Form 10QSB
period 1995-03-31
MEDCROSS INC
filed 1995-05-12
CIK 849145




                                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                  WASHINGTON, D.C. 20549

                                                        FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended              March 31, 1995

                                                            OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934


For the transition period from                        to

Commission file number               0-17973

                                                          MEDCROSS, INC.
                             (Exact name of small business issuer as specified in its charter)

                             FLORIDA                                              59-2291344
                   (State or other jurisdiction of                         (I.R.S. Employer
                   incorporation or organization)                           Identification No.)

                                  3227 Bennet Street North, St. Petersburg, Florida 33713
                                         (Address of principal executive offices)

                                                     (813) 521-1793
                                                (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes    X     No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                                                                      Outstanding at April 30, 1995
Common Stock, par value $0.007                                                                        1,749,163


Traditional Small Business Disclosure Format (Check One):  Yes        No   X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                              MEDCROSS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEET

                                                        (unaudited)
                                                          Assets
                                                                                                        March 31
                                                                                                         1995
Current assets
  Cash and cash equivalents                                                                           $   320,051
  Accounts receivable less allowance of $852,347                                                          925,804
  Inventory                                                                                               839,907
  Prepaid expenses                                                                                        105,024

                 Total current assets                                                                   2,190,786

Property and equipment                                                                                  3,393,896
Less accumulated depreciation                                                                           1,491,504

                 Net property and equipment                                                             1,902,392

Investment in unconsolidated subsidiary                                                                     7,500
Intangible assets, net of amortization of $182,030                                                        612,380
Other assets                                                                                               73,692

                 Total assets                                                                         $ 4,786,750

                                           Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                                               $   517,283
  Advance deposits received                                                                               153,541
  Reserve for warranty liability                                                                          137,267
  Note payable - related party                                                                            218,000
  Note payable - other                                                                                    450,000
  Current portion of long-term debt                                                                       303,505
  Current obligations under capital lease                                                                 252,473

                 Total current liabilities                                                               2,032,069

Long-term debt                                                                                            600,380
Obligations under capital leases                                                                           89,723
Minority interest equity in consolidated subsidiaries                                                     412,296
Commitments and contingencies                                                                                   -

Stockholders' equity
  Preferred stock                                                                                       2,075,000
  Common stock                                                                                             12,244
  Other stockholders' equity                                                                           (  434,962)

                 Total stockholders' equity                                                             1,652,282

                 Total liabilities and stockholders' equity                                           $ 4,786,750
                  The accompanying notes are an integral part of these consolidated financial statements.

                                              MEDCROSS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (unaudited)

                                                                                           Three Months Ended
                                                                                               March 31
                                                                                     1995                    1994
Net operating revenue                                                             $ 1,117,493             $   932,370

Cost of goods sold - equipment sales and service                                      185,157                       -
Salaries and benefits                                                                 328,931                 293,003
Repairs and maintenance                                                                76,946                  80,037
Provision for doubtful accounts                                                       327,588                  36,090
Depreciation and amortization                                                         117,952                 120,677
Other operating expenses                                                              316,788                 326,778

Operating profit (loss)                                                            (  235,869)                 75,785

Interest expense                                                                  (    39,128)            (    42,454)
Other income                                                                            3,816                   8,407
Equity in net income of unconsolidated subsidiary                                           -                   5,359

Income (loss) before minority interest in net income (loss)
  of consolidated subsidiaries and income tax provision                            (  271,181)                 47,097

Minority interest in net income (loss) of consolidated subsidiaries                    12,779                  23,154

Income (loss) before income tax provision                                          (  283,960)                 23,943

Income tax provision                                                                        -                   2,487

Net income (loss)                                                                 $(  283,960)          $      21,456

Earnings (loss) per common share                                                $(        .04)        $             -

Weighted average common and equivalent shares outstanding                           6,884,481               6,954,860












                  The accompanying notes are an integral part of these consolidated financial statements.

                                              MEDCROSS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (unaudited)

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                      1995                    1994
Cash provided by operating activities                                            $     50,068           $      64,359

Cash flows from investing activities
  Purchase of property and equipment                                              (    15,000)           (      6,633)
  Investment in unconsolidated subsidiary                                                   -            (      3,750)

                 Net cash used by investing activities                            (    15,000)             (   10,383)

Cash flows from financing activities
  Proceeds of note payable - related party                                            218,000                       -
  Proceeds (reduction) of note payable - other                                     (  101,000)                218,000
  Reductions of long-term debt                                                    (    97,286)             (   97,286)
  Reduction of capital lease obligations                                          (    59,400)             (   53,932)
  Minority interest contributions                                                           -                 260,417
  Minority interest distributions                                                 (    36,500)            (     9,625)

                 Net cash provided (used) by financing activities                 (    76,186)                317,574

Effect of foreign currency translation on cash flows                                       12              (   87,522)

Increase (decrease) in cash and cash equivalents                                  (    41,106)                284,028

Cash and cash equivalents at beginning of period                                      361,157               1,176,757

Cash and cash equivalents at end of period                                        $   320,051             $ 1,460,785

Supplemental cash flow information

In February 1995 a holder of Class B Preferred Stock converted 9,350 shares into 227,714 shares of Common
Stock.











                 The accompanying notes are an integral part of these  consolidated financial statements.

                                              MEDCROSS, INC. AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Financial Statements

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 1995 and March
31, 1994, (b) the financial position at March 31, 1995, and (c) cash flows for the three-month periods ended
March 31, 1995 and March 31, 1994, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 1994.  The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of those to be expected for the entire year.


Note 2 -Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options and convertible preferred stock.
Fully diluted earnings per share are not presented because it approximates earnings per common share.


Note 3 - Geographic Segment Information

The Company's operations consist of providing diagnostic and clinical outpatient health care services domestically and the sale and service of used medical equipment in the People's Republic of China (PRC).
The corporate office provides management and operational services for domestic outpatient health care services.  The eliminations represent charges for these services to entities included in the consolidation.
Financial information for the different geographic segments is as follows:

Three Months Ended                                                  Corporate/
  March 31, 1995                 Domestic           China           Management         Eliminations        Consolidated
Revenue                        $   696,818       $   337,889       $   133,412        $(    50,626)        $ 1,117,493

Operating Profit               $   146,185       $(  210,987)      $(  120,441)       $(    50,626)        $(  235,869)

Identifiable Assets            $ 3,500,413       $ 1,031,660       $   288,414        $(    33,737)        $ 4,786,750
Three Months Ended                                                  Corporate/
  March 31, 1994                 Domestic           China           Management         Eliminations        Consolidated
Revenue                        $   782,561       $         -       $   178,382        $(    28,573)        $   932,370

Operating Profit               $   263,364       $(   41,530)      $(  117,476)       $(    28,573)        $    75,785

Identifiable Assets            $ 3,993,181       $   597,864       $ 1,357,051        $(    16,960)        $ 5,931,136

Item 2 - Management's Discussion and Analysis

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the
Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended
December 31, 1994.

Results of  Operations

The following Table represents the net operating revenue and operating profit (loss) of the Company for each category of service offered.  The net operating revenue and operating  profit (loss) shown are net of intercompany transactions that were eliminated in consolidation.

                                                                                                  Three Months
                                                                                                   Ended March 31
                                                                                           1995                1994
          NET OPERATING REVENUE
            Diagnostic Imaging                                                         $   696,818         $   782,561
            Sales and Services of Medical Equipment                                        337,889                   -
            Management and Other                                                            82,786             149,809

                                                                                       $ 1,117,493         $   932,370
          OPERATING PROFIT (LOSS)
            Diagnostic Imaging                                                         $   146,185         $   263,364
            Sales and Services of Medical Equipment                                     (  210,987)        (    41,530)
            Management and Other                                                        (  171,067)         (  146,049)

                                                                                       $(  235,869)       $     75,785

Diagnostic Imaging

Net operating revenue from diagnostic imaging services decreased by 11% in 1995 as compared to 1994.
Tampa MRI accounted for $127,649 of the decrease.  This decrease in revenue is the result of a 34% decrease in the number of MRI procedures performed and a 4% decrease in average revenue per procedure.  Tampa
MRI is actively pursuing managed care contracts.  If successful in obtaining these contracts, management expects a decline in average revenue per case, which should be offset by an increase in the number of procedures performed.  MRI revenue of Medcross Imaging, Ltd. decreased by $64,164 in 1995 as compared to 1994.  This decrease was a result of a 14% decrease in the number of cases performed and 1% decrease in the average revenue per case.  Urological Ultrasound Services of Tampa Bay (UUSTB) was acquired and included in the consolidated financial statements of the Company effective October 1, 1994.  UUSTB had diagnostic imaging service revenue of $106,070 in the first quarter of 1995.  The revenue of UUSTB increased
4% compared to revenue as an unconsolidated joint venture in the first quarter of 1994.  This increase was the result of a 29% increase in the number of cases performed, offset by a 20% decline in the average net operating revenue per procedure.

Approximately 80% of the patients treated by the Company's ultrasound operations are Medicare beneficiaries.
Medicare issued final regulations, effective May 1, 1995, eliminating reimbursement to independent physiological laboratories for certain procedures, including the ultrasound procedures performed by UUSTB.
Since UUSTB is classified as an independent physiological laboratory for Medicare purposes and Tampa MRI is not, the Company has transferred its ultrasound operations to Tampa MRI, effective May 1, 1995.  Based upon discussions with representatives of the Medicare intermediary for the State of Florida, the Company should receive reimbursement for the ultrasound procedures performed through Tampa MRI.  As of this date, the Company has not applied for or received reimbursement for ultrasound procedures performed through
Tampa MRI.

The operating profit from diagnostic imaging services decreased by $117,179 in 1995 as compared to 1994.
This decrease was the result of a decline in operating profit from MRI services of $167,135, offset by the
$49,956 operating profit from ultrasound services.  The decline in operating profit from MRI services was related to a decline in revenue, which was partially offset by $24,678 reduction in operating expenses.

During the past several years, there has been increasing pressure from federal and state regulatory and legislative bodies to prevent physicians from referring patients to diagnostic imaging facilities in which they have an ownership interest.  Legislation passed in the State of Florida, where all of the Company's diagnostic imaging services operate, placed a fee cap on diagnostic imaging services.  An injunction has been obtained preventing the State of Florida from enforcing the fee cap.  See "Item 3.  Legal Proceedings" in the Company's
Annual Report on Form 10-KSB for the year ended December 31, 1994.

 Sales and Service of Medical Equipment

The Company sells and services used and refurbished computerized tomography (CT) scanners in the People's
Republic of China through its own office in Beijing and a joint venture company, Shenyang Medcross
Huamei Medical Equipment Company, Ltd. (SMHME), of which it owns 51%.  During the last four months of 1994, the Beijing office completed the installation of two CT scanners and SMHME completed the installation of one CT scanner.  In the first quarter 1995, the Company's Beijing office completed the installation of two additional CT scanners.  To date, the Beijing office has not received any payments on the four CT scanners installed, other than the initial deposits.  Various issues have been raised by the purchasers in China regarding maintenance of the scanners, parts depot, etc.  The Company's President, Henry Toh, personally traveled to China to resolve these issues and obtain payment.  Mr. Toh is confident that the issues will be resolved and payment received by the end of the second quarter of 1995.  However, since no payments have been received other than the initial deposits, the Company has elected to fully reserve for all amounts due to the Beijing office  for the four scanners installed.  This resulted in  an expense of $281,438 in the first quarter of 1995 and $188,842 in the fourth quarter of 1994 and an allowance for doubtful accounts of $470,280 as of March 31, 1995.

Management and Other

Net operating revenue from management and other activities decreased by $67,023 in the first quarter of 1995 as compared to 1994.  The decrease was primarily related to the management contracts with Bay Area Renal
Stone Center (BARSC) and UUSTB.  The BARSC contract accounted for $48,961 in management fees in the first quarter of 1994 and $11,775 in management fees in the first quarter of 1995.  The UUSTB contract accounted for $26,496 in the first quarter of 1994.  Since UUSTB is now wholly owned by the Company, the management and billing fees were eliminated in consolidation in 1995.  The net operating loss from management and  other activities increased $25,018 in the first quarter of 1995 to $171,067.  This increased loss was related to the reduced revenue described above offset by a decrease in corporate overhead expenses of $42,005, primarily travel expenses.

Consolidated Operating Results

Net operating revenue of the Company increased by 20% in the first quarter of 1995 as compared to the same quarter of 1994.  This increase was the result of new sources of revenue from the sale and service of medical equipment in China and the acquisition of UUSTB.  The increase in revenue from  these new  sources was offset by the decline in management fee revenue and revenue from MRI services.  The cost of goods sold was entirely related to the sale and service of CT equipment in China.  While the cost of the two CT scanners sold in 1994 was greater than revenue, there is a significant gross margin on the two scanners installed in the first quarter of 1995.  This increase in the gross margin was due to efficiencies gained through the Company's prior experience in purchasing, refurbishing, shipping, and installing the equipment in China.  The increase in salaries and benefits was primarily related to the inclusion of UUSTB in the consolidation.  The large increase in the provision for doubtful accounts was a result of recording reserve for receivables from China clients, as previously discussed.  The reductions of other operating expenses in the corporate office and Tampa MRI were offset by increases in other operating expenses in the China operations and UUSTB.  The overall decline in operating profit was the culmination of the decline in operating profit from diagnostic imaging services, foreign operations, and the corporate office.  However, $281,438 of the operating loss was related to the reserve for
China receivables.  Excluding this reserve, the Company would have had an operating profit of $45,569.


Liquidity and Capital Resources

Working capital provided by operations during the first quarter of 1995 was $222,402, compared to $198,505 in 1994.  The working capital provided by operating activities increased $23,897 even though net income declined $305,416 during the first quarter of 1995 as compared to the first quarter of 1994.  This disparity was primarily the result of the provision for doubtful accounts for receivables from China recorded in the first quarter of 1995.  The working capital position of the Company declined by $303,915 during the first quarter of 1995.  The working capital position of the Company was $158,717 at March 31, 1995 and $462,632 at
December 31, 1994.  Cash flow provided by operating activities was $50,068 in the first quarter of 1995 compared to $64,359 for the same period in 1994.

Investing activities expenditures during the first quarter of 1995 related to the purchase of additional equipment for the Tampa MRI unit.

During the first quarter of 1995, the Company reduced its long term debt and capital lease obligations by
$156,686 and the outstanding balance of its line of credit by $101,000.  The Company was in violation of loan covenants regarding cash balances, consolidated equity, debt to equity ratios, and past days sales in accounts receivable under the line of credit at March 31, 1995.  The bank has waived those covenant violations.  During the first quarter of 1995, the Company received advances totaling $218,000 from Mortgage Network
International, payable on demand.  The Company's Chairman and Vice Chairman/President have an ownership interest and management control over Mortgage Network International.  The Board of Directors has been requested to approve delivery of a demand promissory note bearing interest at one percent over the prime rate of Southwest Bank of Texas, N.A. concerning such advances.  The $260,417 minority interest contribution during the first quarter of 1994 represents a contribution made by the Company's joint venture partner in
SMHME.  The joint venture agreement requires that capital contributions and distributions of capital are exchanged at a rate of 5.76 Renminbi per U.S. Dollar.  The actual exchange rate at the time the contributions were made was in excess of 8.5  Renminbi per U.S. Dollar.  The effects of foreign currencies on cash flows in 1994 is almost entirely related to the difference between the stipulated exchange rate in the joint venture agreement and the actual exchange rate at the time the contributions were made.

Capital requirements of the Company for 1995 consist primarily of funding ongoing operations and the reduction of the outstanding balance of the Company's line of credit with First Union National Bank of
Florida.  The Company invested approximately $112,000 in additional funds in its China operations during the first quarter of 1995.  The Company has no material commitments for capital expenditures other than for ordinary expenses incurred during the usual course of business.  To the extent that the Company is unable to collect the receivables from China operations, the Company will need to reduce future expenses or raise additional capital to meet its operating cash flow requirements.  Additional investment in the Company's China or domestic operations will require that the Company raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the then existing financial position and results of operations of the Company.  Therefore, no assurances can be made by the Company that such additional capital will be available.

PART II - OTHER INFORMATION

Item 6(a) - Exhibits

     11     Statement regarding computation of earnings per common share.

Item 6(b) - Reports on Form 8-K

     None.

                                                        SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                                                 MEDCROSS, INC.
                                                                                (Registrant)




Date: May 12, 1995                                                        By:  /s/ HENRY TOH
                                                                             Henry Toh
                                                                             President




Date: May 12, 1995                                                        By:  /s/ TIMOTHY R. BARNES
                                                                             Timothy R. Barnes
                                                                             Senior Vice President & Chief
                                                                             Financial Officer
                                                                             (Principal Financial Officer &
                                                                             Principal Accounting Officer)