Form 10QSB
period 1995-06-30
MEDCROSS INC
filed 1995-08-14
CIK 849145




                              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549

                                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended              June 30, 1995

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

                 Class                                                          Outstanding at July 30, 1995
Common Stock, par value $0.007                                                           1,749,163


Traditional Small Business Disclosure Format (Check One):  Yes        No   X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET

                                                 (unaudited)
                                                   Assets
                                                                                           June 30
                                                                                             1995
Current assets
  Cash and cash equivalents                                                              $   270,084
  Accounts receivable less allowance of $773,958                                             913,727
  Inventory                                                                                  799,849
  Prepaid expenses                                                                            63,764

               Total current assets                                                        2,047,424

Property and equipment                                                                     3,386,165
Less accumulated depreciation                                                              1,584,319

               Net property and equipment                                                  1,801,846

Investment in unconsolidated subsidiary                                                        7,500
Intangible assets, net of amortization of $203,386                                           583,176
Other assets                                                                                  67,901

               Total assets                                                              $ 4,507,847

                                    Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                                  $   522,853
  Advance deposits received                                                                  192,093
  Reserve for warranty liability                                                              87,119
  Note payable - related party                                                               218,000
  Note payable - other                                                                       450,000
  Current portion of long-term debt                                                          206,220
  Current obligations under capital lease                                                    258,643

               Total current liabilities                                                   1,934,928

Long-term debt                                                                               600,380
Obligations under capital leases                                                              22,702
Minority equity interest in consolidated subsidiaries                                        393,260
Commitments and contingencies                                                                      -

Stockholders' equity
  Preferred stock                                                                          2,075,000
  Common stock                                                                                12,244
  Other stockholders' deficit                                                             (  530,667)

               Total stockholders' equity                                                  1,556,577

               Total liabilities and stockholders' equity                                $ 4,507,847
           The accompanying notes are an integral part of these consolidated financial statements.

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (unaudited)

                                                       Three Months Ended               Six Months Ended
                                                          June 30                        June 30
                                                     1995          1994             1995           1994
Net operating revenue                             $   758,359   $   895,910      $ 1,875,852   $ 1,828,280

Cost of goods sold - equipment sales and service       54,641             -          239,798             -
Salaries and benefits                                 311,487       316,049          640,418       609,052
Repairs and maintenance                                77,542        82,094          154,488       162,131
Provision for doubtful accounts                    (    3,943)       20,282          323,645        56,372
Depreciation and amortization                         116,741       125,290          234,693       245,967
Other operating expenses                              297,748       276,668          614,536       603,446

Operating profit (loss)                            (   95,857)       75,527       (  331,726)      151,312

Interest expense                                       41,692        43,724           80,820        86,178
Other income                                       (   19,583)     (    9,110)    (   23,399)   (   17,517)
Equity in net income of unconsolidated subsidiary           -        18,664                -        13,305

Income (loss) before minority interest in net income
  (loss) of consolidated subsidiaries and income
  tax provision                                    (  117,966)       22,249       (  389,147)       69,346

Minority interest in net income (loss) of consolidated
  subsidiaries                                     (   20,623)       15,363      (     7,844)       38,517

Income (loss) before income tax provision          (   97,343)        6,886       (  381,303)       30,829

Income tax provision                                        -         2,699                -         5,186

Net income (loss)                                 $(   97,343)  $     4,187      $(  381,303)   $   25,643

Earnings (loss) per common share                 $(       .01) $          -     $(       .06)$           -

Weighted average common and equivalent shares
  outstanding                                       6,831,194     6,927,327        6,857,838     6,941,093











           The accompanying notes are an integral part of these consolidated financial statements.

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (unaudited)

                                                                                     Six Months Ended
                                                                                       June 30
                                                                                1995             1994
Cash provided by operating activities                                         $ 155,982     $    57,006

Cash flows from investing activities
  Purchase of property and equipment                                           ( 15,375)     (   39,506)
  Proceeds from sale of property and equipment                                    4,500              75
  Investment in unconsolidated subsidiary                                             -     (     3,750)

               Net cash used by investing activities                           ( 10,875)     (   43,181)

Cash flows from financing activities
  Proceeds of note payable - related party                                      218,000               -
  Proceeds (reduction) of note payable - other                                 (101,000)        211,000
  Reduction of long-term debt                                                  (194,571)     (  194,571)
  Reduction of capital lease obligations                                       (120,251)     (  109,182)
  Additional paid-in capital                                                          -         260,417
  Minority interest distributions                                              ( 36,500)     (   20,867)

               Net cash provided (used) by
                 financing activities                                          (234,322)        146,797

Effect of foreign currency translation on cash flows                          (   1,858)     (   86,941)

Increase (decrease) in cash and cash equivalents                               ( 91,073)         73,681

Cash and cash equivalents at beginning of period                                361,157       1,176,757

Cash and cash equivalents at end of period                                    $ 270,084     $ 1,250,438


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

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Financial Statements

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended June 30, 1995 and June 30, 1994, (b) the financial position at June 30, 1995, and (c) cash flows for the six-month periods ended
June 30, 1995 and June 30, 1994, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 1994.  The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of those to be expected for the entire year.


Note 2 - Related Party Transactions

The Company received advances from Mortgage Network International.  The Company issued a promissory note bearing interest at one percent over the prime rate at Southwest Bank of Texas, N.A. with maturity of October
31, 1995.  The Company's Vice Chairman/President has management control over Mortgage Network
International.


Note 3 -Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options and convertible preferred stock.  Fully diluted earnings per share are not presented because it approximates earnings per common share.


Note 4 - Geographic Segment Information

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

  Six Months Ended                                         Corporate/
   June 30, 1995            Domestic         China         Management       Eliminations      Consolidated
Revenue                   $ 1,373,862     $   337,889     $   245,315      $(    81,214)      $ 1,875,852

Operating Profit (Loss)   $   237,130     $(  242,151)    $(  245,491)     $(    81,214)      $(  331,726)

Identifiable Assets       $ 3,340,780     $ 1,089,569     $   220,668      $(   143,170)      $ 4,507,847



  Six Months Ended                                         Corporate/
   June 30, 1994            Domestic         China         Management       Eliminations      Consolidated
Revenue                   $ 1,528,991   $           -     $   355,427      $(    56,138)      $ 1,828,280

Operating Profit (Loss)   $   516,321     $(   95,776)    $(  213,105)     $(    56,138)      $   151,312

Identifiable Assets       $ 3,991,714     $   905,332     $ 1,095,681      $(    10,396)      $ 5,982,331

Item 2 - Management's Discussion and Analysis

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's
Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended December 31, 1994.

Results of  Operations

The following Table represents the net operating revenue and operating profit (loss) of the Company for each category of service offered.  The net operating revenue and operating  profit (loss) shown are net of intercompany transactions that were eliminated in consolidation.

                                                Three Months Ended                   Six Months Ended
                                                    June 30                             June 30
                                              1995            1994              1995              1994
         NET OPERATING REVENUE
           Diagnostic Imaging             $   677,044     $   746,430       $ 1,373,862       $ 1,582,991
           Sales and Service of Medical
             Equipment                              -               -           337,889                 -
           Management and Other                81,315         149,480           164,101           299,289

                                          $   758,359     $   859,910       $ 1,875,852       $ 1,828,280

         OPERATING PROFIT (LOSS)
           Diagnostic Imaging             $    90,945     $   252,957       $   237,130       $   516,321
           Sales and Service of Medical
             Equipment                     (   31,164)     (   54,236)       (  242,151)       (   95,766)
           Management and Other            (  155,638)     (  123,194)       (  326,705)       (  269,243)

                                          $(   95,857)   $     75,527       $(  331,726)      $   151,312

Diagnostic Imaging

Net operating revenue from diagnostic imaging services for the three-month and six-month periods ending June
30, 1995 decreased 9% and 10%, respectively, as compared to the same periods in 1994.  MRI revenue of Tampa
MRI decreased $56,538 (17%) for the three months ended June 30, 1995 and $184,187 (25%) for the six months ended June 30, 1995.  This was a result of a decrease in the number of MRI procedures performed for the three-
month and six-month periods ended June 30, 1995 of 18% and 26%, respectively, as compared to the same periods in the prior year.  Tampa MRI has been successful in obtaining several managed care contracts.  The
Company's marketing activities have resulted in a 19% increase in the number of cases performed from the first quarter of 1995.  Tampa MRI is continuing to pursue additional managed care contracts.  Obtaining managed care contracts will cause the average revenue per case to decline, which should be offset by an increase in the number of procedures performed.  MRI revenue of Medcross Imaging, Ltd. decreased by $98,875 (24%) and

$163,039 (27%), for the three-month and six-month periods ended June 30, 1995, respectively, as compared to the same periods in 1994.  This was a result of a decrease in number of patients treated of 26% for the three-
month and 20% for the six-month periods ended June 30, 1995 as compared to the same periods in 1994 and was caused by increased competition in the area.  A mobile MRI company began providing service to a local hospital in the first quarter of 1995.  The hospital closed in June 1995 and the mobile company opened an MRI center in St. Petersburg, Florida which creates direct competition for Medcross Imaging, Ltd.  Urological
Ultrasound Services of Tampa Bay (UUSTB) was acquired and included in the consolidated financial statements of the Company effective October 1, 1994.  On May 1, 1995, the Company transferred its ultrasound operations to Tampa MRI.  Ultrasound revenue for the three-month and six-month periods ended June 30, 1995 were
$86,027 and $192,097, respectively.  Ultrasound revenue increased 31% and 14% for the three-month and six-
month periods of June 30, 1995, respectively, as compared to revenue of the unconsolidated joint venture for the same periods in 1994.  The number of procedures increased 32% for the three-month period ended June 30,
1995 and 26% for the six-month period ended June 30, 1995 as compared to corresponding periods of the prior year.

The operating profit from diagnostic imaging services decreased $128,179 and $279,191 for the three-month and six-month periods ended June 30, 1995, respectively, as compared to the same periods of the prior year.  These decreases were caused by a decline in operating profit from MRI services of $179,673 and $346,808 for the three-
month and six-month periods ended June 30, 1995, respectively, compared to the three-month and six-month periods ended June 30, 1994.  These declines were offset by a $17,661 and $67,617 operating profit from ultrasound services for the three-month and six-month periods ended June 30, 1995.  The decline in MRI operating profit for the three-month and six-month periods ended June 30, 1995 was a result of the decrease in
MRI revenue and increase in the provision for doubtful accounts.

During the past several years, there has been increasing pressure from federal and state regulatory and legislative bodies to prevent physicians from referring patients to diagnostic imaging facilities in which they have an ownership interest.  Legislation passed in the State of Florida, where all of the Company's diagnostic imaging services operate, placed a fee cap on diagnostic imaging services.  An injunction has been obtained preventing the State of Florida from enforcing the fee cap.  See "Item 3.  Legal Proceedings" in the Company's Annual
Report on Form 10-KSB for the year ended December 31, 1994.  The State of Florida is seeking a review of that on appeal and there can be no assurances as to the outcome of such appeal.

 Sales and Service of Medical Equipment

The Company sells and services used and refurbished computerized tomography (CT) scanners in the People's
Republic of China through its own office in Beijing and a joint venture company, Shenyang Medcross Huamei
Medical Equipment Company, Ltd. (SMHME), of which it owns 51%.  During the last four months of 1994, the
Beijing office completed the installation of two CT scanners and SMHME completed the installation of one CT scanner.  In the first quarter 1995, the Company's Beijing office completed the installation of two additional CT scanners.  On May 31, 1995, the Beijing office was closed and the responsibilities for the parts depot and the remaining inventory have been transferred to SMHME.  Various issues have been raised by the purchasers in
China regarding maintenance of the scanners, parts depot, etc.  The Company's President, Henry Toh, personally traveled to China to resolve these issues and obtain payment.  The Company received a $100,000 payment in
June 1995, and Mr. Toh is confident that the issues will be resolved and payment received by the end of the third quarter of 1995.  However, the Company has elected to fully reserve for all amounts due to the Beijing office for the four scanners installed.  This resulted in  an expense of $189,214 in the first six months of 1995 and
$188,842 in the fourth quarter of 1994 and an allowance for doubtful accounts of $378,056 as of June 30, 1995.
In June 1995, the Company has written down one of the CT scanners in inventory to what management believes is fair market value.  This resulted in $49,122 of additional cost of goods sold.  The Company has held preliminary discussions regarding the sale of the China operations.  Nevertheless, the Company has not received any definitive offers at this time and there can be no assurance that such operations will be sold.




Management and Other

Net operating revenue from management and other activities decreased by $68,165 and $135,188 in the three-
month and six-month periods ended June 30, 1995, respectively, compared to the same periods in 1994.  The decrease was primarily related to the management contracts with Bay Area Renal Stone Center (BARSC) and
UUSTB.  The BARSC contract accounted for $36,684 and $72,959 for the three-month and six-month periods ended June 30, 1995, respectively.  The UUSTB contract accounted for $24,994 and $51,490 in the three-month and six-month periods ended June 30, 1994, respectively.  Since UUSTB became a wholly owned subsidiary in
October 1994, management and billing fees have been eliminated in consolidation.

The net operating loss from management and other activities increased by $32,444 and $57,462 in the three-
month and six-month periods ended June 30, 1995, respectively, as compared to the same periods in 1994.  This increased loss was related to the decrease in revenues from management and other activities, offset by a decrease in corporate expense of $35,591 and $77,726 in the three-month and six-month periods ended June 30, 1995 as compared to the same periods in 1994.

Corporate expenses will be reduced in the third and fourth quarters of 1995 due to the resignation of the Vice
President of Acquisitions, Bijan Taghavi, effective July 26, 1995 and the resignation of the Senior Vice
President/CFO, Timothy R. Barnes, effective August 6, 1995.  These positions will not be replaced at this time.
The Company has actively begun pursuit of imaging centers in the United States and will use outside third party consultants in its efforts to expand its ownership and operation of MRI facilities.

Consolidated Operating Results

Net operating revenue of the Company decreased 15% for the three-month period ended June 30, 1995 as compared to the same period in 1994.  The decrease is a result of the decline in management fee revenue and revenue from MRI services, offset by the inclusion of ultrasound revenues.  The cost of goods sold in the second quarter was mainly related to the writedown of CT scanner inventory to fair market value.  The decrease in salaries and benefits was due to a decrease in the corporate office, offset by an increase in diagnostic imaging
(due to the inclusion of UUSTB) and China operations.  The provision for doubtful accounts decreased significantly due to the collection of receivables from China clients, which were reserved at 100%.  The increases in the China operations and ultrasound services were offset by the reduction of other operating expenses in the corporate office.  The decline in operating profit was the culmination of the decline in operating profit from diagnostic imaging and the corporate office, offset by an increase in operating profit for China operations.

Net operating revenue of the Company increased by 3% in the first six months of 1995 as compared to the same period of 1994.  This increase was the result of new sources of revenue from the sale and service of medical equipment in China and the acquisition of UUSTB.  The increase in revenue from  these new  sources was offset by the decline in management fee revenue and revenue from MRI services.  The cost of goods sold was related to the sale and service of CT equipment in China and the write-down of inventory to fair market value.  While the cost of the first two CT scanners sold in 1994 was greater than revenue, there was a significant gross margin on the two scanners installed in the first quarter of 1995.  This increase in the gross margin was due to efficiencies gained through the Company's prior experience in purchasing, refurbishing, shipping, and installing the equipment in China.  The increase in salaries and benefits was primarily related to the inclusion of UUSTB in the consolidation.  The large increase in the provision for doubtful accounts was a result of recording a reserve for receivables from China clients, as previously discussed.  The reductions of other operating expenses in the corporate office and Tampa MRI were offset by increases in other operating expenses in the China operations and UUSTB.  The overall decline in operating profit was the culmination of the decline in operating profit from diagnostic imaging services, foreign operations, and the corporate office.

Liquidity and Capital Resources

Working capital provided by operations during the first six months of 1995 was $173,212, compared to $351,455 in 1994.  The working capital decreased mainly due to the decline of net income.  The working capital position of the Company declined by $350,136 during the six-month period ended June 30, 1995.  Working capital position of the Company was $112,496 at June 30, 1995 and $462,632 at December 31, 1994.  Cash flow provided by operating activities was $155,982 in the first six months of 1995 compared to $57,006 in the same period in 1994.
 This was mainly due to the collection of $100,000 from China receivables.
Investing activities expenditures during the first six months of 1995 related to the purchase of additional equipment for the Tampa MRI unit.

During the six months of 1995, the Company reduced its long term debt and capital lease obligations by $314,822 and the outstanding balance of its line of credit by $101,000.  The Company was in violation of loan covenants regarding cash balances, consolidated equity, debt to equity ratios, and cash flow coverage ratios, under the line of credit at June 30, 1995.  The bank has waived those covenant violations.  During the first quarter of 1995, the
Company received advances totaling $218,000 from Mortgage Network International, payable on demand.  The
Company's Vice Chairman/President has management control over Mortgage Network International.  The advances were subsequently formalized by the Company issuing a promissory note bearing interest at one percent over the prime rate of Southwest Bank of Texas, N.A. with a maturity of October 1, 1995.  The $260,417 minority interest contribution during the first quarter of 1994 represents a contribution made by the Company's joint venture partner in SMHME.  The joint venture agreement requires that capital contributions and distributions of capital are exchanged at a rate of 5.76 Renminbi per U.S. Dollar.  The actual exchange rate at the time the contributions were made was in excess of 8.5  Renminbi per U.S. Dollar.  The effects of foreign currencies on cash flows in 1994 is almost entirely related to the difference between the stipulated exchange rate in the joint venture agreement and the actual exchange rate at the time the contributions were made.

Capital requirements of the Company for 1995 consist primarily of funding ongoing operations, repayment of
Mortgage Network International advances, and the reduction of the outstanding balance of the Company's line of credit with First Union National Bank of Florida.  The Company has no material commitments for capital expenditures other than for ordinary expenses incurred during the usual course of business.  To the extent that the Company is unable to collect the receivables from China operations, the Company will need to reduce future expenses or raise additional capital to meet its operating cash flow requirements.  Additional investment in the
Company's China or domestic operations will require that the Company raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the then existing financial position and results of operations of the Company.
Therefore, no assurances can be made by the Company that such additional capital will be available.

PART II - OTHER INFORMATION

Item 5 - Other Information

    Timothy R. Barnes the Senior Vice President/CFO, Secretary/Treasurer of the Company has resigned his position, effective August 6, 1995, to pursue other opportunities.

    Bijan Taghavi the Vice President of Acquisitions and a Director of the Company has resigned his position, effective July 26, 1995, to pursue other opportunities.

Item 6(a) - Exhibits

    11     Statement regarding computation of earnings per common share.

Item 6(b) - Reports on Form 8-K

    None.

                                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                                         MEDCROSS, INC.
                                                                        (Registrant)




Date: August 14, 1995                                                By:  /s/ HENRY TOH
                                                                     Henry Toh
                                                                     President
                                                                     (Acting Principal Financial Officer &
                                                                     Acting Principal Accounting Officer)