Form 10QSB
period 1995-09-30
MEDCROSS INC
filed 1995-11-14
CIK 849145




                              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549

                                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended              September 30, 1995

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

                 Class                                                       Outstanding at October 31, 1995
Common Stock, par value $0.007                                                           1,751,243


Traditional Small Business Disclosure Format (Check One):  Yes        No   X
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET

                                                 (unaudited)

                                                   Assets
                                                                                        September 30
                                                                                             1995
Current Assets
  Cash and cash equivalents                                                              $    78,692
  Accounts receivable less allowance of $727,640                                             878,851
  Inventory                                                                                  798,839
  Prepaid expenses                                                                            75,378

               Total current assets                                                        1,831,760

Property and equipment                                                                     3,388,737
Less accumulated depreciation                                                              1,677,603

               Net property and equipment                                                  1,711,134

Intangible assets, net of amortization of $223,910                                           556,445
Other assets                                                                                  70,945

               Total assets                                                              $ 4,170,284

                                    Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                                  $   545,258
  Advance deposits received                                                                  191,735
  Reserve for warranty liability                                                              40,144
  Note payable - related party                                                               218,000
  Note payable - other                                                                       400,000
  Current portion of long-term debt                                                          119,434
  Current obligations under capital lease                                                    219,007

               Total current liabilities                                                   1,733,578

Long-term debt                                                                               675,000
Minority equity interest in consolidated subsidiaries                                        378,843
Commitments and contingencies                                                                      -

Stockholders' equity
  Preferred stock                                                                          2,075,000
  Common stock                                                                                12,244
  Other stockholders' deficit                                                             (  704,381)

               Total stockholders' equity                                                  1,382,863

               Total liabilities and stockholders' equity                                $ 4,170,284




           The accompanying notes are an integral part of these consolidated financial statements.

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                       September 30                  September 30
                                                     1995          1994             1995           1994
Net operating revenue                             $   607,014   $ 1,152,859      $ 2,482,866   $ 2,981,139

Cost of goods sold - equipment sales
  and service                                      (   46,601)      473,460          193,197       473,460
Salaries and benefits                                 262,787       319,885          903,205       928,937
Repairs and maintenance                                78,673        76,800          233,161       238,931
Provision for doubtful accounts                        18,444        43,135          342,089        99,507
Depreciation and amortization                         113,901       122,722          348,594       368,689
Other operating expenses                              341,950       335,921          956,486       939,367

Operating loss                                     (  162,140)   (  219,064)      (  493,866)   (   67,752)

Interest expense                                       44,066        41,880          124,886       128,058
Other income                                       (   16,493)   (    7,023)      (   39,892)   (   24,540)
Gain on sale of interest in unconsolidated
  subsidiary                                       (   20,500)            -       (   20,500)            -
Equity in net income of unconsolidated
  subsidiary                                                -         1,139                -        14,444

Loss before minority interest in net income
  (loss) of consolidated subsidiaries and
  income tax provision                             (  169,213)   (  255,060)      (  558,360)   (  185,714)

Minority interest in net income (loss) of
  consolidated subsidiaries                            4,160     (   22,394)     (     3,684)       16,123

Loss before income tax provision                   (  173,373)   (  232,666)      (  554,676)   (  201,837)

Income tax provision                                        -    (   73,280)               -    (   68,094)

Net loss                                          $(  173,373)  $(  159,386)     $(  554,676)  $(  133,743)

Loss per common share                           $(        .03)$(        .02)   $(       .08 )$(        .02)

Weighted average common and equivalent
  shares outstanding                                6,833,956     6,885,537        6,849,875     6,922,575







           The accompanying notes are an integral part of these consolidated financial statements.

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (unaudited)

                                                                                    Nine Months Ended
                                                                                     September 30
                                                                                1995             1994
Cash provided (used) by operating activities                                  $ 156,525     $(  414,598)

Cash flows from investing activities
  Purchase of property and equipment                                           ( 18,321)     (   41,488)
  Proceeds from sale of property and equipment                                    4,900             425
  Proceeds from sale of interest in unconsolidated subsidiary                    28,000               -
  Investment in unconsolidated subsidiary                                             -      (    3,750)

               Net cash provided (used) by investing activities                  14,579      (   44,813)

Cash flows from financing activities
  Proceeds of note payable - related party                                      218,000               -
  Proceeds (reduction) of note payable - other                                 (151,000)        200,000
  Reduction of long-term debt                                                  (280,997)     (  291,858)
  Reduction of capital lease obligations                                       (182,589)     (  165,781)
  Issuance of common stock                                                            -               8
  Additional paid-in capital                                                          -         263,391
  Minority interest distributions                                              ( 54,750)     (   36,267)

               Net cash used by financing activities                           (451,336)     (   30,507)

Effect of foreign currency translation on cash flows                          (   2,233)     (   87,306)

Decrease in cash and cash equivalents                                          (282,465)     (  577,224)

Cash and cash equivalents at beginning of period                                361,157       1,176,757

Cash and cash equivalents at end of period                                    $  78,692     $   599,533


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

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Financial Statements

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended September
30, 1995 and September 30, 1994, (b) the financial position at September 30, 1995, and (c) cash flows for the nine-month periods ended September 30, 1995 and September 30, 1994, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 1994.  The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of those to be expected for the entire year.

Note 2 - Related Party Transactions

The Company received advances from Mortgage Network International.  The Company issued a promissory note bearing interest at one percent over the prime rate at Southwest Bank of Texas, N.A. with maturity of October
1, 1995.  The Company's Vice Chairman/President has management control over Mortgage Network
International.  The principal balance due at September 30 is $218,000.  Mortgage Network International has
agreed to extend the term of the note to three years provided the Company makes monthly principal and interest payments beginning December 1, 1995.

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

Nine Months Ended                                          Corporate/
September 30, 1995          Domestic         China         Management       Eliminations      Consolidated
Revenue                   $ 1,907,911     $   337,889     $   340,036      $(   102,970)      $ 2,482,866

Operating Profit (Loss)   $   258,469     $(  197,230)    $(  452,135)     $(   102,970)      $(  493,866)

Identifiable Assets       $ 3,106,345     $ 1,043,769     $   167,384      $(   147,214)      $ 4,170,284





Nine Months Ended                                          Corporate/
September 30, 1994          Domestic         China         Management       Eliminations      Consolidated
Revenue                   $ 2,118,420   $     443,600     $   499,020      $(    79,901)      $ 2,981,139

Operating Profit (Loss)   $   607,388     $(  255,810)    $(  339,429)     $(    79,901)      $(   67,752)

Identifiable Assets       $ 3,854,289     $ 1,284,576     $   488,766      $(    74,979)      $ 5,552,652


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

                                                Three Months Ended                  Nine Months Ended
                                                 September 30                        September 30
                                              1995            1994              1995              1994
         NET OPERATING REVENUE
           Diagnostic Imaging             $   534,049     $   589,429       $ 1,907,911       $ 2,118,420
           Sales and Service of Medical
             Equipment                              -         443,600           337,889           443,600
           Management and Other                72,965         119,830           237,066           419,119

                                          $   607,014     $ 1,152,859       $ 2,482,866       $ 2,981,139

         OPERATING PROFIT (LOSS)
           Diagnostic Imaging             $    21,339     $    91,067       $   258,469       $   607,388
           Sales and Service of Medical
             Equipment                         44,921      (  160,044)       (  197,230)       (  255,810)
           Management and Other            (  228,400)     (  150,087)       (  555,105)       (  419,330)

                                          $(  162,140)    $(  219,064)      $(  493,866)     $(    67,752)

Diagnostic Imaging

Net operating revenue from diagnostic imaging services for the three-month and nine-month periods ending
September 30, 1995 decreased 9% and 10%, respectively, as compared to the same periods in 1994.  MRI revenue of Tampa MRI decreased $15,518 (6%) for the three-months ended September 30, 1995 and $199,705
(21%) for the nine-months ended September 30, 1995.  The decrease in revenues for the nine-months ended
September 30, 1995 is a result of a decrease in the number of MRI procedures performed for that period of 17%
as compared to the same period in the prior year.  In addition, since Tampa MRI has obtained several managed care contracts, the average revenue per case has also declined 6%.  For the three-months ended September 30,
1995 the number of procedures has increased 6% as compared to the same period in 1994.  However, the fact that Tampa MRI has obtained managed care contracts providing for fixed charges per patient which are generally lower than the charges obtainable for other patients has caused the average revenues per procedure to decrease
12% for the three-months ended September 30, 1995 as compared to the same period in 1994.  MRI revenue of Medcross Imaging, Ltd. decreased by $88,267 (25%) and $251,306 (21%), for the three-month and nine-month periods ended September 30, 1995, respectively, as compared to the same periods in 1994.  This was a result of a decrease in number of patients treated of 24% for the three-month and 21% for the nine-month periods ended
September 30, 1995 as compared to the same periods in 1994 and was caused by increased competition in the area.  A mobile MRI company began  providing service to a local hospital in the first quarter of 1995.  The hospital closed in June 1995 and the mobile company opened an MRI center in St. Petersburg, Florida which creates direct competition for Medcross Imaging, Ltd.  Urological Ultrasound Services of Tampa Bay (UUSTB)
was acquired and included in the consolidated financial statements of the Company effective October 1, 1994.
On May 1, 1995, the Company transferred its ultrasound operations to Tampa MRI.  Ultrasound revenue for the three-month and nine-month periods ended September 30, 1995 were $48,405 and $240,502, respectively.
Ultrasound revenues decreased 43% for the three-month period ended September 30, 1995 and increased 5%
for the nine-month period ended September 30, 1995 as compared to the revenue of the unconsolidated joint venture for the same periods in 1994.  The number of procedures increased 6% for the three month period ended September 30, 1995 and 20% for the nine-month period ended September 30, 1995 as compared to the corresponding periods of the prior year.  The increase in the number of procedures performed for the three-
month and nine-month periods ended September 30, 1995 were offset by decreases in the average revenues per procedure for those same periods.

The operating profit from diagnostic imaging services decreased $69,728 and $348,919 for the three-month and nine-month periods ended September 30, 1995, respectively, as compared to the same periods of the prior year.
The decrease in operating profit from diagnostic imaging services for the three-month period ending September
30, 1995 as compared to the same period in 1994 was caused by a decline in operating profit from MRI services of $60,638 and a decline in the operating profit from ultrasound services of $9,090.  The decrease in operating profit from diagnostic imaging services for the nine-months ended September 30, 1995 as compared to the same periods of the prior year was caused by a decline in operating profit from MRI services of $407,446 offset by an increase in the operating profit of ultrasound services of $58,527.  The decline in MRI operating profit for the three-month and nine-month periods ended September 30, 1995 was a result of the decrease in MRI revenue and the increase in the provision for doubtful accounts offset by decreases in salaries and benefits for those periods.

During the past several years, there has been increasing pressure from federal and state regulatory and legislative bodies to prevent physicians from referring patients to diagnostic imaging facilities in which they have an ownership interest.  Legislation passed in the State of Florida, where all of the Company's diagnostic imaging services operate, placed a fee cap on diagnostic imaging services.  An injunction has been obtained preventing the State of Florida from enforcing the fee cap.  See "Item 3.  Legal Proceedings" in the Company's Annual
Report on Form 10-KSB for the year ended December 31, 1994.  The State of Florida is seeking a review of that injunction on appeal and there can be no assurances as to the outcome of such appeal.

Sales and Service of Medical Equipment

The Company sells and services used and refurbished computerized tomography (CT) scanners in the People's
Republic of China through its own office in Beijing and a joint venture company, Shenyang Medcross Huamei
Medical Equipment Company, Ltd. (SMHME), of which it owns 51%.  During the last four months of 1994, the
Beijing office completed the installation of two CT scanners and SMHME completed the installation of one CT scanner.  In the first quarter 1995, the Company's Beijing office completed the installation of two additional CT scanners.  On May 31, 1995, the Beijing office was closed and the responsibilities for the parts depot and the remaining inventory have been transferred to SMHME.  Various issues have been raised by the purchasers in
China regarding maintenance of the scanners, parts depot, etc.  The Company has received $125,000 in payments through September 30, 1995.  However, the Company has elected to fully reserve for all amounts due to the
Beijing office  for the four scanners installed.  This resulted in  an expense of $164,214 for the nine-months ended September 30, 1995 and $188,842 in the fourth quarter of 1994 and an allowance for doubtful accounts of $353,056 as of September 30, 1995.  In June 1995, the Company has written down one of the CT scanners in inventory to what management believes is fair market value.  This resulted in $49,122 of additional cost of goods sold.  The Company has held preliminary discussions regarding the sale of the China operations.  Nevertheless, the Company has not received any definitive offers at this time nor has any decision been made to sell such operations.

Management and Other

Net operating revenue from management and other activities decreased by $46,865 and $182,053 in the three-
month and nine-month periods ended September 30, 1995, respectively, compared to the same periods in 1994.
The decrease was primarily related to the management contracts with Bay Area Renal Stone Center (BARSC)
and UUSTB.  The BARSC contract accounted for $22,432 and $165,921 for the three-month and nine-month periods ended September 30, 1994, respectively.  The UUSTB contract accounted for $24,543 and $76,034 in the three-month and nine-month periods ended September 30, 1994, respectively.  Since UUSTB became a wholly owned subsidiary in October 1994, management and billing fees have been eliminated in consolidation.

The net operating loss from management and other activities increased by $78,313 and $135,775 in the three-
month and nine-month periods ended September 30, 1995, respectively, as compared to the same periods in 1994.
The increased loss for the three-months ended September 30, 1995 was related to the decrease in revenues from management and other activities and an increase in corporate expense of $31,448 as compared to the same period in 1994.  The increase in corporate expense for the third quarter of 1995 as compared to the third quarter of 1994 was a result of the increased use of outside third party consultants during that period.  Excluding these fees paid, corporate overhead expenses decreased $21,302 for the three-months ended September 30, 1995 and
$99,028 for the nine-months ended September 30, 1995 as compared to the same period in 1994.  The increased loss for the nine-months ended September 30, 1995 was related to the decrease in revenues from management and other activities offset by a decrease in corporate expense of $46,278 as compared to the same period in 1994.


Corporate expenses will be further reduced in the fourth quarter of 1995 due to the resignation of the Vice
President of Acquisitions, Bijan Taghavi, effective July 26, 1995 and the resignation of the Senior Vice
President/CFO, Timothy R. Barnes, effective August 6, 1995.  These positions will not be replaced at this time.
The Company has implemented an internal reorganizational plan to reduce the Company's operating overhead.
Previously the Company maintained an internal staff for the purpose of finding, addressing, and implementing proposed acquisitions, at substantial costs to the Company.

Consolidated Operating Results

Net operating revenue of the Company decreased 47% for the three-month period ended September 30, 1995 as compared to the same period in 1994.  The decrease is a result of the decline in management fee revenue, decrease in the sale and service of medical equipment in China, and a decrease in revenue from MRI services, offset by the inclusion of ultrasound revenues.  The cost of goods sold in the third quarter was mainly related to the reversal of warranty liability accrued at the time the CT scanners were sold.  The decrease in salaries and benefits was due to a decrease in all segments of the Company, offset by the inclusion of UUSTB.  The provision for doubtful accounts decreased due to the collection of receivables from China clients, which were reserved at
100%.  The decreases in other operating expenses of the China operations and MRI services were offset by the increase of other operating expenses in the corporate office and the inclusion of ultrasound services.  The operating profit of the Company increased $56,924 for the third quarter of 1995 as compared to the third quarter of 1994.  This increase was a result of a decrease in operating expenses from the sale and service of medical equipment in China offset by an increase in operating expenses for diagnostic imaging services (due to the inclusion of UUSTB) and an increase in the operating expenses for corporate overhead.

Net operating revenue of the Company decreased by 17% in the nine-months ended September 30, 1995 as compared to the same period of 1994.  The decrease was the result of the decline in management fee revenue, the decrease in the sale and service of medical equipment in China, and a decrease in revenue from MRI service, offset by the inclusion of ultrasound revenues.  The cost of goods sold was related to the sale and service of CT equipment in China and the write-down of inventory to fair market value.  While the cost of the first two CT scanners sold in 1994 was greater than revenue, there was a significant gross margin on the two scanners installed in the first quarter of 1995.  This increase in the gross margin was due to efficiencies gained through the
Company's prior experience in purchasing, refurbishing, shipping, and installing the equipment in China.  The decrease in salaries and benefits was primarily related to the resignations of Bijan Taghavi and Timothy Barnes in the corporate office and a reduction in salaries of diagnostic imaging services offset by the inclusion of
UUSTB in the consolidation and an increase in salaries for foreign operations.  The large increase in the provision for doubtful accounts was a result of recording a reserve for receivables from China clients, as previously discussed and recording an allowance for UUSTB.  The reduction in other operating expenses for the
China operations and Tampa MRI were offset by an increase in other operating expenses for the corporate office and UUSTB.  The overall decline in operating profit was the culmination of the decline in operating profit from diagnostic imaging services, foreign operations, and the corporate office.

Liquidity and Capital Resources

Working capital provided by operations during the nine-months ended September 30, 1995 was $107,821, compared to $421,752 in 1994.  The working capital decreased mainly due to the decline of net income.  The working capital position of the Company declined by $364,450 during the nine-month period ended September
30, 1995.  Working capital position of the Company was $98,182 at September 30, 1995 and $462,632 at
December 31, 1994.  Cash flow provided by operating activities was $156,525 for the nine-months ended
September 30, 1995 compared to cash flow used of $414,598 in the same period in 1994.   This was mainly due
to the collection of $125,000 from China receivables.

Investing activities expenditures for the nine-months ended September 30, 1995 related to the purchase of additional equipment for the Tampa MRI unit.  Investing activities providing resources to the Company were related to the sale of medical equipment by Tampa MRI and the sale of an interest in the unconsolidated subsidiary.

During the nine months of 1995, the Company reduced its long term debt and capital lease obligations by
$457,639 and the outstanding balance of its line of credit by $151,000.  The Company was in violation of loan covenants regarding cash balances, consolidated equity, debt to equity ratios, and cash flow coverage ratios, under the line of credit at September 30, 1995.  The bank has waived those covenant violations.  Pursuant to the
Company's oral understanding with the bank, the Company was required to reduce the principal by $50,000 on
October 31, 1995, which has not been paid.  Due to scheduling difficulties, the Company has been unable to meet with the bank; however, the Company presently has a meeting scheduled for December 1, 1995.  There can be no assurance the Company will be able to negotiate an acceptable payment schedule or revised terms.  During the first quarter of 1995, the Company received advances totaling $218,000 from Mortgage Network International, payable on demand.  The Company's Vice Chairman/President has management control over Mortgage Network
International.  The advances were subsequently formalized by the Company issuing a promissory note bearing interest at one percent over the prime rate of Southwest Bank of Texas, N.A. with a maturity of October 1, 1995.
Mortgage Network International has agreed to extend the term of the note to three years provided the Company makes monthly principal and interest payments beginning December 1, 1995.  The $260,417 minority interest contribution during the first quarter of 1994 represents a contribution made by the Company's joint venture partner in SMHME.  The joint venture agreement requires that capital contributions and distributions of capital are exchanged at a rate of 5.76 Renminbi per U.S. Dollar.  The actual exchange rate at the time the contributions were made was in excess of 8.5  Renminbi per U.S. Dollar.  The effects of foreign currencies on cash flows in 1994 is almost entirely related to the difference between the stipulated exchange rate in the joint venture agreement and the actual exchange rate at the time the contributions were made.

Capital requirements of the Company for 1995 consist primarily of funding ongoing operations, repayment of
Mortgage Network International advances, and the reduction of the outstanding balance of the Company's line of credit with First Union National Bank of Florida.  The Company has no material commitments for capital expenditures other than for ordinary expenses incurred during the usual course of business.  To the extent that the Company is unable to collect the receivables from China operations, the Company will need to reduce future expenses or raise additional capital to meet its operating cash flow requirements.  Additional investment in the
Company's China or domestic operations would require that the Company raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the then existing financial position and results of operations of the Company.
Therefore, no assurances can be made by the Company that such additional capital will be available.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company held its Annual Shareholders Meeting on October 17, 1995.  Mr. Henry Toh and Mr. Joel
         Kanter were elected as Class II Directors at the meeting to serve for three years.  Ms. Po Shin Wong and Dr. R. Huston Babcock, neither of whom are Class II Directors, were not up for election and their terms of office as Directors continued after the meeting.

         The Shareholders approved the adoption of the Medcross, Inc. 1995 Director's Stock Option and
         Appreciation Rights Plan, which provides for the issuance of incentive stock options, non-qualified stock options, and stock appreciation rights.  The Preferred shareholders voted 192,500 shares in favor and none against.  The common stock shareholders voted 141,381 shares in favor, 60,175 shares against, and
         15,316 shares abstained.

         The shareholders approved the adoption of the Medcross, Inc. 1995 Employee Stock Option and
         Appreciation Rights Plan, which provides for the issuance of incentive stock options, non-qualified stock options, and stock appreciation rights.  The Preferred shareholders voted 192,500 shares in favor and none against.  The common stock shareholders voted 166,531 shares in favor, 48,375 shares against, and
         1,966 shares abstained.

         The shareholders ratified the selection of Coopers & Lybrand and the Company's independent public accounts for the 1995 fiscal year by a vote of 1,005,983 votes in favor, 23,857 votes against, and 7,050 votes abstained.

Item 5 - Other Information

    None.

Item 6(a) - Exhibits

    4(a)     Series CS Warrant to purchase common shares of Medcross, Inc.<F1>

    10(a)    Consulting Agreement by Medcross, Inc., Kalo Acquisitions, L.L.C., and Jason H. Pollak.<F2>

    10(b)    Consulting Agreement, dated as of August 6, 1995, between the Company and Timothy R. Barnes.<F1>

    10(c)    Medcross, Inc. 1995 Director's Stock Option and Appreciation Rights Plan.<F3>

    10(d)    Medcross, Inc. 1995 Employee Stock Option and Appreciation Rights Plan.<F3>

    11     Statement regarding computation of earnings per common share.

-------------------------------------------

<F1>
    Incorporated by reference to the Company's registration statement on Form S-8, filed October 27, 1995
    (File Number 33-63751).
<F2>
    Incorporated by reference to the Company's registration statement on Form S-8, filed on October 27, 1995
    (File Number 33-63749).
<F3>
    Incorporated by reference to the Company's Proxy Statement filed on September 25, 1995 (File Number
    17973).

Item 6(b) - Reports on Form 8-K

    None.

                                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                                         MEDCROSS, INC.
                                                                        (Registrant)




Date: November 14, 1995                                           By:  /s/ HENRY TOH
                                                                     Henry Toh
                                                                     President
                                                                     (Acting Principal Financial Officer &
                                                                     Acting Principal Accounting Officer)
