Form 10KSB
period 1995-12-31
MEDCROSS INC
filed 1996-04-15
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to ______________

Commission File No. 0-17973.

                                  MEDCROSS, INC.
                   (Name of small business issuer in its charter)

            Florida                                     59-2291344
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

3227 Bennet Street North, St. Petersburg, Florida            33713
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:  (813) 521-1793

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                                                 Common Stock, $.007 par value
                                                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES [X]  NO [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

The issuer's revenue for its most recent fiscal year was $3,122,953.

The aggregate market value of Common Stock held by non-affiliates based upon the closing bid price of $3.875 on February 29, 1996, as reported by NASDAQ was approximately $10,240,846.

As of February 29, 1996 there were 6,781,983 shares of Medcross, Inc. Common Stock, $.007 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES [   ]  NO [X]

Item 1. Description of Business.

General

Medcross, Inc. (the "Company") was incorporated in Florida on April 21, 1983. The Company's offices are located at 3227 Bennet Street North, St. Petersburg, Florida, 33713. The telephone number at that address is (813) 521-1793. The Company has several wholly owned and partially owned subsidiaries. Together with its subsidiaries, the Company currently concentrates its efforts into four distinct areas:

      * Ownership and operation of an Internet access and related services business which provides such services to individuals and businesses throughout the United States;
      * Ownership and operation of domestic radiological diagnostic imaging services;
      *    Management of therapeutic medical modalities; and
      *    Sales and service of diagnostic imaging equipment in the Far East.

The Company has only recently entered into the Internet related business via its acquisition of I-Link Worldwide, Inc., a Utah corporation ("I-Link") in February 1996. See "Recent Developments".

Recent Developments

I-Link Acquisition. On February 23, 1996, the Company closed its acquisition of all of the issued and outstanding common stock of I-Link from ILINK, Ltd., a Utah limited partnership in exchange for the issuance of an aggregate of 4,000,000 shares of common stock, par value $.007 per share (the "Common Stock"), of the Company. Prior to the acquisition, the assets and liabilities of ILINK, Ltd. were transferred to I-Link (which had no prior activity) at their historical cost. The purchase price was determined through arms-length negotiation. The acquisition was accounted for under the purchase method of accounting. Pursuant to the terms of the Stock Purchase Agreement, 2,600,000 shares of the Common Stock issued pursuant to the acquisition of I-Link were placed in escrow to be released as follows:

      1. 1,600,000 shares of Common Stock are to be released upon the receipt of proceeds greater than or equal to $4,000,000 from the sale of the Company's securities pursuant to the conduct of one or more private or public offerings prior to December 31, 1996; and

      2. 1,000,000 shares of Common Stock are to be released upon the first to occur of the following:

          (i) the monthly revenue derived from subscribers serviced by I-Link and revenue derived from the sale of related products and/or services equals or exceeds $1,000,000; or

          (ii) the number of subscribers serviced by I-Link exceeds 100,000 one year from the date of receipt by the Company of gross proceeds equal to $4,000,000 from the sale of its securities pursuant to one or more private or public offerings.

I-Link provides Internet access services to individuals and businesses in the United States. I-Link is also the owner of a proprietary technology (patent pending) which enables the transmission of information via facsimile over the Internet.

There was no affiliation or relationship between the Company, its affiliates, officers or directors, or associates of such persons and I-Link or ILINK, Ltd. or any of their officers, directors, stockholders, or partners prior to the acquisition.

Note Offering. Simultaneous with the closing of its acquisition of I-Link, the Company completed a private placement of $1,000,000 in aggregate principal amount of convertible promissory notes (the "10% Notes"). The 10% Notes are payable upon the earlier of August 31, 1996 (subject to extension) or the Company's receipt of proceeds of at least $4,000,000 from subsequent debt or equity offerings. The 10% Notesbear interest payable semi-annually at the rate of 10% until August 31, 1996 (13% after such date of the term of the 10% Note is extended). Up to $1,250 of each $50,000 in principal amount of note is convertible at any time at the option of the holder, into a maximum of 350,000 shares of Common Stock at the rate of approximately $.0714 per share, subject to certain antidilution adjustments.

The 10% Notes may be extended until February 29, 1997 upon payment by the Company of 2.5% of the then outstanding principal balance of the 10% Note. The proceeds of such offering were used to pay outstanding accounts payable and other debts of I-Link.

Network Services

I-Link, the Company's newest subsidiary, provides Internet services to individuals and businesses in the United States. The Internet is a global network of more than six million individual private and public computer networks. The Internet links universities, government agencies, commercial entities, individuals and other computer users. The Internet was originally used predominantly by technology-oriented individuals. In recent years, the demand for access to the Internet has increased among small businesses and private individuals. The computer networks that comprise the Internet communicate through an open, non-proprietary communications protocol known as "TCP/IP," which determines addressing mechanisms and the routing of information. The Internet's networks are connected in a variety of ways, including regular telephone lines, high-speed dedicated leased lines, and fiber optic links.

The focus of the Company's business has shifted as a result of the Company's acquisition of I-Link. I-Link provides Network Services and has developed a proprietary technology which permits connection of non TCP/IP devices such as facsimile ("fax") telephone to the Internet. The technology (patent pending) is a comprehensive method which permits communication without any special hardware or software.

I-Link offers subscribers a complete Internet access solution comprised of software, licensed from companies such as Spyglass, Inc. ("Spyglass"), integrated with high quality access network services provided by AT&T. The Company is currently working to provide its technical support on a 24-hour a day basis. I-Link's network provides subscribers with direct access to a wide range of Internet-related resources including E-Mail, World Wide Web sites, USENET news groups and other database information.

I-Link has established and operates a high-speed interconnected network of nodes or points of presence ("POPs"). The POPs have banks of modems into which users dial to connect to the Internet. Multiple POPs are used to provide local access to the modems. I-Link currently has 22 POPs (five of which are currently in operation and 17 of which are ready for operation) in major cities throughout the United States. I-Link's operating POPs are located in Dallas, Austin, San Antonio, Houston and New Orleans; the other 17 POPs are located in Seattle, Portland, San Francisco, Los Angeles, San Diego, Salt Lake City, Denver, Phoenix, Atlanta, Orlando, Boston, New York and Washington, D.C. POPs allow subscribers to access the Internet via I-Link's computers for the price of a local telephone call. I-Link's nationwide telecommunications network is connected to leased high speed datalines which tie into the worldwide network of Internet users. I-Link intends to expand to 60 POPs in the United States and Canada by the end of calendar 1996 and intends to establish additional POPs internationally. Generally, each POP requires a capital expenditure between $10,000 and $25,000. Consequently, I-Link's ability to expand will be dependent largely on the availability of additional capital, of which there can be no assurance.

Fax4Less. I-Link has developed a proprietary technology (patent pending) known as Fax4Less which enables the transmission of information via facsimile
(a "fax") over the Internet. The technology is a comprehensive method which permits communication between non-TCP/IP (i.e., non-Internet compatible) devices. The originator of a fax via Fax4Less does not need any special hardware or software and the recipient of such a fax does not have to be an I-Link subscriber. The technology developed by I-Link enables the transmission of a facsimile message via the Internet through a series of local telephone calls, thus eliminating the long distance telephone charges normally applicable to facsimile transmissions. In addition, Fax4Less enables an E-Mail message to be sent to a recipient over the Internet. The central component of the Fax4Less network is a "Fax Engine" which is reached by a local telephone call; once reached, the Fax Engine delivers a fax to the recipient through a second local telephone call. In the event that a geographic location or area is not reachable by a local Fax Engine, a facsimile may be sent using a long distance provider with whom I-Link has contracted, which generally provides the requisite long distance service at a less expensive rate than otherwise available to a user (permitting the user the benefits of I-Link's high-volume discount).

The Fax4Less service provides a wide range of additional options. Fax-Mail enables a subscriber to receive, store and even reroute facsimile messages to any facsimile machine and modem or to E-Mail. The Virtual Fax Machine technology enables a subscriber to create a "virtual facsimile machine" in a location separate and apart from the subscriber's physical location. For example, a subscriber may have a local phone number in Los Angeles, California and could physically receive facsimile information in New York. Fax4Less' fax broadcast service enables a subscriber to send a single fax to many recipients in various destinations simultaneously.

I-Link expects to begin offering the service within the next few months and to charge a fixed monthly fee of $89 for Fax4Less service.

I-Link is in the process of applying for United States patent protection relating to Fax4Less. There can be no assurance that a patent will be forthcoming.

Local Access. To provide Internet access, it is only necessary to provide a modem into which subscriber may call (with associated Internet connection equipment and facilities). Therefore, one POP may service the entire country or the world. However, all subscribers outside of the local area of such POP would incur long distance phone charges when they call the POP. Such customers' long distance costs would, in most cases, vastly exceed the Internet service provider's charges to the customer for Internet access. While several companies promote this form of Internet access, I-Link believes such providers will not be able to compete with locally provided service. Locally provided service results when the Internet service provider establishes a POP in a subscriber's local area. I-Link provides access through local POPs. Subscribers in close proximity to a local POP do not incur long distance phone charges which management believes to be a significant benefit of I-Link's service. The provision of local service nationally requires the construction of many POPs across the country, consequently, I-Link is in the process of establishing such a nationwide network of local POPs.

Internet Growth. Use of the Internet has grown rapidly since the commercialization of the Internet in the early 1990s. According to a report entitled "Market Opportunities in the Era of Internet Commercialization" prepared by the International Data Corporation in February 1994 (the "IDC Report"), there were approximately 22 million Internet users as of the end of 1993, with a projected increase to approximately 38 million users by the end of 1994. The rapid growth in popularity of the Internet is in large part due to:
(i) increased presence of computers and modems in households and businesses throughout the United States; (ii) the growth of informational, entertainment and commercial applications and resources of the Internet; (iii) increased exposure and awareness of the resources of the Internet among individuals and businesses; and (iv) the increasing availability of user-friendly navigational and utility tools which enable easy access to the Internet's resources.

Internet Service and Software Providers. With the growth and increasing commercialization of the Internet, a number of companies have emerged to provide Internet software and access services. Access providers vary widely in the geographic coverage, customer focus and levels of Internet access provided to subscribers. For example, many access providers are regional in scope, requiring subscribers outside a local or regional calling area to incur long distance charges. Access providers may also concentrate on certain types of subscribers such as businesses or individuals which differ substantially in the type of service and support required.

Providers may also differ according to whether they provide direct or non-direct access to the Internet. Direct access through Internet protocols such as Serial Line Interface Protocol (or "SLIP") or Point-to-Point Protocol
(or "PPP") enable users to establish direct connections to other computers on the Internet. I-Link provides direct access. A number of the major on-line service providers, such as AOL and Prodigy, currently offer non-direct access to the Internet which requires users to access the Internet through a host computer controlled by the service provider. Under this type of architecture, users are dependent on the service provider to determine which Internet applications are available to them. Other regional and national Internet access providers generally offer direct Internet access to customers which enables users to access the full range of Internet resources.

A number of companies have also emerged to provide access software for the Internet. Access software generally utilizes standard communication protocols such as TCP/IP, which enable the user's computer to communicate with other computers on the Internet. These software packages are generally sold as stand-alone software packages to individual users and must be configured by the user for use with specific access services. This configuration process is often difficult and complex, especially for less sophisticated users. Finally, new browsers and navigational tools have been introduced which do not include TCP/IP software and must be used in conjunction with access software, thus complicating further users' ability to install and configure Internet software and access services.

In addition to issues of software and service integration, other problems remain which deter individual users from adopting Internet software and services. For example, until recently, the absence of easy-to-use navigational tools meant that use of the Internet was effectively limited to the small number of potential users who were familiar and comfortable with UNIX operating systems. UNIX is a powerful yet cryptic engineering-oriented operating system integrally responsible for the development of TCP/IP and the Internet. Furthermore, high prices charged by many Internet service providers have also deterred users. Nationwide, reliable service and 24-hour-a-day customer service support have not always been available to subscribers, in particular because many access providers are small regional companies with limited resources.

Business Strategy. I-Link's objective has been to capitalize on the growing demand for Internet services and to gain market share by aggressively building its subscriber base. I-Link has pursued the idea that by expanding its subscriber base through providing high quality software and services it can build a nationwide brand identity, increase customer loyalty and achieve higher retention rates.

I-Link has been primarily focused on providing access services to the individual subscriber market (such as home users and independent professionals) and small business users. Management believes that individual and small business users are among the fastest growing segments of the Internet market. In the past, individual and small business users have had difficulty accessing the Internet because of the difficulty in integrating software packages and services from different vendors. I-Link's strategy is to establish a high-quality, nationwide brand identity in this market through offering a complete Internet solution comprised of easy-to-use software, integrated with high quality access service and customer service support, which I-Link is working to provide on a 24 hour a day basis.

I-Link has adopted a flat rate pricing structure which it believes encourages usage by eliminating subscribers' concerns about incurring significant hourly charges, which has the potential to increase subscriber retention rates. Currently, I-Link charges $17.95 per month for unlimited hours of service. It has been I-Link's belief that its value price point will help attract new subscribers and facilitate rapid penetration of the individual subscriber market.

Assuming that adequate capital can be raised, I-Link plans to aggressively expand its high-speed, digital network and expand to 60 POPs by the end of calendar 1996, including expansion into Canada. It has been I-Link's belief that expansion is necessary to build the subscriber base and to promote nationwide brand name recognition.

I-Link Software. I-Link's navigation software suite for Internet access includes: (i) an installer; (ii) TCP/IP and PPP, the software used by computers on the Internet to establish and maintain communication between themselves; (iii) an easy to use, on-line registration form; (iv) I-Mail, a proprietary e-mail package ("I-Mail"); and (v) Enhanced I-Link Mosaic, which is licensed from Spyglass ("Mosaic"). It is intended that I-Link's next release of software will incorporate RSA Data Security encryption, allowing privacy and data security.

The on-line registration portion of the software allows the subscriber to download a current list of I-Link's local, Internet-access phone numbers. This feature prevents the software from going "stale" on the shelf as additional local POPs are added to I-Link's existing POPs. The registration software also allows the subscriber to customize its billing method on-line. For example, a subscriber can modify credit card or checking account billing or choose one of I-Link's pre-payment discount plans.

Services. I-Link currently provides a variety of competitively priced Internet access services in two categories. The Company's primary focus is on individuals who connect to the Internet via a modem (referred to as "dial-up" accounts). Dial-up subscribers can access the Internet by calling I-Link's local POPs or a low-cost, nationwide telephone number. I-Link also offers network accounts (principally for business users who desire to connect internal computer networks to the Internet) that connect to the Internet via dedicated telecommunications lines. I-Link bills its subscribers monthly.

Subscriber Applications. In addition to Fax4Less, I-Link provides its subscribers with access to the full range of available Internet applications, including:

  Electronic Mail (E-Mail): E-Mail is an Internet application by which an Internet user can exchange messages with any other user who has an E-Mail address. Messages can be sent almost instantly to designated individuals or groups on a mailing list. I-Link has developed its own proprietary E-Mail package called I-Mail.

  World Wide Web: The World Wide Web is a browsing and searching system comprised of thousands of computer servers, referred to as home pages, each linked by a special communications protocol called Hypertext. This open protocol allows Internet users to view and access text, graphics, video and audio resident on a home page or to connect instantaneously to related and linked information on the same server or other home pages. Since the Internet is an open system, any company can create a home page on the World Wide Web in order to provide users with product or service information.
  Users can then solicit more information and, in some cases, make purchases electronically. It is expected that the World Wide Web will continue to grow rapidly as more businesses and individuals become aware of the advantages of communications on the Internet.

  USENET News Groups: USENET is a network of thousands of computers attached to the Internet that provide forums, or news groups, that allow users to exchange information on a variety of topics of shared interest. Internet users can seek or provide information on diverse topics ranging from sports or other hobbies, to job opportunities, to restaurant and travel suggestions.

  File Transfer: The Internet can be easily used to move electronic files (including data, programs or text) from one computer to another. This can be very useful for parties that collaborate on data files where the parties are separated by great distances. Unlike a transmission via a fax machine, data transferred over the Internet remains in digital format and does not need to be re-entered by a receiving party. It can be manipulated and then re-transmitted to other Internet users.

  Software and Services Development: I-Link has placed significant emphasis on developing advanced features for its core enabling technologies. As new technological developments occur in the Internet industry, it will become necessary to develop additional features to I-Link's service offerings that provide added value to its subscribers.

Network Infrastructure. I-Link maintains an extensive network infrastructure that enables it to provide nationwide digital Internet access services to its subscribers. Such infrastructure provides significant performance capability and low operating cost. I-Link uses high performance RISC based computers. RISC computers are significantly faster than PCs and are used in demanding applications. I-Link's expanding network of POPs gives subscribers access to the Internet by means of a local telephone call. I-Link's ability to offer efficient access to the Internet is due in part to the Company's high-capacity telecommunications data network configured for facilitating Internet access. I-Link closely monitors data traffic on its network, and has planned to expand the capacity of its network by the addition of POPs and expansion of POPs at existing locations as demand rises. POPs are monitored by a network operator. Disaster recovery is a key part of I-Link's network infrastructure. In the event of a disaster at a network hub, all traffic can be rerouted to an alternate hub for instant recovery.

I-Link's network is scalable and distributed from the high speed RISC architecture to the transaction-oriented database for managing all facets of the business. All aspects of I-Link's server technology (including on-line user registration, time management, billing information, network authentication and many other aspects) were designed to handle many users in an easily expandable (or scalable) fashion.

I-Link's fiber optic network backbone is composed of high speed frame links and Asynchronous Transfer Mode ("ATM") links, capable of transmitting data up to 20 gigabytes per second. I-Link's fiber optic network backbone is joined directly to the Internet backbone, the National Science Foundation Network ("NSFNET") Network Access Point ("NAP"), permitting high speeds, supplying rapid adaptation to traffic growth, creating efficiency and providing dependability. With AT&T as the supplier of the backbone's fiber, I-Link has been able to benefit from AT&T's Synchronous Optical Network ("SONET") technology, which is a high speed redundant fiber optic networking technology which increases network reliability.

I-Link maintains a network operations center at its Austin, Texas facility. Through this center, I-Link's technical staff constantly monitors network utilization and security, including equipment at individual POPs to ensure reliable Internet access service. The center also supports E-Mail and USENET news groups for I-Link's subscribers.

I-Link has continued to optimize and increase the capacity and capabilities of its network. I-Link has efforts currently underway to increase the data capacity, speed, reliability and fault tolerance of its network. Network system software is continually enhanced to increase the security of I-Link's network and to enhance trouble shooting capability. I-Link has also developed and acquired network management software that allows I-Link to monitor network traffic and service quality.

Competition. The market for Internet access services is extremely competitive. Given that there are no substantial barriers to entry, it is likely that competition in this market will intensify in the future. I-Link's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. I-Link competes or expects to compete directly or indirectly with the following categories of companies: (i) other national and regional commercial Internet service providers, such as Performance Systems International ("PSI"), Bolt, Beranek & Newman, Inc. ("BBN") and UUNET Technologies ("UUNET"); (ii) established on-line services companies which currently offer or are expected to offer Internet access, such as America Online, Inc. ("AOL"), Compuserve Incorporated ("CompuServe") (a division of H&R Block, Inc.), Prodigy Services Company ("Prodigy") (a joint venture of International Business Machines Corporation ("IBM") and Sear, Roebuck and Co.), GEnie ("GEnie") (a division of General Electric Information Services) and Delphi Internet Services ("Delphi") (a division of News Corporation); (iii) computer hardware and software and other technology companies, such as IBM and Microsoft; (iv) national long distance carriers, such as AT&T Corporation ("AT&T"), MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint") that currently offer electronic messaging services; (v) regional telephone companies such as Pacific Bell; (vi) cable operators, such as Tele-Communications, Inc.; and (vii) nonprofit or educational Internet service providers.

Although most of the established on-line service companies and tele-communications companies currently offer only limited Internet access, many of these services have announced plans to offer expanded Internet access. The Company expects that all of the major on-line services companies will eventually compete fully in the Internet access market. Certain companies, including AOL, BBN and PSI, have obtained or expanded their Internet access products and services as a result of acquisitions. In addition, the Company believes that new competitors, including large computer hardware and software media and telecommunications companies, such as the regional telephone companies, will enter the Internet access market, resulting in even greater competition for I-Link. The ability of these competitors or others to bundle services and products with Internet services could place the Company, assuming completion of the I-Link Acquisition, at a significant competitive disadvantage. Increased competition, price or otherwise, could result in erosion of the Company's market share and may require price reductions and increased spending on marketing and product development. Any of these events could have a material adverse effect on the Company's financial condition and operating results.

Marketing and Distribution. I-Link's primary focus has been on providing Internet services to individuals and small to medium-sized businesses on a national level. I-Link's current strategy is to sell its service by providing easy to use (user-friendly) software, providing a high power, high speed network and by providing its software at low price points. The Company's goal is to expand the channels of distribution for its software in order to facilitate rapid growth of its subscriber base. I-Link's distribution channels include the following: retail channels, bundling with hardware or software original equipment manufacturers ("OEMS") and direct mail. In addition, I-Link is able to use its own network to sell and distribute software products to existing customers. It is the Company's intention to continue to develop and market I-Link's services and products consistent with I-Link's current strategy. In addition, the Company will seek to establish relationships with computer equipment and modem manufacturers to promote and distribute its products and services. Management hopes that this will create new distribution channels to customers and enable wholesale distribution as well.

I-Link recently reached an agreement with the national supercenter chains CompUSA and Computer City to provide its Internet navigation software and network access together in a retail package. I-Link's software is also currently available in Egghead Software Stores, Bookstop, Micro Center, and other retail outlets in the Southwestern region of the United States. The Company intends to continue to develop retail outlets as a primary software distribution method. Management believes that combining software and access together in a retail package is a very effective distribution technique.

I-Link has been actively pursuing OEM relationships with modem and other hardware manufacturers to include or "bundle" I-Link's software suite with their products. I-Link has recently signed an agreement with Jamsa Press pursuant to which I-Link's software suite will be included on CD that is inserted in the most recent printing of The World Wide Web Directory.

Subscriber Support. I-Link is currently working to provide network monitoring and subscriber assistance services 24 hours a day, seven days a week. Most support personnel respond to telephone inquiries, although a number of staff are dedicated to also responding to E-Mail inquires. There can be no assurance that I-Link's subscriber support resources will be sufficient to manage the planned expansion of the subscriber base. I-Link is taking steps to help ensure that subscriber support resources are matched with projected increases in subscribers. Failure to adequately match subscriber support resources to projected increases in subscribers could adversely affect I-Link's business.

Radiological Diagnostic Services

The majority of the Company's revenue in 1995 and 1994 was derived from owning and operating outpatient diagnostic imaging facilities in Florida. This revenue was primarily generated from two subsidiaries operating magnetic resonance imaging (MRI) facilities.

On November 30, 1990, the Company closed on its limited partnership offering of Medcross Imaging, Ltd. ("Partnership"). The Partnership was formed for the purpose of purchasing a Philips T-5 MRI mounted in a mobile van to provide services to health care facilities on the southwest coast of Florida. The Partnership commenced operations in February 1991. During May and June 1992, in a series of individual transactions, the Company acquired an additional 26.75% ownership interest in Medcross Imaging, Ltd. Prior to the acquisitions, the Company had a 41.5% ownership interest. The Company increased its ownership of Medcross Imaging, Ltd. to 80.75% on October 1, 1993 and 81.75% on October 1, 1994. The Partnership significantly upgraded the MRI to state-of-the-art performance in August 1993 at a cost of over $250,000. The upgraded machine can now produce better images in less time, thereby increasing the profit potential of the mobile unit.

In June 1993, the Company purchased Waters Edge Scanning Associates, Ltd., renamed "Tampa MRI" after the acquisition. Serving the Tampa, Florida market, the acquisition of this facility was consistent with Medcross' "cluster" approach of operating multiple MRI's in a single market or adjacent markets. After the acquisition was complete, this MRI was upgraded for higher efficiency and better images and the facility was remodeled.

In October 1994, the Company closed on the acquisition of a 75% ownership interest in Urological Ultrasound Services of Tampa Bay (UUSTB) from Urology Ultrasound, Inc. Prior to the acquisition, the Company owned the other 25% ownership interest in UUSTB. The total consideration given for the 75% partnership interest was $168,162. The purchase price was determined by arms length negotiation and was paid in cash at closing. The acquisition was accounted for under the purchase method of accounting. UUSTB was organized on September 9, 1987 and is in the business of providing mobile ultrasound services to urologic patients in west central Florida. When the Company acquired the 75% partnership interest in UUSTB from Urology Ultrasound, Inc., the partnership ceased to exist. The Company immediately transferred all assets and liabilities of the partnership, except cash of $115,603, to Urological Ultrasound Services of Tampa Bay, Inc., a wholly owned subsidiary of the Company, formed for the purpose of this acquisition. Prior to the acquisition, the Company recorded its share of income and loss on its 25% ownership interest in UUSTB using the equity method. On May 1, 1995, the Company transferred all of the assets and certain liabilities of Urological Ultrasound Services of Tampa Bay, Inc. to Tampa MRI.

Regulatory and Legislative Developments. The Company's businesses are subject to federal law and various federal and state regulations. While the Company believes that its operations comply with applicable regulations, the Company has not sought or received interpretive rulings to that effect. Additionally, there can be no assurance that subsequent laws, subsequent changes in present laws or interpretations of laws will not adversely affect the Company's operations.

During the past several years, there has been increasing pressure from federal and state regulatory and legislative bodies to prevent physicians from referring patients to diagnostic imaging facilities in which they have an ownership interest. Many prominent physicians, legislators, medical ethicists, and others feel that ownership of imaging facilities can impair a physician's
judgement about the need for a diagnostic test.   Studies have shown that
physicians who have an ownership interest in imaging facilities tend to refer more patients for diagnostic testing than physicians who have no ownership interest.

On the federal level, a physician self referral bill, introduced by Representative Fortney "Pete" Stark, passed Congress and was signed by President Clinton in 1993. The bill bans physicians from referring Medicare patients to imaging and almost any other type of diagnostic or therapeutic outpatient medical facility in which they have an ownership or financial interest, effective January 1, 1995. Many states, including Florida, Illinois, Minnesota, New York, and New Jersey, have passed laws regarding physician self referral. Some simply require disclosure of ownership, while others restrict physicians from referring to facilities in which they have an ownership interest.

The Florida legislature enacted the Patient Self-Referral Act of 1992, effective April 8, 1992. This Act prohibits physician self-referral to health care entities in which such physicians have a financial interest, effective October 1, 1994. Management believes these legislative and regulatory actions should have no material adverse effect upon the Company's existing operations. However, the Self-Referral Act also imposed a fee cap, effective July 1, 1992, limiting the technical and professional fees of all providers of "clinical laboratory services, physical therapy services, comprehensive rehabilitative services, diagnostic imaging services, and radiation therapy services" to no more than 115% of the Medicare limiting charge for non-participating physicians. The statute specifically excludes hospitals and physician group practices from the fee cap provision and does not apply to patients eligible for Medicaid or Medicare reimbursement. Most of the Company's MRI and ultrasound operations in Florida, as currently operated, would be subject to the fee cap provision and would be severely impacted if the fee cap provision is enforced inasmuch as 37% of the Company's revenue in 1995 was generated from such services.

Several lawsuits have been filed by various providers against the State of Florida in both federal and state court alleging, among other things, that the fee cap provision violates the Equal Protection Clause of the U.S. Constitution and seeking to enjoin the state from enforcing the fee cap provision. In July 1992, the United States District Court for Northern District of Florida granted a permanent injunction in a case entitled Panama City Medical Center, Ltd., et.al. vs. Robert B. Williams, et.al. (File No. 92-40198-WS). The State of Florida appealed the decision granting the federal court injunction and, on February 15, 1994, the U.S. Court of Appeals for the Eleventh Circuit reversed the decision of the lower court, finding that the fee cap provision did not violate the Equal Protection Clause and ruling that the entry of the injunction was in error. A motion for rehearing filed in the action has been denied and a petition has been filed seeking appeal to the U.S. Supreme Court. On June 30, 1992 the Florida Circuit Court, Second Judicial Circuit, enjoined the State of Florida from enforcing the fee cap provision. The Company intervened as a party plaintiff in the state court action. An injunction has been obtained preventing the State of Florida from enforcing the fee cap. The State of Florida is seeking a review of that injunction on appeal. See "Item 3. Legal Proceedings".

The ultrasound services provided by the Company are related specifically to urology. Approximately 80% of the Company's patients are covered by Medicare. Therefore, changes in Medicare reimbursement rules and regulations may have a significant impact on the profitability of the Company's ultrasound operations. Reimbursement rates for procedures are set annually. The 1996 reimbursement rates for the procedures primarily performed by the Company were increased from between 1.7% to 2.1% over 1995's reimbursement rates.

On March 20, 1995, the Florida Medicare Part B carrier issued a Final Local Medical Review Policy regarding procedures that can be billed by independent physiological laboratories (IPL), the classification of the Company's ultrasound operations. These changes do not allow the IPL's to receive reimbursement from Medicare for the procedures performed by the Company after April 30, 1995. On May 1, 1995, the Company transferred its ultrasound operations to Tampa MRI.

Health Care Industry Competition. It is common for hospitals, physicians, physician groups, and others in the health care field to form ventures to own and operate medical equipment. The Company is in competition with such groups. There are many companies offering general business consulting services. The companies that may compete with the Company in the future and that currently offer consulting services may be larger and have far greater financial resources than the Company. Also, if the cost of a particular medical device is reduced and the utilization by physicians increases, more hospitals will be able to afford to acquire their own equipment rather than receive service on a shared basis.

Magnetic Resonance Imaging. MRI is a multi-billion dollar industry that has rapidly gained acceptance by physicians throughout the nation. MRI is the imaging modality of choice for soft tissue in the head, neck, and spine. Over 3,000 MRI units have been installed in hospitals, outpatient diagnostic imaging centers, physicians' offices, and in mobile vehicles. Over 7 million MRI procedures were performed in the U.S. in 1991. At an estimated average of $900 per procedure, the MRI market in the United States generates over $6 billion annually. New uses for MRI are continually being developed. MRI is being used to a greater degree than ever before to scan shoulders, knees, ankles, elbows, breasts, and even the cardiac system. Technological improvements should soon enable MRI to be used effectively in imaging the chest and abdominal areas.

The revenue from MRI services accounted for 70% and 71% of total revenue of the Company in 1995 and 1994, respectively. Contracts with two hospitals that accounted for 40% and 46% of the revenue from MRI services in 1995 and 1994 respectively, were due to expire on February 28, 1996. On December 5, 1995, the Company renewed the contracts with the two hospitals effective October 1, 1995. The agreements are substantially similar to the prior arrangements except with respect to a change in the minimum arrangement and a reduction in per patient charges. These contracts expire on February 28, 1997.

Many of the MRI systems placed into operation in the market area of the Company's existing MRI centers were purchased and operated by physicians. For some physicians, it was the only way to gain access to this expensive technology. For others, it was an opportunity to invest in a technology that they use to help diagnose their patients' medical problems. The Company competes for patient referrals from physicians with the other MRI centers located in its immediate market area. Because physicians can no longer refer to entities in which they have an ownership interest, the physicians have no financial predisposition to refer to a given center. The Company's ability to obtain referrals will be based upon the quality of its service and its ability to obtain contracts to treat managed care patients. Two new MRI centers have recently begun operations in the market area of Medcross Imaging, Ltd., which has reduced the number of procedures performed by Medcross Imaging, Ltd. and has had a negative impact on revenue. In January 1996, the two hospitals to which Medcross Imaging, Ltd. provides service recently obtained a major managed care contract which management believes will significantly increase the number of patients treated at those two facilities. Tampa MRI has obtained several managed care contracts during 1995. While this has reduced the average per patient charges, it has increased the number of patients treated.

The Company has not ruled out expanding its ownership and operation of MRI facilities. However, the Company has not allocated any personnel or financial resources to the start up or acquisition of additional radiological diagnostic imaging services.

Ultrasound. The Company's consolidated revenue did not reflect revenue from ultrasound services until the fourth quarter of 1994. Prior to that time, the Company's ultrasound operations were performed by a joint venture in which the Company had a 25% ownership interest . Income from the joint venture was reported on the equity method. Effective October 1, 1994, the Company purchased the other 75% ownership interest in the joint venture, which was primarily owned by the physicians receiving services from the joint venture. On May 1, 1995, the Company transferred all of its ultrasound operations to Tampa MRI. The ultrasound services are provided at each physician's office under the physician's direction. The Company is not looking to expand its operations outside of the current market area. There are two main competitors in the Company's market area. Management believes that it will maintain its contracts with the physicians offices and may even add additional physician offices through its marketing efforts.

Therapeutic Services

In the late 1980's, the Company was one of the industry leaders, providing mobile kidney lithotripsy service throughout the southeastern United States. The Company put the world's first mobile kidney lithotripter into operation in 1986. During the next two years, the Company developed four additional mobile kidney lithotripsy networks. In 1986, the Company coordinated the development of one of the leading outpatient lithotripsy centers in the nation. That center, located in St. Petersburg, Florida, was owned by over 100 urologists and continues to provide treatments for over 1,500 patients per year. In 1992, 65% of the ownership in the facility was sold to CORAM, a publicly held corporation. In 1994, upon renewal, the Company's responsibilities under the

Management Agreement were reduced to providing financial services. The annual revenue from this management contract was also reduced from an average of approximately $180,000 to $47,100 per year. In 1995, the remaining 35% of the ownership in the facility was sold to CORAM. In August 1995, the Management Agreement was terminated. The Company has management agreements with three other owners of mobile kidney lithotripters that operate in seven different states. The Company provides turn-key operations, management, and financial services under its agreements with the owning entities. The Company also provides the trained technicians who operate the lithotripters and, when requested, the drivers who transport the equipment between the using facilities. The Company does not expect any expansion or new development efforts in the lithotripsy area.

The Company had a 7-1/2% ownership interest in International Prostate Partners, formed in 1992. International Prostate Center - Cayman, Ltd., a wholly owned Cayman Island subsidiary of International Prostate Partners, provided trans-urethral microwave therapy (TUMT) services in Georgetown, Grand Cayman, for
patients with benign prostate hyperplasia (BPH).   The manufacturer is in the
process of obtaining approval from the United States Food and Drug Administration (FDA) to sell the technology in the U.S. The Company contracted to provide a full range of management services, beginning in 1993, to International Prostate Partners and International Prostate Center - Cayman, Ltd. Operations began in January 1994. The patient case load was insufficient to support operating expenditures. Therefore, the operations were closed down and the equipment put in storage pending FDA approval. In August 1, 1995, the Company sold its interest in the partnership and its Management Agreement was terminated. The initial patient studies have been completed and the information has been submitted to the FDA as part of the manufacturer's application for Pre-Market Approval (PMA). If approved by the FDA, the Company
plans to be involved in providing TUMT services in the United States.   The
Company has proposed this technology to its existing lithotripsy clients, however, any decisions to be made are pending FDA approval. No assurance can be given by the Company as to when, or if, FDA approval will be received.

Foreign Sales and Service of Diagnostic Imaging Equipment

In January 1993, the Company formed Medcross Asia, Ltd., a wholly owned subsidiary headquartered in Hong Kong. This subsidiary was formed to identify
opportunities for the Company to enter the medical field in the Far East.   The
Chairman of the Board of Directors and President of the Company have extensive experience in manufacturing, trading, investment banking, and real estate in Hong Kong, the People's Republic of China, Taiwan, and Japan.

China is a rapidly expanding market just beginning to be tapped by western companies, especially in the area of medical equipment. Medcross, Inc. is one of the few companies, and by far the smallest company, seeking to export computerized tomography (CT) equipment to the area. The Company's competitors include the original equipment manufacturers such as Picker International, General Electric, Siemens, Toshiba, Hitachi, Elscint, and Shimadzu. In addition, several companies specializing in the sale and refurbishment of used CT equipment have entered the China market. These companies include Link Equipment Services International, Ltd., Medical Science and Technology International, Inc., Access International, Inc., AJK, Inc., Makers International, Inc., and U.S. Pacific International Medical Equipment Company, Ltd. China's hospitals and clinics are in need of virtually every type of medical imaging equipment, and even outdated American technology is in high demand.

On January 7, 1994, the Company entered into a joint venture agreement with China National Medical Equipment and Supplies Import & Export Shenyang Corporation (CNMC). The joint venture company, Shenyang Medcross Huamei Medical Equipment Company, Ltd. (SMHME) is located in the People's Republic of China. SMHME is 51% owned by the Company and 49% owned by CNMC. SMHME imports used and refurbished CT scanners for resale to hospitals in the province of Shenyang. SMHME also provides warranty service, including parts and labor, for the machines it sells and intends to provide warranty service for other machines already existing in the province. The Company's responsibilities include locating, purchasing, refurbishing, and shipping used medical equipment to SMHME. CNMC was required to contribute $380,000 in cash to SMHME of which $260,417 has been contributed. Medcross contributed CT scanner equipment and parts with an agreed upon value of $390,000 and a cost basis of $251,972 to SMHME. The Company opened an office in Beijing to sell and service used CT scanning equipment in the People's Republic of China outside the province of Shenyang. In May 1995, the Company closed its Beijing office and is actively pursuing the sale of such operations.

Item 2.  Description of Property.

The Company currently leases approximately 3,400 square feet for its corporate offices located at 3227 Bennet Street North, St. Petersburg, Florida on a month-to-month basis. The Company leases approximately 3,600 square feet for its outpatient MRI center located in Tampa, Florida under two leases. The lease for the business office expires July 31, 1996 and the Company has a one year renewal option. The lease for the medical facility expires May 31, 1998. The Company has the option to extend the medical facility lease an additional two years.

I-Link leases approximately 1,500 square feet of space, which space houses its corporate offices in Austin, Texas. Such lease has a term of three years, which is scheduled to expire on November 30, 1997 but which I-Link is negotiating to terminate. Pursuant to the terms of such lease, I-Link pays rent on a monthly basis of $1,740. I-Link has recently entered into a ten-month lease for 5,000 square feet of space in Austin, Texas, which will house its corporate offices. Pursuant to such lease, I-Link will pay rent of $5,000 per month. I-Link also leases several other spaces to house its POPs through-out the United States. Such spaces vary in size and are rented on a month-to-month basis.

Item 3.  Legal Proceedings.

The Florida legislature enacted the Patient Self-Referral Act of 1992, effective April 8, 1992. The Self-Referral Act imposed a fee cap, effective July 1, 1992, limiting the technical and professional fees of all providers of "clinical laboratory services, physical therapy services, comprehensive rehabilitative services, diagnostic imaging services, and radiation therapy services" to no more than 115% of the Medicare limiting charge for non-participating physicians. The statute specifically excludes hospitals and physician group practices from the fee cap provision and does not apply to patients eligible for Medicaid or Medicare reimbursement.

On June 30, 1992 in an action brought in the Florida Circuit Court, Second Judicial Circuit, in and for Leon County, entitled Physical Therapy Rehabilitation Center of Coral Springs, Inc., et.al. vs. State of Florida, et.al. (File Nos. 92-2736, 92-2751, 92-2785, and 92-2879) the Circuit Court
enjoined the State of Florida from enforcing such fee cap provision. On June 24, 1994, the Company intervened as a party plaintiff in such state court action in accordance with an order entered on June 16, 1994. On July 7, 1994, the Circuit Court granted a motion for Summary Judgement filed by the plaintiffs (including the Company), ruling that the fee cap provision was un-constitutional insofar as it related to the business of the Company, due to a defect in the title of the bill that contains the fee cap provision. The Attorney General of the State of Florida filed an appeal to the June 16 and July 7 Circuit Court rulings. On November 1, 1994 the appeal court, namely, the District Court of Appeals, First District, on its own motion, quashed the July 7 order for lack of jurisdiction because the appeal of the June 16 order was still pending. An injunction has been obtained preventing the State of Florida from enforcing the fee cap. The State of Florida is seeking a review of that injunction on appeal. There can be no assurance as to the outcome of any of such litigation or as to the enforceability of the fee cap provision. See "Item 1. Business -Regulatory and Legislative Developments".

Item 4.  Submission of Matters to a Vote of Security Holders.

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

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common stock has traded on the National Association of Security Dealers, Inc. Automated Quotation System (NASDAQ) since March 23, 1993 under the symbol "MDCR". The symbol was changed to "ILNK" effective March 8, 1996. Prior to March 23, 1993, the Company's common stock was quoted on the NASD OTC Bulletin Board. The range of high and low bid information for each full quarterly period within the two most recent fiscal years is as follows:

         Quarter Ended                  High Bid        Low Bid
         March 31, 1994                  $5.00           $3.75
         June 30, 1994                    4.00            3.00
         September 30, 1994               3.13            2.75
         December 31, 1994                3.13            2.00

         March 31, 1995                  $2.13           $1.13
         June 30, 1995                    1.13            0.63
         September 30, 1995               1.13            0.88
         December 31, 1995                1.25            1.00

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

As of February 29, 1996 there were approximately 200 shareholders of record. In addition, as of the same date, there were 56 individual participants in security position listings furnished by Cede & Co., New York, New York, registered clearing agency and holder of approximately 17% of the Company's outstanding common stock.

The Company has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. Before any dividend can be paid on the Company's common stock, all accrued and unpaid dividends on the Company's preferred stock must be paid. At December 31, 1995, accrued and unpaid dividends on the Company's preferred stock totalled $432,891.

Item 6.  Management's Discussion and Analysis.

Results of Operation

The following Table represents the net operating revenue and operating profit of the Company for each category of service offered. The net operating revenue and operating profits shown are net of intercompany transactions that were eliminated in consolidation.

                                                  Year Ended December 31
                                                   1995            1994
                                                 ---------       ---------
   NET OPERATING REVENUE
     Diagnostic Imaging                        $ 2,486,708     $ 2,761,458
     Sales and Services of Medical Equipment       337,889         504,015
     Management and Other                          298,356         507,452
                                                 ---------       ---------
                                               $ 3,122,953     $ 3,772,925
                                                 =========       =========

                                                  Year Ended December 31
                                                   1995            1994
                                                 ---------       ---------
   OPERATING PROFIT (LOSS)
     Diagnostic Imaging                        $   322,314     $   660,739
     Sales and Services of Medical Equipment    (  171,083)     (  581,856)
     Management and Other                       (  644,986)     (  610,464)
                                                 ---------       ---------
                                               $(  493,755)    $(  531,581)
                                                 =========       =========

Diagnostic Imaging. Net operating revenue from diagnostic imaging services decreased 10% in 1995 as compared to 1994. MRI revenue of Tampa MRI accounted for $116,575 of the decrease. This decrease is mainly related to an 8.7% decrease in the average revenue per procedure. Tampa MRI has been successful in obtaining several managed care contracts. Managed care contracts provide for fixed charges per patient, generally lower than the charges obtainable for other patients, which should be offset by an increase in the number of procedures performed. MRI revenue of Medcross Imaging, Ltd. decreased $367,101 in 1995 as compared to 1994. This decrease was caused by a decrease in the number of MRI procedures performed of 17% and a decrease in the average revenue per procedure of 8%. The decrease in the average revenue per procedure of Medcross Imaging, Ltd. is mainly due to the decrease of the per procedure charges to the hospital clients pursuant to service contracts placed into effect on October 1, 1995. These contracts extended the service period to the hospitals from February 29, 1996 to February 28, 1997. While the charge per procedure is reduced, each hospital must meet specific monthly minimum quotas. The decrease in the number of patients treated by Medcross Imaging, Ltd. was caused by increased competition in the area. A mobile MRI company began providing service to a local hospital in the first quarter of 1995. The hospital closed in June 1995 and the mobile company opened an MRI center in St. Petersburg, Florida which creates direct competition for Medcross Imaging, Ltd. The two client hospitals to which Medcross Imaging, Ltd. provides service, have recently obtained a large managed care contract. Management believes that this contract will increase the number of patients treated in 1996. The decreases of Tampa MRI and Medcross Imaging, Ltd. were offset by the inclusion of Urological Ultrasound Services of Tampa Bay, Inc. (UR) which was acquired and included in the consolidated financial statements of the Company effective October 1, 1994. On May 1, 1995, the Company transferred its ultrasound operations to Tampa MRI. The inclusion of the ultrasound operations resulted in an increase in diagnostic imaging revenue of $208,926 in 1995 as compared to 1994. The revenue from these operations, as a wholly owned subsidiary and a joint venture combined, declined 12% in 1995 as compared to 1994. This decline was due to a decrease in the average revenue per patient of 24%. This decrease was due to the direct billing by the physicians, to whom services are provided, of the professional portion of the procedures performed. In addition, guidelines issued by the American Medical Association have bundled two of the procedures, whereby in the event procedures are performed at the same time, reimbursement for only one of those procedures is made. Management believes that this will not have a material adverse effect on the operations of the ultrasound services.

Net operating revenue from diagnostic imaging services increased 8% in the fourth quarter of 1995 as compared to third quarter of 1995. MRI revenue of Tampa MRI and the ultrasound operations increased 29% and 27%, respectively, while MRI revenue of Medcross Imaging, Ltd. decreased 16%. The increase in the revenue of Tampa MRI and ultrasound operations is due to an increase of the number of procedures performed of 31% and 20%, respectively. The decrease in net operating revenue of Medcross Imaging, Ltd. is due to a 26% decrease in average revenue per procedure, offset by a 14% increase in the number of procedures performed. This decrease in average revenue per procedure is due to the renegotiated contract prices to the hospitals that are serviced by Medcross Imaging, Ltd.

The operating profit from diagnostic imaging services decreased 51% in 1995 as compared to 1994. This decrease included a decline in operating profit from MRI services of $376,759, slightly offset by the operating profit from ultrasound services of $38,334. Total operating expenses for diagnostic imaging services increased $63,675 in 1995 as compared to 1994. Operating expenses from ultrasound services increased $170,592 in 1995 as a result of only having three months of operations in 1994. This was offset by a decrease of $106,917 in total operating expenses for MRI services. The provision for doubtful accounts for diagnostic imaging services increased $61,202 in 1995 as compared to 1994. $16,211 of this increase was due to the inclusion of ultrasound services in 1995.

The operating profits from diagnostic imaging services increased from $21,339 in the third quarter of 1995 to $63,845 in the fourth quarter of 1995. Tampa MRI and the ultrasound operations showed increased operating profits of $25,132 and $13,954, respectively, while Medcross Imaging, Ltd. showed decreased operating profit of $23,238. The net increase in operating profit for diagnostic imaging services was due to an increase in number of procedures performed in the fourth quarter of 1995, offset by a decrease in the average revenue per procedure.

During the past several years, there has been increasing pressure from federal and state regulatory and legislative bodies to prevent physicians from referring patients to diagnostic imaging facilities in which they have an ownership interest. Legislation passed in the state of Florida, where all of the Company's diagnostic imaging services operate, placed a fee cap on diagnostic imaging services. An injunction has been obtained preventing the State of Florida from enforcing the fee cap. See "Item 3. Legal Proceedings". In addition, approximately 80% of the patients treated by the Company's ultrasound operations are Medicare beneficiaries. Medicare has issued final regulations eliminating reimbursement to independent physiological laboratories for the procedures the Company performs. This will have a significant effect on the Company's ultrasound operations. See "Item 1. Business - Regulatory and Legislative Developments".

Foreign Sales and Service of Medical Equipment. The Company sells and services used and refurbished computerized tomography (CT) scanners in the People's Republic of China through its own office in Beijing and a joint venture company, Shenyang Medcross Huamei Medical Equipment Company, Ltd. (SMHME), of which it owns 51%. During the last four months of 1994, the Beijing office completed the installation of two CT scanners and SMHME completed the installation of one CT scanner. In the first quarter of 1995, the Company's Beijing office completed the installation of two additional CT scanners. On May 31, 1995, the Beijing office was closed and the responsibilities for the parts depot and the remaining inventory have been transferred to SMHME.
Various issues have been raised by the purchasers in China regarding maintenance of scanners, parts depot, etc. The Company has received $125,000 in payments through December 31, 1995. However, the Company has elected to fully reserve for all amounts due to the Beijing office for the four scanners installed. This resulted of an expense of $126,910 in 1995 and $188,842 in 1994 and an allowance for doubtful accounts of $315,753 as of December 31, 1995. In June 1995, the Company has written down one of the CT scanners in inventory to what management believes is fair market value. This resulted in $49,122 of additional cost of goods sold. The Company has decided to sell its Beijing operations, and has held discussions regarding the sale of the China operations. No assurance can be given regarding the outcome of such negotiations.

Management and Other. Net operating revenue from management and other activities decreased by $209,096 in 1995 as compared to 1994. A significant portion of the decrease, $106,406 was related to the management contract with Bay Area Renal Stone Center (BARSC). This contract accounted for $133,881 in management fees in 1994 and $27,475 in management fees in 1995. In 1992 BARSC sold a 65% ownership interest in its operations to CORAM, a publicly held corporation. In August 1994, upon renewal of the Company's management contract, its responsibilities were reduced to providing financial services.
In 1995, BARSC sold the remaining 35% ownership interest in its operations to CORAM. In August 1995, the Company's management contract with BARSC was terminated. UUSTB, the unconsolidated subsidiary, accounted for $81,222 of the decrease in 1995. These management fees were included in the consolidation because this partnership was recorded on an equity basis. In 1995, any management fees collected from UR were eliminated in consolidation. The management contract with International Prostate Partners accounted for $32,100 of the decrease. The patient case load of International Prostate Partners and its wholly owned foreign subsidiary was insufficient to support its operating expenditures. Therefore, in 1994, the operation was closed down and the equipment stored pending FDA approval of the technology. This resulted in the reduction of the Company's management fee revenue. In August 1994, upon the sale of the Company's interest in International Prostate Partners, the management contract was terminated. The annual management fee revenue based upon contracts currently in effect is $245,160. The net operating loss for management and other activities increased $34,522 in 1995 to $644,986. This increased loss is related to the reduced revenue described above offset by a decrease in corporate overhead expenses of $174,574. Salaries and benefits decreased $141,417 and other operating expenses decreased $28,156 in 1995 as compared to 1994.

The operating loss from management and other activities decreased $138,519 in the fourth quarter of 1995 as compared to the third quarter of 1995. This fourth quarter decrease is due to a decrease in salaries and benefits of $22,389, a decrease in other operating expenses of $129,359, offset by a decrease in net operating revenue of $11,675. Total operating expenses for the fourth quarter of 1995 included consulting expenses that are not expected to recur in 1996.

Consolidated Operating Results. Net operating revenue of the Company decreased 17% in 1995 as compared to 1994. This was a result of decreased revenue of diagnostic imaging services, foreign operations, and management fee revenue. Cost of goods sold was entirely related to the sale and service of CT equipment in China. Salaries and benefits decreased by $130,459 in 1995 as compared to 1994. This decrease was in the area of management and other ($141,417) offset by an increase in salaries and benefits for diagnostic imaging services of $10,492. The decrease in repairs and maintenance expenses and depreciation and amortization was mainly related to diagnostic imaging services.
The provision for doubtful accounts increased $61,202 for diagnostic imaging services, offset by a decrease in the provision for doubtful accounts for foreign operations of $61,932. Other operating expenses decreased $132,379, of which $126,173 was due to the reduction in expenses of the foreign operations.

Net operating profit of the Company in the fourth quarter of 1995 was $111. This is an increase of $162,251 over the operating loss of $162,140 in the third quarter of 1995. This increase is due to increase in the operating profit of diagnostic imaging and management and other activities. Overall, net operating revenue increased 5% and total operating expenses decreased 17% in the fourth quarter of 1995 as compared to the third quarter of 1995.
Management expects the increase in net operating revenue and the decrease in operating expenses to continue in the first quarter of 1996.

The decrease in interest expense in 1995 as compared to 1994 was due to the reduction of the long term debt. The decline in interest income was related to reduced cash balances. The difference between the decrease from unconsolidated subsidiaries in 1995 and the loss from unconsolidated subsidiaries in 1994 is primarily attributable to a $71,250 write down in 1994 of the Company's cost basis investment in International Prostate Partners, which ceased operations in 1994, and to the recognition of a gain in 1995 from the sale of the Company's ownership interest in the same partnership.

Liquidity and Capital Resources

Working capital provided by operations during 1995 was $237,787, compared to $361,713 in 1994. The decrease in working capital provided by operating activities was $123,926 even though net loss was $163,525 less than the net loss recorded in 1994. The decline in working capital from operations was greater than the decline in net loss for several reasons. There was no cash flow received from unconsolidated subsidiaries in 1995 compared to distributions of $120,853 in 1994. Also, income from unconsolidated subsidiaries was $20,500 in 1995 while in 1994, the Company reported a loss from unconsolidated subsidiaries of $66,249. The working capital position of the Company at December 31, 1995 was $354,226, which excludes $669,799 of the current portion of long term debt which is payable in common stock of Medcross, Inc. At December 31, 1994, the working capital position of the company was $462,632. Cash flow provided by operating activities was $319,632 in 1995 compared to a deficit of $372,213 in 1994. The increase in cash flow from operations was mainly related to the decrease in cash expenditures for inventory of CT equipment for sale in China.

Investing activities expenditures during 1995 related to the purchase of additional equipment for the Tampa MRI unit. Investing activities providing resources to the Company were related to the sale of medical equipment by Tampa MRI and the sale of an interest in an unconsolidated subsidiary.

During 1995, the Company reduced its long term debt and capital lease obligations by $617,322 and the outstanding balance of its line of credit by $151,000. As of December 31, 1995 the balance outstanding under the line of credit was $400,000. The Company was in violation of loan covenants regarding cash balances, consolidated equity ratios, past days sales, and cash flow coverage ratios under the line of credit at December 31, 1995. The bank has waived these covenant violations through June 30, 1996. The Company has reached an agreement with First Union National Bank pursuant to which the Company has agreed to secure alternative financing to repay amounts outstanding under the line of credit by June 30, 1996. In the event that the Company is unable to secure such financing, the Company would be obligated to repay amounts outstanding under the line of credit in increments of $10,000 per month commencing on July 1, 1996, subject to negotiation of the terms of the balloon payment thereafter. The Company is presently negotiating terms of alternative financing, but there can be no assurance that such negotiations will be successful.
                                       16

During the first quarter of 1995, the Company received advances totaling $218,000 from Mortgage Network International, payable on demand. The Company's Vice Chairman/President has management control over Mortgage Network International. The advances were subsequently formalized by the Company issuing a Promissory Note bearing interest at 1% over prime rate of Southwest Bank of Texas, N.A. with a maturity of October 1, 1995. Subsequent to October 1, 1995, the Company and Mortgage Network International modified the note such that: (i) a principal payment in the amount of $88,000 is due and payable on December 31, 1996; (ii) interest thereon is payable monthly at a rate of 10.5%; and (iii) the remaining principal amount of $130,000 with interest thereon at the rate of 10.5% will be paid in 36 equal monthly payments of $4,225.32.

The effect of foreign currency translation on cash flow in 1994 was almost entirely related to the difference between the stipulated exchange rate and the joint venture agreement of SMHME and the actual exchange rate at the time the contributions were made.

Concurrent with the Company's acquisition of the securities of I-Link in February 1996, the Company issued an aggregate of $1 million in 10% Notes and received net proceeds of approximately $845,000. The proceeds of such offering were used to pay operating expenses of I-Link and certain other indebtedness of I-Link. See "Recent Developments". The Company will require additional financing in order to successfully integrate the business of I-Link, to fund the cash flow operating deficit of I-Link, to expand its business, and to discharge outstanding indebtedness, including the 10% Notes, the Mortgage Network International advances, and the outstanding balance of the Company's line of credit with First Union National Bank. Although the Company is presently negotiating for alternative financing to repay First Union National Bank and Mortgage Network International, there can be no assurance such negotiations will be successful. Additional funding through one or more debt or equity offerings in the capital markets will be necessary to continue to implement the growth of the Company's business and expand its operations, including those of I-Link. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. Therefore, there can be no assurance that such financing will be available or that the Company will not be required to issue significant debt or equity securities in order to obtain such financing.

Item 7.  Financial Statements.

See Index to Consolidated Financial Statements on page 30.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company's Articles of Incorporation provide that the number of directors of the Company shall not be less than five or more than nine. On November 8, 1993, the Board of Directors voted to reduce the size of the Board to five members effective at the next annual shareholders meeting which was held on January 24, 1994. Currently, the Board of Directors has four members. One vacancy on the Board of Directors exists due to the resignation of Bijan Taghavi, a Class I Director, in July 1995. The Company's Articles of Incorporation provide that the Board of Directors is divided into three classes. The terms of office of Messrs. Joel S. Kanter and Henry Y. L. Toh, Class II directors, stood for re-election at the annual meeting of stockholders in 1995 (and will stand for re-election at the third succeeding annual meeting of stockholders). The terms of office of Ms. Po Shin Wong and Dr. R. Huston Babcock, Class III directors, expire at the next annual meeting of shareholders. The term of office of a Class I director expires at the next succeeding annual meeting of shareholders.

Biographical information with respect to the present executive officers, directors, and key employees of the Company are set forth below. There are no family relationships between any present executive officers and directors.

  Po Shin Wong, Chairman of the Board of Directors (age 53): Ms. Wong was elected by the Board of Directors as a Class III director in March 1992 to fill a vacancy created by the expansion of the Board of Directors and as Chairman of the Board of Directors of the Company. Ms. Wong has served as a director of Grand Fur Ltd., an investment management, trading, and manu-facturing company in Hong Kong, since 1973 and is a director of Linkcost, Ltd., which corporation indirectly owns Four M International, Inc. (Four M).

  Henry Y. L. Toh, Vice Chairman of the Board of Directors and President (age
  38): Mr. Toh was elected by the Board of Directors as a Class II director in March 1992 to fill a vacancy existing prior to that date and as Vice Chairman of the Board of Directors. Mr. Toh was elected President of the Company on May 24, 1993 and was appointed Acting Chief Financial Officer in September 1995. Mr. Toh is a director of Four M. Mr. Toh served as a senior tax manager in international taxation and mergers and acquisitions with KPMG Peat Marwick from March 1980, to February 17, 1992. He is a graduate of Rice University.

  R. Huston Babcock, M.D., Neurosurgeon (age 65): Dr. Babcock, a Director of the Company, served as Chairman of the Board of Directors of the Company from its inception in April 1983 until March 1992. He was President of the Company from inception until November 1987. He was Medical Director of the Company from November 1987 to February 1993. Dr. Babcock is a neurosurgeon and has been engaged in the full-time private practice of medicine on the West Coast of Florida since 1960.

  Joel S. Kanter, President, Windy City, Inc. (age 39): Mr. Kanter was elected by the Board of Directors as a Class II director in March 1992 to fill a vacancy created by the expansion of the Board of Directors. Mr. Kanter has been the President of Windy City, Inc., a closely-held investment management and consulting firm, since July 1986 and serves as a director thereof. Mr. Kanter is also president and a director of Walnut Financial Services, a provider of financial services, a director of I-Flow Corporation, a public company that manufactures home infusion pumps, a director of TransGlobal Services, Inc., a public company primarily in the business of providing temporary engineering personnel, GranCare, Inc., a public company that owns and operates nursing homes and pharmacies, a director of Healthcare Acquisition Corp. which is a Special Purpose Acquisition Corporation which is seeking to acquire an ongoing business in the healthcare field, and a director of Osteoimplant Technology, Inc., which is in the business of manufacturing and selling hip, shoulder, and elbow implant devices.

  John W. Edwards (age 41): Pursuant to the terms of his employment agreement with I-Link and subject to the approval of the I-Link Board of Directors, Mr. Edwards is expected to be elected Chief Executive Officer of I-Link. Mr. Edwards served as President and a director of Coresoft, Inc., a softward company developing object-oriented computer solutions for small business from September 1995 to April 1996. During the period August 1988 through July 1995 Mr. Edwards served in a number of executive positions with Novell, Inc., a software company providing networking software, including Executive Vice President of Strategic Marketing, Executive Vice President of the Appware and Desktop Systems Groups and Vice President of Marketing of the Netware Systems Group. Mr. Edwards was involved in the development of the NetWare 386 product line. He is a visiting faculty member at the Marriott School of Management at Brigham Young University. Mr. Edwards received a B.S. degree in Computer Science from Brigham Young University and has taken graduate couses in Computer Science at Brigham Young University.

  Clay Wilkes, Chairman of the Board and Chief Executive Officer of I-Link (age
  35): Mr. Wilkes has served as President of ILINK, Ltd. since its inception. From February 1993 through June 1994, Mr. Wilkes has served as a consultant to IBM in Austin, Texas on the PowerPC project. From August 1990 through September 1992, he was responsible for UNIX product development at Novell, Inc. in Provo, Utah where he managed the networking server and client development groups. Mr. Wilkes has spent many years in the management and development of computer communications software. Mr. Wilkes attended the University of Oregon and Brigham Young University and has done graduate work in Computer Science at Utah State University.

  Alex Radulovic, Director of Technology of I-Link (age 26): Mr. Radulovic has served as Director of Technology of ILINK, Ltd. since its inception. Pursuant to the terms of his employment agreement with I-Link, Mr. Radulovic is expected to be elected Executive Vice President of I-Link at its next Board meeting. Mr. Radulovic served as a software consultant to IBM Corporation in Austin, Texas, from December 1992 through June 1994, where his responsibilities included the development and support of NetWare for AIX and a wide range of AIX communications projects. From October 1991 through November 1992, Mr. Radulovic served as a software engineer for development of Netware 4.0 at Novell, Inc. in Provo, Utah. Mr. Radulovic also served as a software engineer for development of the RAID Development at Computer System Architects in Provo, Utah. Mr. Radulovic studied Computer Science at Brigham Young University, Mechanical Engineering at Belgrade University (Yugoslavia) and Physics at Beogradski, Skojevici (Belgrade, Yugoslavia).

  Dorothy L. Michon, Vice President - Operations (age 40): Ms. Michon joined the Company in August 1983 as C.T. Technologist, was promoted to Technical Director in 1983, and then Associate Director of Operations in 1985. She was elected as the Company's Vice President - Operations in March 1990. She holds an Associates degree in Radiology Technology and a Bachelor of Science degree in Professional Management from Nova University.

  Stephanie E. Giallourakis, Controller/Secretary (age 32): Ms. Giallourakis joined the Company as a staff accountant in 1987, was promoted to Controller of the Company in July 1993 and has been Secretary of the Company since September 1995. Ms. Giallourakis holds a Bachelor of Arts degree in Business Administration and Accounting from the University of South Florida.

Each officer of the Company is chosen by the Board of Directors and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she shall resign or be removed as provided by the By-Laws.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Compliance with Section 16(a) of the Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission (SEC) and NASDAQ. Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 1995; however, the Company has never received copies of any Forms 3, Forms 4, or Forms 5 from JW Charles Financial Services, Inc., which entity had a contractual right to receive a warrant to purchase at the time, greater than ten percent of the Company's common stock pursuant to a financial consulting agreement dated as of November 4, 1994, which warrants were not issued by the Company until March 1995.

Item 10.  Executive Compensation.

Summary Compensation Table. The Company did not have any executive officers who served as such at the end of the last fiscal year that earned more than $100,000 in salary and bonus. The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer.

                                                                          Long-Term Compensation
                                                             -----------------------------------------------
                             Annual Compensation                     Awards            Payouts
                    ---------------------------------------  ----------------------  -----------
                                                 Other                   Securities
                                                 Annual      Restricted  Underlying               All Other
    Name and                                     Compen-     Stock       Options/    LTIP         Compen-
Principal Position  Year  Salary ($)  Bonus ($)  sation ($)  Awards ($)  SARs (#)    Payouts ($)  sation ($)
- ------------------  ----  ----------  ---------  ----------  ----------  ----------  -----------  ----------
Henry Y.L. Toh<F1>  1995    58,051        0         225<F2>      0<F3>     11,167         0          N/A
President and CEO   1994    54,362        0         815<F2>      0          1,167         0          N/A
                    1993    54,000        0         810<F2>      0         81,900         0          N/A

<F1>1  Mr. Toh began his employment with the Company in April 1992 and was appointed President and CEO in May 1993.
<F2>2  Represents Company contributions to 401(k) plan on behalf of Mr. Toh.
<F3>3  Mr. Toh had no restricted stock holdings at the end of the last fiscal year.

Option/SAR Grants in Last Fiscal Year (1995). The following table sets forth certain information with respect to the options granted during the last fiscal year to the Company's Chief Executive Officer.

                    Number of Securities       Percent of Total        Exercise
                        Underlying          Options/SARs Granted to     or Base
Name              Options/SARS Granted (#)  Employees in Fiscal Year  Price ($/Sh)  Expiration Date
- ----------------  ------------------------  ------------------------  ------------  ---------------
Henry Y.L. Toh             1,167<F1>                  100%               $0.875       06/29/2005
                          10,000<F1>                  100%               $1.25        10/16/2005

<F1>1  Does not reflect options to purchase 160,000 shares of Common Stock granted subsequent to the end of the 1995 fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. The following table sets forth certain information with respect to options exercised during fiscal 1995 by the Company's Chief Executive Officer and with respect to unexercised options held by such person at the end of fiscal 1995.

                  Shares                     Number of Securities      Value of Unexercised in
                Acquired on     Value       Underlying Unexercised      the Money Options/SARs
Name            Exercise (#)  Realized $  Options/SARS at FY-End (#)      at FY-End ($)<F1>
- --------------  ------------  ----------  --------------------------  --------------------------
                                          Exercisable  Unexercisable  Exercisable  Unexercisable
                                          -----------  -------------  -----------  -------------
Henry Y.L. Toh       --           --       36,904<F2>     58,497           0           $ 146

<F1>1   The calculations of the value of unexercised options are based on the difference between the closing bid price on NASDAQ of the Common Stock on December 31, 1995, and the exercise price of each option, multiplied by the number of shares covered by the option.

<F2>2   Subsequent to the 1995 fiscal year end, 24,570 and 57,330 of the Exercisable and Unexercisable
        Options, respectively, were relinquished, and 150,000 options exercisable at $1.125 through
        February 7, 2006 were issued to Mr. Toh.

No awards were made under any long-term incentive plans during 1995 or 1994.

Director Compensation

Directors are compensated $100 for each meeting of the Board of Directors attended. In addition, directors have been automatically granted options under the Company's 1992 Director Plan to purchase 1,167 shares of Common Stock on the last Friday in June each year until adoption of the 1995 Director Stock Option Plan. Pursuant to the 1995 Director Stock Option Plan which was recently approved at the annual meeting of stockholders held in October 1995, directors receive options in accordance with the following formula: (i) on October 17, 1995; (ii) on the first business day of January 1996; and (iii) on the first business day of each January thereafter, each member of the Board of Directors then serving will receive options to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of the grant. The Company's compensation committee may also grant options at its discretion to reward directors for extraordinary service to the Company.

Consulting Agreements

The Company entered into a consulting agreement for the three month period ended October 23, 1995 with Bijan Taghavi, formerly an officer and director of the Company. Pursuant to such agreement, Mr. Taghavi was engaged to provide such consulting services as requested by the Company in exchange for compensation at the rate of $5,208 per month. Mr. Taghavi's consulting agreement contains certain mutual release, non-competition and confidentiality provisions.

The Company entered into a consulting agreement with Timothy R. Barnes, formerly an officer of the Company (the "Barnes Agreement"), which agreement expired February 6, 1996. The Barnes Agreement provided for the issuance to Mr. Barnes of warrants to purchase 36,858 shares of Common Stock exercisable at a purchase price equal to the fair market value of the Common Stock at the date of grant. The Barnes Agreement also contained standard non-competition and confidentiality provisions.

The Company also entered into two consulting agreements with Jason H. Pollak, the initial term of one of which expired on January 31, 1996 and the second of such agreements commenced thereafter. The term of the second agreement was for a period of three years, subject to earlier termination by the Company. Pursuant to the terms of the first of such agreements (collectively, the "Pollak Agreements"), Mr. Pollak received 50,000 shares of Common Stock. The second of the Pollak Agreements provided Mr. Pollak with an option to purchase up to 50,000 shares of Common Stock each year at prices of $1.50, $2.50 and $3.50, respectively. The second of the Pollak Agreements was terminated by the Company on March 5, 1996 (upon thirty days' advance notice which renders such termination effective April 4, 1996). The shares of Common Stock subject to the Barnes Agreement and the Pollak Agreements have been included in registration statements on Form S-8 recently filed by the Company with the Commission (Registration Nos. 33-63751, 33-63749 and 333-01525, respectively).

Employment Agreements

In February 1996, the Company entered into two-year employment agreements with Henry Toh, President and Chief Executive Officer, Dorothy Michon, Vice President of Operations, and with Stephanie Giallourakis, Controller and Secretary. The Employment Agreements are each for an initial period ending on December 31, 1997 and are automatically renewable for successive one-year periods unless written notice to the contrary is given by the Company not less than 120 days prior to expiration of the term. Pursuant to the terms of the employment agreements, each such officer is required to devote such of his or her time to the business and affairs of the Company as is required to fulfill the duties and responsibilities of his or her office. Mr. Toh is entitled under his employment agreement to receive compensation at the rate of $54,000 per year, Ms. Michon is entitled to compensation at the rate of $63,000 and Ms. Giallourakis is entitled to compensation at the rate of $53,000 per year. Each such officer is entitled to an annual bonus in the discretion of the Board of Directors and may participate in fringe benefit, deferred compensation, stock benefit and option plans of the Company. In the event of termination by the Company other than for "cause" (as defined in the agreement) or by Mr. Toh upon "good reason" (as defined in the agreement) the Company is required to pay Mr. Toh, as liquidated damages or severance pay, monthly termination payments equal to the base salary in effect for a period of six months after such termination and, with respect to Ms. Michon and Ms. Giallourakis, each such officer is entitled to monthly termination payments equal to the base salary in effect for periods of three months after any such termination. Each of the employment agreements contains confidentiality and non-solicitation provisions.

I-Link entered into three-year employment agreements on February 21, 1996 with each of Clay Wilkes, an officer and employee, and Alex Radulovic, an employee of I-Link. Under his employment agreement, Mr. Wilkes is employed as Chairman of the Board and Chief Executive Officer of I-Link at a salary of $95,000 per annum, subject to adjustment upon satisfaction of performance criteria. Under his employment agreement, Mr. Radulovic is employed as Executive Vice President of I-Link at a salary of $90,000 per annum, subject to adjustment upon satisfaction of performance criteria. In the event of termination by the Company not involving "Just Cause" (as defined in the agreement) or upon a material breach by the Company which is unremedied for 30 days after written notice, each of Mr. Wilkes and Mr. Radulovic are entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the agreement) and, in addition, all options shall vest and all Common Stock of Medcross held in escrow shall be released. Each of the agreements contain non-competition and confidentiality provisions.

On April 8, 1996, subject to the approval of I-Link Board of Directors, I-Link entered into a three-year employment agreement with John Edwards. Pursuant to the terms of the employment agreement, Mr. Edwards will be employed as the Chief Executive Officer and a Director of I-Link and will be required to devote substantially all of his working time to the business and affairs of I-Link.
Mr. Edwards is entitled under his employment agreement to receive compensation at the rate of $175,000 per year and is entitled to a profitability bonus in the discretion of the I-Link Board of Directors and to participate in fringe benefits of the Company as are generally provided to executive officers. In addition, Mr. Edwards is entitled to receive an option to purchase one million of the shares of Common Stock of Medcross, Inc. at an exercise price of $7.00. Of such options, 83,333 vest and become exercisable on the first calendar day of each quarter for the twelve (12) quarters after April 8, 1996. In the event of termination by I-Link or in the event of a violation of a material provision of the agreement by I-Link which is unremedied for thirty (30) days and after written notice or in the event of a "Change in Control" (as defined in the agreement), Mr. Edwards is entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the agreement) for the remaining term of the agreement. The agreement contains non-competition and confidentiality provisions.

Committees of the Board of Directors

Audit Committee. The Company's audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of the Company's independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies and internal accounting controls, and procedures for preparation of financial statements. Dr. Babcock is Chairman of the Audit Committee and Mr. Kanter is a member of such committee.

Compensation Committee. The Company's compensation committee (the "Compensation Committee") approves the compensation for executive employees of the Company. Ms. Wong is Chairperson of the Compensation Committee and Mr. Kanter and Dr. Babcock are members of such committee.

Executive Committee. The Company's executive committee (the "Executive Committee") is vested with all the powers of the Board of Directors, subject to the limitations set forth in the Florida Business Corporation Act. Ms. Wong is Chairperson of the Executive Committee and Messrs. Toh and Kanter are members of such committee.

Executive Stock Option Plan

The Company's 1989 Executive Stock Option Plan (the "ESOP"), which recently expired pursuant to its terms, authorized the grant of stock options to key employees of the Company including officers. Options granted under the ESOP were non-qualified stock options exercisable at a price per share not less than the highest bid price per share of the Common Stock as quoted on NASDAQ on the date an option is granted. Options granted under the ESOP are exercisable not less than one year nor more than five years after the grant date.

As of February 29, 1996, options for the purchase of 8,505 shares of Common Stock at prices of $2.75 per share were outstanding. In connection with adoption of the 1995 Director Plan (as hereinafter defined), the Board of Directors recently authorized suspension of future grants of options under the ESOP; however, outstanding options granted under the ESOP will continue to be governed by the terms thereof until exercise or expiration of such options.

Director Stock Option Plan

The Company's Director Stock Option Plan (the "DSOP") authorizes the grant of stock options to directors of the Company. Options granted under the DSOP are non-qualified stock options exercisable at a price equal to the fair market value per share of Common Stock on the date of any such grant. Options granted under the DSOP are exercisable not less than six months nor more than ten years after the date of grant.

As of February 29, 1996, options for the purchase of 24,564 shares of Common Stock at prices ranging from $.875 to $3.875 per share were outstanding. To date, no options have been exercised. In connection with adoption of the 1995 Employee Plan (as hereinafter defined), the Board of Directors recently authorized the termination of future grants of options under the DSOP; however, outstanding options granted under the DSOP will continue to be governed by the terms thereof until exercise or expiration of such options.

Stock Purchase Plan

In accordance with the Employee Qualified Stock Purchase Plan (the "Purchase Plan"), employees may contribute up to ten percent of their base wages toward the purchase of Common Stock. The exercise price of options granted under the Purchase Plan is the lesser of 85% of the market value on the first business day of the payment period (September 1) or the last business day of the payment period (August 31). As of February 29, 1996, the Company had 36,059 shares of Common Stock reserved for issuance on exercise of the purchase rights granted under the Purchase Plan.

1995 Director Stock Option Plan

In October 1995, the stockholders of the Company approved adoption of the Company's 1995 Director Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and stock appreciation rights (the "1995 Director Plan").

The 1995 Director Plan provides for automatic and discretionary grants of stock options which qualify as incentive stock options (the "Incentive Options") under
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as options which do not so qualify (the "Non-Qualified Options") to be issued to directors. In addition, stock appreciation rights (the "SARs") may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options.

The 1995 Director Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs to purchase up to 250,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible employee.
The shares of Common Stock subject to the 1995 Director Plan may be made available from either authorized but unissued shares, treasury shares, or both.

The 1995 Director Plan also provides for the grant of Non-Qualified Options on a non-discretionary basis pursuant to the following formula: each member of the Board of Directors then serving shall receive a Non-Qualified Option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value per share of the Common Stock on that date. Pursuant to such formula, directors received options to purchase 10,000 shares of Common Stock as of October 17, 1995, and will receive options to purchase 10,000 shares of Common Stock on the first business day of each January beginning in 1996. Each option is immediately exercisable for a period of ten years from the date of grant.
The Company has 250,000 shares of Common Stock reserved for issuance under the 1995 Director Plan. As of February 29, 1996, options exercisable to purchase 230,000 shares of Common Stock at prices ranging from $1.00 to $1.25 per share have been granted under the 1995 Director Plan.

1995 Employee Stock Option Plan

In October 1995, the stockholders of the Company approved adoption of the Company's 1995 Employee Stock Option and Appreciation Rights Plan (the "1995 Employee Plan"), which plan provides for the issuance of Incentive Options, Non-Qualified Options and SARs.

Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options which qualify as Incentive Stock Options under Section 422 of the Code, to be issued to officers who are employees and other employees, as well as Non-Qualified Options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options.

The 1995 Employee Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs of up to 400,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of Common Stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. The Company has 400,000 shares of Common Stock reserved for issuance under the 1995 Employee Plan. As of February 29, 1996, options to purchase 75,000 shares of Common Stock with exercise prices of $1.125 per share have been granted under the 1995 Employee Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The common stock and Class A Preferred Stock constitute the only voting securities of the Company. Each share of Class B Preferred Stock is convertible, at the option of the holder thereof, into approximately 24.47 shares, subject to adjustment upon the occurrence of certain events, of the Company's common stock. The table below sets forth information, to the best of the Company's knowledge, with respect to the total number of shares of the Company's common stock and Class A Preferred Stock beneficially owned by each director, the Company's Chief Executive Officer, each beneficial owner of more than five percent of either security, and all directors and executive officers as a group, as reported by each such person, as of February 29, 1996. On that date, there were 6,781,983 shares of the Company's common stock issued and out-standing, 160,000 shares of the Company's Class A Preferred Stock issued and outstanding and 7,500 shares of the Company's Class B Preferred Stock issued and outstanding. The table below also sets forth as to each holder the percent of votes represented assuming the common stock and Class A Preferred Stock vote as a single class.

                                                                                % of Outstanding
                                                                             Shares of Common Stock
                                                                             Beneficially Owned<F1>
                                                           Number of Shares  ----------------------
Name and Address                                             Beneficially     Percent     Percent
of Beneficial Owner                   Title of Class            Owned         of Class    of Votes
- --------------------------------  -----------------------  ----------------  ----------  ----------
Four M International, Inc.<F2>    Common Stock               3,915,570<F3>      36.6%       36.6%
Casa Fortuna, S.A.<F2>            Class A Preferred Stock      160,000         100.0%
Linkcost, Ltd.<F2>
1980 Post Oak Boulevard
Houston, Texas  77056

ILINK, Ltd.                       Common Stock               2,913,344          43.0%       27.2%
c/o Clay Wilkes
4030 West Baker Lane
Suite 320
Austin, TX  78759

Clay Wilkes<F4>                   Common Stock               1,646,263<F5>      24.3%       15.4%
4030 West Baker Lane
Suite 320
Austin, TX  78759

T6-G Limited Partnership<F7>      Common Stock                 548,891<F5>       8.1%        5.1%
185 South State Street
Salt Lake City, UT

Benchmark Equity Group            Common Stock                 761,570<F6>      11.2%        7.1%
16815 Royal Crest Drive
Suite 160
Houston, TX  77058

R. Huston Babcock, M.D.           Common Stock                 666,006<F8>       9.5%        6.1%
731 12th Street North             Class B Preferred Stock        7,500         100.0%
St. Petersburg, Florida  33705

Po Shin Wong<F2>                  Common Stock                  22,334<F9>        *           *
3227 Bennet Street North
St. Petersburg, FL  33713

                                                                                % of Outstanding
                                                                             Shares of Common Stock
                                                                               Beneficially Owned
                                                           Number of Shares  ----------------------
Name and Address                                             Beneficially     Percent     Percent
of Beneficial Owner                    Title of Class           Owned         of Class    of Class
- --------------------------------  -----------------------  ----------------  ----------  ----------
Henry Y.L. Toh<F2>                Common Stock                 172,334<F9>       2.5%        1.6%
3227 Bennet Street North
St. Petersburg, FL  33713

Joel S. Kanter                    Common Stock                  22,334<F9>        *           *
Windy City, Inc.
8000 Towers Crescent Drive
Suite 1070
Vienna, VA  22180

All Executive Officers and        Common Stock               2,582,129<F10>     35.6%       21.0%
Directors as a Group (6 Persons)
____________________
*             Represents less than 1%.

<F1>(1)  Unless otherwise noted, all of such shares are owned of record by each person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them.  Such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within 60 days from the date hereof have been exercised or converted, as the case may be.
<F2>(2)  Mr. Toh, an officer and director of the Company and one of two directors of Four M, and Ms.
         Wong, a director of the Company and the sole director of Linkcost and Casa, have both disclaimed beneficial ownership of the shares of Class A Preferred Stock owned by Four M.
<F3>(3)  Represents the number of shares of Common Stock issuable upon conversion of the shares of Class
         A Preferred Stock owned by the noted stockholder which shares of Common Stock are the subject of options granted by the noted stockholder.  As set forth herein below, Four M has granted certain options exercisable commencing August 1, 1996 (subject to the satisfaction of certain conditions)
         to purcahse the 3,915,570 shares of Common Stock issuable upon conversion of 160,000 shares of
         Class A Preferred Stock.  The exercise price is equal to the lesser of 200% of the average of the closing bid and ask price per share of Common Stock for the ten (10) business days preceding
         August 1, 1996 or $1.79 per share.  Commonwealth Associates received the right to purchase
         545,285 shares of Common Stock prior to December 31, 1996 and 537,500 shares of Common Stock prior to December 31, 1997.  Benchmark Equity Group, Inc. received the right to purchase 545,285 shares of Common Stock prior to December 31, 1996 and 537,500 shares prior to December 1997.
         Certain members of management of I-Link have the right to purchase 825,000 shares of Common Stock prior to December 31, 1996 and 825,000 shares prior to December 31, 1997.  Scott Cook has received the right to purchase 100,000 shares of Common Stock prior to December 31, 1996.
<F4>(4)  ILINK, Ltd., a limited partnership, owns an aggregate 2,913,344 shares.  Mr. Wilkes, an officer and director of I-Link, owns a 61.6424% interest in ILINK, Ltd. and, therefore, pursuant to Rule
         13d-1 under the Exchange Act, may be deemed to indirectly beneficially own 1,646,263 of the shares owned by ILINK, Ltd.
<F5>(5)  Excludes shares of Common Stock issuable upon conversion of Class A Preferred Stock subject of an option exercisable commencing on July 1, 1996 granted by Four M.
<F6>(6)  Excludes shares of Common Stock issuable upon conversion of Class B Preferred Stock subject of an option exercisable commencing July 1, 1996 granted by R. Huston Babcock to the noted
         shareholder and shares of Common Stock issuable upon conversion of Class A Preferred Stock subject of an option exercisable commencing July 1, 1996 granted by Four M to the noted
         shareholders.
<F7>(7)  ILINK, Ltd., a limited partnership, owns an aggregate 2,913,344 shares.  T6-G Limited
         Partnership owns a 9.5% interest in ILINK, Ltd. and, therefore, pursuant to Rule 13d-1 under the Exchange Act, may be deemed to indirectly beneficially own 548,891 of the shares owned by
         ILINK, Ltd.

<F8>(8)  Includes:  (a) 183,542 shares of Common Stock into which the 7,500 shares of Class B Preferred
         Stock owned by the noted stockholder are convertible; and (b) 22,334 shares of Common Stock issuable pursuant to options exercisable within 60 days of the date hereof.  The shares of
         Common Stock issuable upon conversion of such shares of Class B Preferred Stock are subject to an option granted by the noted stockholder to Benchmark Equity Group, Inc.
<F9>(9)  Represents shares of Common Stock issuable pursuant to options exercisable within 60 days of the date hereof.
<F10>(10)Includes 289,336 shares of Common Stock issuable pursuant to options exercisable within 60 days of the date hereof and 183,542 shares of Common Stock into which the 7,500 shares of Class
         B Preferred Stock are convertible.  Excludes shares of Common Stock issuable upon conversion of
         Class A Preferred Stock subject of an option exercisable commencing on July 1, 1996 granted by
         Four M.

Item 12.  Certain Relationships and Related Transactions.

During the first quarter of fiscal 1995, the Company received advances totaling $218,000 from Mortgage Network International. Henry Y.L. Toh, the President and Chief Executive Officer of the Company, has management control over Mortgage Network International ("MNI"). Such advances were previously payable upon demand. Subsequent to the extension of such advances, the Board of Directors approved delivery of a promissory note representing the aggregate amount of such advances, which promissory note matured by its terms on October 1, 1995 and bears interest at one percent over the prime rate of interest established by Southwest Bank of Texas, N.A. Subsequently, the Company and MNI modified the note such that: (i) a principal payment in the amount of $88,000 is due and payable on December 31, 1996; (ii) interest thereon is payable monthly at the rate of 10.5%; and (iii) the remaining principal amount of $130,000 with interest thereon at the rate of 10.5% will be paid in 36 equal monthly payments of $4,225.32.

See "Executive Compensation - Employment Agreements" for a description of the terms of employment agreements between the Company and certain of its officers and between I-Link and certain of its officers.

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Report (see Exhibit Index on page 50):

    2(a)<F6>   Management Agreement Assignment, effective June 1, 1993 between
               Florida Medical Enterprises, Inc. and Waters Edge Scanning
               Associates, Inc.
    2(b)<F6>   Lease Assignment and Asset Purchase Agreement dated as of June 1,
               1993 between Waters Edge Scanning Associates, Ltd. and Medcross,
               Inc.
    2(c)<F10>  Joint Venture Interest Purchase Agreement, effective October 1,
               1994 between Medcross, Inc. and Urology Ultrasound, Inc.
    2(d)<F15>  Stock Purchase Agreement, dated February 13, 1996, by and among
               Medcross, Inc., ILINK, Ltd., and Gnet Enterprises, Inc.
    2(e)<F15>  Escrow Agreement, dated February 21, 1996, by and among Medcross,
               Inc., ILINK, Ltd., and De Martino, Finkelstein, Rosen & Virga.
    3(a)       Amendment to the Amended and Restated Articles of Incorporation
               dated December 18, 1995.
    3(b)       Composite copy of the Amended and Restated Articles of
               Incorporation incorporating all amendments through the date of the filing of this Form 10-KSB.
    3(c)<F8>   Bylaws of the Company, as amended.
    3(d)       Articles of Incorporation of I-Link Worldwide, Inc.
    3(e)       Bylaws of I-Link Worldwide, Inc.
    4(a)<F1>   Specimen Common Stock Certificate.
    4(b)<F7>   Promissory Note payable to Waters Edge Scanning Associates, Ltd.
               in the amount of $600,000, dated June 1, 1993.
    4(c)<F7>   Promissory Note contingently payable to Waters Edge Scanning
               Associates, Ltd. in the amount of $365,000, dated June 1, 1993.
    4(d)<F7>   Promissory Note contingently payable to Waters Edge Scanning
               Associates, Ltd. in the amount of $365,000, dated June 1, 1993.
    4(e)<F8>   Form of Promissory Note payable to limited partners of Medcross
               Imaging, Ltd. in the aggregate amount of $75,000, dated October
               1, 1993.
    4(f)<F11> Series CS Warrant to Purchase Common Shares of Medcross, Inc. 4(g)<F13> Common Stock Purchase Option to Purchase Common Shares of
               Medcross, Inc.

    4(h)<F15>  Form of 10% Convertible Promissory Note dated February 21, 1996.
    4(i)       Non-Negotiable 10% Promissory Note payable to Scott Cook in the amount of $100,000, dated October 19, 1995.
    4(j)       Guaranty by and between Medcross, Inc. and Scott Cook, dated
               October 19, 1995.
    4(k)       Security Agreement by and between ILINK, Ltd., Scott Cook, and
               Medcross, Inc. dated October 19, 1995.
    4(l)       Common Stock Purchase Option to Purchase Common Shares of
               Medcross, Inc.
    9(a)<F4>   Shareholder's Agreement dated February 19, 1992 among Four M
               International, Inc., Walnut Capital Corp., Windy City, Inc., and
               Canadian Imperial Bank of Commerce Trust Company (Bahamas)
               Limited.
    9(b)<F10>  First Amendment to Shareholder's Agreement.
    *10(a)<F9> The Company's Director Stock Option Plan.
    *10(b)<F2> The Company's Executive Stock Option Plan.
    10(c)<F2>  MR Service Agreement, dated August 14, 1990, between Medcross
               Imaging, Ltd. and HealthTrust, Inc. with respect to Edward White
               Hospital.
    10(d)<F2>  MR Service Agreement, dated August 14, 1990, between Medcross
               Imaging, Ltd. and HealthTrust, Inc. with respect to South Bay
               Hospital.
    10(e)<F3>  Stock Purchase Agreement, dated February 9, 1992, between
               Medcross, Inc., Four M International Limited, Walnut Capital
               Corp, Windy City, Inc., and Canadian Imperial Bank of Commerce
               Trust Company.
    10(f)<F5>  First Amendment to Stock Purchase Agreement, dated May 21, 1992, between Medcross, Inc., Four M International, Inc., Walnut
               Capital Corp., Windy City, Inc., and Canadian Imperial Bank of
               Commerce Trust Company (Bahamas) Limited, as trustee.
    10(g)<F10> Financial Consulting Agreement and Common Stock Purchase Warrant
               dated as of November 3, 1994 between Medcross, Inc. and JW
               Charles Financial Services, Inc.
    10(h)<F11> Consulting Agreement, dated as of August 6, 1995, between the
               Company and Timothy R. Barnes.
    10(i)<F12> Consulting Agreement, dated September 1, 1995, by and among
               Medcross, Inc., Kalo Acquisitions, LLC, and Jason H. Pollak.
    10(j)<F13> Amendment to and Restatement of the Amended and Restated
               Consulting Agreement, dated March 4, 1996, by and among
               Medcross, Inc., Kalo Acquisitions, LLC, and Jason H. Pollak.
    10(k)<F13> Termination of Amended and Restated Consulting Agreement, dated
               March 5, 1996, by and among Medcross, Inc., Kalo Acquisitions,
               LLC, and Jason H. Pollak.
    10(l)<F14> MR Service Agreement effective October 1, 1995, by and between
               Medcross Imaging, Ltd. and South Bay Hospital.
    10(m)<F14> MR Service Agreement effective October 1, 1995, by and between
               Medcross Imaging, Ltd. and Edward White Hospital.
    *10(n)     Employment Agreement, dated February 4, 1996, between Medcross,
               Inc. and Henry Y.L. Toh.
    *10(o)     Employment Agreement, dated January 1, 1996, between Medcross,
               Inc. and Dorothy L. Michon.
    *10(p)     Employment Agreement, dated January 1, 1996, between Medcross,
               Inc. and Stephanie E. Giallourakis.
    *10(q)     Employment Agreement, dated February 14, 1996, between Medcross,
               Inc. and Clay Wilkes.
    *10(r)     Employment Agreement, dated February 14, 1996, between Medcross,
               Inc. and Alex Radulovic.
    *10(s)     The Company's 1995 Director Stock Option and Appreciation Rights
               Plan.
    *10(t)     The Company's 1995 Employee Stock Option and Appreciation Rights
               Plan.
    *10(u)     Employment Agreement, dated April 8, 1996, between Medcross, Inc.
               and John W. Edwards.
    11         Statement regarding computation of earnings per common share.
    21         Subsidiaries of the registrant.
    23         Consent of Coopers & Lybrand L.L.P.
    27         Financial Data Schedule
- --------------
[FN]
<F1>1   Incorporated by reference to the Company's registration statement on
        Form S-18 file number 33-27978-A.
<F2>2   Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1990, file number 0-17973.
<F3>3   Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1991, file number 0-17973.
<F4>4   Incorporated by reference to the Company's current report on Form 8-K dated March 30, 1992, file number 0-17973.
<F5>5   Incorporated by reference to the Company's current report on Form 8-K dated May 21, 1992, file number 0-17973.
<F6>6   Incorporated by reference to the Company's current report on Form 8-K dated June 30, 1993, file number 0-17973.
<F7>7   Incorporated by reference to the Company's quarterly report on Form
        10-Q for the quarter ended June 30, 1993, file number 0-17973.

<F8>8   Incorporated by reference to the Company's quarterly report on Form
        10-Q for the quarter ended September 30, 1993, file number 0-17973.
<F9>9   Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1993, file number 0-17973.
<F10>10 Incorporated by reference to the Company's annual report on Form
        10-KSB for the year ended December 31, 1994, file number 0-17973.
<F11>11 Incorporated by reference to the Company's registration statement filed on Form S-8, file number 33-63751.
<F12>12 Incorporated by reference to the Company's registration statement on
        Form S-8, file number 33-63749.
<F13>13 Incorporated by reference to the Company's registration statement on
        Form S-8, file number 333-01525.
<F14>14 Incorporated by reference to the Company's current report on Form 8-K, dated October 31, 1995, file number 0-17973.
<F15>15 Incorporated by reference to the Company's current report on Form 8-K, dated February 23, 1996, file number 0-17973.
<F16>*       Indicates a management contract or compensatory plan or
        arrangement required to be filed herewith.
[/FN]
(b) A report on Form 8-K dated October 31, 1994 was filed by the Company regarding the acquisition of the 75% ownership interest in Urological Ultrasound Services of Tampa Bay, a partnership in which the Company already owned a 25% ownership interest. The Form 8-K was amended in January 1995 to include financial statements of the partnership and proforma financial statements of the Company.

        A report on Form 8-K dated October 31, 1995 was filed by the Company regarding various contracts entered into by the corporation. No financial statements were included.

        A report on Form 8-K dated February 23, 1996 was filed by the Company regarding the acquisition of the securities of I-Link Worldwide, Inc., the completion of a private placement of $1,000,000 in aggregate principal amount of convertible promissory notes, and the conversion of Class A Preferred Stock into Common Stock. No financial statements were included.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 1996          MEDCROSS, INC.
                                 (Registrant)

                                 By:  /s/ Henry Y.L. Toh
                                      Henry Y.L. Toh
                                      President/Director/CEO/Acting CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            DATE



/s/ Po Shin Wong                                  April 15, 1996
Po Shin Wong
Chairman of the Board


/s/ Henry Y. L. Toh                               April 15, 1996
Henry Y. L. Toh
Vice Chairman of the Board
President and Chief Executive Officer


/s/ R. Huston Babcock, M.D.                       April 15, 1996
R. Huston Babcock, M.D.
Director


/s/ Joel S. Kanter                                April 15, 1996
Joel S. Kanter
Director

                            MEDCROSS, INC. AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                    PAGE

Report of Independent Accountants                                    31


Consolidated Balance Sheet                                           32


Consolidated Statements of Operations                                33


Consolidated Statements of Cash Flows                                34


Notes to Consolidated Financial Statements                           36

                          REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Medcross, Inc.
St. Petersburg, Florida


    We have audited the accompanying consolidated balance sheet of Medcross, Inc. and subsidiaries as of December 31, 1995 and the related statements of operations and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medcross, Inc. and subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.



          /s/ Coopers & Lybrand, LLP


Tampa, Florida
April 15, 1996

                            MEDCROSS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                    December 31, 1995

                                         Assets
Current assets
  Cash and cash equivalents                                  $    79,316
  Accounts receivable less allowances of $694,436                921,793
  Inventory                                                      829,988
  Prepaid expenses                                                87,253
                                                               ---------
    Total current assets                                       1,918,350
                                                               ---------
Property and equipment
  Office furniture, equipment, leasehold
    improvements, and vehicles                                   386,736
  Medical equipment and vehicles                               2,970,122
                                                               ---------
                                                               3,356,858
  Less accumulated depreciation                                1,736,701
                                                               ---------
    Net property and equipment                                 1,620,157
                                                               ---------
Investment in unconsolidated subsidiary                            6,250
Intangible assets less accumulated amortization of $244,887      535,468
Other assets                                                      66,638
                                                               ---------
    Total assets                                             $ 4,146,863
                                                               =========
                     Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                      $   615,373
  Advance deposits received                                      233,728
  Note payable - related party                                    88,000
  Notes payable                                                  400,000
  Current portion of long-term debt - relate party                39,230
  Current portion of long-term debt                              702,447
  Current obligations under capital lease                        155,145
                                                               ---------
    Total current liabilities                                  2,233,923
                                                               ---------
Long-term debt - related party                                    87,682
Minority interest in consolidated subsidiaries                   370,092
Commitments and contingencies                                          -

Stockholders' equity
  Preferred stock                                              2,075,000
  Common stock, $.007 par value, authorized 20,000,000
    shares, issued and outstanding 1,803,092 shares               12,622
  Additional paid-in capital                                   3,428,854
  Accumulated deficit                                         (4,061,310)
                                                               ---------
  Total stockholders' equity                                   1,455,166
                                                               ---------
    Total liabilities and stockholders' equity               $ 4,146,863
                                                               =========

  The accompanying notes are an integral part of these financial statements.

                            MEDCROSS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31
                                                   1995           1994
                                               -----------    -----------
Net health care service revenue                $ 2,785,064    $ 3,268,910
Equipment sales and service                        337,889        504,015
                                                 ---------      ---------
Net operating revenue                            3,122,953      3,772,925
                                                 ---------      ---------
Cost of goods sold - equipment sales and service   154,481        542,195
Salaries and benefits                            1,123,340      1,253,799
Repairs and maintenance                            309,255        321,988
Provision for doubtful accounts                    365,093        365,690
Depreciation and amortization                      465,020        488,963
Other operating expenses                         1,199,519      1,331,898
                                                 ---------      ---------
Operating loss                                  (  493,755)    (  531,581)
                                                 ---------      ---------
Interest expense                                (  160,423)    (  168,183)
Interest income                                     10,717         29,815
Gain (loss) on sale of property and equipment   (      765)           425
Equity in net income (loss) of unconsolidated
  subsidiaries                                      20,500     (   66,249)
Other income                                        59,377          4,630
                                                 ---------      ---------
Loss before minority interest in net income
  (loss) of consolidated subsidiaries and
  income tax benefit                            (  564,349)    (  731,143)

Minority interest in net income (loss) of
  consolidated subsidiaries                         12,440     (   52,385)
                                                 ---------      ---------
Loss before income tax benefit                  (  551,909)    (  783,528)

Income tax benefit                                       -     (   68,094)
                                                 ---------      ---------
Net loss                                       $(  551,909)   $(  715,434)
                                                 =========      =========

Loss per common and equivalent share           $(      .08)   $(      .10)
                                                 =========      =========

Weighted average common and equivalent
  shares outstanding                             6,866,926      6,915,549
                                                 =========      =========

  The accompanying notes are an integral part of these financial statements.

                            MEDCROSS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year Ended December 31
                                                   1995           1994
                                               -----------    -----------
Cash flows from operating activities
  Net loss                                     $(  551,909)   $(  715,434)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities
      Depreciation                                 380,396        403,191
      Amortization                                  84,624         85,745
      Warranty liability                        (   94,091)        93,280
      Warrant expense                               16,667          3,333
      Professional fees                             50,000              -
      Provision for doubtful accounts              365,093        365,690
      Gain (loss) on sale of property and equipment    765     (      425)
      Equity in net loss (income) of
        unconsolidated subsidiaries             (   20,500)        66,249
      Distributions from unconsolidated subsidiary       -        120,853
      Minority interest in net income (loss)
        of consolidated subsidiaries            (   12,440)        52,385
      Provision for deferred income tax benefit          -     (   68,094)
      Decrease (increase) in assets:
          Accounts receivable                   (  161,353)    (  431,078)
          Inventory                                 91,926     (  825,079)
          Prepaid expenses                          41,338     (   12,358)
          Organization and loan costs               14,055     (   47,206)
          Other assets                               5,127          2,146
      Increase (decrease) in liabilities:
          Accounts payable and accrued expenses    201,634        267,739
          Other current liabilities             (   91,970)       266,850
                                                 ---------      ---------
          Net cash provided (used) by operating
            activities                             319,362     (  372,213)
                                                 ---------      ---------
Cash flows from investing activities
  Purchase of property and equipment            (   23,222)    (   47,611)
  Purchase interest in Urological Ultrasound
    Services of Tampa Bay                                -     (  168,162)
  Purchase minority interest in Medcross
    Imaging, Ltd.                                        -     (    9,000)
  Proceeds from sale of property and equipment       5,755            425
  Investment in unconsolidated subsidiary       (    6,250)    (    3,750)
  Sale of interest in unconsolidated subsidiary     28,000              -
                                                 ---------      ---------
          Net cash provided (used) by investing
            activities                               4,283     (  228,098)
                                                 ---------      ---------


                                - continued -

  The accompanying notes are an integral part of these financial statements.

                            MEDCROSS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                 Year Ended December 31
                                                   1995           1994
                                               -----------    -----------
Cash flows from financing activities
  Net proceeds from notes payable -
    related parties                            $   218,000    $         -
  Net proceeds (reduction of) from notes
    payable                                     (  151,000)       276,000
  Reductions of long-term debt - related party  (    3,088)             -
  Reductions of long-term debt                  (  367,783)    (  389,143)
  Reduction of capital lease obligations        (  246,451)    (  223,765)
  Issuance of common stock                              15              8
  Additional paid-in capital                         1,805          2,974
  Minority interest contributions                        -        260,417
  Minority interest distributions               (   54,750)    (   55,517)
                                                 ---------      ---------
          Net cash used by financing activities (  603,252)    (  129,026)
                                                 ---------      ---------
Effect of foreign currency translation on
  cash flows                                    (    2,234)    (   86,263)
                                                 ---------      ---------
Decrease in cash and cash equivalents           (  281,941)    (  815,600)

Cash and cash equivalents at beginning of year     361,157      1,176,757
                                                 ---------      ---------
Cash and cash equivalents at end of year       $    79,316    $   361,157
                                                 =========      =========
Supplemental cash flow information
  Interest paid                                $   129,859    $   140,979
                                                 =========      =========
  Income taxes paid (received)                 $         -    $         -
                                                 =========      =========

In May 1994, the Company revalued the accounts receivable of Tampa MRI that were purchased in June 1993. Purchased receivables were revalued at $183,273 greater than originally recorded, which resulted in a corresponding decrease in goodwill.

In July 1994, a holder of Class B Preferred Stock converted 695 shares into 17,008 shares of common stock.

In October 1994, upon dissolution of Urological Ultrasound Services of Tampa Bay, $108,612 in assets and liabilities, excluding cash, were distributed to the Company.

In November 1994, a Warrant to purchase 250,000 shares of common stock was issued pursuant to a Financial Consulting Agreement. The Warrant was valued at $20,000, which is included in paid-in capital and is being expensed over the one-year term of the agreement.

In February 1995, a holder of Class B Preferred Stock converted 9,305 shares into 227,714 shares of common stock.

In September 1995, the Company entered into a consulting agreement whereby 50,000 shares of common stock was issued. The market price of the common stock upon issuance was $62,500 and is being expensed over the five month term of the consulting agreement.

In September 1995, one of the noteholders of the $600,000 promissory note demanded payment, due in common stock. A reduction of $5,201 of the debt resulted in an issuance of 1,849 shares of common stock.

  The accompanying notes are an integral part of these financial statements.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business

Nature of business

The Company is in two businesses. Domestically the Company is a provider of diagnostic and clinical services to healthcare facilities and directly to patients both with its own equipment and equipment of other entities under management contracts. In China, the Company sells and services used medical equipment.

Note 2 - Accounting policies

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of consolidation

The consolidated financial statements include the accounts of Medcross, Inc. (the Company) and the following subsidiaries:

  - Medcross Imaging, Ltd., a limited partnership, provides mobile magnetic resonance imaging services to healthcare facilities. The Company is the sole general partner of the partnership and had a 81.75% ownership interest as of December 31, 1995 and 1994.

  - Waters Edge Scanning Associates, Inc., a Florida corporation, provides magnetic resonance imaging services. This wholly owned subsidiary acquired the assets of Waters Edge Scanning Associates, Ltd. and its general partner, Florida Medical Enterprises, Inc. on June 1, 1993.

  - Urological Ultrasound Services of Tampa Bay, Inc., a Florida corporation, provides mobile ultrasound services. This wholly owned subsidiary began operations in October 1994 after completion of an acquisition of the 75% ownership interest not previously owned by the Company. Prior to that time, the Company recorded its share of income or loss from the 25% ownership interest on the equity method. On May 1, 1995, this subsidiary distributed all of its assets net of liabilities to the Company. All of the assets of this subsidiary, except cash, were contributed to Waters Edge Scanning Associates, Inc.

  - Medcross Asia, Ltd., a Hong Kong corporation, was formed by the Company as a wholly owned subsidiary in 1993. This corporation is seeking investment and equipment trading opportunities in the Far East.

  - Shenyang Medcross Huamei Medical Equipment Company, Ltd. (SMHME), a People's Republic of China (PRC) corporation formed in January 1994, sells and services used computerized tomography (CT) equipment in the Shenyang Province of the PRC. The Company has a 51% ownership interest in SMHME.

All significant intercompany transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conforming with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Accounting policies - continued

Fair value of financial instruments

To meet the reporting requirements of FASB Statement No. 107 ("Disclosure about Fair Value of Financial Instruments"), the Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which takes into account the present value of future cash flows.

Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less.

Inventory

Inventories consist of used and refurbished computerized tomography scanners held for sale in China. Inventories are valued at the lower of cost or market using the specific identification method.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the declining balance method over the estimated useful lives of the assets, four to nine years. Expenditures for maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. Gains or losses on disposals are credited or charged to operations.

Investment in unconsolidated subsidiaries

During 1995, the Company sold its interest in an unconsolidated subsidiary for $28,000, which was a $78,750 investment in a Florida partnership formed in February 1993. This investment was accounted for under the cost method of accounting. The Company had a 7.5% equity and profits interest in this partnership. The partnership's primary business was the sole shareholder of a Cayman Islands corporation which discontinued operations during the second quarter of 1994. As a result, the Company recorded a $71,250 writedown of the value of the investment during 1994.

Until October 1, 1994, the Company had an interest in another unconsolidated subsidiary, Urological Ultrasound Services of Tampa Bay (UUSTB). This subsidiary was accounted for under the equity method of accounting, whereby the cost of the investment was adjusted for the allocable share of the undistributed income or losses of the subsidiary. The Company had a 25% equity and profits interest in UUSTB before it purchased the remaining ownership interest. At that time, the partnership was dissolved and a new company was formed (See Note 5).

During 1995, the Company invested $6,250 in a joint venture formed in October 1995. The Company has an 18.75% interest in this joint venture and it is accounted for under the cost method of accounting. The joint venture was formed to determine the feasibility of the commercialization of telemedicine.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Accounting policies - continued

Intangible assets

Organization cost is amortized on the straight-line basis over a period of sixty months. Loan costs are amortized on a straight-line basis over the period of the loans (36 months to 60 months). Syndication and other issuance costs incurred with respect to equity offerings of the Company and sale of limited partnerships interests are deferred and offset against the proceeds of the offerings at closing. Goodwill is amortized on the straight-line basis over a period of twenty to twenty-five years.

Revenue recognition

The Company recognizes revenue from health care services at the time services are performed net of contractual allowances based on agreements with third party payers. The Company records revenue from equipment sales when installation is completed. Advance deposits received prior to installation are recorded as a current liability.

Warranty liability

Equipment sales are generally accompanied by a service warranty. Expected future product warranty costs are recorded as an expense and liability when the product is sold.

Foreign currency translation

The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement items using a weighted average exchange rate for the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in stockholders' equity.

Some transactions of the Company and its subsidiaries are made in currencies different from their own. Gains and losses from these transactions are generally included in income as they occur.

Net foreign currency transaction gains or losses are not material for any of the periods presented. The effect of foreign currency translation on cash flows in 1994 is primarily the difference between the capital contribution exchange rate stipulated in the joint venture agreement and the exchange rate at the time of the contribution.

Income taxes

The Company records deferred taxes in accordance with the Financial Accounting Standards Board (FASB) Statement 109, "Accounting for Income Taxes." The Statement requires recognition of deferred tax assets and liabilities for the temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Accounting policies - continued

Income (loss) per common and equivalent share

Income (loss) per common and equivalent share is based on the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options and convertible preferred stock. Fully diluted earnings per share are not presented because they approximate earnings per common and equivalent share.

Note 3 - Major customers and concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with what it believes to be high credit quality financial institutions and attempts to limit its exposure in any one particular instrument.

The Company provided magnetic resonance imaging services to two major customers in 1995 and 1994. The revenue and accounts receivable balances, net of contractual allowances, at year end for each of these customers were as follows:

                              Revenue                Accounts Receivable
                        1995         1994            1995            1994
                      --------     --------         -------         -------
   Customer A         $566,945     $825,751         $87,223         $92,263
   Customer B          304,791      395,033          18,200          55,301

Note 4 - Related party transactions

The Company had a management agreement with the unconsolidated subsidiary, of which the Company is a general partner. The Company also had a management agreement with the previously unconsolidated subsidiary of which it purchased the 75% interest in October 1994. The Company recognized revenue from these entities in the amount of $3,200 and $111,534 during 1995 and 1994, respectively. There were no accounts receivables from these entities at December 31, 1995.

During the first quarter of fiscal 1995, the Company received advances totaling $218,000 from Mortgage Network International. Henry Y.L. Toh, the President and Chief Executive Officer of the Company, has management control over Mortgage Network International ("MNI"). Such advances were previously payable upon demand. Subsequent to the extension of such advances, the Board of Directors approved delivery of a promissory note representing the aggregate amount of such advances, which promissory note matured by its terms on October 1, 1995 and bears interest at one percent over the prime rate of interest established by Southwest Bank of Texas, N.A. Subsequently, the Company and MNI modified the Note such that: (i) a principal payment in the amount of eighty-eight thousand dollars ($88,000) is due and payable on December 31, 1996; (ii) interest thereon is payable monthly at the rate of 10.5%; and (iii) the remaining principal amount of one-hundred thirty thousand dollars ($130,000) with interest thereon at the rate of 10.5% will be paid in thirty-six (36) equal monthly payments of four-thousand, two hundred, and twenty-five dollars and thirty-two cents ($4,225.32).

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Acquisition of assets

In October 1994, the Company closed on the acquisition of a 75% ownership interest in Urological Ultrasound Services of Tampa Bay (UUSTB) from Urology Ultrasound, Inc. Prior to the acquisition, the Company owned the other 25% ownership interest in UUSTB. The total consideration given for the 75% partnership interest was $168,162. The purchase price was paid in cash at closing. UUSTB was organized on September 9, 1987 and is in the business of providing urological ultrasound services to urologic patients in west central Florida. When the Company acquired the 75% partnership interest in UUSTB from Urology Ultrasound, Inc., the partnership ceased to exist. The Company immediately transferred all assets and liabilities of the partnership, except cash of $115,603 to Urological Ultrasound Services of Tampa Bay, Inc., a wholly owned subsidiary of Medcross, formed for the purpose of this acquisition.

The acquisition was accounted for as a purchase. The results of operations of the acquired enterprise is included in the consolidated financial statements beginning October 1, 1994. Prior to the acquisition, the Company recorded its share of income and loss on its 25% ownership interest in UUSTB using the equity method.

The following table presents the pro forma financial information of the Company and UUSTB for the year ended December 31, 1994 assuming such transactions had occurred on January 1, 1994:

                                                               Income (loss)
                              Net Operating     Net Income       Per Common
Year Ended December 31, 1994     Revenue          (Loss)           Share
                              -------------     ----------     -------------
  Company                     $ 3,772,925       $(713,421)         $(.10)
  UUSTB                           252,347          20,006            ===
                                ---------         -------
  Combined                      4,025,272        (693,415)
  Pro forma adjustments        (   76,034)       (  3,010)
                                ---------         -------
  Pro forma combined          $ 3,949,238       $(696,425)         $(.10)
                                =========         =======            ===

Note 6 - Purchase of minority interest

In October 1994, the Company acquired an additional 1% ownership interest in Medcross Imaging, Ltd. Prior to the acquisition, the Company had a 80.75% ownership interest. The acquisition increased the Company's ownership interest in Medcross Imaging, Ltd. to 81.75%. The acquisition was made by purchasing a limited partnership unit from a certain limited partner for $9,000. The purchase price was paid in cash.

Note 7 - Notes payable

Unsecured promissory note, payable to Mortgage Network
 International, interest payable at 10.5% payable monthly,
 principal balance due December 31, 1996.                       $   88,000
                                                                 =========
Line of credit, $700,000, payable to First Union National
 Bank, interest payable at 3/4% above prime rate, (prime
 rate was 8.5% at December 31, 1995), principal balance due
 June 30, 1996, collateralized by accounts receivable and
 general assets of the Company.                                 $  400,000
                                                                 =========

The line of credit contains restrictive covenants relating to equity requirements, minimum cash balances, acquisitions, debt to equity ratios, borrowing base requirements, and net cash flow coverage requirements. On December 31, 1995, the Company was in violation of the consolidated equity, net cash flow coverage, past days sales and cash balance covenants. The Company received a waiver from the bank of these loan covenant violations thru June 30, 1996. The company is continuing its attempts to secure new financing to repay the line of credit.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Notes payable - continued

The Company has reached an agreement with First Union National Bank pursuant to which the Company has agreed to secure alternative financing to repay amounts outstanding under the line of credit by June 30, 1996. In the event that the Company is unable to secure such financing, the Company will be obligated to repay amounts outstanding under the line of credit in increments of $10,000 per month commencing on July 1, 1996, subject to negotiation of the terms of the balloon payment thereafter which could be due on July 1, 1996. In the event the line of credit is due on July 1, 1996, the Company will be required to secure alternative financing to repay amounts outstanding.

Note 8 - Long-term debt

Long-term debt at December 31, 1995 was as follows:
Equipment obligation, payable to First Union National Bank,
 due in monthly installments of $28,929, plus accrued
 interest at prime rate plus 3/4% per annum, (prime rate was
 8.5% at December 31, 1995) until a final payment due
 February 10, 1996, collateralized by certificate of deposit
 and certain medical equipment.                                 $  32,648

Unsecured promissory note in amount of $600,000 inclusive of simple interest through September 30, 1995 at rate of 5.33%, payable on September 30, 1996 in 213,333 shares of Medcross common stock.  The holder may demand payment of principal
 and interest any time after September 30, 1995.  After this date, the note bears interest at the rate of 8% per annum
 payable in cash.                                                 594,799

Unsecured promissory notes, payable to 11 individuals,
 interest only paid quarterly, maturing September 30, 1996,
 convertible on demand by holders into 18,750 shares of
 Medcross common stock after September 30, 1995.                   75,000

Unsecured promissory note, payable to Mortgage Network
 International due in 36 equal monthly installments of
 principal and interest totalling $4,225.32.  The interest
 rate is 10.5%                                                    126,912
                                                                  -------
                                                                  829,359
       Less current portion                                       741,677
                                                                  -------
                                                                 $ 87,682
                                                                  =======
Principal repayments on long term obligations are expected to occur as follows:
        Years ending December 31, 1996                            741,677
                                  1997                             43,554
                                  1998                             44,128
                                                                  -------
                                                                 $829,359
                                                                  =======

Certain financing agreements contain restrictive covenants relating to equity requirements, guarantor agreements, sales of property, acquisitions and debt to equity ratio. The most restrictive covenant is that Medcross Imaging, Ltd. cannot, without first having obtained a written consent of the lender, make distributions to any of the partners unless its debt coverage ratio is equal to or greater than 1.3 to 1.0 for any twelve consecutive months calculated on a quarterly basis. At December 31, 1995, the Company was in compliance with the covenants.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Leases

The Company has a capital lease for its MRI equipment at Tampa MRI which requires monthly payments of $22,886. The lease allows the Company to purchase the equipment for $1 upon termination at July 31, 1996. At December 31, 1995, the Company's property and equipment included $704,202 of medical equipment under capital lease with accumulated amortization of $249,214.

The Company leases its corporate office and its China offices in Shenyang and Beijing on a month-to-month basis.

The Company leases the facilities where Tampa MRI operates under two separate operating leases. The lease for the medical facility is for five years, commencing June 1, 1993, with a current lease payment of $3,431 per month, plus sales tax. The Company has the option to extend the lease for an additional two-year period. The lease for the business office space is for one year, commencing June 1, 1995, with a current lease payment of $1,363 per month, plus sales tax. The Company has the option to extend the lease for an additional one-year period.

Future minimum lease payments under the leases are as follows:

                                                 Capital           Operating
                                                 --------          ---------
    1996                                         $160,202           $ 47,987
    1997                                                -             41,172
    1998                                                -             17,155
                                                  -------            -------
    Total minimum obligations                     160,202           $106,314
    Less interest                                   5,057            =======
                                                  -------
    Present value of net minimum obligations      155,145
                                                  =======

Lease expense for 1995 and 1994 was $107,360 and $141,717, respectively.

Note 10 - Commitments and contingencies

As part of the consideration for the purchase of the assets of Waters Edge Scanning Associates, Ltd. two contingent notes with a net present value of $639,212 were issued. The contingencies are based on the MRI center meeting various levels of cash receipts through September 30, 1995. These contingent notes were not recorded due to the fact that the contingencies were not met.

The Company has guaranteed $100,000 of a promissory note issued by I-Link payable to Scott Cook.

Note 11 - Income taxes

<CATPION>
The components of the provision (benefit) for income taxes for the years ended
December 31, 1995 and 1994 were as follows:
                                               1995              1994
                                           -----------       -----------
Current tax expense                        $         -       $         -
Deferred tax expense (benefit)
  Current                                            -           118,671
  Deferred                                           -         ( 186,765)
                                             ---------         ---------
                                           $         -        $(  68,094)
                                             =========         =========

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Income taxes - continued

The sources of significant timing differences which gave rise to deferred tax assets and liabilities as of December 31, 1995 are as follows:
                                                                       Total        Current     Non-current
                                                                     ----------    ----------   -----------
Conversion of subsidiaries from accrual to cash for tax purposes     $(272,773)    $(272,773)    $       -
Book basis of property and equipment in excess of tax                 (339,419)            -      (339,419)
                                                                       -------       -------       -------
Total deferred tax liabilities                                        (612,192)     (272,773)     (339,419)
                                                                       -------       -------       -------
Tax operating loss carryforward                                        778,180       231,422       546,758
Allowance for marketable securities                                     29,034        29,034             -
Non-deductible vacation accrual                                         12,317        12,317             -
Tax basis of goodwill and intangible assets in excess of book          107,115             -       107,115
Foreign loss                                                            36,134             -        36,134
Tax capital loss carryforward                                           34,508             -        34,508
Valuation allowance for capital loss carryforward and deferred
 tax asset in excess of deferred tax liability                        (385,096)     (      -)     (385,096)
                                                                       -------       -------       -------
Total deferred tax assets                                              612,192       272,773       339,419
                                                                       -------       -------       -------
Net deferred tax asset (liability)                                   $       -     $       -     $       -
                                                                       =======       =======       =======
The valuation allowance increased $108,484 in 1995.  The difference between the actual tax provision and the amounts obtained by applying the statutory U.S.
Federal Income Tax rate to the income before taxes is as follows:

                                                                        1995          1994
                                                                     ----------    ----------
Tax benefit at statutory rate                                        $(187,649)    $(266,400)
Increase (decrease) in taxes resulting from the tax effects of:
    State income taxes - net                                          ( 30,355)     ( 43,094)
    Non-deductible meals and entertainment                                  33         7,434
    Non-deductible stock warrant amortization                            6,583         1,316
    Non-taxable foreign currency translation adjustments                 2,710          2013
    Increase in total valuation allowance                              108,484       240,509
    Increase of prior year operating loss carryforward                       -      (  4,436)
    Expiration of capital loss carryforward                              1,224          1596
    Allowance for douftul accounts                                     115,644             -
    Adjust basis of property and equipment book to tax difference            -      (  7,032)
    Other                                                             ( 16,674)            -
                                                                       -------       -------
                                                                     $       -     $( 68,094)
                                                                       =======       =======

As of December 31, 1995, the Company had a $1,970,075 net operating loss carry forward and a $87,361 capital loss carryforward. The net operating loss carry forward will expire between the years 2006 and 2009. These amounts are subject to annual limitations pursuant to provisions of the Internal Revenue Code relating to cumulative changes in ownership. The capital loss carryforward will expire between the years 1996 and 1997. A valuation allowance has been recognized to offset that portion of the deferred tax assets whose realization is conditioned upon the realization of future taxable income or capital gains.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stockholders' equity

Common stock

In August 1994, the Company issued 17,008 shares of common stock upon the conversion of 695 shares of preferred stock.

In February 1995, the Company issued 227,714 shares of common stock upon the conversion of 9,305 shares of preferred stock.

In November 1995, the Company issued 50,000 shares of common stock to a consultant for consulting services as provided in a consulting agreement.

In November 1995, the Company issued 1,849 shares of common stock upon demand pursuant to a promissory note.

The Company issued 2,080 shares and 1,136 shares of common stock pursuant to the Employee Stock Purchase Plan in 1995 and 1994, respectively.

Preferred stock

In 1992, the Board of Directors approved and filed with the state of Florida an Amendment to the Articles of Incorporation designating 200,000 shares of preferred stock as Class A Variable Rate Cumulative Convertible Preferred Stock ("Class A Preferred Stock") and 22,500 shares of preferred stock as Class B Variable Rate Cumulative Convertible Preferred Stock ("Class B Preferred Stock"). The Class A Preferred Stock and Class B Preferred Stock both have a par value of $10 per share and are entitled to receive cumulative dividends at a rate equal to 2% above the 30 day certificate of deposit rate in effect on the first day of each month at the Texas Commerce Bank. The Company has the right to redeem the Class A and Class B Preferred Stock for $10 per share plus the amount of any accrued and unpaid dividends. Shares of Class A and Class B Preferred Stock may be converted into such number of whole shares of common stock as is determined by multiplying the number of shares of Class A Preferred Stock by a fraction, the numerator of which is $10 and the denominator is the conversion price ($.408625). Each share of Class A Preferred Stock will entitle the holder thereof to that number of votes which is equal to the number of shares of common stock into which the Class A Preferred Stock is convertible.
In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of the Class A Preferred Stock shall be entitled to distribution before any payments shall be made in the respect to the Class B Preferred Stock or common stock in amount equal to the par value per share plus all accrued and unpaid dividends and the holders of Class B Preferred Stock shall be entitled to distribution before any payments shall be made in the respect to common stock in an amount equal to the par value per share plus all accrued and unpaid dividends.

On March 1, 1993, the Company and the holders of Class A Preferred Stock signed an agreement to eliminate the redemption provision of the Class A Preferred Stock. An amendment to the Company's Articles of Incorporation to eliminate the redemption provision of the Class A Preferred Stock and increase the number of authorized shares of preferred stock to 500,000 was approved by the shareholders at the annual meeting held on January 24, 1994 and filed with the State of Florida.

During 1994, 695 shares of Class B Preferred Stock were converted into common stock.

In February 1995, 9,305 shares of Class B Preferred Stock were converted into common stock.

In December 1995, the Board of Directors approved and filed with the State of Florida an Amendment to the Articles of Incorporation designating 240,000 shares of preferred stock as Class C 12% Cumulative Convertible Preferred Stock (the "Class C Preferred Stock"). The Class C Preferred Stock has a par value of $10 per share and is entitled

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stockholders' equity - continued

to receive cumulative dividends equal to 12% per annum of the liquidation preference per share of $20. The Company does not have the right to redeem the Class C Preferred Stock. The issued and outstanding shares of Class C
Preferred Stock shall convert to Common Stock on the second anniversary (December 18, 1997) of the filing of the designation with the Secretary of State of Florida (the "Conversion Date"). The shares of Class C Preferred Stock held by each holder thereof shall be converted into such number of whole shares of Common Stock as is determined by multiplying the number of shares of Class C Preferred Stock by a fraction, the numerator of which is 20 and the denominator of which is 70% of the average of the bid and ask prices per share of Common Stock as quoted by NASDAQ for the 20 consecutive trading days prior to the Conversion Date. In the case no transaction price is available, the closing bid price shall be used, or, in the case of no closing transaction price and no closing bid price being available, the fair market value of the Common Stock as determined in good faith by the Company's Board of Directors shall be used. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company, each share of Class C Preferred Stock shall have a liquidation preference of $20 per share. With respect to the payment of dividends and rights to redemption and upon liquidation, the holders of Class C Preferred Stock shall be subordinate to the issued and outstanding shares of Class A Preferred Stock and Class B Preferred Stock of the Company and shall rank senior to the shares of Common Stock of the Company.

At December 31, 1995, the Company had 200,000 shares of Class A Preferred Stock, 7,500 shares of Class B Preferred Stock, and no shares of Class C Preferred Stock issued and outstanding.

At December 31, 1995, 30,000 of the 500,000 shares of preferred stock authorized remain undesignated and unissued. Accrued and unpaid dividends at December 31, 1995 were $319,623 and $14,981 for Class A Preferred Stock and Class B Preferred Stock, respectively.

Executive stock option plan

The Company's Executive Stock Option Plan which recently expired, authorized the granting of stock options to key employees of the Company including officers. Options granted under the Plan are non-qualified stock options exercisable at a price not less than the highest bid price per share at which the stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System on the date the option is granted. Options are exercisable not less than one year or more than five years after the grant date.

As of December 31, 1995, options for the purchase of 74,363 shares of common stock at prices ranging from $1.3125 to $2.875 per share were outstanding. Options for the purchase of 33,763 shares were exercisable within sixty (60) days of year end. No options were exercised in 1994 or in 1995.

Director stock option plan

The Company's Director Stock Option Plan which recently expired, authorized the granting of stock options to Directors of the Company. Options granted under the Plan are non-qualified stock options exercised for a price equal to the fair market value per share of common stock on the date of any such grant. Options are exercisable not less than six months or more than ten years after the date of grant.

As of December 31, 1995, options for the purchase of 74,964 shares of common stock at prices ranging from $0.875 to $3.875 per share were outstanding. Options for the purchase of 35,556 shares were exercisable within 60 days of year end. To date, no options have been exercised.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stockholders' equity - continued

Stock purchase plan

In accordance with the Employee Qualified Stock Purchase Plan adopted in June 1990, employees may contribute up to 10 percent of their base wages towards the purchase of the Company's common stock. The option price is the lesser of 85% of the market value on the first business day of the Payment Period (September
1) or the last business day of the Payment Period (August 31). As of December 31, 1995, the Company had 36,059 shares of common stock reserved for issuance on exercise of the purchase rights. On August 31, 1995, 2,080 shares of common stock were issued at a price of $0.875 per share. On August 31, 1994, 1,136 shares of common stock were issued at a price of $2.625 per share.

1995 Director Stock Option Plan

In October 1995, the stockholders of the Company approved adoption of the Company's 1995 Director Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and stock appreciation rights (the "1995 Director Plan").

The 1995 Director Plan provides for automatic and discretionary grants of stock options which qualify as incentive stock options (the "Incentive Options") under
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as options which do not so qualify (the "Non-Qualified Options") to be issued to directors. In addition, stock appreciation rights (the "SARs") may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options.

The 1995 Director Plan provides for the grant of Incentive Options, Non-Qualified Options, and SARs to purchase up to 250,000 shares of common stock ( subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible employee.
The shares of common stock subject to the 1995 Director Plan may be made available from either authorized but unissued shares, treasury shares, or both.

The 1995 Director Plan also provides for the grant of Non-Qualified Options on a discretionary basis pursuant to the following formula: each member of the Board of Directors then serving shall receive a Non-Qualified Option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Pursuant to such formula, directors received options to purchase 10,000 shares of common stock as of October 17, 1995, and will receive options to purchase 10,000 shares of common stock on the first business day of each January beginning in 1996. Each option is immediately exercisable for a period of ten years from the date of grant.
The Company has 250,000 shares of common stock reserved for issuance under the 1995 Director Option Plan.

As of December 31, 1995, options exercisable to purchase 40,000 shares of common stock at a price of $1.25 per share have been granted under the 1995 Director Plan. As of December 31, 1995, no options have been exercised.

1995 Employee Stock Option Plan

In October 1995, the stockholders of the Company approved adoption of the Company's 1995 Employee Stock Option and Appreciation Rights Plan (the "1995 Employee Plan"), which plan provides for the issuance of Incentive Options, Non-Qualified Options, and SARs.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stockholders' equity - continued

Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options which qualify as Incentive Stock Options under Section 422 of the Code, to be issued to officers who are employees and other employees, as well as Non-Qualified Options to be issued to officers, employees, and consultants. In addition, SARs may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options.

The 1995 Employee Plan provides for the grant of Incentive Options, Non-Qualified Options, and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. The Company has 400,000 shares of common stock reserved for issuance under the 1995
Employee Plan. As of December 31, 1995, no options to purchase shares of common stock have been granted under the 1995 Employee Plan.

Other warrants and options

Pursuant to the terms of a Consulting Agreement dated as of October 13, 1992 between the Company and The Equity Group, Inc., the Company issued two Common Stock Purchase Warrants (the "Equity Warrants") each covering 21,429 shares of common stock to The Equity Group as partial consideration for its rendering financial public relations and consulting services to the Company. Both Equity Warrants are exercisable at a price of $3.50 per share and expire on October 14, 1997.

Pursuant to the terms of a Financial Consulting Agreement dated as of November 3, 1994 between the Company and JW Charles Financial Services, Inc., the Company issued a Common Stock Purchase Warrant (the "JW Charles Warrant") covering 250,000 shares of common stock to JW Charles Financial Services as partial consideration for its rendering financial consulting services to the Company. The warrant is exercisable at a price of $2.00 per share and expires on November 3, 1999.

The JW Charles and Equity Warrants (the "Warrants") contain anti-dilution provisions providing for adjustments in the exercise price. The JW Charles Warrant also contains anti-dilution provisions providing for adjustments in the number of shares covered by the warrant. The holders of the Warrants have no voting, dividend, or other stockholder rights or privileges unless and until the Warrants have been exercised. The holders of the Warrants have been granted "piggy back" registration rights under the Securities Act of 1933 with respect to the Warrants and the underlying shares of common stock. The Company will pay the expense of such registration and of such registration qualifications of the Warrants and underlying shares of common stock under the Securities Act of 1933 of such dates as the holders of the Warrants may determine.

Pursuant to a Consulting Agreement dated as of August 6, 1995 between the Company and Timothy R. Barnes, formerly an officer of the Company, the Company issued a Common Stock Purchase Warrant covering 36,858 shares of common stock as consideration for the rendering of consulting services to the Company. The Warrant is exercisable at a price of $1.00 per share and expires on August 5, 1999.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stockholders' equity - continued

Pursuant to the issuance of a promissory note by I-Link to Scott Cook, the Company issued a Common Stock Purchase Option covering 100,000 shares of the Company's common stock. The option is exercisable at a price of $1.00 and expires on December 31, 1999.

Pursuant to a Consulting Agreement dated as of October 18, 1995 between the Company and Jason H. Pollak and Kalo Acquisitions, LLC, the Company issued an Option to purchase common stock covering 150,000 shares of common stock as consideration for the rendering of consulting services to the Company. The agreement provided Mr. Pollak with an option to purchase 50,000 shares of common stock each year at purchase prices of $1.50,. $2.50, and $3.50. The option expires on January 31, 1999.

Note 13 - Geographic segment information

The Company's operations consist of providing diagnostic and clinical outpatient health care services domestically and the sale and service of used medical equipment in the People's Republic of China (PRC). Financial information for the different geographic segments is as follows:

   Year Ended
December 31, 1995                     Domestic           China           Corporate       Eliminations      Consolidated
- ------------------------              ----------      -----------      -----------     --------------      ------------
Revenue                               $2,486,708      $   340,233      $   423,956     $    (127,944)      $ 3,122,953
                                       =========       ==========       ==========      ============        ==========
Operating Profit (Loss)               $  196,714      $(  171,083)     $(  519,386)    $           -       $(  493,755)
                                       =========       ==========       ==========      ============        ==========
Identifiable Assets                   $3,048,001      $ 1,098,742      $   682,277     $    (682,157)      $ 4,146,683
                                       =========        =========       ==========      ============        ==========
Amortization and Depreciation         $  438,498      $    13,011      $    13,511     $           -       $   465,020
                                       =========       ==========       ==========      ============        ==========
Capital Expenditures                  $   20,801      $     2,046      $       375     $           -       $    23,222
                                       =========       ==========       ==========      ============        ==========
   Year Ended
December 31, 1994                     Domestic           China           Corporate       Eliminations      Consolidated
- ----------------------------          ----------      -----------      -----------       ------------      ------------
Revenue                               $2,761,458      $   512,973      $   630,853       $(  132,359)      $ 3,772,925
                                       =========       ==========       ==========        ==========        ==========
Operating Profit (Loss)               $  537,338      $(  581,856)     $(  487,063)      $         -       $(  531,581)
                                       =========       ==========       ==========        ==========        ==========
Identifiable Assets                   $3,710,698      $ 1,284,824      $   217,780       $         -       $ 5,213,302
                                       =========       ==========       ==========        ==========        ==========
Amortization and Depreciation         $  459,663      $    10,861      $    18,412       $         -       $   488,936
                                       =========       ==========       ==========        ==========        ==========
Capital Expenditures                  $   10,257      $    18,590      $     2,032       $         -       $    30,879
                                       =========       ==========       ==========        ==========        ==========

The corporate office provides management and operational services for domestic outpatient health care services. The eliminations represent charges for these services to entities included in the consolidation.

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Subsequent Events

On February 23, 1996, the Company closed its acquisition of all of the issued and outstanding common stock of I-Link Worldwide Inc., a Utah corporation ("I-Link") from ILINK, Ltd., a Utah limited partnership in exchange for the issuance of an aggregate of 4,000,000 shares of Common Stock of the Company.
The purchase price was determined through arms-length negotiation. The acquisition was accounted for using the purchase method of accounting. Pursuant to the terms of the stock purchase agreement, 2,600,000 shares of the Common Stock issued pursuant to the acquisition of I-Link, Ltd. were placed in escrow to be released as follows:

    1. 1,600,000 shares of Common Stock are to be released upon the receipt of proceeds greater than or equal to $4,000,000 from the sale of the Company's securities pursuant to the conduct of one or more private or public offerings prior to December 31, 1996; and

    2. 1,000,000 shares of Common Stock are to be released upon the first to occur of the following:

        (i) the monthly revenue derived from subscribers serviced by ILINK, Ltd. and revenue derived from the sale of related products and/or services equals or exceeds $1,000,000; or

        (ii) the number of subscribers serviced by ILINK, Ltd. exceeds 100,000 one year from the date of receipt by the Company of gross proceeds equal to $4,000,000 from the sale of its securities pursuant to one or more private or public offerings.

I-Link provides Internet access services to individuals and businesses in the United States. I-Link is also the owner of a proprietary technology (patent pending) which enables the transmission of information via facsimile over the Internet.

There was no affiliation or relationship between the Company, its affiliates, officers or directors, or associates of such persons and I-Link or ILINK, Ltd. or any of their officers, directors, stockholders, or partners prior to the acquisition.

Simultaneous with the closing of its acquisition of I-Link, the Company completed a private placement of $1,000,000 in aggregate principal amount of convertible promissory notes (the "10% Notes"). The 10% Notes are payable upon the earlier of August 31, 1996 (subject to extension) or the Company's receipt of proceeds of at least $4,000,000 from subsequent debt or equity offerings. The 10% Notes bear interest payable semi-annually at the rate of 10% until August 31, 1996 (13% after such date of the term of the 10% Note is extended). Up to $1,250 of each $50,000 in principal amount of note is convertible at any time at the option of the holder, into a maximum of 350,000 shares of Common Stock at the rate of approximately $.0714 per share, subject to certain antidilution adjustments. The 10% Notes may be extended until February 29, 1997 upon payment by the Company of 2.5% of the then outstanding principal balance of the 10% Note. The proceeds of such offering were used to pay outstanding accounts payable and other debts of I-Link.

The following presents the pro forma financial information of the Company and I-Link as applicable for the year ended December 31, 1995 assuming such transactions had occurred on January 1, 1995 and for the year ended December 31, 1994 assuming the transactions had occurred on January 1, 1994:

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Subsequent Events - continued

                                                                   Loss
                              Net Operating                     Per Common
Year Ended December 31, 1995    Revenue           Net Loss         Share
                              -------------     ------------    ----------
    Company                   $ 3,122,953       $(  551,909)       $(.08)
    I-Link                        229,721        (1,446,219)         ===
                                ---------         ---------
    Combined                    3,352,674        (1,998,128)
    Pro forma adjustments               -        (  496,988)
                                ---------         ---------
    Pro forma combined        $ 3,352,674       $(2,310,116)       $(.34)
                                =========         =========          ===
                                                                   Loss
                              Net Operating                     Per Common
Year Ended December 31, 1994     Revenue          Net Loss         Share
                              -------------     ------------    ----------
    Company                   $ 3,772,925       $(  715,434)       $(.10)
    I-Link                              -        (  165,125)         ===
                                ---------         ---------
    Combined                    3,772,925        (  880,559)
    Pro forma adjustments               -        (  207,078)
                                ---------         ---------
    Pro forma combined        $ 3,772,925       $(1,087,637)       $(.16)
                                =========         =========          ===

On February 21, 1996, in connection with the grant of an option by the Kanter Group, 40,000 shares of outstanding Class A Preferred Stock of the Company was converted into 978,891 shares of Common Stock. Options to acquire the 3,915,570 shares of Common Stock issuable upon conversion of the remaining 160,000 shares of Class A Preferred Stock outstanding have been granted by Four M. Dr. R. Huston Babcock, holder of all 7,500 shares of Class B Preferred Stock has also granted an option to purchase the 183,542 shares of Common Stock issuable upon conversion thereof.

The Kanter Group sold to certain persons, including affiliates and associated persons of Commonwealth Associates, 978,891 shares of Common Stock issued upon conversion of 40,000 shares of Class A Preferred Stock at a purchase price of $485,000 (equal to $.4955 per share). Four M has granted certain options exercisable commencing August 1, 1996 (subject to the satisfaction of certain conditions) to purchase the 3,915,570 shares of Common Stock issuable upon conversion of 160,000 shares of Class A Preferred Stock. The exercise price is equal to the lesser of 200% of the average of the closing bid and ask price per share of Common Stock for the ten (10) business days preceding August 1, 1996 or $1.79 per share. Commonwealth Associates received the right to purchase 545,285 shares of Common Stock prior to December 31, 1996 and 537,500 shares of Common Stock prior to December 31, 1997. Benchmark Equity Group, Inc. received the right to purchase 545,285 shares of Common Stock prior to December 31, 1996 and 537,500 shares prior to December 1997. Certain members of management of I-Link have the right to purchase 825,000 shares of Common Stock prior to December 31, 1996 and 825,000 shares prior to December 31, 1997. Scott Cook has received the right to purchase 100,000 shares of Common Stock prior to December 31, 1996. Dr. R. Huston Babcock has granted an option, upon substantially the same terms and conditions as Four M, to purchase 183,542 shares of Common Stock issuable upon conversion of 7,500 shares of Class B Preferred Stock to Benchmark Equity Group, Inc.

On March 5, 1996, the Consulting Agreement between the Company and Jason H. Pollak and Kalo Acquisitions, LLC was terminated and options to purchase 100,000 shares of the Company's common stock were subsequently terminated.

                         EXHIBITS FOR 10-KSB 1995

                                                                     Page #

     3(a)       Amendment to the Amended and Restated Articles of
                Incorporation dated December 31, 1995. . . . . . . . .  51
     3(b)       Composite copy of the Amended and Restated Articles
                of Incorporation incorporating all amendments through
                the date of the filing of this Form 10-KSB.. . . . . .  54
     3(d)       Articles of Incorporation of I-Link Worldwide, Inc.. .  69
     3(e)       Bylaws of I-Link Worldwide, Inc. . . . . . . . . . . .  72
     4(i)       Non-Negotiable 10% Promissory Note payable to Scott Cook
                in the amount of $100,000, dated October 19, 1995. . .  85
     4(j)       Guaranty by and between Medcross, Inc. and Scott Cook,
                dated October 19, 1995 . . . . . . . . . . . . . . . .  88
     4(k)       Security Agreement by and between ILINK, Ltd., Scott Cook, and Medcross, Inc. dated October 19, 1995. . . . . . .  92
     4(l)       Common Stock Purchase Option to Purchase Common Shares
                of Medcross, Inc.. . . . . . . . . . . . . . . . . . . 100
     *10(n)     Employment Agreement, dated February 4, 1996, between
                Medcross, Inc. and Henry Y.L. Toh. . . . . . . . . . . 110
     *10(o)     Employment Agreement, dated January 1, 1996, between
                Medcross, Inc. and Dorothy L. Michon.. . . . . . . . . 118
     *10(p)     Employment Agreement, dated January 1, 1996, between
                Medcross, Inc. and Stephanie E. Giallourakis.. . . . . 126
     *10(q)     Employment Agreement, dated February 14, 1996, between
                Medcross, Inc. and Clay Wilkes . . . . . . . . . . . . 134
     *10(r)     Employment Agreement, dated February 14, 1996, between
                Medcross, Inc. and Alex Radulovic. . . . . . . . . . . 143
     *10(s)     The Company's 1995 Director Stock Option and Appreciation
                Rights Plan. . . . . . . . . . . . . . . . . . . . . . 152
     *10(t)     The Company's 1995 Employee Stock Option and Appreciation
                Rights Plan. . . . . . . . . . . . . . . . . . . . . . 164
     *10(u)     Employment Agreement, dated April 8, 1996, between
                Medcross, Inc. and John W. Edwards . . . . . . . . . . 175
     11         Statement regarding computation of earnings per common
                share. . . . . . . . . . . . . . . . . . . . . . . . . 184
     21         Subsidiaries of the registrant.. . . . . . . . . . . . 185
     23         Consent of Coopers & Lybrand L.L.P.. . . . . . . . . . 186
     27         Financial Data Schedule. . . . . . . . . . . . . . . . 187




     * Indicates a management contract or compensatory plan or arrangement required to be filed herewith.
                                       51