Form 10QSB
MEDCROSS INC
filed 1996-05-20
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 1996

                  OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934


For the transition period from _____________________  to ___________________

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                Outstanding at April 30, 1996
Common Stock, par value $0.007                            7,063,705


Traditional Small Business Disclosure Format (Check One):  Yes        No   X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       MEDCROSS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                (unaudited)

                                   Assets
                                                                 March 31
                                                                   1996
                                                                ----------
Current assets
  Cash and cash equivalents                                     $   421,751
  Accounts receivable less allowance of $682,565                    941,174
  Inventory                                                         830,292
  Prepaid expenses                                                  107,143
                                                                  ---------
              Total current assets                                2,300,360
                                                                  ---------
Property and equipment                                            3,644,566
Less accumulated depreciation                                     1,905,334
                                                                  ---------
              Net property and equipment                          1,739,232
                                                                  ---------
Investment in unconsolidated subsidiary                               6,250
Intangible assets, net of amortization of $464,216                3,619,151
Other assets                                                         19,116
                                                                  ---------
              Total assets                                      $ 7,684,109
                                                                  =========
                       Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                         $ 1,810,927
  Advance deposits received                                         233,728
  Accrued royalty fees                                              450,000
  Notes payable - related party                                     658,000
  Notes payable - other                                           1,520,140
  Current portion of long-term debt - related party                  39,230
  Current portion of long-term debt - other                         669,799
  Current obligations under capital lease                           109,856
                                                                  ---------
              Total current liabilities                           5,491,680

Long-term debt                                                       78,255
Obligations under capital leases                                     71,001
Minority interest equity in consolidated subsidiaries               372,036
Commitments and contingencies                                             -

Stockholders' equity
  Preferred stock                                                 1,675,000
  Common stock                                                       29,917
  Other stockholders' equity                                     (   33,780)
                                                                  ---------
              Total stockholders' equity                          1,671,137
                                                                  ---------
              Total liabilities and stockholders' equity        $ 7,684,109
                                                                  =========
The accompanying notes are an integral part of these consolidated financial statements.

                       MEDCROSS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three Months Ended
                                                                             March 31
                                                                    -------------------------------
                                                                       1996                1995
                                                                    -----------         -----------
Net health care service revenue                                     $   592,180         $   779,604
Equipment sales and service                                                   -             337,889
Network service revenue                                                  17,026                   -
                                                                      ---------           ---------
Net operating revenue                                                   609,206           1,117,493
                                                                      ---------           ---------
Cost of goods sold - equipment sales and service                              -             185,157
Salaries and benefits                                                   252,448             328,931
Repairs and maintenance                                                  68,963              76,946
Network expenses                                                         98,233                   -
Provision for doubtful accounts                                          41,244             327,588
Depreciation and amortization                                           281,703             117,952
Write off purchased research and development                          2,034,103                   -
Other operating expenses                                                506,785             316,788
                                                                      ---------           ---------
Operating loss                                                       (2,674,273)         (  235,869)

Interest expense                                                     (   47,639)         (   39,128)
Other income                                                             15,527               3,816
                                                                      ---------           ---------
Loss before minority interest in net income of
  consolidated subsidiaries and income tax provision                 (2,706,385)         (  271,181)

Minority interest in net income of consolidated subsidiary                1,943              12,779
                                                                      ---------           ---------
Loss before income tax provision                                     (2,708,328)         (  283,960)

Income tax provision                                                          -                   -
                                                                      ---------           ---------
Net loss                                                            $(2,708,328)        $(  283,960)
                                                                      =========           =========
Loss per common share after preferred dividends                     $(      .77)        $(      .18)
                                                                      =========           =========
Weighted average common and equivalent shares outstanding             3,570,784           1,749,163
                                                                      =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                                     MEDCROSS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                    -------------------------------
                                                                        1996               1995
                                                                    ------------        -----------
Cash provided (used) by operating activities                        $(  612,824)        $    50,068
                                                                      ---------           ---------
Cash flows from investing activities
  Purchase of property and equipment                                 (    6,827)         (   15,000)
  Proceeds from sale of property and equipment                               80                   -
                                                                      ---------           ---------
              Net cash used by investing activities                  (    6,747)         (   15,000)
                                                                      ---------           ---------
Cash flows from financing activities
  Proceeds (reduction) of note payable - related party               (   73,333)            218,000
  Proceeds (reduction) of note payable - other                          965,565          (  101,000)
  Release of Certificate of Deposit held as collateral                   60,000                   -
  Reductions of long-term debt                                       (   42,075)         (   97,286)
  Reduction of capital lease obligations                             (   73,289)         (   59,400)
  Minority interest distributions                                             -          (   36,500)
  Issuance of common stock                                                  643                   -
  Additional paid-in capital                                            123,653                   -
                                                                      ---------           ---------
              Net cash provided (used) by financing activities          961,164          (   76,186)
                                                                      ---------           ---------
Effect of foreign currency translation on cash flows                          1                  12
                                                                      ---------           ---------
Increase (decrease) in cash and cash equivalents                        341,594          (   41,106)

Cash and cash equivalents at beginning of period                         80,157             361,157
                                                                      ---------           ---------
Cash and cash equivalents at end of period                          $   421,751         $   320,051
                                                                      =========           =========

Supplemental cash flow information

In February 1995, the holder of Class B Preferred Stock converted 9,350 shares into 227,714 shares of common stock of the Company.

In February 1996, the Company acquired all of the issued and outstanding stock of I-Link Worldwide, Inc. in exchange for the issuance of an aggregate of 4,000,000 shares of common stock of the Company, of which 2,600,000 shares are held in escrow.

In February 1996, a holder of Class A Preferred Stock converted 40,000 shares into 978,891 shares of common stock of the Company.


The accompanying notes are an integral part of these  consolidated financial statements.

                         MEDCROSS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Financial Statements

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 1996 and March 31, 1995,
(b) the financial position at March 31, 1996, and (c) cash flows for the three-month periods ended March 31, 1996 and March 31, 1995, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of those to be expected for the entire year.


Note 2 - Acquisition of subsidiary

In February 1996, the Company closed its acquisition of all of the issued and outstanding common stock of I-Link Worldwide Inc., a Utah corporation ("I-Link") from ILINK, Ltd., a Utah limited partnership in exchange for the issuance of an aggregate of 4,000,000 shares of common stock of the Company. The purchase price was determined through arms length negotiation. The acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired enterprise are included in the consolidated financial statements beginning February 13, 1996. Pursuant to the terms of the stock purchase agreement, 2,600,000 shares of the common stock issued pursuant to the acquisition of I-Link were placed in escrow to be released as follows:

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

I-Link provides network and related services, including Internet services, to individuals and businesses in the United States. I-Link is the owner of a proprietary technology (patent pending) which enables the transmission of information via facsimile over the Internet.

The following presents the proforma financial information of the Company and I-Link, as applicable for the three months ended March 31, 1996 assuming such transaction had occurred on January 1, 1996 and for the three months ended March 31, 1995 assuming such transaction had occurred on January 1, 1995:

      Three Months Ended                                                        Net Loss Per Common
          March 31, 1996                Revenue             Net Loss            and Equivalent Share
      ----------------------           ----------         ------------          --------------------
      Company                          $  609,206         $(2,708,328)                $( .77)
      I-Link<F1>                           48,585          (  139,683)                  ====
                                         --------           ---------
      Combined                            657,791          (2,848,011)
      Proforma adjustment                       -          (  190,378)
                                         --------           ---------
      Proforma combined               $   657,791         $(3,038,389)                $( .86)
                                          =======           =========                   ====
      Three Months Ended                                                        Net Loss Per Common
          March 31, 1995                Revenue             Net Loss            and Equivalent Share
      ---------------------           -----------         ------------          --------------------
      Company                         $ 1,117,493         $(  283,960)                $( .18)
      I-Link                               30,697          (  216,078)                  ====
                                        ---------           ---------
      Combined                          1,148,190          (  500,038)
      Proforma adjustment                       -          (2,415,458)
                                        ---------           ---------
      Proforma combined               $ 1,148,190         $(2,915,496)                $(1.68)
                                        =========           =========                   ====

<F1>  (1) For the period January 1, 1996 through February 12, 1996.

Note 3 - Intangible Assets

Intangible assets of $4,969,314 were recorded by the Company as a result of the acquisition of the common stock of I-Link. The intangible assets recorded by the Company were as follows:

      Acquisition costs                                     $  116,279
      Subscriber list                                          323,100
      FaxLink patent                                           456,764
      VoiceLink patent                                         456.987
      FaxLink research and development                       1,356,068
      VoiceLink research and development                       678,035
      Goodwill                                               1,582,081

The acquisition costs and the subscriber list are amortized over 12 months, the patents will be amortized over a period to be determined at the time the patents are approved, the research and development has been amortized immediately and the goodwill is amortized over 24 months.


Note 4 - Notes Payable

Simultaneous with the closing of its acquisition of I-Link, the Company completed a private placement of $1,000,000 in aggregate principal amount of convertible promissory notes (the "10% Notes"). The 10% Notes are payable upon the earlier of August 31, 1996 (subject to extension) or the Company's receipt of proceeds of at least $4,000,000 from subsequent debt or equity offerings. The 10% Notes bear interest payable semi-annually at the rate of 10% until August 31, 1996 (13% after such date if the term of the 10% Note is extended). Up to $1,250 of each $50,000 in principal amount of note is convertible at any time at the option of the holder, into a maximum of 350,000 shares of Common Stock at the rate of approximately $.0714 per share, subject to certain anti-dilution adjustments. The 10% Notes may be extended until February 28, 1997 upon payment by the Company of 2.5% of the then outstanding principal balance of the 10% Note. The proceeds of such offering were used to pay outstanding accounts payable and other debts of I-Link.

In addition, the Company assumed notes payable to limited partners of ILINK, Ltd. in the amount of $643,333 and to other parties in the amount of $104,575.

Note 5 - Long Term Debt

As part of the common stock acquisition of I-Link, the Company assumed the obligations under capital leases in the amount of $99,001. The leases vary in rates and have terms from 36 to 41 months expiring February 1998. Monthly payments total approximately $2,000.


Note 6 - Commitments and Contingencies

The portion of the I-Link common stock purchase price placed in escrow will be released upon the satisfaction of the contingencies described in Note 2 above. The fair market value of the Common Stock at the time of its release from escrow will be charged to goodwill and amortized over the remaining life of the goodwill.


Note 7 - Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options and convertible preferred stock. Fully diluted earnings per share are not presented because it approximates earnings per common share.


Note 8 - Geographic Segment Information

The Company's operations consist of providing network services and diagnostic and clinical outpatient health care services domestically and the sale and service of used medical equipment in the People's Republic of China (PRC). The corporate office provides management and operational services for network services and domestic outpatient health care services. The eliminations represent charges for these services to entities included in the consolidation. Financial information for the different geographic segments is as follows:

                              Domestic
                        -------------------------
Three Months Ended                        Network                  Corporate/
   March 31, 1996       Health Care      Services       China      Management   Eliminations  Consolidated
----------------------- ------------  ------------  ------------  ------------  ------------  ------------
Revenue                 $   530,890   $    17,026   $         -   $    83,914   $(   22,624)  $   609,206
                          =========     =========     =========     =========     =========     =========
Operating Profit (Loss) $    66,962   $(2,623,570)  $(    1,772)  $(   93,269)  $(   22,624)  $(2,674,273)
                          =========     =========     =========     =========     =========     =========
Identifiable Assets     $ 2,821,013   $ 3,668,368   $ 1,013,881   $   266,668   $(   85,821)  $ 7,684,109
                          =========     =========     =========     =========     =========     =========
                               Domestic
                        -------------------------
Three Months Ended                        Network                  Corporate/
   March 31, 1995       Health Care      Services      China       Management   Eliminations  Consolidated
----------------------- ------------  ------------  ------------  ------------  ------------  ------------
Revenue                 $   696,818   $         -   $   337,889   $   133,412   $(   50,626)  $ 1,117,493
                          =========     =========     =========     =========     =========     =========
Operating Profit (Loss) $   146,185   $         -   $(  210,987)  $(  120,441)  $(   50,626)  $(  235,869)
                          =========     =========     =========     =========     =========     =========
Identifiable Assets     $ 3,533,507   $         -   $ 1,044,902   $   255,319   $(   46,978)  $ 4,786,750
                          =========     =========     =========     =========     =========     =========

Item 2 - Management's Discussion and Analysis

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

Results of  Operations

The following Table represents the net operating revenue and operating profit
(loss) of the Company for each category of service offered. The net operating revenue and operating profit (loss) shown are net of intercompany transactions that were eliminated in consolidation.

                                                                                  Three Months
                                                                                 Ended March 31
                                                                        -----------------------------
                                                                            1996             1995
                                                                        ------------     ------------
        NET OPERATING REVENUE
          Diagnostic Imaging                                            $   530,890      $   696,818
          Sales and Services of Medical Equipment                                 -          337,889
          Network Services                                                   17,026                -
          Management and Other                                               61,290           82,786
                                                                          ---------        ---------
                                                                        $   609,206      $ 1,117,493
        OPERATING PROFIT (LOSS)                                           =========        =========
          Diagnostic Imaging                                            $    66,962      $   146,185
          Sales and Services of Medical Equipment                       (     1,772)      (  210,987)
          Network Services                                               (2,623,570)               -
          Management and Other                                           (  115,893)      (  171,067)
                                                                          ---------        ---------
                                                                        $(2,674,273)     $(  235,869)
                                                                          =========        =========

Diagnostic Imaging

Net operating revenue from diagnostic imaging services decreased by 23.8% in the first quarter of 1996 as compared to the first quarter of 1995. Medcross Imaging, Ltd. accounted for $152,981 of the decrease. This decrease in revenue is mainly due to the decrease in the average revenue per patient. The decrease in average revenue per patient was caused by a decrease in the per procedure charge to the hospital clients pursuant to service contracts placed into effect on October 1, 1995. These contracts extended the service period to the hospital from February 29, 1996 to February 28, 1997. While the charge per procedure is reduced, each hospital must meet specific monthly minimum quotas. The decrease in the diagnostic imaging revenue of Medcross Imaging, Ltd. was offset by an increase in the MRI revenue of Tampa MRI of $13,801 in the first quarter of 1996 as compared to the first quarter of 1995. The increase is due to an increase in the number of procedures performed of 39% offset by a decrease in the average revenue per procedure of 23% for the first quarter of 1996 as compared to the corresponding period of 1995. Tampa MRI has obtained and will continue its efforts to obtain managed care contracts. The participation in the managed care environment has caused a decrease in the charges per procedure, however, these decreases have been significantly offset by increases in the number of procedures performed. The revenue of the ultrasound operations decreased 25% in the first quarter of 1996 as compared to the first quarter of 1995. This decrease is mainly due to the decrease in the number of procedures performed of 17% in the first quarter of 1996 as compared to the corresponding period of 1995.

The operating profit from diagnostic imaging services decreased by $79,223 in the first quarter of 1996 as compared to the same period of 1995. This decrease is mainly due to a decrease in the operating profit of Medcross Imaging, Ltd. of $102,874 and the ultrasound operations of $18,670, offset by an increase in the operating profit from MRI operations of Tampa MRI of $42,321. The net decrease in operating profit from diagnostic imaging services was due to a decrease in operating revenue, as described above, offset by a decrease in total operating expenses of $86,705 in the first quarter of 1996 as compared to the same period of 1995.

During the past several years, there has been increasing pressure from federal and state regulatory and legislative bodies to prevent physicians from referring patients to diagnostic imaging facilities in which they have an ownership interest. Legislation passed in the State of Florida, where all of the Company's diagnostic imaging services operate, placed a fee cap on diagnostic imaging services. An injunction has been obtained preventing the State of Florida from enforcing the fee cap. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Sales and Service of Medical Equipment

The Company sells and services used and refurbished computerized tomography (CT) scanners in the People's Republic of China through a joint venture company, Shenyang Medcross Huamei Medical Equipment Company, Ltd. (SMHME), of which it owns 51%. In the first quarter 1995, the Company's Beijing office, which was closed on May 31, 1995, completed the installation of two CT scanners. The responsibilities for the parts depot and the inventory of the Company's
Beijing office were transferred to SMHME. The Company has elected to fully reserve for all amounts due from the sale of the CT scanners sold by its Beijing office. This resulted in an expense of $281,438 in the first quarter of 1995 and an allowance for doubtful accounts of $315,753 as of March 31, 1996. The Company has decided to sell its Beijing operation, and has held discussions regarding the sale of these operations. No assurance can be given regarding the outcome of such negotiations.

Management and Other

Net operating revenue from management and other activities decreased by $21,496 in the first quarter of 1996 as compared to the same period in 1995. The decrease was primarily related to the management contracts with Bay Area Renal Stone Center ("BARSC"). The BARSC contract accounted for $11,775 in management fees in the first quarter of 1995 and no management fees in the first quarter of 1996. The net operating loss from management and other activities decreased $55,174 in the first quarter of 1996 to $115,893. This decrease in net operating loss was due to the decreased corporate overhead expenses of $76,670, offset by the decrease in net operating revenue. Salaries and benefits decreased $89,260 in the first quarter of 1996 as compared to the same period of 1995, which was offset by an increase in professional fees.

Network and Related Services

The operating revenue of network and related services from I-Link, was $17,026 in the first quarter of 1996. The net operating loss from network and related services was $2,623,570. This was mainly due to the write-off of research and development costs purchased of $2,034,103 and the additional amortization of intangibles of $139,268. These were recorded pursuant to the purchase of the common stock of I-Link. Excluding the research and development costs written-off and the additional amortization, the operating loss of network and related services was $450,199.

Consolidated Operating Results

Net operating revenue of the Company decreased $508,287 in the first quarter of 1996 as compared to the same quarter of 1995. This decrease was mainly due to the sale of CT scanners in China during the first quarter of 1995 and not in 1996 and the decrease in the net operating revenue of diagnostic imaging services in the first quarter of 1996 as compared to the first quarter of 1995. Salaries and benefits decreased by $126,611 in the first quarter of 1996 as compared to the same period of 1995. This decrease was offset by the inclusion of salaries and benefits of $50,128 from network and related services during the first quarter of 1996. The decrease in repairs and maintenance was mainly due to diagnostic imaging. Depreciation and amortization increased $163,751 due to the inclusion of I-Link, offset by a decrease in diagnostic imaging. The provision for doubtful accounts decreased $286,344 in 1996 as compared to 1995, due to the reserve for the receivable from the Beijing operations, which did not occur in 1996. Other operating expenses increased a total of $189,997 in the first quarter of 1996 compared to the first quarter of 1995. This is due to the inclusion of I-Link and an increase in management and other activities, offset by a decrease from diagnostic imaging and foreign operations. Total operating expenses increased $1,930,117. This increase in the first quarter of 1996 as compared to the first quarter of 1995 was caused by the inclusion of expenses of $2,640,596 for I-Link, offset by decreases in diagnostic imaging of $86,705, foreign operations of $547,104, and management and other activities of $76,670.

Liquidity and Capital Resources

Working capital used by operations during the first quarter of 1996 was $349,415, compared to working capital provided by operations of $222,402 in the first quarter of 1995. The working capital position of the Company was a deficit of $3,191,320 at March 31, 1996 and $315,573 at December 31, 1995,
which includes $669,799 of the current portion of long term debt which is payable in common stock of the Company, and $1,000,000 in promissory notes issued concurrent with the I-Link acquisition. Cash flow used by operating activities was $612,824 in the first quarter of 1996 compared to cash flow provided by operating activities of $50,068 for the same period in 1995. Cash flow used by operating activities includes $600,556 attributable to the inclusion of I-Link in the first quarter of 1996.

Investing activities expenditures during the first quarter of 1996 related to the purchase of additional computer equipment for I-Link.

During the first quarter of 1996, the Company reduced its long term debt and capital lease obligations by $115,364, notes payable to related parties by $73,333, notes payable to others by $24,435 and the outstanding balance of its line of credit by $60,000. These reductions include indebtedness of I-Link.
The inclusion of I-Link in the first quarter of 1996 increased capital lease obligations by $99,001, notes payable to related parties by $693,333, and notes payable to others of $104,575. As of March 31, 1996, the balance outstanding under the line of credit was $340,000. The Company was in violation of loan covenants regarding cash balances, consolidated equity ratios, debt to equity ratios, cash flow coverage ratios and past days sales in accounts receivable under the line of credit at March 31, 1996. The bank has waived those covenant violations through June 30, 1996. Concurrent with the Company's acquisition of the securities of I-Link in February 1996, the Company issued an aggregate of $1 million in 10% Notes and received net proceeds of $845,000. The proceeds of such offering were used to pay operating expenses and certain other indebtedness of I-Link. During the first quarter of 1995, the Company received advances totaling $218,000 from Mortgage Network International, payable on demand. The Company's Vice Chairman/President has management control over Mortgage Network International. The advances were subsequently formalized by the Company issuing a Promissory Note bearing interest at 1% over prime rate of Southwest Bank of Texas, N.A. with a maturity of October 1, 1995. Subsequent to October 1, 1995, the Company and Mortgage Network International modified the note such that: (i) a principal payment in the amount of $88,000 is due and payable on December 31, 1996; (ii) interest thereon is payable monthly at a rate of 10.5%; and (iii) the remaining principal amount of $130,000 with interest thereon at the rate of 10.5% will be paid in 36 equal monthly payments of $4,225.32 beginning December 10, 1995.

The Company will require additional financing in order to successfully integrate the business of I-Link, to fund the cash flow operating deficit of I-Link, to expand its business and to discharge outstanding indebtedness, including the 10% Notes, the Mortgage Network International advances, and the outstanding balance of the Company's line of credit with First Union National Bank.
Although the Company is presently negotiating for alternative financing to repay First Union National Bank and Mortgage Network International, there can be no assurance such negotiations will be successful. Additional funding through one or more debt or equity offerings in the capital markets will be necessary to continue to implement the growth of the Company's business and expand its operations, including those of I-Link. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. Therefore, there can be no assurance that such financing will be available or that the Company will not be required to issue significant debt or equity securities in order to obtain such financing.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A Complaint was filed on April 12, 1996, by JW Charles Financial Services, Inc. ("JWC") against the Company in Palm Beach County Florida Circuit Court, JW Charles Financial Services, Inc. v. Medcross, Inc., Case No: CL96-3218. JWC was issued a Common Stock Purchase Warrant ("Warrant") on or about November 3, 1994 by the Company. The alleged terms of the Warrant granted JWC the right to purchase from the Company

250,000 shares of the Company's Common Stock subject to adjustment. On or about February 12, 1996, JWC made written demand to the Company to invoke its rights to have the common shares underlying the Warrant registered pursuant to the terms of the Warrant. The Complaint alleges that the Company breached the terms of the Warrant by failing to prepare and file with the Securities and Exchange Commission ("SEC"), a registration statement covering the common stock underlying JWC's Warrant. JWC alleges a breach of contract; and requests specific performance, i.e., registering the shares with the SEC, against the Company. JWC also demands damages in the amount of $2,728,478.00 plus interest, reasonable attorneys fees, and forum costs. The Company believes that it has a meritorious defenses to the Complaint.

On May 6, 1996, the Company filed an Answer, Affirmative Defenses and Counter-claim to the Complaint filed by JWC. The Company's counterclaim seeks damages, cancellation of warrants, and interest and costs.

Item 5.  Other Information

The Company entered into a consulting agreement with Windy City, Inc. for the period beginning January 1, 1996 and ending December 31, 1998. Mr. Joel Kanter, a director of the Company, is the President and a Director of Windy City, Inc. Pursuant to such agreement, Windy City, Inc. was engaged to provide such consulting services as requested by the Company in exchange for compensation at the rate of $6,250 per calendar quarter.

On April 29, 1996, the Company was notified that I-Link was in breach of its contractual obligation to make payments to Spyglass. Spyglass provides software licenses to I-Link. I-Link was obligated to pay Spyglass Initial and Quarterly Minimum License Fees in the amount of $45,000 and $63,750, respectively no later than 30 days subsequent to the end of each calendar quarter that the payments were due. Total indebtedness claimed by Spyglass is $273,606, including late payment fees. The Company was notified by Spyglass that it claims the right to terminate the agreement in its entirety in the event the breach of the agreement is not cured within 30 days. Management of I-Link is discussing the matter with Spyglass but there can be no assurance that a satisfactory resolution will be obtained.

Item 6(a) - Exhibits                                                      Page

     3(a)      Amendment to the Amended and Restated Articles of
               Incorporation dated April 29, 1996.                         13
     3(b)      Composite copy of the Amended and Restated Articles of
               Incorporation incorporating all amendments through the
               date of the filing of this Form 10-QSB.                     21
     10(a)     Consulting Agreement, effective January 1, 1996, by and
               between Windy City, Inc. and Medcross, Inc.                 42
     11        Statement regarding computation of earnings per common
               share.                                                      45
     27        Financial Data Schedule.                                    46

Item 6(b) - Reports on Form 8-K

An amendment to the report on Form 8-K dated February 23, 1996 was filed by the Company regarding the acquisition of the securities of I-Link Worldwide Inc., the completion of a private placement of $1,000,000 in aggregate principal amount of convertible promissory notes, and the conversion of Class A Preferred Stock into Common Stock. The amendment included financial statements of the business acquired and proforma financial statements.

A report on Form 8-K was filed by the Company regarding the complaint filed by JW Charles Financial Services, Inc., the appointment of Clay Wilkes as a director of the Company and appending an updated Statement of Risk Factors.

                                    SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                    MEDCROSS, INC.
                                                    (Registrant)




Date: May 20, 1996                   By:  /s/ HENRY TOH
                                        Henry Toh
                                        President, Chief Executive Office
                                        and Acting Chief Financial Officer