Form 10QSB/A
period 1995-03-31
MEDCROSS INC
filed 1996-06-21
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                     FORM 10-QSB/A#1

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

                                                        (unaudited)
                                                          Assets
                                                                                                        March 31
                                                                                                         1995
                                                                                                      -----------
Current assets
  Cash and cash equivalents                                                                           $   320,051
  Accounts receivable less allowance of $852,347                                                          925,804
  Inventory                                                                                               839,907
  Prepaid expenses                                                                                        105,024
                                                                                                        ---------
                 Total current assets                                                                   2,190,786
                                                                                                        ---------
Property and equipment                                                                                  3,393,896
Less accumulated depreciation                                                                           1,491,504
                                                                                                        ---------
                 Net property and equipment                                                             1,902,392
                                                                                                        ---------
Investment in unconsolidated subsidiary                                                                     7,500
Intangible assets, net of amortization of $182,030                                                        612,380
Other assets                                                                                               73,692
                                                                                                        ---------
                 Total assets                                                                         $ 4,786,750
                                                                                                        =========
                                           Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                                               $   517,283
  Advance deposits received                                                                               153,541
  Reserve for warranty liability                                                                          137,267
  Note payable - related party                                                                            218,000
  Note payable - other                                                                                    450,000
  Current portion of long-term debt                                                                       303,505
  Current obligations under capital lease                                                                 252,473
                                                                                                        ---------
                 Total current liabilities                                                              2,032,069
                                                                                                        ---------
Long-term debt                                                                                            600,380
Obligations under capital leases                                                                           89,723
Minority interest equity in consolidated subsidiaries                                                     412,296
Commitments and contingencies                                                                                   -

Stockholders' equity
  Preferred stock                                                                                       2,075,000
  Common stock                                                                                             12,244
  Other stockholders' equity                                                                           (  434,962)
                                                                                                        ---------
                 Total stockholders' equity                                                             1,652,282
                                                                                                        ---------
                 Total liabilities and stockholders' equity                                           $ 4,786,750
                                                                                                        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                              MEDCROSS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                  ------------------------------------
                                                                                     1995                    1994
                                                                                  ------------            -----------
Net operating revenue                                                             $ 1,117,493             $   932,370
                                                                                    ---------               ---------
Cost of goods sold - equipment sales and service                                      185,157                       -
Salaries and benefits                                                                 328,931                 293,003
Repairs and maintenance                                                                76,946                  80,037
Provision for doubtful accounts                                                       327,588                  36,090
Depreciation and amortization                                                         117,952                 120,677
Other operating expenses                                                              316,788                 326,778
                                                                                    ---------               ---------
Operating profit (loss)                                                            (  235,869)                 75,785

Interest expense                                                                   (   39,128)             (   42,454)
Other income                                                                            3,816                   8,407
Equity in net income of unconsolidated subsidiary                                           -                   5,359
                                                                                    ---------               ---------
Income (loss) before minority interest in net income (loss)
  of consolidated subsidiaries and income tax provision                            (  271,181)                 47,097
                                                                                    ---------               ---------
Minority interest in net income (loss) of consolidated subsidiaries                    12,779                  23,154
                                                                                    ---------               ---------
Income (loss) before income tax provision                                          (  283,960)                 23,943

Income tax provision                                                                        -                   2,487
                                                                                    ---------               ---------
Net income (loss)                                                                 $(  283,960)            $    21,456
                                                                                    =========               =========

Loss per common and equivalent share after preferred dividends                    $(      .18)            $         -
                                                                                    =========               =========

Weighted average common and equivalent shares outstanding                           1,749,163               1,520,313
                                                                                    =========               =========




The accompanying notes are an integral part of these consolidated financial statements.

                                              MEDCROSS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (unaudited)

                                                                                         Three Months Ended
                                                                                             March 31
                                                                                 ----------------------------------
                                                                                     1995                  1994
                                                                                 ------------          ------------
Cash provided by operating activities                                            $    50,068           $    64,359
                                                                                   ---------             ---------
Cash flows from investing activities
  Purchase of property and equipment                                              (   15,000)           (    6,633)
  Investment in unconsolidated subsidiary                                                  -            (    3,750)
                                                                                   ---------             ---------
                 Net cash used by investing activities                            (   15,000)           (   10,383)
                                                                                   ---------             ---------
Cash flows from financing activities
  Proceeds of note payable - related party                                           218,000                     -
  Proceeds (reduction) of note payable - other                                    (  101,000)              218,000
  Reductions of long-term debt                                                    (   97,286)           (   97,286)
  Reduction of capital lease obligations                                          (   59,400)           (   53,932)
  Minority interest contributions                                                          -               260,417
  Minority interest distributions                                                 (   36,500)           (    9,625)
                                                                                   ---------             ---------
                 Net cash provided (used) by financing activities                 (   76,186)              317,574
                                                                                   ---------             ---------
Effect of foreign currency translation on cash flows                                      12            (   87,522)
                                                                                   ---------             ---------
Increase (decrease) in cash and cash equivalents                                  (   41,106)              284,028

Cash and cash equivalents at beginning of period                                     361,157             1,176,757
                                                                                   ---------             ---------
Cash and cash equivalents at end of period                                       $   320,051           $ 1,460,785
                                                                                   =========             =========
Supplemental cash flow information

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

Three Months Ended                                                  Corporate/
  March 31, 1995                 Domestic           China           Management        Eliminations        Consolidated
- ----------------------------   ------------      ------------      ------------       ------------        ------------
Revenue                        $   696,818       $   337,889       $   133,412        $(   50,626)        $ 1,117,493
                                 =========         =========         =========          =========           =========
Operating Profit               $   146,185       $(  210,987)      $(  120,441)       $(   50,626)        $(  235,869)
                                 =========         =========         =========          =========           =========
Identifiable Assets            $ 3,500,413       $ 1,031,660       $   288,414        $(   33,737)        $ 4,786,750
                                 =========         =========         =========          =========           =========


Three Months Ended                                                  Corporate/
  March 31, 1994                 Domestic           China           Management         Eliminations        Consolidated
- ----------------------------   ------------      ------------      ------------       ------------        ------------
Revenue                        $   782,561       $         -       $   178,382        $(    28,573)       $   932,370
                                 =========         =========         =========          =========           =========
Operating Profit               $   263,364       $(   41,530)      $(  117,476)       $(    28,573)       $    75,785
                                 =========         =========         =========          =========           =========
Identifiable Assets            $ 3,993,181       $   597,864       $ 1,357,051        $(    16,960)       $ 5,931,136
                                 =========         =========         =========          =========           =========


PART II - OTHER INFORMATION

Item 6(a) - Exhibits

  11  Statement regarding computation of earnings per common share.   PAGE  10.

Item 6(b) - Reports on Form 8-K

     None.

                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                   MEDCROSS, INC.
                                                   (Registrant)




Date: June 20, 1996                             By:  /s/ HENRY TOH
                                                     Henry Toh
                                                     President/CEO/Acting CFO
