Form 10QSB/A
period 1995-06-30
MEDCROSS INC
filed 1996-06-21
CIK 849145

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

                                                 (unaudited)

                                                   Assets
                                                                                           June 30
                                                                                             1995
                                                                                         ------------
Current assets
  Cash and cash equivalents                                                              $   270,084
  Accounts receivable less allowance of $773,958                                             913,727
  Inventory                                                                                  799,849
  Prepaid expenses                                                                            63,764
                                                                                           ---------
               Total current assets                                                        2,047,424
                                                                                           ---------
Property and equipment                                                                     3,386,165
Less accumulated depreciation                                                              1,584,319
                                                                                           ---------
               Net property and equipment                                                  1,801,846
                                                                                           ---------
Investment in unconsolidated subsidiary                                                        7,500
Intangible assets, net of amortization of $203,386                                           583,176
Other assets                                                                                  67,901
                                                                                           ---------
               Total assets                                                              $ 4,507,847
                                                                                           =========
                                    Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                                  $   522,853
  Advance deposits received                                                                  192,093
  Reserve for warranty liability                                                              87,119
  Note payable - related party                                                               218,000
  Note payable - other                                                                       450,000
  Current portion of long-term debt                                                          206,220
  Current obligations under capital lease                                                    258,643
                                                                                           ---------
               Total current liabilities                                                   1,934,928
                                                                                           ---------
Long-term debt                                                                               600,380
Obligations under capital leases                                                              22,702
Minority equity interest in consolidated subsidiaries                                        393,260
Commitments and contingencies                                                                      -

Stockholders' equity
  Preferred stock                                                                          2,075,000
  Common stock                                                                                12,244
  Other stockholders' deficit                                                             (  530,667)
                                                                                           ---------
               Total stockholders' equity                                                  1,556,577
                                                                                           ---------
               Total liabilities and stockholders' equity                                $ 4,507,847
                                                                                           =========

The accompanying notes are an integral part of these consolidated financial statements.

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (unaudited)

                                                       Three Months Ended               Six Months Ended
                                                          June 30                        June 30
                                                  --------------------------     --------------------------
                                                     1995          1994             1995           1994
                                                  ------------  ------------     ------------  ------------
Net operating revenue                             $   758,359   $   895,910      $ 1,875,852   $ 1,828,280
                                                    ---------     ---------        ---------     ---------
Cost of goods sold - equipment sales and service       54,641             -          239,798             -
Salaries and benefits                                 311,487       316,049          640,418       609,052
Repairs and maintenance                                77,542        82,094          154,488       162,131
Provision for doubtful accounts                    (    3,943)       20,282          323,645        56,372
Depreciation and amortization                         116,741       125,290          234,693       245,967
Other operating expenses                              297,748       276,668          614,536       603,446
                                                    ---------     ---------        ---------     ---------
Operating profit (loss)                            (   95,857)       75,527       (  331,726)      151,312

Interest expense                                       41,692        43,724           80,820        86,178
Other income                                       (   19,583)   (    9,110)      (   23,399)   (   17,517)
Equity in net income of unconsolidated subsidiary           -        18,664                -        13,305
                                                    ---------     ---------        ---------     ---------
Income (loss) before minority interest in net income
  (loss) of consolidated subsidiaries and income
  tax provision                                    (  117,966)       22,249       (  389,147)       69,346

Minority interest in net income (loss) of consolidated
  subsidiaries                                     (   20,623)       15,363       (    7,844)       38,517
                                                    ---------     ---------        ---------     ---------
Income (loss) before income tax provision          (   97,343)        6,886       (  381,303)       30,829

Income tax provision                                        -         2,699                -         5,186
                                                    ---------     ---------        ---------     ---------

Net income (loss)                                 $(   97,343)  $     4,187      $(  381,303)  $    25,643
                                                    =========     =========        =========     =========

Loss per common and equivalent share
  after preferred dividends                       $(      .07)  $(      .02)     $(      .25)  $(      .02)
                                                    =========     =========        =========     =========
Weighted average common and equivalent shares
  outstanding                                       1,749,163     1,520,313        1,749,163     1,520,313
                                                    =========     =========        =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (unaudited)

                                                                                     Six Months Ended
                                                                                       June 30
                                                                              --------------------------
                                                                                1995             1994
                                                                              ----------    ------------
Cash provided by operating activities                                         $ 155,982     $    57,006
                                                                                -------       ---------
Cash flows from investing activities
  Purchase of property and equipment                                           ( 15,375)     (   39,506)
  Proceeds from sale of property and equipment                                    4,500              75
  Investment in unconsolidated subsidiary                                             -     (     3,750)
                                                                                -------       ---------
               Net cash used by investing activities                           ( 10,875)     (   43,181)
                                                                                -------       ---------
Cash flows from financing activities
  Proceeds of note payable - related party                                      218,000               -
  Proceeds (reduction) of note payable - other                                 (101,000)        211,000
  Reduction of long-term debt                                                  (194,571)     (  194,571)
  Reduction of capital lease obligations                                       (120,251)     (  109,182)
  Additional paid-in capital                                                          -         260,417
  Minority interest distributions                                              ( 36,500)     (   20,867)
                                                                                -------       ---------
               Net cash provided (used) by
                 financing activities                                          (234,322)        146,797
                                                                                -------       ---------
Effect of foreign currency translation on cash flows                           (  1,858)     (   86,941)
                                                                                -------       ---------
Increase (decrease) in cash and cash equivalents                               ( 91,073)         73,681

Cash and cash equivalents at beginning of period                                361,157       1,176,757
                                                                                -------       ---------

Cash and cash equivalents at end of period                                    $ 270,084     $ 1,250,438
                                                                                =======       =========

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

  Six Months Ended                                         Corporate/
   June 30, 1995            Domestic         China         Management      Eliminations      Consolidated
- ------------------------  -----------     -----------     -----------      ------------      ------------
Revenue                   $ 1,373,862     $   337,889     $   245,315      $(   81,214)      $ 1,875,852
                            =========       =========       =========        =========         =========
Operating Profit (Loss)   $   237,130     $(  242,151)    $(  245,491)     $(   81,214)      $(  331,726)
                            =========       =========       =========        =========         =========
Identifiable Assets       $ 3,340,780     $ 1,089,569     $   220,668      $(  143,170)      $ 4,507,847
                            =========       =========       =========        =========         =========


  Six Months Ended                                         Corporate/
   June 30, 1994            Domestic         China         Management       Eliminations      Consolidated
Revenue                   $ 1,528,991     $         -     $   355,427      $(   56,138)      $ 1,828,280
                            =========       =========       =========        =========         =========
Operating Profit (Loss)   $   516,321     $(   95,776)    $(  213,105)     $(   56,138)      $   151,312
                            =========       =========       =========        =========         =========
Identifiable Assets       $ 3,991,714     $   905,332     $ 1,095,681      $(   10,396)      $ 5,982,331
                            =========       =========       =========        =========         =========

PART II - OTHER INFORMATION

Item 6(a) - Exhibits

 11  Statement regarding computation of earnings per common share.  PAGE 11.

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