Form 10QSB/A
period 1995-09-30
MEDCROSS INC
filed 1996-06-21
CIK 849145

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

                                                 (unaudited)


                                                   Assets
                                                                                         September 30
                                                                                             1995
                                                                                         ------------
Current Assets
  Cash and cash equivalents                                                              $    78,692
  Accounts receivable less allowance of $727,640                                             878,851
  Inventory                                                                                  798,839
  Prepaid expenses                                                                            75,378
                                                                                           ---------
               Total current assets                                                        1,831,760
                                                                                           ---------
Property and equipment                                                                     3,388,737
Less accumulated depreciation                                                              1,677,603
                                                                                           ---------
               Net property and equipment                                                  1,711,134
                                                                                           ---------
Intangible assets, net of amortization of $223,910                                           556,445
Other assets                                                                                  70,945
                                                                                           ---------
               Total assets                                                              $ 4,170,284
                                                                                           =========
                                    Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                                  $   545,258
  Advance deposits received                                                                  191,735
  Reserve for warranty liability                                                              40,144
  Note payable - related party                                                               218,000
  Note payable - other                                                                       400,000
  Current portion of long-term debt                                                          119,434
  Current obligations under capital lease                                                    219,007
                                                                                           ---------
               Total current liabilities                                                   1,733,578
                                                                                           ---------
Long-term debt                                                                               675,000
Minority equity interest in consolidated subsidiaries                                        378,843
Commitments and contingencies                                                                      -

Stockholders' equity
  Preferred stock                                                                          2,075,000
  Common stock                                                                                12,244
  Other stockholders' deficit                                                             (  704,381)
                                                                                           ---------
               Total stockholders' equity                                                  1,382,863
                                                                                           ---------
               Total liabilities and stockholders' equity                                $ 4,170,284
                                                                                           =========


The accompanying notes are an integral part of these consolidated financial statements.

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (unaudited)

                                                       Three Months Ended            Nine Months Ended
                                                       September 30                    September 30
                                                  --------------------------     -------------------------
                                                     1995          1994             1995           1994
                                                  ------------  ------------     -----------   -----------
Net operating revenue                             $   607,014   $ 1,152,859      $ 2,482,866   $ 2,981,139
                                                    ---------     ---------        ---------     ---------
Cost of goods sold - equipment sales
  and service                                      (   46,601)      473,460          193,197       473,460
Salaries and benefits                                 262,787       319,885          903,205       928,937
Repairs and maintenance                                78,673        76,800          233,161       238,931
Provision for doubtful accounts                        18,444        43,135          342,089        99,507
Depreciation and amortization                         113,901       122,722          348,594       368,689
Other operating expenses                              341,950       335,921          956,486       939,367
                                                    ---------     ---------        ---------     ---------
Operating loss                                     (  162,140)   (  219,064)      (  493,866)   (   67,752)

Interest expense                                       44,066        41,880          124,886       128,058
Other income                                       (   16,493)   (    7,023)      (   39,892)   (   24,540)
Gain on sale of interest in unconsolidated
  subsidiary                                       (   20,500)            -       (   20,500)            -
Equity in net income of unconsolidated
  subsidiary                                                -         1,139                -        14,444
                                                    ---------     ---------        ---------     ---------
Loss before minority interest in net income
  (loss) of consolidated subsidiaries and
  income tax provision                             (  169,213)   (  255,060)      (  558,360)   (  185,714)

Minority interest in net income (loss) of
  consolidated subsidiaries                            4,160     (   22,394)     (     3,684)       16,123
                                                    ---------     ---------        ---------     ---------
Loss before income tax provision                   (  173,373)   (  232,666)      (  554,676)   (  201,837)

Income tax provision                                        -    (   73,280)               -    (   68,094)
                                                    ---------     ---------        ---------     ---------

Net loss                                          $(  173,373)  $(  159,386)     $(  554,676)  $(  133,743)
                                                    =========     =========        =========     =========

Loss per common and equivalent share
  after preferred dividends                       $(      .12)  $(      .12)     $(      .37)  $(      .14)
                                                    =========     =========        =========     =========
Weighted average common and equivalent
  shares outstanding                                1,749,841     1,520,683        1,749,389     1,520,436
                                                    =========     =========        =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                                       MEDCROSS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (unaudited)

                                                                                    Nine Months Ended
                                                                                     September 30
                                                                              --------------------------
                                                                                1995             1994
                                                                              ----------    ------------
Cash provided (used) by operating activities                                  $ 156,525     $(  414,598)
                                                                                -------       ---------
Cash flows from investing activities
  Purchase of property and equipment                                           ( 18,321)     (   41,488)
  Proceeds from sale of property and equipment                                    4,900             425
  Proceeds from sale of interest in unconsolidated subsidiary                    28,000               -
  Investment in unconsolidated subsidiary                                             -      (    3,750)
                                                                                -------       ---------
               Net cash provided (used) by investing activities                  14,579      (   44,813)
                                                                                -------       ---------
Cash flows from financing activities
  Proceeds of note payable - related party                                      218,000               -
  Proceeds (reduction) of note payable - other                                 (151,000)        200,000
  Reduction of long-term debt                                                  (280,997)     (  291,858)
  Reduction of capital lease obligations                                       (182,589)     (  165,781)
  Issuance of common stock                                                            -               8
  Additional paid-in capital                                                          -         263,391
  Minority interest distributions                                              ( 54,750)     (   36,267)
                                                                                -------       ---------
               Net cash used by financing activities                           (451,336)     (   30,507)
                                                                                -------       ---------
Effect of foreign currency translation on cash flows                           (  2,233)     (   87,306)
                                                                                -------       ---------
Decrease in cash and cash equivalents                                          (282,465)     (  577,224)

Cash and cash equivalents at beginning of period                                361,157       1,176,757
                                                                                -------       ---------
Cash and cash equivalents at end of period                                    $  78,692     $   599,533
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

Nine Months Ended                                          Corporate/
September 30, 1995          Domestic         China         Management      Eliminations      Consolidated
- -----------------------   ------------    ------------    ------------     ------------      ------------
Revenue                   $ 1,907,911     $   337,889     $   340,036      $(  102,970)      $ 2,482,866
                            =========       =========       =========        =========         =========
Operating Profit (Loss)   $   258,469     $(  197,230)    $(  452,135)     $(  102,970)      $(  493,866)
                            =========       =========       =========        =========         =========
Identifiable Assets       $ 3,106,345     $ 1,043,769     $   167,384      $(  147,214)      $ 4,170,284
                            =========       =========       =========        =========         =========




Nine Months Ended                                          Corporate/
September 30, 1994          Domestic         China         Management      Eliminations      Consolidated
- -----------------------   ------------    ------------    ------------     ------------      ------------
Revenue                   $ 2,118,420   $     443,600     $   499,020      $(   79,901)      $ 2,981,139
                            =========       =========       =========        =========         =========
Operating Profit (Loss)   $   607,388     $(  255,810)    $(  339,429)     $(   79,901)      $(   67,752)
                            =========       =========       =========        =========         =========
Identifiable Assets       $ 3,854,289     $ 1,284,576     $   488,766      $(   74,979)      $ 5,552,652
                            =========       =========       =========        =========         =========

PART II - OTHER INFORMATION

Item 6(a) - Exhibits

    4(a)     Series CS Warrant to purchase common shares of Medcross, Inc. 1/

    10(a) Consulting Agreement by Medcross, Inc., Kalo Acquisitions, L.L.C., and Jason H. Pollak. 2/

    10(b) Consulting Agreement, dated as of August 6, 1995, between the Company and Timothy R. Barnes. 1/

    10(c) Medcross, Inc. 1995 Director's Stock Option and Appreciation Rights Plan. 3/

    10(d) Medcross, Inc. 1995 Employee Stock Option and Appreciation Rights Plan. 3/

  11  Statement regarding computation of earnings per common share.  PAGE 12

- -------------------------------------------
  1/ Incorporated by reference to the Company's registration statement on Form S-8, filed October 27, 1995 (File Number 33-63751).

  2/ Incorporated by reference to the Company's registration statement on Form S-8, filed on October 27, 1995 (File Number 33-63749).

  3/ Incorporated by reference to the Company's Proxy Statement filed on September 25, 1995 (File Number 0-17973).

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