Form 10KSB/A
period 1995-12-31
MEDCROSS INC
filed 1996-06-21
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                  FORM 10-KSB/A#1

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

The Company entered into a consulting agreement with Windy City, Inc. for the period beginning January 1, 1996 and ending December 31, 1998. Mr. Joel Kanter, a director of the Company is the President and a director of Windy City, Inc. Pursuant to such agreement, Windy City, Inc. was engaged to provide such consulting services as requested by the Company in exchange for compensation at the rate of $6,250 prer quarter.

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

As of February 29, 1996, options for the purchase of 8,505 shares of Common Stock at prices of $2.75 per share were outstanding. In connection with adoption of the 1995 Employee Plan (as hereinafter defined), the Board of Directors recently authorized suspension of future grants of options under the ESOP; however, outstanding options granted under the ESOP will continue to be governed by the terms thereof until exercise or expiration of such options.

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

As of February 29, 1996, options for the purchase of 24,564 shares of Common Stock at prices ranging from $.875 to $3.875 per share were outstanding. To date, no options have been exercised. In connection with adoption of the 1995 Director Plan (as hereinafter defined), the Board of Directors recently authorized the termination of future grants of options under the DSOP; however, outstanding options granted under the DSOP will continue to be governed by the terms thereof until exercise or expiration of such options.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Report (see Exhibit Index on page 50):

    2(a)<F6>   Management Agreement Assignment, effective June 1, 1993 between
               Florida Medical Enterprises, Inc. and Waters Edge Scanning
               Associates, Inc.
    2(b)<F6>   Lease Assignment and Asset Purchase Agreement dated as of June 1,
               1993 between Waters Edge Scanning Associates, Ltd. and Medcross,
               Inc.
    2(c)<F10>  Joint Venture Interest Purchase Agreement, effective October 1,
               1994 between Medcross, Inc. and Urology Ultrasound, Inc.
    2(d)<F15>  Stock Purchase Agreement, dated February 13, 1996, by and among
               Medcross, Inc., ILINK, Ltd., and Gnet Enterprises, Inc.
    2(e)<F15>  Escrow Agreement, dated February 21, 1996, by and among Medcross,
               Inc., ILINK, Ltd., and De Martino, Finkelstein, Rosen & Virga.
    3(a)<F16>  Amendment to the Amended and Restated Articles of Incorporation
               dated December 18, 1995.
    3(b)<F16>  Composite copy of the Amended and Restated Articles of
               Incorporation incorporating all amendments through the date of the filing of this Form 10-KSB.
    3(c)<F8>   Bylaws of the Company, as amended.
    3(d)<F16>  Articles of Incorporation of I-Link Worldwide, Inc.
    3(e)<F16>  Bylaws of I-Link Worldwide, Inc.
    4(a)<F1>   Specimen Common Stock Certificate.
    4(b)<F7>   Promissory Note payable to Waters Edge Scanning Associates, Ltd.
               in the amount of $600,000, dated June 1, 1993.

    4(c)<F7>   Promissory Note contingently payable to Waters Edge Scanning
               Associates, Ltd. in the amount of $365,000, dated June 1, 1993.
    4(d)<F7>   Promissory Note contingently payable to Waters Edge Scanning
               Associates, Ltd. in the amount of $365,000, dated June 1, 1993.
    4(e)<F8>   Form of Promissory Note payable to limited partners of Medcross
               Imaging, Ltd. in the aggregate amount of $75,000, dated October
               1, 1993.
    4(f)<F11>  Series CS Warrant to Purchase Common Shares of Medcross, Inc.
    4(g)<F13>  Common Stock Purchase Option to Purchase Common Shares of
               Medcross, Inc.
    4(h)<F15>  Form of 10% Convertible Promissory Note dated February 21, 1996.
    4(i)<F16>  Non-Negotiable 10% Promissory Note payable to Scott Cook in the amount of $100,000, dated October 19, 1995.
    4(j)<F16>  Guaranty by and between Medcross, Inc. and Scott Cook, dated
               October 19, 1995.
    4(k)<F16>  Security Agreement by and between ILINK, Ltd., Scott Cook, and
               Medcross, Inc. dated October 19, 1995.
    4(l)<F16>  Common Stock Purchase Option to Purchase Common Shares of
               Medcross, Inc.
    9(a)<F4>   Shareholder's Agreement dated February 19, 1992 among Four M
               International, Inc., Walnut Capital Corp., Windy City, Inc., and
               Canadian Imperial Bank of Commerce Trust Company (Bahamas)
               Limited.
    9(b)<F10>  First Amendment to Shareholder's Agreement.
    *10(a)<F9> The Company's Director Stock Option Plan.
    *10(b)<F2> The Company's Executive Stock Option Plan.
    10(c)<F2>  MR Service Agreement, dated August 14, 1990, between Medcross
               Imaging, Ltd. and HealthTrust, Inc. with respect to Edward White
               Hospital.
    10(d)<F2>  MR Service Agreement, dated August 14, 1990, between Medcross
               Imaging, Ltd. and HealthTrust, Inc. with respect to South Bay
               Hospital.
    10(e)<F3>  Stock Purchase Agreement, dated February 9, 1992, between
               Medcross, Inc., Four M International Limited, Walnut Capital
               Corp, Windy City, Inc., and Canadian Imperial Bank of Commerce
               Trust Company.
    10(f)<F5>  First Amendment to Stock Purchase Agreement, dated May 21, 1992, between Medcross, Inc., Four M International, Inc., Walnut
               Capital Corp., Windy City, Inc., and Canadian Imperial Bank of
               Commerce Trust Company (Bahamas) Limited, as trustee.
    10(g)<F10> Financial Consulting Agreement and Common Stock Purchase Warrant
               dated as of November 3, 1994 between Medcross, Inc. and JW
               Charles Financial Services, Inc.
    10(h)<F11> Consulting Agreement, dated as of August 6, 1995, between the
               Company and Timothy R. Barnes.
    10(i)<F12> Consulting Agreement, dated September 1, 1995, by and among
               Medcross, Inc., Kalo Acquisitions, LLC, and Jason H. Pollak.
    10(j)<F13> Amendment to and Restatement of the Amended and Restated
               Consulting Agreement, dated March 4, 1996, by and among
               Medcross, Inc., Kalo Acquisitions, LLC, and Jason H. Pollak.
    10(k)<F13> Termination of Amended and Restated Consulting Agreement, dated
               March 5, 1996, by and among Medcross, Inc., Kalo Acquisitions,
               LLC, and Jason H. Pollak.
    10(l)<F14> MR Service Agreement effective October 1, 1995, by and between
               Medcross Imaging, Ltd. and South Bay Hospital.
    10(m)<F14> MR Service Agreement effective October 1, 1995, by and between
               Medcross Imaging, Ltd. and Edward White Hospital.
    *10(n)<F16>Employment Agreement, dated February 4, 1996, between Medcross,
               Inc. and Henry Y.L. Toh.
    *10(o)<F16>Employment Agreement, dated January 1, 1996, between Medcross,
               Inc. and Dorothy L. Michon.
    *10(p)<F16>Employment Agreement, dated January 1, 1996, between Medcross,
               Inc. and Stephanie E. Giallourakis.
    *10(q)<F16>Employment Agreement, dated February 14, 1996, between Medcross,
               Inc. and Clay Wilkes.
    *10(r)<F16>Employment Agreement, dated February 14, 1996, between Medcross,
               Inc. and Alex Radulovic.
    *10(s)<F16>The Company's 1995 Director Stock Option and Appreciation Rights
               Plan.
    *10(t)<F16>The Company's 1995 Employee Stock Option and Appreciation Rights
               Plan.
    *10(u)<F16>Employment Agreement, dated April 8, 1996, between Medcross, Inc.
               and John W. Edwards.
    11         Statement regarding computation of earnings
               per common share.                                      Page 186
    21<F16>    Subsidiaries of the registrant.
    23<F16>    Consent of Coopers & Lybrand L.L.P.
    23(a)      Consent of Coopers & Lybrand L.L.P.                    Page 189
    27         Financial Data Schedule                                Page 190
- --------------

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

<F4>4   Incorporated by reference to the Company's current report on Form 8-K dated March 30, 1992, file number 0-17973.
<F5>5   Incorporated by reference to the Company's current report on Form 8-K dated May 21, 1992, file number 0-17973.
<F6>6   Incorporated by reference to the Company's current report on Form 8-K dated June 30, 1993, file number 0-17973.
<F7>7   Incorporated by reference to the Company's quarterly report on Form
        10-Q for the quarter ended June 30, 1993, file number 0-17973.
<F8>8   Incorporated by reference to the Company's quarterly report on Form
        10-Q for the quarter ended September 30, 1993, file number 0-17973.
<F9>9   Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1993, file number 0-17973.
<F10>10 Incorporated by reference to the Company's annual report on Form
        10-KSB for the year ended December 31, 1994, file number 0-17973.
<F11>11 Incorporated by reference to the Company's registration statement filed on Form S-8, file number 33-63751.
<F12>12 Incorporated by reference to the Company's registration statement on
        Form S-8, file number 33-63749.
<F13>13 Incorporated by reference to the Company's registration statement on
        Form S-8, file number 333-01525.
<F14>14 Incorporated by reference to the Company's current report on Form 8-K, dated October 31, 1995, file number 0-17973.
<F15>15 Incorporated by reference to the Company's current report on Form 8-K, dated February 23, 1996, file number 0-17973.
<F16>16 Previously filed on the Company's annual report on Form 10-KSB for the years ended December 31, 1995, filed on April 15, 1996, file number 0-17973.
<F*>    Indicates a management contract or compensatory plan or
        arrangement required to be filed herewith.

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

Dated:  June 20, 1996          MEDCROSS, INC.
                                 (Registrant)

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

                            MEDCROSS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31
                                                   1995           1994
                                               -----------    -----------
Net health care service revenue                $ 2,785,064    $ 3,268,910
Equipment sales and service                        337,889        504,015
                                                 ---------      ---------
Net operating revenue                            3,122,953      3,772,925
                                                 ---------      ---------
Cost of goods sold - equipment sales and service   154,481        542,195
Salaries and benefits                            1,123,340      1,253,799
Repairs and maintenance                            309,255        321,988
Provision for doubtful accounts                    365,093        365,690
Depreciation and amortization                      465,020        488,963
Other operating expenses                         1,199,519      1,331,898
                                                 ---------      ---------
Operating loss                                  (  493,755)    (  531,581)
                                                 ---------      ---------
Interest expense                                (  160,423)    (  168,183)
Interest income                                     10,717         29,815
Gain (loss) on sale of property and equipment   (      765)           425
Equity in net income (loss) of unconsolidated
  subsidiaries                                      20,500     (   66,249)
Other income                                        59,377          4,630
                                                 ---------      ---------
Loss before minority interest in net income
  (loss) of consolidated subsidiaries and
  income tax benefit                            (  564,349)    (  731,143)

Minority interest in net income (loss) of
  consolidated subsidiaries                         12,440     (   52,385)
                                                 ---------      ---------
Loss before income tax benefit                  (  551,909)    (  783,528)

Income tax benefit                                       -     (   68,094)
                                                 ---------      ---------
Net loss                                       $(  551,909)   $(  715,434)
                                                 =========      =========

Loss per common and equivalent
  share after preferred dividends              $(      .39)   $(      .55)
                                                 =========      =========

Weighted average common and equivalent
  shares outstanding                             1,756,540      1,520,960
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

The following table presents the pro forma financial information of the Company and UUSTB for the year ended December 31, 1994 assuming such transactions had occurred on January 1, 1994:

                                                               Income (loss)
                              Net Operating     Net Income       Per Common
Year Ended December 31, 1994     Revenue          (Loss)           Share
                              -------------     ----------     -------------
  Company                     $ 3,772,925       $(713,421)         $(.55)
  UUSTB                           252,347          20,006            ===
                                ---------         -------
  Combined                      4,025,272        (693,415)
  Pro forma adjustments        (   76,034)       (  3,010)
                                ---------         -------
  Pro forma combined          $ 3,949,238       $(696,425)         $(.53)
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

Note 8 - Long-term debt

Long-term debt at December 31, 1995 was as follows:
Equipment obligation, payable to First Union National Bank,
 due in monthly installments of $28,929, plus accrued
 interest at prime rate plus 3/4% per annum, (prime rate was
 8.5% at December 31, 1995) until a final payment due
 February 10, 1996, collateralized by certificate of deposit
 and certain medical equipment.                                 $  32,648

Unsecured promissory note in amount of $600,000 inclusive of simple interest through September 30, 1995 at rate of 5.33%, payable on September 30, 1996 in 213,333 shares of Medcross common stock.  The holder may demand payment of principal
 and interest any time after September 30, 1995.  After this date, the note bears interest at the rate of 8% per annum
 payable in cash.                                                 594,799

Unsecured promissory notes, payable to 11 individuals,
 interest only paid quarterly, maturing September 30, 1996,
 convertible on demand by holders into 18,750 shares of
 Medcross common stock after September 30, 1995.                   75,000

Unsecured promissory note, payable to Mortgage Network
 International due in 36 equal monthly installments of
 principal and interest totalling $4,225.32.  The interest
 rate is 10.5%                                                    126,912
                                                                  -------
                                                                  829,359
       Less current portion                                       741,677
                                                                  -------
                                                                 $ 87,682
                                                                  =======
The fair value of the long-term debt was approximately $400,000 at December 31,
1995.

Principal repayments on long term obligations are expected to occur as follows:
        Years ending December 31, 1996                            741,677
                                  1997                             43,554
                                  1998                             44,128
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

A Complaint was filed on April 12, 1996, by JW Charles Financial Services, Inc. ("JWC") against the Company in Palm Beach County Florida Circuit Court, JW Charles Financial Services, Inc. v. Medcross, Inc., Case No: CL96-3218. JWC was issued a Common Stock Purchase Warrant ("Warrant") on or about November 3, 1994 by the Company. The Alleged terms of the Warrant granted JWC the right to purchase from the Company 250,000 shares of the Company's Common Stock subject to adjustment. On or about February 12, 1996, JWC made written demand to the Company to invoke its rights to have the common shares underlying the Warrant registered pursuant to the terms of the Warrant. The Complaint alleges that the Company breached the terms of the Warrant by failing to prepare and file with the Securities and Exchange Commission ("SEC"), a registration statement covering the common stock underlying JWC's Warrant. JWC alleges a breach of contract; and requests specific performance, i.e., registering the shares with the SEC, against the Company. JWC also demands damages in the amount of $2,728,478.00 plus interest, reasonable attorneys fees, and forum costs. The Company believes that it has meritorious defenses to the Complaint.

Note 11 - Income taxes

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

                            MEDCROSS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Subsequent Events - continued

                                                               Loss Per Common
                              Net Operating                      Share After
Year Ended December 31, 1995    Revenue           Net Loss   Preferred Dividends
                              -------------     ------------ -------------------
    Company                   $ 3,122,953       $(  551,909)       $(.39)
    I-Link                        229,721        (1,446,219)         ===
                                ---------         ---------
    Combined                    3,352,674        (1,998,128)
    Pro forma adjustments               -        (3,304,633)
                                ---------         ---------
    Pro forma combined        $ 3,352,674       $(5,302,761)       $(1.28)
                                =========         =========          ====
                                                               Loss Per Common
                              Net Operating                      Share After
Year Ended December 31, 1994     Revenue          Net Loss   Preferred Dividends
                              -------------     ------------ -------------------
    Company                   $ 3,772,925       $(  715,434)       $(.55)
    I-Link<F1>                          -        (  165,125)         ===
                                ---------         ---------
    Combined                    3,772,925        (  880,559)
    Pro forma adjustments               -        (2,881,170)
                                ---------         ---------
    Pro forma combined        $ 3,772,925       $(3,761,729)       $(1.33)
                                =========         =========          ====

<F1>1 For the period August 1, 1994 through December 31, 1994.

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