Form 10QSB
period 1996-06-30
MEDCROSS INC
filed 1996-08-19
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                         Outstanding at July 31, 1996
Common Stock, par value $0.007                          11,093,065

Traditional Small Business Disclosure Format (Check One):  Yes        No   X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                            MEDCROSS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEET
                                                      (unaudited)
                                                        Assets
                                                                                                   June 30
                                                                                                     1996
Current assets
  Cash and cash equivalents                                                                       $  383,954
  Accounts receivable less allowance of $681,600                                                     910,124
  Inventory                                                                                          830,098
  Prepaid expenses                                                                                    95,383

                 Total current assets                                                              2,219,559

Property and equipment                                                                             4,304,454
Less accumulated depreciation                                                                      2,045,950

                 Net property and equipment                                                        2,258,504

Investment in unconsolidated subsidiary                                                                6,250
Intangible assets, net of amortization of $881,901                                                 3,243,844
Other assets                                                                                          30,482

                 Total assets                                                                    $ 7,758,639

                                         Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                                          $ 2,483,634
  Advance deposits received                                                                          233,728
  Accrued royalty fees                                                                               450,000
  Note payable - related party                                                                       663,500
  Note payable - other                                                                             1,805,000
  Current portion of long-term debt - related party                                                   39,230
  Current portion of long-term debt - other                                                          488,957
  Current obligations under capital lease                                                            230,918

                 Total current liabilities                                                         6,394,967

Long-term debt - related                                                                              68,579
Obligations under capital leases                                                                     396,762
Minority equity interest  in consolidated subsidiaries                                               333,165
Commitments and contingencies

Stockholders' equity
  Preferred stock                                                                                     75,000
  Common stock                                                                                        59,112
  Other stockholders' equity                                                                         431,054

                 Total stockholders' equity                                                          565,166

                 Total liabilities and stockholders' equity                                      $ 7,758,639

The accompanying notes are an integral part of these consolidated financial statements.

                                            MEDCROSS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                June 30                          June 30
                                                          1996           1995               1996           1995
Health care service revenue                            $   582,490   $    758,359         $1,174,670   $ 1,537,963
Equipment sales and service                                      -              -                  -       337,889
Network service revenue                                     61,290              -             72,364             -

Net operating revenue                                      637,828       758,359           1,247,034     1,875,852

Cost of goods sold - equipment sales and service                 -         54,641                  -       239,798
Salaries and benefits                                      542,635        311,487            795,083       640,418
Repairs and maintenance                                     74,944         77,542            143,907       154,488
Network expenses                                           224,302              -            322,535             -
Provision for doubtful accounts                             49,619     (    3,943)            90,863       323,645
Depreciation and amortization                              515,923        116,741            797,626       234,693
Purchased research and development                               -              -          2,034,103             -
Other operating expenses                                   623,103        297,748          1,129,888       614,536

Operating loss                                          (1,392,698)    (   95,857)        (4,066,971)   (  331,726)

Interest expense                                            75,127         41,692            122,766        80,820
Other (income) expense                                        2,765    (   19,583)      (     12,762)  (    23,399)

Loss before minority interest in net loss
  of consolidated subsidiaries and income
  tax provision                                         (1,470,590)    (  117,966)       (4,176,975)    (  389,147)

Minority interest in net loss of consolidated
  subsidiaries                                        (      2,006)    (   20,623)     (         63)   (     7,844)

Loss before income tax provision                        (1,468,584)    (   97,343)       (4,176,912)    (  381,303)

Income tax provision                                             -              -                 -              -

Net loss                                               $(1,468,584)  $(    97,343)       $(4,176,912)  $(  381,303)

Loss per common and equivalent share after
  preferred dividends                              $(          .17) $(        .07)    $(         .52)$(        .25)

Weighted average common and equivalent shares
  outstanding                                            8,420,712      1,749,163          7,989,391     1,749,163



The accompanying notes are an integral part of these consolidated financial statements.

                                            MEDCROSS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30                         June 30
                                                          1996             1995              1996          1995
Cash provided (used) by operating activities           $(  253,491)    $   105,914       $(  866,315)  $   155,982

Cash flows from investing activities
  Purchase of property and equipment                   (  659,888)    (       375)       (  666,715)   (   15,375)
  Proceeds from sale of property and equipment              3,171           4,500             3,251         4,500

                 Net cash provided (used) by
                   investing activities                (  656,717)          4,125        (  663,464)   (   10,875)

Cash flows from financing activities
  Proceeds (reduction) of notes payable - related party     5,500               -        (  117,833)      218,000
  Proceeds (reduction) of notes payble - other            284,860               -         1,300,425    (  101,000)
  Release of certificate of deposit as collateral                               -                 -        60,000 -
  Reduction of long-term debt - other                           -      (   97,285)                -    (  194,571)
  Proceeds from capital leases                            659,888               -           659,888             -
  Reduction of long-term debt - related                (    9,676)              -        (   51,751)            -
  Reduction of capital lease obligations               (  213,065)     (   60,851)       (  286,354)     (120,251)
  Issuance of common stock                                  1,336               -             1,979             -
  Additional paid-in capital                              180,433               -           304,086             -
  Minority interest distributions                     (    36,865)              -        (   36,865)     ( 36,500)

                 Net cash provided (used) by
                   financing activities                   872,411      (  158,136)        1,833,575      (234,322)

Effect of foreign currency translation
  on cash flows                                                 -     (     1,870)                1     (   1,858)

Increase (decrease) in cash and cash equivalents     (   39,797)     (   49,967)          303,797      ( 91,073)

Cash and cash equivalents at beginning of period         421,751         320,051            80,157       361,157

Cash and cash equivalents at end of period            $   383,954     $   270,084       $   383,954     $ 270,084

The accompanying notes are an integral part of these consolidated financial statements.


Supplemental cash flow information

In February 1995 a holder of Class B Preferred Stock converted 9,350 shares into 227,714 shares of Common Stock.

In February 1996, the Company acquired all of the issued and outstanding shares of I-Link Worldwide, Inc. in exchange for the issuance of 4,000,000 shares of Common Stock of the Company, of which 2,600,000 shares are held in escrow.

In February 1996, a holder of Class A Preferred Stock converted 40,000 shares into 978,891 shares of Common Stock.

In April and June 1996, holders of promissory notes issued by the Company converted 190,822 in the aggregate into a total of 204,372 shares of common stock.

In June, 1996, a holder of Class A Preferred Stock converted 160,000 shares into 3,915,570 shares of Common Stock.

                                            MEDCROSS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Financial Statements

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended June 30, 1996 and June 30, 1995, (b) the financial position at June 30, 1996, and (c) cash flows for the three-month and six-month periods ended June 30, 1996 and June 30, 1995, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 1995. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of those to be expected for the entire year.


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

I-link is in the business of delivering business communications services via the emerging worldwide data communication networks (which includes the Internet). I-Link seeks to provide business communications solutions and enhanced capabilities to existing users of traditional telecommunications services, at substantial cost savings to its customers through utilization of the Internet and other existing data communications networks. I-Link's first business communications product is marketed under the name "Fax4Less[TM]".

The following presents the proforma financial information of the Company and I-Link, as applicable for the six months ended June 30, 1996 assuming such transaction had occurred on January 1, 1996 and for the six months ended
June 30, 1995 assuming such transaction had occurred on January 1, 1995:

        Six Months Ended                                                                  Net Loss Per Common
           June 30, 1996                      Revenue                Net Loss             and Equivalent Share
       Company1/                             $1,247,034            $(4,176,192)                  $( .52)
       I-Link2/                                  48,585             (  139,683)
       Combined                               1,295,619             (4,315,875)
       Proforma adjustment                            -             (  190,378)
       Proforma combined                    $ 1,295,619            $(4,506,253)                  $( .57)
        Six Months Ended                                                                  Net Loss Per Common
           June 30, 1995                      Revenue                Net Loss             and Equivalent Share
       Company                              $ 1,875,852            $(  381,303)                  $( .25)
       I-Link                                                          102,368            (  571,879)
       Combined                               1,978,220             (  952,182)
       Proforma adjustment                            -             (2,796,813)
       Proforma combined                    $ 1,978,220            $(4,748,995)                  $(1.51)

<F1>   1/Includes I-Link operations from February 13, 1996 through June 30, 1996
<F2>   2/For the period January 1, 1996 through February 12, 1996.

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

The acquisition costs and the subscriber list are amortized over 12 months, the patents will be amortized over a period to be determined at the time the patents are approved, the research and development was amortized immediately and the goodwill is amortized over 24 months.


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

In June 1996, the Company issued promissory notes in the amount of $375,000. The proceeds of the promissory notes were used for I-Link working capital purposes.

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

                                     Domestic
  Six Months Ended                              Network                     Corporate/
   June 30, 1996             Health Care       Services        China        Management    Eliminations   Consolidated
Revenue                      $ 1,052,090    $    72,364   $           -    $   167,675    $(   45,095)   $ 1,247,034

Operating Profit (Loss)      $    93,233    $(3,929,400)   $(    18,098)   $(  167,611)   $(   45,095)   $(4,066,971)

Identifiable Assets          $ 2,753,208    $ 3,881,981      $1,011,818    $   261,482    $(  149,850)   $ 7,758,639

                                     Domestic
 Six Months Ended                               Network                     Corporate/
   June 30, 1995             Health Care       Services        China        Management    Eliminations   Consolidated
Revenue                      $ 1,373,862 $            -     $   337,889    $   245,315   $(    81,214)   $ 1,875,852

Operating Profit (Loss)      $   237,130 $            -     $(  242,151)   $(  245,491)  $(    81,214)   $(  331,726)

Identifiable Assets          $ 3,363,018 $            -     $ 1,009,718    $   201,175   $(    66,064)   $ 4,507,847

Item 2 - Management's Discussion and Analysis

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB/A#1 for the fiscal year ended December 31, 1995.

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and develpments, economic conditions, the impact of competition and pricing results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Results of  Operations

The following Table represents the net operating revenue and operating profit
(loss) of the Company for each category of service offered. The net operating revenue and operating profit (loss) shown are net of intercompany transactions that were eliminated in consolidation.

                                                                 Three Months                  Six Months
                                                                Ended June 30                  Ended June 30
                                                             1996            1995           1996         1995

         NET OPERATING REVENUE
           Diagnostic Imaging                            $   521,200   $   677,044      $1,052,090   $ 1,373,862
           Sales and Services of Medical Equipment                 -             -               -       337,889
           Network Services                                   55,338             -          72,364             -
           Management and Other                               61,290         81,315        122,580       164,101

                                                         $   637,828     $   758,359   $ 1,247,034   $ 1,875,852
         OPERATING PROFIT (LOSS)
           Diagnostic Imaging                            $    26,271    $    90,945    $    93,233   $   237,130
           Sales and Services of Medical Equipment        (   16,326)    (   31,164)    (   18,098)   (  242,151)
           Network Services                               (1,305,830)            -      (3,929,400)            -
           Management and Other                           (   96,813)   (  155,638)     (  212,706)   (  326,705)

                                                         $(4,066,971)  $(  331,726)    $(1,392,698)  $(   95,857)

Diagnostic Imaging

Net operating revenue from diagnostic imaging services decreased by 23.4% for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. Medcross Imaging, Ltd. accounted for $107,802 and $260,783 of the decrease for the three and six months ending June 30, 1996, as compared to the same period in 1995. This decrease in revenue is mainly due to the decrease in the average revenue per patient, which was caused by a decrease in the per patient charge to the hospital clients pursuant to service contracts placed into effect on October 1, 1995. These contracts extended the service period to the hospitals from February 29, 1996 to February 28, 1997. While the charge per procedure is reduced, each hospital must meet specific monthly minimums quotas.
The decrease in average revenue per patient was offset by an increase of 39% and 5% in the number of procedures performed for the three months and six months ended June 30, 1996, respectively, compared to the corresponding period in 1995. MRI revenue of Tampa MRI decreased $34,273 and $20,472 for the three and six ending June 30, 1996, respectively, as compared to the same periods in 1995. This decrease in due to a decrease in the average revenue per patient offset by increases in the number of procedures performed of 19% for the three-month period ending June 30, 1996 and 28% for the six-month period ended June 30, 1996, as compared to the same periods in the prior year. Tampa MRI has obtained and will continue its efforts to obtain managed care contracts. The participation in the managed care environment has caused a decrease in the charges per procedure, however, these decreases have been significantly offset by increases in the number of procedures performed. The revenue of the ultrasound operations decreased 16% and 21% for the three-month and six-month periods ending June 30, 1996, respectively, as compared to the same periods in 1995. This decrease is mainly due to the decrease in the number of procedures performed of 12% and 13% for the three months and six months ending June 30, 1996, respectively, as compared to the same periods in 1995.

The operating profit from diagnostic imaging services, while remaining profitable, decreased by $64,674 and $143,897 for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. These decreases were caused by a decline in operating profit from Medcross Imaging, Ltd. of $79,791 and $182,665 for the three-month and six-month periods ending June 30, 1996, respectively, compared to the corresponding periods of the prior year. This decline was offset by an increase in operating profit from MRI operations of Tampa MRI of $11,515 for the three months ended June 30, 1996 and $53,836 for the six months ended June 30, 1996, as compared to the same periods in 1995. In addition, the operating profit from the ultrasound operations increased $3,602 for the three months ended June 30, 1996 and decreased $15,068 for the six months ended June 30, 1996 as compared to the prior year. The decline in the MRI operating profit for the three-month and six-month periods ending June 30, 1996 was a result of the decrease in MRI revenue, offset by a decrease in total other operating expenses for diagnostic imaging of $91,170 for the three months ended June 30, 1996 and $177,875 for the six months ended June 30, 1996 as compared to the same period in 1995.

During the past several years, there has been increasing pressure from federal and state regulatory and legislative bodies to prevent physicians from referring patients to diagnostic imaging facilities in which they have an ownership interest. Legislation passed in the State of Florida, where all of the Company's diagnostic imaging services operate, placed a fee cap on diagnostic imaging services. An injunction has been obtained preventing the State of Florida from enforcing the fee cap. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-KSB/A#1 for the year ended December 31, 1995.

Sales and Service of Medical Equipment

The Company sells and services used and refurbished computerized tomography (CT) scanners in the People's Republic of China through a joint venture company, Shenyang Medcross Huamei Medical Equipment Company, Ltd. (SMHME), of which it owns 51%. In the first quarter 1995, the Company's Beijing office, which was closed on May 31, 1995, completed the installation of two CT scanners. The responsibilities for the parts depot and the inventory of the Company's Beijing office were transferred to SMHME. The Company has elected to fully reserve for all amounts due from the sale of the CT scanners sold by its Beijing office. This resulted in an expense of $281,438 in the first quarter of 1995 and an allowance for doubtful accounts of $315,753 as of June 30, 1996. The Company has held discussions regarding the sale of its Beijing operations. No assurance can be given regarding the outcome of such discussions.

Management and Other

Net operating revenue from management and other activities decreased by $20,025 in the second quarter of 1996 as compared to the same period in 1995 and by $41,521 for the six months ended June 30, 1996 as compared to the same period in 1995. The decrease was primarily related to the management contracts with Bay Area Renal Stone Center ("BARSC"). The BARSC contract accounted for $11,775 and $23,550 in management fees for the three and six month periods in 1995, respectively, and no management fees in 1996. The net operating loss from management and other activities decreased 38% and 35% in the three-month and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. This decrease in net operating loss was due to the decreased corporate overhead expenses of $78,850 and $155,520 for the three-month and six-month periods ended June 30, 1996, respectively, as compared to the same periods in the prior year. These decreases were offset by the decreases in net operating revenue. Salaries and benefits decreased 42% and 48% for the three-month and six-month periods ended June 30, 1996, respectively, as compared to the same periods of 1995.

Network and Related Services

The operating revenue of network and related services from I-Link, was $55,338 for the second quarter of 1996 and $72,364 for the six months ended June 30, 1996. The net operating loss from network and related services was $1,305,830 and $3,929,400 for the three and six months ending June 30, 1996. This was mainly due to the write-off of research and development costs purchased of $2,034,103 in the first quarter of 1996 and the additional amortization of intangibles of $307,609 and $461,408 for the three and six months ending June 30, 1996, respectively. These intangible assets were recorded pursuant to the purchase of the common stock of I-Link by the Company. Excluding the research and development costs written-off and the additional amortization, the operating loss of network and related services was $998,221 and $1,448,424 for the three and six months ending June 30, 1996.

Consolidated Operating Results

Net operating revenue of the Company decreased $120,531 in the second quarter of 1996 as compared to the same quarter of 1995 and $628,818 for the six months ended June 30, 1996 compared to the same period in the prior year. This decrease was mainly due to the sale of CT scanners in China during the first quarter of 1995 and not in 1996 and the decrease in the net operating revenue of diagnostic imaging services in 1996 as compared to 1995. Salaries and benefits decreased by $91,638 and $218,249 for the three and six months ending June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was offset by the inclusion of salaries and benefits of $322,786 and $372,914 from network and related services during the second quarter 1996 and the six months ended June 30, 1996, respectively. The decrease in repairs and maintenance was mainly due to diagnostic imaging. Depreciation and amortization increased $399,812 in the second quarter of 1996 as compared to the second quarter of 1995 due to the inclusion of I-Link, offset by a decrease from diagnostic imaging. Depreciation and amortization increased $562,933 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 due to the inclusion of I-Link, offset by a decrease from diagnostic imaging. The provision for doubtful accounts increased $53,562 in the second quarter of 1996 as compared to second quarter of 1995 and decreased $232,782 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This change is due to the collection, in the second quarter of 1995 of amounts previously written-off, and the write-off of the receivables due from the foreign operations in the first quarter of 1995, none of which occurred in 1996. Other operating expenses increased $325,355 in the second quarter of 1996 compared to the second quarter of 1995. This increase is due to the inclusion of $402,750 from network and related services, offset by decreases of $77,395 from diagnostic imaging, sales and service of medical equipment, and management and other activities. In the six months ended June 30, 1996, other operating expenses increased $515,352 compared to six months ended June 30, 1995. This increase is due to the inclusion of operating expenses from network and related services of $684,318 offset by a decrease of $168,966 from diagnostic imaging, sales and service of medical equipment, and management and other activities.

Liquidity and Capital Resources

Working capital used by operations was $908,219 for the second quarter of 1996 as compared to working capital used by operations of $49,190 in the second quarter of 1995. The working capital used by operations for the six months ended June 30, 1996 was $1,257,634, compared to working capital provided by operations of $173,212 for the six months ended June 30, 1995. The working capital position of the Company was a deficit of $4,175,408 at June 30, 1996 and $315,573 at December 31, 1995, which includes $488,957 at June 30, 1996 and $669,799 at December 31, 1995 of the current portion of long-term debt, which is payable in common stock of the Company, and $1,465,000 million in promissory notes issued concurrent with and subsequent to the I-Link acquisition. Cash flow used by operating activities was $253,491 and $866,315 for the three and six months ending June 30, 1996 compared to cash flow provided by operations of $105,914 and
$155,982 for the same periods in 1995. Cash flow used by operating activities includes $206,597 and $807,153 attributable to the inclusion of I-Link in 1996.

Investing activities expenditures during the first six months of 1996 related to the purchase of additional computer equipment for I-Link.

During the six months ending June 30, 1996, the Company reduced its long term debt and capital lease obligations by $51,754 and $286,354, respectively, notes payable to related parties by $73,333, notes payable to others by $24,435 and the outstanding balance of its line of credit by $60,000. These reductions include indebtedness of I-Link. The inclusion of I-Link in the first quarter of 1996 increased capital lease obligations by $99,001, notes payable to related parties by $693,333, and notes payable to others of $104,575. As of June 30, 1996, the balance outstanding under the line of credit was $340,000. The Company was in violation of loan covenants regarding cash balances, consolidated equity ratios, debt to equity ratios, cash flow coverage ratios and past days sales in accounts receivable under the line of credit at June 30, 1996, However, the FUNB has waived such non-compliance through June 30, 1996. The Company and FUNB have reached an agreement pursuant to which the Company has agreed to secure alternative financing to repay amounts outstanding under the Line of Credit by June 30, 1996. The Company was unable to secure such financing, so that the Company will be obligated to repay amounts outstanding under the Line of Credit in increments of $10,000 per month commencing July 1, 1996, pursuant to the Company's agreement with FUNB, subject to negotiation of the terms of a balloon payment thereafter. Concurrent with the Company's acquisition of the securities of I-Link in February 1996, the Company issued an aggregate of $1 million in 10% Notes and received net proceeds of $845,000. The proceeds of such offering were used to pay operating expenses and certain other indebtedness of I-Link. In the second quarter of 1996, three loans evidenced by promissory notes were made, totalling $500,000, were made to the Company. The proceeds of these notes were used to pay operating expenses and certain outstanding indebtedness of I-Link. Warrants to purchase up to 145,000 shares of the common stock of the Company were issued in conjunction with these promissory notes. During the first quarter of 1995, the Company received advances totaling $218,000 from Mortgage Network International, payable on demand. The Company's Vice Chairman/President has management control over Mortgage Network International. The advances were subsequently formalized by the Company issuing a Promissory Note bearing interest at 1% over prime rate of Southwest Bank of Texas, N.A. with a maturity of October 1, 1995. Subsequent to October 1, 1995, the Company and Mortgage Network International modified the note such that: (i) a principal payment in the amount of $88,000 is due and payable on December 31, 1996; (ii) interest thereon is payable monthly at a rate of 10.5%; and (iii) the remaining principal amount of $130,000 with interest thereon at the rate of 10.5% will be paid in 36 equal monthly payments of $4,225.32 beginning December 10, 1995.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A Complaint was filed on April 12, 1996, by JW Charles Financial Services, Inc. ("JWC") against the Company in Palm Beach County Florida Circuit Court, JW Charles Financial Services, Inc. v. Medcross, Inc., Case No: CL96-3218. JWC was issued a Common Stock Purchase Warrant ("Warrant") on or about November 3, 1994 by the Company. The alleged terms of the Warrant granted JWC the right to purchase from the Company 250,000 shares of the Company's Common Stock subject to adjustment. On or about February 12, 1996, JWC made written demand to the Company to invoke its rights to have the common shares underlying the Warrant registered pursuant to the terms of the Warrant. The Complaint alleges that the Company breached the terms of the Warrant by failing to prepare and file with the Securities and Exchange Commission ("SEC"), a registration statement covering the common stock underlying JWC's Warrant. JWC alleges a breach of contract; andrequests specific performance, i.e., registering the shares with the SEC, against the Company. JWC also demands damages in the amount of $2,728,478.00 plus interest, reasonable attorneys fees, and forum costs. The Company believes that it has a meritorious defenses to the Complaint.

On May 6, 1996, the Company filed an Answer, Affirmative Defenses and Counterclaim to the Complaint filed by JWC. The Company's counterclaim seeks damages, cancellation of warrants, and interest and costs.

Item 5.  Other Information

In August 1996, William Flury, Vice President of Sales & Marketing of I-Link loaned I-Link the sum of $100,000, with $105,000 (including a loan origination fee of $5,000) due and payable the earlier of September 6, 1996 or upon the closing of a debt or equity offering by the Company. In connection with such loan, the Company agreed to issue Mr. Flury a warrant to purchase 5,000 shares of Common Stock for two years at $2.50 per share. The funds from the loan were used to general working capital purposes of I-Link.

On August 6, 1996, John Edwards, President and Chief Executive Officer of I-Link, loaned I-Link the sum of $131,250 (including a $6,250 original issued discount), which sums are due and payable the earlier of September 6, 1996, or upon the receipt of proceeds from a debt or equity financing of the Company. In connection with such loan, the Company agreed to issue Mr. Edwards a warrant to purchase 25,000 shares of Common Stock for two years at $4.87 per share. Funds from the loan were used to pay a $100,000 payment due to AT&T and for general working capital purposes.

Effective July 30, 1996, Joel S. Kanter, previously a Director of the Company, resigned for personal reasons.

On July 17, 1996, the Company announced that it has commenced a Private Placement of up to 240,000 shares of its Class C Preferred Convertible Cummulative Redeemable Preferred Stock, $10 par value per share, at $60 per share. The offering is being conducted on a "best efforts, minimum-maximum" basis as to an aggregate of $4.8 and $14.4 million, respectively. The Company prepared and disseminated the information in accordance with Rule 135c under the Securities Act of 1933.

On June 21, 1996, I-Link entered into an Agreement for Terminal Facility Collocation Space with MFS Telecom, Inc. ("MFS"). Under the agreement, I-Link has the right, but is not obligated, to elect to occupy certain office and storage space and to utilize MFS co-location services within commercial buildings at one or more lease hold sites held by MFS for the placement and operation of I-Link's telecommunications equipment and cabling. The agreement provides that MFS will make facilities in 21 major cities throughout the U.S. available to I-Link and excepts to have an additional 30 sites in the US and 7 international sites available to I-Link by year end. I-Link may elect to occupy any of such sites on a location-by-location basis. Although minimum occupancy terms, rentals, and service charges vary some from site to site and will be set forth in schedules to the agreement, rentals presently range from $500-1,000 per month with a $500 per month average and an $800 one-time initial charge per site and certain other additional charges for power, cross-connection fees, and alike to be agreed upon at the time of the election to occupy that site. Management of I-Link believes that the MFS agreement provides agreement with the opportunity to avail itself of strategic locations for pops at competitive rates together with co-location and administrative services provided by MFS without the burden of long-term leases.

In June 1996, John Edwards, President and Chief Executive Officer of I-Link, was selected to fill a vacancy on the Board of Directors of the Company as a Class III Director.

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

On April 8, 1996, I-Link entered into a three year Employment Agreement with John Edwards. Pursuant to the terms of the Employment Agreement, Mr. Edwards will be employed as the Chief Executive Officer and a Director of I-Link, and will be required to devote substantially all of his working time to the business and affairs of I-Link. Mr. Edwards is entitled under his Employment Agreement to receive compensation at the rate of $175,000 per year and is entitled to a profitability bonus in the discretion of the I-Link Board of Directors and to participate in fringe benefits of the Company as are generally provided to Executive Officers. In addition, Mr. Edwards is entitled to receive an option to purchase 1 million shares of Common Stock of the Company at an exercise price of $7.00. Of such options, 83,333 vest and become exercisable upon the first calendar day of each quarter for the 12 quarters after April 8, 1996. In the event of termination by I-Link or in the event of a "Change in Control" (as defined in the agreement), Mr. Edwards is entitled to receive, as liquidated damages and severance pay, an amount equal to the monthly capital and Compensation (as defined in the agreement) for the remaining term of the agreement. The agreement contains non-competition and confidentiality provisions.

I-Link is a party to a 12-month consulting agreement with Benchmark Equity Group, Inc., dated August 10, 1995, pursuant to which I-Link is obligated to pay $6,000 per month to Benchmark Equity Group, Inc. for consulting services rendered. Those payments accrued and are deferred pending the Company's obtaining stockholders equity of $2,500,000. $73,000 in consulting fees are due and payable to Benchmark Equity Group, Inc. Benchmark Equity Group, Inc. is also party to certain options to purchase shares of Common Stock owned by Four M International, Ltd. and party to certain options to purchase shares of Common Stock owned by R. Huston Babcock, M.D. See Item 11 - Security Ownership of Certain Beneficial Owners and Management in the Company's Form 10-KSB/A#1 for the year ended December 31, 1995.

I-Link has entered into a consulting agreement with T6-G Limited Partnership for two years commencing upon the successful completion of at least $4 million in funding. The agreement requires the payment of $70,000 payable monthly over 24 months. In addition, I-Link is indebted to T6-G Limited Partnership in the amount of $300,000. T6-G Limited Partnership owns a 9.5% interest in ILINK, Ltd.


Item 6(a) - Exhibits
                                                                          Page
  3(a)     Amendment to the Amended and Restated Articles of
           Incorporation dated August 15, 1996.                         3(a).1
  3(b)     Composite copy of the Amended and Restated Articles
           of Incorporation incorporating all amendments through
           the date of the filing of this Form 10-QSB.                  3(b).2
  10(a)    Agreement for Terminal Facility Collocation Space,
           dated June 21, 1996, by and between I-Link Worldwide, Inc.
           and MFS Telecom, Inc.                                       10(a).1
  11       Statement regarding computation of earnings per common share.  11.1
  27       Financial Data Schedule                                        27.1

  99(c)    Press Release dated July 17, 1996                           99(c).1

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

A report on Form 8-K was filed by the Company regarding the resignation of Po Shin Wong as the Chairman of the Board of Directors and a director of the Company, for personal reasons.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                       MEDCROSS, INC.
                                                       (Registrant)




Date: August 19, 1996                           By:  /s/ HENRY TOH

                                                     Henry Toh
                                                     President, Chief Executive
                                                       Officer and Acting Chief
                                                       Financial Officer