Form 10QSB
period 1996-09-30
MEDCROSS INC
filed 1996-11-14
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                          Outstanding at October 31, 1996
Common Stock, par value $0.007                               11,607,597


Traditional Small Business Disclosure Format (Check One):  Yes        No   X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                   MEDCROSS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET

                                             (unaudited)

                                               Assets
                                                                                September 30
                                                                                    1996
Current assets
  Cash and cash equivalents                                                      $ 7,354,003
  Accounts receivable less allowance of $650,682                                     791,080
  Inventory                                                                          830,666
  Prepaid expenses                                                                   113,945
                                                                                  ----------
              Total current assets                                                 9,089,694
                                                                                  ----------
Property and equipment                                                             4,584,331
Less accumulated depreciation                                                      2,216,641
                                                                                  ----------
              Net property and equipment                                           2,367,690
                                                                                  ----------
Intangible assets, net of amortization of $1,969,631                              11,956,114
Restricted cash                                                                    1,682,211
Other assets                                                                         835,342
                                                                                  ----------
              Total assets                                                      $ 25,931,051
                                                                                  ==========
                                Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                          $ 2,189,186
  Advance deposits received                                                          233,728
  Accrued royalty fees                                                               520,000
  Note payable - related party                                                        88,000
  Note payable - other                                                             1,027,000
  Current portion of long-term debt                                                  461,775
  Current obligations under capital lease                                            244,749
                                                                                   ---------
              Total current liabilities                                            4,764,438

Long-term debt                                                                        55,447
Obligations under capital leases                                                     407,263
Minority equity interest in consolidated subsidiaries                                330,884
Commitments and contingencies                                                              -

Stockholders' equity
  Preferred stock                                                                  2,475,000
  Common stock                                                                        73,264
  Other stockholders' equity                                                      17,824,755
                                                                                  ----------
              Total stockholders' equity                                          20,373,019
                                                                                  ----------
              Total liabilities and stockholders' equity                        $ 25,931,051
                                                                                  ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                                   MEDCROSS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (unaudited)

                                                Three Months Ended           Nine Months Ended
                                                  September 30                  September 30
                                                1996         1995            1996         1995
                                            ------------  -----------     ----------- -----------
Health care service revenue                 $    506,099  $   607,014     $ 1,680,769 $ 2,144,977
Equipment sales and service                            -            -               -     337,889
Network service revenue                           64,297            -         136,661           -
                                               ---------    ---------       ---------   ---------
Net operating revenue                            570,396      607,014       1,817,430   2,482,866
                                               ---------    ---------       ---------   ---------
Cost of goods sold
  - equipment sales and service                        -   (   46,601)              -     193,197
Salaries and benefits                            670,524      262,787       1,465,607     903,205
Repairs and maintenance                           73,867       78,673         217,774     233,161
Network expenses                                 475,347            -         797,882           -
Provision for doubtful accounts                   66,668       18,444         157,531     342,089
Depreciation and amortization                  1,258,420      113,901       2,056,046     348,594
Research and development written off                   -            -       2,034,103           -
Other operating expenses                         459,833      341,950       1,589,721     956,486
                                               ---------    ---------       ---------   ---------
Operating loss                                (2,434,263)  (  162,140)     (6,501,234) (  493,866)

Interest expense                                  95,850       44,066         218,616     124,886
Other income                                  (   36,251)  (   16,493)     (   49,013) (   39,892)
Gain on sale of interest in
  unconsolidated subsidiary                            -   (   20,500)              -  (   20,500)
Equity in net loss of
  unconsolidated subsidiary                        3,212            -           3,212           -
                                               ---------    ---------      ----------   ---------
Loss before minority interest in net income
  (loss) of consolidated subsidiaries and
  income tax provision                        (2,497,074)  (  169,213)    (6,674,049)  (  558,360)

Minority interest in net income (loss) of
  consolidated subsidiaries                   (    2,281)       4,160     (    2,344)  (    3,684)
                                               ---------    ---------      ---------    ---------
Loss before income tax provision              (2,494,793)  (  173,373)    (6,671,705)  (  554,676)

Income tax provision                                   -            -               -           -
                                               ---------    ---------      ---------    ---------
Net loss                                     $(2,494,793) $(  173,373)   $(6,671,705) $(  554,676)
                                               =========    =========      =========    =========
Loss per common and equivalent share
  after preferred dividends                  $(      .27) $(      .12)   $(      .78) $(      .37)
                                               =========    =========      =========    =========
Weighted average common and equivalent
  shares outstanding                           9,277,347    1,749,841       8,612,813   1,749,389
                                               =========    =========       =========   =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                   MEDCROSS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (unaudited)

                                                 Three Months Ended          Nine Months Ended
                                                   September 30                 September 30
                                                 1996          1995           1996         1995
                                             ------------ ------------   ------------ ------------
Cash provided (used) by operating activities $(2,149,923) $       543    $(3,016,238) $   156,525

Cash flows from investing activities
  Purchase of property and equipment          (  194,941)  (    2,946)    (  201,768)  (   18,321)
  Proceeds from sale of property and equipment         -          400          3,251        4,900
  Proceeds from sale of interest in
    unconsolidated subsidiary                          -       28,000              -       28,000
                                               ---------    ---------      ---------    ---------
              Net cash provided (used)
                 by investing activities      (  279,877)      25,454     (  943,341)      14,579
                                               ---------    ---------      ---------    ---------
Cash flows from financing activities
  Proceeds (reduction) of note payable
    related                                   (  625,500)           -     (  693,333)     218,000
  Proceeds (reduction) of note payable
    other                                     (  703,000)  (   50,000)       557,425   (  151,000)
  Release of certificate of deposit
    as collateral                                       -           -         60,000            -
  Increase in restricted cash                 (1,682,211)           -     (1,682,211)           -
  Reduction of long-term debt                 (   10,232)  (   86,426)    (   61,983)  (  280,997)
  Payment of capital lease obligations        (   60,604)  (   62,338)    (  346,958)  (  182,589)
  Issuance of preferred stock                  2,400,000            -      2,400,000            -
  Issuance of common stock                           330            -          1,329            -
  Additional paid-in capital                   9,996,130            -     10,291,196            -
  Minority interest distributions                      -   (   18,250)    (   36,865)  (   54,750)
                                               ---------    ---------     ----------    ---------
              Net cash provided (used)
                by financing activities        9,314,913   (  217,014)    10,488,600   (  451,336)
                                               ---------    ---------     ----------    ---------
Effect of foreign currency translation
  on cash flows                                        -   (      375)             1   (    2,233)
                                               ---------    ---------     ----------    ---------
Increase (decrease) in cash and
  cash equivalents                             6,970,049   (  191,392)     7,273,846   (  282,465)

Cash and cash equivalents at
  beginning of period                            383,954      270,084         80,157      361,157
                                               ---------   ----------     ----------   ----------
Cash and cash equivalents at end of period   $ 7,354,003  $    78,692    $ 7,354,003  $    78,692
                                               =========   ==========     ==========   ==========



The accompanying notes are an integral part of these  consolidated financial statements.

Supplemental cash flow information


In February 1995 a holder of Class B Preferred Stock converted 9,350 shares into 227,714 shares of Common Stock.

In February 1996, the Company acquired all of the outstanding shares of I-Link Worldwide, Inc. in exchange for the issuance of 4,000,000 shares of Common Stock of the Company, of which 2,600,000 shares were being held in escrow.

In February 1996, a holder of Class A Preferred Stock converted 40,000 shares into 978,891 shares of Common Stock.

In April 1996, holders of certain promissory notes issued by the Company in February 1996 converted $10,000 in the aggregate into 140,000 shares of Common Stock.

In June 1996, holders of certain promissory notes issued by the Company in June 1993 converted $180,542 in the aggregate into a 64,372 shares of Common Stock.

In June 1996, a holder of Class A Preferred Stock converted 160,000 shares into 3,915,570 shares of Common Stock.

In July 1996, a holder of a promissory note issued by the Company in June 1993 converted $69,612 into 24,750 shares of Common Stock.

In August 1996, the holders of certain promissory notes issued by the Company in February 1996 converted $25,000 in the aggregate into a total of 350,000 shares of Common Stock.

In August 1996, in accordance with the terms of the Stock Purchase Agreement entered into during the I-Link acquisition, 1,600,000 shares of Common Stock held in escrow for the benefit of ILINK, Ltd. were released, thus causing an increase in goodwill in the amount of $9,800,000 and a corresponding increase in equity.

In August 1996, pursuant to the issuance of a promissory to William Flury, Vice President of Sales and Marketing of I-Link, a warrant to purchase 5,000 shares of Common Stock was issued at an exercise price of $2.50 per share. An expense equal to the difference between the exercise price of the warrant and the closing bid price of the Common Stock on the date of issuance of the warrant was expensed as a cost of the loan.

In September 1996, the Company closed a private placement offering Class C Preferred Stock. As a result of this transaction, the Company issued a warrant to purchase 250,000 shares of its Common Stock at an exercise price of $2.50 per share as compensation to the Placement Agent. In addition, a Consulting Agreement was entered into with the Placement Agent, in which a warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $2.50 per share was issued. These items were recorded as a reduction to the proceeds of the offering.

Through September 1996, I-Link financed approximately $742,096 of equipment through capital leases.

                                   MEDCROSS, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Financial Statements

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended September 30, 1996 and September 30, 1995, (b) the financial position at September 30, 1996, and
(c) cash flows for the three-month and nine-month periods ended September 30, 1996 and September 30, 1995, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 1995. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of those to be expected for the entire year.


Note 2 - Acquisition of subsidiary

In February 1996, the Company closed its acquisition of all of the issued and outstanding common stock of I-Link Worldwide Inc., a Utah corporation ("I-Link") from ILINK, Ltd., a Utah limited partnership in exchange for the issuance of an aggregate of 4,000,000 shares of common stock of the Company. The purchase price was determined through arms length negotiation. The acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired enterprise are included in the consolidated financial statements beginning February 13, 1996. Pursuant to the terms of the stock purchase agreement, 2,600,000 shares of the common stock issued pursuant to the acquisition of I-Link were placed in escrow. In August 1996, 1,600,000 shares of Common Stock were released from escrow upon the receipt of proceeds from the completion of the Company's offering of Class C Preferred Stock (See Note 3 - Intangible Assets). In addition, 1,000,000 shares of common stock are to be released from escrow upon the first to occur of the following:

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

I-Link is in the business of delivering business communications services via the emerging worldwide data communication networks (which includes the Internet). I-Link seeks to provide business communications solutions and enhanced capabilities to existing users of traditional telecommunications services, at substantial cost savings to its customers through utilization of the Internet and other existing data communications networks. I-Link's first business communications product will be marketed under the name "Fax4Less[TM]".

Note 2 - Acquisition of subsidiary - continued

The following presents the proforma financial information of the Company and I-Link, as applicable for the nine months ended September 30, 1996 assuming such transaction had occurred on January 1, 1996 and for the nine months ended September 30, 1995 assuming such transaction had occurred on January 1, 1995:

       Nine Months Ended                                                     Net Loss Per Common
       September 30, 1996             Revenue            Net Loss            and Equivalent Share
      --------------------------     ----------        ------------          --------------------
      Company<F1>1/                  $1,817,430        $(6,671,705)                $( .78)
      I-Link<F2>2/                       48,585         (  139,683)                  ====
                                      ---------          ---------
      Combined                        1,866,015         (6,811,388)
      Proforma adjustment                     -         (  190,378)
                                      ---------          ---------
      Proforma combined              $1,866,015        $(7,001,766)                $( .81)
                                      =========          =========                   ====

       Nine Months Ended                                                     Net Loss Per Common
       September 30, 1995             Revenue            Net Loss            and Equivalent Share
      --------------------------    -----------        -----------           --------------------
      Company                       $ 2,482,866        $(  554,676)                $( .37)
      I-Link<F3>3/                      175,829         (  690,252)                  ====
                                      ---------          ---------
      Combined                        2,658,695         (1,244,928)
      Proforma adjustment                     -         (3,178,168)
                                      ---------          ---------
      Proforma combined             $ 2,658,695        $(4,423,096)                $( .77)
                                      =========          =========                   ====


<F1>  1/Includes I-Link operations from February 13, 1996 through September 30, 1996.
<F2>  2/For the period January 1, 1996 through February 12, 1996.
<F3>  3/For the period January 1, 1995 through September 30, 1995.

Note 3 - Restricted Cash

During the third quarter of 1996, I-Link entered into a 24 month, $3.5 million operating lease with IBM Credit Corporation. As a condition of that lease, I-Link obtained from Zions First National Bank a letter of credit totaling $1.575 million. These monies are held in an escrow account at Zions First National Bank and bear interest which is paid to I-Link. These funds will be released when the lease expires. At the end of the lease, at I-Link's option, the equipment secured by the lease can be purchased at fair market value.

I-Link also has restricted cash totalling $107,211 used to secure lines of credit in connection with capital leases at IBM Credit Corporation totalling approximately $750,000. The monies are held in an escrow account at First Texas Bank and bear interest which is to be paid to I-Link.

Note 4 - Intangible Assets

Intangible assets of $4,969,314 were recorded by the Company as a result of the acquisition of the common stock of I-Link. The intangible assets recorded by the Company were as follows:

      Acquisition costs                                  $  116,279
      Subscriber list                                       323,100
      FaxLink patent                                        456,764
      VoiceLink patent                                      456,987
      FaxLink research and development                    1,356,068
      VoiceLink research and development                    678,035
      Goodwill                                            1,582,081

The acquisition costs and the subscriber list are amortized over 12 months, the patents will be amortized over a period to be determined at the time the patents are issued, the research and development was expensed immediately and the goodwill is amortized over 24 months.

In August 1996, pursuant to the terms of the ILINK, Ltd. Stock Purchase Agreement, 1,600,000 shares of Common Stock held in escrow for the benefit of ILINK, Ltd. were released. This resulted in an addition to goodwill of $9,800,000. This amount will be amortized over the remaining life of the existing goodwill.


Note 5 - Notes Payable

Simultaneous with the closing of its acquisition of I-Link, the Company completed a private placement of $1,000,000 in aggregate principal amount of convertible promissory notes (the "10% Notes"). The 10% Notes were payable upon the earlier of August 31, 1996 (subject to extension) or the Company's receipt of proceeds of at least $4,000,000 from subsequent debt or equity offerings.
The 10% Notes bear interest payable semi-annually at the rate of 10% until August 31, 1996 (13% after such date if the term of the 10% Note is extended). Up to $1,250 of each $50,000 in principal amount of note is convertible at any time at the option of the holder, into a maximum of 350,000 shares of Common Stock at the rate of approximately $.0714 per share, subject to certain anti-dilution adjustments. The 10% Notes may be extended until February 28, 1997 upon payment by the Company of 2.5% of the then outstanding principal balance of the 10% Note. The proceeds of such offering were used to pay outstanding accounts payable and other debts of I-Link. In August 1996 $25,000 in the aggregate of these notes were converted into 350,000 shares of the Company's Common Stock and the remaining principal balances plus interest were paid.

In addition, the Company assumed notes payable to limited partners of ILINK, Ltd. in the amount of $643,333 and to other parties in the amount of $104,575.

In June 1996, the Company issued promissory notes in the amount of $375,000. These promissory notes were due on the earlier of December 31, 1996 or the receipt of at least $4.8 million from debt or equity financings, with interest at the rate of 8% per annum. The proceeds of the promissory notes were used for I-Link working capital purposes. These notes were paid in full in September 1996.

Simultaneous with the closing of the Company's offering of Class C Preferred Stock, the Company issued an aggregate of $717,000 in principal amount of Convertible Promissory Notes. Each Convertible Note is due on April 1, 1997 with interest at the rate of 8% percent per annum. The entirety of the unpaid principal amount of the Convertible Notes will be automatically converted into shares of Class C Preferred Stock at the rate of $60 per share of Class C Preferred Stock. The Convertible Notes are convertible into an aggregate of 11,950 shares of Class C Preferred Stock. The proceeds of the promissory notes were used for I-Link working capital purposes.


Note 6 - Commitments and Contingencies

The remaining portion of the I-Link common stock purchase price placed in escrow will be released upon the satisfaction of the contingency described in Note 2 above. The fair market value of the Common Stock at the time of its release from escrow will be charged to goodwill and amortized over the remaining life of the goodwill.


Note 7 - Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options and warrants, convertible debt, and convertible preferred stock. Fully diluted earnings per share are not presented because it approximates earnings per common share.

Note 8 - Lease Commitments

I-Link leases approximately 1,500 square feet of space, which space housed its corporate offices in Austin, Texas. Such lease has a term of three years, which is scheduled to expire on Novemver 30, 1997 but which I-Link is negotiating to terminate. Pursuant to the terms of such lease, I-Link pays rent on a monthly basis of $1,740. I-Link has recently entered into a ten-month lease for 5,000 square feet of space in Austin, Texas, which housed its corporate offices. Pursuant to such lease, I-Link will pay rent of $5,000 per month. I-Link also leases several other spaces to house its POPs throughout the United States.
Such spaces vary in size and are rented on a month-to-month basis.

I-Link currently leases and occupies approximately 6,500 square feet of office space, in Draper Utah, pursuant to a commercial lease dated May 21, 1996, with an unrelated third party. The initial lease term is five years commencing on July 8, 1996 at a base rent of $5,451 per month. In addition, I-Link will be responsible for certain improvements to such facilities above $97,120. In September 1996, I-Link entered into a second lease for approximately 14,000 square feet of space from the same landlord in an adjacent building pursuant to a commercial lease dated September 11, 1996. I-Link's offices and network operations facilities will be moved to this space upon its completion. The term of the lease is seven years commencing November 5, 1996, subject to the right to extend for an additional five years. The initial base rent is approximately $11,650 per month. In October 1996, I-Link delivered $214,000 in certificates of deposit to the landlord as a security deposit under the second lease. When the Company is able to occupy the new office space and commences lease payments under the second lease, it is Management's intent to sublet the office space under the first lease.

In September 1996, I-Link entered into a two year equipment lease with IBM Credit Corporation relating to the financing of an aggregate of $3.5 million worth of equipment purchases necessary to build the I-Link network. As a condition of that equipment lease, I-Link obtained from Zions First National Bank, a standby letter of credit totaling $1.575 million to the benefit of IBM Credit Corporation. In order to obtain this letter of credit, I-Link deposited $1.575 million into a certificate of deposit to be held at Zions First National Bank, until the IBM Credit Corporation obligation is satisfied. The certificate of deposit bears interest which is payable to the Company, and will be released to I-Link when the lease expires. At the end of the lease, at I-Link's option, the equipment secured by the lease can be repurchased at fair market value. I-Link is obligated to pay approximately $450,000 every quarter.

Through September 1996, I-Link financed approximately $742,096 of equipment through IBM Credit Corporation. Under the terms of those credit arrangements, I-Link is obligated to pay approximately $60,000 every quarter.


Note 9 - Geographic Segment Information

The Company's operations consist of providing telecommunications network services and diagnostic and clinical outpatient health care services domestically and the sale and service of used medical equipment in the People's Republic of China (PRC). The corporate office provides management and operational services for network services and domestic outpatient health care services. The eliminations represent charges for these services to entities included in the consolidation. Financial information for the different geographic segments is as follows:

                             Domestic
                       ------------------------
 Nine Months Ended                      Network                Corporate/
 September 30, 1996    Health Care     Services     China      Management  Eliminations Consolidated
--------------------   ----------- -------------  -----------  ----------- ------------ -------------
Revenue                $ 1,496,899 $    136,661   $         -  $  251,464  $(   67,594) $  1,817,430
                         =========   ==========     =========    ========    =========    ==========
Operating Profit (Loss)$    61,280 $( 6,174,533)  $(   22,582) $( 468,276) $(   67,594) $( 6,671,705)
                         =========   ==========     =========    ========    =========    ==========
Identifiable Assets    $ 2,671,339 $ 22,281,396   $ 1,012,501  $  171,685  $(  205,870) $ 25,931,051
                         =========   ==========     =========    ========    =========    ==========
                             Domestic
                       -------------------------
 Nine Months Ended                      Network                Corporate/
 September 30, 1995    Health Care     Services     China      Management  Eliminations Consolidated
--------------------   ----------- -------------  -----------  ----------- ------------ ------------
Revenue                $ 1,907,911 $          -   $   337,889  $  340,036  $(  102,970) $ 2,482,866
                         =========   ==========     =========    ========    =========    =========
Operating Profit (Loss)$   258,469 $          -   $(  197,230) $( 452,135) $(  102,970) $(  493,866)
                         =========   ==========     =========    ========    =========    =========
Identifiable Assets    $ 3,120,198 $          -   $   964,635  $  155,559  $(   70,108) $ 4,170,284
                         =========   ==========     =========    ========    =========    =========

Note 10 - Subsequent Events

In October 1996, in conjunction with I-Link's Utah lease of office and network operations facilities, I-Link deposited in escrow with Zions First National Bank the sum of $214,000 in the form of four separate certificates of deposit. One CD has a four year maturity, the second a three year maturity, the third a two year maturity, and the fourth a one year maturity. As each CD reaches maturity, and provided I-Link is not in default under the lease, the money in the mature CD is released to I-Link. So long as these CD's are held in escrow, they earn interest at varying rates which is paid to I-Link.


Item 2 - Management's Discussion and Analysis

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB/A#1 for the fiscal year ended December 31, 1995.

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Results of  Operations

The following table represents the net operating revenue and operating profit
(loss) of the Company for each category of service offered. The historical results of operations for the Company include the acquired operations of I-Link from February 13, 1996 through September 30, 1996. The net operating revenue and operating profit (loss) shown are net of intercompany transactions that were eliminated in consolidation.

                                                        Three Months                  Nine Months
                                                     Ended September 30            Ended September 30
                                                     1996          1995            1996          1995
                                                 ------------  ------------    ------------  ------------
        NET OPERATING REVENUE
          Diagnostic Imaging                     $   444,809   $   534,049     $ 1,496,899   $ 1,907,911
          Sales and Services of Medical Equipment          -             -               -       337,889
          Network Services                            64,297             -         136,661             -
          Management and Other                        61,290        72,965         183,870       237,066
                                                   ---------     ---------       ---------     ---------
                                                 $   570,396   $   607,014     $ 1,817,430   $ 2,482,866
                                                   =========     =========       =========     =========
        OPERATING PROFIT (LOSS)
          Diagnostic Imaging                     $(   31,653)  $    21,339     $    61,280   $   258,469
          Sales and Services of Medical Equipment (     4,484)      44,921      (   22,582)   (  197,230)
          Network Services                        (2,245,133)            -      (6,174,533)            -
          Management and Other                    (  152,993)   (  228,400)     (  365,399)   (  555,105)
                                                   ---------     ---------       ---------     ---------
                                                 $(2,434,263)  $(  162,140)    $(6,501,234)  $(  493,866)
                                                   =========     =========       =========     ==========


Diagnostic Imaging

Net operating revenue from diagnostic imaging services decreased by 16.7% and 21.5% for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Medcross Imaging, Ltd. accounted for $63,901 and $324,684 of the decrease for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. This decrease in revenue is primarily due to the decrease in the average revenue per patient, which was caused by a decrease in the per patient charge to the hospital clients pursuant to service contracts placed into effect on October 1, 1995. These contracts extended the service period to the hospitals from February 29, 1996 to February 28, 1997. While the charge per procedure is reduced, each hospital must meet specific monthly minimum quotas. The decrease in average revenue per patient was offset by an increase of 15% in the number of procedures performed for the three months ended September 30, 1996, compared to the same quarter in 1995. The number of procedures performed decreased 2% for the nine months ending September 30, 1996, compared to the same period in 1995. MRI revenue of Tampa MRI decreased $39,813 and $60,285 for the three and nine months ending September 30, 1996, respectively, as compared to the same periods in 1995. This decrease is due to a decrease in the average revenue per patient of approximately 25%, offset by increases in the number of procedures performed of 11.2% for the three-month period ending September 30, 1996 and 21.3% for the nine-month period ended September 30, 1996, compared to the same periods in the prior year. Tampa MRI has obtained and will continue its efforts to obtain managed care contracts. The participation in the managed care environment has caused a decrease in the charges per procedure, however, these decreases have been partially offset by increases in the number of procedures performed. The revenue of the ultrasound operations increased 29% for the three-month period ended September 30, 1996 and decreased 10.8% for the nine-month period ended September 30, 1996, as compared to the same periods in 1995. This is mainly due to an increase in the number of procedures performed of 8.7% for the third quarter of 1996 and a decrease in the number of procedures performed of 7.1% for the nine months ending September 30, 1996, respectively, as compared to the same periods in 1995. Overall, revenue from diagnostic imaging services has decreased due to a decrease in average revenue per procedure of 25% and 20.7% for the three and nine months ending September 30, 1996 as compared to the corresponding periods of 1995. This decrease has been partially offset by an increase in the number of procedures performed of 11.1% for the three months and 1% for the nine months ending September 30, 1996, as compared to the same periods of 1995.

The operating profit from diagnostic imaging services decreased by $52,992 for the three-month period ending September 30, 1996, compared to the same period in 1995. The decrease was caused by a decline in operating profit from Medcross Imaging, Ltd. of $53,046, a decrease in operating profit from Tampa MRI's MRI operations of $19,472, offset by an increase in the operating profit of the ultrasound operations of $19,526, compared to the corresponding periods of the prior year. The operating profit from diagnostic imaging services decreased $197,189 for the nine-month period ending September 30, 1996, compared to the same period in 1995. The decrease was caused by a decline in operating profit from Medcross Imaging, Ltd. of $236,011, offset by increases in operating profit from Tampa MRI's MRI operations of $34,364, and an increase in the operating profit of the Tampa MRI's ultrasound operations of $2,458, compared to the corresponding period of the prior year. The decline in the diagnostic imaging operating profit for the three-month and nine-month periods ending September 30, 1996 was a result of the decrease in diagnostic imaging revenue, offset by a decrease in total operating expenses for diagnostic imaging of $36,248 for the three months ended September 30, 1996 and $213,823 for the nine months ended September 30, 1996 as compared to the same period in 1995.

The Company is considering the sale of its diagnostic imaging business in light of the Company's focus on the business of I-Link; however, no final decision has been made with respect to any such sale and there can be no assurance that such business will be sold.

During the past several years, there has been increasing pressure from federal and state regulatory and legislative bodies to prevent physicians from referring patients to diagnostic imaging facilities in which they have an ownership interest. Legislation passed in the State of Florida, where all of the Company's diagnostic imaging services operate, placed a fee cap on diagnostic imaging services. An injunction has been obtained preventing the State of Florida from enforcing the fee cap. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-KSB/A#1 for the year ended December 31, 1995. Also, see Part II - Other Information, Item 1. Legal Proceedings.

Sales and Service of Medical Equipment

The Company sells and services used and refurbished computerized tomography (CT) scanners in the People's Republic of China through a joint venture company, Shenyang Medcross Huamei Medical Equipment Company, Ltd. (SMHME), of which it owns 51%. In the first quarter 1995, the Company's Beijing office, which was closed on May 31, 1995, completed the installation of two CT scanners. The responsibilities for the parts depot and the inventory of the Company's Beijing office were transferred to SMHME. The Company has elected to fully reserve for all amounts due from the sale of the CT scanners sold by its Beijing office. This resulted in an expense of $281,438 in the first quarter of 1995 and an allowance for doubtful accounts of $315,753 as of September 30, 1996. The Company has held discussions regarding the sale of its Beijing operations. No assurance can be given regarding the outcome of such discussions.

Management and Other

Net operating revenue from management and other activities decreased by $11,675 in the third quarter of 1996 as compared to the same period in 1995 and by
 $53,196 for the nine months ended September 30, 1996 as compared to the same period in 1995. The decrease was primarily related to the management contracts with Bay Area Renal Stone Center ("BARSC"). The BARSC contract accounted for $11,775 and $27,475 in management fees for the three and nine month periods in 1995, respectively, and no management fees in 1996. The net operating loss from management and other activities decreased 33% and 34% in the three-month and nine-month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. Corporate overhead expenses decreased $87,082 and $242,902 for the three-month and nine-month periods ended September 30, 1996, respectively, as compared to the same periods in the prior year.

Telecommunications Network and Related Services - I-Link

The operating revenue of network and related services from I-Link, was $64,297 for the third quarter of 1996 and $136,661 for the nine months ended September 30, 1996. The net operating loss from network and related services was $2,245,133 and $6,174,533 for the three and nine months ending September 30, 1996. The expenses incurred by I-Link during the third quarter were primarily attributable to the build-out of the I-Link network. This network is utilized in delivering I-Link's products and services. The loss was primarily due to the write-off of research and development costs purchased of $2,034,103 in the first quarter of 1996 and the additional amortization of intangibles of $1,070,257 and $1,594,666 for the three and nine months ending September 30, 1996, respectively. These intangible assets were recorded pursuant to the purchase of the common stock of I-Link by the Company. Excluding the purchased research and development costs written-off and the additional amortization, the operating loss of network and related services was $1,174,876 and $2,545,764 for the three and nine months ending September 30, 1996, respectively.

I-Link expenditures to date have been primarily related to the development of its communication product, Fax4Less, which is to be released in the near future.
 These expenditures include software research and development, network equipment, network buildout, operational facilities and infrastructure. Expenditures also include the formation of a sales and marketing team, personnel and plan.

Consolidated Operating Results

Net operating revenue of the Company decreased 6% in the third quarter of 1996 compared to the same quarter of 1995 and 26.8% for the nine months ended September 30, 1996 compared to the same period in the prior year. This decrease was mainly due to the sale of CT scanners in China during the first quarter of 1995 and none in 1996 and the decrease in the net operating revenue of diagnostic imaging services in 1996 as compared to 1995. Salaries and benefits increased $407,737 and $562,402 for the three and nine months ending September 30, 1996, respectively, compared to the same periods in 1995. This increase was due to the inclusion of salaries and benefits of $410,432 and $783,346 from network and related services during the third quarter 1996 and the nine months ended September 30, 1996, respectively, which was offset by a decrease in salaries and benefits for diagnostic imaging, sales and service of medical equipment and management and other of $2,695 and $220,944 during such periods. Depreciation and amortization increased $1,144,519 in the third quarter of 1996 compared to the third quarter of 1995 and increased $1,707,452 for the nine months ended

September 30, 1996 compared to the nine months ended September 30, 1995 due to the inclusion of I-Link, which consists mostly of the amortization of goodwill, offset by a decrease from diagnostic imaging. The provision for doubtful accounts increased $48,224 in the third quarter of 1996 compared to third quarter of 1995 and decreased $184,558 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This change is due to the collection, in the second quarter of 1995 of amounts previously written-off, and the write-off of the receivables due from the foreign operations in the first quarter of 1995, none of which occurred in 1996. Other operating expenses increased $117,883 in the third quarter of 1996 compared to the third quarter of 1995. This increase is due to the inclusion of $269,475 from network and related services, offset by a decrease of operating expenses of $134,893 from diagnostic imaging, sales and service of medical equipment, and management and other activities. In the nine months ended September 30, 1996, other operating expenses increased $633,235 compared to nine months ended September 30, 1995. This increase is due to the inclusion of operating expenses from network and related services of $953,793 offset by a decrease in operating expenses of $303,559 from diagnostic imaging, sales and service of medical equipment, and management and other activities.

Liquidity and Capital Resources

As a consequence of the I-Link acquisition and concurrent and subsequent financings, most of the Company's balance sheet items at September 30, 1996 have significantly increased from their respective levels at September 30, 1995. Concurrent with the Company's acquisition of the securities of I-Link in February 1996, the Company issued an aggregate of $1 million in 10% Notes and received net proceeds of $845,000. The proceeds of such offering were used to pay operating expenses and certain other indebtedness of I-Link. In the second quarter of 1996, three loans evidenced by promissory notes, totalling $500,000, were made to the Company. The proceeds of these notes were used to pay operating expenses and certain outstanding indebtedness of I-Link. Warrants to purchase up to 150,000 shares of the common stock of the Company were issued in conjunction with these promissory notes.

In September 1996, the Company closed an offering of 240,000 shares of its Class C Convertible Cumulative Redeemable Preferred Stock (the "Class C Preferred Stock"), the gross proceeds of which were $14.4 million. The net proceeds were earmarked for furthering operations of I-Link and will be used to repay short-term debt, to pay for software licensing fees and current payables, to fund network operations, to pay for marketing and advertising programs, to expand I-Link's network infrastructure and marketing, and for general working capital purposes. Simultaneous with the closing of the private placement of the Class
C Preferred Stock, the Company issued $717,000, in the aggregate of 8% Convertible Promissory Notes, the proceeds of which will be used to further the operations of I-Link and which are due April 1, 1997.

During the first quarter of 1995, the Company received advances totaling $218,000 from Mortgage Network International, payable on demand. One of the Company's directors has management control over Mortgage Network International. The advances were subsequently formalized by the Company issuing a Promissory Note bearing interest at 1% over prime rate of Southwest Bank of Texas, N.A. with a maturity of October 1, 1995. Subsequent to October 1, 1995, the Company and Mortgage Network International modified the note such that: (i) a principal payment in the amount of $88,000 is due and payable on December 31, 1996; (ii) interest thereon is payable monthly at a rate of 10.5%; and (iii) the remaining principal amount of $130,000 with interest thereon at the rate of 10.5% will be paid in 36 equal monthly payments of $4,225.32 beginning December 10, 1995.

Working capital used by operations was $1,170,855 for the third quarter of 1996 as compared to working capital used by operations of $99,141 in the third quarter of 1995. The working capital used by operations for the nine months ended September 30, 1996 was $2,428,489, compared to working capital provided by operations of $74,071 for the nine months ended September 30, 1995. The working capital position of the Company was $4,325,256 at September 30, 1996 and a deficit of $315,573 at December 31, 1995. Cash flow used by operating activities was $2,149,923 and $3,016,238 for the three and nine months ended September 30, 1996 compared to cash flow provided by operations of $543 and $156,525 for the same periods in 1995. Cash flow used by operating activities includes $1,958,255 and $2,765,408 attributable to the inclusion of I-Link in 1996.

Investing activities during the nine-months ending September 30, 1996 related to the purchase of additional computer equipment for I-Link.

During the three and nine months ended September 30, 1996, the Company reduced a portion of its long term debt and capital lease obligations by $70,836 and $408,941, respectively. The Company increased its capital lease obligations by $84,936 and $744,824 for the three and nine month periods ended September 30, 1996 due to the purchase of computer equipment for I-Link. Notes payable to related parties were reduced by $625,500 and $693,333, for the three and nine months ended September 30, 1996, respectively. Notes payable to others were reduced by $703,000 and were increased by $557,425, for the three and nine months ended September 30, 1996, respectively. These reductions include indebtedness of I-Link. The inclusion of I-Link in the first quarter of 1996 increased capital lease obligations by $99,001, notes payable to related parties by $693,333, and notes payable to others of $104,575. As of September 30, 1996, the balance outstanding under the FUNB line of credit was $310,000. The Company was in violation of loan covenants regarding cash flow coverage ratios and past days sales in accounts receivable under the line of credit at September 30, 1996, However, the FUNB has waived such non-compliance through December 31, 1996. The Company and FUNB reached an agreement pursuant to which the Company has agreed to secure alternative financing to repay amounts outstanding under the Line of Credit by June 30, 1996; however, the Company was unable to secure such financing, so that the Company is obligated to repay amounts outstanding under the Line of Credit in increments of $10,000 per month which commenced
July 1, 1996, pursuant to the Company's agreement with FUNB, subject to negotiation of the terms of a balloon payment thereafter.

During the remainder of 1996 and 1997, the Company plans to utilize its cash to fund the cash flow deficit related to the business of I-Link and to market Fax4Less and subsequent product offerings. The Company anticipates that cash requirements in these areas will be at increasingly higher levels than those experienced in the first three quarters of 1996 in preparation for initial market penetration of Fax4Less. To a large extent, the Company's ability to develop and market Fax4Less and other products and the timing thereof is dependent on the working capital and financing alternatives available to the Company. The Company expects to fund a significant portion of its equipment purchases through its arrangement with IBM Credit Corporation or financing arrangements with other institutions. The Company's working capital may be derived from several sources, such as cash from operating activities, public or private financings and asset sales. The Company may sell certain operating or other assets which are underutilized or deemed not to be a part of its ongoing operations. There are, however, no definitive arrangements for any such asset sales. The Company has outstanding warrants to purchase an aggregate of 331,126 shares of Common Stock at $1.51 per share (see "Legal Proceedings") and 750,000 shares of Common Stock at $2.50 per share, subject to adjustment. The closing sale price of the Company's Common Stock was $5.875 on November 1, 1996. There can be no assurance, however, that any of such warrants will be exercised.

The Company believes that its anticipated short-term needs for working capital will be adequately met by the utilization of existing cash balances and available credit from its arrangement with IBM Credit Corporation. However, the Company anticipates that additional funds will be necessary from public or private financing markets to successfully integrate and expand the business of I-Link and to discharge outstanding indebtedness, including the 8% Notes, the Mortgage Network International advances and the outstanding balance of the FUNB line of credit. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. Therefore, there can be no assurance that such financing will be available, that the Company will receive any proceeds from the exercise of outstanding warrants or that the Company will not be required to issue significant debt or equity securities in order to obtain additional financing.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company has been advised that the State of Florida's appeal of the injunction issued by the Florida Circuit Court, Second Judicial Circuit, enjoining the fee cap provision (See discussion in the Company's 1995 Form 10-KSB/A#1) has been dismissed. In addition, the circuit court action has been dismissed.

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

On May 6, 1996, the Company filed an Answer, Affirmative Defenses and Counterclaim to the Complaint filed by JWC. The Company's counterclaim seeks damages, cancellation of warrants, and interest and costs. The matter is on the five week trial calendar commencing November 18, 1996; however, it is unknown whether trial will be conducted during such period.


Item 5.  Other Information

In October 1996, I-Link entered into three-year employment agreements with Karl
S. Ryser, Jr., I-Link's Chief Financial Officer, and with William Flury, I-Link's Vice President, Sales and Marketing. Pursuant to the terms of the employment agreements, each such officer is required to devote all of his time to the business and affairs of the Company except for vacations, illness or incapacity. Mr. Ryser is entitled under his employment agreement to receive compensation at the rate of $125,000 per year and a bonus in the sole discretion of the Chief Executive Officer and Mr. Flury is entitled to compensation at the rate of $137,500 per year and a bonus commensurate with his performance and that of I-Link. Each such employee may participate in fringe benefits, deferred compensation, stock benefits and option plans of the Company. In addition, under the term of their respective employment agreements, each of Mr. Ryser and Mr. Flury is entitled to options to purchase 250,000 shares of Common Stock of the Company exercisable at an exercise price equal to the closing bid price of the date of the employment agreement. Options issuable to Mr. Ryser to purchase 25,000 shares vest immediately and the remaining options will vest in quarterly increments of 20,455 commencing January 1, 1997. Options issuable to Mr. Flury to purchase 41,666 shares vest six months from the date of the employment agreement and the remaining options will vest in quarterly increments of 20,833. In the event of a change of control or upon termination of the employment agreement by the Company without cause, all options shall thereupon be fully vested and immediately exercisable. In the event of termination by the Company other than for "cause" (as defined in the agreement), the Company is required to pay Mr. Ryser or Mr. Flury, as the case may be, a lump sum severance payment equal to one year's then current salary and bonus for that respective year. Each of the employment agreements contains confidentiality and non-competition provisions.

In September 1996, the Company advanced the sum of $685,000 to Family Telecommunications, Inc. ("FTI") to be utilized by FTI to acquire from Harris Corporation, certain items of telecommunications equipment consisting of telecommunication switches known as "Harris switches". FTI is an authorized Harris reseller and was able to obtain favorable pricing for these switches. These Harris switches are included in the equipment covered by the IBM operating lease, and IBM will pay FTI for the switches as a vendor and lease them to I-Link. FTI will then return the funds to I-Link. The majority owner of FTI is Robert W. Edwards, a brother of John Edwards, I-Link's President and CEO.

In September 1996, John Edwards, President and Chief Executive Officer of I-Link, was elected President and Chief Executive Officer of the Company, Clay Wilkes, Chief Technical Officer of I-Link, was elected Chairman of the Board of the Company, and Karl S. Ryser, Jr., Chief Financial Officer of I-Link, was elected Treasurer of the Company.

In August 1996, Commonwealth Associates, the Placement Agent for the Company's offering of Class C Preferred Stock and 8% Convertible Notes, designated Joseph Cohen as its nominee for election to the Board of Directors and Michael Falk, an affiliate of Commonwealth Associates, as a non-voting advisor to the Board of Directors. Commonwealth Associates was also granted, in connection with such offering, the right to approve the Company's selection of a second outside director to be nominated for election at the next annual or special meeting of stockholders. Mr. Cohen serves as a Class II Director of the Company and a member of the Compensation and Audit Committees of the Board of Directors. The Company has agreed to issue options to purchase 64,000 shares of Common Stock to Mr. Cohen, exercisable at the fair market value of the Common Stock on September 30, 1996. Of such options, 24,000 vest and become exercisable immediately upon grant, and 20,000 shall vest and become exercisable on the first anniversary of the grant, and 20,000 shall vest and become exercisable on the second anniversary of the grant.

In August 1996, William Flury, Vice President of Sales & Marketing of I-Link loaned I-Link the sum of $100,000. The loan plus a loan origination fee of $5,000 was paid in September 1996. In connection with such loan, the Company issued Mr. Flury a warrant to purchase 5,000 shares of Common Stock for two years at $2.50 per share. The funds from the loan were used to general working capital purposes of I-Link.

In August 1996, John Edwards, President and Chief Executive Officer of I-Link, loaned I-Link the sum of $131,250 (including a $6,250 original issued discount), which sums were paid in August 1996. In connection with such loan, the Company issued Mr. Edwards a warrant to purchase 25,000 shares of Common Stock for two years at $4.875 per share. Funds from the loan were used to pay a $100,000 payment due to AT&T and for general working capital purposes of I-Link.

On April 29, 1996, the Company was notified that I-Link was in breach of its contractual obligation to make payments to Spyglass. Spyglass provides software licenses to I-Link. I-Link was obligated to pay Spyglass Initial and Quarterly Minimum License Fees in the amount of $45,000 and $63,750, respectively no later than 30 days subsequent to the end of each calendar quarter that the payments were due. Total indebtedness claimed by Spyglass is $370,000, inclusive of late payment fees. The Company was notified by Spyglass that it claims the right to terminate the agreement in its entirety in the event the breach of the agreement is not cured within 30 days. In October 1996, I-Link satisfied the obligation with Spyglass.

On April 8, 1996, I-Link entered into a three year Employment Agreement with John Edwards. Pursuant to the terms of the Employment Agreement, Mr. Edwards will be employed as the Chief Executive Officer and a Director of I-Link, and will be required to devote substantially all of his working time to the business and affairs of I-Link. Mr. Edwards is entitled under his Employment Agreement to receive compensation at the rate of $175,000 per year and is entitled to a profitability bonus in the discretion of the I-Link Board of Directors and to participate in fringe benefits of the Company as are generally provided to Executive Officers. In addition, Mr. Edwards is entitled to receive an option to purchase 1 million shares of Common Stock of the Company at an exercise price of $7.00. Of such options, 83,333 vest and become exercisable upon the first calendar day of each quarter for the 12 quarters after April 8, 1996. In the event of termination by I-Link or in the event of a "Change in Control" (as defined in the agreement), Mr. Edwards is entitled to receive, as liquidated damages and severance pay, an amount equal to the monthly capital and Compensation (as defined in the agreement) for the remaining term of the agreement. The agreement contains non-competition and confidentiality provisions. Mr. Edwards agreed to amend his contract, effective August 21, 1996 to reduce his salary from $175,000 to $96,000; and in consideration of the salary reduction, the Company agreed to grant him options to purchase 250,000 shares of Common Stock at an exercise price of $4.875 per share.

Item 6(a) - Exhibits
                                                                         Page
    11     Statement regarding computation of earnings per common share.  11.1
    27     Financial Data Schedule                                        27.1

Item 6(b) - Reports on Form 8-K

A report on Form 8-K, dated August 27, 1996, was filed by the Company appending an updated statement of risk factors and an updated statement of the business of its subsidiary, I-Link Worldwide, Inc.

A report on Form 8-K, dated September 6, 1996, was filed by the Company regarding the completion of a private offering of its Class C Convertible Cumulative Redeemable Preferred Stock, the issuance of promissory notes, the release of Common Stock held in escrow for the benefit of ILINK, Ltd. and the conversion of certain portions of promissory notes into the Company's Common Stock. This report included pro forma financial statements of the Company giving effect to the reported transactions.

                                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                     MEDCROSS, INC.
                                                     (Registrant)




Date: November 14, 1996                      By: /s/ John Edwards
                                                 John Edwards
                                                 President, Chief Executive
                                                 Officer, Acting Chief
                                                 Financial Officer