Form 10QSB/A
period 1996-06-30
MEDCROSS INC
filed 1996-12-13
CIK 849145

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

In February 1996, a holder of Class A Preferred Stock converted 40,000 shares into 978,891 shares of Common Stock.

In April 1996, holders of promissory notes issued by the Company in February 1996 converted $10,000 in the aggregate into 140,000 shares of Common Stock.

In June 1996, holders of certain promissory notes issued by the Company in June 1993 converted $180,542 in the aggregate into 64,372 shares of Common Stock.

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


Note 8 - Lease Commitments

I-Link leases approximately 1,500 square feet of space, which housed its corporate offices in Austin, Texas. Such lease has a term of three years, which is scheduled to expire on November 30, 1997 but which I-Link is negotiating to terminate. Pursuant to the terms of such lease, I-Link pays rent on a monthly basis of $1,740. I-Link has recently entered into a ten-month lease for 5,000 square feet of space in Austin, Texas, which housed its corporate offices. Pursuant to such lease, I-Link will pay rent of $5,000 per month. I-Link also leases several other spaces to house its POPs throughout the United States.
Such spaces vary in size and are rented on a month-to-month basis.

I-Link currently leases and occupies approximately 6,500 square feet of office space, in Draper Utah, pursuant to a commercial lease dated May 21, 1996, with an unrelated third party. The initial lease term is five years commencing on July 8, 1996 at a base rent of $5,451 per month. In addition, I-Link will be responsible for certain improvements to such facilities above $97,120.

Note 9 - Geographic Segment Information

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




                                                       MEDCROSS, INC.
                                                       (Registrant)




Date: December 12, 1996                           By:  /s/ JOHN EDWARDS

                                                     John Edwards
                                                     President, Chief Executive
                                                       Officer