Form 10KSB
period 1996-12-31
MEDCROSS INC
filed 1997-04-15
CIK 849145

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
                      [X]  ANNUAL REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                      [_]  TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-17973

                           -------------------------

                                 MEDCROSS, INC.
                 (Name of small business issuer in its charter)

             Florida                                           52-2291344
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

 13751 S. Wadsworth Park Drive, Suite 200, Draper, UT 84020 (801/576-5000)
          (Address and telephone number of principal executive offices)

                           -------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.007 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.   Yes       No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [_]

The Registrant's revenues for its most recent fiscal year totaled $2,383,076.

The aggregate market value of Common Stock held by non-affiliates based upon the closing bid price on March 11, 1997, as reported by NASDAQ, was approximately $18,000,625.

As of March 11, 1997, there were 11,607,597 shares of Medcross, Inc. Common Stock, $.007 par value, outstanding.

Transitional Small Business Disclosure Format:    Yes  [_]        No  [X]

Item 1. Description of Business.

                      Business of I-Link Worldwide, Inc.

Overview

     I-Link Worldwide Inc. ("I-Link") is a wholly owned subsidiary of Medcross, Inc.("Medcross" or the "Company") through which the primary business of Medcross is carried out. I-Link is in the business of delivering communications capabilities to business and residential customers via both a proprietary data communication network established by I-Link that operates in the same manner as the Internet (the "I-Link Intranet") and existing switched telecommunications networks. I-Link seeks to provide communications solutions and enhanced capabilities to existing users of traditional telecommunications services, at substantial cost savings to its customers through utilization of the I-Link Intranet and other existing data communications networks, as well as through volume purchasing of capacity on traditional switched telecommunications networks for "off-net" (off Intranet) traffic. I-Link has developed patent-pending technology and has deployed a national network infrastructure of communications equipment and dedicated lines that will enable it to route traditional telecommunications services over the I-Link Intranet in a manner that is transparent to the user, utilizing the user's existing telecommunications equipment.

     With its acquisition of Family Telecommunications Incorporated ("FTI"), a regional long-distance telecommunications carrier with nation-wide delivery of telecommunications services over traditional switched telecommunications networks, the Company in January 1997 launched its marketing efforts and began to obtain customers for its long-distance telecommunications services through I-Link. Through its marketing activities and through strategic acquisitions of existing customer bases, I-Link will aggressively seek to enlarge its overall customer base. The I-Link services will initially be delivered across existing switched telecommunications networks; then, as I-Link's Intranet technology becomes fully deployable and reaches targeted customer-base size in given geographic areas, customer traffic in those areas will be moved from the traditional switched telecommunications networks to the network of dedicated lines I-Link has established and over which its proprietary technology is deployed (the "I-Link Intranet"). The move from the traditional switched telecommunications network to the I-Link Intranet will be transparent to the customer and will result in a significant reduction in the cost of delivering the services, both increasing profitability and permitting I-Link to offer increased savings to its customers, as well as differentiating I-Link and its services in a highly commoditized market. I-Link believes this strategy of building customer bases in geographic areas on traditional switched networks and transitioning the traffic to the I-Link Intranet as the size of the customer base increases will result in the most cost effective nation-wide deployment of the I-Link Intranet.

     I-Link's primary business communications products are marketed under the names "Fax4Less(TM)" and "Fone4Less(TM)." Currently, these products are delivered over the traditional switched telephone network at discounted pricing levels based upon existing contracts with AT&T and MCI. As the I-Link Intranet is deployed, these products will be delivered across the I-Link Intranet at significantly reduced cost levels. The following is a description of how these products are delivered utilizing the I-Link Intranet and technology.

     Fone4Less(TM) and Fax4Less(TM) (the "Products") enable the user to utilize its existing telephone and fax machine to call or send a fax long-distance to its ultimate destination with a significant savings on long-distance telephone charges. Transmission takes place primarily via flat rate-based data lines which comprise the I-Link Intranet such as those found on the Internet. No special telephone or fax equipment is required for the user. The person who receives the call or fax does not need to be a subscriber to the Products and does not need any equipment other than a conventional telephone or fax machine to receive the call or fax. The call and fax arrive in the same amount of time, and the fax in the same form, as with a conventional telephone/fax transmission.

     I-Link will pursue a multi-tiered infrastructure strategy. In some cases, I-Link will establish its own local site. In others, I-Link will partner with nationally recognized telephone service resellers and Internet Service

Providers ("ISPs"), incenting those organizations to provide the needed local site consistent with I-Link's service requirements. I-Link will establish its own local sites incrementally as business needs dictate. Installation of the local site is a simple process involving pre-configured Communication Engines (consisting of Computer and Networking hardware and proprietary software) and communications lines.

     I-Link will use I-Link Intranet Operations Centers ("NOCs") to monitor and maintain the I-Link Intranet. Successful management of the I-Link Intranet is critical to providing the highest level of support.

     The Communication Engine(TM) represents I-Link's method-patent pending technology. This technology enables a conventional telephone or fax machine to communicate with another conventional telephone or fax machine via I-Link's proprietary Intranet (a data communication network similar to the Internet), that utilizes the TCP/IP communications protocol. TCP/IP is the communications protocol that allows a computer to access and communicate over data communication networks such as the I-Link Intranet as well as the Internet. Communication Engines are located at I-Link local sites which cover strategic local dialing areas and provide the service infrastructure. Thus, cost for the transmission is the user's cost of a local call plus access to the I-Link Intranet, similar to current computer access to the Internet.

     By way of illustration, a subscriber in New York wishing to call or send a fax from New York to Houston simply dials the desired number in Houston. The call or fax is immediately and transparently routed to a local Communication Engine located at I-Link's New York site. The New York Communication Engine receives the call or fax, then routes it for delivery by area code and local exchange prefix to the appropriate Communication Engine in Houston via the I-Link Intranet. A local phone call to the recipient telephone or fax machine is placed by the Houston Communication Engine, and the call or fax is delivered. A report of the transaction, including notification of receipt and/or any error handling, is sent to the New York subscriber.

     The Methodology. I-Link's Products are founded on method-patent pending technology that allows conventional telephones and fax machines to communicate via TCP/IP driven networks. This means that devices such as telephones or fax machines can be used as they currently are used, but users will no longer need to access communications lines that charge distance-based rates. A subscriber can call or transmit faxes via the I-Link Intranet outside local dialing areas for the cost of a local call. This technology is housed in an I-Link Communication Engine at an I-Link local site. In addition to connecting devices, the engine provides self-diagnostic software designed to prevent service failure. And, it stores data and statistics on account information and system usage, allowing I-Link to immediately monitor capacity and enhance functionality.

     The I-Link Network receives traffic from the public switched telephone network ("PSTN") as a TDM stream (time division multiplexing) and converts it to IP (internet/intranet protocol) data packets. The data is converted from the PCM (pulse code modulation) format standard to traditional telephony to an I-Link proprietary coding. The I-Link proprietary coding can distinguish among and handles voice, fax and modem communications differently. Voice is compressed using a voice coder or codec, fax and modem traffic are demodulated/modulated. The data can then be stored (such as recording a message), altered (as in changing a fax call from 14400 BPS to 9600 BPS) or redistributed to multiple recipients (as in the case of conferencing).

     Technological Advantages. I-Link's fax transmission method provides several technological advantages over traditional point-to-point transmission. Some of these advantages are discussed below.

            It maximizes fax machine capabilities. In point-to-point fax methodology, fax transmission speed is limited by the sometimes weak long-distance connection as well as the slower of the baud rates between the two fax machines. The Communication Engine allows the transmitting fax machine to operate at its maximum transmission speed irrespective of the capabilities of the fax machine receiving the transmission.

            It allows for reporting and archiving. Not all fax machines have reporting capabilities. Since the Communication Engine handles the transmission, it creates and sends reports. Also, it can archive electronic copies of faxes. If desired, faxes can be retrieved to provide a history of a fax communication.

            It provides a base for other services. Once stored, the electronic data can be sent to a variety of types of (and number of) recipients.

Market Opportunities

     Virtually every home and business in the United States today utilizes long-distance telephone services. Even though competition between the various providers of long-distance telephone services is intense, I-Link believes the significant cost savings that can be achieved through the deployment and implementation of the I-LINK Network and technology, together with additional enhanced services that can be offered to the customer by virtue of the I-Link Intranet and technology, will make I-Link highly competitive in this marketplace. I-Link intends to target the residential customer and businesses for its "I-Link" branded Products by means of a nationwide, multi-level marketing and sales program. Marketing and sales of the "I-Link" branded products to business users will be carried out by traditional sales agents. I-Link will wholesale its products on a non-branded basis to various distributors, aggregators, resellers and member organizations that then resell the products to both residential and business end-users. I-Link will also lease excess capacity on its network to long-distance carriers.

     I-Link believes there are an estimated 3.5 million fax machines in use in the United States today, the users of which incur long-distance charges of an average of $500 or more per machine per month, 3.5 million fax machines that average $200 per month in long-distance charges and 11 million fax machines that average $100 or less per month. Those users represent I-Link's initial target market. The long-distance fax market has been estimated to be a $30 billion market in the United States alone.

     Opportunity to Provide Substantial Savings to Users. Utilization of the products will afford the opportunity to substantially reduce the long-distance telephone and data transmission charges presently borne by the current user of long-distance telephone and fax services. Charges for the use of land-line networks traditionally utilized in long-distance telecommunications are generally based on time and distance, often resulting in substantial long-distance charges. In contrast, the charges associated with the new data communications networks (such as I-Link's Intranet and the Internet) are generally fixed.

     Integration of Distinct Networks. There are currently a number of distinct information transmission networks. Telephone, cable, wireless, and private and public networks are primary examples. Technologies supporting these networks will continue to integrate and evolve, allowing for previously unavailable opportunities for information distribution and access. The current business infrastructure presents impediments to the easy use of those networks. For example, in the fax industry there is a proliferation of fax or fax-like communication technologies, including fax machines, fax servers, fax software and e-mail. But these technologies are not well integrated; a party wishing to send information to others may have to format and send the data several different ways depending on the messaging equipment and systems available to the recipients.

     Opportunity to Deliver Enhanced Capabilities. The TCP/IP networking protocol and new transmission media such as are often associated with a data communications network such as I-Link's Intranet or the Internet ("Data Communications Network") offer the possibility of substantially reduced cost and improved data communication. However, as highlighted above, telephones and fax machines are not TCP/IP-enabled. In the past, in order to take full advantage of the TCP/IP protocol and the data communications network, users first must own or have access to a computer, and then obtain access to the Data Communications Network. Therefore, telephones and fax machines have utilized traditional land-line telecommunications networks to transmit their voice and data. Charges for the use of those traditional networks are generally based on time and distance, often resulting in high long-distance charges. In contrast, the charges associated with the new Data Communications Networks are generally fixed.

     Market Response. Many of the responses seen in the marketplace to the opportunities discussed above are problematic in that they are often computer-oriented. Solutions typically require that a user (i) own a personal computer;
(ii) have access to a Data Communications Network; and (iii) have software compatible with software other users own. This significantly limits the market for the solution. Moreover, the responses often follow a product approach rather than a service approach. The product approach, usually modeled after the same approach followed by computer software vendors, imposes further requirements on the user. The approach requires version management, with users required to ensure that their software is current; it requires training, and re-training as procedures change; and gives a customer an interface-driven product that often has more capacity than a user needs. I-Link's strategic response to the market is to provide, above all, a true service-based approach, providing customers access to a Data Communications Network via their existing telephones and fax machines and offering an array of enhanced services.

The Residential Market

     I-Link has targeted all residential users, initially throughout North America, through the establishment and implementation of a multi-level marketing and sales program, providing individuals the opportunity to earn commissions on the sale of the Products to their neighbors and acquaintances. A large amount of interest in I-Link and its Products has been generated throughout the multi-level, network marketing industry, and I-Link believes a significant market opportunity exists through the exploitation of this marketing and sales channel to reach a large number of potential residential customers. Currently, I-Link is organizing its multi-level sales operation and expects to commence actively marketing in this channel in the spring of 1997.

The Business Market

     Management of I-Link categorizes its domestic and international target user markets as follows: (i) small and medium sized businesses (less than 500 employees); (ii) large businesses (500 or more employees); and (iii) vertical markets. I-Link's primary target market consists of small and medium sized businesses.

     Small and Medium-Sized Businesses. Small and medium-sized businesses often have a difficult time obtaining and using technology. Typically, they lack the resources and/or expertise needed to obtain strategic advantage from state-of-the-art technology. Although I-Link defines small and medium-sized businesses as businesses with less than 500 employees, it is also important to note that departments or offices within larger businesses may also be placed in this category. Larger businesses can dedicate resources and/or funds to technology customization or even technology development. Smaller businesses often must accept off-the-shelf solutions designed for general use. Ultimately, per-fax costs are typically higher for smaller businesses. I-Link believes that its services are of significant strategic advantage to small businesses. Without having to adopt new technology or procedures, small and medium-sized businesses can immediately save money crucial to their bottom line.

     Large Businesses and High-End National Accounts. Large businesses and high-end national accounts (Fortune 2000) have significant fax traffic. These businesses may utilize equipment and technologies that counter long-distance costs. However, I-Link expects to profit from targeting such businesses. For example, I-Link believes many of these businesses presently incur monthly land-line long-distance telephone charges of $800 to $1,200 per fax machine. Management believes those businesses could realize substantial savings from I-Link's services.

Distribution Plan

     I-Link will target the following distribution methods: (i) multi-level marketing and sales program; (ii) direct sales utilizing independent sales agents; (iii) selling through independent telephone company, or "Telco", resellers; (iv) acquisition of smaller carriers with established customer bases;
(v) selling through Internet service providers ("ISPs"); (vi) selling through cable/broadcasting companies; (vii) selling through direct sales organizations; (viii) direct sales to top national accounts and vertical market resellers ("VMRs"); (ix) COMDEX channels; (x) leveraging OEM channels; and (xi) telemarketing/telesales.

     Multi-Level Marketing and Sales Program. I-Link has targeted all residential and business users, initially throughout North America, through the establishment and implementation of a multi-level marketing and sales program, providing individuals the opportunity to earn commissions on the sale of the products to their neighbors and acquaintances. A large amount of interest in I-Link and its products has been generated throughout the multi-level, network marketing industry, and I-Link believes a significant market opportunity exists through the exploitation of this marketing and sales channel to reach a large number of potential residential customers. Currently, I-Link is organizing its multi-level sales operation and expects to commence actively marketing in this channel in the spring of 1997.

     Direct Sales. I-Link intends to utilize independent sales agents for direct sales of I-Link's products on a commission basis.

     Reselling. It is I-Link's intention to offer telephone service resellers, cable and broadcast companies, ISPs and direct sales organizations significant partnering opportunities. In January 1997 I-Link entered into a reseller agreement with WealthNet Corporation ("WealthNet") (a co-op member organization) under the terms of which I-Link sells its products and services to WealthNet and WealthNet markets and resells these products and services to its members and potential WealthNet members. Other reseller agreements are currently in negotiation. By adding I-Link services to their current list of services, these potential partners enhance their competitive position in highly competitive and increasingly fragmented markets.

     Acquisition of Smaller Carriers. In January 1997, the Company acquired FTI, a regional long-distance carrier with an established customer base in excess of 17,000, in a stock-only transaction. This acquisition brought to I-Link an existing customer base, useful facilities and established industry relationships, and afforded FTI the means to differentiate and enhance the products and services it could offer to existing and potential customers in a highly competitive marketplace. I-Link believes that there exist numerous other local and regional carriers with established customer bases and facilities that could be acquired in the same manner. I-Link intends to continue to seek out these opportunities provided it is able to negotiate terms that are in the Company's best interest.

     COMDEX Channels. Suppliers of telecommunications equipment, such as office equipment stores, computer dealers, and office supply superstores represent a direct interface to many targeted I-Link customers. For example, over 20% of fax machines are purchased from office equipment dealers or supply superstores. This represents a significant, well-established channel for I-Link. I-Link can also create a fax driver that allows a customer to both subscribe to I-Link's service and interface with existing fax software. This gives I-Link a "fax service in a box" capability and a shelf presence.

     OEM Channel. Market building with OEMs (original equipment manufacturers) also represents significant opportunity to I-Link. Sales incentives will motivate OEMs to provide a highly targeted marketing channel for I-Link campaigns.

     Telemarketing. I-Link will utilize the telemarketing and telesales channel employed by many service providers. As in the example of current business communications providers, I-Link will directly contact customers in strategic markets, stressing the significant cost benefits associated with I-Link services while fielding sales inquiries derived from advertising.

Technology Issues

     I-Link has established Communication Engines at strategic locations in the United States to allow subscribers to access I-Link's network locally, and intends to continue to establish Communication Engines in other strategic locations both in North America and worldwide as the customer base warrants. The I-Link

Intranet is a high-speed interconnected network of Communication Engines. I-Link has created this network by leasing high-speed data lines and/or partnering with existing communications and Internet service entities that currently provide access to such lines.

     Capacity. Capacity, or lack thereof, is a frequently discussed topic with regard to data transmission via Data Communications Networks such as the Internet. "Slow service" resulting from inadequate capacity is one of the common complaints among Internet users. Capacity is a function of "bandwidth" on the network or the ability of the infrastructure to carry potentially large amounts of data to and from large numbers of users.

     The I-Link Intranet is leased from large IXC's with rigorous performance standards and managed by I-Link. Management believes I-Link has the ability to monitor and manage all of its network capacity. I-Link Communication Engines monitor and store statistical capacity-related data. Transmission locations, transmission size, and transmission times are easily stored and accessed by the I-Link Intranet. An NOC monitors data and can immediately detect when utilization levels are high. I-Link can then add capacity as needed. Because I-Link data is associated with specific capabilities (e.g., faxes) and is transmitted between (and encoded and decoded by) I-Link Communication Engines, the type and purpose of the data is well understood and "overhead" bandwidth needs are better addressed. Data segmentation gives the Communication Engines additional ability to maximize capacity. As a result I-Link uses bandwidth up to four times as efficiently as traditional telephony and fax systems do over the same medium.

     Security. Security is a major concern associated with data transmission across Data Communications Networks. I-Link controls the routing of data from one Communication Engine to another. Management believes that I-Link's system provides a measure of security that actually makes phone and fax transmission more secure than using traditional facsimile methods.

Competition

     The market for business communications services is extremely competitive. I-Link believes that its ability to compete in I-Link's business successfully will depend upon a number of factors, including the pricing policies of competitors and suppliers; the capacity, reliability, availability and security of the I-Link Intranet infrastructure; market presence and channel development; the timing of introductions of new products and services into the industry; ease of access to and navigation of the Internet or other such Data Communication Networks; I-Link's ability in the future to support existing and emerging industry standards; I-Link's ability to balance network demand with the fixed expenses associated with network capacity; and industry and general economic trends.

     While I-Link believes there is currently no competitor in the North American market providing the same capabilities in the same manner as I-Link will offer utilizing the I-Link Intranet, there are many companies that offer business communications services, and therefore compete with I-Link at some level. These range from large telecommunications companies and carriers such as AT&T, MCI, Sprint and LDDS/WorldCom, to smaller, regional resellers of telephone line access. These companies, as well as others, including manufacturers of hardware and software utilized in the business communications industry, could in the future develop products and services that compete with those of I-Link on a more direct basis. These entities are far better capitalized than I-Link and control significant market share in their respective industry segments. In addition, there may be other businesses that are attempting to introduce products similar to I-Link's for the transmission of business information over the Internet. There is no assurance that I-Link will be able to successfully compete with these market participants.

Government Regulation

General. Traditionally, the Federal Communications Commission (the "FCC") has sought to encourage the development of enhanced services as well as Internet-based services by keeping such activities free of unnecessary regulation and government influence. Specifically in the area of telecommunications policy and the use of the Internet, the FCC has refused to regulate most online information services under the rules that apply to telephone companies. This approach is consistent with the passage of the Telecommunications Act of 1996 ("1996 Act") which expresses a Congressional intent "to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by Federal or State regulation."

Federal. The FCC does not regulate value-added networks ("VANs"), software or computer equipment that offer customers the ability to transport data or voice messages over telecommunications facilities. By definition, VAN operators purchase transmission facilities from "facilities-based" carriers and resell them packaged with packet transmission and protocol conversion services. Under current rules, such operators are excluded from regulation that applies to "telecommunications carriers" under Title II of the Communications Act.

     In the wake of the 1996 Act, however, the Commission is revisiting many of its past decisions and could impose common carrier regulation on the transport and telecommunications facilities used to provide telecommunications services as a part of an enhanced or information service package. The FCC also may conclude that I-LINK's protocol conversions, computer processing and interaction with customer-supplied information are no longer insufficient to afford the Company the benefits of the "enhanced service" classification, and thereby may seek to regulate the Company as a common carrier/telecommunications service provider. While there are no present indications that the FCC plans to make either of these determinations, such decisions are within the agency's statutory discretion and could affect the manner in which the Company conducts its business.

     To the extent I-LINK customers move their services off the facilities of existing long distance carriers, and increase their reliance on the Internet for transmission, I-LINK will continue to enjoy minimal federal regulation under current rules. Historically, the FCC has not regulated companies that provide the software and hardware for Internet telephony, or other Internet data functions, as common carriers or telecommunications service providers.
Moreover, the FCC recently concluded that information and enhanced service providers are not required to contribute to federal universal service funding mechanisms.

     Notwithstanding the current state of the rules, the FCC's theoretical jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which the FCC has long-standing authority. The FCC's existing framework for "enhanced services" confirms that the FCC has authority to regulate these services, but provides that carrier-type regulation would not serve the public interest. Only recently has this general approach been questioned within the industry.

     In March 1996, for instance, America's Carriers Telecommunications Association ("ACTA"), a trade association primarily comprised of small and medium-size interexchange carriers, filed a petition with the FCC asking that the FCC regulate Internet telephony. ACTA argued that providers of software that enable real-time voice communications over the Internet should be treated as common carriers and subject to the regulatory requirements of Title II of the Communications Act. The Commission sought comment on the request and has not yet issued its decision.

     Any FCC determination that Internet-based service providers, should be subject to some level of Title II regulation could affect the manner in which I-LINK operates, to the extent it utilizes the Internet to provide facsimile or voice capabilities, as well as the costs of complying with federal common carrier requirements. With the passage of the 1996 Act, the precise dividing line or overlap between "telecommunications" and "information" services as applied to Internet-based service providers is uncertain. Consequently, I-LINK's activities may be subject to evolving rules as the Commission addresses novel questions presented by the increased use of the Internet to offer services that appear functionally similar to traditionally-regulated telecommunications services. At this time, it is impossible to determine what effect, if any, such regulations may have on the future operation of the Company.

State. While states generally have declined to regulate enhanced services, their ability to regulate the provision of intrastate enhanced services remains uncertain. The FCC originally intended to preempt state regulation of enhanced service providers, but intervening case law has cast doubt on the earlier decision. Moreover, some states have continued to regulate particular aspects of enhanced services in limited circumstances, e.g., to the extent they are provided by incumbent local exchange carriers.

     Whether the states within which I-LINK makes its Fax4Less and Fone4Less capabilities available will seek to regulate I-LINK's activities as a tele-unications carrier will depend largely on whether the states determine that there is a need for or other public benefits of such regulation. The staff of the Nebraska Public Service Commission, for example, recently informally concluded that an Internet telephony gateway service operated by a Nebraska Internet Service Provider was required to obtain state authority to operate as a telecommunications carrier. The FCC has authority to preempt state regulation that impedes competition; it has not, however, had occasion to consider this or similar decisions. Under certain circumstances, the FCC may have occasion to preempt state regulation. This issue has not yet been squarely placed before the Commission for resolution.


               BUSINESS OF FAMILY TELECOMMUNICATIONS INCORPORATED

     Family Telecommunications Incorporated ("FTI") is a long-distance telecommunications carrier that provides long-distance service to most states of the United States. In January 1997 FTI was acquired by the Company in a share exchange transaction. Through this acquisition FTI provided the Company with an existing customer base in excess of 17,000 and, through FTI's contractual agreements with MCI Telecommunications Corporation ("MCI") and telephone facilities and equipment owned and operated by FTI, access to the switched telephone network at favorable rates. Access to the switched telephone network is a necessary component of the I-Link Intranet in order for phone and fax transmissions to be routed to destinations in lesser populated geographic areas that are not serviced by one of I-Link's Communication Engines, which the Company estimates encompasses approximately 15% to 20% of users nationwide. In addition, the access to the switched telephone network at favorable pricing that FTI affords to I-Link permits I-Link to rapidly develop and expand its customer bases in given geographic areas across the switched telephone network until such time as management determines the size of the customer base and the capacity and timing of the deployment of the I-Link Intranet in the area can support the transfer of the customers from the switched telephone network to the I-Link Intranet.

     FTI was incorporated under the laws of the state of Utah in 1996, and maintains its principal place of business in Phoenix, Arizona. FTI also maintains facilities in Salt Lake City, Utah. Through its Carrier Agreement with MCI, FTI provides 1-plus long-distance service, 800/888, worldwide calling card service, worldwide prepaid phone card service, long-distance cellular phone service, data line service and T-span service. By accessing the MCI network, services are available to telephone users in the 48 continental states. FTI is now in the process of obtaining state approval to offer its services in Alaska and Hawaii. Customers using Bell South, Bell Atlantic, Ameritech, GTE Corp., NYNEX Corp., Pacific Telesis Group, US West, Southwestern Bell, Sprint United LTD, SNET, ALLTEL Corp., Rochester Telephone Corp., Cincinnati Bell Telephone, and Citizens as their local telephone company are being offered the FTI long-distance programs. This represents approximately

97% of all telephone lines in the United States; however, there can be no assurance FTI will be successful in attracting new customers or increasing its market share.

     FTI is a switchless reseller (having no equipment) in all states but Utah and Arizona. In Utah and Arizona, FTI provides service through a pair of HARRIS 20-20 switches. This allows FTI to offer additional services in its home state and surrounding states, and to offer specialized services, including a variety of customized 800/888 services, voice mail, voice inter-active services, debit cards, travel cards and other customized services to its entire customer base.

Telephony Industry Description & History

     The telecommunications industry today is an interconnected network consisting of four corporations (AT&T, MCI, Sprint and LDDS/WorldCom) that together control a significant majority of the interexchange market, and hundreds of smaller companies. In recent years, the industry has changed dramatically due to divestiture, deregulation, and technological innovation.

     For most of this century, the industry was divided between the Bell System, companies owned by or affiliated with AT&T, and the 1,600 or so local telephone independents, companies not affiliated with AT&T, but often components of large non-Bell holding companies. Although the independents served more geographic areas, the Bell System accounted for more than 80% of the telephones and provided most of the intermediate long-distance toll lines. In the 1970's, the picture began to change when several smaller companies began to offer long-distance services to customers in direct competition with AT&T, usually at lower prices. Due to this competition, the projected growth of the markets, and rapid technological changes, among other factors, the Department of Justice in 1974 filed an antitrust suit against AT&T alleging monopolistic practices. The settlement of the suit that occurred in January 1982 mandated that AT&T spin-off the local telephone companies into seven regional independent operating companies (the "Baby Bells") that would remain monopolies in their respective territories, but would be prohibited from selling long-distance services that crossed geographic bounderies, and permitted AT&T to keep its manufacturing, research and development, and interexchange assets. Beginning in 1984, the Baby Bells were required under the settlement to provide access to all long-distance carriers "equal in type, quality and price" to that provided to AT&T.

     The AT&T spin-off and the equal access regulation has enabled the long-distance telephone industry to experience significant growth. The telephone system that has been developed is referred to as a "switched network." In a switched network the phone call first goes from the terminal (the telephone, computer or printer) over local lines to a local switch (the local exchange). The telephone number dialed tells the switch whether the destination is inside or outside the exchange. If the call is directed to a phone within the exchange, the switch will send an electronic signal to the number being called. Once the phone is picked up, the connection is made. If the called number is outside the exchange, the switch will send the call signal over a trunk line to the switch in the correct exchange and that switch will signal the phone at the destination in order to make the connection. The central office is owned by the local phone company and contains switching equipment that is hardwired to every telephone in its area. In addition, it has trunk cables that connect the central office to other central offices. In a seven-digit telephone exchange number, the first three digits of every phone number designates the local area served by the central office. Several central offices, and, therefore, several exchange numbers, are grouped together to form calling areas serviced by the local phone company.

     Often the telephone call is a destination number that crosses a boundary between groups of central offices, known as the Local Access and Transport Area
(LATA). There are well over a hundred LATAs in the U.S. The area code dialed signals the local switch that an interexchange or inter-LATA or toll or long-distance call is to be terminated. The local switch then sends the call to a toll switch, which directs the call over toll, long-distance, or interexchange network lines to the toll switch at the destination city. That switch, in turn, directs the call to the proper local exchange switch which signals the phone at the number dialed. At present, most transmission on the local level is by means of copper wires, coaxial cable or fiber optics, but long-distance communication also takes place by means of wire cable, terrestrial or satellite radio, or by a combination of transmission media. The trend is to replace these other media with fiber optics for more flexible services.

     The most common method of making long-distance calls is to first dial a "1" plus the number to be called. The number includes an area code destination comprised of three digits, followed by the three digit telephone exchange and then the four digit location. The call goes first to the local phone company central office and then it is handed off to the long-distance carrier chosen by the customer. At the terminating end of the call, it is passed back to the local phone company in the terminating area code for completion. Both local telephone companies collect access charges from the long-distance carrier for these services. Whenever an interstate call is preceded by a "1" and an area code, the local phone company hands the call off to a long-distance carrier, who will complete the call. The local telephone company knows that a long-distance call must be handed off when the number dialed has ten digits.

     Although the telecommunications industry was originally developed to send electronic analog signals representing the speech pattern of the person talking, the industry is evolving from the analog pattern to a digital network. Digital lines provide higher quality service and, because of the computer technology, make it possible for switches and lines to handle many times more calls at one time than they could previously. The only significant part of the telephone system that is still analog today is from the end user's phone to the central telephone office.

      While a monumental step, the AT&T breakup and the creation of the independent Regional Bell Operating Companies ("RBOCs") originally did nothing more than reshape the existing ownership. Initially, the breakup left AT&T with a near monopoly on long-distance service. It was the requirement of "equal access" that led to the birth of a competitive long-distance market in the U.S. As part of the settlement, the Department of Justice required that the Bell Operating Companies (BOCs) offer their customers access to all long-distance or interexchange carriers ("IXCs"), not just AT&T. Under "equal access," the phone subscribers were given the opportunity to preselect the "long line" carrier of their choice and, thereafter, to obtain from their BOC automatic access to that preselected IXC.

      With deregulation and its concomitant "equal access" requirement, the number of independent long-distance carriers in the United States has grown from the handful existing ten years ago to over 600 IXCs today, which control close to one-half the market share in terms of long-distance or interexchange minutes. The bulk of the market capture was accomplished by MCI, Sprint and LDDS/WorldCom through extensive and mass advertising campaigns and the ability to offer service throughout the entire U.S. These three carriers have priced their product at approximately the same price or just below that of AT&T. The smaller carriers have captured only a small portion of this new market. Management believes this is largely due to two factors. The first is the inability to offer service throughout the U.S. Instead, most small carriers can only offer service to a small geographic location and thus have a limited number of customers from which to draw. The second reason is the lack of resources to commit to large advertising campaigns. The smaller carriers have captured market share basically by offering prices that are substantially below those of the largest four carriers.

     The FCC has extensive authority to regulate long-distance carriers and has the power to review requests for interstate rate changes and other aspects of a carrier's operations. It has generally not exercised this power to review changes in the domestic charges of the smaller carriers that compete with the big four. The FCC has generally allowed competition to be the determinant of the prices these small competitors charge. Moreover, except in certain circumstances, the FCC increasingly has sought to reduce the level of regulation on all interstate service providers, including AT&T.

     In recent years, the European Commission has opened Europe's nationalized telecommunications industry to free market competition. Much like the AT&T breakup, the operation of basic local telephone services has been left to each country's current national carrier, with "deregulation" focused on the more lucrative long-distance and value-added (e.g. data transmission) markets.

Competition in the Switched Network Market

     FTI's competition in the switched network market is all other long-distance providers. Due to the number of regional and local carriers, the number of competitors varies by geographic region. However, the principal competition is the big four carriers, AT&T, MCI, Sprint and local regional Bell Companies and LDDS/WorldCom. With these carriers controlling approximately the vast majority of the market share throughout the U.S., the majority of the potential customers to which FTI's products and services are marketed to are customers of one of these carriers. The competitive advantages these four largest carriers have are primarily pervasive nationwide networks, name recognition, operating histories, and substantial advertising resources.

Federal Regulation

     FTI competes in an industry that, to a large degree, continues to be regulated by federal and state governmental agencies. At approximately the same time as the required divestiture of the BOCs from AT&T in 1984, the FCC announced rules that were created to foster a self-regulating interstate telecommunications industry, relying upon competitive forces to keep rates and services in check.

     The FCC has regulatory jurisdiction over interstate and international telecommunications common carriers, including FTI. Since 1981, the FCC has sought to deregulate substantially the interstate activities of non-dominant interexchange carriers such as FTI. For instance, in addition to subjecting non-dominant carriers to streamlined regulation, on numerous occasions the FCC has attempted to exempt non-dominant carriers from federal tariffing requirements altogether. Most recently, the FCC sought to forebear from imposing tariffing requirements on the domestic telecommunications offerings of non-dominant carriers pursuant to Section 10 of the Communications Act, as amended by the Telecommunications Act of 1996 (the "1996 Act"). The FCC's order taking this action, however, was stayed by the United States Court of Appeals for the District of Columbia Circuit on February 13, 1997. FCC rules, therefore, continue to require interstate service providers to tariff their service offerings at the FCC.

     In addition to various annual filing requirements, interstate common carriers also are required by federal law to ensure that their rates are reasonable and do not discriminate unreasonably among and between similarly-situated customers. Moreover, facilities-based interstate carriers are subjected to additional reporting requirements not imposed on interstate service resellers.

Interstate Access Transport Proceeding

     In an effort to encourage competition in the provision of interstate access services, the FCC granted increased pricing flexibility to its LECs for "access transport" services. Access transport refers to the connection provided by LECs between long distance carriers' long distance facilities and the customer's telephone. These rate structures previously were designed such that local telephone companies assessed an equal charge per unit of access to all long distance carriers, regardless of the volume of local access that these long distance carriers independently generated. Under the new FCC pricing plan, adopted in the fall of 1993, local telephone companies were allowed to offer more cost effective access to those long distance carriers with very high access volumes in a particular local market. Accordingly, long distance carriers with lesser access requirements, such as FTI, could experience increases in their overall average access cost relative to larger competitors.

     The FCC pricing plan implemented in the fall of 1993 was set to expire in November 1995. In principle, the plan has been extended pending implementation of the 1996 Act. Consideration of these issues has been delayed as the FCC has sought to meet tight statutory deadlines imposed by the 1996 Act on other matters. The FCC, however, is in the process of reconsidering the federal access charge regime in a pending rulemaking proceeding. The Company is unable to predict the course and effect of the FCC's actions on this issue at this time.

Recent Legislation

     In February 1996, the Telecommunications Act of 1996 ("1996 Act") was signed into law. The purpose of the 1996 Act is to promote competition in all aspects of telecommunications. The 1996 Act requires telecommunications carriers to interconnect with other carriers and to provide for resale, number portability, dialing parity, access to rights-of-way and compensation for reciprocal traffic. Additionally, incumbent local exchange companies ("ILECs") are required to provide nondiscriminatory unbundled access, resale at wholesale rates and notice of changes that would affect interoperability of facilities and networks.

     In August 1996, the FCC adopted a national regulatory framework for implementing the local competition provisions of the 1996 Act, including adoption of rules delineating interconnection obligations of ILECs, unbundling requirements for ILEC network elements, requirements for access to local rights of way, dialing parity and telephone numbering and requirements for resale of and non-discriminatory access to ILEC services. In many instances, the FCC left the task of implementing the FCC's regulatory standards to the individual states. Numerous states and ILECs have appealed the FCC's decisions and a judicial determination of the legality of the FCC's interconnections rules is pending at the United States Court of Appeals of the Eighth Circuit and there is currently a stay in place on many of the FCC' interconnection rules promulgated under the 1996 Act. A reversal of the legality of the FCC's decisions could affect the development of local competition in the markets in which FTI operates, as well as the pricing of services of interest to FTI. It also could affect FTI's future plans to expand into new markets to the extent efficient interconnection to local facilities is required for competitive market entry.

     Pursuant to Section 254 of the 1996 Act, the FCC also recently initiated a rulemaking to establish a new federal universal service mechanism, and state authorities are revisiting the method by which universal service is funded. The proceeding will determine the extent to which interstate carriers will be required to contribute to federal universal service funds, as well as their ability to draw universal service support. Resolution of the issues raised in this proceeding will affect the cost of providing interstate service and the way FTI conducts its business.

     The 1996 Act also provides that RBOCs may provide long distance service upon enactment that is out-of-region or incidental to: (1) audio/video programming; (2) Internet for schools; (3) mobile services; (4) information or alarm services; and (5) telecommunications signaling. In order for a BOC to provide in-region long distance service, the Telecommunications Act requires the BOC to comply with a comprehensive competitive checklist and expands the role of the U.S. Department of Justice in the FCC's determination of whether the entry of a BOC into the competitive long distance market is in the public interest. Additionally, there must be a real facilities-based competitor for residential and business local telephone service (or the failure of the potential providers to request access) prior to a BOC providing in-region long distance service. BOCs must provide long distance services through a separate subsidiary of at least three years. Until the BOCs are allowed into long distance or three years have passed, long distance carriers with more than five (5) percent of the nation's access lines may not jointly market BOC resold local telephone service, and states may not require the BOCs to provide intraLATA dialing parity.

     Telecommunications companies also may provide video programming and cable operators may provide telephone service in the same service area. The Telecommunications Act prohibits telecommunications carriers and cable operators from acquiring more than ten (10) percent of each other, except in rural and other specified areas.

     The impact of the 1996 Act on FTI is unknown because a number of important implementation issues (such as the nature and extent of continued subsidiaries for local rates) still need to be decided by state or federal regulators. However, the 1996 Act offers opportunities as well as risks. The new competitive environment should lead to a reduction in local access fees, the largest single cost in providing long distance service today. For instance, as discussed above, the FCC has initiated a rulemaking to reform its system of interstate access charges to make the pricing of interstate access more compatible with the pricing principles of the 1996 Act and with federal and state actions to open local networks to competition. The FCC proceeding will affect the current pricing relationships between interstate carriers, such as FTI, and ILECs. Specifically, it will determine what is paid to the ILECs for access to their facilities and how it will be paid. While it is generally expected that access charges will decrease under the new rules, it is impossible to predict how the proposals may affect existing pricing relationships.

     Moreover, the removal of the long distance restrictions on the BOCs is not anticipated to have an immediate significant impact on FTI because of the substantial preconditions that must be met before the BOCs can provide most in-region long distance services. Nevertheless, the entry of these local telephone companies into long distance telecommunications services could result in new competition and there is a possibility that the local telephone companies will be able to use local access to gain a competitive advantage over other long distance providers such as FTI.

State Regulation

     In those states prohibiting intrastate resale, FTI may not engage in intrastate operations and in those states where intrastate resale is permitted (at least on an interLATA basis), FTI may be required to obtain state regulatory certification prior to commencing operations. As of December 31, 1996, FTI had received authorization to provide telecommunications services to its customers in approximately 34 states and is applying for authorization to provide telecommunications services to customers in other states. In addition, FTI is required to maintain on file at the state regulatory commissions in those states a tariff or schedule of its intrastate rates and charges. As FTI expands the geographic scope of its direct dial long distance business, it may be required to obtain additional state regulatory approvals to provide intrastate long distance services.

     Various state legislatures and public utility commissions are considering a variety of regulatory policy questions which could adversely affect FTI. At this time, however, it is impossible to determine what effect, if any, such regulations, including the cost of compliance with such regulations, may have on the operations of the Company.


                          BUSINESS OF MEDCROSS, INC.

Radiological Diagnostic Services

     The majority of the Company's revenue in 1996 and 1995 was derived from owning and operating outpatient diagnostic imaging facilities in Florida. This revenue was primarily generated from two subsidiaries operating magnetic resonance imaging ("MRI") facilities. The Company is considering the sale of such business in light of the Company's focus on the business of I-Link; however, no final decision has been made with respect to any such sale and there can be no assurance that such business will be sold.

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

     In June 1993, the Company purchased Waters Edge Scanning Associates, Ltd., renamed "Tampa MRI" after the acquisition. Serving the Tampa, Florida market, the acquisition of this facility was consistent with Medcross's "cluster approach" of operating multiple MRIs in a single market or adjacent markets. After the acquisition was complete, this MRI was upgraded for higher efficiency and better images and the facility was remodeled.

     In October 1994, the Company closed on the acquisition of a 75% ownership interest in Urological Ultrasound Services of Tampa Bay ("UUSTB") from Urology Ultrasound, Inc. Prior to the acquisition, the Company owned the other 25% ownership interest in UUSTB. The total consideration given for the 75% partnership interest was $168,162. The purchase price was determined by arms length negotiation and was paid in cash at the closing. The acquisition was accounted for under the purchase method of accounting. UUSTB was organized on September 9, 1987 and is in the business of providing mobile ultrasound services to urologic patients in west central Florida. When the Company acquired the 75% partnership interest in UUSTB from Urology Ultrasound, Inc., the partnership cased to exist. The Company immediately transferred all assets and liabilities of the partnership, except cash of $115,603, to Urological Ultrasound Services of Tampa Bay, Inc., a wholly owned subsidiary of the Company, formed for the purpose of this acquisition. Prior to the acquisition, the Company recorded its share of income and loss on its 25% ownership interest in UUSTB using the equity method. On May 1, 1995, the Company transferred all of the assets and certain liabilities of Urological Ultrasound Services of Tampa Bay, Inc. to Tampa MRI.

Regulatory and Legislative Developments

     The Company's medical diagnostic businesses are subject to federal law and various federal and state regulations. While the Company believes that its operations comply with applicable regulations, the Company has not sought or received interpretive rulings to that effect. Additionally, there can be no assurance that subsequent laws, subsequent changes in present laws or interpretation of laws will not adversely affect the Company's operations.

     During the past several years, there has been increasing pressure from federal and state regulatory and legislative bodies to prevent physicians from referring patients to diagnostic imaging facilities in which they have an ownership interest. Many prominent physicians, legislators, medical ethicists, and others feel that ownership of imaging facilities can impair a physician's judgment about the need for a diagnostic test. Studies have shown that physicians who have an ownership interest in imaging facilities tend to refer more patients for diagnostic testing than physicians who have no ownership interest.

     On the federal level, a physician self-referral bill, introduced by Representative Fortney "Pete" Stark, passed Congress and was signed by President Clinton in 1993. The bill bans physicians from referring Medicare patients to imaging and almost any other type of diagnostic or therapeutic outpatient medical facility in which they have an ownership or financial interest, effective January 1, 1995. Many states, including Florida, Illinois, Minnesota, New York, and New Jersey, have passed laws regarding physician self-referral. Some simply require disclosure of ownership, while others restrict physicians from referring to facilities in which they have an ownership interest.

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

     Several lawsuits have been filed by various providers against the State of Florida in both federal and state court alleging, among other things, that the fee cap provision violates the Equal Protection Clause of the U.S. Constitution and seeking to enjoin the state from enforcing the fee cap provision. In July 1992, the United States District Court for the Northern District of Florida granted a permanent injunction in a case entitled Panama City Medical Center, Ltd., et al. vs. Robert B. Williams, et al. (File No. 92-40198-WS). State of Florida appealed the decision granting the federal court injunction and, on February 15, 1994, the U.S. Court of Appeals for the Eleventh Circuit reversed the decision of the lower court, finding that the fee cap provision did not violate the Equal Protection Clause and ruling that the entry of the injunction was in error. A motion for rehearing filed in the action has been denied and a petition has been filed seeking appeal to the U.S. Supreme Court. On June 30, 1992, the Florida Circuit Court, Second Judicial Circuit, enjoined the State of Florida from enforcing the fee cap provision. The Company intervened as a party plaintiff in the state court action. An injunction has been obtained preventing the State of Florida from enforcing the fee cap. The State of Florida appealed the issuance of that injunction. However, the Florida Supreme Court has dismissed the appeal and the Circuit Court action has been dismissed.

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

     On March 20, 1995, the Florida Medicare Part B carrier issued a Final Local Medical Review Policy regarding procedures that can be billed by independent physiological laboratories ("IPL"), the classification of the Company's ultrasound operations. These changes do not allow the IPL's to receive reimbursement from Medicare for the procedures performed by the Company after April 30, 1995. On May 1, 1995, the Company transferred its ultrasound operations to Tampa MRI.

Health Care Industry Competition

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

Magnetic Resonance Imaging

     MRI is a multi-billion dollar industry that has rapidly gained acceptance by physicians throughout the nation. MRI is the imaging modality of choice for soft tissue in the head, neck and spine. Over 3,000 MRI units have been installed in hospitals, outpatient diagnostic imaging centers, physicians' offices, and in mobile vehicles. At an estimated average of $900 per procedure, the MRI market in the United States generates over $6 billion annually. New uses for MRI are continually being developed. MRI is being used to a greater degree than ever before to scan shoulders, knees, ankles, elbows, breasts, and even the cardiac system.

     The revenue from MRI services accounted for 70% of total revenue of the Company in 1996 and 1995. Contracts with two hospitals that accounted for 41% and 40% of the revenue from MRI services in 1996 and 1995, respectively, were due to expire on February 28, 1996. On December 5, 1995, the Company renewed the contracts with the two hospitals effective October 1, 1995. The agreements are substantially similar to the prior arrangements except with respect to a change in the minimum arrangement and a reduction in per patient charges. These contracts expired on February 28, 1997 and the Company intends to pursue the retail MRI segment of the market although there can be no assurance the Company will be able to do so.

     Many of the MRI systems placed into operation in the market area of the Company's existing MRI centers were purchased and operated by physicians. For some physicians, it was the only way to gain access to this expensive technology. For others, it was an opportunity to invest in a technology that they use to help diagnose their patients' medical problems. The Company competes for patient referrals from physicians with the other MRI centers located in its immediate market area. Because physicians can no longer refer to entities in which they have an ownership interest, the physicians have no financial predisposition to refer to a given center. The Company's ability to obtain referrals will be based upon the quality of its service and its ability to obtain contracts to treat managed care patients. Three new MRI centers have recently begun operations in the market area of Medcross Imaging, Ltd., which will have a significant effect on the Company's ability to pursue the retail MRI segment of the market. Tampa MRI has obtained over 40 managed care contracts during 1996. While this has reduced the average per-patient charges, it has increased the number of patients treated.

Ultrasound

     On May 1, 1995, the Company transferred all of its ultrasound operations to Tampa MRI. The ultrasound services are provided at each physician's office under the physician's direction. The Company is not looking to expand its operations outside of the current market area. There are two main competitors in the Company's market area. Management believes that it will maintain its referrals with the physicians offices and may even gain additional physician referrals through its marketing efforts.

Therapeutic Services

     In the late 1980s, the Company was one of the industry leaders, providing mobile kidney lithotripsy service throughout the southeastern United States.
The Company put the world's first mobile kidney lithotripter into operation in 1986. During the next two years, the Company developed four additional mobile kidney lithotripsy networks. In 1986, the Company coordinated the development of one of the leading outpatient lithotripsy centers in the nation which the
Company managed under a management agreement.   In 1992, 65% of the ownership in
the facility was sold to CORAM, a publicly held corporation. In 1994, the Company's responsibilities under the management agreement were reduced to providing financial services. The annual revenue from this management contract was also reduced from an average of approximately $180,000 to $47,100 per year. In 1995, the remaining 35% of the ownership in the facility was sold to CORAM. In August 1995, the management agreement was terminated. The Company has management agreements with three other owners of mobile kidney lithotripters that operate in seven different states. The Company provides turn-key operations, management, and financial services under its agreements with the owning entities. The Company also provides the trained technicians who operate the lithotripters and, when requested, the drivers who transport the equipment between the using facilities. The Company does not expect any expansion or new development efforts in the lithotripsy area.

     The Company had a 7 1/2% ownership interest in International Prostate Partners, formed in 1992. International Prostate Center - Cayman, Ltd., a wholly owned Cayman Island subsidiary of International Prostate Partners, provided transurethral microwave therapy ("TUMT") services in Georgetown, Grand Cayman, for patients with benign prostate hyperplasia ("BPH"). The Company contracted to provide a full range of management services, beginning in 1993, to International Prostate Partners and International Prostate Center - Cayman, Ltd. Operations began in January 1994. The patient case load was insufficient to support operating expenditures. Therefore, the operations were closed down and the equipment put in storage pending FDA approval. In August 1, 1995, the Company sold its interest in the partnership and its Management Agreement was terminated. In May 1996, the manufacturer received FDA approval. The Company has proposed this technology to its existing lithotripsy clients; however, any decisions to be made are pending Medicare reimbursement approval. No assurance can be given by the Company as to when, or if Medicare reimbursement approval will be received.

Foreign Sales and Service of Diagnostic Imaging Equipment

     In January 1993, the Company formed Medcross Asia, Ltd., a wholly owned subsidiary headquartered in Hong Kong. This subsidiary was formed to identify opportunities for the Company to enter the medical field in the Far East.

     On January 7, 1994, the Company entered into a joint venture agreement with China National Medical Equipment and Supplies Import & Export Shenyang Corporation ("CNMC"). The joint venture company, Shenyang Medcross Huamei Medical Equipment Company, Ltd. ("SMHME") is located in the People's Republic of China. SMHME is 51% owned by the Company and 49% owned by CNMC. SMHME imports used and refurbished CT scanners for resale to hospitals in the province of Shenyang. SMHME also provides warranty service, including parts and labor, for the machines it sells and intends to provide warranty service for other machines already existing in the province. The Company's responsibilities include locating, purchasing, refurbishing, and shipping used medical equipment to SMHME. CNMC was required to contribute $380,000 in cash to SMHME of which $260,417 has been contributed. Medcross contributed CT scanner equipment and parts with an agreed upon value of $390,000 and a cost basis of $251,972 to SMHME. The Company opened an office in Beijing to sell and service used CT scanning equipment in the People's Republic of China outside the province of Shenyang. In May 1995, the Company closed its Beijing office and is actively pursuing the sale of such operations.


Item 2.  Description of Property.

     The Company currently occupies approximately 3,400 square feet for its offices located at in St. Petersburg, Florida on a month-to-month basis. The Company leases approximately 2,400 square feet for its outpatient MRI center located in Tampa, Florida. The lease for the medical facility expires May 31, 1998. The Company has the option to extend the medical facility lease an additional two years.

     I-Link had a ten-month lease for 5,000 square feet of space in Austin, Texas, which lease expired February 1, 1997. I-Link paid rent of $5,000 per month. I-Link also leases several other spaces to house its Communication Engines throughout the United States. Such spaces vary in size and are rented on a month-to-month basis.

     In September 1996, I-Link entered into a lease for 14,000 square feet of space pursuant to a commercial lease dated September 11, 1996. The term of the lease is seven years commencing November 5, 1996, subject to the right to extend for an additional five years. The initial base rent is approximately $11,650 per month. I-Link has delivered $215,000 in certificates of deposit to the landlord as a security deposit under the lease.

     FTI currently leases and occupies approximately 3,600 square feet of office space in Phoenix, Arizona, pursuant to a commercial lease dated March 18, 1996. The lease term is four years and two months commencing March 18, 1996 beginning with a base rent of $3,598 per month and escalating to $4,498 per month at the end of the lease. FTI also currently leases and occupies approximately 5,100 square feet of office space in Salt Lake City, Utah, pursuant to a commercial lease dated July 1, 1996. The lease term is five years commencing July 1, 1996 beginning with a base rent of $5,313 per month and escalating to $5,843 per month at the end of the lease.

Item 3.  Legal Proceedings.

     A Complaint was filed on April 12, 1996, by JW Charles Financial Services, Inc. ("JW Charles") against the Company in Palm Beach County Florida Circuit Court, JW Charles Financial Services, Inc. v. Medcross, Inc., Case No: CL96-3218. JW Charles was issued a Common Stock Purchase Warrant ("JW Charles Warrant") on or about November 3, 1994 by the Company. The alleged terms of the JW Charles Warrant granted JW Charles the right to purchase from the Company 250,000 shares (331,126 as adjusted) of the Company's Common Stock (the "JW Charles Shares") subject to adjustment. On or about February 12, 1996, JW Charles made written demand to the Company to invoke its rights to have the JW Charles Shares registered pursuant to the terms of the JW Charles Warrant. The Complaint alleges that the Company breached the terms of the JW Charles Warrant by failing to prepare and file with the Commission, a registration statement covering such shares. JW Charles alleges a breach of contract and requests specific performance, i.e., registering the shares with the Commission, against the Company. JW Charles also demands damages in the amount of $2,728,478 plus interest, reasonable attorneys fees, and forum costs. The Company believes that it has meritorious defenses to the Complaint. On May 6, 1996, the Company filed an Answer, Affirmative Defenses and Counterclaim to the Complaint filed by JW Charles. The Company's Counterclaim seeks damages, cancellation of the JW Charles Warrant, interest and costs.

     On April 11, 1997, the Company reached an agreement in principle relating to the settlement of the lawsuit. The lawsuit will be dismissed upon payment of $600,000 to JW Charles in consideration for the purchase of the JW Charles Warrant. The JW Charles Warrant will be purchased by an investor group led by the Company's general counsel and its treasurer and chief financial officer. It is not expected that the Company's funds will be utilized. In connection with the purchase of the JW Charles Warrant, it is contemplated that the Company will grant certain additional consideration to the investor group, including new warrants to purchase 175,000 shares of common stock at an exercise price equal to or in excess of the conversion price of the Class C Preferred Stock. Such warrants will have registration rights and anti-dilution provisions.

Item 4.  Submission of Matters to a Vote of Securityholders.

Not Applicable.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on the Nasdaq SmallCap Market(SM) ("Nasdaq") tier of the Nasdaq Stock Market(SM) under the symbol "ILNK." Prior to March 8, 1996, the Common Stock was traded on Nasdaq under the symbol "MDCR." Although the Common Stock is currently listed for quotation on Nasdaq, there can be no assurance given that the Company will be able to continue to satisfy the requirements for maintaining quotation of such securities on Nasdaq or that such quotation will otherwise continue.

     The range of high and low bid information for the Common Stock for each full quarterly period during 1996 and within the two prior fiscal years is as follows:


             Quarter Ended            High Bid              Low Bid
             -------------------      ------------          -------

             March 31, 1995                  $2.13            $1.13
             June 30, 1995                    1.13             0.63
             September 30, 1995               1.13             0.88
             December 31, 1995                1.25             1.00


             March 31, 1996                  $7.63            $1.00
             June 30, 1996                    9.75             6.13
             September 30, 1996               7.50             4.06
             December 31, 1996                6.00             4.00

          These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

          As of April 11, 1997, there were approximately 224 stockholders of record and approximately 1350 beneficial owners. In addition, as of the same date, there were approximately 83 individual participants in security position listings furnished by Cede & Co., New York, New York, registered clearing agency and depository.

          On March 31, 1997, the closing bid price for a share of Common Stock was $5.0625.

Item 6.  Management's Discussion and Analysis.

          Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon assumptions about future conditions that may not occur. Among many factors that could cause actual results to differ materially are the following: the Company's ability to manage expected rapid growth; competition in the long distance telecommunications and ancillary industries; the Company's ongoing relationship with its long distance carriers and vendors; dependence upon key personnel; subscriber attrition; federal and state governmental regulation of the long distance telecommunications and internet industries; the Company's ability to maintain, operate and upgrade its information systems and network; and the Company's success in the offering of other enhanced service products.

          Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Results of Operation

The following Table represents the net operating revenue and operating profit of the Company for each category of service offered. The net operating revenue and operating profits shown are net of inter-company transactions that were eliminated in consolidation.


                                                           Year Ended December 31
                                                    ------------------------------------
                                                         1996                   1995
                                                    -------------          -------------
NET OPERATING REVENUE
---------------------
   Diagnostic Imaging                               $   1,967,384          $   2,486,708
   Sales and Services of Medical Equipment                      -                337,889
   Network Services                                       170,532                      -
   Management and Other                                   245,160                298,356
                                                    -------------          -------------
                                                    $   2,383,076          $   3,122,953
                                                    =============          =============
OPERATING PROFIT (LOSS)
-----------------------
   Diagnostic Imaging                               $      41,615          $     322,314
   Sales and Services of Medical Equipment               (284,615)              (171,083)
   Communications Network                             (19,501,391)                     -
   Management and Other                                  (448,123)            (  644,986)
                                                    -------------          -------------
                                                    $ (20,192,514)         $  (  493,755)
                                                    =============          =============


Consolidated Operating Results.

      Operating results for 1996 are not comparable to 1995 due to the inclusion of operating results of I-Link acquired on February 13, 1996. Accordingly, operating results of 1996 include I-Link while operating results of 1995 did not include I-Link.

      Net operating revenue of the Company decreased 23.7% in 1996 as compared to 1995. This was a result of decreased revenue of diagnostic imaging services, foreign operations, and management and other services, offset by the inclusion of network services of I-Link. Salaries and benefits increased $701,798 in 1996 as compared to 1995. Salaries and benefits of $945,030 are attributable to the inclusion of I-Link in 1996, offset by decreases in expenses from diagnostic imaging, foreign operations and management and other services of $26,590, $59,132 and $157,510, respectively. Selling, general and administrative expenses increased $1,664,444 in 1996 compared to 1995. This increase was due to the inclusion of I-Link, offset by a decrease for diagnostic imaging, foreign operations and management and other services of $58,218, $146,012 and $104,075, respectively. Cost of goods sold in 1995 was entirely related to the sale and service of CT equipment in China. The increase in communications network expense of $1,120,779 in 1996, related to the business of I-Link. These expenses include communication lines, links, facility costs and hardware maintenance associated with the operation of the I-Link network. Depreciation and amortization expense increased $628,924, in 1996. The increase was primarily due to depreciation of I-Link assets. Provision for inventory valuation of $260,033 relates to an inventory valuation allowance for the Company's inventory located in China and represents the Company's best estimate of the reserve necessary to reflect the inventory at its net realizable value. The decrease in repairs and maintenance expenses was mainly related to diagnostic imaging services. The provision for doubtful accounts decreased $167,528. The decrease was primarily attributable to $66,000 related top diagnostic imaging services and $127,000 for doubtful accounts from foreign operation in 1995, which did not recur in 1996. Acquired in-process research and development expenses of $14,577,942 in 1996 relate to the acquisition of in-process research and development acquired when the Company purchased I-Link. The acquired in-process research and development was expensed as technological feasibility had not been established and the technology had no alternative future use. Research and development expenses of $347,504 in 1996 related to the company's continued research and development associated with the acquired technology.

      The increase in interest expense of $2,031,206 was primarily attributable to interest expense (non-cash) on convertible promissory notes and Warrants issued with other notes and is calculated as the difference between the aggregate conversion price per common share per the promissory notes or warrants as compared to the market price of the common stock on the date the promissory notes or warrants were issued.

      The increase in interest income of $136,605 was related to increased cash balances related to proceeds from the sale of preferred stock by the company during 1996.

      Litigation settlement expense of $821,000 recognized in 1996 was associated with the Company's settlement of the J.W. Charles litigation. The expense (non-cash) directly relates to the issuance of 175,000 warrants to purchase common stock at an exercise price less than fair market value of the common stock at the date of issuance. These will be issued in association with the settlement of the J.W. Charles litigation.

Diagnostic Imaging. Net operating revenue from diagnostic imaging services decreased $519,324 (20.9%) in 1996 compared to 1995. MRI revenue of Tampa MRI (a subsidiary of the Company) accounted for $184,616 of the decrease. This decrease is mainly related to a 20.8% decrease in the average revenue per procedure offset by a minimal increase in the number of procedures performed in 1996 compared to 1995. Tampa MRI has obtained and will continue its efforts to obtain managed care contracts. The participation in the managed care environment has caused a decrease in the revenue per procedure; however, these decreases have been partially offset by increases in the number of procedures performed. In addition to the increased participation in managed health care contracts, during the fourth quarter of 1996, Tampa MRI has contracted with several companies that lease time from Tampa MRI, which has also decreased the revenue per procedure. Currently, approximately 50% of the time of Tampa MRI is leased by such companies. While the combination of these two factors (the increase in managed care contracts and the increase in the amount of time that is leased to third party companies) has decreased the revenue per procedure, the referral base has significantly broadened. MRI revenue of Medcross Imaging, Ltd. decreased $322,973 in 1996 compared to 1995. This decrease was caused by a decrease in the average revenue per procedure of 28.1%. The decrease in the average revenue per procedure of Medcross Imaging, Ltd. is due to the decrease of the per procedure charges to the hospital clients pursuant to service contracts placed into effect on October 1, 1995. These contracts extended the service period to the hospitals from February 29, 1996 to February 28, 1997. While the charge per procedure was reduced, each hospital had specific monthly minimum quotas. There was no material change in the number of procedures performed in 1996 as compared to 1995. The contracts extended to February 28, 1997 were not renewed and the Company intends to pursue the retail MRI segment of the market. There is no assurance that the Company will be able to do so.

      The revenue of the ultrasound operations decreased 3.8% in 1996 as compared to 1995. This decrease was caused by a decrease in the number of procedures performed, offset by an increase in the average revenue per patient. During the fourth quarter of 1996, the Company; has been providing ultrasound services to a local hospital during certain surgical procedures. The amount of time needed to perform surgery is substantially longer than the amount of time taken to perform the other ultrasound procedures, however, the rates at which the Company is reimbursed is greater than the other ultrasound procedures. This has caused the decrease in the number of procedures performed and an increase in the average revenue per procedure. Management believes that participation in surgical procedures will increase, therefore increasing the average revenue per procedure.

      The operating profit from diagnostic imaging services decreased $280,699 in 1995 as compared to 1996. This decrease included a decline in operating profit from MRI services of $296,008, slightly offset by the operating profit from ultrasound services of $15,309. The decrease in operating profit was caused by the decrease in net operating revenue described above, offset by the decrease in total operating expenses for diagnostic imaging services of $238,625 in 1996 as compared to 1995. Operating expenses from Medcross Imaging, Ltd., Tampa MRI and ultrasound services decreased $72,180, $139,401, and $27,044, respectively, in 1996 compared to 1995.

Foreign Sales and Service of Medical Equipment. The Company sells and services used and refurbished computerized tomography (CT) scanners in the People's Republic of China through its own office in Beijing and a joint venture company, Shenyang Medcross Huamei Medical Equipment Company, Ltd. (SMHME), of which it owns 51%. In the first quarter of 1995, the Company's Beijing office completed the installation of two-CT scanners. On May 31, 1995, the Beijing office was closed and the responsibilities for the parts depot and the remaining inventory have been transferred to SMHME. The purchasers in China regarding maintenance of scanners, parts depot, etc. have raised various issues. The Company received $125,000 in payments through December 31, 1995. However, the Company has elected to fully reserve for all remaining amounts due to the Beijing office. This resulted in an expense of $126,910 in 1995 and an overall allowance for doubtful accounts of $315,753 as of December 31, 1996. In 1996, the Company has written down the CT scanner inventory of the Beijing operations to what management believes is its fair market value. This resulted in a valuation expense of $260,033 in 1996. The Company has held discussions regarding the sale of the Beijing operations. No decision has been made.

Management and Other. Net operating revenue from management and other activities decreased by $53,196 in 1996 as compared to 1995. A portion of the decrease was related to the management contract with Bay Area Renal Stone Center (BARSC). This contract accounted for $27,475 in management fees in 1995 and no management fees in 1996. In August 1995, the Company's management contract with BARSC was terminated. The annual management fee revenue based upon contracts currently in effect is $305,160. The net operating loss for management and other activities decreased 30.5% in 1996 compared to 1995. This decreased loss is related to the decrease in total operating expenses of 26.5% to $693,286 in 1996 from $943,342 in 1995. This decrease was offset by the reduced revenue described above. Salaries and benefits decreased $157,510 in 1996 compared to 1995 and other operating expenses decreased $104,075 in 1996 as compared to 1995.

Communication Network and Related Services - I-Link. The operating revenue of network and related services from I-Link was $170,532 for 1996. The net operating loss from network and related services was $19,501,391 for 1996, primarily due to research and development costs of $14,925,446. Of this amount $14,577,942 was related to acquired in-process research and development. Other I-Link expenses are primarily related to the development and deployment of its communication products. These expenses include software research and development, network maintenance and expenses relating to sales and marketing, finance and accounting, information systems, and administrative personnel.

Liquidity and Capital Resources

      Cash and cash equivalents as of December 31, 1996 were $4,500,227 as compared to $79,316 as of December 31, 1995. This increase was primarily due to a private placement of preferred stock in 1996. Cash flow used by operations during 1996 was $4,840,285 compared to cash flow provided by operations in 1995 of $319,362. The working capital position of the Company was $2,400,501 at December 31, 1996. The increased cash flow used by operations was primarily due to expenses associated with the establishment of the I-Link communications network.

      Net cash used by investing activities in 1996 was $2,573,486 as compared to net cash provided of $4,283 in 1995. The increase in cash used by investing activities was primarily attributable to the purchase of property and equipment associated with the establishment of the I-Link communications network and purchase of restricted certificates of deposit required as deposit for leases entered into by I-Link relating to its facilities and communication network. Other investing activity expenditures during 1996 related to the purchase of additional equipment for I-Link.

      Financing activities provided net cash of $11,834,681 in 1996 as compared to cash used by financing activities in 1995 of $603,252. The increase in cash provided was due to the net proceeds of $12,290,000 from the issuance of preferred stock and $356,000 from the exercise of warrants and options. In 1996 the Company had proceeds of $2,502,333 from the issuance of notes payable as compared to $218,000 in 1995. The Company repaid $2,991,356 of notes payable and long-term debt in 1996 as compared to $521,871 in 1995.

Current Position/Future Requirements

      During 1997, the Company plans to utilize available cash to fund the development and marketing of I-Link products and services. The Company anticipates that cash requirements in these areas will be at increasingly higher levels than those experienced in 1996 in preparation for initial market penetration and deployment of I-Link products. To a large extent, the Company's ability to develop and market I-Link products and the timing thereof is dependent on the working capital and financing alternatives available to the Company. In order to successfully market the I-Link products and to generate revenue sources sufficient to meet its on-going cash requirements the Company acquired (a stock for stock acquisition) Family Telecommunications Incorporated
(FTI) effective January 1, 1997. FTI is a long distance telecommunications carrier that provides long distance service to most states of the United States. FTI had an established customer base. While FTI operations do not initially provide sufficient cash flow to meet the operating needs of the Company, it is anticipated that FTI operations coupled with the products of I-Link will generate sufficient cash to meet the needs of day to day operation in the latter part of 1997. The Company may obtain working capital from sources other than operating activities including business partners, public or private financings.

The Company believes that its anticipated need for working capital in 1997 will be met by utilization of existing cash balances and revenue from its telecommunication operations from the FTI acquisition. However, the Company anticipates that additional funds will be necessary from public or private financing markets to successfully integrate and finance the planned expansion of the business communications services and to discharge the financial obligations of the Company. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. Therefore there can be no assurance that such financing will be available, that the Company will receive any proceeds from the exercise of outstanding warrants or that the Company will not be required to arrange for additional debt, equity or other type of financing.

Other Items

The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. However, the Company's revenues will continue to be affected by competitive forces in the market place.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company is currently evaluating the impact of the recently issued statement and will adopt the requirements for the year ending December 31, 1997.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

As the Company is developing its own accounting systems for reporting and operations and is addressing year 2000 issues as part of that development, no significant incremental costs are anticipated in order to be year 2000 compliant.

  Item 7.  Financial Statements.

         See Index to Consolidated Financial Statements on page F-1.

  Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

  Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name                       Age                       Title
-------------------------  ---  ----------------------------------------------

John W. Edwards..........   41  President, Chief Executive Officer and
                                Director of the Company and Chief Executive
                                Officer of I-Link

Clay Wilkes..............   36  Chairman of the Board of the Company

Karl S. Ryser, Jr........   41  Treasurer and Chief Financial Officer of the
                                Company and Chief Financial Officer of I-Link

William H. Flury.........   42  Vice President, Sales and Marketing of I-Link

Dorothy L. Michon........   41  Vice President, Operations of the Company

David E. Hardy...........   44  Secretary of the Company

Henry Y.L. Toh...........   39  Director of the Company

R. Huston Babcock, M.D...   67  Director of the Company

Joseph A. Cohen..........   49  Director of the Company

           The Company's Articles of Incorporation provide that the number of directors of the Company shall not be less than five or more than nine. Currently, the Board of Directors has five members. The Company's Articles of Incorporation provide that the Board of Directors is divided into three classes. Messrs. Joel S. Kanter (who resigned in July 1996 for personal reasons) and Henry Y.L. Toh, Class II Directors, stood for re-election at the annual meeting of shareholders in 1995. The terms of office of Mr. Toh and Joseph A. Cohen, who was appointed a Class II Director in September 1996 as the designee of Commonwealth Associates ("Commonwealth"), will expire at the third succeeding annual meeting of shareholders. The terms of office of Dr. R. Huston Babcock and John W. Edwards, Class III Directors, expire at the next annual meeting of shareholders. The term of office of Clay Wilkes, a Class I Director, expires at the next succeeding annual meeting of shareholders. Commonwealth has also designated Michael Falk, President of Commonwealth, to be a non-voting advisor to the Board. In addition,

  Commonwealth has the right to approve the Company's selection of a second outside director in accordance with the terms of the Sales Agency Agreement between the Company and Commonwealth entered into in July 1996 in connection with the Company's private placement of Class C Preferred Stock. A second outside director has not been selected as of the date hereof.

            Biographical information with respect to the present executive officers, directors, and key employees of the Company are set forth below. There are no family relationships between any present executive officers and directors except that John W. Edwards and Robert W. Edwards, Jr. are brothers.

            John W. Edwards, President, Chief Executive Officer and Director of the Company. Mr. Edwards was selected to fill a vacancy on the Board of Directors as a Class III director in June 1996. Pursuant to the terms of his employment agreement with I-Link, Mr. Edwards serves as the Chief Executive Officer of I-Link and, as of September 30, 1996, serves as the President and Chief Executive Officer of the Company. Mr. Edwards served as President and a director of Coresoft, Inc., a software company developing object-oriented computer solutions for small business from September 1995 to April 1996. During the period August 1988 through July 1995, Mr. Edwards served in a number of executive positions with Novell, Inc., a software company providing networking software, including Executive Vice President of Strategic Marketing, Executive Vice President of the Appware and Desktop Systems Groups and Vice President of Marketing of the NetWare Systems Group. Mr. Edwards was involved in the development of the NetWare 386 product line. Until May 1996, he was a visiting faculty member at the Marriott School of Management at Brigham Young University. Mr. Edwards received a B.S. degree in Computer Science from Brigham Young University and has taken graduate courses in Computer Science at Brigham Young University.

            Clay Wilkes, Chairman of the Board of the Company. Mr. Wilkes was elected by the Board of Directors of the Company as a Class I Director in April 1996. Mr. Wilkes served as President and Chief Executive Officer of I-Link from inception to April 1996, Chief Technology Officer of I-Link until January 1997 and is a Director of I-Link. Mr. Wilkes has served as President of GNET Enterprises, Inc., the general partner of I-Link, Ltd. since its inception. From February 1993 through June 1994, Mr. Wilkes served as a consultant to IBM in Austin, Texas on the PowerPC project. From August 1990 through September 1992, he was responsible for UNIX product development at Novell, Inc. in Provo, Utah, where he managed the networking server and client development groups. Mr. Wilkes has spent many years in the management and development of computer communications software. Mr. Wilkes attended the University of Oregon and Brigham Young University and completed course work in Computer Science at Utah State University.

            Karl S. Ryser, Jr., Treasurer and Chief Financial Officer of the Company and of I-Link. Pursuant to the terms of his employment agreement, Mr. Ryser serves as Chief Financial Officer of I-Link. Mr. Ryser was self-employed as a corporate financial consultant from May 1995 until September 1996, when he joined I-Link. From July 1993 through April 1995, Mr. Ryser served as Vice President of Finance and Treasurer of Megahertz Corporation, a publicly-held manufacturer of data communication products, in which position he served until Megahertz was acquired by U.S. Robotics Corporation. After earning his MBA, Mr. Ryser's work experience was concentrated in the investment banking field, working with the Capital Markets Division of First Security Corporation and later with Dain Bosworth, Inc. Mr. Ryser holds a B.S. degree in Finance from the University of Utah in 1979, and an MBA from the University of San Diego in 1982.

            William H. Flury, Vice President, Sales and Marketing of I-Link.
  Mr. Flury has over 17 years of sales and marketing management experience.
  From November 1994 to March 1996, Mr. Flury held the Vice President of Worldwide Sales position at Zebra Technologies, VTI. From June 1988 to September 1989, Mr. Flury was employed by Novell, Inc., where he was the Senior Director of National Accounts and Industry Markets. From November 1989 to July 1992, he worked for Adobe Systems as Director of Market Development. From August 1992 to October 1994, he was employed by NetLabs as Vice
  President of Worldwide Sales and Customer Support.  From October 1994 to
  March 1996, he was employed by Vertical Technologies. Mr. Flury has established domestic and international programs in direct sales, multi-tiered channel sales, and OEM sales. Mr. Flury holds Business and Sociology degrees from the University of Utah, and is a graduate of the Stanford Executive Program.

            Dorothy L. Michon, Vice President, Operations of the Company. Ms. Michon joined the Company in August 1983 as C.T. Technologist, was promoted to Technical Director in 1983, and then Associate Director of Operations in 1985. She was elected as the Company's Vice President - Operations in March 1990. She holds an Associate Degree in Radiology Technology and a B.S. degree in Professional Management from Nova University.

            David E. Hardy, Secretary of the Company. Mr. Hardy was appointed Secretary of the Company in December 1996. He is a founding partner of the law firm of Hardy & Allen, in Salt Lake City. From February 1993 to April 1995, Mr. Hardy served as Senior Vice President and General Counsel of Megahertz Corporation, a publicly-held manufacturer of data communication products. Prior to his association with Megahertz Corporation, Mr. Hardy was a senior partner of the law firm of Allen, Hardy, Rasmussen & Christensen which was founded in 1982. Mr. Hardy holds a Bachelor of Arts degree from the University of Utah and a Juris Doctor degree from the University of Utah School of Law.

            Henry Y.L. Toh, Director of the Company. Mr. Toh was elected by the Board of Directors as a Class II Director and as Vice Chairman of the Board of Directors in March 1992. Mr. Toh was elected President of the Company in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. Mr. Toh is a Director of Four M. International, Ltd. Mr. Toh served as a senior tax manager in international taxation and mergers and acquisitions with KPMG Peat Marwick from March 1980 to February 17, 1992. He is a graduate of Rice University.

            R. Huston Babcock, M.D., Neurosurgeon and Director of the Company. Dr. Babcock served as Chairman of the Board of Directors of the Company from its inception in April 1983 until March 1992. He was President of the Company from inception until November 1987. He was Medical Director of the Company from November 1987 to February 1993. Dr. Babcock is a neurosurgeon and has been engaged in the full-time private practice of medicine on the West Coast of Florida since 1960.

            Joseph A. Cohen, President of investment firm and Director of the Company. Mr. Cohen was appointed a Class II Director of the Company in September 1996 as the designee of Commonwealth. He has been the Chairman, Chief Executive Officer and director of New Frontier Entertainment, Inc. ("New Frontier") since its formation in May 1995 and held the same positions since January 1993 in New Frontier's predecessor company, The Frondelle Company, Inc. He is also President of Leslie Group, Inc., a diversified company with holdings primarily in the music, film, home video and other entertainment-oriented businesses. The Leslie Group is a limited partner of Commonwealth Associates Management Corp., a limited partnership which is the parent of Commonwealth. He is also a Founder and President of Leslie/Linton Entertainment Inc., a merchant banking company that provides investment funds and assists in raising capital and debt for companies. Mr. Cohen also serves as President of Pickwick Communications, Inc., an independent music publishing company. From 1977 to 1986, Mr. Cohen served as Executive Vice President of the National Association of Recording Merchandisers, Inc., and Founder and Executive Vice President of Video Software Dealers Association, Inc., trade associations representing all segments of the recorded music and home video industries, respectively.

            Robert W. Edwards, Jr., Vice President of Operations of I-Link. Mr. Edwards was appointed Vice President of Operations of I-Link in January 1997. From its inception in March 1996 to January 1997, Mr. Edwards served as President and a Director of FTI. From 1984 through 1993, Mr. Edwards was a partner in ONE-2-ONE Communications, a telecommunications reseller for the southwest region of the United States. He received his B.S. Degree in Computer Science from the University of Utah in 1976.

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

  Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

            Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 1996, except that reports were filed late by the following persons: John W. Edwards, 3 transactions; Clay Wilkes, 3 transactions; Karl S. Ryser, Jr., 1 transaction; Alex Radulovic, 3 transactions; William H. Flury, 3 transactions; Joseph A. Cohen, 2 transactions; I-Link, Ltd., 1 transaction. In addition, the Company has received no copies of Forms 3, 4 or 5 for the following persons relating to the following number of transactions: Benchmark, 6 transactions; or Commonwealth, 5 transactions.

  Committees of the Board of Directors

            Audit Committee. The Company's audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of the

  Company's independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies and internal accounting controls, and procedures for preparation of financial statements. Henry Y.L. Toh, Chairman of the Audit Committee, Clay Wilkes and Joseph A. Cohen are members of the Audit Committee. The Audit Committee held one meeting during the last fiscal year.

            Compensation Committee. The Company's compensation committee (the "Compensation Committee") approves the compensation for executive employees of the Company. Dr. R. Huston Babcock, Chairman of the Compensation Committee, John W. Edwards, and Joseph A. Cohen are members of the Compensation Committee. The Compensation Committee held one meeting during the last fiscal year.

            Finance Committee. The Company's finance committee (the "Finance Committee") is responsible for reviewing and evaluating financing, strategic business development and acquisition opportunities. Joseph A. Cohen, Chairman of the Finance Committee, Clay Wilkes and John W. Edwards are members of the Finance Committee. The Finance Committee held one meeting during the last fiscal year.

            The Company has no nominating committee or any committee serving a similar function.

  Item 10.  Executive Compensation.

            The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three years by each person serving as the Company's Chief Executive Officer during the last year and the Company's three most highly compensated executive officers serving at the end of the year ended December 31, 1996 whose compensation was in excess of $100,000.

                                                                                     Long-Term Compensation
                                                                           ------------------------------------------
                                       Annual Compensation                           Awards                Payouts
                      ---------------------------------------------------  ---------------------------   ------------
                                                                                          Securities
                                                               Other        Restricted    Underlying                     All Other
     Name and                                                  Annual         Stock        Options/          LTIP        Compensa
Principal Position     Year    Salary($)    Bonus($)      Compensation($)   Awards($)       SARs(#)       Payouts($)      tion($)
-------------------   ------   ----------  -----------   ----------------  ------------  -------------   ------------   -----------
Henry Y.L. Toh/1/      1996      55,802         0               837/2/          0/3/        173,501           0             N/A
President and CEO      1995      58,051         0               225/2/          0            11,167           0             N/A
                       1994      54,362         0               815/2/          0             1,167           0             N/A

John W. Edwards/4/     1996     101,663/4/      0                0              0         1,250,000/5/        0             N/A
President and CEO      1995        --          --                --             --            --              --            --
                       1994        --          --                --             --            --              --            --

Karl S. Ryser, Jr./6/  1996      41,665/6/      0                0              0           250,000           0             N/A
Treasurer and          1995        --          --                --             --            --              --            --
CFO                    1994        --          --                --             --            --              --            --

William H. Flury/7/    1996      91,667/7/      0                0              0           250,000/8/        0             N/A
Vice President,        1995        --          --                --             --            --              --            --
Sales and              1994        --          --                --             --            --              --            --
Marketing of I-
Link

---------------
1 Mr. Toh began his employment with the Company in April 1992 and was appointed President and CEO in May 1993 and served as such through September 30, 1996.
2    Represents Company contributions to 401(k) plan on behalf of Mr. Toh.
3 None of Mr. Toh, Mr. Edwards, Mr. Ryser or Mr. Flury had restricted stock holdings at the end of the last year.
4 Mr. Edwards began his employment with I-Link in April 1996 and was appointed President and CEO as of September 30, 1996; his annual salary was $175,000 from April to August 21, 1996 and was $96,000 for the balance of the fiscal year. See "--Employment Agreements."
5 Excludes warrants to purchase 25,000 shares of Common Stock at an exercise price of $4.875 per share issued in connection with a bridge loan. See "Item 12. Certain Relationships and Related Transactions."
6 Mr. Ryser began his employment with I-Link in September 1996; his annual salary during the 1996 fiscal year was $125,000. See "--Employment Agreements."
7 Mr. Flury began his employment with I-Link in May 1996; his annual salary during the 1996 year was $137,500 per year. See "--Employment Agreements."
8 Excludes warrants to purchase 5,000 shares of Common Stock at an exercise price of $2.50 per share issued in connection with a bridge loan. See "Item
     12. Certain Relationships and Related Transactions."

Option/SAR Grants in Last Fiscal Year (1996)

     The following table sets forth certain information with respect to the options granted during the year ended December 31, 1996, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):


                               Number of Securities          Percent of Total
                                    Underlying             Options/SARs Granted           Exercise
                               Options/SARs Granted                 to                     or Base
        Name                           (#)                 Employees in Fiscal Year       Price ($/Sh)       Expiration Date
------------------            ----------------------      --------------------------    ----------------    -----------------

Henry Y.L. Toh                       150,000                         3.5%                    $1.125              2/3/2006
                                      10,000                           *%                     1.000              1/1/2006

John W. Edwards/1/                 1,000,000                        23.1%                     7.000              4/8/2006
                                     250,000                         5.8%                     4.875             8/21/2006

Karl S. Ryser, Jr.                   250,000                         5.8%                     4.410            10/15/2006

William H. Flury/2/                  250,000                         5.8%                     4.410            10/15/2006

--------------------------

 *       Less than 1%.

/1/ Does not include warrants to purchase 25,000 shares of Common Stock at an exercise price of $4.875 issued in connection with a bridge loan. See "Management--Certain Relationships and Related Transactions."
/2/ Does not include warrants to purchase 5,000 shares of Common Stock at an exercise price of $2.50 in connection with a bridge loan. See "Management--Certain Relationships and Related Transactions."

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table sets forth certain information with respect to options exercised during 1996 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 1996.



                              Shares
                             Acquired                            Number of Securities            Value of Unexercised in the
                            On Exercise        Value            Underlying Unexercised               Money Options/SARs at
      Name                     (#)           Realized ($)      Options/SARs at FY-End (#)               FY-End ($)/1/
-----------------          -------------    -------------    -------------------------------  ----------------------------------
                                                              Exercisable     Unexercisable    Exercisable       Unexercisable
                                                             -------------   ---------------  -------------     ----------------
Henry Y.L. Toh                  0                0              173,501            0             581,919               0
John W. Edwards                 0                0              416,666         833,334            N/A                N/A
Karl S. Ryser, Jr.              0                0               25,000         225,000            N/A                N/A
William H. Flury                0                0                  0           250,000            N/A                N/A

--------------------------

/1/ The calculations of the value of unexercised options are based on the difference between the closing bid price on NASDAQ of the Common Stock on December 31, 1996, and the exercise price of each option, multiplied by the number of shares covered by the option.


Director Compensation

         During 1996, Directors of the Company then serving received options to purchase 10,000 shares of Common Stock on the first business day of January at an exercise price equal to the fair market value of the Common Stock on the date of grant. Mr. Cohen received options to purchase 64,000 shares of Common Stock upon his appointment to the Board. Effective February 6, 1997, and the first business day of January of each year thereafter, each Director then serving will receive options to purchase 10,000 shares of Common Stock and, for each committee on which the Director serves, options to purchase 5,000 shares of Common Stock. The exercise price of such options shall be equal to the fair market value of the Common Stock on the date of grant. The Directors are also eligible to receive options under the Company's stock option plans at the discretion of the Board of Directors.

Employment Agreements

      In February 1996, the Company entered into two-year employment agreements with Henry Y.L. Toh, then President and Chief Executive Officer; Dorothy Michon, Vice President, Operations; and Stephanie Giallourakis, Controller and then Secretary. The employment agreements are each for an initial period ending on December 31, 1997 and are automatically renewable for successive one-year periods unless written notice to the contrary is given by the Company not less than 120 days prior to expiration of the term. Pursuant to the terms of the employment agreements, each such officer is required to devote such of his or her time to the business and affairs of the Company as is required to fulfill the duties and responsibilities of his or her office. Mr. Toh is entitled under his employment agreement to receive compensation at the rate of $54,000 per year. Ms. Michon is entitled to compensation at the rate of $63,000, and Ms. Giallourakis is entitled to compensation at the rate of $53,000 per year. Each such officer is entitled to an annual bonus at the discretion of the Board of Directors and may participate in fringe benefits, deferred compensation, stock benefits and option plans of the Company. In the event of termination of his employment by the Company other than for "cause" (as defined in the agreement) or by Mr. Toh upon "good reason" (as defined in the agreement), the Company is required to pay Mr. Toh, as liquidated damages or severance pay, monthly termination payments equal to the base salary in effect for a period of six months after such termination and, with respect to Ms. Michon and Ms. Giallourakis, each such officer is entitled to monthly termination payments equal to the base salary for periods of three months after any such termination. Each of the employment agreements contains confidentiality and non-solicitation provisions.

      I-Link entered into three-year employment agreements on February 21, 1996 with each of Clay Wilkes, Chairman of the Board, and Alex Radulovic, senior engineer of I-Link. Under his employment agreement, Mr. Wilkes is employed at a salary of $95,000 per annum, subject to adjustment upon satisfaction of performance criteria. Under his employment agreement, Mr. Radulovic is employed at a salary of $90,000 per annum, subject to adjustment upon satisfaction of performance criteria. In the event of termination by the Company not involving "Just Cause" (as defined in the agreement), or upon a material breach by the Company which is unremedied for 30 days after written notice, each of Mr. Wilkes and Mr. Radulovic is entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the agreement) for the remaining term of the Agreement and, in addition, all options shall vest and all Common Stock of Medcross held in escrow shall be released. Each of the agreements contain non-competition and confidentiality provisions. On July 1, 1996, the Company approved the grant of options to purchase 1,500,000 and 500,000 shares of Common Stock at $7.00 per share for five years, to Messrs. Wilkes and Radulovic, respectively. To the extent vested, the options may be exercised commencing June 30, 1997. The options vest on June 30, 2001; provided however, that vesting will accelerate in 25% increments at such time as the average closing bid price of a share of Common Stock equals or exceeds $10, $15, $20 and $25, respectively.

      On April 8, 1996, subject to the approval of the I-Link Board of Directors, I-Link entered into a three-year employment agreement with John W. Edwards, President, Chief Executive Officer and Director of the Company. Pursuant to the terms of the employment agreement, Mr. Edwards was employed as the Chief Executive Officer and a Director of I-Link, and is required to devote substantially all of his working time to the business and affairs of I-Link. Mr. Edwards is entitled under his employment agreement to receive compensation at the rate of $175,000 per year and is entitled to a profitability bonus in the discretion of the I-Link Board of Directors and to participate in fringe benefits of the Company as are generally provided to executive officers. In addition, Mr. Edwards is entitled to receive an option to purchase one million shares of Common Stock of Medcross, Inc. at an exercise price of $7.00. Of such options, 83,333 vested immediately and 83,333 vest and become exercisable on the first calendar day of each quarter after April 8, 1996. In the event of termination by I-Link or in the event of a violation of a material provision of the agreement by I-Link which is unremedied for thirty
(30) days and after written notice or in the event of a "Change in Control" (as defined in the agreement), Mr. Edwards is entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the agreement) for the remaining term of the agreement. The agreement contains non-competition and confidentiality provisions. Mr. Edwards agreed to amend his contract, effective August 21, 1996, to reduce his annual salary from $175,000 to $96,000; and in consideration of the salary reduction, the Company has agreed to grant him options to purchase 250,000 shares of Common Stock at an exercise price of $4.875 per share.

      In October 1996, I-Link entered into three-year employment agreements with Karl S. Ryser, Jr., Treasurer and Chief Financial Officer of the Company, and with William H. Flury, I-Link's Vice President, Sales and Marketing. Pursuant to the terms of the employment agreements, each such officer is required to devote all of his time to the business and affairs of the Company except for vacations, illness or incapacity. Mr. Ryser is entitled under his employment agreement to receive compensation at the rate of $125,000 per year and a bonus in the sole discretion of the Chief Executive Officer and Mr. Flury is entitled to compensation at the rate of $137,500 per year and a bonus commensurate with his performance and that of I-Link. Each such employee may participate in fringe benefits, deferred compensation, stock benefits and option plans of the Company. In addition, each of Mr. Ryser and Mr. Flury is entitled to options to purchase 250,000 shares of Common Stock exercisable at an exercise price equal to the closing bid price on the date of the employment agreement. Options issuable to Mr. Ryser to purchase 25,000 shares vest immediately and the remaining options will vest in quarterly increments of 20,455 commencing January 1, 1997. Options issuable to Mr. Flury to purchase 41,666 shares vest six months from the date of the employment agreement and the remaining options will vest in quarterly increments of 20,833. In the event of a change of control or upon termination of the employment agreement by the Company without cause all options shall thereupon be fully vested and immediately exercisable. In the event of termination by the Company other than for "cause" (as defined in the agreement), the Company is required to pay Mr. Ryser or Mr. Flury, as the case may be, a lump sum severance payment equal to one year's then current salary. Each of the employment agreements contains confidentiality and non-competition provisions.

Consulting Agreements

      The Company is a party to a consulting agreement for the period beginning January 1, 1996 and ending December 31, 1998 with Windy City, Inc. Joel Kanter, a director of the Company until July 30, 1996, is the President and a director of Windy City, Inc. Pursuant to such agreement, Windy City, Inc. was engaged to provide such consulting services as the Company may request in exchange for compensation at the rate of $6,250 per calendar quarter.

      The Company entered into a Consulting Agreement for the three-month period ended October 23, 1995 with Bijan Taghavi, formerly an officer and director of the Company. Pursuant to such agreement, Mr. Taghavi was engaged to provide such consulting services as requested by the Company in exchange for compensation at the rate of $5,208 per month. Mr. Taghavi's consulting agreement contains certain mutual release, non-competition and confidentiality provisions.

      The Company entered into a consulting agreement with Timothy R. Barnes, formerly an officer of the Company (the "Barnes Agreement"), which agreement expired February 6, 1996. The Barnes Agreement provided for the issuance to Mr. Barnes of warrants to purchase 36,858 shares of Common Stock exercisable at a purchase price equal to the fair market value of the Common Stock at the date of grant. The shares of Common Stock were included in a registration statement on Form S-8. The Barnes Agreement also contained standard non-competition and confidentiality provisions.

      The Company entered into a Consulting Agreement with David E. Hardy effective February 6, 1997 and for a term of 36 months thereafter. Pursuant to the Agreement, Mr. Hardy shall provide legal services to the Company in exchange for compensation at the rate of $10,417 per month for the term of the Agreement. In addition, in the event the Company increases the salary of its senior-level vice presidents, the consulting fee shall be equally increased and in the event the Company shall pay any company performance-based bonuses to its senior level vice presidents, the Company shall pay an equal amount to Mr. Hardy. In addition, Mr. Hardy was granted options to purchase 250,000 shares of the Company's Common Stock at an exercise price equal to the closing price of the Company's publicly traded shares as of the effective date of the Agreement ($5.375 per share). The options vest as to 47,500 shares upon the execution of the Agreement and options relating to 20,250 shares shall vest at the commencement of each calendar quarter for ten quarters, with the first quarterly vesting to occur on April 1, 1997 and the final quarterly vesting to occur July 1, 1999. In the event of the termination of the Agreement prior to the expiration of the full term for any reason other than as a result of a material, unremedied breach by Mr. Hardy which remains uncured following 30 days written notice, Mr. Hardy is entitled to a lump sum payment equal to the lesser of the monthly consulting fee payable through the end of the term of the Agreement or the monthly consulting fee payable over 12 months and all unvested options shall accelerate and immediately become fully vested and exercisable.

Director Stock Option Plan

      The Company's Director Stock Option Plan (the "DSOP") authorizes the grant of stock options to directors of the Company. Options granted under the DSOP are non-qualified stock options exercisable at a price equal to the fair market value per share of Common Stock on the date of any such grant.

Options granted under the DSOP are exercisable not less than six (6) months nor more than ten (10) years after the date of grant.

      As of December 31, 1996, options for the purchase of 8,169 shares of Common Stock at prices ranging from $.875 to $3.875 per share were outstanding. As of December 31, 1996, options to purchase 15,228 shares of Common Stock have been exercised. In connection with adoption of the 1995 Director Plan (as hereinafter defined) the Board of Directors authorized the termination of future grants of options under the DSOP; however, outstanding options granted under the DSOP will continue to be governed by the terms thereof until exercise or expiration of such options.


Stock Purchase Plan

      In accordance with the Employee Qualified Stock Purchase Plan (the "Purchase Plan"), employees may contribute up to ten percent of their base wages toward the purchase of Common Stock. The exercise price of options granted under the Purchase Plan is the lesser of 85% of the market value on the first business day of the payment period (September 1) or the last business day of the payment period (August 31). As of December 31, 1996, the Company had 35,146 shares of Common Stock reserved for issuance on exercise of the purchase rights granted under the Purchase Plan.

1995 Director Stock Option Plan

      In October 1995, the stockholders of the Company approved adoption of the Company's 1995 Director Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and stock appreciation rights (the "1995 Director Plan").

      The 1995 Director Plan provides for automatic and discretionary grants of stock options which qualify as incentive stock options (the "Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as options which do not so qualify (the "Non-Qualified Options") to be issued to directors. In addition, stock appreciation rights (the "SARs") may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options. No SARs have been granted to date.

      The 1995 Director Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs to purchase up to 250,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible employees. The shares of Common Stock subject to the 1995 Director Plan may be made available from either authorized but unissued shares, treasury shares, or both.

      The 1995 Director Plan also provides for the grant of Non-Qualified Options on a non-discretionary basis pursuant to the following formula: each member of the Board of Directors then serving shall receive a Non-Qualified Option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value per share of the Common Stock on that date. Pursuant to such formula, directors received options to purchase 10,000 shares of Common Stock as of October 17, 1995, options to purchase 10,000 shares of Common Stock on January 2, 1996, and will receive options to purchase 10,000 shares of Common Stock on the first business day of each January. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 250,000 shares of Common Stock reserved for issuance under the 1995 Director Plan. As of December 31, 1996, options exercisable to purchase 190,000 shares of Common Stock at prices ranging from $1.00 to $1.25 per share are outstanding under the 1995 Director Plan. As of December 31, 1996, options to purchase 40,000 shares have been exercised under the 1995 Director Plan.

1995 Employee Stock Option Plan

      In October 1995, the stockholders of the Company approved adoption of the Company's 1995 Employee Stock Option and Appreciation Rights Plan (the "1995 Employee Plan"), which plan provides for the issuance of Incentive Options, Non-Qualified Options and SARs.

      Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options which qualify as Incentive Stock Options under Section 422 of the Code, to be issued to officers who are employees and other employees, as well as Non-Qualified Options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options. No SARs have been granted to date.

      The 1995 Employee Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs of up to 400,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the event that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of Common Stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. The Company has 400,000 shares of Common Stock reserved for issuance under the 1995 Employee Plan. As of December 31, 1996, options to purchase 400,000 shares of Common Stock with exercise prices of $1.125 to $6.75 per share have been granted under the 1995 Employee Plan. As of December 31, 1996, no options have been exercised under the 1995 Employee Plan.

1997 Recruitment Stock Option Plan

      In February 1997, the Board of Directors of the Company approved adoption of the Company's 1997 Recruitment Stock Option and Appreciation Rights Plan, subject to stockholder approval, which plan provides for the issuance of incentive options, non-qualified options and stock appreciation rights (the "1997 Plan").

      The 1997 Plan provides for automatic and discretionary grants of stock options which qualify as incentive stock options (the "Incentive Options") under
Section 422 of the Code, as well as options which do not so qualify (the "Non-Qualified Options") to be issued to directors. In addition, stock appreciation rights (the "SARs") may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options. No SARs have been granted to date.

      The 1997 Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs to purchase up to 4,400,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1997 Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1997 Plan for the grant of additional options or rights to any eligible employees. The shares of Common Stock subject to the 1997 Plan may be made available from either authorized but unissued shares, treasury shares, or both. As of December 31, 1996, there were no options outstanding under the 1997 Plan.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The Common Stock constitutes the only voting securities of the Company. Each share of Class B Preferred Stock is convertible, at the option of the holder thereof, into approximately 24.47 shares of Common Stock, subject to adjustment upon the occurrence of certain events. Each share of Class C Preferred Stock is convertible, at the option of the holder thereof, into such number of shares of the Company's Common Stock as shall equal $60 divided by the lower of (i) $2.50 or (ii) the closing bid price for any five consecutive trading days during the period commencing on September 6, 1996 and ending on March 5, 1998. The table below sets forth information, to the best of the Company's knowledge, with respect to the total number of shares of the Company's Common Stock, Class B Preferred Stock and Class C Preferred Stock beneficially owned by each director, the Named Executive Officers, each beneficial owner of more than five percent of the Common Stock, and all directors and executive officers as a group, as reported by each such person, as of March 11, 1997. On that date, there were 11,607,597 shares of the Company's Common Stock issued and outstanding, no shares of the Company's Class A Preferred Stock issued and outstanding, 7,500 shares of the Company's Class B Preferred Stock issued and outstanding, and 240,000 shares of the Company's Class C Preferred Stock issued and outstanding.


                                                                                      % of Outstanding
       Name and Address                                   Number of Shares          Shares of Common Stock
     of Beneficial Owner /(1)/       Title of Class       Beneficially Owned       Beneficially Owned/(2)/
---------------------------------   ----------------      ------------------       ------------------------

Four M International, Ltd./(3)/      Common Stock           3,772,832/(4)/                   32.5%
1980 Post Oak Boulevard
Houston, TX  77056

I-Link, Ltd./(5)/                    Common Stock           1,925,141                        16.6%
c/o Clay Wilkes
2100 E. Bengal Blvd. #M104
Salt Lake City, UT  84121


                                                                                      % of Outstanding
       Name and Address                                   Number of Shares          Shares of Common Stock
     of Beneficial Owner /(1)/       Title of Class       Beneficially Owned       Beneficially Owned/(2)/
---------------------------------   ----------------      ------------------       ------------------------

Clay Wilkes/(6)/                     Common Stock           3,713,344/(7)/                   31.9%
2100 E. Bengal Blvd. #M104
Salt Lake City, UT 84121

Benchmark Equity Group Inc.          Common Stock           2,099,174/(10)/                  17.9%
700 Gemini                         Class C Preferred               752
Houston, TX 77058                        Stock

R. Huston Babcock, M.D.              Common Stock             682,173/(11)/                   5.6%
741 12th Street North              Class B Preferred            7,500
St. Petersburg, FL 33705                 Stock

Henry Y.L. Toh/(3)/                  Common Stock             188,501/(12)/                   1.6%
3227 Bennet Street North
St. Petersburg, FL 33713

John W. Edwards                      Common Stock             711,665/(13)/                   5.8%
13751 S. Wadsworth Park Drive
Draper, UT 84020

T6-G Limited Partnership/(8)/        Common Stock             720,083/(9)/                    6.1%
185 South State Street             Class C Preferred            7,133
Salt Lake City, UT                       Stock

William A. Baquet                    Common Stock             785,284/(14)/                   6.8%
33 Libby Avenue
Hicksville, NY 11801

Commonwealth Associates              Common Stock           1,911,392/(15)/                  15.4%
733 Third Avenue                   Class C Preferred            3,750
Suite 700                                Stock
New York, NY 10017

Alex Radulovic/(16)/                 Common Stock             769,824/(17)/                   6.6%
13751 S. Wadsworth Park Drive
Draper, UT 84020

Joseph A. Cohen                      Common Stock             121,000/(18)/                   1.0%
1370 Avenue of the Americas        Class C Preferred            3,000
New York, NY 10019                       Stock

Karl S. Ryser, Jr.                   Common Stock              65,910/(12)/                  *
13751 S. Wadsworth Park Drive
Draper, UT 84020

William H. Flury                     Common Stock             105,650/(19)/                  *
13751 S. Wadsworth Park Drive      Class C Preferred            2,666
Draper, UT 84020                         Stock

David E. Hardy                       Common Stock              71,750/(12)/                  *
60 East South Temple
Salt Lake City, UT 84111


                                                                                      % of Outstanding
       Name and Address                                   Number of Shares          Shares of Common Stock
     of Beneficial Owner /(1)/       Title of Class       Beneficially Owned       Beneficially Owned/(2)/
---------------------------------   ----------------      ------------------       ------------------------
All Executive Officers and           Common Stock           5,712,851/(20)/                  43.4%
Directors as a Group (9 Persons)   Class C Preferred            5,666
                                         Stock

________________________________
 *       Represents less than 1%.
(1) Unless noted, all of such shares are owned of record by each person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them.
(2) As to each person or entity named as beneficial owners, such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days from the date hereof have been exercised or converted, as the case may be. Does not give effect to the agreement of certain holders of outstanding options not to exercise such options pending shareholder approval of an increase in the authorized capital stock of the Company.
(3) Mr. Toh, a director of the Company and one of two directors of Four M, has disclaimed beneficial ownership of the shares of the Common Stock owned by Four M. See Footnote 4.
(4) Represents the number of shares of Common Stock owned by the noted shareholder. As set forth hereinbelow, Four M has granted certain options exercisable commencing July 1, 1996 (subject to the satisfaction of certain conditions) to purchase 3,722,832 shares of Common Stock. Commonwealth and affiliates or associates thereof have the right to purchase 224,187 shares of Common Stock prior to September 6, 1997 and 270,696 shares of Common Stock prior to December 31, 1997. Benchmark Equity Group, Inc. ("Benchmark") has the right to purchase 514,559 shares of Common Stock prior to September 6, 1997 and 537,500 shares prior to December 31, 1997. Certain members of management of I-Link and/or the Company have the right to purchase 825,000 shares of Common Stock prior to September 6, 1997 and 825,000 shares prior to December 31, 1997.
(5) GNET Enterprises, Inc. ("GNET") is the General Partner of I-Link, Ltd. and Clay Wilkes, a director of the Company, is the sole shareholder of GNET.
(6) I-Link, Ltd., a limited partnership, owns an aggregate 1,925,141 shares of Common Stock. The Company has been informed that Mr. Wilkes may be deemed to indirectly beneficially own the 1,925,141 shares owned by I-Link, Ltd.
(7) Includes the 1,925,141 shares of Common Stock held of record by I-Link, Ltd. See previous footnote. Also includes 780,000 shares of Common Stock purchasable upon exercise of an option exercisable commencing on July 1, 1996 granted by Four M and options to purchase 20,000 shares of Common Stock issuable by the Company. Excludes an option granted by the Company on July 1, 1996 to purchase 1,500,000 shares of Common Stock at an exercise price of $7.00 per share, vesting in 25% increments in the event that the average closing bid price of a share of the Company's Common Stock for five consecutive trading days exceeds $10, $15, $20 and $25, respectively. Such option becomes exercisable (to the extent vested) on June 30, 1997, vests in its entirety on June 30, 2001 and lapses on June 30, 2002. Of the shares owned, 30,000 have been pledged to secure the repayment of loans in the principal amount of $90,000 made in March 1997. The loans bear interest at the rate of 8% per annum and are due and payable on or before September 30, 1997 at the discretion of the payee in cash or the shares of Common Stock.
(8) I-Link, Ltd., a limited partnership, owns an aggregate 1,925,141 shares of Common Stock. The Company has been informed that T6-G Limited Partnership may be deemed to indirectly beneficially own 548,891 of the shares owned by I-Link, Ltd.
(9) Includes 548,891 shares of Common Stock held of record by I-Link, Ltd. See previous footnote. Also includes 171,192 shares of Common Stock which are issuable upon conversion of 7,133 shares of Class C Preferred Stock.
(10) Includes 761,570 shares of Common Stock and 91,771 shares of Common Stock issuable upon conversion 3,750 shares of Class B Preferred Stock subject of an option exercisable commencing July 1, 1996 granted by R. Huston Babcock to the noted shareholder and 30,726 shares issued, and an additional 1,052,059 shares of Common Stock which may be purchased, upon exercise of an option exercisable commencing July 1, 1996 granted by Four M to the noted shareholder. Also includes (a) 18,048 shares of Common Stock issuable upon conversion of 752 shares of Class C Preferred Stock, and (b) 145,000 shares of Common Stock, all of which 163,048 shares are beneficially owned by Trident I, LLC, of which the noted shareholder is the manager with the power to exercise investment, dispositive and voting control.
(11) Includes: (a) 183,542 shares of Common Stock into which the 7,500 shares of Class B Preferred Stock owned by the noted stockholder are convertible; and (b) 38,501 shares of Common Stock issuable pursuant to options exercisable within 60 days of the date hereof. 91,771 of the shares of Common Stock issuable upon conversion of such shares of the Class B Preferred Stock are subject to an option granted by the noted stockholder to Benchmark.
(12) Represents 4,000 shares of Common Stock and 67,750 shares issuable pursuant to options exercisable within 60 days of the date hereof.
(13) Includes 416,665 shares of Common Stock subject to the vested portion of Mr. Edwards' option to purchase 1,000,000 shares of Common Stock. Also includes 295,000 shares of Common Stock subject to options held by Mr. Edwards, and 25,000 shares of Common Stock subject to a warrant held by Mr. Edwards. See "Executive Compensation--Employment Agreements" and "Certain Relationships and Related Transactions."
(14) Includes 15,503 shares of Common Stock issued and 525,890 shares issuable pursuant to options exercisable commencing July 1, 1996 granted by Four M and 243,891 Kanter Shares.
(15) Includes 46,509 shares issued and an additional 494,883 shares of Common Stock issuable pursuant to options exercisable commencing July 1, 1996 granted by Four M to Commonwealth and 530,000 shares of Common Stock owned by certain affiliates and control persons of the named shareholder. Also includes 750,000 shares of Common Stock subject to warrants held by the named stockholder and 90,000 shares of Common Stock issuable upon conversion of 3,750 shares of Class C Preferred Stock which are held by certain affiliates of the named stockholder. Does not include shares of Common Stock which may be held by Commonwealth from time to time in its trading account in connection with ordinary market-making activities.
(16) I-Link, Ltd., a limited partnership, owns 1,925,141 shares of Common Stock. The Company has been informed that Mr. Radulovic may be deemed to indirectly beneficially own 269,824 of the shares owned by I-Link, Ltd.
(17) Includes 269,824 shares of Common Stock held of record by I-Link, Ltd. See previous footnote. Also includes 500,000 shares of Common Stock issuable pursuant to options exercisable commencing July 1, 1996 granted by Four M but excludes an option granted by the Company on July 1, 1996, to purchase 500,000 shares of Common Stock at an exercise price of $7.00 per share, vesting in 25% increments in the event that the average closing bid price of a share of the Company's Common Stock for five consecutive trading days exceeds $10, $15, $20 and $25, respectively. Such option becomes exercisable (to the extent vested) on June 30, 1997, vests in its entirety on June 30, 2001 and lapses June 30, 2002.
(18) The Company has agreed to issue options to purchase 64,000 shares of Common Stock to Mr. Cohen, to be exercisable at the fair market value thereof on September 30, 1996. Of such options, 24,000 shall vest and become exercisable immediately upon grant, 20,000 shall vest and become exercisable on the first anniversary of the grant, and 20,000 shall vest and become exercisable on the second anniversary of the grant. Represents shares to become immediately issuable upon exercise of such options. Includes an additional 25,000 shares issuable upon exercise of options issuable to Mr. Cohen and 72,000 Conversion Shares, subject to adjustment, issuable to the Leslie Group upon conversion of Class C Preferred Stock. Mr. Cohen is President of the Leslie Group, Inc., which is a limited partner of the parent of Commonwealth, and which holds 3,000 shares of Class C Preferred Stock.
(19) Includes 41,666 shares of Common Stock issuable pursuant to options exercisable within 60 days of the date hereof and 54,000 shares of Common Stock issuable upon conversion of 2,666 shares of Class C Preferred Stock including 500 shares of Class C Preferred Stock held in the name of Mr. Flury's wife.
(20) Includes 1,140,243 shares of Common Stock which may be obtained pursuant to options exercisable within 60 days of the date hereof, 183,542 shares of Common Stock into which the 7,500 shares of Class B Preferred Stock are convertible and 111,984 shares of Common Stock, into which 4,666 shares of Class C Preferred Stock are convertible. Also includes 780,000 shares of Common Stock subject of an option exercisable commencing on July 1, 1996 granted by Four M and 1,925,141 shares owned of record by I-Link, Ltd. (see footnote 5), and excludes certain unvested options granted by the Company.

Item 12.  Certain Relationships and Related Transactions.

     During the first quarter of fiscal 1995, the Company received advances totaling $218,000 from Mortgage Network International ("MNI"). Henry Y.L. Toh, a Director of the Company, has management control over MNI. Such advances were previously payable upon demand. Subsequent to the extension of such advances, the Board of Directors approved delivery of a promissory note representing the aggregate amount of such advances, which promissory note matured by its terms on October 1, 1995 and bore interest at one percent over the prime rate of interest established by Southwest Bank of Texas, N.A. The balance due as of December 31, 1996, was $175,682 which will be discharged as follows: (i) a principal payment of $88,000 originally due December 31, 1996 will be paid in 21 equal monthly payments of approximately $4,600 beginning March 10, 1997; and (ii) the remaining principal amount of $87,682 plus interest at 10.5% per annum will be paid at the rate of $4,200 per month.

     I-Link was a party to a 12-month consulting agreement with Benchmark dated August 10, 1995 pursuant to which I-Link was obligated to pay $6,000 per month to Benchmark for consulting services rendered. Those payments accrued and were deferred pending the Company's attaining stockholder's equity of at least $2.5 million. The sums due were paid and the agreement has not been renewed.

     I-Link entered into a consulting agreement with T6-G Limited Partnership ("T6-G") for two years commencing upon the successful completion of at least $4 million in funding. The agreement required the payment of a total of $70,000 payable monthly over 24 months. I-Link discharged the entirety of the sums due in September 1996 and T6-G designated such sums to be allocated to its purchase of Class C Preferred Stock.

      The Company also entered into two consulting agreements with Jason H. Pollak, the initial term of one of which expired on January 31, 1996 and the second of such agreements commenced thereafter. The term of the second agreement was for a period of three years, subject to earlier termination by the Company. Pursuant to the terms of the first of such agreements (collectively, the "Pollak Agreements"), Mr. Pollak received 50,000 shares of Common Stock. The second of the Pollak Agreements provided Mr. Pollak with an option to purchase up to 50,000 shares of Common Stock each year at prices of $1.50, $2.50 and $3.50, respectively. The second of the Pollak Agreements was terminated by the Company on March 5, 1996 (upon thirty days' advance notice which renders such termination effective April 4, 1996). The shares of Common Stock subject to the Pollak Agreement have been included in registration statements on Form S-8.

     I-Link was indebted to T6-G in the amount of $300,000, which sums were repaid in full from the proceeds of the Class C Offering. T6-G owns a 9.5% interest in I-Link, Ltd.

     In January 1996, certain associates and affiliates of Commonwealth purchased an aggregate of 878,891 shares of Common Stock (the "Kanter Option Shares") upon conversion of Class A Preferred Stock held by Walnut Capital Corp. ("WCC"), Windy City, Inc. ("WCI") and Canadian Imperial Bank of Commerce Trust Company (Bahamas) Limited at a cost per share of approximately $0.49. Joel Kanter, a director of the Company at the time of the transaction, is affiliated with WCC and WCI.

     On February 21, 1996, Four M International, Ltd. ("Four M"), a principal shareholder of the Company, granted certain options to purchase shares of the Company owned by Four M exercisable commencing July 1, 1996 (subject to the satisfaction of certain conditions) to purchase 3,915,570 shares of Common Stock. Henry Y.L. Toh, a director of the Company, is one of the two directors of Four M. The exercise price of $1.79 per share represents the lesser of 200% of the average of the closing bid and ask price per share of Common Stock for the ten (10) business days preceding July 1, 1996 or $1.79 per share. Commonwealth and affiliates or associates thereof received the right to purchase 545,285 shares of Common Stock prior to December 31, 1996 and 537,500 shares of Common Stock prior to December 31, 1997. Benchmark received the right to purchase 545,285 shares of Common Stock prior to December 31, 1996 and 537,500 shares prior to December 1997. Certain members of management of I-Link, namely, Clay Wilkes, Floyd Wilkes and Alex Radulovic, have the right to purchase an aggregate of 825,000 shares of Common Stock prior to December 31, 1996 and 825,000 shares prior to December 31, 1997. Scott Cook received the right to purchase 100,000 shares prior to December 31, 1996. On February 21, 1996, I-Link agreed to pay an aggregate of $1,275 to Four M by Mr. Cook on or before July 1, 1996. On April 24, 1996, the Four M Options issued to Mr. Cook were cancelled and options were issued as of that date by Four M to Mr. Cook (50,000 shares), S.C. Culbreth (25,000 shares) and John Beardmore (25,000 shares).

     In August 1996, the Four M Options were amended to provide that in the event that $200,000 in principal amount (i.e., exercise proceeds) of the Four M Options have been exercised prior to December 31, 1996, the exercise period of the remaining Four M Options exercisable during 1996 (the "1996 Four M Options") will be extended to September 6, 1997 and the exercise price would be increased by four percent (4%) of the then current exercise price for each 30 day period or portion thereof commencing January 1, 1997 in which the remainder of the 1996 Four M Options are not exercised. In December 1996 Four M Options to purchase the following shares were exercised by the following persons: 25,000 shares by Scott Cook, 12,500 shares by John Beardmore, 12,500 shares by S.C. Culbreth, 30,726 shares by Benchmark, 46,509 shares by Commonwealth, and 15,503 shares by William Baquet. Inasmuch as the aggregate amount exercised exceeded $200,000 in principal amount, the exercise period of the remaining Four M Options was extended.

     The shares of Common Stock owned by Four M are subject of a lockup agreement with Commonwealth from and after the termination of the option agreements and until 12 months from September 6, 1996; provided, however, that to the extent Commonwealth releases more than 300,000 shares in the aggregate on behalf of any affiliate or associated person of Commonwealth, any officer or director of the Company or its subsidiaries or Benchmark, Commonwealth shall release a number of Four M Shares equal to the same percentage as the number of shares owned by such person. In addition, the Company has been informed that the holders of the Four M Options have executed lock-up agreements with Commonwealth for 12 months after September 6, 1996.

     On February 21, 1996, R. Huston Babcock, M.D., a director of the Company, granted certain options (the "Babcock Options") to Benchmark exercisable commencing July 1, 1996 (subject to the satisfaction of certain conditions) to purchase 183,542 shares of Common Stock issuable upon conversion of outstanding Class B Convertible Preferred Stock. The exercise price is equal to the lesser of 200% at the average of the closing bid and ask price per share of Common Stock for the ten (10) business days preceding July 1, 1996 or $1.79 per share. Benchmark received the right to purchase 91,771 shares of Common Stock prior to December 31, 1996, which options have expired, and the right to purchase 91,771 shares prior to December 1997.

     Certain shares of Common Stock owned by Dr. Babcock are subject to a lock-up agreement with Commonwealth for a period of twelve (12) months from September 6, 1996.

     In August 1996, William H. Flury, Vice President, Sales & Marketing of I-Link, loaned I-Link the sum of $100,000, with $105,000 (including a loan origination fee of $5,000) due and payable the earlier of September 6, 1996 or upon the closing of a debt or equity offering by the Company. In connection with such loan, the Company agreed to issue Mr. Flury a warrant to purchase 5,000 shares of Common Stock for two years at $2.50 per share. The Company recorded additional interest expense of $11,875 in connection with the transaction. The funds from the loan were used for general working capital purposes of I-Link. The loan was repaid in September 1996 and the sums directed by Mr. Flury to purchase 1,666 shares of Class C Preferred Stock.

     In August 1996, John W. Edwards, President and Chief Executive Officer of I-Link, loaned I-Link the sum of $131,250 (including a $6,250 original issue discount) due and payable the earlier of September 6, 1996, or upon the receipt of proceeds from a debt or equity financing of the Company. In connection with such loan, the Company agreed to issue Mr. Edwards a warrant to purchase 25,000 shares of Common Stock for two years at $4.87 per share. Funds from the loan were used to pay a $100,000 payment due to AT&T and for general working capital purposes. The loan was repaid in September 1996 from the proceeds of the Class C Offering.

     In September 1996, the Company advanced the sum of $685,000 to FTI to be utilized by FTI to acquire from Harris Corporation certain items of telecommunications switches known as "Harris switches." FTI is an authorized Harris reseller and was able to obtain favorable pricing for these switches. These Harris switches are included in the equipment covered by the IBM operating lease, and IBM will pay FTI for the switches as a vendor, and lease them to I-Link. As of December 31, 1996, the remaining portion of the advance was $120,000. The majority owner of FTI is Robert W. Edwards, Jr., a brother of John W. Edwards, the Company's President, Chief Executive Officer and Director. Effective January 1, 1997, the Company acquired all of the outstanding stock of FTI. See "Item 1. Description of Business."

     Clay Wilkes, the sole shareholder of GNET Enterprises, Inc. ("GNET"), the general partner of I-Link, Ltd., pledged all of the issued and outstanding shares of GNET to secure the Company's guarantee of $100,000 of the principal amount of a loan on October 19, 1995 from Scott Cook to I-Link. The loan was repaid in September 1996 from the proceeds of the Class C Offering.

     Certain officers and directors of the Company and/or I-Link have agreed to vote shares over which they exercise voting power in an aggregate amount of 6,956,000 shares of Common Stock in favor of a proposal to increase the authorized shares of Common Stock and Preferred Stock of the Company. In addition, pending the solicitation of the necessary stockholder approval and as a condition to the first closing of the Class C Offering, securityholders, including certain officers and directors of the Company and/or I-Link, have agreed not to exercise any options owned by them unless and until the shareholders of the Company approve an increase in authorized capital stock.

     On September 6, 1996, the Company closed a private placement of 240,000 shares of Class C Preferred Stock and $717,000 of principal amount of Convertible Promissory Notes (the "Class C Offering"). As a result of the closing of the Class C Offering, 1.6 million shares of the Company's restricted Common Stock held in escrow for the benefit of the former shareholders of I-Link have been released from escrow, in accordance with the terms of the Stock Purchase Agreement between I-Link and the Company. Upon such release, the Company recorded additional acquired in-process research and development expense of $9.8 million, and an increase to paid-in capital of $9.8 million.

     Commonwealth Associates (previously defined and hereinafter referred to as "Commonwealth"), acted as the placement agent for the Class C Offering. Commonwealth received a commission equal to seven percent of the aggregate purchase price of the shares of Class C Preferred Stock and Convertible Notes sold, a non-accountable expense allowance equal to three percent of the gross proceeds from the sale of the Class C Preferred Stock and Convertible Notes and certain other specified offering-related costs. Pursuant to the terms of the Class C Preferred Stock, the shares of Common Stock issuable upon conversion thereof and any shares of Common Stock issuable as a dividend on such Class C Preferred Stock may not be publicly sold prior to September 5, 1997 without the prior written consent of Commonwealth.

     In addition, the Company granted Commonwealth a right of first refusal to underwrite or place any future public or private sale of debt or equity securities or any such sale by certain principal shareholders of the Company, its subsidiaries and successors, for a period of five years after the closing of the Class C Offering.

     The Company issued to Commonwealth Warrants to purchase up to 250,000 shares of the Company's Common Stock and Consultant's Warrants to purchase up to 500,000 shares of Common Stock (together previously defined as the "Commonwealth Warrants"). The Commonwealth Warrants will be exercisable for five (5) years commencing March 1997 at an exercise price of $2.50 per share, subject to adjustment.

     The Company also entered into a Consulting Agreement with Commonwealth, pursuant to which: (i) the Company shall employ Commonwealth as its investment banker and financial consultant for a period of twelve (12) months; (ii) the Company paid Commonwealth a fee of $200,000, plus two percent of the gross proceeds of the Class C Offering in excess of $10,000,000, for such twelve-month period; and (iii) the Company agreed to pay Commonwealth a fee of five percent of the first $5,000,000 and two and one-half percent of the amount over $5,000,000 of the consideration paid or received by the Company (or by any affiliated entity of the Company) in any transaction (including mergers, acquisitions, joint ventures and other business transactions) consummated by the Company or any subsidiary or affiliate of the Company introduced to the Company by Commonwealth.

     Certain officers, directors and affiliated persons, including holders of the Four M Options, the Kanter Option Shares and the Babcock Option have agreed with Commonwealth not to sell any shares of Common Stock or options to purchase Common Stock for a period of 12 months from September 6, 1996 without the prior written consent of Commonwealth. In addition, holders of the 10% Notes issued by the Company in February 1996 ("10% Notes") who converted a portion of such Notes to Common Stock and who acquired Class C Preferred Stock in the Class C Offering have agreed with Commonwealth not to sell any shares of Common Stock or the Conversion Shares for a period of twelve (12) months from September 6, 1996, without the prior written consent of Commonwealth; provided, however, Commonwealth has agreed that such persons will be permitted to sell a sufficient amount of the shares of Common Stock or Conversion Shares as will equal the principal amount of the 10% Note previously held by such shareholder. In addition, certain officers, directors and affiliated persons of the Company have agreed not to exercise any options owned by them (and to waive reservation of the shares of Common Stock underlying such options) until shareholders authorize such number of additional shares of Common Stock necessary to accommodate the lowest Conversion Price of the Class C Preferred Stock and, finally, all such persons have agreed to vote their shares of Common Stock for such increase in authorized capital.

     Commonwealth designated Joseph A. Cohen for election to the Board of Directors of the Company, and designated Michael Falk as a non-voting advisor to the Board of Directors. In addition, Commonwealth was granted the right to approve the Company's selection of a second outside director to be nominated for election at the next annual or special meeting of stockholders.

     Commonwealth also arranged bridge financings for the Company in the amount of $375,000 and was paid $37,500 in commissions from the proceeds of the Class C Offering.

     See "Item 3. Legal Proceedings" for a description of the terms of the agreement in principle relating to the settlement of certain litigation and of the additional consideration to an investor group led by the Company's Secretary and its Treasurer and Chief Financial Officer in connection therewith.

     See "Executive Compensation--Employment Agreements" and "Executive Compensation--Consulting Agreements" for descriptions of the terms of employment and consulting agreements between the Company or I-Link and certain officers, directors and other related parties.

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Report.

    2(a)/6/ Management Agreement Assignment, effective June 1, 1993 between Florida Medical Enterprises, Inc. and Waters Edge Scanning Associates, Inc.

    2(b)/6/ Lease Assignment and Asset Purchase Agreement dated as of June 1, 1993 between Waters Edge Scanning Associates, Ltd. and Medcross, Inc.

    2(c)/10/ Joint Venture Interest Purchase Agreement, effective October 1, 1994 between Medcross, Inc. and Urology Ultrasound, Inc.

    2(d)/15/ Stock Purchase Agreement, dated February 13, 1996, by and among Medcross, Inc, I-Link, Ltd., and GNET Enterprises, Inc.

    2(e)/15/ Escrow Agreement, dated February 21, 1996, by and among Medcross, Inc., I-Link, Ltd., and De Martino Finkelstein Rosen & Virga.

    2(f)/19/    Form of 8% Convertible Promissory Note.

    2(g)/18/ Stock Purchase Agreement dated February 13, 1996, by and among Medcross, Inc., I-Link, Ltd. and GNET Enterprises, Inc.

    2(h)/17/ Escrow Agreement dated February 21, 1996, by and among Medcross, Inc., I-Link, Ltd. and De Martino Finkelstein Rosen & Virga.

    2(i)/17/    Form of Promissory Note.

    2(j)/21/ Share Exchange Agreement for the Acquisition of Family Telecommunications Incorporated by Medcross, Inc.

    3(a)/20/ Amendment to the Amended and Restated Articles of Incorporation dated August 16, 1996.

    3(b)/20/ Composite copy of the Amended and Restated Articles of Incorporation incorporating all amendments through the date hereof.

    3(c)/8/     Bylaws of the Company, as amended.

    3(d)/16/    Articles of Incorporation of I-Link Worldwide Inc.

    3(e)/16/    Bylaws of I-Link Worldwide Inc.

    3(f)        Articles of Incorporation of Family Telecommunications, Inc.
                and Articles of Amendment to the Articles of Incorporation.

    3(g)        Bylaws of Family Telecommunications, Inc.

    4(a)/1/     Specimen Common Stock Certificate.

    4(b)/7/ Promissory Note payable to Waters Edge Scanning Associates, Ltd., in the amount of $600,000, dated June 1, 1993.

    4(c)/7/ Promissory Note contingently payable to Waters Edge Scanning Associates, Ltd., in the amount of $365,000, dated June 1, 1993.

    4(d)/7/ Promissory Note contingently payable to Waters Edge Scanning Associates, Ltd., in the amount of $365,000, dated June 1, 1993.

    4(e)/8/ Form of Promissory Note payable to limited partners of Medcross Imaging, Ltd., in the aggregate amount of $75,000, dated October 1, 1993.

    4(f)/11/    Series CS Warrant to Purchase Common Shares of Medcross, Inc.

    4(g)/13/ Common Stock Purchase Option to Purchase Common Shares of Medcross, Inc.

    4(h)/15/    Form of 10% Convertible Promissory Note dated February 21, 1996.

    4(i)/16/ Non-Negotiable 10% Promissory Note payable to Scott Cook in the amount of $100,000, dated October 19, 1995.

    4(j)/16/ Guaranty by and between Medcross, Inc. and Scott Cook, dated October 19, 1995.

    4(k)/16/ Security Agreement by and between I-Link, Ltd., Scott Cook, and Medcross, Inc. dated October 19, 1995.

    4(l)/16/ Common Stock Purchase Option to Purchase Common Shares of Medcross, Inc. issued to Scott Cook.

    4(m)/22/    Form of Convertible Promissory Note issued September 6, 1996.

    4(n)        Placement Agent's Common Stock Warrant Agreement and
                Certificate.

    4(o)        Consultant's Common Stock Warrant Agreement and
                Certificate.

    4(p)/22/ Option to purchase 7,500 shares of Class B Convertible Preferred Stock of Medcross, Inc., granted by R. Huston Babcock to Benchmark Equity Group, Inc., dated February 14, 1996.

    4(q)/22/ Option to purchase 160,000 shares of Class A Convertible Preferred Stock of Medcross, Inc., granted by Four M International, Ltd. to Commonwealth Associates, dated February 21, 1996.

    4(r)/22/ Non-Negotiable 10% Convertible Promissory Note (Series II) payable to Joseph Wong, in the principal amount of $50,000, dated February 9, 1996.


    4(s)/22/ Non-Negotiable 10% Convertible Promissory Note (Series III) payable to Trident I, L.L.C., in the principal amount of $50,000, dated February 21, 1996.

    9(a)/4/ Shareholder's Agreement dated February 19, 1992 among Four M International, Inc., Walnut Capital Corp., Windy City, Inc., and Canadian Imperial Bank of Commerce Trust Company (Bahamas) Limited.

    9(b)/10/    First Amendment to Shareholder's Agreement.

    *10(a)/9/   Director Stock Option Plan.

    *10(b)/2/   Executive Stock Option Plan.

    10(c)/2/ MR Service Agreement, dated August 14, 1990, between Medcross Imaging, Ltd. and HealthTrust, Inc. with respect to Edward White Hospital .

    10(d)/2/ MR Service Agreement, dated August 14, 1990, between Medcross Imaging, Ltd. and HealthTrust, Inc. with respect to South Bay Hospital.

    10(e)/3/ Stock Purchase Agreement, dated February 9, 1992, between Medcross, Inc., Four M International Limited, Walnut Capital Corp., Windy City, Inc., and Canadian Imperial Bank of Commerce Trust Company.

    10(f)/5/ First Amendment to Stock Purchase Agreement, dated May 1, 1992, between Medcross, Inc., Four M International, Inc., Walnut Capital Corp., Windy City, Inc., and Canadian Imperial Bank of Commerce Trust Company (Bahamas) Limited, as trustee.

    10(g)/10/   Financial Consulting Agreement and Common Stock Purchase Warrant
                dated as of November 3, 1994 between Medcross, Inc. and JW
                Charles Financial Services, Inc.

    10(h)/11/   Consulting Agreement, dated as of August 6, 1995, between the
                Company and Timothy R. Barnes.

    10(i)/12/   Consulting Agreement, dated September 1, 1995, by and among
                Medcross, Inc., Kalo Acquisitions, LLC, and Jason H. Pollak.

    10(j)/13/   Amendment to and Restatement of the Amended and Restated
                Consulting Agreement, dated March 4, 1996, by and among
                Medcross, Inc., Kalo Acquisitions, LLC, and Jason H. Pollak.

    10(k)/13/   Termination of Amended and Restated Consulting Agreement, dated
                March 5, 1996, by and among Medcross, Inc., Kalo Acquisitions,
                LLC, and Jason H. Pollak.

    10(l)/14/   MR Service Agreement effective October 1, 1995, by and between
                Medcross Imaging, Ltd. and South Bay Hospital.

    10(m)/14/   MR Service Agreement effective October 1, 1995, by and between
                Medcross Imaging, Ltd. and Edward White Hospital.


    *10(n)/16/  Employment Agreement, dated February 4, 1996, between Medcross,
                Inc. and Henry Y.L. Toh.

    *10(o)/16/  Employment Agreement, dated January 1, 1996, between Medcross,
                Inc. and Dorothy L. Michon.

    *10(p)/16/  Employment Agreement, dated January 1, 1996, between Medcross,
                Inc. and Stephanie E. Giallourakis.

    *10(q)/16/  Employment Agreement, dated February 14, 1996, between I-Link
                Worldwide Inc. and Clay Wilkes.

    *10(r)/16/  Employment Agreement, dated February 14, 1996, between I-Link
                Worldwide Inc. and Alex Radulovic.

    *10(s)/16/  1995 Director Stock Option and Appreciation Rights Plan.

    *10(t)/16/  1995 Employee Stock Option and Appreciation Rights Plan.

    *10(u)/16/  Employment Agreement, dated April 8, 1996, between I-Link
                Worldwide Inc. and John W. Edwards.

    10(v)/18/   Consulting Agreement, effective January 1, 1996, by and between
                Windy City, Inc. and the Company.

    10(w)/20/   Agreement for Terminal Facility Collocation Space, dated June
                21, 1996, by and between I-Link Worldwide Inc. and MFS Telecom,
                Inc.

    10(x) Consulting Agreement dated August 20, 1996 between the Company and Commonwealth Associates.

    10(y) Sales Agency Agreement dated July 1, 1996 between the Company and Commonwealth Associates and Amendment No. 1 thereto.

    10(z) Commercial Lease dated May 21, 1996 between I-Link Worldwide Inc. and Draper Land Partnership II and First Amendment dated July 22, 1996.

    10(cc)/22/  Second Amendment dated November 22, 1995 to Medcross, Inc.
                Shareholders' Agreement.

    10(dd)/22/  Third Amendment dated January 31, 1996 to Medcross, Inc.
                Shareholders' Agreement


    10(ee)/22/  Term Lease Master Agreement dated May 19, 1996 by and between
                IBM Credit Corporation and I-Link Worldwide Inc.

    *10(ff)     1997 Recruitment Stock Option Plan.

    10(gg) Lease Agreement dated July 1, 1996 between Broadway Associates and FTI Communications

    10(hh) Lease Between Phoenix City Square Partnership and Robert W. Edwards and Denise A. Edwards

    10(ii)      Carrier Agreement between MCI Telecommunications
                Corporation and FTI, Inc.

    10(jj) Strategic Member Reseller Agreement between I-Link Worldwide Inc. and WealthNet Incorporated

    10(kk)      Settlement Agreement between WealthNet
                Incorporated and Family Telecommunications Incorporated

    10(ll) Agreement Regarding Certificate of Deposit between Draper Land Partnership II and I-Link Worldwide Inc.

    21          Subsidiaries of the registrant.

    23(b)       Consent of Coopers & Lybrand L.L.P.

    27          Financial Data Schedule

  ____________________
  /1/ Incorporated by reference to the Company's Registration Statement on Form S-18 file number 33-27978-A.
  /2/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, file number 0-17973.
  /3/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, file number 0-17973.
  /4/ Incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 1992, file number 0-17973.
  /5/ Incorporated by reference to the Company's Current Report on Form 8-K dated May 22, 1992, file number 0-17973.
  /6/ Incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1993, file number 0-17973.
  /7/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-17973.
  /8/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, file number 0-17973.
  /9/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, file number 0-17973.
  /10/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, file number 0-17973.
  /11/ Incorporated by reference to the Company's Registration Statement filed on Form S-8, file number 33-63751.

  /12/ Incorporated by reference to the Company's Registration Statement filed on Form S-8, file number 33-63749.
  /13/ Incorporated by reference to the Company's Registration Statement filed on Form S-8, file number 333-01525.
  /14/ Incorporated by reference to the Company's Current Report on Form 8-K, dated October 31, 1995, file number 0-17973.
  /15/ Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 1995, file number 0-17973.
  /16/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the years ended December 31, 1995, filed on April 15, 1996, file number 0-17973.
  /17/ Incorporated by reference to the Company's Quarterly Report on Form 10-
       QSB for the quarter ended March 31, 1996, file number 0-17973.
  /18/ Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 1996, file number 0-17973.
  /19/ Incorporated by reference to the Company's Current Report on Form 8-K, dated September 6, 1996, file number 0-17973.
  /20/ Incorporated by reference to the Company's Quarterly Report on Form 10-
       QSB for the quarter ended June 30, 1996, file number 0-17973.
  /21/ Incorporated by reference to the Company's Current Report on Form 8-K, dated January 13, 1997, file number 0-17973.
  /22/ Incorporated by reference to the Company's Registration Statement on Form
       SB-2 (File No. 333-17861).

    * Indicates a management contract or compensatory plan or arrangement required to be filed herewith.

(b) There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES

            In accordance with Section 13 of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          MEDCROSS, INC.
                                          (Registrant)



  Dated: April 15, 1997                   By: /s/ John W. Edwards
         ------------------                  -------------------------------
                                              John W. Edwards, President and
                                              Chief Executive Officer


            In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                       Title                                  Date
  ---------                       -----                                  ----


   /s/ John W. Edwards        President, Chief Executive          April 15, 1997
  ------------------------    Officer and Director
  John W. Edwards

  /s/ Clay Wilkes             Chairman of the Board               April 15, 1997
  ------------------------
  Clay Wilkes

  /s/ Karl S. Ryser, Jr.      Treasurer and Chief Financial       April 15, 1997
  ------------------------    Officer
  Karl S. Ryser, Jr.

  /s/ David E. Hardy          Secretary                           April 15, 1997
  ------------------------
  David E. Hardy

                              Director
  ------------------------
  Henry Y.L. Toh

  /s/ R. Huston Babcock       Director                            April 15, 1997
  ------------------------
  R. Huston Babcock

  /s/ Joseph A. Cohen         Director                            April 15, 1997
  ------------------------
  Joseph A. Cohen




                              FINANCIAL STATEMENT

                               TABLE OF CONTENTS


Title of Document                                                                                               Page
        Report of Independent Accountants                                                                       F-1

        Consolidated Balance Sheet as of December 31, 1996                                                      F-2

        Consolidated Statements of Operations for the years ended December 31, 1996 and 1995                    F-3

        Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995                    F-4

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995          F-6

        Notes to Consolidated Financial Statements                                                              F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Medcross, Inc.:

We have audited the accompanying consolidated balance sheet of Medcross, Inc. and Subsidiaries ("the Company") as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medcross, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Coopers & Lybrand, L.L.P.
Salt Lake City, Utah
April 11, 1997

                         MEDCROSS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             as of December 31, 1996
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                                       $    4,500,227
   Accounts receivable less allowances of $652,019                                                        780,907
   Inventory less allowances of $260,033                                                                  557,036
   Certificate of deposit - restricted                                                                    208,500
   Prepaid expenses                                                                                        47,472
   Other current assets                                                                                    11,411
                                                                                                   --------------
       Total current assets                                                                             6,105,553
                                                                                                   --------------
Property and equipment

   Office furniture, equipment and leasehold improvements                                                 388,191
   Network services furniture and equipment                                                             2,110,996
   Medical equipment and vehicles                                                                       2,975,701
                                                                                                   --------------
                                                                                                        5,474,888
   Less accumulated depreciation                                                                       (2,618,252)
                                                                                                   --------------
       Net property and equipment                                                                       2,856,636
                                                                                                   --------------

Other assets:
   Intangible assets less accumulated amortization of $254,506                                            486,028
   Certificate of deposit - restricted                                                                  1,761,312
   Other assets                                                                                           224,301
                                                                                                   --------------
        Total other assets                                                                              2,471,641
                                                                                                   --------------
Total assets                                                                                       $   11,433,830
                                                                                                   ==============
                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                           $    2,379,451
   Accrued litigation settlement                                                                          821,000
   Note payable - related party                                                                            88,000
   Notes payable                                                                                        1,007,000
   Current portion of long-term debt - related party                                                       43,554
   Current obligations under capital lease                                                                187,047
                                                                                                   --------------
       Total current liabilities                                                                        4,526,052
                                                                                                   --------------

Long-term debt - related party                                                                             44,128
Capital lease obligation                                                                                  236,705
Minority interest in consolidated subsidiaries                                                            328,328
                                                                                                   --------------
        Total liabilities                                                                               5,135,213
                                                                                                   --------------
Commitments and contingencies                                                                                   -

Stockholders' equity:
Preferred stock, $10 par value, 247,500 shares outstanding                                              2,475,000
Common stock, $.007 par value, authorized 20,000,000 shares, issued and
 outstanding 10,607,597 shares                                                                             74,253
Additional paid-in capital                                                                             30,874,910
Accumulated deficit                                                                                   (27,125,546)
                                                                                                   --------------
      Total stockholders' equity                                                                        6,298,617
                                                                                                   --------------
Total liabilities and stockholders' equity                                                         $   11,433,830
                                                                                                   ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                         MEDCROSS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 1996 and 1995


                                                                                    1996                            1995
                                                                                    ----                            ----
Revenues:

   Health care service revenue, net                                       $    2,212,544                    $  2,785,064
   Network service revenue                                                       170,532                               -
   Equipment sales and service                                                         -                         337,889
                                                                          --------------                      ----------
      Net operating revenue                                                    2,383,076                       3,122,953
                                                                          --------------                      ----------

Operating costs and expenses:
   Salaries and benefits                                                       1,825,138                       1,123,340
   Selling, general and administrative                                         2,863,963                       1,199,519
   Cost of goods sold - equipment sales and service                                    -                         154,481
   Communications network expenses                                             1,120,779                               -
   Depreciation and amortization                                               1,094,004                         465,020
   Provision for inventory valuation                                             260,033                               -
   Repairs and maintenance                                                       288,662                         309,255
   Provision for doubtful accounts                                               197,565                         365,093
   Research and development                                                      347,504                               -
   Acquired in-process research and development                               14,577,942                               -
                                                                          --------------                      ----------
      Total operating costs and expenses                                      22,575,590                       3,616,708
                                                                          --------------                      ----------

Operating loss                                                               (20,192,514)                       (493,755)
                                                                          --------------                      ----------

Other income (expense):
   Interest expense                                                           (2,191,629)                       (160,423)
   Interest income                                                               147,322                          10,717
   Equity in net income (loss) of unconsolidated subsidiaries                     (3,211)                         20,500
   Litigation settlement expense                                                (821,000)                              -
   Other income                                                                   (8,108)                         58,612
                                                                          --------------                      ----------
      Total other expense                                                     (2,876,626)                        (70,594)
                                                                          --------------                      ----------
Loss before minority interest in income of consolidated
     subsidiaries                                                            (23,069,140)                       (564,349)

Minority interest in income of consolidated subsidiaries                           4,900                          12,440
                                                                          --------------                      ----------

Net loss                                                                  $  (23,064,240)                    $  (551,909)
                                                                          ==============                      ==========

Net loss per common share after preferred dividends                       $        (6.53)                    $      (.39)
                                                                          ==============                      ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                         MEDCROSS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1996 and 1995


                                                                                               1996                     1995
                                                                                               ----                     ----
Cash flows from operating activities
   Net loss                                                                            $(23,064,240)               $  (551,909)
   Adjustments to reconcile net loss to net cash provided (used)
   by operating activities
       Depreciation and amortization                                                      1,094,004                    465,020
       Accrued litigation settlement                                                        821,000                          -
       Warranty liability                                                                         -                    (94,091)
       Expense for warrants issued below market                                              11,875                     16,667
       Imputed interest on convertible notes                                              1,945,000                          -
       Acquired in-process research and development                                      14,577,942                          -
       Common stock issued for services                                                      12,500                     50,000
       Provision for inventory valuation                                                    260,033                          -
       Provision for doubtful accounts                                                      197,565                    365,093
       Gain (loss) on sale of property and equipment                                         (3,080)                       765
       Equity in net loss (income) of unconsolidated subsidiaries                             3,211                    (20,500)
       Minority interest in net income of consolidated subsidiaries                          (4,900)                   (12,440)
       Forgiveness of debt                                                                  (10,220)                         -
       Increase (decrease) from changes in:
             Accounts receivable                                                            (29,377)                  (161,353)
             Inventory                                                                       12,919                     91,926
             Organization costs refunded                                                          -                     14,055
             Additions to other assets                                                     (204,406)                         -
             Other current assets                                                            15,591                     46,465
             Accounts payable and accrued expenses                                         (475,702)                   109,664
                                                                                       ------------                -----------
                  Net cash provided (used) by operating activities                       (4,840,285)                   319,362
                                                                                       ------------                -----------


Cash flows from investing activities
    Purchases of property and equipment                                                    (677,004)                   (23,222)
    Proceeds from sale of property and equipment                                              3,080                      5,755
    Investment in unconsolidated subsidiary                                                       -                     (6,250)
    Purchase of certificates of deposit - restricted                                     (1,962,601)                         -
    Proceeds from maturity of certificate of deposit  - restricted                           60,000                          -
    Distributions from unconsolidated subsidiary                                              3,039                          -
    Sale of interest in unconsolidated subsidiary                                                 -                     28,000
                                                                                       ------------                -----------
        Net cash provided (used) by investing activities                                 (2,573,486)                     4,283
                                                                                       ------------                -----------

                                 - continued -

  The accompanying notes are an integral part of these consolidated financial statements.

                         MEDCROSS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 For the years ended December 31, 1996 and 1995


                                                                                                 1996                  1995
                                                                                                 ----                  ----
Cash flows from financing activities
   Proceeds from notes payable                                                            $  2,502,333          $   218,000
   Repayment of notes payable                                                               (2,499,833)            (151,000)
   Repayment of long-term debt                                                                (491,523)            (370,871)
   Payment of capital lease obligations                                                       (285,444)            (246,451)
   Proceeds from issuance of preferred stock, net of offering costs                         12,290,000                    -
   Proceeds from exercise of warrants and options                                              356,013                1,820
   Minority interest distributions
                                                                                               (36,865)             (54,750)
                                                                                         -------------          -----------

       Net cash provided (used) by financing activities                                     11,834,681             (603,252)
                                                                                            ----------            ---------

                                                                                                     1               (2,234)
Effect of foreign currency translation on cash flows                                        ----------                -----

Increase (decrease) in cash and cash equivalents                                             4,420,911             (281,841)

Cash and cash equivalents at beginning of year                                                  79,316              361,157
                                                                                         -------------          -----------

Cash and cash equivalents at end of year                                                 $   4,500,227          $    79,316
                                                                                         =============          ===========

Supplemental cash flow information
----------------------------------
   Interest paid                                                                         $     189,107          $   129,859
                                                                                         =============          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MEDCROSS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATMENT OF STOCKHOLDER'S EQUITY
                 For the years ended December 31, 1996 and 1995

                                                                                                     Additional
                                                                                                     ----------
                                              Preferred      Stock         Common         Stock        Paid-in      Accumulated
                                              ---------      -----         ------         -----        -------      -----------
                                               Shares        Amount        Shares         Amount       Capital         Deficit
                                               ------        ------        ------         ------       -------         -------
Balance at December 31, 1994                   216,805     $2,168,050     1,521,449      $10,650       $3,268,255    $(3,511,165)
Conversion of preferred stock into
   common stock                                 (9,305)       (93,050)      227,714        1,594           91,456
Common stock issued for services                                             50,000          350           62,150
Common stock issued for cancellation of
   note payable                                                               1,849           13            5,188
Common stock issued for employee stock
   purchase plan                                                              2,080           15            1,805
Foreign currency translation adjustment                                                                                    1,764
Net loss                                             -              -             -            -                -       (551,909)
                                              --------      ---------     ---------       ------        ---------      ---------

Balance at December 31, 1995                   207,500      2,075,000     1,803,092       12,622        3,428,854     (4,061,310)

Conversion of preferred stock into common
   stock                                      (200,000)    (2,000,000)    4,894,461       34,261        1,965,739
Exercise of stock options                                                   189,637        1,327          354,686
Common stock issued for the
   acquisition of I-Link Worldwide                                        3,000,000       21,000       12,579,000
Sale of Class C preferred stock for cash,
   net of offering costs of $2,110,000         240,000      2,400,000                                   9,890,000
Common stock issued for cancellation of
   notes payable                                                            720,407        5,043          699,756
Issuance of stock warrants below market
   value of common stock                                                                                   11,875
Interest expense associated with issuance
   of convertible notes at a discount                                                                   1,945,000
Foreign currency translation adjustment                                                                                        4
Net loss                                                                                                             (23,064,240)
                                               -------      ---------    ----------       ------       ----------     ----------
Balance at December 31, 1996                   247,500     $2,475,000    10,607,597      $74,253      $30,874,910   $(27,125,546)
                                               =======      =========    ==========       ======       ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements

                         MEDCROSS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies

Nature of business

Medcross, Inc. and subsidiaries ("the Company") operate in three businesses. Domestically the Company is a provider of diagnostic and clinical services to healthcare facilities and directly to patients both with its own equipment and equipment of other entities under management contracts. Through its acquisition in February 1996 of I-Link Worldwide, Inc. ("I-Link"), the Company is a provider of business communication services. In China, the Company sells and services used medical equipment.

Principles of consolidation

The consolidated financial statements include the accounts of Medcross, Inc. and the following subsidiaries:

  - Medcross Imaging, Ltd., a limited partnership, provides mobile magnetic resonance imaging services to healthcare facilities. The Company is the sole general partner of the partnership and had an 81.75% ownership interest as of December 31, 1996 and 1995.

  - Waters Edge Scanning Associates, Inc., a Florida corporation, provides magnetic resonance imaging services. This wholly owned subsidiary acquired the assets of Waters Edge Scanning Associates, Ltd. and its general partner, Florida Medical Enterprises, Inc. on June 1, 1993.

  - Urological Ultrasound Services of Tampa Bay, Inc., a Florida corporation, provides mobile ultrasound services. This wholly owned subsidiary began operations in October 1994 after completion of an acquisition of the 75% ownership interest not previously owned by the Company. Prior to that time, the Company recorded its share of income or loss from the 25% ownership interest on the equity method. On May 1, 1995, this subsidiary distributed all of its assets net of liabilities to the Company. All of the assets of this subsidiary, except cash, were contributed to Waters Edge Scanning Associates, Inc. and this subsidiary was dissolved in 1996.

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

  - I-Link Worldwide Inc., a Utah corporation, was acquired by the Company in February 1996 and is a wholly owned subsidiary. I-Link Worldwide Inc. provides business communication services.

All significant intercompany transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less.

                         MEDCROSS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies, continued

Non-Cash Transactions

Non-cash transactions not otherwise reflected in the consolidated statement of cash flows include the following:

      In February 1995, a holder of Class B Preferred Stock converted 9,305 shares into 227,714 shares of common stock.

      In September 1995, one of the note holders of the $600,000 promissory note demanded payment, due in common stock. A reduction of $5,201 of the debt resulted in an issuance of 1,849 shares of common stock.

      In February 1996, the Company acquired all of the outstanding shares of I-Link Worldwide Inc. in exchange for 4,000,000 shares of Common Stock of the Company, of which 2,600,000 shares were held in escrow, until August 1996 when 1,600,000 shares were released.

      In August 1996, in accordance with the terms of the Stock Purchase Agreement entered into during the I-Link acquisition, 1,600,000 shares of Common Stock held in escrow for the benefit of the seller were released resulting in acquired in-progress research and development expense in the amount of $9,800,000 and a corresponding increase in additional paid-in capital.

      In 1996 holders of Class A Preferred Stock converted 200,000 shares into 4,894,461 shares of common stock.

      During 1996, certain convertible promissory notes totaling $704,799 (principal amount) were converted into 720,407 shares of common stock.

      During 1996, I-Link financed $605,609 of equipment through capital leases.

Inventory

Inventories consist of used and refurbished computerized tomography scanners held for sale in China. Inventories are valued at the lower of cost or market using the specific identification method.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the declining balance method for medical equipment and straight-line method for other assets over the estimated useful lives of the assets, two to nine years. Expenditures for maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. Gains or losses on disposals are credited or charged to operations.

Intangible assets

Organization costs are amortized on the straight-line basis over a period of sixty months. Loan costs are amortized as an adjustment to interest expense over the period of the loans (36 months to 60 months). Syndication and other issuance costs incurred with respect to equity offerings of the Company and sale of limited partnership interests are deferred and offset against the proceeds of the offerings at closing. Goodwill resulting from purchase of Waters Edge Scanning Associates, Inc., is amortized on the straight-line basis over a period of twenty-five years. The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of the intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company uses an estimate of the related undiscounted future cash flows compared to the carrying value of intangibles to determine if an impairment exists. Adjustments are made if the sum of expected future net cash flows is less than carrying value.

                         MEDCROSS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies, continued

Revenue recognition

The Company recognizes revenue from health care services at the time services are performed net of contractual allowances based on agreements with third party payers. The Company records revenue from equipment sales when installation is completed. Advance deposits received prior to installation are recorded as a current liability. The Company recognizes revenue from business communication services as services are rendered or as products are delivered to customers.

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

Net loss per share

Net loss per share of common stock is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and convertible preferred stock are excluded from the calculation, when their effect would be anti-dilutive.

Net loss per common share for 1996 and 1995 were calculated as follows:

                                                                                 1996                         1995
                                                                                 ----                         ----
   Net loss per consolidated statement of operations                           $(23,064,240)               $ (551,969)
      Cumulative preferred stock dividends not paid in current year                (343,629)                 (128,669)
      Preferred stock dividend on class C convertible cumulative
         redeemable preferred stock                                             (20,880,000)                        -
                                                                                -----------                 ---------
      Net loss applicable to common stock                                      $(44,287,869)               $ (680,578)
                                                                                ===========                 =========
      Weighted average shares outstanding                                         6,780,352                 1,756,540
                                                                                ===========                 =========
      Net loss per common share                                                $      (6.53)               $    ( .39)
                                                                                ===========                 =========

                         MEDCROSS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies, continued

The preferred stock dividend (non cash) on Class C convertible redeemable preferred stock is calculated as the difference between the conversion price per common share per the private offering memorandum as compared to the market price for the common stock on the date the preferred shares were sold. The dividend was recognized over the period between the sale of the preferred stock and the date the preferred shares could first be converted.

Financial Instruments

As of December 31, 1996 and 1995, the carrying amounts for cash, cash equivalents, certificates of deposit and other current assets or liabilities that are considered to be financial instruments approximate their fair value because of the short maturity of these instruments. The carrying amounts for the Company's line of credit and other non convertible debt also approximates fair value based on current rates available to the Company for debt of a similar nature and maturity. The Company's convertible promissory notes, with a carrying value of $717,000 at December 31, 1996 have a fair value of $1,452,000 based on the quoted market price of the stock at December 31, 1996.

Reclassifications

Certain balances in the December 31, 1995 financial statements have been reclassified to conform with the current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.

Note 2 - Major customers and concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions in Utah and Florida and attempts to limit its exposure in any one particular instrument. At December 31, 1996 the Company's cash deposits exceeded the federally insured limits by $4,300,000.

The Company provided magnetic resonance imaging services to two major customers in 1996 and 1995. The revenue and accounts receivable balances, net of contractual allowances, at year-end for each of these customers were as follows:

                                             Revenue                             Accounts Receivable
                                             -------                             -------------------
                                    1996                 1995            1996                           1995
                                    -----                ----            ----                           ----
Customer A                       $433,338             $566,945        $55,204                        $87,223
Customer B                        248,000              304,791         22,750                         18,200


Note 3 - Certificates of Deposit-Restricted

During 1996, I-Link entered into a 24 month; $3.5 million operating lease. As a condition of that lease, I-Link obtained a letter of credit totaling $1.575 million. To secure the letter of credit the Company has restricted Certificates of deposit (CDs) in the same amount. These funds will be released when the lease expires. I-Link also has restricted CDs totaling $150,812 used to secure lines of credit in connection with capital leases totaling approximately $610,000. As of December 31, 1996, I-Link also has restricted CDs totaling $244,000 of which $215,000 is used for a security deposit on the facilities which I-Link occupied in early 1997. The remaining $30,000 is collateral for I-Link's corporate credit cards. These monies are held in escrow accounts and bear interest which is to be paid to I-Link. Of the above monies held in escrow, $208,500 will be released during 1997.

Note 4 - Notes payable


Uncollateralized promissory note, payable to Mortgage Network International, interest
payable at 10.5% payable monthly.                                                             $     88,000
                                                                                                ==========
Line of credit, $700,000, payable to First Union National Bank, interest payable at 3/4% above prime rate, (prime rate was 8.25% at December 31, 1996), principal balance due June 30, 1996, collateralized by accounts receivable
and general assets of the Company.                                                              $  290,000

Convertible promissory notes, interest payable quarterly at 8% per
annum, uncollateralized.                                                                           717,000
                                                                                                 ---------
Total notes payable                                                                            $ 1,007,000
                                                                                                 =========

                         MEDCROSS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes payable - continued

The Company has reached an agreement with First Union National Bank pursuant to which the Company has agreed to secure alternative financing to repay amounts outstanding under the line of credit while continuing to repay the outstanding balance in increments of $10,000 per month commencing on July 1, 1996. The line of credit contains restrictive covenants relating to equity requirements, minimum cash balances, acquisitions, debt to equity ratios, borrowing base requirements, and net cash flow coverage requirements.

The convertible promissory notes were issued in September 1996 in conjunction with a private placement offering Class C Preferred Stock of the Company. The promissory notes will automatically be converted into 11,950 shares of Class C Preferred Stock at $60 per share upon the amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Preferred Stock to at least 2,000,000. Each convertible note is due on July 31, 1997 with interest at the rate of 8% per annum. The notes are prepayable by the Company without penalty upon 30 days notice provided that the Company has effected an amendment to its Articles of Incorporation to increase its authorized capital stock and designated sufficient Class C Preferred Stock to accommodate conversion of the notes, though the holders of the promissory notes may elect to convert the notes in lieu of accepting repayment.

Interest expense (non-cash) of $1 million has been recognized by the Company representing the difference between the conversion price per common share relating to the convertible promissory notes and the exercise price of warrants issued with other notes as compared to the market price of the Common Stock on the date the promissory notes and warrants were issued.

Note 5 - Long-term debt - related party

Long-term debt at December 31, 1996 was as follows:

Uncollateralized promissory note, payable to Mortgage Network International due in 36 equal
monthly installments of principal and interest totaling $4,225.32.  The interest rate is 10.5%           $ 87,682
          Less current portion                                                                             43,554
                                                                                                          -------
                                                                                                         $ 44,128
                                                                                                          =======

Note 6 - Commitments under long-term leases

As of December 31, 1996, I-Link financed approximately $610,000 of leased capital assets. Capital lease payments made in 1996 and 1995 were $160,000 and $45,000, respectively.

In 1996, I-Link entered into a two-year equipment lease relating to the financing of an aggregate of $3.5 million worth of equipment purchases necessary to build the I-Link network. As a condition of that equipment lease, I-Link obtained a standby letter of credit totaling $1.575 million to the benefit of the lessor. In order to obtain this letter of credit, I-Link deposited $1.575 million into a certificate of deposit to be held until the obligation is satisfied. The certificate of deposit bears interest which is payable to I-Link, and will be released to I-Link when the lease expires. At the end of the lease, at I-Link's option, the equipment secured by the lease can be purchased at fair market value. I-Link also leases fiber optic data lines. The terms vary from 1-6 years.

The Company leases office and network equipment facilities throughout the United States. The terms vary from 1-7 years. I-Link delivered $214,000 in certificates of deposit to the landlord as a security deposit for rented facilities which are refundable in periodic amounts as the lease expires.

                         MEDCROSS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Commitments under long-term leases, continued

Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1996.


                                                                   Capital         Operating
                                                                    Leases           Leases
                                                                    ------           ------
             1997                                                 $ 228,000        $3,414,000
             1998                                                   187,000         3,053,000
             1999                                                    69,000         1,248,000
             2000                                                         -         1,243,000
             2001                                                         -           415,000
             Thereafter                                                   -           252,000
                                                                   --------         ---------
             Total minimum payments                                 484,000        $9,625,000
                                                                                    =========
             Less amount representing interest                       60,248
                                                                   --------
             Present value of net minimum less payments             423,752
             Less current portion                                   187,047
                                                                   --------
             Long-term capital lease obligations                  $ 236,705
                                                                   ========

The Company's rental expense for operating leases was $1,316,000 and $41,172 for fiscal years ending December 31, 1996 and 1995, respectively.

Note 7 - Acquisition of subsidiary

In February 1996, the Company closed its acquisition of all of the issued and outstanding common stock of I-Link Worldwide Inc., a Utah corporation ("I-Link") from ILINK, Ltd., a Utah limited partnership in exchange for the issuance of an aggregate of 4,000,000 shares of common stock of the Company. The acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired enterprise are included in the consolidated financial statements beginning February 13, 1996. Pursuant to the terms of the stock purchase agreement, 1,400,000 shares of the common stock were issued at the time of acquisition. In August 1996, 1,600,000 shares of Common Stock were released from escrow upon the receipt of proceeds from the completion of the Company's offering of Class C Preferred Stock. The remaining 1,000,000 shares of common stock are to be released from escrow upon the first to occur of the following:

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

The acquisition cost of $12,600,000 (representing the 3 million shares issued to date) was allocated to the net liabilities of $2,003,000 (based on their fair market values) with the balance of $14,603,000 allocated to in-process research and development and software costs acquired. These were expensed as technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use.

The following unaudited pro forma summary presents the consolidated results of operations for the Company for 1996 and 1995, as if the acquisition of I-Link had occurred at the beginning of 1995. This pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of 1995.

                         MEDCROSS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Acquisition of subsidiary, continued


Years ended December 31                                                              1996                   1995
----------------------------------------------------------------------------------------------------------------------
           Operating revenue                                                        $2,383,000             $352,000
           Net loss                                                                (17,386,000)          (8,016,000)
           Loss per common share                                                        $(5.52)              $(2.60)


At the time of the acquisition of I-Link, the Company issued certain convertible promissory notes. The Company also issued convertible promissory notes in September, 1996. Interest expense (non-cash) $1,945,000 has been recorded in 1996 relating to these promissory notes and warrants issued with other notes. The interest expense is calculated as the difference between the conversion price per common share per the promissory notes as compared to the market price for the common stock on the date the promissory notes were issued. The interest expense was recognized over the period between the date the promissory notes were issued and the date the promissory notes could first be converted.

Note 8 - Income taxes

The income tax benefit for the years ended December 31, 1996 and 1995 consists of the following:

                                                                                       1996                1995
                                                                                       ----                ----
      Current tax expense                                                          $         -         $         -
      Deferred tax expense (benefit)                                                         -                   -
                                                                                   -----------         -----------
      Income tax benefit                                                           $         -         $         -
                                                                                   ===========         ===========

The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before taxes for the following reasons:

                                                                                       1996                  1995
                                                                                       ----                  ----
      Expected federal statutory tax benefit                                       $(7,841,842)          $(187,649)

      Increase (reduction) in taxes resulting from:
           State income taxes (net of federal benefit)                                (673,059)            (30,355)
           Non-deductible meals and entertainment                                         7,283                  33
           Non-deductible litigation settlement expense                                 279,140                   -
           Non-deductible interest on convertible notes                                 661,300                   -
           Allowance for doubtful accounts                                                    -             115,644
           Change in valuation allowance                                              7,559,551             108,484
           Other                                                                          7,627             (6,157)
                                                                                   ------------          ----------
                                                                                   $          -          $        -
                                                                                   ============          ==========

At December 31, 1996, the Company had net operating loss and capital loss carryforwards for both federal and state income tax purposes of approximately $7,400,000 and $60,000, respectively. The net operating loss carryforwards will expire between 2006 and 2011 if not used to reduce future taxable income. The capital loss carryforwards will expire in 1997.

                         MEDCROSS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8 - Income taxes, continued

The components of the net deferred tax asset and liability as of December 31, 1996 are as follows:

     Deferred tax assets:
           Tax net operating loss carryforwards                          $   2,759,930
           Acquired in process research and development                      5,257,333
           Capital loss carryforwards                                           22,267
           Excess book depreciation and amortization                            61,706
           Other                                                                95,686
           Valuation allowance                                             (7,944,647)
                                                                           -----------
                Total deferred tax asset                                       252,275
     Deferred tax liability:                                             -------------
           Allowance for doubtful accounts                               (    252,275)
                                                                         -------------
                Total deferred tax liability                             (    252,275)
                                                                         -------------

      Net deferred tax asset                                             $           -
                                                                         =============

The valuation allowance at December 31, 1996 has been provided to reduce the total deferred tax assets to the amount which is considered more likely than not to be realized. The net increase in the valuation allowance for the year ended December 31, 1996 was $7,559,551. The change in the valuation allowance is due primarily to the increase in net operating loss carryforwards and acquired in-process research and development costs which were expensed for books and capitalized for tax purposes, and because the Company has not generated net income from its business communication services. It is at least reasonably possible that a change in the valuation allowance may occur in the near term.

Note 9 - Litigation settlement

A complaint was filed on April 12, 1996 by JW Charles Financial Services, Inc. ("JWC") against the Company in which JWC alleged that the Company breached the terms of a warrant to purchase 331,000 shares of the Company's common stock purchase ("warrant") by failing to prepare and file with the Securities and Exchange Commission ("SEC") a registration statement covering the common stock underlying the JWC warrant. JWC was seeking specific performance, i.e. registering the shares with the SEC, and monetary damages. On or about April 11, 1997 the Company reached an agreement in principle relating to the settlement of the lawsuit. The lawsuit will be dismissed upon payment of $600,000 to JWC in consideration for the purchase of the warrant. The JWC warrant will be purchased by an investor group led by the Company's general counsel and its treasurer and chief financial officer. It is not expected that the Company's funds will be utilized. In connection with the purchase of the JWC warrant, it is contemplated that the Company will grant certain additional consideration to the investor group, including new warrants to purchase 175,000 shares of common stock at an exercise price equal to or in excess of the conversion price of the Class C Preferred Stock. Such warrants will have registration rights and anti-dilution provisions. The Company has recorded on its financial statements for the year ended December 31, 1996 a liability and related expense for the settlement of litigation in the amount of $821,000 representing the estimated difference between the warrant price and the value of the warrant.

Note 10 - Stockholders' equity

Preferred stock

In 1992, the Board of Directors approved and filed with the state of Florida an Amendment to the Articles of Incorporation designating 200,000 shares of preferred stock as Class A Variable Rate Cumulative Convertible Preferred Stock ("Class A Preferred Stock") and 22,500 shares of preferred stock as Class B Variable Rate Cumulative Convertible Preferred Stock ("Class B Preferred Stock"). The Class A Preferred Stock and Class B Preferred Stock both have a par value of $10 per share and are entitled to receive cumulative dividends at a rate equal to 2% above the 30 day certificate of deposit rate in effect on the first day of each month at the Texas Commerce Bank. The Company has the right to redeem the Class A and Class B Preferred Stock for $10 per share plus the amount of any accrued and unpaid dividends. Shares of Class A and

                         MEDCROSS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Stockholders' equity, Preferred stock, continued

Class B Preferred Stock may be converted into such number of whole shares of common stock as is determined by multiplying the number of shares of Class A Preferred Stock by a fraction, the numerator of which is $10 and the denominator is the conversion price ($.408625). Each share of Class A Preferred Stock will entitle the holder thereof to that number of votes which is equal to the number of shares of common stock into which the Class A Preferred Stock is convertible. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of the Class A Preferred Stock shall be entitled to distribution before any payments shall be made in respect to the Class B Preferred Stock or common stock in amounts equal to the par value per share plus all accrued and unpaid dividends and the holders of Class B Preferred Stock shall be entitled to distribution before any payments shall be made in the respect to common stock in an amount equal to the par value per share plus all accrued and unpaid dividends.

In August 1996 the Company filed with the State of Florida an Amendment to the Articles of Incorporation amending the designation of 240,000 shares of preferred stock as Class C Convertible Cumulative Preferred Stock (the "Class C Preferred Stock"). The Class C Preferred Stock has a par value of $10 per share and holders are entitled to receive cumulative preferential dividends equal to 8% per annum of the liquidation preference per share of $60.00. Unless previously redeemed, the Class C Preferred Stock is convertible into shares of the Company's Common Stock ("Conversion Shares"), at any time commencing November 21, 1996, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $60 divided by the lower of (i) $2.50, or (ii) the closing bid price for any five consecutive trading days during the period commencing on September 6, 1996 and ending on March 5, 1998 (subject to certain anti-dilution adjustments). As of December 31, 1996, none of the shares of Class C Preferred Stock has been converted. The Class C Preferred Stock is redeemable at any time prior to September 6, 2000, at the option of the Company at a redemption price equal to $60 per share plus accrued and unpaid dividends, provided (i) the Conversion Shares are covered by an effective registration statement; and (ii) during the immediately preceding thirty (30) consecutive trading days ending within fifteen (15) days of the date of the notice of redemption, the closing bid price of the Company's Common Stock is not less than $8.00 per share. The Class C Preferred Stock is redeemable at any time after September 6, 2000, at the option of the Company at a redemption price equal to $90 plus accrued and unpaid dividends, provided the Conversion Shares are covered by an effective registration statement or the Conversion Shares are otherwise exempt from registration.

At December 31, 1996, the Company had no shares of Class A Preferred Stock, 7,500 shares of Class B Preferred Stock, and 240,000 shares of Class C Preferred Stock issued and outstanding.

At December 31, 1996, 30,000 of the 500,000 shares of preferred stock authorized remain undesignated and unissued. Dividends in arrears at December 31, 1996 were $19,599 and $288,000 for Class B Preferred Stock and Class C Preferred Stock, respectively.

Note 11 - Stock-Based Compensation Plans

At December 31, 1996 the Company has five stock based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed option plans. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method outlined by FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated as follows:

                                                                           1996                    1995
                                                                           ----                    ----
                         Net loss                As reported            $(23,064,240)              $(551,909)
                                                 Pro forma              $(25,563,988)              $(587,001)
                         Loss per share          As reported                  $(6.53)                  $(.39)
                                                 Pro forma                    $(6.90)                  $(.41)

                         MEDCROSS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 103% and 103%,

                        MEDCROSS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Stock-Based Compensation Plans, continued

risk free rates of 5.79% and 5.78%, expected lives of 3 and 3 years and dividend yield of zero for both years.

                                                                     1996                                           1995
                                                                     ----                                           ----
                                                      Options                 Weighted Ave              Options       Weighted Ave
                                                    and Warrants             Exercise Price           and Warrants   Exercise Price
                                              ------------------------------------------------   -----------------------------------
Outstanding at beginning of year                       850,169                    $1.78               615,381               $3.19
Granted                                              5,322,000                     5.45               331,526                1.87
Exercised                                             (188,724)                    2.02                     0                0.00
Forfeited                                             (222,150)                    2.82               (96,738)               2.75
                                                     ----------                    ----               --------               ----
Outstanding at end of year                           5,761,295                    $5.14               850,169               $1.78
                                                     =========                                        =======

Options and Warrants exercisable at year end         2,153,294                                        588,495

Weighted-average fair value of Options and
Warrants granted during the year                                                  $5.45                                     $1.87

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1996.

                       Options and
                       Warrants                                                           Number
                       Outstanding at       Weighted Average       Weighted               Exercisable at       Weighted
Exercise price         12/31/96             Remaining Life         Average Exercise       12/31/96             Average Exercise
                                                                   Price                                       Price
------------------------------------------------------------------------------------------------------------------------------------
$0.875 to $2.500            1,701,961              5.7 years                 $2.00            1,701,961                   $2.00
$3.875 to $4.875              746,334              7.1 years                  4.34              201,334                    4.18
$5.000 to $6.5000             124,500              9.0 years                  5.55                    0                    0.00
$6.750 to $7.000            3,188,500              4.6 years                  6.99              249,999                    7.00
                    ----------------------------------------------------------------------------------------------------------------
                            5,761,295              5.3 years                 $5.14            2,153,294                   $2.79
                            =========              =========                 =====            =========                   =====

Executive stock option plan

The Company's Executive Stock Option Plan which expired in June 1995, authorized the granting of stock options to key employees of the Company including officers. Options granted under the Plan are non-qualified stock options exercisable at a price not less than the highest bid price per share at which the stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System on the date the option is granted. Options are exercisable not less than one year or more than five years after the grant date.

As of December 31, 1996, no options for the purchase of common stock were outstanding. During 1996, 3,780 options were exercised and no options were exercised in 1995.

Director stock option plan

The Company's Director Stock Option Plan under which Board terminated future grants in October 1995, authorized the granting of stock options to Directors of the Company. Options granted under the Plan are non-qualified stock options exercised for a price equal to the fair market value per share of common stock on the date of any such grant. Options are exercisable not less than six months or more than ten years after the date of grant.

As of December 31, 1996, options for the purchase of 8,169 shares of common stock at prices ranging from $0.875 to

                        MEDCROSS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Stock-Based Compensation Plans, continued

$3.875 per share were outstanding, all of which are exercisable within 60 days. During 1996, 15,228 options were exercised and no options were exercised in 1995.

Stock purchase plan

In accordance with the Employee Qualified Stock Purchase Plan adopted in June 1990, employees may contribute up to 10 percent of their base wages towards the purchase of the Company's common stock. The option price is the lesser of 85% of the market value on the first business day of the Payment Period (September 1) or the last business day of the Payment Period (August 31). As of December 31, 1996, the Company had 35,146 shares of common stock reserved for issuance on exercise of the purchase rights. On August 31, 1996, 913 shares of common stock were issued at a price of $0.875 per share. On August 31, 1995, 2,080 shares of common stock were issued at a price of $0.875 per share.

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

The 1995 Director Plan provides for the grant of Incentive Options, Non-Qualified Options, and SARs to purchase up to 250,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Director Plan may be made available from either authorized but unissued shares, treasury shares, or both.

The 1995 Director Plan also provides for the grant of Non-Qualified Options on a discretionary basis pursuant to the following formula: each member of the Board of Directors then serving shall receive a Non-Qualified Option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Pursuant to such formula, directors received options to purchase 10,000 shares of common stock as of October 17, 1995, and will receive options to purchase 10,000 shares of common stock on the first business day of each January beginning in 1996. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 250,000 shares of common stock reserved for issuance under the 1995 Director Option Plan. As of December 31, 1996, options exercisable to purchase 190,000 shares of common stock at prices ranging from $1.00 to $1.25 per share are outstanding and exercisable within 60 days. During 1996, 40,000 options were exercised.

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

                        MEDCROSS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

who are employees and other employees, as well as Non-Qualified Options to be issued to officers, employees, and consultants. In addition, SARs may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options.

                        MEDCROSS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Stock-based compensation plans, continued

The 1995 Employee Plan provides for the grant of Incentive Options, Non-Qualified Options, and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. The Company has 400,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 1996, options to purchase 75,000 shares of common stock with exercise prices of $1.125 have been granted under the 1995 Employee Plan. To date, no options have been exercised under the 1995 Employee Plan.

Other warrants and options

Pursuant to the terms of a Financial Consulting Agreement dated as of November 3, 1994 between the Company and JW Charles Financial Services, Inc., the Company issued a Common Stock Purchase Warrant (the "JW Charles Warrant") covering 250,000 (331,126 as adjusted) shares of common stock to JW Charles Financial Services as partial consideration for its rendering financial consulting services to the Company. The warrant is exercisable at a price of $1.51 per share and expires on November 3, 1999.

The JW Charles Warrant (the "Warrant") contain anti-dilution provisions providing for adjustments in the exercise price. The Warrant also contains anti-dilution provisions providing for adjustments in the number of shares covered by the warrant. The holder of the Warrant has no voting, dividend, or other stockholder rights or privileges unless and until the Warrants have been exercised. The holder of the Warrant has been granted "piggy back" registration rights under the Securities Act of 1933 with respect to the Warrants and the underlying shares of common stock. The Company will pay the expense of such registration and of such registration qualifications of the Warrant and underlying shares of common stock under the Securities Act of 1933 of such dates as the holder of the Warrant may determine (See Note #9).

Pursuant to the issuance of a promissory note by I-Link to Scott Cook, the Company issued a Common Stock Purchase Option covering 100,000 shares of the Company's common stock. The option is exercisable at a price of $1.00 and expires on December 31, 1999.

In April 1996 the Company approved the issuance of 1 million options to John Edwards at an option price of $7 per share as part of his employment agreement. The options vest over a 3 year period and expire in 2006.

On July 1, 1996 the Company approved options to purchase 1,500,000 and 500,000 shares of common stock to Clay Wilkes and Alex Radulovic respectively. Each option has an exercise price of $7.00 per share, vesting in 25% increments in the event that the average closing bid price of a share of the Company's common stock for five consecutive trading days exceeds $10, $15, $20 and $25, respectively. Such option becomes exercisable (to the extent vested) on June 30, 1997, vests in its entirety on June 30, 2001 and lapses on June 30, 2002.

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

In August 1996, William Flury, Vice President of Sales & Marketing of I-Link loaned I-Link the sum of $100,000. The

                        MEDCROSS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Stock-based compensation plans, continued

loan plus a loan origination fee of $5,000 was repaid in September 1996. In connection with such loan, the Company agreed to issue Mr. Flury a warrant to purchase 5,000 shares of Common Stock for two years at $2.50 per share. The funds from the loan were used for general working capital purposes of I-Link.

In August 1996, John Edwards, President and Chief Executive Officer of I-Link loaned I-Link the sum of $131,250 (including a $6,250 original issue discount), which was repaid in August 1996. In connection with such loan, the Company agreed to issue Mr. Edwards a warrant to purchase 25,000 shares of Common Stock for two years at $4.875 per share. Funds from the loan were used to pay a $100,000 payment due to AT&T and for general working capital purposes of I-Link.

In September 1996, the Company closed a private placement offering of Class C Preferred Stock. As a result of this transaction, the Company issued a warrant to purchase 250,000 shares of its Common Stock at an exercise price of $2.50 per share as compensation to the Placement Agent. In addition, a Consulting Agreement was entered into with the Placement Agent, in which a warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $2.50 per share was issued.

John Edwards agreed to amend his employment contract on August 21, 1996, to reduce his salary from $175,000 to $96,000. In consideration of the salary reduction, the Company agreed to grant him options, which vested immediately, to purchase 250,000 shares of Common Stock for 10 years at an exercise price of $4.875 per share.

In October, 1996 the Company agreed to issue 250,000 shares of common stock each to William Flury and Karl S. Ryser Jr. pursuant to their employment agreements. The options were issued at $4.41 based on the closing price of the stock at grant date. The options vest quarterly over a three-year period and expire in 2000.

During 1996, the Company agreed to issue 343,000 options to employees at a price equal to the closing stock price on the grant date. The options vest quarterly over a three-year period and expire in 10 years.

During 1996 the Company issued 120,000 warrants to non-employees at $4 per share. The warrants expire in 1999.

Note 12 - Geographic segment information

The Company's operations consist of providing diagnostic and clinical outpatient health care services and business communication services domestically and the sale and service of used medical equipment in the People's Republic of China
(PRC). Financial information for the different geographic segments is as follows:


Year Ended
December 31, 1996                         Domestic                      China         Corporate       Eliminations     Consolidated
-----------------                         --------                      -----         ---------       ------------     ------------

                                                 Communications
                                                     Network
                                                     -------
                             Healthcare
                             ----------
Revenue                       $  1,967,384       $     170,532       $         0      $    335,254    $   (90,094)     $  2,383,076
                               ===========        ============        ==========       ===========     ==========       ===========

Operating Profit (Loss)       $     41,615       $ (19,501,391)      $  (284,615)     $   (358,029)   $   (90,094)     $(20,192,514)
                               ===========        ============        ==========       ===========     ==========       ===========

Identifiable Assets           $  2,509,402       $   8,196,473       $   750,468      $    185,258    $   267,771      $ 11,433,830
                               ===========        ============        ==========       ===========     ==========       ===========

Amortization and
Depreciation                  $    377,561       $     690,920       $     1,191      $     24,332    $         -      $  1,094,004
                               ===========        ============        ==========       ===========     ==========       ===========


                        MEDCROSS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures          $          0       $     677,004       $         0      $          0    $         -      $    677,004
                               ===========        ============        ==========       ===========     ==========       ===========

                        MEDCROSS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Geographic segment information, continued

Year Ended
December 31, 1995                        Domestic                   China             Corporate       Eliminations    Consolidated
-----------------                        --------                   -----             ---------       ------------    ------------
                                               Communications
                                                  Network
                                                  -------
                               Healthcare
                               ----------
Revenue                         $2,486,708    $          N/A     $      340,233      $  423,956       $ (127,944)     $3,122,953
                                 =========     =============      =============       =========        =========       =========

Operating Profit (Loss)         $  196,714    $          N/A     $     (171,083)     $ (519,386)      $        0      $ (493,755)
                                 =========     =============      =============       =========        =========       =========

Identifiable Assets             $2,509,402    $          N/A     $   (1,098,742)     $  682,277       $ (682,157)     $4,146,683
                                 =========     =============      =============       =========        =========       =========

Amortization and
Depreciation                    $  377,561    $          N/A     $       13,011      $   13,511       $        0      $  465,020
                                 =========     =============      =============       =========        =========       =========


Capital Expenditures            $        0    $          N/A     $        2,046      $      375       $       --      $   23,222
                                 =========     =============      =============       =========        =========       =========


The corporate office provides management and operational services for domestic outpatient health care services. The elimination's represent charges for these services to entities included in the consolidation.

Note 13 - Related party transactions

In addition to related party transactions disclosed elsewhere, during the first quarter of 1995, the Company received advances totaling $218,000 from Mortgage Network International ("MNI"). Henry Y.L. Toh, a Director of the Company, has management control over MNI. Such advances were previously payable upon demand. Subsequent to the extension of such advances, the Board of Directors approved delivery of a promissory note representing the aggregate amount of such advances, which promissory note matured by its terms on October 1, 1995 and bears interest at one percent over the prime rate of interest established by Southwest Bank of Texas, N.A. Subsequently, the Company and MNI modified the Note such that: (i) the principal amount of $130,000 with interest thereon at the rate of 10.5% will be paid in thirty-six (36) equal payments of approximately $4,200 and (ii) the remaining principal amount of $88,000 with interest thereon at the rate of 10.5% will be paid in twenty-one (21) equal monthly payments of $4,600.

Note 14 - Employment Agreements

The Company has entered into employment contracts with eight of its executive officers and management personel. These agreements generally continue until terminated by the executive or the Company, and provide for salary continuation for a specified number of months under certain circumstances. Certain of the agreements provide the employees with certain additional rights, including the vesting of unvested stock options, in the event of a change of control of the Company occurs. The agreements contain non-competition and confidentiality provisions. As of December 31, 1996, if the eight employees under contact were to be terminated by the Company, the Company's liability would be approximately $1,425,000.

Note 15 - Subsequent events

On January 13, 1997, pursuant to the terms of a Share Exchange Agreement for the Acquisition of Family Telecommunications Incorporated by Medcross, Inc. effective as of January 1, 1997 (the "Exchange Agreement"), the Company acquired the outstanding stock of Family Telecommunications Incorporated, a Utah corporation ("FTI"), from the stockholders of FTI, namely, Robert W. Edwards, Jr. and Jerald L. Nelson. The consideration for the transaction consists of an aggregate of 400,000 shares of the Company's common stock to be issued by the Company upon the satisfaction of certain conditions including approval by the Company's shareholders of an amendment to the Articles of Incorporation authorizing an increase in the number of shares of common stock from 20 million to 50 million and no material breach of any representation by the former stockholders. The purchase price was determined based upon the negotiated value of the assets and operations of FTI. The acquisition will be accounted for using the purchase method of accounting.

During 1996 the Company advanced $685,000 to FTI for equipment purchases of which $120,000 remained outstanding and was included in Other Assets at December 31, 1996.

John W. Edwards, President, a Director and Chief Executive Officer of the Company, and Robert W. Edwards, Jr., the

                        MEDCROSS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


principal shareholder and one of the two shareholders of FTI, are brothers. There was no affiliation or relationship between the Company, its affiliates, officers or directors or associates of such persons and FTI or any of its officers, directors or stockholders prior to the execution of the Exchange Agreement except as set forth herein.

FTI is an FCC licensed long-distance carrier and provider of telecommunications services.

                               INDEX TO EXHIBITS
                           MEDCROSS, INC. FORM 10-KSB

Exhibit No.  Description
----------   -----------


3(f) Articles of Incorporation of Family Telecommunications Incorporated and Articles of Amendment to the Articles of Incorporation.

3(g)         Bylaws of Family Telecommunications Incorporated.

4(n)         Placement Agent's Common Stock Warrant Agreement and Certificate.

4(o)         Consultant's Common Stock Warrant Agreement and Certificate.

10(x) Consulting Agreement dated August 20, 1996 between the Company and Commonwealth Associates.

10(y) Sales Agency Agreement dated July 1, 1996 between the Company and Commonwealth Associates and Amendment No. 1 thereto.

10(z)        Commercial Lease dated May 21, 1996 between I-Link Worldwide Inc.
             and Draper Land Partnership II and First Amendment dated July 22, 1996.

*10(ff)      1997 Recruitment Stock Option Plan.

10(gg) Lease Agreement dated July 1, 1996 between Broadway Associates and FTI Communications

10(hh) Lease Between Phoenix City Square Partnership and Robert W. Edwards and Denise A. Edwards

10(ii)       Carrier Agreement Between MCI Telecommunications Corporation and
             FTI, Inc.

10(jj) Strategic Member Reseller Agreement between I-Link Worldwide Inc. and Wealthnet Incorporated

10(kk) Settlement Agreement between Wealthnet Incorporated and Family Telecommunications Incorporated

Exhibit No.  Description
----------   -----------

10(ll) Agreement Regarding Certificate of Deposit between Draper Land Partnership II and I-Link Worldwide Inc.

21           Subsidiaries of the registrant.

23(b)        Consent of Coopers & Lybrand L.L.P.

27           Financial Data Schedule


* Indicates a management contract or compensatory plan or arrangement required to be filed herewith.