Form 10QSB/A
period 1996-03-31
MEDCROSS INC
filed 1997-05-14
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB/A

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                Outstanding at April 30, 1996
Common Stock, par value $0.007                            4,463,705


Traditional Small Business Disclosure Format (Check One):  Yes        No   X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       MEDCROSS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                (unaudited)

                                   Assets
                                                                 March 31
                                                                   1996
                                                                ----------
Current assets
  Cash and cash equivalents                                     $   421,751
  Accounts receivable less allowance of $682,565                    941,174
  Inventory                                                         830,292
  Prepaid expenses                                                  107,143
                                                                  ---------
              Total current assets                                2,300,360
                                                                  ---------
Property and equipment                                            3,644,566
Less accumulated depreciation                                     1,905,334
                                                                  ---------
              Net property and equipment                          1,739,232
                                                                  ---------
Investment in unconsolidated subsidiary                               6,250
Intangible assets, net of amortization of $231,303                  837,743
Other assets                                                         19,116
                                                                  ---------
              Total assets                                      $ 4,902,701
                                                                  =========
                       Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                         $ 1,810,927
  Advance deposits received                                         233,728
  Accrued royalty fees                                              450,000
  Notes payable - related party                                     658,000
  Notes payable - other                                           1,520,140
  Current portion of long-term debt - related party                  39,230
  Current portion of long-term debt - other                         669,799
  Current obligations under capital lease                           109,856
                                                                  ---------
              Total current liabilities                           5,491,680

Long-term debt                                                       78,255
Obligations under capital leases                                     71,001
Minority interest equity in consolidated subsidiaries               372,036
Commitments and contingencies                                             -

Stockholders' equity
  Preferred stock                                                 1,675,000
  Common stock                                                       29,917
  Other stockholders' equity                                     (2,815,188)
                                                                  ---------
              Total stockholders' equity                         (1,110,271)
                                                                  ---------
              Total liabilities and stockholders' equity        $ 4,902,701
                                                                  =========
The accompanying notes are an integral part of these consolidated financial statements.

                       MEDCROSS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three Months Ended
                                                                             March 31
                                                                    -------------------------------
                                                                       1996                1995
                                                                    -----------         -----------
Net health care service revenue                                     $   592,180         $   779,604
Equipment sales and service                                                   -             337,889
Network service revenue                                                  17,026                   -
                                                                      ---------           ---------
Net operating revenue                                                   609,206           1,117,493
                                                                      ---------           ---------
Cost of goods sold - equipment sales and service                              -             185,157
Salaries and benefits                                                   252,448             328,931
Repairs and maintenance                                                  68,963              76,946
Network expenses                                                         98,233                   -
Provision for doubtful accounts                                          41,244             327,588
Depreciation and amortization                                           329,373             117,952
Acquired in-process research and development                          4,777,943                   -
Other operating expenses                                                673,192             316,788
                                                                      ---------           ---------
Operating loss                                                       (5,632,190)         (  235,869)

Interest expense                                                     (  992,639)         (   39,128)
Other income                                                             15,527               3,816
                                                                      ---------           ---------
Loss before minority interest in net income of
  consolidated subsidiaries and income tax provision                 (6,609,302)         (  271,181)

Minority interest in net income of consolidated subsidiary                1,943              12,779
                                                                      ---------           ---------
Loss before income tax provision                                     (6,611,245)         (  283,960)

Income tax provision                                                          -                   -
                                                                      ---------           ---------
Net loss                                                            $(6,611,245)        $(  283,960)
                                                                      =========           =========
Loss per common share after preferred dividends                     $(     2.24)        $(      .18)
                                                                      =========           =========
Weighted average common shares outstanding                            2,971,400           1,749,163
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

The accounting cost of $2,800,000 (representing the 1,400,000 shares issued to date) was allocated to the net liabilities of $2,003,000 (based on their fair market value) with the balance of $4,803,000 allocated to in-process research and development and software costs acquired. These were expensed as technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use.

The following presents the proforma financial information of the Company and I-Link, as applicable for the three months ended March 31, 1996 and 1995 assuming such transaction had occurred on January 1, 1995:

      Three Months Ended                                                        Net Loss Per
          March 31, 1996                Revenue             Net Loss            Common Share
      ----------------------           ----------         ------------          -------------
      Company                          $  609,206         $(6,611,245)                $(2.24)
      I-Link<F1>                           48,585          (  139,683)                  ====
                                         --------           ---------
      Combined                            657,791          (6,750,928)
      Proforma adjustment                       -           5,678,360
                                         --------           ---------
      Proforma combined               $   657,791         $(1,072,568)                $( .30)
                                          =======           =========                   ====
      Three Months Ended                                                        Net Loss Per
          March 31, 1995                Revenue             Net Loss            Common Share
      ---------------------           -----------         ------------          -------------
      Company                         $ 1,117,493         $(  283,960)                $( .18)
      I-Link                               30,697          (  216,078)                  ====
                                        ---------           ---------
      Combined                          1,148,190          (  500,038)
      Proforma adjustment                       -          (5,796,692)
                                        ---------           ---------
      Proforma combined               $ 1,148,190         $(6,296,730)                $(2.01)
                                        =========           =========                   ====

<F1>  (1) For the period January 1, 1996 through February 12, 1996.

Note 3 - Notes Payable

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

The Company has recorded interest expense (non-cash) of $945,000 related to these promissory notes. The interest expense is calculated as the difference between the conversion price per common share per the promissory notes as compared to the market price for the common stock on the date the promissory notes were issued. The interest expense was recognized over the period between the date the promissory notes were issued and the date the promissory notes could first be converted.

In addition, the Company assumed notes payable to limited partners of ILINK, Ltd. in the amount of $643,333 and to other parties in the amount of $104,575.


Note 4 - Long Term Debt

As part of the common stock acquisition of I-Link, the Company assumed the obligations under capital leases in the amount of $99,001. The leases vary in rates and have terms from 36 to 41 months expiring February 1998. Monthly payments total approximately $2,000.

Note 5 - Commitments and Contingencies

The portion of the I-Link common stock purchase price placed in escrow will be released upon the satisfaction of the contingencies described in Note 2 above.


Note 6 - Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options and convertible preferred stock.


Note 7 - Geographic Segment Information

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

                              Domestic
                        -------------------------
Three Months Ended                        Network                  Corporate/
   March 31, 1996       Health Care      Services       China      Management   Eliminations  Consolidated
----------------------- ------------  ------------  ------------  ------------  ------------  ------------
Revenue                 $   530,890   $    17,026   $         -   $    83,914   $(   22,624)  $   609,206
                          =========     =========     =========     =========     =========     =========
Operating Profit (Loss) $    66,962   $(5,581,487)  $(    1,772)  $(   93,269)  $(   22,624)  $(5,632,190)
                          =========     =========     =========     =========     =========     =========
Identifiable Assets     $ 2,821,013   $   886,960   $ 1,013,881   $   266,668   $(   85,821)  $ 4,902,701
                          =========     =========     =========     =========     =========     =========
                               Domestic
                        -------------------------
Three Months Ended                        Network                  Corporate/
   March 31, 1995       Health Care      Services      China       Management   Eliminations  Consolidated
----------------------- ------------  ------------  ------------  ------------  ------------  ------------
Revenue                 $   696,818   $         -   $   337,889   $   133,412   $(   50,626)  $ 1,117,493
                          =========     =========     =========     =========     =========     =========
Operating Profit (Loss) $   146,185   $         -   $(  210,987)  $(  120,441)  $(   50,626)  $(  235,869)
                          =========     =========     =========     =========     =========     =========
Identifiable Assets     $ 3,533,507   $         -   $ 1,044,902   $   255,319   $(   46,978)  $ 4,786,750
                          =========     =========     =========     =========     =========     =========


Note 8 - Amendment of Form 10-QSB for the Period Ended March 31, 1996

The Company has amended its original filing of Form 10-QSB for the period ended March 31, 1996 based on its audit of the year end December 31, 1996 financial statements. The amendments are primarily associated with (1) the expensing of acquired in-process research and development costs acquired as part of the acquisition of I-Link in February 1996 which were originally capitalized and other minor adjustments related to the purchase price allocation; (2) recording of interest expense (non-cash) related to promissory notes issued with a conversion feature into common stock at a conversion price per common share below the market value of the common stock; and (3) a correction to the calculation of weighted average shares outstanding. The following table reflects the corrections made to the quarter ended March 31, 1996:

                                As Originally
                                  Reported             Adjustments           As Adjusted
                                -------------          -----------           -----------
Income Statement:
Depreciation and amortization        281,703               47,670               329,373
Acquired in-process research
  and development                  2,034,103            2,743,840             4,777,943
Other operating expenses             506,785              166,407               673,192
Interest expense                      47,639              945,000               992,639

Net loss                          (2,708,328)          (3,902,917)           (6,611,245)
Loss per common share after
  preferred dividends             (      .77)          (     1.47)           (     2.24)

Balance Sheet:

Intangible assets, net of
  amortization                     3,619,151           (2,781,408)              837,743
Other stockholder's equity        (   33,780)          (2,781,408)           (2,815,188)

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

                                                                                  Three Months
                                                                                 Ended March 31
                                                                        -----------------------------
                                                                            1996             1995
                                                                        ------------     ------------
        NET OPERATING REVENUE
          Diagnostic Imaging                                            $   530,890      $   696,818
          Sales and Services of Medical Equipment                                 -          337,889
          Network Services                                                   17,026                -
          Management and Other                                               61,290           82,786
                                                                          ---------        ---------
                                                                        $   609,206      $ 1,117,493
        OPERATING PROFIT (LOSS)                                           =========        =========
          Diagnostic Imaging                                            $    66,962      $   146,185
          Sales and Services of Medical Equipment                        (    1,772)      (  210,987)
          Network Services                                               (5,581,487)               -
          Management and Other                                           (  115,893)      (  171,067)
                                                                          ---------        ---------
                                                                        $(5,632,190)     $(  235,869)
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

Network and Related Services

The operating revenue of network and related services from I-Link, was $17,026 in the first quarter of 1996. The net operating loss from network and related services was $5,581,487. This was mainly due to acquired in-process research and development expense of $4,777,943 recorded pursuant to the purchase of the common stock of I-Link. Excluding the acquired in-process research and development expense, the operating loss of network and related services was $803,544.

Consolidated Operating Results

Net operating revenue of the Company decreased $508,287 in the first quarter of 1996 as compared to the same quarter of 1995. This decrease was mainly due to the sale of CT scanners in China during the first quarter of 1995 and not in 1996 and the decrease in the net operating revenue of diagnostic imaging services in the first quarter of 1996 as compared to the first quarter of 1995. Salaries and benefits decreased by $126,611 in the first quarter of 1996 as compared to the same period of 1995. This decrease was offset by the inclusion of salaries and benefits of $50,128 from network and related services during the first quarter of 1996. The decrease in repairs and maintenance was mainly due to diagnostic imaging. Depreciation and amortization increased $211,421 due to the inclusion of I-Link, offset by a decrease in diagnostic imaging. The provision for doubtful accounts decreased $286,344 in 1996 as compared to 1995, due to the reserve for the receivable from the Beijing operations, which did not occur in 1996. Other operating expenses increased a total of $356,404 in the first quarter of 1996 compared to the first quarter of 1995. This is due to the inclusion of I-Link and an increase in management and other activities, offset by a decrease from diagnostic imaging and foreign operations. Total operating expenses increased $4,888,034. This increase in the first quarter of 1996 as compared to the first quarter of 1995 was caused by the inclusion of expenses of $5,598,513 for I-Link, offset by decreases in diagnostic imaging of $86,705, foreign operations of $547,104, and management and other activities of $76,670.

Liquidity and Capital Resources

The working capital position of the Company was a deficit of $3,191,320 at March 31, 1996 and $315,573 at December 31, 1995,
which includes $669,799 of the current portion of long term debt which may be payable in common stock of the Company, and $1,000,000 in promissory notes issued concurrent with the I-Link acquisition. Cash flow used by operating activities was $612,824 in the first quarter of 1996 compared to cash flow provided by operating activities of $50,068 for the same period in 1995. Cash flow used by operating activities includes $600,556 attributable to the inclusion of I-Link in the first quarter of 1996.

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




                                                    MEDCROSS, INC.
                                                    (Registrant)




Date: May 9, 1997                   By:  /s/ John Edwards
                                        John Edwards
                                        President, Chief Executive Officer


                                    By:  /s/ Karl S. Ryser, Jr.
                                        Karl S. Ryser, Jr.
                                        Chief Financial Officer, Treasurer