Form 10QSB/A
period 1996-06-30
MEDCROSS INC
filed 1997-05-14
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-QSB/A#2

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                         Outstanding at July 31, 1996
Common Stock, par value $0.007                           8,493,065

Traditional Small Business Disclosure Format (Check One):  Yes        No   X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                            MEDCROSS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEET
                                                      (unaudited)
                                                        Assets
                                                                                                   June 30
                                                                                                     1996
Current assets
  Cash and cash equivalents                                                                       $  383,954
  Accounts receivable less allowance of $681,600                                                     910,124
  Inventory                                                                                          830,098
  Prepaid expenses                                                                                    95,383

                 Total current assets                                                              2,219,559

Property and equipment                                                                             4,167,967
Less accumulated depreciation                                                                      2,033,450

                 Net property and equipment                                                        2,134,517

Investment in unconsolidated subsidiary                                                                6,250
Intangible assets, net of amortization of $227,691                                                   770,041
Other assets                                                                                          30,482

                 Total assets                                                                    $ 5,160,849

                                         Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                                          $ 2,483,634
  Advance deposits received                                                                          233,728
  Accrued royalty fees                                                                               450,000
  Note payable - related party                                                                       663,500
  Note payable - other                                                                             1,805,000
  Current portion of long-term debt - related party                                                   39,230
  Current portion of long-term debt - other                                                          488,957
  Current obligations under capital lease                                                            173,216

                 Total current liabilities                                                         6,337,265

Long-term debt - related                                                                              68,579
Obligations under capital leases                                                                     317,977
Minority equity interest  in consolidated subsidiaries                                               333,165
Commitments and contingencies

Stockholders' equity
  Preferred stock                                                                                     75,000
  Common stock                                                                                        59,112
  Other stockholders' equity                                                                      (2,030,249)

                 Total stockholders' equity                                                       (1,896,137)

                 Total liabilities and stockholders' equity                                      $ 5,160,849

The accompanying notes are an integral part of these consolidated financial statements.

                                            MEDCROSS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                June 30                          June 30
                                                          1996           1995               1996           1995
Health care service revenue                            $   582,490   $    758,359         $1,174,670   $ 1,537,963
Equipment sales and service                                      -              -                  -       337,889
Network service revenue                                     55,338              -             72,364             -

Net operating revenue                                      637,828       758,359           1,247,034     1,875,852

Cost of goods sold - equipment sales and service                 -         54,641                  -       239,798
Salaries and benefits                                      542,635        311,487            795,083       640,418
Repairs and maintenance                                     74,944         77,542            143,907       154,488
Network expenses                                           224,302              -            322,535             -
Provision for doubtful accounts                             49,619     (    3,943)            90,863       323,645
Depreciation and amortization                              195,818        116,741            525,191       234,693
Acquired in-process research and development                     -              -          4,777,943             -
Other operating expenses                                   418,103        297,748          1,091,295       614,536

Operating loss                                          (  867,593)    (   95,857)        (6,499,783)   (  331,726)

Interest expense                                            75,127         41,692          1,067,776        80,820
Other (income) expense                                       2,765     (   19,583)        (   12,762)  (    23,399)

Loss before minority interest in net loss
  of consolidated subsidiaries and income
  tax provision                                         (  945,485)    (  117,966)       (7,554,787)    (  389,147)

Minority interest in net loss of consolidated
  subsidiaries                                        (      2,006)    (   20,623)     (         63)   (     7,844)

Loss before income tax provision                        (  943,479)    (   97,343)       (7,554,724)    (  381,303)

Income tax provision                                             -              -                 -              -

Net loss                                               $(  943,479)   $(   97,343)      $(7,554,724)   $(  381,303)

Loss per common share after
  preferred dividends                                  $(      .21)   $(      .07)      $(     2.03)   $(      .25)

Weighted average common shares outstanding               4,535,539      1,749,163         3,753,470      1,749,163



The accompanying notes are an integral part of these consolidated financial statements.

                                            MEDCROSS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30                         June 30
                                                          1996             1995              1996          1995
Cash provided (used) by operating activities           $(  253,491)    $   105,914       $(  866,315)  $   155,982

Cash flows from investing activities
  Purchase of property and equipment                   (  659,888)    (       375)       (  666,715)   (   15,375)
  Proceeds from sale of property and equipment              3,171           4,500             3,251         4,500

                 Net cash provided (used) by
                   investing activities                (  656,717)          4,125        (  663,464)   (   10,875)

Cash flows from financing activities
  Proceeds (reduction) of notes payable - related party     5,500               -        (  117,833)      218,000
  Proceeds (reduction) of notes payble - other            284,860               -         1,300,425    (  101,000)
  Release of certificate of deposit as collateral                               -                 -        60,000 -
  Reduction of long-term debt - other                           -      (   97,285)                -    (  194,571)
  Proceeds from capital leases                            659,888               -           659,888             -
  Reduction of long-term debt - related                (    9,676)              -        (   51,751)            -
  Reduction of capital lease obligations               (  213,065)     (   60,851)       (  286,354)     (120,251)
  Issuance of common stock                                  1,336               -             1,979             -
  Additional paid-in capital                              180,433               -           304,086             -
  Minority interest distributions                     (    36,865)              -        (   36,865)     ( 36,500)

                 Net cash provided (used) by
                   financing activities                   872,411      (  158,136)        1,833,575      (234,322)

Effect of foreign currency translation
  on cash flows                                                 -     (     1,870)                1     (   1,858)

Increase (decrease) in cash and cash equivalents     (   37,797)     (   49,967)          303,797      ( 91,073)

Cash and cash equivalents at beginning of period         421,751         320,051            80,157       361,157

Cash and cash equivalents at end of period            $   383,954     $   270,084       $   383,954     $ 270,084

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

The acquisition cost of $2,800,000 (representing 1,400,000 shares issued to date) was allocated to the net liabilities of $2,003,000 (based on their fair market value) with the balance of $4,803,000 allocated to in-process research and development and software costs acquired. These were expensed as technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use.

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

The following presents the proforma financial information of the Company and I-Link, as applicable for the six months ended June 30, 1996 and 1995 assuming such transaction had occurred on January 1, 1995:

        Six Months Ended                                                                     Net Loss Per
           June 30, 1996                      Revenue                Net Loss                Common Share
       Company1/                             $1,247,034            $(7,554,724)                  $(2.03)
       I-Link2/                                  48,585             (  139,683)
       Combined                               1,295,619             (7,694,407)
       Proforma adjustment                            -              5,678,360
       Proforma combined                    $ 1,295,619            $(2,016,047)                 $( .51)
        Six Months Ended                                                                    Net Loss Per
           June 30, 1995                      Revenue                Net Loss               Common Share
       Company                              $ 1,875,852            $(  381,303)                  $( .25)
       I-Link                                   102,368             (  570,879)
       Combined                               1,978,220             (  952,182)
       Proforma adjustment                            -             (5,870,442)
       Proforma combined                    $ 1,978,220            $(6,822,624)                  $(2.19)

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

The Company has recorded interest expense (non-cash) of $945,000 related to these promissory notes. The interest expense is calculated as the difference between the conversion price per common share per the promissory notes as compared to the market price for the common stock on the date the promissory notes were issued. The interest expense was recognized over the period between the date the promissory notes were issued and the date the promissory notes could be first converted.

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


Note 7 - Lease Commitments

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

                                     Domestic
  Six Months Ended                              Network                     Corporate/
   June 30, 1996             Health Care       Services        China        Management    Eliminations   Consolidated
Revenue                      $ 1,052,090    $    72,364   $           -    $   167,675    $(   45,095)   $ 1,247,034

Operating Profit (Loss)      $    93,233    $(6,362,212)   $(    18,098)   $(  167,611)   $(   45,095)   $(6,499,783)

Identifiable Assets          $ 2,753,208    $ 1,284,191      $1,011,818    $   261,482    $(  149,850)   $ 5,160,849

                                     Domestic
 Six Months Ended                               Network                     Corporate/
   June 30, 1995             Health Care       Services        China        Management    Eliminations   Consolidated
Revenue                      $ 1,373,862 $            -     $   337,889    $   245,315   $(    81,214)   $ 1,875,852

Operating Profit (Loss)      $   237,130 $            -     $(  242,151)   $(  245,491)  $(    81,214)   $(  331,726)

Identifiable Assets          $ 3,363,018 $            -     $ 1,009,718    $   201,175   $(    66,064)   $ 4,507,847


Note 9 - Amendment of Form 10-QSB for the Period Ended June 30, 1996

The Company has amended its filing of Form 10-QSB/A#1 for the period ended June 30, 1996 based on its audit of the year ended December 31, 1996 financial statements. The amendments are primarily associated with (1) the expensing of acquired in-process research and development costs acquired as part of the acquisition of I-Link in February 1996 which were originally capitalized and other minor adjustments related to the purchase price allocation; (2) recording of interest expense (non-cash) related to promissory notes issued with a convertible feature into common stock at a conversion price per common share below the market value of the common stock; (3) correction of capitalized lease costs and related obligations; and (4) a correction of the calculation of weighted average shares outstanding calculation. The following table reflects the correctons made to the three months and six months ended June 30, 1996:

                                         As Reported in
                                         Amendment #1       Adjustments      As Adjusted
                                         -------------      -----------      -----------

Income statement for three
  months ended June 30, 1996:
Depreciation & amortization                  515,923         (  320,105)         195,818
Other operating expenses                     623,103         (  205,000)         418,103
Net loss                                  (1,468,584)           525,105      (   943,479)
Loss per common share after
  preferred dividends                     (      .17)        (      .04)     (       .21)

Income statement for the six
  months ended June 30, 1996:

Depreciation & amortization                  797,626         (  272,435)         525,191
Acquired in-process research
  & development                            2,034,103          2,743,840         4,777,943
Other operating expenses                   1,129,888        (    38,593)        1,091,295
Interest expense                             122,766            945,000         1,067,766
Net loss                                  (4,176,912)       ( 3,377,812)      ( 7,554,724)
Loss per common share after
  preferred dividends                     (      .52)       (      1.51)      (      2.03)

Balance sheet as of June 30, 1996:

Property & equipment                       4,304,454       (   136,487)         4,167,967
Less accumulated depreciation              2,045,950       (    12,500)         2,033,450
Intangible assets, net
  of amortization                          3,243,844       ( 2,473,803)           770,041
Current obligations under
  capital lease                              230,918       (    57,702)           173,216
Obligations under capital leases             396,762       (    78,785)           317,977
Other stockholder's equity                   431,054       ( 2,461,303)        (2,030,249)

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

                                                                 Three Months                  Six Months
                                                                Ended June 30                  Ended June 30
                                                             1996            1995           1996         1995

         NET OPERATING REVENUE
           Diagnostic Imaging                            $   521,200   $   677,044      $1,052,090   $ 1,373,862
           Sales and Services of Medical Equipment                 -             -               -       337,889
           Network Services                                   55,338             -          72,364             -
           Management and Other                               61,290         81,315        122,580       164,101

                                                         $   637,828     $   758,359   $ 1,247,034   $ 1,875,852
         OPERATING PROFIT (LOSS)
           Diagnostic Imaging                            $    26,271    $    90,945    $    93,233   $   237,130
           Sales and Services of Medical Equipment        (   16,326)    (   31,164)    (   18,098)   (  242,151)
           Network Services                               (  780,725)            -      (6,362,212)            -
           Management and Other                           (   96,813)   (  155,638)     (  212,706)   (  326,705)

                                                         $(  867,593)  $(   95,857)    $(6,499,783)  $(  331,726)

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

Network and Related Services

The operating revenue of network and related services from I-Link, was $55,338 for the second quarter of 1996 and $72,364 for the six months ended June 30, 1996. The net operating loss from network and related services was $780,725 and $6,362,212 for the three and six months ending June 30, 1996. This was mainly due to acquired in-process research and development expense of $4,777,943 in the first quarter of 1996 recorded pursuant to the purchase of the common stock of I-Link by the Company. Excluding the acquired in-process research and development expense, the operating loss of network and related services was $780,725 and $1,548,269 for the three and six months ending June 30, 1996.

Consolidated Operating Results

Net operating revenue of the Company decreased $120,531 in the second quarter of 1996 as compared to the same quarter of 1995 and $628,818 for the six months ended June 30, 1996 compared to the same period in the prior year. This decrease was mainly due to the sale of CT scanners in China during the first quarter of 1995 and not in 1996 and the decrease in the net operating revenue of diagnostic imaging services in 1996 as compared to 1995. Salaries and benefits decreased by $91,638 and $218,249 for the three and six months ending June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was offset by the inclusion of salaries and benefits of $322,786 and $372,914 from network and related services during the second quarter 1996 and the six months ended June 30, 1996, respectively. The decrease in repairs and maintenance was mainly due to diagnostic imaging. Depreciation and amortization increased $399,812 in the second quarter of 1996 as compared to the second quarter of 1995 due to the inclusion of I-Link, offset by a decrease from diagnostic imaging. Depreciation and amortization increased $290,498 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 due to the inclusion of I-Link, offset by a decrease from diagnostic imaging. The provision for doubtful accounts increased $53,562 in the second quarter of 1996 as compared to second quarter of 1995 and decreased $232,782 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This change is due to the collection, in the second quarter of 1995 of amounts previously written-off, and the write-off of the receivables due from the foreign operations in the first quarter of 1995, none of which occurred in 1996. Other operating expenses increased $120,355 in the second quarter of 1996 compared to the second quarter of 1995. This increase is due to the inclusion of $197,750 from network and related services, offset by decreases of $77,395 from diagnostic imaging, sales and service of medical equipment, and management and other activities. In the six months ended June 30, 1996, other operating expenses increased $476,759 compared to six months ended June 30, 1995. This increase is due to the inclusion of operating expenses from network and related services of $645,725 offset by a decrease of $168,966 from diagnostic imaging, sales and service of medical equipment, and management and other activities.

Liquidity and Capital Resources

The working
capital position of the Company was a deficit of $4,117,706 at June 30, 1996 and $315,573 at December 31, 1995, which includes $488,957 at June 30, 1996 and $669,799 at December 31, 1995 of the current portion of long-term debt, which may be payable in common stock of the Company, and $1,465,000 million in promissory notes issued concurrent with and subsequent to the I-Link acquisition. Cash flow used by operating activities was $253,491 and $866,315 for the three and six months ending June 30, 1996 compared to cash flow provided by operations of $105,914 and
$155,982 for the same periods in 1995. Cash flow used by operating activities includes $206,597 and $807,153 attributable to the inclusion of I-Link in 1996.

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