Form 10QSB/A
period 1996-09-30
MEDCROSS INC
filed 1997-05-14
CIK 849145

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                          Outstanding at October 31, 1996
Common Stock, par value $0.007                               10,607,597


Traditional Small Business Disclosure Format (Check One):  Yes        No   X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                   MEDCROSS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET

                                             (unaudited)

                                               Assets
                                                                                September 30
                                                                                    1996
Current assets
  Cash and cash equivalents                                                      $ 7,354,003
  Accounts receivable less allowance of $650,682                                     791,080
  Inventory                                                                          830,666
  Prepaid expenses                                                                   113,945
                                                                                  ----------
              Total current assets                                                 9,089,694
                                                                                  ----------
Property and equipment                                                             4,447,844
Less accumulated depreciation                                                      2,191,641
                                                                                  ----------
              Net property and equipment                                           2,256,203
                                                                                  ----------
Intangible assets, net of amortization of $245,164                                   549,916
Restricted cash                                                                    1,682,211
Other assets                                                                         896,493
                                                                                  ----------
              Total assets                                                      $ 14,474,517
                                                                                  ==========
                                Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                          $ 2,189,186
  Advance deposits received                                                          233,728
  Accrued royalty fees                                                               520,000
  Note payable - related party                                                        88,000
  Note payable - other                                                             1,027,000
  Current portion of long-term debt                                                  461,775
  Current obligations under capital lease                                            187,047
                                                                                   ---------
              Total current liabilities                                            4,706,736

Long-term debt                                                                        55,447
Obligations under capital leases                                                     328,478
Minority equity interest in consolidated subsidiaries                                330,884
Commitments and contingencies                                                              -

Stockholders' equity
  Preferred stock                                                                  2,475,000
  Common stock                                                                        73,264
  Other stockholders' equity                                                       6,504,708
                                                                                  ----------
              Total stockholders' equity                                           9,052,972
                                                                                  ----------
              Total liabilities and stockholders' equity                        $ 14,474,517
                                                                                  ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                                   MEDCROSS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (unaudited)
                                                Three Months Ended           Nine Months Ended
                                                  September 30                  September 30
                                                1996         1995            1996         1995
                                            ------------  -----------     ----------- -----------
Health care service revenue                 $    506,099  $   607,014     $ 1,680,769 $ 2,144,977

Equipment sales and service                            -            -               -     337,889
Network service revenue                           64,297            -         136,661           -
                                               ---------    ---------       ---------   ---------
Net operating revenue                            570,396      607,014       1,817,430   2,482,866
                                               ---------    ---------       ---------   ---------
Cost of goods sold
  - equipment sales and service                        -   (   46,601)              -     193,197
Salaries and benefits                            670,524      262,787       1,465,607     903,205
Repairs and maintenance                           73,867       78,673         217,774     233,161
Network expenses                                 475,347            -         797,882           -
Provision for doubtful accounts                   66,668       18,444         157,531     342,089
Depreciation and amortization                    378,315      113,901         903,506     348,594
Acquired in-process research and
  development                                  9,800,000            -      14,577,943           -
Other operating expenses                         352,461      341,950       1,443,756     956,486
                                               ---------    ---------       ---------   ---------
Operating loss                               (11,246,786)  (  162,140)    (17,746,569) (  493,866)

Interest expense                                 585,850       44,066       1,653,616     124,886
Other income                                  (   36,251)  (   16,493)     (   49,013) (   39,892)
Gain on sale of interest in
  unconsolidated subsidiary                            -   (   20,500)              -  (   20,500)
Equity in net loss of
  unconsolidated subsidiary                        3,212            -           3,212           -
                                               ---------    ---------      ----------   ---------
Loss before minority interest in net income
  (loss) of consolidated subsidiaries and
  income tax provision                       (11,799,597)  (  169,213)   (19,354,384)  (  558,360)

Minority interest in net income (loss) of
  consolidated subsidiaries                   (    2,281)       4,160     (    2,344)  (    3,684)
                                               ---------    ---------      ---------    ---------
Loss before income tax provision             (11,797,316)  (  173,373)   (19,352,040)  (  554,676)

Income tax provision                                   -            -               -           -
                                               ---------    ---------      ---------    ---------
Net loss                                    $(11,797,316) $(  173,373)  $(19,352,040) $(  554,676)
                                               =========    =========      =========    =========
Loss per common and share
  after preferred dividends                  $(     2.31) $(      .12)   $(     5.16) $(      .37)
                                               =========    =========      =========    =========
Weighted average common shares
  outstanding                                  9,051,408    1,749,841       5,519,449   1,749,389
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

In August 1996, pursuant to the issuance of a promissory note to William Flury, Vice President of Sales and Marketing of I-Link, a warrant to purchase 5,000 shares of Common Stock was issued at an exercise price of $2.50 per share. An expense equal to the difference between the exercise price of the warrant and the closing bid price of the Common Stock on the date of issuance of the warrant was expensed.

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

Through September 1996, I-Link financed approximately $506,609 of equipment through capital leases.

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

The acquisition cost of $12,600,000 (representing the 3,000,000 shares issued to date) was allocated to the net liabilities of $2,003,000 (based on their fair market value) with the balance of $14,603,000 allocated to in-process research and development and software costs acquired. These were expensed as technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use.

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

The following presents the proforma financial information of the Company and I-Link, as applicable for the nine months ended September 30, 1996 and 1995 assuming such transaction had occurred on January 1, 1995:

       Nine Months Ended                                                     Net Loss Per
       September 30, 1996             Revenue            Net Loss            Common  Share
      --------------------------     ----------        ------------          -------------
      Company<F1>1/                  $1,817,430       $(19,352,044)                $(5.16)
      I-Link<F2>2/                       48,585         (  139,683)                  ====
                                      ---------          ---------
      Combined                        1,866,015        (19,491,727)
      Proforma adjustment                     -          5,678,360
                                      ---------          ---------
      Proforma combined              $1,866,015       $(13,813,367)                $(4.07)
                                      =========          =========                   ====

       Nine Months Ended                                                     Net Loss Per
       September 30, 1995             Revenue            Net Loss            Common Share
      --------------------------    -----------        -----------           -------------
      Company                       $ 2,482,866        $(  554,676)                $( .37)
      I-Link<F3>3/                      175,829         (  690,252)                  ====
                                      ---------          ---------
      Combined                        2,658,695         (1,244,928)
      Proforma adjustment                     -         (5,944,192)
                                      ---------          ---------
      Proforma combined             $ 2,658,695        $(7,189,120)                $(2.31)
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

I-Link also has restricted cash totalling $107,211 used to secure lines of credit in connection with capital leases at IBM Credit Corporation totalling approximately $610,000. The monies are held in an escrow account at First Texas Bank and bear interest which is to be paid to I-Link.


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

The Company has recorded interest expense (non-cash) of $1,435,000 related to above promissory notes and certain warrants to purchase common stock issued in connection with the above notes payable. The interest expense is calculated as the difference between the conversion price per common share per the promissory notes or warrant as compared to the market price for the common stock on the date the promissory notes or warrants were issued. The interest expense was recognized over the period between the date the promissory notes were issued and the date the promissory notes or warrants could first be converted.


Note 5 - Commitments and Contingencies

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

Loss per share for the three and nine months ended September 30, 1996 includes cumulative preferred stock dividends not paid in the current periods of $1,154 and $54,476 respectively. Loss per share for the three and nine months ended September 30, 1996 also includes a non-cash preferred stock dividend on Class
C Convertible Cumulative Redeemable Preferred Stock of $9,078,261. The dividend is calculated as the difference between the conversion price per common share per the Class C Private Offering Memorandum as compared to the market price of the common stock on the date the preferred shares were sold. The dividend was recognized over the period between the sale of the preferred stock and the date the preferred shares could first be converted. The net loss for the three and nine months ended September 30, 1995 includes cumulative preferred stock dividends not paid to $32,687 and $95,982 respectively.


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

Through September 1996, I-Link financed approximately $506,609 of equipment through IBM Credit Corporation. Under the terms of those credit arrangements, I-Link is obligated to pay approximately $60,000 every quarter.


Note 8 - Geographic Segment Information

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

                             Domestic
                       ------------------------
 Nine Months Ended                      Network                Corporate/
 September 30, 1996    Health Care     Services     China      Management  Eliminations Consolidated
--------------------   ----------- -------------  -----------  ----------- ------------ -------------
Revenue                $ 1,496,899 $    136,661   $         -  $  251,464  $(   67,594) $ 1,817,430
                         =========   ==========     =========    ========    =========   ==========
Operating Profit (Loss)$    61,280 $(18,854,872)  $(   22,582) $( 468,276) $(   67,594) $(19,352,044)
                         =========   ==========     =========    ========    =========    ==========
Identifiable Assets    $ 2,671,339 $ 10,824,862   $ 1,012,501  $  171,685  $(  205,870) $ 14,474,517
                         =========   ==========     =========    ========    =========    ==========
                             Domestic
                       -------------------------
 Nine Months Ended                      Network                Corporate/
 September 30, 1995    Health Care     Services     China      Management  Eliminations Consolidated
--------------------   ----------- -------------  -----------  ----------- ------------ ------------
Revenue                $ 1,907,911 $          -   $   337,889  $  340,036  $(  102,970) $ 2,482,866
                         =========   ==========     =========    ========    =========    =========
Operating Profit (Loss)$   258,469 $          -   $(  197,230) $( 452,135) $(  102,970) $(  493,866)
                         =========   ==========     =========    ========    =========    =========
Identifiable Assets    $ 3,120,198 $          -   $   964,635  $  155,559  $(   70,108) $ 4,170,284
                         =========   ==========     =========    ========    =========    =========

Note 9 - Subsequent Events

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


Note 10 - Amendment of Form 10-QSB for the Period Ended September 30, 1996:

The Company has amended its original filing of Form 10-QSB for the period ended September 30, 1996 based on its audit of the year ended December 31, 1996 financial statements. The amendments are primarily associated with (1) the expensing of acquired in-process research and development costs acquired as part of the acquisition of I-Link which were originally capitalized and other minor adjustments related to the purchase price allocation; (2) the recording of interest expense (non-cash) related to promissory notes issued with a convertible feature into common stock at a conversion price per common share below the market value of the common stock and certain warrants issued in relation to other notes where the warrant price was below the fair market value of the common stock; (3) correction of capitalized lease costs and related obligations; (4) inclusion in the loss per share calculation of a preferred stock dividend (non-cash) in the amount of $9.078 million on Class C Cumulative Convertible Redeemable Preferred Stock calculated as the difference between the conversion price per common share per the private placement memorandum as compared to the market price for the common stock on the date the preferred shares were sold; and (5) a correction of the weighted average shares outstanding calculation. The following table reflects the correctons made to the three months and nine months ended September 30, 1996:

                                         As Originally
                                            Reported        Adjustments      As Adjusted
                                         -------------      -----------      -----------

Income statement for three
  months ended September 30, 1996:
Depreciation & amortization                1,258,420         (  880,105)         378,315

Acquired in-process research
  & development                                    -          9,800,000        9,800,000
Other operating expenses                     459,833         (  107,372)         352,461
Interest expense                              95,850            490,000          585,850
Net loss                                  (2,494,793)        (9,302,523)     (11,797,316)
Loss per common share after
  preferred dividends                     (      .27)        (     2.04)     (      2.31)

Income statement for the nine
  months ended September 30, 1996:

Depreciation & amortization                2,056,046         (1,152,540)         903,506
Acquired in-process research
  & development                            2,034,103         12,543,840        14,577,943
Other operating expenses                   1,589,721        (   145,965)        1,443,756
Interest expense                             218,616          1,435,000         1,653,616
Net loss                                  (6,671,705)       (12,680,339)      (19,352,040)
Loss per common share after
  preferred dividends                     (      .78)       (      4.38)      (      5.16)

                                         As Originally
                                            Reported        Adjustments       As Adjusted
                                         -------------      -----------       -----------

Balance sheet as of September 30, 1996:
Property & equipment                       4,584,331       (   136,487)         4,447,844
Less accumulated depreciation              2,216,641       (    25,000)         2,191,641
Intangible assets, net
  of amortization                         11,956,114       (11,406,198)           549,916
Other assets                                 835,342            61,151            896,493
Current obligations under
  capital lease                              244,749       (    57,702)           187,047
Obligations under capital leases             407,263       (    78,785)           328,478
Other stockholder's equity                17,824,755       (11,320,047)         6,504,708

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

                                                        Three Months                  Nine Months
                                                     Ended September 30            Ended September 30

                                                     1996          1995            1996          1995
                                                 ------------  ------------    ------------  ------------
        NET OPERATING REVENUE
          Diagnostic Imaging                     $   444,809   $   534,049     $ 1,496,899   $ 1,907,911
          Sales and Services of Medical Equipment          -             -               -       337,889
          Network Services                            64,297             -         136,661             -
          Management and Other                        61,290        72,965         183,870       237,066
                                                   ---------     ---------       ---------     ---------
                                                 $   570,396   $   607,014     $ 1,817,430   $ 2,482,866
                                                   =========     =========       =========     =========

        OPERATING PROFIT (LOSS)
          Diagnostic Imaging                     $(   31,653)  $    21,339     $    61,280   $   258,469
          Sales and Services of Medical Equipment (    4,484)       44,921      (   22,582)   (  197,230)
          Network Services                        (11,057,656)            -     (17,419,868)            -
          Management and Other                    (  152,993)   (  228,400)     (  365,399)   (  555,105)
                                                   ---------     ---------       ---------     ---------
                                                 $(11,246,786)  $( 162,140)    $(17,746,569) $(  493,866)
                                                   =========     =========       =========     =========

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

Telecommunications Network and Related Services - I-Link

The operating revenue of network and related services from I-Link, was $64,297 for the third quarter of 1996 and $136,661 for the nine months ended September 30, 1996. The net operating loss from network and related services was $11,057,656 and $17,746,569 for the three and nine months ending September 30, 1996. The expenses incurred by I-Link during the third quarter were primarily attributable to the build-out of the I-Link network and the expense of $9,800,000 in acquired in-process research and development associated with the issuance of 1,600,000 shares related to the purchase of I-Link (see Note #2 to the Financial Statements). This network is utilized in delivering I-Link's products and services. The year to date loss was primarily due to acquired in-process research and development costs expense of $4,777,943 in the first quarter of 1996 and $9,800,000 for the three months ending September 30, 1996 pursuant to the purchase of the common stock of I-Link by the Company. Excluding the acquired in-process research and development expense, the operating loss of network and related services was $1,257,656 and $2,841,925 for the three and nine months ending September 30, 1996, respectively.

I-Link expenditures to date have been primarily related to the development of its communication product, Fax4Less, which is to be released in the near future.
 These expenditures include software research and development, network equipment, network buildout, operational facilities and infrastructure. Expenditures also include the formation of a sales and marketing team, personnel and plan.

Consolidated Operating Results

Net operating revenue of the Company decreased 6% in the third quarter of 1996 compared to the same quarter of 1995 and 26.8% for the nine months ended September 30, 1996 compared to the same period in the prior year. This decrease was mainly due to the sale of CT scanners in China during the first quarter of 1995 and none in 1996 and the decrease in the net operating revenue of diagnostic imaging services in 1996 as compared to 1995. Salaries and benefits increased $407,737 and $562,402 for the three and nine months ending September 30, 1996, respectively, compared to the same periods in 1995. This increase was due to the inclusion of salaries and benefits of $410,432 and $783,346 from network and related services during the third quarter 1996 and the nine months ended September 30, 1996, respectively, which was offset by a decrease in salaries and benefits for diagnostic imaging, sales and service of medical equipment and management and other of $2,695 and $220,944 during such periods. Depreciation and amortization increased $264,414 in the third quarter of 1996 compared to the third quarter of 1995 and increased $554,912 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 due to the inclusion of I-Link, offset by a decrease from diagnostic imaging. The provision for doubtful accounts increased $48,224 in the third quarter of 1996 compared to third quarter of 1995 and decreased $184,558 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This change is due to the collection, in the second quarter of 1995 of amounts previously written-off, and the write-off of the receivables due from the foreign operations in the first quarter of 1995, none of which occurred in 1996. Other operating expenses increased $10,511 in the third quarter of 1996 compared to the third quarter of 1995. This increase is due to the inclusion of $145,404 from network and related services, offset by a decrease of operating expenses of $134,893 from diagnostic imaging, sales and service of medical equipment, and management and other activities. In the nine months ended September 30, 1996, other operating expenses increased $487,270 compared to nine months ended September 30, 1995. This increase is due to the inclusion of operating expenses from network and related services of $790,829 offset by a decrease in operating expenses of $303,559 from diagnostic imaging, sales and service of medical equipment, and management and other activities.

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

The working
capital position of the Company was $4,382,958 at September 30, 1996 and a deficit of $315,573 at December 31, 1995. Cash flow used by operating activities was $2,149,923 and $3,016,238 for the three and nine months ended September 30, 1996 compared to cash flow provided by operations of $543 and $156,525 for the same periods in 1995. Cash flow used by operating activities includes $1,958,255 and $2,765,408 attributable to the inclusion of I-Link in 1996.

Investing activities during the nine-months ending September 30, 1996 related to the purchase of additional computer equipment for I-Link.

During the three and nine months ended September 30, 1996, the Company reduced a portion of its long term debt and capital lease obligations by $70,836 and $408,941, respectively. The Company increased its capital lease obligations by $69,811 and $605,610 for the three and nine month periods ended September 30, 1996 due to the purchase of computer equipment for I-Link. Notes payable to related parties were reduced by $625,500 and $693,333, for the three and nine months ended September 30, 1996, respectively. Notes payable to others were reduced by $703,000 and were increased by $557,425, for the three and nine months ended September 30, 1996, respectively. These reductions include indebtedness of I-Link. The inclusion of I-Link in the first quarter of 1996 increased capital lease obligations by $99,001, notes payable to related parties by $693,333, and notes payable to others of $104,575. As of September 30, 1996, the balance outstanding under the FUNB line of credit was $310,000. The Company was in violation of loan covenants regarding cash flow coverage ratios and past days sales in accounts receivable under the line of credit at September 30, 1996, However, the FUNB has waived such non-compliance through December 31, 1996. The Company and FUNB reached an agreement pursuant to which the Company has agreed to secure alternative financing to repay amounts outstanding under the Line of Credit by June 30, 1996; however, the Company was unable to secure such financing, so that the Company is obligated to repay amounts outstanding under the Line of Credit in increments of $10,000 per month which commenced
July 1, 1996, pursuant to the Company's agreement with FUNB, subject to negotiation of the terms of a balloon payment thereafter.

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