Form 10QSB
period 1997-03-31
MEDCROSS INC
filed 1997-05-20
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 1997

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

         13751 S. Wadsworth Park Drive, Suite 200,  Draper, Utah 84020
                   (Address of principal executive offices)

                                (801) 576-5000
                          (Issuer's telephone number)

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

            Class                                 Outstanding at May 15, 1997
Common Stock, par value $0.007                             10,607,597


Traditional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MEDCROSS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                      ASSETS
                                                                    March 31
                                                                      1997
Current assets:
  Cash and cash equivalents                                     $   2,196,343
  Accounts receivable less allowance of  $754,014                   2,680,490
  Certificate of deposit - restricted                                 208,500
  Inventory less allowance of $260,033                                557,996
  Other current assets                                                176,753
                                                                   ----------
            Total current assets                                    5,820,082
                                                                   ----------
Property and equipment:
  Property and equipment                                            6,625,280
  Less accumulated depreciation                                   ( 2,888,844)
                                                                   ----------
            Net property and equipment                              3,736,436
                                                                   ----------
Other assets:
  Intangible assets, net of amortization of $358,098                2,834,700
  Certificate of deposit - restricted                               1,742,711
  Other assets                                                         85,182
                                                                   ----------
            Total other assets                                      4,662,593
                                                                   ----------
            Total assets                                         $ 14,219,111
                                                                   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                          $  3,678,134
  Accrued litigation settlement                                       821,000
  Notes payable - related party                                        88,000
  Notes payable - other                                             1,052,852
  Current portion of long-term debt - related party                    43,554
  Current portion of long-term debt - other                           404,429
  Current obligations under capital lease                             187,047
                                                                   ----------
            Total current liabilities                               6,275,016
                                                                   ----------

Long-term debt                                                      2,320,450
Obligations under capital leases                                      194,248
Minority interest equity in consolidated subsidiaries                 319,687
                                                                   ----------
            Total liabilities                                       9,109,401
                                                                   ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                   2,475,000
  Common stock                                                         74,253
  Additional paid-in capital                                       31,178,161
  Common stock to be issued                                         2,414,583
  Accumulated deficit                                             (31,032,287)
                                                                   ----------
            Total stockholders' equity                              5,109,710
                                                                   ----------
            Total liabilities and stockholders' equity          $  14,219,111
                                                                   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           MEDCROSS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                         Three Months Ended
                                                              March 31
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------
Revenues:
   Telecommunication service revenue                $  2,147,216    $          -
   Health care service revenue                           597,257         592,180
   Other revenue                                               -          17,026
                                                       ---------       ---------
            Net operating revenue                      2,744,473         609,206
                                                       ---------       ---------
Operating costs and expenses:
   Telecommunication network expense                   2,891,082          98,233
   Selling, general and administrative                 2,647,144         994,603
   Provision for doubtful accounts                       135,225          41,244
   Depreciation and amortization                         401,495         329,373
   Provision for inventory valuation and write-down
      of property and equipment                          213,944               -
   Acquired in-process research and development                -       4,777,943
   Research and development                              111,088               -
                                                       ---------       ---------
            Total operating costs and expenses         6,399,978       6,241,396
                                                       ---------       ---------
Operating loss                                        (3,655,505)     (5,632,190)
                                                       ---------       ---------
Other income (expense):
   Interest expense                                     (346,357)       (992,639)
   Interest and other income                              86,032          15,527
                                                       ---------       ---------
            Total other expense                         (260,325)       (977,112)
                                                       ---------       ---------
Loss before minority interest in net loss
  (income) of consolidated subsidiaries               (3,915,830)     (6,609,302)

Minority interest in net loss (income) of
  consolidated subsidiary                                  9,089          (1,943)
                                                       ---------       ---------
Net loss                                             $(3,906,741)    $(6,611,245)
                                                       =========       =========
Loss per common share after preferred dividends          $( 0.40)        $( 2.24)
                                                       =========       =========
Weighted average common shares outstanding            10,607,597       2,971,400
                                                      ==========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                           MEDCROSS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                         Three Months Ended
                                                              March 31
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------
Cash flows from operating activities:
  Net loss                                          $(3,906,741)    $(6,611,245)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                      401,495         329,373
     Provision for doubtful accounts                    135,225          41,244
     Imputed interest on convertible notes              320,000         945,000
     Acquired in-process research and development             -       4,777,943
     Provision for inventory valuation and
       write-down of property and equipment             213,944               -
     Minority interest in net income (loss) of
       consolidated subsidiaries                         (9,089)          1,943
     Increase (decrease) from changes in:
        Accounts receivable                            (878,713)        (60,623)
        Inventory                                          (960)           (304)
        Other assets                                     121,060       (180,029)
        Other current assets                            (41,264)         (9,087)
        Accounts payable and accrued expenses          1,137,424         153,041
                                                    ------------    ------------
            Net cash used by operating activities     (2,507,619)      ( 612,744)
                                                    ------------    ------------
Cash flows from investing activities
  Purchase of property and equipment                     (88,275)         (6,827)
  Proceeds from maturity of certificate of
    deposit - restricted                                       -          60,000
  Cash received from purchase of FTI                     435,312               -
                                                    ------------    ------------
            Net cash provided by investing activities    347,037          53,173
                                                    ------------    ------------
Cash flows from financing activities:
  Repayment of note payable - related party                    -         (73,333)
  Proceeds from notes payable - other                          -       1,040,000
  Repayment of notes payable - other                     (90,378)        (74,435)
  Repayment of long-term debt                            (10,465)        (42,075)
  Payment of capital lease obligations                   (42,457)        (73,289)
  Issuance of common stock                                     -         124,296
                                                    ------------    ------------
            Net cash provided (used) by financing
              activities                                (143,300)        901,164
                                                    ------------    ------------
Effect of foreign currency translation on cash flows           -               1
                                                    ------------    ------------
Increase (decrease) in cash and cash equivalents      (2,303,882)        341,594
Cash and cash equivalents at beginning of period       4,500,225          80,157
                                                    ------------    ------------
Cash and cash equivalents at end of period          $  2,196,343    $    421,751
                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                           MEDCROSS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Financial Statements

The interim financial data are unaudited; however, in the opinion of the management of Medcross, Inc. and Subsidiaries (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 1997 and March 31, 1996, (b) the financial position at March 31, 1997, and (c) cash flows for the three-month periods ended March 31, 1997 and March 31, 1996. The financial statements should be read in conjunction with the Company's annual report of Form 10-KSB for the year ended December 31, 1996 and its quarterly report on Amendment #1 to Form 10-QSB for the three months ended March 31, 1996 (amended in May 1997).

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of those to be expected for the entire year.

Certain balances in the March 31, 1996 financial statements as amended have been reclassified to conform with the current period presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.

Note 2 - Supplemental cash flow information

In February 1996, the Company acquired all of the issued and outstanding stock of I-Link Worldwide, Inc. in exchange for the issuance of an aggregate of 4,000,000 shares of common stock of the Company, of which 2,600,000 shares were held in escrow as of March 31, 1996.

In February 1996, a holder of Class A Preferred Stock converted 40,000 shares into 978,891 shares of common stock of the Company.

In January 1997, the Company agreed to issue 400,000 shares of common stock to acquire all of the issued and outstanding stock of Family Telecommunications Inc. ("FTI") effective January 1, 1997.

Note 3 - Acquisition of subsidiary

On January 13, 1997, pursuant to the terms of a Share Exchange Agreement for the Acquisition of Family Telecommunications Incorporated by Medcross, Inc. effective as of January 1, 1997 (the "Exchange Agreement"), the Company acquired the outstanding stock of Family Telecommunications Incorporated, a Utah corporation ("FTI"), from the stockholders of FTI, namely Robert W. Edwards, Jr. and Jerald L. Nelson. The consideration for the transaction consists of an aggregate of 400,000 shares of the Company's common stock to be issued by the Company upon the satisfaction of certain conditions including approval by the Company's shareholders of an amendment to the Articles of Incorporation authorizing an increase in the number of shares of common stock from 20 million to 50 million and no material breach of any representation by the former stockholders. The purchase price was determined upon the negotiated value of the assets and operations of FTI. The acquisition has been accounted for using the purchase method of accounting in the quarter ended March 31, 1997. FTI is an FCC licensed long-distance carrier and provider of telecommunications services.

John W. Edwards, President, a Director and Chief Executive Officer of the Company, and Robert W. Edwards, Jr., the principal shareholder and one of the two shareholders of FTI, are brothers. There was no affiliation or relationship between the Company, its affiliates, officers or directors or associates of such persons and FTI or any if it's officers, directors or stockholders prior to the execution of the Exchange Agreement except as set forth herein.

The acquisition cost of $2,415,000 (representing the fair value of the 400,000 shares to be issued ) was allocated to the net liabilities of $135,000 (based on their fair market value) with the balance of $2,550,000 allocated to intangible assets including goodwill. The fair value of assets acquired and liabilities assumed in conjunction with this acquisition was as follows:

        Current assets (including cash of $435,312)  $ 1,740,000
        Long-term assets                               3,716,000
        Current liabilities                           (1,330,000)
        Long-term liabilities                         (1,711,000)
                                                       ---------
        Net purchase price                           $ 2,415,000
                                                       =========

Proforma financial information concerning revenues, loss and loss per share of the Company and FTI, as applicable for the three months ended March 31, 1997 and 1996 assuming such transaction had occurred on March 20, 1996 (date of inception of FTI) is not presented as the impact to either period is not significant.

As part of the common stock acquisition of FTI, the Company assumed current and long-term obligations in the amount of $1,991,000 as of December 31, 1996 to a long-distance provider for FTI's line costs. The note was increased approximately $700,000 for long-distance usage for January 1997. The note bears interest at 7% per annum. The note calls for payments of $50,000 per month beginning May 5, 1997 increasing to $75,000 on April 5, 1998 and $150,000 on October 5, 1998 with the balance of $1,100,000 due on April 5, 1999. Remaining principal payments under this specific note as of March 31, 1997 are as follows:

           March 31, 1998       $   404,000
           March 31, 1999           455,000
           March 31, 2000         1,832,000
                                  ---------
                 Total          $ 2,691,000
                                  =========

Note 4 - Imputed Interest on Convertible Notes

Simultaneous with the closing of the Company's offering of Class C Preferred Stock in September 1996, the Company issued an aggregate of $717,000 in principal amount of Convertible Promissory Notes. The Company has recorded interest expense (non-cash) of $320,000 related to these promissory notes in the three months ended March 31, 1997. The interest expense is calculated as the difference between the conversion price per common share per the promissory notes as compared to the market price for the common stock on the date the notes were issued. The interest expense was recognized over the period between the date the promissory notes were issued and the date the promissory notes could first be converted.


Note 5 - Commitments and Contingencies

In February 1996, the Company agreed to issue 4,000,000 shares of common stock to acquire the common stock of I-Link Worldwide Inc. As of March 31, 1997 the Company has issued 3,000,000 shares. The remaining 1,000,000 shares are to be released upon the first to occur of the following:

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

Note 6 - Income Taxes

The Company recognized no income tax benefit for the losses generated in 1997 and 1996.


Note 7 - Loss Per Common Share After Preferred Dividends

Loss per common share is calculated as the net loss for the respective period plus cumulative preferred stock dividends not paid in current period of $289,147 and $32,154 for the three months ended March 31, 1997 and 1996 respectively, divided by the weighted average number of common shares outstanding. Options, warrants and convertible preferred stock are excluded from the calculation when their effect would be antidilutive.


Note 8 - Options and Warrants

During the first quarter of 1997 the Company granted 324,000 options to employees and a consultant of the Company at a price equal to the common stock price on the day of grant. No options or warrants were exercised during the first quarter of 1997.


Note 9 - Subsequent Events

A complaint was filed on April 12, 1996 by JW Charles Financial Services, Inc. ("JWC") against the Company in which JWC alleged that the Company breached the terms of a warrant to purchase 331,126 shares of the Company's common stock ("warrant") by failing to prepare and file with the Securities and Exchange Commission ("SEC") a registration statement covering the common stock underlying the JWC warrant. JWC was seeking specific performance, i.e. registering the shares with the SEC, and monetary damages. On April 11, 1997 the Company reached an agreement in principle relating to settlement of the lawsuit. The lawsuit was dismissed upon payment of $600,000 to JWC in consideration for the warrant. The JWC warrant was purchased by an investor group led by the Company's general counsel and its treasurer and chief financial officer. The Company's funds were not utilized in the settlement. In connection with the purchase of the JWC warrant, the Company granted additional consideration to the investor group including new warrants to purchase 175,000 shares of common stock at an exercise price of $2.50 with certain reset provisions. Such warrants have registration rights and anti-dilutive provisions. The Company recorded on its financial statements for the year ended December 31, 1996 a liability and related expense for the settlement of litigation in the amount of $821,000 representing the estimated difference between the warrant price and the value of the warrant.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the year ended December 31, 1996.

       Forward Looking Information

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "believe", "estimate", "expect", and "intended" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

Operations

Prior to 1997 the Company's primary source of revenue was related to health care services. The primary expenses of the Company prior to 1997 were related to delivery of health care services and the development of a proprietary data communication network. With the Company's acquisition of FTI (effective
January 1, 1997), a regional long-distance telecommunications carrier with nation-wide delivery of telecommunications services over traditional switched telecommunications networks, the Company launched its marketing efforts and began to obtain customers for its long-distance telecommunications services. The Company is expanding its customer base through its marketing activities and plans to expand through strategic acquisitions of existing customer bases. In the second quarter of 1997, the Company began to organize a multi-level marketing line of business which the Company anticipates will result in increasing revenues beginning in the latter part of the second quarter.


Financial Condition

       Working Capital

The working capital position of the Company was a deficit of $454,934 at March 31, 1997 and $1,579,501 at December 31, 1996. Cash on hand at March 31, 1997 was $2,196,343 as compared to $4,500,227 as of December 31, 1996. The decrease in cash on hand was primarily attributable to cash flow used by operating activities during the three months ended March 31, 1997. Cash flow used by operating activities was $2,507,619 in the first quarter of 1997 compared to cash flow used by operating activities of $612,744 for the same period in 1996. Cash flow used by operating activities includes approximately $580,000 attributable to the inclusion of FTI in the first quarter of 1997.

       Investing Activities

Effective January 1, 1997, the Company entered into an agreement to acquire all of the outstanding shares of Family Telecommunications, Inc. (FTI) in exchange for 400,000 shares of the Company's common stock. The acquisition is conditioned upon the satisfaction of certain conditions, at which time the shares will be issued. FTI is an FCC licensed long-distance carrier and provider of telecommunication services and as such provides the Company with an existing customer base and related revenues.

Investing activities during the first quarter of 1997 provided net cash of $347,037. The primarily source of cash flow was cash acquired in the amount of $435,312 included in the acquisition of FTI. The Company expended $88,275 for acquisition of property and equipment during the first quarter of 1997.

       Financing Activities

In the first quarter of 1997, the Company reduced its notes payable, long-term debt and capital lease obligations by $143,300. These reductions include payments in the amount of $60,378 on indebtedness acquired in the acquisition of FTI. The inclusion of FTI in the first quarter of 1997 increased notes payable by $693,333, and notes payable to others of $104,575.

The Company will require additional financing in order to successfully integrate the business of FTI, to fund the Company's cash flow operating deficit, to expand its business and to discharge outstanding indebtedness.
The Company continues to investigate the availability of additional sources of equity, third-party debt or similar financing for development of its telecommunications infrastructure, research and development and ongoing operations. The availability of capital resources to support the Company's financial requirements will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. Therefore, there can be no assurance that such financing will be available or that the Company will not be required to issue significant debt or equity securities in order to obtain such financing.

Results of Operations

       Comparison of First Quarter 1997 to First Quarter 1996

Two significant events affect the comparability of the Company's results of operations for the first quarters of 1997 and 1996. First, the acquisition of I-Link in February 1996 which resulted in expense recognition of $4,777,943 related to acquired in-process research and development which did not recur in the first quarter of 1997. Second, the acquisition of Family Telecommunications Inc (FTI) in January 1997 (effective January 1, 1997) which for the first time provided the Company with revenue from long-distance telecommunications services. Prior to January 1, 1997, operations consisted primarily of health care service revenue. Therefore the Company's results of operations for the three months ended March 31, 1997 includes three months of long-distance telecommunications service revenue and related costs of service and administrative costs whereas the three months ended March 31, 1996 includes no revenue or related costs from the long-distance telecommunications services. Therefore, results of operations for the three months ended March 31, 1997 and 1996 are not comparable.

       Telecommunication Service Revenue

Telecommunication service revenue in the first quarter of 1997 was $2,147,216. There was no such revenue in the first quarter of 1996 as this revenue began with the acquisition of FTI in January 1997.

       Health Care Service Revenue

Health care service revenue increased $5,077 in the first quarter of 1997 to $597,257 as compared to $592,180 in the same quarter of 1996. The increase was primarily due to the addition of a management contract, offset by a decrease in the operating revenue generated from the diagnostic imaging facilities which decrease was due to the loss of certain service contracts with hospital clients in February 1997. The Company intends to pursue the retail segment of the MRI market to compensate for the loss of the hospital contracts. In the retail segment of the MRI market, the revenue per procedure is considerably higher than the revenue per procedure realized under the hospital service contracts. The Company believes its revenue from the retail segment of the MRI market will be adequate to replace the revenue lost by the expiration of the hospital contracts.

       Other Revenue

Other revenue decreased $17,026 in the first quarter of 1997 to $0 as compared to $17,026 in the same quarter of 1996. The decrease is primarily due to internet service provider revenues in 1996 that did not recur in 1997.

       Telecommunication Network Expenses

Telecommunication network expenses increased $2,792,849 in the first quarter of 1997 to $2,891,082 as compared to $98,233 for the same quarter of 1996. These expenses include costs relative to the continuing development and deployment of the Company's communications network. The increase is primarily due to the inclusion of FTI operations during 1997 which includes significant expenses such as line costs.

       Selling, General and Administrative

Selling, general and administrative expenses increased $1,652,541 to $2,647,144 in the first quarter of 1997 as compared to $994,603 in the first quarter of 1996. The increase is primarily due to the inclusion of FTI in 1997 and three months worth of expenses from I-Link in 1997 as compared to 1-1/2 months in 1996 (I-Link was acquired in February 1996).

       Provision for Doubtful Accounts

Provision for doubtful accounts increased $93,981 to $135,225 in the first quarter of 1997 as compared to $41,244 in the same quarter of 1996. The increase is primarily due to a provision related to telecommunications revenues in 1997 which did not exist in 1996.

       Depreciation and Amortization

Depreciation and amortization increased $72,122 to $401,495 in the first quarter of 1997 as compared to $329,373 in the first quarter of 1996. The increase is primarily due to increased depreciation associated with assets acquired and related amortization of intangible assets (including goodwill) related to the FTI acquisition in 1997.

       Provision for Inventory Valuation and Write-down of Property and
         Equipment

The provision for inventory valuation and write-down of property and equipment in the first quarter of 1997 (none in the same quarter of 1996) includes a valuation allowance for inventory of $55,341 and a write off of tenant improvements abandoned when I-Link moved corporate headquarters in January 1997 in the amount of $158,603.

       Acquired In-Process Research and Development

In 1996 the Company recorded an expense of $4,777,943 related to acquired in-process research and development costs acquired in the acquisition of I-Link in February 1996. No such costs were incurred in 1997.

       Research and Development

Research and development increased $111,088 to $111,088 in the first quarter of 1997 as compared to $0 in 1996. The increase is associated with the Company's continuing telecommunication network research and development efforts.

       Interest Expense

Interest expense decreased $646,282 to $346,357 in the first quarter of 1997 as compared to $992,639 in the same quarter of 1996. The decrease is primarily due to a decrease in imputed interest expense (non-cash) of $625,000 to $320,000 in the first quarter of 1997 as compared to $945,000 in the same period of 1996. The imputed interest was related to certain convertible promissory notes issued in 1996.

       Interest and Other Income

Interest and other income increased $70,505 to $86,032 in the first quarter of 1997 as compared to the first quarter of 1996. The increase was primarily due to an increase in interest income of $66,788 in 1997 over 1996 due to an increased average balance of cash on hand as a result of proceeds from the Company's sale of Class C Preferred Stock in 1996.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A complaint was filed on April 12, 1996 by JW Charles Financial Services, Inc. ("JWC") against the Company in which JWC alleged that the Company breached the terms of a warrant to purchase 331,126 shares of the Company's common stock ("warrant") by failing to prepare and file with the Securities and Exchange Commission ("SEC") a registration statement covering the common stock underlying the JWC warrant. JWC was seeking specific performance, i.e. registering the shares with the SEC, and monetary damages. On April 11, 1997 the Company reached an agreement in principle relating to settlement of the lawsuit. The lawsuit was dismissed upon payment of $600,000 to JWC in consideration for the warrant. The JWC warrant was purchased by an investor group led by the Company's general counsel and its treasurer and chief financial officer. The Company's funds were not utilized in the settlement.
In connection with the purchase of the JWC warrant, the Company granted additional consideration to the investor group including new warrants to purchase 175,000 shares of common stock at an exercise price of $2.50 with certain reset provisions. Such warrants have registration rights and anti-dilutive provisions. The Company recorded on its financial statements for the year ended December 31, 1996 a liability and related expense for the settlement of litigation in the amount of $821,000 representing the estimated difference between the warrant price and the value of the warrant.


Item 6(a) - Exhibits

None

Item 6(b) - Reports on Form 8-K

A report on Form 8-K dated January 13, 1997 was filed by the Company regarding the acquisition of the securities of Family Telecommunications Incorporated ("FTI").

                                     SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                                MEDCROSS, INC.
                                                 (Registrant)




Date: May 20, 1997                    By:  /s/ John W. Edwards
                                           John W. Edwards
                                           President, Chief Executive Officer


                                      By:  /s/ Karl S. Ryser, Jr.
                                           Karl S. Ryser, Jr.
                                           Chief Financial Officer, Treasurer