Form 10QSB
period 1997-06-30
MEDCROSS INC
filed 1997-08-19
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
						 WASHINGTON, D.C. 20549

							 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		    For the quarterly period ended              June 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

		 Class                            Outstanding at August 15, 1997
Common Stock, par value $0.007                          10,627,597


Traditional Small Business Disclosure Format (Check One):  Yes      No   X

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

					 MEDCROSS, INC. AND SUBSIDIARIES
					    CONSOLIDATED BALANCE SHEET
							  (Unaudited)
													 June 30,
													   1997
												   -------------
						ASSETS
Current assets:
    Cash and cash equivalents                                  $  1,341,391
    Accounts receivable, less allowance of $1,069,389             4,291,492
    Certificate of deposit - restricted                             198,640
    Inventory, less allowance of $260,033                           763,263
    Other current assets                                            199,574
													----------
	   Total current assets                                      6,794,360
													----------
Property and equipment:
    Property and equipment                                        7,413,002
    Less accumulated depreciation                               ( 3,199,869)
													----------
	   Net property and equipment                                4,213,133
													----------
Other assets:
    Intangible assets, net of amortization of $517,375           15,381,165
    Certificate of deposit - restricted                           1,742,711
    Other assets                                                    124,065
													----------
	   Total other assets                                       17,247,941
													----------
	   Total assets                                           $ 28,255,434
													==========
				  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                      $  7,322,627
    Notes payable - related party                                    88,000
    Notes payable - other                                           957,000
    Current portion of long-term debt - related party             1,043,554
    Current portion of long-term debt - other                       408,429
    Current obligations under capital lease                         187,047
													----------
	   Total current liabilities                                10,006,657

Long-term debt, net of debt issuance costs of $3,615,000            610,114
Long-term debt, related party                                     1,000,000
Obligations under capital leases                                    147,274
Minority interest in consolidated subsidiaries                      299,198
													----------
	   Total liabilities                                        12,063,243
													----------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $10 par value, 247,500 shares outstanding    2,475,000
    Common stock, $.007 par value, authorized 20,000,000
	 shares, issued and outstanding 10,627,597                      74,393
    Additional paid-in capital                                    40,236,521
    Deferred compensation from stock options                     ( 4,200,000)
    Common stock to be issued                                     11,289,583
    Preferred stock to be issued                                   6,250,000
    Accumulated deficit                                          (39,933,306)
													 ----------
	   Total stockholders' equity                                16,192,191
													 ----------
	   Total liabilities and stockholders' equity              $ 28,255,434
													 ==========


The accompanying notes are an integral part of these consolidated financial statements.

					  MEDCROSS, INC. AND SUBSIDIARIES
				    CONSOLIDATED STATEMENTS OF OPERATIONS
							  (Unaudited)

									 Three Months Ended               Six Months Ended
												 June 30,                        June 30,
										 1997             1996             1997             1996
									 ---------------  ---------------  ---------------  ---------------
Revenues:
    Telecommunications service revenue          $  2,266,492     $          -     $  4,414,825     $          -
    Health care service revenue                      582,298          582,490        1,179,555        1,174,670
    Marketing services revenue                       720,490                -          720,490                -
    Other revenue                                          -           55,338                -           72,364
										----------       ----------       ----------       ----------
	    Net operating revenue                     3,569,280          637,828        6,314,870        1,247,034
										----------       ----------       ----------       ----------
Operating costs and expenses:
    Telecommunications network expense             4,174,708          224,302        7,065,790          322,535
    Marketing services costs                         640,739                -          640,739                -
    Selling, general and administrative            2,446,791        1,035,682        5,093,935        2,030,285
    Provision for doubtful accounts                  368,273           49,619          503,498           90,863
    Depreciation and amortization                    687,853          195,818        1,089,348          525,191
    Provision for asset valuation                          -                -          213,944                -
    Acquired in-process research and deveLopment   3,920,000                -        3,920,000        4,777,943
    Research and development                         235,055                -          346,143                -
										----------       ----------       ----------       ----------
	   Total operating costs and expenses        12,473,419        1,505,421       18,873,397        7,746,817
										----------       ----------       ----------       ----------
Operating loss                                   ( 8,904,139)     (   867,593)     (12,558,527)     ( 6,499,783)
										----------       ----------       ----------       ----------
Other income (expense):
    Interest expense                             (    74,118)     (    75,127)     (   420,475)     ( 1,067,766)
    Interest and other income (expense)               57,199      (     2,765)         142,114           12,762
										----------       ----------       ----------
	   Total other expense                      (    16,919)     (    77,892)     (   278,361)     ( 1,055,004)
										----------       ----------       ----------
Loss before minority interest in net loss
    of consolidated subsidiaries                 ( 8,921,058)     (   945,485)     (12,836,888)     ( 7,554,787)

Minority interest in net loss  of
    consolidated subsidiaries                         20,039            2,006           29,128               63
										----------       ----------       ----------       ----------

Net loss                                        $( 8,901,019)    $(   943,479)    $(12,807,760)    $( 7,554,724)
										==========       ==========       ==========       ==========
Loss per common share after
    preferred dividends                         $(      0.86)    $(      0.21)    $(      1.26)    $(      2.03)
										==========       ==========       ==========       ==========

Weighted average common shares outstanding        10,627,597        4,535,539       10,617,597        3,753,470
										==========       ==========       ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

					  MEDCROSS, INC. AND SUBSIDIARIES
				    CONSOLIDATED STATEMENTS OF CASH FLOWS
							  (Unaudited)

												  Six Months Ended
													  June 30,
											    1997            1996
											--------------  --------------
Cash flows from operating activities:
    Net loss                                            $(12,807,760)   $( 7,554,724)
    Adjustments to reconcile net loss to net
	 cash used by operating activities:
	 Depreciation and amortization                        1,089,348         525,191
	 Provision for doubtful accounts                        503,498          90,863
	 Imputed interest on convertible notes                  320,000         945,000
	 Acquired in-process research and development         3,920,000       4,777,943
	 Provision for asset valuation                          213,944               -
	 Amortization of deferred stock option compensation     200,000               -
	   Minority interest in net loss of
		consolidated subsidiaries                      (    29,128)            (63)
    Change in assets and liabilities net of effects
	   from purchase of FTI and MiBridge:
	   Accounts receivable                              ( 2,603,976)    (    79,192)
	   Inventory                                                369     (       110)
	   Other assets                                          91,815     (   191,395)
	   Other current assets                             (   289,273)          2,673
	   Accounts payable and accrued expenses              4,301,181         617,499
											   ----------      ----------
		  Net cash used by operating aCtivities        ( 5,089,982)    (   866,315)
											   ----------      ----------
Cash flows from investing activities:
    Purchase of property and equipment                   (   487,552)    (     3,576)
    Proceeds received from maturity of
	 certificate of deposit - restricted                          -          60,000
    Cash received from purchase of FTI                       435,312               -
    Cash received from purchase of MiBridge                  217,819               -
											   ----------      ----------
		  Net cash provided by investing activities        165,579          56,424
											   ----------      ----------
Cash flows from financing activities:
Repayment of note payable - related party                          -     (   117,832)
Proceeds from notes payable - other                                -       1,475,000
Repayment of notes payable - other                       (    50,000)    (   174,575)
Proceeds from long-term debt                               2,000,000               -
Repayment of long-term debt                              (   117,501)    (    51,751)
Payment of capital lease obligations                     (    89,431)    (   286,354)
Issuance of common stock                                      22,499         306,065
Minority interest distributions                                    -     (    36,865)
											   ----------      ----------
Net cash provided by financing activities                  1,765,567       1,113,688
											   ----------      ----------
Increase (decrease) in cash and cash equivalents         ( 3,158,836)        303,797

Cash and cash equivalents at beginning of period           4,500,227          80,157
											   ----------      ----------
Cash and cash equivalents at end of period              $  1,341,391    $    383,954
											   ==========      ==========

The accompanying notes are an integral part of these financial statements

					  MEDCROSS, INC. AND SUBSIDIARIES
				 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The interim financial data are unaudited; however, in the opinion of the management of Medcross, Inc. and Subsidiaries (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and six-month periods ended June 30, 1997 and June 30, 1996, (b) the financial position at June 30, 1997, and (c) cash flows for the six-month periods ended June 30, 1997 and June 30, 1996. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1996 and its quarterly report on Form 10-QSB for the three months ended March 31, 1997.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of those to be expected for the entire year.

Certain balances in the June 30, 1996 financial statements as amended have been reclassified to conform with the current period presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.

During the second quarter of 1997 the Company launched a multi-level marketing
(MLM) channel to market its telecommunication services. Marketing services revenues from the MLM channel include revenues recognized from independent representatives for training, promotional and presentation materials.


Note 2 - Supplemental Cash Flow Information

In February 1996, the Company acquired all of the issued and outstanding stock of I-Link Worldwide, Inc. in exchange for the issuance of an aggregate of 4,000,000 shares of common stock of the Company, of which 1,000,000 shares were held in escrow as of December 31, 1996. In June 1997, the Company became obligated to issue the remaining 1,000,000 shares of common stock (fair value of $8,875,000) from escrow.

In April and June 1996, holders of certain promissory notes issued by the Company converted $10,000 and $180,542, respectively, into 140,000 and 64,372, respectively, shares of Common Stock.

In January 1997, the Company agreed to issue 400,000 shares of common stock to acquire all of the issued and outstanding stock of Family Telecommunications Inc. ("FTI") effective January 1, 1997.

In April 1997, the Company issued warrants to purchase 175,000 shares of common stock in connection with an $821,000 litigation settlement payable.

In June 1997, the Company agreed to issue 1,000 shares of class D preferred stock to acquire all of the issued and outstanding stock of MiBridge, Inc. ("MiBridge") effective June 5, 1997.

In June 1997, the Company issued warrants to purchase 500,000 shares of common stock in connection with a $2,000,000 loan. The value of the warrants was recorded as debt issuance costs.

					  MEDCROSS, INC. AND SUBSIDIARIES
				 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisition of Subsidiaries

Family Telecommunications Incorporated. On January 13, 1997, pursuant to the terms of a Share Exchange Agreement for the acquisition of Family Telecommunications Incorporated by Medcross, Inc. effective as of January 1, 1997 (the "Exchange Agreement"), the Company acquired the outstanding stock of Family Telecommunications Incorporated, a Utah corporation ("FTI"), from the stockholders of FTI, namely Robert W. Edwards, Jr. and Jerald L. Nelson. The consideration for the transaction consists of an aggregate of 400,000 shares of the Company's common stock to be issued by the Company upon approval by the Company's shareholders of an amendment to the Articles of Incorporation authorizing an increase in the number of shares of common stock from 20 million to 50 million. The purchase price was determined upon the negotiated value of the assets and operations of FTI. The acquisition has been accounted for using
the purchase method of accounting in the quarter ended March 31, 1997.   FTI is
an FCC licensed long-distance carrier and provider of telecommunications services.

John W. Edwards, President, a Director and Chief Executive Officer of the Company, and Robert W. Edwards, Jr., the principal shareholder of FTI, are brothers. There was no affiliation or relationship between the Company, its affiliates, officers or directors or associates of such persons and FTI or any if it's officers, directors or stockholders prior to the execution of the Exchange Agreement except as set forth herein.

The acquisition cost of $2,415,000 (representing the fair value of the 400,000 shares to be issued) was allocated to the tangible net liabilities of $135,000 (based on their fair market value) with the excess acquisition cost over fair value of assets acquired of $2,550,000 allocated to intangible assets. The intangible assets are being amortized over periods ranging between three and ten years. The fair value of assets acquired and liabilities assumed in conjunction with this acquisition was as follows:

		  Current assets (including cash of $435,312)       $ 1,740,000
		  Long-term assets                                    3,716,000
		  Current liabilities                                (1,330,000)
		  Long-term liabilities                              (1,711,000)
												    ---------
		  Net purchase price                                $ 2,415,000
												    =========

As part of the common stock acquisition of FTI, the Company assumed current and long-term obligations in the amount of $1,991,000 as of December 31, 1996 to a long-distance provider for FTI's line costs. The note was increased approximately $700,000 for long-distance usage for January 1997. The note bears interest at 7% per annum. The note calls for payments of $50,000 per month beginning May 5, 1997 increasing to $75,000 on April 5, 1998 and $150,000 on October 5, 1998 with the balance of $1,100,000 due on April 5, 1999. Remaining principal payments under this specific note as of June 30, 1997 are as follows:

		  June 30, 1998                                     $   432,000
		  June 30, 1999                                       2,175,000
												    ---------
		  Total                                             $ 2,607,000
												    =========

MiBridge, Inc. On June 5, 1997, the Company entered into a letter of agreement (final agreement signed August 12, 1997) with MiBridge, Inc. a New Jersey corporation ("MiBridge") pursuant to which the Company acquired all of the issued and outstanding stock of MiBridge from the principal shareholder. The consideration ($8,250,000) for the transaction consisted of: (1) an aggregate of 1,000 shares of preferred stock

					  MEDCROSS, INC. AND SUBSIDIARIES
				 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisition of Subsidiaries, continued

to be issued, which preferred stock is convertible into such a number of common shares as shall equal the sum of $6,250,000 divided by $9.25 which price was the closing bid price of the Company's common stock on June 5, 1997 and (2) a note payable in the amount of $2,000,000 payable in cash in quarterly installments over two years. The acquisition has been accounted for using the purchase method of accounting in the quarter ended June 30, 1997. MiBridge is the owner of patent-pending audio-conferencing technology and is a leader in creating speech-encoding and compression algorithms designed to produce superior audio quality and lower delay over low-band networks.

The acquisition cost of $8,250,000 (representing the fair value of the common stock into which the 1,000 shares of preferred stock (to be issued) can be converted and the $2,000,000 note payable) was allocated to tangible net assets of $501,000 (based on their fair market value) with the balance of $7,749,000 allocated to acquired technology ($1,131,000), acquired in-process research and development ($3,920,000), employment contracts for the assembled workforce ($702,000) and excess acquisition cost over fair value of net assets acquired ($1,996,000). These assets are being amortized over three years, with the exception of the excess acquisition cost over fair value of net assets acquired which is being amortized over five years. The fair value of the assets and in-process research and development acquired and liabilities assumed in conjunction with this acquisition was as follows:

	  Current assets (including cash of $217,819)    $   574,000
	  Current liabilities                             (  142,000)
	  Tangible long-term assets                           69,000
	  Intangible long-term assets                      3,829,000
	  In-process research and development              3,920,000
											 ---------
	  Net purchase price                             $ 8,250,000
											 =========

Pro forma financial information. As discussed in Note 3, the Company acquired FTI and MiBridge during the six months ended June 30, 1997. Each acquisition was accounted for using the purchase method of accounting. The consolidated financial statements include the operating results of each subsidiary from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, FTI and MiBridge as if the acquisitions had occurred at March 20, 1996 (date of inception of FTI) and March 18, 1996 (date of inception of MiBridge), with pro forma adjustments to give effect to amortization of intangible assets and acquired in-process research and development costs.


										  Three months ended
									June 30, 1997     June 30, 1996
									-------------     -------------
Revenue                                      $  3,869,000      $  1,595,000

Net loss                                     $( 5,194,000)     $( 6,043,000)

Loss per share                               $(      0.52)     $(      1.34)


										   Six months ended
									June 30, 1997     June 30, 1996
									-------------     -------------
Revenue                                      $  6,812,000      $  2,204,000

Net loss                                     $( 9,353,000)     $( 8,751,000)

Loss per share                               $(      0.93)     $(      2.35)

					  MEDCROSS, INC. AND SUBSIDIARIES
				 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisition of Subsidiaries, continued

Intangibles. The Company regularly evaluates whether events or circumstances have occurred that indicate the intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company uses an estimate of the related undiscounted future cash flows compared to the carrying value of intangibles to determine if an impairment exists. Adjustments are made if the sum of the expected future net cash flows is less than carrying value. No such adjustments were necessary in the periods being reported on.


Note 4 - Long-Term Debt

On June 6, 1997, the Company entered into a term loan agreement ("Loan Agreement") and promissory note ("Note") with Winter Harbor , LLC ("Winter Harbor") pursuant to which Winter Harbor agreed to loan to the Company the principal sum of $2,000,000 ("the Loan") for capital expenditures and working capital purposes. As further consideration for Winter Harbor's commitment to make the Loan, the Company granted to Winter Harbor a warrant ("Loan Warrant") to purchase up to five hundred thousand (500,000) shares of common stock of the Company (the "Common Stock") at a purchase price of $4.97 per share, subject to adjustment, pursuant to the terms of a Warrant Agreement between the parties. The Loan Warrant expires on March 11, 2002, and contains demand and piggyback registration rights and customary anti-dilution terms. The maturity date of the note is October 15, 1998.

The fair market value of the warrants issued in connection with the Loan has been reflected as debt issuance costs of $3,815,000, which amount will be amortized over the life of the Loan. The loan balance and unamortized debt issuance costs are reflected in the financial statements as follows:

 Long-term portion of note payable to a long-distance provider   $  2,202,194
 Long-term debt - other                                                22,920
 Long-term debt - Winter Harbor                                     2,000,000
 Debt issuance costs                                              ( 3,615,000)
													  ----------
	 Long-term debt, net of debt issuance costs                 $    610,114
													  ==========

On August 18, 1997 the Company amended the existing Note allowing for additional borrowings of up to $3,000,000. The incremental borrowings under this amendment have a maturity date of February 8, 1998. For every $1,000,000 drawn down on this extension, the Company will issue 100,000 warrants at current market price. All other provisions of this extension are the same as the Note discussed above.


Note 5 - Imputed Interest on Convertible Notes

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

					  MEDCROSS, INC. AND SUBSIDIARIES
				 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Commitments

In February 1996, the Company agreed to issue a maximum of 4,000,000 shares of common stock to acquire the common stock of I-Link Worldwide Inc. As of June 30, 1997 the Company has issued 3,000,000 shares. The remaining 1,000,000 shares are to be released upon the first to occur of the following:

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

Revenues for June 1997 were in excess of $1,000,000, and accordingly, the Company will issue the remaining 1,000,000 shares. The value of the common stock to be issued is $8,875,000 (based on the closing market price of the common stock on June 30, 1997) and has been recorded in the financial statements as an intangible asset representing excess cost over fair value of net assets acquired which is being amortized over five years.


Note 7 - Income Taxes

The Company recognized no income tax benefit for the losses generated in 1997 and 1996.


Note 8 - Loss Per Common Share After Preferred Dividends

Loss per common share is calculated as the net loss for the respective period plus cumulative preferred stock dividends not paid in the current period of $288,776 and $21,168 for the three months ended June 30, 1997 and 1996 respectively, and $577,923 and $53,322 for the six months ended June 30, 1997 and June 30, 1996, respectively, divided by the weighted average number of common shares outstanding. Options, warrants and convertible preferred stock are excluded from the calculation when their effect would be antidilutive.


Note 9 - Options and Warrants

During the first six months of 1997, the Company granted options to purchase 3,545,000 shares of common stock to employees and consultants of the Company at a price (ranging from $5.75 to $9.875) equal to the common stock price on the day of grant. During the six months ended June 30, 1997, 20,000 options were exercised to purchase common stock.

Included in the above grants, were 705,000 options granted to non-employees. The fair market value of the options was recorded as deferred compensation for stock options in the amount of $4,400,000. The deferred compensation is being amortized over the vesting period of the options (primarily three years).

					  MEDCROSS, INC. AND SUBSIDIARIES
				 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Changes in Stockholders' Equity

During the six months ended June 30, 1997 changes in stockholders' equity were as follows:

    Common stock increased by $140 related to the exercise of an option to purchase 20,000 shares of common stock (see note 9).

    Additional paid-in capital increased due to the following:

    * $303,251 which was associated with the balance of amortization of interest expenses associated with issuance of convertible notes at a discount in 1996.
    * $821,000 which was associated with issuance of warrants in connection with a litigation settlement payable.
    * $22,360 related to the exercise of an option to purchase 20,000 shares of common stock (see note 9).
    * $3,815,000 related to issuance of 500,000 warrants in connection with a debt financing arrangement (see Note 4).
    * $4,400,000 related to the issuance of options to non-employees (see note 9).

    Common stock to be issued increased due to the following:

    * $2,414,583 in relation to the acquisition of FTI. The amount has been recorded as common stock to be issued as the Company does not presently have authorized shares to issue to FTI (see note 3).
    * $8,875,000 related to 1,000,000 shares of common stock to be issued in connection with the acquisition of I-Link Worldwide (see Note 6).

	Preferred stock to be issued increased by $6,250,000 as a result of the Company's acquisition of MiBridge, Inc (see Note 3).

	Deferred compensation increased by $4,200,000 (net of $200,000 amortized during the period ended June 30, 1997) related to the issuance of stock options to non-employees (see note 9).

	Accumulated deficit increased by $12,807,760 which is the net loss for the first six months of 1997.

Item 2- MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the year ended December 31, 1996.

	Forward Looking Information

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "believe", "estimate", "expect", and "intended" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

Operations

Prior to 1997 the Company's primary source of revenue was related to health care services. The primary expenses of the Company prior to 1997 were related to delivery of health care services and the development of a proprietary data communications network. With the Company's acquisition of FTI (effective January 1, 1997), a regional long-distance telecommunications carrier with nation-wide delivery of telecommunications services over traditional switched telecommunications networks, the Company launched its marketing efforts and began to obtain customers for these long distance telecommunications services. The Company expanded its existing customer base through these marketing activities and plans further expansion through the strategic acquisition of existing customer bases. The Company believes that the multi-level marketing channel is an excellent vehicle through which to acquire new customers. There are numerous revenue sources derived from the sales through a multi-level marketing channel. These revenues include the sale of long distance service, sales marketing materials and business opportunity. The multi-level marketing channel did not begin selling services and materials until June of 1997. Therefore, significant revenues from this channel were not realized during the second quarter. In addition, it should be noted that significant long distance usage over the Company's network is not expected until the third quarter of 1997.

On June 5, 1997 the Company signed a letter of intent (final agreement signed August 12, 1997) to acquire MiBridge, Inc., a leading provider of telephone and conferencing software and hardware. This acquisition facilitates the Company's ability to further expand its product offerings as well as receive royalty revenue from existing MiBridge customers.


Financial Condition

	Working Capital

The working capital position of the Company was a deficit of $3,212,297 at June 30, 1997 and $1,579,501 at December 31, 1996. Cash on hand at June 30, 1997 was $1,341,391 as compared to $4,500,227 as of December 31, 1996. The decrease in cash on hand was primarily attributable to cash flow used by operating activities during the six months ended June 30, 1997. Cash flow used by operating activities was $5,089,982 in the first six months of 1997 as compared to cash flow used by operating activities of $866,315 for the same period in 1996.

Investing Activities

Effective January 1,1997, the Company entered into an agreement to acquire all of the outstanding shares of Family Telecommunications, Inc. (FTI) in exchange for 400,000 shares of the Company's common stock. FTI is an FCC licensed long-distance carrier and provider of telecommunication services and as such provides the Company with an existing customer base and related revenues.

On June 5, 1997 the Company entered into a letter of intent (the "MLOI") with MiBridge, Inc., a New Jersey corporation ("MiBridge") and Mr. Dror Nahumi, the principal shareholder of MiBridge, pursuant to which the Company will enter into negotiations with MiBridge to acquire all of the issued and outstanding stock of MiBridge (the "Acquisition"). MiBridge is the owner of patent-pending audio-conferencing technology and is a leader in creating speech-encoding and compression algorithms designed to produce superior audio quality and lower delay over low-band networks. The MLOI contemplates that the Company will pay the stockholder of MiBridge (the "Selling Stockholder") consideration consisting of (i.) an aggregate $2,000,000 in cash, payable in quarterly installments over two years, and (ii.) an aggregate 1,000 shares of a series of the Company's convertible preferred stock to be created (the "Series D Preferred Stock").
The 1,000 shares of Series D Preferred Stock will be convertible at the option of the selling shareholder at anyh time during the nine months following the closing of the Acquisition, into such number of shares of Common Stock as shall equal the sum of $6,250,000 divided by $9.25 (the "Conversion Price"), which price was the closing bid price of the Company's Common Stock on June 4, 1997. On the nine-month anniversary of the closing of the Acquisition, any unconverted Series D Preferred Stock shall automatically convert to Common Stock. In either case, the Series D Preferred Stock shall be converted at the lower of the Conversion Price or the average closing bid price for the five trading days immediately preceding the date the Company receives notice of conversion or the automatic conversion date, as the case may be. The Series D Preferred
Stock shall be entitled to participate in any dividends which may be declared for Common Stock on an as-converted basis. The Selling Stockholder shall receive piggy-back registration rights whereby it may participate in any registration of securities the Company may undertake after the first anniversary of the closing of the Acquisition (excluding registrations of employee benefit plan securities). Conversion of the Series D Preferred Stock will be subject to approval by the Company's shareholders of an increase in the number of shares of authorized capital stock at the Company's next annual shareholders meeting.

The Company intends to enter into an employment contract with Mr. Nahumi providing terms, conditions and benefits similar to those provided in employment contracts with existing members of the Company's senior management, including standard confidentiality, non-competition and assignment of invention provisions. Mr. Nahumi will devote his full time to managing the operations of MiBridge under the direction of the Company.

Investing activities during the first six months of 1997 provided net cash of $165,579. The primary source of cash flow was cash acquired in the amount of $435,312 and $217,819 included in the acquisition of FTI and MiBridge, respectively. The Company expended $487,552 for acquisition of property and equipment during the first six months of 1997.

	Financing Activities

In the first six months of 1997, the Company reduced its notes payable, long-term debt and capital lease obligations by $256,932. These reductions include payments in the amount of $60,378 on indebtedness acquired in the acquisition of FTI. The inclusion of FTI in 1997 increased notes payable by $693,333, and notes payable to others of $104,575.

On June 6, 1997, the Company entered into a term loan agreement ("Loan Agreement") and promissory note ("Note") with Winter Harbor , LLC ("Winter Harbor") pursuant to which Winter Harbor agreed to loan to the Company the principal sum of $2,000,000 ("the Loan") for capital expenditures and working capital purposes. As further consideration for Winter Harbor's commitment to make the Loan, the Company granted to Winter Harbor a warrant ("Loan Warrant") to purchase up to five hundred thousand (500,000) shares of common stock of the Company (the "Common Stock") at a purchase price of $4.97 per share, subject to adjustment, pursuant to the terms of a Warrant Agreement between the parties. The Loan Warrant expires on March 11, 2002, and contains demand and piggyback registration rights and customary anti-dilution terms. The maturity date of the Note is October 15, 1998.

Also on June 6, 1997 the Company executed a letter of intent ("LOI") with Winter Harbor relating to an equity investment in the Company. The LOI contemplates that Winter Harbor will invest $12,100,000 in a series of the Company's convertible preferred stock to be created (the "Series M Preferred Stock"). Winter Harbor will purchase such number of shares of Series M Preferred Stock as are convertible into 4,400,000 shares of Common Stock for an aggregate cash consideration of $12,100,000 (equivalent to $2.75 per share of common Stock, subject to adjustment). As additional consideration for its equity financing commitments, Winter Harbor will be issued additional warrants by the Company to acquire (a) 2,500,000 shares of Common Stock at an exercise price of $2.75 per share (the "Series A Warrants"), (b) 2,500,000 shares of Common Stock at an exercise price of $4.00 per share (the "Series B Warrants") and (c) 5,000,000 share of Common Stock at an exercise price of $9.31 (the "Series C Warrants"). The respective exercise prices for the Series A Warrants, the Series B Warrants and the Series C Warrants (collectively, the "Investment Warrants"), shall be subject to adjustment. The Series A Warrants will be exercisable at any time for thirty months from the date of issuance, and the Series B Warrants and Series C Warrants will be exercisable at any time for sixty months from the date of issuance. All of the Investment Warrants ( i ) will have demand registration rights and anti-dilution rights and (ii) will contain cashless exercise provisions.

The Series M Preferred Stock will be entitled to receive cumulative dividends in the amount of 10% per annum before any other class of preferred or common stock receives any dividends. Thereafter, the Series M Preferred Stock will participate with the common stock in the issuance of any dividends on a per share basis. The Series M Preferred Stock will be senior to all other series of the Company's preferred stock or Common Stock as to liquidation rights, which rights shall be deemed to include accrued or unpaid dividends relating to the Series M Preferred Stock. The Series M Preferred Stock shall be convertible at any time prior to the fifth anniversary of its issuance, at the sole option of Winter Harbor, into shares of Common Stock on a one-to-one basis; provided, however, that the Series M Preferred Stock shall be automatically converted to Common Stock on the fifth anniversary of its issuance at no cost to Winter Harbor. The conversion price ("Class M Conversion Price") shall be equal to the lesser of $2.75 per share or 50% of the average closing bid price of the Common Stock for the ten trading days immediately preceding the fifth anniversary of issuance. The basis for discretionary conversion, or the conversion price for automatic conversion, shall be adjusted upon the occurrence of certain events, including without limitation, issuance of stock dividends, recapitalization of the Company, or the issuance of stock by the Company at less than the fair market value thereof.

On August 18, 1997 the Company amended the existing Note, allowing for additional borrowing of up to $3,000,000. The incremental borrowings under this amendment have a maturity date of February 15, 1998. For every $1,000,000 drawn down on this extension, the Company will issue 100,000 warrants at current market price. All other provisions of this extension are the same as the Note discussed above.

The Company will require the additional equity financing ($12,100,000) proposed by Winter Harbor (see above), or financing from other sources of equity, third-party debt or similar financing, in order to successfully operate the business as planned. The completion of this equity investment is subject to the approval of an authorization of additional common shares by the shareholders of the Company. This authorization is to be voted upon by the shareholders of the Company at the next shareholder meeting currently scheduled for September 1997. The ability of the Company to meet the demands for growth and expansion will be dependent upon the success the Company achieves in meeting its forecasted sales objectives and anticipated expenses. The availability of capital remains a significant element to the Company's success . There can be no assurance that such financing will be completed or that the Company will not be required to issue significant debt or equity securities in order to obtain the necessary funding.


Results of Operations

	Comparison of Second Quarter 1997 to Second Quarter 1996

	Telecommunications Service Revenue

Telecommunications service revenue in the second quarter of 1997 was $2,266,492. There was no such revenue in the second quarter of 1996 as this service began with the acquisition of FTI in January 1997.

	Health Care Service Revenue

Health care service revenue was $582,298 in the second quarter of 1997 as compared to $582,490 in the same quarter of 1996. Although the revenue was comparable, the number of procedures decreased in 1997 while the revenue per procedure increased. The decrease in procedures and increase in revenue per procedure was expected as one of the Company's diagnostic imaging facilities now pursues the retail segment of the MRI market rather than providing services to hospitals through contracts as in 1996.

	Marketing Services Revenue

Marketing services revenue, which includes revenues recognized from independent representatives for training, promotional and presentation materials, and ongoing administrative support was $720,490 in the second quarter of 1997 as compared to $0 in the same quarter of 1996. This channel of distribution of telecommunication services was begun late in the second quarter of 1997 and thus had no comparable revenue in 1996.

	Other Revenue

Other revenue decreased $55,338 in the second quarter of 1997 to $0 as compared to $55,338 in the same quarter of 1996. The decrease is primarily due to internet service provider revenues in 1996 that did not recur in 1997.

    Telecommunications Network Expenses

Telecommunications expenses increased $3,950,406 in the second quarter of 1997 to $4,174,708 as compared to $224,302 for the same quarter of 1996. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication service revenue which began in 1997 with the acquisition of FTI.

Marketing Services Expenses

Marketing services expense was $640,739 in the second quarter of 1997 as compared to $0 for the same quarter of 1996. The expenses directly relate to the Company's marketing service revenue which began late in the second quarter of 1997. Marketing service expenses include commissions and the costs of providing training, promotional and presentation materials and ongoing administrative support.

    Selling, General and Administrative

Selling, general and administrative expense increased $1,411,109 to $2,446,791 in the second quarter of 1997 as compared to $1,035,682 in the second quarter of 1996. The increase was primarily due to increased administrative expense associated with the launch of the multi-level marketing channel and general increase in overhead and personnel expenses associated with growing the Company's telecommunication business.

	Provision for Doubtful Accounts

Provision for doubtful accounts increased $318,654 to $368,273 in the second quarter of 1997 as compared to $49,619 in the same quarter of 1996. This increase is primarily related to the Company's growth in telecommunication service revenue.

	Depreciation and Amortization

Depreciation and amortization increased $492,035 to $687,853 in the second quarter of 1997 as compared to $195,818 in the second quarter of 1996. The increase is primarily due to increased amortization of intangible assets acquired in the acquisitions of FTI and MiBridge in 1997. Depreciation expense also increased due to the acquisition of telecommunication equipment in late 1996 and 1997.

	Acquired In-Process Research and Development

Acquired in-process research and development of $3,920,000 in the second quarter of 1997 was related to in-process research and development costs acquired in the acquisition of MiBridge in June 1997. No such costs were incurred in the second quarter of 1996.

	Research and Development

Research and development was $235,055 in the second quarter of 1997 as compared to $0 in 1996. The increase is associated with the Company's continuing telecommunication network research and development efforts.

	Interest Expense

Interest expense decreased $1,009 to $74,118 in the second quarter of 1997 as compared to $75,127 in the same quarter of 1996. The decrease is primarily due to a decrease in the average balance of loans outstanding during the second quarter of 1997 as compared to the same quarter of 1996.

	Interest and Other Income (Expense)

Interest and other income (expense) increased $59,964 to $57,199 in the second quarter of 1997 as compared to $(2,765) in the second quarter of 1996. The increase was primarily due to an increase in interest income in 1997 due to an increase in the average balance of cash on hand as a result of proceeds from the Company's sale of Class C Preferred Stock in the Third quarter of 1996.

	Minority Interest in Net Loss of Consolidated Subsidiaries

Minority interest in net loss of consolidated subsidiaries increased $18,033 to $20,039 in the second quarter of 1997 as compared to $2,006 in the same quarter of 1996. The increase is related to increased losses in the Company's subsidiary as it transitioned from contracts with hospitals to the retail segment of the MRI market.


	Comparison of Six Months Ending June 1997 to Six Months Ending June 1996


	Telecommunications Service Revenue

Telecommunications service revenue for the six months ending June 30, 1997 was $4,414,825. There was no such revenue for the same period ending June 30, 1996 as this service began with the acquisition of FTI in January 1997.

	Health Care Service Revenue

Health care service revenue increased $4,885 in the six months ending June 30, 1997 to $1,179,555 as compared to $1,174,670 in the same period ending June 30, 1996. Although the revenue was comparable, the number of procedures decreased in 1997 while the revenue per procedure increased. The decrease in procedures and increase in revenue per procedure was expected as one of the Company's diagnostic imagining facilities now pursues the retail segment of the MRI market rather than providing services to hospitals through contracts as in 1996.

	Marketing Services Revenue

Marketing services revenue was $720,490 in the six months ending June 30, 1997 as compared to $0 in the same period ending June 30, 1996. This channel of distribution of telecommunication services was begun late in the second quarter of 1997 and thus had no comparable revenue in 1996.

    Other Revenue

Other revenue decreased $72,364 in the six months ending June 30, 1997 to $0 as compared to $72,364 in the same period ending June 30, 1996. The decrease is primarily due to internet service provider revenues in 1996 that did not recur in 1997.

	Telecommunications Network Expenses

Telecommunications expenses increased $6,743,255 in the six months ending June 30, 1997 to $7,065,790 as compared to $322,535 for the same period ending June 30, 1996. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication service revenue which began in 1997 with the acquisition of FTI.


    Marketing Services Expenses

Marketing services expense was $640,739 in the first six months of 1997 as compared to $0 for the same period of 1996. The expenses directly relate to the company's marketing service revenue which began late in the second quarter of 1997. Marketing service expenses include commissions and the costs of providing training, promotional and presentation materials and ongoing administrative support.

    Selling, General and Administrative

Selling, general and administrative expense increased $3,063,650 to $5,093,935 in the six months ending June 30, 1997 as compared to $2,030,285 in the same period ending June 30, 1996. The increase was primarily due to increased administrative expense associated with the launch of the multi-level marketing channel and general increase in overhead and personnel expenses associated with growing the Company's telecommunication business.

	Provision for Doubtful Accounts

Provision for doubtful accounts increased $412,635 to $503,498 in the six months ending June 30, 1997 as compared to $90,863 in the same period ending June 30, 1996. This increase is primarily related to the Company's growth in telecommunication service revenue.

	Depreciation and Amortization

Depreciation and amortization increased $564,157 to $1,089,348 in the six months ending June 30, 1997 as compared to $525,191 in the same period ending June 30, 1996. The increase is primarily due to increased amortization of intangible assets acquired in the acquisitions of FTI and MiBridge in 1997. Depreciation expense also increased due to the acquisition of telecommunication equipment in late 1996 and 1997.

	Provision for Asset Valuation

The provision for asset valuation occurred in the first quarter of 1997 (none in 1996) and includes a valuation allowance for inventory of $55,341 and a write off of tenant improvements abandoned when I-Link moved corporate headquarters in January 1997 in the amount of $158,603.

	Acquired In-Process Research and Development

Acquired in-process research and development of $3,920,000 in the six months ending June 30, 1997 was related to in-process research and development costs acquired in the acquisition of MiBridge in June 1997. Acquired in-process research and development in the six months ending June 30, 1996 was $4,777,943 which was related to the acquisition of I-Link in February 1996.

	Research and Development

Research and development was $346,143 in the six months ending June 30, 1997 as compared to $0 in the same period ending June 30, 1996. The increase is associated with the Company's continuing telecommunication network research and development efforts.

	Interest Expense

Interest expense decreased $647,291 to $420,475 in the six months ending June 30, 1997 as compared to $1,067,766 in the same period ending June 30, 1996. The decrease is primarily due to a decrease in imputed interest expense (non-cash) of $625,000 to $320,000 in the six months ending June 30, 1997 as compared to $945,000 in the same period of 1996. The imputed interest was related to certain convertible promissory notes issued in 1996.

	Interest and Other Income

Interest and other income increased $129,352 to $142,114 in the six months ending June 30, 1997 as compared to $12,762 in the same period ending June 30, 1996. The increase was primarily due to an increase in interest income in the first six months of 1997 as compared to the same period in 1996 due to an increased average balance of cash on hand primarily as a result of proceeds from the Company's sale of Class C Preferred Stock in the third quarter of 1996.

Minority Interest in Net Loss of Consolidated Subsidiaries

Minority interest in net loss of consolidated subsidiaries increased $29,065 to $29,128 in the six months ending June 30, 1997 as compared to $63 in the same period ending June 30, 1996. The increase is related to increased losses in the Company's subsidiary as it transitions from contracts with hospitals to the retail segment of the market.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6(a) - Exhibits

 None.

Item 6(b) - Reports on Form 8-K

A report on Form 8-K dated June 5, 1997 was filed by the Company regarding the acquisition of the securities of MiBridge, Inc., and a term loan agreement and potential equity investment by Winter Harbor.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




							MEDCROSS, INC.
							 (Registrant)




Date: August 19, 1997         By:  /s/ John W. Edwards
							John W. Edwards
							President, Chief Executive Officer

						By:  /s/ Karl S. Ryser, Jr.
							Karl S. Ryser, Jr.
							Chief Financial Officer, Treasurer