Form 10KSB/A
period 1996-12-31
MEDCROSS INC
filed 1997-09-03
CIK 849145

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

     The Communication Engine(TM) represents I-Link's patent pending technology. This technology provides the method which enables a conventional telephone or fax machine to communicate with another conventional telephone or fax machine via I-Link's proprietary Intranet (a data communication network similar to the Internet), that utilizes the TCP/IP communications protocol. TCP/IP is the communications protocol that allows a computer to access and communicate over data communication networks such as the I-Link Intranet as well as the Internet. Communication Engines are located at I-Link local sites which cover strategic local dialing areas and provide the service infrastructure. Thus, cost for the transmission is the user's cost of a local call plus access to the I-Link Intranet, similar to current computer access to the Internet.

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

     The Methodology. I-Link's Products are founded on patent pending technology that allows conventional telephones and fax machines to communicate via TCP/IP driven networks. This means that devices such as telephones or fax machines can be used as they currently are used, but users will no longer need to access communications lines that charge distance-based rates. A subscriber can call or transmit faxes via the I-Link Intranet outside local dialing areas for the cost of a local call. This technology is housed in an I-Link Communication Engine at an I-Link local site. In addition to connecting devices, the engine provides self-diagnostic software designed to prevent service failure. And, it stores data and statistics on account information and system usage, allowing I-Link to immediately monitor capacity and enhance functionality.

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

Distribution Plan

     I-Link will target the following distribution methods: (i) multi-level marketing and sales program; (ii) direct sales utilizing independent sales agents; (iii) selling through independent telephone company, or "Telco", resellers; (iv) acquisition of smaller carriers with established customer bases;
(v) selling through Internet service providers ("ISPs"); (vi) selling through cable/broadcasting companies; (vii) selling through direct sales organizations; (viii) direct sales to top national accounts and vertical market resellers ("VMRs"); (ix) established channels of distribution in the retail computer/technology markets; (x) leveraging OEM channels; and (xi) telemarketing/telesales.

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

     Retail Distribution Channels. Suppliers of telecommunications equipment, such as office equipment stores, computer dealers, and office supply superstores represent a direct interface to many targeted I-Link customers. For example, over 20% of fax machines are purchased from office equipment dealers or supply superstores. This represents a significant, well-established channel for I-Link. I-Link can also create a fax driver that allows a customer to both subscribe to I-Link's service and interface with existing fax software. This gives I-Link a "fax service in a box" capability and a shelf presence.

     OEM Channels. Market building with OEMs (original equipment manufacturers) also represents significant opportunity to I-Link. Sales incentives will motivate OEMs to provide a highly targeted marketing channel for I-Link campaigns.

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

Therapeutic Services

     In the late 1980s, the Company was one of the industry leaders, providing mobile kidney lithotripsy service throughout the southeastern United States. Kidney lithotripsy is a non-invasive technique using shock waves to disintegrate kidney stones. Other forms of kidney stone treatment include surgical removal, drug treatment, endoscopic treatment, laser lithotripsy and percutaneous treatment. The advantage of lithotripsy over surgery is that it can be performed on an outpatient basis in about one hour at less than the cost of the typical surgical procedure. In addition, lithotripsy has fewer complications or side effects, less pain, and a substantially shorter recovery period.

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


Item 2.  Description of Property.

     In September 1996, I-Link entered into a lease for 14,000 square feet of space in Draper, Utah for use as the Company's executive offices, pursuant to a commercial lease dated September 11, 1996. The term of the lease is seven years commencing November 5, 1996, subject to the right to extend for an additional five years. The initial base rent is approximately $11,650 per month. I-Link has delivered $215,000 in certificates of deposit to the landlord as a security deposit under the lease. I-Link also leases several other spaces to house its Communication Engines throughout the United States. Such spaces vary in size and are rented on a month-to-month basis.

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

Current Position/Future Requirements

      During 1997, the Company plans to utilize available cash to fund the development and marketing of I-Link products and services. The Company anticipates that cash requirements in these areas will be at increasingly higher levels than those experienced in 1996 in preparation for initial market penetration and deployment of I-Link products. To a large extent, the Company's ability to develop and market I-Link products and the timing thereof is dependent on the working capital and financing alternatives available to the Company. In order to successfully market the I-Link products and to generate revenue sources sufficient to meet its on-going cash requirements the Company acquired (a stock for stock acquisition) Family Telecommunications Incorporated
(FTI) effective January 1, 1997. FTI is a long distance telecommunications carrier that provides long distance service to most states of the United States. FTI had an established customer base. While FTI operations do not initially provide sufficient cash flow to meet the operating needs of the Company, it is anticipated that FTI operations coupled with the products of I-Link will generate sufficient cash to meet the needs of day to day operation in the latter part of 1997. Approximately 89% of FTI revenues for 1996 consisted of sales to one marketing group. The agreement between FTI and the marketing group was modified effective January 1, 1997 and terminates on December 31, 1999 with additional one-year terms unless either party gives the other party written notice of its intent not to renew. The terms of the agreement call for variable pricing based on volume, while the marketing group retains risks associated with collection from the consumer. Though the agreement with the marketing group is a significant portion of FTI's 1996 revenues, this agreement is expected to be of decreasing significance to the consolidated operations of the Company in the future. The Company may obtain working capital from sources other than operating activities including business partners, public or private financings.

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


                                          MEDCROSS, INC.
                                          (Registrant)



  Dated: August 29, 1997                   By: /s/ John W. Edwards
         ------------------                  ---------------------------------
                                              John W. Edwards, Chairman of the
                                              Board, President and
                                              Chief Executive Officer


            In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                       Title                                  Date
  ---------                       -----                                  ----


   /s/ John W. Edwards        Chairman of the Board,              August 29, 1997
  ------------------------    President, Chief Executive
  John W. Edwards             Officer and Director

  /s/ Karl S. Ryser, Jr.      Treasurer and Chief Financial       August 29, 1997
  ------------------------    Officer
  Karl S. Ryser, Jr.

  /s/ David E. Hardy          Secretary                           August 29, 1997
  ------------------------
  David E. Hardy

  /s/ Henry Y.L. Toh          Director                            August 29, 1997
  ------------------------
  Henry Y.L. Toh

                              Director
  ------------------------
  Clay Wilkes

  /s/ R. Huston Babcock       Director                            August 28, 1997
  ------------------------
  R. Huston Babcock

  /s/ Joseph A. Cohen         Director                            August 27, 1997
  ------------------------
  Joseph A. Cohen




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

In the event the remaining 1,000,000 shares of common stock are released from escrow upon the occurrence of one of the above criteria, the shares will be valued at the then market value of the Company's common stock. As the issuance of the contingent shares relates to the recognition of revenue relating to the acquired technology, the value of the shares would be recorded as an increase to the intangible assets of the Company, subject to applicable valuation criteria.

The following pro forma summary presents the consolidated results of operations for the Company for 1996 and 1995, as if the acquisition of I-Link had occurred at the beginning of 1995. This pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of 1995.

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