Form 10QSB/A
period 1997-03-31
MEDCROSS INC
filed 1997-09-04
CIK 849145

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

Note 10 - Changes in Stockholders' Equity

During the quarter ended March 31, 1997 changes in stockholders equity were as follows:

   Additional paid in capital increased $303,251, which was associated with the balance of amortization of interest expense associated with the issuance of convertible notes at a discount in 1996.

   Common stock to be issued in the amount of $2,414,583 was recorded in relation to the acquisition of FTI. The amount is recorded as common stock to be issued as the Company does not presently have sufficient authorized shares to issue to FTI.

   Accumulated deficit increased by $3,906,741 which was the net loss for the quarter ended March 31, 1997.

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


                                                MEDCROSS, INC.
                                                 (Registrant)




Date: September 4, 1997               By:  /s/ John W. Edwards
                                           John W. Edwards
                                           President, Chief Executive Officer


                                      By:  /s/ Karl S. Ryser, Jr.
                                           Karl S. Ryser, Jr.
                                           Chief Financial Officer, Treasurer