Form 10QSB/A
period 1997-06-30
MEDCROSS INC
filed 1997-09-04
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB/A#1


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

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

                        MEDCROSS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                 June 30,
                                                                   1997
                                                              -------------
        ASSETS
Current assets:
Cash and cash equivalents                                     $  1,176,386
Accounts receivable, less allowance of $1,069,389                3,936,492
Certificate of deposit - restricted                                198,640
Inventory, less allowance of $260,033                              763,263
Other current assets                                               199,074
                                                                ----------
Total current assets                                             6,273,855
                                                                ----------
Property and equipment:
Property and equipment                                           7,360,958
Less accumulated depreciation                                  ( 3,198,000)
                                                                ----------
Net property and equipment                                       4,162,958
                                                                ----------
Other assets:
Intangible assets, net of amortization of $467,384              11,600,414
Certificate of deposit - restricted                              1,742,711
Other assets                                                       124,065
                                                                ----------
Total other assets                                              13,467,190
                                                                ----------
Total assets                                                  $ 23,904,003
                                                                ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                         $  7,163,076
Notes payable - related party                                       88,000
Notes payable - other                                              957,000
Current portion of long-term debt - related party                   43,554
Current portion of long-term debt - other                          408,429
Current obligations under capital lease                            187,047
                                                                ----------
Total current liabilities                                        8,847,106

Long-term debt, net of debt issuance costs of $3,615,000           610,114
Obligations under capital leases                                   147,274
Minority interest in consolidated subsidiaries                     299,198
                                                                ----------
Total liabilities                                                9,903,692
                                                                ----------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $10 par value, 247,500 shares outstanding       2,475,000
Common stock, $.007 par value, authorized 20,000,000 shares
  issued and outstanding 10,627,597 shares                          74,393
Additional paid-in capital                                      40,236,521
Deferred compensation from stock options                       ( 4,200,000)
Common stock to be issued                                       11,289,583
Accumulated deficit                                            (35,875,186)
                                                                ----------
Total stockholders' equity                                      14,000,311
                                                                ----------
Total liabilities and stockholders' equity                    $ 23,904,003
                                                                ==========

The accompanying notes are an integral part of these consolidated = financial statements

                      MEDCROSS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                          June 30,
                                                                  1997             1996             1997             1996
                                                              -------------    -------------    -------------    -------------
Revenues:
Telecommunications service revenue                            $  2,266,492     $          -     $  4,414,825     $          -
Health care service revenue                                        582,298          582,490        1,179,555        1,174,670
Marketing services revenue                                         720,490                -          720,490                -
Other revenue                                                            -           55,338                -           72,364
                                                                ----------       ----------       ----------       ----------
Net operating revenue                                            3,569,280          637,828        6,314,870        1,247,034
                                                                ----------       ----------       ----------       ----------
Operating costs and expenses:
Telecommunications network expense                               4,174,708          224,302        7,065,790          322,535
Marketing services costs                                           640,739                -          640,739                -
Selling, general and administrative                              2,378,890        1,035,682        5,026,034        2,030,285
Provision for doubtful accounts                                    368,273           49,619          503,498           90,863
Depreciation and amortization                                      618,443          195,818        1,019,938          525,191
Provision for asset valuation                                            -                -          213,944                -
Acquired in-process research
  and development                                                        -                -                -        4,777,943
Research and development                                           234,246                -          345,334                -
                                                                ----------       ----------       ----------       ----------
Total operating costs and expenses                               8,415,299        1,505,421       14,815,277        7,746,817
                                                                ----------       ----------       ----------       ----------
Operating loss                                                 ( 4,846,019)     (   867,593)     ( 8,500,407)     ( 6,499,783)
                                                                ----------       ----------       ----------       ----------
Other income (expense):
Interest expense                                               (    74,118)     (    75,127)     (   420,475)     ( 1,067,766)
Interest and other income (expense)                                 57,199      (     2,765)         142,114           12,762
                                                                ----------       ----------       ----------       ----------
Total other expense                                            (    16,919)     (    77,892)     (   278,361)     ( 1,055,004)
                                                                ----------       ----------       ----------       ----------
Loss before minority interest in net loss
  of consolidated subsidiaries                                 ( 4,862,938)     (   945,485)     ( 8,778,768)     ( 7,554,787)

Minority interest in net loss  of
  consolidated  subsidiaries                                        20,039            2,006           29,128               63
                                                                ----------       ----------       ----------       ----------
Net loss                                                      $( 4,842,899)    $(   943,479)    $( 8,749,640)    $( 7,554,724)
                                                                ==========       ==========       ==========       ==========
Loss per common share after
  Preferred dividends                                         $(      0.48)    $(      0.21)    $(      0.88)    $(      2.03)
                                                                ==========       ==========       ==========       ==========

Weighted average common shares outstanding                      10,627,597        4,535,539       10,617,597        3,753,470
                                                                ==========       ==========       ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       MEDCROSS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                  1997             1996
                                                              -------------    -------------
Cash flows from operating activities:
Net loss                                                      $( 8,749,640)    $( 7,554,724)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization                                1,019,938          525,191
    Provision for doubtful accounts                                503,498           90,863
    Imputed interest on convertible notes                          320,000          945,000
    Acquired in-process research and development                         -        4,777,943
    Provision for asset valuation                                  213,944                -
    Amortization of deferred stock option compensation             200,000                -
    Minority interest in net loss of consolidated subsidiaries (    29,128)     (        63)
    Change in assets and liabilities net of effects from
      purchase of FTI:
        Accounts receivable                                    ( 2,603,976)     (    79,192)
        Inventory                                                      369      (       110)
        Other assets                                                91,815      (   191,395)
        Other current assets                                   (   289,773)           2,673
        Accounts payable and accrued expenses                    4,282,225          617,499
                                                                ----------       ----------
Net cash used by operating activities                          ( 5,040,728)     (   866,315)
                                                                ----------       ----------
Cash flows from investing activities:
Purchase of property and equipment                             (   483,992)     (     3,576)
Proceeds received from maturity of certificate of
  deposit - restricted                                                   -           60,000
Cash received from purchase of FTI                                 435,312                -
                                                                ----------       ----------
Net cash provided by (used in) investing activities            (    48,680)          56,424
                                                                ----------       ----------
Cash flows from financing activities:
Repayment of note payable - related party                                -      (   117,832)
Proceeds from notes payable - other                                      -        1,475,000
Repayment of notes payable - other                             (    50,000)     (   174,575)
Proceeds from long-term debt                                     2,000,000                -
Repayment of long-term debt                                    (   117,501)     (    51,751)
Payment of capital lease obligations                           (    89,431)     (   286,354)
Issuance of common stock                                            22,499          306,065
Minority interest distributions                                          -      (    36,865)
                                                                ----------       ----------
Net cash provided by financing activities                        1,765,567        1,113,688
                                                                ----------       ----------

Increase (decrease) in cash and cash equivalents               ( 3,323,841)         303,797

Cash and cash equivalents at beginning of period                 4,500,227           80,157
                                                                ----------       ----------
Cash and cash equivalents at end of period                    $  1,176,386     $    383,954
                                                                ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        MEDCROSS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

Organization. The interim financial data are unaudited; however, in the opinion of the management of Medcross, Inc. and Subsidiaries (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and six-month periods ended June 30, 1997 and June 30, 1996, (b) the financial position at June 30, 1997, and (c) cash flows for the six-month periods ended June 30, 1997 and June 30, 1996. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1996 and its quarterly report on Form 10-QSB for the three months ended March 31, 1997.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of those to be expected for the entire year.

Reclassification. Certain balances in the June 30, 1996 financial statements as amended have been reclassified to conform to the current period presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.

Marketing services revenue. During the second quarter of 1997 the Company launched a multi-level marketing (MLM) channel to market its telecommunication services. Marketing services revenues from the MLM channel include revenues recognized from independent representatives for training, promotional and presentation materials.

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

                        MEDCROSS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Supplemental Cash Flow Information, continued

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

The acquisition cost of $2,415,000 (representing the fair value of the 400,000 shares to be issued) was allocated to the tangible net liabilities of $135,000 (based on their fair market value) with the excess acquisition cost over fair value of assets acquired of $2,550,000 allocated to intangible assets. The intangible assets are being amortized over periods ranging between three and ten years. The fair values of assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

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
                                            =========

                        MEDCROSS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Acquisition of Subsidiaries, continued

Pro forma financial information. As discussed above, the Company acquired FTI during the six months ended June 30, 1997. The acquisition was accounted for using the purchase method of accounting. The consolidated financial statements as presented include the operating results of FTI from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and FTI as if the acquisition had occurred at March 20, 1996 (date of inception of FTI), with pro forma adjustments to give effect to amortization of intangible assets.


                                              Three months ended
                                        June 30, 1997     June 30, 1996
                                        -------------     -------------
       Revenue                          $  3,569,000      $  1,200,000
       Net loss                         $( 4,843,000)     $( 1,486,000)
       Loss per share                   $(      0.48)     $(      0.33)

                                                Six months ended
                                         June 30, 1997     June 30, 1996
                                         -------------     -------------
       Revenue                           $  6,315,000      $  1,809,000
       Net loss                          $( 8,750,000)     $( 8,096,000)
       Loss per share                    $(      0.88)     $(      2.17)


MiBridge, Inc. - Subsequent Event.   On June 5, 1997, the Company
entered into a letter of intent with MiBridge, Inc. a New Jersey corporation ("MiBridge") pursuant to which the Company entered into negotiations to acquire all of the issued and outstanding stock of MiBridge from the principal shareholder. A final agreement was signed on August 12, 1997, with closing anticipated in the third quarter of 1997. The consideration ($8,250,000) for the transaction consisted of:
 (1) an aggregate of 1,000 shares of preferred stock to be issued, which preferred stock is convertible into such a number of common shares as shall equal the sum of $6,250,000 divided by $9.25 which price was the closing bid price of the Company's common stock on June 5, 1997 (the date a letter of intent was signed by the Company and MiBridge) and (2) a note payable in the amount of $2,000,000 payable in cash in quarterly installments over two years. The acquisition will be accounted for using the purchase method of accounting in the quarter ended September 30, 1997. MiBridge is the owner of patent-pending audio-conferencing technology and is a leader in creating speech-encoding and compression algorithms designed to produce superior audio quality and lower delay over low-band networks.

Management estimates that the acquisition cost of $8,250,000 (representing the fair value of the common stock into which the 1,000 shares of preferred stock (to be issued) can be converted and the $2,000,000 note payable) will be allocated to tangible net assets of approximately $355,000 (based on their estimated fair value at final closing) with the balance of $7,895,000 allocated to acquired technology ($1,450,000), acquired in-process research and development ($4,240,000), employment contracts for the assembled workforce ($600,000) and excess acquisition cost over fair value of net assets acquired ($1,605,000). These assets are being amortized over three years, with the exception of the excess acquisition cost over fair value of net assets

                        MEDCROSS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisition of Subsidiaries, continued

acquired which is being amortized over five years. The Company anticipates that the acquired in-process research and development will be expensed upon acquisition, as the research and development will not have reached technological feasibility at the closing date. Based on management's best estimate of the ultimate assets acquired and liabilities assumed at closing, the purchase price in conjunction with this acquisition will be allocated as follows:

     Current assets (including cash of $15,000)       $   453,000
     Current liabilities                               (  175,000)
     Tangible long-term assets                             77,000
     Intangible long-term assets                        3,655,000
     In-process research and development                4,240,000
                                                        ---------
     Net purchase price                               $ 8,250,000
                                                        =========

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

The fair value of the warrants issued in connection with the Loan has been reflected as debt issuance costs of $3,815,000, which amount will be amortized over the life of the Loan. The loan balance and unamortized debt issuance costs are reflected in the financial statements as follows:

     Long-term portion of note payable to
       a long-distance provider                   $ 2,202,194
     Long-term debt - other                            22,920
     Long-term debt - Winter Harbor                 2,000,000
     Debt issuance costs                           (3,615,000)
                                                    ---------
     Long-term debt, net of debt issuance costs   $   610,114
                                                    =========

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

                        MEDCROSS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                        MEDCROSS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Options and Warrants

During the first six months of 1997, the Company granted options to purchase 3,545,000 shares of common stock to employees and consultants of the Company at a price (ranging from $5.75 to $9.875) equal to the common stock price on the day of grant. During the six months ended June 30, 1997, 20,000 options were exercised to purchase common stock.

Included in the above grants, were 750,000 options granted to non-employees. The fair market value of the options was recorded as deferred compensation for stock options in the amount of $4,400,000. The deferred compensation is being amortized over the vesting period of the options (primarily three years).


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

  Accumulated deficit increased by $8,749,640 which is the net loss for the first six months of 1997.

                        MEDCROSS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Restatement of previously reported amounts

Subsequent to its original filing of form 10-QSB for the period ended June 30, 1997, the Company determined that certain amounts as reported in the consolidated financial statements included transactions relative to the acquisition of MiBridge that should not have been included in the June 30, 1997 financial statements. Although the Company had entered into a letter of intent on June 5, 1997 to acquire MiBridge, the final closing of the acquisition is not expected until late August 1997 and accordingly should be recorded in the quarter ending September 30, 1997. Therefore, the June 30, 1997 financial statements have been restated as follows.

Consolidated balance sheet:
                                                   As Originally
                                                      Reported        Adjustments       As Amended
                                                   -------------     -------------     -------------
             Assets
Cash and cash equivalents                          $  1,341,391      $(   165,005)     $  1,176,386
Accounts receivable                                   4,291,492       (   355,000)        3,936,492
Other current assets                                    199,574       (       500)          199,074
Property and equipment, net                           4,213,133       (    50,175)        4,162,958
Intangible assets, net                               15,381,165       ( 3,780,751)       11,600,414

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses                 7,322,627       (   159,551)        7,163,076
Current portion of long-term debt - related party     1,043,554       ( 1,000,000)           43,554
Long-term debt - related party                        1,000,000       ( 1,000,000)                -
Preferred stock to be issued                          6,250,000       ( 6,250,000)                -
Accumulated deficit                                 (39,933,306)        4,058,120       (35,875,186)

Consolidated statement of operations for the six-month period ended June 30, 1997:

Selling, general and administrative                   5,093,935       (    67,901)        5,026,034
Depreciation and amortization                         1,089,348       (    69,410)        1,019,938
Acquired in-process research and development          3,920,000       ( 3,920,000)                -
Research and development                                346,143       (       809)          345,334

Net loss                                            (12,807,760)        4,058,120       ( 8,749,640)

Loss per share                                      (      1.26)             0.38       (      0.88)

Consolidated statement of operations for the three-month period ended June 30, 1997:

Selling, general and administrative                   2,446,791       (    67,901)        2,378,890
Depreciation and amortization                           687,853       (    69,410)          618,443
Acquired in-process research and development          3,920,000       ( 3,920,000)                -
Research and development                                235,055       (       809)          234,246

Net loss                                            ( 8,901,019)        4,058,120       ( 4,842,899)

Loss per share                                      (      0.86)             0.38       (      0.48)

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

Operations

Prior to 1997 the Company's primary source of revenue was related to health care services. The primary expenses of the Company prior to 1997 were related to delivery of health care services and the development of a proprietary data communications network. With the Company's acquisition of FTI (effective January 1, 1997), a regional long-distance telecommunications carrier with nation-wide delivery of telecommunications services over traditional switched telecommunications networks, the Company launched its marketing efforts and began to obtain customers for these long distance telecommunications services. The Company expanded its existing customer base through these marketing activities and plans further expansion through the strategic acquisition of existing customer bases.
 The Company believes that the multi-level marketing channel is an excellent vehicle through which to acquire new customers. There are numerous revenue sources derived from the sales through a multi-level marketing channel. These revenues include the sale of long distance service and sales marketing materials. The multi-level marketing channel did not begin selling services and materials until June of 1997. Therefore, significant revenues from this channel were not realized during the second quarter. In addition, it should be noted that significant long distance usage over the Company's network is not expected until the third quarter of 1997.

On June 5, 1997 the Company signed a letter of intent (final agreement signed August 12, 1997) to acquire MiBridge, Inc., a leading provider of telephone and conferencing software and hardware. The Company anticipates closing this acquisition in the third quarter of 1997.
This acquisition facilitates the Company's ability to further expand its product offerings as well as receive royalty revenue from existing
MiBridge customers.


Financial Condition

	Working Capital

The working capital position of the Company was a deficit of $2,573,251 at June 30, 1997 and $1,579,501 at December 31, 1996. Cash on hand at
June 30, 1997 was $1,176,386 as compared to $4,500,227 as of December
31, 1996. The decrease in cash on hand was primarily attributable to cash used by operating activities during the six months ended June 30, 1997. Cash used by operating activities was $5,040,728 in the first six months of 1997 as compared to cash used by operating activities of $866,315 for the same period in 1996.

Financial Condition, continued

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

On June 5, 1997 the Company entered into a letter of intent (the
"MLOI") with MiBridge, Inc., a New Jersey corporation ("MiBridge") and
Mr. Dror Nahumi, the principal shareholder of MiBridge, pursuant to which the Company entered into negotiations with MiBridge to acquire all of the issued and outstanding stock of MiBridge (the
"Acquisition"). A final agreement was signed on August 12, 1997 with closing anticipated in the third quarter of 1997. MiBridge is the owner of patent-pending audio-conferencing technology and is a leader in creating speech-encoding and compression algorithms designed to produce superior audio quality and lower delay over low-band networks.
The Company will pay the stockholder of MiBridge (the "Selling
Stockholder") consideration consisting of (i.) an aggregate $2,000,000 in cash, payable in quarterly installments over two years, and (ii.) an aggregate 1,000 shares of a series of the Company's convertible preferred stock to be created (the "Series D Preferred Stock"). The
1,000 shares of Series D Preferred Stock will be convertible at the option of the selling shareholder at any time during the nine months following the closing of the Acquisition, into such number of shares of Common Stock as shall equal the sum of $6,250,000 divided by $9.25 (the
"Conversion Price"), which price was the closing bid price of the Company's Common Stock on June 4, 1997. On the nine-month anniversary of the closing of the Acquisition, any unconverted Series D Preferred
Stock shall automatically convert to Common Stock. In either case, the Series D Preferred Stock shall be converted at the lower of the Conversion Price or the average closing bid price for the five trading days immediately preceding the date the Company receives notice of conversion or the automatic conversion date, as the case may be. The
Series D Preferred Stock shall be entitled to participate in any dividends which may be declared for Common Stock on an as-converted basis. The Selling Stockholder shall receive piggy-back registration rights whereby it may participate in any registration of securities the Company may undertake after the first anniversary of the closing of the Acquisition (excluding registrations of employee benefit plan securities). Conversion of the Series D Preferred Stock will be subject to approval by the Company's shareholders of an increase in the number of shares of authorized capital stock at the Company's next annual shareholders meeting.

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

Investing activities during the first six months of 1997 resulted in a net cash outflow of $48,680, including cash acquired in the amount of $435,312 from the acquisition of FTI. The Company expended $483,992 for acquisition of property and equipment during the first six months of 1997.

	Financing Activities

In the first six months of 1997, the Company reduced its notes payable, long-term debt and capital lease obligations by $256,932. These reductions include payments in the amount of $60,378 on indebtedness acquired in the acquisition of FTI. The inclusion of FTI in 1997 increased notes payable by $693,333, and notes payable to others of $104,575.

Financial Condition, continued

On June 6, 1997, the Company entered into a term loan agreement ("Loan
Agreement") and promissory note ("Note") with Winter Harbor, LLC
("Winter Harbor") pursuant to which Winter Harbor agreed to loan to the Company the principal sum of $2,000,000 ("the Loan") for capital expenditures and working capital purposes. As further consideration for Winter Harbor's commitment to make the Loan, the Company granted to Winter Harbor a warrant ("Loan Warrant") to purchase up to five hundred thousand (500,000) shares of common stock of the Company (the "Common
Stock") at a purchase price of $4.97 per share, subject to adjustment, pursuant to the terms of a Warrant Agreement between the parties. The
Loan Warrant expires on March 11, 2002, and contains demand and piggyback registration rights and customary anti-dilution terms. The maturity date of the Note is October 15, 1998.

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

Financial Condition, continued

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

Results of Operations, continued

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

	Selling, General and Administrative

Selling, general and administrative expense increased $1,343,208 to $2,378,890 in the second quarter of 1997 as compared to $1,035,682 in the second quarter of 1996. The increase was primarily due to increased administrative expense associated with the launch of the multi-level marketing channel and general increase in overhead and personnel expenses associated with growing the Company's telecommunication business.

	Provision for Doubtful Accounts

Provision for doubtful accounts increased $318,654 to $368,273 in the second quarter of 1997 as compared to $49,619 in the same quarter of 1996. This increase is primarily related to the Company's growth in telecommunication service revenue.

	Depreciation and Amortization

Depreciation and amortization increased $422,625 to $618,443 in the second quarter of 1997 as compared to $195,818 in the second quarter of 1996. The increase is primarily due to increased amortization of intangible assets acquired in the acquisition of FTI in 1997.
Depreciation expense also increased due to the acquisition of telecommunication equipment in late 1996 and 1997.

	Research and Development

Research and development was $234,246 in the second quarter of 1997 as compared to $0 in 1996. The increase is associated with the Company's continuing telecommunication network research and development efforts.

	Interest Expense

Interest expense decreased $1,009 to $74,118 in the second quarter of 1997 as compared to $75,127 in the same quarter of 1996. The decrease is primarily due to a decrease in the average balance of loans outstanding during the second quarter of 1997 as compared to the same quarter of 1996.

Results of Operations, continued

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

Results of Operations, continued

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

Selling, General and Administrative

Selling, general and administrative expense increased $2,995,749 to $5,026,034 in the six months ending June 30, 1997 as compared to $2,030,285 in the same period ending June 30, 1996. The increase was primarily due to increased administrative expense associated with the launch of the multi-level marketing channel and general increase in overhead and personnel expenses associated with growing the Company's telecommunication business.

	Provision for Doubtful Accounts

Provision for doubtful accounts increased $412,635 to $503,498 in the six months ending June 30, 1997 as compared to $90,863 in the same period ending June 30, 1996. This increase is primarily related to the Company's growth in telecommunication service revenue.

	Depreciation and Amortization

Depreciation and amortization increased $494,747 to $1,019,938 in the six months ending June 30, 1997 as compared to $525,191 in the same period ending June 30, 1996. The increase is primarily due to increased amortization of intangible assets acquired in the acquisition FTI in 1997. Depreciation expense also increased due to the acquisition of telecommunication equipment in late 1996 and 1997.

	Provision for Asset Valuation

The provision for asset valuation occurred in the first quarter of 1997
 (none in 1996) and includes a valuation allowance for inventory of $55,341 and a write off of tenant improvements abandoned when I-Link moved corporate headquarters in January 1997 in the amount of $158,603.

Results of Operations, continued

	Acquired In-Process Research and Development

Acquired in-process research and development in the six months ending
June 30, 1996 was $4,777,943 which was related to the acquisition of I-Link in February 1996. There were no similar costs in the six months ending June 30, 1997.

	Research and Development

Research and development was $345,334 in the six months ending June 30, 1997 as compared to $0 in the same period ending June 30, 1996. The increase is associated with the Company's continuing telecommunication network research and development efforts.

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

Other Items

The Company has reviewed all recently issued, but not yet adopted accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

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




