Form 10QSB
period 1997-09-30
I LINK INC
filed 1997-11-19
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                     OR

       [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


           For the transition period from                        to

                       Commission file number: 0-17973


                              I-LINK INCORPORATED
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                              ______________

As of November 7, 1997, the small business issuer had outstanding 14,370,916 shares of $0.007 par value common stock.

Traditional Small Business Disclosure Format (Check One):  Yes    No   X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                     I-LINK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (unaudited)


                                                                 September 30,
ASSETS                                                               1997
                                                                 -------------
Current assets:
Cash and cash equivalents                                        $    558,011
Accounts receivable, less allowance of $1,489,192                   4,259,206
Certificate of deposit - restricted                                    75,000
Inventory, less allowance of $260,033                                 974,065
Other current assets                                                  419,333
                                                                   ----------
Total current assets                                                6,285,615
                                                                   ----------
Property and equipment:
Property and equipment                                              8,020,595
Less accumulated depreciation                                     ( 3,496,528)
                                                                   ----------
Net property and equipment                                          4,524,067
                                                                   ----------
Other assets:
Intangible assets, net of amortization of $1,150,617               14,394,810
Certificate of deposit - restricted                                 1,866,878
Other assets                                                          310,796
                                                                   ----------
Total other assets                                                 16,572,484
                                                                   ----------
Total assets                                                     $ 27,382,166
                                                                   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                            $  8,466,476
Notes payable - related party                                          88,000
Notes payable - other                                                 236,444
Current portion of long-term debt - related party                   1,043,554
Current portion of long-term debt - other                             590,991
Current obligations under capital lease                               172,764
                                                                   ----------
Total current liabilities                                          10,598,229

Convertible promissory notes - to be converted
into equity securities                                                717,000
Long-term debt, net of debt issuance costs of $4,001,400            2,925,131
Long-term debt, related party                                         750,000
Obligations under capital leases                                      113,318
Minority interest in consolidated subsidiaries                        283,177
                                                                   ----------
Total liabilities                                                  15,386,855
                                                                   ----------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $10 par value, authorized 10,000,000 shares,
issued and outstanding 225,518 shares                               2,255,180
Common stock, $.007 par value, authorized 75,000,000 shares,
issued and outstanding 12,180,165 shares                               85,261
Additional paid-in capital                                         51,776,753
Deferred compensation from stock options                          ( 4,906,572)
Common stock to be issued                                           2,414,583
Preferred stock to be issued                                        6,250,000
Accumulated deficit                                               (45,879,894)
                                                                   ----------
Total stockholders' equity                                         11,995,311
                                                                   ----------
Total liabilities and stockholders' equity                       $ 27,382,166
                                                                   ==========

 The accompanying notes are an integral part of these consolidated financial statements

                   I-LINK INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                       1997             1996             1997             1996
                                                   -------------    -------------    -------------    -------------
Revenue:
Telecommunications services                        $  2,705,135     $          -     $  7,119,960     $          -
Marketing services                                      902,736                -        1,623,226                -
Health care services                                    620,566          506,099        1,800,121        1,680,769
Technology licensing and development                    139,700                -          139,700                -
Other                                                         -           64,297                -          136,661
                                                     ----------       ----------       ----------       ----------
Net operating revenue                                 4,368,137          570,396       10,683,007        1,817,430
                                                     ----------       ----------       ----------       ----------
Operating costs and expenses:
Telecommunications network expense                    3,500,867          475,347       10,566,657          797,882
Marketing services costs                              1,082,543                -        1,723,282                -
Selling, general and administrative                   2,547,123        1,096,852        7,573,160        3,127,137
Provision for doubtful accounts                         510,746           66,668        1,014,244          157,531
Depreciation and amortization                           981,762          378,315        1,801,699          903,506
Provision for asset valuation                                 -                -          213,944                -
Acquired in-process research and development          4,235,830        9,800,000        4,235,830       14,577,943
Research and development                                282,319                -          627,654                -
                                                     ----------       ----------       ----------       ----------
Total operating costs and expenses                   13,141,190       11,817,182       27,756,470       19,563,999
                                                     ----------       ----------       ----------       ----------
Operating loss                                      ( 8,773,053)     (11,246,786)     (17,073,463)     (17,746,569)
                                                     ----------       ----------       ----------       ----------
Other income (expense):
Interest expense                                    ( 1,292,170)     (   585,850)     ( 1,912,645)     ( 1,653,616)
Interest and other income                                44,495           33,039          186,609           45,801
                                                     ----------       ----------       ----------       ----------
Total other expense                                 ( 1,247,675)     (   552,811)     ( 1,726,036)     ( 1,607,815)
                                                     ----------       ----------       ----------       ----------
Loss before minority interest in net loss
of consolidated subsidiaries                        (10,020,728)     (11,799,597)     (18,799,499)     (19,354,384)

Minority interest in net loss of
consolidated  subsidiaries                               16,020            2,281           45,151            2,344
                                                     ----------       ----------       ----------       ----------

Net loss                                           $(10,004,708)    $(11,797,316)    $(18,754,348)    $(19,352,040)
                                                     ==========       ==========       ==========       ==========

Loss per common share after preferred dividends    $(      0.88)    $(      2.31)    $(      1.79)    $(      5.16)
                                                     ==========       ==========       ==========       ==========

Weighted average common shares outstanding           11,684,775        9,051,408       10,989,906        5,519,449
                                                     ==========        =========       ==========       ==========

      The accompanying notes are an integral part of these financial statements

                     I-LINK INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             1997             1996
                                                                         -------------    -------------
Cash flows from operating activities:
Net loss                                                                 $(18,754,348)    $(19,352,040)
Adjustments to reconcile net loss to net
cash used by operating activities:
  Depreciation and amortization                                             1,801,699          903,506
  Provision for doubtful accounts                                           1,014,244          157,531
  Imputed interest on convertible notes                                       320,000        1,435,000
  Acquired in-process research and development                              4,235,830       14,577,943
  Provision for asset valuation                                               213,944                -
  Amortization of deferred stock option compensation                          435,583                -
  Amortization of debt issuance costs                                       1,299,600                -
  Gain on the sale of property and equipment                                        -      (     3,251)
  Minority interest in net loss of consolidated subsidiaries              (    45,151)     (     2,344)
  Change in assets and liabilities net of effects from purchase of FTI and MiBridge:
      Accounts receivable                                                 ( 2,814,495)     (    15,674)
      Inventory                                                           (   472,370)     (       678)
      Other assets                                                        (    27,470)     (   823,605)
      Other current assets                                                (   339,754)     (    26,192)
      Accounts payable and accrued expenses                                 5,524,285          134,408
                                                                           ----------       ----------
           Net cash used by operating activities                          ( 7,608,403)     ( 3,015,396)
                                                                           ----------       ----------
Cash flows from investing activities:
  Purchase of property and equipment                                      ( 1,176,428)     (   201,768)
  Proceeds from the sale of property and equipment                                  -            3,251
  Cash received from purchase of MiBridge                                      79,574                -
  Cash received from purchase of FTI                                          435,312                -
                                                                           ----------       ----------
           Net cash used by investing activities                          (   661,542)     (   198,517)
                                                                           ----------       ----------
Cash flows from financing activities:
  Repayment of note payable - related party                                         -      (   693,333)
  Proceeds from long-term debt - other                                      5,000,000                -
  Repayment of notes payable - other                                      (   117,404)               -
  Proceeds from note payable - other                                                -          557,425
  Repayment of long-term debt                                             (   173,694)     (    61,983)
  Repayment of long-term debt - related party                             (   294,128)               -
  Payment of capital lease obligations                                    (   137,670)     (   346,958)
  Exercise of stock options                                                    50,625                -
  Issuance of common stock                                                          -            1,329
  Issuance of preferred stock                                                       -        2,400,000
  Additional paid in capital from issuance of stock                                 -       10,291,196
  Minority interest distributions                                                   -      (    36,865)
  Increase in restricted cash                                                       -      ( 1,682,211)
  Release of certificate of deposit as collateral                                   -           60,000
                                                                           ----------       ----------
           Net cash provided by financing activities                        4,327,729       10,488,600
                                                                           ----------       ----------
Increase (decrease) in cash and cash equivalents                          ( 3,942,216)       7,274,687

Cash and cash equivalents at beginning of period                            4,500,227           79,316
                                                                           ----------       ----------
Cash and cash equivalents at end of period                               $    558,011     $  7,354,003
                                                                           ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ___________

Note 1 - Financial Statements

Organization. The consolidated financial statements include the accounts of Medcross, Inc. and its subsidiaries (the "Company"). Effective October 7,
1997, the Company's shareholders approved the change of the Company's name to "I-Link Incorporated". In addition, the name of one of its wholly owned subsidiaries, Family Telecommunications Incorporated, was changed to "I-Link Communications, Inc.". All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and nine-month periods ended September 30, 1997 and September 30, 1996, (b) the financial position at September 30, 1997, and (c) cash flows for the nine-month periods ended September 30, 1997 and 1996. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1996 and its quarterly reports on Form 10-QSB for the three months ended March 31, 1997 and the six months ended June 30, 1997.

The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of those to be expected for the entire year.

Reclassification. Certain balances in the September 30, 1996 financial statements as amended have been reclassified to conform to the current period presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.

Marketing services revenue and costs. During the second quarter of 1997 the Company launched a multi-level marketing (MLM) channel to market its telecommunication services. Marketing services revenues from the MLM channel include revenues recognized from independent representatives ("IRs") for training, promotional and presentation materials. Marketing services revenues are presented net of estimated returns which represents management's best estimate of costs associated with providing refunds on MLM kit sales.

Marketing services costs include commissions and the costs of providing training, promotional and presentation materials. Commissions are paid to IRs based upon the acquisition and training of new IRs. Commissions are also paid based upon the selling of long-distance usage and are included in telecommunications network expense.

Technology licensing and development revenues. The Company, through its wholly owned subsidiary, MiBridge, Inc. develops and licenses communications software that supports multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet. Revenues are generally recognized as products are shipped or services are performed. Revenues on long-term development projects are recognized under the percentage of completion method of accounting and are based upon the level of effort expended on the project, compared to total billings allowed by the contract.

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

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ___________

Note 2 - Supplemental Cash Flow Information

In February 1996, the Company acquired all of the issued and outstanding stock of I-Link Worldwide, Inc. (now named "I-Link Systems, Inc.") in exchange for the issuance of an aggregate of 4,000,000 shares of common stock of the Company, of which 1,000,000 shares were held in escrow as of December 31, 1996. In June 1997, the Company became obligated to issue the remaining 1,000,000 shares of common stock (fair value of $8,875,000) from escrow.

In April, June, July and August of 1996, holders of certain promissory notes issued by the Company converted $10,000, $180,542, $69,612 and $25,000 respectively, into 140,000, 64,372, 24,750 and 350,000, shares of Common Stock, respectively.

Through September 1996, the Company financed approximately $500,000 of equipment purchases through capital leases.

In January 1997, the Company agreed to issue 400,000 shares of common stock to acquire all of the issued and outstanding stock of Family Telecommunications Incorporated (now renamed "I-Link Communications, Inc.") effective January 1, 1997.

In April 1997, the Company issued warrants to purchase 175,000 shares of common stock in connection with an $821,000 litigation settlement payable.

In July 1997 the Company released from escrow 1,000,000 shares of Common Stock related to the acquisition of I-Link Worldwide Inc. The value of the common stock, $8,875,000 (based on the closing market price of the common stock on June 30, 1997), has been recorded in the financial statements as an intangible asset representing excess cost over fair value of net assets acquired and is being amortized over five years.

In June and August 1997, the Company issued warrants to purchase a total of 800,000 shares of common stock, in connection with loans totaling $5,000,000. The value of the warrants was recorded as debt issuance costs.

In September of 1997, the Company acquired MiBridge, Inc. in exchange for a note payable of $2,000,000 and $6,250,000 in convertible preferred stock.


Note 3 - Acquisition of Subsidiaries

Family Telecommunications Incorporated. On January 13, 1997, pursuant to the terms of a Share Exchange Agreement for the acquisition of Family Telecommunications Incorporated by Medcross, Inc. effective as of January 1, 1997 (the "Exchange Agreement"), the Company acquired the outstanding stock of Family Telecommunications Incorporated, a Utah corporation ("FTI"), from the stockholders of FTI, namely Robert W. Edwards, Jr. and Jerald L. Nelson. The consideration for the transaction consists of an aggregate of 400,000 shares of the Company's common stock to be issued by the Company upon approval by the Company's shareholders of an amendment to the Articles of Incorporation authorizing an increase in the number of shares of common stock from 20 million to at least 50 million. The purchase price was determined based upon the negotiated value of the assets and operations of FTI. The acquisition has been accounted for using the purchase method of accounting in the quarter ended March
31, 1997.   FTI is an FCC licensed long-distance carrier and provider of telecommunications services.  FTI has been renamed "I-Link Communications, Inc."

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ___________

Note 3 - Acquisition of Subsidiaries, continued

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

     Current assets (including cash of $435,312)     $  1,740,000
     Long-term assets                                   3,716,000
     Current liabilities                              ( 1,330,000)
     Long-term liabilities                            ( 1,711,000)
                                                       ----------
     Net purchase price                              $  2,415,000
                                                       ==========

As part of the common stock acquisition of FTI, the Company assumed current and long-term obligations in the amount of $1,991,000 as of December 31, 1996 to a long-distance provider for FTI's line costs. The note was increased approximately $700,000 for long-distance usage for January 1997. The note bears interest at 7% per annum. The note calls for payments of $50,000 per month beginning May 5, 1997 increasing to $75,000 on April 5, 1998 and $150,000 on October 5, 1998 with the balance of $1,100,000 due on April 5, 1999. Remaining principal payments under this specific note as of September 30, 1997 are as follows:

     September 30, 1998                              $    591,000
     September 30, 1999                                 1,910,000
                                                       ----------
     Total                                           $  2,501,000
                                                       ==========

MiBridge, Inc. In the third quarter of 1997 the Company completed its acquisition of 100 percent of the issued and outstanding stock of MiBridge, Inc. ("MiBridge"). The consideration ($8,250,000) for the transaction consisted of: (1) an aggregate of 1,000 shares of Series D Preferred stock, which preferred stock is convertible into such a number of common shares as shall equal the sum of $6,250,000 divided by the lower of $9.25 or the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the conversion date and (2) a note payable in the amount of $2,000,000 payable in cash in quarterly installments over two years. The acquisition was accounted for using the purchase method of accounting. MiBridge is the owner of patent-pending audio-conferencing technology and is a leader in creating speech-encoding and compression algorithms designed to produce superior audio quality and lower delay over low-band networks.

The acquisition cost of $8,250,000 (representing the fair value of the common stock into which the 1,000 shares of Series D Preferred stock can be converted and the $2,000,000 note payable) was allocated to tangible net assets of $552,760 (based on their estimated fair value at final closing) with the balance of $7,697,240 allocated to acquired technology ($1,450,000), acquired in-process research and development ($4,235,830), employment contracts for the assembled workforce ($606,000) and excess acquisition cost over fair value of net assets acquired ($1,405,410). These assets are being amortized over three years, with the

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ___________

Note 3 - Acquisition of Subsidiaries, continued

exception of the excess acquisition cost over fair value of net assets acquired which is being amortized over five years. Acquired in-process research and development was expensed upon acquisition, as the research and development had not reached the requirements for technological feasibility at the closing date. The purchase price in conjunction with this acquisition was allocated as follows:

     Current assets (including cash of $79,574)     $    534,074
     Current liabilities                             (    54,473)
     Tangible long-term assets                            73,159
     Intangible long-term assets                       3,461,410
     In-process research and development               4,235,830
                                                      ----------
     Net purchase price                              $ 8,250,000
                                                      ==========

Pro forma financial information. As discussed above, the Company acquired FTI and MiBridge during the nine months ended September 30, 1997. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements as presented include the operating results of FTI and MiBridge from the dates of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, FTI and MiBridge as if the acquisitions had occurred at March 20, 1996 (date of inception of FTI) and March 18, 1996 (date of inception of MiBridge), with pro forma adjustments to give effect to amortization of intangible assets and expensing of acquired in process research and development costs.

                                              Three months ended
                                   September 30, 1997   September 30, 1996
                                   ------------------   ------------------
     Revenue                         $  4,402,000         $  2,207,000

     Net loss                        $( 6,126,000)        $(17,021,000)

     Loss per share                  $(      0.55)        $(      1.88)

                                              Nine months ended
                                   September 30, 1997   September 30, 1996
                                   ------------------   ------------------
     Revenue                         $ 11,214,000         $  4,166,000

     Net loss                        $(15,314,000)        $(25,296,000)

     Loss per share                  $(      1.47)        $(      4.59)

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ___________

Note 4 - Long-Term Debt - Winter Harbor Financing

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

In August 1997, the Company amended the existing Note allowing for additional borrowings of up to $3,000,000, for an aggregate borrowing of $5,000,000. The incremental borrowings under this amendment have a maturity date of February 15, 1998. The Company issued 300,000 warrants at the then current market price ($6.38 per share) in connection with the loan. All other provisions of this extension are the same as the Note discussed above.

The fair value of the warrants issued in connection with these loans have been reflected as debt issuance costs of $5,301,000, which amount is being amortized over the life of the loans. Subsequent to September 30, 1997, these loans were exchanged for Series M Preferred Stock (see note 10), and accordingly, the unamortized debt issuance costs of $4,001,400 will be expensed in the fourth quarter. The loan balance and unamortized debt issuance costs as of September 30, 1997, are reflected in the financial statements as follows:

     Long-term portion of note payable to
       a long-distance provider                    $  1,910,638
     Long-term debt - other                              15,893
     Long-term debt - Winter Harbor                   5,000,000
     Debt issuance costs, net of amortization       ( 4,001,400)
                                                     ----------
     Long-term debt, net of debt issuance costs    $  2,925,131
                                                     ==========

Note 5 - Imputed Interest on Convertible Notes

Simultaneous with the closing of the Company's offering of Class C Preferred Stock in September 1996, the Company issued an aggregate of $717,000 in principal amount of Convertible Promissory Notes. The Company recorded interest expense (non-cash) of $320,000 related to these promissory notes in the three months ended March 31, 1997. The interest expense is calculated as the difference between the conversion price per common share per the promissory notes as compared to the market price for the common stock on the date the notes were issued. The interest expense was recognized over the period between the date the promissory notes were issued and the date the promissory notes could first be converted.

In October 1997, the Convertible Promissory Notes were converted into 11,950 shares of Class C Preferred Stock. Accordingly, the debt has been removed from current liabilities and identified as "Convertible Promissory Notes - to be Converted into Equity Securities".


Note 6 - Income Taxes

The Company recognized no income tax benefit for the losses generated in 1997 and 1996 because of the uncertainty of the realization of the deferred tax asset.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ___________

Note 7 - Loss Per Common Share After Preferred Dividends

Loss per common share is calculated as the net loss for the respective period plus cumulative preferred stock dividends not paid in the current period of $288,815 and $1,154 for the three months ended September 30, 1997 and 1996 respectively, and $866,738 and $54,476 for the nine months ended September 30, 1997 and 1996, respectively, divided by the weighted average number of common shares outstanding. Options, warrants and convertible preferred stock are excluded from the calculation when their effect would be antidilutive.

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


Note 8 - Options and Warrants

During the first nine months of 1997, the Company granted options to purchase 4,265,500 shares of common stock to employees and consultants of the Company at a price (ranging from $4.875 to $9.938) equal to the common stock price on the day of grant. During the nine months ended September 30, 1997, 45,000 options were exercised to purchase common stock.

Included in the above grants, were 1,000,000 options granted to non-employees. The fair market value of the options was recorded as deferred compensation for stock options in the amount of $5,342,155. Of this amount, $1,773,000 vested upon the completion of the equity investment by Winter Harbor which occurred in October 1997, and accordingly, this amount will be expensed in the fourth quarter of 1997. The balance of the deferred compensation is being amortized over the vesting period of the options (primarily three years).


Note 9 - Changes in Stockholders' Equity

During the nine months ended September 30, 1997 changes in stockholders' equity were as follows:

     Preferred stock decreased $219,820 due to the conversion of 21,982 shares preferred stock, $10 par value into 527,568 shares of common stock.

     Common stock increased due to the following:

     * $315 related to the exercise of options to purchase 45,000 shares of common stock (see note 8).
     * $7,000 related to the issuance of 1,000,000 shares released from escrow during the second quarter.
     * $3,693 related to the conversion of 21,982 shares of preferred stock into 527,568 shares of common stock.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ___________

Note 9 - Changes in Stockholders' Equity, continued

     Additional paid-in capital increased due to the following:

     * $303,251 related to amortization of interest expense associated with issuance of convertible notes at a discount in 1996.
     * $821,000 which was associated with issuance of warrants in connection with a litigation settlement payable.
     * $50,310 related to the exercise of options to purchase 45,000 shares of common stock (see note 8).
     * $5,301,000 related to issuance of 800,000 warrants in connection with a debt financing arrangement (see Note 4).
     * $5,342,155 related to the issuance of options to non-employees (see note 8).
     * $8,868,000 from the issuance of 1,000,000 shares released from escrow in the second quarter.
     * $216,127 related to the conversion of 21,982 preferred shares into common shares.

     Common stock to be issued increased $2,414,583 in relation to the acquisition of FTI. The amount has been recorded as common stock to be issued as the Company did not have authorized shares to issue to FTI until the shareholders' meeting in October 1997 (see notes 3 and 10).

     Preferred stock to be issued increased $6,250,000 in relation to the acquisition of MiBridge. The amount has been recorded as preferred stock to be issued as the Company did not have authorized shares to issue to the prior shareholders of MiBridge until the shareholders' meeting in October 1997 (see notes 3 and 10).

     Deferred compensation increased by $4,906,572 (net of $435,583 amortized during the nine-month period ended September 30, 1997) related to the issuance of stock options to non-employees (see note 8).

     Accumulated deficit increased by $18,754,348 which is the net loss for the first nine months of 1997.


Note 10 - Subsequent Events

Shareholders' meeting. On October 7, 1997, the Shareholders approved an increase from 500,000 to 10,000,000 in the number of authorized shares of preferred stock and an increase from 20,000,000 to 75,000,000 in the number of authorized shares of commons stock. In addition, the shareholders approved the 1997 Recruitment Stock Option Plan.

Winter Harbor equity investment.   In October 1997, Winter Harbor agreed to
acquire 4,400 shares of Series M Preferred Stock for $12.1 million. The equity investment was completed by Winter Harbor transferring approximately $7.0 million to the Company and electing to exchange the $5.0 million of debt (plus approximately $100,000 of accrued interest) for the preferred shares.
The Series M Preferred Stock is convertible into 4,400,000 common shares, and entitle Winter Harbor to representation on the Company's Board of Directors.
In connection with the equity investment, Winter Harbor was issued warrants to purchase a total of 10 million shares of the Company's common stock at an aggregate purchase price of $40,325,000. In the fourth quarter of 1997, the Company will recognize a (non-cash) preferred stock dividend of approximately $89,000,000. Calculation of the dividend is based upon the common stock price on the date the equity investment was finalized. The amount is calculated as the difference between the exercise price per common stock per the agreement and the market price of the common stock on the date of closing, plus the value of the warrants issuable in connection with the investment.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ___________

Note 10 - Subsequent Events, continued

Legal proceeding. On November 14, 1997, the Company filed a Notice of Claim commencing an arbitration proceeding against MCI Telecommunications, Inc. ("MCI"). The Company purchases from MCI long-distance telecommunications capacity on lines operated by MCI in order to provide long-distance telecommunications services to the Company's customers who reside in geographic areas not yet serviced by the Company's dedicated telecommunications network ("off-net" traffic). Currently, approximately half the Company's long-distance telecommunications traffic is carried off-net. The arbitration proceeding was commenced by the Company pursuant to the provisions of the Carrier Agreement between the Company and MCI, and pursuant to the arbitration rules set forth in MCI's FCC Tariff No. 1. In its Notice of Claim, the Company seeks (1) to have the arbitrator declare that MCI has materially breached its Carrier Agreement with the Company, (2) to have the arbitrator declare that due to MCI's material breach the Carrier Agreement is terminated without the Company being held liable for early termination payment provided for under the Carrier Agreement, and (3) to recover damages from MCI in an as yet undetermined amount. The Company has made arrangements with an alternative national provider of long-distance telecommunications capacity to augment or replace some or all of the capacity provided by MCI, as determined by the Company. At the present time, Management cannot determine the impact, if any, of this arbitration proceeding on the Company's financial statements.

Item 2- MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB/A#1 for the year ended December 31, 1996 and Form 10-QSB/A#1 for the quarters ended March 31 and June 30, 1997.

     Forward Looking Information

This report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "believe", "estimate", "expect", and "intended" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

Operations

Prior to 1997 the Company's primary source of revenue was related to health care services. The primary expenses of the Company prior to 1997 were related to delivery of health care services and the development of a proprietary data communications network. With the Company's acquisition of FTI (effective January 1, 1997), a regional long-distance telecommunications carrier with nation-wide delivery of telecommunications services over traditional switched telecommunications networks, the Company launched its marketing efforts and began to obtain customers for these long distance telecommunications services. The Company expanded its existing customer base through these marketing activities and plans further expansion through the strategic acquisition of existing customer bases. The Company continues to believe that the multi-level marketing channel is an excellent vehicle through which to acquire new customers. There are numerous revenue sources derived from the sales through a multi-level marketing channel. These revenues include the sale of long distance service and sales marketing materials. The multi-level marketing channel began selling services and materials in June of 1997. Revenues from this channel increased during the third quarter and are expected to continue rapid growth in the future. In addition, it should be noted that the increase in long distance revenue in the third quarter as compared to the second quarter of 1997 was primarily due to the multi-level marketing channel.

In September 1997 the Company finalized its acquisition of MiBridge, Inc., a leading provider of telephone and conferencing software and hardware. This acquisition facilitates the Company's ability to further expand its product offerings as well as open a new source of revenue from technology licensing and development. In addition to this new source of revenue, MiBridge brings to the Company patent-pending compression, encoding and audio conferencing technologies that improve and expand the Company's dedicated communications network capabilities, and accelerate the Company's ability to develop and deliver additional enhanced services to users across its dedicated communications network. The Company provides communications capabilities to residential, business and wholesale customers via both a proprietary communications network established by the Company that operates in the same manner as the Internet
(the "I-Link Intranet") and traditional switched telecommunications networks, resulting both in reduced costs of delivery and the capability of providing the type of enhanced services traditionally available only over a computer network. The Company has developed patent-pending technology and has deployed a national network infrastructure of communications equipment and dedicated lines that enable it to route traditional telecommunications services over the I-Link Intranet in a manner that is transparent to the user, utilizing the user's existing telecommunications equipment. MiBridge's compression and encoding technology forms a portion of the backbone of the I-Link Intranet.

The Company continues to build out the I-Link Intranet to reduce long-distance costs. When FTI was purchased effective January 1, 1997, the existing intranet covered two states. The I-Link Intranet currently covers nine states with plans to continue that expansion. Currently, approximately half of the Company's telecommunications traffic is carried over the I-Link Intranet, with the balance delivered by volume purchasing of capacity on other switched telecommunications networks. The Company expects to continue to increase the percentage of its communications traffic over the I-Link Intranet.

In October 1997 the Company introduced its new V-Link[TM] Communications Center and NetLink/1+[TM] products. The V-Link[TM] Communications Center is a revolutionary communications tool for the home and small-business that combines a telephone with built-in keypad and visual display screen. As a platform for the V-Link[TM] suite of integrated communications services, the V-Link[TM] Communications Center telephone allows the residential user to access from a telephone a powerful yet easy-to-use set of communications tools including e-mail, nationwide directory service, group messaging, direct text paging, stock quotes, home banking, news, weather and other practical services. NetLink/1+[TM] is an automatic call routing device that attaches between any phone or fax machine and the wall jack, and works simultaneously for all extensions. NetLink/1+[TM] allows the user's calls to be automatically routed to the I-Link telephone network, irrespective of who may be designated as the user's long-distance carrier with the local exchange carrier. Not only does this make I-Link service immediately available to new subscribers, it also stops the illegal switching of customer's long-distance service to another carrier without his or her consent. Revenues from these products will begin in the fourth quarter of this year.


Financial Condition

     Working Capital

The working capital position of the Company was a deficit of $4,312,614 at September 30, 1997 and $1,579,501 at December 31, 1996. Cash on hand at September 30, 1997 was $558,011 as compared to $4,500,227 as of December 31, 1996. The decrease in cash on hand was primarily attributable to cash used by operating activities during the nine months ended September 30, 1997 and purchase of equipment. Cash used by operating activities was $7,608,403 in the first nine months of 1997 as compared to cash used by operating activities of $3,015,396 for the same period in 1996. Cash expenditures for purchase of equipment for the nine months ended September 30, 1997 were $1,176,428 compared to $201,768 for the same period of 1996.

     Investing Activities

Effective January 1,1997, the Company entered into an agreement to acquire all of the outstanding shares of Family Telecommunications Incorporated ("FTI") in exchange for 400,000 shares of the Company's common stock. FTI is an FCC licensed long-distance carrier and provider of telecommunication services and as such provides the Company with an existing customer base and related revenues.

In September 1997, the Company finalized its acquisition of MiBridge, Inc. in which the Company acquired all of the issued and outstanding stock of MiBridge. The Company will pay the stockholders of MiBridge (the "Selling Stockholders") consideration consisting of (i.) an aggregate $2,000,000 in cash, payable in quarterly installments over two years, and (ii.) an aggregate 1,000 shares of the Company's Series D Preferred Stock (the "Series D Preferred Stock"). The 1,000 shares of Series D Preferred Stock is be convertible at the option of the selling shareholder at any time during the nine months following the closing of the Acquisition, into such number of shares of Common Stock as shall equal the sum of $6,250,000 divided by the lower of $9.25 or the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the conversion date. On the nine-month anniversary of the closing of the Acquisition, any unconverted Series D Preferred

Stock shall automatically convert to Common Stock. In either case, the Series D Preferred Stock shall be converted at the lower of the Conversion Price or the average closing bid price for the five trading days immediately preceding the date the Company receives notice of conversion or the automatic conversion date, as the case may be.

Investing activities during the first nine months of 1997 resulted in a net cash outflow of $661,542 including cash acquired in the amount of $514,886 from the acquisition of FTI and MiBridge. The Company expended $1,176,428 for acquisition of property and equipment during the first nine months of 1997.

Financing Activities

During the nine months ended September 1997, the Company had proceeds from borrowings of $5,000,000 from Winter Harbor, LLC ("Winter Harbor"). In October 1997, Winter Harbor completed a $12.1 million equity investment in the Company by transferring approximately $7,000,000 of cash to the Company and electing to apply approximately $5,100,000 (including accrued interest of approximately $100,000) of debt financing previously provided to the Company in exchange for Series M Preferred Shares in the Company which are convertible into common shares, and warrants to acquire additional common shares. The Series M Preferred Shares acquired by Winter Harbor are convertible into 4,400,000 common shares, and entitle Winter Harbor to representation on the Company's board of directors. In connection with the equity investment, Winter Harbor was issued warrants to purchase an aggregate of 10 million shares of the Company's common stock at an aggregate purchase price of $40,325,000.

In October 1997 convertible notes of $717,000 were converted into Class C Preferred Stock and thus will not require future resources of the Company to satisfy the obligation.

During the nine months ended September 30, 1997, the Company received $50,625 in proceeds from the exercise of common stock options.

In the first nine months of 1997, the Company reduced its notes payable, long-term debt and capital lease obligations by $722,896. These reductions include a payment in the amount of $250,000 relative to debt incurred as part of the MiBridge acquisition purchase price.

The Company may require additional financing from sources of equity, third-party debt or similar financing, in order to successfully operate the business as planned. The ability of the Company to meet the demands for growth and expansion will be dependent upon the success the Company achieves in meeting its forecasted sales objectives and anticipated expenses. The availability of capital remains a significant element to the Company's success. There can be no assurance that financing from such additional financing sources as described above will be available to the Company should the need for additional funding arise.


Results of Operations

Comparison of Third Quarter 1997 to Third Quarter 1996


     Telecommunications Service Revenue

Telecommunications service revenue in the third quarter of 1997 was $2,705,135. There was no such revenue in the third quarter of 1996 as this service began with the acquisition of FTI in January 1997.

     Health Care Service Revenue

Health care service revenue was $620,566 in the third quarter of 1997 as compared to $506,099 in the same quarter of 1996. In the third quarter of 1997, the source of health care service revenue is the retail segment of diagnostic imaging as compared to retail services and services rendered to hospitals through contracts in 1996. The transition from contracts with hospitals has resulted in increased revenue in the quarter ended September 30, 1997 as compared to the same quarter of 1996.

Marketing Services Revenue

Marketing services revenue, which includes revenues recognized from independent representatives for training, promotional and presentation materials, and ongoing administrative support was $902,736 in the third quarter of 1997 as compared to $0 in the same quarter of 1996. This channel of distribution of telecommunication services was begun late in the second quarter of 1997 and thus had no comparable revenue in 1996.

Technology Licensing and Development Revenue

Technology licensing and development revenue was $139,700 in the third quarter of 1997. This revenue source is a direct result of the acquisition of MiBridge, Inc. in September 1997. Accordingly there was no such revenue in the same period of 1996.

     Other Revenue

Other revenue decreased $64,297 in the third quarter of 1997 to $0 as compared to $64,297 in the same quarter of 1996. The decrease is primarily due to internet service provider revenue in 1996 that did not recur in 1997.

Telecommunications Network Expenses

Telecommunications expenses increased $3,025,520 in the third quarter of 1997 to $3,500,867 as compared to $475,347 for the same quarter of 1996. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication service revenue that began in 1997 with the acquisition of FTI.

Marketing Services Expenses

Marketing service costs were $1,082,543 in the third quarter of 1997 as compared to $0 for the same quarter of 1996. The expenses directly relate to the Company's marketing service revenue that began late in the second quarter of 1997. Marketing service expenses include commissions and the costs of providing training, promotional and presentation materials and ongoing administrative support.

     Selling, General and Administrative

Selling, general and administrative expense increased $1,450,271 to $2,547,123 in the third quarter of 1997 as compared to $1,096,852 in the third quarter of 1996. The increase was primarily due to increased administrative expense associated with the launch of the multi-level marketing channel and general increase in overhead and personnel expenses associated with growing the Company's telecommunication business.

     Provision for Doubtful Accounts

Provision for doubtful accounts increased $444,078 to $510,746 in the third quarter of 1997 as compared to $66,668 in the same quarter of 1996. This increase is primarily related to the Company's growth in telecommunication service revenue.

     Depreciation and Amortization

Depreciation and amortization increased $603,447 to $981,762 in the third quarter of 1997 as compared to $378,315 in the third quarter of 1996. The increase is primarily due to increased amortization of intangible assets acquired in the acquisition of FTI and MiBridge in 1997 and the issuance of the final 1,000,000 shares of common stock in connection with the acquisition of I-Link Worldwide Inc. in 1996. Depreciation expense also increased due to the acquisition of telecommunication equipment in late 1996 and throughout 1997.

     Acquired In-Process Research and Development

Acquired in-process research and development of $4,235,830 in the third quarter of 1997 related to the acquisition of MiBridge, Inc. in September 1997. Acquired in-process research and development of $9,800,000 in the third quarter of 1996 related to the acquisition of I-Link Worldwide in 1996. These were expensed as technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use. These expenses related to specific acquisitions of other companies and as such are not of a recurring nature other than as may occur if the Company were to acquire other entities in the future.

     Research and Development

Research and development was $282,319 in the third quarter of 1997 as compared to $0 in 1996. The increase is associated with the Company's continuing telecommunication network research and development efforts.

     Interest Expense

Interest expense increased $706,320 to $1,292,170 in the third quarter of 1997 as compared to $585,850 in the same quarter of 1996. The net increase is primarily due to $1,100,000 in amortization of debt issuance costs (non-cash) related to certain warrants granted in connection with $5,000,000 in loans to the Company in the second and third quarters of 1997 and interest of $91,000 on the loans. As the loans were converted into equity in the fourth quarter of 1997, the Company will recognize approximately $4,000,000 of interest expense (non-cash) representing the unamortized balance of debt issuance costs as of September 30, 1997. The increase due to amortization of debt issuance costs was offset by a decrease of $460,000 in imputed interest expense (non-cash) on certain convertible promissory notes issued in 1996, to $0 in the quarter ended September 30, 1997 as compared to $460,000 in the same quarter of 1996.

     Interest and Other Income

Interest and other income increased $11,456 to $44,495 in the third quarter of
1997 as compared to   $33,039 in the third quarter of 1996.  The increase was
primarily due to an increase in the average balance of cash on hand as a result of proceeds from $5,000,000 in loans to the Company in the second and third quarters of 1997.

Comparison of Nine Months Ending September 1997 to Nine Months Ending September 1996

     Telecommunications Service Revenue

Telecommunications service revenue for the nine months ending September 30, 1997 was $7,119,960. There was no such revenue for the same period ending September 30, 1996 as this service began with the acquisition of FTI in January 1997.

     Health Care Service Revenue

Health care service revenue increased $119,352 in the nine months ending September 30, 1997 to $1,800,121 as compared to $1,680,769 in the same period ending September 30, 1996. The increase in revenue is a result of an increase in the number of procedures performed as the Company transitions all of its diagnostic imaging services to the retail market as compared to 1996 when the Company also performed procedures for hospitals through contracts.

     Marketing Services Revenue

Marketing service revenue was $1,623,226 in the nine months ending September 30, 1997 as compared to $0 in the same period ending September 30, 1996. This channel of distribution of telecommunication services began late in the second quarter of 1997 and thus had no comparable revenue in 1996.

     Technology Licensing and Development Revenue

Technology licensing and development revenue was $139,700 in the first nine months of 1997. This revenue source is a direct result of the acquisition of MiBridge, Inc. in September 1997. Accordingly, there was no such revenue in the same period of 1996.

Other Revenue

Other revenue decreased $136,661 in the nine months ending September 30, 1997 to $0 as compared to $136,661 in the same period ending September 30, 1996. The decrease is primarily due to internet service provider revenue in 1996 that did not recur in 1997.

     Telecommunications Network Expenses

Telecommunications expenses increased $9,758,775 in the nine months ending September 30, 1997 to $10,556,657 as compared to $797,882 for the same period ending September 30, 1996. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication service revenue that began in 1997 with the acquisition of FTI.

Marketing Services Expenses

Marketing service costs were $1,723,282 in the first nine months of 1997 as compared to $0 for the same period of 1996. The expenses directly relate to the Company's marketing service revenue that began late in the second quarter of 1997. Marketing service expenses include commissions and the costs of providing training, promotional and presentation materials and ongoing administrative support.

Selling, General and Administrative

Selling, general and administrative expense increased $4,446,023 to $7,573,160 in the nine months ending September 30, 1997 as compared to $3,127,137 in the same period ending September 30, 1996. The increase was primarily due to increased administrative expense associated with the launch of the multi-level marketing channel and an increase in overhead and personnel expenses associated with the growth of the Company's telecommunication business.

     Provision for Doubtful Accounts

Provision for doubtful accounts increased $856,713 to $1,014,244 in the nine months ending September 30, 1997 as compared to $157,531 in the same period ending September 30, 1996. This increase is primarily related to the Company's growth in telecommunication service revenue.

     Depreciation and Amortization

Depreciation and amortization increased $898,193 to $1,801,699 in the nine months ending September 30, 1997 as compared to $903,506 in the same period ending September 30, 1996. The increase is primarily due to increased amortization of intangible assets acquired in the acquisition of FTI and MiBridge in 1997 and the issuance of the final 1,000,000 shares of common stock in connection with the acquisition of I-Link Worldwide Inc. in 1996. Depreciation expense also increased due to the acquisition of telecommunication equipment in late 1996 and throughout 1997.

     Provision for Asset Valuation

The provision for asset valuation occurred in the first quarter of 1997 (none in 1996) and includes a valuation allowance for inventory of $55,341 and a write off of tenant improvements abandoned when I-Link moved corporate headquarters in January 1997 in the amount of $158,603.

     Acquired In-Process Research and Development

Acquired in-process research and development in the nine months ending September 30, 1997 was $4,235,830 which was related to the acquisition of MiBridge, Inc in September 1997. Acquired in-process research and development in the nine months ending September 30, 1996 was $14,577,943 which related to the acquisition of I-Link Worldwide Inc. in February 1996. These amounts were expensed as technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use. These expenses related to specific acquisitions of other companies and as such are not of a recurring nature other than as may occur if the Company were to acquire other entities in the future.

     Research and Development

Research and development was $627,654 in the nine months ending September 30, 1997 as compared to $0 in the same period ending September 30, 1996. The increase is associated with the Company's continuing telecommunication network research and development efforts.

     Interest Expense

Interest expense increased $259,029 to $1,912,645 in the nine months ending September 30, 1997 as compared to $1,653,616 in the same period ending September 30, 1996. The net increase is primarily due to $1,300,000 in amortization of debt issuance costs (non-cash) related to certain warrants granted in connection with $5,000,000 in loans to the Company in the second and third quarters of 1997 and interest of $103,000 on the loans. As the loans were converted into equity in the fourth quarter of 1997, the Company will recognize approximately $4,000,000 of interest expense (non-cash) representing the unamortized balance of debt issuance costs as of September 30, 1997. The increase in interest expense due to amortization of debt issuance costs was offset by a decrease of $1,115,000 in imputed interest expense (non-cash) on certain convertible promissory notes issued in 1996, to $320,000 in the nine months ended September 30, 1997 as compared to $1,435,000 in the same period of 1996.

     Interest and Other Income

Interest and other income increased $140,808 to $186,609 in the nine months ending September 30, 1997 as compared to $45,801 in the same period ending September 30, 1996. The increase was primarily due to an increase in interest income in the first nine months of 1997 as compared to the same period in 1996 due to an increased average balance of cash on hand primarily as a result of proceeds from the Company's sale of Class C Preferred Stock in the third quarter of 1996 and proceeds from $5,000,000 in loans in the second and third quarters of 1997.

Other Items

The Company has reviewed all recently issued, but not yet adopted accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On November 14, 1997, the Company filed a Notice of Claim commencing an arbitration proceeding against MCI Telecommunications, Inc. ("MCI"). The Company purchases from MCI long-distance telecommunications capacity on lines operated by MCI in order to provide long-distance telecommunications services to the Company's customers who reside in geographic areas not yet serviced by the Company's dedicated telecommunications network ("off-net" traffic). Currently, approximately half the Company's long-distance telecommunications traffic is carried off-net. The arbitration proceeding was commenced by the Company pursuant to the provisions of the Carrier Agreement between the Company and MCI, and pursuant to the arbitration rules set forth in MCI's FCC Tariff No. 1. In its Notice of Claim, the Company seeks (1) to have the arbitrator declare that MCI has materially breached its Carrier Agreement with the Company, (2) to have the arbitrator declare that due to MCI's material breach the Carrier Agreement is terminated without the Company being held liable for early termination payment provided for under the Carrier Agreement, and (3) to recover damages from MCI in an as yet undetermined amount. The Company has made arrangements with an alternative national provider of long-distance telecommunications capacity to augment or replace some or all of the capacity provided by MCI, as determined by the Company. At the present time, Management cannot determine the impact, if any, of this arbitration proceeding on the Company's financial statements.


Item 6(a) - Exhibits

None

Item 6(b) - Reports on Form 8-K

Reports on Form 8-K during the quarter ended September 30, 1997 were as follows:

Form 8-K/A#1 filed on August 15, 1997 and 8-K/A#2 filed on September 4, 1997 amending original 8-K filed on June 5, 1997 regarding the MiBridge audited financial statements.

Form 8-K/A#2 filed on September 5, 1997 amending original 8-K filed on January 13, 1997 regarding the Family Telecommunications Incorporated audited financial statements.





SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                               I-Link Incorporated
                                    (Registrant)




Date:     November 19, 1997           By:  /s/ John W. Edwards
                                           John W. Edwards
                                           President, Chief Executive Officer


                                      By:  /s/ Karl S. Ryser, Jr.
                                           Karl S. Ryser, Jr.
                                           Chief Financial Officer, Chief
                                           Accounting Officer, and Treasurer