Form 10-K
period 1997-12-31
I LINK INC
filed 1998-04-15
CIK 849145

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K
                   [X]  ANNUAL REPORT UNDER SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                [  ]  TRANSITION REPORT UNDER SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File No. 0-17973



                            I-LINK INCORPORATED
             (Name of registrant as specified in its charter)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [  ]

The aggregate market value of Common Stock held by non-affiliates based upon the closing bid price on March 31, 1998, as reported by The Nasdaq Stock Market, was approximately $99,515,500.

As of March 31, 1998, there were 16,717,705 shares of Common Stock, $.007 par value, outstanding.

Portions of the Registrant's Registration Statement on Form SB-2 (File No. 333-17861, filed October 20, 1997) are incorporated by reference into Parts I and III hereof.

Item 1. Description of Business.

Overview

     The primary business of the Company, as carried on through its wholly-owned subsidiaries I-Link Systems, Inc. (formerly named I-Link Worldwide Inc.), I-Link Communications, Inc. (formerly named Family Telecommunications Incorporated), MiBridge, Inc., and I-Link Worldwide, L.L.C. (collectively referred to as the "Company" or "I-Link"), is the development, sale and delivery of communications products and services to residential, small business and wholesale customers. I-Link is an Enhanced Internet Protocol (IP) communications company that, as a result of new technology and architectural innovations, is able to deliver to its customers enhanced communications services not available through traditional telecommunications companies, and lower the cost of telephone service, while maintaining the traditional reliability, functionality and ease of use of their existing communications equipment. Unlike other providers of communications services utilizing IP technology, I-Link does not use the Internet as its primary source of delivering services. Rather, I-Link's communications services and products are delivered to customers via both a dedicated data communication network established by I-Link that operates in the same manner as the Internet (the "I-Link Intranet") and existing switched telecommunications networks. I-Link seeks to provide more effective communications solutions and enhanced capabilities to users of traditional telecommunications services through utilization of the I-Link Intranet and other existing data communications networks, as well as through volume purchasing of capacity on traditional switched telecommunications networks. I-Link has developed patent-pending technology and has deployed a national network infrastructure of communications equipment and dedicated lines that enable it to carry traditional telecommunications services over the I-Link Intranet in a manner that maintains traditional telecommunications quality, is transparent to the user, and permits the customer to use his or her existing telecommunications devices and equipment (telephone, fax, pager, etc.).

     With its acquisition of Family Telecommunications Incorporated (now renamed I-Link Communications, Inc.), a regional long distance telecommunications carrier with nationwide delivery of telecommunications services over traditional switched telecommunications networks, the Company in January 1997 launched its marketing efforts and began to obtain customers for its long distance telecommunications services through I-Link. In June 1997, I-Link launched its Network Marketing program, I-Link Worldwide, L.L.C., to market its products and services to the residential and small business markets. Through its marketing activities and through strategic acquisitions of existing customer bases, I-Link will aggressively seek to enlarge its overall customer base. In a given geographic area, the I-Link services are initially delivered across existing switched telecommunications networks. As the number of I-Link customers grows and reaches targeted customer-base size in the geographic area, customer traffic is moved from the traditional switched telecommunications networks to the network of dedicated lines I-Link has established and over which its proprietary technology is deployed (the "I-Link Intranet"). The move from the traditional switched telecommunications network to the I-Link Intranet is transparent to the customer and permits I-Link to make available to the customer an array of enhanced communications services. It also and results in a significant reduction in the cost of delivering the services, both increasing profitability and permitting I-Link to offer increased savings to its customers, as well as differentiating I-Link and its services in a highly commoditized market. I-Link believes this strategy of building customer bases in geographic areas on traditional switched networks and transitioning the traffic to the I-Link Intranet as the size of the customer base increases will result in the most cost effective nationwide deployment of the I-Link Intranet.

     With the acquisition of MiBridge, Inc. ("MiBridge"), a New Jersey-based communications technology company, I-Link is able to develop and offer further communications capability to its customers. MiBridge is engaged in the design, development, integration and marketing of a range of software telecommunication products that support multimedia communications over the public switched telephone network (PSTN), local area networks (LAN), and the Internet. Historically, MiBridge has concentrated its development efforts in compression systems such as voice and fax over IP. MiBridge has developed patent-pending technologies which combine sophisticated compression capabilities with IP telephony technology. The acquisition of MiBridge has permitted I-Link to accelerate the development and deployment of its own IP technology and add strength and depth to its research and development team, and provides I-Link with the opportunity to generate income and develop industry alliances through the strategic licensing of its technologies to other companies within the industry, such as Lucent Technologies and others.

     I-Link's technology enables the user to employ its existing telephone, fax machine, pager or modem (hereafter referred to as "conventional communications equipment") to achieve high-quality communications with other conventional communications equipment, while exploiting and advancing the capabilities of IP technology. Transmission takes place on I-Link's V-Link Network, which is comprised of traditional telecommunication facilities integrated with I-Link's private Intranet. The Intranet portion of the V-Link Network is comprised of leased data lines routing TCP/IP packets. Gateways comprised of sophisticated communications equipment and proprietary software, which I-Link calls Communication Engines[TM], are used to integrate the traditional segments of the V-Link Network with the Intranet segments. The resulting network allows for customers to send and receive communication via the V-Link Network at reduced rates and with much greater capabilities.

     I-Link uses a multi-tiered infrastructure strategy. In some cases, I-Link has and will continue to establish its own local equipment to route communications traffic over the switched public telephone network ("switched facilities"). In others, I-Link will partner with nationally recognized telephone service resellers and Internet Service Providers ("ISPs") to provide the needed local switched facilities consistent with I-Link's service requirements. I-Link will continue to establish its own local switched facilities incrementally as growth in customer base and business needs dictate. Establishment of local switched facility sites is a relatively simple process involving pre-configured Communication Engines (consisting of computer and networking hardware and proprietary software) and communications lines.

     The Communication Engine represents I-Link's patent-pending technology. This technology provides the method which enables conventional communication equipment to communicate with other conventional communication devices via I-Link's combination of traditional switched network and dedicated Intranet. The unique combination of traditional switched network facilities with new data facilities is called the V-Link Network. The V-Link Network receives traffic from the public switched telephone network ("PSTN") as a TDM stream (time division multiplexing) and converts it to IP (internet/intranet protocol) data packets. The data is converted from the PCM (pulse code modulation) format standard to traditional telephony to an I-Link proprietary coding. The I-Link proprietary coding can distinguish among and handles voice, fax and modem communications differently. Voice is compressed using a voice coder or codec, fax and modem traffic are demodulated/modulated. The data can then be stored (such as recording a message), altered (as in changing a fax call from 14400 BPS to 9600 BPS) or redistributed to multiple recipients (as in the case of conferencing).

     The data portion of the V-Link network is called an Intranet. Unlike the traditional telecommunication network, the Intranet uses TCP/IP as its communication protocol. This is the same protocol used by the Internet for computer-to-computer communication. I-Link utilizes TCP/IP because of the potential for interoperability between diverse technologies. This provides the potential for the V-Link Network to integrate fax, voice, e-mail, websites, video conferencing, speech recognition servers, intelligent call processing servers, Internet Information servers, and other technologies in an efficient way. Not all of these technologies are currently implemented within the V-Link network. However, because communication is being carried over a TCP/IP protocol these solutions can be integrated into I-Link's offerings at a fraction of the cost of traditional telecommunication implementations. The advantage of communication via the TCP/IP protocol is that it allows for efficient integration of many enhanced information services as noted above. I-Link doesn't need to build all of the services which are presented to the user; it can easily integrate additional services because the communication protocol offers interoperability between all types of conventional communication equipment.

The other advantage to TCP/IP is that the cost of integration is substantially less as a result of network design. New services, enhancements and updates can be enabled at a central location and linked automatically to a subscriber's packet of services, thus eliminating the costs and time restrictions of installing the enhancement at each physical facility. The result of these benefits is lower cost with higher capabilities.

     Customers take advantage of the V-Link network benefits by subscribing to V-Link. The following two scenarios illustrate V-Link's enhanced communication environment:

     * Caller making a call off-net, or from an area in which I-Link's Intranet is not fully deployed
     * Caller making a call on-net, or from an area in which I-Link's Intranet is fully deployed

     In both cases the caller is attached to V-Link, I-Link's enhanced communications environment. Connecting to V-Link can be done via a local call or a toll-free (800) number. Establishing a connection can be done automatically and transparently via NetLink1+ (an I-Link product which provides intelligent accesses to the V-Link network) or manually by dialing the local number or
(800) number. Once inside the V-Link communication environment, the same functionality is obtained for both on-net and off-net calls. Long distance calls are routed either through the Intranet, or through the traditional network, transparent to the user. In addition to long distance calling capability, entering the V-Link communications environment allows a multitude of enhanced capabilities to the user without the need of any special equipment by the user. Once the communications session is established, a subscriber has the ability to perform multiple operations within the session. Following is a short list of capabilities currently available in the V-Link Communications Environment.

     Enhanced Local or Long Distance Service. Long distance calls can be made at significantly lower rates. The user is provided the ability to multi-task multiple operations within the session. Options include fax, voice, conference call, paging, fax to e-mail conversion, information retrieval, e-mail.

     Single Number Service. Set up to ring a subscriber's office phone, home office phone, cellular phone (or any phone number the subscriber specifies) and pager simultaneously so that he may be reached wherever he is, and without the caller having to try multiple numbers or know his party's current location.

     Call Screening. The subscriber can hear the name of the person calling before deciding to accept the call or send it to voice mail.

     The Personal PBX. Enables the type of services used by a large business PBX, such as putting a caller on hold, music on hold, etc.

     Conference Calling. Provides the ability to conference in up to 9 people at one time.

     Portable Fax. The subscriber receives a fax to his Single Number Service, he is notified that there is a fax in his mailbox, and he can choose to route the fax to any fax machine, or to his e-mail through a fax-to-e-mail gateway.

     Local LEC Services. Services such as voice mail, call waiting, etc.

     Other Features. Other features are possible as I-Link continues to integrate services which it designs and builds as well as those which other providers design and build. One of the key strengths of the V-Link environment is the ability to integrate services from other providers. This integration typically results in systems which are easier to learn and use. Examples of current integration include news services, stock quotes, directory services, and address books.

     Other Customer Options. Some users elect to interface with V-Link via I-Link's V-Phone. The I-Link V-Phone Communication Center[TM] simplifies the use of all V-link services by providing a user-friendly phone, integrated keyboard, information screen, and preset function keys. This makes sending and receiving e-mail much easier for those not familiar with Internet e-mail. It also simplifies the sending of pages and the reception of informational services such as news updates and stock quotes.

Market Opportunities

     Virtually every home and business in the United States today uses long distance telephone services. Even though competition between the various providers of long distance telephone services is intense, I-Link believes the significant cost savings and the increased capabilities that are achieved through the utilization of the V-Link Network and technology make I-Link highly competitive in this marketplace. I-Link targets residential and small-business customers for its "I-Link" branded services through I-Link Worldwide, L.L.C., a nationwide network marketing and sales program. Marketing and sales of the "I-Link" branded products to larger business users will be carried out by traditional sales agents. I-Link wholesales its services on a non-branded basis to various distributors, aggregators, resellers and member organizations that then resell the products to both residential and business end-users.

     Opportunity to Provide Substantial Savings to Users. Use of I-Link services afford the opportunity to substantially reduce the long distance telephone and data transmission charges presently borne by the current user of long distance telephone services. Charges for the use of land-line networks traditionally used in long distance telecommunications are generally based on time and distance, often resulting in substantial long distance charges. In contrast, the charges associated with the new data communications networks (such as I-Link's Intranet and the Internet) are generally fixed.

     Integration of Distinct Networks. There are currently a number of distinct information-transmission networks. Telephone, cable, wireless, and private and public networks are primary examples. Technologies supporting these networks will continue to integrate and evolve, allowing for previously unavailable opportunities for information distribution and access. The current business infrastructure presents impediments to the easy use of those networks. For example, in the fax industry there is a proliferation of fax or fax-like communication technologies, including fax machines, fax servers, fax software and e-mail. But these technologies are not well integrated; a party wishing to send information to others may have to format and send the data several different ways depending on the messaging equipment and systems available to the recipients. I-Link's V-Link Network leverages TCP/IP to integrate these networks and deliver these services to its users.

     Opportunity to Deliver Enhanced Capabilities. The TCP/IP networking protocol and new transmission media such as are often associated with a data communications network such as I-Link's Intranet or the Internet ("Data Communications Network") offer substantially reduced cost and improved data communication capabilities. However, as highlighted above, telephones and fax machines are not TCP/IP-enabled. In the past, in order to take full advantage of the TCP/IP protocol and the Data Communications Network, users first must own or have access to a computer, and then obtain access to the Data Communications Network. Therefore, telephones and fax machines have used traditional land-line telecommunications networks to transmit their voice and data. Charges for the use of those traditional networks are generally based on time and distance, often resulting in high long distance charges. In contrast, the charges associated with the new Data Communications Networks are generally fixed.

     Market Response. Many of the responses seen in the marketplace to the opportunities discussed above are problematic in that they are often computer-oriented. Solutions typically require that a user (i) own a personal computer;
(ii) have access to a Data Communications Network; and (iii) have software compatible with software other users own and use. This significantly limits the market for the solution. Moreover, the responses often follow a product approach rather than a service approach. The product approach, usually modeled after the same approach followed by computer software vendors, imposes further requirements on the user. This approach requires version management, with users required to ensure that their software is current; it requires training and re-training as procedures change; and gives a customer an interface-driven product that often has more capacity than a user needs. I-Link's strategic response to the market is to provide, above all, a true service-based approach, providing customers access to a Data Communications Network via their existing conventional communications equipment and offering an array of enhanced services.

     Another important limitation associated with current Internet telephony solutions is the problem of poor voice quality. I-Link's technology manages and compresses voice, fax, and modem traffic in such a way that calls made via the I-Link V-Link Network retain traditional telephone landline quality.

     Also problematic in the market s current response to new internet protocol opportunities is that products and services are impeded by the delays, down times and intermittent slowness of the traditional Internet. By managing and controlling its Intranet, I-Link can ensure that communication is as "real-time" as customers have become dependant upon.

The Residential Market

     I-Link, through I-Link Worldwide, L.L.C., has targeted all residential users, initially throughout the United States, through the establishment and implementation of a Network Marketing sales program, providing individuals the opportunity to earn commissions on the sale of the I-Link Services to their neighbors and acquaintances. A large amount of interest in I-Link has been generated throughout the network marketing industry, and I-Link believes a significant market opportunity exists through the exploitation of this marketing and sales channel to reach a large number of potential residential customers. I-Link formally launched its Network Marketing sales operation and began marketing in this channel in June 1997.

The Business Market

     The management of I-Link categorizes its domestic and international target business users as follows: (i) small office/home office (SOHO -- up to 10 employees); (ii) small and medium sized businesses (less than 500 employees);
(iii) large businesses (500 or more employees); and (iv) vertical markets. I-Link's current primary target market is composed of the residential and SOHO customers. The advantages of I-Link's technology will over time be beneficial to the other markets. As I-Link grows and matures as a company it will pursue channels which target the other market segments.

     Small and medium-sized businesses often have a difficult time obtaining and using technology. Typically, they lack the resources and/or expertise needed to obtain strategic advantage from state-of-the-art technology. Although I-Link defines small and medium-sized businesses as businesses with less than 500 employees, it is also important to note that departments or offices within larger businesses may also be placed in this category. Larger businesses can dedicate resources and/or funds to technology customization or even technology development. Smaller businesses often must accept off-the-shelf solutions designed for general use. I-Link believes that its services are of significant strategic advantage to small and medium-sized businesses.

Without having to adopt new technology or procedures, small and medium-sized businesses can immediately improve their profitability. Large businesses and high-end national accounts have significant long distance telephone and fax traffic. Management believes those businesses could also realize substantial savings from I-Link's services.

Distribution Plan

     I-Link targets the following distribution methods: (i) Network Marketing sales program; (ii) direct sales using independent sales agents; (iii) selling through independent telephone company or "Telco" resellers; (iv) acquisition of smaller carriers with established customer bases; (v) selling through Internet service providers ("ISPs"); (vi) selling through cable/broadcasting companies;
(vii) selling through direct sales organizations; (viii) direct sales to top national accounts and vertical market resellers ("VMRs"); (ix) selling through established channels of distribution in the retail computer/technology markets;
(x) leveraging OEM channels; and (xi) telemarketing/telesales. Distribution methods currently used by the Company are discussed below.

     Network Marketing Sales Program. I-Link, through I-Link Worldwide, L.L.C., has targeted all residential and small-business users, initially throughout the United States, through the establishment and implementation of a Network Marketing sales program, providing individuals the opportunity to earn commissions on the sale of the products to their neighbors and acquaintances.
A large amount of interest in I-Link has been generated throughout the network marketing industry, and I-Link believes a significant market opportunity exists through the exploitation of this marketing and sales channel to reach a large number of potential residential customers. I-Link formally launched its Network Marketing sales operation and commenced marketing in this channel in June 1997.

     Direct Sales. I-Link intends to use independent sales agents for direct sales of I-Link's products on a commission basis.

     Reselling. It is I-Link's intention to offer telephone service resellers, cable and broadcast companies, ISPs and direct sales organizations significant partnering opportunities. By adding I-Link enabling services to their current list of services, these potential partners enhance their competitive position in highly competitive and increasingly fragmented markets.

     Acquisition of Smaller Carriers. In January 1997, the Company acquired Family Telecommunications Incorporated (now renamed I-Link Communications, Inc. and referred to herein as "ILC"), a regional long distance carrier with over 17,000 established customers. This acquisition brought to I-Link an existing customer base, useful facilities and established industry relationships, and afforded ILC the means to differentiate and enhance the products and services it could offer to existing and potential customers in a highly competitive marketplace. I-Link believes that there exist numerous other local and regional carriers with established customer bases and facilities that could be acquired in the same manner. I-Link intends to continue to seek out these opportunities provided it is able to negotiate terms that are in the Company's best interest.

     OEM Channels. I-Link currently sells MiBridge software and services through an OEM ("original equipment manufacturer") channel. MiBridge customers buy enabling technology which augment their existing or future offerings. These customers pay I-Link an up-front development fee and a recurring royalty. Over time some of the V-Link services will be delivered through this channel.

     Telemarketing. I-Link will use the telemarketing and telesales channels employed by many service providers. As in the example of current business communications providers, I-Link will directly contact customers in strategic markets, stressing the significant cost benefits associated with I-Link services while fielding sales inquiries derived from advertising.

Technology Issues

     I-Link has established Communication Engines at strategic locations in the United States to allow subscribers to access I-Link's network locally, and intends to continue to establish Communication Engines in other strategic locations both in North America and worldwide as the customer base warrants.
The I-Link Intranet is a high-speed interconnected network of Communication Engines. I-Link has created this network by leasing high-speed data lines and/or partnering with existing communications and ISPs that currently provide access to such lines.

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

     The I-Link Intranet is comprised of dedicated telecommunications lines leased from large interexchange carriers ("IXCs") with rigorous performance standards and managed by I-Link. In some cases, parts of the network may be contractually provided by other entities in the future. Management believes I-Link has the ability to monitor and manage all of its network capacity. I-Link Communication Engines monitor and store statistical capacity-related data. Transmission locations, transmission size, and transmission times are easily stored and accessed by the I-Link Intranet. A Network Operations Center monitors data and can immediately detect when utilization levels are high. I-Link can then add capacity as needed. Because I-Link data is associated with specific capabilities (e.g., faxes) and is transmitted between (and encoded and decoded by) I-Link Communication Engines, the type and purpose of the data is well understood and "overhead" bandwidth needs are better addressed. Data segmentation gives the Communication Engines additional ability to maximize capacity. As a result I-Link uses bandwidth up to twelve times as efficiently as traditional telephony and fax systems do over the same medium.

     Security. Security is a major concern associated with data transmission across Data Communications Networks. I-Link controls the routing of data from one Communication Engine to another. Management believes that I-Link's system provides a measure of security that actually makes phone, fax and modem transmission more secure than using traditional methods.

Competition

     The market for business communications services is extremely competitive. I-Link believes that its ability to compete in I-Link's business successfully will depend upon a number of factors, including the pricing policies of competitors and suppliers; the capacity, reliability, availability and security of the I-Link Intranet infrastructure; market presence and channel development; the timing of introductions of new products and services into the marketplace; ease of access to and navigation of the Internet or other such Data Communication Networks; I-Link's ability in the future to support existing and emerging industry standards; I-Link's ability to balance network demand with the fixed expenses associated with network capacity; and industry and general economic trends.

     While I-Link believes there is currently no competitor in the North American market providing the same capabilities in the same manner as I-Link will offer using the I-Link Intranet, there are many companies that offer communications services, and therefore compete with I-Link at some level. These range from large telecommunications companies and carriers such as AT&T, MCI, Sprint, LDDS/WorldCom, Excel, and Qwest, to smaller, regional resellers of telephone line access, and to companies providing Internet telephony.

These companies, as well as others, including manufacturers of hardware and software used in the business communications industry, which could in the future develop products and services that compete with those of I-Link on a more direct basis. These entities may be far better capitalized than I-Link and control significant market share in their respective industry segments. In addition, there may be other businesses that are attempting to introduce products similar to I-Link's for the transmission of business information over the Internet. There is no assurance that I-Link will be able to successfully compete with these market participants.

Government Regulation

     General. Traditionally, the Federal Communications Commission (the "FCC") has sought to encourage the development of enhanced services as well as Internet-based services by keeping such activities free of unnecessary regulation and government influence. Specifically in the area of tele-communications policy and the use of the Internet, the FCC has refused to regulate most online information services under the rules that apply to telephone companies. This approach is consistent with the passage of the Telecommunications Act of 1996 ("1996 Act") which expresses a Congressional intent "to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by Federal or State regulation."

     Federal. Since 1980, the FCC has refrained from regulating value-added networks ("VANs"), software or computer equipment that offer customers the ability to transport data over telecommunications facilities. By definition, VAN operators purchase transmission facilities from "facilities-based" carriers and resell them packaged with packet transmission and protocol conversion services. Under current rules, such operators are excluded from regulation that applies to "telecommunications carriers" under Title II of the Communications Act.

     In the wake of the 1996 Act, however, the FCC is revisiting many of its past decisions and could impose common carrier regulation on some of the transport and resold telecommunications facilities used to provide telecommunications services as a part of an enhanced or information service package. The FCC also may conclude that I-Link's protocol conversions, computer processing and interaction with customer-supplied information are insufficient to afford the Company the benefits of the "enhanced service" classification, and thereby may seek to regulate some of the Company's operations as common carrier/ telecommunications services. The FCC could conclude that such decisions are within its statutory discretion, especially with respect to voice services.

     I-Link has been moving its customers off the facilities of existing long distance carriers, and has increased its reliance on a proprietary Internet protocol network for transmission in the hope of enjoying minimal federal regulation under current rules. Historically, the FCC has not regulated companies that provide the software and hardware for Internet telephony, or other Internet data functions, as common carriers or telecommunications service providers. Moreover, in May 1997 the FCC concluded that information and enhanced service providers are not required to contribute to federal universal service funding mechanisms.

     Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which the FCC has long-standing authority. The FCC's framework for "enhanced services" confirms that the FCC has authority to regulate computer-enriched services, but provides that carrier-type regulation would not serve the public interest. Only recently has this general approach been questioned within the industry.

     In March 1996, for instance, America's Carriers Telecommunications Association ("ACTA"), a trade association primarily comprised of small and medium-size interexchange carriers, filed a petition with the FCC asking that the FCC regulate Internet telephony. ACTA argued that providers of software that enable real-time voice communications over the Internet should be treated as common carriers and subject to the regulatory requirements of Title II of the Communications Act. The FCC sought comment on the request and has not yet issued its decision.

     Congress directed the FCC to submit a report by April 10, 1998, describing how its classification of information and telecommunications services is affecting contributions to universal service charge funds. U.S. Senators from several states with large rural areas have expressed concern that migration of voice services to the Internet could erode the contribution base for universal service subsidies. There will likely be continuing pressure from those Senators to classify Internet telephony as a telecommunications service, rather than an information service, so that it can be subjected to a regulatory assessment for universal service contributions.

     Any FCC determination that Internet-based service providers should be subject to some level of Title II regulation could affect the manner in which I-Link operates, to the extent it uses the Internet to provide facsimile or voice capabilities, as well as the costs of complying with federal common carrier requirements. With the passage of the 1996 Act, the precise dividing line or overlap between "telecommunications" and "information" services as applied to Internet-based service providers is uncertain. Consequently, I-Link's activities may be subject to evolving rules as the FCC addresses novel questions presented by the increased use of the Internet to offer services that appear functionally similar to traditionally-regulated telecommunications services. At this time, it is impossible to determine what effect, if any, such regulations may have on the future operation of the Company.

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

     Whether the states within which I-Link makes its Intranet services capabilities available will seek to regulate I-Link's activities as a tele-communications carrier will depend largely on whether the states determine that there is a need for or other public benefits of such regulation. The staff of the Nebraska Public Service Commission, for example, recently informally concluded that an Internet telephony gateway service operated by a Nebraska Internet Service Provider was required to obtain state authority to operate as a telecommunications carrier. The FCC has authority to preempt state regulation that impedes competition; it has not, however, had occasion to consider this or similar decisions. Under certain circumstances, the FCC may have occasion to preempt state regulation. This issue has not yet been squarely placed before the FCC for resolution.

Delivery of Services Over Existing Switched Telecommunications Networks

     A portion of I-Link's communications services are currently delivered over existing switched telecommunications networks through I-Link Communications, Inc. (formerly named Family Telecommunications Incorporated, and referred to herein as "ILC"). ILC is a long distance telecommunications carrier that provides long distance service to all states of the United States except Alaska. In January 1997 ILC was acquired by the Company in a share exchange transaction. Through this acquisition, ILC provided the Company, through ILC's contractual agreements with other primary carriers and utilization of telephone facilities and equipment owned and operated by ILC, access to the switched telephone network at favorable rates. Access to the switched telephone network is a necessary component of the I-Link Intranet in order for phone and fax transmissions to be routed to destinations in lesser populated geographic areas that are not serviced by one of I-Link's Communication Engines. In addition, the access to the switched telephone network at favorable pricing permits I-Link to develop and expand its customer bases in given geographic areas across the switched telephone network until such time as management determines the size of the customer base and the capacity and timing of the deployment of the I-Link Intranet in the area can support the transfer of the customers from the switched telephone network to the I-Link Intranet.

     ILC was incorporated under the laws of the state of Utah in 1996, and maintains its principal place of business in Phoenix, Arizona. ILC also maintains facilities in Salt Lake City, Utah. Through its Carrier Agreement with Sprint, I-Link provides 1-plus long distance service, 800/888 service, worldwide calling card service, worldwide prepaid phone card service, long distance cellular phone service, data line service and T-span service. Customers using Bell South, Bell Atlantic, Ameritech, GTE Corp., NYNEX Corp., Pacific Telesis Group, US West, Southwestern Bell, Sprint, SNET, ALLTEL Corp., Rochester Telephone Corp., Cincinnati Bell Telephone, and Citizens as their local telephone company are being offered I-Link's long distance programs. This represents approximately 97% of all telephone lines in the United States; however, there can be no assurance the Company will be successful in attracting new customers or increasing its market share of long distance services.

     ILC currently maintains switch facilities in twelve states. This equipment allows I-Link to offer additional services in the geographic areas in its home state and surrounding states, and to offer specialized services, including a variety of customized 800/888 service, voice mail, voice inter-active services, debit cards, travel cards and other customized services to its entire customer base.

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

     For most of this century, the industry was divided between the Bell System, companies owned by or affiliated with AT&T, and the 1,600 or so local telephone independents, companies not affiliated with AT&T, but often components of large non-Bell holding companies. Although the independents served more geographic areas, the Bell System accounted for more than 80% of the telephones and provided most of the intermediate long distance toll lines. In the 1970's, the picture began to change when several smaller companies began to offer long distance services to customers in direct competition with AT&T, usually at lower prices. Due to this competition, the projected growth of the markets, and rapid technological changes, among other factors, the Department of Justice in 1974 filed an antitrust suit against AT&T alleging monopolistic practices. The settlement of the suit that occurred in January 1982 mandated that AT&T spin-off the local telephone companies into seven regional independent operating companies (the "Baby Bells") that would remain monopolies in their respective territories, but would be prohibited from selling long distance services that crossed geographic boundaries, and permitted AT&T to keep its manufacturing, research and development, and interexchange assets. Beginning
In 1984, the Baby Bells were required under the settlement to provide access to all long distance carriers "equal in type, quality and price" to that provided to AT&T.

     The AT&T spin-off and the equal access regulation has enabled the long distance telephone industry to experience significant growth. The telephone system that has been developed is referred to as a "switched network." In a switched network the phone call first goes from the terminal (the telephone, computer or printer) over local lines to a local switch (the local exchange). The telephone number dialed tells the switch whether the destination is inside or outside the exchange. If the call is directed to a phone within the exchange, the switch will send an electronic signal to the number being called. Once the phone is picked up, the connection is made. If the called number is outside the exchange, the switch will send the call signal over a trunk line to the switch in the correct exchange and that switch will signal the phone at the destination in order to make the connection. The central office is owned by the local phone company and contains switching equipment that is hardwired to every telephone in its area. In addition, it has trunk cables that connect the central office to other central offices. In a seven-digit telephone exchange number, the first three digits of every phone number designates the local area served by the central office. Several central offices, and, therefore, several exchange numbers, are grouped together to form calling areas serviced by the local phone company.

     Often the telephone call is a destination number that crosses a boundary between groups of central offices, known as the Local Access and Transport Area
(LATA). There are well over a hundred LATAs in the U.S. The area code dialed signals the local switch that an interexchange or inter-LATA or toll or long distance call is to be terminated. The local switch then sends the call to a toll switch, which directs the call over toll, long distance, or interexchange network lines to the toll switch at the destination city. That switch, in turn, directs the call to the proper local exchange switch which signals the phone at the number dialed. At present, most transmission on the local level is by means of copper wires, coaxial cable or fiber optics, but long distance communication also takes place by means of wire cable, terrestrial or satellite radio, or by a combination of transmission media. The trend is to replace these other media with fiber optics for more flexible services.

     The most common method of making long distance calls is to first dial a "1" plus the number to be called. The number includes an area code destination comprised of three digits, followed by the three digit telephone exchange and then the four digit location. The call goes first to the local phone company central office and then it is handed off to the long distance carrier chosen by the customer. At the terminating end of the call, it is passed back to the local phone company in the terminating area code for completion. Both local telephone companies collect access charges from the long distance carrier for these services. Whenever an interstate call is preceded by a "1" and an area code, the local phone company hands the call off to a long distance carrier, who will complete the call. The local telephone company knows that a long distance call must be handed off when the number dialed has ten digits.

     Although the telecommunications industry was originally developed to send electronic analog signals representing the speech pattern of the person talking, the industry is evolving from the analog pattern to a digital network. Digital lines provide higher quality service and, because of the computer technology, make it possible for switches and lines to handle many times more calls at one time than they could previously. The only significant part of the telephone system that is still analog today is from the phone to the central telephone office.

     While a monumental step, the AT&T breakup and the creation of the independent Regional Bell Operating Companies ("RBOCs") originally did nothing more than reshape the existing ownership. Initially, the breakup left AT&T with a near monopoly on long distance service. It was the requirement of "equal access" that led to the birth of a competitive long distance market in the U.S. As part of the settlement, the Department of Justice required that the Bell Operating Companies (BOCs) offer their customers access to all long distance or IXCs, not just AT&T. Under "equal access," the phone subscribers were given the opportunity to preselect the "long line" carrier of their choice and, thereafter, to obtain from their BOC automatic access to that preselected IXC.

     With deregulation and its concomitant "equal access" requirement, the number of independent long distance carriers in the United States has grown from the handful existing ten years ago to over 600 IXCs today, which control close to one-half the market share in terms of long distance or interexchange minutes. The bulk of the market capture was accomplished by MCI, Sprint and LDDS/WorldCom through extensive and mass advertising campaigns and the ability to offer service throughout the entire U.S. These three carriers have priced their product at approximately the same price or just below that of AT&T. The smaller carriers have captured only a small portion of this new market. Management believes this is largely due to two factors. The first is the inability to offer service throughout the U.S. Instead, most small carriers can only offer service to a small geographic location and thus have a limited number of customers from which to draw. The second reason is the lack of resources to commit to large advertising campaigns. The smaller carriers have captured market share basically by offering prices that are substantially below those of the largest four carriers.

     The FCC has extensive authority to regulate long distance carriers and has the power to review requests for interstate rate changes and other aspects of a carrier's operations. It has generally not exercised this power to review changes in the domestic charges of the smaller carriers that compete with the big four. The FCC has generally allowed competition to be the determinant of the prices these small competitors charge. Moreover, except in certain circumstances, the FCC increasingly has sought to reduce the level of regulation on all interstate service providers, including AT&T.

     In recent years, the European Commission has opened Europe's nationalized telecommunications industry to free market competition. Much like the AT&T breakup, the operation of basic local telephone services has been left to each country's current national carrier, with "deregulation" focused on the more lucrative long distance and value-added (e.g. data transmission) markets.

Competition in the Switched Network Market

     I-Link's competition in the switched network market is all other long distance providers. Due to the number of regional and local carriers, the number of competitors varies by geographic region. However, the principal competition is the big four carriers, AT&T, MCI, Sprint, LDDS/WorldCom and local regional Bell companies. With these carriers controlling the vast majority of the market share throughout the U.S., the majority of the potential customers to which I-Link's products and services are marketed are customers of one of these carriers. The competitive advantages these four largest carriers have are primarily pervasive nationwide networks, name recognition, operating histories, and substantial advertising resources.

Federal Regulation

     I-Link competes in an industry that, to a large degree, continues to be regulated by federal and state governmental agencies. At approximately the same time as the required divestiture of the BOCs from AT&T in 1984, the FCC announced rules that were created to foster a self-regulating interstate tele-communications industry, relying upon competitive forces to keep rates and services in check.

     The FCC has regulatory jurisdiction over interstate and international telecommunications common carriers, including ILC. Since 1981, the FCC has sought to deregulate substantially the interstate activities of non-dominant interexchange carriers such as ILC. For instance, in addition to subjecting non-dominant carriers to streamlined regulation, on numerous occasions the FCC has attempted to exempt non-dominant carriers from federal tariffing requirements altogether. Most recently, the FCC sought to forebear from imposing tariffing requirements on the domestic telecommunications offerings of non-dominant carriers pursuant to Section 10 of the 1996 Act. The FCC's order taking this action, however, was stayed by the United States Court of Appeals for the District of Columbia Circuit on February 13, 1997. FCC rules, therefore, continue to require interstate service providers to tariff their service offerings at the FCC.

     In addition to various annual filing requirements, interstate common carriers also are required by federal law to ensure that their rates are reasonable and do not discriminate unreasonably among and between similarly-situated customers. Moreover, facilities-based interstate carriers are subjected to additional reporting requirements not imposed on interstate service resellers.

Interstate Access Transport Proceeding

     In an effort to encourage competition in the provision of interstate access services, the FCC granted increased pricing flexibility to its local exchange carriers for "access transport" services. Access transport refers to the connection provided by local exchange carriers between long distance carriers' long distance facilities and the customer's telephone. These rate structures previously were designed such that local telephone companies assessed an equal charge per unit of access to all long distance carriers, regardless of the volume of local access that these long distance carriers independently generated. Under the new FCC pricing plan, adopted in the fall of 1993, local telephone companies were allowed to offer more cost effective access to those long distance carriers with very high access volumes in a particular local market. Accordingly, long distance carriers with lesser access requirements, such as ILC, could experience increases in their overall average access cost relative to larger competitors.

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

Recent Legislation

     In February 1996, the Telecommunications Act of 1996 (the "1996 Act") was signed into law. The purpose of the 1996 Act is to promote competition in all aspects of telecommunications. The 1996 Act requires telecommunications carriers to interconnect with other carriers and to provide for resale, number portability, dialing parity, access to rights-of-way and compensation for reciprocal traffic. Additionally, incumbent local exchange companies ("ILECs") are required to provide nondiscriminatory unbundled access, resale at wholesale rates and notice of changes that would affect interoperability of facilities and networks.

     In August 1996, the FCC adopted a national regulatory framework for implementing the local competition provisions of the 1996 Act, including adoption of rules delineating interconnection obligations of ILECs, unbundling requirements for ILEC network elements, requirements for access to local rights of way, dialing parity and telephone numbering and requirements for resale of and nondiscriminatory access to ILEC services. In many instances, the FCC left the task of implementing the FCC's regulatory standards to the individual states. Numerous states and ILECs have appealed the FCC's decisions and a judicial determination of the legality of the FCC's interconnections rules is pending at the United States Court of Appeals of the Eighth Circuit and there is currently a stay in place on many of the FCC's interconnection rules promulgated under the 1996 Act. A reversal of the legality of the FCC's decisions could affect the development of local competition in the markets in which I-Link operates, as well as the pricing of services of interest to I-Link. It also could affect I-Link's future plans to expand into new markets to the extent efficient interconnection to local facilities is required for competitive market entry.

     Pursuant to Section 254 of the 1996 Act, the FCC also recently initiated a rulemaking to establish a new federal universal service mechanism, and state authorities are revisiting the method by which universal service is funded. The proceeding will determine the extent to which interstate carriers will be required to contribute to federal universal service funds, as well as their ability to draw universal service support. Resolution of the issues raised in this proceeding will affect the cost of providing interstate service and the way I-Link conducts its business.

     The 1996 Act also provides that RBOCs may provide long distance service upon enactment that is out-of-region or incidental to: (1) audio/video programming; (2) Internet for schools; (3) mobile services; (4) information or alarm services; and (5) telecommunications signaling. In order for a BOC to provide in-region long distance service, the 1996 Act requires the BOC to comply with a comprehensive competitive checklist and expands the role of the U.S. Department of Justice in the FCC's determination of whether the entry of a BOC into the competitive long distance market is in the public interest. Additionally, there must be a real facilities-based competitor for residential and business local telephone service (or the failure of the potential providers to request access) prior to a BOC providing in-region long distance service. BOCs must provide long distance services through a separate subsidiary of at least three years. Until the BOCs are allowed into long distance or three years have passed, long distance carriers with more than five (5) percent of the nation's access lines may not jointly market BOC resold local telephone service, and states may not require the BOCs to provide intraLATA dialing parity.

     Telecommunications companies also may provide video programming and cable operators may provide telephone service in the same service area. The 1996 Act prohibits telecommunications carriers and cable operators from acquiring more than ten percent of each other, except in rural and other specified areas.

     The impact of the 1996 Act on I-Link is unknown because a number of important implementation issues (such as the nature and extent of continued subsidiaries for local rates) still need to be decided by state or federal regulators. However, the 1996 Act offers opportunities as well as risks. The new competitive environment should lead to a reduction in local access fees, the largest single cost in providing long distance service today. For instance, as discussed above, the FCC has initiated a rulemaking to reform its system of interstate access charges to make the pricing of interstate access more compatible with the pricing principles of the 1996 Act and with federal and state actions to open local networks to competition. The FCC proceeding will affect the current pricing relationships between interstate carriers, such as ILC, and ILECs. Specifically, it will determine what is paid to the ILECs for access to their facilities and how it will be paid. While it is generally expected that access charges will decrease under the new rules, it is impossible to predict how the proposals may affect existing pricing relationships.

     Moreover, the removal of the long distance restrictions on the BOCs is not anticipated to have an immediate significant impact on I-Link because of the substantial preconditions that must be met before the BOCs can provide most in-region long distance services. Nevertheless, the entry of these local telephone companies into long distance telecommunications services could result in new competition and there is a possibility that the local telephone companies will be able to use local access to gain a competitive advantage over other long distance providers such as I-Link.

State Regulation

     The 1996 Act bars states from applying any restrictions that have the legal or practical effect of prohibiting the competitive provision of local or long distance telecommunications services, and the FCC has exercised its authority under the 1996 Act to preempt such restrictions. In most states, ILC is required to obtain state regulatory certification prior to commencing operations. As of December 31, 1997, ILC had received authorization to provide telecommunications services to its customers in all of the states with the exception of Alaska, and is in the process of applying for authorization to provide telecommunications services to customers in Alaska. In addition, ILC is required to maintain on file at the state regulatory commissions in those states a tariff or schedule of its intrastate rates and charges. As I-Link expands the geographic scope of its direct dial long distance business, ILC may be required to obtain additional state regulatory approvals to provide intrastate long distance services.

     Various state legislatures and public utility commissions are considering a variety of regulatory policy questions which could adversely affect I-Link. At this time, however, it is impossible to determine what effect, if any, such regulations, including the cost of compliance with such regulations, may have on I-Link's operations.

Medical Imaging Division

     The majority of the Company's revenue in 1996 and 1995 was derived from owning and operating outpatient diagnostic imaging facilities in Florida. This revenue was primarily generated from two subsidiaries operating magnetic resonance imaging ("MRI") facilities. Effective December 31, 1997, the
Company made the decision to sell its Medical Imaging Division. The Board of Directors approved the plan of disposal on March 23, 1998. Consequently, the Medical Imaging Division has been accounted for as a discontinued operation in the financial statements included herein. For a full discussion of the Medical Imaging Division, see the discussion entitled "Business of the Medical Imaging Division" in the Company's Registration Statement on Form SB-2 (File No. 333-17861), as amended, which is incorporated herein by this reference. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Description of Property.

     In September 1996, I-Link entered into a lease for 14,000 square feet of space for its offices and other facilities in Draper, Utah pursuant to a commercial lease dated September 11, 1996. The term of the lease is seven years commencing November 5, 1996, subject to the right to extend for an additional five years. The initial base rent is approximately $11,650 per month. I-Link has delivered $162,000 in certificates of deposit to the landlord as a security deposit under the lease. I-Link also leases several other spaces to house its Communication Engines throughout the United States. Such spaces vary in size and are rented on a month-to-month basis.

     The Company currently occupies approximately 3,400 square feet on a month-to-month basis for its Medical Imaging Division offices located in St. Petersburg, Florida. The Company leases approximately 2,400 square feet for its outpatient MRI center located in Tampa, Florida. The lease for the medical facility expires May 31, 1998. The Company has the option to extend the medical facility lease an additional two years.

     ILC currently leases and occupies approximately 3,600 square feet of office space in Phoenix, Arizona, pursuant to a commercial lease dated March 18, 1996. The lease term is four years and two months commencing March 18, 1996 beginning with a base rent of $3,598 per month and escalating to $4,498 per month at the end of the lease. ILC also currently leases and occupies approximately 5,100 square feet of office space in Salt Lake City, Utah, pursuant to a commercial lease dated July 1, 1996. The lease term is five years commencing July 1, 1996 beginning with a base rent of $5,313 per month and escalating to $5,843 per month at the end of the lease.

     MiBridge rents 1,800 square feet of office space in Eatontown, New Jersey under a one-year lease effective May 1, 1997 at a cost of $2,000 per month. After the initial term of the lease, MiBridge may continue occupancy of its space on a month-to-month basis. MiBridge may cancel such lease without penalty upon 30 days notice to the lessor.

Item 3. Legal Proceedings.

     On November 14, 1997, the Company filed a Notice of Claim commencing an arbitration proceeding against MCI Telecommunications, Inc. ("MCI"). In the past, the Company purchased from MCI long distance telecommunications capacity on lines operated by MCI in order to provide long distance telecommunications services to the Company's customers who resided in geographic areas not yet serviced by the Company's dedicated telecommunications network ("off-net" traffic). The arbitration proceeding was commenced by the Company pursuant to the provisions of the Carrier Agreement between the Company and MCI, and pursuant to the arbitration rules set forth in MCI's FCC Tariff No. 1. In its Notice of Claim the Company seeks (1) to have the arbitrator declare that MCI has materially breached its Carrier Agreement with the Company, (2) to have the arbitrator declare that due to MCI's material breach the Carrier Agreement is terminated without the Company being held liable for the early termination payment provided for under the Carrier Agreement, and (3) to recover damages from MCI in an as yet undetermined amount. MCI has submitted a counterclaim against the Company in the arbitration proceeding seeking $4,431,290 for claimed services rendered and under-usage penalties, and has reserved the right to amend its counterclaim to potentially include claims for early termination penalties and claimed services rendered in November and December 1997. Management believes the Company has valid defenses against MCI's counterclaim, and will vigorously contest all such claims. Subsequent to the Company's commencement of the MCI arbitration proceeding, the Company made arrangements with an alternative national provider of long distance tele-communications capacity to replace all of the capacity provided by MCI.
At the present time Management cannot determine the impact, if any, this arbitration proceeding may have on the Company.

     Information relating to a claim brought against the Company by JW Charles Financial Services, Inc. ("JW Charles") is incorporated herein by this reference to the discussion entitled "Legal Proceedings" in the Company's Registration Statement on Form SB-2 (File No. 333-17861), as amended. Such claim was settled.

     The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 4. Submission of Matters to a Vote of Securityholders.

     The 1997 Annual Meeting of Stockholders of the Company was held on October 7, 1997. A total of 7,244,732 shares of the Company's Common Stock (out of a total of 11,627,597 such shares outstanding on the record date and entitled to vote at such meeting) were duly represented in person or by proxy at the meeting. The following is a description of the matters submitted to stockholders of the Company at the meeting, including a recital of the number of votes cast for, the number of votes cast against (or withheld), the number of abstentions and the number of broker non-votes:

     1. To elect two class III directors to serve for three years and until their successors have been duly elected and shall qualify.

     John W. Edwards:

     For:  7,242,809  Against:  1,923  Abstain:  -0-  Broker non-votes:  -0-

     R. Huston Babcock:

     For:  7,242,994  Against:  1,738  Abstain:  -0-  Broker non-votes:  -0-


     Messrs. Edwards and Babcock will serve for three year terms, and thereafter until their successors are elected. Mr. Clay Wilkes was a Class I director; he resigned effective March 10, 1998. Messrs. Joseph A Cohen and Henry Y.L. Toh are Class II directors. Their terms as directors will expire at the second succeeding annual meeting of stockholders.

     2. To approve and adopt an amendment of the Company's Articles of Incorporation to change the Company's name to I-Link Incorporated.


     For:  7,242,404  Against:  116  Abstain:  2,212  Broker non-votes:  -0-


     3. To approve and adopt an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Preferred Stock from 500,000 shares of Preferred Stock, $10.00 par value, to 10,000,000 shares of Preferred Stock, $10.00 par value, to permit the conversion of convertible notes issued in September 1996, the issuance of Series D Preferred Stock and Series M Preferred Stock and for other general corporate purposes.


     For:  7,180,916  Against:  56,513  Abstain:  7,303  Broker non-votes:  -0-

     4. To approve and adopt an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 20 million shares of Common Stock, $.007 par value, to 75 million shares of Common Stock, $.007 par value, to permit the issuance of shares in connection with the Company's acquisition of Family Telecommunications Incorporated, the issuance of options and warrants and for other general corporate purposes.

     For:  7,175,831  Against:  61,723  Abstain:  7,178  Broker non-votes:  -0-

     5. To approve the adoption of the 1997 Recruitment Stock Option Plan which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights.

     For:  7,163,848  Against:  72,677  Abstain:  8,207  Broker non-votes:  -0-



                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq") tier of the Nasdaq Stock Market under the symbol "ILNK." Prior to March 8, 1996, the Common Stock was traded on Nasdaq under the symbol "MDCR." Although the Common Stock is currently listed for quotation on Nasdaq, there can be no assurance given that the Company will be able to continue to satisfy the requirements for maintaining quotation of such securities on Nasdaq or that such quotation will otherwise continue. The Company has no current plans to apply for listing of any of the shares of Class C, Class D or Class M
Preferred Stock, the Commonwealth Warrants or any of its other securities for quotation on Nasdaq.

     The range of high and low bid information for the Common Stock for each full quarterly period during the 1997 and 1996 calendar years, is as follows:

                Quarter Ended             High Bid        Low Bid
                ------------------        --------        --------
                March 31, 1996             $ 7.63           $1.00
                June 30, 1996                9.75            6.13
                September 30, 1996           7.50            4.06
                December 31, 1996            6.00            4.00

                Quarter Ended             High Bid        Low Bid
                ------------------        --------        -------
                March 31, 1997             $ 7.50           $3.63
                June 30, 1997               15.50            4.00
                September 30, 1997          10.56            4.00
                December 31, 1997           10.00            4.19


     These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

     As of March 31, 1998, there were approximately 403 stockholders of Common Stock of record and in excess of 5,700 beneficial owners.

On March 31, 1998, the closing price for a share of Common Stock was $7.31.

Item 6. Selected Financial Data.

     The selected financial data set forth below for the Company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of December 31, 1995, 1994 and 1993 and for each of the two years in the period ended December 31, 1994 are derived from the financial statements not included elsewhere herein. The data set forth below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, set forth in full elsewhere in this report.


                                                            Year Ended December 31,
                                 -----------------------------------------------------------------------------
                                     1997            1996            1995            1994            1993
                                 -------------   -------------   -------------   -------------   -------------
Statement of Operations Data:

Revenues:
 Telecommunications services     $ 11,081,007    $          -    $          -    $          -    $          -
 Marketing services                 2,637,331               -               -               -               -
 Other                                346,875         170,532               -               -               -
                                 -------------   -------------   -------------   -------------   -------------
   Total revenues                  14,065,213         170,532               -               -               -
                                 -------------   -------------   -------------   -------------   -------------

Operating expenses:
 Telecommunications
  network expenses                 14,634,999       1,120,779               -               -               -
 Marketing services costs           4,294,014               -               -               -               -
 Selling, general,
  administrative and other         20,997,262      18,536,090               -               -               -
                                 -------------   -------------   -------------   -------------   -------------
    Total operating expenses       39,926,275      19,656,869               -               -               -
                                 -------------   -------------   -------------   -------------   -------------

Operating loss                    (25,861,062)    (19,486,337)              -               -               -

Other income (expense)            ( 2,806,630)    ( 2,677,640)              -               -               -
                                 -------------   -------------   -------------   -------------   ------------
Loss from continuing operations   (28,667,692)    (22,163,977)              -               -               -

                                                            Year Ended December 31,
                                 -----------------------------------------------------------------------------
                                     1997            1996            1995            1994            1993

                                 -------------   -------------   -------------   -------------   -------------
Income (loss) from discontinued
 operations                       ( 1,191,009)    (   900,263)    (   551,909)    (   715,434)         11,415
                                 -------------   -------------   -------------   -------------   -------------

Net income (loss)                $(29,858,701)   $(23,064,240)   $(   551,909)   $(   715,434)   $     11,415
                                 =============   =============   =============   =============   =============

Basic and diluted net income
 (loss) per common share         $(     10.17)   $(      6.53)   $(      0.39)   $(      0.55)   $      0.00
                                 =============   =============   =============   =============   =============

Balance Sheet Data:

Working capital                  $( 2,955,180)   $  1,305,814    $          -    $          -    $          -
Property and equipment, net         3,551,917       1,575,769               -               -               -
Net assets of discontinued
 operations                           595,377       1,668,223       2,124,965       2,461,170       3,148,526
Total assets                       24,252,876       9,864,696       2,124,965       2,461,170       5,582,299
Long-term obligations               1,921,500         236,705         669,799         525,380               -
Stockholders' equity               12,549,196       6,298,617       1,455,166       1,935,790       2,623,146

     In January 1997, the Company acquired I-Link Communications (formerly Family Telecommunications, Inc.), an FCC-licensed long distance carrier. With the acquisition, the Company began its telecommunications services operations. Effective December 31, 1997 the Company made the decision to discontinue the operations of its Medical Imaging Division. The plan of disposal was approved by the Company's Board of Directors on March 23, 1998. The net operating activities and net assets from the Medical Imaging Division are presented separately as discontinued operations in the above table.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "intended" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

     Among many factors that could cause actual results to differ materially are the following: the Company's ability to finance and manage expected rapid growth; the Company's ability to attract support and motivate a rapidly growing number of independent representatives; competition in the long distance tele-communications and ancillary industries; the Company's ongoing relationship with its long distance carriers and vendors; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting policies, litigation, federal and state governmental regulation of the long distance telecommunications and internet industries; the Company's ability to maintain, operate and upgrade its information systems and network; the Company's success in deploying it's Communication Engine network in internet telephony and the Company's success in the offering of other enhanced service products.

     Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of the Company's financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Results of Operation

     Operating results for 1997, 1996 and 1995 are not comparable due to changes in the operations of the Company. The operations of the Company in 1995 were related to diagnostic and clinical services to healthcare facilities and sales of medical equipment through several subsidiaries of I-Link Incorporated (formerly Medcross, Inc.). In February 1996 I-Link Incorporated acquired I-Link Systems, Inc. (formerly I-Link Worldwide Inc). In January 1997 the Company acquired I-Link Communications (formerly Family Telecommunications, Inc. and referred to herein as "ILC") and in August 1997 the Company acquired MiBridge, Inc. In 1997, the Company launched operations of a network marketing program through I-Link Worldwide, L.L.C., to market its products. In December 1997, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the healthcare industry in order to concentrate on its telecommunications and technology sectors. Accordingly, the healthcare operation during the three years ended December 31, 1997 has been reported as discontinued operations. Therefore 1995 has no revenue or expense from continuing operations, 1996 includes the operations of I-Link Systems and 1997 includes the operations of I-Link Communications Inc., I-Link Systems Inc., I-Link Worldwide, L.L.C. and MiBridge Inc.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Revenues

     Net operating revenue of the Company in 1997 included three new sources of revenue which were: (1) telecommunication service revenues of $11,081,007 which is a result of the acquisition of ILC in January 1997; (2) marketing services of $2,637,331 which began in June 1997 and includes revenues from the Network Marketing channel, including revenues from independent representatives for training, promotional and presentation materials; and (3) technology licensing and development revenues of $346,875 which began in August 1997 upon the acquisition of MiBridge, Inc. which develops and licenses communications software that support multimedia communications over the public switched and local area networks and the Internet. In 1996 the Company had other revenue of $170,532 which was associated with internet service provider services the Company did not offer in 1997.

Operating costs and expenses

     Telecommunications network expenses increased $13,514,220 to $14,634,999 in 1997 as compared to $1,120,779 in 1996. The increase is related to the costs of continuing development and deployment of the Company's communication network and expenses related to the telecommunication service revenue that began in 1997 with the acquisition of ILC.

     Marketing services costs were $4,294,014 in 1997 and $0 in 1996. These costs directly relate to the Company's marketing services revenue that began late in the second quarter of 1997 and include commissions and the costs of providing training, promotional and presentation materials and ongoing administrative support of the Network Marketing channel.

     Selling, general and administrative expenses increased $9,044,840 to $11,948,568 in 1997 as compared to $2,903,728 in 1996. The increase was primarily due to increased administrative expense associated with the launch of the Network Marketing channel and an increase in overhead and personnel expenses associated with growing the Company's telecommunication and technology licensing and development businesses.

     Provision for doubtful accounts increased $1,369,004 to $1,385,000 in 1997 as compared to $15,996 in 1996. The increase is related directly to the growth in telecommunication service revenues, and, specifically, one marketer of the Company's services, which relationship will be terminated in the first half of 1998.

     Depreciation and amortization increased $1,858,362 to $2,549,282 in 1997 as compared to $690,920 in 1996. The increase is primarily due to increased amortization ($1,566,500) of intangible assets acquired in the acquisition of ILC and MiBridge in 1997 and the issuance in 1997 of the final one million shares of common stock associated with the acquisition of I-Link Worldwide Inc. in 1996. Depreciation expense also increased due to the acquisition of telecommunication equipment in late 1996 and throughout 1997.

     Acquired in-process research and development decreased $10,342,112 to $4,235,830 in 1997 as compared to $14,577,942 in 1996. The $4,235,830 in 1997 was related to the acquisition of MiBridge in 1997 whereas the $14,577,942 in 1996 was related to the acquisition of I-Link Worldwide Inc. in February 1996. These amounts were expensed because technological feasibility of the in-process technology had not yet been established and the technology was deemed to have no alternative future use. These expenses related to specific acquisition of other companies and as such are not of a recurring nature other than as may occur if the Company were to acquire other similar entities in the future.

     Research and development increased $531,078 to $878,582 in 1997 as compared to $347,504 in 1996. The increase is primarily associated with the Company's continuing telecommunication network research and development efforts.

Other income (expense)

     Interest expense increased $1,010,277 to $3,022,619 in 1997 as compared to $2,012,342 in 1996. The increase is primarily due to the expensing of $2,371,575 in debt discounts (non-cash) related to certain warrants granted in connection with $5,000,000 in loans to the Company during the year and interest of $103,000 on those loans. These loans were echanged for equity during the year and accordingly all of the debt discount was immediately expensed. The increase is also due to $320,000 (non-cash) of interest expense associated with the issuance of convertible notes issued at a discount in 1996.

     Litigation settlement expense of $821,000 occurred in 1996 only and was associated with the Company's settlement of the JW Charles litigation. The expense (non-cash) was directly related to issuance of 175,000 warrants (related to the settlement) to purchase common stock at an exercise price less than fair market value of the common stock at the date of issuance.

     Interest and other income increased $60,287 to $215,989 in 1997 as compared to $155,702 in 1996. The increase was primarily due to an increase in the average balance of cash on hand during 1997 as compared to 1996.

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

     The operations of the Company in 1995 were related to diagnostic and clinical services to healthcare facilities and sales of medical equipment through several subsidiaries of I-Link Incorporated (formerly Medcross, Inc.). The Company decided to dispose of the operations of these subsidiaries and accordingly, these operations in 1995 and 1996 are reported as discontinued operations. Therefore 1995 has no revenue or expense from continuing operations to compare to the continuing operations of 1996.

     The results of continuing operations in 1996 reflect only the operations of I-Link Worldwide Inc., which was acquired in February 1996 and thus had no comparable results of operation in 1995.

Liquidity and Capital Resources

     Cash and cash equivalents as of December 31,1997 were $1,643,805, short term certificates of deposits were $1,628,500 and working capital deficit was $2,955,180. Cash used by operating activities during 1997 was $12,008,526 as compared to $4,840,285 in 1996 and cash provided by operating activities of $319,362 in 1995. The increase in cash used by operating activities in 1997 and 1996 was primarily due to increased operating losses as the Company continued to developed its infrastructure and product base.

     Net cash used by investing activities in 1997 was $1,387,526 as compared to $2,573,486 in 1996 and to net cash provided of $4,283 in 1995. The increase in cash used by investing activities in 1997 was primarily attributable to the purchase of property and equipment of $1,948,857 which was offset by cash received in connection with the acquisitions of ILC and MiBridge of $514,886 and $53,500 from maturity of a certificate of deposit. In 1996 the increase in cash used by investing activities was due primarily to purchases of property and equipment of $669,970 and certificates of deposit-restricted of $1,962,601 which uses were offset by $60,000 from maturity of a certificate of deposit.

     Financing activities provided net cash of $10,623,680 in 1997 and $11,834,681 in 1996. Cash provided in 1997 included $5,000,000 in long-term debt, which was subsequently exchanged for equity, $6,618,888 of net proceeds from the sale of preferred stock and $137,933 from the exercise of warrants and options. During 1997 the Company repaid $1,079,585 of long-term debt and capital lease obligations. Cash provided in 1996 included $2,502,333 from long-term debt and $12,290,000 net proceeds from the sale of preferred stock. During 1996 the Company repaid $2,990,385 of long-term debt and capital lease obligations.

     The Company incurred a net loss from continuing operations of $28,667,692 for the year ended December 31, 1997 and as of December 31, 1997 had an accumulated deficit of $56,984,247. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 1998 to fund the continued expansion of its private telecommunications network facilities and anticipated growth in subscriber base. In order to meet its working captial needs, the Company has entered into two financing arrangements as described below.

Current Position/Future Requirements

     During 1998, the Company plans to use available cash to fund the development and marketing of I-Link products and services. During the fourth quarter of 1997 revenues from continued operations increased 38% primarily due to an increase of 46% in telecommunications services. The Company anticipates that revenues from all sources of continuing operations will grow dramatically in 1998 and will increasingly contribute to the cash requirements of the Company. The Company released several new products in late 1997 and early 1998 such as V-Link and has deployed several of its Communication Engines all of which should increase revenues and profit margins in the future. The Company also believes that revenues and cash flow from MiBridge will increase in 1998 due to maturation of its products and royalty and licensing agreements.

     However, the Company anticipates that cash requirements for operations and the continued development and marketing of I-Link services will be at increasingly higher levels than those experienced in 1997 in preparation for continued market penetration and deployment of I-Link products. The Company also expects that expenditures for research and development will increase significantly in 1998 as it continues development of new technology. In March 1998, the Company committed approximately $2.2 million to development of a new internal information system that will encompass primarily all computer systems. In early 1998, the Company determined that it would refocus the resources of the Company to concentrate on the Network Marketing channel of distributing its products. Accordingly, the Company agreed to terminate the relationship with its single largest marketing group. That group accounted for approximately 30% of the Company's monthly revenues in January 1998. While revenues from this marketing group will end in the second quarter of 1998, it is anticipated that growth in the Network Marketing and other wholesale channels will exceed the lost revenues such that total revenues will continue to grow. The Company is involved in an arbitration proceeding which in the event of an unfavorable outcome could have a material impact on the financial resources of the Company (see "Legal Proceedings").

     In order to provide for capital expenditure and working capital needs from January through March 1998 the Company obtained a total of $5.768 million in new interim debt financing from Winter Harbor, L.L.C. Pursuant to the terms of the loan agreement with Winter Harbor, the loan (which bears interest at prime plus one) is payable upon demand by Winter Harbor no earlier than May
15, 1998 and is collateralized by essentially all of the assets of the Company's subsidiaries. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 5,000,000 warrants to purchase common stock of the Company at exercise prices ranging from $5.50 to $7.22 based upon 110% of the closing price of the common stock on the day loan funds are advanced. The warrants expire on October 15, 2005. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. After May 15, 1998, if the loan has not been repaid by the Company, Winter Harbor may elect (a) to continue the loan on a demand basis with interest accruing at prime plus four, or (b) to convert the unpaid balance of the loan into additional shares of the Company's Series M Preferred Stock, reduce the exercise price of the 5,000,000 Loan Warrants to $2.50 per share and receive an additional 5,000,000 warrants to purchase common stock of the Company at an exercise price of $2.50 per share. The Company intends to repay the loan from the credit facility described in the following paragraph. In 1998 the Company will recognize interest expense on this loan related to the interest paid and (non-cash) interest associated with the new warrants issued and the change of the exercise period on prior warrants issued.

     On March 31, 1998 the Company entered into a credit facility of up to $20 million with a private investor group. The credit facility provides for an initial borrowing of $10 million collateralized by a pledge of 3,226,000 newly issued restricted shares of the Company's common stock. Upon approval by the Company's shareholders the Company and lender intend to increase the borrowing an additional $10 million on similar terms collateralized by a pledge of additional newly issued restricted shares of the Company's common stock. Beyond the pledged shares, the loan is non-recourse to the Company. In the event of a decrease in the market price of the Company's publicly traded shares, the Company may be required to pledge additional common shares to maintain a loan-to -value ratio in the security of 2:1 based upon the 30 day moving average of the lowest bid price of the Company's publicly traded shares. The term of the credit facility is two years, with an option exercisable by the Company to extend for an additional third year. The credit facility may not be repaid until after the first year. The credit facility may be repaid in cash or common stock at the option of the lender. If repaid in common stock, the number of shares to be retained by the lender in satisfaction of the credit facility will be based upon the then current market price of the Company's publicly traded shares, less a discount of 30%. The credit facility bears interest quarterly at prime plus one percent. Interest-only payments are to be made on the first day of each quarter, beginning the first quarter following the funding. It is anticipated that borrowing under the Winter Harbor interim financing will be repaid from this credit facility.

     While the Company believes that the aforementioned sources of funds will be sufficient to fund operations into 1999, the Company anticipates that additional funds may be necessary from public or private financing markets to successfully integrate and finance the planned expansion of the business communications services and to discharge the financial obligations of the Company. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. There can be no assurance that such financing will be available, that the Company will receive any proceeds from the exercise of outstanding options and warrants or that the Company will not be required to arrange for additional debt, equity or other type of financing.

Other Items

     The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. However, the Company's revenues will continue to be affected by competitive forces in the market place.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires the prominent display of comprehensive income and its components. The Company is required to comply with SFAS No. 130 during the year ended December 31, 1998. The Company is currently evaluating the effect, if any, of SFAS No. 130 on its financial statement disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. The Company is required to comply with SFAS No. 131 during the year ended December 31, 1998. The Company is currently evaluating the effect, if any, of SFAS No. 131 on its financial statement disclosures.

     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current financial condition or results of operations.

The Company's current accounting and operating systems are year 2000 compliant and will require that the information systems to be developed will address year 2000 issues as part of that development. Therefore no significant incremental costs are anticipated in order to be year 2000 compliant.

Item 8.     Financial Statements.

See Consolidated Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                  PART III

Item 10.   Directors, Executive Officers, Promoters, and Control Persons;
Compliance With Section 16(a) of the Exchange Act.

         Name                        Age                   Title
------------------------             ---     --------------------------------
John W. Edwards. . . . .              43     Chairman of the Board, President
                                             and Chief Executive Officer

Karl S. Ryser, Jr. . . .              42     Treasurer and Chief Financial
                                             Officer

         Name                        Age                   Title
------------------------             ---     --------------------------------
David E. Hardy . . . . .              45     Secretary

Henry Y.L. Toh . . . . .              40     Director and Assistant Secretary

Clay Wilkes. . . . . . .              37     Director (1)

R. Huston Babcock, M.D..              68     Director

Joseph A. Cohen. . . . .              50     Director

_________
(1)   Mr. Wilkes resigned from the Board of Directors effective March 10, 1998.

     The Company's Articles of Incorporation provide that the number of directors of the Company shall not be less than five or more than nine. Currently, the Board of Directors has four members. The Company's Articles of Incorporation provide that the Board of Directors is divided into three classes and that each director shall serve a term of three years. Mr. Clay Wilkes, who served on the Board of Directors until his resignation effective March 10, 1998, was the only Class I Director. Henry Y.L. Toh, a Class II Director, stood for re-election at the annual meeting of shareholders in 1995. The terms of office of Mr. Toh and Joseph A. Cohen, who was appointed a Class II Director in September 1996 as the designee of Commonwealth Associates, will expire at the 1999 annual meeting of shareholders. Dr. R. Huston Babcock and John W. Edwards, Class III Directors, were re-elected at the October 1997 annual meeting of shareholders. Commonwealth Associates has the right to approve the Company's selection of another outside director in accordance with the terms of the Sales Agency Agreement between the Company and Commonwealth entered into in July 1996 in connection with the Company's private placement of Class C Preferred Stock. In connection with the Winter Harbor equity investment, Winter Harbor has the right to designate two members of the Board of Directors, which right has not yet been exercised.

     Biographical information with respect to the present executive officers, directors, and key employees of the Company are set forth below. There are no family relationships between any present executive officers and directors except that John W. Edwards and Robert W. Edwards, the Company's Vice President of Network Operations, are brothers.

John W. Edwards, Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Edwards was selected to fill a vacancy on the Board of Directors as a Class III director in June 1996. He was elected Chairman of the Board in August 1997. Mr. Edwards serves as the Chief Executive Officer of I-Link and, as of September 30, 1996, serves as the President and Chief Executive Officer of the Company. Mr. Edwards served as Acting Chief Financial Officer of the Company from September 1996 to January 1997. Mr. Edwards served as President and a director of Coresoft, Inc., a software company developing object-oriented computer solutions for small businesses from September 1995 to April 1996. During the period August 1988 through July 1995, Mr. Edwards served in a number of executive positions with Novell, Inc., a software company providing networking software, including Executive Vice President of Strategic Marketing, Executive Vice President of the Appware and Desktop Systems Groups and Vice President of Marketing of the NetWare Systems Group. Mr. Edwards was involved in the development of the NetWare 386 product line. Until May 1996, he was a visiting faculty member at the Marriott School of Management at Brigham Young University. Mr. Edwards received a B.S. degree in Computer Science from Brigham Young University and has taken graduate courses in Computer Science at Brigham Young University. Mr. Edwards was re-elected to the Board of Directors as a Class III Director at the 1997 Annual Meeting.

     Karl S. Ryser, Jr., Treasurer and Chief Financial Officer of the Company and of I-Link. Mr. Ryser was elected Treasurer of the Company and Treasurer and Chief Financial Officer of I-Link in September 1996, and Chief Financial Officer of the Company in January 1997. Mr. Ryser was self-employed as a corporate financial consultant from May 1995 until September 1996, when he joined I-Link as its Treasurer. From July 1993 through April 1995, Mr. Ryser served as Vice President of Finance and Treasurer of Megahertz Corporation, a publicly-held manufacturer of data communication products, in which position he served until Megahertz was acquired by U.S. Robotics Corporation. After earning his MBA, Mr. Ryser's work experience was concentrated in the investment banking field, working first with the Capital Markets Division of First Security Corporation and later with Dain Bosworth, Inc. Mr. Ryser holds a B.S. degree in Finance from the University of Utah in 1979, and an MBA from the University of San Diego in 1982.

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

     Henry Y.L. Toh, Director of the Company. Mr. Toh was elected by the Board of Directors as a Class II Director and as Vice Chairman of the Board of Directors in March 1992. Mr. Toh was elected President of the Company in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. He was appointed Assistant
Secretary of the Company in May 1997. Mr. Toh is a Director of Four M. Mr. Toh served as a senior tax manager in international taxation and mergers and acquisitions with KPMG Peat Marwick from March 1980 to February 17, 1992. He is a graduate of Rice University.

     Clay Wilkes, Director of the Company (resigned effective March 10, 1998). Mr. Wilkes served as Chairman of the Board of the Company from September 1996 to August 1997. Mr. Wilkes was elected by the Board of Directors of the Company as a Class I Director in April 1996. Mr. Wilkes served as President and Chief Executive Officer of I-Link from inception to April 1996, Chief Technology Officer of I-Link until January 1997 and was a director of I-Link. Mr. Wilkes has served as President of GNet Enterprises, Inc., the general partner of I-Link, Ltd., since its inception. From February 1993 through June 1994, Mr. Wilkes has served as a consultant to IBM in Austin, Texas on the PowerPC project. From August 1990 through September 1992, he was responsible for UNIX product development at Novell, Inc. in Provo, Utah, where he managed the networking server and client development groups. Mr. Wilkes has spent many years in the management and development of computer communications software.
Mr. Wilkes attended the University of Oregon and Brigham Young University and course work in Computer Science at Utah State University.

     R. Huston Babcock, M.D., Neurosurgeon and Director of the Company since April 1983. Dr. Babcock served as Chairman of the Board of Directors of the Company from its inception in April 1983 until March 1992. He was President of the Company from inception until November 1987. He was Medical Director of the Company from November 1987 to February 1993. Dr. Babcock is a neurosurgeon and has been engaged in the full-time private practice of medicine on the West Coast of Florida since 1960. Dr. Babcock was re-elected to the Board of Directors as a Class III Director at the 1997 Annual Meeting.

     Joseph A. Cohen, President of an investment firm and Director of the Company. Mr. Cohen was appointed a Class II Director of the Company in September 1996 as the designee of Commonwealth Associates. He has been the Chairman, Chief Executive Officer and Director of New Frontier Entertainment, Inc. ("New Frontier") since its formation in May 1995 and held the same positions since January 1993 in New Frontier's predecessor company, The Frondelle Company, Inc. He is also President of Leslie Group, Inc., a diversified company with holdings primarily in the music, film, home video and other entertainment-oriented businesses. He is also a Founder and President of Leslie/Linton Entertainment Inc., a merchant banking company that provides investment funds and assists in raising capital and debt for companies. Mr. Cohen also serves as President of Pickwick Communications, Inc., an independent music publishing company. From 1977 to 1986, Mr. Cohen served as Executive Vice President of the National Association of Recording Merchandisers, Inc. and Founder and Executive Vice President of Video Software Dealers Association, Inc., trade associations representing all segments of the recorded music and home video industries, respectively.

     Each officer of the Company is chosen by the Board of Directors and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she shall resign or be removed as provided by the Bylaws.

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

Committees of the Board of Directors

      Audit Committee. The Company's audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of the Company's independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies and internal accounting controls, and procedures for preparation of financial statements. Henry Y.L. Toh, chairman of the Audit Committee, Clay Wilkes and Joseph A. Cohen were members of the Audit Committee. The Audit Committee held four meetings during the last fiscal year. Subsequent to the fiscal year end, the Audit Committee was reconstituted such that its membership currently is comprised of Joseph A. Cohen (chairman) and Dr. Huston Babcock.

      Compensation Committee. The Company's compensation committee (the "Compensation Committee") approves the compensation for executive employees of the Company. Dr. R. Huston Babcock, chairman of the Compensation Committee, John W. Edwards, and Joseph A. Cohen are members of the Compensation Committee. The Compensation Committee held two meetings during the last fiscal year. Subsequent to the fiscal year end, the Compensation Committee was reconstituted such that its membership currently is comprised of Henry Y.L. Toh (chairman), Joseph A. Cohen and John W. Edwards.

      Finance Committee. The Company's finance committee (the "Finance Committee") is responsible for reviewing and evaluating financing, strategic business development and acquisition opportunities. Joseph A. Cohen, chairman of the Finance Committee, Clay Wilkes and John W. Edwards were members of the Finance Committee. The Finance Committee held one meeting during the last fiscal year. Subsequent to the fiscal year end Mr. Wilkes resigned from the Board of Directors.

      The Company has no nominating committee or any committee serving a similar function.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the

Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

      Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended
December 31, 1997, except that reports and transactions were filed late by the following persons: Robert W. Edwards, 1 report; I-Link, Ltd., 3 reports, 3 transactions; Clay Wilkes, 3 reports, 6 transactions; Four M International, Inc., 1 report, 15 transactions; Henry Y.L Toh, 1 report, 2 transactions; R. Huston Babcock, 1 report, 16 transactions. In addition, the Company has received no copies of Forms 3, 4, or 5 for the following persons who were or became reporting persons during 1997: Winter Harbor, L.L.C., Commonwealth Associates, and Benchmark Equity Group, Inc.

Item 11. Executive Compensation

      The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three years by each person serving as the Company s Chief Executive Officer during the last year and the Company's five most highly compensated executive officers serving as such at the end of the year ended December 31, 1997, whose compensation was in excess of $100,000.

                                                                           Long-Term Compensation
                                                                     ------------------------------------
                                    Annual Compensation                      Awards             Payouts
                    -----------------------------------------------  -----------------------   ----------
                                                                                  Securities
                                                 Other Annual    Restricted  Underlying                All Other
    Name and                                       Compensa-       Stock      Options/       LTIP    Compensa-
Principal Position   Year  Salary($)  Bonus($)      tion($)       Awards($)    SARs(#)     Payouts($)    tion($)
------------------  ------ ---------  --------   -------------   ----------  ----------   ----------   ---------
John W. Edwards      1997    98,292       0             0                0         520,000        0        N/A
President and CEO    1996   101,663(1)    0             0                0       1,250,000(2)     0        N/A
                     1995         -       -             -                -               -        -         -

Karl S. Ryser, Jr.   1997   125,000       0             0                0         550,000        0        N/A
Treasurer and CFO    1996    41,665(3)    0             0                -         250,000        0        N/A
                     1995         -       -             -                -               -        -         -

_________________
(1) Mr. Edwards began his employment with I-Link in April 1996 and was appointed President and CEO as of September 30, 1996; his annual salary was $175,000 from April to August 21, 1996 and was voluntarily reduced to $96,000 for the balance of 1996. Mr. Edwards' annual salary continued at $96,000 in 1997 until August, when it was increased to an annual salary of $150,000. In November 1997 Mr. Edwards again voluntarily reduced his annual salary to $35,000, for the balance of 1997 and until the Company's financial restraints are reduced. See "-- Employment Agreements."

(2) Excludes warrants to purchase 25,000 shares of Common Stock at an exercise price of $4.875 per share issued in connection with a bridge loan. See "Certain Relationships and Related Transactions."
(3) Mr. Ryser began his employment with I-Link in September 1996; his annual salary during the 1996 and 1997 fiscal years was $125,000. See
      "-- Employment Agreements."

      Option/SAR Grants in Last Fiscal Year (1997)

      The following table sets forth certain information with respect to the options granted during the year ended December 31, 1997, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                     Number of Securities            Percent of Total            Exercise
                         Underlying               Options/SARs Granted To         or Base
     Name           Options/SARs Granted (#)      Employees in Fiscal Year      Price ($/Sh)    Expiration Date
----------------    -------------------------     ------------------------      -------------   ---------------
John W. Edwards(1)         10,000                           *                       $4.875          1/2/2007
                           10,000                           *                        5.375          2/6/2007
                          500,000                         16.5%                      5.188          8/29/2007
                        1,000,000                         23.1%                      7.000          4/8/2006
                          250,000                          5.8%                      4.875          8/21/2006

Karl S. Ryser, Jr.        550,000                         18.2%                     $5.188          8/29/2007
                          250,000                          5.8%                      4.410          10/15/2006

____________________
*     Less than 1%.
(1) Does not include warrants to purchase 25,000 shares of Common Stock at an exercise price of $4.875 issued in connection with a bridge loan. See "Certain Relationships and Related Transactions."

      Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

      The following table sets forth certain information with respect to options exercised during 1997 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 1997.

                        Shares                         Number of Securities           Value of Unexercised in
                      Acquired On     Value           Underlying Unexercised         the Money Options/SARs at
     Name             Exercise(#)   Realized($)     Options/SARs at FY-End(#)             FY-End ($)(1)
------------------    -----------   -----------    --------------------------       ---------------------------
                                                   Exercisable  Unexercisable      Exercisable   Unexercisable
                                                   -----------  -------------      -----------   -------------
John W. Edwards            0             0            796,564       973,436        $  765,292      $1,041,333

Karl S. Ryser, Jr.         0             0            528,788       271,212        $1,219,100      $  575,000

_________________
   (1) The calculations of the value of unexercised options are based on the difference between the closing bid price on Nasdaq of the Common Stock on December 31, 1997, and the exercise price of each option, multiplied by the number of shares covered by the option.

Director Compensation

      During 1997, Directors of the Company then serving received options to purchase 10,000 shares of Common Stock on the first business day of January at an exercise price equal to the fair market value of the Common Stock on the date of grant. Effective February 6, 1997 and the first business day of January of each year thereafter, each Director then serving will receive options, to purchase 10,000 shares (20,000 shares effective January 1, 1998) of Common
Stock and, for each committee on which the Director serves, options to purchase 5,000 shares of Common Stock. The exercise price of such options shall be equal to the fair market value of the Common Stock on the date of grant. The Directors are also eligible to receive options under the Company's stock option plans at the discretion of the Board of Directors. In addition to the above options, Mr. Cohen received options to purchase 64,000 shares of Common Stock upon his appointment to the Board. On August 29, 1997 Mr. Cohen was also granted 150,000 options to purchase Common Stock, 50,000 of such options vested upon closing of the Winter Harbor equity investment in October 1997, 50,000 will vest when the Company reaches the break even point, and the balance will vest at such time as the Company has attained $50 million in annual sales. Mr. Cohen also has a consulting agreement with the Company in the amount of $4,000 per month for a 36-month period commencing September 1996.

Employment Agreements

      In February 1996, the Company entered into two-year employment agreements with Henry Y.L. Toh, Dorothy Michon and Stephanie Giallourakis. The Employment Agreements are each for an initial period ending on December 31, 1997 and are automatically renewable for successive one-year periods unless written notice to the contrary is given by the Company not less than 120 days prior to expiration of the term. Pursuant to the terms of the employment agreements, each such officer is required to devote such of his or her time to the business and affairs of the Company as is required to fulfill the duties and responsibilities of his or her office. Mr. Toh is entitled under his employment agreement to receive compensation at the rate of $54,000 per year. Ms. Michon is entitled to compensation at the rate of $63,000, and Ms. Giallourakis is entitled to compensation at the rate of $53,000 per year. Each such officer is entitled to an annual bonus at the discretion of the Board of Directors and may participate in fringe benefits, deferred compensation, stock benefits and option plans of the Company. In the event of termination of his employment by the Company other than for "cause" (as defined in the agreement) or by Mr. Toh upon "good reason" (as defined in the agreement), the Company is required to pay Mr. Toh, as liquidated damages or severance pay, monthly termination payments equal to the base salary in effect for a period of six months after such termination and, with respect to Ms. Michon and Ms. Giallourakis, each such officer is entitled to monthly termination payments equal to the base salary for periods of three months after any such termination. Each of the employment agreements contains confidentiality and non-solicitation provisions.

      I-Link entered into three-year employment agreements on February 21, 1996 with each of Clay Wilkes and Alex Radulovic, Senior Engineer of I-Link. Under his employment agreement, Mr. Wilkes is employed at a salary of $95,000 per annum, subject to adjustment upon satisfaction of performance criteria. Under his employment agreement, Mr. Radulovic is employed at a salary of $90,000 per annum, subject to adjustment upon satisfaction of performance criteria. In the event of termination by the Company not involving just cause (as defined in the agreement), or upon a material breach by the Company which is unremedied for 30 days after written notice, each of Mr. Wilkes and Mr. Radulovic is entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the agreement) for the remaining term of the Agreement and, in addition, all options shall vest. Each of the agreements contain non-competition and confidentiality provisions.

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

      On April 8, 1996, I-Link entered into a three-year employment agreement with John W. Edwards, President, Chief Executive Officer and Director of the Company. Pursuant to the terms of the employment agreement, Mr. Edwards is employed as the Chief Executive Officer and a Director of I-Link, and is required to devote substantially all of his working time to the business and affairs of I-Link. Mr. Edwards is entitled under his employment agreement to receive compensation at the rate of $175,000 per year and is entitled to a profitability bonus in the discretion of the I-Link Board of Directors and to participate in fringe benefits of the Company as are generally provided to executive officers. In addition, Mr. Edwards is entitled to receive an option to purchase one million shares of Common Stock of the Company at an exercise price of $7.00 per share. Of such options, 83,333 vested immediately and 83,333 vest and become exercisable on the first calendar day of each quarter after April 8, 1996. In the event of termination by I-Link or in the event of a violation of a material provision of the agreement by I-Link which is unremedied for thirty (30) days and after written notice or in the event of a "change in control" (as defined in the agreement), Mr. Edwards is entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the agreement) for the remaining term of the agreement and all options shall thereupon be fully vested and immediately exercisable. The agreement contains non-competition and confidentiality provisions. Mr. Edwards agreed to amend his contract, effective August 21, 1996, to reduce his annual salary from $175,000 to $96,000; and in consideration of the salary reduction, the Company has agreed to grant him options to purchase 250,000 shares of Common Stock at an exercise price of $4.875 per share.

       In October 1996, I-Link entered into three-year employment agreements with Karl S. Ryser, Jr., Treasurer and Chief Financial Officer of the Company, and with William H. Flury, I-Link's Vice President, Sales and Marketing. Pursuant to the terms of the employment agreements, each such officer is required to devote all of his time to the business and affairs of the Company except for vacations, illness or incapacity. Mr. Ryser is entitled under his employment agreement to receive compensation at the rate of $125,000 per year and a bonus in the sole discretion of the Chief Executive Officer and Mr. Flury is entitled to compensation at the rate of $137,500 per year and a bonus commensurate with his performance and that of I-Link. Each such employee may participate in fringe benefits, deferred compensation, stock benefits and option plans of the Company. In addition, each of Mr. Ryser and Mr. Flury is entitled to options to purchase 250,000 shares of Common Stock exercisable at an exercise price equal to the closing bid price on the date of the employment agreement. Options issuable to Mr. Ryser to purchase 25,000 shares vested immediately and the remaining options were to vest in quarterly increments of 20,455 commencing January 1, 1997. Upon settlement of the JW Charles litigation, the Company modified the original vesting schedule of the 250,000 options in the employment agreement allowing for the immediate vesting of 100,000 of the non-vested options and the balance of the non-vested to vest evenly over four quarters. Options issuable to Mr. Flury to purchase 41,666 shares vest six months from the date of the employment agreement and the remaining options will vest in quarterly increments of 20,833. In the event of a change of control or upon termination of the employment agreement by the Company without cause all options shall thereupon be fully vested and immediately exercisable. In the event of termination by the Company other than for "cause" (as defined in the agreement), the Company is required to pay Mr. Ryser or Mr. Flury, as the case may be, a lump sum severance payment equal to one year's then current salary. Each of the employment agreements contains confidentiality and non-competition provisions.

       In August 1997 I-Link entered into a three-year employment contract with Jon McKillip, Vice President of I-Link Worldwide L.L.C. Pursuant to the terms of the employment contract, Mr. McKillip is required to devote all his time to the business and affairs of the Company except vacations, illness or incapacity.
Mr. McKillip is entitled under his employment agreement to receive compensation at the rate of $120,000 per year and a bonus commensurate with his performance and that of I-Link. In addition, Mr. McKillip is entitled to options to purchase 150,000 shares of Common Stock at an exercise price equal to the closing bid price on the date of employment agreement and vesting over 12 quarters. Mr. McKillip may participate in fringe benefits, deferred compensation, and stock benefits and option plans of the Company.

      In September 1997, the Company entered into a two-year employment agreement with Dror Nahumi as Vice President of Emerging Technologies of the Company to manage the operations of MiBridge, Inc. Pursuant to the terms of the employment agreement, Mr. Nahumi is required to devote all of his time to the business and affairs of MiBridge, Inc. and is entitled to receive compensation at the rate of $100,000 per year, and a bonus to the extent bonuses are declared by the Company's Board of Directors. Mr. Nahumi may participate in fringe benefits, deferred compensation, stock benefits and option plans of the Company. Mr. Nahumi's employment agreement contains non-competition and confidentiality provisions, and provides for the assignment by Mr. Nahumi to the Company of all of his rights, title, interest and intellectual property in and to his employment inventions (as such terms are defined in the employment agreement).

      In February 1998, I-Link entered into a two year employment contract with Rami Shmueli, General Manager of Vianet Technologies Ltd., an Israeli company formed in 1998 and a subsidiary of I-Link. Pursuant to the terms of the employment contract, he is required to devote all his time to the business and affairs of the Company except vacations, illness or incapacity. Mr. Shmueli is entitled under his employment agreement to receive compensation at the rate of approximately $90,000 per year and a bonus commensurate with his performance and that of I-Link. In addition, Mr. Shmueli is entitled to options to purchase 60,000 shares of Common Stock at an exercise price equal to the closing bid price on the date of employment agreement and vesting over 12 quarters. Mr. Shmueli may participate in fringe benefits, deferred compensation, stock benefits and option plans of the Company. Mr. Shmueli is entitled to receive customary benefits dictated by Israeli law.

Consulting Agreements

      The Company entered into a Consulting Agreement with David E. Hardy effective February 6, 1997 and for a term of 36 months thereafter. Pursuant to the Agreement, Mr. Hardy shall provide legal services to the Company in exchange for compensation at the rate of $10,417 per month for the term of the Agreement. In addition, in the event the Company increases the salary of its senior-level vice presidents, the consulting fee shall be equally increased and in the event the Company shall pay any company performance-based bonuses to its senior level vice presidents, the Company shall pay an equal amount to Mr. Hardy. In addition, Mr. Hardy was granted options to purchase 250,000 shares of the Company's Common Stock at an exercise price equal to the closing price of the Company's publicly traded shares as of the effective date of the Agreement ($5.375 per share). The options vest as to 47,500 shares upon the execution of the Agreement and options relating to 20,250 shares were to vest at the commencement of each calendar quarter for ten quarters, with the first quarterly vesting to occur on April 1, 1997 and the final quarterly vesting to occur July 1, 1999. Upon settlement of the JW Charles litigation, the Company modified the original vesting schedule of the 250,000 options in the employment agreement allowing for the immediate vesting of 100,000 of the non-vested options and the balance of the non-vested to vest evenly over four quarters. In the event of the termination of the Agreement prior to the expiration of the full term for any reason other than as a result of a material, unremedied breach by Mr. Hardy which remains uncured following 30 days written notice, Mr. Hardy is entitled to a lump sum payment equal to the lesser of the monthly consulting fee payable through the end of the term of the Agreement or the monthly consulting fee payable over 12 months and all unvested options shall accelerate and immediately become fully vested and exercisable.

      Information relating to a consulting agreement between the Company and Windy City, Inc. is incorporated herein by this reference to the Company's Registration Statement on Form SB-2 (File No. 333-17861), as amended.

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

      As of December 31, 1997, options for the purchase of 8,169 shares of Common Stock at prices ranging from $.875 to $3.875 per share were outstanding. As of December 31, 1997, options to purchase 15,228 shares of Common Stock have been exercised. In connection with adoption of the 1995 Director Plans (as hereinafter defined) the Board of Directors authorized the termination of future grants of options under the DSOP; however, outstanding options granted under the DSOP will continue to be governed by the terms thereof until exercise or expiration of such options.

Stock Purchase Plan

      In accordance with the Employee Qualified Stock Purchase Plan (the "Purchase Plan"), employees may contribute up to ten percent of their base wages toward the purchase of Common Stock. The exercise price of options granted under the Purchase Plan is the lesser of 85% of the market value on the first business day of the payment period (September 1) or the last business day of the payment period (August 31). As of December 31, 1997, the Company had 34,376 shares of Common Stock reserved for issuance on exercise of the purchase rights granted under the Purchase Plan.

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

      The 1995 Director Plan also provides for the grant of Non-Qualified Options on a non-discretionary basis pursuant to the following formula: each member of the Board of Directors then serving shall receive a Non-Qualified Option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value per share of the Common Stock on that date. Pursuant to such formula, directors received options to purchase 10,000 shares of Common Stock as of October 17, 1995, options to purchase 10,000 shares of Common Stock on January 2, 1996, and will receive options to purchase 10,000 shares of Common Stock on the first business day of each January. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 190,000 shares of Common Stock reserved for issuance under the 1995 Director Plan. As of December 31, 1997, options exercisable to purchase 170,000 shares of Common Stock at prices ranging from $1.00 to $1.25 per share are outstanding under the 1995 Director Plan. As of December 31, 1997, options to purchase 60,000 shares have been exercised under the 1995 Director Plan.

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

      The 1995 Employee Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs of up to 400,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of Common Stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. The Company has 400,000 shares of Common Stock reserved for issuance under the 1995 Employee Plan. As of December 31, 1997, options to purchase 375,000 shares of Common Stock with exercise prices of $1.125 to $6.75 per share have been granted under the 1995 Employee Plan. As of December 31, 1997, 25,000 options have been exercised under the 1995 Employee Plan.

1997 Recruitment Stock Option Plan

      In October 1997, the stockholders of the Company approved adoption of the Company's 1997 Recruitment Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and stock appreciation rights (the "1997 Plan").

      The 1997 Plan provides for automatic and discretionary grants of stock options which qualify as incentive stock options (the "Incentive Options") under Section 422 of the Code, as well as options which do not so qualify (the

"Non-Qualified Options") to be issued to directors. In addition, stock appreciation rights (the "SARs" ) may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options. No SARs have been granted to date.

      The 1997 Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs to purchase up to 4,400,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1997 Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1997 Plan for the grant of additional options or rights to any eligible employees. The shares of Common Stock subject to the 1997 Plan may be made available from either authorized but unissued shares, treasury shares, or both. As of December 31, 1997, options to purchase 950,500 shares of Common Stock, with exercise prices of $4.375 to $8.625 per share have been granted under the 1997 Plan. As of December 31, 1997, no options have been exercised under the 1997 Plan.

Compensation Committee Interlocks and Insider Participation

     John Edwards is Chairman of the Board and an executive officer of the Company. Huston Babcock and Joseph A. Cohen are non-employee directors of the Company. See "Executive Compensation" generally, and "Executive Compensation
 - Employment Agreements" and "Executive Compensation - Director Compensation" as well as "Security Ownership of Certain Beneficial Owners and Management."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Other than the Series M Preferred Stock issued on October 10, 1997, the Common Stock constitutes the only voting securities of the Company. As of March 31, 1998, each share of Class C Preferred Stock is convertible, at the option of the holder thereof, into 24 shares of Common Stock, each share of Class M Preferred Stock is convertible, at the option of the holder thereof, into 1,000 shares of Common Stock, and each share of Class D Preferred Stock is convertible, at the option of the holder thereof, into such number of shares of Common Stock as shall equal 6,250 divided by the lower of $9.25 or the average of the closing bid price of the Common Stock for the five trading days immediately preceding the conversion date. The table below sets forth information, to the best of the Company's knowledge, with respect to the total number of shares of the Company's Common Stock, Class C Preferred Stock, Class
D
Preferred Stock or Class M Preferred Stock beneficially owned by each director, the Named Executive Officers, each beneficial owner of more than five percent of the Common Stock, and all directors and executive officers as a group, as of March 31, 1998. On that date, there were 16,717,705 shares of the Company's Common Stock issued and outstanding, no shares of the Company's 12% Preferred Stock, Class A Preferred Stock or Class B Preferred Stock issued or outstanding, 94,429 shares of the Company's Class C Preferred Stock issued and outstanding, 567 shares of the Company's Class D Preferred Stock issued and outstanding, and 4,400 shares of the Company's Class M Preferred Stock issued and outstanding.

                                                   Number of Shares      % of Outstanding
Name and Address                                     Beneficially     Shares of Common Stock
of Beneficial Owner (1)       Title of Class            Owned         Beneficially Owned(2)
-----------------------       --------------       -----------------  ----------------------
R. Huston Babcock, M.D.       Common Stock                686,005(3)       4.1%
741 12th Street North
St. Petersburg, FL 33705

Joseph A. Cohen                Common Stock                229,332(2)        1.4%
1370 Avenue of the Americas   Class C Preferred              3,000
New York, NY 10019                Stock

John W. Edwards               Common Stock               1,035,828(5)        5.8%
13751 S. Wadsworth Park Drive
Draper, UT 84020

                                                  Number of Shares      % of Outstanding
Name and Address                                    Beneficially      Shares of Common Stock
of Beneficial Owners (1)      Title of Class           Owned          Beneficially Owned(2)
------------------------      --------------       -----------------  ----------------------
David E. Hardy                Common Stock                 795,937(6)            4.5%
60 East South Temple
Salt Lake City, UT 84111

Karl S. Ryser, Jr.            Common Stock                 623,428(7)            3.6%
13751 S. Wadsworth Park Drive
Draper, UT 84020

Henry Y.L. Toh                Common Stock                  184,333(8)           1.1%
3227 Bennet Street North
St. Petersburg, FL 33713

Commonwealth Associates       Common Stock                    973,544(9)         5.6%
733 Third Avenue, Suite 700
New York, NY 10017

Alex Radulovic                Common Stock                    859,824(10)        5.1%
13751 S. Wadsworth Park Drive
Draper, UT 84020

Clay Wilkes                   Common Stock                   2,425,600(11)       14.2%
2100 E. Bengal Blvd. #M104
Salt Lake City, UT 84121

Winter Harbor, L.L.C.         Common Stock                   20,200,000(12)      54.7%
c/o First Media, L.P.           Serier M                          4,400
11400 Skipwith Lane          Preferred Stock
Potomac, MD 20854

All Executive Officers and    Common Stock                    3,554,863(13)      18.1%
Directors as a Group         Class C Preferred                    3,000
(6 Persons)                      Stock

________________
(1) Unless noted, all of such shares of Common Stock are owned of record by each person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them.
(2) As to each person or entity named as beneficial owners, such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days from the date hereof have been exercised or converted, as the case may be.
(3)        Includes 14,333 shares of Common Stock issuable pursuant to options.

(4) Includes 157,332 shares of Common Stock issuable pursuant to options and 72,000 shares of Common Stock issuable to the Leslie Group, Inc. upon conversion of 3,000 shares of Class C Preferred Stock held of record by Leslie Group, Inc., of which Mr. Cohen is President.
(5) Represents 666,664 shares of Common Stock subject to the vested portion of Mr. Edwards option to purchase 1,000,000 shares of Common Stock and 369,164 shares of Common Stock subject to warrants and other options. See Executive Compensation--Employment Agreements and

           Certain Relationships and Related Transactions.
(6) Includes 791,937 shares of Common Stock issuable pursuant to options and warrants.
(7) Represents shares of Common Stock issuable pursuant to options and warrants.
(8)        Represents shares of Common Stock issuable pursuant to options. Mr.
           Toh, one of two directors of Four M International, Ltd., has disclaimed beneficial ownership of 200,480 shares of Common Stock owned by Four M International, Ltd.
(9) Includes 750,000 shares of Common Stock subject to warrants. Does not include shares of Common Stock which may be held by Commonwealth from time to time in its trading account in connection with ordinary market-making activities.
(10) Includes 125,000 shares of Common Stock which represents the exercisable portion of an option to purchase 500,000 shares of Common Stock.
(11) Includes 284,854 shares of Common Stock issued to I-Link, Ltd. in connection with the acquisition of that entity by the Company. GNet Enterprises, Inc. ("GNet") is the General Partner of I-Link, Ltd.
           and Mr. Wilkes is the sole shareholder of GNet. Mr. Wilkes may be deemed to indirectly beneficially own the 284,854 shares of Common Stock owned by I-Link, Ltd. Also includes 10,832 shares of Common Stock issuable upon exercise of options, and 375,000 shares of Common Stock which represents the exercisable portion of an option to purchase 1,500,000 shares of Common Stock.
(12) Includes 4,400,000 shares of Common Stock issuable upon conversion of Series M Preferred Stock and 10,800,000 shares of Common Stock issuable upon exercise of warrants. For the purposes hereof, the Company relied upon information set forth in a Schedule 13D filed with the SEC by the named shareholder; in addition, the Company includes herein 5,000,000 warrants to purchase Common Stock which the Company has agreed to issue but has not yet issued to the named shareholder.
(13) Represents 675,672 shares of Common Stock issued, 2,807,191 shares of Common Stock which may be obtained pursuant to options and warrants exercisable within 60 days of the date hereof and 72,000 shares of Common Stock into which 3,000 shares of Class C Preferred Stock are convertible.

Item 13. Certain Relationships and Related Transactions.

      During the first quarter of fiscal year 1995, the Company received advances totaling $218,000 from Mortgage Network International ("MNI"). Henry Y.L. Toh, a Director of the Company, has management control over MNI. Such advances were previously payable upon demand. Subsequent to the extension of such advances, the Board of Directors approved delivery of a promissory note representing the aggregate amount of such advances, which promissory note matured by its terms on October 1, 1995 and bears interest at one percent over the prime rate of interest established by Southwest Bank of Texas, N.A. Subsequently, the Company and MNI modified the note such that: (i) interest thereon is payable monthly at the rate of 10.5%; and (ii) the remaining principal amount of $218,000 (including a principal payment previously due on December 31, 1996) with interest thereon at the rate of 10.5% will be paid in 21 equal monthly payments of approximately $4,600.

      Information relating to a claim brought against the Company by JW Charles Financial Services, Inc. ("JW Charles") is incorporated herein by this reference to the Company's Registration Statement on Form SB-2 (File No. 333-17861), as amended. Such claim was subsequently settled.

      The Company's management has been informed that Winter Harbor holds an ownership interest in the consulting company which is developing the Company's new internal information system. The Company's referral to the consulting firm did not come through Winter Harbor, and Winter Harbor played no part in the negotiation of such consulting arrangement.

      See Item 11 hereof for descriptions of the terms of employment and consulting agreements between the Company or I-Link and certain officers, directors and other related parties.

Transactions With Winter Harbor, L.L.C.; Series M Preferred Stock

      On June 5, 1997, the Company entered into a term loan agreement ("Loan Agreement") and promissory note ("Note") with Winter Harbor, L.L.C. ("Winter Harbor") pursuant to which Winter Harbor agreed to loan to the Company the principal sum of $2,000,000 (the "Loan") for capital expenditures and working capital purposes. As further consideration for Winter Harbor's commitment to make the Loan, the Company granted to Winter Harbor a warrant ("Loan Warrant") to purchase up to 500,000 shares of Common Stock at a purchase price of $4.97 per share, subject to adjustment, pursuant to the terms of a Warrant Agreement between the parties. The Loan Warrant expires on March 11, 2002, and contains demand and piggyback registration rights and customary anti-dilution terms. The maturity date of the Note is October 15, 1998; however, the Loan Agreement anticipates an equity investment in the Company by Winter Harbor (the "Investment"). Upon closing of the Investment, all principal and accrued interest then due under the Note may, at the option of Winter Harbor, be credited toward payment of Winter Harbor's purchase price for the Investment and the Note shall be cancelled. The loan from Winter Harbor has an interest rate of prime plus 2%. In addition to the stated interest rate, the Company will recognize the debt discount attributable to the warrants as interest expense over the life of the loan (maturity date is October 15, 1998). The Company expended significant time and effort pursuing various financing alternatives and determined that the Winter Harbor proposal was the best alternative available to the Company.

      In August 1997, the Company and Winter Harbor amended their agreement to provide that the Company would be allowed to borrow up to an additional $3,000,000 (thus revising the maximum amount of the Loan to $5,000,000). The Company initially borrowed $2,000,000 and issued to Winter Harbor warrants to purchase 500,000 shares of Common Stock. On August 18, 1997, the Company borrowed an additional $3,000,000 pursuant to such arrangement, bringing the total principal amount due under the Note to $5,000,000, and issued an additional 300,000 warrants to Winter Harbor in connection therewith.

      Winter Harbor is owned by First Media, L.P., a private media and communications company which is a private investment principally of Richard E. Marriott and his family. The Company's general counsel, David E. Hardy, is a brother of Ralph W. Hardy, Jr. who is general counsel and a minority equity holder in Winter Harbor. David E. Hardy has no ownership or association with Winter Harbor. As a result of this relationship, as well as personal relationships of David E. Hardy with the principals of Winter Harbor, discussions were initiated which led to Winter Harbor's investment in the Company.

      The Company and Winter Harbor executed a Sales Purchase Agreement, dated as of September 30, 1997, and closed on October 10, 1997, pursuant to which Winter Harbor invested $12,100,000 in a new series of the Company's convertible preferred stock (the "Series M Preferred Stock"). Winter Harbor purchased approximately 2,545 shares of Series M Preferred Stock (convertible into 2,545,000 shares of Common Stock) for an aggregate cash consideration of approximately $7,000,000 (equivalent to $2.75 per share of Common Stock).
The agreement with Winter Harbor provided for purchase of approximately 1,855 additional shares of Series M Preferred Stock (convertible into 1,855,000 shares of Common Stock). Such additional shares of Series M Preferred Stock were paid for by exchanging the $5,000,000 outstanding principal balance plus approximately $100,000 accrued interest due under the Note. As additional consideration for its equity financing commitments, Winter Harbor was issued additional warrants by the Company to acquire (a) 2,500,000 shares of Common Stock at an exercise price of $2.75 per share (the "Series A Warrants"),
(b) 2,500,000 shares of Common Stock at an exercise price of $4.00 per share (the "Series B Warrants") and (c) 5,000,000 shares of Common Stock at an exercise price of $4.69 per share (the "Series C Warrants"). The respective exercise prices for the Series A Warrants, the Series B Warrants and the Series C Warrants (collectively, the "Investment Warrants"), shall be subject to adjustment. The Series A Warrants will be exercisable at any time for thirty months from the date of issuance, and the Series B Warrants and Series C Warrants will be exercisable at any time for sixty months from the date of issuance. All of the Investment

Warrants (i) have demand registration rights and anti-dilution rights and (ii) contain cashless exercise provisions.

      The Series M Preferred Stock is entitled to receive cumulative dividends in the amount of 10% per annum before any other class of preferred or common stock receives any dividends. Thereafter, the Series M Preferred Stock will participate with the Common Stock in the issuance of any dividends on a per share basis. Moreover, the Series M Preferred Stock will have the right to veto the payment of dividends on any other class of stock, except for cumulative dividends which accrue pursuant to the terms of the Class C Preferred Stock outstanding prior to the Winter Harbor investment. The Series M Preferred Stock shall be convertible at any time prior to the fifth anniversary of its issuance, at the sole option of Winter Harbor, into shares of Common Stock on a one thousand-for-one basis; provided, however, that the Series M Preferred Stock shall be automatically converted to Common Stock on the fifth anniversary of its issuance at no cost to Winter Harbor. The conversion price shall be, in the case of discretionary conversion, $2.75 per share of Common Stock, or, in the case of automatic conversion, the lesser of $2.75 per share or 50% of the average closing bid price of the Common Stock for the ten trading days immediately preceding the fifth anniversary of issuance. The basis for discretionary conversion, or the conversion price for automatic conversion, shall be adjusted upon the occurrence of certain events, including without limitation, issuance of stock dividends, recapitalization of the Company, or the issuance of stock by the Company at less than the fair market value thereof.

      Upon completion of the Winter Harbor Investment, the Company included in its earnings per share calculation a (non-cash) preferred stock dividend in the fourth quarter of 1997 in the amount of $88,553,450. This amount was calculated as the difference between the exercise or conversion price per common share per the agreement as compared to the market price of the Common Stock on the date of the closing, plus the value of the warrants issuable in connection with the Investment.

      In the first quarter of 1998, Winter Harbor made an additional loan to the Company in an aggregate of $5,768,000 for capital expenditures and working capital purposes. This loan is payable no earlier than May 15, 1998. As consideration for Winter Harbor's commitment to make the loan, the Company issued to Winter Harbor warrants to purchase 5,000,000 Common shares, at exercise prices ranging from $5.50 to $7.22 based upon 110% of the closing price of the Company's publicly traded shares on the day incremental loan funds were advanced. The warrants expire on October 15, 2005. The Company also agreed to extend the exercise period on all 10,800,000 warrants previously issued to Winter Harbor from five years to seven and one-half years. See "Management's Discussiona and Analysis of Financial Condition and Results of Operations - Current Position/Future Repayments."

MiBridge Acquisition; Series D Preferred Stock

      On August 12, 1997 the Company entered into an agreement with MiBridge, Inc., a New Jersey corporation ("MiBridge") and Mr. Dror Nahumi, the principal shareholder of MiBridge, pursuant to which the Company acquired all of the issued and outstanding stock of MiBridge (the "MiBridge Acquisition"). The MiBridge Acquisition subsequently closed on September 2, 1997. MiBridge is the owner of patent-pending audio-conferencing technology and is a leader in creating speech-encoding and compression algorithms designed to produce superior audio quality and lower delay over low-band networks. The Company will pay the stockholders of MiBridge (the "MiBridge Stockholders") consideration consisting of (i) an aggregate $2,000,000 in cash, payable in quarterly installments over two years, and (ii) an aggregate 1,000 shares of a series of the Company's convertible preferred stock (the "Series D Preferred Stock"). The 1,000 shares of Series D Preferred Stock are convertible at the option of the MiBridge Stockholders, at any time during the nine months following the closing of the MiBridge Acquisition, into such number of shares of Common Stock as shall equal the sum of $6,250,000 divided by $9.25 (the "Series D Conversion Price"), which price was the closing bid price of the Company's Common Stock on June 5, 1997 (the date that the first letter agreement relating to the transaction was executed). As of December 31, 1997, the balance payable in cash to MiBridge stockholders was $1,500,000 and there remained 537 shares of Series D Preferred Stock outstanding. On the nine-month anniversary of the closing of the MiBridge Acquisition, any unconverted Series D Preferred Stock shall automatically convert to Common Stock. In either case, the Series D Preferred Stock shall be converted at the lower of the Series D Conversion Price or the average closing bid price for the five trading days immediately preceding the date the Company receives notice of conversion or the automatic conversion date, as the case may be.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

                 1.  Financial Statements:

                     Report of Independent Accountants
                     Consolidated Balance Sheets for the years ended December
                       31, 1997 and 1996
                     Consolidated Statements of Operations for the years ended
                       December 31, 1997, 1996 and 1995
                     Consolidated Statement of Stockholders' Equity for the
                        years ended December 31, 1997, 1996 and 1995
                     Consolidated Statements of Cash Flows for the years ended
                        December 31, 1997, 1996 and 1995
                     Notes to Consolidated Financial Statements

                 2.  Financial Statment Schedules:

                     Schedules are omitted because of the absence of conditions under which they required or because the required information is presented in the Financial Statements or Notes thereto.

       (b)     Reports on Form 8-K.

               On October 8, 1997 the Company filed a Current Report on Form 8-K, dated September 30, 1997, relating to the Company's transactions with Winter Harbor, L.L.C.

      (c)  The following exhibits are filed as part of this Registration
           Statement:

Number     Title of Exhibit
------     ----------------

2.1(5) Joint Venture Interest Purchase Agreement, effective October 1, 1994 between Medcross, Inc. and Urology Ultrasound, Inc.
2.2(7) Stock Purchase Agreement, dated February 13, 1996, by and among Medcross, Inc, I-Link, Ltd., and GNet Enterprises, Inc.
2.3(11) Share Exchange Agreement for the Acquisition of Family Telecommunications Incorporated by Medcross, Inc., effective as of January 1, 1997.
3.1(10) Composite copy of the Amended and Restated Articles of Incorporation of the Company, as amended through the date hereof.
3.2(3)     Bylaws of the Company, as amended.
3.3(8)     Articles of Incorporation of I-Link Worldwide Inc.
3.4(8)     Bylaws of I-Link Worldwide Inc.
3.5(12) Articles of Incorporation of Family Telecommunications Incorporated and Articles of Amendment to the Articles of Incorporation.
3.6(12)    Bylaws of Family Telecommunications Incorporated.
4.1(1)     Specimen Common Stock Certificate.
4.2(6) Common Stock Purchase Option to Purchase Common Shares of Medcross, Inc., issued to Jason H. Pollak, dated October 18, 1995.
4.3(8) Common Stock Purchase Option to Purchase Common Shares of Medcross, Inc., issued to Scott Cook, dated October 18, 1995.
4.4(12)    Placement Agent's Common Stock Warrant Agreement and Certificate.
4.5(12)    Consultant s Common Stock Warrant Agreement and Certificate.
4.6(13) Option to purchase 7,500 shares of Class B Convertible Preferred Stock of Medcross, Inc., granted by R. Huston Babcock to Benchmark Equity Group, Inc., dated February 14, 1996.
4.7(13) Option to purchase 160,000 shares of Class A Convertible Preferred Stock of Medcross, Inc., granted by Four M International, Ltd. to Commonwealth Associates, dated February 21, 1996.
4.8(17)    Form of Hardy Group Warrant to purchase 175,000 shares of Common
           Stock.
4.9(16) Securities Purchase Agreement by and between the Company and Winter Harbor, L.L.C., dated as of September 30, 1997.
4.10(16) Form of Registration Rights Agreement by and between the Company and Winter Harbor, L.L.C., which constitutes Exhibit C to the Purchase Agreement.
4.11(16) Form of Shareholders Agreement by and among the Company and Winter Harbor, L.L.C. and certain holders of the Company's securities, which constitutes Exhibit D to the Purchase Agreement.
4.12(16) Form of Warrant Agreement by and between Medcross, Inc. and Winter Harbor, L.L.C., which constitutes Exhibit F to the Purchase Agreement.
4.13(14) Warrant Agreement dated as of June 6, 1997, by and between the Company and Winter Harbor, L.L.C.; and related Warrant Certificate.
10.1(4) *  Director Stock Option Plan.
10.2(2) *  Executive Stock Option Plan.
10.3(8) *  Employment Agreement, dated February 4, 1996, between Medcross, Inc.
           and Henry Y.L. Toh.
10.4(8) *  Employment Agreement, dated January 1, 1996, between Medcross, Inc.
           and Dorothy L. Michon.
10.5(8) *  Employment Agreement, dated February 14, 1996, between I-Link
           Worldwide Inc. and Clay Wilkes.
10.6(8) *  Employment Agreement, dated February 14, 1996, between I-Link
           Worldwide Inc. and Alex Radulovic.

10.7(8) *  Employment Agreement, dated January 1, 1996, between Medcross, Inc.
           and Stephanie E. Giallourakis.
10.8(8) *  1995 Director Stock Option and Appreciation Rights Plan.
10.9(8) *  1995 Employee Stock Option and Appreciation Rights Plan.
10.10(8)*  Employment Agreement, dated April 8, 1996, between I-Link Worldwide
           Inc. and John W. Edwards.
10.11(9)   Consulting Agreement, effective January 1, 1996, by and between
           Windy City, Inc. and the Company.
10.12(10)  Agreement for Terminal Facility Collocation Space, dated June 21,
           1996, by and between I-Link Worldwide Inc. and MFS Telecom, Inc. 10.13(12) Consulting Agreement dated August 21, 1996 between the Company and
           Commonwealth Associates.
10.14(12)  Sales Agency Agreement dated July 1, 1996 between the Company and
           Commonwealth Associates and Amendment No. 1 thereto.
10.15(12)  Commercial Lease dated May 21, 1996 between I-Link Worldwide Inc.
           and Draper Land Partnership II and First Amendment dated July 22,
           1996.
10.16(17)  Commercial Lease dated September 11, 1996 between I-Link Worldwide
           Inc. and Draper Land Partnership II.
10.17(17)* Employment Agreement dated October 15, 1996, between I-Link
           Worldwide Inc. and Karl S. Ryser, Jr.
10.18(12)  Term Lease Master Agreement dated May 19, 1996 by and between IBM
           Credit Corporation and I-Link Worldwide Inc.
10.19(12)* 1997 Recruitment Stock Option Plan.
10.20(12)  Lease Agreement dated July 1, 1996 between Broadway Associates and
           FTI Communications.
10.21(12)  Lease Between Phoenix City Square Partnership and Robert W. Edwards
           and Denise A. Edwards dated March 18, 1996.
10.22(12)  Carrier Agreement between MCI Telecommunications Corporation and FTI,
           Inc. dated August 26, 1996.
10.23(12)  Strategic Member Reseller Agreement between I-Link Worldwide Inc.
           and WealthNet Incorporated dated January 31, 1997.
10.24(12)  Settlement Agreement between WealthNet Incorporated and Family
           Telecommunications Incorporated dated January 29, 1997.
10.25(17)* Employment Agreement, dated as of September 2, 1997, between
           Medcross, Inc. and Dror Nahumi.
10.26(17)  Plan and Agreement of Merger of MiBridge, Inc. with and into I-Link
           Mergerco, Inc., a wholly-owned subsidiary of Medcross, Inc., dated as of August 12, 1997, by and among Medcross, Inc., I-Link Mergerco, Inc., MiBridge, Inc. and the stockholders of MiBridge, Inc.
10.27 *# Employment Agreement dated August 29, 1997, between I-Link Worldwide, L.L.C. and Jon McKillip.
21(15)     Subsidiaries of the registrant.
27.1 #     Financial Data Schedule.
________________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-18 file number 33-27978-A.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, file number 0-17973.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, file number 0-17973.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, file number 0-17973.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, file number 0-17973.
(6) Incorporated by reference to the Company's Registration Statement filed on Form S-8, file number 333-01525.
(7) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 1995, file number 0-17973.
(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, file number 0-17973.
(9) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 1996, file number 0-17973.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, file number 0-17973.
(11) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 13, 1997, file number 0-17973.
(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.
(13) Incorporated by reference to the Company's Registration Statement on Form SB-2, file number 333-17861.
(14) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 5, 1997, file number 0-17973.
(15) Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, file number 333-17861.
(16) Incorporated by reference to the Company's Current Report on Form 8-K, dated September 30, 1997, file number 0-17973.
(17) Incorporated by reference to the Company's Pre-Effective Amendment No. 3 to Registration Statement on Form SB-2, file number 333-17861.
* Indicates a management contract or compensatory plan or arrangement required to be filed.
#     Filed herewith.

                            FINANCIAL STATEMENTS

                             TABLE OF CONTENTS



Title of Document                                                       Page


        Report of Independent Accountants                               F-1

        Consolidated Balance Sheets as of December 31, 1997 and 1996    F-2

        Consolidated Statements of Operations for the years ended
          December 31, 1997, 1996 and 1995                              F-3

        Consolidated Statement of Changes in Stockholders' Equity
          for the years ended December 31, 1997, 1996 and 1995          F-4

        Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995                              F-6

        Notes to Consolidated Financial Statements                      F-8

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of I-Link Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of I-Link Incorporated and Subsidiaries ("the Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of I-Link Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






Coopers & Lybrand  L.L.P.
Salt Lake City, Utah
April 9, 1998

                                 I-LINK INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                    as of December 31, 1997 and 1996

                          ASSETS                                           1997                    1996
                                                                      --------------          --------------
Current assets:
  Cash and cash equivalents                                            $  1,643,805            $  4,407,465
  Accounts receivable, less allowance for doubtful accounts of
    $1,385,000 and $0 as of December 31, 1997 and 1996, respectively      3,233,207                   7,812
  Certificates of deposit - restricted                                    1,628,500                 208,500
  Other current assets                                                      321,488                  11,411
                                                                         ----------              ----------
    Total current assets                                                  6,827,000               4,635,188
                                                                         ----------              ----------
Furniture, fixtures and equipment, net                                    3,551,917               1,575,769

Other assets:
  Intangible assets, net                                                 12,314,080                   7,320
  Certificates of deposit - restricted                                      259,000               1,761,312
  Other assets                                                              705,502                 216,884
  Net assets of discontinued operations                                     595,377               1,668,223
                                                                         ----------              ----------

    Total assets                                                       $ 24,252,876            $  9,864,696
                                                                         ==========              ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $  4,833,452            $  1,086,103
  Accrued liabilities                                                     2,770,997               1,339,224
  Current portion of long-term debt                                       2,008,416                 717,000
  Current portion of obligations under capital leases                       169,315                 187,047
                                                                         ----------              ----------
    Total current liabilities                                             9,782,180               3,329,374

Long-term debt                                                            1,854,341                       -
Obligations under capital leases                                             67,159                 236,705
                                                                         ----------              ----------

    Total liabilities                                                    11,703,680               3,566,079
                                                                         ----------              ----------

Commitments and contingencies (notes 8, 11 and 15)

Stockholders' equity:
  Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 119,926 and 247,500 at December 31, 1997 and
    1996, respectively, liquidation preference of $23,903,456 at
    December 31, 1997                                                     1,199,260               2,475,000
  Common stock, $.007 par value, authorized 75,000,000 shares, issued and outstanding 16,036,085 and 10,607,597 at December 31, 1997
    and 1996, respectively                                                  112,251                  74,253
  Additional paid-in capital                                             70,511,697              30,874,910
  Deferred compensation                                                 ( 2,289,765)                      -
  Accumulated deficit                                                   (56,984,247)            (27,125,546)
                                                                         ----------              ----------

    Total stockholders' equity                                           12,549,196               6,298,617
                                                                         ----------              ----------

      Total liabilities and stockholders' equity                       $ 24,252,876            $  9,864,696
                                                                         ==========              ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   I-LINK INCORPORATED AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          for the years ended December 31, 1997, 1996 and 1995

                                                   1997              1996              1995
                                               -------------     -------------     -------------
Revenues:
  Telecommunication services                   $ 11,081,007      $          -      $          -
  Marketing services, net                         2,637,331                 -                 -
  Technology licensing and development              346,875                 -                 -
  Other                                                   -           170,532                 -
                                                 ----------        ----------        ----------
    Total revenues                               14,065,213           170,532                 -
                                                 ----------        ----------        ----------
Operating costs and expenses:
  Telecommunication network expenses             14,634,999         1,120,779                 -
  Marketing services costs                        4,294,014                 -                 -
  Selling, general and administrative            11,948,568         2,903,728                 -
  Provision for doubtful accounts                 1,385,000            15,996                 -
  Depreciation and amortization                   2,549,282           690,920                 -
  Acquired in-process research and development    4,235,830        14,577,942                 -
  Research and development                          878,582           347,504                 -
                                                 ----------        ----------        ----------
    Total operating costs and expenses           39,926,275        19,656,869                 -
                                                 ----------        ----------        ----------

      Operating loss                            (25,861,062)      (19,486,337)                -
                                                 ----------        ----------        ----------

Other income (expense):
  Interest expense                              ( 3,022,619)      ( 2,012,342)                -
  Interest and other income                         215,989           155,702                 -
  Accrued litigation settlement                           -       (   821,000)                -
                                                 ----------        ----------        ----------
    Total other expense                         ( 2,806,630)      ( 2,677,640)                -
                                                 ----------        ----------        ----------
Loss from continuing operations                 (28,667,692)      (22,163,977)                -
                                                 ----------        ----------        ----------
Discontinued operations:

  Loss from discontinued operations (less
  applicable income tax provision of $0 in
  1997, 1996 and 1995)                          (   183,556)      (   900,263)      (   551,909)

  Loss on disposal of discontinued operations,
  including provision of $222,000 for operating
  losses during phase-out period (less applicable
  income tax provision of $0 in 1997)           ( 1,007,453)                -                 -
                                                 ----------        ----------        ----------

  Loss from discontinued operations             ( 1,191,009)      (   900,263)      (   551,909)
                                                 ----------        ----------        ----------


Net loss                                       $(29,858,701)     $(23,064,240)     $(   551,909)
                                                 ==========        ==========        ==========


Net loss per common share - basic and diluted:

Loss from continuing operations                $(     10.07)     $(      6.40)     $(      0.07)
Loss from discontinued operations               (      0.10)      (      0.13)      (      0.32)
                                                 ----------        ----------        ----------
Net loss per common share                      $(     10.17)     $(      6.53)     $(      0.39)
                                                 ==========        ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  I-LINK INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          for the years ended December 31, 1997, 1996 and 1995


                                     Preferred Stock        Common Stock
                                  --------------------- ------------------               Additional
                                                                             Deferred    Paid-in    Accumulated
                                  Shares     Amount      Shares    Amount  Compensation  Capital     Deficit
                                  --------- ----------- ---------- ------- ------------- ---------- -----------
Balance at December 31, 1994       216,805  $ 2,168,050  1,525,378 $10,665 $          -  $3,270,047 $(3,509,401)
Conversion of preferred stock
  into common stock               (  9,305)  (   93,050)   227,714   1,594            -      91,456         -
Common stock issued for
  services                               -            -     50,000     350            -      62,150         -
Conversion of convertible
  promissory notes into common
  stock                                  -            -          -      13            -       5,201         -
Net loss                                 -            -          -       -            -           -  (  551,909)
                                   -------    ---------  ---------  ------  ------------  ---------- ----------

Balance at December 31, 1995       207,500    2,075,000  1,803,092  12,622             -  3,428,854  (4,061,310)
Conversion of preferred stock
  into common stock               (200,000)  (2,000,000) 4,894,461  34,261             -  1,965,739         -
Exercise of stock options                -            -    189,637   1,327             -    354,686         -
Common stock issued for the
  acquisition of I-Link
  Worldwide, Inc.                        -            -  3,000,000  21,000             - 12,579,000         -
Sale of Class C preferred stock
  for cash, net of offering costs
  of $2,110,000                    240,000    2,400,000          -       -             -  9,890,000         -
Common stock issued for
  cancellation of notes payable          -            -    720,407   5,043             -    699,756         -
Issuance of stock warrants below
  market value of common stock           -            -          -       -             -     11,875         -
Interest expense associated with
  issuance of convertible notes          -            -          -       -             -  1,945,000         -
Foreign currency translation
  adjustment                             -            -          -       -             -         -          4
Net loss                                 -            -          -       -             -         -  (23,064,240)
                                   -------    ---------  ---------  ------  ------------ ----------  ----------
Balance at December 31, 1996       247,500    2,475,000 10,607,597  74,253             - 30,874,910 (27,125,546)

                                                         Continued

The accompanying notes are an integral part of these consolidated financial statements.

                                  I-LINK INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY, continued
                          for the years ended December 31, 1997, 1996 and 1995



                                     Preferred Stock        Common Stock
                                  --------------------- ------------------               Additional
                                                                             Deferred    Paid-in    Accumulated
                                  Shares     Amount      Shares    Amount  Compensation  Capital     Deficit
                                  --------- ----------- ---------- ------- ------------- ---------- -----------
Balance at December 31,
  1996                             247,500    2,475,000  10,607,597 74,253           -   30,874,910 (27,125,546)
Conversion of preferred stock
  into common stock               (144,924)  (1,449,240)  3,948,565 27,639           -    1,421,601        -
Conversion of convertible
  promissory notes into Class C
  preferred stock                   11,950      119,500           -      -           -      597,500        -
Interest expense associated with
  issuance of convertible notes          -            -           -      -           -      320,000        -
Stock options issued for services        -            -           -      -  (4,757,134)   4,757,134        -
Amortization of deferred compen-
  sation on stock options issued
  for services                           -            -           -      -   2,467,369            -        -
Exercise of stock options                -            -      79,923    559           -      137,374        -
Common stock issued for the
  acquisition of Family
  Telecommunications, Inc.               -            -     400,000  2,800           -    2,411,783        -
Class D preferred stock issued for
  the acquisition of MiBridge, Inc.  1,000       10,000           -      -           -    6,240,000        -
Common stock issued for the
  acquisition of I-Link Worldwide,
  Inc.                                   -            -   1,000,000  7,000           -    8,868,000        -
Stock warrants issued to payoff
  accrued litigation settlement          -            -           -      -           -      821,000        -
Warrants issued in
  connection with certain notes
  payable                                -            -           -      -           -    2,371,575        -
Issuance of Class M preferred
  stock, net of issuance costs of
  $365,188                           4,400       44,000           -      -           -   11,690,820        -
Net loss                                 -            -           -      -           -            -(29,858,701)
                                   -------    ---------  ---------- -------  ----------  ---------- ----------
Balance at December 31, 1997       119,926   $1,199,260 16,036,085 $112,251 $(2,289,765)$70,511,697$(56,984,247)

                                   =======    ========= ==========  =======   =========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                             I-LINK INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the years ended December 31, 1997, 1996 and 1995

                                   1997              1996            1995
                               -------------      -------------    ----------
Cash flows from operating
activities:

Net loss                       $(29,858,701)      $(23,064,240)    $(551,909)
Adjustments to reconcile net
  loss to net cash provided
  by (used in) operating
  activities:
    Depreciation and
      amortization                2,549,282            690,920             -
    Provision for doubtful
      accounts                    1,385,000                  -             -
    Accrued litigation
      settlement                          -            821,000             -
    Amortization of discount
      on notes payable            2,371,575                  -             -
    Amortization of deferred
      compensation on stock
      options issued for
      services                    2,467,369                  -             -
    Interest expense associated
      with issuance of
      convertible notes             320,000          1,945,000             -

    Acquired in-process research
      and development             4,235,830         14,577,942             -
    Write-off of intangible
      assets                        860,305                  -             -
    Loss on disposal of assets      351,288                  -             -
    Other                                 -             14,155             -
Increase (decrease) from changes
  in operating assets and
  liabilities, net of effects of
  acquisitions:
    Accounts receivable         ( 2,932,347)            19,490             -
    Other assets                (   718,096)       (   294,067)            -
    Accounts payable and accrued
      liabilities                 5,769,611        (   432,375)            -
    Discontinued operations  -
      noncash charges and working
      capital changes             1,190,358            881,890       871,271
                                 ----------         ----------       -------
        Net cash provided by
          (used in) operating
          activities            (12,008,526)       (4,840,285)       319,362

                                 ----------         ---------        -------

Cash flows from investing
  activities:
  Purchases of furniture,
    fixtures and equipment      ( 1,948,857)       (  669,970)             -
  Cash received from the
    purchase of MiBridge             79,574                 -              -
  Cash received from the
    purchase of Family
    Telecommunications, Inc.        435,312                 -              -
  Purchase of certificates
    of deposit - restricted               -        (1,962,601)             -
  Proceeds from maturity of
    certificate of deposit -
    restricted                       53,500            60,000              -
  Investing activities of
    discontinued operations     (     7,055)       (      915)         4,283
                                 ----------         ---------        -------

      Net cash provided by
        (used in) investing
        activities              ( 1,387,526)       (2,573,486)         4,283
                                 ----------         ---------        -------

                             Continued

The accompanying notes are an integral part of these consolidated financial statements.


                             I-LINK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                        for the years ended December 31, 1997, 1996 and 1995


                                   1997              1996            1995
                               -------------      -------------    ----------
Cash flows from financing
  activities:
  Proceeds from issuance of
    long-term debt                5,000,000          2,502,333               -
  Repayment of long-term debt   (   892,307)       ( 2,860,086)              -
  Payment of capital lease
    obligation                  (   187,278)       (  130,299)               -
  Proceeds from issuance of
    preferred stock, net of
    offering costs                6,618,888         12,290,000               -
  Proceeds from exercise of
    common stock warrants and
    options                         137,933                  -               -
  Financing activities of
    discontinued operations     (    53,556)            32,733       ( 603,252)
                                 ----------         ----------         -------
      Net cash provided by
        (used in) financing
        activities               10,623,680         11,834,681       ( 603,252)
                                 ----------         ----------         -------

Effect of foreign currency
  translation on cash flows
  of discontinued operations              -                  1       (   2,234)
                                 ----------         ----------         -------

Increase (decrease) in cash
  and cash equivalents          ( 2,772,372)         4,420,911       ( 281,841)

Cash and cash equivalents at
  beginning of year               4,500,227             79,316         361,157
                                 ----------         ----------         -------

Cash and cash equivalents at
  end of year:
  Continuing operations           1,643,805          4,407,465               -
  Discontinued operations            84,050             92,762          79,316
                                 ----------         ----------         -------

    Total cash and cash
      equivalents at end of
      year                     $  1,727,855        $ 4,500,227       $  79,316
                                 ==========         ==========         =======

Supplemental schedule of non-cash
  investing and financing
  Activities:
  Preferred stock and note
    payable issued in connection
    with the acquisition of
    MiBridge, Inc.             $  8,250,000        $         -       $       -
  Common stock issued in
    connection with the
    acquisition of Family
    Telecommunications, Inc.      2,414,583                  -               -
  Stock options issued for
    services                      4,757,134                  -               -
  Conversion of preferred
    stock into common stock       1,449,240          2,000,000          93,050
  Common stock issued in
    connection with the
    acquisition of I-Link
    Worldwide, Inc.               8,875,000         12,600,000               -
  Preferred stock issued
    in exchange of notes
    payable and accrued
    interest                      5,115,932                  -               -
  Conversion of convertible
    promissory notes into
    preferred stock                 717,000            704,799           5,201
  Fixed assets acquired
    under capital lease
    obligations                           -            605,609               -
  Stock warrants issued
    in connection with
    litigation settlement           821,000                  -               -

Supplemental cash flow information:
  Interest paid - continuing
    operations                 $    286,935        $         -       $       -
  Interest paid - discontinued
    operations                       93,625            189,107         129,859


The accompanying notes are an integral part of these consolidated financial statements.

                       I-LINK INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Description of Business, Principles of Consolidation and Liquidity

The consolidated financial statements include the accounts of I-Link Incorporated (formerly Medcross, Inc.) and its subsidiaries (the "Company"). Effective October 7, 1997, the Company's shareholders approved the change of the Company's name from Medcross, Inc. to "I-Link Incorporated". In addition, the names of several of its wholly-owned subsidiaries were changed as discussed below. The name changes are consistent with the Company's change in business focus from providing healthcare facilities, diagnostic and clinical services to providing worldwide telecommunication services. The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technology acquired in the acquisitions of I-Link Worldwide, Inc. and MiBridge, Inc. Telecommunications services are marketed primarily through independent representatives to subscribers throughout the United States. The Company's telecommunication services operations began primarily with the first quarter of 1997 acquisition of I-Link Communications, Inc. (formerly Family Telecommunications, Inc), an FCC licensed long-distance carrier (see Note 9).

During the second quarter of 1997, the Company formed a new wholly-owned subsidiary, I-Link Worldwide, L.L.C., through which it launched a network marketing channel to market its telecommunications services. Previously, all marketing of telecommunications services was provided by third-party wholesale distributors through the Company's wholly-owned subsidiary I-Link Systems, Incorporated (formerly I-Link Worldwide, Inc.).

Through its wholly owned subsidiary, MiBridge, Inc. (MiBridge), the Company develops and licenses communications software that supports multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet. MiBridge was acquired during the third quarter of 1997 (see Note 9).

Diagnostic and clinical service, consisting primarily of magnetic resonance imaging (MRI) and ultrasounds, is provided through the Company's wholly-owned subsidiaries Urological Ultrasound Services of Tampa Bay, Inc., Medcross Asia, Ltd, and Waters Edge Scanning Associates, Inc. and partially owned subsidiaries Medcross Imaging, Ltd. (81.75%) and Shenyang Medcross Huamei Medical Equipment Company, Ltd. (51%). On March 23, 1998, the Company's Board of Directors approved a plan to discontinue these operations (see Note 3).

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company incurred a net loss from continuing operations of $28,667,692 for the year ended December 31, 1997, and as of December 31, 1997 had an accumulated deficit of $56,984,247 and negative working capital of $2,955,180. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 1998 to fund the continued expansion of its private telecommunications network facilities and anticipated growth in subscriber base. In order to meet its working capital needs, the Company has entered into two financing arrangements subsequent to year end (see Note 16). In the first quarter of 1998, the Company signed a term loan agreement with Winter Harbor providing aggregate borrowings of $5.768 million. On March 31, 1998, the Company entered into a credit facility in the amount of $20,000,000 with a
private investor group.   It is anticipated that proceeds from the credit
facility will be used to pay off the Winter Harbor term loan agreement which is due on May 15, 1998.

Note 2 - Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions in Utah, Arizona, New Jersey and Florida, and at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

                       I-LINK INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of Significant Accounting Policies, continued

Furniture, fixtures and equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the declining balance method for medical equipment and the straight-line method for all other assets over the following estimated useful lives:

        Telecommunications network equipment                     4-6 years
        Furniture, fixtures and office equipment                 3-6 years
        Medical equipment                                        6-10 years

Betterments and renewals that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

Intangible assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of the intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if an impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized based on the fair value of the asset. During 1997, the Company wrote off $860,305 in unrecoverable intangible assets (see Note 16). The write off is included in selling, general and administrative expense. There were no such write offs for 1996 and 1995. Amortization of intangible assets is calculated using the straight-line method over the following periods:

   Acquired technology                                              3 years
   Excess acquisition cost over fair value of net assets acquired   5-10 years
   Other intangible assets                                          3-5 years

Reserve for returns

Certain marketing materials sold to independent representatives through the Company's network marketing channel may be returned for credit, subject to restrictions relating to passage of time and return of purchased materials.
The Company has recognized a reserve for returns based on management's estimate of future refunds on expected product returns.

Revenue recognition

Long-distance and enhanced service revenue is recognized as service is provided to subscribers.

During the second quarter of 1997 the Company launched a network marketing channel to market its telecommunication services. Marketing services revenues from the network marketing channel primarily include revenues recognized from independent representatives ("IRs") for training, promotional and presentation materials. Marketing services revenues are presented net of estimated refunds on returns of network marketing training materials.

Technology licensing and development revenues are generally recognized as products are shipped or services are performed. Revenues on long-term development projects are recognized under the percentage of completion method of accounting and are based upon the level of effort expended on the project, compared to total costs related to the contract.

The Company recognizes revenue from health care services (discontinued operations) at the time services are performed, net of contractual allowances based on agreements with third party payers.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of Significant Accounting Policies, continued

Computer software costs

The Company recognizes as a current expense the costs associated with developing computer software for internal use. Purchased computer software for internal use is capitalized and amortized over the expected useful life, usually three years.

Concentrations of Credit Risk

The Company's telecommunications subscribers are primarily residential subscribers and are not concentrated in any specific geographic region of the United States. As of December 31, 1997, approximately $3.1 million of the Company's gross accounts receivable are from subscribers signed up by one third-party wholesale agent (see Note 16).

Income taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for the temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net loss per share

The Company has adopted SFAS No. 128, "Earnings per Share" for 1997, 1996 and 1995. The standard requires presentation of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

As the Company had a net loss from continuing operations for 1997, 1996 and 1995, basic and diluted loss per share are the same.

Basic and diluted loss per common share for 1997, 1996 and 1995 were calculated as follows:

                                        1997            1996          1995
                                    -------------   -------------  ------------

Loss from continuing operations     $( 28,667,692)  $( 22,163,977)  $         -
Cumulative preferred stock
  dividends not paid in current
  year                               (  1,159,589)   (    343,629)   (  128,669)
Deemed preferred stock dividend
  on Class M convertible
  cumulative redeemable preferred
  stock                              ( 88,533,450)              -             -
Deemed preferred stock dividend
  on Class C convertible
  cumulative redeemable preferred
  stock                                         -    ( 20,880,000)            -
                                      -----------     -----------     ---------

Loss from continuing operations
  applicable to common stock        $(118,360,731)  $(43,387,606)   $(  128,669)
                                      ===========     ==========      =========

Loss from discontinued operations   $( 1,191,009)   $(   900,263)   $(  551,909)
                                      ==========      ==========      =========

Weighted average shares outstanding   11,756,249       6,780,352      1,756,540
                                     ===========      ==========      =========

Loss from continuing operations     $(     10.07)   $(      6.40)   $(     0.07)
Loss from discontinued operations    (      0.10)    (      0.13)    (     0.32)
                                      ----------      ----------      ---------
Net loss per common share           $(     10.17)   $(      6.53)   $(     0.39)
                                      ==========      ==========      =========

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 2 - Summary of Significant Accounting Policies, continued

The deemed preferred stock dividend on Class C convertible cumulative redeemable preferred stock is calculated as the difference between the conversion price per common share per the private offering memorandum and the market price for the common stock on the date the preferred shares were sold. The deemed preferred stock dividend on Class M convertible cumulative redeemable preferred stock is calculated as the difference between the conversion price per common share per the agreement and the market price of the common stock as of the date the agreement was finalized, plus the fair value of the warrants issuable in connection with the preferred stock investment. The deemed dividends are implied only and do not represent obligations to pay a dividend.

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of December 31, 1997:

                                        1997            1996          1995
                                    -------------   -------------  ------------
Assumed conversion of Class A
  preferred stock                            -               -        4,894,463
Assumed conversion of Class B
  preferred stock                            -         183,542          411,257
Assumed conversion of Class C
  preferred stock                    2,759,016       5,760,000                -
Assumed conversion of Class D
  preferred stock                      383,108               -                -
Assumed conversion of Class M
  preferred stock                    4,400,000               -                -
Assumed exercise of options
  and warrants to purchase
  shares of common stock            20,998,872       5,761,295          850,169
                                    ----------      ----------        ---------
                                    28,540,996      11,704,837        6,155,889
                                    ==========      ==========        =========

  Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently issued financial accounting standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires the prominent display of comprehensive income and its components. The Company is required to comply with SFAS No. 130 for the year ended December 31, 1998. Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. The Company is required to comply with SFAS No. 131 for the year ended December 31, 1998. The Company is currently evaluating the effect, if any, that these new accounting standards may have on its financial statements.

Reclassifications

Certain balances in the December 31, 1996 and 1995 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Discontinued operations

On March 23, 1998, the Company's Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its efforts on the sale of telecommunication services and technology licensing. The Company intends to sell all of the assets of the medical services subsidiaries, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries.

The results of the medical services operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets - discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows:

                                           1997                 1996
                                       ------------         ------------
     Assets:
       Current assets:
         Cash and cash equivalents     $    84,050          $     92,762
         Accounts receivable               933,376               773,095
         Inventory                         362,243               557,036
         Other                              24,951                47,472
                                         ---------             ---------
           Total current assets          1,404,620             1,470,365

         Furniture, fixtures and
           equipment, net                  858,153             1,280,867
         Other non-current assets            8,706               486,125
                                         ---------             ---------

           Total assets                  2,271,479             3,237,357
                                         ---------             ---------

     Liabilities:
         Current liabilities:
           Accounts payable and
             accrued liabilities           996,088               775,124
           Notes payable                   412,126               421,554
                                         ---------             ---------
             Total current liabilities   1,408,214             1,196,678

         Notes payable                           -                44,128
         Other liabilities                 267,888               328,328
                                         ---------             ---------

             Total liabilities           1,676,102             1,569,134
                                         ---------             ---------
     Net assets - discontinued
       operations                      $   595,377            $1,668,223
                                        ==========             =========

The net furniture, fixtures and equipment, other assets, accounts receivable, and inventory are presented in the table above net of the expected loss on the sale of the discontinued operations.

Revenues of the discontinued operations were $2,309,099, $2,212,544 and $3,122,953 for 1997, 1996 and 1995, respectively.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Certificates of deposit - restricted

During 1996, the Company entered into a 24 month, $3.5 million operating lease. As a condition of that lease, the Company obtained a $1.575 million letter of credit. To collateralize the letter of credit the Company purchased a restricted certificate of deposit (CD) in the same amount. The Company also has a restricted CD totaling $132,000 used to collateralize letters of credit in connection with certain capital leases, restricted CDs totaling $160,500 used for a security deposit on the facilities which the Company occupied in early 1997, and $20,000 in restricted CDs used as collateral for the Company's corporate credit cards. The CDs are held in escrow and bear interest which is paid to the Company. Of the CDs held in escrow, $1,628,500 will be released to the Company during 1998.


Note 5 - Furniture, fixtures and equipment

Continuing operations

Furniture, fixtures and equipment relating to continuing operations consisted of the following at December 31:


                                           1997                 1996
                                       -----------          ------------
Telecommunications network equipment   $ 2,628,422           $   787,600
Furniture, fixtures and office
  equipment                              1,988,146             1,323,396
                                         ---------             ---------
                                         4,616,568             2,110,996
Less accumulated depreciation           (1,064,651)           (  535,227)
                                         ---------             ---------
                                       $ 3,551,917           $ 1,575,769
                                         =========             =========

Discontinued operations

Furniture, fixtures and equipment relating to discontinued operations consisted of the following at December 31:

                                           1997                 1996
                                       -----------          ------------

Medical services equipment             $ 2,982,756          $ 2,975,701

Furniture, fixtures and office
  equipment                                388,191              388,191
                                         ---------            ---------
                                         3,370,947            3,363,892
Less accumulated depreciation           (2,512,794)          (2,083,025)
                                         ---------            ---------
                                       $   858,153          $ 1,280,867
                                         =========            =========

Note 6 - Intangible Assets

Intangible assets consisted of the following at December 31:

                                           1997                 1996
                                       -----------          ------------
Acquired technology                    $  1,450,000         $          -
Excess acquisition cost over fair
  value of net assets acquired           11,072,138                    -
Other intangible assets                   1,203,200                7,320
                                         ----------            ---------
                                         13,725,338                7,320
Less accumulated amortization           ( 1,411,258)                   -
                                         ----------            ---------
                                       $ 12,314,080          $     7,320
                                         ==========            =========

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Long-term debt

Continuing operations

Long-term debt relating to continuing operations, the carrying value of which approximates market, consists of the following at December 31:

                                           1997                 1996
                                       -----------          ------------

Note payable to a vendor, interest
  at 7.0%, payable in graduated
  monthly installments of $50,000
  (through March 1998), $75,000
  (through September 1998) and
  $150,000 (through February 1999),
  remaining principal due March 1999   $2,358,757           $          -

Notes payable to prior owners of
  MiBridge, interest at 8.0%, payable
  in quarterly installments of
  $250,000, collateralized by common
  stock of MiBridge                     1,500,000                      -

Convertible promissory notes,
  interest at 8%, payable quarterly             -                717,000

Other                                       4,000                      -
                                        ---------               --------
                                        3,862,757                717,000
Less current portion                   (2,008,416)                     -
                                        ---------                -------
Long-term debt, less current
  portion                             $ 1,854,341           $    717,000
                                        =========                =======

Annual maturities of long-term debt are as follows:


                1998                $2,008,416
                1999                 1,854,341
                                     ---------
                                    $3,862,757
                                     =========

Simultaneous with the closing of the Company's offering of Class C Preferred Stock in September 1996, the Company issued an aggregate of $717,000 in principal amount of convertible promissory notes. The Company recorded interest expense (non-cash) of $320,000 and $1,000,000 related to these promissory notes for the three months ended March 31, 1997 and for the year ending December 31, 1996, respectively. The interest expense was calculated as the difference between the conversion price per common share per the promissory notes as compared to the market price for the common stock on the date the notes were issued. The interest expense was recognized over the period between the date the promissory notes were issued and the date the promissory notes could first be converted. In October 1997, the convertible promissory notes were converted into 11,950 shares of Class C Preferred Stock.

On June 6, 1997, the Company entered into a term loan agreement (Loan Agreement) and promissory note (Note) with Winter Harbor, LLC (Winter Harbor), a shareholder of the Company, pursuant to which Winter Harbor agreed to loan to the Company the principal sum of $2,000,000 (the Loan) for capital expenditure and working capital purposes. As further consideration for Winter Harbor's commitment to make the Loan, the Company granted to Winter Harbor a warrant (Loan Warrant) to purchase up to 500,000 shares of common stock of the Company (the Common Stock) at a purchase price of $4.97 per share, subject to adjustment, pursuant to the terms of a Warrant Agreement between the parties.

The Loan Warrant expires on March 11, 2002, and contains demand and piggyback registration rights and customary anti-dilution terms. The maturity date of the note was October 15, 1998.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Long-term debt, continued

In August 1997, the Company amended the existing Note allowing for additional borrowings of up to $3,000,000, for an aggregate borrowing of $5,000,000.
The incremental borrowings under this amendment had a maturity date of February 15, 1998. The Company issued 300,000 warrants at the then current market price ($6.38 per share) in connection with the additional borrowings. All other provisions of the additional borrowings are the same as the Note discussed above.

The entire amount of these loans was exchanged for Series M Preferred Stock on October 10, 1997 (see Note 12). A portion of the proceeds received was allocatied based on the relative fair value of the warrants issued in connection with these loans and reflected as a debt discount of $2,371,575 which was amortized to expense in 1997.

Discontinued operations

Long-term debt relating to discontinued operations, the carrying value of which approximates market, consists of the following at December 31:

                                           1997                 1996
                                       -----------          -----------
Note payable to a related party,
  interest at 10.5%, payable on
  demand                               $ 175,682            $ 175,682

Note payable to a bank, interest
  payable at 3/4% above prime rate
  (8.5% at December 31, 1997),
  principal balance due June 30,
  1996, collateralized by accounts
  receivable and general assets of
  the Company                            236,444              290,000
                                         -------              -------
                                         412,126              465,682
Less current portion                    (412,126)            (421,554)
                                         -------              -------
Long-term debt, less current
  portion                              $       -            $  44,128
                                         =======              =======

Subsequent to December 31, 1997, the Company refinanced its $236,444 note payable to a bank. The new note bears interest at 12% and requires monthly interest payments. The outstanding principal balance is due August 11, 1998. The loan requires mandatory prepayment from net sales proceeds if the assets of the medical division are sold before that date.


Note 8 - Commitments under long-term leases

The Company leases a variety of assets, fiber optics and facilities used in its operations. The majority of these lease agreements are with one creditor. Payments to this creditor are collateralized by letters of credit totaling $1.707 million (see Note 4).

As of December 31, 1997 and 1996, the Company had $264,007 and $466,832, respectively (net of accumulated amortization of $341,602 and $138,777, respectively) of equipment acquired through capital leases.

Agreements classified as operating leases have terms ranging from one to six years. The Company's rental expense for operating leases was approximately $2,848,000, $1,316,000 and $41,000 for 1997, 1996 and 1995, respectively.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8 - Commitments under long-term leases, continued

Future minimum rental payments required under non-cancelable capital and operating leases with initial or remaining terms in excess of one year consist of the following at December 31, 1997:

                                          Capital           Operating
                                          Leases             Leases
                                        ------------      -------------
Year ending December 31:
    1998                                $ 188,000         $2,713,000
    1999                                   70,000            932,000
    2000                                        -            903,000
    2001                                        -            256,000
    2002                                        -            219,000
    Thereafter                                  -            125,000
                                          -------          ---------
    Total minimum payments                258,000         $5,148,000
                                                           =========
    Less amount representing interest    ( 21,526)
                                          -------
    Present value of net minimum
      lease payments                      236,474
    Less current portion                 (169,315)
                                          -------
    Long-term obligations under
      capital leases                    $  67,159
                                          =======

Note 9 - Acquisition of subsidiaries

I-Link Worldwide, Inc.

In February 1996, the Company closed its acquisition of all of the issued and outstanding common stock of I-Link Worldwide Inc., a Utah corporation from ILINK, Ltd., a Utah limited partnership, in exchange for the issuance of an aggregate of 4,000,000 shares of common stock of the Company. The acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired enterprise are included in the consolidated financial statements beginning February 13, 1996. Pursuant to the terms of the stock purchase agreement, 1,400,000 shares of the common stock were issued at the time of acquisition. In August 1996, 1,600,000 shares of Common Stock were released from escrow upon the receipt of proceeds from the completion of the Company's offering of Class C Preferred Stock.

The acquisition cost relating to the first 3,000,000 shares issued of $12,600,000 and the assumed net liabilities of $2,003,000 was allocated to acquired in-process research and development and software costs acquired. These were expensed as technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use.

The remaining 1,000,000 shares of common stock were released from escrow in the second quarter of 1997 as the Company's annual revenues exceeded $1,000,000.
The value of the common stock issued was $8,875,000 (based on the closing market price of the Company's common stock on June 30, 1997) and has been recorded in the financial statements as an intangible asset representing the excess cost over fair value of net assets acquired which is being amortized using the straight-line method over five years.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Acquisition of subsidiaries, continued

Family Telecommunications Incorporated

On January 13, 1997, pursuant to the terms of a Share Exchange Agreement the Company acquired 100% of the outstanding stock of Family Telecommunications Incorporated (FTI), a Utah corporation, from the stockholders of FTI, namely Robert W. Edwards, Jr. and Jerald L. Nelson. John W. Edwards, President, a Director and Chief Executive Officer of the Company, and Robert W. Edwards, Jr., the principal shareholder of FTI, are brothers. The consideration ($2,415,000) for the transaction consisted of an aggregate of 400,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting. FTI is a FCC licensed long-distance carrier and provider of telecommunications services. FTI has been renamed "I-Link Communications, Inc."

The acquisition was allocated to the tangible net liabilities of $135,000 (based on their fair market value) with the excess acquisition cost over fair value of assets acquired of $2,550,000 allocated to intangible assets. The intangible assets are being amortized over periods ranging between three and ten years.
The fair values of assets acquired and liabilities assumed in conjunction with this acquisition were as follows:


Current assets (including cash of $435,312)                  $ 1,740,000
Tangible long-term assets                                      1,166,000
Intangible long-term assets                                    2,550,000
Current liabilities                                           (1,330,000)
Long-term liabilities                                         (1,711,000)
                                                               ---------
Net purchase price                                           $ 2,415,000
                                                               =========

MiBridge, Inc.

In the third quarter of 1997 the Company completed its acquisition of 100% of the outstanding stock of MiBridge, Inc. (MiBridge). The consideration ($8,250,000) for the transaction consisted of: (1) an aggregate of 1,000 shares of Series D Preferred stock, which preferred stock is convertible into such a number of common shares as shall equal the sum of $6,250,000 divided by the lower of $9.25 or the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the conversion date and (2) a note payable in the amount of $2,000,000 payable in cash in quarterly installments over two years. The acquisition was accounted for using the purchase method of accounting. MiBridge is the owner of patent and patent-pending audio-conferencing technology.

The acquisition cost of $8,250,000 (representing the fair value of the common stock into which the 1,000 shares of Series D Preferred stock can be converted and the $2,000,000 note payable) was allocated, based on their estimated fair values, to tangible net assets ($552,760) to acquired technology ($1,450,000), acquired in-process research and development ($4,235,830), employment contracts for the assembled workforce ($606,000) and excess acquisition cost over fair value of net assets acquired ($1,405,410). These assets are being amortized over three years, with the exception of the excess acquisition cost over fair value of net assets acquired which is being amortized over five years. Acquired in-process research and development was expensed upon acquisition, as the research and development had not reached the requirements for technological feasibility at the closing date. The fair value of assets acquired in conjunction with this acquisition were allocated as follows:


Current assets (including cash of $79,574)                   $   534,074
Current liabilities                                           (   54,473)
Tangible long-term assets                                         73,159
Intangible long-term assets                                    3,461,410
In-process research and development                            4,235,830
                                                               ---------
Net purchase price                                           $ 8,250,000
                                                               =========

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Acquisition of subsidiaries, continued

Proforma financial information

As discussed above, the Company acquired I-Link Worldwide during 1996 and FTI and MiBridge during 1997. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements as presented include the operating results of I-Link Worldwide, FTI and MiBridge from the dates of acquisition. The following pro forma information presents a summary of consolidated results of operations of the Company, I-Link Worldwide, FTI and MiBridge as if the acquisitions had occurred at the beginning of 1996 (relative to I-Link Worldwide, Inc.), March 20, 1996 (date of inception of FTI) and March 18, 1996 (date of inception of MiBridge), with pro forma adjustments to give effect to amortization of intangible assets and expensing of acquired in process research and development costs.


     Years ended December 31:                     1997                1996
                                              ------------        ------------
          Operating revenue from continuing
            operations                        $ 14,687,012        $  4,870,189

          Net loss from continuing
            operations                        $(29,380,782)       $(28,535,182)

          Net loss per common share
            from continuing operations        $(      9.80)       $(      6.93)

Note 10 - Income taxes

The Company recognized no income tax benefit from its losses in 1997, 1996 and 1995.

The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to loss before taxes for the following reasons:


                                            1997           1996          1995
                                           -----------   ----------- ----------
          Expected federal statutory
            tax benefit                 $(10,151,960)   $(7,841,842)  $(187,649)

          Increase (reduction) in
            taxes resulting from:
            State income taxes           ( 1,017,678)    (  673,059)   ( 30,355)
            Non-deductible litigation
              settlement expense                   -        279,140           -
            Non-deductible interest
              on certain notes               915,136        661,300           -
            Change in valuation
              allowance                   10,242,303      7,559,551     108,484
            Other                             12,199         14,910     109,520
                                          ----------      ---------     -------
                                        $          -    $         -   $       -
                                          ==========      =========     =======

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10 - Income taxes, continued

At December 31, 1997 the Company had net operating loss carryforwards for both federal and state income tax purposes of approximately $25,247,000. The net operating loss carryforwards will expire between 2006 and 2012 if not used to reduce future taxable income.

The components of the deferred tax assets and liability as of December 31, 1997 and 1996 are as follows:

                                          1997                1996
                                       ----------          -----------

     Deferred tax assets:
       Tax net operating loss
         carryforwards                 $  9,424,087        $  2,759,930
       Excess book amortization
         and depreciation                   727,643              61,706
       Acquired in-process research
         and development                  6,539,624           5,257,333
       Amortization of deferred
         compensation on stock options      920,329                   -
       Reserve for loss on disposal of
         discontinued operations            375,780                   -
       Reserve for inventory valuation       96,992                   -
       Allowance for doubtful accounts      267,147                   -
       Other                                 71,267             117,953
       Valuation allowance              (18,058,069)        ( 7,944,647)
                                         ----------          ----------
          Total deferred tax asset          364,800             252,275
                                         ----------          ----------
     Deferred tax liability:
       Excess tax depreciation and
         amortization                   (   364,800)                  -
       Other                                      -         (   252,275)
                                         ----------          ----------
          Total deferred tax liability  (   364,800)        (   252,275)
                                         ----------          ----------
     Net deferred tax asset            $          -        $          -
                                         ==========          ==========

The valuation allowance at December 31, 1997 and 1996 has been provided to reduce the total deferred tax assets to the amount which is considered more likely than not to be realized, primarily because the Company has not generated net income from its business communications services. The change in the valuation allowance is due primarily to the increase in net operating loss carryforwards and acquired in-process research and development costs which were expensed for books and capitalized for tax purposes. It is at least reasonably possible that a change in the valuation allowance may occur in the near term.


Note 11 - Legal proceedings

A complaint was filed on April 12, 1996 by JW Charles Financial Services, Inc.
(JWC) against the Company in which JWC alleged that the Company breached the terms of a warrant to purchase 331,000 shares of the Company's common stock (JWC Warrant) by failing to prepare and file with the Securities and Exchange Commission (SEC) a registration statement covering the common stock underlying the JWC Warrant. JWC was seeking specific performance, i.e. registering the shares with the SEC, and monetary damages. On April 11, 1997 the Company reached an agreement in principle relating to the settlement of the lawsuit.
The lawsuit was dismissed in the second quarter of 1997 upon payment of
$600,000 to JWC in consideration for the JWC Warrant. The JWC Warrant was purchased by an investor group led by the Company's general counsel and its
treasurer and chief financial officer.   The Company's funds were not utilized.
In connection with the purchase of the JWC Warrant, the Company granted certain additional consideration to the investor group, including new warrants to purchase 175,000 shares of common stock at an exercise price of $2.50 per share. The new warrants have registration rights and anti-dilution provisions. The Company recorded the settlement in 1996 as a charge against earnings in the amount of $821,000, representing the fair value of the new warrants.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Legal proceedings, continued

On November 14, 1997, the Company filed a Notice of Claim commencing an arbitration proceeding against MCI Telecommunications, Inc. ("MCI"). In the past, the Company purchased from MCI long-distance telecommunications capacity on lines operated by MCI in order to provide long-distance telecommunications services to the Company's customers who resided in geographic areas not yet serviced by the Company's dedicated telecommunications network ("off-net" traffic). The arbitration proceeding was commenced by the Company pursuant to the provisions of the Carrier Agreement between the Company and MCI, and pursuant to the arbitration rules set forth in MCI's FCC Tariff No. 1. In its Notice of Claim the Company seeks (1) to have the arbitrator declare that MCI has materially breached its Carrier Agreement with the Company, (2) to have the arbitrator declare that due to MCI's material breach the Carrier Agreement is terminated without the Company being held liable for the early termination payment provided for under the Carrier Agreement, and (3) to recover damages from MCI in an as yet undetermined amount. MCI has submitted a counterclaim against the Company in the arbitration proceeding seeking $4,431,290 for claimed services rendered and under-usage penalties, and has reserved the right to amend its counterclaim to potentially include claims for early termination penalties and claimed services rendered in November and December 1997. Management believes the Company has valid defenses against MCI's counterclaim, and will vigorously contest all such claims. Subsequent to the Company's commencement of the MCI arbitration proceeding, the Company made arrangements with an alternative national provider of long-distance telecommunications capacity to replace all of the capacity provided by MCI. At the present time Management cannot determine the impact, if any, this arbitration proceeding may have on the Company's financial statements.


Note 12 - Stockholders' equity

Preferred stock

In 1992, the Board of Directors approved and filed with the state of Florida an Amendment to the Articles of Incorporation designating 200,000 shares of preferred stock as Class A Variable Rate Cumulative Convertible Preferred Stock ("Class A Preferred Stock") and 22,500 shares of preferred stock as Class B Variable Rate Cumulative Convertible Preferred Stock ("Class B Preferred Stock"). The Class A Preferred Stock and Class B Preferred Stock both have a par value of $10 per share and are entitled to receive cumulative dividends at a rate equal to 2% above the 30 day certificate of deposit rate in effect on the first day of each month at the Texas Commerce Bank. Shares of Class A and Class B Preferred Stock may be converted into such number of whole shares of common stock as is determined by multiplying the number of shares of Class A Preferred Stock by a fraction, the numerator of which is $10 and the denominator is the conversion price ($.408625). In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of the Class A Preferred Stock shall be entitled to distribution before any payments shall be made in respect to the Class B Preferred Stock or common stock in amounts equal to the par value per share plus all accrued and unpaid dividends and the holders of Class B Preferred Stock shall be entitled to distribution before any payments shall be made in the respect to common stock in an amount equal to the par value per share plus all accrued and unpaid dividends. As of December 31, 1997, all issued shares of Class A and Class B Preferred Stock had been converted into Common Shares.

In August 1996, the Company filed with the State of Florida an Amendment to the Articles of Incorporation amending the designation of 240,000 shares of preferred stock as Class C Convertible Cumulative Preferred Stock (the "Class C Preferred Stock"). The Class C Preferred Stock has a par value of $10 per share and holders are entitled to receive cumulative preferential dividends equal to 8% per annum of the liquidation preference per share of $60.00. Unless previously redeemed, the Class C Preferred Stock is convertible into shares of the Company's Common Stock ("Conversion Shares"), at any time commencing November 21, 1996, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $60 divided by the lower of
(i) $2.50, or (ii) the closing bid price for any five consecutive trading days during the period commencing on September 6, 1996 and ending on March 5, 1998 (subject to certain anti-dilution adjustments). The Class C Preferred Stock is redeemable at any time prior to September 6, 2000, at the option of the Company at a redemption price equal to $60 per share plus accrued and unpaid dividends, provided (i) the Conversion Shares are covered by an effective registration statement; and (ii) during the immediately preceding thirty (30) consecutive trading days ending within fifteen (15) days of the date of the notice of redemption, the closing bid price of the Company's Common Stock is not less than $8.00 per share. The Class C Preferred Stock is redeemable at any time after September 6, 2000, at the option of the

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12 - Stockholders' equity, continued

Company at a redemption price equal to $90 plus accrued and unpaid dividends, provided the Conversion Shares are covered by an effective registration statement or the Conversion Shares are otherwise exempt from registration. During the years ending December 31, 1997 and 1996, 136,991 and 0 shares, respectively, of Class C Preferred Stock had been converted into common shares. At December 31, 1997 and 1996, 114,959 and 240,000 Class C Preferred Shares were outstanding. In August 1997, the Company completed its acquisition of MiBridge. As partial consideration for 100 percent of the outstanding stock of MiBridge, the Company agreed to issue 1,000 shares of Series D Preferred Stock to the prior owners of MiBridge. The Series D Preferred shares were issued in October 1997 after the October 7, 1997 annual meeting where the shareholders approved and adopted an amendment to the Company's articles of incorporation increasing the number of authorized shares of Preferred Stock from 500,000 to 10,000,000 and the number of authorized shares of Common Stock from 20,000,000 to 75,000,000. The preferred stock is convertible into such a number of common shares as shall equal the sum of $6,250,000 divided by the lower of $9.25 or the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the conversion date. On the nine-month anniversary of the closing of the MiBridge acquisition, any unconverted share of Series D Preferred Stock shall automatically convert to Common Stock. The Series D Preferred shares are not entitled to dividends.
As of December 31, 1997, 567 shares of Class D Preferred Stock remained unconverted and outstanding.

On October 10, 1997, the Company closed an agreement with Winter Harbor pursuant to which Winter Harbor invested $12,100,000 in a new series of the Company's convertible preferred stock (the "Series M Preferred Stock"). Winter Harbor purchased approximately 2,545 shares of Series M Preferred Stock, convertible into approximately 2,545,000 shares of Common Stock, for an aggregate cash consideration of approximately $7,000,000 (equivalent to $2.75 per share of Common Stock). The agreement with Winter Harbor also provided for the purchase of approximately 1,855 additional shares of Series M Preferred Stock, convertible into approximately 1,855,000 share of Common Stock. Such additional shares of Series M Preferred Stock were paid for by Winter Harbor exchanging $5,000,000 in outstanding notes payable and accrued interest of approximately $100,000. As additional consideration for its equity investment in Series M Preferred Stock, Winter Harbor was issued additional warrants by the Company to acquire (a) 2,500,000 shares of Common Stock at an exercise price of $2.75 per share (exercise period of 30 months), (b) 2,500,000 shares of Common Stock at an exercise price of $4.00 per share (exercise period of 60 months), and
(c) 5,000,000 shares of Common Stock at an exercise price of $4.69 per share (exercise period of 60 months). All of the warrants have demand registration rights and anti-dilution rights and contain cashless exercise provisions.

The Series M Preferred Stock is entitled to receive cumulative dividends in the amount of 10% per annum before any other class of preferred or common stock receives any dividends. Thereafter, the Series M Preferred Stock participates with the Common Stock in the issuance of any dividends on a per share basis. The Series M Preferred Stock will have the right to veto the payment of dividends on any other class of stock. The Series M Preferred stock is convertible at any time prior to the fifth anniversary of its issuance, at the sole option of Winter Harbor, and automatically converts at that date if not converted previously. If automatically converted on the fifth anniversary, the conversion price will be the lower of $2.75 per share or 50% of the average closing bid price of the Common Stock for the ten trading days immediately preceding the conversion date. The basis for discretionary conversion, or the conversion price for automatic conversion, shall be adjusted upon the occurrence of certain events, including without limitation, issuance of stock dividends, recapitalization of the Company or the issuance of stock by the Company at less than the fair market value thereof. The Series M Preferred Stock will vote with the Common Stock on an as-converted basis on all matters which are submitted to a vote of the stockholders, except as may otherwise be provided by law or by the Company's Articles of Incorporation or By-Laws; provided, however, that the Series M Preferred Stock will have the right to appoint two members of the Company's board of directors. Furthermore, the Series M Preferred stock shall have the right to be redeemed at fair market value in the event of a change of control of the Company, shall have preemptive rights to purchase securities sold by the Company, and shall have the right to preclude the Company from engaging in a variety of business matters without the concurrence of Winter Harbor, including without limitation: mergers, acquisitions and disposition of corporate assets and businesses, hiring or discharging key employees and auditors, transactions with affiliates, commitments in excess of $500,000, the adoption or settlement of employee benefit plans and filing for protection from creditors. As of December 31, 1997, all 4,400 shares of the Company's Class M Preferred Stock remain issued and outstanding.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12 - Stockholders' equity, continued

At December 31, 1997, 9,512,650 of the 10,000,000 shares of preferred stock authorized remain undesignated and unissued. Dividends in arrears at December 31, 1997 were $1,144,698 and $217,468 for Class C and M Preferred Stock, respectively.

Note 13 - Stock-based compensation plans

At December 31, 1997 the Company has several stock based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method outlined by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated as follows:

                                     1997              1996            1995
                                 -------------    -------------   -------------
Net loss as reported             $(29,858,701)    $(23,064,240)   $(551,909)

Net loss pro-forma               $(37,753,358)     (25,563,988)    (587,001)

Basic and diluted loss per
  share as reported              $(     10.17)    $(      6.53)   $(   0.39)

Basic and diluted loss per
  share pro-forma                $(     10.84)    $(      6.90)   $(   0.41)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 100%, 103% and 103% in 1997, 1996, and 1995, respectively, risk free rates ranging from 6.02% to 6.88%, 5.70% to 6.85%, and 5.08% to 6.96% in 1997, 1996, and 1995, respectively, expected lives of 3 years for each year, and dividend yield of zero for each year.

                             1997                    1996                  1995
                     ----------------------    ------------------   -------------------
                                   Weighted               Weighted              Weighted
                     Options       Average     Options    Average    Options    Average
                       and         Exercise      and      Exercise     and      Exercise
                     Warrants        Price     Warrants     Price    Warrants     Price
                     ---------------------     -------------------   -------------------
Outstanding at
  beginning of year    5,761,295   $5.14          850,169  $1.78      615,381    $3.19

Granted               15,526,000    4.45        5,322,000   5.45      331,526     1.87

Exercised            (    79,923)   1.73       (  188,724)  2.02            -     0.00
Expired              (    14,584)   6.75
Forfeited            (   193,916)   5.68       (  222,150)  2.82     ( 96,738)    2.75
                      ----------    ----        ---------   ----      -------     ----
Outstanding at end
  of year             20,998,872   $4.68        5,761,295  $5.14      850,169    $1.78
                      ==========    ====        =========   ====      =======     ====

Options exercisable
  at year end         14,873,577                2,153,294             588,495
                      ==========                =========             =======

Weighted-average
  fair value of
  options and
  warrants granted
  during the year                  $5.78                   $5.45                 $1.87
                                    ====                    ====                  ====


               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13 - Stock-based compensation plans, continued

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1997.


                              Options and         Weighted         Weighted                        Weighted
                               Warrants            Average          Average          Number         Average
                             Outstanding at       Remaining        Exercise        Exercisable      Exercise
Exercise Price                 12/31/97             Life             Price         at 12/31/97        Price
--------------               --------------       ----------       ---------       -----------     ----------
$0.875 to $2.500              4,007,038               5.74           $2.34          4,007,038         $2.34
$3.875 to $4.970              9,362,334               7.16            4.50          8,979,453          4.50
$5.000 to $6.500              4,187,000               9.28            5.32          1,252,835          5.49
$6.625 to $8.625              3,442,500               6.98            7.09            634,251          7.13
                             ----------               ----            ----          ---------          ----
                             20,998,872               7.28           $4.68         14,873,577         $4.12
                             ==========               ====            ====         ==========          ====

1997 Recruitment stock option plan

In October of 1997, the shareholders of the Company approved the adoption of the 1997 Recruitment Stock Option Plan which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (SARs) up to an aggregate of 4,400,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of Common Stock covered by the option can be purchased is determined by the Company's Board of Directors; however, in all instances the exercise price is never less than the fair market value of the Company's Common Stock on the date the option is granted.

As of December 31, 1997, there were incentive stock options to purchase 950,500 shares of the Company's Common Stock outstanding. The outstanding options vest over three years at exercise prices of $4.375 to $8.625 per share. Options issued under the plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs or non-qualified stock options under the plan.

Director stock option plan

The Company's Director Stock Option Plan authorizes the grant of stock options to directors of the Company. Options granted under the Plan are non-qualified stock options exercisable at a price equal to the fair market value per share of common stock on the date of any such grant. Options granted under the Plan are exercisable not less than six months or more than ten years after the date of grant.

As of December 31, 1997, options for the purchase of 8,169 shares of common stock at prices ranging from $0.875 to $3.875 per share were outstanding, all of which are exercisable. In connection with the adoption of the 1995 Director
Plan the Board of Directors authorized the termination of future grants of options under the plan; however, outstanding options granted under the plan will continue to be governed by the terms thereof until exercise or expiration of such options.

Stock purchase plan

In accordance with the Employee Qualified Stock Purchase Plan adopted in June
1990, employees may contribute up to 10 percent of their base wages towards the purchase of the Company's common stock. The option price is the lesser of 85% of the market value on the first business day of the Payment Period (September
1) or the last business day of the Payment Period (August 31).  As of December
31, 1997 the Company had 34,376 shares of common stock reserved for issuance on exercise of the purchase rights. On August 31, 1997, 770 shares of common stock were issued at a price of $4.375 per share.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13 - Stock-based compensation plans, continued

1995 Director stock option plan

The 1995 Director Stock Option and Appreciation Rights Plan provides for the issuance of incentive options, non-qualified options and stock appreciation rights (the "1995 Director Plan") to directors of the Company. The 1995
Director Plan provides for the grant of incentive options, non-qualified options, and SARs to purchase up to 250,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).

The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis to each member of the Board of Directors then serving to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. The number of shares granted to each Board member was increased to 20,000 in 1998. In addition, the Board member will receive 5,000 options for each committee membership. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 190,000 shares of common stock reserved for issuance under the 1995 Director Plan. The Company granted 105,000 options to purchase common shares under this plan in 1997. As of December 31, 1997, options to purchase 170,000 shares of common stock at prices ranging from $1.00 to $1.25 per share are outstanding and exercisable. There were 20,000 options exercised under this plan during 1997 and 40,000 options exercised during 1996.

1995 Employee stock option plan

The 1995 Employee Stock Option and Appreciation Rights Plan (the "1995 Employee
Plan") provides for the issuance of incentive options, non-qualified options, and SARs.

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options, and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. The Company has 400,000 shares of common stock reserved for issuance under the 1995 Employee
Plan. As of December 31, 1997, options to purchase 375,000 shares of common stock with exercise prices ranging from $1.125 to $6.75 are outstanding under the 1995 Employee Plan. During 1997, options to purchase 25,000 shares of common stock were exercised.

Other warrants and options

Pursuant to the terms of a Financial Consulting Agreement dated as of November
3, 1994 between the Company and JW Charles Financial Services, Inc., the
Company issued a common stock purchase warrant (the "JWC Warrant") covering
250,000 (331,126 as adjusted) shares of common stock to JW Charles Financial
Services as partial consideration for its rendering financial consulting services to the Company. The warrant is exercisable at a price of $1.51 per share and expires on November 3, 1999.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13 - Stock-based compensation plans, continued

The JWC Warrant contains anti-dilution provisions providing for adjustments in the exercise price. The JWC Warrant also contains anti-dilution provisions providing for adjustments in the number of shares covered by the JWC Warrant.
The holder of the JWC Warrant has no voting, dividend, or other stockholder rights or privileges unless and until the JWC Warrants have been exercised. The holder of the JWC Warrant has been granted "piggy back" registration rights under the Securities Act of 1933 with respect to the JWC Warrants and the underlying shares of common stock.

Pursuant to the issuance of a $200,000 promissory note by I-Link to Scott Cook in 1996, the Company issued a common stock purchase option covering 100,000 shares of the Company's common stock. The option is exercisable at a price of $1.00 and expires on December 31, 1999.

In April 1996 the Company approved the issuance of 1,000,000 options to John
Edwards at an option price of $7.00 per share as part of his employment agreement. The options vest over a three year period and expire in 2006.

On July 1, 1996 the Company approved the issuance of options to purchase
1,500,000 and 500,000 shares of common stock to Clay Wilkes and Alex Radulovic respectively as part of their employment agreements. Each option has an exercise price of $7.00 per share, vesting in 25% increments in the event that the average closing bid price of a share of the Company's common stock for five consecutive trading days exceeds $10, $15, $20 and $25, respectively. Each option becomes exercisable (to the extent vested) on June 30, 1997, vests in its entirety on June 30, 2001 and lapses on June 30, 2002.

In August 1996, Commonwealth Associates, the Placement Agent for the Company's offering of Class C Preferred Stock and 8% Convertible Notes, designated Joseph
Cohen as its nominee for election to the Board of Directors.  Commonwealth
Associates was also granted, in connection with such offering, the right to approve the Company's selection of a second outside director to be nominated for election at the next annual or special meeting of stockholders. Mr. Cohen serves as a Class II Director of the Company and a member of the Finance, Compensation and Audit Committees of the Board of Directors. The Company issued options to purchase 64,000 shares of Common Stock to Mr. Cohen, exercisable at the fair market value of the common stock on September 30, 1996 of $5.25. Of such options, 24,000 vested and became exercisable immediately upon grant, 20,000 vested and became exercisable on the first anniversary of the grant, and 20,000 shall vest and become exercisable on the second anniversary of the grant.

In August 1996, William Flury, Vice President of Sales & Marketing of I-Link loaned I-Link the sum of $100,000. The loan plus a loan origination fee of $5,000 was repaid in September 1996. In connection with such loan, the Company agreed to issue Mr. Flury a warrant to purchase 5,000 shares of Common Stock at $2.50 per share, which expires in August of 1998.

In August 1996, John Edwards, President and Chief Executive Officer of I-Link loaned I-Link the sum of $131,250 (including a $6,250 original issue discount), which was repaid in August 1996. In connection with such loan, the Company agreed to issue Mr. Edwards a warrant to purchase 25,000 shares of Common Stock at $4.875 per share, which expires in August 1998.

In September 1996, the Company closed a private placement offering of Class C
Preferred Stock. As a result of this transaction, the Company issued a warrant to purchase 750,000 shares of its Common Stock at an exercise price of $2.50 per share as compensation to the Placement Agent. These warrants expire on August 20, 2001. During 1997, warrants to purchase 34,923 shares of common stock were exercised.

John Edwards agreed to amend his employment contract on August 21, 1996, which reduced his salary. In consideration of the salary reduction, the Company granted to him options, which vested immediately, to purchase 250,000 shares of common stock for 10 years at an exercise price of $4.875 per share which was based on the closing price of the stock at grant date.

In October 1996 the Company agreed to issue 250,000 shares of common stock each to William Flury and Karl Ryser Jr. pursuant to their employment agreements.
The options were issued at $4.41 based on the closing price of the stock at grant date. The options vest quarterly over a three-year period and expire in 2000.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13 - Stock-based compensation plans, continued

During 1996, the Company issued 343,000 options to employees at a price equal to the closing stock price on the grant date. The options vest quarterly over a three-year period and expire in 10 years.

During 1996, the Company issued 120,000 warrants to non-employees at $4.00 per share. The warrants expire in 1999.

During 1997, the Company issued options to purchase 1,210,000 shares of common stock to non-employees at exercise prices ranging from $4.875 to $8.438, which
was based on the closing price of the stock at the grant date.   The fair value
of the warrants issued was recorded as deferred compensation of $4,757,134 to be amortized over the expected period the services were to be provided.  During
1997, $2,467,369 of the deferred compensation was amortized to expense.  The warrants must be exercised within ten years of the grant date.

During 1997, the Company issued non-qualified options to purchase 2,200,000 share of common stock to certain executive employees at exercise prices ranging from $4.875 to $5.188, which was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date.


Note 14 - Segment of Business Reporting

The continuing operations of the Company are divided into the following business segments for financial reporting purposes:  telecommunications services
and technology licensing and development.   Financial information by business
segment is as follows:


                                       1997            1996             1995
                                   -----------     -------------   ------------
Revenues:
  Telecommunications services       $ 13,718,338    $    170,532    $       -
  Technology licensing and
    development                          346,875               -            -

Operating loss:
  Telecommunications services        (24,076,626)    (22,163,977)           -
  Technology licensing and
    development                      ( 4,591,066)              -            -

Identifiable assets:
  Telecommunications services         20,185,005       8,196,473            -
  Technology licensing and
    development                        3,472,494               -            -


Note 15 - Commitments

Employment and consulting agreements

The Company has entered into employment and consulting agreements with a consultant and ten of its employees, primarily executive officers and management personnel. These agreements generally continue over the entire term unless terminated by the employee or consultant of the Company, and provide for salary continuation for a specified number of months. Certain of the agreements provide additional rights, including the vesting of unvested stock options in the event a change of control of the Company occurs or termination of the contract without cause. The agreements contain non-competition and confidentiality provisions. As of December 31, 1997, if the contracts were to be terminated by the Company, the Company's liability for salary continuation would be approximately $1,980,000.

               I-LINK INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 15 - Commitments, continued

Purchase commitments

The Company has certain purchase commitments relative to its network infrastructure. Under the terms of the agreements, the Company has a minimum monthly usage commitment of $50,000, with a $225,000 penalty if the agreement is cancelled prior to December 2000. In addition, the Company has commitments to purchase long-distance telecommunications capacity on lines from a national provider in order to provide long-distance telecommunications services to the Company's customers who reside in areas not yet serviced by the Company's dedicated telecommunications network. The Company's minimum monthly commitment is approximately $500,000. If the agreement were terminated prior to October 1999, the Company would be obligated to pay 50% of the remaining monthly minimum usage amounts.


Note 16 - Subsequent Events

Capital Financing

In the first quarter of 1998 the Company obtained a total of $5.768 million in new interim debt financing from Winter Harbor, L.L.C. Pursuant to the terms of the loan agreement with Winter Harbor, the Loan (which bears interest at prime plus one) is payable upon demand by Winter Harbor no earlier than May 15, 1998, and is collateralized by essentially all of the assets of the Company's subsidiaries. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 5,000,000 warrants to purchase common stock of the Company at exercise prices ranging from $5.50 to $7.22 based upon 110% of the closing price of the common stock on the day loan funds are advanced. The warrants expire on October 15, 2005. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. After May 15, 1998, if the loan has not been repaid by the Company, Winter Harbor may elect (a) to continue the loan on a demand basis with interest accruing at prime plus four, or (b) to convert the unpaid balance of the loan into additional shares of the Company's Series M Preferred Stock, reduce the exercise price of the 5,000,000 Loan Warrants to $2.50 per share, and receive an additional 5,000,000 warrants to purchase common stock of the Company at an exercise price of $2.50 per share. The Company intends to repay the loan from the credit facility described in the following paragraph. In 1998 the Company will recognize interest expense on this loan comprised of the interest paid and (non-cash) interest associated with the new warrants issued and the change of the exercise period on prior warrants issued.

     On March 31, 1998 the Company entered into a credit facility of up to $20 million with a private investor group. The credit facility provides for an initial borrowing of $10 million collateralized by a pledge of 3,226,000 newly issued restricted shares of the Company's common stock. Upon approval by the Company's shareholders the Company and lender intend to increase the borrowing an additional $10 million on similar terms collateralized by a pledge of additional newly issued restricted shares of the Company's common stock. Beyond the pledged shares, the loan is non-recourse to the Company. In the event of a decrease in the market price of the Company's publicly traded shares, the Company may be required to pledge additional common shares to maintain a loan-to-value ratio in the security of 2:1 based upon the 30 day moving average of the lowest bid price of the Company's publicly traded shares. The term of the credit facility is two years, with an option exercisable by the Company to extend for an additional third year. The credit facility may not be repaid until after the first year. The credit facility may be repaid in cash or common stock at the option of the lender. If repaid in common stock, the number of shares to be retained by the lender in satisfaction of the credit facility will be based upon the then current market price of the Company's publicly traded shares, less a discount of 30%. The credit facility bears interest quarterly at prime plus one percent. Interest-only payments are to be made on the first day of each quarter, beginning the first quarter following the funding. It is anticipated that borrowing under the Winter
Harbor interim financing will be repaid from this credit facility.

Termination of Marketing Agreement

Subsequent to year-end, the Company terminated its telecommunications marketing agreement with one of its wholesale agents. This reflects a change in strategy from marketing its telecommunications products primarily through wholesale agents to marketing through independent representatives in the network marketing channel. Revenues from subscribers signed up by this wholesale agent accounted for approximately 56 percent of total telecommunications revenues for 1997. With the growth in sales through the network marketing channel, management does not anticipate that the loss of subscribers signed up by this wholesale agent will have a significant impact on the revenues and cash flows of the Company.

As a result of the loss of customers from this wholesale agent, the Company determined that the portion of the FTI purchase price allocated to the wholesale agent customer lists and the related purchase price in excess of fair market value of assets acquired should be written off. This resulted in an expense to the Company of $860,305 for the year ending December 31, 1997.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          MEDCROSS, INC.
                                          (Registrant)


Dated:  April 15, 1998                    By: /s/ John W. Edwards
                                              John W. Edwards, Chairman of the
                                              Board, President and Chief
                                              Executive Officer



     In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                      Date
---------                           -----                      ----

/s/ John W. Edwards              Chairman of the Board,    April 15, 1998
---------------------------      President and Chief
John W. Edwards                  Executive Officer


/s/ Karl S. Ryser, Jr.           Treasurer, Chief          April 15, 1998
---------------------------      Financial Officer
Karl S. Ryser, Jr.               and Chief Accounting
                                 Officer

/s/ David E. Hardy               Secretary                 April 15, 1998
---------------------------
David E. Hardy


/s/ Henry Y.L. Toh               Director                  April 15, 1998
---------------------------
Henry Y.L. Toh


/s/ R. Huston Babcock            Director                  April 15, 1998
---------------------------
R. Huston Babcock


/s/ Joseph A. Cohen              Director                  April 15, 1998
---------------------------
Joseph A. Cohen