Form 10-Q
period 1998-03-31
I LINK INC
filed 1998-05-20
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

   OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from __________________ to

                  Commission file number: 0-17973


                        I-LINK INCORPORATED
       (Exact name of registrant as specified in its charter)

              FLORIDA                              59-2291344
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

      13751 S. WADSWORTH PARK DRIVE, SUITE 200,  DRAPER, UTAH 84020
                   (Address of principal executive offices)

                         (801) 576-5000
               (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                           ______________

As of May 15, 1998, the registrant had outstanding 16,993,889 shares of $0.007 par value common stock.

PART I  - FINANCIAL INFORMATION

Item 1 -  Financial Statements

                  I-LINK INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                  ASSETS                     March 31,   December 31,
                                                1998        1997
                                             (Unaudited)
                                             -----------  -----------
Current assets:
  Cash and cash equivalents                  $ 1,851,311  $ 1,643,805
  Accounts receivable, less allowance for
    doubtful accounts of $1,257,000 and
    $1,385,000 as of March 31, 1998 and
    December 31, 1997, respectively            4,354,118    3,233,207
  Certificates of deposit - restricted         1,628,610    1,628,500
  Other current assets                           526,531      321,488
                                              ----------   ----------
    Total current assets                       8,360,570    6,827,000

Furniture, fixtures and equipment, net         3,924,722    3,551,917

Other assets:
  Intangible assets, net                      11,590,655   12,314,080
  Certificates of deposit  restricted            259,000      259,000
  Other assets                                   858,706      705,502
  Net assets of discontinued operations          587,935      595,377
                                              ----------   ----------
    Total assets                             $25,581,588  $24,252,876
                                              ==========   ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $ 5,159,527  $ 4,833,452
  Accrued liabilities                          3,082,791    2,770,997
  Current portion of long-term debt            6,110,643    2,008,416
  Current portion of obligations under
    capital leases                               171,014      169,315
                                              ----------   ----------
    Total current liabilities                 14,523,975    9,782,180

Long-term debt                                   254,000    1,854,341
Obligations under capital leases                  14,551       67,159
                                              ----------   ----------
    Total liabilities                         14,792,526   11,703,680

Commitments and contingencies (notes 6, 7 and 8)

Stockholders' equity:
  Preferred stock, $10 par value, authorized
    10,000,000 shares, issued and outstanding
    98,563 and 119,926 at March 31, 1998 and
    December 31, 1997, respectively,
    liquidation preference of $22,983,440 at
    March 31, 1998                               985,630    1,199,260
  Common stock, $.007 par value, authorized
    75,000,000 shares, issued and outstanding
    16,737,705 and 16,036,085 at March 31,
    1998 and December 31, 1997, respectively     117,162      112,251
  Additional paid-in capital                  76,000,016   70,511,697
  Deferred compensation                      ( 1,984,309) ( 2,289,765)
  Accumulated deficit                        (64,329,437) (56,984,247)
                                              ----------   ----------
    Total stockholders' equity                10,789,062   12,549,196
                                              ----------   ----------
Total liabilities and stockholders' equity   $25,581,588 $24,252,876
                                              ==========  ==========

The accompanying notes are an integral part of these financial statements

                  I-LINK INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

<CAPTIONS>
                                            Three Months Ended March 31,
                                                 1998          1997
                                             ------------  ------------
Revenues:
  Telecommunication services                 $ 4,780,977   $ 2,147,216
  Marketing services, net                      1,341,247             -
  Technology licensing and development           205,950             -
                                              ----------    ----------
    Total revenues                             6,328,174     2,147,216
                                              ----------    ----------
Operating costs and expenses:
  Telecommunication network expenses           4,898,216     3,051,082
  Marketing services costs                     1,867,885             -
  Selling, general and administrative          2,411,587     2,112,486
  Provision for doubtful accounts                773,662        75,000
  Depreciation and amortization                1,010,727       298,101
  Research and development                       568,095       271,088
                                              ----------    ----------
    Total operating costs and expenses        11,530,172     5,807,757
                                              ----------    ----------
Operating loss                               ( 5,201,998)  ( 3,660,541)
                                              ----------    ----------
Other income (expense):
  Interest expense                           ( 2,181,042)  (   335,592)
  Interest and other income                       45,292        84,308
                                              ----------    ----------
    Total other expense                      ( 2,135,750)  (   251,284)
                                              ----------    ----------
Loss from continuing operations              ( 7,337,748)  ( 3,911,825)
                                              ----------    ----------
Income (loss) from discontinued operations
  (less applicable income tax provision of
  $0 for the three months ended March 31,
  1998 and 1997)                             (     7,442)        5,084
                                              ----------    ----------
Net loss                                    $( 7,345,190) $( 3,906,741)
                                              ==========    ==========

Net loss per common share - Basic and diluted:

  Loss from continuing operations           $(      0.48) $(      0.40)
  Income (loss) from discontinued operations           -             -
                                              ----------    ----------
    Net loss per common share               $(      0.48) $(      0.40)
                                              ==========    ==========

The accompanying notes are an integral part of these financial statments

                 I-LINK INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

<CAPTIONS>
                                              Preferred Stock          Common Stock
                                           ---------------------   ----------------------
                                                                                                       Additional
                                                                               Deferred                  Capital     Accumulated
                                            Shares      Amount     Shares       Amount   Compensation    Paid-in      Deficit
                                           ---------  -----------  ----------  --------  ------------  -----------  -------------
BALANCE AT DECEMBER 31, 1997                119,926   $ 1,199,260  16,036,085  $112,251  $(2,289,765)  $70,511,697  $(56,984,247)

Conversion of preferred stock into
  common stock                             ( 21,363)   (  213,630)    512,720     3,589            -       210,041             -
Amortization of deferred  compensation on
  stock options issued for services               -             -           -         -      305,456             -             -
Exercise of stock options                         -             -     188,900     1,322            -       274,278             -
Warrants issued in connection
  with certain notes payable                      -             -           -         -            -     5,004,000             -
Net loss                                          -             -           -         -            -             -   ( 7,345,190)
                                            -------    ----------  ----------   -------    ---------    ----------    ----------

BALANCE AT MARCH 31, 1998                    98,563   $   985,630  16,737,705  $117,162  $(1,984,309)  $76,000,016  $(64,329,437)
                                            =======    ==========  ==========   =======    =========    ==========    ==========

The accompanying notes are an integral part of these financial statements

                  I-LINK INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

<CAPTIONS>
                                          For the Three Months Ended March 31,
                                                    1998            1997
                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                      $(7,345,190)    $(3,906,741)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization               1,010,727         298,101
      Provision for doubtful accounts               773,662          75,000
      Provision for asset valuation                       -         213,944
      Amortization of discount on notes payable   2,061,000               -
      Amortization of deferred compensation on
        stock options issued for services           305,456               -
      Interest expense associated with issuance
        of convertible notes                              -         320,000
Increase (decrease) from changes in operating
  assets and liabilities, net of effects of
  acquisitions:
    Accounts receivable                          (1,894,573)     (  764,832)
    Other assets                                 (  358,357)         71,400
    Accounts payable and accrued liabilities        637,869       1,103,290
    Discontinued operations                      (   15,354)         82,219
                                                  ---------       ---------
      Net cash used in operating activities      (4,824,760)     (2,507,619)
                                                  ---------       ---------
Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment (  660,107)     (   87,995)
  Cash received from the purchase of I-Link
    Communications, Inc.                                  -         435,312
  Investing activities of discontinued operations         -      (      280)
                                                  ---------       ---------
    Net cash provided by (used in) investing
      activities                                 (  660,107)        347,037
                                                  ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt and
    warrants                                      5,768,000               -
  Repayment of long-term debt                    (  323,114)     (  102,835)
  Payment of capital lease obligations           (   50,909)              -
  Proceeds from exercise of common stock
    warrants and options                            275,600               -
  Financing activities of discontinued operations         -      (   40,465)
                                                  ---------       ---------
    Net cash provided by (used in) financing
      activities                                  5,669,577      (  143,300)
                                                  ---------       ---------
Increase (decrease) in cash and cash equivalents    184,710      (2,303,882)

Cash and cash equivalents at beginning of period  1,727,855       4,500,225

Cash and cash equivalents at end of period:
  Continuing operations                           1,851,311       2,057,022
  Discontinued operations                            61,254         139,321
                                                  ---------       ---------
Total cash and cash equivalents at end of period $1,912,565      $2,196,343
                                                  =========       =========

Supplemental schedule of non-cash investing and financing activities:
  Common stock issued in connection with the
    acquisition of I-Link Communications, Inc.   $        -      $2,414,583
  Conversion of preferred stock into common stock   213,630               -

The accompanying notes are an integral part of these financial statements


                   I-LINK INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________


Note 1 - Description of Business, Principles of Consolidation and Liquidity

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (the "Company"). The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technology acquired in the acquisitions of I-Link Worldwide, Inc. and MiBridge, Inc. Telecommunications services are marketed primarily through independent representatives to subscribers throughout the United States.

All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 23, 1998, the Company's Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its efforts on the sale of telecommunication services and technology licensing. The Company intends to sell all of the assets of the medical services subsidiaries, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries. The Company recognized a $1,007,453 loss on disposal of these subsidiaries during the quarter ended December 31, 1997. The results of the medical services operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets - discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 1998 and 1997, (b) the financial position at March 31, 1998, and (c) cash flows for the three-month periods ended March 31, 1998 and 1997. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $7,337,748 for the three months ended March 31, 1998, and as of March 31, 1998 had an accumulated deficit of $64,329,437 and negative working capital of $6,163,405. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 1998 to fund its ongoing operations, the continued expansion of its private telecommunications network facilities, and anticipated growth in subscriber base. In order to meet its working capital needs, the Company has entered into two financing arrangements (see Note 4). In
January 1998, the Company signed a term loan agreement with Winter Harbor providing aggregate borrowings of $5.768 million. On March 31, 1998, the Company entered into a credit facility in the aggregate amount of $20,000,000 with a private investor group (the "Lender"), a portion of which is to be utilized to repay the Winter Harbor term loan. As of May 19, 1998 the Lender has not completed its advance of an initial portion of its funding to the Company in accordance with the timing schedule provided for under the credit facility. However, the Lender has given the Company assurances that it intends to fully fund the credit facility. Winter Harbor has agreed to increase its loan to the Company by an additional $2,000,000. Additionally, the Company has reached terms with an institutional source of equity funding; however, there can be no assurance that such additional equity funding will be completed.

                  I-LINK INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________


Note 2 - Summary of Significant Accounting Policies

Net loss per share

The Company has adopted SFAS No. 128, "Earnings per Share" for 1998 and 1997. The standard requires presentation of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for the three months ended March 31, 1998 and 1997, basic and diluted loss per share are the same.

Basic and diluted loss per common share for the three months ended March 31, 1998 and 1997 were calculated as follows:

<CAPTIONS>
                                                    1998           1997
                                                ------------   ------------
    Loss from continuing operations             $(7,337,748)   $(3,911,825)
    Cumulative preferred stock dividends
      not paid in the current quarter            (  361,764)    (  289,147)
                                                  ---------      ---------
    Loss from continuing operations applicable
      to common stock                           $(7,669,512)   $(4,200,972)
                                                  =========      =========

    Income (loss) from discontinued operations  $(    7,442)   $     5,084
                                                  =========      =========

    Weighted average shares outstanding          16,124,800     10,607,597
                                                 ==========     ==========

    Loss from continuing operations             $(     0.48)   $(     0.40)
    Income (loss) from discontinued operations            -              -
                                                  ---------      ---------
      Net loss per common share                 $(     0.48)   $(     0.40)
                                                  =========      =========

Recently issued financial accounting standards

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires the prominent display of comprehensive income and its components. There were no items of other comprehensive income during the periods being reported on and accordingly, no additional disclosures are required. Also effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS
No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Interim disclosures are not required in the year of adoption. The Company does not expect that the effect on year end disclosures, if any, that these new accounting standards may have on its financial statements will be significant.

In addition, the Accounting Standards Executive Committee issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP was issued to address the diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company has not determined the effect which SOP 98-1 will have on its consolidated financial position or results of operations.

                  I-LINK INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________


Note 2 - Summary of Significant Accounting Policies, continued

Reclassifications

Certain balances in the March 31, 1997 statements of operations and cash flows have been reclassified to conform to the current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.


Note 3 - Discontinued Operations

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows as of March 31, 1998 and December 31, 1997:

                                                       1998           1997
                                                    (Unaudited)
                                                    -----------   -----------
     Assets:
       Current assets:
         Cash and cash equivalents                  $   61,254    $   84,050
         Accounts receivable                         1,147,499     1,033,376
         Inventory                                     555,291       555,939
         Other                                          46,477        24,951
                                                     ---------     ---------
           Total current assets                      1,810,521     1,698,316

       Furniture, fixtures and equipment, net          878,452       958,153
       Intangible assets                               391,757       391,757
       Other non-current assets                          8,706         8,706
                                                     ---------     ---------
         Total assets                                3,089,436     3,056,932
                                                     ---------     ---------

     Liabilities:
       Current liabilities:
         Accounts payable and accrued liabilities    1,828,355     1,781,541
         Notes payable                                 417,343       412,126
                                                     ---------     ---------
           Total current liabilities                 2,245,698     2,193,667

       Other liabilities                               255,803       267,888
                                                     ---------     ---------
           Total liabilities                         2,501,501     2,461,555
                                                     ---------     ---------

     Net assets                                     $  587,935    $  595,377
                                                     =========     =========

Revenues of the discontinued operations were $587,865 and $597,257 for the three month period ending March 31, 1998 and 1997, respectively.

                  I-LINK INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________


Note 4 - Capital Financing

In the first quarter of 1998 the Company obtained a total of $5.768 million in new interim debt financing from Winter Harbor, L.L.C. Pursuant to the terms of the loan agreement with Winter Harbor, the loan (which bears interest at prime plus one) is payable upon demand by Winter Harbor no earlier than May 15, 1998, and is collateralized by essentially all of the assets of the Company's subsidiaries. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 5,000,000 warrants to purchase common stock of the Company at exercise prices ranging from $5.50 to $7.22 based upon 110% of the closing price of the common stock on the day loan funds are advanced. The warrants expire on October 15, 2005. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. Because the loan was not repaid by May 15, 1998, the loan continues on a demand basis with interest accruing at prime plus four percent, and Winter Harbor has the right to elect at any time until the loan is repaid to convert the unpaid balance of the loan into additional shares of the Company's Series M Preferred Stock, reduce the exercise price of the 5,000,000 Loan Warrants to $2.50 per share, and receive an additional 5,000,000 warrants to purchase common stock of the Company at an exercise price of $2.50 per share. The Company intends to repay the loan from the credit facility described in a following paragraph.

In the first quarter of 1998 the Company recorded $5,004,000 as a discount against the new debt representing the relative fair value of the new warrants issued and the relative fair value attributed to the change of the exercise period on prior warrants issued. The debt discount is being amortized over the term of the loan. Amortization of debt discount was $2,061,000 for the quarter ended March 31, 1998.

On March 31, 1998 the Company entered into a credit facility of up to $20 million with a private investor group (the "Lender"). The credit facility provides for an initial borrowing of $10 million collateralized by a pledge of 3,226,000 newly issued restricted shares of the Company's common stock. Upon approval by the Company's shareholders, the Company may increase the borrowing an additional $10 million on similar terms collateralized by a pledge of additional newly issued restricted shares of the Company's common stock. Beyond the pledged shares, the loan is non-recourse to the Company. In the event of a decrease in the market price of the Company's publicly traded shares, the Company may be required to pledge additional common shares to maintain a loan-to-value ratio in the security of 2:1 based upon a 5-day moving average of the lowest bid price of the Company's publicly traded shares. The term of the credit facility is two years, with an option exercisable by the Company to extend for an additional third year. The credit facility may not be repaid until after the first year. The credit facility may be repaid in cash or common stock at the option of the lender. If repaid in common stock, the number of shares to be retained by the lender in satisfaction of the credit facility will be based upon the then current market price of the Company's publicly traded shares, less a discount of 30% the credit facility bears interest quarterly at prime plus one percent. Interest-only payments are to be made on the first day of each quarter, beginning the first quarter following the funding. It is anticipated that borrowing under the Winter Harbor interim financing will be repaid from this credit facility. As of May 19, 1998 the lender has not completed its advance of an initial portion of its funding to the Company in accordance with the timing schedule provided for under the credit facility. However, the lender has given the Company assurances that it intends to fully fund the credit facility.

Winter Harbor has agreed to increase its loan to the Company by an additional $2,000,000. Additionally, the Company has reached terms with an institutional source of equity funding; however, there can be no assurance that such additional equity funding will be completed.


Note 5 - Income Taxes

The Company recognized no income tax benefit from the losses generated in the first quarter of 1998 and 1997 because of the uncertainty of the realization of the related deferred tax asset.

                  I-LINK INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________


Note 6 - Legal Proceedings

On May 12, 1998, I-Link and MCI Telecommunications agreed to a settlement of the arbitration action filed in November 1997 by I-Link against MCI in which it sought to terminate the carrier agreement with MCI for alleged breach without being held liable for under-usage and early termination penalties, and recover damages. Under the terms of the settlement, I-Link has agreed to drop its claims for damages against MCI, and MCI has agreed to drop all claims against I-Link for under-usage and early termination penalties. I-Link will pay charges representing agreed actual long-distance usage which amounts were previously recorded in the financial statements in the period the services were provided and totaled approximately $2 million, half to be paid in August 1998 and half in November 1998.


Note 7 - Commitments

The Company has entered into employment and consulting agreements with a consultant and ten of its employees, primarily executive officers and management personnel. These agreements generally continue over the entire term unless terminated by the employee or consultant of the Company, and provide for salary continuation for a specified number of months. Certain of the agreements provide additional rights, including the vesting of unvested stock options in the event a change of control of the Company occurs or termination of the contract without cause. The agreements contain non-competition and confidentiality provisions. As of March 31, 1998, if the contracts were to be terminated by the Company, the Company's liability for salary continuation would be approximately $1,730,000.

Purchase commitments

The Company has certain purchase commitments relative to its network infrastructure. Under the terms of the agreements, the Company has a minimum monthly usage commitment of $50,000, with a $225,000 penalty if the agreement is canceled prior to December 2000. In addition, the Company has commitments to purchase long-distance telecommunications capacity on lines from a national provider in order to provide long-distance telecommunications services to the Company's customers who reside in areas not yet serviced by the Company's dedicated telecommunications network. The Company's minimum monthly commitment is approximately $500,000. If the agreement were terminated prior to October 1999, the Company would be obligated to pay 50% of the remaining monthly minimum usage amounts.


Note 8 - Termination of Marketing Agreement

Subsequent to March 31, 1998, the Company terminated its telecommunications marketing agreement with one of its wholesale agents. This reflects a change in strategy from marketing its telecommunications products primarily through wholesale agents to marketing through independent representatives in the network marketing channel. Revenues from subscribers signed up by this wholesale agent accounted for approximately 21 percent of total telecommunications revenues for the quarter ended March 31, 1998. While revenues (and related expenses) from this marketing group will end in the second quarter of 1998, it is anticipated that growth in the Network Marketing Channel will exceed the lost revenues such that total revenues will continue to grow.

Item 2- Management's Discussion and Analysis and Results of Operations

 The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-K for the year ended December 31, 1997.

Forward Looking Information

     This report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "believe", "estimate", "expect", and "intended" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks and uncertainties as noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

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

Operations

   In January 1997 the Company acquired I-Link Communications (formerly Family Telecommunications, Inc. and referred to herein as "ILC") and in August 1997 the Company acquired MiBridge, Inc. In 1997, the Company launched operations of a network marketing program through I-Link Worldwide, L.L.C., to market its products. In December 1997, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending March 31, 1998 and 1997 have been reported as discontinued operations.

 In March of 1998, the Company announced the nationwide availability of V-Link[TM]. V-Link[TM] is a fully integrated communications service that enhances the value of telephones, cellular phones, pagers and fax machines by combining them into a single communications environment. V-Link[TM] also provides conference calling, e-mail, fax-on-demand and V-Link One Number[TM] calling features. In addition, the Company announced a new 4.9-cent-per-minute long-distance calling rate. The 4.9-cent-per-minute rate is available to I-Link's V-Link[TM] subscribers whose long-distance calls both originate and terminate in calling areas connected to I-Link's enhanced IP (Internet protocol) telephony network. These V-Link local access areas currently include 25 calling areas located in the metro markets surrounding Los Angeles; Orange County, Calif.; Dallas/Ft. Worth; Houston; Phoenix; and Salt Lake City. For V-Link[TM] calls that originate in a V-Link[TM] local access area and terminate anywhere else in the continental United States, rates are 6.9 cents per minute. For customers not within V-Link[TM] local access areas, extended access is available to most customers in Arizona, California, Colorado, Idaho, New Mexico, Texas and Utah with long distance rates from 5.9 to 7.9 cents per minute. And V-Link[TM] customers outside

V-Link[TM] local or extended calling areas in the continental U.S. can take advantage of long-distance rates of 8.9 cents per minute.

     In the first quarter of 1998, the Company formed ViaNet Technologies, Ltd. ("ViaNet"). ViaNet, headquartered in Ramat Hasharon, Israel, operates as a wholly owned subsidiary of I-Link. The subsidiary will focus on research and development of new communications access devices. ViaNet is I-Link's third research and development group.

Liquidity and Capital Resources

 Cash and cash equivalents as of March 31, 1998 were $1,851,311, restricted certificates of deposits were $1,628,610 and the working capital deficit was $6,163,405. Cash used by operating activities during the first quarter of 1998 was $4,824,760 as compared to $2,507,619 in the first quarter of 1997. The increase in cash used by operating activities in 1998 was primarily due to an increase in accounts receivable and other assets and the increased operating loss as the Company continued to developed its infrastructure and product base.

 Net cash used by investing activities in the first quarter of 1998 was $660,107 as compared to net cash provided of $347,037 in the first quarter of 1997. The increase in cash used by investing activities in 1997 was attributable to the purchase of furniture, fixtures and equipment of $660,107. In the first quarter of 1997 the cash provided by investing activities was primarily due to cash received of $435,312 in the acquisition of ILC which was offset by purchases of furniture, fixtures and equipment of $87,995.

 Financing activities provided net cash of $5,669,577 in the first quarter of 1998 as compared to cash used of $143,300 in the same period of 1997. Cash provided in 1998 included $5,678,000 from short-term debt and warrants and $275,600 in proceeds from exercises of common stock warrants and options. Repayments of $374,023 on long-term debt and capital lease obligations offset these proceeds. During the same quarter in 1997, the Company used cash of $143,300 to repay certain debt and capital lease obligations.

 The Company incurred a net loss from continuing operations of $7,337,748 for the quarter ended March 31, 1998, and as of March 31, 1998 had an accumulated deficit of $64,329,437. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 1998 to fund the continued expansion of its private telecommunications network facilities and anticipated growth in subscriber base. In order to meet its working capital needs, the Company has entered into two financing arrangements as described below.

Current Position/Future Requirements

 During 1998, the Company plans to use available cash to fund the development and marketing of I-Link products and services. During the first quarter of 1998 revenues from continuing operations increased 22% from the fourth quarter of 1997 primarily due to increases of 21% in telecommunications services and 32% in marketing services revenues. The Company anticipates that revenues from all sources of continuing operations will grow in 1998 and will increasingly contribute to the cash requirements of the Company. The Company released several new products in late 1997 and early 1998 such as V-Link and has deployed several of its Communication Engines all of which should increase revenues and profit margins in the future. The Company also believes that revenues and cash flows from MiBridge will increase in 1998 due to maturation of its products and royalty and licensing agreements.

 However, the Company anticipates that cash requirements for operations and the continued market penetration and deployment of I-Link products and services will be at increasingly higher levels than those experienced in 1997. The
Company also expects that expenditures for research and development will continue at approximately the same level as the first quarter for the remainder of 1998 as it continues development of new technology. In March 1998, the Company committed approximately $2.2 million to development of a new internal information system that will encompass primarily all computer systems. In early 1998, the Company determined that it would refocus the resources of the Company to concentrate on the network marketing channel to distribute its products. Accordingly, the Company agreed to terminate the relationship with its single largest marketing group. That group accounted for approximately 21% of the Company's revenues in the first quarter of 1998. While revenues (and related expenses) from this marketing group will end in the second quarter of 1998, it is anticipated that growth in the network marketing channel will exceed the lost revenues such that total revenues will continue to grow.

 In order to provide for capital expenditure and working capital needs, from January through March 1998 the Company obtained a total of $5.768 million in new interim debt financing from Winter Harbor, L.L.C. Pursuant to the terms of the loan agreement with Winter Harbor, the loan (which bears interest at prime plus one) is payable upon demand by Winter Harbor no earlier than May 15, 1998, and is collateralized by essentially all of the assets of the Company's subsidiaries. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 5,000,000 warrants to purchase common stock of the Company at exercise prices ranging from $5.50 to $7.22 based upon 110% of the closing price of the common stock on the day loan funds are advanced. The warrants expire on October 15, 2005. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. Because the loan was not repaid by May 15, 1998, the loan will continue on a demand basis with interest accruing at prime plus four percent, and Winter Harbor may elect at any time until the loan is repaid to convert the unpaid balance of the loan into additional shares of the Company's Series M Preferred Stock, reduce the exercise price of the 5,000,000 Loan Warrants to $2.50 per share, and receive an additional 5,000,000 warrants to purchase common stock of the Company at an exercise price of $2.50 per share. The Company intends to repay the loan from the credit facility described in a following paragraph.

   On March 31, 1998 the Company entered into a credit facility of up to $20 million with a private investor group. The credit facility provides for an initial borrowing of $10 million collateralized by a pledge of 3,226,000 newly issued restricted shares of the Company's common stock. Upon approval by the Company's shareholders, the Company and lender intend to increase the borrowing an additional $10 million on similar terms, collateralized by a pledge of additional newly issued restricted shares of the Company's common stock. Beyond the pledged shares, the loan is non-recourse to the Company. In the event of a decrease in the market price of the Company's publicly traded shares, the Company may be required to pledge additional common shares to maintain a loan-to-value ratio in the security of 2:1 based upon a 5- day moving average of the lowest bid price of the Company's publicly traded shares. The term of the credit facility is two years, with an option exercisable by the Company to extend for an additional third year. The credit facility may not be repaid until after the first year. The credit facility may be repaid in cash or common stock at the option of the lender. If repaid in common stock, the number of shares to be retained by the lender in satisfaction of the credit facility will be based upon the then current market price of the Company's publicly traded shares, less a discount of 30%. The credit facility bears interest quarterly at prime plus one percent. Interest-only payments are to be made on the first day of each quarter, beginning the first quarter following the funding. It is anticipated that borrowing under the Winter Harbor interim financing will be repaid from this credit facility. As of May 19, 1998 the Lender has not completed its advance of an initial portion of its funding to the Company in accordance with the timing schedule provided for under the credit facility. However, the Lender has given the Company assurances that it intends to fully fund the credit facility.

 Winter Harbor has agreed to increase its loan to the Company by an additional $2,000,000. Additionally, the Company has reached terms with an institutional source of equity funding; however, there can be no assurance that such additional equity funding will be completed.

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


 QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

 In December 1997, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending March 31, 1998 and 1997 have been reported as discontinued operations.

Revenues

 Telecommunications service revenue increased $2,633,761 to $4,780,977 in the first quarter of 1998 as compared to $2,147,216 in the first quarter of 1997. The increase is due primarily to the new customers obtained through the Network Marketing channel which was launched in the second quarter of 1997.

 Marketing services revenue, which includes revenues recognized from independent representatives for training, promotional and presentation materials, V-Phone and Netlink 1+ product sales, and ongoing administrative support was $1,341,247 in the first quarter of 1998 as compared to $0 in the same quarter of 1997. The network marketing channel and its related product offerings began late in the second quarter of 1997 and thus had no comparable revenue in the first quarter of 1997.

 Technology licensing and development revenue was $205,950 in the first quarter of 1998. These revenues are from the licensing and development of technology through MiBridge, Inc., which was acquired in September 1997. Accordingly there was no such revenue in the first quarter of 1997.

Operating Costs and Expenses

 Telecommunications expenses increased $1,847,134 in the first quarter of 1998 to $4,898,216 as compared to $3,051,082 for the same quarter of 1997. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication service revenue that began in 1997 with the acquisition of ILC.

 Marketing service costs were $1,867,885 in the first quarter of 1998 as compared to $0 for the same quarter of 1997. The expenses relate directly to the Company's marketing service revenue that began late in the second quarter of 1997. Marketing service expenses include commissions and the costs of providing training, promotional and presentation materials and ongoing administrative support.

 Selling, general and administrative expense increased $299,100 to $2,411,586 in the first quarter of 1998 as compared to $2,112,486 in the first quarter of 1997. The increase was primarily due to increased administrative expense associated with the launch of the Network Marketing channel and general increases in overhead and personnel expenses associated with growing the Company's telecommunication business.

 The provision for doubtful accounts increased $698,662 to $773,662 in the first quarter of 1998 as compared to $75,000 in the same quarter of 1997. This increase is primarily due to two events, namely: (1) the dramatic growth in the Company's telecommunication service revenue, and (2) an increase in uncollectible accounts receivable associated the Company's decision in early 1998 to refocus the resources of the Company to concentrate on the Network Marketing channel of distributing its products, the effect of which was to terminate its' relationship with several accounts including the Company's single largest wholesale marketing group.

 Depreciation and amortization increased $712,626 to $1,010,727 in the first quarter of 1998 as compared to $298,101 in the first quarter of 1997. The increase is primarily due to increased amortization of intangible assets associated with the issuance of the final 1,000,000 shares of common stock in the third quarter of 1997 in connection with the acquisition of I-Link Worldwide Inc. in 1996 and the acquisition of MiBridge in the third quarter of 1997. This resulted in $12,336,410 of additional intangible assets. Depreciation expense also increased due to continued acquisition of telecommunication equipment.

 Research and development increased $297,007 to $568,095 in the first quarter of 1998 as compared to $271,088 in 1997. The increase is associated with the Company's acquisition of MiBridge, Inc in the 3rd quarter of 1997 and the formation of a wholly owned Israeli subsidiary, ViaNet, in early 1998 to increase the Company's research and development efforts.

 Interest expense increased $1,845,450 to $2,181,042 in the first quarter of 1998 as compared to $335,592 in the same quarter of 1997. The net increase is primarily due to $2,061,000 in amortization of debt discount related to certain warrants granted in connection with $5,678,000 in loans to the Company in the first quarter of 1998 as compared to $320,000 on certain convertible notes in the same period of 1997. Additional amortization of approximately $2.9 million (non-cash) will be recorded in the second quarter of 1998 in connection with the discount.

 Interest and other income decreased $39,016 to $45,292 in the first quarter
of 1998 as compared to   $84,308 in the same quarter of 1996.  The decrease was
primarily due to a decrease in the average balance of cash on hand in the first quarter of 1998.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On May 12, 1998, I-Link and MCI Telecommunications agreed to a settlement of the arbitration action filed in November 1997 by I-Link against MCI in which it sought to terminate the Carrier Agreement with MCI for alleged breach without being held liable for under-usage and early termination penalties, and recover damages. Under the terms of the settlement, I-Link has agreed to drop its claims for damages against MCI, and MCI has agreed to drop all claims against I-Link for under-usage and early termination penalties. I-Link will pay charges representing agreed actual long-distance usage which amounts were previously recorded in the financial statements in the period the services were provided and totaled approximately $2 million, half to be paid in August 1998 and half in November 1998.

The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 6(a) - Exhibits

None

Item 6(b) - Reports on Form 8-K

None

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                 I-Link Incorporated
                                                      (Registrant)




Date: May 19, 1998                     By:  /s/ John W. Edwards
                                            John W. Edwards
                                            President, Chief Executive Officer


                                       By:  /s/ Karl S. Ryser, Jr.
                                            Karl S. Ryser, Jr.
                                            Chief Financial Officer, Chief
                                            Accounting Officer, and Treasurer