Form 10QSB
period 1998-06-30
I LINK INC
filed 1998-08-14
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                     OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________________ to

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

As of August 4, 1998, the registrant had outstanding 18,510,400 shares of $0.007 par value common stock.

PART I

Item 1  Financial Statements

                  I-LINK INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                   ASSETS                    June 30,
                                               1998             December 31,
                                            (Unaudited)            1997
                                          ---------------     ---------------
Current assets:
  Cash and cash equivalents                $    930,176        $  1,643,805
  Accounts receivable, less allowance for
    doubtful accounts of $883,000 and
    $1,385,000 as of June 30, 1998 and
    December 31, 1997, respectively             4,083,391         3,233,207
    Certificates of deposit  restricted         1,136,661         1,628,500
    Other current assets                          201,689           321,488
  Net assets of discontinued operations           487,371                 -
                                               ----------        ----------
    Total current assets                        6,839,288         6,827,000

Furniture, fixtures and equipment, net          4,855,601         3,551,917

Other assets:
  Intangible assets, net                       10,867,230        12,314,080
  Certificates of deposit  restricted             217,624           259,000
  Other assets                                  1,035,484           705,502
Net assets of discontinued operations                   -           595,377
                                               ----------        ----------
    Total assets                             $ 23,815,227      $ 24,252,876
                                               ==========        ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  6,044,381      $  4,833,452
  Accrued liabilities                           3,859,395         2,770,997
  Current portion of long-term debt            10,921,141         2,008,416
  Current portion of obligations under
    capital leases                                137,742           169,315
                                               ----------        ----------
    Total current liabilities                  20,962,659         9,782,180

Long-term debt                                          -         1,854,341
Obligations under capital leases                        -            67,159
                                               ----------        ----------
    Total liabilities                          20,962,659        11,703,680
                                               ----------        ----------
Commitments and contingencies (notes 6, 7 and 8)

Stockholders' equity:
  Preferred stock, $10 par value, authorized
    10,000,000 shares, issued and outstanding
    83,215 and 119,926 at June 30, 1998 and
    December 31, 1997, respectively,
    liquidation preference of $19,357,000
    at June 30, 1998                              832,150         1,199,260
  Common stock, $.007 par value, authorized
    75,000,000 shares, issued and outstanding
    17,918,016 and 16,036,085 at June 30, 1998
    and December 31, 1997, respectively           125,425           112,251
  Additional paid-in capital                   78,550,981        70,511,697
  Deferred compensation                       ( 1,492,143)      ( 2,289,765)
  Accumulated deficit                         (75,163,845)      (56,984,247)
                                               ----------        ----------
    Total stockholders' equity                  2,852,568        12,549,196
                                               ----------        ----------
      Total liabilities and stockholders'
      equity                                 $ 23,815,227      $ 24,252,876
                                               ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements

                  I-LINK INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                              Three months Ended June 30,              Six Months Ended June 30,
                                          -----------------------------------     -----------------------------------
                                               1998                1997                1998                1997
                                          ---------------     ---------------     ---------------     ---------------
Revenues:
  Telecommunication services               $  4,134,967        $  2,267,609        $  8,915,944        $  4,414,825
  Marketing services, net                       963,962             720,490           2,305,209             720,490
  Technology licensing and development          374,660                   -             580,610                   -
                                             ----------          ----------          ----------          ----------
    Total revenues                            5,473,589           2,988,099          11,801,763           5,135,315
                                             ----------          ----------          ----------          ----------

Operating costs and expenses:
  Telecommunication network expense           4,612,334           4,014,708           9,510,550           7,065,790
  Marketing services                          1,343,072             640,739           3,210,957             640,739
  Selling, general and administrative         2,520,506           2,239,431           4,932,092           4,351,917
  Provision for doubtful accounts               675,000             270,000           1,448,662             345,000
  Depreciation and amortization               1,039,099             515,050           2,049,826             813,151
  Research and development                      576,060              74,246           1,144,155             345,334
                                             ----------          ----------          ----------          ----------
    Total operating costs and expenses       10,766,071           7,754,174          22,296,242          13,561,931
                                             ----------          ----------          ----------          ----------

Operating loss                              ( 5,292,482)        ( 4,766,075)        (10,494,479)        ( 8,426,616)
                                             ----------          ----------          ----------          ----------
Other income (expense):
  Interest expense                          ( 5,459,535)        (    37,679)        ( 7,640,577)        (   373,271)
  Interest and other income                      18,172              56,416              63,464             140,724
                                             ----------          ----------          ----------          ----------
    Total other income (expense)            ( 5,441,363)             18,737         ( 7,577,113)        (   232,547)
                                             ----------          ----------          ----------          ----------
Loss from continuing operations             (10,733,845)        ( 4,747,338)        (18,071,592)        ( 8,659,163)

Loss from discontinued operations
  (less applicable income tax provision
  of $0 for the three and six month
  periods ended June 30, 1998 and 1997)     (   100,564)        (    95,561)        (   108,006)        (    90,477)
                                             ----------          ----------          ----------          ----------
    Net loss                               $(10,834,409)       $( 4,842,899)       $(18,179,598)       $( 8,749,640)
                                             ==========          ==========          ==========          ==========
Net loss per common share - basic and
diluted:

  Loss from continuing operations          $(      0.66)       $(      0.47)       $(      1.14)       $(      0.87)
  Loss from discontinued operations         (      0.01)        (      0.01)        (      0.01)        (      0.01)
                                             ----------          ----------          ----------          ----------
    Net loss per common share              $(      0.67)       $(      0.48)       $(      1.15)       $(      0.88)
                                             ==========          ==========          ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements

                 I-LINK INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (UNAUDITED)

                                       Preferred Stock          Common Stock
                                  ------------------------ ------------------------
                                                                                                      Additional
                                                                                       Deferred         Paid-in     Accumulated
                                    Shares      Amount        Shares      Amount     Compensation       Capital        Deficit
                                  --------- -------------- ------------ ----------- --------------- -------------- ---------------
Balance at December 31, 1997       119,926   $  1,199,260   16,036,085   $ 112,251   $( 2,289,765)   $ 70,511,697   $(56,984,247)

Conversion of preferred
  stock into common stock          (36,711)   (   367,110)   1,482,391      10,377              -         356,733              -
Amortization of deferred
  compensation on stock
  options issued for services            -              -            -           -        524,027               -              -
Forfeiture of stock options
  issued for services                    -              -            -           -        273,595     (   273,595)             -
Exercise of stock options                -              -      399,540       2,797              -         682,146              -
Warrants issued in
  connection with certain
  convertible notes payable              -              -            -           -              -       7,274,000              -
Net loss                                 -              -            -           -              -               -    (18,179,598)
                                   -------     ----------   ----------     -------     ----------      ----------     ----------
Balance at June 30, 1998            83,215    $   832,150   17,918,016   $ 125,425   $( 1,492,143)   $ 78,550,981   $(75,163,845)
                                   =======     ==========   ==========     =======     ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements

                  I-LINK INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                            For the Six Months Ended June 30,
                                            ---------------------------------
                                                 1998              1997
                                            ---------------   ---------------
Cash flows from operating activities:
  Net loss                                   $(18,179,598)     $( 8,749,640)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization               2,049,826           813,431
    Provision for doubtful accounts             1,448,662           345,000
    Provision for asset valuation                       -           213,944
    Amortization of discount on notes
      payable                                   7,274,000                 -
    Amortization of deferred compensation
      on stock options issued for services        524,027           200,000
    Interest expense associated with
      issuance of convertible notes                     -           320,000
Increase (decrease) from changes in
  operating assets and liabilities,
  net of effects of acquisitions and
  dispositions:
    Accounts receivable                       ( 2,298,846)      ( 2,249,589)
    Other assets                              (   210,184)      (   214,747)
    Accounts payable and accrued
      liabilities                               2,299,326         4,142,186
Discontinued operations                       (    16,847)          138,687
                                               ----------        ----------
      Net cash used in operating
        activities                            ( 7,109,634)      ( 5,040,728)
                                               ----------        ----------
Cash flows from investing activities:
  Purchases of furniture, fixtures and
    equipment                                 ( 1,906,659)      (   483,992)
  Cash received from the purchase of
    I-Link Communications, Inc.                         -           435,312
  Maturity of restricted certificates
    of deposit                                    533,215                 -
  Investing activities of discontinued
    operations                                    310,000                 -
                                               ----------        ----------
      Net cash used in investing
        activities                            ( 1,063,444)      (    48,680)
                                               ----------        ----------
Cash flows from financing activities:
  Proceeds from issuance of notes payable
    and warrants                                7,768,000         2,000,000
  Payment of long-term debt                   (   709,616)      (    96,293)
  Payment of capital lease obligations        (    98,732)      (    89,431)
  Proceeds from exercise of common stock
    warrants and options                          684,943            22,499
  Financing activities of discontinued
    operations                                (   170,465)      (    71,208)
                                               ----------        ----------
      Net cash provided by financing
        activities                              7,474,130         1,765,567
                                               ----------        ----------
Decrease in cash and cash equivalents         (   698,948)      ( 3,323,841)

Cash and cash equivalents at beginning
  of period                                     1,727,855         4,500,227
                                               ----------        ----------
      Total cash and cash equivalents
        at end of period                     $  1,028,907      $  1,176,386
                                               ==========        ==========
Cash and cash equivalents at end of period:
  Continuing operations                      $    930,176      $  1,106,622
  Discontinued operations                          98,731            69,764
                                               ----------        ----------
      Total cash and cash equivalents at
        end of period                        $  1,028,907       $ 1,176,386
                                               ==========        ==========
Supplemental schedule of non-cash
  investing and financing activities:
    Common stock issued in connection
      with the acquisition of I-Link
      Communications, Inc.                   $          -       $ 2,414,583
    Common stock issued in connection
      with the acquisition of I-Link
      Worldwide, Inc.                                   -         8,875,000
    Stock warrants issued in connection
      with litigation settlement                        -           821,000
    Stock options issued for services                   -         4,400,000

The accompanying notes are an integral part of these consolidated financial statements

                  I-LINK INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________


NOTE 1 - DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (the "Company"). The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technology developed by its wholly-owned subsidiaries I-Link Systems, Inc. (formerly I-Link Worldwide, Inc.), MiBridge, Inc. and Vianet Technologices, Inc. Telecommunications services are marketed primarily through independent representatives to subscribers throughout the United States.

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

The interim
financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, (b) the financial position at June 30, 1998, and (c) cash flows for the six-month periods ended June 30, 1998 and 1997. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997 and its quarterly report on Form 10-Q for the three months ended March 31, 1998.

The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $18,071,592 and $10,733,845 for the six and three-month periods ended June 30, 1998, and as of June 30, 1998 had an accumulated deficit of $75,163,845 and negative working capital of $14,123,371. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 1998 to fund its ongoing operations, the continued expansion of its private telecommunications network facilities, and anticipated growth in subscriber base. To provide a portion of the required capital, the Company has entered into two financing arrangements (see Note 4). In January 1998, the Company signed a term loan agreement with Winter Harbor providing aggregate borrowings of $5.768 million. During the second quarter of 1998, Winter Harbor increased its loan to the Company by an additional $2.0 million. On July 9, 1998 the Company obtained a $10 million equity investment from JNC Opportunity Fund Ltd. ("JNC"). The Company anticipates that additional funds will be necessary from public or private financing markets to fund continued operations and to successfully integrate and finance the planned expansion of the business communications services and to discharge the financial obligations of the Company.


NOTE 2 - NET LOSS PER SHARE

The Company has adopted SFAS No. 128, "Earnings per Share" for 1998 and 1997. The standard requires presentation of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for the six-month and three-month periods ended June 30, 1998 and 1997, basic and diluted loss per share are the same.

                  I-LINK INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and diluted loss per common share were calculated as follows:

                                              Three months Ended June 30,              Six Months Ended June 30,
                                          -----------------------------------     -----------------------------------
                                               1998                1997                1998                1997
                                          ---------------     ---------------     ---------------     ---------------

Loss from continuing operations            $(10,733,845)       $( 4,747,338)       $(18,071,592)       $( 8,659,163)
Cumulative preferred stock dividends
  not paid in the current period            (   540,460)        (   288,776)        (   902,224)        (   577,923)
                                             ----------          ----------          ----------          ----------
Loss from continuing operations
  applicable to common stock               $(11,274,305)       $( 5,036,114)       $(18,973,816)       $( 9,237,086)
                                             ==========          ==========          ==========          ==========

Loss from discontinued operations          $(   100,564)       $(    95,561)       $(   108,006)       $(    90,477)
                                             ==========          ==========          ==========          ==========

Weighted average shares outstanding          17,102,887          10,627,597          16,616,545          10,617,597
                                             ==========          ==========          ==========          ==========

Loss from continuing operations            $(      0.66)       $(      0.47)       $(      1.14)       $(      0.87)
Loss from discontinued operations           (      0.01)        (      0.01)        (      0.01)        (      0.01)
                                             ----------          ----------          ----------          ----------

Net loss per common share                  $(      0.67)       $(      0.48)       $(      1.15)       $(      0.88)
                                             ==========          ==========          ==========          ==========


Recently issued financial accounting standards

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires the prominent display of comprehensive income and its components. There were no items of other comprehensive income during the periods being reported on and accordingly, no additional disclosures are required. Also effective for the year ended December 31, 1998 the Company will adopt Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Interim disclosures are not required in the year of adoption.
The Company does not expect that the effect on year-end disclosures, if any, that SFAS No. 131 will have on its financial statements will be significant.

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

RECLASSIFICATIONS

Certain balances in the June 30, 1997 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.

                  I-LINK INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________


NOTE 3 - DISCONTINUED OPERATIONS

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows as of June 30, 1998 and December 31, 1997:

                                            (Unaudited)            1997
                                          ---------------     ---------------
     Assets:
       Current assets:
         Cash and cash equivalents         $     98,731        $     84,050
         Accounts receivable                  1,126,786           1,033,376
         Inventory                              555,291             555,939
         Other                                   26,882              24,951
                                             ----------          ----------
           Total current assets               1,807,690           1,698,316
                                             ----------          ----------

       Furniture, fixtures and equipment, net   415,496             958,153
       Intangible assets                        391,757             391,757
       Other non-current assets                   7,996               8,706
                                             ----------          ----------
         Total assets                         2,622,939           3,056,932
                                             ----------          ----------
     Liabilities:
       Current liabilities:
         Accounts payable and accrued
           liabilities                        1,681,886           1,781,541
         Notes payable                          241,661             412,126
                                             ----------          ----------
           Total current liabilities          1,923,547           2,193,667

       Other liabilities                        212,021             267,888
                                             ----------          ----------
           Total liabilities                  2,135,568           2,461,555
                                             ----------          ----------

     Net assets                            $    487,371        $    595,377
                                             ==========          ==========

Revenues of the discontinued operations were $375,063 and $962,928 and $582,298 and $1,179,555 for the three-month and six-month periods ending June 30, 1998 and 1997, respectively.


NOTE 4 - CAPITAL FINANCING

During the first and second quarters of 1998 the company obtained an aggregate Of $7.768 million in new interim debt financing from Winter Harbor, L.L.C. As consideration for Winter Harbor's Commitment to make the loan, the Company agreed to issue 6,740,000 warrants to purchase common stock of the Company at exercise prices ranging from $5.50 to $7.22 based upon 110% of the closing price of the common stock on the day loan funds were advanced. The warrants have exercise periods of 7.5 years from issuance. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. Pursuant to the terms of the loan agreement with Winter Harbor, the initial borrowings of $5,768,000 were payable upon demand by Winter Harbor no earlier than May 15, 1998, and were collateralized by essentially all of the assets of the Company's subsidiaries. Because the loan was not repaid by May 15, 1998, the total loan, including additional borrowings of $2,000,000 obtained in the second quarter, continues on a demand basis with interest accruing at prime plus four percent. Additionally, Winter Harbor has the right to elect at any time until the loan is repaid to convert the unpaid balance of the loan into additional shares of the Company's Series M Preferred Stock, reduce the exercise price of the 6,740,000 Loan Warrants to $2.50 per share, and receive an additional 5,000,000 warrants to purchase common stock of the Company at an exercise price of $2.50 per share.

                  I-LINK INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________


NOTE 4 - CAPITAL FINANCING, CONTINUED

During the six-month period ended June 30, 1998, the Company recorded $7,274,000 as a discount against the new debt representing the relative fair value attributed to the new warrants, the change of the exercise period on prior warrants and the equity instruments associated with the assumed conversion of the debt into equity. The debt discount was amortized over the original terms of the respective borrowings. Amortization of debt discount was $7,274,000 and $5,213,000 for the six-month and three-month periods ended June 30, 1998.

In March 1998 the Company entered into a written agreement with a private investor under which the investor agreed to provide to the Company a credit facility of $10 million to $20 million. Subsequently, the investor defaulted on its obligations to make the loans to the Company in the time-frames provided for in the agreement. Despite continued representations from the investor that it intends to provide the funding to the Company, the investor remains in default. The Company has declared the investor in breach of the written agreement.

On July 9, 1998 the Company obtained a $10 million equity investment, net of $530,000 in closing costs, from JNC Opportunity Fund Ltd. ("JNC"). The terms of the equity investment were amended on July 28, 1998. Under the original terms of the equity investment, JNC purchased shares of the Company's newly created 5% Series E Convertible Preferred Stock (the "Series E Preferred Stock"), which were convertible into the Company's common shares at a conversion price of the lesser of 110% of the market price of the Company's publicly traded common shares as of the date of closing, and 90% of the market price at the time of conversion. In addition, JNC obtained a warrant to purchase 275,000 shares of the Company's common stock at an exercise price equal to 120% of the market price of the Company's publicly traded common shares as of the date of closing. On July 28, 1998, the terms of the equity investment were amended to provide a floor to the conversion price, and to effect the amendment the Company created a 5% Series F Convertible Preferred Stock (the "Series F Preferred Stock") with which the Series E Preferred Shares originally issued to JNC were exchanged. Pursuant to the amendment, the Series F Preferred Shares are convertible into common shares at a conversion price of the lesser of $4.00 per common share or 87% of the market price of the Company's common shares at the time of conversion, subject to a $2.50 floor. In the event the market price remains below $2.50 for five consecutive trading days, the floor will be re-set to the lower rate, provided, however, that the floor shall not be less than $1.25. JNC also received an additional warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per common share. The Series F Preferred shares may be converted at any time, are automatically converted at the end of three years, and are subject to specific provisions that would prevent any issuance of I-Link common stock at a discount if and to the extent that such shares would equal or exceed in the aggregate 20% percent of the number of common shares outstanding prior to the July 9, 1998 $10 million placement absent shareholder approval as contemplated by the Nasdaq Stock Market Non-Quantitative Designation Criteria.

In addition, the Company issued warrants to purchase 75,000 shares of the Company's common stock at a price of $4.89 per share to two individuals as a brokerage fee in connection with the JNC equity investment.


NOTE 5 - INCOME TAXES

The Company recognized no income tax benefit from the losses generated in the first quarter of 1998 and 1997 because of the uncertainty of the realization of the related deferred tax asset.

                  I-LINK INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________


NOTE 6 - LEGAL PROCEEDINGS

On May 12, 1998, I-Link and MCI Telecommunications, a unit of MCI Communications Corp., agreed to a settlement of the arbitration action filed in November 1997 by I-Link against MCI and a related counterclaim by MCI against I-Link.
Pursuant to the terms of the settlement all claims and counterclaims shall be dismissed, I-Link shall pay to MCI over a six-month period the sum of $2,083,425 representing agreed actual long-distance usage by I-Link prior to the termination of its relationship with MCI, and payment on the Company's existing note payable to MCI (outstanding principal balance as of June 30, 1998 of approximately $2.39 million) will be restructured to provide for a fixed monthly payment of $250,436 over the term of the note, in place of the original escalating monthly payment schedule.


NOTE 7 - COMMITMENTS

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into employment and consulting agreements with two consultants and eleven of its employees, primarily executive officers and management personnel. These agreements generally continue over the entire term unless terminated by the employee or consultant of the company, and provide for salary continuation for a specified number of months. Certain of the agreements provide additional rights, including the vesting of unvested stock options in the event a change of control of the Company occurs or termination of the contract without cause. The agreements contain non-competition and confidentiality provisions. As of June 30, 1998, if the contracts were to be terminated by the Company, the Company's liability for salary continuation would be approximately $1,700,000.

PURCHASE COMMITMENTS

The Company has commitments to purchase long-distance telecommunications capacity on lines from a national provider in order to provide long-distance telecommunications services to the Company's customers who reside in areas not yet serviced by the Company's dedicated telecommunications network. The Company's escalating minimum monthly commitments range from between $750,000 and $1,200,000 over the term of the agreement which expires in December 1999. If the agreement were terminated prior to December 1999, the Company would be obligated to pay 50% of the remaining monthly minimum usage amounts.

NOTE 8 - TERMINATION OF MARKETING AGREEMENT

During the second quarter of 1998, the Company terminated its telecommunications marketing agreement with its principal reseller account as the Company decided to concentrate its resources on lines of business which produce higher profit margins. Revenues from subscribers signed up by this reseller account represented approximately 21 percent of total telecommunication services revenues for the quarter ended March 31, 1998. While revenues (and related expenses) from this reseller account ended in the second quarter of 1998, it is anticipated that future growth in the Network Marketing Channel will exceed the lost revenues such that total revenues will continue to grow.

_ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the information contained in the Company's Form 10-K for the year ended December 31, 1997 and Form 10-Q for the quarter ended March 31, 1998.

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

Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of the Company's financing efforts and other factors affecting the Company's business that may be beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

OPERATIONS

In January 1997 the Company acquired I-Link Communications (formerly Family Telecommunications, Inc. and referred to herein as "ILC") and in August 1997 the Company acquired MiBridge, Inc. In 1997, the Company launched operations of a network marketing program through I-Link Worldwide, L.L.C., to market its products. In December 1997, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the six and three-month periods ending June 30, 1998 and 1997 have been reported as discontinued operations.

In the first quarter of 1998, the Company formed ViaNet Technologies, Ltd. ("ViaNet"). ViaNet, headquartered in Ramat Hasharon, Israel, operates as a wholly owned subsidiary of I-Link. The subsidiary will focus on research and development of new communications access devices. ViaNet is I-Link's third research and development group.

The technology that distinguishes I-Link from other telecommunications companies is the capability to carry high volumes of long-distance traffic at significantly reduced cost and provide enhanced services through its proprietary combination of IP and compression technologies, while maintaining the ease of use, high quality, and reliability of traditional phone systems. During the first and second quarters of 1998, the Company benefited from the commercial deployment of its technology through its Communication Engines established at its facilities in Los Angeles, Dallas/Ft. Worth, Phoenix and Salt Lake City, and steadily increased the commercial telecommunications traffic carried over its Communications Engines. This permitted the Company to announce a new 4.9-cent-per-minute long-distance calling rate to customers whose long-distance calls both originate and terminate in the more than 25 calling areas located in these metropolitan markets. The Company intends to continue to expand the geographic areas covered by its Communications Engines.

During the second quarter of 1998, the Company announced the development of a communications product that would increase the telephone line capacity in any household or business. Initially dubbed "C4" (Customer Communications Control Center), the product will provide home and small business customers the capacity of up to 24 phone lines using the existing telephone lines and wires that are connected to their homes or offices today. In addition, C4 will provide around-the-clock Internet access and access to the enhanced services I-Link currently offers, including voice mail, fax, paging, e-mail, conference calling and follow-me-anywhere one-number service. C4 uses existing telecommunications networks, including the standard copper-wire lines currently installed in nearly every home and business, as well as high-speed data lines and infrastructure that have been announced or are being installed by local and long-distance telecommunications companies. The C4 should undergo early field trials in the fourth quarter of 1998 and will ship in 1999.

Continuing the Company's efforts to provide state of the art quality services to its customers, the Company furthered the development of its enhanced services billing (ESB) platform during the second quarter of 1998. The ESB system is an integrated software solution providing order entry, provisioning, fulfillment, billing, collections and customer service capabilities for both retail and wholesale telecommunication markets. ESB will provide among other things the following specific features: (1) easy product definition for products and services, (2) quick access to on-line customer information, (3) tracking of provisioning and fulfillment status, (4) convergent billing of products and services, (5) seamless integration with third party credit card, collections and telecommunication tax providers, (6) facilitation of import/export files and
(6) designs for future selling of packet and byte billing increments. These automated features will enhance our customer service and handling procedures.

In early 1998 the Company determined that it would refocus the resources of the Company to concentrate on those channels of distribution of its products which had higher profit margins (primarily the Network Marketing Channel) and accordingly terminated certain relationships, including its single largest reseller account, which accounted for 21% of the Company's telecommunication services revenues during the first quarter of 1998. The loss of these revenues was the primary cause of the decrease in telecommunications service revenue in the second quarter of 1998. Telecommunications service revenue from other channels, including Network Marketing, continued to increase during the second quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 1998 were $930,176, restricted certificates of deposits were $1,136,661 and the working capital deficit was $14,123,371. Cash used by operating activities during the six-month period ended June 30, 1998 was $7,109,634 as compared to $5,040,728 during the same period ended June 30, 1997. The increase in cash used by operating activities in 1998 was primarily due to an increase in accounts receivable and the increased operating loss as the Company continued to developed its infrastructure and product base.

Net cash used by investing activities in the six-month period ended June 30, 1998 was $1,063,444 as compared to net cash used of $48,680 in the same period ended June 30, 1997. Cash used by investing activities in 1998 was attributable to the purchase of furniture, fixtures and equipment of $1,906,659 which was offset by $310,000 received from sale of certain assets from discontinued operations and $533,215 from matured restricted certificates of deposit. In the first six months of 1997 cash used by investing activities was primarily due to purchase of furniture, fixtures and equipment of $483,992 which was offset by cash received of $435,312 in the acquisition of ILC.

Financing activities provided net cash of $7,474,130 in the first six months of 1998 as compared to cash provided of $1,765,567 in the same period of 1997. Cash provided in 1998 included proceeds of $7,768,000 from notes payable and warrants and $684,943 in proceeds from exercises of common stock warrants and options. Payments on long-term debt and capital lease obligations of $808,348 from continuing operations and $170,465 from discontinued operations offset these proceeds. During the same six months in 1997, financing activities provided cash of $1,765,567 including $2,000,000 in proceeds from issuance of notes payable and warrants and $22,499 from the exercise of common stock warrants and options which sources were offset by repayments of $185,724 on long-term debt and capital lease obligations from continuing operations and $71,208 from discontinued operations.

The Company incurred a net loss from continuing operations of $18,071,592 for the first six months 1998, and as of June 30, 1998 had an accumulated deficit of $75,163,845. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 1998 to fund its operations, continued expansion of its private telecommunications network facilities and anticipated growth in subscriber base. To provide a portions of its capital needs, the Company has entered into two financing arrangements as described below. The Company anticipates that additional funds will be necessary from public or private financing markets to fund continued operations and to successfully integrate and finance the planned expansion of the business communications services and to discharge the financial obligations of the Company.

CURRENT POSITION/FUTURE REQUIREMENTS

During 1998, the Company plans to use available cash to fund the development and marketing of I-Link products and services. During the second quarter of 1998 revenues from continuing operations decreased $854,585 from the first quarter of 1998 primarily due to decreases of $646,010 in telecommunication services and $377,285 in marketing services, both of which were offset by an increase of $168,710 in technology licensing and development. The decrease in telecommunication services resulted from the Company's decision in early 1998 to refocus the resources of the Company to concentrate on the those channels of distribution of its products which produce higher profit margins (primarily the Network Marketing Channel). The effect of this decision was the Company's termination of several reseller accounts during the second quarter of 1998 including the Company's single largest reseller account. Terminating these relationships resulted in decreased revenues of $852,000 in the second quarter as compared to the first quarter of 1998. However, this decrease in revenue was offset by an increase in telecommunication services revenue in the Network Marketing Channel of $360,000 which represents growth of telecommunication services revenue from this channel in the second quarter as compared to the first quarter of 1998. The decrease from marketing services revenue was primarily due to the Company's decision to discontinue sale of the V-Phone and Net Link 1+ products ($179,340) during the second quarter and a cyclical decrease in revenues from national conventions and training, promotional and presentation materials ($197,945) (the Company's national conventions are held in the first and third quarters). The Company anticipates that revenue from all sources of continuing operations will continue to grow in 1998 and will increasingly contribute to the cash requirements of the Company. The Company released several new products in late 1997 and early 1998 such as V-Link and has deployed several of its Communication Engines, all of which continue to increase revenues and profit margins. The Company also believes that revenue and cash flows from software sales and development will continue to increase in 1998 due to maturation of its products and royalty and licensing agreements.

The Company anticipates that cash requirements for operations and the continued market penetration and deployment of I-Link products and services will be at increasingly higher levels than those experienced in 1997. The Company also expects that expenditures for research and development will continue at approximately the same level as the first six months for the remainder of 1998 as it continues development of new technology. In March 1998, the Company committed approximately $2.2 million (of which $529,000 had been paid as of June 30, 1998) to development of a new internal information system that will encompass nearly all computer systems.

In order to provide for capital expenditure and working capital needs, during the second quarter of 1998 the Company obtained a total of $2 million (in addition to $5.768 million in the first quarter) in new interim debt financing from Winter Harbor, L.L.C. Pursuant to the terms of the loan agreement with Winter Harbor, (which bears interest at prime plus four), the Company agreed to issue 1,740,000 warrants to purchase common stock of the Company at exercise prices ranging from $6.12 to $6.67 based upon 110% of the closing price of the common stock on the day loan funds were advanced. The warrants expire seven and one-half years from the grant date. The loan is due upon demand and collateralized by essentially all of the assets of the Company's subsidiaries. Additionally, Winter Harbor has the right to elect at any time until the loan (including the $5.768 loan in the first quarter of 1998) is repaid to convert the unpaid balance of the loan into additional shares of the Company's Series M Preferred Stock, reduce the exercise price of the 6,740,000 Loan Warrants (including 5,000,000 warrants issued in connection with the $5.768 million loan in the first quarter of 1998) to $2.50 per share, and receive an additional 5,000,000 warrants to purchase common stock of the Company at an exercise price of $2.50 per share.

On July 9, 1998, the Company obtained a $10 million equity investment which resulted in net proceeds to the Company of $9.470 million. The terms of the equity investment were amended on July 28, 1998. Under the original terms of the equity investment, JNC Opportunity Fund Ltd. ("JNC") purchased shares of the Company's newly created 5% Series E Convertible Preferred Stock (the "Series E Preferred Stock"), which were convertible into the Company's common shares at a conversion price of the lesser of 110% of the market price of the Company's publicly traded common shares as of the date of closing, and 90% of the market price at the time of conversion. In addition, JNC obtained a warrant to purchase 275,000 shares of the Company's common stock at an exercise price equal to 120% of the market price of the Company's publicly traded common shares as of the date of closing. On July 28, 1998, the terms of the equity investment were amended to provide a floor to the conversion price, and to effect the amendment the Company created a 5% Series F Convertible Preferred Stock (the "Series F Preferred Stock") with which the Series E Preferred Shares originally issued to JNC were exchanged. Pursuant to the amendment, the Series F Preferred Shares are convertible into common shares at a conversion price of the lesser of $4.00 per common share or 87% of the market price of the Company's common shares at the time of conversion, subject to a $2.50 floor. In the event the market price remains below $2.50 for five consecutive trading days, the floor will be re-set to the lower rate, provided, however, that the floor shall not be less than $1.25. JNC also received an additional warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per common share. The Series F Preferred shares may be converted at any time, are automatically converted at the end of three years, and are subject to specific provisions that would prevent any issuance of I-Link common stock at a discount if and to the extent that such shares would equal or exceed in the aggregate 20% percent of the number of common shares outstanding prior to the recent $10 million placement absent shareholder approval as contemplated by the Nasdaq Stock Market Non-Quantitative Designation Criteria.

In March 1998, the Company entered into a written agreement with a private investor under the terms of which the investor agreed to provide to the Company a credit facility of from $10 million to $20 million. Subsequently, the investor defaulted in its obligations to make the loans to the Company in the time frames provided for in the agreement. Despite continued representations from the investor that it intends to provide the funding to the Company, the investor remains in default. The Company has declared the investor in breach of the written agreement.

The Company anticipates that additional funds will be necessary from public or private financing markets to fund continued operations and to successfully integrate and finance the planned expansion of the business communications services and to discharge the financial obligations of the Company. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. There can be no assurance that such financing will be available, that the Company will receive any proceeds from the exercise of outstanding options and warrants or that the Company will not be required to arrange for additional debt, equity or other type of financing.


THREE-MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1997

In December 1997, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors.

Accordingly, medical services operations during the three-month periods ending March 31, 1998 and 1997 have been reported as discontinued operations.

REVENUES

Telecommunication services revenue increased $1,867,358 to $4,134,967 in the second quarter of 1998 as compared to $2,267,609 in the second quarter of 1997. The increase is due primarily to the new customers obtained through the Network Marketing channel which began generating revenue in the third quarter of 1997.

Marketing services revenue, which includes revenue recognized from independent representatives for training, promotional and presentation materials, V-Phone and Netlink 1+ product sales, and ongoing administrative support was $963,962 in the second quarter of 1998 as compared to $720,490 in the same quarter of 1997. The network marketing channel and its related product offerings began late in the second quarter of 1997.

Technology licensing and development revenue was $374,660 in the second quarter of 1998. These revenues are from the licensing and development of technology through MiBridge, Inc., which was acquired in September 1997. Accordingly there was no such revenue in the second quarter of 1997.


OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $597,626 in the second quarter of 1998 to $4,612,334 as compared to $4,014,708 for the same quarter of 1997.
These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication services revenue. The increase in expense was primarily due to the increase in telecommunication services revenue. The Company expects that telecommunications network expense will increase as telecommunication services revenue increases but at a lesser rate of growth as the Company benefits from economies of scale and increased traffic on the Company's enhanced IP (Internet protocol) telephony network.

Marketing service costs were $1,343,072 in the second quarter of 1998 as compared to $640,739 for the same quarter of 1997. The expenses relate directly to the Company's marketing services revenue that began late in the second quarter of 1997. Marketing services expense includes commissions and the costs of providing training, promotional and presentation materials and ongoing administrative support to independent representatives.

Selling, general and administrative expense increased $281,075 to $2,520,506 in the second quarter of 1998 as compared to $2,239,431 in the second quarter of 1997. The increase was primarily due to increased overhead and personnel costs associated with growing the Company's telecommunication business.

The provision for doubtful accounts increased $405,000 to $675,000 in the second quarter of 1998 as compared to $270,000 in the same quarter of 1997. This increase is primarily due to the following: (1) growth in the Company's telecommunication services revenue and (2) an increase in uncollectible accounts receivable associated with the Company's decision in early 1998 to concentrate its resources on those channels of distribution of its products with higher profit margins (primarily Network Marketing), the effect of which was to terminate relationships with several reseller accounts in the second quarter of 1998, including the Company's single largest reseller account.

Depreciation and amortization increased $524,049 to $1,039,099 in the second quarter of 1998 as compared to $515,050 in the second quarter of 1997. The increase is primarily due to increased amortization associated with intangible assets recorded in the third quarter of 1997 with the release from escrow of the final 1,000,000 shares of common stock in connection with the 1996 acquisition of I-Link Worldwide Inc. and the third quarter 1997 acquisition of MiBridge. This resulted in $12,336,410 of additional intangible assets. Depreciation expense also increased due to continued acquisition of telecommunication equipment.

Research and development increased $501,814 to $576,060 in the second quarter of 1998 as compared to $74,246 in the same period of 1997. The increase is associated with the Company's acquisition of MiBridge, Inc in the third quarter of 1997 and the formation of a wholly-owned Israeli subsidiary, ViaNet, in early 1998 to increase the Company's research and development efforts.

Interest expense increased $5,421,856 to $5,459,535 in the second quarter of 1998 as compared to $37,679 in the same quarter of 1997. The net increase is primarily due to $5,213,000 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $7,768,000 in loans to the Company from Winter Harbor L.L.C. and interest on the same loans of $235,909.

Interest and other income decreased $38,244 to $18,172 in the second quarter of 1998 as compared to $56,416 in the same quarter of 1997. The decrease was primarily due to a decrease in the average balance of cash on hand in the second quarter of 1998 as compared to the same quarter of 1997.


SIX-MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 1997

In December 1997, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the six-month periods ending June 30, 1998 and 1997 have been reported as discontinued operations.

REVENUES

Telecommunications service revenue increased $4,501,119 to $8,915,944 in the first six months of 1998 as compared to $4,414,825 in the first six months of 1997. The increase is due primarily to the new customers obtained through the Network Marketing channel which began generating revenues in the third quarter of 1997.

Marketing services revenue, which includes revenues recognized from independent representatives for training, promotional and presentation materials, V-Phone and Netlink 1+ product sales, and ongoing administrative support was $2,305,209 in the first six months of 1998 as compared to $720,490 in the same period of 1997. The network marketing channel and its related product offerings began late in the second quarter of 1997.

Technology licensing and development revenue was $580,610 in the first six months of 1998. These revenues are from the licensing and development of technology through MiBridge, Inc., which was acquired in September 1997. Accordingly there was no such revenue in the first quarter of 1997.

OPERATING COSTS AND EXPENSES

Telecommunication network expenses increased $2,444,760 in the first six months of 1998 to $9,510,550 as compared to $7,065,790 for the same period in 1997. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication services revenue. The increase in expense was primarily due to the increase in telecommunications services revenue. The Company expects that telecommunications network expense will increase as telecommunication services revenue increases but at a lesser rate of growth as the Company benefits from economies of scale and increased traffic on the Company's enhanced IP (Internet protocol) telephony network.

Marketing service costs were $3,210,957 in the first six months of 1998 as compared to $640,739 for the same period in 1997. The expenses relate directly to the Company's marketing service revenue that began late in the second quarter of 1997 and accordingly expenses incurred in the first six months of 1998 and 1997 are not directly comparable. Marketing service expenses include commissions and the costs of providing training, promotional and presentation materials and ongoing administrative support to independent representatives.

Selling, general and administrative expense increased $580,175 to $4,932,092 in the first six months of 1998 as compared to $4,351,917 in the first six months in 1997. The increase was primarily due to increased administrative expense associated with the launch of the Network Marketing channel late in the second quarter of 1997 and general increases in overhead and personnel expenses associated with growing the Company's telecommunication business.

The provision for doubtful accounts increased $1,103,662 to $1,448,662 in the six months of 1998 as compared to $345,000 in the same period in 1997. This increase is primarily due to the following: (1) growth in the Company's telecommunication services revenue and (2) an increase in uncollectible accounts receivable associated with the Company's decision in early 1998 to concentrate its resources on those channels of distribution of its products with higher profit margins (primarily Network Marketing), the effect of which was to terminate relationships with several reseller accounts in the second quarter of 1998, including the Company's single largest reseller account.

Depreciation and amortization increased $1,236,675 to $2,049,826 in the first quarter of 1998 as compared to $813,151 in the first six months of 1997. The increase is primarily due to increased amortization associated with intangible assets recorded in the third quarter of 1997 with the release from escrow of the final 1,000,000 shares of common stock in connection with the 1996 acquisition of I-Link Worldwide Inc. and the third quarter 1997 acquisition of MiBridge. This resulted in $12,336,410 of additional intangible assets. Depreciation expense also increased due to continued acquisition of telecommunication equipment.

Research and development increased $798,821 to $1,144,155 in the first six months of 1998 as compared to $345,334 in the same period in 1997. The increase is associated with the Company's acquisition of MiBridge, Inc in the third quarter of 1997 and the formation of a wholly-owned Israeli subsidiary, ViaNet, in early 1998 to increase the Company's research and development efforts.

Interest expense increased $7,267,306 to $7,640,577 in the first six months of 1998 as compared to $373,271 in the same period in 1997. The net increase is primarily due to $7,274,000 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $7,768,000 in loans to the

Company in the first six months of 1998 as compared to $320,000 (non-cash) on certain convertible notes in the same period of 1997.

Interest and other income decreased $77,260 to $63,464 in the first six months of 1998 as compared to $140,724 in the same period of 1996. The decrease was primarily due to a decrease in the average balance of cash on hand in the first six months of 1998.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On May 12, 1998, I-Link and MCI Telecommunications, a unit of MCI
Communications Corp., agreed to a settlement of the arbitration action filed in November 1997 by I-Link against MCI and a related counterclaim by MCI against I-Link. Pursuant to the terms of the settlement all claims and counterclaims shall be dismissed, I-Link shall pay to MCI over a six-month period the sum of $2,083,425 representing agreed actual long-distance usage by I-Link prior to the termination of its relationship with MCI, and payment on the Company's existing note payable to MCI (outstanding principal balance as of June 30, 1998 of approximately $2.39 million) will be restructured to provide for a fixed monthly payment of $250,436 over the term of the note, in place of the original escalating monthly payment schedule.

The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

ITEM 6(A) - EXHIBITS

Exhibit
Number    Item

3.7       Articles of Amendment to the Company's Amended and Restated Articles
            of Incorporation, establishing the terms of Series F Preferred
            Stock.
10.28     Agreement dated April 14, 1998, by and between the Company and Winter
            Harbor, L.L.C. ("Winter Harbor").
10.29     Pledge Agreement dated April 14, 1998, by and between the Company and
            Winter Harbor.
10.30     Security Agreement dated April 14, 1998, by and among certain of the
            Company's subsidiaries and Winter Harbor.
10.31     Form of Promissory Notes issued to Winter Harbor.
10.32     Convertible Preferred Stock Purchase Agreement dated June 30, 1998 by and between the Company and JNC Opportunity Fund Ltd. ("JNC").
10.33     Registration Rights Agreement dated June 30, 1998 by and between the
            Company and JNC.
10.34     Warrant to purchase 250,000 shares of Common Stock of the Company, dated June 30, 1998, issued to JNC.
10.35     Exchange Agreement dated July 28, 1998 by and between the Company and
            JNC.
10.36     Warrant to purchase 100,000 shares of Common Stock of the Company, dated July 28, 1998, issued to JNC


ITEM 6(B) - REPORTS ON FORM 8-K

None

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                           I-Link Incorporated
                                              (Registrant)




Date: August 13, 1998                  By:  /s/ John W. Edwards
                                            John W. Edwards
                                            President, Chief Executive Officer


                                       By:  /s/ Karl S. Ryser, Jr.
                                            Karl S. Ryser, Jr.
                                            Chief Financial Officer, Chief
                                            Accounting Officer, and Treasurer

<