Form 10-Q
period 1998-09-30
I LINK INC
filed 1998-11-19
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                              ______________

As of November 16, 1998, the registrant had outstanding 18,754,352 shares of $0.007 par value common stock.

PART I - FINANCIAL INFORMATION

                   I-LINK INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                   ASSETS                       September 30,
                                                    1998       December 31,
                                                 (Unaudited)       1997
                                                -------------  -------------
Current assets:
 Cash and cash equivalents                      $  2,075,996   $  1,643,805
 Accounts receivable, less allowance for
   doubtful accounts of $1,759,000 and
   $1,385,000 as of September 30, 1998 and
   December 31, 1997, respectively                 5,066,966      3,233,207
 Certificates of deposit - restricted                780,661      1,628,500
 Other current assets                                989,891        321,488
 Net assets of discontinued operations               487,371              -
                                                  ----------     ----------
   Total current assets                            9,400,885      6,827,000

Furniture, fixtures and equipment, net             5,912,859      3,551,917
Other assets:
 Intangible assets, net                           10,143,806     12,314,080
 Certificates of deposit - restricted                217,624        259,000
 Other assets                                        204,764        705,502
Net assets of discontinued operations                      -        595,377
                                                  ----------     ----------
Total assets                                    $ 25,879,938   $ 24,252,876
                                                  ==========     ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                               $  4,514,060   $  4,833,452
 Accrued liabilities                               3,539,459      2,770,997
 Current portion of long-term debt                10,234,850      2,008,416
 Current portion of obligations under
  capital leases                                      95,130        169,315
                                                  ----------     ----------
   Total current liabilities                      18,383,499      9,782,180

Long-term debt                                             -      1,854,341
Obligations under capital leases                           -         67,159
                                                  ----------     ----------
   Total liabilities                              18,383,499     11,703,680
                                                  ----------     ----------
Commitments and contingencies (note 6)
Redeemable preferred stock (note 4)                9,470,000              -
                                                  ----------     ----------
Stockholders' equity (deficit):
 Preferred stock, $10 par value, authorized
  10,000,000 shares, issued and outstanding
  50,951 and 119,926 at September 30, 1998
  and December 31, 1997, respectively,
  liquidation preference of $26,572,156
  at September 30, 1998                              509,510      1,199,260
 Common stock, $.007 par value, authorized
  75,000,000 shares, issued and outstanding
  18,692,352 and 16,036,085 at September 30,
  1998 and December 31, 1997, respectively           130,846        112,251
 Additional paid-in capital                       78,868,200     70,511,697
 Deferred compensation                           ( 1,273,572)     2,289,765
 Accumulated deficit                             (80,208,545)   (56,984,247)
                                                  ----------     ----------
   Total stockholders' equity (deficit)          ( 1,973,561)    12,549,196
                                                  ----------     ----------
   Total liabilities and stockholders'
      equity (deficit)                          $ 25,879,938   $ 24,252,876
                                                  ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                      ----------------------------  ----------------------------
                                           1998           1997           1998          1997
                                      -------------  -------------  -------------  -------------
Revenues:
Telecommunication services            $  5,020,650   $  2,705,135   $ 13,936,594   $  7,119,960
Marketing services, net                  1,328,949        902,736      3,634,158      1,623,226
Technology licensing and development       406,779        139,700        987,389        139,700
                                        ----------     ----------     ----------     ----------
  Total revenues                         6,756,378      3,747,571     18,558,141      8,882,886
                                        ----------     ----------     ----------     ----------
Operating costs and expenses:
  Telecommunication network expense      5,095,263      3,500,867     14,605,813     10,566,657
  Marketing services                     1,364,110      1,082,543      4,575,067      1,723,282
  Selling, general and administrative    2,591,078      2,290,498      7,523,170      6,442,415
  Provision for doubtful accounts          875,651        440,000      2,324,313        785,000
  Acquired in-process research
   and development                               -      4,235,830              -      4,235,830
  Depreciation and amortization          1,059,406        680,821      3,109,232      1,493,972
  Research and development                 607,903        282,320      1,752,058        627,654
                                        ----------     ----------     ----------     ----------
    Total operating costs and expenses  11,593,411     12,512,879     33,889,653     25,874,810
                                        ----------     ----------     ----------     ----------
Operating loss                         ( 4,837,033)   ( 8,765,308)   (15,331,512)   (16,991,924)
                                        ----------     ----------     ----------     ----------
Other income (expense):
  Interest expense                     (   303,835)   ( 1,270,508)   ( 7,944,412)   ( 1,843,779)
  Interest and other income                 96,168         43,973        159,632        184,697
                                        ----------     ----------     ----------     ----------
    Total other income (expense)       (   207,667)   ( 1,226,535)   ( 7,784,780)   ( 1,659,082)
                                        ----------     ----------     ----------     ----------
Loss from continuing operations        ( 5,044,700)   ( 9,991,843)   (23,116,292)   (18,651,006)

Loss from discontinued operations
  (less applicable income tax
  provision of $0 for the three- and
  nine-month periods ended September
  30, 1998 and 1997)                             -    (    12,865)   (   108,006)   (   103,342)
                                        ----------     ----------     ----------     ----------
    Net loss                          $( 5,044,700)  $(10,004,708)  $(23,224,298)  $(18,754,348)
                                        ==========     ==========     ==========     ==========

Net loss per common share - basic and diluted:

  Loss from continuing operations     $(      0.71)  $(      0.88)  $(      1.86)  $(      1.78)
  Loss from discontinued operations              -              -    (      0.01)   (      0.01)
                                        ----------     ----------     ----------     ----------
    Net loss per common share         $(      0.71)  $(      0.88)  $(      1.87)  $(      1.79)
                                        ==========     ==========     ==========     ==========














The accompanying notes are an integral part of these consolidated financial statements.

                   I-LINK INCORPORATED AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                (UNAUDITED)

                       Preferred Stock       Common Stock        Additional
                     -------------------  --------------------    Paid-in      Deferred     Accumulated
                     Shares     Amount      Shares     Amount     Capital    Compensation     Deficit
                     -------  ----------  ----------  --------  -----------  ------------  -------------
Balance at
  December 31, 1997  119,926  $1,199,260  16,036,085  $112,251  $70,511,697  $(2,289,765)  $(56,984,247)

Conversion of
 preferred stock
 into common stock  (68,975)  ( 689,750)   2,256,727    15,798      673,952            -              -

Amortization of
 deferred
 compensation on
 stock options
 issued for
 services                 -           -            -         -            -      742,598              -

Forfeiture of
 stock options
 issued for
 services                 -           -            -         -     (273,595)     273,595              -

Exercise of stock
 options                  -           -      399,540     2,797      682,146            -              -

Warrants issued in
 connection with
 certain convertible
 notes payable            -           -            -         -    7,274,000            -              -

Net loss                  -           -            -         -            -            -    (23,224,298)
                     -------  ----------  ----------  --------  -----------  ------------  -------------

Balance at
 September 30,1998    50,951  $  509,510  18,692,352  $130,846  $78,868,200  $(1,273,572)  $(80,208,545)
                     =======  ==========  ==========  ========  ===========  ============  =============



























The accompanying notes are an integral part of these consolidated financial statements.

                  I-LINK INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                    For the Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                        1998          1997
                                                   -------------  -------------
Cash flows from operating activities:
  Net loss                                         $(23,224,298)  $(18,754,348)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                   3,109,232      1,493,972
      Provision for doubtful accounts                 2,324,313        785,000
      Provision for asset valuation                           -        213,944
      Amortization of discount on notes payable       7,274,000      1,299,600
      Amortization of deferred compensation
        on stock options issued for services            742,598        435,583
      Interest expense associated with
        issuance of convertible notes                         -        320,000
      Acquired in-process research and development            -      4,235,830
      Increase (decrease) from changes in
        operating assets and liabilities, net of
        effects of acquisitions and dispositions:
          Accounts receivable                       ( 4,158,072)   ( 2,310,137)
          Other assets                              (   167,665)   (   848,532)
          Accounts payable and accrued liabilities      449,070      5,355,537
          Discontinued operations                   (    48,944)       165,148
                                                     ----------     ----------
  Net cash used in operating activities             (13,699,766)   ( 7,608,403)
                                                     ----------     ----------
Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment    ( 3,299,900)   ( 1,176,428)
  Cash received from the purchase of I-Link
    Communications, Inc.                                      -        435,312
  Cash received from the purchase of MiBridge, Inc.           -         79,574
  Maturity of restricted certificates of deposit        889,215              -
  Investing activities of discontinued operations       310,000              -
                                                     ----------     ----------
  Net cash used in investing activities             ( 2,100,685)   (   661,542)
                                                     ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of notes payable
    and warrants                                      7,768,000      5,000,000
  Payment of long-term debt                         ( 1,395,907)   (   499,435)
  Payment of capital lease obligations              (   141,344)   (   137,670)
  Proceeds from issuance of redeemable preferred
    stock and warrants                               10,000,000              -
  Offering costs from issuance of preferred stock   (   530,000)             -
  Proceeds from exercise of common stock
    warrants and options                                684,943         50,625
  Financing activities of discontinued operations   (   170,465)   (    85,791)
                                                     ----------     ----------
    Net cash provided by financing activities        16,215,227      4,327,729
                                                     ----------     ----------
Increase (decrease) in cash and cash equivalents        414,776    ( 3,942,216)

Cash and cash equivalents at beginning of period      1,727,855      4,500,227
                                                     ----------     ----------
Cash and cash equivalents at end of period         $  2,142,631   $    558,011
                                                     ==========     ==========
Cash and cash equivalents at end of period:
  Continuing operations                             $ 2,075,996    $   489,237
  Discontinued operations                                66,635         68,774
                                                     ----------     ----------
  Total cash and cash equivalents at end of period  $ 2,142,631    $   558,011
                                                     ==========     ==========

                              Continued
The accompanying notes are an integral part of these consolidated financial statements.

                  I-LINK INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                               (UNAUDITED)



                                                    For the Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                        1998          1997
                                                   -------------  -------------
Supplemental schedule of non-cash investing
and financing activities:

Common stock issued in connection with the
acquisition of I-Link Communications               $          -    $ 2,414,583

Preferred stock and note payable issued in
connection with the acquisition of MiBridge, Inc.             -      8,250,000

Common stock issued in connection with the
acquisition of I-Link Worldwide, Inc.                         -      8,875,000

Stock warrants issued in connection with
litigation settlement                                         -        821,000

Stock options issued for services                             -      5,342,155









































The accompanying notes are an integral part of these consolidated financial statements.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            _____________

Note 1 - Description of Business, Principles of Consolidation and Liquidity

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (the "Company"). The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technology developed by its wholly-owned subsidiaries I-Link Systems, Inc., MiBridge, Inc. and Vianet Technologies, Inc. Telecommunications services are marketed primarily through independent representatives to subscribers throughout the United States.

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, (b) the financial position at September 30, 1998, and (c) cash flows for the nine-month periods ended September 30, 1998 and 1997. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997 and its quarterly reports on Form 10-Q for the three months ended March 31, 1998 and for the six months ended June 30, 1998.

The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $23,116,292 and $5,044,700 for the nine and three-month periods ended September 30, 1998, and as of September 30, 1998 had an accumulated deficit of $80,208,545 and negative working capital of $8,982,614. Revenues generated from continuing operations will not be sufficient during the remainder of 1998 to fund ongoing operations or, the continued expansion of the Company's private telecommunications network facilities, and anticipated growth in subscriber base. To provide a portion of the required capital, the Company has entered into two financing arrangements as follows: (1) during the first six months of 1998, the Company obtained an aggregate of $7.768 million in new interim debt financing from Winter Harbor, L.L.C. and (2) in July 1998, the Company entered into an agreement for the sale of a new series of Preferred Stock for consideration in the amount of $10,000,000 (net proceeds received of $9.47 million) with JNC Opportunity Fund Ltd. ("JNC") (see note 4). The $7.768 million Winter Harbor debt financing is due on demand. Additional funds will be necessary from public or private financing markets to fund continued operations and to successfully integrate and finance the planned expansion of the business communications services and to discharge the financial obligations of the Company.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            _____________

Note 2 - Summary of Significant Accounting Policies

Net loss per share

The Company has adopted SFAS No. 128, "Earnings per Share" for 1998 and 1997. The standard requires presentation of basic and diluted earnings per
share.    Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for the nine-month and three-month periods ended September 30, 1998 and 1997, basic and diluted loss per share are the same. Basic and diluted loss per common share were calculated as follows:

                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                      ----------------------------  ----------------------------
                                           1998           1997           1998          1997
                                      -------------  -------------  -------------  -------------
Loss from continuing operations       $( 5,044,700)  $( 9,991,843)  $(23,116,292)  $(18,651,006)
Deemed preferred stock dividends
 on Class E and Class F convertible
 redeemable preferred stock            ( 7,472,737)             -    ( 7,472,737)             -
Cumulative preferred stock
 dividends not paid in the
 current period                        (   678,679)   (   288,815)   ( 1,580,903)   (   866,738)
                                        ----------     ----------     ----------     ----------
Loss from continuing operations
 applicable to common stock           $(13,196,116)  $(10,280,658)  $(32,169,932)  $(19,517,744)
                                        ==========     ==========     ==========     ==========
Loss from discontinued operations     $          -   $(    12,865)  $(   108,006)  $(   103,342)
                                        ==========     ==========     ==========     ==========
Weighted average shares outstanding     18,492,434     11,684,775     17,248,713     10,989,906
                                        ==========     ==========     ==========     ==========

Loss from continuing operations       $(      0.71)  $(      0.88)  $(      1.86)  $(      1.78)
Loss from discontinued operations                -              -    (      0.01)   (      0.01)
                                        ----------     ----------     ----------     ----------
Net loss per common share             $(      0.71)  $(      0.88)  $(      1.87)  $(      1.79)
                                        ==========     ==========     ==========     ==========

The deemed preferred stock dividends on Class E and Class F convertible cumulative redeemable preferred stock equal the sum of the difference between the conversion price per common share per the agreements and the market price of the common stock as of the date the agreements were finalized and the difference between the fair value of the Class F preferred stock issued and the carrying value of the Class E stock at the date of redemption (see note 4). The deemed dividends are implied only and do not represent obligations to pay a dividend.

Net loss per share

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of September 30:

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            _____________

Note 2 - Summary of Significant Accounting Policies, continued

                                                      1998           1997
                                                  ------------   ------------
Assumed conversion of Class B preferred stock               -        183,542
Assumed conversion of Class C preferred stock       1,093,224      5,232,432
Assumed conversion of Class D preferred stock               -        738,003
Assumed conversion of Class F preferred stock       4,364,233              -
Assumed conversion of Class M preferred stock       4,400,000              -
Assumed conversion of convertible debt              3,107,200        286,800
Shares to be issued - acquisition of ILC                    -        400,000
Assumed exercise of options and warrants to
 purchase shares of common stock                   33,095,042     11,013,872
                                                   ----------     ----------
                                                   46,059,699     17,854,649
                                                   ==========     ==========

As of September 30, 1998, Winter Harbor, the sole holder of Series M Preferred Stock, held warrants, exercisable at any time, for the purchase of up to 17,540,000 shares of common stock. In addition, should Winter Harbor elect to convert its $7.768 million in promissory notes into additional shares of Series M Preferred Stock, it is entitled to receive additional warrants to purchase 5,000,000 shares of common stock. The exercise prices of all of such warrants varied at the time of their respective, however, all are subject to adjustment downward to equal the market price of common stock in the event the common stock market price is below the original exercise price at the time of exercise, subject to an exercise price lower limit of the lesser of the original exercise price or $2.75 per share.

Recently issued financial accounting standards

The Accounting Standards Executive Committee issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP was issued to address the diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company has not determined the effect that SOP 98-1 will have on its consolidated financial position or results of operations.

Reclassifications

Certain balances in the September 30, 1997 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on previously reported net loss, net assets or stockholders' equity.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            _____________

Note 3 - Discontinued Operations

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows as of September 30, 1998 and December 31, 1997:

                                                  1998            1997
                                              (Unaudited)
                                              -----------      -----------
   Assets:
    Current assets:
     Cash and cash equivalents                $   66,635       $   84,050
     Accounts receivable                       1,071,135        1,033,376
     Inventory                                   555,291          555,939
     Other                                        18,962           24,951
                                               ---------        ---------
     Total current assets                      1,712,023        1,698,316

     Furniture, fixtures and equipment, net      386,510          958,153
     Intangible assets                           391,757          391,757
     Other non-current assets                      6,230            8,706
                                               ---------        ---------
     Total assets                              2,496,520        3,056,932
                                               ---------        ---------
   Liabilities:
    Current liabilities:
     Accounts payable and accrued liabilities  1,555,878        1,781,541
     Notes payable                               241,661          412,126
                                               ---------        ---------
     Total current liabilities                 1,797,539        2,193,667

     Other liabilities                           211,610          267,888
                                               ---------        ---------
     Total liabilities                         2,009,149        2,461,555
                                               ---------        ---------
     Net assets - discontinued operations     $  487,371       $  595,377
                                               =========        =========

The net assets of the discontinued operations as of September 30, 1998 are shown as a current asset in the consolidated balance sheet as it is anticipated that the disposal of the medical services business will be completed by the first quarter of 1999. Revenues of the discontinued operations were $296,835 and $1,259,763 and $620,566 and $1,800,121 for the three-month and nine-month periods ending September 30, 1998 and 1997, respectively.


Note 4 - Capital Financing

During the first and second quarters of 1998 the Company obtained an aggregate of $7.768 million in new interim debt financing from Winter
Harbor, L.L.C. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 6,740,000 warrants (Loan Warrants) to purchase common stock of the Company at exercise prices ranging from $5.50 to $7.22 based upon 110% of the closing price of the common stock on the day loan funds were advanced. The warrants have exercise periods of 7.5 years from issuance. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. Pursuant to the terms of the loan agreement with Winter Harbor, the initial borrowings of $5,768,000 were payable upon demand by Winter Harbor no earlier than May 15, 1998, and were collateralized by essentially all of the assets of the Company's subsidiaries. Because the loan was not repaid by May 15, 1998, the total loan, including additional borrowings of $2,000,000 obtained in the second quarter, continues on a demand basis with interest accruing at prime plus four percent. Additionally, Winter Harbor has the right at any time until the loan is repaid to elect to convert the unpaid balance of the loan into additional shares of the Company's Series M Preferred Stock, reduce the exercise

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            _____________

Note 4 - Capital Financing, continued

price of the 6,740,000 Loan Warrants to $2.50 per share, and receive an additional 5,000,000 warrants to purchase common stock of the Company at an exercise price of $2.50 per share.

During the six-month period ended June 30, 1998, the Company recorded $7,274,000 as a discount against the new debt representing the relative fair value attributed to the new warrants, the change of the exercise period on prior warrants and the equity instruments associated with the assumed conversion of the debt into equity. The debt discount was amortized over the original terms of the respective borrowings. The debt discount was fully amortized during the six-month period ended June 30, 1998.

On July 9, 1998 the Company obtained a $10 million equity investment, net of $530,000 in closing costs, from JNC Opportunity Fund Ltd. ("JNC").
Under the original terms of the equity investment, JNC purchased shares of the Company's newly created 5% Series E Convertible Preferred Stock (the "Series E Preferred Stock"), which were convertible into the Company's common shares at a conversion price of the lesser of 110% of the market price of the Company's publicly traded common shares as of the date of closing, and 90% of a moving average market price at the time of conversion. In addition, JNC obtained a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $5.873 (equal to 120% of the market price of the Company's publicly traded common shares as of the date of closing).

On July 28, 1998, the terms of the JNC equity investment were amended to provide a floor to the conversion price, and to effect the amendment the Company created a 5% Series F Convertible Preferred Stock (the "Series F Preferred Stock") with which the Series E Preferred Shares originally
issued to JNC were exchanged.   Pursuant to the amendment, the Series F
Preferred Shares were originally convertible into common shares at a conversion price of the lesser of $4.00 per common share or 87% of a moving average market price of the Company's common shares at the time of conversion, subject to a $2.50 floor. The Series F Preferred Shares provide for adjustments in the initial conversion price and as of November 6, 1998, the conversion price has been adjusted to the lesser of $3.76 or 81% of a moving average market price of the Company's common shares at the time of conversion. In the event the market price remains below $2.50 for five consecutive trading days, the floor will be re-set to the lower rate, provided, however, that the floor shall not be less than $1.25. As of November 6, 1998, the floor was reset to $2.163. JNC also received an additional warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per common share. The Series F Preferred shares may be converted at any time, are automatically converted at the end of three years, and are subject to specific provisions that would prevent any issuance of I-Link common stock at a discount if and to the extent that such shares would equal or exceed in the aggregate 20% percent of the number of common shares outstanding on July 9, 1998 absent shareholder approval as contemplated by the Nasdaq Stock Market Non-Quantitative Designation Criteria.

In certain instances, including the Company's failure to have a registration statement covering the conversion shares declared effective within 180 days of the original issuance date or the stock is not listed on NASDAQ or a subsequent market or is suspended for more than three non-consecutive trading days, the holders of the Series F Preferred Stock may require that the Company redeem their Series F Preferred Stock. Because these redemption provisions are not entirely within the control of the Company, the Series F Preferred Stock is presented as a spearate line item above stockholders' equity.

In addition, the Company issued warrants to purchase 75,000 shares of the Company's common stock at a price of $4.89 per share to two individuals as a brokerage fee in connection with the JNC equity investment.

In November 1998, Winter Harbor loaned an additional $1,041,712 to the Company which was used to pay the second of two installment payments which were part of the MCI arbitration settlement. Terms concerning the loan have not been finalized, but it is anticipated that repayment will be on a demand basis.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            _____________


Note 5 - Income Taxes

The Company recognized no income tax benefit from the losses generated in 1998 and 1997 because of the uncertainty of the realization of the related deferred tax asset.


Note 6 - Purchase commitments

In November 1998 the Company amended the terms of its contract with Sprint for the supply of inbound and outbound telephone services. Among other things, the new agreement, which is effective through May 2000, reduces the minimum monthly usage amounts for the remaining term of the agreement to $550,000. Failure to achieve the minimum will require shortfall payments by the Company equal to 50% of the remaining monthly minimum usage amounts.

Item 2- Management's Discussion and Analysis and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-K for the year ended December 31, 1997 and Form 10-Q for the quarters ended June 30 and March 31, 1998.

Forward Looking Information

This report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "believe", "estimate", "expect", and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks and uncertainties as noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

Among many factors that could cause actual results to differ materially are the following: the Company's ability to finance and manage expected rapid growth; the Company's ability to attract, support and motivate a rapidly growing number of independent representatives; competition in the long distance telecommunications and ancillary industries; the Company's ongoing relationship with its long distance carriers and vendors; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting policies, litigation, federal and state governmental regulation of the long distance telecommunications and internet industries; the Company's ability to maintain, operate and upgrade its information systems and network; the Company's success in deploying its Communication Engine network in internet telephony and the Company's success in the offering of other enhanced service products.

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

Operations

In January 1997 the Company acquired I-Link Communications ( "ILC") and in August 1997 the Company acquired MiBridge, Inc. In 1997, the Company launched operations of a network marketing program through I-Link Worldwide, L.L.C., to market its products. In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the nine and three-month periods ending September 30, 1998 and 1997 have been reported as discontinued operations. In the first quarter of 1998, the Company formed ViaNet Technologies, Ltd. ("ViaNet"), its third research and development group.

The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technology acquired and developed by its subsidiaries, I-Link Systems, Inc., ViaNet and MiBridge, Inc. Telecommunications services are marketed primarily through independent representatives to subscribers throughout the United States. The Company's telecommunication services operations began primarily with the acquisition of ILC, an FCC licensed long-distance carrier.

The technology that distinguishes I-Link from other telecommunications companies is the capability to carry high volumes of long-distance traffic at significantly reduced cost and provide enhanced services through its proprietary combination of Internet Protocol (IP) and compression technologies, while maintaining the ease of use, high quality, and reliability of traditional phone systems. During the first and second quarters of 1998, the Company benefited from the commercial deployment of its technology through its Communication Engines established at its facilities in Los Angeles, Dallas/Ft. Worth, Phoenix and Salt Lake City, and steadily increased the commercial telecommunications traffic carried over its Communications Engines. In Addition, in March 1998, the Company announced the nationwide availability of V-Link[TM]. V-Link[TM] is a fully integrated communications service that enhances the utilization of telephones, cellular phones, pagers and fax machines by combining them into a single communications environment. V-Link also provides conference calling, e-mail, fax-on-demand and V-Link One Number[TM] calling features. This permitted the Company to announce a new 4.9-cent-per-minute long-distance calling rate to customers whose long distance calls both originate and terminate in the more than 25 calling areas located in these metropolitan markets. The Company intends to continue to expand the geographic areas covered by its Communications Engines.

During the second quarter of 1998, the Company announced the development of a communications product that would increase the telephone line capacity in any household or business. Initially dubbed "C4" (Customer Communications Control Center), the product will provide home and small business customers the capacity of up to 24 phone lines using the existing telephone lines and wires that are connected to their homes or offices today. In addition, C4 will provide around-the-clock Internet access and access to the enhanced services I-Link currently offers, including voice mail, fax, paging, e-mail, conference calling and follow-me-anywhere One-Number service. C4 uses existing telecommunications networks, including the standard copper-wire lines currently installed in nearly every home and business, as well as high-speed data lines and infrastructure that have been announced or are being installed by local and long-distance telecommunications companies.
C4 is expected to undergo early field trials in the fourth quarter of 1998 and the Company anticipates shipping in 1999.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 1998 were $2,075,996, restricted certificates of deposits were $780,661 and the working capital deficit was $8,982,614. Cash used by operating activities during the nine-month period ended September 30, 1998 was $13,699,766 as compared to $7,608,403 during the same period ended September 30, 1997. The increase in cash used by operating activities in 1998 was primarily due to an increase in accounts receivable and the increased operating loss as the Company continued to develop its infrastructure and product base.

Net cash used by investing activities in the nine-month period ended
September 30, 1998 was $2,100,685 as compared to net cash used of $661,542 in the same period ended September 30, 1997. Cash used by investing activities in 1998 was attributable to the purchase of furniture, fixtures and equipment of $3,299,900 which was offset by $310,000 received from the sale of certain assets from discontinued operations and the maturity of certificates of deposits in the amount of $889,215. In the first nine months of 1997 cash used by investing activities was primarily due to purchase of furniture, fixtures and equipment of $1,176,428 which was offset by cash received of $514,886 in the acquisition of ILC and MiBridge, Inc.

Financing activities provided net cash of $16,215,227 in the first nine months of 1998 as compared to cash provided of $4,327,729 in the same period of 1997. Cash provided in 1998 included proceeds of $7,768,000 from short-term debt and common stock warrants, and $9,470,000 in net proceeds from the issuance of preferred stock and common stock warrants, $684,943 in proceeds from exercises of common stock warrants and options. Repayments of $1,537,251 on long-term debt, notes payable and capital lease obligations from continuing operations and $170,465 from discontinued operations offset these proceeds. During the same nine months in 1997, cash provided by financing activities included $5,000,000 in proceeds from issuance of long-term debt and warrants and $50,625 from the exercise of common stock warrants and options which sources were offset by repayments of $637,105 on long-term debt and capital lease obligations from continuing operations and $85,791 from discontinued operations.

The Company incurred a net loss from continuing operations of $23,116,292 for the first nine months of 1998, and as of September 30, 1998 had an accumulated deficit of $80,208,545. Revenue generated from continuing operations will not be sufficient during the remainder of 1998 to fund the Company's operations or, continued expansion of its private telecommunications network facilities and anticipated growth in subscriber base. To provide a portion of its capital needs, the Company has entered into financing arrangements as described below. Additional funds will be necessary from public or private financing markets to fund continued operations and to successfully integrate and finance the planned expansion of the business communications services and to discharge the financial obligations of the Company.

Current Position/Future Requirements

During the remainder of 1998, the Company plans to use available cash and funds raised from the sale of debt or equity securities to fund the development and marketing of I-Link products and services. During the third quarter of 1998 revenue from continuing operations increased $1,282,789 (23.4%) from the second quarter of 1998 as shown below:

                                   Three Months Ended
                                 ----------------------
                                   9/30/98     6/30/98    Increase   % Increase
                                 ----------  ----------  ----------  ----------
Telecommunications services      $5,020,650  $4,134,967  $  885,683     21.4%
Marketing services                1,328,949     963,962     364,987     37.9%
Technology licensing
 and development                    406,779     374,660      32,119      8.6%
                                  ---------   ---------   ---------
Net operating revenue            $6,756,378  $5,473,589  $1,282,789     23.4%
                                  =========   =========   =========

The increase in telecommunications services was a direct result of the growth in the Company's Network Marketing channel of distribution. In early 1998 the Company decided to refocus its resources to concentrate on the channels of product distribution with better profit margins (primarily Network Marketing). The effect of this decision was to terminate the Company's relationship with several accounts during the second quarter of 1998 including its single largest wholesale marketing group. Terminating these relationships resulted in decreased revenue of $852,000 in the second quarter as compared to the first quarter of 1998. Continued growth in the Network Marketing channel has resulted in third quarter telecommunications services revenue which is greater than the first quarter of 1998 ($4.8 million) in effect overcoming the $852,000 decrease in the second quarter.

The increase in marketing services revenue was primarily due to an increase in revenue from independent representatives for the national convention (which occurs in the first and third quarters) and training, promotional and presentation materials. The Company anticipates that revenues from marketing services will decrease somewhat during the fourth quarter as there will be no national convention revenues and due to cyclical downturns in network marketing activities during that time of the year. Technology licensing and development revenue was up slightly from the second quarter and it is anticipated that they will continue to increase from new development agreements and royalties on existing software licensing contracts.

The Company believes that total revenue from all sources of continuing operations will continue to grow in the fourth quarter of 1998 and will increasingly contribute to the cash requirements of the Company. The
Company released V-Link in early 1998 and has deployed several of its Communication Engines (CE's) both of which continue to increase revenues and/or profit margins. The Company also believes that revenue and cash flows from software sales and development will continue to increase in 1998 due to maturation of its products and development and licensing agreements.

The Company anticipates that cash requirements for operations and the continued market penetration, deployment of I-Link products and services, and anticipated deployment of the Company's CE's will be at increasingly higher levels than those experienced in 1997. The Company also expects that expenditures for research and development will continue at approximately the same level as the first nine months for the remainder of 1998 as it continues development of new technology. In March 1998, the Company committed approximately $2.2 million (of which $1.32 million had been paid as of September 30, 1998) to development of a new internal information system that will encompass nearly all computer systems.

In order to provide for capital expenditure and working capital needs, during the first six months of 1998 the Company obtained a total of $7.768 million in new interim debt financing from Winter Harbor, L.L.C. On July 9, 1998 the Company obtained a $10 million equity investment by JNC Opportunity Fund Ltd. which resulted in net proceeds to the Company of $9.470 million.

In November 1998, Winter Harbor loaned an additional $1,041,712 to the Company which was used to pay the second of two installment payments which were part of the MCI arbitration settlement. Terms concerning the loan have not been finalized, but it is anticipated that repayment will be on a demand basis.

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


Three-Month Period Ended September 30, 1998 Compared to the Three-Month Period Ended September 30, 1997

In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending September 30, 1998 and 1997 have been reported as discontinued operations.

Revenue

Telecommunications service revenue increased $2,315,515 to $5,020,650 in the third quarter of 1998 as compared to $2,705,135 in the third quarter of 1997. The increase was a direct result of customer growth from the Company's Network Marketing channel of distribution and increased sales from the Company's V-Link products. The Network Marketing channel was started in the second quarter of 1997 with telecommunications revenue from these new customers beginning in the third quarter of 1997.

Marketing services revenue, which includes revenue recognized from independent representatives for national conventions, training, promotional and presentation materials, and ongoing administrative support increased $426,213 to $1,328,949 in the third quarter of 1998 as compared to $ 902,736 in the same quarter of 1997. The increase reflects the continued growth of the network marketing channel and its related product offerings which began late in the second quarter of 1997.

Technology licensing and development revenue was $406,779 in the third quarter of 1998 as compared to $139,700 in the same quarter of 1997, an increase of $267,079. These revenues are from the licensing and development of technology through MiBridge, Inc., which was acquired in September 1997. Accordingly there was three months of revenue reported in the quarter ended September 30, 1998 as compared to only one month in the same quarter of 1997.

Operating costs and expenses

Telecommunications network expenses increased $1,594,396 in the third quarter of 1998 to $5,095,263 as compared to $3,500,867 for the same quarter of 1997. These expenses include the costs related to the continued development and deployment of the Company's communication network and expenses related to providing telecommunication services. The increase in expense was primarily due to the increase in telecommunications service revenue. The Company expects that telecommunications network expense will increase as telecommunications service revenue increases, but at a lesser rate of growth due to economies of scale and increased traffic on the Company's enhanced IP (internet protocol) telephony network.

Marketing service costs were $1,364,110 for the third quarter of 1998 as compared to $1,082,543 for the same quarter of 1997, an increase of $281,567. The increase in costs relates directly to the Company's continued growth in marketing service revenue that began late in the second quarter of 1997. Marketing service expenses include commissions and the costs of national conventions, providing training, promotional and presentation materials and ongoing administrative support.

Selling, general and administrative expense increased $300,580 to $2,591,078 in the third quarter of 1998 as compared to $2,290,498 in the third quarter of 1997. The increase is primarily due to increased overhead and personnel costs associated with growth of the Company's telecommunications business. The Company expects that these expenses will continue to increase as the Company grows and expands.

The provision for doubtful accounts increased $435,651 to $875,651 in the third quarter of 1998 as compared to $440,000 in the same quarter of 1997. This increase is primarily due to growth in the Company's telecommunication service revenue.

Acquired in-process research and development of $4,235,830 in the third quarter of 1997 related to the acquisition of MiBridge, Inc. in September 1997. This non-cash amount was expensed because technological feasibility had not yet been established and the technology had no alternative future use. No such expense existed in the third quarter of 1998.

Depreciation and amortization increased $378,585 to $1,059,406 in the third quarter of 1998 as compared to $680,821 in the third quarter of 1997. The increase in amortization expense is primarily due to increased amortization of intangible assets associated with the acquisition of MiBridge, Inc. in the third quarter of 1997. This resulted in $3,461,410 of additional intangible assets. Depreciation expense also increased due to continued acquisition of telecommunication equipment.

Research and development increased $325,583 to $607,903 in the third quarter of 1998 as compared to $282,320 in the same period of 1997. The increase is associated with the Company's acquisition of MiBridge, Inc in the third quarter of 1997 and the formation of ViaNet, in early 1998. Both subsidiaries perform research and development activities for the Company.

Interest expense decreased $966,673 to $303,835 in the third quarter of 1998 as compared to $1,270,508 in the same quarter of 1997. The net decrease is primarily due to a decrease of $1,100,000 (non-cash) in amortization of debt issuance costs related to certain warrants granted in connection with certain loans to the Company in the second and third quarters of 1997 and interest of $91,000 on the loans which did not recur in the third quarter of 1998. The decrease was offset by interest of $249,000 on loans to the Company in 1998 from Winter Harbor L.L.C. of $7,678,000 during the first six months of 1998.

Interest and other income increased $52,195 to $96,168 in the third quarter of 1998 as compared to $43,973 in the same quarter of 1997. The increase was primarily a result of an increase in the average balance of cash on hand in the third quarter of 1998 compared to the same quarter of 1997, due to proceeds from the Series F Cumulative Preferred Stock issued in the third quarter of 1998.

Nine-Month Period Ended September 30, 1998 Compared to the Nine-Month Period Ended September 30, 1997

In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the nine-month periods ending September 30, 1998 and 1997 have been reported as discontinued operations.

Revenue

Telecommunications service revenue increased $6,816,634 to $13,936,594 in the first nine months of 1998 as compared to $7,119,960 in the first nine months of 1997. The increase is due primarily to the new customers obtained through the Network Marketing channel, which channel's telecommunications service revenues didn't begin until the third quarter of 1997.

Marketing services revenue, which includes revenues recognized from independent representatives for the national conventions, training, promotional and presentation materials, V-Phone and Netlink 1+ product sales, and ongoing administrative support was $3,634,158 in the first nine months of 1998 as compared to $1,623,226 in the same period of 1997, an increase of $2,010,932. The primary reason for the increase is that the network marketing channel began late in the second quarter of 1997, and thus 1998 year-to-date revenues include nine months of product sales whereas 1997 year to date revenues include approximately four months of product sales.

Technology licensing and development revenue increased $847,689 to $987,389 in the first nine months of 1998 as compared to $139,700 in the same period of 1997. These revenues are from the licensing and development of technology through MiBridge, Inc., which was acquired in September 1997. Accordingly, 1998 year-to-date revenue represents nine months of revenue whereas year-to-date 1997 revenue represents only one month of revenue.

Operating costs and expenses

Telecommunications network expenses increased $4,039,156 in the first nine months of 1998 to $14,605,813 as compared to $10,566,657 for the same period in 1997. These expenses include the costs related to the continued development and deployment of the Company's communication network and expenses related to providing telecommunication services. The increase in expense was primarily due to the increase in telecommunications service revenue. The Company expects that telecommunications network expense will increase as telecommunications service revenue increases, but at a lesser rate of growth due to economies of scale and increased traffic on the Company's enhanced IP (Internet protocol) telephony network.

Marketing service costs increased $2,851,785 to $4,575,067 in the first nine months of 1998 as compared to $1,723,282 for the same period in 1997. The expenses relate directly to the Company's marketing service revenue that began late in the second quarter of 1997 and accordingly expenses incurred in the first nine months of 1998 and 1997 are not directly comparable. Marketing service expenses include commissions, the costs of national conventions, providing training, promotional and presentation materials and ongoing administrative support.

Selling, general and administrative expense increased $1,080,755 to $7,523,170 in the first nine months of 1998 as compared to $6,442,415 in the first nine months in 1997. The increase is primarily due to increased overhead and personnel costs associated with growing the Company's telecommunications business. The Company expects that these expenses will continue to increase as the Company grows and expands.

The provision for doubtful accounts increased $1,539,313 to $2,324,313 in the first nine months of 1998 as compared to $785,000 in the same period in 1997. This increase is primarily due to the following: (1) the growth in the Company's telecommunication service revenue, and (2) an increase in uncollectible accounts receivable associated with the Company's decision in early 1998 to concentrate its resources on those channels of distribution of its products with higher profit margins (primarily Network Marketing), the effect of which was to terminate relationships with several accounts in the second quarter of 1998, including the Company's single largest wholesale marketing group.

Acquired in-process research and development of $4,235,830 in the nine-month period ended September 30, 1997 related to the acquisition of MiBridge, Inc. in September 1997. This non-cash amount was expensed because technological feasibility had not yet been established and the technology had no alternative future use. No such expense existed in the same period of 1998.

Depreciation and amortization increased $1,615,260 to $3,109,232 in the first nine months of 1998 as compared to $1,493,972 in the first nine months of 1997. The increase is primarily due to increased amortization of intangible assets associated with the issuance of the final 1,000,000 shares of common stock in the third quarter of 1997 in connection with the acquisition of I-Link Worldwide Inc. in 1996 and the acquisition of MiBridge in the third quarter of 1997. This resulted in $12,336,410 of additional intangible assets. Depreciation expense also increased due to continued acquisition of telecommunication equipment.

Research and development increased $1,124,404 to $1,752,058 in the first nine months of 1998 as compared to $627,654 in the same period in 1997. The increase is associated with the Company's acquisition of MiBridge, Inc in the third quarter of 1997 and the formation of ViaNet, in early 1998. Both subsidiaries perform research and development activities for the Company.

Interest expense increased $6,100,633 to $7,944,412 in the first nine months of 1998 as compared to $1,843,779 in the same period in 1997. The net increase is primarily due to $7,274,000 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $7,768,000 in loans to the Company in the first nine months of 1998. In the same period of 1997, interest expense included $1,299,600 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $5,000,000 in loans to the Company in the first nine months of 1997 and $320,000 (non-cash) imputed interest on certain convertible notes.

Interest and other income decreased $25,065 to $159,632 in the first nine months of 1998 as compared to $184,697 in the same period of 1997. The decrease was primarily due to a decrease in the average balance of cash on hand in the first nine months of 1998.

Year 2000 Issues

The "Year 2000" issue results from computer programs and embedded computer chips that do not differentiate between the 1900 century and the 2000 century because they are written using two digit rather than four digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could fail or produce erroneous results when processing data involving dates after December 31, 1999. The Year 2000 issue affects virtually all companies and organizations, including the Company. The Company has formed a Year 2000 team whose responsibility it is to evaluate its information technology (IT) systems as well as its non-IT devices (such as building security, heating and air-conditioning, safety devices and other devices containing embedded electronic circuits). Both IT systems and non-IT devices are subject to failure due to the Year 2000 issue.

The Company is in the "inventory and assessment" phases of its Year 2000 project with regard to its state of readiness related to IT and non-IT devices and issues related to third parties with which the Company has material relationships. While the Company has its own communications network to carry some of its traffic, the Company's system (as it is for all telecommunications companies) is completely dependent upon origination or termination of that traffic on significant third party vendors such as Sprint (the Company's current underlying carrier) and LECs (local exchange carriers) such as U.S. West. The Company is watching closely the progress of these significant third party vendors. In the event its third party vendors do not become Year 2000 compliant, the Company would need to switch vendors or face a significant negative impact on its ability to deliver its telecommunication services. The inability to deliver these services would have a substantial negative impact on the Company and its results of operations, liquidity and financial position.

Upon completion of the inventory and assessment phases of the Year 2000 project, the Company will explore alternative solutions and develop contingency plans for handling critical areas in the event a remedy is not identified or is unsuccessful. Such plans have not yet been developed, but the Company intends to develop them as necessary to address each area of the Year 2000 risk. Completion of the Year 2000 project, including contingency plans, is expected by September 30, 1999.

Costs. The Company is using both internal and external resources to identify, correct or reprogram, and test its systems for minimizing Year 2000 consequences and expects to incur consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. The total cost of modifications and conversions is not known at this time; however, it is not expected, at this time, to be material to the Company's financial position, results of operations or cash flows and will be expensed as incurred. As of September 30, 1998 the Company has not expended any funds but anticipates expending approximately $40,000 before December 31, 1998 which amount may vary subject to the results of the inventory and assessment phases in progress. Funds related to Year 2000 expenditures are expected to come from operations.

Risks. The failure to correct a material Year 2000 problem could result in an interruption to or a failure of normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failure will have a material impact on the Company's results of operation, liquidity or financial condition. The Company's Year 2000 project to inventory and assess Year 2000 issues and implement plans to fix identified Year 2000 issues is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problems and, in particular, about the Year 2000 compliance and readiness of its major suppliers such as Sprint. The Company believes that, with the implementation of its enhanced services billing platform (which is being designed to be Year 2000 compliant) and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 6(a) - Exhibits

Exhibit
Number Item
------ ----
3.2    By-laws.

27     Financial data schedule.

Item 6(b) - Reports on Form 8-K

None

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                I-Link Incorporated
                                                    (Registrant)




Date:  November 18, 1998               By:  /s/ John W. Edwards
                                            John W. Edwards
                                            President, Chief Executive Officer


                                       By:  /s/ Karl S. Ryser, Jr.
                                            Karl S. Ryser, Jr.
                                            Chief Financial Officer, Chief
                                            Accounting Officer, and Treasurer