Form 10-K
period 1998-12-31
I LINK INC
filed 1999-04-15
CIK 849145

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

                   [X]  ANNUAL REPORT UNDER SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                 [ ]  TRANSITION REPORT UNDER SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-17973
                        ___________________________

                            I-LINK INCORPORATED
             (Name of registrant as specified in its charter)

                  Florida                             52-2291344
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)           Identification Number)


13751 S. Wadsworth Park Drive, Suite 200, Draper, UT  84020 (801/576-5000)
       (Address and telephone number of principal executive offices)
                        ___________________________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates based upon the closing bid price on April 12, 1999, as reported by The Nasdaq Stock Market, was approximately $47,800,000.

As of April 12, 1999, there were 19,535,172 shares of Common Stock, $.007 par value, outstanding.

Item 1.  Description of Business.

Overview

       I-Link Incorporated (the "Company") provides basic and enhanced telecommunications services to its customers and subscribers nationwide utilizing IP (Internet Protocol) -enabled technology developed by the Company that permits the delivery of these services in a manner that dramatically lowers cost and increases utility, while fully maintaining the high sound/transmission quality and reliability of calls placed over traditional telecommunications networks. The technology model that permits the Company to provide its services at lower cost and with increased utility is similar to the Internet and its capability to provide users virtually unlimited access to the Internet at costs that are a fraction of standard long distance rates; however, I-Link's technology and network infrastructure provide distinct enhancements and advantages to carrying communications traffic over the Internet. The Company is also engaged in the research and development of advanced telecommunications products and equipment, such as its line capacity expansion device, now in the final testing stage, that allows a single standard telephone line in a customer's home or office to simultaneously (1) create the capacity of multiple lines that can carry on simultaneous calls and other communications functions ("multiplexing"), (2) provide the inter-office/home functionality of a PBX, and (3) maintain a persistent Internet connection.

       Through its wholly-owned subsidiaries I-Link Worldwide, LLC, I-Link Communications, Inc., and I-Link Systems, Inc., the Company provides telecommunications products and services to residential, business and wholesale customers. Through its wholly-owned subsidiaries MiBridge, Inc., and ViaNet Technologies Ltd., the Company undertakes the research and development of new telecommunications products and technologies, and the licensing of certain of these products and technologies to other telecommunications companies. I-Link Incorporated and its subsidiaries are sometimes collectively referred to herein as the "Company" or "I-Link."

       Unlike other providers of telecommunications services utilizing IP technology, I-Link does not use the Internet to deliver its services. Rather, I-Link's communications services and products are carried over a new telecommunications network established by I-Link (the "I-Link Network"). The I-Link Network is made up of multiple routing facilities or "Hubs" strategically established in large metropolitan areas nationwide. The hubs are comprised of sophisticated equipment and proprietary software containing I-Link's IP technology ("Communication Engines[TM]") and interconnected by leased telecommunications spans and lines (similar to the Internet, but private
- an "Intranet"), complemented by access to the existing public switched telecommunications network where needed to complete the delivery of I-Link's services to geographic areas outside of I-Link's Intranet. From these Hubs, the I-Link Network spans out to other geographic areas via additional dedicated spans and lines.

       In 1997 the Company started providing telecommunications products and services over the traditional public switched telephone network and began the creation of the I-Link Network through the deployment of its IP technology. Also in 1997, the Company launched it's direct-sales marketing company, I-Link Worldwide, LLC, to market its products and services to the residential and small business markets.

       In August 1997 the Company acquired MiBridge, Inc. ("MiBridge"), a New Jersey-based communications technology company engaged in the design, development, integration and marketing of a range of software telecommunication products that support multimedia communications over the public switched telephone network (PSTN), local area networks (LAN), and the Internet. Historically, MiBridge has concentrated its development efforts on compression systems such as voice and fax over IP. MiBridge has developed patent-pending technologies which combine sophisticated compression capabilities with IP telephony technology. The acquisition of MiBridge permitted I-Link to accelerate the development and deployment of its own IP technology and add strength and depth to its research and development team, and provides I-Link with the opportunity to generate income and develop industry alliances through the strategic licensing of its technologies to other companies within the industry, such as Lucent Technologies, Nortel, IDP and others. In late 1997 the Company formed ViaNet Technologies, Ltd., headquartered in Tel Aviv, Israel, to undertake advanced research and development of a device expanding the capacity of a single telephone line to multiple lines with persistent and contemporaneous connection capability (preliminarily called "C4" and described in greater detail below).

       I-Link's technology enables the user to employ its existing telephone, fax machine, pager or modem (hereafter referred to as "conventional communications equipment") to achieve high-quality communications with other conventional communications equipment, while exploiting and advancing the capabilities of IP technology. Transmission takes place over the I-Link Network , which is comprised of traditional telecommunication facilities integrated with I-Link's private Intranet. The Intranet portion of the I-Link Network is comprised of leased and dedicated lines carrying telecommunications transmissions converted into a data format (TCP/IP). Network access points ("Gateways") comprised of sophisticated communications equipment and proprietary software, which I-Link calls Communication Engines[TM], are used to integrate the traditional segments of the I-Link Network with the Intranet segments. The resulting network allows for customers to send and receive communication via the I-Link Network at reduced rates and with much greater capabilities. The Communication Engine, including the software and firmware, represents I-Link's patent-pending technology. Through the Communication Engines the I-Link Network receives traffic from the public switched telephone network as a TDM stream (time division multiplexing) and converts it to IP (internet/intranet protocol) data packets. The data is converted from the PCM (pulse code modulation) format standard to traditional telephony to an I-Link proprietary coding. The I-Link proprietary coding can distinguish among and handle voice, fax and modem communications differently. Voice is compressed using a voice coder or codec, fax and modem traffic are demodulated/modulated. The data can then be stored (such as recording a message), altered (as in changing a fax call from 14400 BPS to 9600 BPS) or redistributed to multiple recipients (as in the case of conferencing). I-Link's Gateways are flexible such that the I-Link Network can readily integrate with other carrier's protocols and infrastructure. Accordingly, I-Link is also capable of leveraging the access infrastructure of other carriers, resellers, and Internet service providers (ISP's) and wholesaling its enhanced services to these providers and their customers while avoiding the need to build additional access infrastructure.

       Unlike the traditional telecommunication network, the I-Link Network uses TCP/IP as its communication protocol. This is the same protocol used by the Internet for computer-to-computer communication. I-Link utilizes TCP/IP because of the potential for interoperability between diverse technologies.

This provides the potential for the I-Link Network to integrate fax, voice, e-mail, websites, video conferencing, speech recognition servers, intelligent call processing servers, Internet Information servers, and other technologies in an efficient way. Not all of these technologies are currently implemented within the I-Link Network. However, because communication is being carried over a TCP/IP protocol these solutions can be integrated into I-Link's offerings at a fraction of the cost of traditional telecommunication implementations. The advantage of communication via the TCP/IP protocol is that it allows for efficient integration of many enhanced information services as noted above. I-Link doesn't need to build all of the services that are presented to the user; it can easily integrate additional services because the communication protocol offers interoperability between all types of conventional communication equipment. The other advantage to TCP/IP is that the cost of integration is substantially less as a result of network design. New services, enhancements and updates can be enabled at a central location and linked automatically to a subscriber's packet of services, thus eliminating the costs and time restrictions of installing the enhancement at each physical facility. The result of these benefits is lower cost with higher capabilities.

I-Link's Products and Services

       I-Link's basic enhanced services consist of the following:

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

       Voice Mail. Enables callers to leave recorded messages which can be retrieved, saved, forwarded, etc.

       Other Features. Other features are possible as I-Link continues to integrate services that it designs and builds as well as those that other providers design and build. One of the key strengths of the V-Link environment is the ability to integrate services from other providers. This integration typically results in systems that are easier to learn and use. Examples of current integration include news services, stock quotes, directory services, and address books.

V-Link[TM] Service

       V-Link[TM] is a powerful telecommunication service offered by the Company to its customers that combines all of the basic and enhanced products and services described above, plus additional innovative and useful enhanced services. Subscribers access their V-Link service through an assigned local and/or toll-free (800) number (that also can become the single, convenient telephone number through which others call and fax the subscriber) . Once inside the V-Link enhanced communications environment, all of the subscriber's communications functions are handled over the I-Link Network, with its associated benefits and capabilities - irrespective of where the call is originated from. For example, long distance calls are routed primarily through I-Link's IP Intranet, and secondarily through the traditional public switched telephone network. In addition to long distance calling capability, entering the V-Link communications environment allows a multitude of enhanced capabilities to the user without the need of any special equipment by the user. Once the communications session is established by logging-in to V-Link from any telephone, a subscriber has the ability to perform any number of multiple operations within the session (multiple long distance calls, call screening, voice mail, fax, conference calling, etc.) While there exist other services in the market place that combine some of the enhanced services offered by V-Link, what differentiates V-Link is the fact that it is IP-enabled and IP-implemented. This gives V-Link two distinct advantages - cost savings and flexible integration.

       Cost Advantages. The cost advantages realized from the operation of V-Link in an IP-enabled/implemented environment are two-fold: (a) lower transmission costs, and (b) lower capital infrastructure costs. The transmission cost benefit of carrying communications traffic on an IP network has been described above. The benefit to capital infrastructure costs can be seen by recognizing that a traditional enhanced service platform (a "platform" is the equipment and software required to provide a particular service to customers) - a conference calling platform for example - must be purchased and installed by the communications provider to work alongside a traditional telecommunications switch (a "switch" is a large, sophisticated piece of telecommunications equipment through which calls are routed, and that has a given capacity of calls that can simultaneously be handled). The traditional switch, unable to process anything but low-level signals, must pass an incoming call for conferencing (in our example) to a special conference call switch for processing. These types of special switches are highly expensive, costing providers several hundreds of thousands of dollars each. Because the transmission within the V-Link service has been converted to an IP signal, the given enhanced service (conference calling in our example) occurs within a software-defined network handled through standard, industrial-strength personal computers, rather than a hardware- or equipment-defined network requiring special and redundant, costly telecommunications switches for each enhanced service offered. Thus, I-Link is able to provide the given service at one-tenth (or less) the cost of a traditional communication services provider, because it is able to avoid the capital expense of acquiring, installing and servicing an array of special switches. Lower costs in both the cost of transmission and the capital infrastructure to provide the services, results in lower costs to the customer.

       Flexible integration. In addition to the conference calling service discussed above, consider now a provider that offers many combined services. In a traditional telecommunications network, each service - voice mail, fax mail, conference calling, single number, etc. - must be processed through one or more separate, non-integrated switches, with the customer being assigned a separate number for each service: "call this number to send me a fax, . .
 . call this number for my voice mail, . . . call this number for my
conference call," etc.   Again, because the V-Link services are provided in
an IP environment and a software-defined network, all of these services can be easily integrated through one switch and function utilizing one customer number. V-Link's IP environment also provides for the easy integration of additional new services as they are developed and introduced.

Line Capacity Expansion Device - "C4"

       Through its wholly-owned subsidiary ViaNet Technologies, Ltd., the Company has developed an innovative device that from a single standard telephone line can simultaneously (a) create the capacity of multiple lines that can carry on simultaneous calls and other communications functions ("multiplexing"), (2) provide the inter-office/home functionality of a PBX, and (3) maintain a persistent Internet connection. In other words, through a single standard telephone wire and line, the customer and his or her family members or business associates can, from multiple phones, fax machines, and computers within the customer's home or business premises, simultaneously carry on multiple independent or conferenced telephone calls, receive or send faxes as if on one or more dedicated fax lines, and maintain a persistent Internet connection, without any sacrifice of quality or functionality. This device, preliminarily referred to by the Company as "C4", provides the capacity of up to 24 lines using the existing telephone wires connected to the customer's home or office. With the C4 device connected to a single standard telephone line within the customer's home or business office, the customer obtains the following benefits:

       Multiplexing. Multiple independent telephone calls and fax send/receive calls can be simultaneously carried on from multiple phones and fax machines within the customer's home or business office, with no degradation of quality.

       Virtual PBX Functionality. The functionality of a PBX system, normally obtainable only through the acquisition of a costly equipment and software system, is achieved over the existing telephones within the customer's home or office. These include inter-home/office call conferencing, call forwarding, etc.

       Persistent V-Link[TM] Connection. Through the C4 device, the customer is always connected to the V-Link enhanced services environment and can fully utilize all of the services provided by V-Link (and additional enhancements) without the need to dial into the V-Link service.

       Persistent Internet Connection. Through the C4 device, the customer is able to maintain a persistent connection to the Internet, usually obtainable only through the purchase by the customer and on-site installation of specialized equipment (a router).

       Because it obviates the need for the customer to purchase multiple telephone lines, a PBX system, and routing equipment, the C4 device will provide both substantial cost savings and increased functionality to the customer. It is anticipated that a larger version of the C4 device will be marketed to traditional telecommunications carriers to provide a low-cost and more functional alternative to the costly and functionally-limited switches now required within their infrastructure. The C4 device is currently in the final testing stage, and the Company anticipates it will begin marketing the C4 device during the second quarter of 1999.

Market Opportunities

       Virtually every home and business in the United States today uses long-distance telephone services. Even though competition between the various providers of long distance telephone services is intense, I-Link believes the significant cost savings and the increased capabilities that are achieved through the utilization of the I-Link Network and technology, and the V-Link service make I-Link highly competitive in this marketplace. I-Link has initially targeted residential and small-business customers through I-Link Worldwide, L.L.C., a nationwide network marketing and sales program. As I-Link expands its targeted customers to include larger business users, the Company anticipates doing so through traditional sales representatives.
I-Link wholesales its services on a non-branded basis to various distributors, aggregators, resellers and member organizations that then resell the products to both residential and business end-users.

       Opportunity to Provide Substantial Savings to Users. Use of I-Link products and services afford the opportunity to substantially reduce the long distance telephone and data transmission charges presently borne by the current user of long distance telephone services. Charges for the use of landline networks traditionally used in long distance telecommunications are generally based on time of day and distance, often resulting in substantial long distance charges. In contrast, customer charges for telecommunications services on IP communication networks (such as the Internet and the I-Link Network) are generally fixed regardless of time of day or distance.

       Integration of Distinct Networks. There are currently a number of distinct information-transmission networks. Telephone, cable, wireless, and private and public networks are primary examples. Technologies supporting these networks will continue to integrate and evolve, allowing for previously unavailable opportunities for information distribution and access. The current business infrastructure presents impediments to the integrated use of these technologies and networks. For example, in the fax industry there is a proliferation of fax or fax-like communication technologies, including fax machines, fax servers, fax software and e-mail. But these technologies are not well integrated. A party wishing to send information to others may have to format and send the data several different ways depending on the messaging equipment and systems available to the recipients. The I-Link Network and technology leverages TCP/IP to integrate these technologies and networks and deliver these services to its users in an easy to use manner.

       Opportunity to Deliver Enhanced Capabilities. TCP/IP networks such as the Internet ("IP Networks") offer substantially reduced cost and improved voice and data communication capabilities. However, as highlighted above, telephones and fax machines are not TCP/IP-enabled. In the past, in order to utilize an IP Network, such as the Internet, users had to own or have access to a computer and then obtain access to the IP Network through an Internet Service Provider. Therefore, IP Networks have not easily or effectively accommodated telecommunications traffic. In contrast, the I-Link Network and technology permit full utilization of the benefits of an IP Network for traditional telecommunications applications such as telephone, fax, etc. with no loss of quality, and increased capability of additional enhanced services
- while maintaining the cost benefits of an IP Network.

       Market Response. Many of the responses seen in the marketplace to the opportunities discussed above are problematic in that they are often computer-oriented. Solutions typically require that a user (i) own a personal computer; (ii) have access to an IP Network; and (iii) have software compatible with software other users own and use. This significantly limits the market for the solution. Moreover, the responses often follow a product approach rather than a service approach. The product approach, usually modeled after the same approach followed by computer software vendors, imposes further requirements on the user. This approach requires version management, with users required to ensure that their software is current; it requires training and re-training as procedures change; and gives a customer an interface-driven product that often has more capacity than a user needs. I-Link's strategic response to the market is to provide, above all, a true service-based approach, providing customers access to an IP Network via their existing conventional communications equipment and offering an array of enhanced services.

       Another important limitation associated with current Internet telephony solutions is the problem of poor voice quality. I-Link's technology manages and compresses voice, fax, and modem traffic in such a way that calls made via the I-Link Network retain traditional telephone landline quality.

       Also problematic in the market's current response to new internet protocol opportunities is that products and services are impeded by the delays, down times and intermittent slowness of the traditional Internet. By managing and controlling its Intranet, I-Link can ensure that communication is as "real-time" as customers have become dependent upon.

The Residential Market

       I-Link, through its subsidiary, I-Link Worldwide, L.L.C., has targeted all residential users, initially throughout the United States, through the establishment and implementation of a Network Marketing sales program, providing individuals the opportunity to earn commissions on the sale of the I-Link Services to their neighbors and acquaintances. A large amount of interest in I-Link has been generated throughout the network marketing industry, and I-Link believes a significant market opportunity exists through the exploitation of this marketing and sales channel to reach a large number of potential residential customers. I-Link formally launched its Network Marketing sales operation and began marketing in this channel in June 1997.

The Business Market

       I-Link categorizes its domestic and international target business users as follows: (i) small office/home office (SOHO -- up to 10 employees); (ii) small and medium sized businesses (less than 500 employees); (iii) large businesses (500 or more employees), and (iv) vertical markets comprised of large businesses with numerous subsidiaries/affiliates. I-Link's current primary target business market is comprised of SOHO customers. As I-Link grows and matures as a company it will pursue channels which target the other business market segments.

       I-Link has initially targeted the SOHO business market because small and medium-sized businesses often have a difficult time obtaining and using technology. Typically, they lack the resources and/or expertise needed to obtain strategic advantage from state-of-the-art technology. Although I-Link defines small and medium-sized businesses as businesses with less than 500 employees, it is also important to note that departments or offices within larger businesses may also be placed in this category. Larger businesses can dedicate resources and/or funds to technology customization or even technology development. Smaller businesses often must accept off-the-shelf solutions designed for general use. I-Link believes that its products and services are of significant strategic advantage to small and medium-sized businesses because they can be adopted and implemented without retraining or
the acquisition of new and different equipment.    Large businesses and high-
end national accounts have significant long distance telephone and fax traffic. These businesses could also realize substantial savings from I-Link's product and services.

Distribution Plan

       I-Link currently uses or intends to utilize the following distribution methods: (i) Network Marketing sales program; (ii) direct sales using independent sales agents; (iii) selling through independent telephone company or "Telco" resellers; (iv) acquisition of smaller carriers with established customer bases; (v) selling through Internet Service Providers ("ISPs"); (vi) selling through cable/broadcasting companies; (vii) selling through direct sales organizations; (viii) direct sales to top national accounts and vertical market resellers ("VMRs"); (ix) selling through established channels of distribution in the retail computer/technology markets; (x) leveraging OEM channels; and (xi) telemarketing/telesales. Distribution methods currently used by the Company are described below.

       Network Marketing Sales Program. I-Link, through I-Link Worldwide, L.L.C., has targeted all residential users, initially throughout the United States, through the establishment and implementation of a Network Marketing sales program, providing individuals the opportunity to earn commissions on the sale of the I-Link products and services to their neighbors and acquaintances. A large amount of interest in I-Link has been generated throughout the network marketing industry, and I-Link believes a significant market opportunity exists through the exploitation of this marketing and sales channel to reach a large number of potential residential customers. I-Link formally launched its Network Marketing sales operation and began marketing in this channel in June 1997. Individuals are recruited by a word of mouth process and may become an independent sales representative ("IR") upon entering into a standard written independent sales representative agreement with the Company and paying a fee of either $50 or $295 based on options selected for sales and marketing materials. IRs receive commissions based upon I-Link products and services sold to customers who become I-Link subscribers. Commissions range from 2% to 46% based upon the product sold or services utilized and the IR's seniority within the Network Marketing plan.
An additional commission from $210 to $370 can be earned by the IR based upon the IR's initial signing up of another IR and that new IR signing up users of I-Link products or services. IR's personally solicit potential individual and business customers via one to one sales presentations wherein customers sign order forms for I-Link telecommunication products and services.

       Reselling. It is I-Link's intention to offer telephone service resellers, cable and broadcast companies, ISPs and direct sales organizations significant partnering opportunities. By adding I-Link enabling services to their current list of services, these potential partners enhance their competitive position in highly competitive and increasingly fragmented markets.

       Acquisition of Smaller Carriers. In January 1997, the Company acquired Family Telecommunications Incorporated (now renamed I-Link Communications, Inc. and (referred to herein as "ILC"), a regional long distance carrier with over 17,000 established customers. This acquisition brought to I-Link an existing customer base, useful facilities and established industry relationships, and afforded ILC the means to differentiate and enhance the products and services it could offer to existing and potential customers in a highly competitive marketplace. I-Link believes that there exist numerous other local and regional carriers with established customer bases and facilities that could be acquired in the same manner. I-Link intends to continue to seek out these opportunities provided it is able to negotiate terms that are in the Company's best interest.

       Technology Licensing. I-Link currently licenses certain pieces of MiBridge technology to other telecommunication companies such as Lucent, Nortel and others. These licensees license enabling technology, which augment their existing or future offerings. These licensees pay I-Link an up-front development fee and a recurring royalty. The Company may license its V-Link product to other telecommunication companies in a similar manner.

       Other Channels. In the future, I-Link may utilize other distribution channels such as telemarketing and telesales to sell products and services in strategic markets.

Competition

       The market for business communications services is extremely competitive. I-Link believes that its ability to compete in this market successfully will depend upon a number of factors, including the pricing policies of competitors and suppliers; the capacity, reliability, availability and security of the I-Link Network infrastructure; market presence and channel development; the timing of introductions of new products and services into the marketplace; ease of access to and navigation of the Internet or other such IP Networks; I-Link's ability in the future to support existing and emerging industry standards; I-Link's ability to balance network demand with the fixed expenses associated with network capacity; and industry and general economic trends.

       While I-Link believes there is currently no competitor in the North American market providing the same capabilities in the same manner as I-Link offers using the I-Link Network, there are many companies that offer communications services, and therefore compete with I-Link at some level. These range from large telecommunications companies and carriers such as AT&T, MCI, Sprint, LDDS/WorldCom, Excel, Level3 and Qwest, to smaller, regional resellers of telephone line access, and to companies providing Internet telephony. These companies, as well as others, including manufacturers of hardware and software used in the business communications industry, have announced plans to develop future products and services that may compete with those of I-Link on a more direct basis. These entities may be far better capitalized than I-Link and control significant market shares in their respective industry segments. In addition, there may be other businesses that are attempting to introduce products similar to I-Link's for the transmission of business information over the Internet. There is no assurance that I-Link will be able to successfully compete with these market participants.

Government Regulation

       General. Traditionally, the Federal Communications Commission (the "FCC") has sought to encourage the development of enhanced services as well as Internet-based services by keeping such activities free of unnecessary regulation and government influence. Specifically in the area of telecommunications policy and the use of the Internet, the FCC has refused to regulate most online information services under the rules that apply to telephone companies. This approach is consistent with the passage of the Telecommunications Act of 1996 ("1996 Act"), which expresses a Congressional intent "to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by Federal or State regulation."

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

       In the wake of the 1996 Act, however, the FCC is revisiting many of its past decisions and could impose common carrier regulation on some of the transport and resold telecommunications facilities used to provide telecommunications services as a part of an enhanced or information service package. The FCC also may conclude that I-Link's protocol conversions, computer processing and interaction with customer-supplied information are insufficient to afford the Company the benefits of the "enhanced service" classification, and thereby may seek to regulate some of the Company's operations as common carrier/telecommunications services. The FCC could conclude that such decisions are within its statutory discretion, especially with respect to voice services.

        I-Link has been moving its customers off the facilities of existing long distance carriers, and has increased its reliance on a proprietary Internet protocol network for transmission in the hope of enjoying minimal federal regulation under current rules. Historically, the FCC has not regulated companies that provide the software and hardware for Internet telephony, or other Internet data functions, as common carriers or telecommunications service providers. Moreover, in May 1997 the FCC concluded that information and enhanced service providers are not required to contribute to federal universal service funding mechanisms, a decision it reaffirmed in April of 1998 in a report to Congress.

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

       In March 1996, for instance, America's Carriers Telecommunications Association ("ACTA"), a trade association primarily comprised of small and medium-size interexchange carriers, filed a petition with the FCC asking that the FCC regulate Internet telephony and Internet Protocol ("IP") telephony. ACTA argued that providers of software that enables real-time voice communications over the Internet should be treated as common carriers and subject to the regulatory requirements of Title II of the Communications Act. The FCC sought comment on the request and has not yet issued its decision.

       Congress directed the FCC to submit a report by April 10, 1998, describing how its classification of information and telecommunications services is affecting contributions to universal service charge funds. In this report, the FCC reiterated its conclusions that information services, and Internet access services, in particular, are not subject to telecommunications service regulation or universal service contribution requirements. The FCC did, however, indicate its belief that certain gateway-based IP telephony services may be the functional equivalent to a telecommunications service. The FCC deferred a definitive resolution of this issue until it could examine a specific case of phone-to-phone IP telephony. U.S. Senators from several states with large rural areas have expressed concern that migration of voice services to the Internet could erode the contribution base for universal service subsidies. There will likely be continuing pressure from those Senators to classify Internet telephony as a telecommunications service, rather than an information service, so that it can be subjected to a regulatory assessment for universal service contributions.

       On April 5, 1999, US West filed a "Petition for Expedited Declaratory Ruling" with the FCC in which US West seeks to have interexchange carriers ("IXCs") that provide phone-to-phone IP telephony declared telecommunications service providers whose services are subject to access charges. The Petition claims principally that because there is no net protocol conversion in the message as sent and received and IXCs hold themselves out to provide voice telephony, IP telephony does not qualify as an enhanced service under FCC rules. The Commission is expected to issue a Public Notice to receive comments from interested persons prior to issuing a ruling. We cannot predict with certainty what the Commission will rule or when. If US West is successful in this petition, the FCC could rule that IP telephony service providers are obligated to pay interstate access charges to local telephone companies for originated and terminating interstate calls.

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

       Whether the states within which I-Link makes its Intranet services capabilities available will seek to regulate I-Link's activities as a telecommunications carrier will depend largely on whether the states determine that there is a need for or other public benefits of such regulation. The staff of the Nebraska Public Service Commission, for example, recently informally concluded that an Internet telephony gateway service operated by a Nebraska Internet Service Provider was required to obtain state authority to operate as a telecommunications carrier. The FCC has authority to preempt state regulation that impedes competition; it has not, however, had occasion to consider this or similar decisions. On February 25, 1999, the FCC issued an order holding that dial-up telephone traffic directed to the Internet should be treated as interstate in nature for purposes of determining regulatory jurisdiction.  This order is subject to several appeals now pending in the United States Court of Appeals for the District of
Columbia Circuit.   If upheld, the FCC could substantially reduce the ability
of the states to regulate I-Link's Internet based services.

Delivery of Services over Existing Switched Telecommunications Networks

       A portion of I-Link's communications services are delivered over existing switched telecommunications networks through I-Link Communications, Inc. ("ILC"). ILC is a long distance telecommunications carrier that provides long distance service to all states of the United States except Alaska. Access to the switched telephone network is a necessary component of the I-Link Network in order for phone and fax transmissions to be routed to destinations in lesser-populated geographic areas that are not serviced by one of I-Link's CE Hubs. In addition, the access to the switched telephone network at favorable pricing permits I-Link to expand its customer bases in given geographic areas across the switched telephone network until such time as the size of the customer base in the area can support the transfer of the customers from the switched telephone network to the I-Link Network. The agreement with the Company's underlying carrier has minimum monthly purchase commitments of $550,000 through May 2000.

       ILC was incorporated in 1996, and currently maintains traditional switch facilities in Dallas, Los Angeles, Phoenix, and Salt Lake City.


Item 2.  Description of Property.

       The Company leases approximately 15,100 square feet of space for its offices and other facilities in Draper, Utah pursuant to a commercial lease dated September 11, 1996. The term of the lease is seven years commencing November 5, 1996, subject to the right to extend for an additional five years. The initial base rent is approximately $12,600 per month. I-Link has delivered $162,000 in certificates of deposit to the landlord as a security deposit under the lease. In February 1999, the Company leased an additional 19,000 square feet of office space in Draper, UT. The lease term is four years and nine months, subject to a five-year extension. The initial base rent is approximately $18,600 per month. As security to the lease, the Company was required to make a $53,000 deposit with the lessor. I-Link also leases several other spaces to house its Communication Engines throughout the United States. Such spaces vary in size and are rented on a month-to-month basis.

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

       MiBridge rents 3,662 square feet of office space in Eatontown, New Jersey under a five-year lease effective December 1, 1997 at a cost of $5,187 per month. The lease may be cancelled at the end of the third year under certain conditions. ViaNet Technologies leases approximately 1,400 square feet of office space in Tel Aviv, Israel at a cost of $2,200 per month. The lease term is for two years beginning in February 1998 with two one-year extensions.


Item 3. Legal Proceedings.

       The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, none of which is expected, individually or in the aggregate, to have a material adverse affect on the Company.


Item 4. Submission of Matters to a Vote of Security Holders.

       No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998, to a vote of the Company's security holders.


                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Price Range of Common Stock

       The Company's Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq") tier of The Nasdaq Stock Market, Inc. under the symbol "ILNK." Although the Common Stock is currently listed for quotation on Nasdaq, there can be no assurance given that the Company will be able to continue to satisfy the requirements for maintaining quotation of such securities on Nasdaq or that such quotation will otherwise continue. The Company has no current plans to apply for listing of any preferred shares, warrants or any of its other securities for quotation on Nasdaq.

       The following table sets forth for the period indicated the high and low bid prices for the Common Stock as quoted on Nasdaq under the symbol "ILNK" based on interdealer bid quotations, without retail markup, markdown, commissions or adjustments and may not represent actual transactions:

                Quarter Ended         High Bid    Low Bid
                ------------------    --------    -------
                March 31, 1997         $ 7.50      $3.63
                June 30, 1997           15.50       4.00
                September 30, 1997      10.56       4.00
                December 31, 1997       10.00       4.19


                March 31, 1998         $ 8.81      $4.75
                June 30, 1998            7.50       4.94
                September 30, 1998       5.13       2.38
                December 31, 1998        3.22       2.00

On April 12, 1999, the closing price for a share of Common Stock was $2.688.

Dividend Policy

        The Company must be current on dividends for it's Class M and F Preferred Stock in order to pay any dividends to Common Stock holders. Preferred stock dividends in the amount of $489 were paid in 1998 in common stock (non-cash) on the two converted shares of Class F redeemable preferred stock. Dividends on Class F redeemable preferred stock will continue to be paid in common stock as the holders convert their preferred stock into common stock. As of December 31, 1998, dividends in arrears (undeclared) on Class F, M and C preferred stock were $242,577, $1,481,836 and $472,709, respectively. The Company does not anticipate that it will pay dividends on its Common Stock in the foreseeable future.

Shareholders

       As of April 12, 1999, the Company had approximately 475 stockholders of Common Stock of record and approximately 9,000 beneficial owners.


Item 6. Selected Financial Data.

       The following selected consolidated financial data of the Company for each of the past five years including the period ended December 31, 1998, are derived from the audited financial statements and notes thereto of the Company, certain of which are included herein. The selected consolidated financial data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company.

                                   1998           1997           1996           1995           1994
                              -------------  -------------  -------------  -------------  -------------
Statement of Operations Data:

Revenues:
  Telecommunications services $ 19,634,681   $ 11,081,007   $          -   $          -   $          -
  Marketing services             4,548,421      2,637,331              -              -              -
  Technology licensing and
   development                   1,466,315        346,875              -              -              -
  Other                                  -              -        170,532              -              -
                              -------------  -------------  -------------  -------------  -------------
    Total revenues              25,649,417     14,065,213        170,532              -              -
                              -------------  -------------  -------------  -------------  -------------
Operating expenses:
  Telecommunications
   network expenses             19,099,194     14,634,999      1,120,779              -              -
  Marketing services costs       5,850,873      4,294,014              -              -              -
  Selling, general,
   administrative and other     20,345,293     20,997,262     18,536,090              -              -
                              -------------  -------------  -------------  -------------  -------------
    Total operating expenses    45,295,360     39,926,275     19,656,869              -              -
                              -------------  -------------  -------------  -------------  -------------
Operating loss                 (19,645,943)   (25,861,062)   (19,486,337)             -              -

Other income (expense)         ( 8,134,130)   ( 2,806,630)   ( 2,677,640)             -              -
                              -------------  -------------  -------------  -------------  -------------
Loss from continuing
  operations                   (27,780,073)   (28,667,692)   (22,163,977)             -              -

Loss from discontinued
  operations                   (   178,006)   ( 1,191,009)   (   900,263)   (   551,909)   (   715,434)
                              -------------  -------------  -------------  -------------  -------------
Net loss                      $(27,958,079)  $(29,858,701)  $(23,064,240)  $(   551,909)  $(   715,434)
                              =============  =============  =============  =============  =============
Loss from continuing
  operations applicable
  to Common Stock             $(37,621,215) $(118,360,731)  $(43,387,606)  $(   128,669)  $(   121,094)
                              =============  =============  =============  =============  =============
Net loss per common share -
  basic and diluted:

Loss from continuing
  operations                  $      (2.13)  $     (10.07)  $      (6.40)  $      (0.07)  $      (0.08)

Loss from discontinued
  operations                         (0.01)        ( 0.10)         (0.13)         (0.32)         (0.47)
                              -------------  -------------  -------------  -------------  -------------
Net loss per common share     $      (2.14)  $     (10.17)  $      (6.53)  $      (0.39)  $      (0.55)
                              =============  =============  =============  =============  =============

                                   1998           1997           1996           1995           1994
                              -------------  -------------  -------------  -------------  -------------
Balance Sheet Data:

Working capital               $( 4,487,914)  $( 2,955,180)  $  1,305,814   $          -   $          -
Property and equipment, net      7,262,781      3,551,917      1,575,769              -              -
Net assets of discontinued
  operations                       417,371        595,377      1,668,223      2,124,965      2,461,170
Total assets                    23,855,363     24,252,876      9,864,696      2,124,965      2,461,170
Long-term obligations            8,371,933      1,921,500        236,705        669,799        525,380
Stockholders' equity (deficit) (16,953,363)       814,376      6,298,617      1,455,166      1,935,790

       In January 1997, the Company acquired I-Link Communications, an FCC-licensed long distance carrier. With the acquisition, the Company began its telecommunications services operations. Effective December 31, 1997 the Company made the decision to discontinue the operations of its Medical
Imaging Division. The Company's Board of Directors approved the plan of disposal on March 23, 1998. The net operating activities and net assets from the Medical Imaging Division are presented separately as discontinued operations in the above table. In 1997, the Company launched operations of a network marketing program through I-Link Worldwide, L.L.C., to market its products. Through its wholly-owned subsidiaries MiBridge, Inc., and ViaNet Technologies Ltd., the Company undertakes the research and development of new telecommunications products and technologies, and the licensing of certain of these products and technologies to other telecommunications companies. MiBridge was acquired during the third quarter of 1997 and ViaNet Technologies Ltd. was formed in the first quarter of 1998.


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

     Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Among many factors that could cause actual results to differ materially from the forward looking statements herein include, without limitation, the following: the Company's ability to finance and manage expected rapid growth; the Company's ability to attract, support and motivate a growing number of independent representatives; impact of competitive services and pricing; the Company's ongoing relationship with its long distance carriers and vendors; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting policies; litigation; federal and state governmental regulation of the long distance telecommunications and internet industries; the Company's ability to maintain, operate and upgrade its information systems network; the Company's success in deploying its Communication Engine network in internet telephony; the existence of demand for and acceptance of the Company's products and services; as well as other risks referenced from time to time in the Company's filings with the SEC.

       The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

       Operating results for 1998, 1997 and 1996 are not comparable due to changes in the operations of the Company. The operations of the Company in 1996 were related to (1) diagnostic and clinical services to healthcare facilities and sales of medical equipment through several subsidiaries of I-Link Incorporated (formerly Medcross, Inc.), and (2) operations of I-Link Systems, Inc (formerly I-Link Worldwide Inc.) which I-Link Incorporated acquired in February 1996. In January 1997 the Company acquired I-Link Communications (formerly Family Telecommunications, Inc. and referred to herein as "ILC") and in August 1997 the Company acquired MiBridge, Inc. In 1997, the Company launched operations of a network marketing program through I-Link Worldwide, L.L.C., to market its products. In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the healthcare industry in order to concentrate on its telecommunications and technology sectors. Accordingly, the healthcare operation during the three years ended December 31, 1998 has been reported as discontinued operations. Therefore, 1996 continuing operations includes only the operations of I-Link Systems, whereas 1997 and 1998 includes the operations of I-Link Communications Inc., I-Link Systems Inc., I-Link Worldwide, L.L.C., MiBridge Inc. and (in 1998 only) ViaNet Technologies, Inc.

 Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

Revenues

       Net operating revenue of the Company in 1998 and 1997 included three primary sources of revenue which were: (1) telecommunications service; (2) marketing services which began in June 1997 and includes revenues from the Network Marketing channel, including revenues from independent representatives for promotional and presentation materials and national conference registration fees; and (3) technology licensing and development revenues which began in August 1997 upon the acquisition of MiBridge, Inc. which develops and licenses communications software that supports multimedia communications over the public switched and local area networks and the Internet.

       Telecommunication service revenues increased $8,553,674 to $19,634,681 in 1998 as compared to $11,081,007 in 1997. The increase was primarily due to an increase of $13,830,000 from growth in the network marketing channel

(started in June 1997). This increase was partially offset by a decrease of $5,275,000 in revenues from other channels of distribution as the Company determined that it would refocus the resources of the Company to concentrate on those channels of distribution of its products which had higher profit margins and accordingly terminated certain relationships.

       Marketing service revenues increased $1,911,090 to $4,548,421 in 1998 as compared to $2,637,331 in 1997. As this marketing channel began in June
1997, the increase was primarily due to twelve months of revenue in 1998 as compared to approximately seven months in 1997. Marketing service costs were greater than marketing service revenues for the year. As revenues in this marketing channel are intended to cover the marketing service costs, it is anticipated that as the base of independent representatives grows, marketing service revenues will approximate the related costs.

       Technology licensing and development revenues increased $1,119,440 to $1,466,315 as compared to $346,875 in 1997. The increase was primarily due to increasing acceptance of the Company's products in the market place and as this source of revenue began with the acquisition of MiBridge, Inc. in August 1997, there are twelve months of revenue in 1998 as compared to approximately five months in 1997. This increase is not expected to continue in the future as the Company has decided to direct a greater portion of the MiBridge resources into research and development rather than technology licensing and development. Accordingly, revenues from technology licensing and development in 1999 are anticipated to be less than 1998.

Operating costs and expenses

       Telecommunications network expenses increased $4,464,195 to $19,099,194 in 1998 as compared to $14,634,999 in 1997. The increase is related to the costs of continuing development and deployment of the Company's communication network and expenses related to the telecommunication service revenue. Moreover, the deployment of the Company's Communication Engines in 1998 and better pricing from our underlying carriers have allowed telecommunications revenues to grow at a rate significantly faster than the related telecommunication network expenses.

       Marketing services costs increased $1,556,859 to $5,850,873 in 1998 as compared to $4,294,014 in 1997. These costs directly relate to the Company's marketing services revenue that began late in the second quarter of 1997 and include commissions and the costs of providing promotional and presentation materials and ongoing administrative support of the Network Marketing channel.

       Selling, general and administrative expenses decreased $1,385,186 to $10,563,382 in 1998 as compared to $11,948,568 in 1997. The decrease was primarily due to (1) decreased legal fees associated with warrants granted to the Company's outside general counsel in 1997 valued at $1,400,000 compared to $450,000 in 1998 and (2) the write off of certain intangible assets and losses on disposal of certain assets totaling $1,212,000 in 1997 which did not recur in 1998. These decreases were offset by general increases in corporate expenses, associated with growth of Company operations, such as salaries and wages.

       The provision for doubtful accounts increased $1,775,621 to $3,160,621 in 1998 as compared to $1,385,000 in 1997. The increase is related directly to the growth in telecommunication service revenues, and increased bad debts from receivables in the channels which the Company decided to terminate in order to refocus the resources of the Company on those channels of distribution of its products which had higher profit margins.

       Depreciation and amortization increased $1,642,892 to $4,192,174 in 1998 as compared to $2,549,282 in 1997. The increase is primarily due to approximately $600,000 increase in amortization related to the intangible assets acquired in the acquisition of MiBridge in August 1997 (twelve months of amortization in 1998 as compared to five months in 1997) and approximately $887,000 related to increased amortization of acquisition costs incurred in June 1997 with the release from escrow of shares of common stock associated with the acquisition of I-Link Worldwide Inc. Depreciation expense also increased due to the continued acquisition of other equipment.

       Acquired in-process research and development was $4,235,830 in 1997. This amount was related to the acquisition of MiBridge in 1997. There was no such acquisition in 1998. This expense related to the specific acquisition of MiBridge in 1997 and as such is not of a recurring nature other than as may occur if the Company were to acquire other similar entities in the future.

       Research and development increased $1,550,534 to $2,429,116 in 1998 as compared to $878,582 in 1997. The increase is associated with the Company's increased commitment to continuing telecommunication network research and development efforts. Approximately $700,000 of the increase is associated with the research and development occurring in the Company's Israeli subsidiary, ViaNet Technologies, which was formed in 1998.

Other income (expense)

       Interest expense increased $5,381,799 to $8,404,418 in 1998 as compared to $3,022,619 in 1997. The increase is primarily due to the an increase of approximately $5,040,000 from the accretion of debt discounts (non-cash) related to certain warrants granted in connection with $7,768,000 in loans to the Company during 1998 as compared to warrants granted in connection with $5,000,000 in loans in 1997. In addition there was an increase in interest expense of approximately $670,000 on loans to the Company outstanding in 1998 as compared to 1997. The increases above were offset by $320,000 (non-cash) of interest expense in 1997 associated with the issuance of convertible notes issued at a discount in 1996 that did not recur in 1998.

       Interest and other income increased $54,299 to $270,288 in 1998 as compared to $215,989 in 1997. The increase was primarily due to interest earned in 1998 on deposits with the Company's primary provider of long-distance telecommunications capacity.


 Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Revenues

       Net operating revenue of the Company in 1997 included three new sources of revenue which were: (1) telecommunication service revenues of $11,081,007 which is a result of the acquisition of ILC in January 1997; (2) marketing services of $2,637,331 which began in June 1997 and includes revenues from the Network Marketing channel, including revenues from independent representatives for promotional and presentation materials; and (3) technology licensing and development revenues of $346,875 which began in August 1997 upon the acquisition of MiBridge, Inc. which develops and licenses communications software that supports multimedia communications over the public switched and local area networks and the Internet. In 1996 the Company had other revenue of $170,532 which was associated with Internet Service Provider services the Company did not offer in 1997.

Operating costs and expenses

       Telecommunications network expenses increased $13,514,220 to $14,634,999 in 1997 as compared to $1,120,779 in 1996. The increase is related to the costs of continuing development and deployment of the Company's communication network and expenses related to the telecommunication service revenue that began in 1997 with the acquisition of ILC.

       Marketing services costs were $4,294,014 in 1997 and $0 in 1996. These costs directly relate to the Company's marketing services revenue that began late in the second quarter of 1997 and include commissions and the costs of providing promotional and presentation materials and ongoing administrative support of the Network Marketing channel.

       Selling, general and administrative expenses increased $9,044,840 to $11,948,568 in 1997 as compared to $2,903,728 in 1996. The increase was primarily due to increased administrative expense associated with the launch of the Network Marketing channel and an increase in overhead and personnel expenses associated with growing the Company's telecommunication and technology licensing and development businesses. The increase in administrative expense in 1997 included $1,400,000 in legal fees associated with the value of warrants granted to the Company's outside general counsel and $1,212,000 from the write off of certain intangible assets and losses on disposal of certain assets. There were no similar costs in 1996.

       The provision for doubtful accounts increased $1,369,004 to $1,385,000 in 1997 as compared to $15,996 in 1996. The increase is related directly to the growth in telecommunication service revenues, and, specifically, one marketer of the Company's services, which relationship was terminated in the first half of 1998.

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

Other income (expense)

       Interest expense increased $1,010,277 to $3,022,619 in 1997 as compared to $2,012,342 in 1996. The increase is primarily due to the accretion in 1997 of $2,371,575 in debt discounts (non-cash) related to certain warrants granted in connection with $5,000,000 in loans to the Company during the year and interest of $103,000 on those loans. These loans were exchanged for equity during 1997 and accordingly all debt discounts were immediately expensed. The increase is also due to $320,000 (non-cash) of interest expense associated with the issuance of convertible notes issued at a discount in 1996.

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

Liquidity and Capital Resources

       Cash and cash equivalents as of December 31, 1998 were $1,311,003, short term certificates of deposits were $378,160 and the working capital deficit was $4,487,914. Cash used by operating activities during 1998 was $16,825,719 as compared to $12,008,526 in 1997 and $4,840,285 in 1996. The increase in cash used by operating activities in 1998 and 1997 was primarily due to operating losses as the Company continued to develop its network infrastructure and product base.

       Net cash used by investing activities in 1998 was $1,602,974 as compared to $1,387,526 in 1997 and $2,573,486 in 1996. The net increase in cash used by investing activities in 1998 as compared to 1997 was primarily due to (1)
an increase in purchases of furniture, fixtures and equipment of $1,309,332 which was partially offset by increased funds received from matured certificates of deposits of $1,291,715 and (2) receipt in 1998 of $310,000 in proceeds from sales of assets in its discontinued operation. In 1997 the Company received $514,886 from the acquisition of ILC and MiBridge which did not recur in 1998. The increase in cash used by investing activities in 1997 as compared to 1996 was primarily attributable to the increases in purchases of furniture, fixtures and equipment of $1,278,887 which was offset by cash received in connection with the acquisitions of ILC and MiBridge of $514,886 in 1997 and the purchase of certificates of deposit totaling $1,962,601 in 1996.

       Financing activities in 1998 provided net cash of $18,069,765 as compared to $10,623,680 in 1997 and $11,834,682 in 1996. Cash provided in 1998 included $9,430,582 from issuance of preferred stock (net of offering costs), $11,009,712 in proceeds from loans to the Company, and $684,943 from exercise of stock options and warrants. Long term-debt and capital lease payments of $2,885,007 offset these sources of cash. Cash provided in 1997 included $5,000,000 in long-term debt, which was subsequently exchanged for equity, $6,618,888 of net proceeds from the sale of preferred stock and $137,933 from the exercise of warrants and options. During 1997 the Company repaid $1,079,585 of long-term debt and capital lease obligations. Cash provided in 1996 included $2,502,333 from long-term debt and $12,290,000 net proceeds from the sale of preferred stock. During 1996 the Company repaid $2,990,385 of long-term debt and capital lease obligations.

       The Company incurred a net loss from continuing operations of $27,780,073 for the year ended December 31, 1998, and as of December 31, 1998 had an accumulated deficit of $84,942,815. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 1999 to fund the continued expansion of its private telecommunications network facilities, C4 development and manufacturing, and anticipated growth in subscriber base. The Company has entered into additional financing arrangements and proposes to issue additional preferred stock as described below in order to obtain the additional funds required for its continuing operations in 1999.

Current Position/Future Requirements

       During 1999, the Company plans to use available cash to fund the development and marketing of I-Link products and services. The Company anticipates that revenues from all sources of continuing operations, except technology licensing and development, will grow in 1999 and will increasingly contribute to meetingthe cash requirements of the Company. In order to enhance future consolidated revenues, the Company has decided to direct a greater portion of the MiBridge resources into research and development rather than technology licensing and development. Accordingly, revenues from technology licensing and development in 1999 are anticipated to be less than 1998. The Company anticipates increased cash flow in 1999 primarily from the following sources:

     * During the first quarter of 1999 the Company deployed its Communication Engines in an additional eight metropolitan areas in the United States and anticipates continued deployments during the remainder of 1999 to continue the build out of the Company's IP Telephony network. The anticipated effect of this expansion is increased revenues and profit margins for telecommunications services in the future.
     * Anticipated increase in revenues from marketing of its C4 product.
     * Release of V-Link 3.0 that will have increased functionality and ease of use thus increasing revenues from incremental sales and usage of V-Link enhanced services.
     * New revenues will be generated from the Company's IR WebCenter product that was released in late March 1999.

       However, the Company anticipates that in preparation for continued market penetration and deployment of I-Link products cash requirements for operations and the continued development and marketing of I-Link services will be at increasingly higher levels than those experienced in 1998.

       In January 1999, the Company entered into an agreement with a national carrier to lease local access spans to continue the build out of the I-Link Network infrastructure. The three-year agreement includes minimum usage commitments of $1,512,000 during the first year and $2,160,000 in the second and third years. If the Company were to terminate the agreement early, it would be required to pay any remaining first year minimum monthly usage requirements and pay 25 percent of any remaining second and third year minimum monthly usage requirements.

       In order to provide for capital expenditure and working capital needs, the Company entered into two agreements with Winter Harbor. The first agreement, finalized in January 1999, provides an additional $11,000,000 in financing (the "Winter Harbor Financing Arrangement"); including the issuance of warrants and a rights offering. The Winter Harbor Financing Arrangement consists of an $8,000,000 bridge loan facility (the "Bridge Loan") and a $3,000,000 standby letter of credit (the "Letter of Credit") to secure additional capital leases of equipment and telephone lines relative to the proposed expansion of the Company's telecommunications network. As of December 31, 1998, the Company had received advances under the bridge loan and letter of credit of $3,842,000 and $1,144,000, respectively. The remaining
$4,158,000 of the Bridge Loan was received subsequent to year end. To the extent that the bridge loan is not exchanged into Series N Preferred stock (described below), the Bridge Loan matures and must be repaid by October 31, 1999.

       Under the Winter Harbor Financing Arrangement, the Company is obligated to issue up to 20,000 shares of a new series of preferred stock (Series N preferred stock) as part of a rights offering which will be open to the Company's common and Series M Redeemable Preferred Stockholders. Each share of Series N preferred stock may be purchased for $1,000. The Company and Winter Harbor have agreed under the Winter Harbor Financing Arrangement that the Company can require Winter Harbor to exchange the outstanding balance of the Bridge Loan plus accrued interest for Series N preferred stock. Winter Harbor is entitled, but not obligated, to subscribe for any shares of Series N preferred stock which are subject to rights that are not exercised by other stockholders. Winter Harbor has indicated its intention to subscribe for all unexercised rights. Should all of the Series N Preferred Stock be sold and all $8 million be drawn on the Bridge Loan, the net proceeds to the Company after repayment of the Bridge Loan would be approximately $11.5 million.

       On April 14, 1999, the Shareholders approved an amendment to the Articles of Incorporation increasing the authorized common stock from 75,000,000 shares to 150,000,000 shares. In addition, the shareholders voted to approve a plan of financing which includes issuing 10 warrants for each $10 borrowed under the Bridge Loan and standby letter of credit should management elect to not repay the amounts owing prior to April 26, 1999. The Company does not anticipate repaying the loan before April 26, 1999.

       In the second agreement, dated April 15, 1999, Winter harbor agreed to loan the Company up to $4 million under a note due September 30, 1999. The Loan will accrue interest at a variable rate of prime plus a spread beginning at 5 points through and including May 9, 1999, and increasing 1 point every three months thereafter, to a maximum of 7 points. The Company may cause the loan to be exchanged for Series N Preferred Stock. It is the Company's intention to exchange the loan for Series N Preferred Stock or repay this loan from proceeds of the Series N offering. As partial consideration for the loan, at its next meeting of its shareholders, the Company shall seek shareholder approval of a modification to the conversion terms of the Series
N Preferred shares. The Company has the option to extend the due date to April 15, 2000, provided, that in the event the Company's shareholders fail to approve the modification to the conversion terms of the Series N Preferred shares, the Company shall be required to issue to Winter Harbor one warrant for each $1 of principal outstanding on the loan as of the date of such extension which warrants shall be issued on the same terms and conditions as the warrants issued in connection with the $8,000,000 Bridge Loan described above.

       In addition, the due date of the Company's prior obligation to Winter Harbor in the amount of $7.768 million, which was due on demand, was extended to April 15, 2000.

       While the Company believes that the aforementioned sources of funds will be sufficient to fund operations in 1999, the Company anticipates that additional funds will be necessary from public or private financing markets to successfully integrate and finance the planned expansion of the business communications services, product development and manufacturing, and to discharge the financial obligations of the Company. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. There can be no assurance that such financing will be available, that the Company will receive any proceeds from the exercise of outstanding options and warrants or that the Company will not be required to arrange for additional debt, equity or other type of financing.

Other Items

        The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. However, the Company's revenues will continue to be affected by competitive forces in the market place.

        Effective January 1, 1999 the Company adopted Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP was issued to address the diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. In accordance with SOP 98-1 the Company will capitalize material costs associated with developing computer software for internal use. Previously these costs were recognized as a current expense. Purchased computer software for internal use is capitalized and amortized over the expected useful life, usually three years. The impact of applying this standard is not expected to be material to the consolidated financial position or results of operations of the Company.

       In 1998, the Company adopted Statement of Financial Accounting Standards
(FAS) 131, "Disclosures about Segments of an Enterprise and Related
Information."   FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.
FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

       The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current financial condition or results of operations.

Impact of Year 2000

       I-Link's Year 2000 ("Y2K") program is designed to minimize the possibility of serious Y2K interruptions. Possible worst case scenarios include the interruption of significant parts of I-Link's business as a result of critical telecommunication networks and/or information systems failure. Any such interruption may have a material adverse impact on future results. Since their possibility cannot be eliminated, I-Link formed a "Year 2000 Team" during 1998 to evaluate its information technology (IT) systems as well as its non-IT devices (such as building security, heating and air-conditioning, safety devices and other devices containing embedded electronic circuits). The Company does not believe its non-IT systems will be significantly affected by Y2K. Nevertheless, the Y2K project team is continuing to evaluate the readiness of all of the facilities the Company occupies to be certain that the non-IT systems will be compliant. The Company anticipates its IT and non-IT systems will be Y2K compliant by September 30, 1999.

       State of Readiness. The Company's approach to the Y2K issue includes six major phases: Inventory, Assessment, Remediation, Testing, Implementation, and Contingency Planning. Several phases of this methodology are well underway. The Inventory and Assessment phases are nearly complete, and efforts have begun in Remediation and Testing. Based upon the results of the assessment, a significant portion of the Company's software and hardware already appears to be Y2K compliant, though the Company intends to confirm that opinion in the Testing phase. As the Company began operations in 1996, much of the hardware and software currently in use at the Company was Y2K compliant when acquired and implemented.

       While the Company continues to assess various aspects of its Y2K vulnerability, the project team has begun the process of remediating or replacing systems and devices that do not appear to be fully compliant. Much of this remediation effort involves readily available, simple upgrades to hardware and software components, or relatively minor changes to the Company's in-house developed systems. The Company intends to complete the Remediation phase, except for the billing system discussed below, by July 31, 1999. Total costs, past and future, of all remediations are not expected to exceed $225,000. The Company does not believe that its use of internal resources will significantly delay any other systems development efforts.
The Company has initiated testing of some systems to confirm that they can process calendar dates after December 31, 1999.

       The Company believes that reliance on other telecommunications providers represent the Company's greatest Y2K exposure and is the primary third-party relationship that is critical to the Company's on-going operations. While the Company has its own communications network to carry much of its traffic, the Company's network is dependent upon significant third-party carriers
(such as Sprint) and all local exchange carriers (LECs), such as U.S. West and PacBell. These entities originate and terminate local and long-distance caller traffic which accesses the Company's communications network or services areas not covered by I-Link's network. This is substantially the same risk faced by other telecommunications providers. The Company is in the process of evaluating the Y2K preparedness of its carriers and the many
LEC's. I-Link's carriers have indicated they intend to be Y2K compliant in public filings and other notifications. In the event that these carriers do not become Y2K compliant prior to December 31, 1999, the Company would need to switch to carriers who were Y2K compliant or face a significant impact on its ability to deliver telecommunications services. In the event the Company's current carriers do not become Y2K compliant and the Company is unable to switch to a carrier(s) that is Y2K compliant, the Company would not be able to deliver its services which would have a substantial negative impact on the Company and its results of operations, liquidity, and financial position. In the event that certain LEC's are not Y2K compliant, customers of the Company would not be able to originate or terminate a call in geographic areas serviced by the LEC, which would negatively impact the financial condition of the Company.

       In order to assess the preparedness of third party vendors including I-Link's carriers and LEC's, the Company is surveying the vendors and their public statements and Web sites. At the conclusion of its internal and third party assessments, the Company intends to complete contingency plans to address various scenarios in which key vendors and suppliers may not be Y2K compliant.

       The internal system the Company believes most vulnerable to Y2K problems is the existing billing system which: (1) gathers call detail records
("CDRs"); (2) processes the CDRs into billable CDRs; (3) rates the CDRs; (4) prepares invoices to customers; (5) and records payments received. The inability of the Company's billing system to operate in the Year 2000 would adversely impact the recognition and collection of revenue, and therefore, could negatively impact the results of operations and financial position. The current billing system contains some programs that are not Y2K compliant.
The Company has contracted with an outside consulting company to design and implement a new operations and customer care software program, part of which would replace the existing billing system. This new software program is designed to be Y2K compliant and thus the Company anticipates the possibility of significant interruption of normal business related to the billing system is not significant. The Company anticipates the implementation of this system by August 1999. Nevertheless, in order to mitigate the risk that implementation schedules could slip, the Company is also currently making changes to the existing billing system that would reduce Y2K exposure if the enhanced billing system were unavailable for use by the end of the year. The cost of these modifications to the existing billing system would not exceed $30,000, and would involve internal resources only such as salaries and benefits.

       Costs. The Company is primarily using internal resources to identify, assess, correct, test, and implement solutions for minimizing Y2K consequences, but expects to incur some additional consulting, upgrade, and other expenses. The total cost of modifications and conversions is not known at this time. However, the Company has already expended approximately $30,000 to date for upgrades, and approximately $20,000 on internal resources for Y2K preparation. The Company estimates the remaining expenditures for outside services and upgrades should not exceed $100,000 and internal resources should not exceed $75,000. The Company expects to fund such expenditures from investments or loans from outside parties.

       Risks. The failure to correct a material Y2K problem could result in an interruption of normal business activities. Such a disruption could materially and adversely affect the Company's results of operations, liquidity, and financial condition. The Company's assessment of Y2K risk does not cover all possible catastrophic events, such as the failure of electrical power grids or the general telecommunications infrastructure. The following reasonably likely worst case scenario is based upon conceivable, though not probable, worst-case disruptions to the Company's revenue cycle.

       The Company's revenue cycle is dependent on the ability to complete customer calls and integrate the related CDRs into the billing system described above. The Company's ability to complete calls is contingent upon the Y2K compliance of its underlying carriers and LECs, which have
represented that they will be ready.   Barring a long-term, catastrophic
failure of electrical services or the telecommunications industry in general, the most likely worst-case scenario would be a general failure of the Company's own communications network, which carries its call traffic. In that case, the Company would not be able to provide enhanced services (such as V-Link) but customers could still complete long-distance calls as those calls would be routed over the Company's carriers networks. However unlikely, such an event would seriously and adversely affect operating margins, but operations could continue until reparations were made. Continuing on with the worst-case scenario, a failure of the Company's ability to collect CDRs might prevent the timely billing of services. Such a failure would result in a cash-flow exposure to the Company for as long as it may require to correct CDR collection programs. Since the billing process occurs two to three weeks after the close of any period, minor problems would probably have minimal financial impact. Nevertheless, if corrections required a significantly longer time period, customer billing, revenue collection and cash flows could be delayed and bad debts increased to the extent that material damages to the Company could result. The Company intends to test various components of this scenario to reduce exposure to this reasonably likely worst case scenario.

       Milestones and implementation dates and the costs of the Company's Y2K readiness program are subject to change based on new circumstances that may arise or new information becoming available, that may alter underlying assumptions or requirements.


Item 8.     Financial Statements.

       See Consolidated Financial Statements beginning on page F-1.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

       None


                                  PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act.

          Name             Age                    Title
-----------------------  -----  -----------------------------------------
John W. Edwards           44    Chairman of the Board, President and
                                Chief Executive Officer

John Ames                 39    Vice President of Operations and Chief
                                Operating Officer

Karl S. Ryser, Jr.        43    Treasurer, Chief Financial Officer and
                                Chief Accounting Officer

David E. Hardy            46    Secretary

Henry Y.L. Toh            41    Director and Assistant Secretary

Thomas A. Keenan          34    Director

David R. Bradford         48    Director

Joseph A. Cohen           51    Director

_________

        The Company's Articles of Incorporation provide that the number of directors of the Company shall not be less than five or more than nine. Currently, the Board of Directors has five members. The Company's Articles of Incorporation provide that the Board of Directors is divided into three classes and that each director shall serve a term of three years. The term of office of Mr. Keenan, the sole Class I Director, will expire at the next annual meeting of shareholders. The term of office of Messrs. Toh and Cohen, the Class II Directors, will expire at the 1999 annual meeting of shareholders, and the term of office of Mr. Edwards and Mr. Bradford, the Class III Directors, will expire at the annual meeting of shareholders in 2000. Mr. Cohen serves as the designee of Commonwealth , a previous underwriter for the Company, although he is no longer affiliated with Commonwealth. Commonwealth has the right to approve the Company's selection of one additional outside director pursuant to the terms of a sales agency agreement between the Company and Commonwealth. Mr. Keenan serves as the designee of Winter Harbor, and Winter Harbor has the right to designate one additional member of the Board of Directors pursuant to the Company's financing arrangements with Winter Harbor.

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

     Karl S. Ryser, Jr., Treasurer and Chief Financial Officer of the Company. Mr. Ryser was elected Treasurer of the Company and Vice President of Finance in September 1996, and Chief Financial Officer of the Company in January 1997. Mr. Ryser was self-employed as a corporate financial consultant from May 1995 until September 1996, when he joined I-Link as its Treasurer. From July 1993 through April 1995, Mr. Ryser served as Vice President of Finance and Treasurer of Megahertz Corporation, a publicly held manufacturer of data communication products, in which position he served until U.S. Robotics Corporation acquired Megahertz. After earning his MBA, Mr. Ryser's work experience was concentrated in the investment banking field, working first with the Capital Markets Division of First Security Corporation and later with Dain Bosworth, Inc. Mr. Ryser holds a B.S. degree in Finance from the University of Utah in 1979, and an MBA from the University of San Diego in 1982.

     John Ames, Vice President of Operations. Mr. Ames joined I-Link as Vice President of Operations in September of 1998. Between April and August 1997, Mr. Ames organized, developed and sold Time Key L.C., a company specializing in Time and Labor Management software and consulting. From June 1996 until April 1997, he was the Vice President and Chief Financial Officer of Neurex (now Elan Pharmaceutical), a Menlo Park, California based public biotech company. From August 1993 until June 1996 Mr. Ames managed various information services, finance and cost accounting, strategic partnering, international tax, and human resource functions as the Director of Corporate Services at TheraTech, a public Utah based pharmaceutical company. From April 1992 through August 1993, he was responsible for overseeing U.S. sites information services activities as the Corporate Director of Information Services with Otsuka Pharmaceutical, a large privately owned Japanese conglomerate. Prior to joining Otsuka, Mr. Ames spent over eight years with KPMG Peat Marwick as an auditor and consultant in the High Technology practice. He is a graduate from Brigham Young University with both a Bachelors and Masters (Macc) degree in accounting with emphasis in accounting information systems and management consulting.

     David E. Hardy, Secretary of the Company. Mr. Hardy was appointed Secretary of the Company in December 1996. He is a founding partner of the law firm of Hardy & Allen, in Salt Lake City. From February 1993 to April 1995, Mr. Hardy served as Senior Vice President and General Counsel of Megahertz Corporation, a publicly held manufacturer of data communication products. Prior to his association with Megahertz Corporation, Mr. Hardy was a senior partner of the law firm of Allen, Hardy, Rasmussen & Christensen that was founded in 1982. Mr. Hardy holds a Bachelor of Arts degree from the University of Utah and a Juris Doctor degree from the University of Utah School of Law.

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

     Thomas A. Keenan, Director of the Company. Mr. Keenan was appointed to serve as a Class I Director on September 1, 1998. Mr. Keenan was elected to fill this board seat pursuant to the right of Winter Harbor to designate up to two board members under the Stockholder Agreement dated September 30, 1997 between Winter Harbor and I-Link. Mr. Keenan is the principal of Wolfeboro Holdings, an investment fund based in Wellesley, Massachusetts. Mr. Keenan received a Juris Doctor degree from the University of Michigan Law School, and from September 1994 to August 1996 was employed by McKinsey & Company, an international management-consulting firm

       David R. Bradford, Director of the Company. The Board of Directors elected Mr. Bradford as a Class III Director in January 1999. Mr. Bradford is senior vice-president and general counsel for Novell, Inc. Prior to joining Novell, Inc., he served as western region legal counsel for Prime Computer and spent several years as an associate attorney for Irselfd, Irsfeld and Younger and as the general manager for Businessland in Los Angeles. Mr. Bradford is past chairman of the board of the Business Software Alliance, the leading business software trade association representing Microsoft, Novell, Adobe and Autodesk, among others. Mr. Bradford also serves on the board of directors of Pervasive Software, Altius Heath, Found.com and Utah Valley State College. Mr. Bradford received his law degree from Brigham Young University and a master's degree in business administration from Pepperdine University.

     Joseph A. Cohen, Director of the Company. Mr. Cohen was appointed a Class II Director of the Company in September 1996 as the designee of Commonwealth Associates. He has been the Chairman, Chief Executive Officer and Director of New Frontier Entertainment, Inc. ("New Frontier") since its formation in May 1995 and held the same positions since January 1993 in New Frontier's predecessor company, The Frondelle Company, Inc. He is also President of Leslie Group, Inc., a diversified company with holdings primarily in the music, film, home video and other entertainment-oriented businesses. He is also a Founder and President of Leslie/Linton Entertainment Inc., a merchant banking company that provides investment funds and assists in raising capital and debt for companies. Mr. Cohen also serves as President of Pickwick Communications, Inc., an independent music publishing company. From 1977 to 1986, Mr. Cohen served as Executive Vice President of the National Association of Recording Merchandisers, Inc. and Founder and Executive Vice President of Video Software Dealers Association, Inc., trade associations representing all segments of the recorded music and home video industries, respectively.

     Each officer of the Company is chosen by the Board of Directors and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she shall resign or be removed as provided by the Bylaws.

      Mr. Bradford and Mr. Cohen are the non-employee independent directors of the Company.

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

          Committees of the Board of Directors

         Audit Committee. The Company's audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of the Company's independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies and internal accounting controls, and procedures for preparation of financial statements. Its membership is currently comprised of Joseph A. Cohen (chairman), Henry Y.L. Toh and Thomas A. Keenan. The Audit Committee held three meetings during the last fiscal year.

       Compensation Committee. The Company's compensation committee (the "Compensation Committee") approves the compensation for executive employees of the Company. Its membership is currently comprised of Joseph Cohen (chairman), Thomas A. Keenan and John Edwards. The Compensation Committee held four meetings during the last fiscal year.

       Finance Committee. The Company's finance committee (the "Finance Committee") is responsible for reviewing and evaluating financing, strategic business development and acquisition opportunities. Its membership is currently comprised of Thomas A. Keenan (chairman), Joseph A. Cohen and John Edwards. The Finance Committee held four meeting during the last fiscal year.

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

       Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 1998, except that reports and transactions were filed late by the following persons: John M. Ames, 1 report; William Flury, 1 report, 2 transactions; Thomas Keenan, 1 report; Clay Wilkes, 4 reports, 12 transactions. In addition, the Company has received no copies of Forms 3, 4, or 5 for the following persons relating to the following number of transactions: Henry Y. L. Toh, 1 transaction, R. Huston Babcock, 1 transaction.


Item 11. Executive Compensation

        The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three years by each person serving as the Company's Chief Executive Officer during the last year and the Company's five most highly compensated executive officers serving as such at the end of the year ended December 31, 1998, whose compensation was in excess of $100,000.

                                                                   Long-Term Compensation
                                                           ----------------------------------
                             Annual Compensation                   Awards           Payouts
                    -------------------------------------  ----------------------  ----------
                                                  Other                Securities                All
                                                 Annual    Restricted  Underlying               Other
   Name and                                     Compen-       Stock    Options/      LTIP      Compen-
Principal Position  Year   Salary($)  Bonus($)  sation($)   Awards($)   SARs(#)    Payouts($)  sation($)
------------------  ----  ----------  --------  ---------  ----------  ----------  ----------  ---------
John W. Edwards    1998 133,333(1)        -         -          -           30,000      -          N/A
President and CEO  1997  98,292(1)        -         -          -          520,000      -          N/A
                   1996 101,663(1)        -         -          -        1,250,000      -          N/A

Karl Ryser, Jr.    1998 125,000(2)        -         -          -                -      -          N/A
Treasurer and CFO  1997 125,000(2)        -         -          -          550,000      -          N/A
                   1996  41,665(2)        -         -          -          250,000                 N/A

John M. Ames       1998  37,369(3)        -         -          -          350,000      -          N/A
Vice President of
Operations and COO

1 Mr. Edwards began his employment with I-Link in April 1996 and was appointed President and CEO as of September 30, 1996; his annual salary was $175,000 from April to August 21, 1996 and was voluntarily reduced to $96,000 for the balance of 1996 in exchange for options. Mr. Edwards' annual salary continued at $96,000 in 1997 until August, when it was increased to an annual salary of $150,000. In November 1997 Mr. Edwards again voluntarily reduced his annual salary to $35,000, for the balance of 1997 and until the Company's financial restraints are reduced. See
    "-- Employment Agreements." Mr. Edwards was paid at an annual rate of $125,000 commencing January 1, 1998. Mr. Edward's salary was increased to $200,000 effective May 1997, however the salary increase is to accrue but not be paid until the Company has generated sufficient cash resources to enable the increase to be paid without creating an undue burden on the Company's cash resources. Accordingly as of December 31, 1998, the accrued but unpaid salary to Mr. Edwards was $129,375.
2 Mr. Ryser began his employment with I-Link in September 1996; his annual salary during the 1996 and 1997 fiscal years was $125,000. See "-- Employment Agreements." Mr. Ryser's salary was increased to $175,000 effect May 1997, however the salary increase will not be paid until the Company has generated sufficient cash resources to enable the increase to be paid without creating an undue burden on the Company's cash resources. As of December 31, 1998, the accrued but unpaid salary to Mr. Ryser was $81,250.
3 Mr. Ames began his employment in September 1998; his annual salary during 1998 was $120,000. See "-- Employment Agreements."

    Option/SAR Grants in Last Fiscal Year (1998)

        The following table sets forth certain information with respect to the options granted during the year ended December 31, 1998, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                      Number of         Percent of
                      Securities      Total Options/   Exercise
                      Underlying       SARs Granted       or
                        Options/       to Employees   Base Price  Grant Date  Expiration
      Name           SARs Granted(#)  in Fiscal Year  ($/Share)    Value(2)      Date
-------------------  ---------------  --------------  ----------  ----------  ----------
John W. Edwards(1)        30,000            1.7%        $3.900     $120,000    1/2/2008

Karl S. Ryser, Jr.(1)          -              -              -            -       -

John M. Ames             350,000           19.8%         3.125      789,000    8/31/2008

____________________
*      Less than 1%.
1 On December 13, 1998 the Board of Directors authorized the repricing of all outstanding options of Mr. Edwards (options to purchase 1,800,000 shares of Common Stock) and Mr. Ryser (options to purchase 800,000 shares of Common Stock) as part of a general repricing of all outstanding options held by current employees, directors and consultants of the Company. The original exercise prices of between $7.00 and $4.88 were reduced to
    $3.90.  Using the Black Scholes option pricing model the incremental fair value of the repriced options over the original options was approximately $351,000 and $119,000 for Mr. Edwards and Mr. Ryser, respectively.
2   Determined using the Black Scholes option pricing model.


         Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table sets forth certain information with respect to options exercised during 1998 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 1998.

                                                     Number of Securities    Value of Unexercised in the
                                                    Underlying Unexercised      Money Options/SARs at
                             Shares                Options/SARS at FY-End(#)         FY-End($)(1)
                           Acquired on    Value    ------------------------- ---------------------------
      Name                 Exercise(#) Realized($) Exercisable Unexercisable Exercisable   Unexercisable
-------------------------- ----------- ----------- ----------- ------------- -----------   -------------
John W. Edwards                 -          -        1,258,328      541,672          -               -

Karl S. Ryser, Jr.              -          -          612,500      187,500          -               -

John  M. Ames                   -          -           33,333      316,667          -               -

_________________
1 The calculations of the value of unexercised options are based on the difference between the closing bid price on Nasdaq of the Common Stock on December 31, 1998, and the exercise price of each option, multiplied by the number of shares covered by the option. As the exercise price exceeds the closing bid price on December 31, 1998, no value is ascribed to unexercised options.

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

Employment Agreements

     In February 1996, the Company entered into a two-year employment agreement with Henry Y.L. Toh. The employment agreement was for an initial period ending on December 31, 1997 and is automatically renewable for successive one-year periods unless written notice to the contrary is given by the Company not less than 120 days prior to expiration of the term. Pursuant to the terms of the employment agreement, Mr. Toh is required to devote his time to the business and affairs of the Company as is required to fulfill the duties and responsibilities of his office. Mr. Toh is entitled under his employment agreement to receive compensation at the rate of $54,000 per year. Mr. Toh is entitled to an annual bonus at the discretion of the Board of Directors and may participate in fringe benefits, deferred compensation, stock benefits and option plans of the Company. In the event of termination of his employment by the Company other than for "cause" (as defined in the agreement) or by Mr. Toh upon "good reason" (as defined in the agreement), the Company is required to pay Mr. Toh, as liquidated damages or severance pay, monthly termination payments equal to the base salary in effect for a period of six months after such termination. The employment agreement contains confidentiality and non-solicitation provisions.

        On April 8, 1996, I-Link entered into a three-year employment agreement with John W. Edwards, President, Chief Executive Officer and Director of the Company. Pursuant to the terms of the employment agreement, Mr. Edwards is employed as the Chief Executive Officer and a Director of I-Link, and is required to devote substantially all of his working time to the business and affairs of I-Link. Mr. Edwards is entitled under his employment agreement to receive compensation at the rate of $175,000 per year and is entitled to a profitability bonus at the discretion of the I-Link Board of Directors and to participate in fringe benefits of the Company as are generally provided to executive officers. In addition, Mr. Edwards was granted an option to purchase one million shares of Common Stock of the Company at an exercise price of $7.00 per share. Of such options, 83,333 vested immediately and 83,333 vest and become exercisable on the first calendar day of each quarter after April 8, 1996. In the event of termination by I-Link or in the event of a violation of a material provision of the agreement by I-Link which is unremedied for thirty (30) days and after written notice or in the event of a "change in control" (as defined in the agreement), Mr. Edwards is entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the agreement) for the remaining term of the agreement and all options shall thereupon be fully vested and immediately exercisable. The agreement contains non-competition and confidentiality provisions. Mr. Edwards agreed to amend his contract, effective August 21, 1996, to reduce his annual salary from $175,000 to $96,000; and in consideration of the salary reduction, the Company has agreed to grant him options to purchase 250,000 shares of Common Stock. Mr. Edwards was paid at an annual rate of $125,000 commencing January 1, 1998. Mr. Edward's salary was increased to $200,000 effect May 1997, however the salary increase will accrue but not be paid until the Company has generated sufficient cash resources to enable the increase to be paid without creating an undue burden on the Company's cash resources. Accordingly as of December 31, 1998 accrued but unpaid salary to Mr. Edwards was $129,375. All of Mr. Edwards outstanding options were repriced to $3.90 as part of a general repricing of outstanding options held by current employees, directors and consultants of the Company effective December 13, 1998.

       In October 1996, I-Link entered into a three-year employment agreement with Karl S. Ryser, Jr., Treasurer and Chief Financial Officer of the Company. Pursuant to the terms of the employment agreement, Mr. Ryser is required to devote all of his time to the business and affairs of the Company except for vacations, illness or incapacity. Mr. Ryser is entitled under his employment agreement to receive compensation at the rate of $125,000 per year and a bonus at the sole discretion of the Chief Executive Officer. Mr. Ryser may participate in fringe benefits, deferred compensation, stock benefits and option plans of the Company. In addition, Mr. Ryser is entitled to options to purchase 250,000 shares of Common Stock exercisable at an exercise price equal to the closing bid price on the date of the employment agreement. Options issuable to Mr. Ryser to purchase 25,000 shares vested immediately and the remaining options were to vest in quarterly increments of 20,455 commencing January 1, 1997. As partial consideration for Mr. Ryser's providing funds necessary to permit the Company to settle the JW Charles litigation, the Company modified the original vesting schedule of the 250,000 options in the employment agreement allowing for the immediate vesting of 100,000 of the non-vested options and the balance of the non-vested to vest evenly over four quarters. Mr. Ryser's salary was increased to $175,000 effective May 1997, however the salary increase will not be paid until the Company has generated sufficient cash resources to enable the increase to be paid without creating an undue burden on the Company's cash resources. As of December 31, 1998 accrued but unpaid salary to Mr. Ryser was $81,250. In the event of a change of control or upon termination of the employment agreement by the Company without cause all options shall thereupon be fully vested and immediately exercisable. In the event of termination by the Company other than for "cause" (as defined in the agreement), the Company is required to pay Mr. Ryser a lump sum severance payment equal to one year's then current salary. The employment agreement contains confidentiality and non-competition provisions. All of Mr. Ryser's outstanding options were repriced to $3.90 as part of a general repricing of outstanding options held by current employees, directors and consultants of the Company effective December 13, 1998.

        In August 1998, I-Link entered into a two-year employment agreement (with a one-year renewal option) with John M. Ames, Chief Operating Officer and Vice President of Operations. Pursuant to the terms of the employment contract, Mr. Ames is required to devote all his time to the business and affairs of the Company except vacations, illness or incapacity. Mr. Ames is entitled under his employment agreement to receive compensation at the rate of $120,000 per year and a bonus commensurate with his performance and that of I-Link. In addition, Mr. Ames is entitled to options to purchase 200,000 shares of Common Stock at an exercise price equal to the closing bid price on the date of employment agreement and vesting 1/3 at the end of one year of employment and the balance over theratably subsequent eight quarters. Mr. Ames also is entitled to options to purchase 150,000 share of Common Stock at an exercise price equal to the closing bid price on the date of employment agreement which vest based upon certain incentive milestones. Mr. Ames may participate in fringe benefits, deferred compensation, and stock benefits and option plans of the Company.

Consulting Agreements

       The Company entered into a Consulting Agreement with David E. Hardy effective February 6, 1997 and for a term of 36 months thereafter. Pursuant to the Agreement, Mr. Hardy shall provide legal services to the Company in exchange for compensation at the rate of $10,417 per month for the term of the Agreement. In addition, in the event the Company increases the salary of its senior-level vice presidents, the consulting fee shall be equally increased and in the event the Company shall pay any Company performance-based bonuses to its senior level vice presidents, the Company shall pay an equal amount to Mr. Hardy. Mr. Hardy's fee was increased to $14,583 per month effect May 1997, however such increase is to accrue but not be paid until the Company has generated sufficient cash resources to enable the increase to be paid without creating an undue burden on the Company's cash resources. Accordingly as of December 31, 1998 accrued but unpaid fees to Mr. Hardy were $69,875. In addition, Mr. Hardy was granted options to purchase 250,000 shares of the Company's Common Stock at an exercise price equal to the closing price of the Company's publicly traded shares as of the effective date of the Agreement ($5.375 per share). The options vest as to 47,500 shares upon the execution of the Agreement and options relating to 20,250 shares were to vest at the commencement of each calendar quarter for ten quarters, with the first quarterly vesting to occur on April 1, 1997 and the final quarterly vesting to occur July 1, 1999. As partial consideration for Mr. Hardy's providing funds necessary to permit the Company to settle the JW Charles litigation, the Company modified the original vesting schedule of the 250,000 options in the Consulting Agreement allowing for the immediate vesting of 100,000 of the non-vested options and the balance of the non-vested to vest evenly over four quarters. In the event of the termination of the Agreement prior to the expiration of the full term for any reason other than as a result of a material, unremedied breach by Mr. Hardy which remains uncured following 30 days written notice, Mr. Hardy is entitled to a lump sum payment equal to the lesser of the monthly consulting fee payable through the end of the term of the Agreement or the monthly consulting fee payable over 12 months and all unvested options shall accelerate and immediately become fully vested and exercisable. All of Mr. Hardy's outstanding options were repriced to $3.90 as part of a general repricing of outstanding options held by current employees, directors and consultants of the Company effective December 13, 1998.

       In September 1996, Joseph A. Cohen, a director, and the Company entered into a consulting agreement in the amount of $4,000 per month for a 36-month period. Mr. Cohen provided services including business management and financial consulting services. The consulting agreement was terminated effective March 1, 1999 and all unpaid balances ($78,000) were settled by the grant to Mr. Cohen of 100,000 options to purchase the Company's Common Stock at an exercise price of $3.00 per share and the additional obligation of the Company to pay Mr. Cohen an aggregate of $50,000 in installments beginning at such time as the Company reports positive cash flow of at least $150,000 in a fiscal quarter.

Repricing of Stock Options and Warrants

       On December 13, 1998, the Board of Directors approved a repricing of all options to purchase Common Stock with exercise prices above $3.90 held by current employees, directors and consultants of the Company. As a result, the exercise price on options to purchase 6,475,000 shares of Common Stock was reduced to $3.90. The options had original exercise prices of between $4.375 and $9.938. All other terms of the various option agreements remained the same. The closing price of the Company's Common Stock on December 13, 1998 was $2.56

Director Stock Option Plan

        The Company's Director Stock Option Plan (the "DSOP") authorizes the grant of stock options to directors of the Company. Options granted under the DSOP are non-qualified stock options exercisable at a price equal to the fair market value per share of Common Stock on the date of any such grant. Options granted under the DSOP are exercisable not less than six (6) months or more than ten (10) years after the date of grant.

        As of December 31, 1998, options for the purchase of 8,169 shares of Common Stock at prices ranging from $.875 to $3.875 per share were outstanding. As of December 31, 1998, options to purchase 15,228 shares of Common Stock have been exercised. In connection with adoption of the 1995 Director Plans (as hereinafter defined) the Board of Directors authorized the termination of future grants of options under the DSOP; however, outstanding options granted under the DSOP will continue to be governed by the terms thereof until exercise or expiration of such options.

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

        The 1995 Director Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs to purchase up to 250,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-
Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible employees. The shares of Common Stock subject to the 1995 Director Plan may be made available from either authorized but unissued shares, treasury shares, or both.

        The 1995 Director Plan also provides for the grant of Non-Qualified Options on a non-discretionary basis pursuant to the following formula: each member of the Board of Directors then serving shall receive a Non-Qualified Option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value per share of the Common Stock on that date. Pursuant to such formula, directors received options to purchase 10,000 shares of Common Stock as of October 17, 1995, options to purchase 10,000 shares of Common Stock on January 2, 1996, and will receive options to purchase 10,000 shares of Common Stock on the first business day of each January. The number of shares granted to each Board member was increased to 20,000 in 1998. In addition, the Board member will receive 5,000 options for each committee membership. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 190,000 shares of Common Stock reserved for issuance under the 1995 Director Plan. As of December 31, 1998, options exercisable to purchase 170,000 shares of Common Stock at prices ranging from $1.00 to $1.25 per share are outstanding under the 1995 Director Plan. As of December 31, 1998, options to purchase 60,000 shares have been exercised under the 1995 Director Plan.

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

        The 1995 Employee Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs of up to 400,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of Common Stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. The Company has 400,000 shares of Common Stock reserved for issuance under the 1995 Employee Plan. As of December 31, 1998, options to purchase 351,167 shares of Common Stock with exercise prices of $1.125 to $6.75 per share have been granted under the 1995 Employee Plan.

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

        The 1997 Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs to purchase up to 4,400,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). The price at which shares of Common Stock covered by the option can be purchased is determined by the Company's Board of Directors; however, in all instances, the exercise price is never less than the fair market value of the Company's Common Stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or
SAR terminates prior to exercise thereof and during the duration of the 1997 Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1997 Plan for the grant of additional options or rights to any eligible employees. The shares of Common Stock subject to the 1997 Plan may be made available from either authorized but unissued shares, treasury shares, or both. As of December 31, 1998, options to purchase 3,306,500 shares of Common Stock, with exercise prices of $2.25 to $3.90 per share have been granted under the 1997 Plan. As of December 31, 1998, no options have been exercised under the 1997 Plan.

Compensation Committee Interlocks and Insider Participation

       John Edwards is Chairman of the Board and an executive officer of the Company. Joseph Cohen and Thomas A. Keenan are non-employee directors of the Company. See "Executive Compensation" generally, and "Executive Compensation - Employment Agreements" and Executive Compensation - Director Compensation" as well as "Security Ownership of Certain Beneficial Owners and Management".


Item 12. Security Ownership of Certain Beneficial Owners and Management.

       The following table shows, as of March 19, 1999, all directors, executive officers, and, to the best of our knowledge, all other parties we know to be beneficial owners of more than 5% of the Common Stock, or beneficial owners of a sufficient number of shares of Class C preferred stock, Series F Redeemable Preferred Stock or Series M Redeemable Preferred Stock to be converted into at least 5% of the Common Stock. JNC Opportunity Fund Ltd. ("JNC") is the only holder of Series F Redeemable Preferred Stock; however, JNC is not listed on the table below because, under the terms of the Series F Redeemable Preferred Stock, JNC may not convert shares of Series F Redeemable Preferred Stock (or receive related dividends in Common Stock) to the extent that the number of shares beneficially owned by it and its affiliates after such conversion or dividend payment would exceed 4.999% of the issued and outstanding shares following such conversion. This limitation applies to the number of shares of Common Stock held at any one time and does not prevent JNC from converting some of its shares of Series F Redeemable Preferred Stock, selling the Common Stock received, then, subject to the aforementioned limitation, converting additional shares of Series F Redeemable Preferred Stock. The 4.999% limitation may be waived by JNC upon 75 days notice to the Company. However, if no effect were given to the 4.999% limitation, then JNC would be deemed to be the beneficial owner of approximately 4,157,350 shares of Common Stock, or 17.5% of the then-outstanding Common Stock of I-Link. As of March 19, 1999, there were 19,535,029 shares of Common Stock issued and outstanding, 40,218 shares of Class C preferred stock issued and outstanding, 859 shares of Series F Redeemable Preferred Stock issued and outstanding and 4,400 shares of Series M Redeemable Preferred Stock issued and outstanding.

                                                    Number of    % of Common
                                                      Shares          Stock
  Name and Address of                              Beneficially    Beneficially
  Beneficial Owner (1)        Title of Class          Owned          Owned(2)
-------------------------  ---------------------  --------------  --------------
John M.Ames                 Common Stock                1,000             *

David R. Bradford           Common Stock                    0             0%

Joseph A. Cohen             Common Stock              381,000(3)        1.9%
                            Class C Preferred           3,000
                              Stock

John W. Edwards             Common Stock            1,288,328(4)        6.2%

David E. Hardy              Common Stock              827,388(5)        4.1%

Thomas A. Keenan            Common Stock              105,000(6)          *

Karl S. Ryser, Jr.          Common Stock              654,679(7)        3.2%

Henry Y.L. Toh              Common Stock              243,501(8)        1.2%

Clay Wilkes                 Common Stock            1,262,976(9)        6.3%
1077 E. Duffer Lane
N. Salt Lake City, UT 84054

Winter Harbor, L.L.C.       Common Stock           44,139,479(10)      69.3%
c/o First Media, L.P.       Series M Redeemable         4,400
11400 Skipwith Lane           Preferred Stock
Potomac, MD 20854

All Executive Officers and  Common Stock            3,500,896(11)      15.2%
Directors as a Group (8     Class C Preferred           3,000
people)                       Stock

___________________
*  Indicates less than one percent.
1 Unless noted, all of such shares of Common Stock are owned of record by each person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of Common
   Stock owned by each of them. All addresses are c/o I-Link Incorporated unless otherwise indicated.
2 As to each person or entity named as beneficial owners, such person's or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days from the date hereof have been exercised or converted, as the case may be.
3 Includes 309,000 shares of Common Stock issuable pursuant to options and 72,000 shares of Common Stock issuable to the Leslie Group, Inc.
   upon conversion of 3,000 shares of Class C preferred stock held of record by Leslie Group, Inc., of which Mr. Cohen is President.
4 Represents 833,330 shares of common stock subject to the vested portion of Mr. Edwards' option to purchase 1,000,000 shares of common stock and 454,998 shares of common stock subject to warrants and other options.
5 Includes 823,388 shares of common stock issuable pursuant to options and warrants.
6 Includes 35,000 shares of common stock subject to options and 70,000 shares of common stock held of record by members of Mr. Keenan's immediate family. Mr. Keenan serves on the Board of Directors as the designee of Winter Harbor. Mr. Keenan's wife is the beneficiary of a trust which owns non-voting stock in the corporate general partner of First Media, L.P., the parent of Winter Harbor. For further information about Winter Harbor, see "Transactions with Winter Harbor, L.L.C.; Series M Redeemable Preferred Stock."
   Neither Mr. Keenan nor his wife has dispositive power or voting control over the securities of I-Link held by Winter Harbor; Mr.
   Keenan disclaims beneficial ownership of the securities held by Winter Harbor. See also footnote 10 below.
7 Represents shares of common stock issuable pursuant to options and warrants. 8 Represents shares of common stock issuable pursuant to options. Does not include shares held of record by Four M International, Ltd., of which Mr. Toh is a director. Mr. Toh disclaims any beneficial ownership of such shares.
9 Includes 375,000 shares of common stock which represents the exercisable portion of an option to purchase 1,500,000 shares of Common Stock.
10 Includes 6,778,524 shares of Common Stock issuable upon conversion of Series
   M Redeemable Preferred Stock, 3,820,955 shares of Common Stock issuable upon conversion of Series M Redeemable Preferred Stock which may be issued on conversion of promissory notes held by the named stockholder, and 18,640,000 shares of Common Stock issuable upon exercise of warrants. In addition, I-Link includes herein 5,000,000 shares of Common Stock issuable upon exercise of warrants which the named stockholder will be entitled to receive should it convert its promissory notes to Common Stock, and 9,900,000 shares of Common Stock issuable under warrants to be issued to Winter Harbor in the event that a bridge loan is not repaid by April 26, 1999. Winter Harbor is owned by First Media, L.P., a private media and communications company which is a private investment principally of Richard E. Marriott and his family. I-Link's general counsel, David E. Hardy, is a brother of Ralph W. Hardy, Jr. who is general counsel and a minority equity holder in Winter Harbor. David
   E. Hardy has no ownership in or association with Winter Harbor.  Thomas
   A. Keenan's wife has an interest in First Media, L.P. (see footnote 6 above).
11 Represents 75,000 shares of Common Stock issued, 3,353,896 shares of Common
   Stock which may be obtained pursuant to options and warrants exercisable within 60 days of the date hereof and 72,000 shares of Common Stock into which 3,000 shares of Class C preferred stock are convertible.


Item 13. Certain Relationships and Related Transactions.

        During the first quarter of fiscal year 1995, the Company received advances totaling $218,000 from Mortgage Network International ("MNI"). Henry Y.L. Toh, a Director of the Company, has management control over MNI.
Payment in full of such advances and interest thereon was made in 1998.

       The Company's management has been informed that Winter Harbor had purchased an ownership interest in Tenfold Corporation, the consulting company that is assisting in the development of the Company's new internal information system. In March 1999, Winter Harbor, LLC transferred ownership of the investment to First Media TF Holdings, LLC, an affiliate of WinterHarbor, LLC. First Media TF Holdings, LLC beneficially owns 10.6% of Tenfold's common stock. The Company's referral to Tenfold did not come through Winter Harbor, and Winter Harbor played no part in the negotiation of such consulting arrangement. The consulting agreement is a fixed price contract totaling $2,600,000 providing for development and licensing of a new telecommunications billing and customer care software system.

        See Item 11 hereof for descriptions of the terms of employment and consulting agreements between the Company and certain officers, directors and other related parties.

Transactions With Winter Harbor, L.L.C.; Series M Redeemable Preferred Stock

        Winter Harbor, L.L.C. ("Winter Harbor") is owned by First Media, L.P., a private media and communications company which is a private investment principally of Richard E. Marriott and his family. The Company's general counsel, David E. Hardy, is a brother of Ralph W. Hardy, Jr. who is general counsel and a minority equity holder in Winter Harbor. David E. Hardy has no ownership or association with Winter Harbor. As a result of this relationship, as well as personal relationships of David E. Hardy with the principals of Winter Harbor, discussions were initiated which led to Winter Harbor's investments in the Company, which are summarized below.

       On June 5, 1997, the Company entered into a term loan agreement ("Loan Agreement") and promissory note ("Note") with Winter Harbor pursuant to which Winter Harbor agreed to loan to the Company the principal sum of $2,000,000 (the "Loan") for capital expenditures and working capital purposes. As further consideration for Winter Harbor's commitment to make the Loan, the Company granted to Winter Harbor a warrant ("Loan Warrant") to purchase up to 500,000 shares of Common Stock at an exercise price of $4.97 per share, subject to adjustment, pursuant to the terms of a Warrant Agreement between the parties. The Loan Warrant expires on March 11, 2002, and contains demand and piggyback registration rights and customary anti-dilution terms. The maturity date of the Note was October 15, 1998; however, the Loan Agreement anticipated an equity investment in the Company by Winter Harbor (the "Investment"). Upon closing of the Investment, all principal and accrued interest then due under the Note was credited toward payment of Winter Harbor's purchase price for the Investment and the Note was cancelled. The loan from Winter Harbor had an interest rate of prime plus 2%. In addition to the stated interest rate, the Company recognized the debt discount attributable to the warrants as interest expense over the life of the loan (maturity date was October 15, 1998). The Company expended significant time and effort pursuing various financing alternatives and determined that the Winter Harbor proposal was the best alternative available to the Company.

        On August 18, 1997, the Company and Winter Harbor amended their agreement pursuant to which the Company borrowed an additional $3,000,000 bringing the total principal amount due under the Note to $5,000,000, and issued additional warrants to purchase an additional 300,000 shares at an exercise price of $6.38 per warrant to Winter Harbor in connection therewith.

        The Company and Winter Harbor executed a Sales Purchase Agreement, dated as of September 30, 1997, and closed on October 10, 1997, pursuant to which Winter Harbor invested $12,100,000 in a new series of the Company's convertible preferred stock (the "Series M Redeemable Preferred Stock").
Winter Harbor purchased approximately 2,545 shares of Series M Redeemable

Preferred Stock (convertible into 2,545,000 shares of Common Stock) for an aggregate cash consideration of approximately $7,000,000 (equivalent to $2.75 per share of Common Stock). The agreement with Winter Harbor provided for purchase of approximately 1,855 additional shares of Series M Redeemable Preferred Stock (convertible into 1,855,000 shares of Common Stock). Such additional shares of Series M Redeemable Preferred Stock were paid for by exchanging the $5,000,000 outstanding principal balance plus approximately $100,000 accrued interest due under the Note. As additional consideration for its equity financing commitments, Winter Harbor was issued additional warrants by the Company to acquire (a) 2,500,000 shares of Common Stock at an exercise price of $2.75 per share (the "Series A Warrants"), (b) 2,500,000 shares of Common Stock at an exercise price of $4.00 per share (the "Series
B Warrants") and (c) 5,000,000 shares of Common Stock at an exercise price of $4.69 per share (the "Series C Warrants"). The respective exercise prices for the Series A Warrants, the Series B Warrants and the Series C Warrants (collectively, the "Investment Warrants"), shall be subject to adjustment. The Series A Warrants will be exercisable at any time for thirty months from the date of issuance, and the Series B Warrants and Series C Warrants will be exercisable at any time for sixty months from the date of issuance. All of the Investment Warrants (i) have demand registration rights and anti-dilution rights and (ii) contain cashless exercise provisions.

        The Series M Redeemable Preferred Stock is entitled to receive cumulative dividends in the amount of 10% per annum before any other class of preferred or Common Stock receives any dividends. Thereafter, the Series M Redeemable Preferred Stock will participate with the Common Stock in the issuance of any dividends on a per share basis. Moreover, the Series M Redeemable Preferred Stock will have the right to veto the payment of dividends on any other class of stock, except for cumulative dividends which accrue pursuant to the terms of the Class C Preferred Stock outstanding prior to the Winter Harbor investment. The Series M Redeemable Preferred Stock is convertible at any time prior to the fifth anniversary of its issuance, at the sole option of Winter Harbor, into shares of Common Stock on a one thousand-for-one basis; provided, however, that the Series M Redeemable Preferred Stock shall be automatically converted to Common Stock on the fifth anniversary of its issuance at no cost to Winter Harbor. The conversion price shall be, in the case of discretionary conversion, $2.75 per share of Common Stock, or, in the case of automatic conversion, the lesser of $2.75 per share or 50% of the average closing bid price of the Common Stock for the ten trading days immediately preceding the fifth anniversary of issuance. The basis for discretionary conversion, or the conversion price for automatic conversion, shall be adjusted upon the occurrence of certain events, including without limitation, issuance of stock dividends, recapitalization of the Company, or the issuance of stock by the Company at less than the fair market value thereof.

        Upon completion of the Winter Harbor Investment, the Company included in its earnings per share calculation a (non-cash) preferred stock dividend in the fourth quarter of 1997 in the amount of $88,533,450. This amount was calculated as the difference between the exercise or conversion price per common share per the agreement as compared to the market price of the Common Stock on the date of the closing, plus the value of the warrants issuable in connection with the Investment.

       During 1998, the Company obtained an aggregate of $7.768 million in new interim debt financing from Winter Harbor, L.L.C. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 6,740,000 warrants to purchase Common Stock of the Company at exercise prices ranging from $5.50 to $7.22 based upon 110% of the closing price of the Common Stock on the day loan funds were advanced. The warrants have exercise periods of
7.5 years from issuance. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. Pursuant to the terms of the loan agreement with Winter Harbor, the initial borrowings of $5,768,000 were payable upon demand by Winter Harbor no earlier than May 15, 1998, and were collateralized by essentially all of the assets of the Company's subsidiaries. As the loan was not repaid by May 15, 1998, the total loan, including additional borrowings of $2,000,000 obtained in the second quarter, continues on a demand basis with interest accruing at prime plus four percent. On April
15, 1999, Winter Harbor agreed that it will not demand payment under the notes prior to April 15, 2000. Additionally, Winter Harbor has the right at any time until the loan is repaid to elect to exchange the unpaid balance of the loan into additional shares of the Company's Series M Redeemable Preferred Stock, reduce the exercise price of the 6,740,000 Loan Warrants to $2.50 per share, and receive an additional 5,000,000 warrants to purchase Common Stock of the Company at an exercise price of $2.50 per share.

       During 1998, the Company recorded $7,274,000 as a discount against the new $7.768 million debt representing the relative fair value attributed to the new warrants, the change of the exercise period on prior warrants and the equity instruments associated with the assumed conversion of the debt into equity. The debt discount was amortized over the original terms of the respective borrowings.

       The exercise prices of the above warrants issued or issuable to Winter Harbor varied at the time of their respective issuance, however, all are subject to adjustment downward to equal the market price of Common Stock in the event the Common Stock market price is below the original exercise price at the time of exercise, subject to an exercise price lower limit of the lesser of the original exercise price or $2.75 per share.

       On January 15, 1999, I-Link formalized an agreement with Winter Harbor for additional financing. The financing arrangement consists of an $8,000,000 bridge loan facility and a $3,000,000 standby letter of credit to secure additional capital leases of equipment and telephone lines relative to the expansion of the Company's telecommunications network. As of December 31, 1998, the amount borrowed in anticipation of the Bridge Loan was $3,841,712. Any unsatisfied obligations under the Bridge Loan will come due on October 31, 1999. The Company has the option to require that Winter Harbor exchange the Bridge Loan balance for shares of a new series of preferred stock (Series N Preferred Stock). This option is dependent upon the Company mailing the Series N Preferred Stock Rights Offering to its shareholders by the earlier of June 30, 1999 or the third business day following clearance from the Securities and Exchange Commission of the Series N registration statement ("Mailing Date"). In addition, the Company must complete the rights offering by the earlier of August 6, 1999 or the first business day following the 35th calendar day from the Mailing Date. The Bridge Loan accrues interest at a variable rate of prime plus a spread beginning at 4 points through and including February 9, 1999, and increasing 1 point every three months thereafter, to a maximum of 7 points.

       As additional consideration for making the loan, the Company granted warrants to purchase Common Stock to Winter Harbor. Initially, Winter Harbor receives one warrant for every $10 borrowed from Winter Harbor including the standby letter of credit. If the loan is not repaid by April 26, 1999, the number of warrants will increase in total to 10 warrants for every $10 borrowed. The warrants have 7.5 year exercise periods with an exercise price of the lower of (a) $2.78, (b) the average trading price for any 20 day period subsequent to the issuance of the warrants, (c) the price at which new shares of Common Stock or Common Stock equivalents are issued, or (d) the exercise price of any new options, warrants, preferred stock or other convertible security. The exercise price is subject to a $1.25 floor. As of December 31, 1998, the Company has granted to Winter Harbor warrants to purchase 684,171 shares of Common Stock. On April 14, 1999, the shareholders voted to approve a plan of financing which includes issuing the full 10 warrants for each $10 borrowed under the Bridge Loan and standby letter of credit should management elect to not repay the amounts owing prior to April 26, 1999. The Company does not anticipate repaying the loan before April 26, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Current Position/Future Requirements."

       During 1998, the Company recorded $1,032,634 as a discount against the new $8.0 million Bridge Loan representing the relative fair value attributed to the Bridge Loan warrants and line of credit. The debt discount is being amortized over the term of the Bridge Loan or leases, as applicable. During 1998, $128,059 of debt discount was amortized.

       On April 15, 1999, the Company entered into a new financing agreement with Winter Harbor. Winter Harbor agreed to loan to the Company up to $4 million under a note due September 30, 1999. The Loan will accrue interest at a variable rate of prime plus a spread beginning at 5 points through and including May 9, 1999, and increasing 1 point every three months thereafter, to a maximum of 7 points. The Company may cause the loan to be exchanged for Series N Preferred Stock. It is the Company's intention to exchange the loan for Series N Preferred Stock or repay this loan from proceeds of the Series N offering. As partial consideration for the loan, at its next meeting of its shareholders, the Company shall seek shareholder approval of a modification to the conversion terms of the Series N Preferred
Shares. The Company has an option to extend the due date to April 15, 2000 provided, that in the event the Company's shareholders fail to approve the modification to the conversion terms of the Series N Preferred shares, the Company shall be required to issue to Winter Harbor one warrant for each $1 of principal outstanding on the loan as of the date of such extension which warrants shall be issued on the same terms and conditions as the warrants issued in connection with the $8,000,000
Bridge Loan.

MiBridge Acquisition; Series D Preferred Stock

        On August 12, 1997 the Company entered into an agreement with MiBridge, Inc., a New Jersey corporation ("MiBridge") and Mr. Dror Nahumi, the principal shareholder of MiBridge, pursuant to which the Company acquired all of the issued and outstanding stock of MiBridge (the "MiBridge Acquisition"). The MiBridge Acquisition subsequently closed on September 2, 1997. MiBridge is the owner of patent-pending audio-conferencing technology and is a leader in creating speech-encoding and compression algorithms designed to produce superior audio quality and lower delay over low-band networks. The Company agreed to pay the stockholders of MiBridge (the "MiBridge Stockholders") consideration consisting of (i) an aggregate $2,000,000 in cash, payable in quarterly installments over two years, and (ii) an aggregate 1,000 shares of a series of the Company's convertible preferred stock (the "Series D
Preferred Stock"). The 1,000 shares of Series D Preferred Stock are convertible at the option of the MiBridge Stockholders, at any time during the nine months following the closing of the MiBridge Acquisition, into such number of shares of Common Stock as shall equal the sum of $6,250,000 divided by $9.25 (the "Series D Conversion Price"), which price was the closing bid price of the Company's Common Stock on June 5, 1997 (the date that the first letter agreement relating to the transaction was executed) or the average closing bid price for the five trading days immediately preceding the date the Company receives notice of conversion whichever is lower. As of December 31, 1998, all shares of the Series D Preferred Stock had been converted into Common Stock and the balance payable in cash to MiBridge stockholders was $500,000.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a) The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

            1.  Financial Statements:

                Report of Independent Accountants
                Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended
                      December 31, 1998, 1997 and 1996
                Consolidated Statement of Changes in Stockholders' Equity for
                      the years ended December 31, 1998, 1997 and 1996
                Consolidated Statements of Cash Flows for the years ended
                      December 31, 1998, 1997 and 1996
                Notes to Consolidated Financial Statements

            2.  Financial Statement Schedules:

                Report of Independent Accountants
                Schedule II - Valuation and Qualifying Accounts

                All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

       (b) On December 18, 1998 the Company filed a Current Report on Form 8-K disclosing the terms of an agreement in principal between the Company and Winter Harbor L.L.C. relating to financing arrangements.

       (c)  The following exhibits are filed as part of this Registration
            Statement:


Number Title of Exhibit

2.2(2) Stock Purchase Agreement, dated February 13, 1996, by and among Medcross, Inc, I-Link, Ltd., and GNet Enterprises, Inc.
2.3(6) Share Exchange Agreement for the Acquisition of Family Telecommunications Incorporated by Medcross, Inc., effective as of January 1, 1997.
3.1(5) Amended and Restated Articles of Incorporation of the Company, as further amended.
3.2(16)    Bylaws of the Company, as amended.
3.3(3)     Articles of Incorporation of I-Link Worldwide Inc.
3.4(3)     Bylaws of I-Link Worldwide Inc.
3.5(7) Articles of Incorporation of Family Telecommunications Incorporated and Articles of Amendment to the Articles of Incorporation.

3.6(7)     Bylaws of Family Telecommunications Incorporated.
3.7(12) Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company.
3.8(14) Articles of Amendment to the Company's Amended and Restated Articles of Incorporation, establishing the terms of Series F Redeemable Preferred Stock
4.4(7)     Placement Agent's Common Stock Warrant Agreement and Certificate.
4.5(7)     Consultant's Common Stock Warrant Agreement and Certificate.
4.7(8) Option to purchase 160,000 shares of Class A Convertible Preferred Stock of Medcross, Inc., granted by Four M International, Ltd. to Commonwealth, dated February 21, 1996.
4.8(12)    Form of Hardy Group Warrant to purchase 175,000 shares of Common
           Stock.
4.9(11) Securities Purchase Agreement by and between the Company and Winter Harbor, dated as of September 30, 1997.
4.10(17) Amended and Restated Registration Rights Agreement dated as of January 15, 1999 by and between the Company and Winter Harbor, amending Registration Rights Agreement dated October 10, 1997.
4.11(11) Form of Shareholders Agreement by and among the Company and Winter Harbor and certain holders of the Company's securities, which constitutes Exhibit D to the Purchase Agreement.
4.12(11) Form of Warrant Agreement by and between Medcross, Inc. and Winter Harbor, which constitutes Exhibit F to the Purchase Agreement.
4.13(9) Warrant Agreement dated as of June 6, 1997, by and between the Company and Winter Harbor; and related Warrant Certificate.
10.3(3)* Employment Agreement, dated February 4, 1996, between Medcross, Inc. and Henry Y.L. Toh.
10.4(3)* Employment Agreement, dated January 1, 1996, between Medcross, Inc. and Dorothy L. Michon.
10.6(3)* Employment Agreement, dated February 14, 1996, between I-Link Worldwide Inc. and Alex Radulovic.
10.7(3)* Employment Agreement, dated January 1, 1996, between Medcross, Inc. and Stephanie E. Giallourakis.
10.8(3)*   1995 Director Stock Option and Appreciation Rights Plan.
10.9(3)*   1995 Employee Stock Option and Appreciation Rights Plan.
10.10(3)*  Employment Agreement, dated April 8, 1996, between I-Link Worldwide
           Inc. and John W. Edwards.
10.11(4) Consulting Agreement, effective January 1, 1996, by and between Windy City, Inc. and the Company.
10.12(5) Agreement for Terminal Facility Collocation Space, dated June 21, 1996, by and between I-Link Worldwide Inc. and MFS Telecom, Inc.
10.13(7) Consulting Agreement dated August 21, 1996 between the Company and Commonwealth Associates.
10.14(7) Sales Agency Agreement dated July 1, 1996 between the Company and Commonwealth Associates and Amendment No. 1 thereto.
10.15(7) Commercial Lease dated May 21, 1996 between I-Link Worldwide Inc. and Draper Land Partnership II and First Amendment dated July 22, 1996.
10.16(12)  Commercial Lease dated September 11, 1996 between I-Link Worldwide
           Inc. and Draper Land Partnership II.
10.17(12)* Employment Agreement dated October 15, 1996, between I-Link
           Worldwide Inc. and Karl S. Ryser, Jr.
10.18(7) Term Lease Master Agreement dated May 19, 1996 by and between IBM Credit Corporation and I-Link Worldwide Inc.
10.19(7)*  1997 Recruitment Stock Option Plan.
10.20(7) Lease Agreement dated July 1, 1996 between Broadway Associates and ILC Communications.
10.21(7) Lease Between Phoenix City Square Partnership and Robert W. Edwards and Denise A. Edwards dated March 18, 1996.
10.22(7) Carrier Agreement between MCI Telecommunications Corporation and ILC, Inc. dated August 26, 1996.
10.23(7) Strategic Member Reseller Agreement between I-Link Worldwide Inc. and WealthNet Incorporated dated January 31, 1997.
10.24(7) Settlement Agreement between WealthNet Incorporated and Family Telecommunications Incorporated dated January 29, 1997.
10.25(12)* Employment Agreement, dated as of September 2, 1997, between
           Medcross, Inc. and Dror Nahumi.
10.26(12)  Plan and Agreement of Merger of MiBridge, Inc. with and into I-Link
           Mergerco, Inc., a wholly-owned subsidiary of Medcross, Inc., dated as of August 12, 1997, by and among Medcross, Inc., I-Link Mergerco, Inc., MiBridge, Inc. and the stockholders of MiBridge, Inc.
10.27(13)* Employment Agreement dated August 29, 1997, between I-Link
           Worldwide, LLC and Jon McKillip.
10.28(14)  Agreement dated April 14, 1998, by and between the Company and
           Winter Harbor.
10.29(14)  Pledge Agreement dated April 14, 1998, by and between the Company and Winter Harbor.
10.30(14)  Security Agreement dated April 14, 1998, by and among certain of the
           Company's subsidiaries and Winter Harbor.
10.31(14)  Form of Promissory Notes issued to Winter Harbor.
10.32(15)  Amended Form of Convertible Preferred Stock Purchase Agreement dated
           June 30, 1998 by and between the Company and JNC Opportunity Fund Ltd. ("JNC").
10.33(14)  Registration Rights Agreement dated June 30, 1998 by and between the
           Company and JNC.
10.34(14)  Warrant to purchase 250,000 shares of Common Stock of the Company, dated June 30, 1998, issued to JNC.
10.35(14)  Exchange Agreement dated July 28, 1998 by and between the Company and JNC.
10.36(14)  Warrant to purchase 100,000 shares of Common Stock of the Company, dated July 28, 1998, issued to JNC.
10.37(1)*  Employment Agreement dated August 28, 1998, between the Company and
           John Ames.
10.38(17)  Loan Agreement dated as of January 15, 1999 by and between the
           Company and Winter Harbor.
10.39(17)  First Amendment to Loan Agreement dated March 4, 1999 by and between the Company and Winter Harbor.
10.40(17)  Promissory Note dated November 10, 1998, in principal amount of
           $8,000,000 executed by the Company in favor of Winter Harbor. 10.41(17) Series K Warrant Agreement dated as of January 15, 1999 by and between the Company and Winter Harbor and form of Series K Warrant. 10.42(17) Subsidiary Guaranty dated as of January 15, 1999 executed by five of the Company's wholly-owned subsidiaries in favor of Winter Harbor. 10.43(17) Agreement dated as of January 15, 1999 by and between the Company and Winter Harbor.
10.44(17)  First Amendment to Security Agreement dated as of January 15, 1999, by and among the Company, five of its wholly-owned subsidiaries and Winter Harbor, amending Security Agreement dated April 14, 1997.
10.45(17)  First Amendment to Pledge Agreement dated as of January 15, 1999, by and among the Company and Winter Harbor, amending Pledge Agreement dated April 14, 1997.
10.46(17)  Series D, E, F, G, H, I and J Warrant Agreement dated as of January
           15, 1999 by and between the Company and Winter Harbor, and related forms of warrant certificates.

21(15)     Subsidiaries of the Registrant.
27(1)      Financial data schedule.
________________
* Indicates a management contract or compensatory plan or arrangement required to be filed.
1      Filed herewith.
2 Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 1996, file number 0-17973.
3 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, file number 0-17973.
4 Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 1996, file number 0-17973.
5 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, file number 0-17973.
6 Incorporated by reference to the Company's Current Report on Form 8-K, dated January 13, 1997, file number 0-17973.
7 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.
8 Incorporated by reference to the Company's Registration Statement on Form SB-2, file number 333-17861.
9 Incorporated by reference to the Company's Current Report on Form 8-K, dated June 5, 1997, file number 0-17973.
10 Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, file number 333-17861.
11 Incorporated by reference to the Company's Current Report on Form 8-K, dated September 30, 1997, file number 0-17973.
12 Incorporated by reference to the Company's Pre-Effective Amendment No. 3 to Registration Statement on Form SB-2, file number 333-17861.
13 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, file number 0-17973.
14 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, file number 0-17973.
15 Incorporated by reference to the Company's Registration Statement on Form S-1 filed September 3, 1998, file number 333-62833.
16 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.
17 Incorporated by reference to the Company's Current Report on Form 8-K filed on March 23, 1999, file number 0-17973.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                         I-LINK INCORPORATED
                         (Registrant)


Dated:  April 15, 1999           By:  /s/ John W. Edwards

                                     John W. Edwards, Chairman of the Board,
                                     President and Chief Executive Officer

        In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                          Date

/s/ John W. Edwards        Chairman of the Board, President      April 15, 1999
John W. Edwards            and Chief Executive Officer

/s/ Karl S. Ryser, Jr.     Treasurer, Chief Financial Officer    April 15, 1999
Karl S. Ryser, Jr.         and Chief Accounting Officer

/s/ David E. Hardy         Secretary                             April 15, 1999
David E. Hardy

                           Director                              April 15, 1999
Henry Y.L. Toh

/s/ Thomas A. Keenan       Director                              April 15, 1999
Thomas A. Keenan

/s/ David R. Bradford      Director                              April 15, 1999
David R. Bradford

/s/ Joseph A. Cohen        Director                              April 15, 1999
Joseph A. Cohen

               FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULES

                             TABLE OF CONTENTS



Title of Document                                               Page


Report of Independent Accountants                                F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997     F-2

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996                                 F-3

Consolidated Statement of Changes in Stockholders' Equity
for the years ended December 31, 1998, 1997 and 1996             F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996                                 F-7

Notes to Consolidated Financial Statements                       F-9

Report of Independent Accountants on Financial
Statement Schedule                                               S-1

Schedule of Valuation and Qualifying Accounts                    S-2

                     REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of I-Link Incorporated and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all materials respects, the financial position of I-Link Incorporated and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 17, Series M Redeemable preferred stock has been reclassified in the 1997 balance sheet.




PricewaterhouseCoopers LLP
Salt Lake City, Utah
April 15, 1999

                   I-LINK INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1998 AND 1997

                   ASSETS                             1998           1997
                                                  -------------  -------------
Current assets:
  Cash and cash equivalents                       $  1,311,003   $  1,643,805
  Accounts receivable, less allowance for
   doubtful accounts of $1,941,000 and
   $1,385,000 as of December 31, 1998 and 1997,
   respectively                                      4,402,016      3,233,207
  Certificates of deposit - restricted                 378,160      1,628,500
  Other current assets                                 293,789        321,488
  Net assets of discontinued operations                417,371              -
                                                    ----------     ----------
    Total current assets                             6,802,339      6,827,000

Furniture, fixtures, equipment and software, net     7,262,781      3,551,917

Other assets:
  Intangible assets, net                             9,420,383     12,314,080
  Certificates of deposit - restricted                 164,125        259,000
  Other assets                                         205,735        705,502
  Net assets of discontinued operations                      -        595,377
                                                    ----------     ----------
                                                  $ 23,855,363   $ 24,252,876
                                                    ==========     ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                $  2,792,651   $  4,833,452
  Accrued liabilities                                3,436,989      2,770,997
  Current portion of long-term debt                  3,987,569      1,008,416
  Notes payable to related parties,                    500,000      1,000,000
  Current portion of obligations under capital
   leases                                              573,044        169,315
                                                    ----------     ----------
    Total current liabilities                       11,290,253      9,782,180

Long-term debt                                               -      1,354,341
Notes payable to related parties, net of discount    7,768,000        500,000
Obligations under capital leases                       603,933         67,159
                                                    ----------     ----------
    Total liabilities                               19,662,186     11,703,680
                                                    ----------     ----------
Commitments and contingencies (notes 8, 11 and 15)

Redeemable preferred stock - Class M (Note 17)      11,734,820     11,734,820
Redeemable preferred stock - Class F                 9,411,720              -
                                                    ----------     ----------
                                                    21,146,540     11,734,820
                                                    ----------     ----------

                                      Continued

                   I-LINK INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     AS OF DECEMBER 31, 1998 AND 1997

                                                      1998           1997
                                                  -------------  -------------
Stockholders' equity (deficit):
  Preferred stock, $10 par value, authorized
   10,000,000 shares, issued and outstanding
   44,051 and 115,526 as of December 31, 1998
   and 1997, respectively, liquidation preference
   of $2,675,259 and $6,461,480 at December 31,
   1998 and 1997, respectively                         440,510      1,155,260
  Common stock, $.007 par value, authorized
   75,000,000 shares, issued and outstanding
   18,762,596 and 16,036,085 at December 31,
   1998 and 1997, respectively                         131,338        112,251
  Additional paid-in capital                        68,632,195     58,820,877
  Deferred compensation                            ( 1,214,591)   ( 2,289,765)
  Accumulated deficit                              (84,942,815)   (56,984,247)
                                                    ----------     ----------
    Total stockholders' equity (deficit)           (16,953,363)       814,376
                                                    ----------     ----------
                                                  $ 23,855,363   $ 24,252,876
                                                    ==========     ==========


























The accompanying notes are an integral part of these consolidated financial statements

                   I-LINK INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         1998           1997         1996
                                    -------------  -------------  -------------
Revenues:
  Telecommunication services        $ 19,634,681   $ 11,081,007   $          -
  Marketing services, net              4,548,421      2,637,331              -
  Technology licensing and
   development                         1,466,315        346,875              -
  Other                                        -              -        170,532
                                      ----------     ----------     ----------
    Total revenues                    25,649,417     14,065,213        170,532
                                      ----------     ----------     ----------
Operating costs and expenses:
  Telecommunication network expenses  19,099,194     14,634,999      1,120,779
  Marketing services costs             5,850,873      4,294,014              -
  Selling, general and administrative 10,563,382     11,948,568      2,903,728
  Provision for doubtful accounts      3,160,621      1,385,000         15,996
  Depreciation and amortization        4,192,174      2,549,282        690,920
  Acquired in-process research and
   development                                 -      4,235,830     14,577,942
  Research and development             2,429,116        878,582        347,504
                                      ----------     ----------     ----------
   Total operating costs and expenses 45,295,360     39,926,275     19,656,869
                                      ----------     ----------     ----------
Operating loss                       (19,645,943)   (25,861,062)   (19,486,337)
                                      ----------     ----------     ----------
Other income (expense):
  Interest expense                   ( 8,404,418)   ( 3,022,619)   ( 2,012,342)
  Interest and other income              270,288        215,989        155,702
  Accrued litigation settlement                -              -    (   821,000)
                                      ----------     ----------     ----------
    Total other expense              ( 8,134,130)   ( 2,806,630)   ( 2,677,640)
                                      ----------     ----------     ----------
Loss from continuing operations      (27,780,073)   (28,667,692)   (22,163,977)
                                      ----------     ----------     ----------
Discontinued operations:
  Loss from discontinued operations
   (less applicable income tax
   provision of $0 in 1998, 1997
   and 1996)                                   -    (   183,556)   (   900,263)
  Loss on disposal of discontinued
   operations, including provision
   in 1997 of $222,000 for operating
   losses during phase-out period
   (less applicable income tax
   provision of $0 in 1998 and 1997) (   178,006)   ( 1,007,453)             -
                                      ----------     ----------     ----------
Loss from discontinued operations    (   178,006)   ( 1,191,009)   (   900,263)
                                      ----------     ----------     ----------
      Net loss                      $(27,958,079)  $(29,858,701)  $(23,064,240)
                                      ==========     ==========     ==========

                                      Continued

                   I-LINK INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         1998           1997         1996
                                    -------------  -------------  -------------
Calculation of net loss per common
share:

Loss from continuing operations     $(27,780,073)  $(28,667,692)  $(22,163,977)
Cumulative preferred stock
 dividends not paid in current
 year                                ( 2,065,894)   ( 1,159,589)   (   343,629)
Deemed (non-cash) preferred stock
 dividend on Class C, E, F and
 M convertible cumulative
 preferred stock                     ( 7,774,759)   (88,533,450)   (20,880,000)
Dividend paid on Class F
 redeemable preferred stock          (       489)             -
                                      ----------     -----------    ----------
Loss from continuing operations
applicable to Common Stock          $(37,621,215)  $(118,360,731) $(43,387,606)
                                      ==========     ===========    ==========
Basic and diluted weighted
average shares outstanding            17,627,083      11,756,249     6,780,352
                                      ==========     ===========    ==========
Net loss per common share -
basic and diluted:

Loss from continuing operations     $      (2.13)   $     (10.07)  $     (6.40)
Loss from discontinued operations          (0.01)         ( 0.10)        (0.13)
                                      ----------     -----------    ----------
Net loss per common share           $      (2.14)   $     (10.17)  $     (6.53)
                                      ==========     ===========    ==========


















The accompanying notes are an integral part of these consolidated financial statements

                    I-LINK INCORPORATED AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      Preferred Stock         Common Stock      Additional
                    --------------------  --------------------    Paid-In      Deferred     Accumulated
                    Shares     Amount       Shares     Amount     Capital    Compensation     Deficit
------------------  -------  -----------  ----------  --------  -----------  ------------  -------------
Balance at
December 31, 1995   207,500  $ 2,075,000   1,803,092  $ 12,622  $ 3,428,854  $         -   $( 4,061,306)

Conversion of
preferred stock
into Common Stock  (200,000)  (2,000,000)  4,894,461    34,261    1,965,739            -              -

Exercise of stock
options                   -            -     189,637     1,327      354,686            -              -

Common stock
issued for the
acquisition of
I-Link
Worldwide, Inc.           -            -   3,000,000    21,000   12,579,000            -              -

Sale of Class C
preferred stock
for cash, net of
offering costs of
$2,110,000          240,000    2,400,000           -         -    9,890,000            -              -

Common stock
issued for
cancellation of
notes payable             -            -     720,407     5,043      699,756            -              -
payable

Issuance of stock
warrants below
market value of
Common Stock              -            -           -         -       11,875            -              -

Interest expense
associated with
issuance of
convertible notes         -            -           -         -    1,945,000            -              -

Net loss                  -            -           -         -            -            -    (23,064,240)
                    -------  -----------  ----------  --------  -----------  ------------  -------------
Balance at
December 31,1996    247,500   2,475,000   10,607,597    74,253   30,874,910            -    (27,125,546)

                                      Continued
The accompanying notes are an integral part of these consolidated financial statements

                    I-LINK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), continued
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      Preferred Stock         Common Stock      Additional
                    --------------------  --------------------    Paid-In      Deferred     Accumulated
                    Shares     Amount       Shares     Amount     Capital    Compensation     Deficit
------------------  -------  -----------  ----------  --------  -----------  ------------  -------------
Balance at
December 31, 1996   247,500  $ 2,475,000  10,607,597  $ 74,253  $30,874,910  $         -   $(27,125,546)

Conversion of
 preferred stock
 into Common Stock (144,924)  (1,449,240)  3,948,565    27,639    1,421,601            -              -
Conversion of
 convertible
 promissory notes
 into Class C
 preferred stock     11,950      119,500           -         -      597,500            -              -
Interest expense
 associated with
 issuance of
 convertible notes        -            -           -         -      320,000            -              -
Stock options
 issued for service       -            -           -         -    4,757,134   (4,757,134)             -
Amortization of
 deferred
 compensation on
 stock options
 issued for service       -            -           -         -            -    2,467,369              -
Exercise of stock
 options                  -            -      79,923       559      137,374            -              -
Common Stock
 issued for the
 acquisition of
 Family Telecomm-
 unications, Inc.         -            -     400,000     2,800    2,411,783            -              -
Class D preferred
 stock issued for
 the acquisition
 of MiBridge, Inc.    1,000       10,000           -         -    6,240,000            -              -
Common Stock issued
 for the acquisition
 of I-Link Worldwide,
 Inc.                     -            -   1,000,000     7,000    8,868,000            -              -
Stock warrants
 issued to satisfy
 accrued litigation
 settlement               -            -           -         -      821,000            -              -



                                     Continued
The accompanying notes are an integral part of these consolidated financial statements

                    I-LINK INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), continued
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      Preferred Stock         Common Stock      Additional
                    --------------------  --------------------    Paid-In      Deferred     Accumulated
                    Shares     Amount       Shares     Amount     Capital    Compensation     Deficit
------------------  -------  -----------  ----------  --------  -----------  ------------  -------------
Warrants issued
 in connection
 with certain
 notes payable            -            -           -         -    2,371,575            -              -
Issuance ofClass M
 redeemable preferred
 stock, net of
 issuance costs
 of $365,180          4,400       44,000           -         -   11,690,820            -              -
Reclassification of
 Series M Redeemable
 preferred stock to
 mezzanine           (4,400)     (44,000)          -         -  (11,690,820)           -              -
Net loss                  -            -           -         -            -            -    (29,858,701)
                    -------  -----------  ----------  --------  -----------  ------------  -------------
Balance at
December 31, 1997   115,526    1,155,260  16,036,085   112,251   58,820,877   (2,289,765)   (56,984,247)


























                                     Continued
The accompanying notes are an integral part of these consolidated financial statements

                    I-LINK INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), continued
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      Preferred Stock         Common Stock      Additional
                    --------------------  --------------------    Paid-In      Deferred     Accumulated
                    Shares     Amount       Shares     Amount     Capital    Compensation     Deficit
------------------  -------  -----------  ----------  --------  -----------  ------------  -------------
Balance at
December 31, 1997   115,526  $ 1,155,260  16,036,085  $112,251  $58,820,877  $(2,289,765)  $(56,984,247)

Issuance of Class F
 redeemable preferred
 stock, net of
 issuance costs
 of $569,418          1,000       10,000           -         -    9,420,582            -              -
Reclassification of
 Class F redeemable
 preferred stock to
 mezzanine           (1,000)     (10,000)          -         -  ( 9,420,582)           -              -
Reclassification of
 Class F redeemable
 preferred stock
 from mezzanine
 due to conversion
 to common stock          2           20           -         -       18,842            -              -
Conversion of
 preferred stock
 into Common Stock  (71,477)    (714,770)  2,326,731    16,288      698,482            -              -
Common Stock
 dividend paid to
 holders of Class
 F redeemable
 preferred stock          -            -         240         2          487            -           (489)
Stock options
 issued for services      -            -           -         -      378,322     (356,322)             -
Amortization of
 deferred compensation
 on stock options
 issued for services      -            -           -         -            -    1,157,901              -
Forfeiture of stock
 options issued for
 services                 -            -           -         -  (   273,595)     273,595              -
Warrants issued in
 connection with
 certain notes payable    -            -           -         -    1,032,634            -              -
Warrants issued in
 connection with
 certain convertible
 notes payable            -            -           -         -    7,274,000            -              -


                                     Continued
The accompanying notes are an integral part of these consolidated financial statements

                    I-LINK INCORPORATED AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), continued
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      Preferred Stock         Common Stock      Additional
                    --------------------  --------------------    Paid-In      Deferred     Accumulated
                    Shares     Amount       Shares     Amount     Capital    Compensation     Deficit
------------------  -------  -----------  ----------  --------  -----------  ------------  -------------
Exercise of stock
options and warrants      -            -     399,540     2,797      682,146            -              -
Net loss                  -            -           -         -            -            -    (27,958,079)
                    -------  -----------  ----------  --------  -----------  ------------  -------------

Balance at
December 31, 1998    44,051  $   440,510  18,762,596  $131,338  $68,632,195  $(1,214,591)  $(84,942,815)





































The accompanying notes are an integral part of these consolidated financial statements

                   I-LINK INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         1998           1997         1996
                                    -------------  -------------  -------------
Cash flows from operating activities:
  Net loss                          $(27,958,079)  $(29,858,701)  $(23,064,240)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization      4,192,174      2,549,282        690,920
    Provision for doubtful accounts    3,160,621      1,385,000              -
    Accrued litigation settlement              -              -        821,000
    Amortization of discount on
     notes payable                     7,402,059      2,371,575              -
    Amortization of deferred
     compensation on stock options
     issued for services               1,157,901      2,467,369              -
    Interest expense associated with
     issuance of convertible notes             -        320,000      1,945,000
    Acquired in-process research and
     development                               -      4,235,830     14,577,942
    Write-off of intangible assets             -        860,305              -
    Loss on disposal of assets                 -        351,288              -
    Other                                      -              -         14,155
  Increase (decrease) from changes
   in operating assets and
   liabilities, net of effects of
   acquisitions:
    Accounts receivable              ( 4,329,430)   ( 2,932,347)        19,490
    Other assets                         527,466    (   718,096)   (   294,067)
    Accounts payable and accrued
     liabilities                     (   990,776)     5,769,611    (   432,375)
    Discontinued operations
     - noncash charges and working
     capital changes                      12,345      1,190,358        881,890
                                      ----------     ----------     ----------
             Net cash used in
             operating activities    (16,825,719)   (12,008,526)   ( 4,840,285)
                                      ----------     ----------     ----------
Cash flows from investing activities:
  Purchases of furniture, fixtures,
   equipment and software            ( 3,258,189)   ( 1,948,857)   (   669,970)
  Cash received from the purchase
   of MiBridge                                 -         79,574              -
  Cash received from the purchase
   of I-Link Communications                    -        435,312              -
  Purchase of certificates of
   deposit - restricted                        -              -    ( 1,962,601)

                                     Continued
The accompanying notes are an integral part of these consolidated financial statements

                   I-LINK INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         1998           1997         1996
                                    -------------  -------------  -------------
  Proceeds from maturity of
   certificates of deposit
   - restricted                        1,345,215         53,500         60,000
  Investing activities of
   discontinued operations               310,000    (     7,055)   (       915)
                                      ----------     ----------     ----------
             Net cash used in
             investing activities    ( 1,602,974)   ( 1,387,526)    (2,573,486)
                                      ----------     ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of long-
   term debt                          11,009,712      5,000,000      2,502,333
  Repayment of long-term debt        ( 2,700,904)   (   892,307)   ( 2,860,086)
  Payment of capital lease
   obligations                       (   184,103)   (   187,278)   (   130,299)
  Proceeds from issuance of
   preferred stock, net of
   offering costs                      9,430,582      6,618,888     12,290,000
  Proceeds from exercise of Common
   Stock warrants and options            684,943        137,933              -
  Financing activities of
   discontinued operations           (   170,465)   (    53,556)        32,734
                                      ----------     ----------     ----------
             Net cash provided by
             financing activities     18,069,765     10,623,680     11,834,682
                                      ----------     ----------     ----------
Increase (decrease) in cash and cash
  equivalents                        (   358,928)   ( 2,772,372)     4,420,911
Cash and cash equivalents at
  beginning of year                    1,727,855      4,500,227         79,316
                                      ----------     ----------     ----------
Cash and cash equivalents at end of year:
  Continuing operations                1,311,003      1,643,805      4,407,465
  Discontinued operations                 57,924         84,050         92,762
                                      ----------     ----------     ----------
    Total cash and cash equivalents
      at end of year                 $ 1,368,927    $ 1,727,855    $ 4,500,227
                                      ==========     ==========     ==========








                                      Continued
The accompanying notes are an integral part of these consolidated financial statements


                   I-LINK INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         1998           1997         1996
                                    -------------  -------------  -------------
Supplemental schedule of non-cash
  investing and financing activities:
  Preferred stock and note payable
   issued inconnection with the
   acquisition of MiBridge, Inc.               -    $ 8,250,000    $         -
  Common Stock issued in connection
   with theacquisition of Family
   Telecommunications, Inc.                    -      2,414,583              -
  Stock options issued for services      378,322      4,757,134              -
  Conversion of preferred stock into
   Common Stock                          714,770      1,449,240      2,000,000
  Common Stock issued in connection
   with the acquisition of I-Link
   Worldwide, Inc.                             -      8,875,000     12,600,000
  Preferred stock issued in exchange
   of notes payable and accrued
   interest                                    -      5,115,932              -
  Conversion of convertible promissory
   notes into preferred stock                  -        717,000        704,799
  Equipment acquired under capital
   lease obligations                   1,124,606              -        605,609
  Stock warrants issued to satisfy
   with litigation settlement                  -        821,000              -

Supplemental cash flow information:
  Interest paid -
   continuing operations             $   109,866    $   286,935    $         -
  Interest paid -
   discontinued operations               158,392         93,625        189,107

















The accompanying notes are an integral part of these consolidated financial statement

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 1 - Description of Business, Principles of Consolidation and Liquidity

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (the "Company"). The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technology acquired in the acquisitions of I-Link Worldwide, Inc. and MiBridge, Inc. Telecommunications services are marketed primarily through independent representatives to subscribers throughout the United States. The Company's telecommunication services operations began primarily with the first quarter of 1997 acquisition of I-Link Communications, Inc., an FCC licensed long-distance carrier (see Note 9).

During the second quarter of 1997, the Company formed a new wholly-owned subsidiary, I-Link Worldwide, L.L.C., through which it launched a network marketing channel to market its telecommunications services and products. Previously, all marketing of telecommunications services was provided by third-party wholesale distributors through the Company's wholly-owned subsidiary I-Link Systems, Incorporated.

Through its wholly owned subsidiary, MiBridge, Inc. (MiBridge), the Company develops and licenses communications software that supports multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet. MiBridge was acquired during the third quarter of 1997 (see Note 9).

Diagnostic and clinical service, consisting primarily of magnetic resonance imaging (MRI) and ultrasounds, were provided through the Company's wholly-owned subsidiaries Urological Ultrasound Services of Tampa Bay, Inc., Medcross Asia, Ltd, and Waters Edge Scanning Associates, Inc. and partially owned subsidiaries Medcross Imaging, Ltd. (81.75%) and Shenyang Medcross Huamei Medical Equipment Company, Ltd. (51%). On March 23, 1998, the Company's Board of Directors approved a plan to discontinue these operations (see Note 3).

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company incurred a net loss from continuing operations of $27,780,073 for the year ended December 31, 1998, and as of December 31, 1998 had an accumulated deficit of $84,942,815 and negative working capital of $4,487,914. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 1999 to fund ongoing operations and the continued expansion of its private telecommunications network facilities, development and manufacturing of its C4 product and anticipated growth in subscriber base. In order to provide funds towards working capital needs, the Company has entered into two additional financing arrangements with Winter Harbor. The first provides for short-term borrowings of up to $8,000,000 and a $3,000,000 standby letter of credit to guarantee payment on a new $3,000,000 equipment lease (see Notes 7 and 8). As of

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 1 - Description of Business, Principles of Consolidation and Liquidity, continued

December 31, 1998, the Company had received advances under the short term bridge loan of $3,842,000 and had made equipment acquisitions on the new lease of $1,144,000. The remaining $4,158,000 on the Bridge Loan was received subsequent to year-end. Under the second agreement, finalized on April 15, 1999, Winter Harbor agreed to loan to the Company up to $4,000,000 under a note due September 30, 1999. The Company may cause the loan to be exchanged for Series N Preferred Stock. It is the Company's intention to exchange the loan for Series N Preferred Stock or repay this loan from proceeds of the Series N offering. The Company has an option to extend the due date on the $4,000,000 note to April 15, 2000 (see Note 16). In addition, the due date of the Company's prior obligation to Winter Harbor in the amount of $7,768,000, which was due on demand, was extended to April 15, 2000.

Under the $8,000,000 and $3,000,000 financing arrangements, the Company is obligated to offer up to 20,000 shares of a new series of preferred stock (Series N) as part of a rights offering which will be open to the Company's common and preferred stockholders. Each share of Series N preferred stock may be purchased for $1,000. The Company has the option to require that Winter Harbor exchange the outstanding balance on the $8,000,000 financing arrangement for Series N shares. This option is dependent upon the Company mailing the Series N Preferred Stock Rights Offering to its shareholders by the earlier of June 30, 1999 or the third business day following clearance from the Securities and Exchange Commission of the Series N registration statement ("Mailing Date"). In addition, the Company must complete the rights offering by the earlier of August 6, 1999 or the first business day following the 35th calendar day from the Mailing Date. The Company believes it is remote that the Series N Rights Offering will not be completed. Winter Harbor is entitled, but not obligated, to subscribe for any shares of Series N stock which are subject to rights which are not exercised by other stockholders. Winter
Harbor has indicated its intention to subscribe for all unexercised rights. Should all of the Series N Preferred Stock be sold and all $8,000,000 be drawn on the financing arrangement, the net proceeds to the Company after repayment of loan would be approximately $11,500,000. Should the Series N Rights Offering not be completed, or not be fully subscribed to, the Company believes that it would be able to generate adequate cash flow to continue operations through 1999 by arranging alternative financing, reducing expenses and/or selling Company assets.

While the Company believes that the aforementioned sources of funds will be sufficient to fund operations into 2000, the Company anticipates that additional funds will be necessary from public or private financing markets to successfully integrate and finance the planned expansion of the business communications services, product development and manufacturing, and to discharge the financial obligations of the Company. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. There can be no assurance that such financing will be available, that the Company will receive any proceeds from the exercise of outstanding options and warrants or that the Company will not be required to arrange for additional debt, equity or other type of financing.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 2 - Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with financial institutions in Utah, Arizona, New Jersey and Florida, and at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Furniture, fixtures, equipment and software

Furniture, fixtures and equipment and software are stated at cost. Depreciation is calculated using the declining balance method for medical equipment and the straight-line method for all other assets over the following estimated useful lives:

          Telecommunications network equipment              4-6   years
          Furniture, fixtures and office equipment          3-6   years
          Software                                          3   years

Betterments and renewals that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

Intangible assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if an impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized based on the fair value of the asset. During 1997, the Company wrote off $860,305 in unrecoverable intangible assets. The write off is included in selling, general and administrative expense. There were no such write offs for 1998 and 1996. Amortization of intangible assets is calculated using the straight-line method over the following periods:

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

During the second quarter of 1997 the Company launched a network marketing channel to market its telecommunication services. Marketing services revenues from the network marketing channel primarily include revenues recognized from independent representatives ("IRs") for promotional and presentation materials and national conference registration fees. IRs enter into a standard written independent sales representative agreement with the Company and pay a fee of either $50 or $295 based on selected options for sales and marketing materials and on-going administrative support. Marketing services revenue is generally recognized at the time services are provided or products are shipped. The portion of the sign-up fee relating to on-going administrative support is deferred and recognized over twelve months. Marketing services revenues are presented net of estimated refunds on returns of network marketing materials.

Technology licensing and development revenues are generally recognized as products are shipped or services are performed. Revenues on long-term development projects are recognized under the percentage of completion method of accounting and are based upon the level of effort expended on the project, compared to total costs related to the contract.

The Company recognized revenue from health care services (discontinued operations) at the time services were performed, net of contractual allowances based on agreements with third party payers.

Computer software costs

Effective January 1, 1999 the Company adopted Statement of Position No. 98-1 (SOP 98-1),"Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP was issued to address the diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. In accordance with SOP 98-1, effective January 1, 1999, the Company will capitalize material costs associated with developing computer software for internal use. Previously these costs were recognized as a current expense. Purchased computer software for internal use is capitalized and amortized over the expected useful life, usually three years. The impact of applying this standard is not expected to be material to the consolidated financial position or results of operations of the Company.

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

Net loss per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for 1998, 1997 and 1996, basic and diluted loss per share are the same. Basic and diluted loss per common share for 1998, 1997 and 1996 were calculated as follows:

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 2 - Summary of Significant Accounting Policies, continued

                                        1998           1997           1996
                                    -------------  -------------  ------------
  Loss from continuing operations   $(27,780,073)  $(28,667,692)  $(22,163,977)
  Cumulative preferred stock
   dividends not paid in
   current year                      ( 2,065,894)   ( 1,159,589)   (   343,629)
  Deemed preferred stock dividends
   on Class E and Class F
   convertible redeemable preferred
   stock                             ( 7,774,759)             -              -
  Deemed preferred stock dividend
   on Class M convertible cumulative
   redeemable preferred stock                  -    (88,533,450)             -
  Deemed preferred stock dividend
   on Class C convertible cumulative
   redeemable preferred stock                  -              -    (20,880,000)
  Dividend paid on Class F
   redeemable preferred stock        (       489)             -              -
                                      ----------    -----------     ----------
  Loss from continuing  operations
   applicable to Common Stock       $(37,621,215) $(118,360,731)  $(43,387,606)
                                      ==========    ===========     ==========

  Loss from discontinued operations $(   178,006) $(  1,191,009)  $(   900,263)
                                      ==========    ===========     ==========
  Weighted average shares
   outstanding                        17,627,083     11,756,249      6,780,352
                                      ==========    ===========     ==========
  Loss from continuing operations   $      (2.13) $      (10.07)  $      (6.40)
  Loss from discontinued operations        (0.01)        ( 0.10)         (0.13)
                                      ----------    -----------     ----------
Net loss per common share           $      (2.14) $      (10.17)  $      (6.53)
                                      ==========    ===========     ==========

The deemed preferred stock dividends on Class E and Class F convertible cumulative redeemable preferred stock equal the sum of the difference between the conversion price per common share per the agreements and the market price of the Common Stock as of the date the agreements were finalized and the difference between the fair value of the Class F redeemable preferred stock issued and the carrying value of the Class E stock at the date of redemption.

The deemed preferred stock dividend on Class C convertible cumulative redeemable preferred stock is calculated as the difference between the conversion price per common share per the private offering memorandum and the market price for the Common Stock on the date the preferred shares were sold. The deemed preferred stock dividend on Class M convertible cumulative redeemable preferred stock is calculated as the difference between the

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 2 - Summary of Significant Accounting Policies, continued


conversion price per common share per the agreement and the market price of the Common Stock as of the date the agreement was finalized, plus the fair value of the warrants issuable in connection with the preferred stock investment. The deemed dividends on Class C, E, F and M preferred stock are implied only and do not represent obligations to pay a dividend.

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of December 31:

                                                  1998       1997       1996
                                               ---------- ---------- ----------
Assumed conversion of Class B
 preferred stock                                    -            -      183,542
Assumed conversion of Class C
 preferred stock                            1,057,224    2,759,016    5,760,000
Assumed conversion of Class D
 preferred stock                                    -      383,108            -
Assumed conversion of Class F
 redeemable preferred stock                 4,909,001            -            -
Assumed conversion of Class M
 redeemable  preferred stock                5,951,795    4,400,000            -
Assumed conversion  of convertible debt     3,820,954            -            -
Assumed conversion of warrants
 issued on  convertible debt                5,000,000            -            -
Assumed exercise of options and warrants
 to purchase shares of Common Stock        30,265,670   20,998,872    5,761,295
                                           ----------   ----------   ----------
                                           51,004,644   28,540,996   11,704,837
                                           ==========   ==========   ==========

As of December 31, 1998, Winter Harbor, the sole holder of Series M Redeemable Preferred Stock, held warrants, exercisable at any time, for the purchase of up to 18,224,171 shares of Common Stock. In addition, should Winter Harbor elect to exchange its $7.768 million in promissory notes into additional shares of Series M Redeemable Preferred Stock, it is entitled to receive additional warrants to purchase 5,000,000 shares of Common Stock. The exercise prices of all of such warrants varied at the time of their respective issuance, however, all are subject to adjustment downward to equal the market price of Common Stock in the event the Common Stock market price is below the original exercise price at the time of exercise, subject to an exercise price lower limit of the lesser of the original exercise price or $2.75 per share.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 2 - Summary of Significant Accounting Policies, continued

Segment reporting

In 1998, the Company adopted Statement of Financial Accounting Standards
(FAS) 131, "Disclosures about Segments of an Enterprise and Related
Information".   FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.
FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 14).

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

Reclassifications

Certain balances in the December 31, 1997 and 1996 financial statements have been reclassified to conform to current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.


Note 3 - Discontinued operations

On March 23, 1998, the Company's Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its efforts on the sale of telecommunication services and technology licensing. The Company has sold principally all of the fixed assets and intends to sell all of the remaining assets of the medical services subsidiaries, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries. During 1998 the Company received $310,000 from the sale of assets from the medical services subsidiaries. In January 1999, the Company sold additional assets for $15,000 and a note receivable of $35,000. As of December 31, 1998, there were no significant revenue generating activities remaining from the medical services operations. On-going administrative costs include payroll and office rent associated with collecting outstanding accounts receivable and oversight of the final close out procedures. These anticipated costs had been previously accrued for as part of the expected ultimate loss on disposal.

The results of the medical services operations have been classified as

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 3 - Discontinued operations, continued

discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets - discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows:

                                                         1998         1997
                                                      ----------   ----------
        Assets:
          Current assets:
            Cash and cash equivalents                 $   57,924   $   84,050
            Accounts receivable                          941,508    1,033,376
            Inventory                                    555,291      555,939
            Other                                         15,217       24,951
                                                       ---------    ---------
               Total current assets                    1,569,940    1,698,316
                                                       ---------    ---------
          Furniture, fixtures and equipment, net         363,345      958,153
          Intangible assets, net                               -      391,757
          Other non-current assets                         6,230        8,706
                                                       ---------    ---------
            Total assets                               1,939,515    3,056,932
                                                       ---------    ---------
        Liabilities:
          Current liabilities:
            Accounts payable and accrued liabilities   1,070,396    1,781,541
            Notes payable                                241,661      412,126
                                                       ---------    ---------
              Total current liabilities                1,312,057    2,193,667

          Other liabilities                              210,087      267,888
                                                       ---------    ---------
              Total liabilities                        1,522,144    2,461,555
                                                       ---------    ---------
        Net assets - discontinued operations          $  417,371   $  595,377
                                                       =========    =========

Revenues of the discontinued operations were $1,445,376, $2,309,099 and $2,212,544 for 1998, 1997 and 1996, respectively. The net assets of the discontinued operations as of December 31, 1998 are shown as current in the consolidated balance sheet as it is anticipated the remaining assets of the medical services businesses will be sold in the second quarter of 1999.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 4 - Certificates of deposit - restricted

As of December 31, 1998, the Company has $542,285 in restricted certificates of deposit (CDs). The CDs collateralize certain lease agreements, including equipment purchase and facilities leases. All of the CDs are held in escrow and bear interest which is paid to the Company. During 1998, restricted CDs totaling $1,345,215 were released to the Company in accordance with the lease agreements. Of the remaining CDs held in escrow, $378,160 will be released to the Company during 1999 and are classified as a current asset in the consolidated balance sheet.


Note 5 - Furniture, fixtures, equipment and software

Continuing operations

Furniture, fixtures, equipment and software relating to continuing operations consisted of the following at December 31:

                                                      1998           1997
                                                  ------------   ------------
  Telecommunications network equipment            $ 4,558,946    $ 2,628,422
  Furniture, fixtures and office equipment          2,430,663      1,792,958
  In-process system development costs               2,284,574              -
  Software and information systems                    351,728        195,188
                                                    ---------      ---------
                                                    9,625,911      4,616,568
  Less accumulated depreciation and amortization   (2,363,130)    (1,064,651)
                                                    ---------      ---------
                                                  $ 7,262,781    $ 3,551,917
                                                    =========      =========

Included in telecommunications network equipment are $1,730,215 and $605,609 in assets acquired under capital lease at December 31, 1998 and 1997. Accumulated amortization on these leased assets was $538,954 and $341,602 at December 31, 1998 and 1997. At December 31, 1998, in-process system development costs of $2,284,574 have been capitalized and are not being amortized as the development is still in process.

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its furniture, fixtures, equipment and software may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if an impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized based on the fair value of the asset. There were no such write-offs in 1998, 1997 or 1996.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 5 - Furniture, fixtures, equipment and software, continued

As of April 1999 the Company is evaluating the functionality and progress of the billing and operations information system (in-process system development costs) being developed by an outside vendor. The Company is determining whether the system will ultimately meet its needs and whether to proceed with the project. Should the Company decide not to continue with the system development, the asset would be written down to its appropriate carrying value. The Company feels its current systems are adequate to continue supporting its operations in the event the Company determines to not proceed with the development.

Discontinued operations

Furniture, fixtures and equipment relating to discontinued operations consisted of the following at December 31:

                                                      1998           1997
                                                  ------------   ------------
   Medical services equipment                     $   836,885    $ 3,082,756
   Furniture, fixtures and office equipment           383,269        388,191
                                                    ---------      ---------
                                                    1,220,154      3,470,947
   Less accumulated depreciation                   (  856,809)    (2,512,794)
                                                    ---------      ---------
                                                  $   363,345    $   958,153
                                                    =========      =========


Note 6 - Intangible Assets

Intangible assets consisted of the following at December 31:

                                                      1998           1997
                                                  ------------   ------------
   Acquired technology                            $ 1,450,000    $ 1,450,000
   Excess acquisition cost over fair
    value of net assets acquired                   11,072,138     11,072,138
   Other intangible assets                          1,203,200      1,203,200
                                                   ----------     ----------
                                                   13,725,338     13,725,338
   Less accumulated amortization                  ( 4,304,955)   ( 1,411,258)
                                                   ----------     ----------
                                                 $  9,420,383   $ 12,314,080
                                                   ==========     ==========

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 7 - Long-term debt

Continuing operations

Long-term debt relating to continuing operations, the carrying value of which approximates market, consists of the following at December 31:

                                                      1998           1997
                                                  ------------   ------------
Note payable to MCI, interest at 7.0%,
payable in  monthly installments of $250,436      $   987,301    $ 2,358,757

Notes payable to prior owners of MiBridge,
interest at 8.0%, payable in quarterly
installments of $250,000, collateralized
by Common Stock of MiBridge                           500,000      1,500,000

Note payable to Winter Harbor, payable
April 15, 2000, interest at prime plus four
percent (11.75% at December 31, 1998)               7,768,000              -

Bridge note payable to Winter Harbor, interest
at prime plus four percent (11.75% at December
31, 1998), increasing to prime plus seven
percent, principal balance due October 31,
1999, net of debt discount of $904,574              2,937,138              -

Note payable to a finance company, interest
at 4.60% payable in monthly installments of
$5,051                                                 59,130              -

Other                                                   4,000          4,000
                                                   ----------     ----------
                                                   12,255,569      3,862,757
Less current portion                              ( 4,487,569)   ( 2,008,416)
                                                   ----------     ----------
Long-term debt, less current portion             $  7,768,000   $  1,854,341
                                                   ==========     ==========

In May 1998, the Company and MCI agreed to restructure the existing note payable to provide for a fixed monthly payment of $250,436, instead of the original escalating monthly payment schedule which required a balloon payment in April 1999. All other terms of the note remained the same.

During 1998, the Company obtained an aggregate of $7.768 million in new interim debt financing from Winter Harbor, L.L.C. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 6,740,000 warrants to purchase Common Stock of the Company at exercise prices ranging

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 7 - Long-term debt, continued

from $5.50 to $7.22 (Loan Warrants) based upon 110% of the closing price of the Common Stock on the day loan funds were advanced. The warrants have exercise periods of 7.5 years from issuance. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. Pursuant to the terms of the loan agreement with Winter Harbor, the initial borrowings of $5,768,000 were payable upon demand by Winter Harbor no earlier than May 15, 1998, and were collateralized by essentially all of the assets of the Company's subsidiaries. As the loan was not repaid by May 15, 1998, the total loan, including additional borrowings of $2,000,000 obtained in the second quarter, continued on a demand basis with interest accruing at prime plus four percent. On April 15, 1999, Winter Harbor agreed that it will not demand payment under the notes prior to April 15, 2000. Additionally, Winter
Harbor has the right at any time until the loan is repaid to elect to convert the unpaid balance of the loan into additional shares of the Company's Series M Redeemable Preferred Stock, reduce the exercise price of the 6,740,000 Loan Warrants to $2.50 per share, and receive an additional 5,000,000 warrants to purchase Common Stock of the Company at an exercise price of $2.50 per share.

During 1998, the Company recorded $7,274,000 as a discount against the new Winter Harbor debt representing the relative fair value attributed to the new warrants, the change of the exercise period on prior warrants and the equity instruments associated with the assumed conversion of the debt into equity. The debt discount was amortized over the original terms of the respective borrowings.

On January 15, 1999, I-Link entered into a formal agreement with Winter Harbor for additional financing. Advances were made against the anticipated financing agreement prior to January 15, 1999. The financing arrangement consists of an $8,000,000 bridge loan facility (Bridge Loan) and a $3,000,000 standby letter of credit to secure additional capital leases of equipment and telephone lines relative to the expansion of the Company's telecommunications network (see Note 8). As of December 31, 1998, the amount borrowed under the Bridge Loan was $3,841,712. Any unsatisfied obligations under the Bridge Loan will come due on October 31, 1999. The Company has the option to require that Winter Harbor exchange the Bridge
Loan balance for shares of a new series of preferred stock (see Note 1).
The Bridge Loan accrues interest at a variable rate of prime plus a spread beginning at 4 points through and including February 9, 1999, and increasing 1 point every three months thereafter, to a maximum of 7 points.

As additional consideration for making the $8,000,000 Bridge Loan and $3,000,000 standby letter of credit, the Company granted warrants to purchase Common Stock to Winter Harbor. Initially, Winter Harbor receives one warrant for every $10 borrowed from Winter Harbor. If the loan is not repaid by April 26, 1999, the number of warrants will increase in total to 10 warrants for every $10 borrowed. The warrants have 7.5 year exercise periods with an exercise price of the lower of (a) $2.78, (b) the average trading price for any 20 day period subsequent to the issuance of the warrants, (c) the price

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 7 - Long-term debt, continued

at which new shares of Common Stock or Common Stock equivalents are issued, or (d) the exercise price of any new options, warrants, preferred stock or other convertible security. The exercise price is subject to a $1.25 floor. On April 14, 1999, the shareholders voted to approve a plan of financing which includes issuing the full 10 warrants for each $10 borrowed under the Bridge Loan and standby letter of credit should management elect to not repay the amounts owing prior to April 26, 1999 (see Note 16). The Company does not anticipate repaying the loan before April 26, 1999. Winter Harbor has waived certain debt covenant violations under the $8,000,000 Bridge Loan.
As of December 31, 1998, the Company has granted to Winter Harbor warrants to purchase 684,171 shares of Common Stock based on borrowings under the Bridge Loan and standby letter of credit to that date.

During 1998, the Company recorded $1,032,634 as a discount against borrowings on the new $8,000,000 Bridge Loan representing the relative fair value attributed to the Bridge Loan warrants issued in 1998. The debt discount is being amortized over the term of the Bridge Loan, or leases as applicable. During 1998, $128,059 of debt discount was amortized.

On June 6, 1997, the Company entered into a term loan agreement and promissory note with Winter Harbor, LLC, pursuant to which Winter Harbor agreed to loan to the Company the principal sum of $2,000,000 for capital expenditure and working capital purposes. As further consideration for Winter Harbor's commitment to make the loan, the Company granted to Winter Harbor a warrant to purchase up to 500,000 shares of Common Stock of the Company at a purchase price of $4.97 per share, subject to adjustment, pursuant to the terms of a warrant agreement between the parties. The loan warrant expires on March 11, 2002, and contains demand and piggyback registration rights and customary anti-dilution terms.

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

The entire amount of these two loans ($5.0 million) was exchanged for Series M Redeemable Preferred Stock on October 10, 1997 (see Note 12). A portion of the proceeds received was allocated based upon the relative fair value of the warrants issued in connection with these loans and reflected as a debt discount of $2,371,575, which was amortized to expense in 1997.

Discontinued operations

Long-term debt relating to discontinued operations, the carrying value of which approximates market, consists of the following at December 31:

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 7 - Long-term debt, continued

                                                      1998           1997
                                                  ------------   ------------
Note payable to a related party, interest at
10.5%, payable on demand                          $         -    $   175,682

Note payable to a bank, interest payable at
3/4% above prime rate (8.5% at December 31, 1997)           -        236,444

Note payable, interest at 12%, interest payable
monthly principle balance due April 10, 1999,
collateralized by accounts receivable and
general assets of the Company                         241,661              -
                                                      -------        -------
                                                      241,661        412,126
Less current portion                                 (241,661)      (412,126)
                                                      -------        -------
Long-term debt, less current portion                $       -      $       -
                                                      =======        =======

Note 8 - Commitments under long-term leases

The Company leases a variety of equipment, fiber optics and facilities used in its operations. The majority of these lease agreements are with two creditors. During 1998, Winter Harbor obtained a letter of credit totaling $3,000,000 to guarantee payment on a new lease agreement providing for equipment purchases of up to $3,000,000. As of December 31, 1998, the Company had acquired $1,144,066 in assets under this lease. Payments to another creditor are collateralized by letters of credit totaling approximately $192,000 (see Note 4).

Agreements classified as operating leases have terms ranging from one to six years. The Company's rental expense for operating leases was approximately $2,900,000, $2,850,000 and $1,320,000 for 1998, 1997 and 1996, respectively.

Future minimum rental payments required under non-cancelable capital and operating leases with initial or remaining terms in excess of one year consist of the following at December 31, 1998:

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 8 - Commitments under long-term leases, continued

                                                      Capital      Operating
                                                      Leases        Leases
                                                   ------------   ------------
     Year ending December 31:
             1999                                  $   641,000    $ 2,251,000
             2000                                      172,000      2,869,000
             2001                                      172,000      2,645,000
             2002                                      172,000        443,000
             2003                                      172,000        354,000
             Thereafter                                      -              -
                                                     ---------      ---------
     Total minimum payments                          1,329,000    $ 8,562,000
     Less amount representing interest              (  152,023)     =========
                                                     ---------
     Present value of net minimum lease payments     1,176,977
     Less current portion                           (  573,044)
                                                     ---------
     Long-term obligations under capital leases    $   603,933
                                                     =========

Subsequent to year-end, the Company acquired approximately $1,800,000 in additional assets under its new $3,000,000 lease agreement. The lease terms are for two and five years and will result in increased monthly payments of approximately $45,000.

In January 1999, the Company entered into an agreement with a national carrier to lease local access spans. The three-year agreement includes minimum usage commitments of $1,512,000 during the first year and $2,160,000 in the second and third years. If the Company were to terminate the agreement early, it would be required to pay any remaining first year minimum monthly usage requirements and pay 25 percent of any remaining second and third year minimum monthly usage requirements.


Note 9 - Acquisition of subsidiaries

I-Link Worldwide, Inc.

In February 1996, the Company closed its acquisition of all of the issued and outstanding Common Stock of I-Link Worldwide Inc., a Utah corporation from ILINK, Ltd., a Utah limited partnership, in exchange for the issuance of an aggregate of 4,000,000 shares of Common Stock of the Company. The acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired enterprise are included in the consolidated financial statements beginning February 13, 1996. Pursuant to the terms of the stock purchase agreement, 1,400,000 shares of the Common Stock were issued at the time of acquisition. In August 1996, 1,600,000

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 9 - Acquisition of subsidiaries, continued

shares of Common Stock were released from escrow upon the receipt of proceeds from the completion of the Company's offering of Class C Preferred Stock.

The acquisition cost relating to the first 3,000,000 shares issued of $12,600,000 and the assumed net liabilities of $2,003,000 was allocated to acquired in-process research and development and software technology. These were expensed as technological feasibility of the in-process technology had not yet been established and the software technology had no alternative future use.

The remaining 1,000,000 shares of Common Stock were released from escrow in the second quarter of 1997 as the Company's annual revenues exceeded $1,000,000. The value of the Common Stock issued was $8,875,000 (based on the closing market price of the Company's Common Stock on June 30, 1997) and has been recorded in the consolidated financial statements as an intangible asset representing the excess cost over fair value of net assets acquired which is being amortized using the straight-line method over five years.

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

The net purchase price was allocated to the tangible net liabilities of $135,000 (based on their fair market value) with the excess acquisition cost over fair value of assets acquired of $2,550,000 allocated to intangible assets. The intangible assets are being amortized over periods ranging between three and ten years. The fair values of assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 9 - Acquisition of subsidiaries, continued

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
                                                      =========

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 10 - Income taxes

The Company recognized no income tax benefit from its losses in 1998, 1997 and 1996.

The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to loss before taxes for the following reasons:

                                    1998            1997            1996
                                -------------   -------------   -------------
Expected federal statutory      $( 9,505,747)   $(10,151,958)   $( 7,841,842)
  tax benefit
Increase (reduction) in
  taxes resulting from:
    State income taxes           (   734,464)    (   360,059)    (   673,059)
    Non-deductible litigation
      settlement expense                   -               -         279,140
    Non-deductible interest on
      certain notes                2,516,700         915,136         661,300
    Non-deductible intangible
      assets from acquisitions             -       5,561,039               -
    Exercise of stock options
      issued for services        (   583,743)    (    47,998)              -
    Change in valuation
      allowance                    8,301,669       4,069,760       7,559,551
    Other                              5,585          14,080          14,910
                                  ----------      ----------      ----------
                                $          -    $          -     $         -
                                  ==========      ==========      ==========

At December 31, 1998 the Company had net operating loss carryforwards for both federal and state income tax purposes of approximately $46,300,000. The net operating loss carryforwards will expire between 2011 and 2019 if not used to reduce future taxable income.

The components of the deferred tax assets and liability as of December 31, 1998 and 1997 are as follows:

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 10 - Income Taxes, continued

                                                    1998            1997
                                                -------------   -------------
     Deferred tax assets:
       Tax net operating loss carryforwards     $ 17,267,294    $  9,582,452
       Acquired in-process research and
         development and intangible assets         1,714,785       1,047,675
       Amortization of deferred compensation
         on stock options                          1,352,226         920,329
       Reserve for loss on disposal of
         discontinued operations                     138,235         375,780
       Reserve for accounts receivable and
         inventory valuation                         693,338         458,404
       Accrued officers wages                        235,969          53,712
       Accrued interest on related party debt              -          16,453
       Reserve for product returns                         -         243,047
       Other                                          37,187          98,062
       Valuation allowance                       (20,988,271)    (12,686,602)
                                                  ----------      ----------
         Total deferred tax asset                    450,763         109,312
                                                  ----------      ----------
     Deferred tax liability:
       Excess tax depreciation and amortization  (   450,763)    (   109,312)
                                                  ----------      ----------
         Total deferred tax liability            (   450,763)    (   109,312)
                                                  ----------      ----------
     Net deferred tax asset                     $          -    $          -
                                                  ==========      ==========

The valuation allowance at December 31, 1998 and 1997 has been provided to reduce the total deferred tax assets to the amount which is considered more likely than not to be realized, primarily because the Company has not generated taxable income from its business communications services. The change in the valuation allowance is due primarily to the increase in net operating loss carryforwards. It is at least reasonably possible that a change in the valuation allowance may occur in the near term.


Note 11 - Legal proceedings

A complaint was filed on April 12, 1996 by JW Charles Financial Services, Inc. (JWC) against the Company in which JWC alleged that the Company breached the terms of a warrant to purchase 331,000 shares of the Company's Common Stock (JWC Warrant) by failing to prepare and file with the Securities and Exchange Commission (SEC) a registration statement covering the Common Stock underlying the JWC Warrant. JWC was seeking specific performance, i.e. registering the shares with the SEC, and monetary damages. On April 11, 1997 the Company reached an agreement in principle relating to the settlement of

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 11 - Legal proceedings, continued

the lawsuit. The lawsuit was dismissed in the second quarter of 1997 upon payment of $600,000 to JWC in consideration for the JWC Warrant. The JWC Warrant was purchased by an investor group led by the Company's general
counsel and its treasurer and chief financial officer.   The Company's funds
were not utilized. In connection with the purchase of the JWC Warrant, the Company granted certain additional consideration to the investor group, including new warrants to purchase 175,000 shares of Common Stock at an exercise price of $2.50 per share. The new warrants have registration rights and anti-dilution provisions. The Company recorded the settlement in 1996 as a charge against earnings in the amount of $821,000, representing the fair value of the new warrants.


Note 12 - Stockholders' equity

Preferred stock

In August 1996, the Company filed with the State of Florida an Amendment to the Articles of Incorporation amending the designation of 240,000 shares of preferred stock as Class C Convertible Cumulative Preferred Stock (the "Class C Preferred Stock"). The Class C Preferred Stock has a par value of $10 per share and holders are entitled to receive cumulative preferential dividends equal to 8% per annum of the liquidation preference per share of $60.00. Unless previously redeemed, the Class C Preferred Stock is convertible into shares of the Company's Common Stock ("Conversion Shares"), at any time commencing November 21, 1996, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $60 divided by the lower of (i) $2.50, or (ii) the closing bid price for any five consecutive trading days during the period commencing on September 6, 1996 and ending on March 5, 1998 (subject to certain anti-dilution adjustments). The Class C Preferred Stock is redeemable at any time prior to September 6, 2000, at the option of the Company at a redemption price equal to $60 per share plus accrued and unpaid dividends, provided (i) the Conversion Shares are covered by an effective registration statement; and (ii) during the immediately preceding thirty (30) consecutive trading days ending within fifteen (15) days of the date of the notice of redemption, the closing bid price of the Company's Common Stock is not less than $8.00 per share. The Class C Preferred Stock is redeemable at any time after September 6, 2000, at the option of the Company at a redemption price equal to $90 plus accrued and unpaid dividends, provided the Conversion Shares are covered by an effective registration statement or the Conversion Shares are otherwise exempt from registration. During the years ending December 31, 1998 and 1997, 70,908 and 125,041 shares, respectively, of Class C Preferred Stock had been converted into common shares. At December 31, 1998 and 1997, 44,051 and 114,959 Class C Preferred Shares were outstanding.

In August 1997, the Company completed its acquisition of MiBridge. As partial consideration for 100 percent of the outstanding stock of MiBridge, the Company agreed to issue 1,000 shares of Series D Preferred Stock to the prior owners of MiBridge. The Series D Preferred shares were issued in

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 12 - Stockholders' equity, continued

October 1997 after the October 7, 1997 annual meeting where the shareholders approved and adopted an amendment to the Company's articles of incorporation increasing the number of authorized shares of Preferred Stock from 500,000 to 10,000,000 and the number of authorized shares of Common Stock from 20,000,000 to 75,000,000. The preferred stock was convertible into such a number of common shares as shall equal the sum of $6,250,000 divided by the lower of $9.25 or the average closing bid price of the Company's Common Stock for the five consecutive trading days immediately preceding the conversion date. The Series D Preferred shares are not entitled to dividends. During the years ending December 31, 1998 and 1997, 567 and 433 shares, respectively, of Class D preferred stock were converted into a total of 1,092,174 shares of Common Stock. As of December 31, 1998 and 1997, 0 and 567 shares of Class D Preferred Stock remained unconverted and outstanding.

On October 10, 1997, the Company closed an agreement with Winter Harbor pursuant to which Winter Harbor invested $12,100,000 in a new series of the Company's convertible preferred stock. Winter Harbor purchased approximately 2,545 shares of Series M Redeemable Preferred Stock, originally convertible into approximately 2,545,000 shares of Common Stock, for an aggregate cash consideration of approximately $7,000,000 (equivalent to $2.75 per share of Common Stock). The agreement with Winter Harbor also provided for the purchase of approximately 1,855 additional shares of Series M Redeemable Preferred Stock, originally convertible into approximately 1,855,000 shares of Common Stock. Such additional shares of Series M Redeemable Preferred Stock were paid for by Winter Harbor exchanging $5,000,000 in outstanding notes payable and accrued interest of approximately $100,000. As additional consideration for its equity investment in Series M Redeemable Preferred Stock, Winter Harbor was issued additional warrants by the Company to acquire
(a) 2,500,000 shares of Common Stock at an exercise price of $2.75 per share,
(b) 2,500,000 shares of Common Stock at an exercise price of $4.00 per share, and (c) 5,000,000 shares of Common Stock at an exercise price of $4.69 per share. All of the warrants have demand registration rights and anti-dilution rights and contain cashless exercise provisions.

The Series M Redeemable Preferred Stock is entitled to receive cumulative dividends in the amount of 10% per annum before any other class of preferred (other than Class F) or Common Stock receives any dividends. Thereafter, the Series M Redeemable Preferred Stock participates with the Common Stock in the issuance of any dividends on a per share basis. The Series M Redeemable Preferred Stock will have the right to veto the payment of dividends on any other class of stock. The Series M Redeemable Preferred Stock is convertible at any time prior to the fifth anniversary of its issuance, at the sole option of Winter Harbor, and automatically converts at that date if not converted previously.

If automatically converted on the fifth anniversary, the conversion price will be the lower of $2.75 per share or 50% of the average closing bid price of the Common Stock for the ten trading days immediately preceding the conversion date.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 12 - Stockholders' equity, continued

The basis for discretionary conversion, or the conversion price for automatic conversion, shall be adjusted upon the occurrence of certain events, including without limitation, issuance of stock dividends, recapitalization of the Company or the issuance of stock by the Company at less than the fair market value thereof. As of December 31, 1998, the conversion price of the Series M Redeemable Preferred Stock was reduced to $2.033 as a result of shares of Series F preferred shares being converted at that price. The Series M Redeemable Preferred Stock will vote with the Common Stock on an as-converted basis on all matters which are submitted to a vote of the stockholders, except as may otherwise be provided by law or by the Company's Articles of Incorporation or By-Laws; provided, however, that the Series M Redeemable Preferred Stock will have the right to appoint two members of the Company's board of directors. Furthermore, the Series M Redeemable Preferred Stock shall have the right to be redeemed at fair market value in the event of a change of control of the Company, shall have preemptive rights to purchase securities sold by the Company, and shall have the right to preclude the Company from engaging in a variety of business matters without the concurrence of Winter Harbor, including without limitation: mergers, acquisitions and disposition of corporate assets and businesses, hiring or discharging key employees and auditors, transactions with affiliates, commitments in excess of $500,000, the adoption or settlement of employee benefit plans and filing for protection from creditors. As of December 31, 1998, all 4,400 shares of the Company's Class M redeemable preferred stock remain issued and outstanding.

Because the above redemption provisions are not entirely within the control of the Company, the Series M Redeemable Preferred Stock is presented as a separate line item above stockholders' equity.

On July 9, 1998 the Company obtained a $10 million equity investment, net of $530,000 in closing costs, from JNC Opportunity Fund Ltd. ("JNC"). Under the original terms of the equity investment, JNC purchased 1,000 shares of the Company's newly created 5% Series E Convertible Preferred Stock, which were convertible into the Company's common shares at a conversion price of the lesser of 110% of the market price of the Company's publicly traded common shares as of the date of closing, and 90% of a moving average market price at the time of conversion. In addition, JNC obtained a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $5.873 (equal to 120% of the market price of the Company's publicly traded common shares as of the date of closing).

On July 28, 1998, the terms of the JNC equity investment were amended to provide a floor to the conversion price, and to effect the amendment the Company created a 5% Series F Convertible Preferred Stock for which the
Series E Preferred Shares originally issued to JNC were exchanged one for one. Pursuant to the amendment, the Series F Preferred Shares were originally convertible into common shares at a conversion price of the lesser of $4.00 per common share or 87% of a moving average market price of the Company's common shares at the time of conversion, subject to a $2.50 floor. The
Series F Preferred Shares provide for adjustments in the initial conversion

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 12 - Stockholders' equity, continued

price and as of December 31, 1998, the conversion price has been adjusted to the lesser of $3.76 or 81% of a moving average market price of the Company's common shares at the time of conversion. In the event the market price remains below $2.50 for five consecutive trading days, the floor will be re-set to the lower rate, provided, however, that the floor shall not be less than $1.25. As of December 31, 1998, the floor had been reset to $2.033. JNC also received an additional warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $4.00 per common share. The Series F Preferred shares may be converted at any time, are automatically converted at the end of three years, and are subject to specific provisions that would prevent any issuance of I-Link Common Stock at a discount if and to the extent that such shares would equal or exceed in the aggregate 20 percent of the number of common shares outstanding on July 9, 1998 absent shareholder approval as contemplated by the Nasdaq Stock Market Non-Quantitative Designation Criteria.

JNC may not convert shares of Series F Redeemable Preferred Stock (or receive related dividends in Common Stock) to the extent that the number of shares of Common Stock beneficially owned by it and its affiliates after such conversion or dividend payment would exceed 4.999% of the issued and outstanding shares following such conversion. This limitation applies to the number of shares of Common Stock held at any one time and does not prevent
JNC from converting some of its shares of Series F Redeemable Preferred Stock, selling the Common Stock received, then, subject to the aforementioned limitation, converting additional shares of Series F Redeemable Preferred Stock. The 4.999% limitation may be waived by JNC upon 75 days notice to the Company.

In certain instances, including a change in control of the Company in excess of 33% and if stock is not listed on NASDAQ or a subsequent market or is suspended for more than three non-consecutive trading days, the holders of the Series F Preferred Stock may require that the Company redeem their Series F Preferred Stock. Because these redemption provisions are not entirely within the control of the Company, the Series F Preferred Stock is presented as a separate line item above stockholders' equity.

In addition, the Company issued warrants to purchase 75,000 shares of the Company's Common Stock at a price of $4.89 per share to two individuals as a brokerage fee in connection with the JNC equity investment.

On December 28, 1998, JNC converted two shares of Series F Redeemable Preferred Stock into 10,004 shares of Common Stock. In addition, JNC was paid a stock dividend of 240 shares of Common Stock on the two shares which were converted. As of December 31, 1998, 998 shares of Series F Redeemable Preferred Stock remain issued and outstanding. As of April 9, 1999, JNC had converted a total of 141 shares of Series F Redeemable Preferred Stock into Common Stock.

At December 31, 1997, 9,512,650 of the 10,000,000 shares of preferred stock authorized remain undesignated and unissued. Dividends in arrears at

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 12 - Stockholders' equity, continued

December 31, 1998 were $472,709, $242,577 and $1,481,836 for Class C, F and
M Preferred Stock, respectively.


Note 13 - Stock-based compensation plans

At December 31, 1998 the Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed option plans. On December 13, 1998, the Board of Directors approved a repricing of all options to purchase Common Stock with exercise prices above $3.90 held by current employees, directors and consultants of the Company. As a result, the exercise price on options to purchase 6,475,000 shares of Common Stock were reduced to $3.90. The options had original exercise prices of between $4.375 and $9.938. All other terms of the various option agreements remained the same. The closing price of the Company's Common Stock on December 13, 1998 was $2.56.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans and based on the incremental fair value associated with the repricing of options consistent with the method outlined by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated as follows:

                                 1998            1997            1996
                            -------------   -------------   -------------
     Net loss as reported   $(27,958,079)   $(29,858,701)   $(23,064,240)
                              ==========      ==========      ==========
     Net loss pro-forma     $(38,224,529)   $(37,753,358)   $(25,563,988)
                              ==========      ==========      ==========
     Basic and diluted loss
      per share as reported $      (2.14)   $     (10.17)   $      (6.53)
                              ==========      ==========      ==========
     Basic and diluted loss
      per share pro-forma   $      (2.73)   $     (10.84)   $      (6.90)
                              ==========      ==========      ==========

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 103%, 100% and 103% in 1998, 1997, and 1996, respectively, risk free rates ranging from 4.26% to 5.67%, 6.02% to 6.88%, and 5.70% to 6.85% in 1998, 1997, and 1996, respectively, expected lives of 3 years for each year, and dividend yield of zero for each year.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 13 - Stock-based compensation plans, continued

                          1998                 1997                  1996
                --------------------- --------------------- --------------------
                             Weighted              Weighted             Weighted
                  Options    Average     Options   Average    Options   Average
                    and      Exercise      and     Exercise    and      Exercise
                  Warrants    Price      Warrants    Price    Warrants   Price
                ------------ -------- ------------ -------- ----------- --------
Outstanding
 at beginning
 of year         20,998,872    $4.68    5,761,295   $5.14      850,169   $1.78
Granted           9,978,671     5.48   15,526,000    4.45    5,322,000    1.87
Exercised       (   399,540)    1.71  (    79,923)   1.73   (  188,724)   2.02
Expired         (   145,834)    5.42  (    14,584)   6.75            -       -
Forfeited       (   166,499)    6.67  (   193,916)   5.68   (  222,150)   2.82
                 ----------     ----   ----------    ----    ---------    ----
Outstanding at
 end  of year    30,265,670    $4.54   20,998,872   $4.68    5,761,295   $5.14
                 ==========     ====   ==========    ====    =========    ====
Options and
 warrants
 exercisable
 at year end     24,479,374            14,873,577            2,153,294
                 ==========            ==========            =========
Weighted-average
 fair value of
 options and
 warrants granted
 during the year               $4.69                $5.78                $5.45
                                ====                 ====                 ====

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1998.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________



Note 13 - Stock-based compensation plans, continued

                    Options and    Weighted     Weighted                 Weighted
                     Warrants       Average     Average      Number      Average
                    Outstanding    Remaining    Exercise   Exercisable   Exercise
                    at 12/31/98   Life(years)  Price     at 12/31/98    Price
                    -----------   -----------   --------   -----------   --------
$0.875 to $2.250        351,398     3.59         $1.33        346,398     $1.31
$2.500 to $3.510      5,138,271     5.89          2.77      4,740,271      2.71
$3.875 to $4.894     15,779,334     7.14          4.18     12,021,038      4.26
$5.375 to $6.370      5,297,500     6.88          5.86      5,297,500      5.86
$6.625 to $7.720      3,699,167     5.10          7.02      2,074,167      7.02
                     ----------     ----          ----     ----------      ----
                     30,265,670     6.59         $4.54     24,479,374     $4.50
                     ==========     ====          ====     ==========      ====

1997 Recruitment stock option plan

In October 1997, the shareholders of the Company approved the adoption of the 1997 Recruitment Stock Option Plan which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (SARs) up to an aggregate of 4,400,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of Common Stock covered by the option can be purchased is determined by the Company's Board of Directors; however, in all instances the exercise price is never less than the fair market value of the Company's Common Stock on the date the option is granted.

As of December 31, 1998, there were incentive stock options to purchase 1,391,500 shares of the Company's Common Stock and non-qualified stock options to purchase 1,915,000 shares of the Company's Common Stock outstanding. The outstanding options vest over three years at exercise prices of $2.25 to $3.90 per share. Options issued under the plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the plan. During 1998, options to purchase 228,500 shares of Common Stock were forfeited or expired.

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

As of December 31, 1998, options for the purchase of 8,169 shares of Common

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 13 - Stock-based compensation plans, continued

Stock at prices ranging from $0.875 to $3.875 per share were outstanding, all of which are exercisable. In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the plan; however, outstanding options granted under the plan will continue to be governed by the terms thereof until exercise or expiration of such options.

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

The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis to each member of the Board of Directors then serving to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value per share of the Common Stock on that date. The number of shares granted to each Board member was increased to 20,000 in 1998. In addition, the Board member will receive 5,000 options for each committee membership. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 190,000 shares of Common Stock reserved for issuance under the 1995 Director Plan. The Company granted 105,000 options to purchase common shares under this plan in 1997.
As of December 31, 1998, options to purchase 170,000 shares of Common Stock at prices ranging from $1.00 to $1.25 per share are outstanding and exercisable. There were 20,000 options exercised under this plan during 1997 and 40,000 options exercised during 1996. No options were granted or exercised under this plan in 1998.

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options, and SARs of up to 400,000 shares of Common Stock (subject to adjustment in the event of stock dividends, stock splits, and other

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 13 - Stock-based compensation plans, continued

similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of Common Stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of Common Stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 400,000 shares of Common Stock reserved for issuance under the 1995 Employee Plan. As of December 31, 1998, options to purchase 351,167 shares of Common Stock with exercise prices ranging from $1.125 to $6.75 are outstanding under the 1995 Employee Plan. During 1998, options to purchase 23,833 shares of Common Stock were forfeited or expired and during 1997, options to purchase 25,000 shares of Common Stock were exercised.

Other warrants and options

Pursuant to the terms of a Financial Consulting Agreement dated as of November 3, 1994 between the Company and JW Charles Financial Services, Inc., the Company issued a Common Stock purchase warrant (the "JWC Warrant") covering 250,000 (331,126 as adjusted) shares of Common Stock to JW Charles Financial Services as partial consideration for its rendering financial consulting services to the Company. The warrant is exercisable at a price of $1.51 per share and expires on November 3, 1999. During 1998, warrants to purchase 165,563 shares of Common Stock were exercised.

In April 1996 the Company approved the issuance of 1,000,000 options to John Edwards at an option price of $7.00 per share (repriced to $3.90 on December 31, 1998) as part of his employment agreement. The options vest over a three year period and expire in 2006.

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

In August 1996, Commonwealth Associates, the Placement Agent for the Company's offering of Class C Preferred Stock and 8% Convertible Notes, designated Joseph Cohen as its nominee for election to the Board of Directors. The Company issued options to purchase 64,000 shares of Common Stock to Mr. Cohen, exercisable at the fair market value of the Common Stock on September 30, 1996 of $5.25 (repriced to $3.90 on December 31, 1998). All options were vested and exercisable as of December 31, 1998.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 13 - Stock-based compensation plans, continued

In September 1996, the Company closed a private placement offering of Class
C Preferred Stock. As a result of this transaction, the Company issued warrants to purchase 750,000 shares of Common Stock at an exercise price of $2.50 per share as compensation to the Placement Agent. These warrants expire on August 20, 2001. During 1998 and 1997, warrants to purchase 46,477 and 34,923 shares of Common Stock were exercised, respectively.

John Edwards agreed to amend his employment contract on August 21, 1996, which reduced his salary. In consideration of the salary reduction, the Company granted him options, which vested immediately, to purchase 250,000 shares of Common Stock. The options have a term of 10 years and an exercise price of $4.875 per share (repriced to $3.90 on December 31, 1998) which was based on the closing price of the stock at grant date.

In October 1996 the Company agreed to issue 250,000 shares of Common Stock each to William Flury and Karl Ryser Jr. pursuant to their employment agreements. The options were issued at $4.41 (repriced to $3.90 on December 31, 1998) based on the closing price of the stock at grant date. The options vest quarterly over a three-year period and expire in 2000.

During 1996, the Company issued 120,000 warrants to non-employees at $4.00 per share. The warrants expire in 1999.

During 1997, the Company issued options to purchase 1,210,000 share of Common Stock (410,000 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $4.875 to $8.438 (repriced to $3.90 on December 31, 1998), which was based on the closing price of the stock at the grant date. The fair value of the options issued was recorded as deferred compensation of $4,757,134 to be amortized over the expected period the services were to be provided. As a result of the repricing, the Company recorded additional deferred compensation expense totaling $262,200 (of which $196,733 was expensed in 1998), representing the incremental fair value of the repriced options over the original options. During 1998 and 1997, $1,157,901 and $2,467,369 of the deferred compensation was amortized to expense. During 1998, options to purchase 60,000 shares of Common Stock expired. The remaining options must be exercised within ten years of the grant date.

During 1997, the Company issued non-qualified options to purchase 2,200,000 shares of Common Stock to certain executive employees at exercise prices ranging from $4.875 to $5.188 (repriced to $3.90 on December 31, 1998), which was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date.


Note 14 - Segment of Business Reporting

In 1998, the Company adopted FAS 131. The prior year's segment information has been restated to present the Company's three reportable segments as follows:

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 14 - Segment of Business Reporting, continued

* Telecommunications services - includes long-distance toll services and enhanced calling features such as V-Link. The telecommunications services products are marketed primarily to residential and small business customers.

* Marketing services - includes promotional and presentation materials sold To independent sales representatives (IRs) in the network marketing sales channel. Additionally, revenues are generated from registration fees paid by IRs to attend regional and national sales conferences.

* Technology licensing and development - provides research and development to enhance the Company's product and technology offerings. Products developed by this segment include V-Link, C4, and other proprietary technology. The Company licenses certain developed technology to third party users, such as Lucent, Brooktrout and others.

There are no intersegment revenues.  The Company's business is conducted
principally in the U.S.; foreign operations are not material.   The table
below presents information about net loss and segment assets used by the Company as of and for the year ended December 31:

                                For the Year Ending December 31, 1998
                      --------------------------------------------------------
                                                    Technology
                        Telecommu-                  Licensing       Total
                        nications     Marketing        and        Reportable
                        Services       Services    Development     Segments
                      -------------  ------------  ------------  -------------
Revenues from
 external customers   $ 19,635,000   $ 4,548,000   $ 1,466,000   $ 25,649,000
Interest revenue            63,000             -             -         63,000
Interest expense           127,000             -             -        127,000
Depreciation and
 amortization expense      827,000        30,000        35,000        892,000
Segment loss           ( 5,258,000)   (1,332,000)   (1,823,000)   ( 8,413,000)

Other significant
 non-cash items:
  Amortization of
   deferred compensation
   on stock options              -       706,000             -        706,000
  Provision for doubtful
   accounts              3,161,000             -             -      3,161,000

Expenditures for segment
 assets                  1,012,000        46,000        56,000      1,114,000
Segment assets           7,006,000       115,000       883,000      8,004,000

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 14 - Segment of Business Reporting, continued

                                For the Year Ending December 31, 1997
                      --------------------------------------------------------
                                                    Technology
                        Telecommu-                  Licensing       Total
                        nications     Marketing        and        Reportable
                        Services       Services    Developmnet     Segments
                      -------------  ------------  ------------  -------------
Revenues from
 external customers   $ 11,081,000   $ 2,637,000   $   347,000   $ 14,065,000
Interest expense           118,000             -             -        118,000
Depreciation and
 amortization expense      596,000        31,000         9,000        636,000
Segment loss           ( 7,781,000)   (1,687,000)   (  765,000)   (10,233,000)

Other significant
 non-cash items:
  Amortization of
   deferred compensation
   on stock options              -      627,000              -        627,000
  Provision for doubtful
   accounts              1,385,000            -              -      1,385,000

Expenditures for segment
 assets                    925,000      104,000         14,000      1,043,000

Segment assets           5,067,000       99,000        383,000      5,549,000

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 14 - Segment of Business Reporting, continued

                                                    1998            1997
                                                -------------   -------------
Total interest revenue for reportable segments  $     63,000    $          -
Unallocated interest revenue from corporate
 accounts                                            207,000         216,000
                                                  ----------      ----------
                                                $    270,000    $    216,000
                                                  ==========      ==========

Total interest expense for reportable segments  $    127,000    $    118,000
Unallocated amortization of discount on notes
 payable                                           7,405,000       2,372,000
Unallocated interest expense associated
 with issuance of convertible debt                         -         320,000
Unallocated interest expense from
 related party debt                                  851,000         160,000
Other unallocated interest expense from
 corporate debt                                       21,000          53,000
                                                  ----------      ----------
                                                $  8,404,000    $  3,023,000
                                                  ==========      ==========

Total depreciation and amortization for
 reportable segments                            $    892,000    $    636,000
Unallocated amortization expense from
 intangible assets                                 2,894,000       1,627,000
Other unallocated depreciation from
 corporate assets                                    407,000         286,000
                                                  ----------      ----------
                                                $  4,193,000    $  2,549,000
                                                  ==========      ==========

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 14 - Segment of Business Reporting, continued

                                                    1998            1997
                                                -------------   -------------
Total segment loss                              $( 8,413,000)   $(10,233,000)
Unallocated non-cash amount in
 consolidated net loss:
  Amortization of discount on notes
   payable                                       ( 7,405,000)    ( 2,372,000)
  Loss on write-off and disposal of certain assets         -     ( 1,211,000)
  Interest expense associated with
   issuance of convertible notes                           -     (   320,000)
  Amortization of deferred compensation
   on stock options issued for services          (   452,000)    ( 1,840,000)
  Amortization of intangible assets              ( 2,894,000)    ( 1,627,000)
  Acquired in-process research and development             -     ( 4,236,000)
Other corporate expenses                         ( 8,616,000)    ( 6,829,000)
                                                  ----------      ----------
                                                $(27,780,000)   $(28,668,000)
                                                  ==========      ==========

Total amortization of deferred compensation
 for reportable segments                        $    706,000    $    627,000
Unallocated amortization of deferred
 compensation                                        452,000       1,840,000
                                                  ----------      ----------
                                                $  1,158,000    $  2,467,000
                                                  ==========      ==========

Expenditures for segment long-lived assets      $  1,114,000    $  1,043,000
Unallocated expenditures for development
 of information systems                            1,723,000               -
Other unallocated expenditures for
 corporate assets                                    422,000         906,000
                                                  ----------      ----------
                                                $  3,259,000    $  1,949,000
                                                  ==========      ==========

Segment assets                                  $  8,004,000    $  5,549,000
Intangible assets not allocated to segments        9,420,000      12,314,000
Furniture, fixtures and equipment not
 allocated to segments                             1,496,000       1,156,000
Software and information systems not
 allocated to segments                             2,476,000         118,000
Net assets of discontinued operations                417,000         595,000
Other assets not allocated to segments             2,042,000       4,521,000
                                                  ----------      ----------
                                                $ 23,855,000    $ 24,253,000
                                                  ==========      ==========

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 14 - Segment of Business Reporting, continued

The Company's operating segments during 1996 were the medical services divisions and the Internet Service Provider (ISP) customer accounts obtained in the I-Link Worldwide, Inc. acquisition. As previously discussed, the medical services business has been discontinued and is reported as discontinued operations in the consolidated financial statements. The ISP accounts were terminated in 1996 and revenues from this line of business did
not continue into 1997.   Accordingly, the only reportable segment for 1996
would be the ISP business, and is not included in the above analysis as it is insignificant to the on-going operations of the Company.

Note 15 - Commitments

Employment and consulting agreements

The Company has entered into employment and consulting agreements with a consultant and twelve employees, primarily executive officers and management personnel. These agreements generally continue over the entire term unless terminated by the employee or consultant of the Company, and provide for salary continuation for a specified number of months. Certain of the agreements provide additional rights, including the vesting of unvested stock options in the event a change of control of the Company occurs or termination of the contract without cause. The agreements contain non-competition and confidentiality provisions. As of December 31, 1998, if the contracts were to be terminated by the Company, the Company's liability for salary continuation would be approximately $1,490,000.

Purchase commitments

The Company has commitments to purchase long-distance telecommunications capacity on lines from a national provider in order to provide long-distance telecommunications services to the Company's customers who reside in areas not yet serviced by the Company's dedicated telecommunications network. The Company's minimum monthly commitment is approximately $550,000. The agreement is effective through May 2000. Failure to achieve the minimum will require shortfall payments by the Company equal to 50% of the remaining monthly minimum usage amounts.


Note 16 - Subsequent Events

Shareholders' Meeting

On April 14, 1999, the Shareholders approved an amendment to the Articles of Incorporation increasing the authorized common stock from 75,000,000 shares to 150,000,000 shares. In addition, the shareholders voted to approve a plan of financing that includes the issuance of warrants to purchase up to 11,000,000 shares of common stock, with a variable exercise price ranging from $1.25 to $2.78 per share, to Winter Harbor, L.L.C. in the event that management elects not to repay the Bridge Loan debt owing to Winter Harbor on April 26, 1999 (see Note 7).

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________



Note 16 - Subsequent Events, continued

Financing Arrangement

On April 15, 1999, the Company entered into a new financing agreement with Winter Harbor. Winter Harbor agreed to loan to the Company up to $4 million under a note due September 30, 1999. The Loan will accrue interest at a variable rate of prime plus a spread beginning at 5 points through and including May 9, 1999, and increasing 1 point every three months thereafter, to a maximum of 7 points. The Company may cause the loan to be exchanged for Series N Preferred Stock. It is the Company's intention to exchange the loan for Series N Preferred Stock or repay this loan from proceeds of the Series N offering. As partial consideration for the loan, at its next meeting of its shareholders, the Company shall seek shareholder approval of a modification to the conversion terms of the Series N Preferred shares. The Company has an option to extend the due date to April 15, 2000 provided, that in the event the Company's shareholders fail to approve the modification to the conversion terms of the Series N Preferred shares, the Company shall be required to issue to Winter Harbor one warrant for each $1 or principal outstanding on the loan as of the date of such extension which warrants shall be issued on the same terms and conditions as the warrants issued in connection with the $8,000,000 Bridge Loan (see Note 7).


Note 17 - Reclassification of Preferred Stock

The Company has reclassified its 1997 balance sheet to reflect $11,734,820 of Series M Redeemable Preferred Stock as outside stockholders' equity as required by SEC reporting requirements. The Series M Redeemable Preferred contains provisions which allow for redemption by Winter Harbor on the occurrence of a change in control of the Company; which is not totally within the control of the Company (see Note 12). The reclassification had no effect on either net income for the year ended December 31, 1997 or on retained earnings at December 31, 1997.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of I-Link Incorporated and Subsidiaries:



In our opinion, the accompanying financial statement schedule is fairly stated in all material respects in relation to the basic financial statements, taken as a whole, of I-Link Incorporated and subsidiaries for the years ended December 31, 1998, 1997 and 1996, which are covered by our report dated April 15, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements.

PricewaterhouseCoopers LLP
Salt Lake City, Utah

April 15, 1999

                   I-LINK INCORPORATED AND SUBSIDIARIES
               SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                       Balance at     Charged to                   Balance at
                       Beginning      Costs and                      End of
Description            of Period      Expenses     Deductions(a)     Period
-------------------  -------------  -------------  -------------  -------------
Allowance for
 doubtful accounts:
  December 31, 1996   $         -    $    15,996    $    15,996    $         -
  December 31, 1997             -      1,385,000              -      1,385,000
  December 31, 1998     1,385,000      3,160,621      2,604,621      1,941,000

Valuation allowance
 for deferred tax
 assets:
  December 31, 1996     1,057,291      7,559,551              -      8,616,842
  December 31, 1997     8,616,842      4,069,760              -     12,686,602
  December 31, 1996    12,686,602      8,301,669              -     20,988,271

__________________
(a) For the allowance for doubtful accounts represents amounts written off as uncollectible and recoveries of previously reserved amounts.