Form 10-Q
period 1999-03-31
I LINK INC
filed 1999-05-17
CIK 849145

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________

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

                                (801) 576-5000
                      (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

                             --------------------

As of May 11, 1999, the registrant had outstanding 21,273,400 shares of $0.007 par value common stock.

PART I--FINANCIAL INFORMATION

                     I-LINK INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                        ASSETS
                                                                March 31, 1999      December 31,
                                                                  (Unaudited)            1998
                                                                --------------      ------------
Current assets:
  Cash and cash equivalents                                     $  1,712,200        $  1,311,003
  Accounts receivable, less allowance for doubtful
    accounts of $2,604,000 and $1,941,000 as of
    March 31, 1999 and December 31, 1998, respectively             4,903,342           4,402,016
  Certificates of deposit -- restricted                              358,619             378,160
  Other current assets                                               357,325             293,789
  Net assets of discontinued operations                               67,371             417,371
                                                                ------------        ------------
    Total current assets                                           7,398,857           6,802,339

Furniture, fixtures, equipment and software, net                   6,481,389           7,262,781

Other assets:
  Intangible assets, net                                           8,696,959           9,420,383
  Certificates of deposit -- restricted                              107,000             164,125
  Other assets                                                       436,933             205,735
                                                                ------------        ------------
                                                                $ 23,121,138        $ 23,855,363
                                                                ------------        ------------
                                                                ------------        ------------
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                              $ 2,253,942         $  2,792,651
  Accrued liabilities                                             4,198,117            3,436,989
  Current portion of long-term debt                                 796,088            1,050,431
  Current portion of notes payable to related parties,
    net of discount                                               5,747,954            3,437,138
  Current portion of obligations under capital leases             1,079,148              573,044
                                                                ------------        ------------
    Total current liabilities                                    14,075,249           11,290,253

Notes payable to related parties                                  7,768,000            7,768,000
Obligations under capital leases                                  1,070,647              603,933
                                                                ------------        ------------
                                                                 22,913,896           19,662,186
                                                                ------------        ------------
Commitments and contingencies (note 7)

Redeemable preferred stock -- Class M                            11,734,820           11,734,820
Redeemable preferred stock -- Class F                             8,100,869            9,411,720
                                                                ------------        ------------
                                                                 19,835,689           21,146,540
                                                                ------------        ------------

Stockholders' deficit:
  Preferred stock, $10 par value, authorized 10,000,000
    shares, issued and outstanding 39,968 and 44,051 at
    March 31, 1999 and December 31, 1998, respectively,
    liquidation preference of $2,498,777 and $2,675,259
    at March 31, 1999 and December 31, 1998, respectively           399,680              440,510
  Common stock, $.007 par value, authorized 75,000,000
    shares, issued and outstanding 19,535,029 and 18,762,596
    at March 31, 1999 and December 31, 1998, respectively           136,745              131,338
  Additional paid-in capital                                     73,216,977           68,632,195
  Deferred compensation                                          (1,137,525)          (1,214,591)
  Accumulated deficit                                           (92,244,324)         (84,942,815)
                                                                ------------        ------------
    Total stockholders' deficit                                 (19,628,447)         (16,953,363)
                                                                ------------        ------------
                                                                $23,121,138         $ 23,855,363
                                                                ------------        ------------
                                                                ------------        ------------


      The accompanying notes are an integral part of these consolidated financial statements.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)


                                                                   1999                1998
                                                                ------------        ------------
Revenues:
  Telecommunication services                                    $  6,182,698        $  4,780,977
  Marketing services, net                                            759,872           1,341,247
  Technology licensing and development                               294,416             205,950
                                                                ------------        ------------
    Total revenues                                                 7,236,986           6,328,174
                                                                ------------        ------------
                                                                ------------        ------------

Operating costs and expenses:
  Telecommunication network expense                                4,323,430           4,898,216
  Marketing services                                               1,216,309           1,867,885
  Selling, general and administrative                              2,837,123           2,411,587
  Provision for doubtful accounts                                    905,706             773,662
  Depreciation and amortization                                    1,343,420           1,010,727
  Write-down of capitalized software costs                         1,847,288                   -
  Research and development                                           573,035             568,095
                                                                ------------        ------------
    Total operating costs and expenses                            13,046,311          11,530,172
                                                                ------------        ------------
Operating loss                                                    (5,809,325)         (5,201,998)
                                                                ------------        ------------
Other income (expense):
  Interest expense                                                (1,125,889)         (2,181,042)
  Interest and other income                                           23,579              45,292
                                                                ------------        ------------
    Total other income (expense)                                  (1,102,310)         (2,135,750)
                                                                ------------        ------------
Loss from continuing operations                                   (6,911,635)         (7,337,748)

Loss from discontinued operations (less applicable
  income tax provision of $0 for the three months
  ended March 31, 1999 and 1998)                                    (350,000)             (7,442)
                                                                ------------        ------------
      Net loss                                                  $ (7,261,635)       $ (7,345,190)
                                                                ------------        ------------
                                                                ------------        ------------
CALCULATION OF NET LOSS PER COMMON SHARE:

Loss from continuing operations                                 $ (6,911,635)       $ (7,337,748)
Cumulative preferred stock dividends not paid
  in current period                                                 (453,036)           (361,764)
Dividends paid on Class F redeemable preferred stock                 (39,874)                  -
                                                                ------------        ------------
    Loss from continuing operations applicable to
      Common Stock                                              $ (7,404,545)       $ (7,669,512)
                                                                ------------        ------------
                                                                ------------        ------------
Basic and diluted weighted average shares outstanding             19,266,499          16,124,800

Net loss per common share -- basic and diluted:

Loss from continuing operations                                 $      (0.38)       $      (0.48)
Loss from discontinued operations                                      (0.02)                  -
                                                                ------------        ------------
Net loss per common share                                       $      (0.40)       $      (0.48)
                                                                ------------        ------------
                                                                ------------        ------------


      The accompanying notes are an integral part of these consolidated financial statements.

                     I-LINK INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                        Preferred Stock         Common Stock
                                       ------------------   ----------------------
                                                                                       Additional
                                                                                         Paid-in        Deferred       Accumulated
                                       Shares     Amount       Shares       Amount       Capital      Compensation       Deficit
                                       ------    --------    ----------    --------    -----------    ------------    -------------
BALANCE AT DECEMBER 31, 1998           44,051    $440,510    18,762,596    $131,338    $68,632,195    $(1,214,591)    $(84,942,815)

Conversion of preferred stock
  into common stock                    (4,222)    (42,220)      751,773       5,262         36,958              -                -
Reclassification of Class F
  redeemable preferred stock from
  mezzanine due to conversion to
  Common Stock                            139       1,390             -           -      1,309,461              -                -
Common Stock dividend paid to
  holders of Class F redeemable
  preferred stock                           -           -        18,660         131         39,743              -          (39,874)
Exercise of stock options                   -           -         2,000          14          4,986              -                -
Warrants issued in connection
  with certain notes payable                -           -             -           -      2,220,563              -                -
Warrants issued in connection
  with a standby letter of credit           -           -             -           -        735,720              -                -
Stock options issued for services           -           -             -           -        237,351       (237,351)               -
Amortization of deferred
  compensation on stock options
  issued for services                       -           -             -           -              -        314,417                -
Net loss                                                                                                                (7,261,635)
                                       ------    --------    ----------    --------    -----------    ------------    -------------
BALANCE AT MARCH 31, 1999              39,968    $399,680    19,535,029    $136,745    $73,216,977    $(1,137,525)    $(92,244,324)
                                       ------    --------    ----------    --------    -----------    ------------    -------------
                                       ------    --------    ----------    --------    -----------    ------------    -------------


      The accompanying notes are an integral part of these consolidated financial statements.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 For the Three Months Ended
                                                                           March 31,
                                                                --------------------------------
                                                                   1999                 1998
                                                                ------------        ------------
Cash flows from operating activities:
  Net loss                                                      $ (7,261,635)       $ (7,345,190)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                  1,343,420           1,010,727
    Provision for doubtful accounts                                  905,706             773,662
    Amortization of discount on notes payable                        659,180           2,061,000
    Write-down of capitalized software costs                       1,847,288                   -
    Amortization of deferred compensation on stock
      options issued for services                                    314,417             305,456
    Increase (decrease) from changes in operating
      assets and liabilities:
      Accounts receivable                                         (1,407,032)         (1,894,573)
      Other assets                                                  (166,572)           (358,357)
      Accounts payable and accrued liabilities                       597,703             637,869
    Discontinued operations -- noncash charges and
      working capital changes                                        320,652             (15,354)
                                                                ------------        ------------
          Net cash used in operating activities                   (2,846,873)         (4,824,760)
                                                                ------------        ------------
Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment                    (406,523)           (660,107)
  Maturity of restricted certificates of deposit                      76,666                   -
  Investing activities of discontinued operations                     30,000                   -
                                                                ------------        ------------
          Net cash used in investing activities                     (299,857)           (660,107)
                                                                ------------        ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable and warrants             4,200,000           5,768,000
  Payment of long-term debt                                         (254,344)            (73,114)
  Payment of related party debt                                     (287,500)           (250,000)
  Payment of capital lease obligations                              (114,577)            (50,909)
  Proceeds from exercise of common stock warrants and options          5,000             275,600
                                                                ------------        ------------
          Net cash provided by financing activities                3,548,579           5,669,577
                                                                ------------        ------------
Increase in cash and cash equivalents                                401,849             184,710

Cash and cash equivalents at beginning of period                   1,368,927           1,727,855
                                                                ------------        ------------
Cash and cash equivalents at end of period                      $  1,770,776        $  1,912,565
                                                                ------------        ------------
                                                                ------------        ------------
Cash and cash equivalents at end of period:
  Continuing operations                                         $  1,712,200        $  1,851,311
  Discontinued operations                                             58,576              61,254
                                                                ------------        ------------
    Total cash and cash equivalents at end of period            $  1,770,776        $  1,912,565
                                                                ------------        ------------
                                                                ------------        ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

  Conversion of preferred stock into Common Stock               $     42,220        $    213,630
  Reclassification of Class F redeemable preferred
    stock from mezzanine                                           1,310,851                   -
  Warrants issued in connection with a standby
    letter of credit                                                 735,720                   -
  Equipment acquired under capital lease obligations               1,654,653                   -
  Stock options issued for services                                  237,351                   -
  Sale of assets of discontinued operations for
    note receivable                                                   35,000


      The accompanying notes are an integral part of these consolidated financial statements.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             --------------------

NOTE 1 -- DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (the "Company"). The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technology developed internally and acquired in the acquisitions of I-Link Worldwide, Inc. and MiBridge, Inc. Telecommunications services are marketed primarily through independent representatives to subscribers throughout the United States. The Company's telecommunication services operations began primarily with the first quarter of 1997 acquisition of I-Link Communications, Inc., an FCC licensed long-distance carrier.

All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 23, 1998, the Company's Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its efforts on the sale of telecommunication services and technology licensing. The Company has sold or intends to sell all of the assets of the medical services subsidiaries, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries. During 1998, the Company received $310,000 from the sale of assets from the medical service subsidiaries. In January 1999, the Company sold additional assets for $15,000 and a note receivable of $35,000. The Company has experienced unexpected delays in disposing of the remaining non-operating assets, including certain assets located in China. Additionally, the Company's best estimate of proceeds from the remaining assets are expected to be less than originally estimated by management. As the remaining asset disposals have not occurred as expected, during the first quarter of 1999, the Company revised its best estimate of the ultimate loss on disposal and recognized an additional loss on disposal of $350,000. As of March 31, 1999, there were no significant revenue generating activities remaining from the medical services operations. On-going administrative costs include payroll and office rent associated with collecting outstanding accounts receivable and oversight of the final close out procedures. These anticipated costs have been accrued for as part of management's best estimate of the expected ultimate loss on disposal. The results of the medical services operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets -- discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 1999 and 1998, (b) the financial position at March 31, 1999, and (c) cash flows for the three-month periods ended March 31, 1999 and 1998. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $6,911,635 for the three-month period ended March 31, 1999, and as of March 31, 1999 had an accumulated deficit of $92,244,324 and negative working capital of $6,676,392. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 1999 to fund ongoing operations, the continued expansion of its private telecommunications network facilities, development and manufacturing of its C4 product and anticipated growth in subscriber base.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             --------------------

NOTE 1 -- DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY, CONTINUED

In order to provide funds towards working capital needs, the Company has entered into two new financing arrangements with Winter Harbor L.L.C. Winter Harbor, L.L.C. ("Winter Harbor") is owned by First Media, L.P., a private media and communications company which is a private investment principally of Richard E. Marriott and his family. The first financing arrangement provides for short-term borrowings of up to $8,000,000 and a $3,000,000 standby letter of credit to guarantee payment on a new $3,000,000 equipment lease. As of March 31, 1999, the Company had received advances under the short term bridge loan of $8,000,000 and had made equipment acquisitions on the new lease of $2,477,000. The $8,000,000 short-term borrowings are due October 31, 1999. Under the second agreement, finalized on April 15, 1999, Winter Harbor agreed to loan to the Company up to $4,000,000 under a note due September 30, 1999. The Company has the option to require Winter Harbor to exchange the $4,000,000 loan for Series N Preferred Stock. It is the Company's intention to exchange the loan for Series N Preferred Stock or repay this loan from proceeds of the Series N offering. The Company has an option to extend the due date on the $4,000,000 note to April 15, 2000 (see Note 9). In addition, the due date of the Company's prior obligation to Winter Harbor in the amount of $7,768,000, which was due on demand, was extended to April 15, 2000.

Under the $8,000,000 and $3,000,000 financing arrangements, the Company is obligated to offer up to 20,000 shares of a new series of preferred stock (Series N) as part of a rights offering which will be open to the Company's common and preferred stockholders. Each share of Series N preferred stock may be purchased for $1,000. The Company has the option to require that Winter Harbor exchange the outstanding balance on the $8,000,000 financing arrangement for Series N shares. This option is dependent upon the Company mailing the Series N Preferred Stock Rights Offering to its shareholders by the earlier of June 30, 1999 or the third business day following clearance from the Securities and Exchange Commission of the Series N registration statement ("Mailing Date"). In addition, the Company must complete the rights offering by the earlier of August 6, 1999 or the first business day following the 35th calendar day from the Mailing Date. The Company believes it is remote that the Series N Rights Offering will not be completed. Winter Harbor is entitled, but not obligated, to subscribe for any shares of Series N stock which are subject to rights which are not exercised by other stockholders. Winter Harbor has indicated its intention to subscribe for all unexercised rights. Should all of the Series N Preferred Stock be sold and all $8,000,000 drawn on the financing arrangement be exchanged for Series N Preferred Stock, the net proceeds to the Company after repayment of the loan would be approximately $11,500,000. Should the Company draw the full $4,000,000 on the financing arrangement dated April 15, 1999 and elect to exchange that debt into Series N Preferred Stock, the net proceeds of the Series N offering would be approximately $7,500,000. Should the Series N Rights Offering not be completed, or not be fully subscribed to, the Company believes that it would be able to generate adequate cash flow to continue operations through 1999 by arranging alternative financing, reducing expenses and/or selling Company assets.

While the Company believes that the aforementioned sources of funds will be sufficient to fund operations into 2000, the Company anticipates that additional funds will be necessary from public or private financing markets to successfully integrate and finance the planned expansion of the business communications services, product development and manufacturing, and to discharge the financial obligations of the Company. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. There can be no assurance that such financing will be available.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for the three-month periods ending March 31, 1999 and 1998, basic and diluted loss per share are the same.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             --------------------

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Effective January 1, 1999 the Company adopted Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP was issued to address the diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. In accordance with SOP 98-1, effective January 1, 1999 the Company will capitalize costs associated with developing computer software for internal use. Previously these costs were recognized as a current expense. Purchased computer software for internal use is capitalized and amortized over the expected useful life, usually three years. The impact of applying this standard was not material to the consolidated financial position or results of operations of the Company.

NOTE 3 -- DISCONTINUED OPERATIONS

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows:

                                       March 31, 1999           December 31,
                                        (Unaudited)                 1998
                                       --------------           ------------
Assets:
  Current assets:
   Cash and cash equivalents           $     58,581             $     57,924
   Accounts receivable                      832,130                  941,508
   Inventory                                555,291                  555,291
   Other                                     43,643                   15,217
                                       ------------             ------------
    Total current assets                  1,489,645                1,569,940

  Furniture, fixtures and
    equipment, net                           40,103                  363,345
  Other non-current assets                    1,285                    6,230
                                       ------------             ------------
    Total assets                          1,531,033                1,939,515
                                       ------------             ------------
Liabilities:
  Current liabilities:
   Accounts payable and accrued
      liabilities                         1,222,001                1,280,483
   Notes payable                            241,661                  241,661
                                       ------------             ------------
    Total current liabilities             1,463,662                1,522,144
                                       ------------             ------------
Net assets -- discontinued operations  $     67,371             $    417,371
                                       ------------             ------------
                                       ------------             ------------


The net assets of the discontinued operations as of March 31, 1999 and December 31, 1998 are shown as a current asset in the consolidated balance sheet as it is anticipated that the disposal of the medical services businesses will be completed by the third quarter of 1999. Revenues of the discontinued operations were $130,623 and $587,865 for the three-month periods ending March 31, 1999 and 1998, respectively.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             --------------------

NOTE 4 -- WRITE-DOWN OF CAPITALIZED SOFTWARE COSTS

During 1998, the Company contracted with an outside consulting firm to develop a billing and operations information system and capitalized as a component of furniture, fixture, equipment and software $2,284,574 in costs (including amounts in accounts payable of $437,286) associated with this in-process system development. The Company continually evaluated the functionality and progress of the in-process system development. In May 1999, the Company's management and its Board of Directors concluded that the new system would not significantly enhance the Company's existing billing and information systems, would not meet its ultimate needs and had no alternative future use and accordingly did not justify paying additional billed and contracted expenses of approximately $1,000,000. Negotiations to discontinue work under the contract were concluded in May 1999, with the consulting company forgoing any future payments on the project while retaining amounts paid to date of $1,847,288. Accordingly, as of March 31, 1999, the Company recorded a write-down of capitalized software costs on the in-process system development of $1,847,288.

NOTE 5 -- CAPITAL FINANCING

On January 15, 1999, I-Link finalized an agreement that had been negotiated in November 1998 with Winter Harbor for additional financing. The financing arrangement consists of an $8,000,000 bridge loan facility (Bridge Loan) and a $3,000,000 standby letter of credit to secure additional capital leases of equipment and telephone lines relative to the expansion of the Company's telecommunications network. As of March 31, 1999, the amount borrowed under the Bridge Loan was $8,000,000 and acquisitions under the lease agreement totaled $2,477,000. Any unsatisfied obligations under the Bridge Loan will come due on October 31, 1999. The Company has the option to require that Winter Harbor exchange the Bridge Loan balance for shares of a new series of preferred stock (see Note 1). The Bridge Loan accrues interest at a variable rate of prime plus a spread beginning at 4 points through and including February 9, 1999, and increasing 1 point every three months thereafter, to a maximum of 7 points.

As additional consideration for making the $8,000,000 Bridge Loan and $3,000,000 standby letter of credit, the Company granted warrants to purchase Common Stock to Winter Harbor. Initially, Winter Harbor receives one warrant for every $10 borrowed from Winter Harbor. As the loan was not repaid by April 26, 1999, the number of warrants increased in total to 10 warrants for every $10 borrowed. The warrants have 7.5 year exercise periods with an exercise price of the lower of (a) $2.78, (b) the average trading price for any 20 day period subsequent to the issuance of the warrants, (c) the price at which new shares of Common Stock or Common Stock equivalents are issued, or (d) the exercise price of any new options, warrants, preferred stock or other convertible security. The exercise price is subject to a $1.25 floor. On April 14, 1999, the shareholders voted to approve a plan of financing which includes issuing the full 10 warrants for each $10 borrowed under the Bridge Loan and standby letter of credit if management were to not repay the bridge loan on April 26, 1999 (see Note 9). The Company did not repay the loan before April 26, 1999. Winter Harbor has waived certain debt covenant violations under the $8,000,000 Bridge Loan. As of March 31, 1999, the Company has granted to Winter Harbor warrants to purchase 1,100,000 shares of Common Stock based on borrowings under the Bridge Loan and standby letter of credit to that date. In addition, on April 26, 1999, under the terms of the financing arrangement, the Company issued Winter Harbor warrants to acquire an additional 9,900,000 shares of Common Stock with terms consistent with the prior warrants.

During the three-month period ending March 31, 1999, the Company recorded $2,220,563 as a discount against borrowings on the new $8,000,000 Bridge Loan representing the relative fair value attributed to the Bridge Loan warrants issued in 1999. The debt discount is being amortized over the term of the Bridge Loan. In addition, the Company recorded $735,720 as debt issuance costs related to obligations under certain capital leases guaranteed by the Winter Harbor letter of credit representing the fair value of the letter of credit warrants. The debt issuance costs are being amortized over the term of the lease agreements. During the three-month period ending March 31, 1999, $659,180 of debt discount and lease obligation issuance costs were amortized.

NOTE 6 -- INCOME TAXES

The Company recognized no income tax benefit from the losses generated in 1999 and 1998 because of the uncertainty of the realization of the related deferred tax asset.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             --------------------

NOTE 7 -- PURCHASE COMMITMENTS

The Company has commitments to purchase long-distance telecommunications capacity on lines from a national provider in order to provide long-distance telecommunications services to the Company's customers who reside in areas not yet serviced by the Company's dedicated telecommunications network. The Company's minimum monthly commitment is approximately $550,000. The new agreement is effective through May 2000. Failure to achieve the minimum will require shortfall payments by the Company equal to 50% of the remaining monthly minimum usage amounts.

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

NOTE 8 -- SEGMENT OF BUSINESS REPORTING

In 1998, the Company adopted Statement of Financial Accounting Standards
(FAS) 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION.   FAS 131 supersedes FAS 14, FINANCIAL REPORTING FOR SEGMENTS OF
A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.
FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

The prior year's segment information has been restated to present the Company's three reportable segments as follows:

- Telecommunications services -- includes long-distance toll services and enhanced calling features such as V-Link. The telecommunications services products are marketed primarily to residential and small business customers.

- Marketing services -- includes training and promotional materials to independent sales representatives (IRs) in the network marketing sales channel. Additionally, revenues are generated from registration fees paid by IRs to attend regional and national sales conferences.

- Technology licensing and development -- provides research and development to enhance the Company's product and technology offerings. Products developed by this segment include V-Link, C4, and other proprietary technology. The Company licenses certain developed technology to third party users, such as Lucent, Brooktrout and others.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             --------------------

NOTE 8 -- SEGMENT OF BUSINESS REPORTING, CONTINUED

There are no intersegment revenues. The Company's business is conducted principally in the U.S.; foreign operations are not material. The table below presents information about revenues from external customers and net loss for the three-month periods ended March 31, 1999 and 1998. There has been no material change in segment assets from the amounts reported in the Company's annual report on Form 10-K for the year ended December 31, 1998.

                                                                For the Three       For the Three
                                                                Months Ended        Months Ended
                                                                March 31, 1999      March 31, 1998
                                                                --------------      --------------
REVENUES FROM EXTERNAL CUSTOMERS:
  Telecommunications services                                   $  6,183,000        $  4,781,000
  Marketing services                                                 760,000           1,341,000
  Technology licensing and developing                                294,000             206,000
                                                                ------------        ------------
  Total revenues from external customers for
    reportable segments                                         $  7,237,000        $  6,328,000
                                                                ------------        ------------

SEGMENT INCOME (LOSS):
  Telecommunications services                                   $    316,000        $ (1,562,000)
  Marketing services                                                (469,000)           (532,000)
  Technology licensing and developing                               (422,000)           (564,000)
                                                                ------------        ------------
  Total segment loss for reportable segments                        (575,000)         (2,658,000)

  Unallocated non-cash amounts in consolidated net loss:
    Amortization of discount on notes payable                       (659,000)         (2,061,000)
    Write-down of capitalized software costs                      (1,847,000)                  -
    Amortization of deferred compensation on stock
      options issued for services                                   (314,000)           (305,000)
    Amortization of intangible assets                               (723,000)           (723,000)
  Other corporate expenses                                        (2,794,000)         (1,591,000)
  Loss from discontinued operations                                 (350,000)             (7,000)
                                                                ------------        ------------
                                                                $ (7,262,000)       $ (7,345,000)
                                                                ------------        ------------
                                                                ------------        ------------


NOTE 9 -- SUBSEQUENT EVENTS

SHAREHOLDERS' MEETING

On April 14, 1999, the Shareholders approved an amendment to the Articles of Incorporation increasing the authorized common stock from 75,000,000 shares to 150,000,000 shares. In addition, the shareholders voted to approve a plan of financing that includes the issuance of warrants to purchase up to 11,000,000 shares of Common Stock, with a variable exercise price ranging from $1.25 to $2.78 per share, to Winter Harbor, L.L.C. in the event that management elected not to repay the Bridge Loan debt owing to Winter Harbor on April 26, 1999. The debt was not repaid on April 26, 1999 and additional warrants to purchase 9,900,000 share of Common Stock were issued.

                     I-LINK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             --------------------

Note 9 -- Subsequent Events, continued

FINANCING ARRANGEMENT

On April 15, 1999, the Company entered into a new financing agreement with Winter Harbor. Winter Harbor agreed to loan to the Company up to $4 million under a note due September 30, 1999. The Loan will accrue interest at a variable rate of prime plus a spread beginning at 5 points through and including May 9, 1999, and increasing 1 point every three months thereafter, to a maximum of 7 points. The Company has the option to require Winter Harbor to exchange the loan for Series N Preferred Stock. It is the Company's intention to exchange the loan for Series N Preferred Stock or repay this loan from proceeds of the Series N offering. As partial consideration for Winter Harbor making the loan, the Company will seek shareholder approval at its next shareholders' meeting of a modification to the conversion terms of the Series N Preferred shares. The Company has an option to extend the due date to April 15, 2000. If the Company elects to extend the due date of the $4 million loan and the Company's shareholders fail to approve the modification to the conversion terms of the Series N Preferred shares, the Company will be required to issue to Winter Harbor one warrant for each $1 of principal outstanding on the loan as of the date of the loan extension. The warrants would be issued on the same terms and conditions as the warrants issued in connection with the $8,000,000 Bridge Loan (see Note 5).

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-K for the year ended December 31, 1998.

FORWARD LOOKING INFORMATION

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "MAY," "WILL," "BELIEVE," "ESTIMATE," "EXPECT," "PLAN," AND "INTENDED" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY RESPECTING FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES AS NOTED BELOW. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED.

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Among many factors that could cause actual results to differ materially from the forward looking statements herein include, without limitation, the following: the Company's ability to finance and manage expected rapid growth; the Company's ability to attract, support, retain and motivate a growing number of independent representatives; the impact of competitive services and pricing; the Company's ongoing relationship with its long distance carriers and vendors; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting policies, litigation, federal and state governmental regulation of the long distance telecommunications and internet industries; the Company's ability to maintain, operate and upgrade its information systems network; the Company's success in deploying it's Communication Engine network in internet telephony; the existence of demand for and acceptance of the Company's products and services; as well as other risks referenced from time to time in the Company's filings with the SEC.

The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OPERATIONS

In January 1997, I-Link Incorporated (the "Company") acquired I-Link Communications ("ILC"); in August 1997, the Company acquired MiBridge, Inc.; and in the first quarter of 1998 the Company formed ViaNet Technologies, Ltd. ("ViaNet"). In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending March 31, 1999 and 1998 have been reported as discontinued operations.

The Company provides basic and enhanced telecommunications services to its customers and subscribers nationwide utilizing IP (Internet Protocol) -enabled technology developed by the Company that permits the delivery of these services in a manner that dramatically lowers cost and increases utility, while fully maintaining the high sound/transmission quality and reliability of calls placed over traditional telecommunications networks. The technology model that permits the Company to provide its services at lower cost and with increased utility is similar to the Internet and its capability to provide users virtually unlimited access to the Internet at costs that are a fraction of standard long distance rates; however, I-Link's technology and network infrastructure provide distinct enhancements and advantages to carrying communications traffic over the Internet. The Company is also engaged in the research and development of advanced telecommunications products and equipment, such as its line capacity expansion device, now in the final testing stage, that allows a single standard telephone line in a customer's home or office to simultaneously (1) create the capacity of multiple lines that can carry on simultaneous calls and other communications functions ("multiplexing"), (2) provide the inter-office/home functionality of a PBX, and (3) maintain a persistent Internet connection.

Through its wholly owned subsidiaries I-Link Worldwide, LLC, I-Link Communications, Inc., and I-Link Systems, Inc., the Company provides telecommunications products and services to residential, business and wholesale customers. Through its wholly owned subsidiaries MiBridge, Inc., and ViaNet Technologies Ltd., the Company undertakes the research and development of new telecommunications products and technologies, and the licensing of certain of these products and technologies to other telecommunications companies. I-Link Incorporated and its subsidiaries are sometimes collectively referred to herein as the "Company" or "I-Link."

During the first quarter of 1999, the Company continued the deployment of its technology through its Communication Engines in an additional eight metropolitan areas in the United States and anticipates continued deployments during the remainder of 1999 to continue the build out of the Company's IP Telephony network. Continued deployment of the Company's Communications Engines should result in a decrease in telecommunications costs as more traffic is carried on the Company's own infrastructure and an increase in revenues from subscribers as the Company extends the geographic areas where the Company can offer increasingly competitive rates for long-distance and enhanced telecommunications services.

During the first quarter of 1999, the Company began field-testing of its communication product dubbed "C4" (Customer Communications Control Center). The product will provide home and small business customers the capacity of up to 24 phone lines using the existing telephone lines and wires that are connected to their homes or offices today. In addition, C4 will provide around-the-clock Internet access and access to the enhanced services I-Link currently offers, including voice mail, fax, paging, e-mail, conference calling and follow-me-anywhere One-Number service. C4 uses existing telecommunications networks, including the standard copper-wire lines currently installed in nearly every home and business, as well as high-speed data lines and infrastructure that have been announced or are being installed by local and long-distance telecommunications companies. Field trials are expected to continue into the third quarter of 1999 with anticipated sales beginning in late 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 1999 were $1,712,200, short-term certificates of deposits were $358,619 and the working capital deficit was $6,676,392. Cash used by operating activities during the three-month period ended March 31, 1999 was $2,846,873 as compared to $4,824,760 during the same period ended March 31, 1998. The decrease in cash used by operating activities in 1999 was primarily due to a decrease of approximately $1,350,000 in the Company's net loss after allowance for non-cash expenses with the balance associated with timing of collections and payments related to accounts receivable, other assets, accounts payable and accrued expenses.

Net cash used by investing activities in the three-month period ended March 31, 1999 was $299,857 as compared to net cash used of $660,107 in the same period ended March 31, 1998. Cash used by investing activities in 1999 was attributable to the purchase of furniture, fixtures and equipment of $406,523 which was offset by $30,000 received from the sale of certain assets from discontinued operations and the maturity of certificates of deposits in the amount of $76,666. In the first three months of 1998 cash used by investing activities was primarily due to purchase of furniture, fixtures and equipment of $660,107.

Financing activities provided net cash of $3,548,579 in the first three months of 1999 as compared to cash provided of $5,669,577 in the same period of 1998. Cash provided in 1999 included proceeds of $4,200,000 from short-term debt and common stock warrants, and $5,000 in net proceeds from exercises of common stock warrants and options. Repayments of $656,421 on long-term debt, notes payable and capital lease obligations from continuing operations offset these proceeds. During the same three months in 1998, cash provided by financing activities included $5,768,000 in proceeds from issuance of long-term debt and warrants and $275,600 from the exercise of common stock warrants and options which sources were offset by repayments of $374,023 on long-term debt and capital lease obligations from continuing operations.

The Company incurred a net loss from continuing operations of $6,911,635 for the first three months of 1999, and as of March 31, 1999 had an accumulated deficit of $92,244,324. Revenue generated from continuing operations will not be sufficient during the remainder of 1999 to fund the Company's operations or continued expansion of its private telecommunications network facilities and anticipated growth in subscriber base. To provide a portion of its capital needs, the Company has entered into two financing arrangements as described below. Additional funds will be necessary from public or private financing markets to fund continued operations, to successfully integrate and finance the planned expansion of the business communications services and to discharge the financial obligations of the Company.

CURRENT POSITION/FUTURE REQUIREMENTS

During the remainder of 1999, the Company plans to use available cash and funds raised from the sale of debt or equity securities to fund the development and marketing of I-Link products and services. During the first quarter of 1999 revenue from continuing operations increased $145,710 (2.1%) from the fourth quarter of 1998 as shown below:

                                           Three Months Ended
                                       ---------------------------      Increase     % Increase
                                        12/31/98         3/31/99       (Decrease)    (Decrease)
                                       -----------     -----------     ----------    -----------
Telecommunications services            $ 5,698,087     $ 6,182,698     $  484,611        8.5%
Marketing services                         914,263         759,872       (154,391)     (16.9)%
Technology licensing and development       478,926         294,416       (184,510)     (38.5)%
                                       -----------     -----------     ----------
Net operating revenue                  $ 7,091,276     $ 7,236,986     $  145,710        2.1%
                                       -----------     -----------     ----------
                                       -----------     -----------     ----------



The increase in telecommunications services was a direct result of the growth in the Company's Network Marketing channel of distribution. The Company anticipates that this rate of growth will increase in future periods as the Company continues it IP Telephony network expansion into new geographic areas hence allowing the Company to offer increasingly competitive rates for long-distance and enhanced telecommunications services.

The decrease in marketing services revenue was primarily due to a decrease in the number of new independent representatives signed up in the first quarter of 1999 compared to the fourth quarter of 1998. The Company anticipates that revenues from marketing services will increase as the year continues primarily due to: (1) the expansion of the Company's IP Telephony network resulting in reduced telecommunication rates to users of I-Link's telecommunications services, (2) increased availability of enhanced services (nationwide in May 1999), and (3) the anticipated release of V-Link 3.0.

Technology licensing and development revenue was down from the fourth quarter. This decrease is expected to continue in the future as the Company has decided to direct a greater portion of the MiBridge resources into research and development rather than technology licensing and development. Accordingly, revenues from technology licensing and development in 1999 are anticipated to be less than 1998. Revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects.

The Company anticipates improved cash flow in the remainder of 1999 primarily from the following sources:

- During the first quarter of 1999 the Company deployed its Communication Engines in an additional eight metropolitan areas in the United States and anticipates continued deployments during the remainder of 1999 to continue the build out of the Company's IP Telephony network. The anticipated effect of this expansion is increased revenues and profit margins for telecommunications services in the future.

-  Anticipated increase in revenues from marketing of its C4 product in late
   1999.

- Release of V-Link 3.0 that will have increased functionality and ease of use thus increasing revenues from incremental sales and usage of V-Link enhanced services.

- New revenues will be generated from the Company's IR WebCenter product that was released in late March 1999.

-  New product pricing and expanded marketing channels.

The Company anticipates that in preparation for continued market penetration and deployment of I-Link products, cash requirements for operations and the continued development and marketing of I-Link services will be at increasingly higher levels than experienced in the first quarter of 1999.

In January 1999, the Company entered into an agreement with a national carrier to lease local access spans to continue the build out of the I-Link Network infrastructure. The three-year agreement includes minimum usage commitments of

$1,512,000 during the first year and $2,160,000 in the second and third years. If the Company were to terminate the agreement early, it would be required to pay any remaining first year minimum monthly usage requirements and pay 25% of any remaining second and third year minimum monthly usage requirements.

In order to provide for capital expenditure and working capital needs, the Company entered into two agreements with Winter Harbor. The first agreement, finalized in January 1999, provided an additional $11,000,000 in financing (the "Winter Harbor Financing Arrangement"), as well as the issuance of warrants and a rights offering. The Winter Harbor Financing Arrangement consists of an $8,000,000 bridge loan facility (the "Bridge Loan") and a $3,000,000 standby letter of credit (the "Letter of Credit") to secure additional capital leases of equipment and telephone lines relative to the proposed expansion of the Company's telecommunications network. As of March 31, 1999, the Company had received advances under the bridge loan and letter of credit of $8,000,000 and $2,477,000 respectively. To the extent that the bridge loan is not exchanged into Series N Preferred stock (described below), the Bridge Loan matures and must be repaid by October 31, 1999.

Under the Winter Harbor Financing Arrangement, the Company is obligated to issue up to 20,000 shares of a new series of preferred stock (Series N preferred stock) as part of a rights offering which will be open to the Company's common and preferred stockholders. Each share of Series N preferred stock may be purchased for $1,000. The Company and Winter Harbor have agreed under the Winter Harbor Financing Arrangement that the Company can require Winter Harbor to exchange the outstanding balance of the Bridge Loan plus accrued interest for Series N preferred stock. Winter Harbor is entitled, but not obligated, to subscribe for any shares of Series N preferred stock which are subject to rights that are not exercised by other stockholders. Winter Harbor has indicated its intention to subscribe for unexercised rights. Should all of the Series N Preferred Stock be sold and all $8 million drawn on the Bridge Loan is exchanged for Series N Preferred Stock, the net proceeds to the Company after repayment of the Bridge Loan would be approximately $11.5 million.

In the second agreement, dated April 15, 1999, Winter Harbor agreed to loan to the Company up to $4 million under a note due September 30, 1999. The Loan will accrue interest at a variable rate of prime plus a spread beginning at 5 points through and including May 9, 1999, and increasing 1 point every three months thereafter, to a maximum of 7 points. The Company may cause the loan to be exchanged for Series N Preferred Stock. It is the Company's intention to exchange the loan for Series N Preferred Stock or repay this loan from proceeds of the Series N offering. As partial consideration for the loan, at its next meeting of its shareholders, the Company shall seek shareholder approval of a modification to the conversion terms of the Series N Preferred shares. The Company has an option to extend the due date to April 15, 2000, provided that in the event the Company's shareholders fail to approve the modification to the conversion terms of the Series N Preferred shares, the Company shall be required to issue to Winter Harbor one warrant for each $1 of principal outstanding on the loan as of the date of such extension, which warrants shall be issued on the same terms and conditions as the warrants issued in connection with the $8,000,000 Bridge Loan described above. Should the Company draw the full $4,000,000 on the financing arrangement dated April 15, 1999 and elect to exchange that debt into Series N Preferred Stock, the net proceeds of the Series N offering would be approximately $7,500,000.

In addition, the due date of the Company's prior obligation to Winter Harbor in the amount of $7.768 million, which was due on demand, was extended to April 15, 2000.

While the Company believes that the aforementioned sources of funds will be sufficient to fund operations in 1999, the Company anticipates that additional funds will be necessary from public or private financing markets to successfully integrate and finance the planned expansion of the business communications services, product development and manufacturing, and to discharge the financial obligations of the Company. The availability of such capital sources will depend on prevailing market conditions, interest rates, and the financial position and results of operations of the Company. There can be no assurance that such financing will be available, that the Company will receive any proceeds from the exercise of outstanding options and warrants or that the Company will not be required to arrange for additional debt, equity or other type of financing.

        THREE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THREE-MONTH
                       PERIOD ENDED MARCH 31, 1998

In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending March 31, 1999 and 1998 have been reported as discontinued operations.

REVENUES

Telecommunications service revenue increased $1,401,721 to $6,182,698 in the first quarter of 1999 as compared to $4,780,977 in the first quarter of 1998. The increase is due primarily to an increase of approximately $2,800,000 from growth in the Network Marketing channel. In early 1998 the Company decided to refocus its resources to concentrate on the channels of product distribution with better profit margins (primarily Network Marketing). The effect of this decision was to terminate the Company's relationship with several accounts during the second quarter of 1998. Revenues from the terminated accounts approximated $1,200,000 in the first three months of 1998.

Marketing services revenue, which includes revenues recognized from independent representatives for promotional and presentation materials, national conference fees and various product sales decreased $581,375 to $759,872 in the first quarter of 1999 as compared to $1,341,247 in the first quarter of 1998. The decrease was primarily related to two items: namely (1) revenues of $241,000 from V-Phone and Netlink 1+ products which were sold in the first quarter of 1998 but were discontinued in early 1998, and (2) a decrease of $326,000 in promotional and presentation materials sold to independent representatives in 1999 as compared to the same period in 1998. In the latter part of the first quarter of 1999 the Company installed system updates to better support independent representatives and in March 1999, the Company modified its independent representatives compensation plan. The effect of these two improvements is expected to result in increased future marketing services revenues. As revenues in this marketing channel are intended to cover the marketing service costs, it is anticipated that as the base of independent representatives grows, marketing service revenues will approximate the related costs.

Technology licensing and development revenue increased $88,466 to $294,416 in the first quarter of 1999 as compared to $205,950 in the first quarter of 1998. These revenues are from the licensing and development of technology through MiBridge, Inc. and are due to increased acceptance of its products in the market place. This increase is not expected to continue in the future as the Company has decided to direct a greater portion of the MiBridge resources into research and development rather than technology licensing and development. Accordingly, revenues from technology and development in the remainder of 1999 are anticipated to be less than in the comparable period of 1998. Additionally, revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects

OPERATING COSTS AND EXPENSES

Telecommunications expenses decreased $574,786 in the first quarter of 1999 to $4,323,430 as compared to $4,898,216 for the same quarter of 1998. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the generation of telecommunication service revenue. Continued deployment of the Company's Communication Engines in 1999 and better pricing from the Company's underlying carriers have allowed telecommunications revenues to grow at a rate significantly faster than the related telecommunication network expenses. The Company anticipates that this trend will continue in the future.

Marketing service costs decreased $651,576 to $1,216,309 in the first quarter of 1999 as compared to $1,867,885 for the same quarter of 1998. The expenses relate directly to the Company's marketing service revenue. Marketing service expenses include commissions and the costs of providing promotional and presentation materials, national and regional conventions and ongoing administrative support. The decrease is primarily due to a change by the Company to only hold one annual convention and more regional conventions through out the year. Accordingly , whereas the first quarter of 1998 included expenses for national and regional conferences of approximately $420,000, the first quarter of 1999 included approximately $64,000, a
decrease of $356,000.   The remaining decrease is directly related to the
decrease in marketing services revenues as discussed above.

Selling, general and administrative expense increased $425,536 to $2,837,123 in the first quarter of 1999 as compared to $2,411,587 in the first quarter of 1998. The increase was primarily due to general increases in overhead and personnel expenses associated with growing the Company's telecommunication business.

The provision for doubtful accounts increased $132,044 to $905,706 in the first quarter of 1999 as compared to $773,662 in the same quarter of 1998. This increase is primarily due to the net effect of the following two events:
(1) a 30% increase in telecommunication service revenue in the first quarter of 1999 as compared to the same quarter of 1998, and (2) losses recorded in the first quarter of 1998 (which did not recur in 1999) in connection with the Company's decision in early 1998 to refocus the resources of the Company to concentrate on the Network Marketing channel of distributing its products, the effect of which was to terminate its relationship with several accounts including the Company's single largest wholesale marketing group.

Depreciation and amortization increased $332,693 to $1,343,420 in the first quarter of 1999 as compared to $1,010,727 in the first quarter of 1998. The increase is due to increased depreciation on continuing acquisitions of furniture, fixtures and equipment as well as an increase in amortization on assets acquired through leases capitalized for accounting purposes.

Research and development increased $4,940 to $573,035 in the first quarter of 1999 as compared to $568,095 in 1998. The Company expects that expenditures for research and development will continue at a comparable amount during the remainder of 1999.

In the first quarter of 1999, the Company recorded a write-down of capitalized software costs of $1,847,288. In early 1998 the Company contracted with an outside consulting company to develop a billing and operations information system. As of March 31, 1999 the Company had capitalized $2,284,574 in costs associated with this in-process system development. The Company continually evaluated the functionality and progress of the in-process system development. In May 1999, the Company's management and its Board of Directors concluded that the new system would not significantly enhance the Company's existing billing and information systems or meet its ultimate needs and accordingly did not justify paying additional contracted expenses of approximately $1,000,000. Negotiations to discontinue work under the contract were concluded in May 1999 with the consulting company forgoing any future payments on the project while retaining amounts paid to date of $1,847,288. Accordingly the Company has recorded a write-down on the in-process system development of $1,847,288.

Interest expense decreased $1,055,153 to $1,125,889 in the first quarter of 1999 as compared to $2,181,042 in the same quarter of 1998. The net decrease is primarily due a decrease in amortization of debt discount and debt issuance costs (non-cash) from $2,061,000 in the first quarter of 1998 as compared to $659,000 in the first quarter of 1999. The debt discount and debt issuance costs are related to warrants granted in connection with certain financing arrangements entered into in the respective quarters. This decrease was offset by an increase of $347,000 in actual interest on notes payable in the first three months of 1999 as compared to the same period in 1998.

Interest and other income decreased $21,713 to $23,579 in the first quarter of 1999 as compared to $45,292 in the same quarter of 1998. The decrease was primarily due to a decrease in certificates of deposit the Company held in the respective periods.

The Company recorded an additional loss from discontinued operations in the first quarter of 1999 in the amount of $350,000. The Company has experienced unexpected delays in disposing of the remaining non-operating assets, including certain assets located in China. Additionally, the Company's best estimate of proceeds from the remaining assets is expected to be less than originally estimated by management. As the remaining asset disposals have not occurred as expected, during the first quarter of 1999 the Company revised its best estimate of the ultimate loss on disposal and related on-going administrative costs and accordingly recorded the additional estimated loss of $350,000.

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

While the Company continues to assess various aspects of its Y2K vulnerability, the project team has begun the process of remediating or replacing systems and devices that do not appear to be fully compliant. Much of this remediation effort involves readily available, simple upgrades to hardware and software components, or relatively minor changes to the Company's in-house developed systems. The Company intends to complete the Remediation phase, except for the billing system discussed below, by July 31, 1999. Total costs, past and future, of all remediations, including the billings system discussed below, are not expected to exceed $250,000. The Company does not believe that its use of internal resources will significantly delay any other systems development efforts. The Company has initiated testing of some systems to confirm that they can process calendar dates after December 31, 1999.

The Company believes that reliance on other telecommunications providers represents the Company's greatest Y2K exposure and is the primary third-party relationship that is critical to the Company's on-going operations. While the Company has its own communications network to carry much of its traffic, the Company's network is dependent upon significant third-party carriers (such as Sprint) and local exchange carriers (LECs), such as U.S. West and PacBell. These entities originate and terminate local and long-distance caller traffic which accesses the Company's communications network or services areas not covered by I-Link's network. This is substantially the same risk faced by other telecommunications providers. The Company is in the process of evaluating the Y2K preparedness of its carriers and the many LEC's. I-Link's carriers have indicated they intend to be Y2K compliant in public filings and other notifications. In the event that these carriers do not become Y2K compliant prior to December 31, 1999, the Company would need to switch to carriers who were Y2K compliant or face a significant impact on its ability to deliver telecommunications services. In the event the Company's current carriers do not become Y2K compliant and the Company is unable to switch to a carrier(s) that is Y2K compliant, the Company would not be able to deliver its services which would have a substantial negative impact on the Company and its results of operations, liquidity, and financial position. In the event that certain LEC's are not Y2K compliant, customers of the Company would not be able to originate or terminate a call in geographic areas serviced by the LEC, which would negatively impact the financial condition of the Company.

In order to assess the preparedness of third party vendors including I-Link's carriers and LEC's, the Company is surveying the vendors and their public statements and Web sites. At the conclusion of its internal and third party assessments, the Company intends to complete contingency plans to address various scenarios in which key vendors and suppliers may not be Y2K compliant.

The internal system the Company believes most vulnerable to Y2K problems is the existing billing system which: (1) gathers call detail records ("CDRs");
(2) processes the CDRs into billable CDRs; (3) rates the CDRs; (4) prepares invoices to customers; (5) and records payments received. The inability of the Company's billing system to operate in the Year 2000 would adversely impact the recognition and collection of revenue, and therefore, could negatively impact the results of operations and financial position. The current billing system contains some programs that are not Y2K compliant. The Company has discontinued its project with an outside consulting company that would have replaced the existing billing system with a Y2K compliant system. However, the Company has been making and will continue to make enhancements to the existing billing system in order for that system to be Y2K compliant by August 31, 1999. The cost of these modifications to the existing billing system are not anticipated to exceed $50,000, and would involve internal resources only such as salaries and benefits.

COSTS. The Company is primarily using internal resources to identify, assess, correct, test, and implement solutions for minimizing Y2K consequences, but expects to incur some additional consulting, upgrade, and other expenses. The Company has already expended approximately $30,000 to date for upgrades, and approximately $25,000 on internal resources for Y2K preparation. The Company estimates the remaining expenditures for outside services and upgrades should not exceed $100,000 and internal resources should not exceed $95,000. However, the ultimate final cost of modifications and conversions could change and is not definitively known at this time. The Company expects to fund such expenditures from public or private financing markets.

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

The Company's revenue cycle is dependent on the ability to complete customer calls and integrate the related CDRs into the billing system described above. The Company's ability to complete calls is contingent upon the Y2K compliance of its underlying carriers and LECs, which have represented that
they will be ready.   Barring a long-term, catastrophic failure of electrical
services or the telecommunications industry in general, the most likely worst-case scenario would be a general failure of the Company's own communications network, which carries its call traffic. In that case, the Company would not be able to provide enhanced services (such as V-Link) but customers could still complete long-distance calls as those calls would be routed over the Company's carriers networks. However unlikely, such an event would seriously and adversely affect operating margins, but operations could continue until repairs were made. Continuing on with the worst-case scenario, a failure of the Company's ability to collect CDRs might prevent the timely billing of services. Such a failure would result in a cash-flow exposure to the Company for as long as it may require to correct CDR collection programs. Since the billing process occurs two to three weeks after the close of any period, minor problems would probably have minimal financial impact. Nevertheless, if corrections required a significantly longer time period, customer billing, revenue collection and cash flows could be delayed and bad debts increased to the extent that material damages to the Company could result. The Company intends to test various components of this scenario to reduce exposure to this reasonably likely worst case scenario.

Milestones and implementation dates and the costs of the Company's Y2K readiness program are subject to change based on new circumstances that may arise or new information becoming available, that may alter underlying assumptions or requirement.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on April 14, 1999, at which two proposals were considered and passed by the stockholders:

Proposal 1 was "Approval of a plan of financing that includes the issuance of warrants to purchase up to 11,000,000 shares of common stock, with a variable exercise price ranging from $1.25 to $2.78 per share, to Winter Harbor in the event that management elects not to repay certain debt owing to Winter Harbor on April 26, 1999. Any unsatisfied obligations under such debt will still come due on the October 31, 1999 maturity date even if the warrants are issued." The vote for Proposal 1 was: 13,775,647 votes for; 1,045,981 votes against, 106,115 votes abstaining.

Proposal 2 was "Approval of an Amendment to the Articles of Incorporation Increasing the Authorized Common Stock from 75,000,000 shares to 150,000,000 shares to allow for the issuance of the warrants in the first proposal and a rights offering of convertible preferred stock to be conducted in connection with the Winter Harbor Financing Arrangement." The vote for Proposal 2 was:
13,819,744 votes for; 1,012,289 votes against, 95,710 votes abstaining.

ITEM 6(a) - EXHIBITS

Exhibit
Number      Item
-------     -----
  27        Financial data schedule.


ITEM 6(b) -- REPORTS ON FORM 8-K

A report on Form 8-K was filed on March 23, 1999 regarding a new financing arrangement between the Company and Winter Harbor, LLC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                       I-Link Incorporated
                                       -------------------
                                           (Registrant)


Date: May 17, 1999                     By: /s/ John W. Edwards
                                          ---------------------------
                                          John W. Edwards
                                          President, Chief Executive Officer


                                       By: /s/ Karl S. Ryser, Jr.
                                          ---------------------------
                                          Karl S. Ryser, Jr.
                                          Chief Financial Officer, Chief
                                          Accounting Officer, and Treasurer