Form 10-K/A
period 1998-12-31
I LINK INC
filed 1999-06-24
CIK 849145

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-K/A#1


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

       Unlike other providers of telecommunications services utilizing IP technology, I-Link does not use the Internet to deliver its services. Rather, I-Link's communications services and products are carried over a new telecommunications network established by I-Link (the "I-Link Network"). The I-Link Network is made up of multiple routing facilities or "Hubs" strategically established in large metropolitan areas nationwide. As of March 31, 1999 the Company has established seven Hubs in the following locations: Phoenix, Salt Lake City, Chicago, Orlando, Dallas, Los Angeles and Seattle. The hubs are comprised of sophisticated equipment and proprietary software containing I-Link's IP technology ("Communication Engines[TM]") and interconnected by leased telecommunications spans and lines (similar to the Internet, but private - an "Intranet"), complemented by access to the existing public switched telecommunications network where needed to complete the delivery of I-Link's services to geographic areas outside of I-Link's Intranet. From these Hubs, the I-Link Network spans out to other geographic areas via additional dedicated spans and lines.

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

       Opportunity to Provide Substantial Savings to Users. Use of I-Link products and services afford the opportunity to substantially reduce the long distance telephone and data transmission charges presently borne by the current user of long distance telephone services. Charges for the use of landline networks traditionally used in long distance telecommunications are generally based on time of day (day time, evening, night or weekend) and distance, often resulting in substantial long distance charges. In contrast, customer charges for telecommunications services on IP communication networks (such as the Internet and the I-Link Network) are generally fixed regardless of time of day or distance. While the Company's rate for long distance calls not originating or terminating on the I-Link Network is 8.9 cents per minute, the customer can obtain significant cost savings if the long distance call originates and terminates on the I-Link Network where the call rate is 4.9 cents per minute regardless of the time of day or distance.

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

Distribution Plan

       I-Link currently uses or intends to utilize the following distribution methods: (i) Network Marketing sales program; (ii) direct sales using independent sales agents; (iii) selling through an independent telephone company or "Telco" resellers; (iv) acquisition of smaller carriers with established customer bases; (v) selling through Internet Service Providers ("ISPs"); (vi) selling through cable/broadcasting companies; (vii) selling through direct sales organizations; (viii) direct sales to top national accounts and vertical market resellers ("VMRs"); (ix) selling through established channels of distribution in the retail computer/technology markets;
(x) leveraging OEM channels; and (xi) telemarketing/telesales. Although the Company intends to use these other distribution methods, as of December 31, 1998 the Company principally uses only the Network Marketing Sales Program as discussed in more detail below.


       Network marketing sales program overview. I-Link, through its affiliate I-Link Worldwide, L.L.C., has targeted all residential users, initially throughout the United States, through the establishment and implementation of a Network Marketing sales program, providing individuals the opportunity to earn commissions on the sale of the I-Link products and services to their neighbors and acquaintances. A large amount of interest in I-Link has been generated throughout the network marketing industry, and I-Link believes a significant market opportunity exists through the exploitation of this marketing and sales channel to reach a large number of potential residential customers. I-Link formally launched its Network Marketing sales operation and began marketing in this channel in June 1997. Individuals are recruited by a word of mouth process and may become an independent sales representative
"IR") upon entering into a standard written independent sales representative agreement with the Company and paying a fee of either $50 or $295 based on options selected for promotional and presentation materials. The initial term of the agreement is for twelve months. At the end of the twelve months the IR must submit a standard renewal form and pay the appropriate renewal fee (currently $35). The Company may refuse to accept an IR's renewal application in which case the IR's relationship with the Company terminates. The Company relies on its IRs to sponsor new IRs. While the Company provides, at cost, subscription forms, brochures, and other sales materials, IRs are primarily responsible for educating new IRs with respect to products, the compensation plan, and how to build a successful independent business.


      IR commission plan. IRs receive commissions based upon sales of I-Link products and services to customers who become I-Link subscribers. Commissions range from 2% to 46% based upon the product sold or services utilized and the IR's seniority within the Network Marketing plan. IRs are not contractually obligated to purchase products or services, sign-up new customers or sponsor new IRs, although by doing so, they can increase their seniority within the Network Marketing plan. An additional commission from $210 to $370 can be earned by the IR based upon the IR's initial signing up of another IR and that new IR signing up users of I-Link products or services. IR's personally solicit potential individual and business customers via one to one sales presentations wherein customers sign order forms for I-Link telecommunication products and services.


       Revenue growth through network marketing. The majority of the Company's revenue depends directly upon the efforts of IRs. Growth in revenue for both marketing services and telecommunications services requires an increase in the productivity of IRs and/or growth in the total number of IRs. There can be no assurance that the productivity or number of IRs will be sustained at current levels or increased in the future. The Company had approximately 12,700 and 12,600 IRs as of December 31, 1998 and 1997, respectively.


       IR support. The Company is committed to providing high-level support services to IRs. Through its call center, national and regional conferences, personal contact with IRs, IR focus groups, newsletters and fax messaging the Company seeks to understand and satisfy the needs of each IR. As many IRs have limited number of hours each week to concentrate on their Network Marketing business, management believes that effective support of each IR has been and will continue to be important to the success of the Company.


     Rules affecting IRs. The Company's standard IR agreement, policies and procedures, and compensation plan contained in promotional and presentation materials provided to every IR outline the scope of permissible IR marketing activities. The Company's IR rules and guidelines are designed to provide IRs with flexibility and opportunity within governmental regulations regarding network marketing and prudent business policies and procedures. IRs are thus prohibited from representing themselves as agents or employees of the Company. IRs are obligated to present the Company's products, services and business opportunity ethically and professionally. IRs agree that the presentation of the Company's business opportunity must be consistent with, and limited to, the product and service claims and representations made in literature distributed by the Company. IRs are prohibited from making earnings claims. IRs must obtain Company approval before using any form of media advertising to promote products and services. Literature used to promote Company products and services must be produced or approved by the Company. Generic business opportunity advertisements (without using the Company name) may be placed in accordance with certain guidelines in some states. IRs may not use the Company's trademarks or other intellectual property without the Company's consent and approval. The Company systematically reviews alleged reports of IR misbehavior. If the Company determines that an IR has violated any of the IR policies or procedures, it may either terminate the IR's rights completely or impose sanctions such as warnings, probation, suspension, and fines or penalties until specified conditions are satisfied, or other appropriate injunctive relief. IR terminations based on violations of the Company's policies and procedures have aggregated less than 1.0% of the Company's IR force since inception. An IR may voluntarily terminate his/her distributorship at any time.

Technology Licensing

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

Access to the switched telephone network is a necessary component of the I-Link Network in order for phone and fax transmissions to be routed to destinations in lesser-populated geographic areas that are not serviced by one of I-Link's CE Hubs. In addition, the access to the switched telephone network at favorable pricing permits I-Link to expand its customer bases in given geographic areas across the switched telephone network until such time as the size of the customer base in the area can support the transfer of the customers from the switched telephone network to the I-Link Network. The agreement with the Company's underlying carrier (Sprint) has minimum monthly purchase commitments of $550,000 through May 2000.

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

       As of December 31, 1998 the Company's telecommunication and marketing service revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a Network Marketing channel of distribution which targets residential and small businesses in the United States. These revenue sources depend directly upon the efforts of IRs.
IRs personally solicit potential individual and business customers via one to one sales presentations wherein customers sign order forms for I-Link telecommunications products and services (telecommunication service revenues).


       An individual may also become an IR upon entering into a standard written independent sales representative agreement with the Company and paying a fee of either $50 or $295 based on options elected for promotional and presentation materials (included in market service revenues). The initial term of the agreement is for twelve months and may be renewed on a yearly basis thereafter. IRs receive commissions based upon sales of I-Link products and services to customer who become I-Link subscribers. Commissions range from 2% to 46% based upon the product sold or services utilized and the IR's seniority within the Network Marketing plan. An additional commission from $210 to $370 can be earned by the IR based on the IR's initial signing up of another IR and that new IR signing up users of I-Link products or services.


       Growth in revenue for both telecommunications and marketing services requires an increase in the productivity of IRs and/or growth in the total number of IRs. There can be no assurance that the productivity or number of IRs will be sustained at current levels or increased in the future. The Company had approximately 12,700 and 12,600 IRs as of December 31, 1998 and 1997, respectively.



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



       Telecommunication service revenues increased $8,553,674 to $19,634,681 in 1998 as compared to $11,081,007 in 1997. The increase was primarily due to an increase of $13,830,000 from growth in the network marketing channel (started in June 1997). This increase was partially offset by a decrease of $5,275,000 in revenues from other channels of distribution as the Company determined that it would refocus the resources of the Company to concentrate on those channels of distribution of its products which had higher profit margins and accordingly terminated certain relationships. The increase in revenues is primarily due to increased usage as the average rate per minute did not change significantly from 1997 to 1998.

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

       In January 1999, the Company entered into an agreement with MCI WorldCom carrier to lease local access spans to continue the build out of the I-Link Network infrastructure. The three-year agreement includes minimum usage commitments of $1,512,000 during the first year and $2,160,000 in the second and third years. If the Company were to terminate the agreement early, it would be required to pay any remaining first year minimum monthly usage requirements and pay 25 percent of any remaining second and third year minimum monthly usage requirements.

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


Item 8.     Financial Statements.

       See Consolidated Financial Statements beginning on page F-1.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

       None

                                  PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act.

          Name             Age                    Title
-----------------------  -----  -----------------------------------------
John W. Edwards           44    Chairman of the Board, President and
                                Chief Executive Officer

John M. Ames              39    Vice President of Operations

Karl S. Ryser, Jr.        43    Treasurer, Chief Financial Officer and
                                Chief Accounting Officer

David E. Hardy            46    Secretary

Henry Y.L. Toh            41    Director and Assistant Secretary

Thomas A. Keenan          34    Director

David R. Bradford         48    Director

Joseph A. Cohen           51    Director

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

     John M. Ames, Vice President of Operations. Mr. Ames joined I-Link as Vice President of Operations in September of 1998. Between April and August 1997, Mr. Ames organized, developed and sold Time Key L.C., a company specializing in Time and Labor Management software and consulting. From June 1996 until April 1997, he was the Vice President and Chief Financial Officer of Neurex
(now Elan Pharmaceutical), a Menlo Park, California based public biotech company. From August 1993 until June 1996 Mr. Ames managed various information services, finance and cost accounting, strategic partnering, international tax, and human resource functions as the Director of Corporate Services at TheraTech, a public Utah based pharmaceutical company. From April 1992 through August 1993, he was responsible for overseeing U.S. sites information services activities as the Corporate Director of Information Services with Otsuka Pharmaceutical, a large privately owned Japanese conglomerate. Prior to joining Otsuka, Mr. Ames spent over eight years with KPMG Peat Marwick as an auditor and consultant in the High Technology practice. He is a graduate from Brigham Young University with both a Bachelors and Masters (Macc) degree in accounting with emphasis in accounting information systems and management consulting.

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

10.37(18)* Employment Agreement dated August 28, 1998, between the Company and
           John Ames.

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

10.43(17)  Agreement dated as of January 15, 1999 by and between the Company and Winter Harbor.
10.44(17)  First Amendment to Security Agreement dated as of January 15, 1999, by and among the Company, five of its wholly-owned subsidiaries and Winter Harbor, amending Security Agreement dated April 14, 1997.
10.45(17)  First Amendment to Pledge Agreement dated as of January 15, 1999, by and among the Company and Winter Harbor, amending Pledge Agreement dated April 14, 1997.
10.46(17)  Series D, E, F, G, H, I and J Warrant Agreement dated as of January
           15, 1999 by and between the Company and Winter Harbor, and related forms of warrant certificates.
21(15)     Subsidiaries of the Registrant.
27(1)      Financial data schedule.
________________
* Indicates a management contract or compensatory plan or arrangement required to be filed.
1      Filed herewith.
2      Incorporated by reference to the Company's Current Report on Form 8-
       K, dated February 23, 1996, file number 0-17973.
3      Incorporated by reference to the Company's Annual Report on Form 10-
       KSB for the year ended December 31, 1995, file number 0-17973.
4      Incorporated by reference to the Company's Current Report on Form 8-
       K, dated February 23, 1996, file number 0-17973.
5 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, file number 0-17973.
6      Incorporated by reference to the Company's Current Report on Form 8-
       K, dated January 13, 1997, file number 0-17973.
7      Incorporated by reference to the Company's Annual Report on Form 10-
       KSB for the year ended December 31, 1996, file number 0-17973.
8 Incorporated by reference to the Company's Registration Statement on Form SB-2, file number 333-17861.
9      Incorporated by reference to the Company's Current Report on Form 8-
       K, dated June 5, 1997, file number 0-17973.
10     Incorporated by reference to the Company's Pre-Effective Amendment
       No. 1 to Registration Statement on Form SB-2, file number 333-17861.
11     Incorporated by reference to the Company's Current Report on Form 8-
       K, dated September 30, 1997, file number 0-17973.
12     Incorporated by reference to the Company's Pre-Effective Amendment
       No. 3 to Registration Statement on Form SB-2, file number 333-17861.
13     Incorporated by reference to the Company's Annual Report on Form 10-
       K for the year ended December 31, 1997, file number 0-17973.
14     Incorporated by reference to the Company's Quarterly Report on Form
       10-Q for the period ended June 30, 1998, file number 0-17973.
15 Incorporated by reference to the Company's Registration Statement on Form S-1 filed September 3, 1998, file number 333-62833.
16     Incorporated by reference to the Company's Quarterly Report on Form
       10-Q for the period ended September 30, 1998, file number 0-17973.
17     Incorporated by reference to the Company's Current Report on Form 8-
       K filed on March 23, 1999, file number 0-17973.

18 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, file number 0-17973.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                         I-LINK INCORPORATED
                         (Registrant)


Dated:  June 23, 1999            By:  /s/ John W. Edwards

                                     John W. Edwards, Chairman of the Board,
                                     President and Chief Executive Officer

        In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                          Date

/s/ John W. Edwards        Chairman of the Board, President      June 23, 1999
John W. Edwards            and Chief Executive Officer


/s/ Karl S. Ryser, Jr.     Treasurer, Chief Financial Officer    June 23, 1999
Karl S. Ryser, Jr.         and Chief Accounting Officer


/s/ David E.  Hardy         Secretary                            June 23, 1999
David E. Hardy


/s/ Henry Y.L. Toh         Director                              June 23, 1999
Henry Y.L. Toh


/s/ Thomas A. Keenan       Director                              June 23, 1999
Thomas A. Keenan


/s/ David R. Bradford      Director                              June 23, 1999
David R. Bradford


/s/ Joseph A. Cohen        Director                              June 23, 1999
Joseph A. Cohen

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

                      Preferred Stock         Common Stock      Additional
                    --------------------  --------------------    Paid-In      Deferred     Accumulated
                    Shares     Amount       Shares     Amount     Capital    Compensation     Deficit
------------------  -------  -----------  ----------  --------  -----------  ------------  -------------
Balance at
December 31, 1997   115,526  $ 1,155,260  16,036,085  $112,251  $58,820,877  $(2,289,765)  $(56,984,247)

Issuance of Class F
 redeemable preferred
 stock, net of
 issuance costs
 of $569,418          1,000       10,000           -         -    9,420,582            -              -
Reclassification of
 Class F redeemable
 preferred stock to
 mezzanine           (1,000)     (10,000)          -         -  ( 9,420,582)           -              -
Reclassification of
 Class F redeemable
 preferred stock
 from mezzanine
 due to conversion
 to common stock          2           20           -         -       18,842            -              -
Conversion of
 preferred stock
 into Common Stock  (71,477)    (714,770)  2,326,731    16,288      698,482            -              -
Common Stock
 dividend paid to
 holders of Class
 F redeemable
 preferred stock          -            -         240         2          487            -           (489)
Stock options
 issued for services      -            -           -         -      378,322     (356,322)             -
Amortization of
 deferred compensation
 on stock options
 issued for services      -            -           -         -            -    1,157,901              -
Forfeiture of stock
 options issued for
 services                 -            -           -         -  (   273,595)     273,595              -
Warrants issued in
 connection with
 certain notes payable    -            -           -         -    1,032,634            -              -
Warrants issued in
 connection with
 certain convertible
 notes payable            -            -           -         -    7,274,000            -              -
Exercise of stock
options and warrants      -            -     399,540     2,797      682,146            -              -
Net loss                  -            -           -         -            -            -    (27,958,079)
                    -------  -----------  ----------  --------  -----------  ------------  -------------

Balance at
December 31, 1998    44,051  $   440,510  18,762,596  $131,338  $68,632,195  $(1,214,591)  $(84,942,815)
                    =======  ===========  ==========  ========  ===========  ============  =============

                                     Continued
The accompanying notes are an integral part of these consolidated financial statements

                   I-LINK INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         1998           1997         1996
                                    -------------  -------------  -------------
Cash flows from operating activities:
  Net loss                          $(27,958,079)  $(29,858,701)  $(23,064,240)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization      4,192,174      2,549,282        690,920
    Provision for doubtful accounts    3,160,621      1,385,000              -
    Accrued litigation settlement              -              -        821,000
    Amortization of discount on
     notes payable                     7,402,059      2,371,575              -
    Amortization of deferred
     compensation on stock options
     issued for services               1,157,901      2,467,369              -
    Interest expense associated with
     issuance of convertible notes             -        320,000      1,945,000
    Acquired in-process research and
     development                               -      4,235,830     14,577,942
    Write-off of intangible assets             -        860,305              -
    Loss on disposal of assets                 -        351,288              -
    Other                                      -              -         14,155
  Increase (decrease) from changes
   in operating assets and
   liabilities, net of effects of
   acquisitions:
    Accounts receivable              ( 4,329,430)   ( 2,932,347)        19,490
    Other assets                         527,466    (   718,096)   (   294,067)
    Accounts payable and accrued
     liabilities                     (   990,776)     5,769,611    (   432,375)
    Discontinued operations
     - noncash charges and working
     capital changes                      12,345      1,190,358        881,890
                                      ----------     ----------     ----------
             Net cash used in
             operating activities    (16,825,719)   (12,008,526)   ( 4,840,285)
                                      ----------     ----------     ----------
Cash flows from investing activities:
  Purchases of furniture, fixtures,
   equipment and software            ( 3,258,189)   ( 1,948,857)   (   669,970)
  Cash received from the purchase
   of MiBridge                                 -         79,574              -
  Cash received from the purchase
   of I-Link Communications                    -        435,312              -
  Purchase of certificates of
   deposit - restricted                        -              -    ( 1,962,601)
  Proceeds from maturity of
   certificates of deposit
   - restricted                        1,345,215         53,500         60,000
  Investing activities of
   discontinued operations               310,000    (     7,055)   (       915)
                                      ----------     ----------     ----------


                                     Continued
The accompanying notes are an integral part of these consolidated financial statements

                   I-LINK INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         1998           1997         1996
                                    -------------  -------------  -------------
             Net cash used in
             investing activities    ( 1,602,974)   ( 1,387,526)    (2,573,486)
                                      ----------     ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of long-
   term debt                          11,009,712      5,000,000      2,502,333
  Repayment of long-term debt        ( 2,700,904)   (   892,307)   ( 2,860,086)
  Payment of capital lease
   obligations                       (   184,103)   (   187,278)   (   130,299)
  Proceeds from issuance of
   preferred stock, net of
   offering costs                      9,430,582      6,618,888     12,290,000
  Proceeds from exercise of Common
   Stock warrants and options            684,943        137,933              -
  Financing activities of
   discontinued operations           (   170,465)   (    53,556)        32,734
                                      ----------     ----------     ----------
             Net cash provided by
             financing activities     18,069,765     10,623,680     11,834,682
                                      ----------     ----------     ----------
Increase (decrease) in cash and cash
  equivalents                        (   358,928)   ( 2,772,372)     4,420,911
Cash and cash equivalents at
  beginning of year                    1,727,855      4,500,227         79,316
                                      ----------     ----------     ----------
Cash and cash equivalents at end of year:
  Continuing operations                1,311,003      1,643,805      4,407,465
  Discontinued operations                 57,924         84,050         92,762
                                      ----------     ----------     ----------
    Total cash and cash equivalents
      at end of year                 $ 1,368,927    $ 1,727,855    $ 4,500,227
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

The Company incurred a net loss from continuing operations of $27,780,073 for the year ended December 31, 1998, and as of December 31, 1998 had an accumulated deficit of $84,942,815 and negative working capital of $4,487,914. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 1999 to fund ongoing operations and the continued expansion of its private telecommunications network facilities, development and manufacturing of its C4 product and anticipated growth in subscriber base. In order to provide funds towards working capital needs, the Company has entered into two additional financing arrangements with Winter Harbor. The first provides for short-term borrowings of up to $8,000,000 and a $3,000,000 standby letter of credit to guarantee payment on a new $3,000,000 equipment lease (see Notes 7 and 8). As of December 31, 1998, the Company had received advances under the short term bridge loan of $3,842,000 and had made equipment acquisitions on the new lease of $1,144,000. The remaining $4,158,000 on the Bridge Loan was received subsequent to year-end. Under the second agreement, finalized on April 15, 1999, Winter Harbor agreed to loan to the Company up to $4,000,000 under a note due September 30, 1999. The Company may cause the loan to be exchanged for Series N Preferred Stock. It is the Company's intention to exchange

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 1 - Description of Business, Principles of Consolidation and Liquidity, continued

the loan for Series N Preferred Stock or repay this loan from proceeds of the Series N offering. The Company has an option to extend the due date on the $4,000,000 note to April 15, 2000 (see Note 16). In addition, the due date of the Company's prior obligation to Winter Harbor in the amount of $7,768,000, which was due on demand, was extended to April 15, 2000.

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

During the second quarter of 1997 the Company launched a network marketing channel to market its telecommunication services. Marketing services revenues from the network marketing channel primarily include revenues recognized from independent representatives ("IRs") for promotional and presentation materials and national conference registration fees. IRs enter into a standard written independent sales representative agreement with the Company and pay a fee of either $50 or $295 based on selected options for sales and marketing materials and on-going administrative support. Revenue from the sale of promotional and presentation materials (included in Marketing services revenue) is recognized at the time the materials are shipped. The portion of the sign-up fee including a normal profit margin, relating to on-going administrative support is deferred and recognized over twelve months (the initial term of the IR agreement). Marketing services revenues are presented net of estimated refunds on returns of network marketing materials.

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 2 - Summary of Significant Accounting Policies, continued


Technology licensing and development revenues are recognized as products are shipped (or used as in the case of royalties) or services are performed. Revenues on long-term development projects are recognized under the percentage of completion method of accounting and are based upon the level of effort expended on the project, compared to total costs related to the contract.

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

During 1998, the Company obtained an aggregate of $7.768 million in new interim debt financing from Winter Harbor, L.L.C. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 6,740,000 warrants to purchase Common Stock of the Company at exercise prices ranging from $5.50 to $7.22 (Loan Warrants) based upon 110% of the closing price of the Common Stock on the day loan funds were advanced. The warrants have exercise periods of 7.5 years from issuance. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. Pursuant to the terms of the loan agreement with Winter Harbor, the initial borrowings of $5,768,000 were payable upon demand by Winter Harbor no earlier than May 15, 1998, and were

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 7 - Long-term debt, continued

collateralized by essentially all of the assets of the Company's subsidiaries. As the loan was not repaid by May 15, 1998, the total loan, including additional borrowings of $2,000,000 obtained in the second quarter, continued on a demand basis with interest accruing at prime plus four percent. On April 15, 1999, Winter Harbor agreed that it will not demand payment under the notes prior to April 15, 2000. Additionally, Winter
Harbor has the right at any time until the loan is repaid to elect to convert the unpaid balance of the loan into additional shares of the Company's Series M Redeemable Preferred Stock, reduce the exercise price of the 6,740,000 Loan Warrants to $2.50 per share, and receive an additional 5,000,000 warrants to purchase Common Stock of the Company at an exercise price of $2.50 per share.

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

On July 28, 1998, the terms of the JNC equity investment were amended to provide a floor to the conversion price, and to effect the amendment the Company created a 5% Series F Convertible Preferred Stock for which the
Series E Preferred Shares originally issued to JNC were exchanged one for one. Pursuant to the amendment, the Series F Preferred Shares were originally convertible into common shares at a conversion price of the lesser of $4.00 per common share or 87% of a moving average market price of the Company's common shares at the time of conversion, subject to a $2.50 floor. The
Series F Preferred Shares provide for adjustments in the initial conversion price and as of December 31, 1998, the conversion price has been adjusted to the lesser of $3.76 or 81% of a moving average market price of the Company's common shares at the time of conversion. In the event the market price remains below $2.50 for five consecutive trading days, the floor will be re-set to the lower rate, provided, however, that the floor shall not be less than $1.25. As of December 31, 1998, the floor had been reset to $2.033. JNC also received an additional warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $4.00 per common share. The Series F Preferred shares may be converted at any time, are automatically converted at the end of three years, and are subject to specific provisions that would prevent any issuance of I-Link Common Stock at a discount if and to the extent that such shares would equal or exceed in the aggregate 20 percent of the number of common shares outstanding on July 9, 1998 absent shareholder approval as contemplated by the Nasdaq Stock Market Non-Quantitative Designation Criteria.

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

At December 31, 1997, 9,512,650 of the 10,000,000 shares of preferred stock authorized remain undesignated and unissued. Dividends in arrears at December 31, 1998 were $472,709, $242,577 and $1,481,836 for Class C, F and
M Preferred Stock, respectively.


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
                                                  ==========      ==========

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 14 - Segment of Business Reporting, continued

                                                    1998            1997
                                                -------------   -------------
Expenditures for segment long-lived assets      $  1,114,000    $  1,043,000
Unallocated expenditures for development
 of information systems                            1,723,000               -
Other unallocated expenditures for
 corporate assets                                    422,000         906,000
                                                  ----------      ----------
                                                $  3,259,000    $  1,949,000
                                                  ==========      ==========

Segment assets                                  $  8,004,000    $  5,549,000
Intangible assets not allocated to segments        9,420,000      12,314,000
Furniture, fixtures and equipment not
 allocated to segments                             1,496,000       1,156,000
Software and information systems not
 allocated to segments                             2,476,000         118,000
Net assets of discontinued operations                417,000         595,000
Other assets not allocated to segments             2,042,000       4,521,000
                                                  ----------      ----------
                                                $ 23,855,000    $ 24,253,000
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

Purchase commitments

The Company has commitments to purchase long-distance telecommunications capacity on lines from a national provider in order to provide long-distance telecommunications services to the Company's customers who reside in areas

                   I-LINK INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ____________


Note 15 - Commitments, continued

not yet serviced by the Company's dedicated telecommunications network. The Company's minimum monthly commitment is approximately $550,000. The agreement is effective through May 2000. Failure to achieve the minimum will require shortfall payments by the Company equal to 50% of the remaining monthly minimum usage amounts.


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