Form 10-Q
period 1999-06-30
I LINK INC
filed 1999-08-19
CIK 849145

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 --------------

As of August 10, 1999, the registrant had outstanding 21,801,652 shares of $0.007 par value common stock.

PART I - FINANCIAL INFORMATION

                      I-LINK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS                          June 30, 1999         December 31,
                                                                      (Unaudited)              1998
                                                                     -------------         ------------
Current assets:
   Cash and cash equivalents                                         $  1,538,443          $  1,311,003
   Accounts receivable, less allowance for doubtful
      accounts of $3,693,000 and $1,941,000 as of
      June 30, 1999 and December 31, 1998, respectively                 5,099,509             4,402,016
   Certificates of deposit - restricted                                    75,619               378,160
   Other current assets                                                   329,171               293,789
   Net assets of discontinued operations                                   67,371               417,371
                                                                     ------------          ------------
      Total current assets                                              7,110,113             6,802,339

Furniture, fixtures, equipment and software, net                        6,512,025             7,262,781

Other assets:
   Intangible assets, net                                               7,973,536             9,420,383
   Certificates of deposit - restricted                                   107,000               164,125
   Other assets                                                           588,788               205,735
                                                                     ------------          ------------
                                                                     $ 22,291,462          $ 23,855,363
                                                                     ------------          ------------
                                                                     ------------          ------------
          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                  $  2,386,540          $  2,792,651
   Accrued liabilities                                                  4,003,270             3,436,989
   Current portion of long-term debt                                      781,448             1,050,431
   Current portion of notes payable to related parties,
      net of discount                                                   7,768,000             3,437,138
   Current portion of obligations under capital leases                    939,241               573,044
                                                                     ------------          ------------
      Total current liabilities                                        15,878,499            11,290,253

Notes and accrued interest payable to a related party,
   net of discount, to be exchanged for Series N
   preferred stock                                                     10,576,875                     -
Notes payable to a related party                                                -             7,768,000
Obligations under capital leases                                        1,155,928               603,933
                                                                     ------------          ------------
                                                                       27,611,302            19,662,186
                                                                     ------------          ------------
Commitments and contingencies (note 7)

Redeemable preferred stock - Class M                                   11,734,820            11,734,820
Redeemable preferred stock - Class F                                    4,243,761             9,411,720
                                                                     ------------          ------------
                                                                       15,978,581            21,146,540
                                                                     ------------          ------------
Stockholders' deficit:
   Preferred stock, $10 par value, authorized 10,000,000
      shares, issued and outstanding 33,677 and 44,051 at
      June 30, 1999 and December 31, 1998, respectively,
      liquidation preference of $2,145,769 and $2,675,259
      at June 30, 1999 and December 31, 1998, respectively                336,770               440,510
   Common stock, $.007 par value, authorized 150,000,000
      shares, issued and outstanding 21,731,759 and
      18,762,596 at June 30, 1999 and December 31, 1998,
      respectively                                                        152,122               131,338
   Additional paid-in capital                                          77,295,116            68,632,195
   Deferred compensation                                                 (842,886)           (1,214,591)
   Accumulated deficit                                                (98,239,543)          (84,942,815)
                                                                     ------------          ------------
     Total stockholders' deficit                                      (21,298,421)          (16,953,363)
                                                                     ------------          ------------
                                                                     $ 22,291,462          $ 23,855,363
                                                                     ------------          ------------
                                                                     ------------          ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                         ---------------------------------       -------------------------------
                                                             1999                1998                1999               1998
                                                         ------------         ------------       ------------       ------------
Revenues:
   Telecommunication services                            $  6,225,552         $  4,134,967       $ 12,408,250       $  8,915,944
   Marketing services, net                                  1,476,090              963,962          2,235,962          2,305,209
   Technology licensing and development                       754,557              374,660          1,048,973            580,610
                                                         ------------         ------------       ------------       ------------
     Total revenues                                         8,456,199            5,473,589         15,693,185         11,801,763
                                                         ------------         ------------       ------------       ------------

Operating costs and expenses:
   Telecommunication network expense                        4,740,624            4,612,334          9,064,054          9,510,550
   Marketing services                                       1,763,447            1,343,072          2,979,756          3,210,957
   Selling, general and administrative                      3,087,696            2,520,506          5,924,819          4,932,092
   Provision for doubtful accounts                          1,038,309              675,000          1,944,015          1,448,662
   Depreciation and amortization                            1,437,403            1,039,099          2,780,823          2,049,826
   Write-down of capitalized software costs                         -                    -          1,847,288                  -
   Research and development                                   501,070              576,060          1,074,105          1,144,155
                                                         ------------         ------------       ------------       ------------
     Total operating costs and expenses                    12,568,549           10,766,071         25,614,860         22,296,242
                                                         ------------         ------------       ------------       ------------
Operating loss                                             (4,112,350)          (5,292,482)        (9,921,675)       (10,494,479)
                                                         ------------         ------------       ------------       ------------

Other income (expense):
   Interest expense                                        (1,742,543)          (5,459,535)        (2,868,432)        (7,640,577)
   Interest and other income                                   33,172               18,172             56,751             63,464
                                                         ------------         ------------       ------------       ------------
     Total other income (expense)                          (1,709,371)          (5,441,363)        (2,811,681)        (7,577,113)
                                                         ------------         ------------       ------------       ------------
Loss from continuing operations                            (5,821,721)         (10,733,845)       (12,733,356)       (18,071,592)

Loss from discontinued operations (less applicable
     income tax provision of $0 for the six and three
     month periods ended June 30, 1999 and 1998)                    -             (100,564)          (350,000)          (108,006)
                                                         ------------         ------------       ------------       ------------
         Net loss                                        $ (5,821,721)        $(10,834,409)      $(13,083,356)      $(18,179,598)
                                                         ------------         ------------       ------------       ------------
                                                         ------------         ------------       ------------       ------------

CALCULATION OF NET LOSS PER COMMON SHARE:
Loss from continuing operations                           $(5,821,721)        $(10,733,845)      $(12,733,356)      $(18,071,592)
Cumulative preferred stock dividends                         (380,448)            (540,460)          (873,359)          (902,224)
                                                         ------------         ------------       ------------       ------------
     Loss from continuing operations applicable
         to common stock                                 $ (6,202,169)        $(11,274,305)      $(13,606,715)      $(18,973,816)
                                                         ------------         ------------       ------------       ------------
                                                         ------------         ------------       ------------       ------------
Basic and diluted weighted average shares
      outstanding                                          20,799,250           17,102,887         20,037,109         16,616,545
                                                         ------------         ------------       ------------       ------------
                                                         ------------         ------------       ------------       ------------
Net loss per common share - basic and diluted:

Loss from continuing operations                          $      (0.30)        $      (0.66)      $     (0.68)       $      (1.14)
Loss from discontinued operations                                -                   (0.01)            (0.02)              (0.01)
                                                         ------------         ------------       ------------       ------------
     Net loss per common share                           $      (0.30)        $      (0.67)      $     (0.70)       $      (1.15)
                                                         ------------         ------------       ------------       ------------
                                                         ------------         ------------       ------------       ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                       Preferred Stock              Common Stock
                                    ----------------------    ------------------------
                                                                                         Additional
                                                                                           Paid-in      Deferred      Accumulated
                                     Shares      Amount        Shares        Amount       Capital     Compensation      Deficit
                                    --------   ----------    -----------   ----------   -----------   ------------   -------------
BALANCE AT DECEMBER 31, 1998         44,051    $ 440,510     18,762,596    $ 131,338    $68,632,195   $(1,214,591)   $(84,942,815)
Conversion of preferred
  stock into common stock           (10,733)    (107,330)     2,826,543       19,786         87,544             -               -
Reclassification of Class F
  redeemable preferred stock
  from mezzanine due to
  conversion to common stock            359        3,590              -            -      5,164,369             -               -
Common stock dividend paid
  to holders of Class F
  redeemable preferred stock              -            -        100,003          700        212,672             -        (213,372)
Exercise of stock options                 -            -         42,617          298          4,702             -               -
Warrants issued in connection
  with certain notes payable              -            -              -            -      2,220,563             -               -
Warrants issued in connection
  with a standby letter of credit         -            -              -            -        735,720             -               -
Stock options issued for services         -            -              -            -        237,351      (237,351)              -
Amortization of deferred
  compensation on stock options
  issued for services                     -            -              -            -              -       609,056               -
Net loss                                  -            -              -            -              -             -     (13,083,356)
                                    -------    ---------     ----------    ---------    -----------   -----------    ------------
BALANCE AT JUNE 30, 1999             33,677    $ 336,770     21,731,759    $ 152,122    $77,295,116   $  (842,886)   $(98,239,543)
                                    -------    ---------     ----------    ---------    -----------   -----------    ------------
                                    -------    ---------     ----------    ---------    -----------   -----------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     --------------      --------------
Cash flows from operating activities:
   Net loss                                                          $ (13,083,356)      $ (18,179,598)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                      2,780,823           2,049,826
      Provision for doubtful accounts                                    1,944,015           1,448,662
      Amortization of discount on notes payable                          1,766,938           7,274,000
      Write-down of capitalized software costs                           1,847,288                   -
      Loss on disposal of assets                                             7,495                   -
      Amortization of deferred compensation on stock
        options issued for services                                        609,056             524,027
      Increase (decrease) from changes in operating
        assets and liabilities:
        Accounts receivable                                             (2,641,508)         (2,298,846)
        Other assets                                                      (331,361)           (210,184)
        Accounts payable and accrued liabilities                           735,845           2,299,326
      Discontinued operations - noncash charges and
        working capital changes                                            320,652             (16,847)
                                                                      ------------       -------------
                  Net cash used in operating activities                 (6,044,113)         (7,109,634)
                                                                      ------------       -------------
Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                         (615,810)         (1,906,659)
   Maturity of restricted certificates of deposit                          359,666             533,215
   Investing activities of discontinued operations                          30,000             310,000
                                                                      ------------       -------------
                  Net cash used in investing activities                   (226,144)         (1,063,444)
                                                                      ------------       -------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable and warrants                  7,600,000           7,768,000
   Payment of long-term debt                                              (268,984)           (209,616)
   Payment of related party debt                                          (500,000)           (500,000)
   Payment of capital lease obligations                                   (337,667)            (98,732)
   Proceeds from exercise of common stock warrants and options               5,000             684,943
   Financing activities of discontinued operations                               -            (170,465)
                                                                      ------------       -------------
                  Net cash provided by financing activities              6,498,349           7,474,130
                                                                      ------------       -------------

Increase (decrease) in cash and cash equivalents                           228,092            (698,948)

Cash and cash equivalents at beginning of period                         1,368,927           1,727,855
                                                                      ------------       -------------
Cash and cash equivalents at end of period                           $   1,597,019       $   1,028,907
                                                                      ------------       -------------
                                                                      ------------       -------------
Cash and cash equivalents at end of period:
   Continuing operations                                             $   1,538,443       $     930,176
   Discontinued operations                                                  58,576              98,731
                                                                      ------------       -------------
      Total cash and cash equivalents at end of period               $   1,597,019       $   1,028,907
                                                                      ------------       -------------
                                                                      ------------       -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Conversion of preferred stock into common stock                   $     107,330       $     213,630
   Reclassification of Class F redeemable preferred
     stock from mezzanine                                                5,167,959                   -
   Warrants issued in connection with a standby
     letter of credit                                                      735,720                   -
   Equipment acquired under capital lease obligations                    1,822,193                   -
   Accrued interest to be exchanged for Series N
     preferred stock                                                       575,675                   -
   Sale of assets of discontinued operations for
     note receivable                                                        35,000                   -


              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------


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

On March 23, 1998, the Company's Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its efforts on the sale of telecommunication services and technology licensing. The Company has sold or intends to sell all of the assets of the medical services subsidiaries, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries. During 1998, the Company received $310,000 from the sale of assets from the medical service subsidiaries. In January 1999, the Company sold additional assets for $15,000 and a note receivable of $35,000. The Company has experienced unexpected delays in disposing of the remaining non-operating assets, including certain assets located in China. Additionally, the Company's best estimate of proceeds from the remaining assets is expected to be less than originally estimated by management. As the remaining asset disposals have not occurred as expected, during the first quarter of 1999, the Company revised its best estimate of the ultimate loss on disposal and recognized an additional loss on disposal of $350,000. As of June 30, 1999, there were no significant revenue generating activities remaining from the medical services operations. On-going administrative costs include payroll and office rent associated with collecting outstanding accounts receivable and oversight of the final close out procedures. These anticipated costs have been accrued for as part of management's best estimate of the expected ultimate loss on disposal. The results of the medical services operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets - discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, (b) the financial position at June 30, 1999, and (c) cash flows for the six-months ended June 30, 1999 and 1998. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K as amended for the year ended December 31, 1998 and quarterly report on Form 10-Q for the three-months ended March 31, 1999.

The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $12,733,356 for the six-month period ended June 30, 1999, and as of June 30, 1999 had an accumulated deficit of $98,239,543 and negative working capital of $8,768,386. The Company anticipates that revenues generated from its continuing operations will not be sufficient during the remainder of 1999 to fund ongoing operations, the continued expansion of its private telecommunications network facilities, development and manufacturing of its C4 product and anticipated growth in subscriber base.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 1 - DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY, CONTINUED

In order to provide funds towards working capital needs, the Company has entered into two new financing arrangements with Winter Harbor L.L.C. ("Winter Harbor"). Winter Harbor is owned by First Media, L.P., a private media and communications company which is a private investment principally of Richard E. Marriott and his family. The first financing arrangement provides for short-term borrowings of up to $8,000,000 and a $3,000,000 standby letter of credit to guarantee payment on a new $3,000,000 equipment lease. As of June 30, 1999, the Company had received advances under the short term bridge loan of $8,000,000 and had made equipment acquisitions on the new lease of $2,645,000. The $8,000,000 short-term borrowings were originally due October 31, 1999. Under the second agreement, finalized on April 15, 1999, Winter Harbor agreed to loan to the Company up to $4,000,000 under a note due September 30, 1999. As of June 30, 1999, the Company had received advances under the $4,000,000 loan totaling $3,400,000. The Company had the option to require Winter Harbor to exchange the $4,000,000 loan for Series N preferred stock. The Company also had the option to extend the due date on the $4,000,000 note to April 15, 2000. In addition, the due date of the Company's prior obligation to Winter Harbor in the amount of $7,768,000, which was due on demand, was extended to April 15, 2000.

Under the $8,000,000 and $3,000,000 financing arrangements, the Company was obligated to offer up to 20,000 shares of a new series of preferred stock (Series N) as part of a rights offering which was open to the Company's common and preferred stockholders. Each share of Series N preferred stock could be purchased for $1,000. On July 23, 1999, the Company completed its offering of 20,000 shares of Series N preferred stock (see Note 9). The offering was fully subscribed through cash subscriptions and the Company exercising its rights to exchange the above mentioned $8,000,000 and $4,000,000 loans plus accrued interest from Winter Harbor. In total the Company received $7,281,085 in cash (before expenses of approximately $150,000) and exchanged $12,718,915 in Winter Harbor debt and accrued interest.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for the three-month and six-month periods ending June 30, 1999 and 1998, basic and diluted loss per share are the same. During the three-month periods ending June 30, 1999 and March 31, 1999, holders of the Series F Redeemable preferred stock converted 409 and 139 of those shares, respectively. Accordingly, they were paid stock dividends of 81,343 and 18,660 shares of common stock on the converted shares.

REVENUE RECOGNITION

During the second quarter of 1999, the Company began offering its WebCentre product to Independent Representatives ("IR") in the network marketing channel. WebCentre is a personalized web page that can be used for business promotion and back-office support. Each user pays a set-up fee of between $395 - $495, plus a monthly recurring charge of $15.95. Revenue relating to the set-up fee is partially recognized at the time the WebCentre product is made available to the user. The portion of the set-up fee, plus a normal profit margin, relating to ongoing support of the WebCentre is deferred over the estimated life of the IR agreement. Revenue related to the monthly recurring charge is recognized in the month the services are provided.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

NOTE 3 - DISCONTINUED OPERATIONS

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows:

                                                           June 30, 1999         December 31,
                                                            (Unaudited)              1998
                                                           -------------         ------------
        Assets:
          Current assets:
            Cash and cash equivalents                      $     36,031          $     57,924
            Accounts receivable                                 722,752               941,508
            Inventory                                           555,291               555,291
            Other                                                11,143                15,217
                                                           ------------          ------------
              Total current assets                            1,325,217             1,569,940

          Furniture, fixtures and equipment, net                 30,077               363,345
          Other non-current assets                                  785                 6,230
                                                           ------------          ------------
              Total assets                                    1,356,079             1,939,515
                                                           ------------          ------------
        Liabilities:
          Current liabilities:
            Accounts payable and accrued liabilities          1,047,047             1,280,483
            Notes payable                                       241,661               241,661
                                                           ------------          ------------
              Total current liabilities                       1,288,708             1,522,144
                                                           ------------          ------------
        Net assets - discontinued operations               $     67,371           $   417,371
                                                           ------------          ------------
                                                           ------------          ------------

The net assets of the discontinued operations as of June 30, 1999 and December 31, 1998 are shown as a current asset in the consolidated balance sheet as it is anticipated that the disposal of the medical services businesses will be completed by the third quarter of 1999. Revenues of the discontinued operations were $104,498 and $375,063 and $235,121 and $582,298 for the three-month and six-month periods ending June 30, 1999 and 1998, respectively.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 4 - WRITE-DOWN OF CAPITALIZED SOFTWARE COSTS

During 1998, the Company contracted with an outside consulting firm to develop a billing and operations information system and capitalized as a component of furniture, fixture, equipment and software $2,284,574 in costs (including amounts in accounts payable of $437,286) associated with this in-process system development. The Company continually evaluated the functionality and progress of the in-process system development. In May 1999, the Company's management and its Board of Directors concluded that the new system would not significantly enhance the Company's existing billing and information systems, would not meet its ultimate needs and had no alternative future use and accordingly did not justify paying additional billed and contracted expenses of approximately $1,000,000. Negotiations to discontinue work under the contract were concluded in May 1999, with the consulting company forgoing any future payments on the project while retaining amounts paid to date of $1,847,288. Accordingly, in March 31, 1999, the Company recorded a write-down of capitalized software costs on the in-process system development of $1,847,288.

NOTE 5 - CAPITAL FINANCING

On January 15, 1999, I-Link finalized an agreement that had been negotiated in November 1998 with Winter Harbor for additional financing. The financing arrangement consisted of an $8,000,000 bridge loan facility (Bridge Loan) and a $3,000,000 standby letter of credit to secure additional capital leases of equipment relative to the expansion of the Company's telecommunications network. As of June 30, 1999, the amount borrowed under the Bridge Loan was $8,000,000 and acquisitions under the lease agreement totaled $2,645,000. Unsatisfied obligations under the Bridge Loan were due on October 31, 1999. In July 1999, the Company exercised its option to exchange the $8,000,000 in outstanding notes payable along with accrued interest for Series N preferred stock (see Note 9). The Bridge Loan accrued interest at a variable rate of prime plus a spread beginning at 4 points through and including February 9, 1999, increasing 1 point every three months thereafter, to a maximum of 7 points.

As additional consideration for making the $8,000,000 Bridge Loan and $3,000,000 standby letter of credit, the Company granted warrants to purchase common stock to Winter Harbor. Initially, Winter Harbor received one warrant for every $10 borrowed from Winter Harbor. On April 14, 1999, the shareholders voted to approve a plan of financing which included issuing 10 warrants for each $10 borrowed under the Bridge Loan and standby letter of credit if management were to not repay the bridge loan on April 26, 1999. As the loan was not repaid by April 26, 1999, the number of warrants increased in total to 10 warrants for every $10 borrowed. The warrants have 7.5 year exercise periods with an exercise price of the lower of (a) $2.78, (b) the average trading price for any 20 day period subsequent to the issuance of the warrants, (c) the price at which new shares of common stock or common stock equivalents are issued, or (d) the exercise price of any new options, warrants, preferred stock or other convertible security. The exercise price is subject to a $1.25 floor.

The Company has recorded $3,253,196 (of which $2,220,563 was recorded in 1999) as a discount against borrowings on the $8,000,000 Bridge Loan representing the relative fair value attributed to the Bridge Loan warrants issued in 1999. The debt discount is being amortized over the term of the Bridge Loan. In addition, the Company recorded $735,720 as debt issuance costs related to obligations under certain capital leases guaranteed by the Winter Harbor letter of credit representing the fair value of the letter of credit warrants. The debt issuance costs are being amortized over the term of the lease agreements. During the six-month and three-month periods ending June 30, 1999, $1,766,938 and $1,107,758 of debt discount and lease obligation issuance costs were amortized. As the $8,000,000 loan was exchanged for Series N preferred stock, the unamortized debt discount of $1,400,000 will be expensed in July 1999.

On April 14, 1999, the Shareholders approved an amendment to the Articles of Incorporation increasing the authorized common stock from 75,000,000 shares to 150,000,000 shares.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 5 - CAPITAL FINANCING, CONTINUED

On April 15, 1999, the Company entered into a new financing agreement with Winter Harbor. Winter Harbor agreed to loan to the Company up to $4 million under a note due September 30, 1999. The Loan accrued interest at a variable rate of prime plus a spread beginning at 5 points through and including May 9, 1999, increasing 1 point every three months thereafter, to a maximum of 7 points. As of June 30, 1999, the amount borrowed under this loan was $3,400,000 (additional borrowings of $600,000 were made in July 1999). In July 1999, the Company exercised its option to exchange the loan for Series N preferred Stock. As partial consideration for Winter Harbor making the loan, the Company agreed to seek shareholder approval at its next shareholders meeting of a modification to the conversion terms of the Series N preferred shares (see Note 9).

NOTE 6 - INCOME TAXES

The Company recognized no income tax benefit from the losses generated in 1999 and 1998 because of the uncertainty of the realization of the related deferred tax asset.

NOTE 7 - PURCHASE COMMITMENTS

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

NOTE 8- SEGMENT OF BUSINESS REPORTING

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

The prior year's segment information has been restated to present the Company's three reportable segments as follows:

- Telecommunications services - includes long-distance toll services and enhanced calling features such as V-Link. The telecommunications services products are marketed primarily to residential and small business customers.

- Marketing services - includes training and promotional materials to independent sales representatives (IRs) in the network marketing sales channel and WebCentre set-up and monthly recurring fees. Additionally, revenues are generated from registration fees paid by IRs to attend regional and national sales conferences.

- Technology licensing and development - provides research and development to enhance the Company's product and technology offerings. Products developed by this segment include V-Link, C4, and other proprietary technology. The Company licenses certain developed technology to third party users, such as Lucent, Brooktrout and others.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 8- SEGMENT OF BUSINESS REPORTING, CONTINUED

There are no intersegment revenues. The Company's business is conducted principally in the U.S.; foreign operations are not material. The table below presents information about revenues from external customers and net loss for the three-month and six-month periods ended June 30, 1999 and 1998. There has been no material change in segment assets from the amounts reported in the Company's annual report on Form 10-K as amended for the year ended December 31, 1998.

                                                              For The Three-Month                        For The Six-Month
                                                                 Period Ended                               Period Ended
                                                      -----------------------------------      ----------------------------------
                                                      June 30, 1999       June 30, 1998        June 30, 1999        June 30, 1998
                                                      -------------       --------------       -------------        -------------
REVENUES FROM EXTERNAL CUSTOMERS:
     Telecommunications services                       $ 6,225,000         $  4,135,000         $ 12,408,000         $  8,916,000
     Marketing services                                  1,476,000              964,000            2,236,000            2,305,000
     Technology licensing and development                  755,000              375,000            1,049,000              581,000
                                                       -----------         ------------         ------------         ------------
     Total revenues from external customers
       for reportable segments                         $ 8,456,000         $  5,474,000         $ 15,693,000         $ 11,802,000
                                                       -----------         ------------         ------------         ------------
                                                       -----------         ------------         ------------         ------------
SEGMENT INCOME ( LOSS):
     Telecommunications services                       $  (249,000)        $ (2,064,000)        $     67,000         $ (3,626,000)
     Marketing services                                   (301,000)            (386,000)            (770,000)            (918,000)
     Technology licensing and development                   77,000             (382,000)            (345,000)            (946,000)
                                                       -----------         ------------         ------------         ------------
     Total segment loss for reportable
       segments                                           (473,000)          (2,832,000)          (1,048,000)          (5,490,000)

     Unallocated non-cash amounts in
       consolidated net loss:
         Amortization of discount on notes
            payable                                     (1,108,000)          (5,213,000)          (1,767,000)          (7,274,000)
         Write-down of capitalized software costs                -                    -           (1,847,000)                   -
         Amortization of deferred
            compensation on stock options
            issued for services                           (295,000)            (219,000)            (609,000)            (524,000)
         Amortization of intangible assets                (724,000)            (724,000)          (1,447,000)          (1,447,000)
     Other corporate expenses                           (3,221,000)          (1,746,000)          (6,015,000)          (3,337,000)
     Loss from discontinued operations                           -             (101,000)            (350,000)            (108,000)
                                                       -----------         ------------         ------------         ------------
                                                       $(5,821,000)        $(10,835,000)        $(13,083,000)        $(18,180,000)
                                                       -----------         ------------         ------------         ------------
                                                       -----------         ------------         ------------         ------------


NOTE 9 - SUBSEQUENT EVENTS

ANNUAL SHAREHOLDERS MEETING

On July 19, 1999, the Company's Shareholders approved a modification of the terms of the Series N preferred stock to establish a conversion price floor of $1.25 and to link the Series N conversion price to the price at which common stock is issued upon the exercise or conversion of any new options, warrants, preferred stock or other convertible security, including the conversion rate of the Series F preferred stock. The conversion price is discussed in more detail below.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 9 - SUBSEQUENT EVENTS, CONTINUED

SERIES N PREFERRED STOCK

On July 23, 1999 the Company completed its offering of 20,000 shares of Series N preferred stock. The offering was fully subscribed through cash subscriptions and the Company exercising its rights to exchange notes payable to Winter Harbor of $8,000,000 and $4,000,000, plus accrued interest. In total the Company received $7,281,085 in cash (before expenses of approximately $150,000) and exchanged $12,718,915 in Winter Harbor debt and accrued interest. The Series N conversion price was initially set at $2.78, but may be reset to the lowest of: (1) 110% of the average trading price for any 20 day period following the date that Series N preferred stock is first issued; (2) the price at which any new common stock or common stock equivalent is issued; (3) the price at which common stock is issued upon the exercise or conversion of any new options, warrants, preferred stock or other convertible security; and (4) the conversion price of any Series F preferred stock converted after the date that Series N preferred stock is first issued. The conversion price is subject to a floor of $1.25. The Series N preferred stock votes with the common stock on an as converted basis and is senior to all other preferred stock of the Company, except that the Series N preferred stock will in all rights be equal in seniority to the already outstanding Series F preferred stock. Dividends will be paid on an as converted basis equal to common stock dividends.

As the conversion price of the Series N preferred stock at issuance was less than the market price, the Company will recognize a deemed preferred stock dividend in the third quarter of 1999 of approximately $7.2 million. The deemed preferred stock dividend is calculated as the difference between the conversion price per common share per the Series N agreement and the market price of the common stock on the date the proceeds from the offering were received and the debt was exchanged.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-K as amended for the year ended December 31, 1998.

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

OPERATIONS

I-Link Incorporated (the "Company") provides basic and enhanced telecommunications services to its customers and subscribers nationwide utilizing IP (Internet Protocol) -enabled technology developed by the Company that permits the delivery of these services in a manner that dramatically lowers cost and increases utility, while fully maintaining the high sound/transmission quality and reliability of calls placed over traditional telecommunications networks. The technology model that permits the Company to provide its services at a lower cost and with increased utility is similar to the Internet and its capability to provide users virtually unlimited access to the Internet at costs that are a fraction of standard long distance rates; however, I-Link's technology and network infrastructure provide distinct enhancements and advantages to carrying communications traffic over the Internet. The Company is also engaged in the research and development of advanced telecommunications products and equipment, such as its line capacity expansion device, now in the field stage, that allows a single standard telephone line in a customer's home or office to simultaneously (1) create the capacity of multiple lines that can carry on simultaneous calls and other communications functions ("multiplexing"), (2) provide the inter-office/home functionality of a PBX, and (3) maintain a persistent Internet connection.

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

Unlike other providers of telecommunications services utilizing IP technology, I-Link does not use the public Internet to deliver its services. Rather, I-Link's communications services and products are carried over a new telecommunications network established by I-Link (the "I-Link Network"). The I-Link Network is made up of multiple routing facilities or "Hubs" strategically established in large metropolitan areas nationwide. As of June 30, 1999 the Company had established eight Hubs in the following locations:
Phoenix, Salt Lake City, Chicago, Orlando, Dallas, Los Angeles, Seattle and New York. In July 1999 the San Francisco Hub was established. The Hubs are comprised of sophisticated equipment and proprietary software containing I-Link's IP technology ("Communication Engines-TM-") and interconnected by leased telecommunications spans and lines (similar to the Internet, but private - an "Intranet"), complemented by access to the existing public switched telecommunications network where needed to complete the delivery of I-Link's services to geographic areas outside of I-Link's Network. From these Hubs, the I-Link Network spans out to other geographic areas via additional dedicated spans and lines. The Company plans continued deployments during the remainder of 1999 to continue the build out of the Company's IP Telephony network. Continued deployment of the Company's Communications Engines should result in a decrease in telecommunications costs as more traffic is carried on the Company's own infrastructure and an increase in revenues from subscribers as the Company extends the geographic areas where the Company can offer increasingly competitive rates for long-distance and enhanced telecommunications services.

In 1997 the Company started providing telecommunications products and services over the traditional public switched telephone network and began the creation of the I-Link Network through the deployment of its IP technology. Also in 1997, the Company launched its direct-sales marketing company, I-Link Worldwide, LLC, to market its products and services to the residential and small business markets.

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

During the first quarter of 1999, the Company began field-testing of its communication product dubbed "C4" (Customer Communications Control Center). The product will provide small business and home customers the capacity of up to 24 phone lines using the existing telephone lines and wires that are connected to their offices or homes today. In addition, C4 will provide around-the-clock Internet access and access to the enhanced services I-Link currently offers, including voice mail, fax, paging, e-mail, conference calling and follow-me-anywhere One-Number service. The C4 uses existing telecommunications networks, including the standard copper-wire lines currently installed in nearly every home and business, as well as high-speed data lines and infrastructure that have been announced or are being installed by local and long-distance telecommunications companies. Field trials continue and are expected to continue into the third quarter of 1999 with anticipated sales beginning in late 1999.

On July 30, 1999 the Company and Casio Phonemate, Inc. announced their signing of a Memorandum of Understanding to form a business relationship to manufacture and jointly market the Company's C4 product. The Company believes that this relationship will accelerate the distribution of the Company's C4 product in conjunction with the Company's telecommunication and internet services through Casio Phonemate's channels of distribution in addition to the Company's channels.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 1999 were $1,538,443, short-term certificates of deposits were $75,619 and the working capital deficit was $8,768,386. Cash used by operating activities during the six-month period ended June 30, 1999 was $6,044,113 as compared to $7,109,634 during the same period ended June 30, 1998. The decrease in cash used by operating activities in 1999 was primarily due to a decrease of approximately $3,070,000 in the Company's net loss after allowance for non-cash expenses with the balance associated with timing of collections and payments related to accounts receivable, other assets, accounts payable and accrued expenses.

Net cash used by investing activities in the six-month period ended June 30, 1999 was $226,144 as compared to net cash used of $1,063,444 in the same period ended June 30, 1998. Cash used by investing activities in 1999 was attributable to the purchase of furniture, fixtures and equipment of $615,810 which was offset by $30,000 received from the sale of certain assets from discontinued operations and the maturity of certificates of deposits in the amount of $359,666. In the first six-months of 1998 cash used by investing activities was primarily due to purchase of furniture, fixtures and equipment of $1,906,659 which was offset by $310,000 received from sale of certain assets from discontinued operations and $533,215 from matured restricted certificates of deposit.

Financing activities provided net cash of $6,498,349 in the first six-months of 1999 as compared to cash provided of $7,474,130 in the same period of 1998. Cash provided in 1999 included proceeds of $7,600,000 from short-term debt and common stock warrants, and $5,000 in net proceeds from exercises of common stock warrants and options. Repayments of $1,106,651 on long-term debt, notes payable and capital lease obligations from continuing operations offset these proceeds. During the same six months in 1998, cash provided by financing activities included $7,768,000 in proceeds from issuance of long-term debt and warrants and $684,943 from the exercise of common stock warrants and options which sources were offset by repayments of $808,348 on long-term debt and capital lease obligations from continuing operations and $170,465 from discontinued operations.

The Company incurred a net loss from continuing operations of $12,733,356 for the first six-months of 1999, and as of June 30, 1999 had an accumulated deficit of $98,239,543. The Company anticipates that revenue generated from continuing operations will not be sufficient during the remainder of 1999 to fund the Company's ongoing operations, the continued expansion of its private telecommunications network facilities, development and manufacturing of the C4 product and anticipated growth in subscriber base. To provide a portion of its capital needs, the Company has entered into two financing arrangements and completed a $20,000,000 offering of Series N preferred stock as described below. Additional funds will be necessary from public or private financing markets to fund continued operations, to successfully integrate and finance the planned expansion of the business communications services and to discharge the financial obligations of the Company.

CURRENT POSITION/FUTURE REQUIREMENTS

During the remainder of 1999, the Company plans to use available cash and funds raised from the sale of debt or equity securities to fund its on-going operations and the development and marketing of I-Link products and services. During the second quarter of 1999 revenue from continuing operations increased $1,219,213 (16.8%) from the first quarter of 1999 as shown below:

                                                Three Months Ended
                                           ---------------------------
                                             3/31/99         6/30/99        Increase       % Increase
                                           -----------     -----------     -----------     ----------
Telecommunications services                $ 6,182,698     $ 6,225,552     $    42,854          0.7%
Marketing services                             759,872       1,476,090         716,218         94.3%
Technology licensing and development           294,416         754,557         460,141        156.3%
                                           -----------     -----------     -----------
Net operating revenue                      $ 7,236,986     $ 8,456,199     $ 1,219,213         16.8%
                                           -----------     -----------     -----------
                                           -----------     -----------     -----------


Telecommunications services revenues in the first and second quarters of 1999 were comparable even though the number of minutes billed in the second quarter were approximately 6% greater than the first quarter. This revenue from increased minutes billed was essentially offset by a decrease in the average billed rate per minute which is a direct result of the reduced rate plans offered by the Company. The Company anticipates that this rate of growth in minutes and related revenue will increase in future periods as the Company continues it IP Telephony network expansion into new geographic areas allowing the Company to offer increasingly competitive rates for long-distance and enhanced telecommunications services.

The increase in marketing services revenue was primarily due to revenues of $615,000 from the sale of the Company's new WebCentre product which was first offered in the second quarter of 1999. Revenues from new independent representatives (IRs) signed up increased in the second quarter by $104,000 as compared to the first quarter of 1999. WebCentre revenues in the second quarter were generated from a base of existing IRs and accordingly future WebCentre revenues may be more directly related to the future growth of the number of IRs. The Company anticipates that revenues from marketing services will increase as the year continues primarily due to: (1) the expansion of the Company's IP Telephony network resulting in reduced telecommunication rates to users of I-Link's telecommunications services, (2) increased availability of enhanced services, and (3) the anticipated release of V-Link 3.0.

Technology licensing and development revenue increased in the second quarter of 1999. The Company has decided to direct a greater portion of the MiBridge resources into research and development rather than technology licensing and development. Accordingly, revenues from technology licensing and development in 1999 are not anticipated to exceed 1998 revenue. Revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects and royalties from products previous sold.

The Company anticipates improved cash flow from operations in the remainder of 1999 primarily from the following sources:

- During the first six months of 1999 the Company continued deployment of its Communication Engines in the United States and anticipates continued deployments during the remainder of 1999 to continue the build out of the Company's IP Telephony network. The anticipated effect of this expansion is increased revenues and profit margins for telecommunications services in the future.

-    Anticipated increase in revenues from marketing of its C4 product in late
     1999.

- Release of V-Link 3.0 (in the third quarter of 1999) that will have increased functionality and ease of use thus increasing revenues from incremental sales and usage of V-Link enhanced services.

-    The Company's IR WebCentre product that was released in late March 1999.

-    New product pricing and expanded marketing channels.

The Company anticipates that in preparation for continued market penetration and deployment of I-Link products, cash requirements for operations and the continued development and marketing of I-Link services will be at increasingly higher levels than experienced in the first six-months of 1999.

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

In order to provide for capital expenditure and working capital needs, the Company entered into two agreements with Winter Harbor. The first agreement, finalized in January 1999, provided for an additional $11,000,000 in financing (the "Winter Harbor Financing Arrangement"), as well as the issuance of warrants and a rights offering. The Winter Harbor Financing Arrangement consists of an $8,000,000 bridge loan facility (the "Bridge Loan") and a $3,000,000 standby letter of credit (the "Letter of Credit") to secure additional capital leases of equipment and telephone lines relative to the proposed expansion of the Company's telecommunications network. As of June 30, 1999, the Company had received advances under the Bridge Loan and Letter of Credit of $8,000,000 and $2,645,000 respectively. In July 1999, the Bridge Loan plus accrued interest was exchanged for Series N preferred stock as discussed below.

In the second agreement, dated April 15, 1999, Winter Harbor agreed to loan to the Company up to $4,000,000 under a note due September 30, 1999. The Loan will accrue interest at a variable rate of prime plus a spread beginning at 5 points through and including May 9, 1999, and increasing 1 point every three months thereafter, to a maximum of 7 points. The Company may cause the Loan to be exchanged for Series N preferred stock. As partial consideration for the Loan, at its next meeting of its shareholders, the Company was required to seek shareholder approval of a modification to the conversion terms of the Series N Preferred shares. As of June 30, 1999, the Company had received advances under the $4,000,000 loan of $3,400,000. In July 1999 this loan plus accrued interest was exchanged for Series N referred stock as discussed below.

In addition, the due date of the Company's prior obligation to Winter Harbor in the amount of $7,768,000, which was due on demand, was extended to April 15, 2000.

At the Company's annual meeting on July 19, 1999 the Company sought shareholder approval of a modification to the conversion terms of the Series N preferred stock as required under the above mentioned agreements. At that meeting the shareholders approved the modification to the conversions price of the Series N preferred stock which was originally set at $2.78 per common share but with the shareholder approval can now be less than $2.78, subject to a floor of $1.25 dependent upon certain events taking place primarily related to the average common stock market price and new issuance of common stock warrants or options.

On July 23, 1999 the Company completed its rights offering of 20,000 shares of Series N preferred stock. The offering was fully subscribed through cash subscriptions and the Company exercising its rights to exchange the above mentioned $8,000,000 and $4,000,000 loans plus accrued interest from Winter Harbor. In total the Company received $7,281,085 in cash (before expenses of approximately $150,000) and exchanged $12,718,915 in Winter Harbor debt and accrued interest.

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

    THREE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1998

In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending June 30, 1999 and 1998 have been reported as discontinued operations.

REVENUES

Telecommunication services revenue increased $2,090,585 to $6,225,552 in the second quarter of 1999 as compared to $4,134,967 in the second quarter of 1998. The increase is due primarily to the new customers obtained through the Network Marketing channel which began generating revenue in the third quarter of 1997.

Marketing services revenue, which includes revenue recognized from independent representatives for promotional and presentation materials, WebCentre, and ongoing administrative support increased $512,128 to $1,476,090 in the second quarter of 1999 as compared to $963,962 in the same quarter of 1998. The increase was primarily due to revenues of $615,000 related to the Company's new WebCentre product which was first offered in the second quarter of 1999. The new revenue source was offset by discontinuance of certain products which generated revenues of $61,000 in the second quarter of 1998 and accordingly did not generate revenues in 1999. As revenues in this marketing channel are intended to cover the marketing service costs, it is anticipated that as the base of independent representatives grows, marketing service revenues will approximate the related costs.

Technology licensing and development revenue increased $379,897 to $754,557 in the second quarter of 1999 as compared to $374,660 in the same quarter of 1998. These revenues are from the licensing and development of technology through

MiBridge, Inc. and are due to increased acceptance of its products in the marketplace. This rate of increase is not expected to continue in the future as the Company has decided to direct a greater portion of the MiBridge resources into research and development rather than technology licensing and development. Accordingly, revenues from technology and development in 1999 are not expected to exceed revenues in 1998. Additionally, revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects and royalties from products previous sold.

OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $128,290 in the second quarter of 1999 to $4,740,624 as compared to $4,612,334 for the same quarter of 1998. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication services revenue. The increase in expense was primarily due to the increase in telecommunication services revenue. However the rate of increase is significantly below the rate of increase in telecommunications revenues primarily do to (1) continued deployment of the Company's enhanced IP (Internet protocol) telephony network and related economies of scale and increased traffic on the network, (2) efforts of the Company to negotiate reduced rates from its underlying carriers, and (3) better utilization of the Company's telecommunication infrastructure. The Company expects that telecommunications network expense will increase as telecommunication services revenue increases, but at a lesser rate of growth.

Marketing service costs increased $420,375 to $1,763,447 in the second quarter of 1999 as compared to $1,343,072 for the same quarter of 1998. The expenses relate directly to the Company's marketing services revenue. Marketing services expense includes commissions and the costs of providing promotional and presentation materials, the Company's new WebCentre product and ongoing administrative support to independent representatives.

Selling, general and administrative expense increased $567,190 to $3,087,696 in the second quarter of 1999 as compared to $2,520,506 in the second quarter of 1998. The increase was primarily due to increased overhead and personnel costs associated with growth in the Company's telecommunication business.

The provision for doubtful accounts increased $363,309 to $1,038,309 in the second quarter of 1999 as compared to $675,000 in the same quarter of 1998. This increase is primarily due to growth in the Company's telecommunication services revenue.

Depreciation and amortization increased $398,304 to $1,437,403 in the second quarter of 1999 as compared to $1,039,099 in the second quarter of 1998. The increase is primarily due to increased depreciation related to continuing acquisitions of equipment under capital lease agreements. Depreciation expense also increased due to continued acquisition of telecommunication equipment.

Research and development decreased $74,990 to $501,070 in the second quarter of 1999 as compared to $576,060 in the same period of 1998. The Company anticipates that research and development expenses for 1999 will approximate those for 1998.

Interest expense decreased $3,716,992 to $1,742,543 in the second quarter of 1999 as compared to $5,459,535 in the same quarter of 1998. Interest in the second quarter of 1999 included $1,129,620 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $8,000,000 in loans and a $3,000,000 letter of credit to the Company from Winter Harbor and interest on outstanding debt of the Company of $612,923. Interest in the second quarter of 1998 was primarily related to $5,213,000 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $7,768,000 in loans to the Company from Winter Harbor and interest on the same loans of $235,909.

Interest and other income increased $15,000 to $33,172 in the second quarter of 1999 as compared to $18,172 in the same quarter of 1998. The increase was primarily due to an increase in the average balance of cash on hand in the second quarter of 1999 as compared to the same quarter of 1998.

     SIX-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 1998

In December 1997, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors.

Accordingly, medical services operations during the six-month periods ending June 30, 1999 and 1998 have been reported as discontinued operations.

REVENUES

Telecommunications service revenue increased $3,492,306 to $12,408,250 in the first six months of 1999 as compared to $8,915,944 in the first six months of 1998. The increase is due primarily to the new customers obtained through the Network Marketing channel which began generating revenues in the third quarter of 1997.

Marketing services revenue, which includes revenue recognized from independent representatives for promotional and presentation materials, WebCentre, and ongoing administrative support decreased $69,247 to $2,235,962 in the first six-months of 1999 as compared to $2,305,209 in the same period of 1998. The net decrease was primarily due to increased revenues of $615,000 related to the Company's new WebCentre product which was first offered in the second quarter of 1999 which new revenues were offset by: (1) a decrease of $337,000 in revenues from independent representatives for promotional and presentation materials and (2) discontinuance of certain products sold totaling $298,000 in the first six-months of 1998 which accordingly did not have revenues in 1999. As revenues in this marketing channel are intended to cover the marketing service costs, it is anticipated that as the base of independent representatives grows, marketing service revenues will approximate the related costs.

Technology licensing and development revenue increased $468,363 to $1,048,973 in the first six months of 1999 as compared to $580,610 in the first six months of 1999. These revenues are from the licensing and development of technology through MiBridge, Inc. and are due to increased acceptance of its products in the marketplace. This rate of increase is not expected to continue in the future as the Company has decided to direct a greater portion of the MiBridge resources into research and development rather than technology licensing and development. Accordingly, revenues from technology and development in 1999 are not anticipated to exceed revenues in 1998. Additionally, revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects and royalties from products previous sold.

OPERATING COSTS AND EXPENSES

Telecommunication network expenses decreased $446,496 in the first six months of 1999 to $9,064,054 as compared to $9,510,550 for the same period in 1998. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication services revenue. The decrease in expense was primarily due to the deployment of the Company's IP network and the Company's efforts to negotiate reduced rate contracts with other carriers. The Company expects that telecommunications network expense will increase as telecommunication services revenue increases but at a lesser rate of growth as the Company benefits from economies of scale and increased traffic on the Company's enhanced IP telephony network.

Marketing service costs were decreased $231,201 to $2,979,756 in the first six months of 1999 as compared to $3,210,957 for the same period in 1998. The decrease is a direct result of the decreased marketing service revenues during the same period. Marketing service expenses include commissions and the costs of providing promotional and presentation materials, the Company's new WebCentre product, and ongoing administrative support to independent representatives.

Selling, general and administrative expense increased $992,727 to $5,924,819 in the first six months of 1999 as compared to $4,932,092 in the first six months in 1998. The increase was primarily due to increased overhead and personnel costs associated with growing the Company's telecommunication business.

The provision for doubtful accounts increased $495,353 to $1,944,015 in the first six months of 1999 as compared to $1,448,662 in the same period in 1998. This increase is primarily due to growth in the Company's telecommunication services revenue.

Depreciation and amortization increased $730,997 to $2,780,823 in the first quarter of 1999 as compared to $2,049,826 in the first six months of 1998. The increase is primarily due to increased depreciation related to continuing acquisitions of equipment under capital lease agreements. Depreciation expense also increased due to continued acquisition of telecommunication equipment.

In the first quarter of 1999, the Company recorded a write-down of capitalized software costs of $1,847,288. In early 1998 the Company contracted with an outside consulting company to develop a billing and operations information system. The Company continually evaluated the functionality and progress of the in-process system development. In May 1999, the Company's management and its Board of Directors concluded that the new system would not significantly enhance the Company's existing billing and information systems or meet its ultimate needs and accordingly did not justify paying additional contracted expenses of approximately $1,000,000. Accordingly the Company recorded a write-down on the in-process system development of $1,847,288.

Research and development decreased $70,050 to $1,074,105 in the first six months of 1999 as compared to $1,144,155 in the same period in 1998. The Company anticipates that research and development expenses for 1999 will approximate those for 1998.

Interest expense decreased $4,772,145 to $2,868,432 in the first six months of 1999 as compared to $7,640,577 in the same period in 1998. Interest expense in the first six months of 1999 was primarily due to $1,766,938 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $8,000,000 in loans and a $3,000,000 letter of credit to the Company from Winter Harbor and interest on outstanding debt of the Company of $1,101,494. The interest expense in the first six months of 1998 was primarily due to $7,274,000 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $7,768,000 in loans to the Company in the first six months of 1998 and interest expense of $366,577 on outstanding debt of the Company.

Interest and other income decreased $6,713 to $56,751 in the first six months of 1999 as compared to $63,464 in the same period of 1998. The decrease was primarily due to a decrease in the average balance of cash on hand in the first six months of 1999.

The Company recorded an additional loss from discontinued operations in the first six months of 1999 in the amount of $350,000. The Company has experienced unexpected delays in disposing of the remaining non-operating assets, including certain assets located in China. Additionally, the Company's best estimate of proceeds from the remaining assets is expected to be less than originally estimated by management. As the remaining asset disposals have not occurred as expected, during the first six months of 1999 the Company revised its best estimate of the ultimate loss on disposal and related on-going administrative costs and accordingly recorded the additional estimated loss of $350,000.

IMPACT OF YEAR 2000

I-Link's Year 2000 ("Y2K") program is designed to minimize the possibility of serious Y2K interruptions. Possible worst case scenarios include the interruption of significant parts of I-Link's business as a result of critical telecommunication networks and/or information systems failure. Any such interruption may have a material adverse impact on future results. Since their possibility cannot be eliminated, I-Link formed a "Year 2000 Team" during 1998 to evaluate its information technology (IT) systems as well as its non-IT devices (such as building security, heating and air-conditioning, safety devices and other devices containing embedded electronic circuits). The Company does not believe its non-IT systems will be significantly affected by Y2K. Nevertheless, the Y2K project team is continuing to evaluate the readiness of all of the facilities the Company occupies to be certain that the non-IT systems will be compliant. The Company anticipates its IT and non-IT systems will be Y2K compliant by October 31, 1999.

STATE OF READINESS. The Company's approach to the Y2K issue includes six major phases: Inventory, Assessment, Remediation, Testing, Implementation, and Contingency Planning. Several phases of this methodology are well underway. The Inventory and Assessment phases are nearly complete, and efforts have begun in Remediation and Testing. Based upon the results of the Assessment, a significant portion of the Company's software and hardware already appears to be Y2K compliant, though the Company intends to confirm that opinion in the Testing phase. Since the Company began operations in 1996, much of the hardware and software currently in use at the Company was Y2K compliant when acquired and implemented.

While the Company continues to assess various aspects of its Y2K vulnerability, the project team has begun the process of remediating or replacing systems and devices that do not appear to be fully compliant. Much of this remediation effort involves readily available, simple upgrades to hardware and software components, or relatively minor changes to the

Company's in-house developed systems. While the Company has completed much of the Remediation phase, except for the billing system discussed below, the Company anticipates that this phase will not be completed until September 30, 1999. Total costs, past and future, of all remediations, including the billings system discussed below, are not expected to exceed $250,000. The Company does not believe that its use of internal resources will significantly delay any other systems development efforts. The Company has initiated testing of some systems to confirm that they can process calendar dates after December 31, 1999.

The Company believes that reliance on other telecommunications providers represents the Company's greatest Y2K exposure and is the primary third-party relationship that is critical to the Company's on-going operations. While the Company has its own communications network to carry much of its traffic, the Company's network is dependent upon significant third-party carriers (such as Sprint) and local exchange carriers (LECs), such as U.S. West and PacBell. These entities originate and terminate local and long-distance caller traffic which accesses the Company's communications network or services areas not covered by I-Link's network. This is substantially the same risk faced by other telecommunications providers. The Company is in the process of evaluating the Y2K preparedness of its carriers and the many LECs. I-Link's carriers have indicated in public filings and other notifications they intend to be Y2K compliant. In the event that these carriers do not become Y2K compliant prior to December 31, 1999, the Company would need to switch to carriers who were Y2K compliant or face a significant impact on its ability to deliver telecommunications services. In the event the Company's current carriers do not become Y2K compliant and the Company is unable to switch to a carrier(s) that is Y2K compliant, the Company would not be able to deliver its services which would have a substantial negative impact on the Company and its results of operations, liquidity, and financial position. In the event that certain LECs are not Y2K compliant, customers of the Company would not be able to originate or terminate a call in geographic areas serviced by the LEC, which would negatively impact the financial condition of the Company.

In order to assess the preparedness of third party vendors including I-Link's carriers and LECs, the Company is surveying the vendors and their public statements and Web sites. At the conclusion of its internal and third party assessments, the Company intends to complete contingency plans to address various scenarios in which key vendors and suppliers may not be Y2K compliant.

The internal system the Company believes most vulnerable to Y2K problems is the existing billing system which: (1) gathers call detail records ("CDRs");
(2) processes the CDRs into billable CDRs; (3) rates the CDRs; (4) prepares invoices to customers; (5) and records payments received. The inability of the Company's billing system to operate in the Year 2000 would adversely impact the recognition and collection of revenue, and therefore, could negatively impact the results of operations and financial position. The current billing system contains some programs that are not Y2K compliant. The Company has been making and will continue to make enhancements to the existing billing system in order for that system to be Y2K compliant by October 15, 1999. The cost of these modifications to the existing billing system are not anticipated to exceed $50,000, and would involve internal resources only such as salaries and benefits.

COSTS. The Company is primarily using internal resources to identify, assess, correct, test, and implement solutions for minimizing Y2K consequences, but expects to incur some additional consulting, upgrade, and other expenses. The Company has already expended approximately $40,000 to date for upgrades, and approximately $45,000 on internal resources for Y2K preparation. The Company estimates the remaining expenditures for outside services and upgrades should not exceed $90,000 and internal resources should not exceed $75,000. However, the ultimate final cost of modifications and conversions could change and is not definitively known at this time. The Company expects to fund such expenditures from public or private financing markets.

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

ITEM 6(a) - EXHIBITS


Exhibit
Number     Item
-------    ----
  27       Financial data schedule.


ITEM 6(b) - REPORTS ON FORM 8-K

A report on Form 8-K was filed on May 3, 1999 which included the Second Amendment to the Loan Agreement dated April 15, 1999, by and between the Company and Winter Harbor. The 8-K also included a Term Sheet dated April 15, 1999 by and between the Company and Winter Harbor relative to a new $4,000,000 loan to the Company.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                       I-LINK INCORPORATED
                                       -------------------
                                          (Registrant)


Date: August 19, 1999                  By: /s/ John W. Edwards
                                          ---------------------------
                                          John W. Edwards
                                          President, Chief Executive Officer


                                       By: /s/ John M. Ames
                                          ---------------------------
                                          John M. Ames
                                          Chief Operating Officer and
                                          Acting Chief Financial Officer