Form 10-Q
period 1999-09-30
I LINK INC
filed 1999-11-08
CIK 849145

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ___________ to

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

                                 (801) 576-5000

                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes __X__   No _____


As of November 4, 1999, the registrant had outstanding 23,042,098 shares of $0.007 par value common stock.

================================================================================

PART I - FINANCIAL INFORMATION

                      I-LINK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,
                                                                                            1999               December 31,
                                      ASSETS                                            (Unaudited)               1998
                                                                                       -------------         -------------
Current assets:

   Cash and cash equivalents                                                            $  6,970,202          $  1,311,003
   Accounts receivable, less allowance for doubtful accounts of $3,035,000 and
      $1,941,000 as of September 30, 1999 and December 31, 1998, respectively              4,769,327             4,402,016
   Certificates of deposit - restricted                                                       53,500               378,160
   Other current assets                                                                      192,511               293,789
   Net assets of discontinued operations                                                      67,371               417,371
                                                                                       -------------         -------------
      Total current assets                                                                12,052,911             6,802,339

Furniture, fixtures, equipment and software, net                                           6,009,269             7,262,781

Other assets:

   Intangible assets, net                                                                  7,250,113             9,420,383
   Certificates of deposit - restricted                                                      129,636               164,125
   Other assets                                                                              508,166               205,735
                                                                                       -------------         -------------
                                                                                         $25,950,095           $23,855,363
                                                                                       =============         =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                                                     $  2,056,211          $  2,792,651
   Accrued liabilities                                                                     4,909,500             3,436,989
   Current portion of long-term debt                                                         766,639             1,050,431
   Current portion of notes payable to related parties, net of discount                    7,768,000             3,437,138
   Current portion of obligations under capital leases                                     1,062,236               573,044
                                                                                       -------------         -------------
      Total current liabilities                                                           16,562,586            11,290,253

Notes payable to a related party                                                                   -             7,768,000
Obligations under capital leases                                                             995,416               603,933
                                                                                       -------------         -------------
Commitments and contingencies (note 7)                                                    17,558,002            19,662,186
                                                                                       -------------         -------------

Redeemable preferred stock - Class M                                                      11,734,820            11,734,820
Redeemable preferred stock - Class F                                                       4,055,149             9,411,720
                                                                                       -------------         -------------
                                                                                          15,789,969            21,146,540
                                                                                       -------------         -------------

Stockholders' deficit:
   Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 51,131 and 44,051 at September 30, 1999 and December 31, 1998,
      respectively, liquidation preference of $19,425,229
      and $2,675,259 at September 30, 1999 and December 31, 1998, respectively               511,310               440,510
   Common stock, $.007 par value, authorized 150,000,000 shares, issued and outstanding 22,717,326 and 18,762,596 at September 30,
      1999 and December 31, 1998, respectively                                               159,020               131,338
   Additional paid-in capital                                                             96,910,955            68,632,195
   Deferred compensation                                                                    (512,423)           (1,214,591)
   Accumulated deficit                                                                  (104,466,738)          (84,942,815)
                                                                                       -------------         -------------
     Total stockholders' deficit                                                          (7,397,876)          (16,953,363)
                                                                                       -------------         -------------
                                                                                         $25,950,095           $23,855,363
                                                                                       =============         =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                           ---------------------------------     -------------------------------
                                                               1999                1998              1999               1998
                                                           -------------       -------------     ------------      -------------
Revenues:
   Telecommunication services                              $   6,986,968       $   5,020,650     $ 19,395,218      $  13,936,594
   Marketing services, net                                       989,157           1,328,949        3,225,119          3,634,158
   Technology licensing and development                          853,343             406,779        1,902,316            987,389
                                                           -------------       -------------     ------------      -------------
     Total revenues                                            8,829,468           6,756,378       24,522,653         18,558,141
                                                           -------------       -------------     ------------      -------------

Operating costs and expenses:
   Telecommunication network expense                           5,224,851           5,095,263       14,288,905         14,605,813
   Marketing services                                          1,584,356           1,364,110        4,564,112          4,575,067
   Selling, general and administrative                         3,085,766           2,591,078        9,010,585          7,523,170
   Provision for doubtful accounts                               997,788             875,651        2,941,803          2,324,313
   Depreciation and amortization                               1,564,774           1,059,406        4,345,597          3,109,232
   Write-down of capitalized software costs                            -                   -        1,847,288                  -
   Research and development                                      778,638             607,903        1,852,743          1,752,058
                                                           -------------       -------------     ------------      -------------
     Total operating costs and expenses                       13,236,173          11,593,411       38,851,033         33,889,653
                                                           -------------       -------------     ------------      -------------

Operating loss                                                (4,406,705)         (4,837,033)     (14,328,380)       (15,331,512)
                                                           -------------       -------------     ------------      -------------

Other income (expense):
   Interest expense                                           (1,878,978)           (303,835)      (4,747,410)        (7,944,412)
   Interest and other income                                      69,182              96,168          125,933            159,632
                                                           -------------       -------------     ------------      -------------
     Total other income (expense)                             (1,809,796)           (207,667)      (4,621,477)        (7,784,780)
                                                           -------------       -------------     ------------      -------------

Loss from continuing operations                               (6,216,501)         (5,044,700)     (18,949,857)       (23,116,292)

Loss from discontinued operations (less applicable
     income tax provision of $0 for the nine month
     periods ended September 30, 1999 and 1998)                        -                   -         (350,000)          (108,006)
                                                           -------------       -------------     ------------      -------------
         Net loss                                          $  (6,216,501)      $  (5,044,700)    $(19,299,857)      $(23,224,298)
                                                           =============       =============     ============      =============

CALCULATION OF NET LOSS PER COMMON SHARE:

Loss from continuing operations                            $  (6,216,501)      $  (5,044,700)    $(18,949,857)      $(23,116,292)
Deemed preferred stock dividends on Class E , Class F
     and Class N convertible preferred stock                  (6,978,417)         (7,472,737)      (6,978,417)        (7,472,737)
Cumulative preferred stock dividends                            (400,675)           (678,679)      (1,274,034)        (1,580,903)
                                                           -------------       -------------     ------------      -------------
     Loss from continuing operations applicable to
         common stock                                       $(13,595,593)       $(13,196,116)    $(27,202,308)      $(32,169,932)
                                                           =============       =============     ============      =============

Basic and diluted weighted average shares
      outstanding                                             22,205,970          18,492,434       20,768,051         17,248,713
                                                           =============       =============     ============      =============

Net loss per common share - basic and diluted:

Loss from continuing operations                                   $(0.61)             $(0.71)          $(1.31)            $(1.86)
Loss from discontinued operations                                 -                    -                (0.02)             (0.01)
                                                           -------------       -------------     ------------      -------------
     Net loss per common share                                    $(0.61)             $(0.71)          $(1.33)            $(1.87)
                                                           =============       =============     ============      =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                           Preferred Stock                     Common Stock
                                                     ---------------------------        -----------------------------

                                                       Shares           Amount             Shares            Amount
                                                     -----------       ---------        -----------        ----------
BALANCE AT DECEMBER 31, 1998                              44,051        $440,510         18,762,596          $131,338

Conversion of preferred stock into
  common stock                                           (13,299)       (132,990)         3,808,570            26,659
Reclassification of Class F redeemable
  preferred stock from mezzanine due to
  conversion to common stock                                 379           3,790                  -                 -
Common stock dividend paid to holders of
  Class F redeemable preferred stock                           -               -            103,543               725
Issuance of Class N convertible preferred
  stock, net of issuance costs of $164,678                20,000         200,000                  -                 -
Exercise of stock options                                      -               -             42,617               298
Warrants issued in connection with certain
  notes payable                                                -               -                  -                 -
Warrants issued in connection with a standby
  letter of credit                                             -               -                  -                 -
Amortization of deferred compensation on
  stock options issued for services                            -               -                  -                 -
Net loss                                                       -               -                  -                 -
                                                     -----------       ---------        -----------        ----------

BALANCE AT SEPTEMBER 30, 1999                             51,131        $511,310         22,717,326          $159,020
                                                     ===========       =========        ===========        ==========



                                                      Additional
                                                       Paid-in             Deferred           Accumulated
                                                       Capital           Compensation           Deficit
                                                     -------------       ------------        -------------
BALANCE AT DECEMBER 31, 1998                          $68,632,195         $(1,214,591)       $ (84,942,815)

Conversion of preferred stock into
  common stock                                            106,331                   -                    -
Reclassification of Class F redeemable
  preferred stock from mezzanine due to
  conversion to common stock                            5,352,781                   -                    -
Common stock dividend paid to holders of
  Class F redeemable preferred stock                      223,341                   -             (224,066)
Issuance of Class N convertible preferred
  stock, net of issuance costs of $164,678             19,635,322                   -                    -
Exercise of stock options                                   4,702                   -                    -
Warrants issued in connection with certain
  notes payable                                         2,220,563                   -                    -
Warrants issued in connection with a standby
  letter of credit                                        735,720                   -                    -
Amortization of deferred compensation on
  stock options issued for services                             -             702,168                    -
Net loss                                                        -                   -          (19,299,857)
                                                     -------------       ------------        -------------

BALANCE AT SEPTEMBER 30, 1999                          $96,910,955          $(512,423)       $(104,466,738)
                                                     =============       ============        =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                         -------------------------------------
                                                                                              1999                  1998
                                                                                         ---------------       ---------------
Cash flows from operating activities:
   Net loss                                                                                 $(19,299,857)         $(23,224,298)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                            4,345,597             3,109,232
      Provision for doubtful accounts                                                          2,941,803             2,324,313
      Amortization of discount on notes payable                                                3,295,042             7,274,000
      Write-down of capitalized software costs                                                 1,847,288                     -
      Loss on disposal of assets                                                                   7,494                     -
      Amortization of deferred compensation on stock options issued for services                 702,168               742,598
      Increase (decrease) from changes in operating assets and liabilities:
          Accounts receivable                                                                 (3,309,114)           (4,158,072)
          Other assets                                                                          (114,079)             (167,665)
          Accounts payable and accrued liabilities                                             1,413,273               449,070
      Discontinued operations - noncash charges and working capital changes                      315,483               (48,944)
                                                                                         ---------------       ---------------
                  Net cash used in operating activities                                       (7,854,902)          (13,699,766)
                                                                                         ---------------       ---------------

Cash flows from investing activities:
   Purchases of furniture, fixtures, equipment and software                                     (839,505)           (3,299,900)
   Maturity of restricted certificates of deposit                                                359,149               889,215
   Investing activities of discontinued operations                                                30,000               310,000
                                                                                         ---------------       ---------------
                  Net cash used in investing activities                                         (450,356)           (2,100,685)
                                                                                         ---------------       ---------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable and warrants                                        8,200,000             7,768,000
   Payment of long-term debt                                                                    (283,793)             (645,907)
   Payment of related party debt                                                                (500,000)             (750,000)
   Payment of capital lease obligations                                                         (577,675)             (141,344)
   Proceeds from issuance of convertible preferred stock                                       7,281,086                     -
   Proceeds from issuance of redeemable preferred stock and warrants                                   -            10,000,000
   Offering costs from issuance of redeemable preferred stock and warrants                      (164,678)             (530,000)
   Proceeds from exercise of common stock warrants and options                                     5,000               684,943
   Financing activities of discontinued operations                                                     -              (170,465)
                                                                                         ---------------       ---------------
                  Net cash provided by financing activities                                   13,959,940            16,215,227
                                                                                         ---------------       ---------------

Increase in cash and cash equivalents                                                          5,654,682               414,776

Cash and cash equivalents at beginning of period                                               1,368,927             1,727,855
                                                                                         ---------------       ---------------

Cash and cash equivalents at end of period                                                    $7,023,609            $2,142,631
                                                                                         ===============       ===============

Cash and cash equivalents at end of period:
   Continuing operations                                                                      $6,970,202            $2,075,996
   Discontinued operations                                                                        53,407                66,635
                                                                                         ---------------       ---------------
      Total cash and cash equivalents at end of period                                        $7,023,609            $2,142,631
                                                                                         ===============       ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Reclassification of Class F redeemable preferred stock from mezzanine                      $5,356,571       $             -
   Warrants issued in connection with a standby letter of credit                                 735,720                     -
   Equipment acquired under capital lease obligations                                          1,937,091                     -
   Accrued interest and debt exchanged for Series N preferred stock                           12,718,914                     -
   Sale of assets of discontinued operations for note receivable                                  35,000                     -

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ----------

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

On March 23, 1998, the Company's Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its efforts on the sale of telecommunication services and technology licensing. The Company has sold or intends to sell all of the assets of the medical services subsidiaries, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries. During 1998, the Company received $310,000 from the sale of assets from the medical service subsidiaries. In January 1999, the Company sold additional assets for $15,000 and a note receivable of $35,000. The Company has experienced unexpected delays in disposing of the remaining non-operating assets, including certain assets located in China. Additionally, the Company's best estimate of proceeds from the remaining assets is expected to be less than originally estimated by management. As the remaining asset disposals have not occurred as expected, during the first quarter of 1999, the Company revised its best estimate of the ultimate loss on disposal and recognized an additional loss on disposal of $350,000. As of September 30, 1999, there were no significant revenue generating activities remaining from the medical services operations. On-going administrative costs include payroll and office rent associated with collecting outstanding accounts receivable and oversight of the final close out procedures. These anticipated costs have been accrued for as part of management's best estimate of the expected ultimate loss on disposal. The results of the medical services operations have been classified as discontinued operations for all periods presented in the consolidated statements of operations. The assets and liabilities of the discontinued operations have been classified in the consolidated balance sheets as "Net assets - discontinued operations". Discontinued operations have also been segregated for all periods presented in the consolidated statements of cash flows.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the nine-month and three-month periods ended September 30, 1999 and 1998, (b) the financial position at September 30, 1999, and (c) cash flows for the nine-month periods ended September 30, 1999 and 1998. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998 and quarterly reports on Form 10-Q for the six and three-month periods ended June 30, 1999 and March 31, 1999, respectively.

The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $18,949,857 for the nine-month period ended September 30, 1999, and as of September 30, 1999 had an accumulated deficit of $104,466,738 and negative working capital of $4,509,675. While the Company believes that current cash balances and collections from ongoing operations will be sufficient to fund operations in 1999, the Company anticipates that additional funds will be necessary from public or private financing markets to successfully integrate and finance the planned expansion of the business communications services, product development and manufacturing, and to discharge the financial obligations of the Company. The availability of such capital sources will depend on prevailing market conditions, interest rates, and the financial position and results of operations of the Company. There can be no assurance that such financing will be available.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ----------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for the nine and three-month periods ending September 30, 1999 and 1998, basic and diluted loss per share are the same. During the nine and three-month periods ending September 30, 1999, holders of the Series F Redeemable preferred stock converted 568 and 20 of those shares, respectively. Accordingly, they were paid stock dividends of 103,543 and 3,540 shares of common stock on the converted shares.

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of September 30:

                                                                                       1999                 1998
                                                                                    ----------           ----------
         Assumed conversion of Class C preferred stock                                 808,248            1,222,824
         Assumed conversion of Class F redeemable preferred stock                    2,243,770            4,918,839
         Assumed conversion of Class M redeemable preferred stock                    5,951,795            5,951,795
         Assumed conversion of Class N preferred stock                               6,278,417                    -
         Assumed conversion  of convertible debt                                     4,344,488            4,057,380
         Assumed exercise of warrants issued on convertible debt                     5,000,000            5,000,000
         Assumed exercise of warrants to purchase shares of common stock
              held by Winter Harbor                                                 28,540,000           17,540,000
         Assumed exercise of options and warrants to purchase
              shares of common stock held by employees and consultants              13,133,678           10,555,042
                                                                                    ----------           ----------
                                                                                    66,300,396           49,245,880
                                                                                    ==========           ==========

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

                                  ----------

NOTE 3 - DISCONTINUED OPERATIONS

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows:

                                                               September 30, 1999
                                                                  (Unaudited)           December 31, 1998
                                                               ------------------       -----------------
        Assets:
          Current assets:
            Cash and cash equivalents                             $     53,407            $     57,924
            Accounts receivable                                        752,898                 941,508
            Inventory                                                  555,291                 555,291
            Other                                                       24,585                  15,217
                                                                  ------------             -----------
              Total current assets                                   1,386,181               1,569,940

          Furniture, fixtures and equipment, net                        36,649                 363,345
          Other non-current assets                                       1,054                   6,230
                                                                  ------------             -----------
              Total assets                                           1,423,884               1,939,515
                                                                  ------------             -----------

        Liabilities:
          Current liabilities:
            Accounts payable and accrued liabilities                 1,114,852               1,280,483
            Notes payable                                              241,661                 241,661
                                                                  ------------             -----------
              Total current liabilities                              1,356,513               1,522,144
                                                                  ------------             -----------

        Net assets - discontinued operations                      $     67,371             $   417,371
                                                                  ============             ===========

The net assets of the discontinued operations as of September 30, 1999 and December 31, 1998 are shown as a current asset in the consolidated balance sheet as it is anticipated that the disposal of the medical services businesses will be completed in the fourth quarter of 1999. Revenues of the discontinued operations were $45,358 and $280,479 and $296,835 and $1,259,763 for the three-month and nine-month periods ending September 30, 1999 and 1998, respectively.

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

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ----------

NOTE 5 - CAPITAL FINANCING

On January 15, 1999, I-Link finalized an agreement that had been negotiated in November 1998 with Winter Harbor for additional financing. The financing arrangement consisted of an $8.0 million bridge loan facility (Bridge Loan) and a $3,000,000 standby letter of credit to secure additional capital leases of equipment and telephone lines relative to the expansion of the Company's telecommunications network. Amounts outstanding under the Bridge Loan were originally due on October 31, 1999. In July 1999, the Company exercised its right to exchange the $8.0 million in outstanding notes payable along with accrued interest for Series N preferred stock.

As additional consideration for making the $8.0 million Bridge Loan and $3.0 million standby letter of credit, the Company granted warrants to purchase common stock to Winter Harbor. Initially, Winter Harbor received one warrant for every $10 borrowed from Winter Harbor. On April 14, 1999, the shareholders voted to approve a plan of financing which included issuing 10 warrants for each $10 borrowed under the Bridge Loan and standby letter of credit if management were to not repay the bridge loan on April 26, 1999. As the loan was not repaid by April 26, 1999, the number of warrants increased in total to 10 warrants for every $10 borrowed. The warrants have 7.5 year exercise periods with an exercise price of the lower of (a) $2.78, (b) the average trading price for any 20 day period subsequent to the issuance of the warrants, (c) the price at which new shares of common stock or common stock equivalents are issued, or (d) the exercise price of any new options, warrants, preferred stock or other convertible security. The exercise price is subject to a $1.25 floor.

The Company has recorded $3,253,196 (of which $2,220,563 was recorded in 1999) as a discount against borrowings on the $8.0 million Bridge Loan representing the relative fair value attributed to the Bridge Loan warrants. The debt discount was being amortized over the term of the Bridge Loan. As the $8.0 million loan was exchanged for Series N preferred stock, the debt discount has been fully amortized. In addition, the Company recorded $735,720 as debt issuance costs related to obligations under certain capital leases guaranteed by the Winter Harbor letter of credit representing the fair value of the warrants associated with the letter of credit warrants. The debt issuance costs are being amortized over the term of the lease agreements. During the nine-month and three-month periods ending September 30, 1999, $3,295,042 and $1,506,242 of debt discount and lease obligation issuance costs were amortized.

On April 14, 1999, the shareholders approved an amendment to the Articles of Incorporation increasing the authorized common stock from 75,000,000 shares to 150,000,000 shares.

On April 15, 1999, the Company entered into a new financing agreement with Winter Harbor. Winter Harbor agreed to loan to the Company up to $4 million under a note originally due September 30, 1999. In July 1999, the Company exercised its right to exchange the loan for Series N preferred Stock. As partial consideration for Winter Harbor making the loan, the Company agreed to seek shareholder approval at its next shareholders' meeting of a modification to the conversion terms of the Series N preferred shares.

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

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ----------

NOTE 5 - CAPITAL FINANCING, CONTINUED

On July 23, 1999 the Company completed its offering of 20,000 shares of Series N preferred stock. The offering was fully subscribed through cash subscriptions and the Company exercising its rights to exchange notes payable to Winter Harbor of $8.0 million and $4.0 million, plus accrued interest. In total the Company received $7,281,086 in cash (before expenses of $164,678) and exchanged $12,718,914 in debt and accrued interest. The Series N conversion price was initially set at $2.78, but may be reset to the lowest of: (1) 110% of the average trading price for any 20 day period following the date that Series N preferred stock is first issued; (2) the price at which any new common stock or common stock equivalent is issued; (3) the price at which common stock is issued upon the exercise or conversion of any new options, warrants, preferred stock or other convertible security; (4) the conversion price of any Series F preferred stock converted after the date that Series N preferred stock is first issued; and (5) a conversion price floor of $1.25. The Series N preferred stock votes with the common stock on an as converted basis and is senior to all other preferred stock of the Company, except that the Series N preferred stock will in all rights be equal in seniority to the already outstanding Series F preferred stock. Dividends will be paid on an as converted basis equal to common stock dividends.

As the conversion price of the Series N preferred stock at issuance was less than the market price, the Company recognized a deemed preferred stock dividend in the third quarter of $6,978,417. The deemed preferred stock dividend is calculated as the difference between the conversion price per share of common share per the Series N agreement and the market price of the common stock on the date the proceeds from the offering were received and the debt was exchanged.

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

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ----------

NOTE 8- SEGMENT OF BUSINESS REPORTING, CONTINUED

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

- Technology licensing and development - provides research and development to enhance the Company's product and technology offerings. Products developed by this segment include V-Link, NetLink IP and other proprietary technology. The Company licenses certain developed technology to third party users, such as Lucent, Brooktrout and others.

There are no intersegment revenues. The Company's business is conducted principally in the U.S.; foreign operations are not significant. The table below presents information about revenues from external customers and net loss for the three-month and nine-month periods ended September 30, 1999 and 1998. The Company has no intersegment revenues/expenses. There has been no material change in segment assets from the amounts reported in the Company's annual report on Form 10-K for the year ended December 31, 1998.

                                                                         FOR THE THREE-MONTH             FOR THE NINE-MONTH
                                                                            PERIOD ENDED                    PERIOD ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     --------------------------      --------------------------
(IN THOUSANDS)                                                          1999            1998            1999            1998
                                                                     ----------      ----------      ----------      ----------
REVENUES FROM EXTERNAL CUSTOMERS:
     Telecommunications services                                         $6,987         $ 5,021        $ 19,395        $ 13,937
     Marketing services                                                     989           1,329           3,225           3,634
     Technology licensing and development                                   853             406           1,902             987
                                                                     ----------      ----------      ----------      ----------

     Total revenues from external customers for reportable segments      $8,829         $ 6,756        $ 24,522        $ 18,558
                                                                     ==========      ==========      ==========      ==========

SEGMENT INCOME ( LOSS):
     Telecommunications services                                       $    (96)        $(1,386)     $      (29)      $  (5,012)
     Marketing services                                                    (613)            (42)         (1,383)           (960)
     Technology licensing and development                                  (120)           (535)           (465)         (1,481)
                                                                     ----------      ----------      ----------      ----------
     Total segment loss for reportable segments                            (829)         (1,963)         (1,877)         (7,453)

     Unallocated non-cash amounts in consolidated net loss:

         Amortization of discount on notes payable                       (1,506)              -          (3,295)         (7,274)
         Write-down of capitalized software costs                             -               -          (1,847)              -
         Amortization of deferred compensation on stock options
            issued for services                                             (93)           (219)           (702)           (743)
         Amortization of intangible assets                                 (723)           (723)         (2,170)         (2,170)
     Other corporate expenses                                            (3,066)         (2,139)         (9,059)         (5,476)
     Loss from discontinued operations                                        -               -            (350)           (108)
                                                                     ----------      ----------      ----------      ----------
                                                                        $(6,217)        $(5,044)       $(19,300)       $(23,224)
                                                                     ==========      ==========      ==========      ==========

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-K for the year ended December 31, 1998 and Form 10-Q for the quarters ended June 30 and March 31, 1999.

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

OPERATIONS

I-Link Incorporated (the "Company") provides basic and enhanced telecommunications services to its customers and subscribers nationwide utilizing IP (Internet Protocol)-enabled technology developed by the Company that permits the delivery of these services in a manner that dramatically lowers cost and increases utility, while fully maintaining the high sound/transmission quality and reliability of calls placed over traditional telecommunications networks. The technology model that permits the Company to provide its services at a lower cost and with increased utility is similar to the Internet and its capability to provide users virtually unlimited access to the Internet at costs that are a fraction of standard long distance rates; however, I-Link's technology and network infrastructure provide distinct enhancements and advantages to carrying communications traffic over the Internet. The Company is also engaged in the research and development of advanced telecommunications products and equipment, such as V-Link and NetLink IP, described more fully below.

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

Unlike other providers of telecommunications services utilizing IP technology, I-LINK DOES NOT USE THE PUBLIC INTERNET TO DELIVER ITS SERVICES. Rather, I-Link's communications services and products are carried over a new telecommunications network established by I-Link (the "I-Link Network"). The I-Link Network is made up of multiple routing facilities or "Hubs" strategically established in large metropolitan areas nationwide. During the third quarter of 1999 the Company established two new Hub's in San Francisco and Atlanta increasing the total number of Hubs to ten. Previously, Hubs were established in Phoenix, Salt Lake City, Chicago, Orlando, Dallas, Los Angeles, Seattle and New York. The Hubs are comprised of sophisticated equipment and proprietary software containing I-Link's IP technology ("Communication Engines-TM-") and interconnected by leased telecommunications spans and lines (similar to the Internet, but private - an "INTRANET"), complemented by access to the existing public switched telecommunications network where needed to complete the delivery of I-Link's services to geographic areas outside of I-Link's Intranet. From these Hubs, the I-Link Network spans out to other geographic areas via additional dedicated spans and lines. The Company plans continued deployments during the remainder of 1999 to continue the build out of the Company's IP Telephony network. Continued deployment of the Company's Communications Engines (Hubs) should result in a decrease in telecommunications costs as more traffic is carried on the Company's network infrastructure and an increase in revenues from subscribers as the Company extends the geographic areas where it can offer increasingly competitive rates for long-distance and enhanced telecommunications services.

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

In August 1997 the Company acquired MiBridge, Inc. ("MiBridge"), a New Jersey-based communications technology company engaged in the design, development, integration and marketing of a range of software telecommunication products that support multimedia communications over the public switched telephone network (PSTN), local area networks (LAN), and the Internet. Historically, MiBridge has concentrated its development efforts on compression systems such as voice and fax over IP. MiBridge has developed patent-pending technologies which combine sophisticated compression capabilities with IP telephony technology. The acquisition of MiBridge permitted I-Link to accelerate the development and deployment of its own IP technology and add strength and depth to its research and development team, and provides I-Link with the opportunity to generate income and develop industry alliances through the strategic licensing of its technologies to other companies within the industry, such as Lucent Technologies, Nortel, Cisco and others. In late 1997 the Company formed ViaNet Technologies, Ltd., headquartered in Tel Aviv, Israel, to undertake advanced research and development of NetLink IP (preliminarily called "C-4" and described in greater detail below).

During the first quarter of 1999, the Company began field-testing of its communication product initially dubbed "C-4" (Customer Communications Control Center). The product will be marketed under the name NETLINK IP. The product will provide small business and home customers the capacity of up to 24 phone lines using the existing telephone lines and wires that are connected to their offices or homes today. In addition, NetLink IP will provide around-the-clock Internet access and access to the enhanced services I-Link currently offers, including voice mail, fax, paging, e-mail, conference calling and follow-me-anywhere One-Number service. NetLink IP uses existing telecommunications networks, including the standard copper-wire lines currently installed in nearly every home and business, as well as high-speed data lines and infrastructure that have been announced or are being installed by local and long-distance telecommunications companies. Field trials continue and are expected to continue into the first quarter of 2000 with anticipated sales beginning in early 2000.

On July 30, 1999, the Company and Casio Phonemate, Inc announced their signing of a Memorandum of Understanding to form a business relationship to manufacture and jointly market the Company's NetLink IP product. The Company believes that this relationship will accelerate the distribution of the Company's NetLink IP product in conjunction with the Company's telecommunication and internet services through Casio Phonemate's channels of distribution in addition to the Company's channels. The Company expects to start selling Netlink IP in early 2000.

In September 1999, the Company released V-Link 3.0. V-Link 3.0 allows business and home users to centralize all of their voice/data communications using one telephone number. V-Link 3.0 offers a wide range of services including:

     - A one number "follow-me service" that lets callers reach a V-Link subscriber anywhere with just one phone number. In one-step V-Link automatically dials numerous follow me numbers and a pager. Anyone can connect instantly to V-Link users no matter where they are - in the office, at home, or on the road;

     - Boomerang calling: V-Link users can dial out to a caller while in voicemail to respond to a message left. After completing the call they can instantly return to their messages. Checking voicemail and responding to calls from a car is now easy and safer. Usually when driving, you can't call someone back if you don't know their number and if you are able to call out, you then have to place another call to get back into your voicemail. V-Link allows you to do everything just by dialing into your one number;

     - Prioritize and screen incoming calls to accept certain calls and forward-unwanted callers automatically to a voicemail or another person;

     - Enhanced conference calling on the fly: V-Link subscribers can initiate a conference call from any phone, anywhere and connect to nine people. At the same time, they have access to all their additional enhanced services and an unlimited number of incoming calls. All of this can be done for a much lower cost than traditional phone systems and at the same time there are no associated hardware costs;

     - A Web browser tool (Visual V-Link) for organizing communications and accessing voice, fax and email enables V-Link users to access their system from any computer or Web kiosk;

     - Personal voice on demand that allows callers to access the V-Link user's pre-recorded menu of up to 90 messages. Fax on demand: anyone can call a subscriber's V-Link number and retrieve a fax back document;

     -   Music on hold.

This service is designed to increase both reliability and control of communications.

In the fourth quarter of 1999, the Company will begin selling its suite of enhanced communications services through affinity group master agent resellers. The master agents function as an intermediary between employee associations and product vendors to provide employees of large corporations products and services at lowest available prices. The Company anticipates that this marketing channel will contribute to the continuing growth in telecommunication services revenue.

In the fourth quarter of 1999, the Company will begin hosting third party vendor applications on I-Link's real-time IP network. The third party applications are seamlessly integrated and layered onto the I-Link IP network through the Company's proprietary technology. The application vendors pay a per customer fee for use of the I-Link network. The Company will begin selling these services in the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 1999 were $6,970,202, short-term certificates of deposits were $53,500 and the working capital deficit was $4,509,675. Cash used by operating activities during the nine-month period ended September 30, 1999 was $7,854,902 as compared to $13,699,766 during the same period ended September 30, 1998. The decrease in cash used by operating activities in 1999 was primarily due to a decrease of approximately $2,994,000 in the Company's net loss after allowance for non-cash expenses, with the balance of the decrease associated with timing of collections and payments related to accounts receivable, other assets, accounts payable and accrued expenses.

Net cash used by investing activities in the nine-month period ended September 30, 1999 was $450,356 as compared to net cash used of $2,100,685 in the same period ended September 30, 1998. Cash used by investing activities in 1999 was attributable to the purchase of furniture, fixtures and equipment of $839,505, which was offset by $30,000 received from the sale of certain assets from discontinued operations and the maturity of certificates of deposits in the amounts of $359,149. In the first nine months of 1998, cash used by investing activities was primarily due to purchase of furniture, fixtures and equipment of $3,299,900 which was offset by $310,000 received from sale of certain assets from discontinued operations and $889,215 from matured restricted certificates of deposit.

Financing activities provided net cash of $13,959,940 in the first nine months of 1999 as compared to cash provided of $16,215,227 in the same period of 1998. Cash provided in 1999 included proceeds of $8,200,000 from short-term debt and $5,000 in net proceeds from exercises of common stock warrants and options. Also, in July 1999, the Company completed an offering of Series N preferred stock resulting in net proceeds to the company of $7,116,408. As part of the Series N offering the Company converted $12,718,914 of short-term debt and related accrued interest into Series N preferred stock thus reducing the liabilities of the Company. Repayments of $1,361,468 on long-term debt, notes payable and capital lease obligations from continuing operations offset these proceeds. During the same nine months in 1998, cash provided by financing activities included $7,768,000 in proceeds from issuance of long-term debt and warrants, $9,470,000 in net proceeds from the issuance of preferred stock and common stock warrants and $684,943 from the exercise of common stock warrants and options. These sources were offset by repayments of $1,537,251 on long-term debt and capital lease obligations from continuing operations and $170,465 from discontinued operations.

The Company incurred a net loss from continuing operations of $18,949,857 for the first nine-months of 1999, and as of September 30, 1999 had an accumulated deficit of $104,466,738. While the Company believes that current working capital will be sufficient to fund operations in 1999, the Company anticipates that additional funds will be necessary from public or private financing markets to successfully integrate and finance the planned expansion of the business communications services, product development and manufacturing (including NetLink IP), and to discharge the financial obligations of the Company.

CURRENT POSITION/FUTURE REQUIREMENTS

During the remainder of 1999, the Company plans to use available cash and funds raised from the sale of debt or equity securities to fund its on-going operations and the development and marketing of I-Link products and services. During the third quarter of 1999 revenue from continuing operations increased $373,269 (4.4%) from the second quarter of 1999 as shown below:

                                                        Three Months Ended
                                                   ----------------------------      Increase        % Increase
                                                     6/30/99           9/30/99      (Decrease)        Decrease
                                                   ----------        ----------     ----------       ---------
Telecommunications services                        $6,225,552        $6,986,968       $761,416           12.2%
Marketing services                                  1,476,090           989,157       (486,933)         (33.0%)
Technology licensing and  development                 754,557           853,343         98,786           13.1%
                                                   ----------        ----------     ----------
         Net operating revenue                     $8,456,199        $8,829,468       $373,269            4.4%
                                                   ==========        ==========     ==========

Telecommunications services revenue in the third quarter was 761,416 (12.2%) greater than the second quarter of 1999. The number of minutes billed in the third quarter were approximately 23% greater than the second quarter. This revenue from increased minutes billed was essentially offset by a decrease in the average billed rate per minute which is a direct result of the reduced rate plans offered by the Company. The Company anticipates that this rate of growth in minutes and related revenue will increase in future periods as the Company continues it IP Telephony network expansion into new geographic areas allowing the Company to offer increasingly competitive rates for long-distance and enhanced telecommunications services.

The decrease in marketing services revenue was primarily due to a decreased revenues from two areas: (1) revenues from the sale of the Company's new WebCentre product which was first offered in the second quarter of 1999 decreased $223,377 to a level more representative of anticipated recurring quarterly revenues and (2) revenues from new independent representatives
(IRs) signed up decreased in the third quarter by $403,952 as compared to the second quarter of 1999. These decreases were offset by $169,884 in conference revenues as a national conference was held in the third quarter of 1999 where there was no such conference in the third quarter of 1998. WebCentre revenues in the third quarter were generated from a base of existing IRs and accordingly future WebCentre revenues may be more directly related to the future growth of the number of IRs.

The decrease in kits sales is in part attributable to the change in marketing focus from providing 1+ long distance to enhanced calling services such as V-Link 3.0. As a result of the change, the composition of the network marketing sales force is shifting from IRs interested solely in providing inexpensive 1+ long-distance calling to those focused on selling the enhanced communication services. The Company anticipates that revenues from marketing services will increase as the year continues primarily due to: (1) the release of V-Link 3.0, (2) the expansion of the Company's IP Telephony network resulting in reduced telecommunication rates to users of I-Link's telecommunications services and (3) increased availability of enhanced services.

Technology licensing and development revenue increased in the third quarter of 1999. The Company has decided to direct a greater portion of the MiBridge resources into research and development rather than technology licensing and development.

Accordingly, revenues from technology licensing and development in the fourth quarter of 1999 and continuing into 2000 are anticipated to decrease. Revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects and royalties from products previous sold.

The Company anticipates improved cash flow from operations in the remainder of 1999 primarily from the following sources:

- During the first nine months of 1999 the Company continued deployment of its Communication Engines in the United States and anticipates continued deployments during the remainder of 1999 to continue the build out of the Company's IP Telephony network. The anticipated effect of this expansion is increased revenues and profit margins for telecommunications services in the future.
- Anticipated increase in revenues from marketing of its NetLink IP product in early 2000.
- Release of V-Link 3.0 in the third quarter of 1999 that has increased functionality and ease of use thus increasing revenues from incremental sales and usage of V-Link enhanced services.
- Marketing of enhanced services through master agents to employee associations.
-    Hosting thirds party vendor applications on the I-Link IP network.
- New revenues will be generated from the Company's IR WebCentre product that was released in late March 1999.
-    New product pricing and expanded marketing channels.

The Company anticipates that in preparation for continued market penetration and deployment of I-Link products, cash requirements for operations and the continued development and marketing of I-Link services will be at increasingly higher levels than experienced in the first nine-months of 1999.

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

In order to provide for capital expenditure and working capital needs, the Company entered into two agreements with Winter Harbor. The first agreement, finalized in January 1999, provided an additional $11,000,000 in financing (the "Winter Harbor Financing Arrangement"), as well as the issuance of warrants and a rights offering. The Winter Harbor Financing Arrangement consists of an $8,000,000 bridge loan facility (the "Bridge Loan") and a $3,000,000 standby letter of credit (the "Letter of Credit") to secure additional capital leases of equipment and telephone lines relative to the proposed expansion of the Company's telecommunications network. The Company had received advances under the bridge loan and letter of credit of $8,000,000 and $3,000,000 respectively, however in July 1999, the bridge loan plus accrued interest was exchanged for Series N preferred stock as discussed below.

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

On July 23, 1999 the Company completed its offering of 20,000 shares of Series N preferred stock. The offering was fully subscribed through cash subscriptions and the Company exercising its rights to exchange the above mentioned $8,000,000 and $4,000,000 loans plus accrued interest from Winter Harbor. In total the Company received $7,281,086 in cash (before expenses of $164,678) and exchanged $12,718,914 in debt and accrued interest.

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



THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending September 30, 1999 and 1998 have been reported as discontinued operations.

REVENUES

Telecommunication services revenue increased $1,966,318 to $6,986,968 in the third quarter of 1999 as compared to $5,020,650 in the third quarter of 1998. The increase is due primarily to the new customers obtained through the Network Marketing channel which began generating revenue in the third quarter of 1997.

Marketing services revenue, which includes revenue recognized from independent representatives for promotional and presentation materials, WebCentre, and ongoing administrative support decreased $339,792 to $989,157 in the third quarter of 1999 as compared to $1,328,949 in the same quarter of 1998. The decrease was primarily due to revenues from new independent representatives (IRs) signed up which decreased in the third quarter by $781,465 as compared to the third quarter of 1998. This decrease was primarily offset by new revenues of $392,479 related to the Company's new WebCentre product which was first offered in the second quarter of 1999 and $49,194 increase in convention revenues in the third quarter of 1999 as compared to same quarter of 1998. The decrease in kits sales is in part attributable to the change in marketing focus from providing 1+ long distance to enhanced calling services such as V-Link 3.0. As a result of this change, the composition of the network marketing sales force is shifting from IRs interested solely in providing inexpensive 1+ long-distance calling to those focused on selling the enhanced communication services. The Company anticipates that revenues from marketing services will increase as the year continues primarily due to: (1) the release of V-Link 3.0, (2) the expansion of the Company's IP Telephony network resulting in reduced telecommunication rates to users of I-Link's telecommunications services and (3) increased availability of enhanced services. As revenues in this marketing channel are intended to cover the marketing service costs, it is anticipated that as the base of independent representatives grows, marketing service revenues will approximate the related costs.

Technology licensing and development revenue increased $446,564 to $853,343 in the third quarter of 1999 as compared to $406,779 in the same quarter of 1998. These revenues are from the licensing and development of technology through MiBridge, Inc. and are due to increased acceptance of its products in the market place. This rate of increase is not expected to continue in the future as the Company has decided to direct a greater portion of the MiBridge resources into research and development rather than technology licensing and development. Accordingly, revenues from technology licensing and development in the fourth quarter of 1999 and continuing into 2000 are anticipated to decrease. Additionally, revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects and royalties from products previously sold.

OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $129,588 in the third quarter of 1999 to $5,224,851 as compared to $5,095,263 for the same quarter of 1998. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication services revenue. The increase in expense was primarily due to the increase in telecommunication services revenue. However the rate of increase is significantly below the rate of increase in telecommunications revenues primarily due to (1) continued deployment of the Company's enhanced IP (Internet protocol) telephony network and related economies of scale and increased traffic on the network, (2) efforts of the Company to negotiate reduced rates from its underlying carriers, and (3) better utilization of the Company's telecommunication infrastructure. The Company expects that telecommunications network expense will increase as telecommunication services revenue increases, but at a lesser rate of growth.

Marketing service costs increased $220,246 to $1,584,356 in the third quarter of 1999 as compared to $1,364,110 for the same quarter of 1998. Marketing service costs are directly related to marketing service revenues. Although marketing service revenues decreased during the third quarter of 1999 as compared to the same quarter of 1998, marketing service expenses increased. This increase was primarily due to an increase in expenses relating to general overhead, such as salaries and wages, and national and regional conventions. Lower commissions and costs of promotional and presentational materials offset these increased expenses. Marketing services expense includes commissions and the costs of providing promotional and presentation materials, national and regional conventions, the Company's new WebCentre product and ongoing administrative support to independent representatives.

Selling, general and administrative expense increased $494,688 to $3,085,766 in the third quarter of 1999 as compared to $2,591,078 in the third quarter of 1998. The increase was primarily due to increased overhead and personnel costs associated with growing the Company's telecommunication business.

The provision for doubtful accounts increased $122,137 to $997,788 in the third quarter of 1999 as compared to $875,651 in the same quarter of 1998. This increase is primarily due to growth in the Company's telecommunication services revenue.

Depreciation and amortization increased $505,368 to $1,564,774 in the third quarter of 1999 as compared to $1,059,406 in the third quarter of 1998. The increase is primarily due to increased depreciation related to continuing acquisitions of equipment under capital lease agreements. Depreciation expense also increased due to continued acquisition of telecommunication equipment.

Research and development increased $170,735 to $778,638 in the third quarter of 1999 as compared to $607,903 in the same period of 1998. The Company anticipates that research and development expense for 1999 will be slightly greater than 1998.

Interest expense increased $1,575,143 to $1,878,978 in the third quarter of 1999 as compared to $303,835 in the same quarter of 1998. Interest in the third quarter of 1999 included $1,506,242 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $8,000,000 in loans and a $3,000,000 letter of credit to the Company from Winter Harbor L.L.C. and interest on outstanding debt of the Company of $372,736. Interest in the third quarter of 1998 was primarily related to $303,835 in interest on outstanding debt.

Interest and other income decreased $26,986 to $69,182 in the third quarter of 1999 as compared to $96,168 in the same quarter of 1998. The decrease was primarily due to a decrease in the average balance of cash on hand in the third quarter of 1999 as compared to the same quarter of 1998.


NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

In December 1997, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the nine-month periods ending September 30, 1999 and 1998 have been reported as discontinued operations.

REVENUES

Telecommunications service revenue increased $5,458,624 to $19,395,218 in the first nine months of 1999 as compared to $13,936,594 in the first nine months of 1998. The increase is due primarily to the new customers obtained through the Network Marketing channel which began generating revenues in the third quarter of 1997.

Marketing services revenue, which includes revenue recognized from independent representatives for promotional and presentation materials, WebCentre, and ongoing administrative support decreased $409,039 to $3,225,119 in the first nine-months of 1999 as compared to $3,634,158 in the same period of 1998. The net decrease was primarily due to increased revenues of $1,057,955 related to the Company's new WebCentre product which was first offered in the second quarter of 1999 which new revenues were offset by: (1) a decrease of $1,191,917 in revenues from independent representatives for promotional and presentation materials and (2) discontinuance of certain products sold totaling $275,077 in the first nine-months of 1998 which accordingly did not have revenues in 1999. The decrease in kits sales is in part attributable to the change in marketing focus from providing 1+ long distance to enhanced calling services such as V-Link 3.0. As a result of this change, the composition of the network marketing sales force is shifting from IRs interested solely in providing inexpensive 1+ long-distance calling to those focused on selling the enhanced communication services. The Company anticipates that revenues from marketing services will increase as the year continues primarily due to:
(1) the release of V-Link 3.0, (2) the expansion of the Company's IP Telephony network resulting in reduced telecommunication rates to users of I-Link's telecommunications services and (3) increased availability of enhanced services. As revenues in this marketing channel are intended to cover the marketing service costs, it is anticipated that as the base of independent representatives grows, marketing service revenues will approximate the related costs.

Technology licensing and development revenue increased $914,927 to $1,902,316 in the first nine months of 1999 as compared to $987,389 in the first nine months of 1999. These revenues are from the licensing and development of technology through MiBridge, Inc. and are due to increased acceptance of its products in the market place. This rate of increase is not expected to continue in the future as the Company has decided to direct a greater portion of the MiBridge resources into research and development rather than technology licensing and development. Additionally, revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects and royalties from products previous sold.

OPERATING COSTS AND EXPENSES

Telecommunication network expenses decreased $316,908 in the first nine months of 1999 to $14,288,905 as compared to $14,605,813 for the same period in 1998. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the telecommunication services revenue. The decrease in expense was primarily due to the deployment of the Company's IP network and the Company's efforts to negotiate reduced rate contracts with other carriers. The Company expects that telecommunications network expense will increase as telecommunication services revenue increases but at a lesser rate of growth as the Company benefits from economies of scale and increased traffic on the Company's enhanced IP telephony network.

Marketing service costs decreased $10,955 to $4,564,112 in the first nine months of 1999 as compared to $4,575,067 for the same period in 1998. Marketing service costs are directly related to marketing service revenues. Although marketing service revenues decreased during the first nine months of 1999 as compared to the same nine months of 1998, the decrease in related market services expense did not decrease proportionately as many expenses do not vary directly with revenues generated. Marketing service expenses include commissions and the costs of providing promotional and presentation materials, the Company's new WebCentre product, and ongoing administrative support to independent representatives.

Selling, general and administrative expense increased $1,487,415 to $9,010,585 in the first nine months of 1999 as compared to $7,523,170 in the first nine months in 1998. The increase was primarily due to increased overhead and personnel costs associated with growing the Company's telecommunication business.

The provision for doubtful accounts increased $617,490 to $2,941,803 in the first nine months of 1999 as compared to $2,324,313 in the same period in 1998. This increase is primarily due to growth in the Company's telecommunication services revenue

Depreciation and amortization increased $1,236,365 to $4,345,597 in the first nine months of 1999 as compared to $3,109,232 in the first nine months of 1998. The increase is primarily due to increased depreciation related to continuing acquisitions of equipment under capital lease agreements. Depreciation expense also increased due to continued acquisition of telecommunication equipment.

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

Research and development increased $100,685 to $1,852,743 in the first nine months of 1999 as compared to $1,752,058 in the same period in 1998. The Company anticipates that research and development expense for 1999 will be slightly greater than 1998.

Interest expense decreased $3,197,002 to $4,747,410 in the first nine months of 1999 as compared to $7,944,412 in the same period in 1998. Interest expense in the first nine months of 1999 was primarily due to $3,295,042 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $8,000,000 in loans and a $3,000,000 letter of credit to the Company from Winter Harbor L.L.C. and interest on outstanding debt of the Company of $1,452,368. The interest expense in the first nine months of 1998 was primarily due to $7,274,000 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $7,768,000 in loans to the Company in the first nine months of 1998 and interest expense of $670,412 on outstanding debt of the Company.

Interest and other income decreased $33,699 to $125,933 in the first nine months of 1999 as compared to $159,632 in the same period of 1998. The decrease was primarily due to a decrease in the average balance of cash on hand in the first nine months of 1999.

The Company recorded an additional loss from discontinued operations in the first nine months of 1999 in the amount of $350,000. The Company has experienced unexpected delays in disposing of the remaining non-operating assets, including certain assets located in China. Additionally, the Company's best estimate of proceeds from the remaining assets is expected to be less than originally estimated by management. As the remaining asset disposals have not occurred as expected, during the first nine months of 1999 the Company revised its best estimate of the ultimate loss on disposal and related on-going administrative costs and accordingly recorded the additional estimated loss of $350,000.

IMPACT OF YEAR 2000

I-Link's Year 2000 ("Y2K") program is designed to minimize the possibility of serious Y2K interruptions. Possible worst case scenarios include the interruption of significant parts of I-Link's business as a result of critical telecommunication networks and/or information systems failure. Any such interruption may have a material adverse impact on future results. Since their possibility cannot be eliminated, I-Link formed a "Year 2000 Team" during 1998 to evaluate its information technology (IT) systems as well as its non-IT devices (such as building security, heating and air-conditioning, safety devices and other devices containing embedded electronic circuits). The Company does not believe its non-IT systems will be significantly affected by Y2K. Nevertheless, the Y2K project team is continuing to evaluate the readiness of all of the facilities the Company occupies to be certain that the non-IT systems will be compliant. The Company anticipates its IT and non-IT systems will be Y2K compliant by November 30, 1999.

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

While the Company continues to assess various aspects of its Y2K vulnerability, the project team has begun the process of remediating or replacing systems and devices that do not appear to be fully compliant. Much of this remediation effort involves readily available, simple upgrades to hardware and software components, or relatively minor changes to the Company's in-house developed systems. While the Company has completed much of the Remediation phase, except for the billing system discussed below, the Company anticipates that this phase will not be completed until November 15, 1999. Total costs, past and future, of all remediations, including the billings system discussed below, are not expected to exceed $250,000. The Company does not believe that its use of internal resources will significantly delay any other systems development efforts. The Company has initiated testing of some systems to confirm that they can process calendar dates after December 31, 1999.

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

The internal system the Company believes most vulnerable to Y2K problems is the existing billing system which: (1) gathers call detail records ("CDRs");
(2) processes the CDRs into billable CDRs; (3) rates the CDRs; (4) prepares invoices to customers; (5) and records payments received. The inability of the Company's billing system to operate in the Year 2000 would adversely impact the recognition and collection of revenue, and therefore, could negatively impact the results of operations and financial position. The current billing system contains some programs that are not Y2K compliant. The rating and taxing components of the billing system are compliant and the accounts receivable component will be compliant by November 30, 1999. The cost of these modifications to the existing billing system are not anticipated to exceed $50,000, and would involve internal resources only such as salaries and benefits.

 COSTS. The Company is primarily using internal resources to identify, assess, correct, test, and implement solutions for minimizing Y2K consequences, but expects to incur some additional consulting, upgrade, and other expenses. The Company has already expended approximately $45,000 to date for upgrades, and approximately $55,000 on internal resources for Y2K preparation. The Company estimates the remaining expenditures for outside services and upgrades should not exceed $85,000 and internal resources should not exceed $65,000. However, the ultimate final cost of modifications and conversions could change and is not definitively known at this time. The Company expects to fund such expenditures from existing working capital.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on July 19, 1999, at which three proposals were considered and passed by the stockholders:

Proposal 1 reelected Mr. Thomas A. Keenan as a Class I director of the
Company.

Proposal 2 ratified the continued engagement of PricewaterhouseCoopers LLP as independent public accountants for the Company.

Proposal 3 approved a modification to the terms of the Series N Preferred Stock to establish a conversion price floor of $1.25 and to link the Series N conversion price to the price at which common stock is issued upon the exercise or conversion of any new options, warrants, preferred stock or other convertible security, including the conversion rate of the Series F Preferred Stock.

ITEM 6(a) - EXHIBITS

Exhibit
Number   Item
------   ----
4.14*    Stock option agreement by and between the Company and John Edwards, filed herewith

10.10* Employment agreement with John Edwards dated September 9, 1999, filed herewith

27       Financial data schedule.

--------------
* Indicates a management contract or compensatory plan or arrangement required to be filed.

ITEM 6(b) - REPORTS ON FORM 8-K

A report on Form 8-K was filed on July 22, 1999 which reported on the approval of the proposal to amend the conversion terms of the Series N Preferred Stock at the annual meeting of the shareholders on July 19, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                                I-LINK INCORPORATED
                                               ---------------------
                                                    (Registrant)

Date:    November 5, 1999                By:  /S/ JOHN W. EDWARDS
                                            --------------------------------
                                            John W. Edwards
                                            President, Chief Executive Officer

                                         By:  /S/ JOHN M. AMES
                                            --------------------------------
                                            John M. Ames
                                            Chief Financial Officer, and Chief
                                            Operating Officer