Form 10-K
period 1999-12-31
I LINK INC
filed 2000-04-14
CIK 849145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                ---------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.007 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates based upon the closing bid price on April 10, 2000, as reported by The Nasdaq Stock Market, was approximately $223,000,000

As of April 10, 2000, there were 26,727,108 shares of Common Stock, $.007 par value, outstanding.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

I-Link Incorporated (the "Company") is an integrated voice and data communications company focused on simplifying the delivery of "Unified Communication." Unified Communication is the integration of traditional telecommunications with new data IP (Internet Protocol) communications systems with the effect of simplifying communications, increasing communication capabilities and lowering overall communication costs. Unified Communication platforms integrate telecommunication, mobile communication, paging, voice-over-IP (VoIP) and Internet technologies. Through its wholly owned subsidiaries I-Link Communications, Inc., and I-Link Systems, Inc., the Company provides enhanced telecommunications services on a wholesale and retail basis. Through its wholly-owned subsidiaries MiBridge, Inc., and ViaNet Technologies Ltd., the Company undertakes the research and development of new telecommunications services, products, and technologies, and the licensing of certain of these products and technologies to other telecommunications companies. I-Link is a leader in the delivery of unified communications as a result of six core technology offerings: I-Link's Intranet, Softswitch Plus-TM-, GateLink-TM-, V-Link-TM-, Indavo-TM-, and I-Link TalkFree-TM-.

CORE TECHNOLOGIES

I-Link's Intranet

     I-Link's real-time IP communications network ("RTIP Network") consists of a nationwide, dedicated network of leased telecommunications lines and equipment augmented by IP software developed by I-Link. The RTIP Network is an IP-based network like the Internet; however, it is dedicated for use only by I-Link and its customers - an INTRANET. The RTIP Network provides the platform for the enhanced service applications developed by I-Link and other third-party applications developers who partner with I-Link. The RTIP Network is composed of an IP backbone that ties together local loop dial-up and broadband connections via major hubs strategically located in major metropolitan areas throughout the United States. Through proxies, the RTIP Network is able to integrate SS7, Wireless, Public Switch Telephone Networks (PSTN), the Internet, and next generation network protocols such as SIP, MGCP, and H323 into one interoperable platform. The architecture and technological approach used by the RTIP Network has resulted in cost and capability breakthroughs unattainable through traditional circuit switch telecommunications networks, while maintaining the high voice-quality and reliability associated with traditional circuit switch networks. A more detailed description of the RTIP Network is included below.

Softswitch Plus-TM-

     Softswitch Plus-TM- is the operating system that ties together all of I-Link's core services that are available both to end users and third-party applications developers. Much like a PC's operating system integrates hardware elements such as disk drives, monitors, network interface cards, memory, and other computer elements, Softswitch Plus-TM- integrates communication elements such as connection services, voice recognition, interactive voice response (IVR) services, text-to-speech services, unified messaging, conference call services, operation support systems (OSS) and other application servers and communication elements created by I-Link and/or other third-party applications developers. These software components are called "media servers" and the software layer that ties these together is called a "softswitch." I-Link's Softswitch Plus-TM-greatly simplifies new application development as well as reduces infrastructure costs.

GateLink-TM-

     GateLink-TM- is a powerful set of developer tools that serves as the mechanism for creating new applications, user services and solutions that can be hosted within the I-Link RTIP Network. Companies determined to build real time communication services are faced with many challenges, such as developing the solution, building the network in which the solution will operate, defining the OSS system to properly provision and bill for the new services. GateLink-TM-greatly simplifies this process by confining it to developing the application. Once the application is developed it can be certified by I-Link and then deployed within the RTIP Network.

V-Link-TM-

     V-Link-TM-, one of the applications hosted within the RTIP Network, is a powerful suite of basic and enhanced telecommunications services created by I-Link to meet the communication needs of the residential, SOHO (small office/home office) and SME (small-to-medium enterprise) consumer. V-Link-TM-services include:

     - ENHANCED LOCAL OR LONG DISTANCE SERVICE. Long distance calls can be made at significantly lower costs.

     - SINGLE NUMBER SERVICE. Set up to ring a subscriber's office phone, home office phone, cellular phone (or any phone number the subscriber specifies) and pager simultaneously so that he may be reached wherever he is, and without the caller having to try multiple numbers or know his party's current location.

     - CALL SCREENING/CALL WHISPER. The subscriber can hear the name of the person calling before deciding to accept the call or send it to voice mail. If the subscriber receives a new call while already engaged in a call, the name of the new caller is "whispered" to the subscriber in a manner that is inaudible to the other call participant.

     - CALLER HOLD. The subscriber can put a caller on hold, with music on hold.

     - CONFERENCE CALLING. Provides the ability to conference in up to 9 people at one time.

     - PORTABLE FAX. The subscriber receives a fax to his Single Number Service, he is notified that there is a fax in his mailbox, and he can choose to route the fax to any fax machine, or to his e-mail through a fax-to-e-mail gateway.

     - VOICE MAIL. Enables callers to leave recorded messages that can be retrieved, saved, forwarded, etc.

     Subscribers access their V-Link-TM- service through an assigned local and/or toll-free (800) number (that also can become a single, convenient telephone number through which others call and fax the subscriber). Once inside the V-Link-TM- enhanced communications environment, all of the subscriber's communications functions are handled over the I-Link RTIP Network, with its associated benefits and capabilities -- irrespective of where the call is originated. For example, long distance calls are routed primarily through the RTIP Network, and secondarily through the traditional public switched telephone network where needed to ensure full geographic coverage. In addition to long distance calling capability, entering the V-Link-TM- communications environment allows a multitude of enhanced capabilities to the user without the need of any special equipment by the user. Once the communications session is established by logging-in to V-Link-TM- from any telephone, a subscriber has the ability to perform any number of multiple operations within the session (multiple long distance calls, call screening, voice mail, fax, conference calling, etc.).

The Indavo-TM- Line Capacity Expansion Device

     Through its wholly-owned subsidiary ViaNet Technologies, Ltd., the Company has developed Indavo-TM- (referred to by the Company as "C-4" during its development stage), a revolutionary device that from a single standard telephone line that can simultaneously (1) create the capacity of multiple lines that can carry on simultaneous calls and other communications functions ("multiplexing"),
(2) provide the inter-office/home functionality of a PBX, and (3) maintain a persistent Internet connection. In other words, through a single standard telephone wire and line, the customer and his or her family members or business associates can, from multiple phones, fax machines, and computers within the customer's home or business premises, simultaneously carry on multiple independent or conference telephone calls, receive or send faxes as if on one or more dedicated fax lines, and maintain a persistent Internet connection, without any sacrifice of quality or functionality. Indavo-TM- provides the capacity of up to 24 lines using the existing telephone wires connected to the customer's home or office. With the Indavo-TM- device connected to a single standard telephone line within the customer's home or business office, the customer obtains the following benefits:

     MULTIPLEXING. Multiple independent telephone calls and fax send/receive calls can be simultaneously carried on from multiple phones and fax machines within the customer's home or business office, with no degradation of quality.

     VIRTUAL PBX FUNCTIONALITY. The functionality of a PBX system, normally obtainable through the acquisition of a costly equipment and software system, is achieved over the existing telephones within the customer's home or office. These include inter-home/office call conferencing, call forwarding, etc.

     PERSISTENT V-LINK-TM- CONNECTION. Through Indavo, the customer is always connected to the V-Link enhanced services environment and can fully utilize all of the services provided by V-Link (and additional enhancements) without the need to dial into the V-Link service.

     PERSISTENT INTERNET CONNECTION. Through Indavo, the customer is able to maintain a persistent connection to the Internet, usually obtainable only through the purchase by the customer and on-site installation of specialized equipment (a router).

     Because it obviates the need for the customer to purchase multiple telephone lines, a PBX system, and routing equipment, Indavo-TM- provides both substantial cost savings and increased functionality to the customer. It is anticipated that a larger capacity version of the Indavo-TM- device will be marketed to traditional telecommunications carriers to provide a low-cost and more functional alternative to the costly and functionally-limited switches now required within their infrastructure. Indavo-TM- is now in full production and distribution.

I-Link TalkFree-TM-

     In late 1999, I-Link developed and deployed I-Link TalkFree-TM-, a unique web-based service that powerfully promotes I-Link's products and services by utilizing spare network capacity to permit prospective customers to experience a long distance call over the I-Link Network at no cost. I-Link TalkFree-TM- works as follows: a visitor to the I-Link or a partner web page clicks on the I-Link TalkFree-TM- icon and then enters his or her phone number and the long distance number they want to call. In a few seconds, the call is generated automatically via the caller's phone. In March 2000, approximately four weeks after I-Link TalkFree-TM- was introduced, I-Link announced that the number of I-Link TalkFree-TM- calls placed had exceeded one million. Not only has I-Link TalkFree-TM- quickly proven to be a powerful tool for promoting I-Link's products and services, it has generated substantial interest from other companies who want to use I-Link TalkFree-TM- as an advertising tool for their own products and services. The Company intends to continue to use I-Link TalkFree-TM- as a promotional tool for its own products and services, and to aggressively market it to other companies both inside and outside the telecommunications industry as a promotional tool.

I-LINK'S RTIP NETWORK

     I-Link's communications services, as well as applications and services developed by certified third-party developers, are carried over the RTIP Network. The RTIP Network is a packet-based network established by I-Link and composed of an IP backbone that integrates local loop dial-up and broadband connections via eleven multiple routing facilities or "Hubs" strategically established in large metropolitan areas nationwide. Each of these Hubs is comprised of off-the-shelf hardware elements and I-Link's proprietary software. Figure 1 shows an architectural view of a RTIP Hub.

                                    [GRAPH]














     I-Link's technology enables the user to employ its existing telephone, fax machine, pager or modem to achieve high-quality communications with other conventional communications equipment, while exploiting the capabilities of IP technology. The RTIP Network is comprised of leased and dedicated lines carrying telecommunications transmissions converted into a data format (TCP/IP). Network access points ("gateways") comprised of sophisticated communications equipment and proprietary software, which I-Link calls Communication Engines-TM-, are used to integrate I-Link's Intranet with the traditional telecommunications network. The Communication Engine, including the software and firmware, represents I-Link's patent-pending technology. Through the Communication Engines, the RTIP Network receives traffic from the public switched telephone network as a TDM stream (time division multiplexing) and converts it to IP (internet/intranet protocol) data packets. The data is converted from the PCM (pulse code modulation) format standard, which is the traditional telephony standard, to an I-Link proprietary coding. The I-Link proprietary coding can distinguish among and handle voice, fax and modem communications differently. Voice is compressed using a voice coder or codec, fax and modem traffic are demodulated/modulated. The data can then be stored (such as recording a message), altered (as in changing a fax call from 14400 BPS to 9600 BPS) or redistributed to multiple recipients (as in the case of conferencing). I-Link's gateways are flexible such that the RTIP Network can readily integrate with other carriers' protocols and infrastructure. Accordingly, I-Link is also capable of leveraging the access infrastructure of other carriers, resellers, and Internet service providers (ISP's) and wholesaling its enhanced services to these providers and their customers while avoiding the need to build additional access infrastructure.

     Unlike the traditional telecommunication network, the RTIP Network uses TCP/IP as its communication protocol. This is the same protocol used by the Internet for computer-to-computer communication. I-Link utilizes TCP/IP because of the potential for interoperability between diverse technologies. This protocol provides the potential for the RTIP Network to integrate fax, voice, e-mail, websites, video conferencing, speech recognition servers, intelligent call processing servers, Internet Information servers, and other technologies in an efficient way. Not all of these technologies are currently implemented within the RTIP Network. However, because communication is being carried over a TCP/IP protocol these solutions can be integrated into I-Link's offerings at a fraction of the cost of traditional telecommunication implementations. The advantage of communication via the TCP/IP protocol is that it allows for efficient integration of many enhanced information services as noted above. I-Link doesn't need to build all of the services that are presented to the user; it can easily integrate additional services because the communication protocol offers interoperability between all types of conventional communication equipment. The other advantage to TCP/IP is that the cost of integration is substantially less as a result of network design. New services, enhancements and updates can be enabled at a central location and linked automatically to a subscriber's packet of services, thus eliminating the costs and time restrictions of installing the enhancement at each physical facility. The result of these benefits is lower cost with greater capabilities.

Cost Advantages

     The cost advantages realized from the creation and deployment of enhanced services over the RTIP Network are two-fold: (a) lower transmission costs, and
(b) lower capital infrastructure costs. Lower transmission costs result from the inherent maximization of capacity in an IP-based "packet-switch" architecture (like the Internet and I-Link's RTIP Network) as opposed to traditional "circuit-switch" telecommunication architecture. A packet-switch network converts the information being carried (such as a voice call) into a series of data packets and is able to fill the entire capacity of the network with these data packets simultaneously during transmission, while a traditional circuit-switch network processes a single call at a time. Simply put, an IP-based packet-switch network makes more efficient use of its fixed-cost capacity than does a traditional circuit-switch network. The benefit to capital infrastructure costs can be seen by recognizing that a traditional enhanced service platform (a "platform" is the equipment and software required to provide a particular service to customers)--a conference calling platform for example-must be purchased and installed by the communications provider to work alongside a traditional telecommunications switch (a "switch" is a large, sophisticated piece of telecommunications equipment through which calls are routed, and that has a given capacity of calls that can simultaneously be handled). The traditional switch, unable to process anything but low-level signals, must pass an incoming call for conferencing (in our example) to a special conference call switch for processing. These types of special switches are highly expensive, costing providers several hundreds of thousands of dollars each. Because the transmission within the RTIP Network has been converted to an IP signal, the given enhanced service (conference calling in our example) occurs within a software-defined network handled through standard personal computers, rather than a hardware- or equipment-defined network requiring special and redundant, costly telecommunications switches for each enhanced service offered. Thus, I-Link is able to provide the given service at a fraction of the cost of a traditional communication services provider, because it is able to avoid the capital expense of acquiring, installing and servicing an array of special switches. Lower costs in both the cost of transmission and the capital infrastructure to provide the services, results in lower costs to the customer.

Flexible Integration

     In addition to the conference calling service discussed above, consider a provider that offers many combined services. In a traditional telecommunications network, each service - voicemail, fax mail, conference calling, single number, etc. - must be processed through one or more separate, non-integrated switches, with the customer being assigned a separate number for each service: "call this number to send me a fax, . . . call this number for my voice mail, . . . call this number for my conference call," etc. Again, because I-Link's services are provided in an IP environment and a software-defined network, all of these services can be easily integrated through one switch and function utilizing one customer number. I-Link's IP environment also provides for the easy integration of additional new services as they are developed and introduced. Because of the expanded capabilities and capacity of the RTIP Network, I-Link's goal is to "resell" its core technologies as many times as possible. I-Link has developed a service model for marketing these core technologies to other telecommunications service providers and application developers on a wholesale basis as well as to the residential/SOHO/SME market.

DISTRIBUTION CHANNELS

Wholesale

     The wholesale distribution channel intends to leverage I-Link established network and services to distribute to it's own customer base. Such wholesale channels use (or lease from I-Link) it's own sales, billing, customer care and collection. The wholesale channel consists of two types of partners: Application developers and their customers and Service providers:

     Third-Party Application Developers

          I-Link provides application-hosting services to other third-party applications developers and their respective customers on a wholesale basis. Third-party developers who create new applications and solutions with GateLink-TM- are able to host these services within I-Link's RTIP Network. These hosted services are then made available to the third-party developers' channels of distribution and customers. The Company will negotiate where possible to be able to offer these third-party applications to I-link's service provider channel, and I-Link's Master Agent channel. Using I-Link and the RTIP Network to host new applications greatly simplifies and expedites getting new services to market.

     Service Providers

          I-Link intends to sell its enhanced services on a wholesale basis to other service providers, such as CLECs (Competitive Local Exchange Carriers), ILECs (Independent Local Exchange Carriers), ISPs (Internet Service Providers), and other alternate service providers. These telecommunications service providers can bundle V-link-TM- and other third-party developed services by connecting to the RTIP Network through one of I-Link's major hubs located strategically throughout the United States.

Master Agent Channel

     I-Link sells its enhanced services and other I-Link hosted services to residential/SOHO/SME users on a retail basis through independent master agents. Master Agents are paid on a commission basis, and are enabled with Internet e-commerce tools to simplify order entry, provisioning and fulfillment. I-Link's call center is responsible for customer support.

Network Marketing Channel

     Prior to February 15, 2000 and as of December 31, 1999 the Company's telecommunication and marketing service revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a Network Marketing channel of distribution which targets residential and small businesses in the United States. These revenue sources depended directly upon the efforts of IRs. IRs personally solicited potential individual and business customers via one to one sales presentations wherein customers sign order forms for I-Link telecommunication products and services (telecommunication service revenues). Growth in revenue for both telecommunications and marketing services required an increase in the productivity of IRs and/or growth in the total number of IRs.

     On February 15, 2000 the Company signed a strategic marketing and channel agreement with Big Planet, a wholly owned subsidiary of Nu Skin Enterprises, Inc. Under terms of the agreement, I-Link's independent network marketing sales force (the IR's) transitioned to Big Planet, and Big Planet was granted the exclusive worldwide rights to market and sell I-Link's products and services through the Network Marketing (sometimes referred to as "Multi-Level") sales channel to residential and small business users. Other I-Link sales channels into the residential, small business, and other markets are unaffected by the agreement with Big Planet. The result of the agreement with Big Planet is that the Network Marketing channel became part of I-Link's wholesale client Big Planet..

HISTORY

     I-Link began its research and development activities in 1995. In 1997, the Company began providing telecommunications products and services over the traditional public switched telephone network and began the creation of the I-Link Network through the deployment of its IP technology. Also in 1997, the Company launched it's direct-sales marketing company, I-Link Worldwide, LLC, to market its products and services to the residential and small business markets.

     In August 1997, the Company acquired MiBridge, Inc. ("MiBridge"), a New Jersey-based communications technology company engaged in the design, development, integration and marketing of a range of software telecommunication products that support multimedia communications over the public switched telephone network (PSTN), local area networks (LAN) and the Internet. Historically, MiBridge has concentrated its development efforts on compression systems such as voice and fax over IP. MiBridge has developed patent-pending technologies that combine sophisticated compression capabilities with IP telephony technology. The acquisition of MiBridge permitted I-Link to accelerate the development and deployment of its own IP technology and add strength and depth to its research and development team, and provides I-Link with the opportunity to generate income and develop industry alliances through the strategic licensing of its technologies to other leading companies within the industry, such as Lucent Technologies, Nortel, IDP, Brooktrout, Analogic and others. In late 1997 the Company formed ViaNet Technologies, Ltd., headquartered in Tel Aviv, Israel, to undertake advanced research and development of the Indavo-TM- line capacity expansion device.

     In 2000 the Company transitioned its I-Link Worldwide multi-level marketing sales program to Big Planet, Inc. (a subsidiary of Nu Skin Enterprises, Inc.). While maintaining its other existing traditional sales agent channels for retail sales of products and services, the transition of the multi-level marketing sales channel to Big Planet has allowed the Company to focus its efforts on the expansion of the RTIP Network and the development and deployment of new enhanced services and products.

COMPETITION

     The market for business communications services is extremely competitive. I-Link believes that its ability to compete in this market successfully will depend upon a number of factors, including the pricing policies of competitors and suppliers; the capacity, reliability, availability and security of the RTIP Network infrastructure; market presence and channel development; the timing of introductions of new products and services into the marketplace; ease of access to and navigation of the Internet or other such IP networks; I-Link's ability in the future to support existing and emerging industry standards; I-Link's ability to balance network demand with the fixed expenses associated with network capacity; and industry and general economic trends.

     While I-Link believes there is currently no competitor in the North American market providing the same capabilities in the same manner as I-Link offers using the RTIP Network, there are many companies that offer communications services, and therefore compete with I-Link at some level. These range from large telecommunications companies and carriers such as AT&T, MCI, Sprint, LDDS/WorldCom, Excel, Level3 and Qwest, to other VoIP carriers such as iBasis, ITXC, smaller, regional resellers of telephone line access, and to companies providing Internet telephony. These companies, as well as others, including manufacturers of hardware and software used in the business communications industry, have announced plans to develop future products and services that are likely to compete with those of I-Link on a more direct basis. These entities may be far better capitalized than I-Link and control significant market shares in their respective industry segments. In addition, there may be other businesses that are attempting to introduce products similar to I-Link's for the transmission of business information over the Internet. There is no assurance that I-Link will be able to successfully compete with these market participants.

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

     In the wake of the 1996 Act, however, the FCC is revisiting many of its past decisions and could impose common carrier regulation on some of the transport and resold telecommunications facilities used to provide telecommunications services as a part of an enhanced or information service package. The FCC also may conclude that I-Link's protocol conversions, computer processing and interaction with customer-supplied information are insufficient to afford the Company the benefits of the "enhanced service" classification, and thereby may seek to regulate some of the Company's operations as common carrier/telecommunications services. The FCC could conclude that such decisions are within its statutory discretion, especially with respect to voice services. In December 1999, for example, the FCC found that it had regulatory authority over incumbent local exchange carrier advanced services. In addition, there is a pending inquiry at the FCC to determine whether the IP telephony services and networks should be made available to persons with disabilities and must comply with the FCC rules for persons with disabilities.

     I-Link has been moving its customers off the facilities of existing long distance carriers, and has increased its reliance on a proprietary Internet protocol network involving the provision of information services, which the Company believes would be sufficient to exempt it from common carrier regulation under current rules. Historically, the FCC has not regulated companies that provide the software and hardware for Internet telephony, or other Internet data functions, as common carriers or telecommunications service providers. Moreover, in May 1997 the FCC concluded that information and enhanced service providers are not required to contribute to federal universal service funding mechanisms, a decision it reaffirmed in April of 1998 in a report to Congress.

     Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which the FCC has long-standing authority. The FCC's framework for "enhanced services" confirms that the FCC has authority to regulate computer-enriched services, but provides that carrier-type regulation would not serve the public interest. Only recently has this general deregulatory approach been questioned within the industry.

     In March 1996, for instance, America's Carriers Telecommunications Association ("ACTA"), a trade association primarily comprised of small and medium-size interexchange carriers, filed a petition with the FCC asking that the FCC regulate Internet and Internet Protocol ("IP") telephony. ACTA argued that providers of software that enables real-time voice communications over the Internet should be treated as common carriers and subject to the regulatory requirements of Title II of the Communications Act. The FCC sought comment on the request and has not yet issued its decision.

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

     On April 5, 1999, US West filed a "Petition for Expedited Declaratory Ruling" with the FCC in which US West seeks to have interexchange carriers ("IXCs") that provide phone-to-phone IP telephony declared telecommunications service providers whose services are subject to access charges. The Petition claims principally that because there is no net protocol conversion in the message as sent and received and IXCs hold themselves out to provide voice telephony, IP telephony does not qualify as an enhanced service under FCC rules. The Commission is expected to issue a Public Notice to receive comments from interested persons prior to issuing a ruling. We cannot predict with certainty what the Commission will rule or when. If US West is successful in this petition, the FCC could rule that IP telephony service providers are obligated to pay interstate access charges to local telephone companies for originating and terminating interstate calls.

     Any FCC determination that Internet-based service providers should be subject to some level of Title II regulation could affect the manner in which I-Link operates, to the extent it uses the Internet to provide facsimile or voice capabilities, as well as create costs of complying with federal common carrier requirements. With the passage of the 1996 Act, the precise dividing line or overlap between "telecommunications" and "information" services as applied to Internet-based service providers is uncertain. Consequently, I-Link's activities may be subject to evolving rules as the FCC addresses novel questions presented by the increased use of the Internet to offer services that appear functionally similar to traditionally-regulated telecommunications services. At this time, it is impossible to determine what effect, if any, such regulations may have on the future operation of the Company.

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

     Whether the states within which I-Link makes its Intranet services capabilities available will seek to regulate I-Link's activities as a telecommunications carrier will depend largely on whether the states determine that there is a need for or other public benefits of such regulation. For example, the staff of the Nebraska Public Service Commission recently concluded that an Internet telephony gateway service operated by a Nebraska Internet Service Provider was required to obtain state authority to operate as a telecommunications carrier. The FCC has authority to preempt state regulation that impedes competition; it has not, however, had occasion to consider this or similar decisions. On February 25, 1999, the FCC issued an order and notice of proposed rulemaking holding that dial-up telephone traffic directed to the Internet should be treated as interstate in nature for purposes of determining regulatory jurisdiction. This order, however, was vacated and remanded by the United States Court of Appeals for the District of Columbia Circuit. According to the court, the FCC had failed to use reasoned decision-making in making its jurisdictional determination. It is unclear how the FCC will rule on remand, and thus what impact the subsequent decision will have on I-Link's Internet based services. The notice of proposed rulemaking is considering how local telecommunications carriers should compensate each other for jointly carrying calls to the Internet. The outcome of this proceeding could affect the charges I-Link pays to local carriers for the carriage of traffic routed to I-Link.

DELIVERY OF SERVICES OVER EXISTING SWITCHED TELECOMMUNICATIONS NETWORKS

     A portion of I-Link's communications services are delivered over existing switched telecommunications networks through I-Link Communications, Inc., a long distance telecommunications carrier that provides long distance service to all states of the United States. Access to the switched telephone network is a necessary component of the RTIP Network to ensure full geographic coverage of the RTIP Network in lesser-populated geographic areas that are not serviced by one of the RTIP Network's Hubs. I-Link Communications, Inc. currently maintains traditional switch facilities in Dallas, Los Angeles, Phoenix, and Salt Lake City.


ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 45,300 square feet of space for its offices and other facilities in Draper, Utah pursuant to commercial leases with original terms of five to seven years. These leases expire between 2003 and 2005 subject to the Company's right to extend for an additional five years. The initial base rent is approximately $44,000 per month. I-Link has delivered $107,000 in certificates of deposit to the landlord as a security deposit under the leases. I-Link also leases several other spaces to house its Communication Engines throughout the United States. Such spaces vary in size and are rented on a month-to-month basis.

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

     MiBridge rents 3,662 square feet of office space in Eatontown, New Jersey under a five-year lease effective December 1, 1997 at a cost of $5,187 per month. The lease may be cancelled at the end of the third year under certain conditions. ViaNet Technologies leases approximately 1,400 square feet of office space in Tel Aviv, Israel at a cost of $2,200 per month. The lease expires in February 2002.

ITEM 3. LEGAL PROCEEDINGS.

     On February 25, 2000, JNC Opportunity Fund, Ltd. ("JNC"), the sole holder of the Company's Series F preferred shares, filed suit against the Company in U.S. District Court in New York seeking to require the Company to redeem for cash its remaining Series F preferred shares. The controversy arose as a result of the failure of the Company's shareholders at a special shareholders' meeting held February 11, 2000, to approve the further conversion of Series F preferred shares at a conversion price below the market price for the Company's common shares as calculated on the original date of issuance of the Series F preferred shares ("below-market conversions"). The terms of the Series F preferred shares require shareholder approval for below-market conversions where any such further conversions would cause the aggregate number of common shares obtained upon below-market conversions of the Series F preferred shares to attain or exceed 20% of the total number of common shares outstanding on the original date of issuance of the Series F Preferred shares. At the February 11, 2000 Special Shareholders' Meeting, approximately 64% of the total votes cast were voted by Winter Harbor, LLC, the Company's largest equity holder, who voted against such approval. On March 10, 2000 the Company and JNC entered into a settlement and release agreement. Pursuant to the settlement, the Company agreed to issue 531,968 shares of the Company's common stock immediately, representing conversion of all remaining Series F shares outstanding at a conversion price equal to the market price of the Company's common shares on the original date of issuance of the Series F preferred shares. These settlement shares are subject to certain provisions restricting the amount that can be sold by JNC on any given trading day, and prohibiting any short sales of the Company's stock either directly or indirectly by JNC. In full settlement of all other claims for cash redemption of the Series F preferred shares, the Company also agreed to issue an additional 790,000 registered shares (increasing at an annual rate of 8.25 percent from February 1, 2000 until issued) (the "Additional Shares") of the Company's common stock (subject to the same sale restrictions) upon shareholder approval. As part of the settlement agreement, Winter Harbor, LLC agreed to vote all of its shares in favor of such approval. The Company will proceed immediately to hold a special shareholders meeting to request approval of the issuance of the additional 790,000 common shares. In addition to the "Additional Shares", the Company would be subject to other penalties to be paid in common shares (the "Late Shares") in the event the common shares are not issued by May 24, 2000. Further, if the Company fails to deliver any of the above shares by May 24, 2000, the Company must issue additional Late Shares ("Additional Late Shares") equal to the number of the Late Shares times a fraction the numerator of which equals the number of days from May 24, 2000 to the actual date of issuance of such undelivered shares and the denominator of which is 30. In the event that the common shares are not issued by May 24, 2000 (or June 28, 2000 in the event the Company has received from the SEC a registration comment letter related to the registration of such shares prior to May 24, 2000), upon written notice from JNC, the Company would be required to pay JNC (in lieu of delivering the shares) the amount determined by multiplying (x) the higher of the average closing share price of the common stock for the ten trading day period ending on the deadline (May 24 or June 28, 2000 as applicable) or the notice date by (y) the number of undelivered shares.

     The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, none of which is expected, individually or in the aggregate, to have a material adverse affect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on The Nasdaq Small-Cap Market ("Nasdaq") tier of The Nasdaq Stock Market, Inc. under the symbol "ILNK." Although the Common Stock is currently listed for quotation on Nasdaq, there can be no assurance given that the Company will be able to continue to satisfy the requirements for maintaining quotation of such securities on Nasdaq or that such quotation will otherwise continue. The Company has no current plans to apply for listing of any preferred shares, warrants or any of its other securities for quotation on Nasdaq.

     The following table sets forth for the period indicated the high and low bid prices for the Common stock as quoted on Nasdaq under the symbol "ILNK" based on interdealer bid quotations, without retail markup, markdown, commissions or adjustments and may not represent actual transactions:

                                QUARTER ENDED                 HIGH BID         LOW BID
                           -------------------------          --------         --------
                           March 31, 1998                       $8.81            $4.75
                           June 30, 1998                         7.50             4.94
                           September 30, 1998                    5.13             2.38
                           December 31, 1998                     3.22             2.00

                           March 31, 1999                       $4.13            $2.19
                           June 30, 1999                         5.50             2.44
                           September 30, 1999                    4.88             2.50
                           December 31, 1999                     4.38             2.25

     On April 10, 2000, the closing price for a share of common stock was $8.63.

DIVIDEND POLICY

     The Company must be current on dividends for it's Series C, F and M preferred stock in order to pay any dividends to common stock holders. Preferred stock dividends in the amount of $351,868 and $489 were paid in 1999 and 1998, respectively, in common stock (non-cash) on the converted shares of Series F redeemable preferred stock. Dividends on Series F redeemable preferred stock will continue to be paid in common stock as the holders convert their preferred stock into common stock. As of December 31, 1999, dividends in arrears (undeclared) on Series C, F, and M preferred stock were $543,408, $186,000 and $2,973,877, respectively. On February 22, 2000 the Company's Board of Director set a record date for payment of accrued dividends on Class (Series) C preferred stock of $563,781 to stockholders of record on February 22, 2000, to be paid in shares (approximately 125,400) of the Company's common stock (the "Dividend Shares") within ten business days of the date the Dividend Shares become subject to an effective registration statement (anticipated in mid 2000) under the Securities Act of 1933, as amended. The Company has not paid and does not anticipate that it will pay dividends on its common stock in the foreseeable future.

SHAREHOLDERS

     As of April 10, 2000, the Company had approximately 615 stockholders of common stock of record and approximately 18,070 beneficial owners.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the past five years including the period ended December 31, 1999, are derived from the audited financial statements and notes thereto of the Company, certain of which are included herein. The selected consolidated financial data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company.

                                     1999                1998                1997              1996               1995
                                ---------------    -----------------    ---------------    --------------     -----------
STATEMENT OF OPERATIONS DATA:

Revenues:
   Telecommunications services    $26,440,017        $ 19,634,681       $ 11,081,007       $         -         $

   Marketing services               3,672,988           4,548,421         2,637,331                  -                  -
   Technology licensing and
    development                     2,506,701           1,466,315           346,875                  -                  -
   Other                                    -                   -                 -            170,532                  -
                                ---------------     ----------------    ---------------    --------------     -----------
       Total revenues              32,619,706          25,649,417        14,065,213            170,532                  -
                                ---------------     ----------------    ---------------    --------------     -----------

Operating expenses:
   Telecommunications
     network expenses              20,373,209          19,099,194        14,634,999          1,120,779                  -
   Marketing services costs         5,400,149           5,850,873         4,294,014                  -                  -
   Selling, general,
     Administrative and other      26,098,700          20,345,293        20,997,262         18,536,090                  -
                                ---------------
                                                    ----------------    ---------------    --------------     -----------
       Total operating expenses    51,872,058          45,295,360        39,926,275         19,656,869                  -
                                ---------------     ----------------    ---------------    --------------     -----------

Operating loss                    (19,252,352)        (19,645,943)      (25,861,062)       (19,486,337)                 -

Other income (expense)             (4,906,936)         (8,134,130)       (2,806,630)        (2,677,640)                 -
                                ---------------     ----------------    ---------------    --------------     -----------

Loss from continuing operations   (24,159,288)        (27,780,073)      (28,667,692)       (22,163,977)                 -


Loss from discontinued
    operations                       (500,000)           (178,006)       (1,191,009)          (900,263)         (551,909)
                                ---------------     ----------------    ---------------    --------------     -----------

Net loss                         $(24,659,288)       $(27,958,079       $(29,858,701)      $(23,064,240)       $(551,909)
                                ===============     ================    ===============    ==============     ===========

Loss from continuing operations
   applicable to  common stock   $(33,086,262)       $(37,621,215)      $(118,360,731)     $(43,387,606)       $(128,669)
                                ===============     ================    ===============    ==============     ===========

Net loss per common share-
   basic and diluted:
Loss from continuing operations  $     (1.55)        $      (2.13)      $      (10.07)     $      (6.40)       $   (0.07)

Loss from discontinued
operations                              (.02)               (0.01)              (0.10)            (0.13)            (0.32)
                                ---------------     ----------------    ---------------    --------------     -----------
    Net loss per common share    $      (1.57)       $      (2.14)      $      (10.17)     $      (6.53)       $    (0.39)
                                ===============     ================    ===============    ==============     ===========

BALANCE SHEET DATA:

Working capital                   $(1,318,640)        $(4,073,914)      $  (2,955,180)     $  1,305,814        $       -

Property and equipment, net         7,019,361           7,262,781         3,551,917          1,575,769                 -
Net assets (liabilities) of
     discontinued operations          (82,629)            417,371           595,377          1,668,223         2,124,965
Total assets                       21,658,199          23,855,363        24,252,876          9,864,696         2,124,965
Long-term obligations               9,658,525           8,785,933         1,921,500            236,705           669,799
Stockholders' equity (deficit)    (11,049,897)        (16,953,363)          814,376          6,298,617         1,455,166

     In January 1997, the Company acquired I-Link Communications, a FCC-licensed long distance carrier. With the acquisition, the Company began its telecommunications services operations. Effective December 31, 1997 the Company made the decision to discontinue the operations of its Medical Imaging Division. The Company's Board of Directors approved the plan of disposal on March 23, 1998. The net operating activities and net assets from the Medical Imaging Division are presented separately as discontinued operations in the above table. Through its wholly owned subsidiaries MiBridge, Inc., and ViaNet Technologies Ltd., the Company undertakes the research and development of new telecommunications products and technologies, and the licensing of certain of these products and technologies to other telecommunications companies. MiBridge was acquired during the third quarter of

1997 and ViaNet Technologies Ltd. was formed in the first quarter of 1998.


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

     Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Among many factors that could cause actual results to differ materially from the forward looking statements herein include, without limitation, the following: the Company's ability to finance and manage expected rapid growth; the impact of competitive services and pricing; the Company's ongoing relationship with its long distance carriers and vendors; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting policies; litigation; federal and state governmental regulation of the long distance telecommunications and internet industries; the Company's ability to maintain, operate and upgrade its information systems network; the Company's success in deploying its Communication Engine network in internet telephony; the existence of demand for and acceptance of the Company's products and services (including but not limited to V-Link and Indavo); as well as other risks referenced from time to time in the Company's filings with the SEC.

     The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     Operating results for 1999, 1998 and 1997 are not comparable due to changes in the operations of the Company. In January 1997 the Company acquired I-Link Communications (formerly Family Telecommunications, Inc. and referred to herein as "ILC") and in August 1997 the Company acquired MiBridge, Inc. In 1997, the Company launched operations of a network marketing program through I-Link Worldwide, L.L.C., to market its products. In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the healthcare industry in order to concentrate on its telecommunications and technology sectors. Accordingly, the healthcare operation during the three years ended December 31, 1999 has been reported as discontinued operations. Therefore, results of continuing operations for the Company 1997 to 1999 include the following subsidiaries for the indicated time period:

     - I-Link Communications Inc.       (January 1997 to December 1999)
     - I-Link Systems Inc.              (January 1997 to December 1999)
     - I-Link Worldwide, L.L.C.         (June 1997 to December 1999)
     - MiBridge Inc.                    (August 1997 to December 1999)
     - ViaNet Technologies, Inc.        (December 1997 to December 1999)

     Prior to February 15, 2000 and as of December 31, 1999, the Company's telecommunication and marketing service revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a Network Marketing channel of distribution which targeted residential users and small businesses in the United States. These revenue sources depended directly upon the efforts of IRs. IRs personally solicited potential residential and business customers via one to one sales presentations wherein customers sign order forms for I-Link telecommunication products and services (telecommunication service revenues).

     An individual could also become an IR upon entering into a standard written independent sales representative agreement with the Company and paying a fee of either $50 or $295 based on options elected for promotional and presentation materials (included in market service revenues). The initial term of the agreement was for twelve months and could be renewed on a yearly basis thereafter. IRs received commissions based upon sales of I-Link products and services to customers who became I-Link subscribers. Commissions ranged from 2% to 46% based upon the product sold or services utilized and the IR's seniority within the Network Marketing plan. An additional commission from $210 to $370 could be earned by the IR based upon the IR's initial signing up of another IR and that new IR signing up users of I-Link products or services.

     Growth in revenue for both telecommunications and marketing services required an increase in the productivity of IRs and/or growth in the total number of IRs. There could be no assurance that the productivity or number of IRs would be sustained at then current levels or increased in the future. The Company had approximately 14,000, 12,700 and 12,600 IRs as of December 31, 1999, 1998 and 1997, respectively.

     On February 15, 2000 the Company signed a strategic marketing and channel agreement with Big Planet, a wholly owned subsidiary of Nu Skin Enterprises, Inc. Under terms of the agreement, I-Link's independent network marketing sales force (the IR's) transitioned to Big Planet, and Big Planet was granted the exclusive worldwide rights to market and sell I-Link's products and services through the Network Marketing (sometimes referred to as "Multi-Level") sales channel to residential and small business users. Other I-Link sales channels into the residential, small business, and other markets are unaffected by the agreement with Big Planet. The impact on the results of operations will be a termination of marketing service revenues and marketing service costs effective February 15, 2000. Additionally, telecommunication service revenues will initially decrease as the Company sells its services to the same subscribers but through Big Planet at wholesale prices which will initially reduce telecommunication services revenues by approximately 40%. The reduction in telecommunications service revenues will also be partially offset by a reduction in commissions paid to IRs related to telecommunication services revenues, which accounted for approximately 13% of telecommunication network expense in 1999. However the Company believes the revenue reduction will be temporary and believes that this affiliation with Big Planet will have a positive strategic and overall long-term financial impact to the Company by increasing revenues, reducing expenses and increasing profit margins through new customer subscriptions to current and future I-link products and decreasing channel management expenses in the short and long term. The Company anticipates the future increase in revenues to be related to leveraging the larger consolidated sales force of IRs in Big Planet. However, there can be no assurance that this agreement will result in increased sales, decreased costs or increased profitability of the Company.


    YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUES

     Net operating revenue of the Company in 1999 and 1998 included three primary sources of revenue which were: (1) telecommunications service; (2) marketing services which began in June 1997 (and terminated in February 2000 - see "Results of Operations" above) and includes revenues from the Network Marketing channel, including revenues from independent representatives for promotional and presentation materials and national conference registration fees; and (3) technology licensing and development revenues which began in August 1997 upon the acquisition of MiBridge, Inc. which develops and licenses communications software that supports multimedia communications over the public switched and local area networks and the Internet.

     Telecommunication service revenues increased $6,805,336 to $26,440,017 in 1999 as compared to

$19,634,681 in 1998. The increase was primarily due to an increase of $9,192,135 from growth in telecommunication sales by the network marketing channel (started in June 1997). This increase was partially offset by a decrease of $2,386,799 in revenues from other channels of distribution as the Company continues to refocus the resources of the Company to concentrate on those channels of distribution of its products which have higher profit margins. The increase in revenues is primarily due a 38% increase in usage, which was offset by an 11% decrease in revenue per minute. Telecommunication service revenues may be significantly different in 2000 due to the agreement with Big Planet as discussed in greater detail previously in "Results of Operations".

     Marketing service revenues decreased $875,433 to $3,672,988 in 1999 as compared to $4,548,421 in 1998. The decrease was primarily due to a reduction of new IR sign ups resulting in a decrease of $1,937,634 in revenues from promotional and presentational materials and national conventions. This decrease was offset by increased revenues from product sales of $1,062,201 primarily from Web Centre sales, which began in 1999. As the Company transitioned this network marketing channel to Big Planet in February 2000, marketing service revenues will cease in February 2000.

     Technology licensing and development revenues increased $1,040,386 to $2,506,701 as compared to $1,466,315 in 1998. The increase was primarily due to increasing acceptance of the Company's core technologies in the market place. This source of revenue began with the acquisition of MiBridge, Inc. in August 1997. The Company has decided to direct a greater portion of the MiBridge resources into commercial product research and development rather than external technology licensing and development. However, revenues from existing contracts in the first quarter of 2000 will approximate all of 1999 revenues. Accordingly, it is anticipated that technology licensing and development revenues will increase approximately 50% in year 2000 as compared to 1999 revenues.

OPERATING COSTS AND EXPENSES

     Telecommunications network expenses increased $1,274,015 to $20,373,209 in 1999 as compared to $19,099,194 in 1998. The increase is related to the costs of continuing development and deployment of the Company's communication network and expenses related to the telecommunication service revenue. Moreover, the deployment of the Company's Communication Engines in 1999 and better pricing from underlying carriers have allowed telecommunications revenues to grow at a rate significantly higher than the related telecommunication network expenses.

     Marketing services costs decreased $450,724 to $5,400,149 in 1999 as compared to $5,850,873 in 1998. These costs directly relate to the Company's marketing services revenue that began late in the second quarter of 1997 and include commissions and the costs of providing promotional and presentation materials and ongoing administrative support of the Network Marketing channel. As the Company transferred this network marketing channel to Big Planet in February 2000, marketing service costs will cease after February 2000.

     Selling, general and administrative expenses increased $1,865,574 to $12,428,956 in 1999 as compared to $10,563,382 in 1998. The increase was primarily due to (1) payroll related to an increased number of employees and (2) increased rent and travel costs related to the increased number of employees.

     The provision for doubtful accounts increased $542,455 to $3,703,076 in 1999 as compared to $3,160,621 in 1998. The increase is related directly to the growth in telecommunication service revenues, and increased bad debts from receivables in the channels which the Company decided to terminate in order to refocus the resources of the Company on those channels of distribution of its products which had higher profit margins.

     Depreciation and amortization increased $1,290,465 to $5,482,639 in 1999 as compared to $4,192,174 in 1998. The increase is primarily associated with increasing expenditures related to continued and increasing expansion of the I-Link Network.

     In the first quarter of 1999, the Company recorded a write-down of capitalized software costs of

$1,847,288. In early 1998 the Company contracted with an outside consulting company to develop a billing and operations information system. The Company continually evaluated the functionality and progress of the in-process system development. The Company's management and its Board of Directors concluded that the new system would not significantly enhance the Company's existing billing and information systems or meet its ultimate needs and accordingly did not justify paying additional contracted expenses of approximately $1,000,000. Accordingly, effect March 31, 1999, the Company recorded a write-down on the in-process system development of $1,847,288.

     Research and development increased $207,625 to $2,636,741 in 1999 as compared to $2,429,116 in 1998. The increase is associated with the Company's increased commitment to continuing telecommunication network research and development efforts. The increase is primarily associated with increased research and development occurring in the Company's Israeli subsidiary, ViaNet Technologies.

OTHER INCOME (EXPENSE)

     Interest expense decreased $3,318,277 to $5,086,141 in 1999 as compared to $8,404,418 in 1998. The decrease is primarily due to the a decrease of $4,013,095 from the accretion of debt discounts (non-cash) related to certain warrants granted in connection with $7,768,000 in loans to the Company during 1998 as compared to warrants granted in connection with $8,000,000 in loans in 1999. An increase in interest expense in 1999 of approximately $694,818 on loans outstanding and an increase in capital leases offset this decrease.

     Interest and other income decreased $91,083 to $179,205 in 1999 as compared to $270,288 in 1998. The decrease was primarily due to interest earned in 1998 on deposits with the Company's primary provider of long-distance telecommunications capacity, which did not recur in 1999 as the deposits were refunded.


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

     Telecommunication service revenues increased $8,553,674 to $19,634,681 in 1998 as compared to $11,081,007 in 1997. The increase was primarily due to an increase of $13,830,000 from growth in the network marketing channel (started in June 1997). This increase was partially offset by a decrease of $5,275,000 in revenues from other channels of distribution as the Company determined that it would refocus the resources of the Company to concentrate on those channels of distribution of its products which had higher profit margins and accordingly terminated certain relationships. The increase in revenues is primarily due to increased usage, as the average rate per minute did not change significantly from 1997 to 1998.

     Marketing service revenues increased $1,911,090 to $4,548,421 in 1998 as compared to $2,637,331 in 1997. As this marketing channel began in June 1997, the increase was primarily due to twelve months of revenue in 1998 as compared to approximately seven months in 1997. Marketing service costs were greater than marketing service revenues for the year as this channel of revenue continued to expand.

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

OPERATING COSTS AND EXPENSES

     Telecommunications network expenses increased $4,464,195 to $19,099,194 in 1998 as compared to $14,634,999 in 1997. The increase is related to the costs of continuing development and deployment of the Company's communication network and expenses related to the telecommunication service revenue. Moreover, the deployment of the Company's Communication Engines in 1998 and better pricing from the Company's underlying carriers have allowed telecommunications revenues to grow at a rate significantly faster than the related telecommunication network expenses.

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

     Depreciation and amortization increased $1,642,892 to $4,192,174 in 1998 as compared to $2,549,282 in 1997. The increase is primarily due to an approximate $600,000 increase in amortization related to the intangible assets acquired in the acquisition of MiBridge in August 1997 (twelve months of amortization in 1998 as compared to five months in 1997) and approximately $887,000 related to increased amortization of acquisition costs incurred in June 1997 with the release from escrow of shares of common stock associated with the acquisition of I-Link Worldwide Inc. Depreciation expense also increased due to the continued acquisition of other equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of December 31, 1999 were $2,950,730, short-term certificates of deposit were $53,500 and the working capital deficit was $1,318,640. Cash used by operating activities during 1999 was $10,381,925 as compared to $16,825,719 in 1998 and $12,008,526 in 1997. The decrease in cash used by operating activities in 1999 compared to 1998 was primarily due to a decrease in the net loss of the Company and timing of accounts receivable collections and accounts payable payments. The increase in 1998 compared to 1997 was primarily due to an increase in operating losses as the Company continued to develop its network infrastructure and product base.

     Net cash used by investing activities in 1999 was $1,585,299 as compared to $1,602,974 in 1998 and $1,387,526 in 1997. The decrease in cash used by investing activities in 1999 as compared to 1998 was primarily attributable to
(1) a decrease in purchases of furniture, fixtures and equipment of $1,210,241 which was offset by a decrease in cash received in connection with maturing of restricted certificates of deposits of $923,566 and (2) a decrease in investing activities of discontinued operations of $260,000. The net increase in cash used by investing activities in 1998 as compared to 1997 was primarily due to (1) an increase in purchases of furniture, fixtures and equipment of $1,309,332 which was partially offset by increased funds received from matured certificates of deposit of $1,291,715 and (2) receipt in 1998 of $310,000 in proceeds from sales of assets in its discontinued operation. In 1997 the Company received $514,886 from the acquisition of ILC and MiBridge which did not recur in 1998.

     Financing activities in 1999 provided net cash of $13,594,301 as compared to $18,069,765 in 1998 and $10,623,680 in 1997. Cash provided in 1999 included
$8,200,000 from long-term debt, $7,116,408 net proceeds from the sale of preferred stock and $5,000 from the exercise of stock options and warrants. During 1999, the Company repaid $1,727,107 of long-term debt and capital lease obligations. Cash provided in 1998 included $9,430,582 from issuance of preferred stock (net of offering costs), $11,009,712 in proceeds from loans to the Company, and $684,943 from exercise of stock options and warrants. Long term-debt and capital lease payments of $2,885,007 offset these sources of cash. Cash provided in 1997 included $5,000,000 in long-term debt, which was subsequently exchanged for equity, $6,618,888 of net proceeds from the sale of preferred stock and $137,933 from the exercise of warrants and options. During 1997 the Company repaid $1,079,585 of long-term debt and capital lease obligations.

     The Company incurred a net loss from continuing operations of $24,159,288 for the year ended December 31, 1999, and as of December 31, 1999 had an accumulated deficit of $109,953,971 and negative working capital of $1,318,640. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 2000 and beyond to fund ongoing operations, the continued expansion of its private telecommunications network facilities, Indavo development and manufacturing, and anticipated growth in subscriber base. The Company has entered into additional financing arrangements as described below in order to obtain the additional funds required for its continuing operations in 2000.

CURRENT POSITION/FUTURE REQUIREMENTS

     During 2000, the Company plans to use available cash to fund the development and marketing of I-Link products and services. The Company anticipates that revenues from all sources of continuing operations will grow in 2000 and will increasingly contribute to meeting the cash requirements of the Company. The Company anticipates increased cash flow in 2000 primarily from the following sources:

- During 1999 and the first quarter of 2000 the Company deployed its Communication Engines in an additional four metropolitan areas in the United States (San Francisco, New York, Washington D.C. and Atlanta) and anticipates continued deployments during the remainder of 2000 to continue the build out of the Company's IP Telephony network. The anticipated effect of this expansion is additional revenues and increased profit margins for telecommunications services in the future.

     - Anticipated revenues from its Gatelink product offering commencing in the second quarter of 2000.
     - Anticipated revenues from marketing of its Indavo (formerly referred to as C4) product which sales are anticipated to begin in the second quarter of 2000.
     - The affiliation with Big Planet effective February 15, 2000 is anticipated to have a positive overall financial impact in the long-term to the Company by increasing revenues, reducing expenses and increasing profit margins.
     - Increased revenues from technology licensing and development, which revenues in the first quarter of 2000 approximated the total revenues in 1999.
     - During the first quarter of 2000, the Company has received approximately $3,000,000 from exercises of common stock options and warrants. Depending primarily on the common stock price in the remainder of 2000, the Company could receive more cash from continued exercises.

     The Company's business plan of continued market penetration and deployment of I-Link products and services will require financial resources at increasingly higher levels than those experienced in 1999. In order to provide for capital expenditure and working capital needs, the Company entered into the following three agreements in 2000:

     - On April 13, 2000, Winter Harbor, LLC, agreed to provide I-Link with a line of credit of up to an aggregate amount of $15,000,000. This commitment expires on the earlier of April 12, 2001 or the date
          I-Link has received net cash proceeds of not less than $15,000,000 pursuant to one or more additional financings or technology sales, as well as licensing or consulting agreements outside the normal and historical course of business. The $15,000,000 aggregate commitment will be reduced by the $1,300,000 (plus accrued interest at 8% per annum) advanced to I-Link in the first quarter of 2000 by Winter Harbor, interest accruing on any other advances under such commitment, as well as any net cash proceeds received by I-Link in the future from additional financings or technology sales as well as licensing or consulting agreements outside the normal and historical course of business. Any amounts outstanding under the loan will be due and payable no later than April 12, 2001. As part of this agreement, I-Link has agreed to use its best effort to consummate as soon as possible one or more additional financings, technology sales or licensing or consulting agreements and to repay amounts outstanding under the loan with any net cash proceeds received by it from any such transaction. The loan from Winter Harbor will bear interest at 12.5% per annum, be secured by substantially all of the assets of I-Link and may be converted into common stock of I-Link, at the option of Winter Harbor, at a fixed conversion price of $8.625 per share. If I-Link has not terminated the commitment and repaid all amounts outstanding thereunder by May 15, 2000, it will issue to Winter Harbor up to 750,000 warrants to purchase I-Link common stock, with the actual number of warrants issued to be equal to the product of 750,000 times a fraction, the numerator of which equals the sum of the outstanding commitment and unpaid balance under the loan on such date and the denominator of which is 15,000,000. The warrants will be exercisable at a fixed strike price of $8.625 per share and expire in five years.
     - On February 25, 2000, the Company obtained leasing arrangements for certain network equipment up to $5,000,000 dollars.
     - The due date of the Company's existing obligation to Winter Harbor in the amount of $7,768,000 and accrued interest $1,345,801 as of December 31, 1999, which was due April 15, 2000, was extended to April 15, 2001.

     While the Company believes that the aforementioned sources of funds will be sufficient to fund operations in 2000, the Company anticipates that additional funds will be necessary from public or private financing markets to successfully integrate and finance the planned expansion of the business communications services, product development and manufacturing, and to discharge the financial obligations of the Company. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. There can be no assurance that such financing will be available, that the Company will receive any additional proceeds from the exercise of outstanding options and warrants or that the Company will not be required to arrange for additional debt, equity or other type of financing.

OTHER ITEMS

     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current financial condition or results of operations.

IMPACT OF YEAR 2000

     I-Link's Year 2000 ("Y2K") program is designed to minimize the possibility of serious Y2K interruptions. Possible worst case scenarios include the interruption of significant parts of I-Link's business as a result of critical telecommunication networks and/or information systems failure. Any such interruption may have a material adverse impact on future results. In as much as the Company has not suffered any significant Y2K disruption as of this date, the Company does not believe its non-IT or IT systems were or will be significantly affected by Y2K.

     Much of the remediation efforts involved readily available, simple upgrades to hardware and software components, or relatively minor changes to the Company's in-house developed systems. Total cost of all remediation was approximately $100,000. Use of the Company's internal resources did not significantly delay any other systems development efforts.

     The Company believes that reliance on other telecommunications providers represent the Company's greatest Y2K exposure and is the primary third-party relationship that is critical to the Company's on-going operations. While the Company has its own communications network to carry much of its traffic, the Company's network is dependent upon significant third-party carriers (such as Sprint) and all local exchange carriers (LECs), such as U.S. West and PacBell. These entities originate and terminate local and long-distance caller traffic which accesses the Company's communications network or services areas not covered by I-Link's network. I-Link's carriers appear to have been Y2K compliant such that I-Link did not suffer any business interruptions on January 1, 2000. However, should any of I-Link's carriers suffer any interruptions related to Y2K subsequent to January 1, 2000, the Company would not be able to deliver its services which would have a substantial negative impact on the Company and its results of operations, liquidity, and financial position.

ITEM 8. FINANCIAL STATEMENTS.

     See Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                NAME                         AGE                                     TITLE
------------------------------------        ------         ------------------------------------------------------------
John W. Edwards.....................          45           Chairman of the Board and Chief Executive Officer

Dror Nahumi...........................        37           President

David E. Hardy......................          47           Secretary and General Counsel

John M. Ames........................          40           Chief Operating Officer and  acting Chief Financial Officer

Mark S. Hewitt......................          47           Vice President of Business Development

Alex Radulovic......................          30           Chief Technology Officer

Henry Y.L. Toh.......................         42           Director

Thomas A. Keenan...................           35           Director

David R. Bradford ..................          49           Director

Joseph A. Cohen.....................          52           Director

---------


     As of April 1, 2000, the Board of Directors has four members. The Company's Articles of Incorporation provide that the Board of Directors is divided into three classes and that each director shall serve a term of three years. The term of office of Mr. Keenan, the sole Class I Director, will expire at the annual meeting of shareholders in 2002. The term of office of Mr. Toh, the Class II Director, will expire at the 2000 annual meeting of shareholders, and the term of office of Mr. Edwards and Mr. Bradford, the Class III Directors, will expire at the annual meeting of shareholders in 2001. Mr. Keenan serves as the designee of Winter Harbor, and Winter Harbor has the right to designate one additional member of the Board of Directors pursuant to the Company's financing arrangements with Winter Harbor. Under terms of the agreement between the Company and Big Planet, Inc., Big Planet has the right to designate one board member; however, that member has not yet been designated by Big Planet.

     Biographical information with respect to the present executive officers, directors, and key employees of the Company are set forth below. There are no family relationships between any present executive officers and directors except that John W. Edwards and Robert W. Edwards, the Company's Vice President of Network Operations, are brothers.

     JOHN W. EDWARDS, Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Edwards was selected to fill a vacancy on the Board of Directors as a Class III director in June 1996. He was elected Chairman of the Board in August 1997. Mr. Edwards serves as the Chief Executive Officer of I-Link and, from September 30, 1996 through December 1999, served as the President and Chief

Executive Officer of the Company. Mr. Edwards served as President and a director of Coresoft, Inc., a software company developing object-oriented computer solutions for small businesses from September 1995 to April 1996. During the period August 1988 through July 1995, Mr. Edwards served in a number of executive positions with Novell, Inc., a software company providing networking software, including Executive Vice President of Strategic Marketing, Executive Vice President of the Appware and Desktop Systems Groups and Vice President of Marketing of the NetWare Systems Group. Mr. Edwards was involved in the development of the NetWare 386 product line. Until May 1996, he was a visiting faculty member at the Marriott School of Management at Brigham Young University. Mr. Edwards received a B.S. degree in Computer Science from Brigham Young University. Mr. Edwards was re-elected to the Board of Directors as a Class III Director at the 1997 Annual Meeting.

     DROR NAHUMI, President of the Company. Mr. Nahumi was appointed President of the Company in December 1999. Mr. Nahumi was President of MiBridge Inc., a communications software company, when the Company acquired MiBridge in June 1997. Mr. Nahumi served as Senior VP of Engineering for the Company from June 1997 until his appointment as President. Prior to founding MiBridge, Mr. Nahumi was working for AT&T Bell Labs, where he represented AT&T in voice, data and cellular standards competitions. The speech-coding algorithm Mr. Nahumi designed for the cellular standard was chosen for deployment in the CDMA cellular network in North America. Mr. Nahumi was also a senior telecommunications engineer for ECI Telecom and other telecom R&D centers in Israel.

     DAVID E. HARDY, Sr. VP, Secretary and General Counsel of the Company. Mr. Hardy has served as General Counsel to the Company since October 1996, and was appointed Secretary of the Company in December 1996. In November 1999, Mr. Hardy became an employee of I-Link and in January 2000 was named Sr. VP. He is a founding partner of the law firm of Hardy & Allen, in Salt Lake City. From February 1993 to April 1995, Mr. Hardy served as Senior Vice President and General Counsel of Megahertz Corporation, a publicly held manufacturer of data communication products. Prior to his association with Megahertz Corporation, Mr. Hardy was a senior partner of the law firm of Allen, Hardy, Rasmussen & Christensen that was founded in 1982. Mr. Hardy holds a Bachelor of Arts degree from the University of Utah and a Juris Doctor degree from the University of Utah School of Law.

     JOHN M. AMES, CPA, Sr. VP, Chief Operating Officer and acting Chief Financial Officer. Mr. Ames joined I-Link as Vice President of Operations in September of 1998 and in August 1999, was promoted to SR. VP, Chief Operating Officer and acting Chief Financial Officer. Between April 1997 and August 1998, Mr. Ames organized, developed and sold Time Key L.C., a company specializing in Time and Labor Management software and consulting. From June 1996 until April 1997, he was the Vice President and Chief Financial Officer of Neurex (now Elan Pharmaceutical), a Menlo Park, California based public biotech company. From August 1993 until June 1996, Mr. Ames managed various information services, finance and cost accounting, strategic partnering, international tax, risk management and human resource functions as the Director of Corporate Services at TheraTech (now Watson Pharmaceutical), a public California bay area based pharmaceutical company. From April 1992 through August 1993, he was responsible for overseeing U.S. sites information services activities as the Corporate Director of Information Services with Otsuka Pharmaceutical, a large privately owned Japanese conglomerate. Prior to joining Otsuka, Mr. Ames spent over eight years with KPMG Peat Marwick as an auditor and consultant in the High Technology practice. He is a graduate from Brigham Young University with both a Bachelors and Masters (MAcc) degree in accounting with emphasis in accounting information systems and management consulting.

     MARK S. HEWITT, VICE PRESIDENT OF BUSINESS DEVELOPMENT. Mr. Hewitt joined I-Link in March 1999. Mr. Hewitt directs I-Link's strategic business and product development. Mr. Hewitt has 24 years experience in developing technologies and strategies for the telecommunications industry. Prior to joining I-Link, Mr. Hewitt was Senior Director of Engineering and Product Development with Frontier Communications. He has also served as a council member and chairman of the public utility board in Fairbanks, Alaska.

     ALEX RADULOVIC, VICE PRESIDENT OF TECHNOLOGY. Mr. Radulovic has considerable Internet and telecommunications development experience. Previously, he was a consultant to IBM for a wide range of

AIX Communications projects and was also a development engineer for Novell's NetWare 386-network operating system. Mr. Radulovic is a co-developer of I-Link's patent-pending technology.

     HENRY Y.L. TOH, Director of the Company. The Board of Directors elected Mr. Toh as a Class II Director and as Vice Chairman of the Board of Directors in March 1992. Mr. Toh was elected President of the Company in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. He was appointed Assistant Secretary of the Company in May 1997. Mr. Toh is a Director of Four M. Mr. Toh served as a senior tax manager in international taxation and mergers and acquisitions with KPMG Peat Marwick from March 1980 to February 17, 1992. He is a graduate of Rice University.

     THOMAS A. KEENAN, Director of the Company. Mr. Keenan was appointed to serve as a Class I Director on September 1, 1998. Mr. Keenan was elected to fill this board seat pursuant to the right of Winter Harbor to designate up to two board members under the Stockholder Agreement dated September 30, 1997 between Winter Harbor and I-Link. Mr. Keenan is the principal of Wolfeboro Holdings, an investment fund based in Wellesley, Massachusetts. Mr. Keenan received a Juris Doctor degree from the University of Michigan Law School, and from September 1994 to August 1996 was employed by McKinsey & Company, an international management-consulting firm

     DAVID R. BRADFORD, Director of the Company. The Board of Directors elected Mr. Bradford as a Class III Director in January 1999. Mr. Bradford is senior vice-president and general counsel for Novell, Inc. Prior to joining Novell, Inc., he served as western region legal counsel for Prime Computer and spent several years as an associate attorney for Irsfeld, Irsfeld and Younger and as the general manager for Businessland in Los Angeles. Mr. Bradford is past chairman of the board of the Business Software Alliance, the leading business software trade association representing Microsoft, Novell, Adobe and Autodesk, among others. Mr. Bradford also serves on the board of directors of Pervasive Software, Altius Heath, Found.com, SportsNuts.com and Utah Valley State College. Mr. Bradford received his law degree from Brigham Young University and a master's degree in business administration from Pepperdine University.

     JOSEPH A. COHEN, Director of the Company. Mr. Cohen was appointed a Class II Director of the Company in September 1996 as the designee of Commonwealth Associates. He is President of Leslie Group, Inc., a diversified company with holdings primarily in the music, film, home video and other entertainment-oriented businesses. He is also a Founder and President of Leslie/Linton Entertainment Inc., a merchant banking company that provides investment funds and assists in raising capital and debt for companies. Mr. Cohen also serves as President of Pickwick Communications, Inc., an independent music publishing company. From 1977 to 1986, Mr. Cohen served as Executive Vice President of the National Association of Recording Merchandisers, Inc. and Founder and Executive Vice President of Video Software Dealers Association, Inc., trade associations representing all segments of the recorded music and home video industries, respectively. Mr. Cohen resigned as of April 1, 2000 for personal reasons.

     Each officer of the Company is chosen by the Board of Directors and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she shall resign or be removed as provided by the Bylaws.

     Mr. Bradford, Mr. Keenan and Mr. Cohen are non-employee independent directors of the Company as of December 31, 1999

     There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Committees of the Board of Directors were as follows prior to the resignation of Joseph A. Cohen on April 1, 2000. The effect of his resignation on committee assignments has not yet been determined.

     AUDIT COMMITTEE. The Company's audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of the Company's independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies and internal accounting controls, and procedures for preparation of financial statements. Its membership is currently comprised of Joseph A. Cohen (chairman), David R. Bradford and Thomas A. Keenan. The Audit Committee held three meetings during the last fiscal year.

     COMPENSATION COMMITTEE. The Company's compensation committee (the "Compensation Committee") approves the compensation for executive employees of the Company. Its membership is currently comprised of David R. Bradford (chairman), Joseph Cohen and Thomas A. Keenan. The Compensation Committee held six meetings during the last fiscal year.

     FINANCE COMMITTEE. The Company's finance committee (the "Finance Committee") is responsible for reviewing and evaluating financing, strategic business development and acquisition opportunities. Its membership is currently comprised of Thomas A. Keenan (chairman), Joseph A. Cohen and John Edwards. The Finance Committee held twelve meetings during the last fiscal year.

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

     Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 1999, except that one report was filed late by the following persons, due in part to a filing error by the Company: Henry Toh, Joseph Cohen, David Bradford, John Edwards, Thomas Keenan.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three years by each person serving as the Company's Chief Executive Officer during the last year and the Company's five most highly compensated executive officers serving as such at the end of the year ended December 31, 1999, whose compensation was in excess of $100,000.

                                                                      LONG-TERM COMPENSATION
                                                                 ---------------------------------

                                 ANNUAL COMPENSATION                    AWARDS           PAYOUTS
                       ----------------------------------------  ----------------------  ---------

                                                                             SECURITIES
                                                     OTHER       RESTRICTED  UNDERLYING
        NAME AND                                    ANNUAL         STOCK     OPTIONS/      LTIP       ALL OTHER
   PRINCIPAL POSITION  YEAR  SALARY($) BONUS($)  COMPENSATION($) AWARDS($)    SARS(#)    PAYOUTS($) COMPENSATION($)
   ------------------- ----- --------- --------- --------------  ----------  ----------  ---------  ---------------
   John W. Edwards     1999   201,115(1)  -            -             -            30,000    -            N/A
   CEO                 1998   133,333(1)  -            -             -            30,000    -            N/A
                       1997    98,292(1)  -            -             -           520,000    -            N/A

   Dror Nahumi         1999   142,972(2)  -            -             -           250,000    -            N/A
   President           1998    98,887(2)  -            -             -                 -    -            N/A
                       1997    80,000(2)  -            -             -                 -    -            N/A

   David E. Hardy      1999   146,332(5)  -            -             -                 -    -            N/A
   Secretary and       1998   132,000(5)  -            -             -                 -    -            N/A
   General Counsel     1997   132,000(5)  -            -             -           550,000    -            N/A

   John M. Ames        1999   128,462(4)  -            -             -                 -    -            N/A
   COO and CFO         1998    37,369(4)  -            -             -           350,000    -            N/A

   Alex Radulovic      1999   164,734(5)
   VP of               1998   105,218(5)  -            -             -           500,000    -            N/A
   Technology          1997    94,123(5)


   Mark S. Hewitt      1999   162,029(6)  -            -             -           250,000    -            N/A
   VP of Business
   Development


(1) Mr. Edwards began his employment with I-Link in April 1996 and was appointed President and CEO as of September 30, 1996; Mr. Edwards' annual salary was $96,000 in 1997 until August, when it was increased to an annual salary of $150,000. In November 1997 Mr. Edwards voluntarily reduced his annual salary to $35,000, for the balance of 1997 and until the Company's financial restraints are reduced. See "-- Employment Agreements." Mr. Edwards was paid at an annual rate of $125,000 commencing January 1, 1998. Mr. Edward's salary was increased to $200,000 effective May 1997, however the salary increase accrued but was not paid from May 1997 to April 1999 when the Company began to pay his salary at the rate of $225,000 The deferred salary will not be paid until the Company has generated sufficient cash resources to enable the increase to be paid without creating an undue burden on the Company's cash resources. Accordingly as of December 31, 1999, the accrued but unpaid salary to Mr. Edwards was $141,875. In the first quarter of 2000, $70,938 of the deferred salary was paid to Mr. Edwards.
(2) Mr. Nahumi began his employment with I-Link in June 1997 when the Company acquired MiBridge of which Mr. Nahumi was the President. Mr. Nahumi was appointed president of I-Link in December 1999. Mr. Nahumi's annual salary during 1997 was $80,000; 1998 was $100,000; 1999 was $110,000 which salary was then increased to $200,000 per year when Mr. Nahumi was appointed President. See "-- Employment Agreements."
(3) Mr. Hardy became an employee of I-Link on November 1, 1999. Commencing October 1996 and continuing, Mr. Hardy serves as Secretary and General Counsel to the Company. Mr. Hardy's annual consulting fee during the first four months of 1997 was $125,000. Mr. Hardy's consulting fee was increased to $175,000 per year effective May 1997, however the salary increase was deferred until September 1999, when the Company began to pay his salary at the rate of $175,000. The deferred salary will not be paid until the Company has generated sufficient cash resources to enable the increase to be paid without creating an undue burden on the Company's cash resources. During 1999, Mr. Hardy was paid $23,685 of his deferred salary resulting in accrued but unpaid salary to Mr. Hardy of $74,857 at December 31, 1999. In the first quarter of 2000, $48,709 of the deferred salary was paid to Mr. Hardy.
(4) Mr. Ames began his employment in September 1998; his annual salary during 1998 was $120,000. See "--Employment Agreements." In September 1999, Mr. Ames salary was increased to $165,000 per year.

(5) Mr. Radulovic began his employment with I-Link in February 1996; his annual salary during 1997 was $90,000. Mr. Radulovic's salary was increased to $150,000 effective November 1998 and again to $200,000 in October 1999. See "--Employment Agreements."

(6) Mr. Hewitt began his employment with I-Link in March 1999 at an annual salary of $200,000 per year. See "--Employment Agreements."

OPTION/SAR GRANTS IN LAST FISCAL YEAR (1999)

         The following table sets forth certain information with respect to the options granted during the year ended December 31, 1999, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                         NUMBER OF SECURITIES            PERCENT OF TOTAL        EXERCISE OR
                              UNDERLYING             OPTIONS/SARS GRANTED TO      BASE PRICE     GRANT DATE         EXPIRATION
        NAME           OPTIONS/SARS GRANTED (#)      EMPLOYEES IN FISCAL YEAR     ($/SHARE)        VALUE(2)            DATE
------------------------------------------------------------------------------------------------------------------------------------
John W. Edwards(1)               200,000                        13.4%                  $3.56       $407,965           9/9/09
                                  30,000                         2.0%                   2.44        $41,445           1/4/09

Dror Nahumi                      250,000                        16.7%                   3.00       $427,404           3/1/09

David E. Hardy(1)                      -                         -                      -                 -              -

John M. Ames                           -                         -                      -                 -              -

Mark S. Hewitt                   250,000                        16.7%                   2.50        355,643           3/27/09

Alex  Radulovic                        -                         -                      -                 -              -

--------------------
(1) On December 13, 1998, the Board of Directors authorized the repricing of all outstanding options of Mr. Edwards (options to purchase 1,800,000 shares of common stock) and Mr. Hardy (options to purchase 800,000 shares of common stock) as part of a general repricing of all outstanding options held by current employees, directors and consultants of the Company. The original exercise prices of between $7.00 and $4.88 were reduced to $3.90. Using the Black Scholes option pricing model the incremental fair value of the repriced options over the original options was approximately $351,000 and $151,000 for Mr. Edwards and Mr. Hardy, respectively.
(2)  Determined using the Black Scholes option pricing model.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information with respect to options exercised during 1999 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 1999.

                            SHARES                              NUMBER OF SECURITIES              VALUE OF UNEXERCISED IN THE
                         ACQUIRED ON        VALUE              UNDERLYING UNEXERCISED                MONEY OPTIONS/SARS AT
        NAME             EXERCISE (#)    REALIZED ($)        OPTIONS/SARS AT FY-END (#)                   FY-END ($)(1)
---------------------------------------------------------------------------------------------- -----------------------------------
                                                            EXERCISABLE        UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
                                                         -----------------  ------------------ -----------------  ----------------
John W. Edwards               -               -             1,583,339              446,661           $10,290                 -

Dror Nahumi                   -               -                83,333              166,667                 -                 -

David E. Hardy                -               -               800,000                    -                 -                 -

John  M. Ames                 -               -               283,333               66,667                 -                 -

Alex Radulovic                -               -               333,335              666,665            45,416            63,583

Mark S. Hewitt                                                125,000              125,000            35,125            35,125

-----------------
(1) The calculations of the value of unexercised options are based on the difference between the closing bid price on Nasdaq of the common stock on December 31, 1999, and the exercise price of each option, multiplied by the number of shares covered by the option. Value ascribed to unexercised options at December 31, 1999 was minimal as the exercise price exceeded the closing bid price at December 31, 1999 for the majority of options.

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

     In addition to the above options, Mr. Cohen received options to purchase 64,000 shares of common stock upon his appointment to the Board. On August 29, 1997, Mr. Cohen was also granted 150,000 options to purchase common stock, 50,000 of such options vested upon closing of the Winter Harbor equity investment in October 1997, 50,000 will vest when the Company reaches the break even point, and the balance will vest at such time as the Company has attained $50 million in annual sales. All options expire 10 years from the date of grant.

EMPLOYMENT AGREEMENTS

     On September 9, 1999, I-Link entered into a three-year employment agreement with John W. Edwards, Chief Executive Officer and Director of the Company. Pursuant to the terms of the employment agreement, Mr. Edwards is employed as the Chief Executive Officer and a Director of I-Link, and is required to devote substantially all of his working time to the business and affairs of I-Link. Mr. Edwards is entitled under his employment agreement to receive compensation at the rate of $225,000 per year and is entitled to a profitability bonus at the discretion of the I-Link Board of Directors and to participate in fringe benefits of the Company as are generally provided to executive officers. In addition, Mr. Edwards was granted an option to purchase 200,000 shares of common stock of the Company at an exercise price of $3.56 per share based on the market price at the date of grant. Of such options, 33,340 vested immediately and 16,666 vest and become exercisable on the first calendar day of each quarter beginning October 1, 1999. In the event of termination by I-Link or in the event of a violation of a material provision of the agreement by I-Link which is unremedied for thirty (30) days and after written notice or in the event of a "change in control" (as defined in the agreement), Mr. Edwards is entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the agreement) for the remaining term of the agreement or two years whichever is shorter and all options shall thereupon be fully vested and immediately exercisable. The agreement contains non-competition and confidentiality provisions.

     On January 3, 2000, I Link entered into a three-year agreement with Dror Nahumi, President of the Company. Mr. Nahumi is required to devote substantially all of his working time to the business and affairs of I-Link. Mr. Nahumi is entitled under his employment agreement to receive compensation at the rate of $200,000 per year and is entitled to a profitability bonus at the discretion of the I-Link Board of Directors and to participate in fringe benefits of the Company as are generally provided to executive officers. In addition, Mr. Nahumi was granted an option to purchase 1,000,000 shares of common stock of the Company at an exercise price of $2.75 per share based on the market price at the date of grant. Of such options, 83,333 vested immediately and 83,333 vest and become exercisable on the first calendar day of each quarter beginning October 1, 1999. Mr. Nahumi was also granted an option to purchase 750,000 shares of common stock as performance-vested options. Vesting of 125,000 of the performance options are to occur when the daily closing stock price attains or exceeds each of the following levels for more than 20 consecutive trading days: $10, $12, $14, $16, $18, $20. In the event of a "change in control" (as defined in the agreement), the Company shall not accelerate vesting of the options, except in the event of a change of control pursuant to which the Company's stock is exchanged for the stock of another entity and the options are not rolled-over or otherwise exchanged for similar options of such entity (with like terms and conditions). The agreement contains non-competition and confidentiality provisions.

     On January 3, 2000, I-Link entered into three-year employment agreements with John M. Ames as Senior Vice President, Chief Operating Officer and Acting Chief Financial Officer, David E. Hardy as Senior Vice President and General Counsel, and Alex Radulovic as Vice President Technology. Pursuant to the terms of the employment agreements, each of the three individuals is required to devote substantially all of his working time to the business and affairs of I-Link. Mr. Ames, Hardy and Radulovic are entitled under his employment agreement to receive compensation at the rate of $165,000, $200,000 and $200,000 per year, respectively, and are entitled to a profitability bonus at the discretion of the I-Link Board of Directors and to participate in fringe benefits of the Company as are generally provided to executive officers. In addition, Mr. Ames, Hardy and Radulovic were granted an option to purchase 300,000, 100,000 and 400,000, respectively, shares of common stock of the Company at an exercise price of $2.75 per share based on the market price at the date of grant. Of such options, 25,000, 8,333 and 33,333, respectively, vested immediately and the same amounts vest and become exercisable on the first calendar day of each quarter beginning October 1, 1999. In the event of termination by I-Link or in the event of a violation of a material provision of the agreement by I-Link which is unremedied for thirty (30) days and after written notice or in the event of a "change in control" (as defined in the agreement), all are entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the agreement) for twelve months and all options shall thereupon be fully vested and immediately exercisable. The agreement contains non-competition and confidentiality provisions.

     In March 1999, I-Link entered into a two-year employment agreement with Mark S. Hewitt, Vice President of Business Development. Pursuant to the terms of the employment contract, Mr. Hewitt is required to devote all his time to the business and affairs of the Company except vacations, illness or incapacity. Mr. Hewitt is entitled under his employment agreement to receive compensation at the rate of $200,000 per year and a bonus commensurate with his performance and that of I-Link. In addition, Mr. Hewitt is entitled to options to purchase 250,000 shares of common stock at an exercise price of $2.50 per share based on the market price at the date of grant. Of such options 31,250 vested immediately and the same amount vest and become exercisable on the first calendar day of each quarter beginning April 1, 1999. In the event of termination by I-Link without cause, Mr. Hewitt is entitled to receive, as severance pay, a lump sum equal to his monthly compensation for twelve months and all options shall thereupon be fully vested and immediately exercisable. In the event of a "change of control" (as defined in the agreement) all of Mr. Hewitt's then unvested options shall vest. The agreement contains non-competition and confidentiality provisions.


CONSULTING AGREEMENTS

     In September 1996, Joseph A. Cohen, a director, and the Company entered into a consulting agreement in the amount of $4,000 per month for a 36-month period. Mr. Cohen provided services including business management and financial consulting services. The consulting agreement was terminated effective March 1, 1999 and all unpaid balances ($78,000) were settled by the grant to Mr. Cohen of 100,000 options to purchase the Company's common stock at an exercise price of $3.00 per share and the additional obligation of the Company to pay Mr. Cohen an aggregate of $50,000 in installments beginning at such time as the Company reports positive cash flow of at least $150,000 in a fiscal quarter. All of Mr. Cohen's options expire 10 years from the date of grant.

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

     As of December 31, 1999, options for the purchase of 8,169 shares of common stock at prices ranging from $.875 to $3.875 per share were outstanding. As of December 31, 1999, options to purchase 15,228 shares of common stock have been exercised. In connection with adoption of the 1995 Director Plans (as hereinafter defined) the Board of Directors authorized the termination of future grants of options under the DSOP; however, outstanding options granted under the DSOP will continue to be governed by the terms thereof until exercise or expiration of such options.

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

     The 1995 Director Plan also provides for the grant of Non-Qualified Options on a non-discretionary basis pursuant to the following formula: each member of the Board of Directors then serving shall receive a Non-Qualified Option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Pursuant to such formula, directors received options to purchase 10,000 shares of common stock as of October 17, 1995, options to purchase 10,000 shares of common stock on January 2, 1996, and will receive options to purchase 10,000 shares of common stock on the first business day of each January. The number of shares granted to each Board member was increased to 20,000 in 1998. In addition, the Board member will receive 5,000 options for each committee membership. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 190,000 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 1999, options exercisable to purchase 170,000 shares of common stock at prices ranging from $1.00 to $1.25 per share are outstanding under the 1995 Director Plan. As of December 31, 1999, options to purchase 60,000 shares have been exercised under the 1995 Director Plan.

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

     The 1995 Employee Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. The Company has 400,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 1999, options to purchase 280,333 shares of common stock with exercise prices of $1.125 to $3.90 per share have been granted under the 1995 Employee Plan. As of December 31, 1999, 25,000 options have been exercised under the 1995 Employee Plan.

1997 RECRUITMENT STOCK OPTION PLAN

     In October 1997, the stockholders of the Company approved adoption of the Company's 1997 Recruitment Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and SAR's (the "1997 Plan").

     The 1997 Plan provides for automatic and discretionary grants of stock options, which qualify as incentive stock options (the "Incentive Options") under Section 422 of the Code, as well as options which do not so qualify (the "Non-Qualified Options"). In addition, stock appreciation rights (the "SARs") may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options. No SARs have been granted to date.

     The 1997 Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs to purchase up to 4,400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company's Board of Directors; however, in all instances the exercise price is never less than the fair market value of the Company's common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1997 Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1997 Plan for the grant of additional options or rights. The shares of common stock subject to the 1997 Plan may be made available from either authorized but unissued shares, treasury shares, or both. As of December 31, 1999, options to purchase 2,916,876 shares of common stock, with exercise prices of $2.125 to $4.91 per share have been granted under the 1997 Plan. As of December 31, 1999, no options have been exercised under the 1997 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows, as of April 10, 2000, all directors, executive officers, and, to the best of the Company's knowledge, all other parties the Company knows to be beneficial owners of more than 5% of the common stock, or beneficial owners of a sufficient number of shares of Series C preferred stock, Series F redeemable preferred stock, Series M redeemable preferred stock or Series N preferred stock to be converted into at least 5% of the common stock. As of April 10, 2000, there were issued and outstanding the following:
26,727,108 shares of common stock, 16,686 shares of Series C preferred stock, 4,400 shares of Series M Redeemable preferred stock and 15,284 shares of Series N preferred stock.

     NAME AND ADDRESS OF                                 NUMBER OF SHARES           % OF COMMON STOCK
    BENEFICIAL OWNER (1)          TITLE OF CLASS        BENEFICIALLY OWNED        BENEFICIALLY OWNED(2)
------------------------------ ---------------------- -----------------------  ----------------------------
John M. Ames                       Common Stock               359,333(3)                  1.3%

David R. Bradford                  Common Stock                70,000(5)                    *

Joseph A. Cohen                    Common Stock               533,500(4)                  2.0%
                                Series C Preferred              3,000
                                       Stock

John W. Edwards                    Common Stock             1,675,838(5)                  5.9%

David E. Hardy                     Common Stock             1,035,866(5)                  3.7%

Mark S. Hewitt                     Common Stock               187,500(5)                    *

Thomas A. Keenan                   Common Stock               220,246(6)                    *
                                Series N Preferred                142
                                       Stock

Dror Nahumi                        Common Stock             1,238,458(7)                  4.6%

Alex Radulovic                     Common Stock               623,519(8)                  2.3%

Henry Y.L. Toh                     Common Stock               253,501(9)                    *

Winter Harbor, L.L.C.              Common Stock            51,372,548(10)                 65.8%
c/o First Media, L.P.           Series M Redeemable             4,400
11400 Skipwith Lane               Preferred Stock
Potomac, MD 20854               Series N Preferred             14,404
                                       Stock

All Executive Officers and         Common Stock             6,197,781(11)
Directors as a Group (10        Series C Preferred              3,000                     19.4%
people)                                Stock                      142
                                Series N Preferred
                                       Stock

----------------

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

3 Includes 1,000 shares of common stock and 358,333 shares of common stock issuable pursuant to options.

4 Includes 461,500 shares of common stock issuable pursuant to options and 72,000 shares of common stock issuable to the Leslie Group, Inc. upon conversion of 3,000 shares of Series C preferred stock held of record by Leslie Group, Inc., of which Mr. Cohen is President.

5 Represents shares of common stock issuable pursuant to options and warrants.

6 Includes 99,167 shares of common stock subject to options, 51,079 shares of common stock issuable upon conversion of 142 shares of Series N preferred stock and 70,000 shares of common stock held of record by members of Mr. Keenan's immediate family. Mr. Keenan serves on the Board of Directors as the designee of Winter Harbor. Mr. Keenan's wife is the beneficiary of a trust which owns non-voting stock in the corporate general partner of First Media, L.P., the parent of Winter Harbor. For further information about Winter Harbor, see "Transactions with Winter Harbor, L.L.C.; Series M and N preferred stock." Neither Mr. Keenan nor his wife has dispositive power or voting control over the securities of I-Link held by Winter Harbor; Mr. Keenan disclaims beneficial ownership of the securities held by Winter Harbor. See also footnote 10 below.

7 Represent 500,000 shares of common stock subject to options and 738,458 shares of common stock owned.

8 Represent 516,669 shares of common stock subject to options and 106,850 shares of common stock owned.

9 Represents shares of common stock issuable pursuant to options. Does not include shares held of record by Four M International, Ltd., of which Mr. Toh is a director. Mr. Toh disclaims any beneficial ownership of such shares.

10 Includes 7,593,360 shares of common stock issuable upon conversion of Series M Redeemable preferred stock, 5,181,295 shares of common stock issuable upon conversion of Series N Convertible preferred stock, 5,057,893 shares of common stock issuable upon conversion of Series M redeemable preferred stock which may be issued on conversion of promissory notes held by the named stockholder, and 28,540,000 shares of common stock issuable upon exercise of warrants. In addition, I-Link includes herein 5,000,000 shares of common stock issuable upon exercise of warrants which the named stockholder will be entitled to receive should it convert its promissory notes to common stock. Winter Harbor is owned by First Media, L.P., a private media and communications company that is a private investment principally of Richard E. Marriott and his family. I-Link's general counsel, David E. Hardy, is a brother of Ralph W. Hardy, Jr. who is general counsel and a minority equity holder in Winter Harbor. David E. Hardy has no ownership in or association with Winter Harbor. Thomas A. Keenan's wife has an interest in First Media, L.P. (see footnote 6 above).

11 Represents 916,308 shares of common stock issued, 5,158,394 shares of common stock which may be obtained pursuant to options and warrants exercisable within 60 days of the date hereof, 51,079 shares of common stock into which 142 share of Series N preferred stock are convertible and 72,000 shares of common stock into which 3,000 shares of Series C preferred stock are convertible.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's management was informed that Winter Harbor had purchased an ownership interest in Tenfold Corporation, a consulting company that the Company contracted with to develop a new internal information system. In March 1999, Winter Harbor, LLC transferred ownership of the investment to First Media TF Holdings, LLC, an affiliate of Winter Harbor, LLC. First Media TF Holdings, LLC beneficially owns 10.6% of Tenfold's common stock. The Company's referral to Tenfold did not come through Winter Harbor, and Winter Harbor played no part in the negotiation of such consulting arrangement. In the first quarter of 1999, the Company's management and its Board of Directors concluded that the new system would not significantly enhance the Company's existing billing and information systems or meet its ultimate needs and accordingly did not justify paying additional contracted expenses of approximately $1,000,000. Accordingly the Company recorded a write-down on the in-process system development of $1,847,288.

     See Item 11 hereof for descriptions of the terms of employment and consulting agreements between the Company and certain officers, directors and other related parties.

TRANSACTIONS WITH WINTER HARBOR, L.L.C.; SERIES M AND N PREFERRED STOCK

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

     The Company and Winter Harbor executed a Sales Purchase Agreement, dated as of September 30, 1997, and closed on October 10, 1997, pursuant to which Winter Harbor invested $12,100,000 in a new series of the Company's convertible preferred stock (the "Series M redeemable preferred stock"). Winter Harbor purchased approximately 2,545 shares of Series M redeemable preferred stock (convertible into 2,545,000 shares of common stock) for aggregate cash consideration of approximately $7,000,000 (equivalent to $2.75 per share of common stock). The agreement with Winter Harbor provided for purchase of approximately 1,855 additional shares of Series M redeemable preferred stock (convertible into 1,855,000 shares of common stock). Such additional shares of Series M redeemable preferred stock were paid for by exchanging the $5,000,000 outstanding principal balance plus approximately $100,000 accrued interest due under the Note. As additional consideration for its equity financing commitments, Winter Harbor was issued additional warrants by the Company to acquire (a) 2,500,000 shares of common stock at an exercise price of $2.75 per share (the "Series A Warrants"), (b) 2,500,000 shares of common stock at an exercise price of $4.00 per share (the "Series B Warrants") and (c) 5,000,000 shares of common stock at an exercise price of $4.69 per share (the "Series C Warrants"). The respective exercise prices for the Series A Warrants, the Series B Warrants and the Series C Warrants (collectively, the "Investment Warrants"), shall be subject to adjustment. The Series A Warrants will be exercisable at any time for thirty months from the date of issuance, and the Series B Warrants and Series C Warrants will be exercisable at any time for sixty months from the date of issuance. All of the Investment Warrants (i) have demand registration rights and anti-dilution rights and (ii) contain cashless exercise provisions.

     The Series M redeemable preferred stock is entitled to receive cumulative dividends in the amount of 10% per annum before any other Series of preferred or common stock receives any dividends. Thereafter, the Series M redeemable preferred stock will participate with the common stock in the issuance of any dividends on a per share basis. Moreover, the Series M redeemable preferred stock will have the right to veto the payment of dividends on any other class of stock, except for cumulative dividends which accrue pursuant to the terms of the Series C preferred stock outstanding prior to the Winter Harbor investment. The Series M redeemable preferred stock is convertible at any time prior to the fifth anniversary of its issuance, at the sole option of Winter Harbor, into shares of common stock on a one thousand-for-one basis; provided, however, that the Series M redeemable preferred stock shall be automatically converted to common stock on the fifth anniversary of its issuance at no cost to Winter Harbor. The conversion price shall be, in the case of discretionary conversion, $2.75 (subsequently reset to $2.033) per share of common stock, or, in the case of automatic conversion, the lesser of $2.033 per share or 50% of the average closing bid price of the common stock for the ten trading days immediately preceding the fifth anniversary of issuance. The basis for discretionary conversion, or the conversion price for automatic conversion, shall be adjusted upon the occurrence of certain events, including without limitation, issuance of stock dividends, recapitalization of the Company, or the issuance of stock by the

Company at less than the fair market value thereof.

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

     During 1998, the Company obtained an aggregate of $7.768 million in new interim debt financing from Winter Harbor, L.L.C. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 6,740,000 warrants to purchase common stock of the Company at exercise prices ranging from $5.50 to $7.22 based upon 110% of the closing price of the common stock on the day loan funds were advanced. The warrants have exercise periods of 7.5 years from issuance. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. Pursuant to the terms of the loan agreement with Winter Harbor, the initial borrowings of $5,768,000 were payable upon demand by Winter Harbor no earlier than May 15, 1998, and were collateralized by essentially all of the assets of the Company's subsidiaries. As the loan was not repaid by May 15, 1998, the total loan, including additional borrowings of $2,000,000 obtained in the second quarter, continues on a demand basis with interest accruing at prime plus four percent. On April 15, 1999, Winter Harbor agreed that it would not demand payment under the notes prior to April 15, 2000 and in April 2000 agreed to extend the due date of the principal and accrued interest to April 15, 2001. Additionally, Winter Harbor has the right at any time until the loan is repaid to elect to exchange the unpaid balance of the loan into additional shares of the Company's Series M redeemable preferred stock and receive an additional 5,000,000 warrants to purchase common stock of the Company at an exercise price of $2.033 per share.

     During 1998, the Company recorded $7,274,000 as a discount against the new $7,768,000 debt representing the relative fair value attributed to the new warrants, the change of the exercise period on prior warrants and the equity instruments associated with the assumed conversion of the debt into equity. The debt discount was amortized over the original terms of the respective borrowings.

     The exercise prices of the above warrants issued or issuable to Winter Harbor varied at the time of their respective issuance, however, all are subject to adjustment downward to equal the market price of common stock in the event the common stock market price is below the original exercise price at the time of exercise, subject to an exercise price lower limit of the lesser of the original exercise price or $2.75 per share. The exercise price of all Winter Harbor warrants has been reset to $2.033 as of December 31, 1999 and continue to be subject to downward adjustment per the agreement.

     On January 15, 1999, I-Link formalized an agreement with Winter Harbor for additional financing. The financing arrangement consists of an $8,000,000 bridge loan facility and a $3,000,000 standby letter of credit to secure additional capital leases of equipment and telephone lines relative to the expansion of the Company's telecommunications network. As of December 31, 1999, the Company had borrowed the full amount available on the Bridge Loan and lease facility. The bridge loan and accrued interest were exchanged for Series N preferred stock in July 1999.

     As additional consideration for making the loan, the Company granted warrants to purchase common stock to Winter Harbor. Initially, Winter Harbor receives one warrant for every $10 borrowed from Winter Harbor including the standby letter of credit. The warrants have a 7.5 year exercise period with an exercise price of the lower of (a) $2.78 (reset to $2.033 as of December 31, 1999), (b) the average trading price for any 20 day period subsequent to the issuance of the warrants, (c) the price at which new shares of common stock or common stock equivalents are issued, or (d) the exercise price of any new options, warrants, preferred stock or other convertible security. The exercise price is subject to a $1.25 floor. On April 14, 1999, the shareholders voted to approve a plan of financing which includes issuing 10 warrants for each $10 borrowed under the Bridge Loan and standby letter of credit. The Company did not repay the loan before April 26, 1999 and granted Winter Harbor warrants to purchase 11,000,000 shares of common stock.

     During 1999 and 1998, the Company recorded $2,956,283 and $1,032,634, respectively, as a discount against the $8.0 million Bridge Loan representing the relative fair value attributed to the bridge loan warrants and line of credit. The debt discount was amortized over the term of the Bridge Loan, or leases as applicable. During 1999 and 1998, $3,360,771 and $128,059, respectively, of debt discount was amortized.

     On April 15, 1999, the Company entered into a financing agreement with Winter Harbor. Winter Harbor loaned the Company up to $4 million under a note due September 30, 1999. In July 1999 this loan and accrued interest was exchanged for Series N preferred stock as discussed below.

     On July 23, 1999 the Company completed its offering of 20,000 shares of Series N preferred stock. The offering was fully subscribed through cash subscriptions and the Company exercising its right to exchange notes payable to Winter Harbor of $8.0 million and $4.0 million plus accrued interest. In total the Company exchanged $12,718,914 in debt and accrued interest. Winter Harbor purchased 14,404 (in cash and exchange of debt and interest) of the 20,000 shares of Series N stock. The Series N conversion price was initially set at $2.78, but may be reset to the lowest of: (1) 110% of the average trading price for any 20 day period following the date that Series N preferred stock is first issued; (2) the price at which any new common stock or common stock equivalent is issued; (3) the price at which common stock is issued upon the exercise or conversion of any new options, warrants, preferred stock or other convertible security; (4) the conversion price of any Series F preferred stock converted after the date that Series N preferred stock is first issued; and (5) a conversion price floor of $1.25.

     On April 13, 2000, Winter Harbor, LLC, agreed to provide I-Link with a line of credit to meet its minimum financing needs of up to an aggregate amount of $15,000,000. This commitment expires on the earlier of April 12, 2001 or the date I-Link has received net cash proceeds of not less than $15,000,000 pursuant to one or more additional financings or technology sales as well as licensing or consulting agreements outside the normal and historical course of business. The $15,000,000 aggregate commitment will be reduced by the $1,300,000 (plus interest at 8% per annum) advanced to I-Link in the first quarter of 2000 by Winter Harbor, interest accruing on any other advances under such commitment, as well as any net cash proceeds received by I-Link in the future from additional financings or technology sales as well as licensing or consulting agreements outside the normal and historical course of business. Any amounts outstanding under the loan will be due and payable no later than April 12, 2001 (see- "Current Position/Future Requirements').

MIBRIDGE ACQUISITION; SERIES D PREFERRED STOCK

     On August 12, 1997 the Company entered into an agreement with MiBridge, Inc., a New Jersey corporation ("MiBridge") and Mr. Dror Nahumi, the principal shareholder of MiBridge, pursuant to which the Company acquired all of the issued and outstanding stock of MiBridge (the "MiBridge Acquisition"). The MiBridge Acquisition subsequently closed on September 2, 1997. MiBridge is the owner of patent-pending audio-conferencing technology and is a leader in creating speech-encoding and compression algorithms designed to produce superior audio quality and lower delay over low-band networks. The Company agreed to pay the stockholders of MiBridge (the "MiBridge Stockholders") consideration consisting of (i) an aggregate $2,000,000 in cash, payable in quarterly installments over two years, and (ii) an aggregate 1,000 shares of a series of the Company's convertible preferred stock (the "Series D preferred stock"). The 1,000 shares of Series D preferred stock are convertible at the option of the MiBridge Stockholders, at any time during the nine months following the closing of the MiBridge Acquisition, into such number of shares of common stock as shall equal the sum of $6,250,000 divided by $9.25 (the "Series D Conversion Price"), which price was the closing bid price of the Company's common stock on June 5, 1997 (the date that the first letter agreement relating to the transaction was executed) or the average closing bid price for the five trading days immediately preceding the date the Company receives notice of conversion whichever is lower. As of December 31, 1999, all shares of the Series D preferred stock had been converted into common stock and all amounts payable in cash had been paid.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

          1.   Financial Statements:

               Report of Independent Accountants
               Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
               Consolidated Statement of Changes in Stockholders' Equity for
                  the years ended December 31, 1999, 1998 and 1997
               Consolidated Statements of Cash Flows for the years
                 ended December 31, 1999, 1998 and 1997
               Notes to Consolidated Financial Statements

          2.   Financial Statement Schedule:

               Report of Independent Accountants
               Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

     (b) The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

     (c)  The following exhibits are filed as part of this Registration
          Statement:

NUMBER          TITLE OF EXHIBIT
------          ----------------
2.2(2)          Stock Purchase Agreement, dated February 13, 1996, by and among
                Medcross, Inc, I-Link, Ltd., and GNet Enterprises, Inc.
2.3(6)          Share Exchange Agreement for the Acquisition of Family
                Telecommunications  Incorporated by Medcross, Inc., effective as of January 1, 1997.
3.1(5)          Amended and Restated Articles of Incorporation of the Company,
                as further amended.
3.2(16)         Bylaws of the Company, as amended.
3.3(3)          Articles of Incorporation of I-Link Worldwide Inc.
3.4(3)          Bylaws of I-Link Worldwide Inc.
3.5(7)          Articles of Incorporation of Family Telecommunications
                Incorporated and Articles of Amendment to the Articles of
                Incorporation.
3.6(7)          Bylaws of Family Telecommunications Incorporated.
3.7(12)         Articles of Amendment to the Amended and Restated Articles of
                Incorporation of the Company.
3.8(14)         Articles of Amendment to the Company's Amended and Restated
                Articles of Incorporation, establishing the terms of Series F
                Redeemable Preferred Stock
4.4(7)          Placement Agent's Common Stock Warrant Agreement and Certificate.
4.5(7)          Consultant's Common Stock Warrant Agreement and Certificate.
4.7(8)          Option to purchase 160,000 shares of Class A Convertible
                Preferred Stock of Medcross, Inc., granted  by Four M
                International, Ltd. to Commonwealth, dated February 21, 1996.
4.8(12)         Form of Hardy Group Warrant to purchase 175,000 shares of Common Stock.
4.9(11)         Securities Purchase Agreement by and between the Company and Winter
                Harbor, dated as of September 30, 1997.
4.10(17)        Amended and Restated Registration Rights Agreement dated as of
                January 15, 1999 by and between the Company and Winter Harbor, amending Registration Rights Agreement dated October 10, 1997.
4.11(11)        Form of Shareholders Agreement by and among the Company and Winter
                Harbor and certain holders of the Company's securities, which constitutes Exhibit D to the Purchase Agreement.
4.12(11)        Form of Warrant Agreement by and between Medcross, Inc. and Winter
                Harbor, which constitutes Exhibit F to the Purchase Agreement.
4.13(9)         Warrant Agreement dated as of June 6, 1997, by and between the
                Company and Winter Harbor; and related Warrant Certificate.
4.14(19)        Stock Option Agreement by and between the Company and John Edwards.
10.8(3)*        1995 Director Stock Option and Appreciation Rights Plan.
10.9(3)*        1995 Employee Stock Option and Appreciation Rights Plan.
10.12(5)        Agreement for Terminal Facility Collocation Space, dated June 21, 1996, by and between I-Link Worldwide Inc. and MFS Telecom, Inc..
10.15(7)        Commercial  Lease dated May 21, 1996 between I-Link  Worldwide Inc.
                and Draper Land Partnership II and First Amendment dated July 22, 1996.
10.16(12)       Commercial Lease dated September 11, 1996 between I-Link Worldwide Inc.
                and Draper Land Partnership II.
10.18(7)        Term Lease Master Agreement dated May 19, 1996 by and between IBM Credit
                Corporation and I-Link Worldwide Inc.
10.19(7)*       1997 Recruitment Stock Option Plan.
10.20(7)        Lease Agreement dated July 1, 1996 between Broadway Associates and
                ILC Communications.
10.21(7)        Lease Between Phoenix City Square Partnership and Robert W. Edwards
                and Denise A. Edwards dated March 18, 1996.
10.23(7)        Strategic Member Reseller Agreement between I-Link Worldwide Inc.
                and WealthNet Incorporated dated January 31, 1997.
10.24(7)        Settlement Agreement between WealthNet Incorporated and Family
                Telecommunications Incorporated dated January 29, 1997.
10.25(12)*      Employment Agreement, dated as of September 2, 1997, between
                Medcross, Inc. and Dror



                Nahumi.
10.26(12)       Plan and Agreement of Merger of MiBridge, Inc. with and into
                I-Link Mergerco, Inc., a wholly-owned subsidiary of
                Medcross, Inc., dated as of August 12, 1997, by and among
                Medcross, Inc., I-Link Mergerco, Inc., MiBridge, Inc. and the
                stockholders of MiBridge, Inc.
10.28(14)       Agreement dated April 14, 1998, by and between the Company and
                Winter Harbor.
10.29(14)       Pledge Agreement dated April 14, 1998, by and between the
                Company and Winter Harbor.
10.30(14)       Security Agreement dated April 14, 1998, by and among certain of the Company's subsidiaries and Winter Harbor.
10.31(14)       Form of Promissory Notes issued to Winter Harbor.
10.32(15)       Amended Form of Convertible Preferred Stock Purchase Agreement
                dated June 30, 1998 by and between the Company and JNC
                Opportunity Fund Ltd. ("JNC").
10.33(14)       Registration Rights Agreement dated June 30, 1998 by and between the Company and JNC.
10.34(14)       Warrant to purchase 250,000 shares of Common Stock of the
                Company, dated June 30, 1998, issued to JNC.
10.35(14)       Exchange Agreement dated July 28, 1998 by and between the
                Company and JNC.
10.36(14)       Warrant to purchase 100,000 shares of Common Stock of the
                Company, dated July 28, 1998, issued to JNC.
10.37(18)*      Employment Agreement dated August 28, 1998, between the Company and John Ames.
10.38(17)       Loan Agreement dated as of January 15, 1999 by and between the
                Company and Winter Harbor.
10.39(17)       First Amendment to Loan Agreement dated March 4, 1999 by and between the Company and Winter Harbor.
10.40(17)       Promissory Note dated November 10, 1998, in principal amount of
                $8,000,000  executed by the Company in favor of Winter Harbor.
10.41(17)       Series K Warrant Agreement dated as of January 15, 1999 by and between the Company and Winter Harbor and form of Series K Warrant.
10.42(17)       Subsidiary  Guaranty dated as of January 15, 1999 executed by five of the Company's wholly owned  subsidiaries in favor of Winter
                Harbor.
10.43(17)       Agreement dated as of January 15, 1999 by and between the Company and Winter Harbor.
10.44(17)       First Amendment to Security Agreement dated as of January 15,
                1999, by and among the Company, five of its wholly-owned
                subsidiaries and Winter Harbor, amending Security Agreement dated April 14, 1997.
10.45(17)       First Amendment to Pledge Agreement dated as of January 15, 1999, by and among the Company and Winter Harbor, amending Pledge
                Agreement dated April 14, 1997.
10.46(17)       Series D, E, F, G, H, I and J Warrant Agreement dated as of
                January 15, 1999 by and between the Company and Winter Harbor, and related forms of warrant certificates.
10.47(19)       Employment agreement with John Edwards dated September 9, 1999.
21(15)          Subsidiaries of the Registrant.
27(1)           Financial data schedule.

---------------

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

6 Incorporated by reference to the Company's Current Report on Form 8-K, dated January 13, 1997, file number 0-17973.
7 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.
8 Incorporated by reference to the Company's Registration Statement on Form SB-2, file number 333-17861.
9 Incorporated by reference to the Company's Current Report on Form 8-K, dated June 5, 1997, file number 0-17973.
10 Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, file number 333-17861.
11 Incorporated by reference to the Company's Current Report on Form 8-K, dated September 30, 1997, file number 0-17973.
12 Incorporated by reference to the Company's Pre-Effective Amendment No. 3 to Registration Statement on Form SB-2, file number 333-17861.
13 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, file number 0-17973.
14 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, file number 0-17973.
15 Incorporated by reference to the Company's Registration Statement on Form S-1 filed September 3, 1998, file number 333-62833.
16 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.
17 Incorporated by reference to the Company's Current Report on Form 8-K filed on March 23, 1999, file number 0-17973.
18 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, file number 0-17973
19 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, file number 0-17973.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    I-LINK INCORPORATED
                                    (Registrant)


Dated: April 13, 2000           By: /s/ John W. Edwards
                                    -------------------------------------------
                                        John W. Edwards, Chairman of the Board,
                                        and Chief Executive Officer

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

Signature                                          Title                                      Date
---------                                          -----                                      ----
/s/ John W. Edwards                           Chairman of the Board and                   April 13, 2000
---------------------------------------       Chief Executive Officer
John W. Edwards

/s/ Dror Nahumi                               President                                   April 13, 2000
---------------------------------------
Dror Nahumi

/s/ John M. Ames                              Chief Financial Officer and                 April 13, 2000
---------------------------------------       Chief Operating Officer
John M. Ames

/s/ David E. Hardy                            Secretary                                   April 13, 2000
---------------------------------------
David E. Hardy

/s/ Henry Y. L. Toh                           Director                                    April 13, 2000
---------------------------------------
Henry Y.L. Toh

/s/ Thomas A. Keenan                          Director                                    April 13, 2000
---------------------------------------
Thomas A. Keenan

/s/ David R. Bradford                         Director                                    April 13, 2000
---------------------------------------
David R. Bradford

                  FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULES

                                TABLE OF CONTENTS



TITLE OF DOCUMENT                                                                               PAGE

Report of Independent Accountants                                                                F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998                                     F-2

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997       F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended
      December 31, 1999, 1998 and 1997                                                           F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997       F-7

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

Report of Independent Accountants on Financial Statement Schedule                                S-1

Schedule of Valuation and Qualifying Accounts                                                    S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of I-Link Incorporated and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows present fairly, in all materials respects, the financial position of I-Link Incorporated and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Salt Lake City, Utah
April 13, 2000

                      I-LINK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                     ASSETS                                             1999                    1998
                                                                                  ------------------      -----------------
Current assets:
   Cash and cash equivalents                                                        $   2,950,730          $    1,311,003
   Accounts receivable, less allowance for doubtful accounts of $1,789,000 and
      $1,941,000 as of December 31, 1999 and 1998, respectively                         4,344,406               4,402,016
    Certificates of deposit - restricted                                                   53,500                 378,160
    Other current assets                                                                  308,691                 293,789
    Net assets of discontinued operations                                                       -                 417,371
                                                                                  ------------------      -----------------
      Total current assets                                                              7,657,327               6,802,339

Furniture, fixtures, equipment and software,  net                                       7,019,361               7,262,781

Other assets:
   Intangible assets, net                                                               6,551,453               9,420,383
   Certificates of deposit - restricted                                                    76,136                 164,125
   Other assets                                                                           353,922                 205,735
                                                                                  ------------------      -----------------

                                                                                     $ 21,658,199            $ 23,855,363
                                                                                  ==================      =================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                 $   4,131,675          $    2,792,651
   Accrued liabilities                                                                  2,629,046               3,022,989

   Current portion of long-term debt                                                      751,660               1,050,431
   Notes payable to a related party, net of discount                                            -               3,437,138
   Current portion of obligations under capital leases                                  1,380,957                 573,044
   Net liabilities of discontinued operations                                              82,629                       -
                                                                                  ------------------      -----------------
      Total current liabilities                                                         8,975,967              10,876,253

Notes payable to a related party                                                        7,768,000               7,768,000
Accrued interest on long-term notes payable                                             1,345,801                 414,000
Obligations under capital leases                                                          544,724                 603,933
                                                                                  ------------------      -----------------
        Total liabilities                                                              18,634,492              19,662,186
                                                                                  ------------------      -----------------

Commitments and contingencies (notes 9, 12 and 16)

Redeemable preferred stock - Series M                                                  11,734,820              11,734,820
Redeemable preferred stock - Series F                                                   2,338,784               9,411,720
                                                                                  ------------------      -----------------
                                                                                       14,073,604              21,146,540
                                                                                  ------------------      -----------------

Stockholders' deficit:
   Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 49,992 and 44,051 as of December 31, 1999,
      liquidation preference of $18,379,108 at December 31, 1999                          499,920                 440,510
   Common stock, $.007 par value, authorized 150,000,000 shares, issued and outstanding 24,150,829 and 18,762,596 at December 31, 1999
      and 1998, respectively                                                              169,056                 131,338
   Additional paid-in capital                                                          98,734,475              68,632,195
   Deferred compensation                                                                 (499,377)             (1,214,591)
   Accumulated deficit                                                               (109,953,971)            (84,942,815)
                                                                                  ------------------      -----------------
     Total stockholders' deficit                                                      (11,049,897)            (16,953,363)
                                                                                  ------------------      -----------------

                                                                                   $   21,658,199            $ 23,855,363
                                                                                  ==================      =================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                       1999                 1998                  1997
                                                                 -----------------    ------------------    ------------------
Revenues:
   Telecommunication services                                       $ 26,440,017        $  19,634,681        $   11,081,007
   Marketing services                                                  3,672,988            4,548,421             2,637,331
   Technology licensing and development                                2,506,701            1,466,315               346,875
                                                                 -----------------    ------------------    ------------------
     Total revenues                                                   32,619,706           25,649,417            14,065,213
                                                                 -----------------    ------------------    ------------------

Operating costs and expenses:
   Telecommunication network expense                                  20,373,209           19,099,194            14,634,999
   Marketing services                                                  5,400,149            5,850,873             4,294,014
   Selling, general and administrative                                12,428,956           10,563,382            11,948,568
   Provision for doubtful accounts                                     3,703,076            3,160,621             1,385,000
   Depreciation and amortization                                       5,482,639            4,192,174             2,549,282
   Acquired in-process research and development                                -                    -             4,235,830
   Write-down of capitalized software costs                            1,847,288                    -                     -
   Research and development                                            2,636,741            2,429,116               878,582
                                                                 -----------------    ------------------    ------------------
     Total operating costs and expenses                               51,872,058           45,295,360            39,926,275
                                                                 -----------------    ------------------    ------------------

Operating loss                                                       (19,252,352)         (19,645,943)          (25,861,062)
                                                                 -----------------    ------------------    ------------------

Other income (expense):
   Interest expense                                                   (5,086,141)          (8,404,418)           (3,022,619)
   Interest and other income                                             179,205              270,288               215,989
                                                                 -----------------    ------------------    ------------------
     Total other expense                                              (4,906,936)          (8,134,130)           (2,806,630)
                                                                 -----------------    ------------------    ------------------

Loss from continuing operations                                      (24,159,288)         (27,780,073)          (28,667,692)
                                                                 -----------------    ------------------    ------------------

Discontinued operations:
     Loss from discontinued operations (less applicable
         Income tax provision of $0 in 1997)                                   -                    -              (183,556)
     Loss on disposal of discontinued operations, including
         provision in 1997 of $222,000 for operating
         Losses during phase-out period (less applicable
         Income tax provision of $0 in 1999, 1998 and 1997)             (500,000)            (178,006)           (1,007,453)
                                                                 -----------------    ------------------    ------------------

Loss from discontinued operations                                       (500,000)            (178,006)           (1,191,009)
                                                                 -----------------    ------------------    ------------------

         Net loss                                                   $(24,659,288)        $(27,958,079)       $  (29,858,701)
                                                                 =================    ==================    ==================

CALCULATION OF NET LOSS PER COMMON SHARE:

Loss from continuing operations                                     $(24,159,288)        $(27,780,073)       $  (28,667,692)
Cumulative preferred stock dividends not paid in current year         (1,948,557)          (2,066,383)           (1,159,589)
Deemed (non-cash) preferred stock dividend on Series F,
     M and N convertible preferred stock                              (6,978,417)          (7,774,759)          (88,533,450)
                                                                 -----------------    ------------------    ------------------

     Loss from continuing operations applicable to
          common stock                                              $(33,086,262)        $(37,621,215)       $ (118,360,731)
                                                                 =================    ==================    ==================

Basic and diluted weighted average shares outstanding                 21,413,772           17,627,083            11,756,249
                                                                 =================    ==================    ==================

Net loss per common share - basic and diluted:

     Loss from continuing operations                                $      (1.55)        $      (2.13)       $       (10.07)
     Loss from discontinued operations                                     (0.02)               (0.01)                (0.10)
                                                                 -----------------    ------------------    ------------------
       Net loss per common share                                    $      (1.57)        $      (2.14)       $       (10.17)
                                                                 =================    ==================    ==================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                  Preferred Stock               Common Stock
                                            ------------------------- -----------------------


                                               Shares        Amount      Shares      Amount
                                            ------------   ---------- ------------ ----------

BALANCE AT DECEMBER 31, 1996                    247,500    $2,475,000  10,607,597   $  74,253

Conversion of preferred stock into
  common stock                                 (144,924)   (1,449,240)  3,948,565      27,639
Conversion of convertible promissory notes
  into Series C preferred stock                  11,950       119,500           -           -
Interest expense associated with issuance of
  convertible notes                                   -             -           -           -
Stock options issued for services                     -             -           -           -
Amortization of deferred compensation on
  stock options issued for services                   -             -           -           -
Exercise of stock options                             -            -       79,923         559
Common stock issued for the acquisition of
  Family Telecommunications, Inc.                     -             -     400,000       2,800
Series D preferred stock issued for the
  acquisition of MiBridge, Inc                    1,000        10,000           -           -
Common stock issued for the acquisition
  of I-Link Worldwide, Inc.                           -            -    1,000,000       7,000
Stock warrants issues to satisfy accrued
  litigation settlement                               -            -           -           -
Warrants issues in connection  with certain
  notes payable                                       -            -           -           -
Issuance of Series M redeemable preferred
  stock, net of issuance costs of $365,180        4,400        44,000          -           -
Reclassification of Series M redeemable
   preferred stock to mezzanine                  (4,400)      (44,000)         -           -
Net loss                                              -             -          -           -

                                            ------------ ------------- ----------- -----------
BALANCE AT DECEMBER 31, 1997                    115,526    $1,155,260  16,036,085    $112,251

                                             Additional
                                               Paid-in        Deferred      Accumulated
                                               Capital      Compensation      Deficit
                                            -------------  -------------   ------------

BALANCE AT DECEMBER 31, 1996                 $30,874,910   $           -   $(27,125,546)

Conversion of preferred stock into
  common stock                                 1,421,601               -               -
Conversion of convertible promissory notes
  into Series C preferred stock                  597,500                -             -
Interest expense associated with issuance of
  convertible notes                              320,000                -             -
Stock options issued for services              4,757,134       (4,757,134)            -
Amortization of deferred compensation on
  stock options issued for services                    -        2,467,369             -
Exercise of stock options                        137,374               -               -
Common stock issued for the acquisition of
  Family Telecommunications, Inc.              2,411,783                -             -
Series D preferred stock issued for the
  acquisition of MiBridge, Inc                 6,240,000                -             -
Common stock issued for the acquisition
  of I-Link Worldwide, Inc.                    8,868,000               -               -
Stock warrants issues to satisfy accrued
  litigation settlement                          821,000               -               -
Warrants issues in connection  with certain
  notes payable                                2,371,575               -               -
Issuance of Series M redeemable preferred
  stock, net of issuance costs of $365,180    11,690,820               -               -
Reclassification of Series M redeemable
   preferred stock to mezzanine               (11,690,820)             -               -
Net loss                                                -              -               -
                                                                            (29,858,701)
                                            -------------- --------------- -------------
BALANCE AT DECEMBER 31, 1997                 $58,820,877      $(2,289,765) $(56,984,247)


                                    Continued

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
          FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            PREFERRED STOCK                      COMMON STOCK
                                                    --------------------------------    --------------------------------


                                                        SHARES            AMOUNT           SHARES             AMOUNT
                                                    --------------     -------------    --------------     -------------
BALANCE AT DECEMBER 31, 1997                             115,526         $1,155,260        16,036,085          $112,251

Issuance of Series F redeemable preferred stock,
  net of issuance costs of $569,418                        1,000             10,000                 -                 -
Reclassification of Series F redeemable
  preferred stock to mezzanine                            (1,000)           (10,000)                -                 -
Reclassification of Series F redeemable
  preferred stock from mezzanine due to
Conversion to common stock                                     2                 20                 -                 -
Conversion of preferred stock into
    common Stock                                         (71,477)          (714,770)        2,326,731            16,288
Common Stock dividend paid to holders of
  Series F redeemable preferred stock                          -                  -               240                 2
Stock options issued for services                              -                  -                 -                 -
Amortization of deferred compensation on
  stock options issued for services                            -                  -                 -                 -
Forfeiture of stock options issued for services                -                  -                 -                 -
Warrants issued in connection with
  certain notes payable                                        -                  -                 -                 -
Warrants issued in connection with
  certain convertible notes payable                            -                  -                 -                 -
Exercise of stock options and warrants.                        -                  -           399,540             2,797
Net loss                                                       -                  -                 -                 -
                                                    --------------     -------------    --------------     -------------

BALANCE AT DECEMBER 31, 1998                              44,051       $    440,510        18,762,596          $131,338

                                                       Additional
                                                         Paid-in             Deferred           Accumulated
                                                         Capital           Compensation           Deficit
                                                     -----------------    ----------------    ----------------

BALANCE AT DECEMBER 31, 1997                             $58,820,877        $(2,289,765)         $(56,984,247)

Issuance of Series F redeemable preferred stock,
  net of issuance costs of $569,418                        9,420,582                  -                     -
Reclassification of Series F redeemable
  preferred stock to mezzanine                            (9,420,582)                 -                     -
Reclassification of Series F redeemable
  preferred stock from mezzanine due to
Conversion to common stock                                    18,842                  -                     -
Conversion of preferred stock into
    common Stock                                             698,482                  -                     -
Common Stock dividend paid to holders of
  Series F redeemable preferred stock                            487                  -                  (489)
Stock options issued for services                            378,322           (356,322)                    -
Amortization of deferred compensation on
  stock options issued for services                                -          1,157,901                     -
Forfeiture of stock options issued for services             (273,595)           273,595                     -
Warrants issued in connection with
  certain notes payable                                    1,032,634                  -                     -
Warrants issued in connection with
  certain convertible notes payable                        7,274,000                  -                     -
Exercise of stock options and warrants.                      682,146                  -                     -
Net loss                                                           -                  -           (27,958,079)
                                                     -----------------    ----------------    ----------------

BALANCE AT DECEMBER 31, 1998                             $68,632,195        $(1,214,591)       $  (84,942,815)

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                           PREFERRED STOCK                      COMMON STOCK
                                                   --------------------------------    --------------------------------


                                                       SHARES           AMOUNT            SHARES             AMOUNT
                                                   --------------    --------------    --------------     -------------
BALANCE AT DECEMBER 31, 1998                              44,051         $440,510         18,762,596          $131,338

Conversion of Series C, F and N preferred
   stock into common stock                               (14,809)        (148,090)         5,180,396            36,263
Reclassification of Series F redeemable
  preferred stock from mezzanine due to
Conversion to common stock                                   750            7,500                  -                 -
Common stock dividend paid to holders of
  Series F redeemable preferred stock                          -                -            165,220             1,157
Issuance of Series N convertible preferred
  stock, net of issuance costs of $486,679                20,000          200,000                  -                 -
Exercise of stock options and warrants                         -                -             42,617               298
Warrants issued in connection with certain
  notes payable                                                -                -                  -                 -
Warrants issued in connection with a standby
  letter of credit                                             -                -                  -                 -
Stock options issued for services
Amortization of deferred compensation on
  stock options issued for services                            -                -                  -                 -
Net loss                                                       -                -                  -                 -
                                                   --------------    --------------    --------------     -------------

BALANCE AT DECEMBER 31, 1999                              49,992         $499,920         24,150,829          $169,056
                                                   ==============    ==============    ==============     =============

                                                       Additional
                                                         Paid-in             Deferred           Accumulated
                                                         Capital           Compensation           Deficit
                                                     -----------------    ----------------    ----------------
BALANCE AT DECEMBER 31, 1998                            $68,632,195          $(1,214,591)       $ (84,942,815)

Conversion of Series C, F and N preferred
   stock into common stock                                  111,827
Reclassification of Series F redeemable
  preferred stock from mezzanine due to
Conversion to common stock                                7,065,435                    -                    -
Common stock dividend paid to holders of
  Series F redeemable preferred stock                       350,712                    -             (351,868)
Issuance of Series N convertible preferred
  stock, net of issuance costs of $486,679               19,313,321                    -                    -
Exercise of stock options and warrants                        4,702                    -                    -
Warrants issued in connection with certain
  notes payable                                           2,220,563                    -                    -
Warrants issued in connection with a standby
  letter of credit                                          735,720                    -                    -
Stock options issued for services                           300,000             (300,000)
Amortization of deferred compensation on
  stock options issued for services                               -            1,015,214                    -
Net loss                                                          -                    -          (24,659,288)
                                                     -----------------    ----------------    ----------------

BALANCE AT DECEMBER 31, 1999                            $98,734,475          $  (499,377)       $(109,953,971)
                                                     =================    ================    ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                  1999              1998               1997
                                                                             ---------------   ---------------    --------------
Cash flows from operating activities:
   Net loss                                                                    $(24,659,288)    $(27,958,079)      $(29,858,701)
   Adjustments to reconcile net loss to net cash used in
      Operating activities:
      Depreciation and amortization                                               5,482,639        4,192,174          2,549,282
      Provision for doubtful accounts                                             3,703,076        3,160,621          1,385,000
      Amortization of discount and debt issuance costs on notes
            payable and capital leases                                            3,360,771        7,402,059           2,371,575
      Amortization of deferred compensation on stock options
        issued for services                                                       1,015,214        1,157,901           2,467,369
      Interest expense associated with issuance of convertible notes                      -                -            320,000
      Acquired in-process research and development                                        -                -          4,235,830
      Write-down of capitalized software costs                                    1,847,288                -                  -
      Write-off of intangible assets                                                      -                -            860,305
      Loss on disposal of assets                                                      7,494                -            351,288
   Increase (decrease) from changes in operating assets and
     Liabilities, net of effects of acquisitions:
      Accounts receivable                                                        (3,645,466)      (4,329,430)        (2,932,347)
      Other assets                                                                 (163,089)         527,466           (718,096)
      Accounts payable, accrued liabilities and interest                          2,232,086         (990,776)         5,769,611
      Discontinued operations - noncash charges and working
        Capital changes                                                             437,350           12,345          1,190,358
                                                                          -----------------    -------------     ----------------
                  Net cash used in operating activities                         (10,381,925)     (16,825,719)       (12,008,526)
                                                                          -----------------    -------------     ----------------

Cash flows from investing activities:
   Purchases of furniture, fixtures, equipment and software                      (2,047,948)      (3,258,189)        (1,948,857)
   Cash received from the purchase of MiBridge                                            -                -             79,574
   Cash received from the purchase of I-Link Communications                               -                -            435,312
   Proceeds from maturity of certificates of deposit  - restricted                  412,649        1,345,215             53,500
   Investing activities of discontinued operations                                   50,000          310,000             (7,055)
                                                                          -----------------    -------------     ----------------
                  Net cash used in investing activities                          (1,585,299)      (1,602,974)        (1,387,526)
                                                                          -----------------    -------------     ----------------

                                    Continued

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS,
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                              1999               1998                 1997
                                                                         ---------------    ----------------    ------------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                 $ 8,200,000        $11,009,712         $ 5,000,000
   Payment of long-term debt                                                   (798,772)        (2,700,904)           (892,307)
   Payment of capital lease obligations                                        (928,335)          (184,103)           (187,278)
   Proceeds from issuance of preferred stock, net of offering costs           7,116,408          9,430,582           6,618,888
   Proceeds from exercise of common stock warrants and options                    5,000            684,943             137,933
   Financing activities of discontinued operations                                    -           (170,465)            (53,556)
                                                                         ---------------    ----------------    ------------------
      Net cash provided by financing activities                              13,594,301         18,069,765          10,623,680
                                                                         ---------------    ----------------    ------------------

Increase (decrease) in cash and cash equivalents                              1,627,077           (358,928)         (2,772,372)

Cash and cash equivalents at beginning of year                                1,368,927          1,727,855           4,500,227
                                                                         ---------------    ----------------    ------------------

Cash and cash equivalents at end of year:
   Continuing operations                                                      2,950,730          1,311,003           1,643,805
   Discontinued operations                                                       45,274             57,924              84,050
                                                                         ---------------    ----------------    ------------------
      Total cash and cash equivalents at end of year                        $ 2,996,004        $ 1,368,927         $ 1,727,855
                                                                         ===============    ================    ==================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Reclassification of Series F redeemable preferred stock
      from mezzanine                                                        $ 7,072,935     $            -      $            -
   Warrants issued in connection with a standby letter of credit                735,720                  -                   -
   Preferred stock and note payable issued in connection with the
      Acquisition of MiBridge, Inc.                                                   -                  -           8,250,000
   Common Stock issued in connection with the acquisition of Family
      Telecommunications, Inc.                                                        -                  -           2,414,583
   Stock options issued for services                                            300,000            378,322           4,757,134
   Common Stock issued in connection with the acquisition of
      I-Link Worldwide, Inc.                                                          -                  -           8,875,000
   Accrued interest and debt exchanged for Series N preferred stock          12,718,914                  -           5,115,932
   Accrued debt issuance costs                                                  322,000                  -                   -
   Conversion of convertible promissory notes into preferred stock                    -                  -             717,000
   Equipment acquired under capital lease obligations                         2,177,126          1,124,606                   -
   Stock warrants issued to satisfy with litigation settlement                        -                  -             821,000

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - continuing operations                                   $    312,937       $    109,866        $    286,935

   Interest paid - discontinued operations                                       10,011            158,392              93,625


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 1 - DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (the "Company"). The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technologies. Telecommunications services are marketed primarily through master agent and wholesale distributor arrangements. Historically, these services were marketed primarily through independent representatives to subscribers throughout the United States (see Note 17). The Company's telecommunication services operations began primarily with the first quarter of 1997 acquisition of I-Link Communications, Inc., an FCC licensed long-distance carrier (see Note 10).

During the second quarter of 1997, the Company formed a new wholly owned subsidiary, I-Link Worldwide, L.L.C., through which it launched a network marketing channel to market its telecommunications services and products. In February 2000, the Company entered into a wholesale marketing arrangement with and transitioned the representatives in the network marketing channel to Big Planet (see Note 17).

Through its wholly owned subsidiaries, MiBridge, Inc. (MiBridge) and ViaNet Technologies, Ltd. (ViaNet), the Company develops and licenses communications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet. MiBridge was acquired during the third quarter of 1997 (see Note 10). The Company formed ViaNet in the fourth quarter of 1997.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company incurred a net loss from continuing operations of $24,159,288 for the year ended December 31, 1999, and as of December 31, 1999 had an accumulated deficit of $109,953,971 and negative working capital of $1,318,640. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 2000 to fund ongoing operations, the continued expansion of its private telecommunications network facilities, Indavo development and manufacturing, and anticipated growth in subscriber base. The Company has entered into additional financing arrangements and proposes to issue additional stock as described below in order to obtain the additional funds required for its continuing operations in 2000.

In order to provide for working capital needs, on April 13, 2000, Winter Harbor entered into a binding commitment to provide funding to the Company of up to $15 million pursuant to a revolving line of credit. Funds borrowed under the line of credit (including interest accruing at the rate of 12.5% per annum) are due April 12, 2001 (see Note 17). While the Company believes that the aforementioned sources of funds will be sufficient to fund operations into 2001, the Company anticipates that additional funds will be necessary from public or private financing markets to successfully integrate and finance the planned expansion of the business communications services, product development and manufacturing, and to discharge the financial obligations of the Company. The availability of such capital sources will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. There can be no assurance that such financing will be available, that the Company will receive any proceeds from the exercise of outstanding options and warrants or that the Company will not be required to arrange for additional debt, equity or other type of financing.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with financial institutions in Utah, California, Arizona, New Jersey and Florida, which at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts and economic factors or events expected to affect the Company's future collections experience.

FURNITURE, FIXTURES, EQUIPMENT AND SOFTWARE

Furniture, fixtures, equipment and software are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

                  Telecommunications network equipment              2-6   years
                  Furniture, fixtures and office equipment          3-6   years
                  Software                                          1-3   years

Betterments and renewals that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operations. The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its furniture, fixtures, equipment and software may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if an impairment exists. If the expected future net cash flows are less than the carrying value, impairment is recognized based on the fair value of the asset. During 1999, the Company wrote off $1,847,288 in unrecoverable capitalized software costs (see Note 6). There were no such write-offs in 1998 or 1997.

INTANGIBLE ASSETS

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized based on the fair value of the asset. During 1997, the Company wrote off $860,305 in unrecoverable intangible assets. The write off is included in selling, general and administrative expense. There were no such write-offs for 1999 and 1998. Amortization of intangible assets is calculated using the straight-line method over the following periods:

                  Acquired technology                                            3 years
                  Excess acquisition cost over fair value of net assets acquired 5-10 years
                  Other intangible assets                                        3-5 years

REVENUE RECOGNITION

Long-distance and enhanced service revenue is recognized as service is provided to subscribers.

Marketing services revenues from the network marketing channel primarily include revenues recognized from independent representatives ("IRs") for promotional and presentation materials and national conference registration fees. IRs enter into a standard written independent sales representative agreement with the Company and pay a fee of either $50 or $295 based on selected options for sales and marketing materials and on-going administrative support. Revenue from the sale of promotional and presentation materials (included in Marketing services revenue) is recognized at the time the materials are shipped. The portion of the sign-up fee, including a normal profit margin, relating to on-going administrative support is deferred and recognized over twelve months (the initial term of the IR agreement). Marketing services revenues are presented net of estimated refunds on returns of network marketing materials (see Note 17).

During the second quarter of 1999, the Company began offering its WebCentre product to IRs in the network marketing channel. WebCentre is a personalized web page that can be used for business promotion and back-office support. Each user pays a set-up fee of between $395 - $495, plus a monthly recurring charge of $15.95. Revenue relating to the set-up fee is partially recognized at the time the WebCentre product is made available to the user. The portion of the set-up fee, plus a normal profit margin, relating to ongoing support of the WebCentre is deferred over the estimated life of the IR agreement.

Revenue related to the monthly recurring charge is recognized in the month the services are provided (see Note 17).

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Though the Company is currently evaluating the impact (if any) of SAB 101, the Company does not presently believe it will have a material effect on the financial position or result of operations of the Company.

Revenue from the sale of software licensing is recognized when the product has been shipped, a noncancellable agreement is in force, the license fee is fixed or determinable, acceptance has occurred and collectibility is reasonably assured. Maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues on long-term development projects are recognized under the percentage of completion method of accounting and are based upon costs incurred on the project, compared to estimated total costs related to the contract.

COMPUTER SOFTWARE COSTS

Effective January 1, 1999, the Company adopted Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1, the Company capitalizes qualified costs associated with developing computer software for internal use. Previously these costs were recognized as a current expense. The impact of applying this standard was not material to the 1999 consolidated financial position or results of operations of the Company. Purchased computer software for internal use is capitalized and amortized over the expected useful life, usually three years.

CONCENTRATIONS OF CREDIT RISK

The Company's telecommunications subscribers are primarily residential subscribers and are not concentrated in any specific geographic region of the United States.

INCOME TAXES

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

SEGMENT REPORTING

In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note 15).

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

RECLASSIFICATIONS

Certain balances in the December 31, 1998 and 1997 financial statements have been reclassified to conform to current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.


NOTE 3 - NET LOSS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for 1999, 1998 and 1997, basic and diluted loss per share are the same.

During 1999 and 1998, holders of the Series F redeemable preferred stock converted 750 and 2 of those preferred shares, respectively. Accordingly, they were paid stock dividends of 165,220 and 240 shares, respectively, of common stock on the converted shares.

As the conversion prices of the Series E, F, M and N preferred stock at issuance were less than the market price of the Company's common stock, the Company recognized deemed preferred stock dividends at issuance, which increases the loss attributable to common shareholders in the calculation of basic and diluted net loss per common share. The deemed dividends are implied only and do not represent future obligations to pay a dividend.

The deemed preferred stock dividends on the Series N preferred stock were calculated as the difference between the conversion price per common share per the Series N agreement and the market price of the common stock on the date the proceeds from the offering were received and/or the debt was exchanged.

The deemed preferred stock dividends on Series E and Series F convertible cumulative redeemable preferred stock equal the sum of the difference between the conversion price per common share per the agreements and the market price of the common stock as of the date the agreements were finalized and the difference between the fair value of the Series F redeemable preferred stock issued and the carrying value of the Series E stock at the date of redemption.

The deemed preferred stock dividend on Series M convertible cumulative redeemable preferred stock is calculated as the difference between the conversion price per common share per the agreement and the market price of the common stock as of the date the agreement was finalized, plus the fair value of the warrants issuable in connection with the preferred stock investment.

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of December 31:

                                                                      1999                  1998                 1997
                                                                ------------------    -----------------    ------------------
Assumed conversion of Series C preferred stock                            808,248            1,057,224             2,759,016
Assumed conversion of Series D preferred stock                                  -                    -               383,108
Assumed conversion of Series F redeemable preferred stock               1,105,169            4,909,001                     -
Assumed conversion of Series M redeemable preferred stock               5,951,795            5,951,795             4,400,000
Assumed conversion of Series N preferred stock                          7,270,463                    -                     -
Assumed conversion  of convertible debt                                 4,931,226            3,820,954                     -
Assumed exercise of warrants issued on conversion
       of convertible debt                                              5,000,000            5,000,000                     -
Assumed exercise of options and warrants to purchase
     shares of common stock                                            41,945,091           30,265,670            20,998,872
                                                                ==================    =================    ==================
                                                                       67,011,992           51,004,644            28,540,996
                                                                ==================    =================    ==================

As of December 31, 1999, Winter Harbor, the sole holder of Series M redeemable preferred stock, held warrants, exercisable at any time, for the purchase of up to 28,540,000 shares of common stock. In addition, should Winter Harbor elect to exchange its $7.768 million in promissory notes into additional shares of Series M redeemable preferred stock, it is entitled to receive additional warrants to purchase 5,000,000 shares of common stock. The exercise prices of all of such warrants varied at the time of their respective issuance, however, all are subject to adjustment downward to equal the price at which new shares of common stock are issued or to equal the market price of common stock in the event the common stock market price is below the original exercise price at the time of exercise. The current exercise price of all Winter Harbor warrants is $2.033.


NOTE 4 - DISCONTINUED OPERATIONS

On March 23, 1998, the Company's Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its efforts on the sale of telecommunication services and technology licensing. The Company has sold essentially all of the fixed assets, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries. During 1998, the Company received $310,000 from the sale of assets from the medical services subsidiaries. In January 1999, the Company sold additional assets for $15,000 and a note receivable of $35,000. In March 2000, the Company sold the remaining assets and settled the outstanding liabilities of the China operations and received net proceeds of $150,000. The Company continues to collect on the outstanding receivables from the discontinued operations and will use the proceeds to settle the remaining obligations of the discontinued entities. As of December 31, 1999, there are no revenue generating activities remaining from the medical services operations. On-going administrative costs include fees associated with collecting outstanding accounts receivable and oversight of the final close out procedures. These anticipated costs have been accrued for as part of the expected ultimate loss on disposal.

The Company recorded an additional loss from discontinued operations in 1999 in the amount of $500,000. The Company has experienced unexpected delays in disposing of the remaining non-operating assets, including certain assets located in China. Additionally, the Company's best estimate of proceeds from the remaining assets is expected to be less than originally estimated by management. As the remaining asset disposals have not occurred as expected, during 1999 the Company revised its best estimate of the ultimate loss on disposal and related on-going administrative costs and accordingly recorded the additional estimated loss of $500,000.

The results of the medical services operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets or Net Liabilities - discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

Net assets (liabilities) of the Company's discontinued operations (excluding intercompany balances, which have been eliminated against the net equity of the discontinued operations) are as follows:

                                                                       1999                  1998
                                                                 ------------------     ----------------
        Assets:
          Current assets:
            Cash and cash equivalents                               $      45,274           $     57,924
            Accounts receivable                                           391,590                941,508
            Inventory                                                     555,291                555,291
            Other                                                          33,233                 15,217
                                                                 ------------------     ----------------
              Total current assets                                      1,025,388              1,569,940

          Furniture, fixtures and equipment, net                           37,850                363,345
          Other non-current assets                                            854                  6,230
                                                                 ------------------     ----------------
              Total assets                                              1,064,092              1,939,515
                                                                 ------------------     ----------------

        Liabilities:
          Current liabilities:
            Accounts payable and accrued liabilities                      905,060              1,070,396
            Notes payable, current portion                                141,661                241,661
                                                                 ------------------     ----------------
              Total current liabilities                                 1,046,721              1,312,057

          Note payable                                                    100,000                      -
          Other liabilities                                                     -                210,087
                                                                 ------------------     ----------------
              Total liabilities                                         1,146,721              1,522,144
                                                                 ------------------     ----------------

        Net assets (liabilities ) - discontinued operations           $   (82,629)           $   417,371
                                                                 ==================     ================

Revenues of the discontinued operations were $337,268, $1,445,376 and $2,309,099 for 1999, 1998 and 1997, respectively. The net assets (liabilities) of the discontinued operations as of December 31, 1999 are shown as current in the consolidated balance sheet as it is anticipated the remaining assets and liabilities of the medical services businesses will be sold or settled during 2000.


NOTE 5 - CERTIFICATES OF DEPOSIT - RESTRICTED

As of December 31, 1999, the Company has $129,636 in restricted certificates of deposit (CDs). The CDs collateralize certain facilities lease agreements. All of the CDs are held in escrow and bear interest, which is paid to the Company. During 1999, restricted CDs totaling $412,649 were released to the Company in accordance with the lease agreements. Of the remaining CDs held in escrow, $53,500 will be released to the Company during 2000 and are classified as a current asset in the consolidated balance sheet.

NOTE 6 - FURNITURE, FIXTURES, EQUIPMENT AND SOFTWARE

CONTINUING OPERATIONS

Furniture, fixtures, equipment and software relating to continuing operations consisted of the following at December 31:

                                                              1999                 1998
                                                        -----------------    -----------------
Telecommunications network equipment                       $  7,749,939          $ 4,558,946
Furniture, fixtures and office equipment                      3,459,911            2,430,663
In-process system development costs                                   -            2,284,574
Software and information systems                                745,104              351,728
                                                        -----------------    -----------------
                                                             11,954,954            9,625,911
Less accumulated depreciation and amortization               (4,935,593)          (2,363,130)
                                                        -----------------    -----------------
                                                           $  7,019,361          $ 7,262,781
                                                        =================    =================

Included in telecommunications network equipment are $3,907,312 and $1,730,215 in assets acquired under capital lease at December 31, 1999 and 1998, respectively. Accumulated amortization on these leased assets was $1,671,657 and $538,954 at December 31, 1999 and 1998, respectively.

During 1998, the Company contracted with an outside consulting firm to develop a billing and operations information system and capitalized as a component of furniture, fixture, equipment and software $2,284,574 in costs (including amounts in accounts payable at December 31, 1998 of $437,286) associated with this in-process system development. The Company continually evaluated the functionality and progress of the in-process system development. In May 1999, the Company's management and its Board of Directors concluded that the new system would not significantly enhance the Company's existing billing and information systems, would not meet its ultimate needs and had no alternative future use and accordingly did not justify paying additional billed and contracted expenses of approximately $1,000,000. Negotiations to discontinue work under the contract were concluded in May 1999, with the consulting company forgoing any future payments on the project while retaining amounts paid to date of $1,847,288. Accordingly, the Company recorded, effective March 31, 1999, a write-down of capitalized software costs on the in-process system development of $1,847,288.

DISCONTINUED OPERATIONS

Furniture, fixtures and equipment relating to discontinued operations consisted of the following at December 31:

                                                       1999                  1998
                                                 -----------------     -----------------
Medical services equipment                             $  66,082           $   836,885
Furniture, fixtures and office equipment                  46,755               383,269
                                                 -----------------     -----------------
                                                         112,837             1,220,154
Less accumulated depreciation                            (74,987)             (856,809)
                                                 -----------------     -----------------
                                                       $  37,850           $   363,345
                                                 =================     =================

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

                                                                                  1999                 1998
                                                                            -----------------     ----------------
            Acquired technology                                                $  1,450,000          $  1,450,000
            Excess acquisition cost over fair value of net assets acquired       11,072,138            11,072,138
            Other intangible assets                                               1,228,200             1,203,200
                                                                            -----------------     ----------------
                                                                                 13,750,338            13,725,338
            Less accumulated amortization                                        (7,198,885)           (4,304,955)
                                                                            -----------------     ----------------
                                                                               $  6,551,453          $  9,420,383
                                                                            =================     ================

NOTE 8 - LONG-TERM DEBT

CONTINUING OPERATIONS

Long-term debt relating to continuing operations, the carrying value of which approximates market, consists of the following at December 31:

                                                                                           1999               1998
                                                                                       --------------     --------------
   Note payable to a service provider, interest at 7.0%, due on demand                  $    742,624      $     987,301

   Notes payable to prior owners of MiBridge, interest at 8.0%, payable in quarterly
     installments of $250,000, collateralized by common stock of MiBridge                          -            500,000

   Note payable to Winter Harbor, payable April 15, 2001, interest at prime plus
     four percent (12.50% at December 31, 1999)                                            7,768,000          7,768,000

   Bridge note payable to Winter Harbor, interest at prime plus four percent, increasing to prime plus seven percent, principal balance due October 31,
     1999, net of debt discount of $904,574                                                        -          2,937,138

   Note payable to a finance company, interest at 4.60%, payable in monthly
     installments of $5,051                                                                    5,036             59,130

Other                                                                                          4,000             4,000
                                                                                       --------------     --------------
                                                                                           8,519,660         12,255,569
   Less current portion                                                                     (751,660)        (4,487,569)
                                                                                       --------------     --------------
   Long-term debt, less current portion                                                  $ 7,768,000         $7,768,000
                                                                                       ==============     ==============

During 1998, the Company obtained an aggregate of $7,768,000 in new interim debt financing from Winter Harbor, L.L.C. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 6,740,000 warrants to purchase common stock of the Company at exercise prices ranging from $5.50 to $7.22 (subsequently reset to $2.033) based upon 110% of the closing price of the common stock on the day loan funds were advanced. The warrants have exercise periods of 7.5 years from issuance. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to seven and one-half years. Pursuant to the terms of the loan agreement with Winter Harbor, the initial borrowings of $5,768,000 were payable upon demand by Winter Harbor no earlier than May 15, 1998, and were collateralized by essentially all of the assets of the Company's subsidiaries. As the loan was not repaid by May 15, 1998, the total loan, including additional borrowings of $2,000,000 obtained in the second quarter, continued on a demand basis with interest accruing at prime plus four percent. On April 15, 1999, Winter Harbor agreed that it would not demand payment under the notes prior to April 15, 2000 and in April 2000 agreed to extend the due date of the principal and accrued interest to April 15, 2001. Additionally, Winter Harbor has the right at any time until the loan is repaid to elect to convert the unpaid balance of the loan into additional shares of the Company's Series M redeemable preferred stock and receive an additional 5,000,000 warrants to purchase common stock of the Company at an exercise price of $2.033 per share.

During 1998, the Company recorded $7,274,000 as a discount against the $7,768,000 Winter Harbor debt representing the relative fair value attributed to the warrants, the change of the exercise period on prior warrants and the equity instruments associated with the assumed conversion of the debt into equity. The debt discount was amortized over the original terms of the respective borrowings.

Accrued and unpaid interest on the $7,768,000 Winter Harbor debt is included in long-term liabilities on the consolidated balance sheet and totaled $1,345,801 and $414,000 at December 31, 1999 and 1998, respectively.

On January 15, 1999, I-Link finalized an agreement that had been negotiated in November 1998 with Winter Harbor for additional financing. The financing arrangement consisted of an $8,000,000 bridge loan facility (Bridge Loan) and a $3,000,000 standby letter of credit to secure additional capital leases of equipment and telephone lines relative to the expansion of the Company's telecommunications network. As of December 31, 1998, the amount borrowed under the Bridge Loan was $3,841,712. During 1999, the Company made additional borrowings under the Bridge Loan totaling $4,158,288. Amounts outstanding under the Bridge Loan were originally due on October 31, 1999. In July 1999, the Company exercised its right to exchange the $8,000,000 in outstanding notes payable along with accrued interest for Series N preferred stock (see Note 13).

As additional consideration for making the $8,000,000 Bridge Loan and $3,000,000 standby letter of credit, the Company granted warrants to purchase common stock to Winter Harbor. Initially, Winter Harbor received one warrant for every $10 borrowed from Winter Harbor. On April 14, 1999, the shareholders voted to approve a plan of financing which included issuing 10 warrants for each $10 borrowed under the Bridge Loan and standby letter of credit if the Company did not repay the bridge loan on April 26, 1999. As the loan was not repaid by April 26, 1999, the number of warrants increased in total to 10 warrants for every $10 borrowed. The warrants have a 7.5 year exercise period with an exercise price of the lower of (a) $2.78, (b) the average trading price for any 20 day period subsequent to the issuance of the warrants, (c) the price at which new shares of common stock or common stock equivalents are issued, or (d) the exercise price of any new options, warrants, preferred stock or other convertible security. As of December 31, 1999, the exercise price is $2.033 and is subject to a $1.25 floor.

The Company has recorded $3,253,196 (of which $2,220,563 was recorded in 1999) as a discount against borrowings on the $8,000,000 Bridge Loan representing the relative fair value attributed to the Bridge Loan warrants. The debt discount was being amortized over the term of the Bridge Loan. As the $8,000,000 loan was exchanged for Series N preferred stock in 1999, the debt discount has been fully amortized. In addition, the Company recorded $735,720 as debt issuance costs related to obligations under certain capital leases guaranteed by the Winter Harbor letter of credit representing the fair value of the warrants associated with the letter of credit warrants. The debt issuance costs are being amortized over the term of the lease agreements.

On April 15, 1999, the Company entered into a new financing agreement with Winter Harbor. Winter Harbor agreed to loan to the Company up to $4 million under a note originally due September 30, 1999. In July 1999, the Company exercised its right to exchange the loan for Series N preferred Stock.

On June 6, 1997, the Company entered into a term loan agreement and promissory note with Winter Harbor pursuant to which Winter Harbor agreed to loan to the Company the principal sum of $2,000,000 for capital expenditure and working capital purposes. As further consideration for Winter Harbor's commitment to make the loan, the Company granted to Winter Harbor a warrant to purchase up to 500,000 shares of common stock of the Company at a purchase price of $4.97 (subsequently reset to $2.033) per share, subject to adjustment, pursuant to the terms of a warrant agreement between the parties. The loan warrant expires on March 11, 2002, and contains demand and piggyback registration rights and customary anti-dilution terms.

In August 1997, the Company amended the existing note allowing for additional borrowings of up to $3,000,000, for an aggregate borrowing of $5,000,000. The incremental borrowings under this amendment had a maturity date of February 15, 1998. The Company issued 300,000 warrants at the then current market price (originally $6.38 per share, but subsequently reset to $2.033) in connection with the additional borrowings. All other provisions of the additional borrowings are the same as the note discussed above.

The entire amount of these two loans ($5.0 million) was exchanged for Series M redeemable preferred stock on October 10, 1997 (see Note 13). A portion of the proceeds received was allocated based upon the relative fair value of the warrants issued in connection with these loans and reflected as a debt discount of $2,371,575, which was amortized to expense in 1997.

DISCONTINUED OPERATIONS

The note payable relating to discontinued operations, the carrying value of which approximates market, consists of a note payable to a finance company totaling $241,661 at December 31, 1999 and 1998. The note bears interest at 15% with quarterly principal and interest payments beginning April 1, 2000. The note is collateralized by the accounts receivable and general assets of the discontinued operations.


NOTE 9 - COMMITMENTS UNDER LONG-TERM LEASES

The Company leases a variety of equipment, fiber optics and facilities used in its operations. The majority of these lease agreements are with three creditors. During 1998, Winter Harbor obtained on behalf of the Company a letter of credit totaling $3,000,000 to guarantee payment on a new lease agreement providing for equipment purchases of up to $3,000,000. As of December 31, 1999 and 1998, the Company had acquired $3,000,000 and $1,144,066 in assets under this lease, respectively.

Agreements classified as operating leases have terms ranging from one to six years. The Company's rental expense for operating leases was approximately $3,270,000, $2,900,000 and $2,850,000 for 1999, 1998 and 1997, respectively.
Future minimum rental payments required under non-cancelable capital and operating leases with initial or remaining terms in excess of one year consist of the following at December 31, 1999:

                                                                     Capital                  Operating
                                                                      Leases                    Leases
                                                               ---------------------    -----------------------
         Year ending December 31:
                  2000                                                $ 1,658,000                 $2,880,000
                  2001                                                    282,000                  2,662,000
                  2002                                                    197,000                    625,000
                  2003                                                    197,000                    515,000
                  2004                                                     16,000                    284,000
                  Thereafter                                                    -                          -
                                                               ---------------------    -----------------------
         Total minimum payments                                         2,350,000                 $6,966,000
                                                                                        =======================
         Less amount representing interest                               (424,319)
                                                               ---------------------
         Present value of net minimum lease payments                    1,925,681
         Less current portion                                          (1,380,957)
                                                               =====================
         Long-term obligations under capital leases                  $    544,724
                                                               =====================

In January 1999, the Company entered into an agreement with a national carrier to lease local access spans. The three-year agreement includes minimum usage commitments of $1,512,000 during the first year and $2,160,000 in the second and third years. If the Company were to terminate the agreement early, it would be required to pay 25 percent of any remaining second and third year minimum monthly usage requirements.

NOTE 10 - ACQUISITION OF SUBSIDIARIES

FAMILY TELECOMMUNICATIONS INCORPORATED

On January 13, 1997, pursuant to the terms of a Share Exchange Agreement, the Company acquired 100% of the outstanding stock of Family Telecommunications Incorporated (FTI), a Utah corporation, from the stockholders of FTI, namely Robert W. Edwards, Jr. and Jerald L. Nelson. John W. Edwards, a Director and Chief Executive Officer of the Company, and Robert W. Edwards, Jr., the principal shareholder of FTI, are brothers. The consideration ($2,415,000) for the transaction consisted of an aggregate of 400,000 shares of the Company's common stock.

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

               Current assets (including cash of $435,312)                 $1,740,000
               Tangible long-term assets                                    1,166,000
               Intangible long-term assets                                  2,550,000
               Current liabilities                                         (1,330,000)
               Long-term liabilities                                       (1,711,000)
                                                                     -----------------
                     Net purchase price                                    $2,415,000
                                                                     =================

MIBRIDGE, INC.

In 1997, the Company completed its acquisition of 100% of the outstanding stock of MiBridge, Inc. (MiBridge). The consideration ($8,250,000) for the transaction consisted of: (1) an aggregate of 1,000 shares of Series D preferred stock, which preferred stock is convertible into such a number of common shares as shall equal the sum of $6,250,000 divided by the lower of $9.25 or the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the conversion date and (2) a note payable in the amount of $2,000,000 payable in cash in quarterly installments over two years. The acquisition was accounted for using the purchase method of accounting. MiBridge is the owner of patent and patent-pending audio-conferencing technology.

The acquisition cost of $8,250,000 (representing the fair value of the common stock into which the 1,000 shares of Series D preferred stock can be converted and the $2,000,000 note payable) was allocated, based on their estimated fair values, to tangible net assets ($552,760) acquired technology ($1,450,000), acquired in-process research and development ($4,235,830), employment contracts for the assembled workforce ($606,000) and excess acquisition cost over fair value of net assets acquired ($1,405,410). These assets are being amortized over three years, with the exception of the excess acquisition cost over fair value of net assets acquired which is being amortized over five years. Acquired in-process research and development was expensed upon acquisition, as the research and development had not reached the requirements for technological feasibility at the closing date. The fair value of assets acquired in conjunction with this acquisition were as follows:

               Current assets (including cash of $79,574)                $   534,074
               Current liabilities                                           (54,473)
               Tangible long-term assets                                      73,159
               Intangible long-term assets                                 3,461,410
               In-process research and development                         4,235,830
                                                                    ------------------
                      Net purchase price                                  $8,250,000
                                                                    ==================

NOTE 11 - INCOME TAXES

The Company recognized no income tax benefit from its losses in 1999, 1998 and 1997.

The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

                                                              1999              1998             1997
                                                         ---------------  ----------------- ----------------
Expected federal statutory tax benefit                       $(8,384,158)  $     (9,505,747) $  (10,151,958)

Increase (reduction) in taxes resulting from:
      State income taxes                                        (553,452)          (734,464)       (360,059)
      Foreign loss not subject to domestic tax                   353,083               -               -
      Non-deductible interest on certain notes                 2,473,160          2,516,700         915,136
   Non-deductible intangible assets from acquisitions               -                  -          5,561,039
   Exercise of stock options issued for services                 (60,428)          (583,743)        (47,998)
   Change in valuation allowance                               5,719,844          8,301,669       4,069,760
   Other                                                         451,951              5,585          14,080
                                                         ---------------  ----------------- ----------------
                                                         $          -     $            -    $          -
                                                         ===============  ================= ================

At December 31, 1999, the Company had net operating loss carryforwards for both federal and state income tax purposes of approximately $58,600,000. The net operating loss carryforwards will expire between 2006 and 2020 if not used to reduce future taxable income.

The components of the deferred tax asset and liability as of December 31, 1999 and 1998 are as follows:

                                                                    1999              1998
                                                               ----------------  ----------------
Deferred tax assets:
     Tax net operating loss carryforwards                          $21,851,952        $17,267,294
     Acquired in-process research and development
        And intangible assets                                        2,381,880          1,714,785
     Amortization of deferred compensation on stock options          1,730,901          1,352,226
     Reserve for loss on disposal of discontinued operations            54,370            138,235
     Reserve for accounts receivable and inventory valuation           623,897            693,338
     Accrued officers wages                                            134,910            235,969
     Accrued vacation                                                   48,490                  -
      Other                                                             37,187             37,187
     Valuation allowance                                           (26,708,116)       (20,988,271)
                                                               ----------------  ----------------
      Total deferred tax asset                                         155,471            450,763
                                                               ----------------  ----------------
Deferred tax liability:
   Excess tax depreciation and amortization                           (155,471)          (450,763)
                                                               ----------------  ----------------
      Total deferred tax liability                                    (155,471)          (450,763)
                                                               ----------------  ----------------

Net deferred tax asset                                         $             -   $              -
                                                               ================  ================

The valuation allowance at December 31, 1999 and 1998 has been provided to reduce the total deferred tax assets to the amount which is considered more likely than not to be realized, primarily because the Company has not generated taxable income from its business communications services. The change in the valuation allowance is due primarily to the increase in net operating loss carryforwards. It is at least reasonably possible that a change in the valuation allowance may occur in the near term.

NOTE 12 - LEGAL PROCEEDINGS

On February 25, 2000, JNC Opportunity Fund, Ltd. ("JNC"), the sole holder of the Company's Series F preferred shares, filed suit against the Company in U.S. District Court in New York seeking to require the Company to redeem for cash its remaining Series F preferred shares. The controversy arose as a result of the failure of the Company's shareholders at a special shareholders' meeting held February 11, 2000, to approve the further conversion of Series F preferred shares at a conversion price below the market price for the Company's common shares as calculated on the original date of issuance of the Series F preferred shares ("below-market conversions"). The terms of the Series F preferred shares require shareholder approval for below-market conversions where any such further conversions would cause the aggregate number of common shares obtained upon below-market conversions of the Series F preferred shares to attain or exceed 20% of the total number of common shares outstanding on the original date of issuance of the Series F Preferred shares. At the February 11, 2000 Special Shareholders' Meeting, approximately 64% of the total votes cast were voted by Winter Harbor, LLC, the Company's largest equity holder, who voted against such approval. On March 10, 2000 the Company and JNC entered into a settlement and release agreement. Pursuant the settlement, the Company agreed to issue 531,968 shares of the company's common stock immediately, representing conversion of all remaining Series F shares outstanding at a conversion price equal to the market price of the Company's common shares on the original date of issuance of the Series F preferred shares. These settlement shares are subject to certain provisions restricting the amount that can be sold by JNC on any given trading day, and prohibiting any short sales of the Company's stock either directly or indirectly by JNC. In full settlement of all other claims for cash redemption of the Series F preferred shares, the Company also agreed to issue an additional 790,000 registered shares (increasing at 8.25 percent from February 1, 2000 until issued) (the "Additional Shares") of the Company's common stock (subject to the same sale restrictions) upon shareholder approval. As part of the settlement agreement, Winter Harbor, LLC agreed to vote all of its shares in favor of such approval. The Company will proceed immediately to hold a special shareholders meeting to request approval of the issuance of the additional 790,000 common shares. In addition to the "Additional Shares", the Company would be subject to other penalties to be paid in common shares (the "Late Shares") in the event the common shares are not issued by May 24, 2000. Further, if the Company fails to deliver any of the above shares by May 24, 2000, the Company must issue additional Late Shares ("Additional Late Shares") equal to the number of the Late Shares times a fraction the numerator of which equals the number of days from May 24, 2000 to the actual date of issuance of such undelivered shares and the denominator of which is 30. In the event that the common shares are not issued by May 23, 2000 (or June 28, 2000 in the event the Company has received a registration comment letter related to the registration of such shares prior to May 24, 2000), upon written notice from JNC, the Company would be required to pay JNC (in lieu of delivering the shares) the amount determined by multiplying the higher of the average closing share price of the common stock for the ten trading day period ending on the deadline (May 24 or June 28, 2000 as applicable) or the notice date by the number of undelivered shares.

The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business, none of which is expected, individually or in the aggregate, to have a material adverse affect on the Company.


NOTE 13 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company's Articles of Incorporation provide for up to 240,000 shares of preferred stock as Series C Convertible Cumulative preferred stock (the "Series C preferred stock"). The Series C preferred stock has a par value of $10 per share and holders are entitled to receive cumulative preferential dividends equal to 8% per annum of the liquidation preference per share of $60.00. Unless previously redeemed, the Series C preferred stock is convertible into 24 shares of the Company's common stock ("Conversion Shares") at the option of the holder (subject to certain anti-dilution adjustments). The Series C preferred stock is redeemable at any time prior to September 6, 2000, at the option of the Company at a redemption price equal to $60 per share plus accrued and unpaid dividends, provided (i) the Conversion Shares are covered by an effective registration statement; and (ii) during the immediately preceding thirty (30) consecutive trading days ending within fifteen (15) days of the date of the notice of redemption, the closing bid price of the Company's common stock is not less than $8.00 per share. The Series C preferred stock is redeemable at any time after September 6, 2000, at the option of the Company at a redemption price equal to $90 plus accrued and unpaid dividends, provided the Conversion Shares are covered by an effective registration statement or the Conversion Shares are otherwise exempt from registration. During the years ending December 31, 1999 and 1998, 10,374 and 70,908 shares, respectively, of Series C preferred stock were converted into common shares. At December 31, 1999 and 1998, 33,677 and 44,051 Series C preferred shares were outstanding.

In August 1997, the Company completed its acquisition of MiBridge. As partial consideration for 100 percent of the outstanding stock of MiBridge, the Company agreed to issue 1,000 shares of Series D preferred stock to the prior owners of MiBridge. The Series D preferred shares were issued in October 1997. During the years ending December 31, 1998 and 1997, 567 and 433 shares, respectively, of Series D preferred stock were converted into a total of 1,092,174 shares of common stock and as of December 31, 1999 and 1998 there were no Series D preferred shares outstanding.

On October 10, 1997, the Company closed an agreement with Winter Harbor pursuant to which Winter Harbor invested $12,100,000 in a new series of the Company's convertible preferred stock. Winter Harbor purchased approximately 2,545 shares of Series M redeemable Preferred Stock, originally convertible into approximately 2,545,000 shares of common stock, for an aggregate cash consideration of approximately $7,000,000 (equivalent to $2.75 per share of common stock). The agreement with Winter Harbor also provided for the purchase of approximately 1,855 additional shares of Series M redeemable preferred stock, originally convertible into approximately 1,855,000 shares of common stock. Such additional shares of Series M redeemable preferred stock were paid for by Winter Harbor exchanging $5,000,000 in outstanding notes payable and accrued interest of approximately $100,000. As additional consideration for its equity investment in Series M redeemable preferred stock, Winter Harbor was issued additional warrants by the Company to acquire 10,000,000 shares of common stock. The exercise price on each of the warrants has subsequently been reset to $2.033 (see Note 3). All of the warrants have demand registration rights and anti-dilution rights and contain cashless exercise provisions.

The Series M redeemable preferred stock is entitled to receive cumulative dividends in the amount of 10% per annum before any other Series of preferred (other than Series F) or common stock receives any dividends. Thereafter, the Series M redeemable preferred stock participates with the common stock in the issuance of any dividends on a per share basis. The Series M redeemable preferred stock will have the right to veto the payment of dividends on any other class of stock. The Series M redeemable preferred stock is convertible at any time prior to the fifth anniversary of its issuance, at the sole option of Winter Harbor, and automatically converts at that date if not converted previously.

If automatically converted on the fifth anniversary, the conversion price will be the lower of the reset conversion price of $2.033 per share or 50% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion date.

The basis for discretionary conversion, or the conversion price for automatic conversion, shall be adjusted upon the occurrence of certain events, including without limitation, issuance of stock dividends, recapitalization of the Company or the issuance of stock by the Company at less than the fair market value thereof. During December 31, 1999, the conversion price of the Series M redeemable preferred stock was reduced to $2.033 as a result of shares of Series F preferred shares being converted at that price. The Series M redeemable preferred stock will vote with the common stock on an as-converted basis on all matters which are submitted to a vote of the stockholders, except as may otherwise be provided by law or by the Company's Articles of Incorporation or By-Laws; provided, however, that the Series M redeemable preferred stockholders will have the right to appoint two members of the Company's board of directors. Furthermore, the Series M redeemable preferred stockholders shall have the right to be redeemed at fair market value in the event of a change of control of the Company, shall have preemptive rights to purchase securities sold by the Company, and shall have the right to preclude the Company from engaging in a variety of business matters without the concurrence of Winter Harbor, including without limitation: mergers, acquisitions and disposition of corporate assets and businesses, hiring or discharging key employees and auditors, transactions with affiliates, commitments in excess of $500,000, the adoption or settlement of employee benefit plans and filing for protection from creditors. As of December 31, 1999, all 4,400 shares of the Company's Series M redeemable preferred stock remain issued and outstanding.

Because the above redemption provisions are not entirely within the control of the Company, the Series M redeemable preferred stock is presented as a separate line item above stockholders' deficit.

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

On July 28, 1998, the terms of the JNC equity investment were amended to provide a floor to the conversion price, and to effect the amendment the Company created a 5% Series F convertible preferred stock for which the Series E preferred shares originally issued to JNC were exchanged one for one. Pursuant to the amendment, the Series F preferred shares were originally convertible into common shares at a conversion price of the lesser of $4.00 per common share or 87% of the moving average market price of the Company's common shares at the time of conversion, subject to a $2.50 floor. The Series F preferred shares provide for adjustments in the initial conversion price and as of December 31, 1998 the conversion price had been adjusted to the lesser of $3.76 or 81% of a moving average market price of the Company's common shares at the time of conversion. In the event the market price remains below $2.50 for five consecutive trading days, the floor will be re-set to the lower rate, provided, however, that the floor shall not be less than $1.25. As of December 31, 1999, the floor had been reset to $2.033. JNC also received an additional warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per common share. The Series F preferred shares were convertable at any time, or would be automatically converted at the end of three years, and were subject to specific provisions that would prevent any issuance of I-Link common stock at a discount if and to the extent that such shares would equal or exceed in the aggregate 20 percent of the number of common shares outstanding on July 9, 1998, absent shareholder approval as contemplated by the Nasdaq Stock Market Non-Quantitative Designation Criteria.

JNC may not convert shares of Series F redeemable preferred stock (or receive related dividends in common stock) to the extent that the number of shares of common stock beneficially owned by it and its affiliates after such conversion or dividend payment would exceed 4.999% of the issued and outstanding shares following such conversion. This limitation applies to the number of shares of common stock held at any one time and does not prevent JNC from converting some of its shares of Series F redeemable preferred stock, selling the common stock received, then, subject to the aforementioned limitation, converting additional shares of Series F redeemable preferred stock. The 4.999% limitation may be waived by JNC upon 75 days notice to the Company. See "Note 12 - Legal Proceeding" for additional information relating to the Series F preferred stock and settlement with JNC.

In certain instances, including a change in control of the Company in excess of 33% and if the Company's common stock is not listed on NASDAQ or a subsequent market or is suspended for more than three non-consecutive trading days, the holders of the Series F preferred stock may require that the Company redeem their Series F preferred stock. Because these redemption provisions are not entirely within the control of the Company, the Series F preferred stock is presented as a separate line item above stockholders' deficit as of December 31, 1999.

In addition, the Company issued warrants to purchase 75,000 shares of the Company's common stock at a price of $4.89 per share to two individuals as a brokerage fee in connection with the JNC equity investment.

During 1999 and 1998, JNC converted 750 and two shares of Series F redeemable preferred stock into 3,518,051 and 10,004 shares of common stock, respectively. In addition, during 1999 and 1998, JNC was paid a stock dividend of 165,220 and 240 shares of common stock on the converted shares. As of December 31, 1999, 248 shares of Series F redeemable preferred stock remain issued and outstanding.

On July 23, 1999, the Company completed its offering of 20,000 shares of Series N preferred stock. The offering was fully subscribed through cash subscriptions and the Company exercising its rights to exchange notes payable to Winter Harbor of $8.0 million and $4.0 million, plus accrued interest. In total the Company received $7,281,086 in cash (before expenses of $486,679) and exchanged $12,718,914 in debt and accrued interest. The Series N conversion price was initially set at $2.78, but may be adjusted to the lowest of: (1) 110% of the average trading price for any 20 day period following the date that Series N preferred stock is first issued; (2) the price at which any new common stock or common stock equivalent is issued;

(3) the price at which common stock is issued upon the exercise or conversion of any new options, warrants, preferred stock or other convertible security; (4) the conversion price of the Series F preferred; and (5) a conversion price floor of $1.25. The Series N preferred stock votes with the common stock on an as converted basis and is senior to all other preferred stock of the Company, except that the Series N preferred stock will in all rights be equal in seniority to the already outstanding Series F preferred stock. Dividends will be paid on an as converted basis equal to common stock dividends.

During 1999, holders of the Series N preferred stock converted 3,685 of those shares into 1,413,369 shares of common stock at conversion prices ranging between $2.78 and $2.033.

As the conversion price of the Series N preferred stock at issuance was less than the market price, the Company recognized a $6,978,417 deemed preferred stock dividend in the third quarter of 1999.

On April 14, 1999, the shareholders approved an amendment to the Articles of Incorporation increasing the authorized common stock from 75,000,000 shares to 150,000,000 shares.

At December 31, 1999, 9,486,500 of the 10,000,000 shares of preferred stock authorized remain undesignated and unissued. Dividends in arrears at December 31, 1999 were $543,408, $179,456 and $2,973,877 for Series C, F and M preferred stock, respectively.


NOTE 14 - STOCK-BASED COMPENSATION PLANS

At December 31, 1999, the Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed option plans. On December 13, 1998, the Board of Directors approved a repricing of all options to purchase common stock with exercise prices above $3.90 held by current employees, directors and consultants of the Company. As a result, the exercise price on options to purchase 6,475,000 shares of Common Stock were reduced to $3.90. The options had original exercise prices of between $4.375 and $9.938. All other terms of the various option agreements remained the same. The closing price of the Company's common stock on December 13, 1998 was $2.56.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans and based on the incremental fair value associated with the repricing of options consistent with the method outlined by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated as follows:

                                                         1999                1998                1997
                                                    ----------------    ----------------    ----------------
Net loss as reported                                $    (24,659,288)   $    (27,958,079)   $    (29,858,701)
                                                    ================    ================    ================

Net loss pro-forma                                  $    (33,442,845)   $    (38,224,529)   $    (37,753,358)
                                                    ================    ================    ================

Basic and diluted loss per share as reported        $          (1.57)   $          (2.14)   $         (10.17)
                                                    ================    ================    ================

Basic and diluted loss per share pro-forma          $          (1.98)   $          (2.73)   $         (10.84)
                                                    ================    ================    ================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 97%, 103% and 100% in 1999, 1998, and 1997, respectively, risk free rates ranging from 4.35% to 6.08%, 4.26% to 5.67% and 6.02% to 6.88% in 1999, 1998, and 1997, respectively, expected lives of 3 years for each year, and dividend yield of zero for each year.

                                                       1999                          1998                          1997
                                             --------------------------    -------------------------     -------------------------
                                                            WEIGHTED                     WEIGHTED                      WEIGHTED
                                               OPTIONS       AVERAGE       OPTIONS AND    AVERAGE        OPTIONS AND    AVERAGE
                                             AND WARRANTS   EXERCISE         WARRANTS    EXERCISE          WARRANTS    EXERCISE
                                                              PRICE                        PRICE                         PRICE
                                             ------------- ------------    ------------- -----------     ------------- -----------
Outstanding at beginning of year               30,265,670      $4.54         20,998,872      $4.68         5,761,295       $5.14
Granted                                        12,138,246       2.18          9,978,671       5.48        15,526,000        4.45
Exercised                                         (74,280)      2.03           (399,540)      1.71           (79,923)       1.73
Expired                                          (301,462)      3.59           (145,834)      5.42           (14,584)       6.75
Forfeited                                         (83,083)      4.13           (166,499)      6.67          (193,916)       5.68
                                             ------------- ------------    ------------- -----------     ------------- -----------
Outstanding at end of year                     41,945,091      $2.67         30,265,670      $4.54        20,998,872       $4.68
                                             ============= ============    ============= ===========     ============= ===========

Options and warrants exercisable
     at year end                               37,074,871                    24,479,374                   14,873,577
                                             =============                 =============                 =============
Weighted-average fair value of options
     and warrants granted during the year                      $2.61                         $4.69                         $5.78
                                                           ============                  ===========                   ===========

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1999.

                                 OPTIONS AND           WEIGHTED           WEIGHTED                            WEIGHTED
                                  WARRANTS              AVERAGE           AVERAGE            NUMBER            AVERAGE
                               OUTSTANDING AT       REMAINING LIFE        EXERCISE        EXERCISABLE         EXERCISE
 EXERCISE PRICE                   12/31/99              (YEARS)            PRICE           AT 12/31/99          PRICE
 -------------------------    ------------------    ----------------    -------------    ---------------    --------------
 $0.875 to $2.450                   29,589,065               5.92             $2.03         29,234,732            $2.03
 $2.563 to $3.531                    2,844,487               7.23              2.76          1,318,736             2.65
 $3.563 to $4.250                    7,071,539               7.34              3.89          5,821,403             3.90
 $4.656 to $7.000                    2,440,000               2.96              6.72            700,000             6.37
                              ------------------    ----------------    -------------    ---------------    --------------
                                    41,945,091               6.07             $2.67         37,074,871            $2.43
                              ==================    ================    =============    ===============    ==============

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

As of December 31, 1999, there were incentive stock options to purchase 1,602,709 shares of the Company's common stock and non-qualified stock options to purchase 1,314,167 shares of the Company's common stock outstanding. The outstanding options vest over three years at exercise prices of $2.125 to $4.91 per share. Options issued under the plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the plan. During 1999 and 1998, options to purchase 126,042 and 228,500 shares of common stock, respectively, were forfeited or expired.

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

As of December 31, 1999, options for the purchase of 8,169 shares of common stock at prices ranging from $0.875 to $3.875 per share were outstanding, all of which are exercisable. In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the plan; however, outstanding options granted under the plan will continue to be governed by the terms thereof until exercise or expiration of such options.

1995 DIRECTOR STOCK OPTION AND APPRECIATION RIGHTS PLAN

The 1995 Director Stock Option and Appreciation Rights Plan (the "1995 Director Plan") provides for the issuance of incentive options, non-qualified options and stock appreciation rights to directors of the Company. The 1995 Director Plan provides for the grant of incentive options, non-qualified options, and SARs to purchase up to 250,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).

The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis to each member of the Board of Directors then serving to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. The number of shares granted to each Board member was increased to 20,000 in 1998. In addition, the Board member will receive 5,000 options for each committee membership. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 190,000 shares of common stock reserved for issuance under the 1995 Director Plan. The Company granted 105,000 options to purchase common shares under this plan in 1997. As of December 31, 1999, options to purchase 170,000 shares of common stock at prices ranging from $1.00 to $1.25 per share are outstanding and exercisable. There were 20,000 options exercised under this plan during 1997 and 40,000 options exercised during 1996. No options were granted or exercised under this plan in 1998 or 1999.

1995 EMPLOYEE STOCK OPTION AND APPRECIATION RIGHTS PLAN

The 1995 Employee Stock Option and Appreciation Rights Plan (the "1995 Employee Plan") provides for the issuance of incentive options, non-qualified options, and SARs.

Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as non-qualified options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of incentive options and non-qualified options.

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 400,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 1999, options to purchase 280,333 shares of common stock with exercise prices ranging from $1.125 to $3.90 are outstanding under the 1995 Employee Plan. During 1999 and 1998, options to purchase 45,834 and 23,833 shares of common stock were forfeited or expired and during 1997, options to purchase 25,000 shares of common stock were exercised.

OTHER WARRANTS AND OPTIONS

Pursuant to the terms of a Financial Consulting Agreement dated as of November 3, 1994 between the Company and JW Charles Financial Services, Inc., the Company issued a common stock purchase warrant (the "JWC Warrant") covering 250,000 (331,126 as adjusted) shares of common stock to JW Charles Financial Services as partial consideration for its rendering financial consulting services to the Company. The warrant is exercisable at a price of $1.51 per share and expires on November 3, 2001. During 1998, warrants to purchase 165,563 shares of common stock were exercised.

In April 1996, the Company approved the issuance of 1,000,000 options to John Edwards at an option price of $7.00 per share (repriced to $3.90 on December 13, 1998) as part of his employment agreement. The options vest over a three-year period and expire in 2006.

On July 1, 1996, the Company approved the issuance of options to purchase 1,500,000 and 500,000 shares of common stock to Clay Wilkes and Alex Radulovic respectively as part of their employment agreements. Each option has an exercise price of $7.00 per share, vesting in 25% increments in the event that the average closing bid price of a share of the Company's common stock for five consecutive trading days exceeds $10, $15, $20 and $25, respectively. Each option becomes exercisable (to the extent vested) on June 30, 1997, vests in its entirety on June 30, 2001 and lapses on June 30, 2002. As of December 31, 1999, 500,000 of the options had vested.

In August 1996, Commonwealth Associates, the Placement Agent for the Company's offering of Series C preferred stock and 8% Convertible Notes, designated Joseph Cohen as its nominee for election to the Board of Directors. The Company issued options to purchase 64,000 shares of common stock to Mr. Cohen, exercisable at the fair market value of the common stock on September 30, 1996 of $5.25 (repriced to $3.90 on December 31, 1998). All options were vested and exercisable as of December 31, 1999 and expire in September 2006. In September 1996, the Company closed a private placement offering of Series C preferred stock. As a result of this transaction, the Company issued warrants to purchase 750,000 shares of common stock at an exercise price of $2.50 per share as compensation to the Placement Agent. These warrants expire on August 20, 2001. During 1999, 1998 and 1997, warrants to purchase 73,050, 46,477 and 34,923 shares of common stock were exercised, respectively.

John Edwards agreed to amend his employment contract on August 21, 1996, which reduced his salary. In consideration of the salary reduction, the Company granted him options, which vested immediately, to purchase 250,000 shares of common stock. The options have a term of 10 years and an exercise price of $4.875 per share (repriced to $3.90 on December 13, 1998) which was based on the closing price of the stock at grant date.

In October 1996 the Company agreed to issue options to purchase 250,000 shares of common stock each to William Flury and Karl Ryser Jr. pursuant to their employment agreements. The options were issued at $4.41 (repriced to $3.90 on December 13, 1998) based on the closing price of the stock at grant date. The options vest quarterly over a three-year period and expire in 2006. As of December 31, 1999, 41,670 options had been forfeited.

During 1996, the Company issued 120,000 warrants to non-employees at $4.00 per share. The warrants expired in 1999.

During 1997, the Company issued options to purchase 1,210,000 share of common stock (210,000 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $4.875 to $8.438 (repriced to $3.90 on December 13, 1998), which was based on the closing price of the stock at the grant date. The fair value of the options issued was recorded as deferred compensation of $4,757,134 to be amortized over the expected period the services were to be provided. As a result of the repricing, the Company recorded additional deferred compensation expense totaling $262,200 (of which $44,364 and $196,733 was expensed in 1999 and 1998, respectively), representing the incremental fair value of the repriced options over the original options. During 1999, 1998 and 1997, $852,714, $1,157,901 and $2,467,369, respectively, of the deferred compensation was amortized to expense. During 1999 and 1998, options to purchase 16,669 and 60,000, respectively, shares of common stock expired. The remaining options must be exercised within ten years of the grant date.

During 1997, the Company issued non-qualified options to purchase 2,295,000 shares of common stock to certain executive employees at exercise prices ranging from $4.875 to $5.188 (repriced to $3.90 on December 13, 1998), which was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. During 1999, options to purchase 66,670 shares of common stock were forfeited.

During 1998, the Company issued non-qualified options to purchase 935,000 shares of common stock to certain executive employees at exercise prices ranging from $2.563 to $3.125, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. During 1999, options to purchase 58,333 shares of common stock were forfeited.

During 1999, the Company issued non-qualified options to purchase 655,000 shares of common stock to certain executive employees at exercise prices ranging from $2.50 to $3.563, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date.

During 1999, the Company issued options to purchase 200,000 share of common stock to consultants at an exercise price ranging from $3.00 which was based on the closing price of the stock at the grant date. The fair value of the options issued was recorded as deferred compensation of $300,000 to be amortized over the expected period the services were to be provided. During 1999 $162,500 of the deferred compensation was amortized to expense.


NOTE 15 - SEGMENT OF BUSINESS REPORTING

In 1998, the Company adopted SFAS 131. The prior year's segment information has been restated to present the Company's three reportable segments as follows:

- Telecommunications services - includes long-distance toll services and enhanced calling features such as V-Link. The telecommunications services products are marketed primarily to residential and small business customers.

- Marketing services - includes training and promotional materials to independent sales representatives (IRs) in the network marketing sales channel and WebCentre set-up and monthly recurring fees. Additionally, revenues are generated from registration fees paid by IRs to attend regional and national sales conferences (see Note 17).

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

                                                                  FOR THE YEAR ENDING DECEMBER 31, 1999

                                                                                             TECHNOLOGY               TOTAL
                                               TELECOMMUNICATION          MARKETING        LICENSING AND           REPORTABLE
                                                    SERVICES              SERVICES          DEVELOPMENT             SEGMENTS
                                             -----------------------    --------------    -----------------      ----------------
Revenues from external customers                     $26,440,000          $3,673,000          2,507,000             $32,620,000
Interest revenue                                               -                   -                  -                       -
Interest expense                                          51,000                   -                  -                  51,000
Depreciation and amortization expense                  2,128,000             115,000            115,000               2,358,000
Segment loss                                          (1,818,000)         (2,456,000)        (1,472,000)             (5,746,000)

Other significant non-cash items:
     Amortization of deferred
         compensation on stock options                   163,000             557,000                  -                 720,000
     Provision for doubtful accounts                   3,703,000                   -                  -               3,703,000

Expenditures for segment assets                        3,191,000             282,000            282,000               3,755,000

Segment assets                                         8,423,000             620,000          1,464,000              10,507,000

                                                                   FOR THE YEAR ENDING DECEMBER 31, 1998

                                                                                             TECHNOLOGY             TOTAL
                                                TELECOMMUNICATION         MARKETING        LICENSING AND         REPORTABLE
                                                    SERVICES              SERVICES          DEVELOPMENT           SEGMENTS
                                              ----------------------    --------------    -----------------    ----------------
Revenues from external customers                      $19,635,000         $4,548,000         $1,466,000           $25,649,000
Interest revenue                                           63,000                  -                    -              63,000
Interest expense                                          127,000                  -                  -               127,000
Depreciation and amortization expense                     827,000             30,000             35,000               892,000
Segment loss                                           (5,258,000)        (1,332,000)        (1,823,000)           (8,413,000)

Other significant non-cash items:
     Amortization of deferred
           compensation on stock options                        -            706,000                  -               706,000
     Provision for doubtful accounts                    3,161,000                  -                    -           3,161,000

Expenditures for segment assets                         1,012,000             46,000             56,000             1,114,000

Segment assets                                          7,006,000            115,000            883,000             8,004,000

                                                                 FOR THE YEAR ENDING DECEMBER 31, 1997

                                                                                             TECHNOLOGY            TOTAL
                                                TELECOMMUNICATION         MARKETING        LICENSING AND        REPORTABLE
                                                    SERVICES              SERVICES          DEVELOPMENT          SEGMENTS
                                              ----------------------    --------------    -----------------    --------------
Revenues from external customers                      $11,081,000        $ 2,637,000           $  347,000       $14,065,000
Interest expense                                          118,000                  -                    -           118,000
Depreciation and amortization expense                     596,000             31,000                9,000           636,000
Segment loss                                           (7,781,000)        (1,687,000)            (765,000)      (10,233,000)

Other significant non-cash items:
     Amortization of deferred
         Compensation on stock options                          -            627,000                    -           627,000
     Provision for doubtful accounts                    1,385,000                  -                    -         1,385,000

Expenditures for segment assets                           925,000            104,000               14,000         1,043,000

Segment assets                                          5,067,000             99,000              383,000         5,549,000

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

                                                                                 1999               1998                 1997
Total interest revenue for reportable segments                               $            -         $  63,000        $            -
Unallocated interest revenue from corporate accounts                                179,000           207,000               216,000
                                                                           -----------------   ----------------    -----------------
                                                                                   $179,000          $270,000              $216,000
                                                                           =================   ================    =================

Total interest expense for reportable segments                                  $    51,000       $   127,000           $   118,000
Unallocated amortization of discount on notes payable                             3,361,000         7,405,000             2,372,000
Unallocated interest expense associated with issuance of convertible debt                 -                 -               320,000
Unallocated interest expense from related party debt                              1,571,000           851,000               160,000
Other unallocated interest expense from corporate debt                              103,000            21,000                53,000
                                                                           -----------------   ----------------    -----------------
                                                                                 $5,086,000        $8,404,000            $3,023,000
                                                                           =================   ================    =================

Total depreciation and amortization for reportable segments                      $2,358,000       $   892,000           $   636,000
Unallocated amortization expense from intangible assets                           2,894,000         2,894,000             1,627,000
Other unallocated depreciation from corporate assets                                231,000           407,000               286,000
                                                                           -----------------   ----------------    -----------------
                                                                                 $5,483,000        $4,193,000            $2,549,000
                                                                           =================   ================    =================

Total segment loss                                                              $(5,746,000)      $(8,413,000)         $(10,233,000)
Unallocated non-cash amount in consolidated net loss:
     Amortization of discount on notes payable                                   (3,361,000)       (7,405,000)           (2,372,000)
     Loss on write-off and disposal of certain assets                            (1,847,000)                -            (1,211,000)
     Interest expense associated with issuance of convertible notes                       -                 -              (320,000)
     Amortization of deferred compensation on stock options issued
         for services                                                              (296,000)         (452,000)           (1,840,000)
     Amortization of intangible assets                                           (2,894,000)       (2,894,000)           (1,627,000)
     Acquired in-process research and development                                         -                 -            (4,236,000)
Other corporate expenses                                                        (10,016,000)       (8,616,000)           (6,829,000)
                                                                           -----------------   ----------------    -----------------
                                                                               $(24,160,000)     $(27,780,000)         $(28,668,000)
                                                                           =================   ================    =================

Total amortization of deferred compensation for reportable segments             $   720,000        $    706,000          $   627,000
Unallocated amortization of deferred compensation                                   296,000             452,000            1,840,000
                                                                           -----------------   ----------------    -----------------
                                                                              $   1,016,000          $1,158,000           $2,467,000
                                                                          ==================   ================    =================

Expenditures for segment long-lived assets                                       $3,755,000          $1,114,000           $1,043,000
Unallocated expenditures for development of information systems                           -           1,723,000                    -
Other unallocated expenditures for corporate assets                                 703,000             422,000              906,000
                                                                           -----------------   ----------------    -----------------
                                                                                 $4,458,000          $3,259,000           $1,949,000
                                                                          ==================   ================    =================

Segment assets                                                                  $10,507,000        $  8,004,000         $  5,549,000
Intangible assets not allocated to segments                                       6,551,000           9,420,000           12,314,000
Furniture, fixtures and equipment not allocated to segments                       1,240,000           1,496,000            1,156,000
Software and information systems not allocated to segments                          228,000           2,476,000              118,000
Net assets of discontinued operations                                                     -             417,000              595,000
Other assets not allocated to segments                                            3,132,000           2,042,000            4,521,000
                                                                           -----------------   ----------------    -----------------
                                                                                $21,658,000         $23,855,000          $24,253,000
                                                                           =================   ================    =================

NOTE 16 - COMMITMENTS

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into employment and consulting agreements with a consultant and eight employees, primarily executive officers and management personnel. These agreements generally continue over the entire term unless terminated by the employee or consultant of the Company, and provide for salary continuation for a specified number of months. Certain of the agreements provide additional rights, including the vesting of unvested stock options in the event a change of control of the Company occurs or termination of the contract without cause. The agreements contain non-competition and confidentiality provisions. As of December 31, 1999, if the contracts were to be terminated by the Company, the Company's liability for salary continuation would be approximately $1,450,000.

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

In January 1999, the Company entered into an agreement with a national carrier to lease local access spans. The three-year agreement includes minimum usage commitments of $1,512,000 during the first year and $2,160,000 in the second and third years. If the Company were to terminate the agreement early, it would be required to pay 25 percent of any remaining second and third year minimum monthly usage requirements.

In December 1999, the Company entered into an agreement with a national carrier to provide long-distance capacity in order to provide long-distance telecommunications services to the Company's customers who reside in areas not yet serviced by the Company's dedicated telecommunications network. The eighteen-month agreement includes minimum monthly usage commitments of $250,000 beginning in the sixth month of the agreement. Either party may terminate the agreement with 90 days notice.


NOTE 17 - SUBSEQUENT EVENTS

LINE OF CREDIT WITH WINTER HARBOR

On April 13, 2000, Winter Harbor, LLC, agreed to provide I-Link with a line of credit of up to an aggregate amount of $15,000,000. This commitment expires on the earlier of April 12, 2001 or the date I-Link has received net cash proceeds of not less than $15,000,000 pursuant to one or more additional financings or technology sales, as well as licensing or consulting agreements outside the normal and historical course of business. The $15,000,000 aggregate commitment will be reduced by the $1,300,000 (plus accrued interest at 8% per annum) advanced to I-Link in the first quarter of 2000 by Winter Harbor, interest accruing on any other advances under such commitment, as well as any net cash proceeds received by I-Link in the future from additional financings or technology sales as well as licensing or consulting agreements outside the normal and historical course of business. Any amounts outstanding under the loan will be due and payable no later than April 12, 2001. As part of this agreement, I-Link has agreed to use its best effort to consummate as soon as possible one or more additional financings, technology sales or licensing or consulting agreements and to repay amounts outstanding under the loan with any net cash proceeds received by it from any such transaction. The loan from Winter Harbor will bear interest at 12.5% per annum, be secured by substantially all of the assets of I-Link and may be converted into common stock of I-Link, at the option of Winter Harbor, at a fixed conversion price of $8.625 per share. If I-Link has not terminated the commitment and repaid all amounts outstanding thereunder by May 15, 2000, it will issue to Winter Harbor up to 750,000 warrants to purchase I-Link common stock, with the actual number of warrants issued to be equal to the product of 750,000 times a fraction, the numerator of which equals the sum of the outstanding commitment and unpaid balance under the loan on such date and the denominator of which is 15,000,000. The warrants will be exercisable at a fixed strike price of $8.625 per share and expire in five years

STRATEGIC MARKETING AND CHANNEL AGREEMENT WITH BIG PLANET

On February 15, 2000 the Company signed a strategic marketing and channel agreement with Big Planet, a wholly owned subsidiary of Nu Skin Enterprises, Inc. Under terms of the agreement, I-Link's independent network marketing sales force (the IR's) transitioned to Big Planet, and Big Planet was granted the exclusive worldwide rights to market and sell I-Link's products and services through the Network Marketing (sometimes referred to as "Multi-Level") sales channel to residential and small business users. Other I-Link sales channels into the residential, small business, and other markets are unaffected by the agreement with Big Planet. The impact on the results of operations will be a termination of marketing service revenues and marketing service costs effective February 15, 2000. Additionally, telecommunication service revenues will initially decrease as the Company sells its services to the same subscribers but through Big Planet at wholesale prices which will initially reduce telecommunication services revenues by approximately 40%. The reduction in telecommunications service revenues will also be partially offset by a reduction in commissions paid to IRs related to telecommunication services revenues, which accounted for approximately 13% of telecommunication network expense in 1999. However the Company believes the revenue reduction will be temporary and believes that this affliiation with Big Planet will have a positive strategic and overall long-term financial impact to the Company by increasing revenues, reducing expenses and increasing profit margins through new customer subscriptions to current and future I-link products and decreasing channel management expenses in the short and long term. The Company anticipates the future increase in revenues to be related to leveraging the larger consolidated sales force of IRs in Big Planet. However, there can be no assurance that this agreement will result in increased sales, decreased costs or increased profitability of the Company.

WHOLESALE SERVICE PROVIDER AND DISTRIBUTION AGREEMENT

On February 15, 2000 the Company entered into a wholesale service provider and distribution agreement with Big Planet, a wholly owned subsidiary of NuSkin Enterprises, Inc. Under the terms of the agreement, Big Planet will integrate the Company's independent network marketing representatives into the Big Planet sales force. In addition, Big Planet will acquire and provide the Company's products and services directly to I-Link's existing customers which were acquired through the I-Link network marketing channel. Big Planet will pay the Company a wholesale fee for products and services used by its customers. As a result, the Company anticipates that initially, its revenues from telecommunications revenue will decrease as a result from this change from retail to wholesale billing. Other existing I-Link customers will be retained and serviced by the Company. There will also be a decrease in costs associated with the customers transitioned to Big Planet as the Company will no longer have to pay commissions to IR's on the sale of telecommunications products and will be reimbursed by Big Planet for certain costs associated with servicing those customers. Also, after February 15, 2000 the Company will no longer receive revenues from the sale of network marketing products such as WebCentre and IR kits and will no longer incur the costs associated with maintaining that marketing channel. The Company believes this agreement with Big Planet will have a positive strategic and financial impact to the Company by increasing future revenues, reducing channel management and operating expenses and increasing profit margins through new customer subscriptions generated from the I-Link Worldwide LLC and Big Planet combined sales force.

LEASE FACILITY

In March 2000, the Company entered into a new lease facility with Cisco Systems Capital providing for equipment purchases of up to $5,000,000. The equipment will be used in expanding the Company's IP network. The lease agreement requires monthly payments over the three-year term.

OTHER ITEMS

During January and February 2000, the Company issued approximately 4,670,000 options to purchase the Company's common stock at exercise prices based on the closing price of the stock at the grant date. Of the options granted, 2,550,000 were to executives of the Company and as such 2,050,000 are subject to shareholder approval at the next annual meeting.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of I-Link Incorporated and
Subsidiaries:

In our opinion, the accompanying financial statement schedule is fairly stated in all material respects in relation to the basic financial statements, taken as a whole, of I-Link Incorporated and subsidiaries for the years ended December 31, 1999, 1998 and 1997, which are covered by our report dated April 13, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements.




PricewaterhouseCoopers LLP
Salt Lake City, Utah
April 13, 2000

                      I-LINK INCORPORATED AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                 BALANCE AT         CHARGED TO                                BALANCE AT
                                                 BEGINNING           COSTS AND                                  END OF
                DESCRIPTION                      OF PERIOD           EXPENSES          DEDUCTIONS (a)           PERIOD
--------------------------------------------   ---------------    ----------------    -----------------     ---------------
Allowance for doubtful accounts:
     December 31, 1997                                     -          1,385,000                    -           1,385,000
     December 31, 1998                             1,385,000          3,160,621            2,604,621           1,941,000
     December 31, 1999                             1,941,000          3,703,077            3,855,077           1,789,000

----------------------
(a) For the allowance for doubtful accounts represents amounts written off as uncollectible and recoveries of previously reserved amounts.