Form 10-Q
period 2000-03-31
I LINK INC
filed 2000-05-19
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from _________ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                                 --------------

As of May 15, 2000, the registrant had outstanding 26,779,023 shares of $0.007 par value common stock.

PART I - FINANCIAL INFORMATION

                      I-LINK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                     ASSETS                                                          March 31, 2000          December 31,
                                                                                      (Unaudited)               1999
                                                                                   ------------------      -----------------
Current assets:
   Cash and cash equivalents                                                          $  5,757,030           $   2,950,730
   Accounts receivable, less allowance for doubtful accounts of $1,070,516 and
      $1,789,000 as of March 31, 2000 and December 31, 1999, respectively                4,650,159               4,344,406
   Certificates of deposit - restricted                                                     53,980                  53,500
   Other current assets                                                                    212,350                 308,691
                                                                                   ------------------      -----------------
      Total current assets                                                              10,673,519               7,657,327

Furniture, fixtures, equipment and software, net                                         7,775,908               7,019,361

Other assets:
   Intangible assets, net                                                                5,832,383               6,551,453
   Certificates of deposit - restricted                                                     76,136                  76,136
   Other assets                                                                            453,920                 353,922
                                                                                   ------------------      -----------------
                                                                                       $24,811,866            $ 21,658,199

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                    $ 3,535,810            $  4,131,675
   Accrued liabilities                                                                   5,222,496               2,629,046
   Current portion of long-term debt                                                       751,660                 751,660
   Notes payable to related parties                                                      1,300,000                       -
   Current portion of obligations under capital leases                                   1,366,507               1,380,957
   Net liabilities of discontinued operations                                               82,629                  82,629
                                                                                   ------------------      -----------------
      Total current liabilities                                                         12,259,102               8,975,967

Notes payable to related parties                                                         7,768,000               7,768,000
Accrued interest on long-term notes payable                                              1,586,363               1,345,801
Obligations under capital leases                                                           506,404                 544,724
                                                                                   ------------------      -----------------
                                                                                        22,119,869              18,634,492
                                                                                   ------------------      -----------------
Commitments and contingencies (Note 8)

Redeemable preferred stock - Class M                                                    11,734,820              11,734,820
Redeemable preferred stock - Class F                                                             -               2,338,784
Redeemable common stock to be issued (Note 6)                                            1,397,973                       -
                                                                                   ------------------      -----------------
                                                                                        13,132,793              14,073,604
                                                                                   ------------------      -----------------

Stockholders' deficit:
   Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 34,223 and 49,992 at March 31, 2000 and December 31, 1999,
      respectively, liquidation preference of $16,655,917 at March 31, 2000.               342,230                 499,920
   Common stock, $.007 par value, authorized 150,000,000 shares, issued and outstanding 26,662,252 and 24,150,829 at March 31,
      2000 and December 31, 1999, respectively                                             186,636                 169,056
   Additional paid-in capital                                                          103,378,458              98,734,475
   Deferred compensation                                                                  (362,315)               (499,377)
   Accumulated deficit                                                                (113,985,805)           (109,953,971)
                                                                                   ------------------      -----------------
     Total stockholders' deficit                                                       (10,440,796)            (11,049,897)
                                                                                   ------------------      -----------------

                                                                                       $24,811,866            $ 21,658,199
================================================================================== ================== ==== =================


The accompanying notes are an integral part of these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         for the Three Months Ended March 31, 2000 and 1999 (Unaudited)


                                                                        2000                    1999
                                                                  ------------------      -----------------
Revenues:
   Telecommunication services                                         $ 5,287,208           $  6,182,698
   Marketing services                                                     464,354                759,872
   Technology licensing and development                                 4,506,500                294,416
   Other                                                                  701,103                      -
                                                                  ------------------      -----------------
     Total revenues                                                    10,959,165              7,236,986
                                                                  ------------------      -----------------

Operating costs and expenses:
   Telecommunication network expense                                    6,113,062              4,323,430
   Marketing services                                                     349,034              1,216,309
   Selling, general and administrative                                  3,919,088              2,837,123
   Provision for doubtful accounts                                        325,716                905,706
   Depreciation and amortization                                        1,488,889              1,343,420
   Write-down of capitalized software costs                                     -              1,847,288
   Research and development                                               832,912                573,035
                                                                  ------------------      -----------------
     Total operating costs and expenses                                13,028,701             13,046,311
                                                                  ------------------      -----------------

Operating loss                                                         (2,069,536)            (5,809,325)
                                                                  ------------------      -----------------

Other income (expense):
   Interest expense                                                      (443,842)            (1,125,889)
   Interest and other income                                               37,827                 23,579
   Settlement expense (Note 6)                                         (1,359,950)                     -
                                                                  ------------------      -----------------
     Total other income (expense)                                      (1,765,965)            (1,102,310)
                                                                  ------------------      -----------------

Loss from continuing operations                                        (3,835,501)            (6,911,635)

Loss from discontinued operations (less applicable income tax provision of $0 for the three months ended March 31, 2000
     and 1999)                                                                  -               (350,000)
                                                                  ------------------      -----------------

         Net loss                                                     $(3,835,501)           $(7,261,635)
                                                                  ==================      =================

Calculation of net loss per common share:

Loss from continuing operations                                      $(3,835,501)             $(6,911,635)
Cumulative preferred stock dividends not paid in current period         (407,393)                (453,036)
Dividends paid on Class F redeemable preferred stock                     (18,214)                 (39,874)
                                                                  ------------------      -----------------

     Loss from continuing operations applicable to
         common stock                                                $(4,261,108)             $(7,404,545)
                                                                  ==================      =================

Basic and diluted weighted average shares outstanding                 24,901,536               19,266,499
                                                                  ==================      =================

Net loss per common share - basic and diluted:
   Loss from continuing operations                                        $(0.17)                 $(0.38)
   Loss from discontinued operations                                        0.00                  $(0.02)
                                                                  ------------------      -----------------
     Net loss per common share                                            $(0.17)                 $(0.40)
                                                                  ==================      =================


The accompanying notes are an integral part of these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)


                                                 Preferred Stock       Common Stock
                                                -----------------    -----------------
                                                                                            Additional
                                                                                             Paid-in       Deferred    Accumulated
                                                Shares   Amount    Shares      Amount        Capital     Compensation    Deficit
                                                ------   ------    ------      ------        -------     ------------   -----------
Balance at December 31, 1999                   49,992    $499,920    24,150,829  $169,056   $ 98,734,475  $(499,377)  $(109,953,971)
Conversion of preferred stock into
  common stock                                (16,017)    (160,170)   1,884,544    13,192        146,980
Reclassification of Class F redeemable
  preferred stock from mezzanine due to
  conversion to common stock                      248        2,480                             2,336,305
Common stock dividend paid to holders of
  class F redeemable preferred stock                                     87,477       612        195,721                   (196,333)
Reclassification of redeemable common stock
   to be issued to mezzanine                                           (660,481)   (4,622)    (1,393,352)
Exercise of stock options and warrants                                1,199,883     8,398      3,303,427
Stock options issued for services                                                                 54,902    (54,902)
Amortization of deferred compensation on
  stock options issued for services                                                                         191,964
Net loss                                                                                                                 (3,835,501)
                                              ---------- --------- ------------ ----------- ------------- ----------- --------------

Balance at March 31, 2000                      34,223    $342,230    26,662,252  $186,636   $103,378,458  $(362,315)  $(113,985,805)
                                              ========== ========= ============ =========== ============= =========== ==============


The accompanying notes are an integral part of the accompanying financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                               For the Three Months Ended
                                                                                                       March 31,
                                                                                        -----------------------------------------
                                                                                               2000                  1999
                                                                                        -------------------    ------------------
Cash flows from operating activities:
   Net loss                                                                                   $(3,835,501)          $(7,261,635)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                             1,488,889             1,343,420
      Provision for doubtful accounts                                                             325,716               905,706
      Amortization of discount on notes payable                                                         -               659,180
      Write-down of capitalized software costs                                                          -             1,847,288
      Amortization of deferred compensation on stock options issued for services                  191,964               314,417
      Increase (decrease) from changes in operating assets and liabilities:
          Accounts receivable                                                                    (631,469)           (1,407,032)
          Other assets                                                                             (4,137)             (166,572)
          Accounts payable, accrued liabilities and interest                                      486,969               597,703
      Discontinued operations - noncash charges and working capital changes                        72,639               320,652
                                                                                        -------------------    ------------------
                  Net cash used in operating activities                                        (1,904,930)           (2,846,873)
                                                                                        -------------------    ------------------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                              (1,526,367)             (406,523)
   Proceeds received from maturity of certificate of deposit - restricted                               -                76,666
   Investing activities of discontinued operations                                                      -                30,000
                                                                                        -------------------    ------------------
                  Net cash used in investing activities                                        (1,526,367)             (299,857)
                                                                                        -------------------    ------------------

Cash flows from financing activities:
   Proceeds from note payable to related party                                                  1,300,000             4,200,000
   Proceeds from advance under strategic marketing agreement                                    1,751,183                     -
   Payment of long-term debt                                                                            -              (254,344)
   Payment of related party debt                                                                        -              (287,500)
   Payment of capital lease obligations                                                           (52,772)             (114,577)
   Proceeds from exercise of common stock warrants and options                                  3,311,825                 5,000
                                                                                        -------------------    ------------------
                  Net cash provided by financing activities                                     6,310,236             3,548,579
                                                                                        -------------------    ------------------

Increase in cash and cash equivalents                                                           2,878,939               401,849

Cash and cash equivalents at beginning of period                                                2,996,004             1,368,927
                                                                                        -------------------    ------------------

Cash and cash equivalents at end of period                                                    $ 5,874,943           $ 1,770,776
                                                                                        ===================    ==================

Cash and cash equivalents at end of period:
   Continuing operations                                                                      $ 5,757,030           $ 1,712,200
   Discontinued operations                                                                        117,913                58,576
                                                                                        -------------------    ------------------
      Total cash and cash equivalents at end of period                                        $ 5,874,943           $ 1,770,776
                                                                                        ===================    ==================

Supplemental schedule of non-cash investing and financing activities:

   Reclassification of common stock to be issued to mezzanine                                  $1,397,973                    -
   Reclassification of Class F redeemable preferred stock from mezzanine                       $2,338,785           $1,310,851
   Warrants issued in connection with a standby letter of credit                                        -             $735,720
   Equipment acquired under capital lease obligations                                                   -           $1,654,653
   Stock options issued for services                                                              $54,902             $237,351
   Sale of assets of discontinued operations for note receivable                                        -              $35,000


The accompanying notes are an integral part of the accompanying financial statements

                       I-LINK INCORPORATED AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   -----------

Note 1 - Description of Business, Principles of Consolidation and Liquidity

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (the "Company"). The Company is an integrated voice and data communications company focused on simplifying the delivery of "Unified Communication." Unified Communication is the integration of traditional telecommunications with new data IP (Internet Protocol) communications systems with the effect of simplifying communications, increasing communication capabilities and lowering overall communication costs. Unified Communication platforms integrate telecommunication, mobile communication, paging, voice-over-IP (VoIP), fax and Internet technologies. Through its wholly owned subsidiaries I-Link Communications, Inc., and I-Link Systems, Inc., the Company provides enhanced telecommunications services on a wholesale and retail basis. Through its wholly-owned subsidiaries MiBridge, Inc., and ViaNet Technologies Ltd., the Company undertakes the research and development of new telecommunications services, products, and technologies, and the licensing of certain of these products and technologies to other telecommunications companies.

All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 23, 1998, the Company's Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its efforts on the sale of telecommunication services and technology licensing. The Company has sold or intends to sell all of the assets of the medical services subsidiaries, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries. During 1998, the Company received $310,000 from the sale of assets from the medical service subsidiaries. In January 1999, the Company sold additional assets for $15,000 and a note receivable of $35,000. In April 2000, the Company completed the sale of certain non-operating assets located in China, which had experienced unexpected delays in disposal. As of March 31, 2000, there were no revenue generating activities remaining from the medical services operations. On-going administrative costs primarily consist of fees associated with collecting outstanding accounts receivable. These anticipated costs have been accrued for as part of management's best estimate of the expected ultimate loss on disposal. The results of the medical services operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net liabilities of discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 2000 and 1999, (b) the financial position at March 31, 2000, and (c) cash flows for the three-month periods ended March 31, 2000 and 1999. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $3,835,501 for the three-month period ended March 31, 2000, and as of March 31, 2000 had an accumulated deficit of $113,985,805 and negative working capital of $1,585,583. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 2000 to fund ongoing operations, the continued expansion of its private telecommunications network facilities, development and manufacturing of its Indavo product and anticipated growth in subscriber base.

In order to provide for capital needs, the Company entered into two agreements subsequent to March 31, 2000, namely a line of credit agreement with Winter Harbor and a strategic alliance with Red Cube Group (See Note 10).

While the Company believes that the aforementioned sources of funds combined with ongoing revenues and other available sources of financing will be sufficient to fund its operations in 2000, the Company anticipates that additional funds will be necessary after such time to fund its operations and finance the planned expansion of the Company's business communications services, product development and manufacturing, and to discharge the financial obligations of the

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  -----------

Note 1 - Description of Business, Principles of Consolidation and Liquidity, continued

Company. The availability of such funds will depend on prevailing market conditions, interest rates, and financial position and results of operations of the Company. There can be no assurance that such funds will be available, or if available that they will be on terms and conditions favorable to the Company. Furthermore, the Company may need to raise funds prior to 2001 if, for example, the Company accelerates the expansion of its network, pursues acquisitions or experiences operating losses that exceed our current expectation.


Note 2 - Summary of Significant Accounting Policies

Net loss per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for the three-month periods ending March 31, 2000 and 1999, basic and diluted loss per share are the same.


Note 3 - Discontinued Operations

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows:

                                                                  March 31, 2000         December 31,
                                                                    (Unaudited)              1999
                                                                 ------------------     ----------------
        Assets:
          Current assets:
            Cash and cash equivalents                                 $   117,913          $     45,274
            Accounts receivable                                           289,725               391,590
            Inventory                                                     555,291               555,291
            Other                                                          33,233                33,233
                                                                 ------------------     ----------------
              Total current assets                                        996,162             1,025,388

          Furniture, fixtures and equipment, net                           37,850                37,850
          Other non-current assets                                            854                   854
                                                                 ------------------     ----------------
              Total assets                                              1,034,866             1,064,092
                                                                 ------------------     ----------------

        Liabilities:
          Current liabilities:
            Accounts payable and accrued liabilities                      875,833               905,060
            Notes payable                                                 241,662               141,661
                                                                 ------------------     ----------------
              Total current liabilities                                 1,117,495             1,046,721
                                                                 ------------------     ----------------

          Note Payable                                                          -               100,000
                                                                 ------------------     ----------------

        Net liabilities of discontinued operations                     $  (82,629)          $   (82,629)
                                                                 ==================     ================

The net liabilities of the discontinued operations as of March 31, 2000 and December 31, 1999 are shown as a current liability in the Consolidated Balance Sheets as it is anticipated that the disposal of the medical services remaining assets will be completed by the third quarter of 2000. Revenues of the discontinued operations were $0 and $130,623 for the three-month periods ending March 31, 2000 and 1999, respectively.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  -----------


Note 4 - Capital Financing

In March 2000, the Company entered into a new lease facility providing for equipment purchases of up to $5,000,000. The equipment will be used in expanding the Company's IP network. The lease agreement requires monthly payments over the three-year term. As of March 31, 2000, the Company had not purchased any equipment under the lease facility.


Note 5 - Income Taxes

The Company recognized no income tax benefit from the losses generated in 2000 and 1999 because of the uncertainty of the realization of the related deferred tax asset.


Note 6 - Stockholder's Equity and Redeemable Common Stock to be Issued

On March 10, 2000 the Company and JNC Opportunity Fund, Ltd. ("JNC") entered into a settlement and release agreement relating to certain litigation with respect to shares of Series F Preferred stock then held by JNC. The shares of Series F Preferred stock then held by JNC were convertible into 1,104,972 shares of common stock under the original agreement with JNC prior to the commencement of the litigation. On March 10, 2000, the Company issued 531,968 shares of common stock to JNC pursuant to the settlement agreement in cancellation of the Series F shares then held by JNC. The balance of the shares required to be issued pursuant to the settlement agreement will need to be registered for resale under the Securities Act of 1933, as amended, and will require shareholder approval at a special meeting of the shareholders scheduled to be held on May 23, 2000. Due to the delay in issuance of the shares required to be issued pursuant to the settlement agreement until shareholder approval is received and the related common shares are registered, the Company agreed to issue "Additional Shares" of common stock in an amount equal to 790,000 times
 .0825 times a fraction the numerator of which is the number of days from February 1, 2000 to the date such Additional Shares are actually issued, and the denominator of which is 360. In addition to the "Additional Shares", the Company is subject to other late fees to be paid in common shares (the "Late Shares") in the event the additional shares are not issued by May 24, 2000. Further, if the Company fails to deliver any of the above shares by May 24, 2000, the Company must issue additional Late Shares ("Additional Late Shares"). In the event that the common shares are not issued by May 24, 2000 (or June 28, 2000 in the event the Company has received a registration comment letter related to the registration of such shares prior to May 24, 2000), upon written notice from JNC, the Company would be required to pay JNC (in lieu of delivering the shares) the amount determined by multiplying the higher of the average closing share price of the common stock for the ten trading day period ending on the deadline (May 24 or June 28, 2000 as applicable) or the notice date by the number of undelivered shares.

The issuance of 87,477 shares representing dividends associated with the Series F stock have been recorded in the Company's financial statements as dividends paid and 129,519 shares have been recorded as a settlement payable (included in accrued liabilities) and settlement expense. As of March 31, 2000, the Company has also recorded interest expense and interest payable (included in accrued liabilities) of $114,062 representing the common stock issuable as Additional Shares, Late Shares and Additional Late Shares (10,863). The settlement and interest payables and expense were determined by the respective shares issuable as of March 31, 2000, multiplied by the market price of the Company's common stock on March 31, 2000.

Because of the possibility that the Company may have to redeem the common stock yet to be issued as discussed above, the common stock to be issued is presented as a separate line item above stockholder's deficit.


Note 7 - Stock-based Compensation Plans

During the three months ended March 31, 2000 the Company issued approximately 4,700,000 options to purchase common shares to employees of the Company at prices ranging from $2.75 to $8.75. Of the options granted, 2,550,000 were to executives of the Company, of which 2,050,000 are subject to shareholder approval at the next annual meeting. During the same three months, approximately 840,000 options to purchase common shares were exercised.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  -----------


Note 8 - Purchase Commitments

The Company has commitments to purchase long-distance telecommunications capacity on lines from a national provider in order to originate and/or terminate long-distance telephone calls in certain geographic areas outside of the Company's dedicated telecommunications network. The Company's minimum monthly commitment is approximately $550,000. The agreement is effective through May 2000. Failure to achieve the minimum will require shortfall payments by the Company equal to 50% of the remaining monthly minimum usage amounts.

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

In December 1999, the Company entered into an agreement with a national carrier to provide long-distance capacity in order to originate and/or terminate long-distance telephone calls in certain geographic areas outside of the Company's dedicated telecommunications network. The eighteen-month agreement includes minimum monthly usage commitments of $250,000 beginning in the sixth month of the agreement. Either party may terminate the agreement with 90 days notice.


Note 9- Segment of Business Reporting

Segment of business reporting is based upon the "management" approach as defined in SFAS 131. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Based on the management approach, the Company's three reportable segments are as follows:

o Telecommunications services - includes long-distance toll services and enhanced calling features such as V-Link. The telecommunications services products are marketed primarily to residential and small business customers.

o Marketing services - includes training and promotional materials to independent sales representatives (IRs) in the network marketing sales channel. Additionally, revenues are generated from registration fees paid by IRs to attend regional and national sales conferences. This segment ceased operation in February 2000.

o Technology licensing and development - provides research and development to enhance the Company's product and technology offerings. Products developed by this segment include V-Link, Indavo, and other proprietary technology. The Company licenses certain developed technology to third party users, such as Lucent, Brooktrout and others.

There are no intersegment revenues. The Company's business is conducted principally in the U.S.; foreign operations are not material. The table below presents information about revenues from external customers and net loss for the three-month periods ended March 31, 2000 and 1999. There has been no material change in segment assets from the amounts reported in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  -----------


Note 9- Segment of Business Reporting, continued

                                                                               For the Three             For the Three
                                                                                Months Ended              Months Ended
                                                                               March 31, 2000            March 31, 1999
                                                                            ---------------------     ---------------------
Revenues from external customers:
     Telecommunications services                                                     $5,287,000               $ 6,183,000
     Marketing services                                                                 464,000                   760,000
     Technology licensing and developing                                              4,907,000                   294,000
                                                                            ---------------------     ---------------------

     Total revenues from external customers for reportable segments                 $10,658,000               $ 7,237,000
                                                                            =====================     =====================

Segment income ( loss):
     Telecommunications services                                                    $(2,229,000)               $  316,000
     Marketing services                                                                 (96,000)                 (469,000)
     Technology licensing and developing                                              3,662,000                  (422,000)
                                                                            ---------------------     ---------------------

     Total segment loss for reportable segments                                       1,337,000                  (575,000)

     Unallocated non-cash amounts in consolidated net loss:
         Amortization of discount on notes payable                                            -                  (659,000)
         Settlement expense                                                          (1,360,000)
         Write-down of capitalized software costs                                             -                (1,847,000)
         Amortization of deferred compensation on stock options issued
            for services                                                               (192,000)                 (314,000)
         Amortization of intangible assets                                             (719,000)                 (723,000)
     Other corporate expenses                                                        (2,902,000)               (2,794,000)
     Loss from discontinued operations                                                        -                  (350,000)
                                                                            ---------------------     ---------------------
                                                                                    $(3,836,000)             $ (7,262,000)
                                                                            =====================     =====================

Telecommunication services revenues during the first quarter of 2000 of $1,993,000 were from one customer.


Note 10 - Subsequent Events

Strategic Alliance with Red Cube Group

On May 9, 2000, the Company and Red Cube Group, a leading international provider of Internet Protocol (IP) Telephony and enhanced Web-based communications services based in Zurich Switzerland, announced an alliance to offer global, enhanced IP communications to the customers of each of the two companies.

Under the terms of the agreement, Red Cube Group will license I-Link's IP Telephony technology, standardize on I-Link's software-based platform Softswitch Plus(TM) network and deploy it throughout its existing networks in Europe and other parts of the world. In addition, the two companies will interconnect their IP Telephony networks, creating a single, unified network, giving customers from both companies global access to enhanced IP services.

Red Cube Group, upon signing of the agreement, paid the Company $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The Company and Red Cube Group are obligated to use their best commercially reasonable efforts to complete certain milestones defined in the agreement and to negotiate in good faith a revenue sharing agreement by June 23, 2000. In the event the Companies cannot reach agreement on the revenue sharing agreement, the

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  -----------

Note 10 - Subsequent Events, continued

agreement with Red Cube may unwind and the Company would be liable to repay any monies received from Red Cube Group up to that date. Red Cube Group is further obligated to pay to the Company an additional $10,000,000 for prepaid services prior to July 30, 2000 if the Company has substantially completed implementation of I-Link network gateways in Europe as defined in the agreement.

Line of credit with Winter Harbor

On April 13, 2000, Winter Harbor, LLC, agreed to provide I-Link with a line of credit of up to an aggregate amount of $15,000,000 (with interest at 12.5% per annum). By its terms, this commitment was to expire on the earlier of April 12, 2001 or the date I-Link received net cash proceeds of not less than $15,000,000 pursuant to one or more additional financings or technology sales, as well as licensing or consulting agreements outside the normal and historical course of business. The $15,000,000 aggregate commitment was reduced by $2,600,000 (plus accrued interest at 8% per annum) of which $1,300,000 was advanced to I-Link in the first quarter of 2000 and $1,300,000 in the second quarter prior to April 13, 2000 by Winter Harbor and interest accruing on any other advances under such commitment. In addition, any net cash proceeds received by I-Link in the future from additional financings or technology sales as well as licensing or consulting agreements outside the normal and historical course of business reduce the aggregate commitment. Amounts outstanding under the loan were due and payable no later than April 12, 2001. As part of this agreement, I-Link agreed to use its best effort to consummate as soon as possible one or more additional financings, technology sales or licensing or consulting agreements and to repay amounts outstanding under the loan with any net cash proceeds received by it from any such transaction. On May 12, 2000, the Company repaid borrowings under the line of $2,600,000 plus interest (from proceeds received from the Red Cube agreement) and terminated the line of credit, thus avoiding any future issuance of warrants that would have been issuable had the Company kept the line of credit open after May 15, 2000.

Item 2-Management's Discussion and Analysis and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-K for the year ended December 31, 1999.

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

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Among many factors that could cause actual results to differ materially from the forward looking statements herein include, without limitation, the following: the Company's ability to finance and manage expected rapid growth; the impact of competitive services and pricing; the Company's ongoing relationship with its long distance carriers and vendors; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting policies, litigation, federal and state governmental regulation of the long distance telecommunications and internet industries; the Company's ability to maintain, operate and upgrade its information systems network; the Company's success in further expanding its dedicated IP telecommunications network; the existence of demand for and acceptance of the Company's technology, products and services; as well as other risks referenced from time to time in the Company's filings with the SEC. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Operations

In January 1997, I-Link Incorporated (the "Company") acquired I-Link Communications ("ILC"); in August 1997, the Company acquired MiBridge, Inc.; and in the first quarter of 1998 the Company formed ViaNet Technologies, Ltd. ("ViaNet"). In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending March 31, 2000 and 1999 have been reported as discontinued operations.

I-Link Incorporated (the "Company") is an integrated voice and data communications company focused on simplifying the delivery of "Unified Communication." Unified Communication is the integration of traditional telecommunications with new data IP (Internet Protocol) communications systems with the effect of simplifying communications, increasing communication capabilities and lowering overall communication costs. Unified Communication platforms integrate telecommunication, mobile communication, paging, voice-over-IP (VoIP) and Internet technologies. Through its wholly owned subsidiaries I-Link Communications, Inc., and I-Link Systems, Inc., the Company provides enhanced telecommunications services on a wholesale and retail basis. Through its wholly-owned subsidiaries MiBridge, Inc., and ViaNet Technologies Ltd., the Company undertakes the research and development of new telecommunications services, products, and technologies, and the licensing of certain of these products and technologies to other telecommunications companies. I-Link is a leader in the delivery of unified communications as a result of six core technology offerings: I-Link's Intranet, Softswitch Plus(TM), GateLink(TM), V-Link(TM), Indavo(TM), and I-Link TalkFree.

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

On February 15, 2000, the Company signed a strategic marketing and channel agreement with Big Planet, a wholly owned subsidiary of Nu Skin Enterprises, Inc. Under terms of the agreement, I-Link's independent network marketing sales force (the IR's) transitioned to Big Planet, and Big Planet was granted the exclusive worldwide rights to market and sell I-Link's products and services through the Network Marketing (sometimes referred to as "Multi-Level") sales channel to residential and small business users. Other I-Link sales channels into the residential, small business, and other markets are unaffected by the agreement with Big Planet. The result of the agreement with Big Planet is that the Network Marketing channel became part of I-Link's wholesale distribution channel.

On May 9, 2000, the Company and Red Cube Group, a leading international provider of Internet Protocol (IP) Telephony and enhanced Web-based communications services, announced an alliance to offer global, enhanced IP communications to the customers of each of the two companies. Under the terms of the agreement, Red Cube Group will license I-Link's IP Telephony technology, standardize on I-Link's software-based Softswitch Plus(TM) network platform and deploy it throughout its existing networks in Europe and other parts of the world. In addition, the two companies will interconnect their IP Telephony networks, creating a single, unified network, giving customers from both companies global access to enhanced IP services. As part of a longer-term agreement, the two companies will also administer ongoing revenue sharing. (See more detailed discussion of this agreement in the "Current Position/Future Requirements" section below).

During the first quarter of 2000, the Company began limited commercial deployment of its Indavo (Integrated Data and Voice) communications services gateway product (development name "C4" (Customer Communications Control Center)). The initial device called Indavo V6 provides small office, home office and small business, including branch office and remote office customers, the capacity of up to six simultaneous voice and fax lines using any data service over network facilities that are already available to their homes or offices today. Indavo also provides access to I-Link's other enhanced services, including voice mail, fax, paging, e-mail, conference calling and follow-me-anywhere One-Number service. Indavo installations include both stand-alone and customer phone system integrated service configurations. Indavo devices and services are being marketed and deployed through both wholesale and retail channels utilizing both general Internet access and fully managed access facilities.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2000 were $5,757,030, short-term certificates of deposits were $53,980 and the working capital deficit was $1,585,583. Cash used by operating activities during the three-month period ended March 31, 2000 was $1,904,930 as compared to $2,846,873 during the same period ended March 31, 1999. The decrease in cash used in 2000 was primarily due: (1) a decrease in cash used of $579,251 associated with timing of collections and payments related to accounts receivable, other assets, accounts payable and accrued expenses, and (2) a decrease of $362,692 in the Company's net loss after allowance for non-cash expenses.

Net cash used by investing activities in the three-month period ended March 31, 2000 was $1,526,367 as compared to net cash used of $299,857 in the same period ended March 31, 1999. Cash used by investing activities in 2000 was attributable to the purchase of furniture, fixtures and equipment. In the first three months of 1999, cash used by investing activities was attributable to the purchase of furniture, fixtures and equipment of $406,523, offset by $30,000 received from the sale of certain assets from discontinued operations and the maturity of certificates of deposits in the amount of $76,666.

Financing activities provided net cash of $6,310,236 in the first three months of 2000 as compared to cash provided of $3,548,579 in the same period of 1999. Cash provided in 2000 included proceeds of $1,300,000 from note payable to related party, $3,311,823 in net proceeds from exercises of common stock warrants and options and a $1,751,183 advance received under the strategic marketing and channel agreement with Big Planet (to be repaid in second quarter of 2000). Repayments of $52,770 on capital lease obligations from continuing operations offset these proceeds. During the same three months in 1999, cash provided by financing activities included $4,200,000 in proceeds from issuance of short-term debt and warrants and $5,000 in net proceeds from exercises of common stock warrants and options which sources were offset by repayments of $656,421 on long-term debt, notes payable and capital lease obligations from continuing operations.

The Company incurred a net loss from continuing operations of $3,835,501 for the first three months of 2000, and as of March 31, 2000 had an accumulated deficit of $113,985,805. Revenue generated from continuing operations will not be sufficient during the remainder of 2000 to fund the Company's operations or continued expansion of its private telecommunications network facilities and anticipated growth in subscriber base. The Company has entered into additional financing arrangements as described below in order to obtain the additional funds required for its continuing operations in 2000.

Current Position/Future Requirements

During the first quarter of 2000 revenue from continuing operations increased $2,862,112 (35.3%) from the fourth quarter of 1999 as shown below:


                                                     Three Months Ended               Increase         % Increase
                                                 12/31/99            3/31/00         (Decrease)         (Decrease)
Telecommunications services                        $7,044,799        $5,287,208     $(1,757,591)          (24.9%)
Marketing services                                    447,869           464,354          16,485             3.7%
Technology licensing and  development                 604,385         4,506,500       3,902,115           645.6%
Other                                                       -           701,103         701,103            n/a
Net operating revenue                              $8,097,053       $10,959,165      $2,862,112            35.3%
                                              ================    ==============    ==============

--------------------------------------------------------------------------------

The decrease in telecommunications services was a direct result of an agreement with Big Planet effective February 15, 2000. Prior to February 15, 2000, the Company's telecommunication services revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a Network Marketing channel of distribution which targeted residential users and small businesses in the United States. These revenue sources were recorded at retail. Under terms of the agreement, I-Link's independent network marketing sales force (the IR's) transitioned to Big Planet. A substantial decrease in telecommunication services revenues for the quarter ended March 31, 2000 was the financial impact as the Company migrated from retail sales to sell its services to the same subscribers through Big Planet at wholesale prices. The reduction in telecommunications service revenues is partially offset by a reduction in commissions paid to IRs related to telecommunication services revenues.

Marketing services revenue was comparable during the periods presented. However, due to the Company's transitioning of this network marketing channel to Big Planet in February 2000, marketing service revenues ceased in February 2000.

Technology licensing and development revenue increased in the first quarter of 2000. During the first quarter, the Company's increase in these revenues was primarily related with two licensing agreements that resulted in revenues of nearly $4,000,000. The Company did not have agreements of this magnitude in the past, nor does the Company anticipate contracts of this magnitude in the near future. Revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects.

Other revenues in the first quarter of 2000 represent revenues from two new sources, namely: (1) royalties of $400,000 receivable from the sale of Indavo units through a distributor of the Company; and (2) revenues of $301,103 relating to services performed for Big Planet as part of the transitioning of the network marketing channel.

The Company anticipates improved cash flow in the remainder of 2000 primarily from the following sources:

o Up to $20,000,000 in licensing fees, consulting services and prepaid services associated with an agreement between Red Cube Group and the Company in May 2000 (see discussion below).
o Anticipated increase in monthly recurring subscription revenues from marketing of Indavo product.
o Anticipated revenues from its Gatelink product offering commencing in the second quarter of 2000.
o The affiliation with Big Planet effective February 15, 2000 is anticipated to have a positive overall financial impact in the long-term to the Company by increasing revenues, reducing expenses and increasing profit margins through customer growth.

The Company anticipates that in preparation for continued market penetration and deployment of I-Link products, cash requirements for operations and the continued development and marketing of I-Link services will be at increasingly higher levels than experienced in the first quarter of 2000.

Since December 31, 1999, the Company entered into four agreements as follow:

o On May 9, 2000, the Company and Red Cube Group, a leading international provider of Internet Protocol (IP) Telephony and enhanced Web-based communications services, announced an alliance to offer global, enhanced IP communications to the customers of each of the two companies. Red Cube Group, upon signing of the agreement, paid the Company $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The Company and Red Cube Group are obligated to use their best commercially reasonable efforts to complete certain milestones defined in the agreement and to negotiate in good faith a revenue sharing agreement by June 23, 2000. In the event the Companies cannot reach agreement on the revenue sharing agreement, the agreement with Red Cube may unwind and the Company would be liable to repay any monies received from Red Cube Group up to that date. Red Cube Group is further obligated to pay to the Company an additional $10,000,000 for prepaid services prior to July 30, 2000 if the Company has substantially completed implementation of I-Link network gateways in Europe as defined in the agreement.
o On April 13, 2000, Winter Harbor, LLC, agreed to provide I-Link with a line of credit of up to an aggregate amount of $15,000,000. This commitment expired on the earlier of April 12, 2001 or the date I-Link has received net cash proceeds of not less than $15,000,000 pursuant to one or more additional financings or technology sales, as well as licensing or consulting agreements outside the normal and historical course of business. On
   May 12, 2000 the Company repaid borrowings under the line of $2,600,000 plus interest (from proceeds received from the Red Cube Agreement) and terminated the line of credit, thus avoiding any future issuance of warrants that would have been issuable had the Company kept the line of credit open after May 15, 2000.
o On February 25, 2000, the Company obtained a leasing arrangement for certain network equipment up to $5,000,000 dollars.
o The due date of the Company's existing obligation to Winter Harbor in the amount of $7,768,000 and accrued interest of $1,345,801 as of December 31, 1999, which was due April 15, 2000, was extended to April 15, 2001.


While the Company believes that the aforementioned sources of funds will be sufficient to fund its operations in 2000, the Company anticipates that additional funds will be necessary after such time to fund its operations and finance the planned expansion of the Company's business communications services, product development and manufacturing, and to discharge the financial obligations of the Company. The availability of such funds will depend on prevailing market conditions, interest rates, and the financial position and results of operations of the Company. There can be no assurance that such funds will be available or if available that they will be on terms and conditions favorable to the Company. Furthermore, the Company may need to raise funds prior to 2001 if, for example, the Company accelerates the expansion of its network and services, pursue acquisitions or experience operating losses that exceed our current expectations.

 Three-Month Period Ended March 31, 2000 Compared to Three-Month Period Ended
                                 March 31, 1999

In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending March 31, 2000 and 1999 have been reported as discontinued operations.

Revenues

Telecommunications services revenue decreased $895,490 to $5,287,208 in the first quarter of 2000 as compared to $6,182,698 in the first quarter of 1999. The decrease is a direct result of agreement with Big Planet effective February 15, 2000. Prior to February 15, 2000, the Company's telecommunication services revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a Network Marketing channel of distribution. These revenue sources were recorded at retail. Under terms of the agreement, I-Link's independent network marketing sales force (the IR's) transitioned to Big Planet. A substantial decrease in telecommunication services revenues for the quarter ended March 31, 2000 was the financial impact as the Company sells its services to the same subscribers but through Big Planet at wholesale prices

Marketing services revenue, which includes revenues recognized from independent representatives for promotional and presentation materials, national conference fees and various product sales decreased $295,518 to $464,354 in the first quarter of 2000 as compared to $759,872 in the first quarter of 1999. The decrease was primarily a result of transition of this network-marketing channel to Big Planet in February 2000, which with such transition, marketing service revenues ceased.

Technology licensing and development revenue increased $4,212,084 to $4,506,500 in the first quarter of 2000 as compared to $294,416 in the first quarter of 1999. These revenues are from the licensing and development of technology through MiBridge, Inc. and are due to increased acceptance of its products in the market place. During the first quarter, the Company's increase in these revenues was primarily related with two licensing agreements that resulted in revenues of nearly $4,000,000. The Company did not have agreements of this magnitude in the past, nor does it anticipate such contracts in the near future. Revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects.

Other revenues in the first quarter of 2000 represent revenues from two new sources, namely: (1) royalties of $400,000 receivable from the sale of Indavo units through a distributor of the Company; and (2) revenues of $301,103 relating to services performed for Big Planet as part of the transitioning of the network marketing channel.


Operating costs and expenses

Telecommunications expenses increased $1,789,632 in the first quarter of 2000 to $6,113,062 as compared to $4,323,430 for the same quarter of 1999. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the generation of telecommunication service revenue. While telecommunication network expense is directly related to telecommunication services revenues, the relationship is not comparable with the same quarter in 1999 due to the transition to wholesale rather than retail revenues as a result of the agreement with Big Planet discussed above in telecommunication services revenue above.

Marketing service costs decreased $867,275 to $349,034 in the first quarter of 2000 as compared to $1,216,309 for the same quarter of 1999. The expenses relate directly to the Company's marketing service revenue. Marketing service expenses included commissions and the costs of providing promotional and presentation materials, national and regional conventions and ongoing administrative support. The decrease in expense is directly related to the transition of this network marketing channel to Big Planet in February 2000, which resulted in the cessation of marketing service revenues and accordingly the related expenses.

Selling, general and administrative expense increased $1,081,965 to $3,919,088 in the first quarter of 2000 as compared to $2,837,123 in the first quarter of 1999. The increase was primarily due to general increases in overhead and personnel expenses associated with growing the Company's business.

The provision for doubtful accounts decreased $579,990 to $325,716 in the first quarter of 2000 as compared to $905,706 in the same quarter of 1999. The decrease is directly related to the transitioning of the network channel subscribers to Big Planet in February 2000. With the transition, Big Planet assumed the risk of collections from individual subscribers. Accordingly, the Company continues to assess its risks of collections of accounts receivable, the effect of which resulted in reduced provision for the three months ended March 31, 2000 as compared to the same period of 1999.

Depreciation and amortization increased $145,469 to $1,488,889 in the first quarter of 2000 as compared to $1,343,420 in the first quarter of 1999. The increase is due to increased depreciation on continuing acquisitions of furniture, fixtures and equipment as well as an increase in amortization on assets acquired through leases capitalized for accounting purposes.

Research and development increased $259,877 to $832,912 in the first quarter of 2000 as compared to $573,035 in 1999. The Company expects that expenditures for research and development will continue at a comparable amount during the remainder of 2000.

In the first quarter of 1999, the Company recorded a write-down of capitalized software costs of $1,847,288. In early 1998 the Company contracted with an outside consulting company to develop a billing and operations information system. As of March 31, 1999 the Company had capitalized $2,284,574 in costs associated with this in-process system development. The Company continually evaluated the functionality and progress of the in-process system development. In May 1999, the Company'smanagement and its Board of Directors concluded that the new system would not significantly enhance the Company's existing billing and information systems or meet its ultimate needs and accordingly did not justify paying additional contracted expenses of approximately $1,000,000. Negotiations to discontinue work under the contract were concluded in May 1999 with the consulting company forgoing any future payments on the project while retaining amounts paid to date of $1,847,288. Accordingly the Company has recorded a write-down on the in-process system development of $1,847,288.

Interest expense decreased $682,047 to $443,842 in the first quarter of 2000 as compared to $1,125,889 in the same quarter of 1999. The net decrease is primarily due amortization of debt discount and debt issuance costs (non-cash) of $659,180 in the first quarter of 1999 for which there was no comparable expense in the first quarter of 2000. The debt discount and debt issuance costs in 1999 are related to warrants granted in connection with certain financing arrangements entered into in 1999. The Company also incurred a decrease of $22,867 in actual interest on notes payable in the first three months of 2000 as compared to the same period in 1999.

Interest and other income increased $14,248 to $37,827 in the first quarter of 2000 as compared to $23,579 in the same quarter of 1999. The increase was primarily due to an increase in average balance of cash on hand during 2000.

A settlement expense of $1,359,950 was recorded in the first three months of 2000. This expense is the result of an obligation to issue 129,519 shares of common stock in exchange for certain trading restrictions imposed on JNC Opportunity Fund Ltd. ("JNC") in relation to the common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000. The settlement and release agreement settled certain litigation between the Company and JNC over non-converted Series F preferred stock held by JNC. There was no comparable expense in 1999. The amount of this expense is subject to change in the future in relation to the changes in the market price of the Company's common stock until such time as the common stock is issued or the liability is paid in cash in the event the Company is unable to issue the common stock.

The Company recorded a loss of $350,000 from discontinued operation in the first three months of 1999. No such loss was recorded during the same period in 2000.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On March 10, 2000 the Company and JNC entered into a settlement and release agreement relating to certain litigation with respect to shares of Series F Preferred stock then held by JNC. The shares of Series F Preferred stock then held by JNC were convertible into 1,104,972 shares of common stock under the original agreement with JNC prior to the commencement of the litigation. On March 10, 2000, the Company issued 531,968 shares of common stock to JNC pursuant to the settlement agreement in cancellation of the Series F shares then held by JNC. The balance of the shares required to be issued pursuant to the settlement agreement will need to be registered for resale under the Securities Act of 1933, as amended, and will require shareholder approval at a special meeting of the shareholders scheduled to be held on May 23, 2000. Due to the delay in issuance of the shares required to be issued pursuant to the settlement agreement until shareholder approval is received and the related common shares are registered, the Company agreed to issue "Additional Shares" of common stock in an amount equal to 790,000 times .0825 times a fraction the numerator of which is the number of days from February 1, 2000 to the date such Additional Shares are actually issued, and the denominator of which is 360. In addition to the "Additional Shares", the Company is subject to other late fees to be paid in common shares (the "Late Shares") in the event the additional shares are not issued by May 24, 2000. Further, if the Company fails to deliver any of the above shares by May 24, 2000, the Company must issue additional Late Shares ("Additional Late Shares"). In the event that the common shares are not issued by May 24, 2000 (or June 28, 2000 in the event the Company has received a registration comment letter related to the registration of such shares prior to May 24, 2000), upon written notice from JNC, the Company would be required to pay JNC (in lieu of delivering the shares) the amount determined by multiplying the higher of the average closing share price of the common stock for the ten trading day period ending on the deadline (May 24 or June 28, 2000 as applicable) or the notice date by the number of undelivered shares.

 The issuance of 87,477 shares representing dividends associated with the Series F stock have been recorded in the Company's financial statements as dividends paid and 129,519 shares have been recorded as a settlement payable (included in accrued liabilities) and settlement expense. As of March 31, 2000, the Company has also recorded interest expense and interest payable (included in accrued liabilities) of $114,062 representing the common stock issuable as Additional Shares, Late Shares and Additional Late Shares (10,863). The settlement and interest payables and expense were determined by the respective shares issuable as of March 31, 2000, multiplied by the market price of the Company's common stock on March 31, 2000.

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on the Company.


Item 4 - Submission of Matters to a Vote of Security Holders

The Company held a special meeting of stockholders on February 11, 2000, at which one proposal was considered and not passed by the stockholders:

The proposal voted upon was " to approve the issuance of a number of shares of common stock equal to or greater than 20% of the number of share of common stock outstanding immediately before the initial issuance of the Series F preferred stock as shall be appropriate upon conversion of the remaining outstanding shares of Series F preferred held by JNC Opportunity Fund Ltd."

The result of the voting was:

                  In favor                 3,248,635
                  Against                 18,309,359
                  Abstain                     25,135

Item 5 - Other Information

On May 9, 2000, the Company and Red Cube Group, a leading international provider of Internet Protocol (IP) Telephony and enhanced Web-based communications services based in Zurich Switzerland, announced an alliance to offer global, enhanced IP communications to the customers of each of the two companies.

Under the terms of the agreement, Red Cube Group will license I-Link's IP Telephony technology, standardize on I-Link's software-based platform Softswitch Plus(TM) network and deploy it throughout its existing networks in Europe and other parts of the world. In addition, the two companies will interconnect their IP Telephony networks, creating a single, unified network, giving customers from both companies global access to enhanced IP services.

Red Cube Group, upon signing of the agreement, paid the Company $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The Company and Red Cube Group are obligated to use their best commercially reasonable efforts to complete certain milestones defined in the agreement and to negotiate in good faith a revenue sharing agreement by June 23, 2000. In the event the Companies cannot reach agreement on the revenue sharing agreement, the agreement with Red Cube may unwind and the Company would be liable to repay any monies received from Red Cube Group up to that date. Red Cube Group is further obligated to pay to the Company an additional $10,000,000 for prepaid services prior to July 30, 2000 if the Company has substantially completed implementation of I-Link network gateways in Europe as defined in the agreement.


Item 6(a) - Exhibits

Exhibit
Number   Item

10.1     Employment agreement with Dror Nahumi dated January 3, 2000
10.2     Employment agreement with David E. Hardy dated January 3, 2000
10.3     Employment agreement with John M. Ames dated January 3, 2000
10.4     Employment agreement with Alex Radulovic dated January 3, 2000
10.5 Form of Wholesale Service Provider and Distribution Agreement between the Company and Big Planet, Inc. dated February 1, 2000.
27       Financial data schedule.


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




                                      I-Link Incorporated
                                     ---------------------
                                        (Registrant)




Date:   May 18, 2000                  By: /s/ John W. Edwards
                                         -------------------------
                                         John W. Edwards
                                         Chief Executive Officer


                                      By: /s/ John M. Ames
                                         -------------------------
                                         John M. Ames, CPA
                                         Chief Operating Officer and
                                         Acting Chief Financial Officer