Form 10-Q
period 2000-06-30
I LINK INC
filed 2000-08-11
CIK 849145

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                                         OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________ to _________

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


                                 (801) 576-5000
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
                                                  --------------

As of August 10, 2000, the registrant had outstanding 27,922,032 shares of $0.007 par value common stock.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      I-LINK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      ASSETS                                        June 30, 2000          December 31,
                                                                     (Unaudited)               1999
                                                                    -------------          -------------
Current assets:
   Cash and cash equivalents                                        $   7,190,520          $   2,950,730
   Accounts receivable, less allowance for doubtful
      accounts of $44,000 and $1,789,000 as of
      June 30, 2000 and December 31, 1999, respectively                14,785,764              4,344,406
   Other current assets                                                   278,373                362,191
                                                                    -------------          -------------
      Total current assets                                             22,254,657              7,657,327

Furniture, fixtures, equipment and software, net                        8,378,230              7,019,361

Other assets:
   Intangible assets, net                                               5,113,313              6,551,453
   Other assets                                                           589,949                430,058
                                                                    -------------          -------------
                                                                    $  36,336,149          $  21,658,199
                                                                    =============          =============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                 $   3,255,815          $   4,131,675
   Accrued liabilities                                                  3,588,942              2,629,046
   Unearned revenue                                                    15,000,000                     --
   Accrued interest on notes payable                                    1,924,298
   Current portion of long-term debt                                      746,625                751,660
   Current portion of notes payable to a related party                  7,768,000
   Current portion of obligations under capital leases                  1,457,701              1,380,957
   Net liabilities of discontinued operations                              82,629                 82,629
                                                                    -------------          -------------
      Total current liabilities                                        33,824,010              8,975,967

Notes payable to a related party                                               --              7,768,000
Accrued interest on long-term notes payable                                    --              1,345,801
Obligations under capital leases                                          401,436                544,724
Unearned revenue                                                        4,166,667                     --
                                                                    -------------          -------------
                                                                       38,392,113             18,634,492
                                                                    -------------          -------------
Commitments and contingencies (note 7)

Redeemable preferred stock - Class M                                   11,734,820             11,734,820
Redeemable preferred stock - Class F                                           --              2,338,784
                                                                    -------------          -------------
                                                                       11,734,820             14,073,604
                                                                    -------------          -------------
Stockholders' deficit:
   Preferred stock, $10 par value, authorized
      10,000,000 shares, issued and outstanding
      31,721 and 49,992 at June 30, 2000 and
      December 31, 1999, respectively, liquidation
      preference of $16,200,445 at June 30, 2000                          317,210                499,920

   Common stock, $.007 par value, authorized
      150,000,000 shares, issued and outstanding
      27,645,838 and 24,150,829 at June 30, 2000
      and December 31, 1999, respectively                                 193,522                169,056
   Additional paid-in capital                                         105,756,046             98,734,475
   Deferred compensation                                                 (172,862)              (499,377)
   Accumulated deficit                                               (119,884,700)          (109,953,971)
                                                                    -------------          -------------
     Total stockholders' deficit                                      (13,790,784)           (11,049,897)
                                                                    -------------          -------------
                                                                    $  36,336,149          $  21,658,199
                                                                    =============          =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended June 30,                 Six Months Ended June 30,
                                                      ---------------------------------         ---------------------------------
                                                          2000                1999                 2000                 1999
                                                      ------------         ------------         ------------         ------------
Revenues:
   Telecommunication services                         $  4,589,112         $  6,225,552         $  9,876,319         $ 12,408,250
   Marketing services                                           --            1,476,090              464,354            2,235,962
   Technology licensing and development                  1,739,906              754,557            6,246,406            1,048,973
   Other                                                 1,008,563                   --            1,709,667                   --
                                                      ------------         ------------         ------------         ------------
     Total revenues                                      7,337,581            8,456,199           18,296,746           15,693,185
                                                      ------------         ------------         ------------         ------------
Operating costs and expenses:
   Telecommunication network expense                     5,537,946            4,740,624           11,651,008            9,064,054
   Marketing services                                           --            1,763,447              349,034            2,979,756
   Selling, general and administrative                   5,724,953            3,087,696            9,644,041            5,924,819
   Provision for doubtful accounts                          54,187            1,038,309              379,903            1,944,015
   Depreciation and amortization                         1,560,816            1,437,403            3,049,705            2,780,823
   Write-down of capitalized software costs                     --                   --                   --            1,847,288
   Research and development                                841,446              501,070            1,674,358            1,074,105
                                                      ------------         ------------         ------------         ------------
     Total operating costs and expenses                 13,719,348           12,568,549           26,748,049           25,614,860
                                                      ------------         ------------         ------------         ------------
Operating loss                                          (6,381,767)          (4,112,350)          (8,451,303)          (9,921,675)
                                                      ------------         ------------         ------------         ------------
Other income (expense):
   Interest expense                                       (350,481)          (1,742,543)            (794,323)          (2,868,432)
   Interest and other income                               112,969               33,172              150,796               56,751
   Settlement expense (Note 6)                             720,385                   --             (639,565)                  --
                                                      ------------         ------------         ------------         ------------
     Total other income (expense)                          482,873           (1,709,371)          (1,283,092)          (2,811,681)
                                                      ------------         ------------         ------------         ------------
Loss from continuing operations                         (5,898,894)          (5,821,721)          (9,734,395)         (12,733,356)

Loss from discontinued operations (less
     applicable income tax provision of
     $0 for the six and three month periods
     ended June 30, 2000 and 1999)                              --                   --                   --             (350,000)
                                                      ------------         ------------         ------------         ------------
         Net loss                                     $ (5,898,894)        $ (5,821,721)        $ (9,734,395)        $(13,083,356)
                                                      ============         ============         ============         ============

CALCULATION OF NET LOSS PER COMMON SHARE:

Loss from continuing operations                       $ (5,898,894)        $ (5,821,721)        $ (9,734,395)        $(12,733,356)
Cumulative preferred stock dividends                      (393,095)            (380,448)            (800,488)            (873,359)
Dividends paid on Class F preferred stock                       --                   --              (18,214)                  --
                                                      ------------         ------------         ------------         ------------
     Loss from continuing operations
         applicable to common stock                   $ (6,291,989)        $ (6,202,169)        $(10,553,097)        $(13,606,715)
                                                      ============         ============         ============         ============
Basic and diluted weighted average shares
      outstanding                                       24,901,536           20,799,250           26,026,948           20,037,109
                                                      ============         ============         ============         ============
Net loss per common share - basic and diluted:
    Loss from continuing operations                   $      (0.25)        $      (0.30)        $      (0.41)        $      (0.68)
    Loss from discontinued operations                           --                   --                   --                (0.02)
                                                      ------------         ------------         ------------         ------------
      Net loss per common share                       $      (0.25)        $      (0.30)        $      (0.41)        $      (0.70)
                                                      ============         ============         ============         ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                       Preferred Stock           Common Stock
                                     --------------------    ---------------------
                                                                                     Additional
                                                                                       Paid-in      Deferred         Accumulated
                                      Shares     Amount        Shares      Amount      Capital     Compensation         Deficit
                                     --------   ---------    ----------   --------   ------------  ------------     --------------
BALANCE AT DECEMBER 31, 1999          49,992    $ 499,920    24,150,829   $169,056   $ 98,734,475   $(499,377)      $(109,953,971)

Conversion of preferred stock
  into common stock                  (18,519)    (185,190)    1,970,590     13,794        171,396          --                  --
Reclassification of Class F
  redeemable preferred stock
  from mezzanine due to
  conversion to common stock             248        2,480            --         --      2,336,305          --                  --
Common stock dividend paid to
  holders of Class F redeemable
  preferred stock                         --           --        87,477        612        195,721          --            (196,334)
Exercise of stock options
  and warrants                            --           --     1,286,965      9,009      3,523,710          --                  --
Common stock issued as payment
  of accrued liabilities                  --           --       149,977      1,051        739,537          --                  --
Stock options issued for services         --           --            --         --         54,902     (54,902)                 --
Amortization of deferred
  compensation on stock options
  issued for services                     --           --            --         --             --     381,417                  --
Net loss                                  --           --            --         --             --          --          (9,734,395)
                                     -------    ---------    ----------   --------   ------------   ---------       -------------
BALANCE AT JUNE 30, 2000              31,721    $ 317,210    27,645,838   $193,522   $105,756,046   $(172,862)      $(119,884,700)
                                     =======    =========    ==========   ========   ============   =========       =============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                         ----------------------------------
                                                                                             2000                  1999
                                                                                         ------------          ------------
Cash flows from operating activities:
   Net loss                                                                              $ (9,734,395)         $(13,083,356)
    Adjustments to reconcile net loss to net cash used in
     (provided by) operating activities:
      Depreciation and amortization                                                         3,049,705             2,780,823
      Provision for doubtful accounts                                                         379,903             1,944,015
      Common stock issued as payment of accrued liabilities                                   740,588                    --
      Amortization of discount on notes payable                                                    --             1,766,938
      Write-down of capitalized software costs                                                     --             1,847,288
      Loss on disposal of assets                                                                   --                 7,495
      Amortization of deferred compensation on stock options issued for services              381,417               609,056
      Increase (decrease) from changes in operating assets and liabilities:
          Accounts receivable                                                             (10,821,262)           (2,641,508)
          Other assets                                                                        (76,073)             (331,361)
          Accounts payable, accrued liabilities and unearned revenue                       19,824,180               735,845
      Discontinued operations - noncash charges and working capital changes                   (26,141)              320,652
                                                                                         ------------          ------------
                  Net cash provided by (used in) operating activities                       3,717,922            (6,044,113)
                                                                                         ------------          ------------
Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                          (2,970,434)             (615,810)
   Maturity of restricted certificates of deposit                                                  --               359,666
   Investing activities of discontinued operations                                             19,674                30,000
                                                                                         ------------          ------------
                  Net cash used in investing activities                                    (2,950,760)             (226,144)
                                                                                         ------------          ------------
Cash flows from financing activities:
   Proceeds from issuance of notes payable to related party                                 2,600,000             7,600,000
   Proceeds from advance under strategic marketing agreement                                1,751,183                    --
   Payment of related party debt                                                           (2,600,000)             (500,000)
   Payment of advance under strategic marketing agreement                                  (1,751,183)                   --
   Payment of long-term debt                                                                       --              (268,984)
   Payment of capital lease obligations                                                       (66,544)             (337,667)
   Proceeds from exercise of common stock warrants and options                              3,532,719                 5,000
   Financing activities of discontinued operations                                            (24,719)                   --
                                                                                         ------------          ------------
                  Net cash provided by financing activities                                 3,441,456             6,498,349
                                                                                         ------------          ------------
Increase in cash and cash equivalents                                                       4,208,618               228,092

Cash and cash equivalents at beginning of period                                            2,996,004             1,368,927
                                                                                         ------------          ------------
Cash and cash equivalents at end of period                                               $  7,204,622          $  1,597,019
                                                                                         ============          ============
Cash and cash equivalents at end of period:
   Continuing operations                                                                 $  7,190,520          $  1,538,443
   Discontinued operations                                                                     14,102                58,576
                                                                                         ------------          ------------
      Total cash and cash equivalents at end of period                                   $  7,204,622          $  1,597,019
                                                                                         ============          ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Reclassification of Class F redeemable preferred stock from mezzanine                 $  2,338,784          $  5,167,959
   Warrants issued in connection with a standby letter of credit                                   --          $    735,720
   Stock options issued for services                                                     $     54,902
   Equipment acquired under capital lease obligations                                              --          $  1,822,193
   Accrued interest exchanged for Series N preferred stock                                         --          $    575,675

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

On March 23, 1998, the Company's Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its efforts on the sale of telecommunication services and technology licensing. The Company has sold or intends to sell all of the assets of the medical services subsidiaries, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries. In April 2000, the Company completed the sale of certain non-operating assets located in China, which had experienced unexpected delays in disposal. The Company sold the net assets for $150,000 of which $50,000 was used to pay down an outstanding note payable and accrued interest with the purchaser. As of June 30, 2000, there were no revenue generating activities remaining from the medical services operations. On-going administrative costs primarily consist of fees associated with collecting outstanding accounts receivable. These anticipated costs have been accrued for as part of management's best estimate of the expected ultimate loss on disposal. The results of the medical services operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net liabilities of discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, (b) the financial position at June 30, 2000, and (c) cash flows for the six-months ended June 30, 2000 and 1999. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999 and quarterly report on Form 10-Q for the three-months ended March 31, 2000.

The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $9,734,395 for the six-month period ended June 30, 2000, and as of June 30, 2000 had an accumulated deficit of $119,884,700 and negative working capital of $11,569,353. The Company anticipates that revenues generated from its continuing operations will not be sufficient during the remainder of 2000 to fund ongoing operations, the continued expansion of its private telecommunications network facilities, development and manufacturing of its Indavo product and anticipated growth in subscriber base.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 1 - DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY, CONTINUED

In order to provide for capital needs, the Company entered into two agreements during the second quarter of 2000, namely a line of credit agreement with Winter Harbor and a strategic alliance with Red Cube International AG ("Red Cube"). In addition, the due date of the Company's prior obligation to Winter Harbor in the amount of $7,768,000, which was due on demand, was extended to April 15, 2001.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for the three-month and six-month periods ending June 30, 2000 and 1999, basic and diluted loss per share are the same. During the six-month period ended June 30, 2000, holders of the Series F Redeemable preferred stock converted 248 of those shares (none were converted in the three months ended June 30, 2000). Accordingly, they were paid stock dividends of 87,477 shares of common stock on the converted shares during first six-months of 2000. During the three-month and six-month periods ending June 30, 1999, holders of the Series F Redeemable preferred stock converted 409 and 548 of those shares respectively. Accordingly they were paid stock dividends of 81,343 and 100,003 shares of common stock, respectively, on the converted shares. As of June 30, 2000 all Series F preferred stock has been converted to common stock and therefore there will be no further stock dividends paid on the Series F preferred stock.

REVENUE RECOGNITION

The agreement with Red Cube Group consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The $10,000,000 is nonrefundable and will be recorded as revenue ratably over a two-year period in accordance with the provisions of Statement of Position #97-2. Accordingly, $833,333 was recorded as technology licensing revenue in the second quarter of 2000 while the balance of $9,166,667 has been recorded as unearned revenue as of June 30, 2000. The agreement also includes a nonrefundable payment of a $10,000,000 (received in July 2000) service prepayment which is to be credited against the cost of services performed and/or provided by I-Link to Red Cube. To the extent the service prepayment credit has not been fully utilized by Red Cube by June 30, 2001 (the "Utilization Date"), any unused service prepayment shall be deemed fully earned by I-Link and utilized as of that date if the I-Link Network has met certain requirements during the service period. The service prepayment of $10,000,000 has been recorded as unearned revenue as of June 30, 2000 and will be recognized as revenue when the related services are performed or provided.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 3 - DISCONTINUED OPERATIONS

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows (unaudited):

                                                      June 30,          December 31,
                                                       2000                1999
                                                     ---------          -----------
Assets:
  Current assets:
    Cash and cash equivalents                        $  14,102          $    45,274
    Accounts receivable                                206,419              391,590
    Inventory                                               --              555,291
    Other                                               31,936               33,233
                                                     ---------          -----------
      Total current assets                             252,457            1,025,388

  Furniture, fixtures and equipment, net                18,176               37,850
  Other non-current assets                                 253                  854
                                                     ---------          -----------
      Total assets                                     270,886            1,064,092
                                                     ---------          -----------

Liabilities:
  Current liabilities:
    Accounts payable and accrued liabilities           136,572              905,060
    Note payable                                       216,943              141,661
                                                     ---------          -----------
      Total current liabilities                        353,515            1,046,721
                                                     ---------          -----------

   Note Payable                                                             100,000
                                                     ---------          -----------

Net liabilities - discontinued operations            $ (82,629)         $   (82,629)
                                                     =========          ===========


The net assets of the discontinued operations as of June 30, 2000 and December 31, 1999 are shown as a current liabilities in the consolidated balance sheet as it is anticipated that the disposal of the medical services businesses will be completed by the third quarter of 2000. Revenues of the discontinued operations were $0 and $104,498 and $0 and $235,121 for the three-month and six-month periods ending June 30, 2000 and 1999, respectively.


NOTE 4 - CAPITAL FINANCING

In March 2000, the Company entered into a new lease facility providing for equipment purchases of up to $5,000,000. The equipment will be used in expanding the Company's real-time IP ("RTIP network") network. The lease agreement requires monthly payments over the three-year term. As of June 30, 2000, the Company had purchased $875,000 of equipment under the lease facility.


NOTE 5 - INCOME TAXES

The Company recognized no income tax benefit from the losses generated in 2000 and 1999 because of the uncertainty of the realization of the related deferred tax asset.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------


NOTE 6 - STOCKHOLDER'S EQUITY, REDEEMABLE PREFERRED STOCK- SERIES F AND REDEEMABLE COMMON STOCK TO BE ISSUED

On March 10, 2000, the Company and JNC Opportunity Fund, Ltd. ("JNC") entered into a settlement and release agreement relating to certain litigation with respect to shares of Series F Preferred stock then held by JNC. The shares of Series F Preferred stock then held by JNC were convertible into 1,104,972 shares of common stock under the original agreement with JNC prior to the commencement of the litigation. On March 10, 2000, the Company issued 531,968 shares of common stock to JNC pursuant to the settlement agreement in cancellation of the Series F shares then held by JNC. The balance of the shares required to be issued pursuant to the settlement agreement required approval at a special meeting of the shareholders held on May 23, 2000, at which time approval of the shareholders was received. Due to delay in issuance of the shares required to be issued pursuant to the settlement agreement until shareholder approval was received and the related common shares were registered, the Company issued 20,458 "Additional Shares" of common stock in accordance with the agreement.

The issuance of 87,477 shares representing dividends associated with the Series F stock has been recorded in the Company's financial statements as dividends paid, and 129,519 shares have been recorded as settlement expense. As of June 30, 2000, the Company has also recorded interest expense of $111,021 representing the common stock issued as Additional Shares, Late Shares and Additional Late Shares (20,458) on May 24, 2000. The settlement and interest payables and expense as of the end of the first quarter were determined by the respective shares issuable as of March 31, 2000, multiplied by the market price of the Company's common stock on March 31, 2000. The ultimate amount of settlement and interest expense was determined by reference to the market value of the Company's common stock on the date of issuance (May 24, 2000) times the common shares issued. Accordingly, the total settlement and interest expense was $639,565 and $111,021, respectively.


NOTE 7 - PURCHASE COMMITMENTS

I-Link has an agreement with a national carrier to lease local access spans. The agreement includes minimum usage commitments of $2,160,000 per year for the two years beginning July 2000. If I-Link were to terminate the agreement early, it would be required to pay 25 percent of any remaining minimum monthly usage requirements.

In December 1999, I-Link entered into an agreement with a national carrier to provide long-distance capacity in order to provide long-distance telecommunications services to I-Link's customers who reside in areas not yet serviced by I-Link's dedicated telecommunications network. The eighteen-month agreement includes minimum monthly usage commitments of $250,000 beginning in the sixth month of the agreement. Either party may terminate the agreement with 90 days notice.


NOTE 8 - SEGMENT OF BUSINESS REPORTING

The Company's three reportable segments are as follows:

- Telecommunications services - includes long-distance toll services and enhanced calling features such as V-Link. The telecommunications services products are marketed primarily to residential and small business customers.

- Marketing services - includes training and promotional materials to independent sales representatives (IRs) in the network marketing sales channel. Additionally, revenues are generated from registration fees paid by IRs to attend regional and national sales conferences. This segment ceased operations in February 2000.

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

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 8 - SEGMENT OF BUSINESS REPORTING, CONTINUED

There are no intersegment revenues. The Company's business is conducted principally in the U.S.; foreign operations are not material. The table below presents information about revenues from external customers and net loss for the three-month and six-month periods ended June 30, 2000 and 1999. There has been no material change in segment assets from the amounts reported in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                                                                         For the Three-Month               For the Six-Month
                                                                            Period Ended                      Period Ended
                                                                   ------------------------------   --------------------------------
                                                                   June 30, 2000    June 30, 1999   June 30, 2000      June 30, 1999
                                                                   -------------    -------------   -------------      -------------
REVENUES FROM EXTERNAL CUSTOMERS:
     Telecommunications services                                    $ 5,598,000     $ 6,225,000     $ 11,187,000       $ 12,408,000
     Marketing services                                                      --       1,476,000          464,000          2,236,000
     Technology licensing and development                             1,740,000         755,000        6,646,000          1,049,000
                                                                    -----------     -----------     ------------       ------------
     Total revenues from external customers
       for reportable segments                                      $ 7,338,000     $ 8,456,000     $ 18,297,000       $ 15,693,000
                                                                    ===========     ===========     ============       ============

SEGMENT INCOME (LOSS):
     Telecommunications services                                    $(1,558,000)    $  (249,000)    $ (3,787,000)      $     67,000
     Marketing services                                                 (58,000)       (301,000)        (154,000)          (770,000)
     Technology licensing and development                               309,000          77,000        3,971,000           (345,000)
                                                                    -----------     -----------     ------------       ------------
     Total segment loss for reportable
       segments                                                      (1,307,000)       (473,000)          30,000         (1,048,000)

     Unallocated non-cash amounts in consolidated net loss:
         Settlement expense                                             720,000                         (640,000)
         Amortization of discount on notes
            payable                                                          --      (1,108,000)              --         (1,767,000)
         Write-down of capitalized software costs                            --              --               --         (1,847,000)
         Amortization of deferred
            compensation on stock options
            issued for services                                        (189,000)       (295,000)        (381,000)          (609,000)
         Amortization of intangible assets                             (719,000)       (724,000)      (1,438,000)        (1,447,000)
     Other corporate expenses                                        (4,404,000)     (3,222,000)      (7,305,000)        (6,015,000)
     Loss from discontinued operations                                       --              --               --           (350,000)
                                                                    -----------     -----------     ------------       ------------
                                                                    $(5,899,000)    $(5,822,000)    $ (9,734,000)      $(13,083,000)
                                                                    ===========     ===========     ============       ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-K for the year ended December 31, 1999 and Form 10-Q for the quarter ended March 31, 2000.

FORWARD LOOKING INFORMATION

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE DEEMED TO INCLUDE FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "MAY," "WILL," "COULD " "SHOULD", "BELIEVE," "ESTIMATE," "EXPECT," "PLAN," AND "INTENDED" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS AND AS SUCH ARE NOT HISTORICAL FACTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY RESPECTING FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES AS NOTED BELOW. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED.

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Among many factors that could cause actual results to differ materially from the forward-looking statements herein include, without limitation, the following:

-    the Company's ability to finance and manage expected rapid growth;

-    the impact of competitive services and pricing;

- the Company's ongoing relationship with its long distance carriers and vendors;

- the impact of vigorous competition in the markets in which the Company operates;

- the impact of technological change on the Company's business including new entrants and alternative technologies;

- risks associated with debt service requirements and interest rate fluctuations;

-    dependence upon key personnel;

- subscriber attrition including the concentration of services rendered through one vendor;

- the adoption of new, or changes in, accounting policies, litigation, federal and state governmental regulation of the long distance telecommunications and internet industries;

- the Company's ability to maintain, operate and upgrade its information systems network;

- the Company's success in further expanding it's real-time IP ("RTIP network") network;

- the existence of demand for and acceptance of the Company's technology, products and services;

- other risks referenced from time to time in the Company's filings with the SEC.

The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OPERATIONS

In January 1997, I-Link Incorporated (the "Company") acquired I-Link Communications ("ILC"); in August 1997, the Company acquired MiBridge, Inc.; and in the first quarter of 1998 the Company formed ViaNet Technologies, Ltd. ("ViaNet"). In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the six-month periods ending June 30, 2000 and 1999 have been reported as discontinued operations.

The Company is an integrated voice and data communications company focused on simplifying the delivery of "Unified Communication." Unified Communication is the integration of traditional telecommunications with new data IP (Internet Protocol) communications systems with the effect of simplifying communications, increasing communication capabilities and lowering overall communication costs. Unified Communication platforms integrate telecommunication, mobile communication, paging, voice-over-IP (VoIP) and Internet technologies. Through its wholly owned subsidiaries I-Link Communications, Inc., and I-Link Systems, Inc., the Company provides enhanced telecommunications services on a wholesale and retail basis. Through its wholly-owned subsidiaries MiBridge, Inc., and ViaNet Technologies Ltd., the Company undertakes the research and development of new telecommunications services, products, and technologies, and the licensing of certain of these products and technologies to other telecommunications companies. I-Link is a leader in the delivery of Unified Communications as a result of six core technology offerings: I-Link's Intranet, Softswitch Plus-TM-, GateLink-TM-, V-Link-TM-, Indavo-TM-, and I-Link TalkFree.

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

On February 15, 2000, the Company signed a strategic marketing and channel agreement with Big Planet, a wholly owned subsidiary of Nu Skin Enterprises, Inc. Under terms of the agreement, I-Link's independent network marketing sales force (the IR's) transitioned to Big Planet, and Big Planet was granted the exclusive worldwide rights to market and sell I-Link's products and services through the Network Marketing (sometimes referred to as "Multi-Level") sales channel to residential and small business users. Other I-Link sales channels into the residential, small business, and other markets are unaffected by the agreement with Big Planet. The result of the agreement with Big Planet is that the Network Marketing channel became the single largest customer in I-Link's wholesale distribution channel.

On May 9, 2000, the Company and Red Cube International AG ("Red Cube"), a leading international provider of Internet Protocol (IP) Telephony and enhanced Web-based communications services, announced an alliance to offer global, enhanced IP communications to the customers of each of the two companies. Under the terms of the agreement, Red Cube Group licensed I-Link's IP Telephony technology, is standardizing on I-Link's software-based Softswitch Plus-TM-network platform and preparing to deploy it throughout its existing networks in Europe and other parts of the world. In addition, the two companies interconnected their IP Telephony networks, creating a single, unified network, in order to provide customers from both companies global access to enhanced IP services. (See more detailed discussion of this agreement in the "Current Position/Future Requirements" section below).

During the first two quarters of 2000, the Company began commercial deployment of its Indavo (Integrated Data and Voice) communications services gateway product. The initial device called Indavo V6 provides small office, home office and small business, including branch office and remote office customers, the capacity of up to six simultaneous voice and fax lines using any data service over network facilities that are already available to their homes or offices today. Indavo also provides access to I-Link's other enhanced services, including voice mail, fax, paging, e-mail, conference calling and follow-me-anywhere One-Number service. Indavo installations include both stand-alone and customer phone system integrated service configurations. Indavo devices and services are being marketed and deployed through both wholesale and retail channels using both general Internet access and fully managed access facilities.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2000 were $7,190,520 and the working capital deficit was $11,569,353. Cash provided by operating activities during the six-month period ended June 30, 2000 was $3,717,922 as compared to cash used by operations of $6,044,113 during the same period ended June 30, 1999. The increase in cash provided by operating activities in 2000 was primarily due to $10,000,000 received as of June 30, 2000 from Red Cube (See more detailed discussion of this agreement in the "Current Position/Future Requirements" section below.)

Net cash used by investing activities in the six-month period ended June 30, 2000 was $2,950,760 as compared to net cash used of $226,144 in the same period ended June 30, 1999. Cash used by investing activities in 2000 was primarily attributable to the purchase of network equipment of $2,970,434 which was offset by $19,674 received from the sale of certain assets from discontinued operations. In the first six-months of 1999 cash used by investing activities was primarily due to purchase of furniture, fixtures and equipment of $615,810 which was offset by $30,000 received from the sale of certain assets from discontinued operations and $359,666 from matured restricted certificates of deposit.

Financing activities provided net cash of $3,441,456 in the first six-months of 2000 as compared to cash provided of $6,498,349 in the same period of 1999. Cash provided in 2000 included proceeds of $2,600,000 from a note payable to a related party, $3,532,719 in net proceeds from exercises of common stock warrants and options and a $1,751,183 advance received under the strategic marketing and channel agreement with a customer. The $2,600,000 note and $1,751,183 advance were both repaid during the second quarter of 2000. Repayments of capital lease obligations of $66,544 and repayments of $24,719 on certain notes in discontinued operations offset these proceeds. During the same six months in 1999, cash provided by financing activities included $7,600,000 from short-term debt and common stock warrants and $5,000 in net proceeds from the exercise of common stock warrants and options. Repayments of $1,106,651 on long-term debt, notes payable and capital lease obligations offset these proceeds.

The Company incurred a net loss from continuing operations of $9,734,395 for the first six-months of 2000, and as of June 30, 2000 had an accumulated deficit of $119,884,700. The Company anticipates that revenue generated from continuing operations will not be sufficient during the remainder of 2000 to fund the Company's operations or continued expansion of its private telecommunications network facilities and anticipated growth in subscriber base. The Company has entered into additional financing arrangements as described below in order to obtain the additional funds required for its continuing operations in 2000.


CURRENT POSITION/FUTURE REQUIREMENTS

During the second quarter of 2000, revenue from continuing operations decreased $3,621,584 (33.0%) from the first quarter of 2000 as shown below:


                                                   Three Months Ended
                                              -------------------------------           Increase            % Increase
                                                3/31/00             6/30/00            (Decrease)            (Decrease)
                                              -----------         -----------          -----------          -----------
Telecommunications services                   $ 5,287,208         $ 4,589,112          $  (698,096)            (13.2)%
Marketing services                                464,354                                 (464,354)           (100.0)%
Technology licensing and  development           4,506,500           1,739,906           (2,766,594)            (61.4)%
Other                                             701,103           1,008,563              307,460              43.9 %
                                              -----------         -----------          -----------
Net operating revenue                         $10,959,165         $ 7,337,581          $(3,621,584)            (33.0)%
                                              ===========         ===========          ===========


The decrease in telecommunications services was a direct result of an agreement with Big Planet effective February 15, 2000. Prior to February 15, 2000, the Company's telecommunication services revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a Network Marketing channel of distribution which targeted residential users and small businesses in the United States. These revenue sources were recorded at retail. Under terms of the agreement, I-Link's independent network marketing sales force (the IR's) transitioned to Big Planet. A substantial decrease in telecommunication services revenues for the quarter ended June 30, 2000 was the financial impact as the Company's revenues from its single largest wholesale customer's subscribers migrated from retail sales to the sell of its services to the same subscribers through this customer at wholesale prices. While a significant portion of the revenues has converted to wholesale, a portion of the customer's subscriber base remains on a retail billing basis with I-Link, for which the wholesale customer is paid a commission. Should this customer convert this portion of their business to a wholesale relationship, I-Link would have further declines in reported revenue with a corresponding related decrease in commissions paid on this retail business. The first quarter of 2000 included 1 1/2 months of conversion from retail to wholesale of a portion of the revenues. The second quarter included all three months of the conversion to wholesale on this same portion of its revenues. The reduction in telecommunications services revenues when going from retail to wholesale is partially offset by a reduction in commissions paid to IRs related to telecommunication services revenues. In addition to the transition from retail to wholesale rates with these subscribers, the number of minutes decreased 18% primarily due to a decrease in the number of subscribers associated with the Company's single largest wholesale customer, who accounted for approximately 85% of the Company's telecommunications services revenue in the second quarter. The Company's single largest wholesale customer anticipates that minutes, subscribers and related revenue will increase in future periods, however, the Company no longer controls this channel and therefore cannot control future results related to this channel.

The Company transitioned its network marketing channel to Big Planet in February 2000. Accordingly, marketing service revenues ceased in February 2000.

Technology licensing and development revenue decreased in the second quarter of 2000. During the first quarter, the Company's revenues were primarily related to two licensing agreements that resulted in revenues of nearly $4,000,000. The Company did not have agreements of this magnitude prior to the first quarter. On May 9, 2000, the Company and Red Cube Group, a leading international provider of Internet Protocol (IP) Telephony and enhanced Web-based communications services, announced an alliance to offer global, enhanced IP communications to the customers of each of the two companies. Red Cube Group, upon signing of the agreement, paid the Company $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The $10,000,000 is nonrefundable and will be recorded as income ratably over a two-year period. Accordingly, $833,333 was recorded as technology licensing revenue in the second quarter of 2000 while the balance of $9,166,667 has been recorded as unearned revenue as of June 30, 2000. Revenue from this source (excluding Red Cube) will vary from quarter to quarter based on timing of future technology licensing and development projects and royalties from products previous sold.

Other revenues in the second quarter of 2000 of $1,008,563 represent revenues relating to services performed for Big Planet as part of the transitioning of the network-marketing channel, which occurred in the first quarter of 2000. Revenues from these services to Big Planet are expected to decrease at least 50% during the third and fourth quarters of 2000, as services rendered during the transition are no longer needed. However, revenues from these types of services from new customers may occur in the future. During the first quarter of 2000 other revenues included $301,103 from similar services to Big Planet and royalties of $400,000 from the sale of Indavo units through a distributor of the Company to a company which will not utilize the Indavo units over the I-Link Network. As sales of the Indavo unit to customers who will not utilize the I-Link Network are not expected to recur, there were no such revenues in the second quarter nor is there expected to be significant revenues of this type in the future.

The Company anticipates improved cash flow from operations in the remainder of 2000 primarily from the following sources:

- Additional $10,000,000 in prepaid services associated with the agreement between Red Cube Group and the Company in May 2000 (see discussion below). This amount was received in July 2000.

- Anticipated increase in monthly recurring subscription revenues from marketing of Indavo product. While the Company has decided to sell its Indavo devices at cost, primarily through an independent distributor, the Company anticipates increased recurring revenues form the sale of other enhanced services to Indavo users.

- Anticipated revenues from its GateLink product offering which commenced in the second quarter of 2000. During the second quarter, the Company agreed to host applications for five GateLink partners including Nortel (internet call waiting service), BigZoo.com (pre-paid cards), Me.Net (unified messaging), Cumulus (call center technology) and OgilvyInteractive (voice enabled web page). The Company anticipates that efforts in the second and third quarters should lead to growth of our GateLink business and related revenues in the fourth quarter of 2000 with significant revenues anticipated in the first quarter of 2001.

- The affiliation with Big Planet effective February 15, 2000 is anticipated to have a positive overall financial impact in the long-term to the Company by increasing revenues, reducing expenses and increasing profit margins through customer growth. However, the Company no longer controls this channel and therefore cannot control future results related to this channel.

The Company anticipates that in preparation for continued market penetration and deployment of I-Link products, cash requirements for operations, continued development of the Company's network and marketing of I-Link services will be at increasingly higher levels than experienced in the first six months of 2000.

Since December 31, 1999, the Company entered into three agreements as follows:

- On May 9, 2000, the Company and Red Cube announced an alliance to offer global, enhanced IP communications to the customers of each of the two companies. Red Cube, upon signing the agreement, paid the Company $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. I-Link and Red Cube Group were obligated to use their best commercially reasonable effort to complete certain milestones defined in the agreement and to negotiate in good faith to enter into a revenue sharing agreement by June 23, 2000, which date was extended to July 7, 2000. On June 30, 2000 the Company completed Milestone #1 as required under the agreement and signed a revenue sharing agreement. Completion of Milestone #1 and the signing of the revenue sharing agreement, both as prescribed under the agreement, obligated Red Cube to pay to I-Link an additional $10,000,000 for future services and removes any potential obligations that I-Link might have had to repay any of the $20,000,000 received or to be received from Red Cube. The $10,000,000 for future services was paid to I-Link in July 2000.

- On February 25, 2000, the Company obtained a leasing arrangement for certain network equipment up to $5,000,000 dollars. As of June 30, 2000 the Company had approximately $4,100,000 of this lease available for additional equipment acquisitions.

- The due date of the Company's existing obligation to Winter Harbor in the amount of $7,768,000 and accrued interest of $1,345,801 as of December 31, 1999, which was due April 15, 2000, was extended to April 15, 2001.

While the Company believes that the aforementioned sources of funds will be sufficient to fund its operations in 2000, the Company anticipates that additional funds will be necessary after such time to fund its operations and finance the planned expansion of the Company's business communications services, product development and manufacturing, and to discharge the financial obligations of the Company. The availability of such funds will depend on prevailing market conditions, interest rates, and the financial position and results of operations of the Company. There can be no assurance that such funds will be available or if available that they will be on terms and conditions favorable to the Company. Furthermore, the Company may need to raise funds prior to 2001 if, for example, the Company accelerates the expansion of its network and services, pursue acquisitions or experiences operating losses that exceed our current expectations.


               THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO
                     THREE-MONTH PERIOD ENDED JUNE 30, 1999

In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending June 30, 2000 and 1999 have been reported as discontinued operations.


REVENUES

Telecommunication services revenue decreased $1,636,440 to $4,589,112 in the second quarter of 2000 as compared to $6,225,552 in the second quarter of 1999. The decrease is a direct result of the agreement with Big Planet effective February 15, 2000. Prior to February 15, 2000, the Company's telecommunication services revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a Network Marketing channel of distribution. These revenue sources were recorded at retail. Under terms of the agreement, I-Link's independent network marketing sales force (the IR's) transitioned to Big Planet. A substantial decrease in telecommunication services revenues for the quarter ended June 30, 2000 was the financial impact as the Company's revenues from its single largest wholesale customer's subscribers migrated from retail sales to the sell of its services to the same subscribers through this customer at wholesale prices. While a significant portion of the revenues has converted to wholesale, a portion of the customer's subscriber base remains on a retail billing basis with I-Link, for which the customer is paid a commission. Should this customer convert this portion of their business to a wholesale relationship, I-Link would have further declines in reported revenue with a corresponding related decrease in commission paid on this retail business. In addition to the transition from retail to wholesale rates with these subscribers, the number of minutes increased 16% primarily due to an increase in the number of subscribers as compared to the similar period of 1999. The increase in minutes was offset by a decrease in the average rate per minute of approximately 36%. This decrease in rate per minute was a result of two events: (1) transition from retail to wholesale pricing with the Company's single largest wholesale customer who accounted for approximately 56% of the Company's telecommunications services revenue in the first six months of 2000 and (2) competitive pricing pressures. The Company's single largest wholesale customer anticipates that minutes, subscribers and related revenue will increase in future periods, however, the Company no longer controls this channel and therefore cannot control future results related to this channel.

The Company transitioned its network marketing channel to Big Planet in February 2000. Accordingly, marketing service revenues ceased in February 2000.

Technology licensing and development revenue increased $985,349 to $1,739,906 in the second quarter of 2000 as compared to $754,557 in the same quarter of 1999. On May 9, 2000, the Company and Red Cube Group entered into an agreement under which Red Cube paid the Company $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The $10,000,000 is nonrefundable and is being recorded as income ratably over a two-year period. Accordingly, $833,333 was recorded as technology licensing revenue in the second quarter of 2000 while the balance of $9,166,667 has been recorded as unearned revenue as of June 30, 2000. Revenue from this source (excluding Red Cube) will vary from quarter to quarter based on timing of future technology licensing and development projects and royalties from products previously sold.

Other revenues in the second quarter of 2000 relate to services performed for Big Planet as part of the transitioning of the network-marketing channel. Revenues from these services to Big Planet are expected to decrease at least 50% during the third and fourth quarters of 2000, as services rendered during the transition are no longer needed. However, revenues from these types of services from new customers may occur in the future. There were no comparable revenues in the same period of 1999.


OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $797,322 in the second quarter of 2000 to $5,537,946 as compared to $4,740,624 for the same quarter of 1999. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the generation of telecommunication service revenue. While telecommunication network expense is directly related to telecommunication services revenues, the relationship is not comparable with the same quarter in 1999 due to the transition to wholesale rather than retail revenues as a result of the agreement with Big Planet discussed in Telecommunication services revenue above.

Marketing service costs ceased in the first quarter of 2000. The expenses related directly to the Company's marketing services revenue, which revenues ceased in the first quarter of 2000. Accordingly there were no such expenses in the second quarter of 2000.

Selling, general and administrative expense increased $2,637,257 to $5,724,953 in the second quarter of 2000 as compared to $3,087,696 in the second quarter of 1999. The increase was primarily due to increased overhead, outside services used in connection with complex business transactions and increasing personnel costs associated with hiring highly skilled employees to expand and administer the Company's network and provisioning of telecommunications services.

The provision for doubtful accounts decreased $984,122 to $54,187 in the second quarter of 2000 as compared to $1,038,309 in the same quarter of 1999. The decrease is directly related to the transitioning of the network channel subscribers to Big Planet in February 2000. With the transition, Big Planet assumed the risk of collections from individual subscribers. Accordingly, the Company continues to assess its risks of collections of accounts receivable, the effect of which resulted in reduced provision for the three months ended June 30, 2000 as compared to the same period of 1999.

Depreciation and amortization increased $123,413 to $1,560,816 in the second quarter of 2000 as compared to $1,437,403 in the second quarter of 1999. The increase is primarily due to increased depreciation related to continuing acquisitions of equipment, primarily telecommunication equipment.

Research and development increased $340,376 to $841,446 in the second quarter of 2000 as compared to $501,070 in the same period of 1999. The Company anticipates that research and development expense will continue at a comparable amount during the remainder of 2000.

Interest expense decreased $1,392,062 to $350,481 in the second quarter of 2000 as compared to $1,742,543 in the same quarter of 1999. Interest in the second quarter of 2000 was primarily related to interest on outstanding debt of the Company and capitalized leases. Interest in the second quarter of 1999 included $1,129,620 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $8,000,000 in loans and a $3,000,000 letter of credit to the Company from Winter Harbor L.L.C. and interest on outstanding debt of the Company of $612,923.

Interest and other income increased $79,797 to $112,969 in the second quarter of 2000 as compared to $33,172 in the same quarter of 1999. The increase was primarily due to an increase in the average balance of cash on hand in the second quarter of 2000 as compared to the same quarter of 1999.

A settlement expense of $1,359,950 was recorded in the first quarter of 2000. This expense is the result of an obligation to issue 129,519 shares of common stock in exchange for certain trading restrictions imposed on JNC Opportunity Fund Ltd. ("JNC") in relation to the common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000. The settlement and release agreement settled certain litigation between the Company and JNC over un-converted Series F preferred stock held by JNC. The amount of this expense was subject to change in the future in relation to the changes in the market price of the Company's common stock until May 24, 2000 when the common stock was issued. The market price of the Company's common stock decreased from March 31 to May 24, 2000, accordingly the Company recognized a reduction in settlement expense of $720,385 from $1,359,950 recorded as of March 31, 2000 to $639,565 as of May 24, 2000. There was no comparable expense in 1999.


              SIX-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE
                      SIX-MONTH PERIOD ENDED JUNE 30, 1999

In March 1998, the Company made the decision to dispose of the operations of the subsidiaries of the Company operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the six-month periods ending June 30, 2000 and 1999 have been reported as discontinued operations.


REVENUES

Telecommunications service revenue decreased $2,531,931 to $9,876,319 in the first six months of 2000 as compared to $12,408,250 in the first six months of 1999. The decrease is a direct result of the agreement with Big Planet effective February 15, 2000. Prior to February 15, 2000, the Company's telecommunication services revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a Network Marketing channel of distribution. These revenue sources were recorded at retail. Under terms of the agreement, I-Link's independent network marketing sales force (the IR's) transitioned to Big Planet. A substantial decrease in telecommunication services revenues for the six months ended June 30, 2000 was the financial impact as the Company's revenues from its single largest wholesale customer's subscribers migrated from retail sales to the sell of its services to the same subscribers through this customer at wholesale prices. While a significant portion of the revenues has converted to wholesale, a portion of the customer's subscriber base remains on a retail billing basis with I-Link, for which the customer is paid a commission. Should this customer convert this portion of their business to a wholesale relationship, I-Link would have further declines in reported revenue with a corresponding related decrease in commission paid on this retail business. In addition to the transition from retail to wholesale rates with these subscribers, the number of minutes increased 32% primarily due to an increase in the number of subscribers as compared to the similar period of 1999. The increase in minutes was offset by a decrease in the average rate per minute of approximately 35%. This decrease in rate per minute was a result of two events: (1) transition from retail to wholesale pricing with the Company's single largest wholesale customer who accounted for approximately 56% of the Company's telecommunications services revenue in the first six months of 2000 and (2) competitive pricing pressures. The Company's single largest wholesale customer anticipates that minutes, subscribers and related revenue will increase in future periods, however, the Company no longer controls this channel and therefore cannot control future results related to this channel.

Marketing services revenue, which included revenue from independent representatives for promotional and presentation materials, WebCentre, and ongoing administrative support decreased $1,771,608 to $464,354 in the first six-months of 2000 as compared to $2,235,962 in the same period of 1999. The decrease was primarily a result of transition of this network-marketing channel to Big Planet in February 2000, which with such transition, marketing service revenues ceased.

Technology licensing and development revenue increased $5,197,433 to $6,246,406 in the first six months of 2000 as compared to $1,048,973 in the first six months of 2000. During the first six months of 2000, the Company's increase in these revenues was primarily from two sources. First, the Company entered into two licensing agreements that resulted in revenues of nearly $4,000,000. Second, on May 9, 2000, the Company and Red Cube Group entered into an agreement under which Red Cube paid the Company $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The $10,000,000 is being recorded as income ratably over a two-year period. Accordingly, $833,333 was recorded as technology licensing revenue in the second quarter of 2000 while the balance of $9,166,667 has been recorded as unearned revenue as of June 30, 2000. Revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects and royalties from products previous sold.

Other revenues in the first six months of 2000 include $1,309,667 which represent revenues relating to services performed for Big Planet as part of the transitioning of the network marketing channel which occurred in the first quarter of 2000. Revenues from these services to Big Planet are expected to decrease significantly during the third and fourth quarters of 2000, as services rendered during the transition are no longer needed. However, revenues from these types of services from new customers may occur in the future. During the six months of 2000 other revenues also included royalties of $400,000 from the sale of Indavo units to through a distributor of the Company to a company which will not use the Indavo units over the I-Link Network. As sales of the Indavo unit to customers who will not use the I-Link Network are not expected to recur, there were no such revenues in the second quarter nor is there expected to be significant revenues of this type in the future.


OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $2,586,954 in the six months ended June 30 2000 to $11,651,008 as compared to $9,064,054 for the same period in 1999. These expenses include the costs related to the continuing development and deployment of the Company's communication network and expenses related to the generation of telecommunication service revenue. While telecommunication network expense is directly related to telecommunication services revenues, the relationship is not comparable with the same period in 1999 due to the transition to wholesale rather than retail revenues as a result of the agreement with Big Planet discussed above in Telecommunication services revenue.

Marketing service costs decreased $2,630,722 to $349,034 in the first six months of 2000 as compared to $2,979,756 for the same period in 1999. The decrease is a direct result of the decreased marketing service revenues during the same period. These expenses related directly to the Company's marketing service revenue. Marketing service expenses included commissions and the costs of providing promotional and presentation materials, national and regional conventions and ongoing administrative support. The decrease in expense is directly related to the transition of this network marketing channel to Big Planet in February 2000, which resulted in the cessation of marketing service revenues and accordingly the related expenses.

Selling, general and administrative expense increased $3,719,222 to $9,644,041 in the first six months of 2000 as compared to $5,924,819 in the first six months in 1999. The increase was primarily due to increased overhead, outside services used in connection with complex business transactions and increasing personnel costs associated with hiring highly skilled employees to expand and administer the Company's network and provisioning of telecommunications services.

The provision for doubtful accounts decreased $1,564,112 to $379,903 in the six months of 2000 as compared to $1,944,015 in the same period in 1999. The decrease is directly related to the transitioning of the network channel subscribers to Big Planet in February 2000. With the transition, Big Planet assumed the risk of collections from individual subscribers. Accordingly, the Company continues to assess its risks of collections of accounts receivable, the effect of which resulted in reduced provision for the six months ended June 30, 2000 as compared to the same period of 1999.

Depreciation and amortization increased $268,882 to $3,049,705 in the first quarter of 2000 as compared to $2,780,823 in the first six months of 1999. The increase is primarily due to increased depreciation related to continuing acquisitions of equipment, primarily telecommunication equipment.

In the first quarter of 1999, the Company recorded a write-down of capitalized software costs of $1,847,288. IIn May 1999, the Company's management and its Board of Directors concluded that certain systems would not significantly enhance the Company's existing billing and information systems or meet its ultimate needs and accordingly the Company recorded a write-down on the in-process system development of $1,847,288.

Research and development increased $600,253 to $1,674,358 in the first six months of 2000 as compared to $1,074,105 in the same period in 1999. The Company anticipates that research and development expense will continue at a comparable amount during the remainder of 2000.

Interest expense decreased $2,074,109 to $794,323 in the first six months of 2000 as compared to $2,868,432 in the same period in 1999. Interest expense in the first six months of 2000 was primarily due to interest on outstanding debt and capitalized leases of the Company other than $111,000 of interest related to issuance of 20,458 shares of common stock as interest expense included in the JNC Opportunity Fund Ltd. settlement described below. Interest expense in the first six months of 1999 was primarily due to $1,766,938 (non-cash) in amortization of debt discount related to certain warrants granted in connection with $8,000,000 in loans and a $3,000,000 letter of credit to the Company from Winter Harbor L.L.C. (which did not recur in 2000) and interest on outstanding debt of the Company of $1,101,494.

Interest and other income increased $94,045 to $150,796 in the first six months of 2000 as compared to $56,751 in the same period of 1999. The increase was primarily due to an increase in the average balance of cash on hand in the first six months of 2000.

A settlement expense of $639,565 was recorded in the first six months of 2000. This expense is the result of an obligation to issue 129,519 shares of common stock in exchange for certain trading restrictions imposed on JNC Opportunity Fund Ltd. ("JNC") in relation to the common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000. The settlement and release agreement settled certain litigation between the Company and JNC over un-converted Series F preferred stock held by JNC. The amount of this expense was based upon the market price of the Company's common stock on May 24, 2000 when the common stock was issued. There was no comparable expense in 1999.

The Company recorded an additional loss from discontinued operations in the first six months of 1999 in the amount of $350,000. There was no such loss recorded in the same period of 2000.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on May 23, 2000, at which one proposal was considered and passed by the stockholders:

Proposal 1 was "To approve the issuance to JNC Opportunity Fund Ltd. of a number of shares or our common stock equal to the additional share amount and, if required, the late share amount and additional late share amount as such terms were used in the pertinent agreements, all pursuant to the terms set forth in the settlement and release agreement, dated March 10, 2000, by and between JNC Opportunity Fund and the Company." The vote on Proposal 1 was 19,020,320 votes for, 292,507 votes against, with 1,479,572 votes abstaining.


ITEM 6(a) - EXHIBITS

Exhibit
Number    Item
------    ----
10.6      Form of Cooperation and Framework Agreement between I-Link
          Incorporated and Cyber Office International AG. dated May 8, 2000.

10.7      Form of Revenue Sharing Agreement between I-Link Incorporated and Red
          Cube International AG (Formerly known as Cyber Office International
          AG. dated June 30, 2000.

10.8      Form of Letter dated June 30, 2000, clarifying a Cooperation and
          Framework Agreement issue.

27        Financial data schedule.


ITEM 6(b) - REPORTS ON FORM 8-K

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                       I-Link Incorporated
                                          (Registrant)




Date:  August 11, 2000                 By:  /s/ John W. Edwards
                                          ----------------------------------
                                          John W. Edwards
                                          Chief Executive Officer


                                       By: /s/ John M. Ames
                                          ----------------------------------
                                          John M. Ames
                                          Acting Chief Financial Officer and
                                          Chief Operating Officer