Form 10-Q
period 2000-09-30
I LINK INC
filed 2000-10-19
CIK 849145

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                 --------------

As of October 12, 2000, the registrant had outstanding 28,095,794 shares of $0.007 par value common stock.

PART 1  - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      I-LINK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      1

                                     ASSETS                        September 30,          December 31,
                                                                       2000                   1999
                                                                   -------------          -------------
Current assets:
   Cash and cash equivalents                                       $   9,929,375          $   2,950,730
   Accounts receivable, less allowance for doubtful
     accounts of $92,000 as of September 30, 2000
     and $1,789,000 as of December 31, 1999                            3,447,052              4,344,406
   Other current assets                                                  391,995                362,191
                                                                   -------------          -------------
      Total current assets                                            13,768,422              7,657,327

Furniture, fixtures, equipment and software, net                       9,156,991              7,019,361

Other assets:
   Intangible assets, net                                              4,486,963              6,551,453
   Other assets                                                          695,111                430,058
                                                                   -------------          -------------
                                                                   $  28,107,487          $  21,658,199
                                                                   =============          =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $   2,463,342          $   4,131,675
   Accrued liabilities                                                 3,264,455              2,629,046
   Unearned revenue                                                   15,000,000                   --
   Accrued interest on notes payable to a related party                2,112,173                   --
   Current portion of long-term debt                                     746,625                751,660
   Notes payable to a related party                                    7,768,000                   --
   Current portion of obligations under capital leases                 1,450,079              1,380,957
   Net liabilities of discontinued operations                             82,629                 82,629
                                                                   -------------          -------------
      Total current liabilities                                       32,887,303              8,975,967

Notes payable to a related party                                            --                7,768,000
Accrued interest on notes payable to a related party                        --                1,345,801
Obligations under capital leases                                         370,622                544,724
Unearned revenue                                                       2,916,667                   --
                                                                   -------------          -------------
                                                                      36,174,592             18,634,492
                                                                   -------------          -------------
Commitments and contingencies (note 6)

Redeemable preferred stock - Class M                                  11,734,820             11,734,820
Redeemable preferred stock - Class F                                        --                2,338,784
                                                                   -------------          -------------
                                                                      11,734,820             14,073,604
                                                                   -------------          -------------
Stockholders' deficit:
   Preferred stock, $10 par value, authorized
     10,000,000 shares, issued and outstanding
     25,946 as of September 30, 2000 and 49,992 as
     of December 31, 1999, liquidation preference
     of $16,200,445 as of September 30, 2000                             259,460                499,920
   Common stock, $.007 par value, authorized
     150,000,000 shares, issued and outstanding
     28,072,180 as of September 30, 2000 and 24,150,829 as
     of December 31, 1999                                                196,506                169,056
   Additional paid-in capital                                        106,552,971             98,734,475
   Deferred compensation                                                 (51,022)              (499,377)
   Accumulated deficit                                              (126,759,840)          (109,953,971)
                                                                   -------------          -------------
     Total stockholders' deficit                                     (19,801,925)           (11,049,897)
                                                                   -------------          -------------
                                                                   $  28,107,487          $  21,658,199
                                                                   =============          =============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended                        Nine Months Ended
                                                                  September 30,                            September 30,
                                                         --------------------------------        --------------------------------
                                                             2000                1999                2000                1999
                                                         ------------        ------------        ------------        ------------
Revenues:
   Telecommunication services                            $  3,666,119        $  6,986,968        $ 13,542,438        $ 19,395,218
   Marketing services                                            --               989,157             463,740           3,225,119
   Technology licensing and development                     1,432,301             853,343           7,678,707           1,902,316
   Other                                                      444,582                --             2,154,862                --
                                                         ------------        ------------        ------------        ------------
     Total revenues                                         5,543,002           8,829,468          23,839,747          24,522,653
                                                         ------------        ------------        ------------        ------------
Operating costs and expenses:
   Telecommunication network expense                        5,736,946           5,224,851          17,387,954          14,288,905
   Marketing services                                            --             1,584,356             456,354           4,564,112
   Selling, general and administrative                      4,242,074           3,085,766          13,778,795           9,010,585
   Provision for (benefit from) doubtful accounts            (300,667)            997,788              79,236           2,941,803
   Depreciation and amortization                            1,565,065           1,564,774           4,614,770           4,345,597
   Write-down of capitalized software costs                      --                  --                  --             1,847,288
   Research and development                                 1,085,236             778,638           2,759,594           1,852,743
                                                         ------------        ------------        ------------        ------------
     Total operating costs and expenses                    12,328,654          13,236,173          39,076,703          38,851,033
                                                         ------------        ------------        ------------        ------------
Operating loss                                             (6,785,652)         (4,406,705)        (15,236,956)        (14,328,380)
                                                         ------------        ------------        ------------        ------------
Other income (expense):
   Interest expense                                          (339,429)         (1,878,978)         (1,133,752)         (4,747,410)
   Interest and other income                                  249,940              69,182             400,737             125,933
   Settlement expense                                            --                  --              (639,565)               --
                                                         ------------        ------------        ------------        ------------
     Total other income (expense)                             (89,489)         (1,809,796)         (1,372,580)         (4,621,477)
                                                         ------------        ------------        ------------        ------------
Loss from continuing operations                            (6,875,141)         (6,216,501)        (16,609,536)        (18,949,857)

Loss from discontinued operations (less applicable
     income tax provision of $0)                                 --                  --                  --              (350,000)
                                                         ------------        ------------        ------------        ------------
         Net loss                                        $ (6,875,141)       $ (6,216,501)       $(16,609,536)       $(19,299,857)
                                                         ============        ============        ============        ============

CALCULATION OF NET LOSS PER COMMON SHARE:
Loss from continuing operations                          $ (6,875,141)       $ (6,216,501)       $(16,609,536)       $(18,949,857)
Cumulative preferred stock dividends                         (402,529)           (400,675)         (1,221,231)         (1,274,034)
Deemed preferred stock dividends on class E, F & N               --            (6,978,417)               --            (6,978,417)
                                                         ------------        ------------        ------------        ------------
     Loss from continuing operations applicable to
         common stock                                    $ (7,277,670)       $(13,595,593)       $(17,830,767)       $(27,202,308)
                                                         ============        ============        ============        ============

Basic and diluted weighted average shares
      outstanding                                          27,850,335          22,205,970          26,639,187          20,768,051
                                                         ============        ============        ============        ============

Net loss per common share - basic and diluted:
    Loss from continuing operations                      $      (0.26)       $      (0.61)       $      (0.67)       $      (1.31)
    Loss from discontinued operations                            --                  --                  --                 (0.02)
                                                         ------------        ------------        ------------        ------------
      Net loss per common share                          $      (0.26)       $      (0.61)       $      (0.67)       $      (1.33)
                                                         ============        ============        ============        ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                            Preferred Stock          Common Stock
                                           ------------------   ----------------------
                                                                                          Additional
                                                                                           Paid-in        Deferred     Accumulated
                                           Shares    Amount       Shares       Amount      Capital      Compensation     Deficit
                                           ------  ----------   ----------   ---------   -------------  ------------  --------------
BALANCE AT DECEMBER 31, 1999               49,992  $  499,920   24,150,829   $ 169,056   $  98,734,475   $ (499,377)  $(109,953,971)

Conversion of preferred stock into
  common stock                            (24,294)   (242,940)   2,117,581      14,823         228,116         --              --
Reclassification of Class F redeemable
  preferred stock from mezzanine due to
  conversion to common stock                  248       2,480         --          --         2,336,305         --              --
Common stock dividend paid to holders of
  Class F redeemable preferred stock         --          --         87,477         612         195,721         --          (196,333)
Exercise of stock options and warrants       --          --      1,566,316      10,964       4,263,915         --              --
Common stock issued as payment of
  accrued liabilities                        --          --        149,977       1,051         739,537         --              --
Stock options issued for services            --          --           --          --            54,902      (54,902)           --
Amortization of deferred compensation on
  stock options issued for services          --          --           --          --              --        503,257            --
Net loss                                     --          --           --          --              --           --       (16,609,536)
                                           ------  ----------   ----------   ---------   -------------   ----------   -------------
BALANCE AT SEPTEMBER 30, 2000              25,946  $  259,460   28,072,180   $ 196,506   $ 106,552,971   $  (51,022)  $(126,759,840)
                                           ======  ==========   ==========   =========   =============   ==========   =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                      -------------------------------
                                                                                          2000              1999
                                                                                      ------------       ------------
Cash flows from operating activities:
   Net loss                                                                           $(16,609,536)      $(19,299,857)
    Adjustments to reconcile net loss to net cash used in (provided by)
    operating activities:
      Depreciation and amortization                                                      4,614,770          4,345,597
      Provision for doubtful accounts                                                       79,236          2,941,803
      Common stock issued as payment of expenses                                           740,587               --
      Amortization of discount on notes payable                                               --            3,295,042
      Write-down of capitalized software costs                                                --            1,847,288
      Loss on disposal of assets                                                              --                7,494
      Amortization of deferred compensation on stock options issued for services           503,257            702,168
      Increase (decrease) from changes in operating assets and liabilities:
          Accounts receivable                                                              818,117         (3,309,114)
          Other assets                                                                    (294,856)          (114,079)
          Accounts payable, accrued liabilities and unearned revenue                    17,645,094          1,413,273
      Discontinued operations - noncash charges and working capital changes                 66,162            315,483
                                                                                      ------------       ------------
                  Net cash provided by (used in) operating activities                    7,562,831         (7,854,902)
                                                                                      ------------       ------------
Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                       (4,687,910)          (839,505)
   Maturity of restricted certificates of deposit                                             --              359,149
   Investing activities of discontinued operations                                          29,537             30,000
                                                                                      ------------       ------------
                  Net cash used in investing activities                                 (4,658,373)          (450,356)
                                                                                      ------------       ------------
Cash flows from financing activities:
   Proceeds from issuance of notes payable to related party                              2,600,000          8,200,000
   Payment of notes payable to related party debt                                       (2,600,000)          (500,000)
   Proceeds from advance under strategic marketing agreement                             1,751,183               --
   Payment of advance under strategic marketing agreement                               (1,751,183)              --
   Proceeds from issuance of convertible preferred stock                                      --            7,281,086
   Offering costs from issuance of redeemable preferred stock and warrants                    --             (164,678)
   Payment of long-term debt                                                                  --             (283,793)
   Payment of capital lease obligations                                                   (104,979)          (577,675)
   Proceeds from exercise of common stock warrants and options                           4,274,879              5,000
   Financing activities of discontinued operations                                         (24,204)              --
                                                                                      ------------       ------------
                  Net cash provided by financing activities                              4,145,696         13,959,940
                                                                                      ------------       ------------
Increase  in cash and cash equivalents                                                   7,050,154          5,654,682
Cash and cash equivalents at beginning of period                                         2,996,004          1,368,927
                                                                                      ------------       ------------
Cash and cash equivalents at end of period                                            $ 10,046,158       $  7,023,609
                                                                                      ============       ============
Cash and cash equivalents at end of period:
   Continuing operations                                                              $  9,929,375       $  6,970,202
   Discontinued operations                                                                 116,783             53,407
                                                                                      ------------       ------------
      Total cash and cash equivalents at end of period                                $ 10,046,158       $  7,023,609
                                                                                      ============       ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Reclassification of Class F redeemable preferred stock from mezzanine              $  2,338,784       $  5,356,571
   Warrants issued in connection with a standby letter of credit                              --         $    735,720
   Stock options issued for future services                                           $     54,902               --
   Equipment acquired under capital lease obligations                                         --         $  1,937,091
   Accrued interest and debt exchanged for Series N preferred stock                           --         $ 12,718,914


              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (the "Company"). The Company is an integrated voice and data communications company focused on simplifying the delivery of "Unified Communication." Unified Communication is the integration of traditional telecommunications with new data IP (Internet Protocol) communications systems with the effect of simplifying communications, increasing communication capabilities and lowering overall communication costs. Unified Communication platforms integrate telecommunication, mobile communication, paging, voice-over-IP (VoIP), fax and Internet technologies. Through the Company's wholly owned subsidiaries I-Link Communications, Inc., and I-Link Systems, Inc., the Company provides enhanced telecommunications services on a wholesale and retail basis. Through its wholly-owned subsidiaries MiBridge, Inc., and ViaNet Technologies Ltd., the Company undertakes the research and development of new telecommunications services, products and technologies, and the licensing of these products and technologies to other telecommunications companies.

All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 23, 1998, our Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its effort on the sale of telecommunication services and the licensing of technology. The Company has sold or intend to sell all of the assets of the medical services subsidiaries, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries. In April 2000, after several unexpected delays, the Company completed the sale of its non-operating assets located in China. On-going administrative costs primarily consist of fees associated with collecting outstanding accounts receivable. These anticipated costs have been accrued for as part of the Company's best estimate of the expected ultimate loss on disposal. The results of the medical services operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net liabilities of discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

The interim financial data are unaudited; however, in the opinion of the Company's management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of:

     - the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999,

     -    the financial position at September 30, 2000, and

     - cash flows for the nine-month periods ended September 30, 2000 and 1999.

The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999 and quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2000.

The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of those to be expected for the entire year.

While the Company continued to have net losses from continuing operations, an accumulated deficit and negative working capital, the Company believes that cash on hand is sufficient to fund its operations until Red Cube, an entity currently in the process of purchasing I-Link securities owned by our largest shareholder Winter Harbor, exercises the warrants obtained from Winter Harbor. Red Cube has previously expressed its intent in it's Form 13D filing with the SEC to exercise warrants it will obtain from Winter Harbor on a cash basis. This exercise is anticipated to take place in the fourth quarter of this year. The cash received upon exercise of these warrants would give the Company the financial resources necessary to fund anticipated ongoing operations, the continued expansion of its private telecommunications network facilities, development and manufacturing of the Company's products and anticipated growth in subscriber base. However, should the cash exercise of the warrants not take place, or not take place in a timely manner, the Company will need to obtain additional cash from other sources. Even if the cash exercise of the warrants does take place in as expected, the Company may still need to raise additional funds from other sources as needed. The availability of additional funds will always depend on prevailing market conditions, interest rates, and our financial position and results of operations. There can be no assurance that additional funds will be available, or if available that they will be on terms and conditions favorable to the Company.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Based upon the Company's net loss from continuing operations for the three-month and nine-month periods ending September 30, 2000 and 1999, basic and diluted loss per share are the same for all periods.

REVENUE RECOGNITION

During the second quarter of 2000 the Company entered into an agreement with Red Cube. The agreement with Red Cube consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. This $10,000,000 is nonrefundable and will be recorded as revenue ratably over a two-year period. Accordingly, $833,333 was recorded as technology licensing revenue in the second quarter of 2000 and $1,250,000 was recorded as revenue in the third quarter of 2000. The balance of $7,916,667 has been recorded as unearned revenue as of September 30, 2000. In July 2000 the Company received an additional nonrefundable payment of $10,000,000. This payment is a service prepayment that will be credited against services performed for and/or provided to Red Cube. To the extent the service prepayment credit has not been fully utilized by Red Cube by September 30, 2001, any unused service prepayment shall be deemed fully earned and utilized as of that date contingent upon the Company's network meeting certain capacity requirements during the service period. The service prepayment of $10,000,000 has been recorded as unearned revenue as of September 30, 2000 and will be recognized as revenue when the related services are performed or the other criteria are met. There were no services rendered during the third quarter of 2000.

NOTE 3 - DISCONTINUED OPERATIONS

Net assets of the Company's discontinued operations (excluding intercompany balances that have been eliminated against the net equity of the discontinued operations) are as follows:

                                                  September 30,     December 31,
                                                     2000              1999
                                                  (unaudited)       (unaudited)
                                                  -----------       -----------
Assets:
  Current assets:
    Cash and cash equivalents                     $   116,783       $    45,274
    Accounts receivable                               181,813           391,590
    Inventory                                            --             555,291
    Other                                               8,738            33,233
                                                  -----------       -----------
      Total current assets                            307,334         1,025,388

  Furniture, fixtures and equipment, net                8,313            37,850
  Other non-current assets                               --                 854
                                                  -----------       -----------
      Total assets                                    315,647         1,064,092
                                                  -----------       -----------
Liabilities:
  Current liabilities:
    Accounts payable and accrued liabilities          180,804           905,060
    Note payable                                      217,472           141,661
                                                  -----------       -----------
      Total current liabilities                       398,276         1,046,721
                                                 -----------       -----------
   Note Payable                                          --             100,000
                                                  -----------       -----------
Net liabilities - discontinued operations         $   (82,629)      $   (82,629)
                                                  ===========       ===========


                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS, CONTINUED

The net liabilities of the discontinued operations as of September 30, 2000 and December 31, 1999 are shown as a current liabilities in the consolidated balance sheet as it is anticipated that the disposal of the medical services businesses will be completed by the fourth quarter of 2000. Revenues of the discontinued operations were $0 and $45,358 and $0 and $280,479 for the three-month and nine-month periods ending September 30, 2000 and 1999, respectively.


NOTE 4 - CAPITAL FINANCING

In March 2000, the Company entered into a new lease facility providing for equipment purchases of up to $5,000,000. The equipment will be used in expanding our real-time IP ("RTIP network") network. The lease agreement requires monthly payments over the three-year term. As of September 30, 2000, the Company had purchased $946,000 of equipment under the lease facility.


NOTE 5 - INCOME TAXES

The Company did not recognize any income tax benefit from the losses generated in 2000 and 1999 because of the uncertainty of the realization of the related deferred tax asset.


NOTE 6 - PURCHASE COMMITMENTS

I-Link has an agreement with a national carrier to lease local access spans. The agreement includes minimum usage commitments of $2,160,000 per year for the two years beginning July 2000. If I-Link were to terminate the agreement early, it would be required to pay 25 percent of any remaining minimum usage requirements.

In December 1999, the Company entered into an agreement with a national carrier to provide long-distance capacity which allows I-link to provide long-distance telecommunications services to our customers who reside in areas not yet serviced by the Company's dedicated telecommunications network. The eighteen-month agreement includes minimum monthly usage commitments of $250,000 beginning in the sixth month of the agreement. If the Company purchases at least $3,000,000 worth of services during the eighteen months of the agreement, then no individual month's under-usage will result in a penalty.


NOTE 7 - SEGMENT OF BUSINESS REPORTING

The Company has three reportable segments as follows:

     - Telecommunications services - includes long-distance toll services and enhanced calling features including V-Link, which products are marketed primarily to residential and small business customers. Telecommunications services also include revenues related to GateLink and Indavo.

     - Marketing services - included training and promotional materials to independent sales representatives (IRs) in the network marketing sales channel. Revenues were generated from registration fees paid by IRs to attend regional and national sales conferences. This segment ceased operations in February 2000.

     - Technology licensing and development - provides research and development to enhance our product and technology offerings. Products developed by this segment include V-Link, Indavo, and other proprietary technology. The Company licenses developed technology to third party users, including but not limited to Lucent, Brooktrout and others.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SEGMENT OF BUSINESS REPORTING, CONTINUED

There are no intersegment revenues. I-Link's business is conducted principally in the United States; foreign operations are not material. The table below presents information about revenues and the net losses for the three-month and nine-month periods ended September 30, 2000 and 1999. There has been no material change in segment assets from the amounts reported in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                                                                   For the Three-Month            For the Nine-month
                                                                Period Ended September 30,    Period Ended September 30,
                                                                --------------------------    --------------------------
(In thousands)                                                     2000           1999           2000           1999
                                                                 --------       --------       --------       --------
SEGMENT REVENUES:
     Telecommunications services                                 $  4,111       $  6,987       $ 15,297       $ 19,395
     Marketing services                                              --              989            464          3,225
     Technology licensing and development                           1,432            853          8,079          1,902
                                                                 --------       --------       --------       --------
       Total revenues                                            $  5,543       $  8,829       $ 23,840       $ 24,522
                                                                 ========       ========       ========       ========
SEGMENT INCOME (LOSS):
     Telecommunications services                                 $ (2,761)      $    (96)      $ (6,548)      $    (29)
     Marketing services                                               (50)          (613)          (204)        (1,383)
     Technology licensing and development                             (96)          (120)         3,875           (465)
                                                                 --------       --------       --------       --------
       Total segment loss                                          (2,907)          (829)        (2,877)        (1,877)

     Unallocated non-cash amounts in consolidated net loss:
         Settlement expense                                          --             --             (640)          --
         Amortization of discount on notes
            payable                                                  --           (1,506)          --           (3,295)
         Write-down of capitalized software costs                    --             --             --           (1,847)
         Amortization of deferred
            compensation on stock options
            issued for services                                      (122)           (93)          (503)          (702)
         Amortization of intangible assets                           (626)          (723)         (2064)        (2,170)
     Other corporate expenses                                      (3,220)        (3,066)       (10,526)        (9,059)
     Loss from discontinued operations                               --             --             --             (350)
                                                                 --------       --------       --------       --------
         Net loss                                                $ (6,875)      $ (6,217)      $(16,610)      $(19,300)
                                                                 ========       ========       ========       ========


NOTE 8 - WINTER HARBOR/RED CUBE AGREEMENT

On August 30, 2000, Winter Harbor and Red Cube International AG, a Swiss stock corporation ("Red Cube") entered into an agreement wherein Red Cube agreed to purchase all warrants to purchase I-Link common stock held by Winter Harbor, and all debt securities and preferred stock convertible into I-Link common stock held by Winter Harbor for an aggregate purchase price of $60 million and options to purchase an aggregate of 110,832 ordinary shares of Red Cube.

The agreement provides for two closings. The first closing that was to have occurred in early October 2000 has been delayed by mutual agreement until late October 2000. This delay was necessary as the time needed to get regulatory and Red Cube shareholder approvals was greater than originally anticipated. As part of the first closing Red Cube will pay Winter Harbor $35 million and grant Winter Harbor an option to purchase from Red Cube 110,832 ordinary shares of Red Cube. At the

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - WINTER HARBOR/RED CUBE AGREEMENT, CONTINUED

first closing Winter Harbor is to deliver to Red Cube:

     (1)  4,400 shares of I-Link Series M preferred stock,

     (2) I-Link promissory notes in the amount of $7,768,000 with accrued interest as of the closing date ($2,098,000 as of September 30, 2000), and

     (3) warrants to purchase 18,800,000 shares of I-link common stock with an exercise price of $2.033 per share.

At the second closing, Red Cube is required to pay Winter Harbor $25 million, where upon Winter Harbor is to deliver to Red Cube:

     (1)  14,404 shares of I-Link Series N preferred stock, and

     (2) warrants to purchase 9,740,000 shares of I-Link common stock with an exercise price of $2.033 per share.

The second closing is to take place on the earlier of the fifth business day following the date on which ordinary shares of Red Cube commence trading on the Swiss Exchange New Market or April 2, 2001.


NOTE 9 - SUBSEQUENT EVENTS

On October 2, 2000, the Company held its annual shareholders meeting. At that meeting the shareholders approved all proposals they voted on including the following:

     - amendment of the 1997 Recruitment Stock Option Plan (the "Plan") increasing the amount of shares of common stock eligible for issuance under the Plan from 4,400,000 to 7,400,000.

     - grants to various executive officers of 2,550,000 non-qualified options to purchase the Company's common stock. The Company's Board of Directors approved issuance of these options on January 3, 2000. Shareholder approval was required and was obtained on October 2, 2000. As the market price of the Company's common stock on October 2, 2000 ($3.375) was greater than the option price ($2.75) on the date the Board of Directors approved the issuance of these options, the grants will result in recording $1,593,750 of non-cash expense on the Company's financial statements. This deferred compensation will be amortized over the vesting period of the options, which is ranges from 2 years 9 months to 5 years but will be accelerated if vesting occurs based on meeting certain performance criteria. Amortization will be first recorded in the fourth quarter of this year. As the grants were effective in January of this year but were not approved by the stockholders until the fourth quarter, the fourth quarter expense will include one year's worth of amortization or approximately $560,000.

     - establishment of the 2000 Employee Stock Purchase Plan. This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages. The amounts withheld during a calendar quarter are then used to purchase our common stock at a 15 percent discount off the lower of the closing sale price of the Company's stock on the first or last day of each quarter. This plan was approved by the Board of Directors, subject to shareholder approval, and was effective during the third quarter of this year. Upon shareholder approval, the Company issued 23,264 shares to employees based upon payroll withholdings during the third quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements and the accompanying notes which are included elsewhere in this document and in conjunction with the Management's Discussion and Analysis included in our Form 10-K for the year ended December 31, 1999 and Forms 10-Q for the quarters ended March 31, and June 30, 2000.

FORWARD LOOKING INFORMATION

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE DEEMED TO INCLUDE FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "MAY," "WILL," "COULD " "SHOULD", "BELIEVE," "ESTIMATE," "EXPECT," "PLAN," AND "INTENDED" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US AND OUR MANAGEMENT, IDENTIFY FORWARD-LOOKING STATEMENTS AND AS SUCH ARE NOT HISTORICAL FACTS. THESE STATEMENTS REFLECT OUR CURRENT VIEW RESPECTING FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AS DESCRIBED BELOW. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED.

Although we believe our expectations are based on reasonable assumptions, we cannot give assurance that our expectations will be achieved. Among many factors that could cause actual results to differ materially from our forward-looking statements include, without limitation, the following:

     -    our ability to finance and manage expected rapid growth;

     -    the impact of competitive services and pricing;

     -    our ongoing relationship with long distance carriers and vendors;

     -    the impact of vigorous competition in the markets in which we operate;

     - the impact of technological change on our business including new entrants and alternative technologies;

     - risks associated with debt service requirements and interest rate fluctuations;

     -    dependence upon key personnel;

     - subscriber attrition including the concentration of services rendered through a single vendor;

     - the adoption of new, or changes in, accounting policies, laws and governmental regulations affecting the long distance telecommunications and internet industries;

     - our ability to maintain, operate and upgrade our information systems network;

     -    our success in further expanding our RTIP network;

     - the existence of demand for and acceptance of our technology, products and services;

     -    other risks referenced from time to time in our filings with the SEC.

We are not obligated and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OPERATIONS

We are an integrated voice and data communications company focused on simplifying the delivery of "Unified Communication." Unified Communication is the integration of traditional telecommunications with new data IP (Internet Protocol) communications systems with the effect of simplifying communications, increasing communication capabilities and lowering overall communication costs. Unified Communication platforms integrate telecommunication, mobile communication, paging, voice-over-IP (VoIP) and Internet technologies. Through I-Link Communications, Inc., we provide enhanced telecommunications services on a wholesale and retail basis. Through MiBridge, Inc. and ViaNet Technologies Ltd., we undertake the research and development of new telecommunications services, products, and technologies, and the licensing of some of these products and technologies to other telecommunications companies. We are a leader in the delivery of Unified Communications as a result of six core technology offerings: I-Link's Intranet, Softswitch Plus-TM-, GateLink-TM-, V-Link-TM-, Indavo-TM-, and free calling initiative (formerly know as TalkFree).

Before February 15, 2000 and as of December 31, 1999, our telecommunication and marketing service revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a Network Marketing channel of distribution which targeted residential and small businesses in the United States. These revenue sources depended directly upon the efforts of IRs. IRs personally solicited potential individual and business customers via one to one sales presentations wherein customers sign order forms for I-Link telecommunication products and services. Growth in revenue for both telecommunications and marketing services required an increase in the productivity of IRs and/or growth in the total number of IRs.

On February 15, 2000, we signed a strategic marketing and channel agreement with Big Planet, a wholly owned subsidiary of Nu Skin Enterprises, Inc. Under terms of the agreement, our independent network marketing sales force (the IR's) transitioned to Big Planet, and Big Planet was granted the exclusive worldwide rights to market and sell our products and services through the Network Marketing, sometimes referred to as "Multi-Level", sales channel to residential and small business users. Other I-Link sales channels into the residential, small business, and other markets are unaffected by the agreement with Big Planet. As a result of this agreement, the Network Marketing channel became the single largest customer in our wholesale distribution channel.

On May 9, 2000, we announced, together with Red Cube International AG ("Red Cube"), an international provider of IP Telephony and enhanced Web-based communications services, an alliance to offer global, enhanced IP communications to the customers of each of the two companies. Under the terms of the agreement, Red Cube:

     -    licensed our IP Telephony technology,

     - is standardizing on our software-based Softswitch Plus(TM) network platform and

     - is preparing to deploy our technology throughout its existing networks in Europe and other parts of the world.

In addition, Red Cube and we interconnected our IP Telephony networks, creating a single, unified network, in order to provide customers from both companies global access to enhanced IP services. (See more detailed discussion of this agreement in the "Current Position/Future Requirements" section below).

On August 30, 2000, Red Cube announced that it signed a securities purchase agreement with Winter Harbor, L.L.C. to acquire all securities of our company held by Winter Harbor. See additional description of the Winter Harbor/Red Cube agreement in the "Current Position/Future Requirements" section below.

During the first three quarters of 2000, we began commercial deployment of the Indavo (Integrated Data and Voice) communications services gateway product. The initial device, called Indavo V6, provides small office, home office and small business, including branch office and remote office customers, the capacity of up to six simultaneous voice and fax lines using any data service over network facilities that are already available to their homes or offices today. Indavo also provides access to our other enhanced services, including voice mail, fax, paging, e-mail, conference calling and "follow-me-anywhere" One-Number service. Indavo installations include both stand-alone and customer phone system integrated service configurations. Indavo devices and services are being marketed and deployed through both wholesale and retail channels using both general Internet access and fully managed access facilities.

Following three quarters of marketing activities and commercial deployment of the Indavo, we have determined that the majority of ISP/Broadband providers (DSL, ISDN, and cable) do not provide high quality or consistently reliable connections. While reliability is not a major issue for data transmissions as most businesses and residential consumers are use to public internet speed and reliability, when the broadband connection and Indavo are used for voice transmission consistent reliability and speed is a major issue. Most businesses using the Indavo are not satisfied with its performance as a result of ISP's not offering high quality of service connections. We are now in the process of identifying and hopefully partnering with nationwide ISP's who will provide guaranteed high quality of service connections to ensure Indavo reliability. We cannot guarantee that we will be able to partner with any ISP or that the quality of service connections will be high enough to ensure Indavo reliability.

As a result of these quality of service issues, we have not realized anticipated Indavo sales and we do not anticipate significant revenue growth from the product until such time as the quality of service connection issue is resolved.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents from continuing operations as of September 30, 2000 were $9,929,375 and the working capital deficit was $19,118,881. Cash provided by operating activities during the nine-month period ended September 30, 2000 was $7,562,831 as compared to cash used by operations of $7,854,902 during the same period ended September 30, 1999. The increase in cash provided by operating activities in 2000 was primarily due to $20,000,000 received from Red Cube (See more detailed discussion of this agreement in the "Current Position/Future Requirements" section below.)

Net cash used by investing activities in the nine-month period ended September 30, 2000 was $4,658,373 as compared to net cash used of $450,356 in the same period ended September 30, 1999. Cash used by investing activities in 2000 was primarily attributable to the purchase of network equipment of $4,687,910 that was offset by $29,537 received from the sale of some assets from discontinued operations. In the first nine months of 1999 cash used by investing activities was primarily due to purchase of furniture, fixtures and equipment of $839,505 which was offset by $30,000 received from the sale of some assets from discontinued operations and $359,149 from matured restricted certificates of deposit.

Financing activities provided net cash of $4,145,696 in the first nine months of 2000 as compared to cash provided of $13,959,940 in the same period of 1999. Cash provided in 2000 included proceeds of $2,600,000 from a note payable to a related party, $4,274,879 in net proceeds from exercises of common stock warrants and options and a $1,751,183 advance received under the strategic marketing and channel agreement with a customer. The $2,600,000 note and $1,751,183 advance were both repaid during the second quarter of 2000. Repayments of capital lease obligations of $104,979 and repayments of $24,204 on notes in discontinued operations offset these proceeds. During the same nine months in 1999, cash provided by financing activities included $8,200,000 from short-term debt and $5,000 in net proceeds from the exercise of common stock warrants and options. Also in July 1999, we completed an offering of Series N preferred stock resulting in net proceeds of $7,116,408. Repayments of $1,361,468 on long-term debt, notes payable and capital lease obligations offset these proceeds.

Our current liabilities have increased to $32,887,303 as of September 30, 2000 from $8,975,967 as of December 31, 1999. The increase is primarily due to two items namely:

     - an increase of $15,000,000 in deferred revenues. While this amount is included in current liabilities, we have complied with all requirements of the agreement between Red Cube and us and thus the amount is non-refundable. Therefore, this amount will not require a cash repayment in the future.

     - a note payable to a related party of $7,768,000 and related accrued interest ($2,112,173 as of September 30, 2000) are due on demand but not before April 15, 2001. This note and accrued interest were classified as long-term as of December 31, 1999. This note and accrued interest is convertible into Series M preferred stock at the option of the holder (Winter Harbor).

Red Cube has expressed intent in its Form 13D filing with the SEC to exercise warrants it will obtain from Winter Harbor on a cash basis. This exercise is anticipated to take place in the fourth quarter of this year. The cash we would receive upon exercise of these warrants would give us the financial resources necessary to fund:

     - continued expansion of our private telecommunications network facilities,

     -    development and manufacturing of our products, and

     - payment of our note payable and accrued interest to a related party in the event that note and accrued interest are not converted into Series M preferred stock.

See additional description of the Winter Harbor/Red Cube agreement in the "Current Position/Future Requirements" section below.

CURRENT POSITION/FUTURE REQUIREMENTS

During the third quarter of 2000, revenue from continuing operations decreased $1,794,579 (24%) from the second quarter of 2000 as shown below:

                                               Three Months Ended
                                           ----------------------------
                                             6/30/00          9/30/00        (Decrease)       %(Decrease)
                                           -----------      -----------      -----------      -----------
Telecommunications services                $ 4,589,112      $ 3,666,119      $  (922,993)          (20)%
Technology licensing and  development        1,739,906        1,432,301         (307,605)          (18)%
Other                                        1,008,563          444,582         (563,981)          (56)%
                                           -----------      -----------      -----------
Net operating revenue                      $ 7,337,581      $ 5,543,002      $(1,794,579)          (24)%
                                           ===========      ===========      ===========


The decrease in telecommunications services was a primarily the result of significant decreases in the amounts billed to our single largest wholesale customer, who accounted for approximately 69% of our telecommunications services revenues in the third quarter compared to 85% in the second quarter. The number of minutes billed through this wholesale customer decreased approximately 18% from those billed in the second quarter. This wholesale customer anticipates that minutes, subscribers and related revenue will increase in the future periods, however, we do not control the future results related to this customer. Part of the decrease in telecommunications services revenues billed through this wholesale customer have been offset by revenues generated from GateLink partners during the third quarter and we expect revenues from GateLink partners to continue to increase in the fourth quarter.

Technology licensing and development revenue decreased in the third quarter of 2000. Revenue from this source will vary from quarter to quarter based on timing of future technology licensing and development projects and royalties from products previous sold. On May 9, 2000, together with Red Cube we announced an alliance to offer global, enhanced IP communications to the customers of each of the two companies. Red Cube, upon signing of the agreement, paid us $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The $10,000,000 is nonrefundable and will be recorded as income ratably over a two-year period. Accordingly, $833,333 was recorded as technology licensing revenue in the second quarter of 2000 and $1,250,000 in the third quarter of 2000 while the balance of $7,916,667 has been recorded as unearned revenue as of September 30, 2000.

Other revenues in the third quarter of 2000 of $444,582 represent revenues relating to customer care, billing and accounts receivable services performed primarily for Big Planet as part of the transitioning customers of the network-marketing channel to a Big Planet, which began in the first quarter of 2000. Revenues from these services are expected to be about the same in the fourth quarter of 2000. However, revenues from these types of services from new customers may occur in the future. During the second quarter of 2000, other revenues included $1,008,563 primarily from similar services to Big Planet.

We anticipate improved cash flow from operations in the remainder of 2000 primarily from the following sources:

     - Anticipated revenues from our GateLink product that commenced in the second quarter of 2000. During the second and third quarters, we agreed to host applications for six GateLink partners including TAA (IP PBX application), Nortel (internet call waiting service marketed by Sprint), BigZoo.com (pre-paid cards), Me.Net (unified messaging), Cumulus (call center technology) and OgilvyInteractive (integrate complex voice/phone communications to web sites). We anticipate efforts in the second and third quarters should lead to growth of our GateLink business and related revenues in the fourth quarter of 2000 with significant revenues anticipated in the first quarter of 2001.

     - Our affiliation with Big Planet, our single largest customer, effective February 15, 2000 is anticipated to have a positive overall financial impact in the long-term by increasing revenues, reducing expenses and increasing profit margins through customer growth. However, we do not control the future results related to this customer.

As we continue market penetration and deployment of I-Link products, we believe that cash requirements for operations, continued development of our network and marketing of I-Link services will be at increasingly higher levels than experienced in the first nine months of 2000.

The following transactions during 2000 have had or are anticipated to have a positive cash flow impact on us:

     - On May 9, 2000, together with Red Cube we announced an alliance to offer global, enhanced IP communications to the customers of each of the two companies. Red Cube, upon signing the agreement, paid us $10,000,000 consisting of a $7,500,000 licensing fee and $2,500,000 for consulting services. In June 2000 we completed milestone #1 as defined in the agreement. Upon completion of milestone #1 and the signing of the revenue sharing agreement, Red Cube paid us an additional $10,000,000 for future services. Both of these amounts are non-refundable.

     - On August 30, 2000, Red Cube announced that it signed a securities purchase agreement with Winter Harbor, L.L.C. to acquire all securities of our company held by Winter Harbor. Under the terms of the transaction, Red Cube will pay Winter Harbor $60 million in cash and $20 million in long-term, Red Cube share options in return for its interest in our company. This transaction is expected to close in late October 2000. Red Cube has expressed it intent in it's Form 13D filing with the SEC to exercise the warrants it will obtain from Winter Harbor on a cash basis. This exercise is anticipated to take place in the fourth quarter of this year. The funds we would receive upon exercise of these warrants would give us the financial resources necessary to fund anticipated ongoing operations, the continued expansion of our private telecommunications network facilities, development and manufacturing of our products. However, should the cash exercise of the warrants not take place, or not take place in a timely manner, we would need to obtain additional financial resources from other sources. The availability of additional funds will always depend on prevailing market conditions, interest rates, and our financial position and results of operations. There can be no assurance that additional funds will be available, or if available that they will be on terms and conditions favorable to us.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

In March 1998, we decided to dispose of the operations of our subsidiaries operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the three-month periods ending September 30, 2000 and 1999 have been reported as discontinued operations.

REVENUES

Telecommunication services revenue decreased $3,320,849 to $3,666,119 in the third quarter of 2000 as compared to $6,986,968 in the third quarter of 1999. The decrease is a direct result of the agreement with Big Planet effective February 15, 2000. Before February 15, 2000, our telecommunication services revenues were primarily dependent upon the sales efforts of IRs functioning within a Network Marketing channel of distribution. These revenue sources were recorded at retail. Under terms of the agreement, our independent network marketing sales force transitioned to Big Planet. A substantial decrease in telecommunication services revenues for the quarter ended September 30, 2000 was the financial impact as our revenues from our single largest wholesale customer's subscribers migrated from retail sales to the sale of its services to the same subscribers through this customer at wholesale prices. While a significant portion of the revenues has converted to wholesale, a portion of the customer's subscriber base remains on a retail-billing basis with our company, for which the customer is paid a commission. Should this customer convert this portion of their business to a wholesale relationship, we would have further declines in reported revenue with a corresponding related decrease in commission paid on this retail business. Revenues billed to customers of this channel have decreased due to the decline in rate per minute billed due to the transition from retail to wholesale of approximately 36%, combined with a decrease in the number of minutes billed through this channel of 32% primarily related to a sizable reduction in subscriber base and lower than expected new subscriber acquisitions. Our single largest wholesale customer anticipates that minutes, subscribers and related revenue will increase in future periods. However, we no longer control this channel and therefore cannot control future results related to this channel. Part of the decrease in telecommunications services revenues billed through our largest wholesale customer have been offset by revenues generated from GateLink partners in the third quarter and we expect revenues from GateLink partners to continue to increase in the fourth quarter of 2000 and beyond.

We transitioned our network marketing channel to Big Planet in February 2000. Accordingly, marketing service revenues ceased in February 2000.

Technology licensing and development revenue increased $578,958 to $1,432,301 in the third quarter of 2000 as compared to $853,343 in the same quarter of 1999. Revenue from this source will vary from quarter to quarter based on timing of future technology licensing and development projects and royalties from products previously sold. On May 9, 2000, together with Red Cube, we entered into an agreement under which Red Cube paid us $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The $10,000,000 is nonrefundable and is being recorded as income ratably over a two-year period. Accordingly, $1,250,000 was recorded as technology licensing revenue in the third quarter of 2000 while the balance of $7,916,667 has been recorded as unearned revenue as of September 30, 2000.

Other revenues of $444,582 in the third quarter of 2000 primarily related to customer care, billing and accounts receivable services performed for Big Planet as part of the transitioning of the network-marketing channel. Revenues from these services are expected to be about the same in the fourth quarter of 2000. However, revenues from these types of services from new customers may occur in the future. There were no comparable revenues in the same period of 1999.

OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $512,095 in the third quarter of 2000 to $5,736,946 as compared to $5,224,851 for the same quarter of 1999. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenue. While telecommunication network expense is directly related to telecommunication services revenues, the relationship is not comparable with the same quarter in 1999 due to the transition to wholesale rather than retail revenues as a result of the agreement with Big Planet discussed in Telecommunication services revenue above.

Marketing service costs ceased in the first quarter of 2000. The expenses related directly to our marketing services revenue, which revenues ceased in the first quarter of 2000. Accordingly there were no marketing expenses in the second or third quarter of 2000.

Selling, general and administrative expense increased $1,156,308 to $4,242,074 in the third quarter of 2000 as compared to $3,085,766 in the third quarter of 1999. The increase was primarily due to increased overhead, outside services used in connection with complex business transactions and increasing personnel costs associated with hiring highly skilled employees to expand and administer our network and provisioning of telecommunications services.

The provision for doubtful accounts decreased $1,298,455 to a negative expense of $(300,667) in the third quarter of 2000 as compared to $997,788 in the same quarter of 1999. The decrease is directly related to two items:

     (1) the transitioning of the network channel subscribers to Big Planet in February 2000. With the transition, Big Planet assumed the risk of collections from individual subscribers, thus resulting in a reduced provision for the three months ended September 30, 2000 as compared to the same period of 1999.

     (2) during the third quarter we settled a lawsuit wherein we sued a former wholesale customer for non-payment of its bills. Prior to the current quarter we had written off the receivable from this customer. Upon settling the lawsuit we received $300,000 for past billings which amount reduces our bad debt expense in the current quarter.

Depreciation and amortization increased $291 to $1,565,065 in the third quarter of 2000 as compared to $1,564,774 in the third quarter of 1999. Depreciation from furniture, fixtures, equipment and software increased in the third quarter of 2000 as compared to the same period in 1999 primarily due to continuing acquisitions of equipment, primarily telecommunication equipment. The increase in depreciation was offset by a reduction in amortization of intangible assets.

Research and development increased $306,598 to $1,085,236 in the third quarter of 2000 as compared to $778,638 in the same period of 1999. We anticipate that research and development expense will continue at a comparable amount during the fourth quarter of 2000. We anticipate that research and development expense will increase in 2001.

Interest expense decreased $1,539,549 to $339,429 in the third quarter of 2000 as compared to $1,878,978 in the same quarter of 1999. Interest in the third quarter of 2000 was primarily related to interest on our outstanding debt and capitalized leases. Interest in the third quarter of 1999 included $1,506,242 (non-cash) in amortization of debt discount related to warrants granted in connection with $8,000,000 in loans and a $3,000,000 letter of credit to us from Winter Harbor L.L.C. and $372,736 interest on our outstanding debt.

Interest and other income increased $180,758 to $249,940 in the third quarter of 2000 as compared to $69,182 in the same quarter of 1999. The increase was primarily due to an increase in the average balance of cash on hand in the third quarter of 2000 as compared to the same quarter of 1999 and interest income of $81,184 received as part of a litigation settlement against a former wholesale customer.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

In March 1998, we decided to dispose of the operations of our subsidiaries operating in the medical services industry in order to concentrate on its telecommunications and technology sectors. Accordingly, medical services operations during the nine-month periods ending September 30, 2000 and 1999 have been reported as discontinued operations.

REVENUES

Telecommunications service revenue decreased $5,852,780 to $13,542,438 in the first nine months of 2000 as compared to $19,395,218 in the first nine months of 1999. The decrease is a direct result of the agreement with Big Planet effective February 15, 2000. Before February 15, 2000, our telecommunication services revenues were primarily dependent upon the sales efforts of IRs functioning within a Network Marketing channel of distribution. These revenue sources were recorded at retail. Under terms of the agreement, our independent network marketing sales force transitioned to Big Planet. A substantial decrease in telecommunication services revenues for the nine-months ended September 30, 2000 was the financial impact as our revenues from our single largest wholesale customer's subscribers migrated from retail sales to the sale of its services to the same subscribers through this customer at wholesale prices. While a significant portion of the revenues has converted to wholesale, a portion of the customer's subscriber base remains on a retail-billing basis with us, for which the wholesale customer is paid a commission. Should this customer convert this portion of their business to a wholesale relationship, we would have further declines in reported revenue with a corresponding related decrease in commission paid on this retail business. Revenues billed to customers of this channel have decreased due to the decline in rate per minute billed due to the transition from retail to wholesale of approximately 32%, combined with a decrease in the number of minutes billed through this channel of 8% primarily related to a sizable reduction in subscriber base and lower than expected new subscriber acquisitions. Our single largest wholesale customer anticipates that minutes, subscribers and related revenue will increase in future periods. However, we no longer control this channel and therefore cannot control future results related to this channel. Part of the decrease in telecommunications services revenues billed through our largest wholesale customer have been offset by revenues generated from GateLink partners in the third quarter and we expect revenues from GateLink partners to continue to increase in the fourth quarter of 2000 and beyond.

Marketing services revenue, which included revenue from independent representatives for promotional and presentation materials, WebCentre, and ongoing administrative support decreased $2,761,379 to $463,740 in the first nine months of 2000 as compared to $3,225,119 in the same period of 1999. The decrease was primarily a result of transition of this network-marketing channel to Big Planet in February 2000, which with this transition, marketing service revenues ceased.

Technology licensing and development revenue increased $5,776,391 to $7,678,707 in the first nine months of 2000 as compared to $1,902,316 in the first nine months of 2000. Revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects and royalties from products previous sold. During the first nine months of 2000, our increase in these revenues was primarily from the following two sources:

     - we entered into two licensing agreements that resulted in revenues of nearly $4,000,000, and

     - on May 9, 2000, together with Red Cube, we entered into an agreement under which Red Cube paid us $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The $10,000,000 is being recorded as income ratably over a two-year period. Accordingly, $2,083,333 was recorded as technology licensing revenue in the first nine months of 2000 while the balance of $7,916,667 has been recorded as unearned revenue as of September 30, 2000.

Other revenues in the first nine months of 2000 include $1,754,862, which represent revenues relating to customer care, billing and accounts receivable services performed for Big Planet as part of the transitioning of the network-marketing channel which occurred in the first quarter of 2000. Revenues from these services to Big Planet in the fourth quarter are expected to approximate the third quarter revenues of $445,000. However, revenues from these types of services from new customers may occur in the future. During the first nine months of 2000 other revenues also included royalties of $400,000 from the sale of Indavo units through a distributor of ours to a company which will not use the Indavo units over the our network. As sales of the Indavo unit to customers who will not use the I-Link Network are not expected to recur, there were no Indavo sale revenues included in other income in the third quarter nor are there expected to be significant revenues of this type in the future.

OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $3,099,049 in the nine months ended September 30 2000 to $17,387,954 as compared to $14,288,905 for the same period in 1999. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenue. While telecommunication network expense is directly related to telecommunication services revenues, the relationship is not comparable with the same period in 1999 due to the transition to wholesale rather than retail revenues as a result of the agreement with Big Planet discussed above in Telecommunication services revenue.

Marketing service costs decreased $4,107,758 to $456,354 in the first nine months of 2000 as compared to $4,564,112 for the same period in 1999. The decrease is a direct result of the decreased marketing service revenues during the same period. These expenses related directly to our marketing service revenue. Marketing service expenses included commissions and the costs of providing promotional and presentation materials, national and regional conventions and ongoing administrative support. The decrease in expense is directly related to the transition of this network marketing channel to Big Planet in February 2000, which resulted in the cessation of marketing service revenues and accordingly the related expenses.

Selling, general and administrative expense increased $4,768,210 to $13,778,795 in the first nine months of 2000 as compared to $9,010,585 in the first nine months in 1999. The increase was primarily due to increased overhead, outside services used in connection with complex business transactions and increasing personnel costs associated with hiring highly skilled employees to expand and administer our network and provisioning of telecommunications services.

The provision for doubtful accounts decreased $2,862,567 to $79,236 in the nine months of 2000 as compared to $2,941,803 in the same period in 1999. The decrease is directly related to two items:

     (1) the transitioning of the network marketing channel subscribers to Big Planet in February 2000. With the transition, Big Planet assumed the risk of collections from individual subscribers, thus resulting in a reduced provision for the three months ended September 30, 2000 as compared to the same period of 1999.

     (2) during the third quarter we settled a lawsuit wherein we sued a former wholesale customer for non-payment of its bills. Prior to the current quarter we had written off the receivable from this customer. Upon settling the lawsuit we received $300,000 for past billings which amount reduces our bad debt expense in the first nine months of 2000.

Depreciation and amortization increased $269,173 to $4,614,770 in the first nine months of 2000 as compared to $4,345,597 in the first nine months of 1999. The increase is primarily due to increased depreciation related to continuing acquisitions of equipment, primarily telecommunication equipment.

In the first quarter of 1999, we recorded a write-down of capitalized software costs of $1,847,288. In May 1999, our management and its Board of Directors concluded that these systems would not significantly enhance our existing billing and information systems or meet our ultimate needs and accordingly we recorded a write-down on the in-process system development of $1,847,288.

Research and development increased $906,851 to $2,759,594 in the first nine months of 2000 as compared to $1,852,743 in the same period in 1999. We anticipate that research and development expense in the fourth quarter of 2000 will be comparable to the expense in the third quarter. We anticipate that research and development expense will increase in 2001.

Interest expense decreased $3,613,658 to $1,133,752 in the first nine months of 2000 as compared to $4,747,410 in the same period in 1999. Interest expense in the first nine months of 2000 was primarily due to interest on our outstanding debt and capitalized leases other than $111,000 of interest related to issuance of 20,458 shares of common stock as interest expense included in the JNC Opportunity Fund Ltd. settlement described below. Interest expense in the first nine months of 1999 was primarily due to $3,295,042 (non-cash) in amortization of debt discount related to warrants granted in connection with $8,000,000 in loans and a $3,000,000 letter of credit to us from Winter Harbor L.L.C. and $1,452,368 interest on outstanding debt.

Interest and other income increased $274,804 to $400,737 in the first nine months of 2000 as compared to $125,933 in the same period of 1999. The increase was primarily due to an increase in the average balance of cash on hand in the first nine months of 2000 and interest income of $81,184 received as part of a litigation settlement against a former wholesale customer.

A settlement expense of $639,565 was recorded in the first six months of 2000. This expense is the result of an obligation to issue 129,519 shares of common stock in exchange for trading restrictions imposed on JNC Opportunity Fund Ltd. ("JNC") in relation to the common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000. The settlement and release agreement settled litigation between JNC and us over unconverted Series F preferred stock held by JNC. The amount of this expense was based upon the market price of our common stock on May 24, 2000 when the common stock was issued. There was no comparable expense in 1999.

We recorded an additional loss from discontinued operations in the first nine months of 1999 in the amount of $350,000. There was no comparable loss recorded in the same period of 2000.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6(a) - EXHIBITS

Exhibit
Number   Item
-------  ----
27       Financial data schedule.

ITEM 6(b) - REPORTS ON FORM 8-K

A report on Form 8-K was filed on September 14, 2000 which reported a change in control of our company related to a Purchase Agreement between Winter Harbor, L.L.C. and Red Cube International AG (Red Cube) and KPR Finanz-Und Verwaltungs AG wherein Red Cube agreed to purchase from Winter Harbor all preferred stock, warrants and convertible debt instruments of our company held by Winter Harbor.

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


                                       I-Link Incorporated
                                       -------------------
                                           (Registrant)




Date: October 18, 2000                 By: /s/ John W. Edwards
                                           ----------------------------
                                           John W. Edwards
                                           Chief Executive Officer


                                       By: /s/ John M. Ames
                                           ----------------------------
                                           John M. Ames, CPA
                                           Chief Financial Officer