Form 10-K405
period 2000-12-31
I LINK INC
filed 2001-03-29
CIK 849145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



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

                              --------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.007 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates based upon the closing bid price on March 14, 2001, as reported by The Nasdaq Stock Market, was approximately $17,566,000.

As of March 14, 2001, there were 95,111,785 shares of Common Stock, $.007 par value, outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

     We are an integrated voice and data communications company focused on simplifying the delivery of "Unified Communication." Unified Communication is the integration of traditional telecommunications with new data IP (Internet Protocol) communications systems with the effect of simplifying communications, increasing communication capabilities and lowering overall communication costs. Unified Communication platforms integrate telecommunication, mobile communication, paging, voice-over-IP (VoIP) and Internet technologies. Through our wholly owned subsidiaries, I-Link Communications, Inc. and I-Link Systems, Inc., we provide enhanced telecommunications services on a wholesale and retail basis. Through our wholly-owned subsidiaries, MiBridge, Inc., and ViaNet Technologies Ltd., we undertake the research and development of new telecommunications services, products and technologies, and the licensing of certain of these products and technologies to other telecommunications companies. We are a leader in the delivery of unified communications as a result of five core technology offerings: I-Link's Intranet, Softswitch Plus(TM), GateLink(TM), (TM)and Indavo(TM).

CORE TECHNOLOGIES

I-Link's Intranet

     Our real-time IP communications network ("RTIP Network") consists of a nationwide, dedicated network of equipment and leased telecommunications lines augmented by our developed IP software. The RTIP Network is an IP-based network like the Internet; however, it is dedicated for use only by us and our customers
- an INTRANET. The RTIP Network provides the platform for the enhanced service applications developed by us and other third-party applications developers who partner with us. The RTIP Network is composed of an IP backbone that ties together local loop dial-up and broadband connections via major hubs strategically located in major metropolitan areas throughout the United States. Through proxies, the RTIP Network is able to integrate SS7, Wireless, Public Switch Telephone Networks (PSTN), the Internet, and next generation network protocols such as SIP, MGCP, and H323 into one interoperable platform. The architecture and technological approach used by the RTIP Network has resulted in cost and capability breakthroughs unattainable through traditional circuit switch telecommunications networks, while maintaining the high voice-quality and reliability associated with traditional circuit switch networks. A more detailed description of the RTIP Network is included below.

Softswitch Plus(TM)

     Softswitch Plus(TM) is the operating system that ties together all of our core services that are available both to end users and third-party applications developers. Much like a PC's operating system integrates hardware elements such as disk drives, monitors, network interface cards, memory, and other computer elements, Softswitch Plus(TM) integrates communication elements such as connection services, voice recognition, interactive voice response (IVR) services, text-to-speech services, unified messaging, conference call services, operation support systems (OSS) and other application servers and communication elements created by us and/or other third-party applications developers. These software components are called "media servers" and the software layer that ties these together is called a "softswitch." Our Softswitch Plus(TM) greatly simplifies new application development as well as reduces infrastructure costs.

GateLink(TM)

     GateLink(TM) is a powerful set of developer tools that serves as the mechanism for creating new applications, user services and solutions that can be hosted within our RTIP Network. Companies determined to build real time communication services are faced with many challenges, such as developing the solution, building the network in which the solution will operate, defining the OSS system to properly provision and bill for the new services. GateLink(TM) greatly simplifies this process by confining it to developing the application. Once the application is developed it can be certified by us and then deployed within the RTIP Network.

     GateLink(TM) is our mechanism to create new value and stimulate growth from other communications services providers. GateLink(TM) allows third-party developers to create applications that reside on our RTIP Network that deliver monthly reoccurring charge (MRC) revenues as well as minute-traffic revenues to us. With GateLink(TM), we are able to facilitate the creation of new communications applications that open new business opportunities, market segments, and distribution channels. Communications applications currently in development with GateLink(TM) partners include:

- ACD (automated call distribution) - an application in demand by the call center market;

- Auto Attendant - an application which functions as an electronic assistant allowing small businesses, home offices, and remote enterprise sites to coordinate in-coming communication;

- IP PBX which is an IP (internet protocol) PBX system developed with our Indavo(TM)and related software products;

- IP Centrix - Centrix is an industry standard application suite that puts the intelligence of communication coordination within the network. IP Centrix simply implements these features using an IP network and IP protocols as well as VoIP capabilities; and

-    Web Conferencing which manages conferencing calls via a web interface.

V-Link(TM)

     V-Link(TM), one of the applications hosted within our RTIP Network, is a powerful suite of basic and enhanced telecommunications services created by us to meet the communication needs of the residential, SOHO (small office/home office) and SME (small-to-medium enterprise) consumer. V-Link(TM) services include:

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

     Subscribers access their V-Link(TM) service through an assigned local and/or toll-free (800) number (that also can become a single, convenient telephone number through which others call and fax the subscriber). Once inside the V-Link(TM) enhanced communications environment, all of the subscriber's communications functions are handled over our RTIP Network, with its associated benefits and capabilities - regardless of the call origination point. For example, long distance calls are routed primarily through the RTIP Network, and secondarily through the traditional public switched telephone network where needed to ensure full geographic coverage. In addition to long distance calling capability, entering the V-Link(TM) communications environment affords the user a multitude of enhanced capabilities without the need for any special equipment. Once the communications session is established by logging-in to V-Link(TM) from any telephone, a subscriber has the ability to perform multiple operations within the session (multiple long distance calls, call screening, voice mail, fax, conference calling, etc.).

Indavo(TM) Line Capacity Expansion Device

     We have developed Indavo(TM). From a single standard telephone line the Indavo(TM) device can simultaneously (1) create the capacity of multiple lines carrying simultaneous calls while performing other communications functions ("multiplexing"), (2) provide the inter-office/home functionality of a PBX, and
(3) maintain a persistent Internet connection. In other words, through a single standard telephone wire and line, the customer and his or her family members or business associates can, from multiple phones, fax machines, and computers within the customer's home or business premises, simultaneously carry on multiple independent or conference telephone calls, receive or send faxes as if on one or more dedicated fax lines, and maintain a persistent Internet connection, without sacrificing quality or functionality. Indavo(TM) provides the capacity of up to 24 lines using the existing telephone wires connected to the customer's home or office. With the Indavo(TM) device connected to a single standard telephone line within the customer's home or business office, the customer obtains the following benefits:

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

     PERSISTENT V-LINK(TM) CONNECTION. Through Indavo(TM), the customer is always connected to the V-Link(TM) enhanced services environment and can fully utilize all of the services provided by V-Link(TM) (and additional enhancements) without the need to dial into the V-Link(TM) service.

     PERSISTENT INTERNET CONNECTION. Through Indavo(TM), the customer is able to maintain a persistent connection to the Internet, usually obtainable only through the purchase by the customer and on-site installation of specialized equipment (a router).

     Indavo(TM) obviates the need for the customer to purchase multiple telephone lines, a PBX system, and routing equipment, as well as provides both substantial cost savings and increased functionality to the customer. We anticipated that a larger capacity version of the Indavo(TM) device will be marketed to traditional telecommunications carriers to provide a low-cost and more functional alternative to the costly and functionally-limited switches now required within their infrastructure.


I-LINK'S RTIP NETWORK

     Our communications services, as well as applications and services developed by certified third-party developers, are carried over our RTIP Network. The RTIP Network is a packet-based network established by us and composed of an IP backbone that integrates local loop dial-up and broadband connections via multiple routing facilities or "Hubs" strategically established in large metropolitan areas nationwide. Each of these Hubs is comprised of off-the-shelf hardware elements and our proprietary software. Figure 1 shows an architectural view of a RTIP Hub.

                                   [PICTURE]



                                   [PICTURE]

     Our technology enables the user to employ its existing telephone, fax machine, pager or modem to achieve high-quality communications with other conventional communications equipment, while exploiting the capabilities of IP technology. The RTIP Network is comprised of leased and dedicated lines carrying telecommunications transmissions converted into a data format (TCP/IP). Network access points ("gateways") comprised of sophisticated communications equipment and proprietary software, which we call Communication Engines(TM), are used to integrate our Intranet with the traditional telecommunications network. The Communication Engine, including the software and firmware, represents our patent-pending technology. Through the Communication Engines, the RTIP Network receives traffic from the public switched telephone network as a TDM stream (time division multiplexing) and converts it to IP data packets. The data is converted from the PCM (pulse code modulation) format standard, which is the traditional telephony standard, to our proprietary coding. Our proprietary coding can distinguish among and handle voice, fax and modem communications differently. Voice is compressed using a voice coder or codec, fax and modem traffic are demodulated/modulated. The data can then be stored (such as recording a message), altered (as in changing a fax call from 14400 BPS to 9600
BPS) or redistributed to multiple recipients (as in the case of conferencing). Our gateways are flexible such that the RTIP Network can readily integrate with other carriers' protocols and infrastructure. Accordingly, we are also capable of leveraging the access infrastructure of other carriers, resellers, and Internet service providers (ISPs) and wholesaling our enhanced services to these providers and their customers while avoiding the need to build additional access infrastructure.

     Unlike the traditional telecommunication network, the RTIP Network uses TCP/IP as its communication protocol. This is the same protocol used by the Internet for computer-to-computer communication. We utilize TCP/IP because of the potential for interoperability between diverse technologies. This protocol provides the potential for the RTIP Network to integrate fax, voice, e-mail, websites, video conferencing, speech recognition servers, intelligent call processing servers, Internet Information servers, and other technologies in an efficient way. Not all of these technologies are currently implemented within the RTIP Network. However, because communication is being carried over a TCP/IP protocol these solutions can be integrated into our offerings at a fraction of the cost of traditional telecommunication implementations. The advantage of communication via the TCP/IP protocol is that it allows for efficient integration of many enhanced information services as noted above. We do not need to build all of the services that are presented to the user; it can easily integrate additional services because the communication protocol offers interoperability between all types of conventional communication equipment. The other advantage to TCP/IP is that the cost of integration is substantially less as a result of network design. New services, enhancements and updates can be enabled at a central location and linked automatically to a subscriber's packet of services, thus eliminating the costs and time restrictions of installing the enhancement at each physical facility. The result of these benefits is lower cost with greater capabilities.

Cost Advantages

     The cost advantages realized from the creation and deployment of enhanced services over the RTIP Network are two-fold: (a) lower transmission costs, and
(b) lower capital infrastructure costs. Lower transmission costs result from the inherent maximization of capacity in an IP-based "packet-switch" architecture (like the Internet and I-Link's RTIP Network) as opposed to traditional "circuit-switch" telecommunication architecture. A packet-switch network converts the information being carried (such as a voice call) into a series of data packets and is able to fill the entire capacity of the network with these data packets simultaneously during transmission, while a traditional circuit-switch network processes a single call at a time. Simply put, an IP-based packet-switch network makes more efficient use of its fixed-cost capacity than does a traditional circuit-switch network. The benefit to capital infrastructure costs can be seen by recognizing that a traditional enhanced service platform (a "platform" is the equipment and software required to provide a particular service to customers) - such as a conference calling platform for example - must be purchased and installed by the communications provider to work alongside a traditional telecommunications switch (a "switch" is a large, sophisticated piece of telecommunications equipment through which calls are routed, and that has a given capacity of calls that can simultaneously be handled). The traditional switch, which is unable to process anything but low-level signals, must pass an incoming call for conferencing (in our example) to a special conference call switch for processing. These types of special switches are highly expensive, costing providers hundreds of thousands of dollars each. Because the transmission within the RTIP Network has been converted to an IP signal, the given enhanced service (conference calling in our example) occurs within a software-defined network handled through standard personal computers, rather than a hardware - or equipment - defined network requiring special and redundant, costly telecommunications switches for each enhanced service offered. We are able to provide users these services at a fraction of the cost of a traditional communication services provider, because users are able to avoid the capital expense of acquiring, installing and servicing an array of special switches. Lower costs in both the cost of transmission and the capital infrastructure to provide the services, results in lower costs to the customer.

Flexible Integration

     In addition to the conference calling service discussed above, consider a provider that offers many combined services. In a traditional telecommunications network, each service - voicemail, fax mail, conference calling, single number, etc. - must be processed through one or more separate, non-integrated switches, with the customer being assigned a separate number for each service: "call this number to send me a fax, . . . call this number for my voice mail, . . . call this number for my conference call," etc. Again, because our services are provided in an IP environment and a software-defined network, all of these services can be easily integrated through one switch and function utilizing one customer number. Our IP environment also provides for the easy integration of additional new services as they are developed and introduced.

     Because of the expanded capabilities and capacity of the RTIP Network, our goal is to "resale" our core technologies as many times as possible to other telecommunications service providers and application developers on a wholesale basis as well as to the residential/SOHO/SME market.


DISTRIBUTION CHANNELS

Wholesale

     Wholesale distribution channels leverage our established network and services to distribute to their customer base. Such wholesale channels use (or lease from us) their own sales, billing, customer care and collection. The wholesale channel consists of two types of partners: third-party application developers and their customers, and telecommunications service providers.

     Third-Party Application Developers

     We provide application-hosting services to other third-party applications developers and their respective customers on a wholesale basis. Third-party developers who create new applications and solutions with GateLink(TM) are able to host these services within our RTIP Network. These hosted services are then made available to the third-party developers' channels of distribution and customers. We also offer these third-party applications to our other sales channels. Using our RTIP Network to host new applications greatly simplifies and expedites getting new services to market.

     Telecommunications Service Providers

     We sell our enhanced services products on a wholesale basis to Big Planet, Inc., (a subsidiary of Nu Skin Enterprises, Inc.), a telecommunications service provider. Big Planet, in turn, sells these enhanced services to its retail customers. Big Planet has non-exclusive worldwide rights to market and sell our products and services through the network marketing (sometimes referred to as "multi-level") sales channel to residential and small business users. We also sell to other wholesale customers.

     We intend to sell our enhanced services on a wholesale basis to other service providers, such as CLECs (Competitive Local Exchange Carriers), ILECs (Independent Local Exchange Carriers), ISPs (Internet Service Providers), and other alternate service providers. These telecommunications service providers can bundle V-link(TM) and other third-party developed services by connecting to the RTIP Network through one of our major hubs located strategically throughout the United States.

Retail

     We market our enhanced communications services directly to retail customers primarily through two methods, "Enterprise" marketing and direct acquisition of retail customer bases.

     Enterprise Marketing

     We are currently marketing our enhanced communications services to businesses and associations ("Enterprises") for personal use by their employee/member base. The Enterprise provides the communications hook-up between its existing telecommunications system and our RTIP Network (typically through a T-1 or other similar telecommunications line connection), thereby enabling its employees or members to have direct, two-digit ("00") access to V-Link(TM) services and other third-party communications applications available on our RTIP Network via their existing telecommunications system and telephone numbers. It also provides direct four-digit extension inter-office communications capabilities between multiple locations worldwide. Enterprise marketing is currently being beta-tested with initial Enterprise customers.

     Acquisitions of Existing Customer Bases

     We intend to accelerate the expansion of our customer base through the strategic acquisition of other existing customer bases and/or the acquisition of service providers controlling existing customer bases. However, there can be no assurance that we will be successful in the acquisition of other customer bases or acquisition of other service providers.

HISTORY

     We began our research and development activities in 1995. In 1997, we began providing telecommunications products and services over the traditional public switched telephone network and created the RTIP Network through the deployment of our IP technology. Also in 1997, we launched a direct-sales marketing company, I-Link Worldwide, LLC, to market products and services to the residential and small business markets.

     In August 1997, we acquired MiBridge, Inc. ("MiBridge"), a New Jersey-based communications technology company engaged in the design, development, integration and marketing of a range of software telecommunication products that support multimedia communications over the public switched telephone network
(PSTN), local area networks (LAN) and the Internet. Historically, MiBridge concentrated our development efforts on compression systems such as voice and fax over IP. MiBridge developed patent-pending technologies that combine sophisticated compression capabilities with IP telephony technology. The acquisition of MiBridge permitted us to accelerate the development and deployment of this IP technology and add strength and depth to our research and development team. It also provided us with the opportunity to generate income and develop industry alliances through the strategic licensing of these technologies to other industry leaders, such as Lucent Technologies, Nortel, IDP, Brooktrout, Analogic and others. In late 1997, we formed ViaNet Technologies, Ltd., headquartered in Tel Aviv, Israel, to undertake advanced research and development of the Indavo(TM) line capacity expansion device.

     In February 2000, we transitioned our direct-sales marketing program to Big Planet, whereupon Big Planet became one of our wholesale customers. While maintaining our other existing traditional channels for retail sales of products and services, the transition of the network marketing sales channel to Big Planet has allowed us to focus our efforts on the expansion of the RTIP Network and the development and deployment of new enhanced services and products.

COMPETITION

     The market for business communications services is extremely competitive. We believe that our ability to compete in this market successfully will depend upon a number of factors, including the pricing policies of competitors and suppliers; the capacity, reliability, availability and security of the RTIP Network infrastructure; market presence and channel development; the timing of introductions of new products and services into the marketplace; ease of access to and navigation of the Internet or other such IP networks; our ability in the future to support existing and emerging industry standards; our ability to balance network demand with the fixed expenses associated with network capacity; and industry and general economic trends.

     While we believe there is currently no competitor in the North American market providing the same capabilities in the same manner afforded by the RTIP Network, there are many companies that offer communications services, and therefore compete with us at some level. These range from large telecommunications companies and carriers such as AT&T, MCI Worldcom, Sprint, Excel, Level3 and Qwest, to other VoIP carriers such as iBasis, ITXC, small, regional resellers of telephone line access, to companies providing Internet telephony. These companies, as well as others, including manufacturers of hardware and software used in the business communications industry, have announced plans to develop future products and services that are likely to compete with our products on a more direct basis. These entities may be better capitalized and may control significant market shares in their respective industry segments. In addition, there may be other businesses that are attempting to introduce products similar to ours for the transmission of business information over the Internet. There is no assurance that we will be able to successfully compete with these market participants.

GOVERNMENT REGULATION

     GENERAL. Traditionally, the Federal Communications Commission (the "FCC") has sought to encourage the development of enhanced services as well as Internet-based services by keeping such activities free of unnecessary regulation and government influence. Specifically in the area of telecommunications policy and the use of the Internet, the FCC has refused to regulate most on-line information services under the rules that apply to telephone companies. This approach is consistent with the passage of the Telecommunications Act of 1996 ("1996 Act"), which expresses a Congressional intent "to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by Federal or State regulation."

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

     In the wake of the 1996 Act, however, the FCC is revisiting many of its past decisions. The FCC could impose common carrier regulation on some of the transport and resale telecommunications facilities used to provide telecommunications services as a part of an enhanced or information service package. The FCC also may conclude that our protocol conversions, computer processing and interaction with customer-supplied information are insufficient to afford us the benefits of the "enhanced service" classification, and thereby may seek to regulate some of our operations as common carrier/telecommunications services. The FCC could conclude that such decisions are within its statutory discretion, especially with respect to voice services. In December 1999, for example, the FCC found that it had regulatory authority over ILEC advanced services. In addition, the FCC is considering whether IP telephony services and networks should be made available to persons with disabilities and whether providers of these services and networks must comply with the FCC rules for persons with disabilities.

     We are in the process of moving our customers off the facilities of existing long distance carriers. We have also increased our reliance on a proprietary Internet protocol network involving the provision of information services, which we believe, qualifies as an exemption from common carrier regulation under current FCC rules. Historically, the FCC has not regulated companies that provide the software and hardware for Internet telephony or other Internet data functions as common carriers or telecommunications service providers. Moreover, in May 1997 the FCC determined that information and enhanced service providers are not required to contribute to federal universal service funding mechanisms. This decision was later reaffirmed in April of 1998 in an FCC report to Congress.

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

     An early example of deregulatory pressure is in the March 1996 initiative of America's Carriers Telecommunications Association ("ACTA"), a trade association primarily comprised of small and medium-size interexchange carriers. ACTA filed a petition with the FCC requesting the FCC to regulate the Internet and IP telephony. ACTA argued that providers of software that enables real-time voice communications over the Internet should be treated as common carriers and subject to the regulatory requirements of Title II of the Communications Act. The FCC sought comment on the request and has not yet issued its decision.

     On April 10, 1998, the FCC submitted a report to Congress describing the effect of its classification of information and telecommunications services on contributions to universal service charge funds. In this report, the FCC reiterated its conclusions that information services, and Internet access services, in particular, are not subject to telecommunications service regulation or universal service contribution requirements. The FCC did, however, indicate its belief that certain gateway-based IP telephony services may be the functional equivalent of a telecommunications service. The FCC deferred a definitive resolution of this issue until it could examine a specific case of phone-to-phone IP telephony. Senators from several states with large rural areas expressed concern that migration of voice services to the Internet could erode the contribution base for universal service subsidies. Continuing pressure from those Senators to reclassify Internet telephony as a telecommunications service, rather than an information service is likely. If reclassification occurs, Internet telephony will be subjected to a regulatory assessment for universal service contributions.

     On April 5, 1999, Quest (formerly US West) filed a "Petition for Expedited Declaratory Ruling" with the FCC in which Quest seeks a declaration that interexchange carriers ("IXCs") that provide phone-to-phone IP telephony are telecommunications service providers whose services are subject to access charges. The crux of the Petition claims that because there is no net protocol conversion in messages sent and received by IXCs and as IXCs claim to provide voice telephony, IP telephony does not qualify as an enhanced service under FCC rules. Quest did not press the matter and, to date, the FCC has not issued a public notice requesting comment on the petition. We cannot predict with certainty what the Commission will rule or when. If Quest pursues the petition and is successful, the FCC could rule that IP telephony service providers are obligated to pay interstate access charges to local telephone companies for originating and terminating interstate calls.

     Any FCC ruling that Internet-based service providers should be subject to some level of Title II regulation could affect the manner in which we operate, to the extent it uses the Internet to provide facsimile or voice capabilities. Any FCC ruling would also result in additional costs to achieve compliance with federal common carrier requirements. With the passage of the 1996 Act, the precise dividing line or overlap between "telecommunications" and "information" services as applied to Internet-based service providers is uncertain. Consequently, our activities may be subject to evolving rules as the FCC addresses novel questions presented by the increased use of the Internet to offer services that appear functionally similar to traditionally-regulated telecommunications services. At this time, it is impossible to determine what effect, if any, such regulations may have on the our future operations.

     STATE. While states have generally declined to regulate enhanced services, their ability to regulate the provision of intrastate enhanced services remains an uncertain possibility. For instance, Qwest petitioned Colorado and Nebraska for a ruling that IP telephony providers must pay access charges for intrastate calls. The proceeding was dismissed in Colorado and a decision was never reached in Nebraska. In two recent interconnection decisions, Colorado and Nebraska declined to classify IP telephony as switched access traffic subject to access charges. But a recent Florida interconnection arbitration decision ruled differently. If state regulators or legislators regulate the provision of intrastate enhanced services it may negatively impact our ability to provide enhanced services in any state that assesses access or universal service charges against us.

DELIVERY OF SERVICES OVER EXISTING SWITCHED TELECOMMUNICATIONS NETWORKS

     A portion of our communications services are delivered over existing switched telecommunications networks through our subsidiary, I-Link Communications, Inc., a long distance telecommunications carrier that provides long distance service to all 50 states of the United States. Access to the switched telephone network is a necessary component of the RTIP Network to ensure full geographic coverage of the RTIP Network in lesser-populated geographic areas that are not serviced by one of the RTIP Network's Hubs. We maintain traditional switch facilities in Dallas, Los Angeles, Phoenix, and Salt Lake City.


ITEM 2. DESCRIPTION OF PROPERTY.

     We lease approximately 41,897 square feet of space for office and other facilities in Draper, Utah pursuant to commercial leases with original terms of five to seven years. These leases expire between 2001 and 2004 subject to our right to extend for an additional five years. The current aggregate base rent is approximately $39,000 per month. I-Link also leases several other co-location facilities throughout the United States to house its Communication Engines. Such spaces vary in size and length of term.

     We currently lease and occupy approximately 4,100 square feet of office space in Phoenix, Arizona, pursuant to a commercial lease dated June 1, 2000. The lease term is for five years commencing June 2000 beginning with a current base rent of approximately $6,600 per month.

     On October 6, 2000, we purchased an office building located in Salt Lake City, Utah consisting of approximately 14,250 square feet. We occupy the first floor of the building and lease the second floor pursuant to a commercial lease, dated June 1997. The lessee's lease term is for five years commencing June 1997 with a base rent of $7, 411. The building is subject to a promissory note in the amount of $840,000 which is secured by a trust deed against the building and a certificate of deposit in the amount of $200,000.

     MiBridge rents approximately 3,600 square feet of office space in Eatontown, New Jersey under a five-year commercial lease effective December 1, 1997 at a cost of approximately $5,200 per month.

     Vianet Technologies leases approximately 1,400 square feet of office space in Tel Aviv, Israel at a cost of approximately $2,200 per month. The lease expires in February 2002.


ITEM 3. LEGAL PROCEEDINGS.

I-LINK INCORPORATED V. RED CUBE INTERNATIONAL AG, AND RED CUBE, INC., Case No. 2:01CV0049C, United States District Court, District of Utah, Central Division.

     We filed suit against Red Cube, International AG and Red Cube, Inc. ("Red Cube") on January 18, 2001, seeking damages against Red Cube for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive us out of business and obtain control of our proprietary technology, telecommunications network, key employees and customers. While we obtained an initial temporary restraining order against Red Cube preventing Red Cube from interfering with our employees, vendors and customers, Red Cube subsequently filed a motion to dismiss the action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between I-Link and Red Cube. The court found that our claims were "related to" the Cooperation and Framework Agreement and granted Red Cube's motion to dismiss the action for lack of subject matter jurisdiction.

IN THE ARBITRATION MATTER OF RED CUBE INTERNATIONAL AG, V. I-LINK INCORPORATED, before the American Arbitration Association, New York, New York, AAA # 50 T 117 0002B 01.

     On or about January 24, 2001 Red Cube International, AG delivered to us a written demand for arbitration under the May 2000 Cooperation and Framework Agreement between the parties. Red Cube's demand constituted written notice of an alleged breach of the Cooperation and Framework Agreement stemming from I-Link's (i) threatening a shut-down of our IP telecommunications network, (ii) the resignation of Dror Nahumi as our employee, which Red Cube claims will cause us to breach our undertaking to provide the consulting services of John Edwards, Dror Nahumi and Alex Radulovic in the event we are unable to perform under the Agreement and Red Cube is required to assume primary operation and maintenance of it's own IP telecommunications network based upon our technology, and (iii) our alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network. We denied these allegations, filed a counterclaim against Red Cube International, AG and filed a third-party claim against Red Cube, Inc, seeking (compensatory and/or punitive) damages for Red Cube's default under a subsequent agreement to provide approximately $60,000,000 in equity funding to us, engaging in a scheme to drive us out of business and obtain control of our proprietary technology, telecommunications network, key employees and customers. The arbitration proceeding is in its initial stage, and no hearings have occurred.

STEVEN J. LITTLE, DBA, FREEDOM ENTERPRISES V. I-LINK WORLDWIDE, L.L.C., MEDCROSS, INC., I-LINK INCORPORATED, JOHN DOES I-X, Civil No. 990908018, in The Judicial District Court of the Third Judicial Court in and For Salt Lake County, State of Utah and STEVEN J. LITTLE, DBA, FREEDOM ENTERPRISES V. I-LINK WORLDWIDE, L.L.C., MEDCROSS, INC., I-LINK INCORPORATED, before the American Arbitration Association, Case No. 81 181 00118 00 VSS.

     Steven J. Little is a former independent representative of I-Link Worldwide, L.L.C. whose contractual relationship consisted of I-Link's standard independent representative agreement and two written agreements between himself, I-Link and I-Link Worldwide, LLC. Mr. Little filed the above action alleging that I-Link Incorporated and I-Link Worldwide, LLC wrongfully terminated his written agreements. Mr. Little's claims for damages range from $7,000,000 to $10,000,000 constituting the alleged aggregate value of the residual terms of these agreements. I-Link Incorporated and I-Link Worldwide, LLC maintain that Mr. Little's written agreements were properly terminated pursuant to the written terms and conditions of those agreements and therefore Mr. Little has suffered no damages. Binding arbitration is tentatively scheduled to start April 23, 2001.

On March 10, 2000, the Company and JNC Opportunity Fund, Ltd. ("JNC") entered into a settlement and release agreement relating to certain litigation concerning shares of Series F Preferred stock held by JNC. The shares of Series F Preferred stock held by JNC were convertible into 1,104,972 shares of common stock under the original agreement with JNC. On March 10, 2000, the Company issued 531,968 shares of common stock to JNC pursuant to the settlement agreement in cancellation of the Series F shares held by JNC. The balance of the shares required to be issued pursuant to the settlement agreement required approval at a special meeting of the shareholders held on May 23, 2000, at which time approval of the shareholders was received. Due to the delay in issuance of the shares required to be issued pursuant to the settlement agreement until shareholder approval was received and the related common shares were registered, the Company issued 20,458 "Additional Shares" of common stock in accordance with the agreement.

     We are involved in litigation relating to claims arising out of our operations in the normal course of business, none of which is expected, individually or in the aggregate, to have a material adverse affect on us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our annual meeting of shareholders was held on October 2, 2000 at which five proposals were considered and passed by the stockholders as follows:

     1. Messrs. Henry Y. L. Toh and Hal B. Heaton were re-elected as Class 2 Directors of I-Link. Mr. John W. Edwards, Mr. Thomas A. Keenan and Mr. David R. Bradford continued as Directors.

     2. PricewaterhouseCoopers LLP was appointed as our independent public accountants. The vote was 39,258,011 for, 166,888 against and 107,939 abstained.

     3. The 1997 Recruitment Stock Option Plan was amended to increase the amount of shares of common stock eligible for issuance under that Plan from 4,400,000 to 7,400,000. The vote was 17,519,669 for, 1,821,885 against and 1,652,094 abstained.

     4. The grant of non-qualified options to purchase I-Link's common stock to certain executive officers was approved. The vote was 17,288,274 for, 2,052,425 against and 1,652,949 abstained.

     5. The establishment of the 2000 Employee Stock Purchase Plan was approved. The vote was 18,149,256 for, 1,203,608 against and 1,640,784 abstained.


                                     PART II

ITEM 5. MARKET FOR I-LINK INCORPORATED'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     Our common stock is traded on The Nasdaq Small-Cap Market ("Nasdaq") tier of The Nasdaq Stock Market, Inc. under the symbol "ILNK." Although the Common Stock is currently listed on Nasdaq, there can be no assurance given that we will be able to continue to satisfy the listing requirements for maintaining such securities on Nasdaq or that such listing will otherwise continue. We have no current plans to apply for listing of any preferred shares, warrants or any of our other securities on Nasdaq.

     On February 14, 2001, we were notified by the Nasdaq Listing Qualifications Department (the "Nasdaq Staff") that our securities would be de-listed from The Nasdaq SmallCap Market due to our inability to maintain our market capitalization above the minimum $35,000,000 required for continued listing on The Nasdaq SmallCap Market in accordance with the National Association of Securities Dealers, Inc. rules. Pursuant to the NASD Rules, we have requested an oral hearing before the Nasdaq Listing Qualifications Panel (the "Panel") to appeal the Nasdaq Staff's decision to de-list our securities. The hearing is scheduled for late April 2001. Pursuant to the same NASD Rule 4820(a), a request for a hearing has stayed the scheduled de-listing of our securities pending issuance of the Panel's decision. Should our securities cease to be listed on the Nasdaq SmallCap Market, I-Link's securities may be listed on the Over-the-Counter Bulletin Board market.

     The following table sets forth the high and low bid prices for our common stock for the period as quoted on Nasdaq based on interdealer bid quotations, without retail markup, markdown, commissions or adjustments and may not represent actual transactions:

          Quarter Ended                 High Bid       Low Bid
          ------------------            --------       -------
          March 31, 1999                  $ 4.13        $ 2.19
          June 30, 1999                     5.50          2.44
          September 30, 1999                4.88          2.50
          December 31, 1999                 4.38          2.25

          March 31, 2000                  $20.00        $ 2.75
          June 30, 2000                    11.88          2.00
          September 30, 2000                5.91          2.00
          December 31, 2000                 3.53          0.75

     On March 14, 2001, the closing price for a share of our common stock was $.625.

HOLDERS

     As of March 14, 2001, we had approximately 650 stockholders of common stock of record and approximately 17,000 beneficial owners


DIVIDEND POLICY

     We must be current on dividends accrued on our Series C and Series M preferred stock before paying any dividends to common stock holders. Preferred stock dividends in the amount of $196,333 and $351,868 were paid in 2000 and 1999, respectively, in common stock (non-cash) on the converted shares of Series F redeemable preferred stock. As of December 31, 2000, dividends in arrears (undeclared) on Series C and Series M preferred stock were $602,702 and $4,543,187 respectively. On February 22, 2000, our Board of Directors set a record date for payment of accrued dividends on Class (Series) C preferred stock of $563,781 to stockholders of record on February 22, 2000, to be paid in shares (approximately 125,400) of our common stock (the "Dividend Shares") within ten business days of the date the Dividend Shares become subject to an effective registration statement (anticipated in second or third quarter of 2001) under the Securities Act of 1933, as amended. To date, we have not paid and do not anticipate that we will pay dividends on our common stock in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial information was derived from the audited consolidated financial statements and notes thereto. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                      2000              1999              1998            1997            1996
                                                  -------------     -------------     -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA:

Revenues:
    Telecommunications services                   $  18,300,548     $  26,440,017     $  19,634,681   $  11,081,007   $          --
    Marketing services                                  463,740         3,672,988         4,548,421       2,637,331              --
    Technology licensing and
       development                                    8,972,828         2,506,701         1,466,315         346,875              --
    Other                                             2,667,039                --                --              --         170,532
                                                  -------------     -------------     -------------   -------------   -------------
           Net sales                                 30,404,155        32,619,706        25,649,417      14,065,213         170,532
                                                  -------------     -------------     -------------   -------------   -------------
Operating expenses:
    Telecommunications
       network expenses                              24,958,320        20,373,209        19,099,194      14,634,999       1,120,779
    Marketing services costs                            456,354         5,400,149         5,850,873       4,294,014              --
    Selling, general,
       administrative and other                      29,086,550        26,098,700        20,345,293      20,997,262      18,536,090
                                                  -------------     -------------     -------------   -------------   -------------
           Total operating expenses                  54,501,224        51,872,058        45,295,360      39,926,275      19,656,869
                                                  -------------     -------------     -------------   -------------   -------------
Operating loss                                      (24,097,069)      (19,252,352)      (19,645,943)    (25,861,062)    (19,486,337)

Other income (expense)                               (1,655,109)       (4,906,936)       (8,134,130)     (2,806,630)     (2,677,640)
                                                  -------------     -------------     -------------   -------------   -------------
Loss from continuing operations                     (25,752,178)      (24,159,288)      (27,780,073)    (28,667,692)    (22,163,977)

Loss from discontinued
       operations                                            --          (500,000)         (178,006)     (1,191,009)       (900,263)
                                                  -------------     -------------     -------------   -------------   -------------
Net loss                                          $ (25,752,178)    $ (24,659,288)    $ (27,958,079)  $ (29,858,701)  $ (23,064,240)
                                                  =============     =============     =============   =============   =============

Loss from continuing operations
    applicable to common stock                    $ (27,398,996)    $ (33,086,262)    $ (37,621,215)  $(118,360,731)  $ (43,387,606)
                                                  =============     =============     =============   =============   =============
Net loss per common share - basic and diluted:

Loss from continuing operations                   $       (1.03)    $       (1.55)    $       (2.13)  $      (10.07)  $       (6.40)
Loss from discontinued operations                            --             (0.02)            (0.01)          (0.10)          (0.13)
                                                  -------------     -------------     -------------   -------------   -------------
       Net loss per common share                  $       (1.03)    $       (1.57)    $       (2.14)  $      (10.17)  $       (6.53)
                                                  =============     =============     =============   =============   =============
BALANCE SHEET DATA:

Working capital                                   $ (30,060,766)    $  (1,318,640)    $  (4,073,914)  $  (2,955,180)  $   1,305,814
Property and equipment, net                          10,983,273         7,019,361         7,262,781       3,551,917       1,575,769
Net assets (liabilities) of
     discontinued operations                                 --           (82,629)          417,371         595,377       1,668,223
Total assets                                         21,657,492        21,658,199        23,855,363      24,252,876       9,864,696
Long-term obligations                                 2,801,592         9,658,525         8,785,933       1,921,500         236,705
Stockholders' equity (deficit)                      (28,839,061)      (11,049,897)      (16,953,363)        814,376       6,298,617

     In January 1997, we acquired I-Link Communications, an FCC-licensed long distance carrier. With the acquisition, we began our telecommunications services operations. Effective December 31, 1997, we made the decision to discontinue the operations of our Medical Imaging Division. Our Board of Directors approved the plan of disposal on March 23, 1998. The net operating activities and net assets from the Medical Imaging Division are presented separately as discontinued operations in the above table. Through our wholly-owned subsidiaries MiBridge, Inc., and ViaNet Technologies Ltd., we pursue research and development of new telecommunications products and technologies, and the licensing of certain of these products and technologies to other telecommunications companies. MiBridge was acquired during the third quarter of 1997 and ViaNet Technologies Ltd. was formed in the first quarter of 1998.

     During 1997, I-Link formed a wholly owned subsidiary, I-Link Worldwide, L.L.C., through which we launched a network marketing channel to market its telecommunications services and products. On February 15, 2000, we signed a strategic marketing and channel agreement with Big Planet, a wholly owned subsidiary of Nu Skin Enterprises, Inc. Under the terms of the agreement, our independent network marketing sales force (the IRs) transitioned to Big Planet, and Big Planet was granted the worldwide rights to market and sell our products and services through the network marketing (sometimes referred to as "Multi-Level") sales channel to residential and small business users. Our other sales channels into the residential, small business, and other markets are unaffected by the agreement with Big Planet. The impact on the results of operations included a termination of marketing service revenues and marketing service costs effective February 15, 2000. Additionally, telecommunication service revenues decreased as we sold our services to the same subscribers through Big Planet at wholesale prices. The reduction in telecommunications service revenues was partially offset by a reduction in commissions paid to IRs related to telecommunication services revenues.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27-A OF THE SECURITIES ACT OF `1933, AS AMENDED, SECTION 21-E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND INFORMATION RELATING TO I-LINK THAT ARE BASED ON MANAGEMENT'S EXERCISE OF BUSINESS JUDGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," AND "INTEND" AND WORDS OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY ANY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT OUR CURRENT VIEW OF FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES AS NOTED BELOW. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

     Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation: our ability to finance and manage expected rapid growth; the impact of competitive services and pricing; our ongoing relationship with our long distance carriers and vendors; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting principles; legal proceedings; federal and state governmental regulation of the long distance telecommunications and internet industries; our ability to maintain, operate and upgrade our information systems network; our success in deploying our Communication Engine network in internet telephony; the existence of demand for and acceptance of our products and services (including but not limited to V-Link(TM) and Indavo(TM)); the migrating of subscribers from a retail billing basis to a wholesale billing basis; the continued increasing revenues from GateLink(TM) and other wholesale clients as well as other risks referenced from time to time in our filings with the SEC.

     We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

RESULTS OF OPERATIONS

     When reviewing the operating results for 2000 compared to 1999 and 1998, it is important to note the significant changes in our operations that occurred in 2000. Prior to February 15, 2000, our telecommunication and marketing service revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a network marketing channel of distribution which targeted residential users and small businesses in the United States. These revenue sources depended directly upon the efforts of IRs. IRs personally solicited potential residential and business customers via one-to-one sales presentations. At the conclusion of the sales presentations, customers would sign order forms for our telecommunication products and services (telecommunication service revenues). IRs received commissions based upon sales of our products and services to customers who became our subscribers. Additionally revenues from the network marketing channel prior to February 15, 2000 were recorded at retail whereas after that date the same sales to the end-users were recorded on a wholesale rate.

     On February 15, 2000, the nature of our telecommunication services revenues and marketing service revenues relating to the network marketing channel were significantly changed. On that date we signed a strategic marketing and channel agreement with Big Planet, a wholly-owned subsidiary of Nu Skin Enterprises, Inc. Under terms of the agreement, I-Link's IR's transitioned to Big Planet, and Big Planet was granted rights to market and sell our products and services through the network marketing (sometimes referred to as "Multi-Level") sales channel to residential and small business users. Our other sales channels into the residential, small business, and other markets were unaffected by the agreement with Big Planet. This agreement had two significant impacts on our gross revenues.

     - telecommunication service revenues decreased as we sold our services to the same subscribers through Big Planet at wholesale prices. Even though our billed minutes increased in 2000 as compared to 1999, revenues decreased due to the transition to wholesale. The reduction in telecommunications service revenues was partially offset by a cessation of commissions paid to IRs related to telecommunication services revenues, and

     - marketing service revenues and marketing service costs ceased effective February 15, 2000.

     As a result of this agreement with Big Planet, we ended our involvement in the network marketing channel and Big Planet became our single largest customer.


     YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

REVENUES

     Net operating revenue in 2000 and 1999 included three primary sources of revenue which were: (1) telecommunications service; (2) marketing services which began in June 1997 (and terminated in February 2000 - see "Results of Operations" above) and includes revenues from the network marketing channel, including revenues from independent representatives for promotional and presentation materials and national conference registration fees; and (3) technology licensing and development revenues related to communications software that supports multimedia communications over PBX, LAN's and the Internet. In 2000, we also had revenues from other sources including customer services such as billing, accounts receivable processing, customer care and special consulting services which were primarily associated with the transition of the network marketing channel to Big Planet in the first quarter of 2000.

     Telecommunication service revenues decreased $8,139,469 to $18,300,548 in 2000 as compared to $26,440,017 in 1999. The decrease is a direct result of the agreement with Big Planet effective February 15, 2000. Before February 15, 2000, our telecommunication services revenues were primarily dependent upon the sales efforts of IRs functioning within a network marketing channel of distribution. These revenue sources were recorded at retail. Under terms of the agreement, our independent network marketing sales force transitioned to Big Planet. This resulted in a substantial decrease in telecommunication services revenues for the year 2000 as revenues from subscribers migrating from retail sales to the sale of services to the same subscribers through Big Planet at wholesale prices. While a significant portion of the revenues converted to wholesale, we retained a portion of Big Planet's subscriber base on a retail-billing basis, for which the Big Planet is paid a commission. Should Big Planet convert this portion of its business to a wholesale relationship, our reported revenues would decline and commissions paid on this retail business would decline correspondingly. Revenues billed to customers of Big Planet have decreased due to the decline in rate per minute billed of approximately 32% due to the transition from retail to wholesale, combined with a decrease in subscriber base and lower than expected new subscriber acquisitions. Big Planet accounted for 46% of our telecommunication services revenue in the fourth quarter of 2000. Due to perceived risks relative to our financial condition (prior to the Counsel Corporation transaction in March 2001), Big Planet signed an agreement to transition its business to another service provider in the third or fourth quarter of 2001, contingent upon the new service provider meeting certain milestones of product and service development. Hence, we cannot predict what future telecommunication services revenue from Big Planet may be. Part of the decrease in telecommunications services revenues billed through Big Planet, our largest wholesale customer, was offset by $3,230,000 in revenues generated from Gatelink(TM) partners primarily in the last half of 2000. We expect revenues from Gatelink(TM) and other wholesale clients to continue to increase in 2001 and beyond. The percentage of telecommunication services revenue from our second largest customer during the fourth quarter was 32%. Telecommunication services revenue from this customer in the first quarter of 2001 is expected to decrease compared to the fourth quarter of 2000 by approximately 50% as the customer transferred some of their traffic to other carriers due to concerns relative to our financial condition in early 2001 (prior to the Counsel Corporation transaction). We cannot predict what future telecommunication services revenue from this customer may be.

     Marketing services revenue, which included revenue from independent representatives for promotional and presentation materials, WebCentre, and ongoing administrative support decreased $3,209,248 to $463,740 in 2000 as compared to $3,672,988 in 1999. The decrease was the result of the transition of this network-marketing channel to Big Planet in February 2000. With this transition, marketing service revenues ceased.

     Technology licensing and development revenue increased $6,466,127 to $8,972,828 in 2000 as compared to $2,506,701 in 1999. Revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects and royalties from products previously licensed. During 2000, our increase in these revenues stemmed primarily from the following sources:

     - we entered into two licensing agreements that resulted in revenues of nearly $4,000,000, and

     - on May 9, 2000, we entered into an agreement with Red Cube under which Red Cube paid us an aggregate sum of $10,000,000 comprised of a $7,500,000 licensing fee and $2,500,000 for consulting services. The total of $10,000,000 is being recorded as income ratably over a two-year period. Accordingly, $3,333,333 was recorded as technology licensing revenue in 2000 while the balance of $6,666,667 was recorded as unearned revenue as of December 31, 2000.

     Other revenues in 2000 of $2,667,039 includes $2,203,693 relating to customer care, billing and accounts receivable services performed for wholesale customers. Revenues from these services in 2001 are expected to approximate the 2000 revenues. During 2000, other revenues also included royalties of $400,000 from the sale of Indavo(TM) units through a distributor to a company that will not use the Indavo(TM) units over our network.


OPERATING COSTS AND EXPENSES

     Telecommunications network expenses increased $4,585,111 to $24,958,320 in 2000 as compared to $20,373,209 in 1999. The increase is related to the costs of continuing development and deployment of our communication network and expenses related to the telecommunication service revenue. While variable costs per minute have remained comparable to 1999 variable costs, fixed costs have increased as we continue to build our RTIP network. While network costs associated with telecommunications services revenues increased, the transition from retail to wholesale-based revenues resulted in decreased per minute revenue. However, we continue to incur the same network costs. We do not expect fix costs associated with our network to increase as we are devoting our efforts to increasing minute traffic and enhanced services over the existing network before we undertake additional expansion.

     Marketing services costs decreased $4,943,795 to $456,354 in 2000 as compared to $5,400,149 in 1999. These costs directly relate to our marketing services revenue that began late in the second quarter of 1997 and include commissions and the costs of providing promotional and presentation materials and ongoing administrative support of the network marketing channel. As we transferred this network marketing channel to Big Planet in February 2000, marketing service costs ceased.

     Selling, general and administrative expenses increased $5,924,775 to $18,353,731 in 2000 as compared to $12,428,956 in 1999. In 2000, we added significant infrastructure in the form of employees and facilities in anticipation of fulfilling obligations to various business partners including Red Cube. The increase in 2000 expenses is partly a result of the cost of this added infrastructure. In 2000, we also entered into various transactions that contributed to this increase in the form of increased outside services. In

January 2001, we had a strategic work force reduction in order to reduce overhead and streamline operations.

     The provision for doubtful accounts decreased $3,589,908 to $113,168 in 2000 as compared to $3,703,076 in 1999. The decrease is directly related to two items:

     (1) the transitioning of the network marketing channel subscribers to Big Planet in February 2000. With the transition, Big Planet assumed the risk of collections from individual subscribers, thus resulting in a reduced provision for the remainder of 2000 as compared to the same period of 1999.

     (2) during the third quarter of 2000 we settled a lawsuit wherein we sued a former wholesale customer for non-payment of its bills. Prior to 2000, we had written off the receivable from this customer. Upon settling the lawsuit, we received $300,000 for past billings, which amount reduced our provision for doubtful accounts in 2000.

     Depreciation and amortization increased $916,679 to $6,399,318 in 2000 as compared to $5,482,639 in 1999. The increase is primarily associated with increased expenditures related to continued expansion of our RTIP Network.

     In 1999 we recorded a write-down of capitalized software costs of $1,847,288 which did not recur in 2000.

     Research and development costs increased $1,583,592 to $4,220,333 in 2000 as compared to $2,636,741 in 1999. The increase is associated with our commitment to continuing telecommunication network research and development efforts and development of new products and technologies. We anticipate research and development expenditures in 2001 will be less than 2000 as we plan to use our resources to sell our developed and in-process technologies and enhance current products. If none of these new products and technologies are successfully developed, the sales and profitability of I-Link may be adversely affected in future periods.

OTHER INCOME (EXPENSE)

     Interest expense decreased $3,583,465 to $1,502,676 in 2000 as compared to $5,086,141 in 1999. Interest expense in 1999 was significantly greater than in 2000 due to the accretion of debt discount (non-cash expense of $3,125,000 in 1999) related to certain warrants granted in connection with $8,000,000 in loans from Winter Harbor. In 1999, there was also $627,000 of interest expense on other debt instruments that were converted to equity in 1999.

     Interest and other income increased $307,927 to $487,132 in 2000 as compared to $179,205 in 1999. The increase was primarily due to interest earned in 2000 on higher average cash balances on hand during 2000 as compared to 1999.

     A settlement expense of $639,565 was recorded in 2000. This expense is the result of an obligation to issue 129,519 shares of common stock in exchange for trading restrictions imposed on JNC Opportunity Fund Ltd. ("JNC") in relation to the common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000. The settlement and release agreement settled litigation between JNC and us over unconverted Series F preferred stock held by JNC. The amount of this expense was based upon the market price of our common stock on May 24, 2000 when the common stock was issued. There was no comparable expense in 1999.


     YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUES

     Net operating revenue in 1999 and 1998 included three primary sources of revenue which were:

(1) telecommunications service; (2) marketing services (terminated in February 2000 - see "Results of Operations" above) which included revenues from the network marketing channel, including revenues from independent representatives for promotional and presentation materials and national conference registration fees; and (3) technology licensing and development revenues related to communications software that supports multimedia communications over PBX, LANs and the Internet.

     Telecommunication service revenues increased $6,805,336 to $26,440,017 in 1999 as compared to $19,634,681 in 1998. The increase was primarily due to an increase of $9,192,135 from growth in telecommunication sales by the network marketing channel. This increase was partially offset by a decrease of $2,386,799 in revenues from other channels of distribution as we focused our resources on those channels of distribution of products that had higher profit margins. The increase in revenues was primarily due a 38% increase in usage, which was offset by an 11% decrease in revenue per minute.

     Marketing service revenues decreased $875,433 to $3,672,988 in 1999 as compared to $4,548,421 in 1998. The decrease was primarily due to a reduction of new IR sign ups resulting in a decrease of $1,937,634 in revenues from promotional and presentational materials and national conventions. This decrease was offset by increased revenues from product sales of $1,062,201 primarily from WebCentre sales, which began in 1999.

     Technology licensing and development revenues increased $1,040,386 to $2,506,701 as compared to $1,466,315 in 1998. The increase was primarily due to increasing acceptance of our core technologies in the market place.

OPERATING COSTS AND EXPENSES

     Telecommunications network expenses increased $1,274,015 to $20,373,209 in 1999 as compared to $19,099,194 in 1998. The increase is related to the costs of continuing development and deployment of our communication network and expenses related to the telecommunication service revenue. Moreover, the deployment of our Communication Engines in 1999 and better pricing from underlying carriers allowed telecommunications revenues to grow at a significantly higher rate than the related telecommunication network expenses.

     Marketing services costs decreased $450,724 to $5,400,149 in 1999 as compared to $5,850,873 in 1998. These costs directly relate to our marketing services revenue that began late in the second quarter of 1997 and include commissions, the costs of providing promotional and presentation materials and ongoing administrative support of the network marketing channel.

     Selling, general and administrative expenses increased $1,865,574 to $12,428,956 in 1999 as compared to $10,563,382 in 1998. The increase was primarily due to (1) increased payroll related to an increased number of employees and (2) increased rent and travel costs related to the increased number of employees.

     The provision for doubtful accounts increased $542,455 to $3,703,076 in 1999 as compared to $3,160,621 in 1998. The increase is related directly to the growth in telecommunication service revenues, and increased bad debts from receivables in the channels which we decided to terminate in order to refocus our resources on those channels of distribution of our products that had higher profit margins.

     Depreciation and amortization increased $1,290,465 to $5,482,639 in 1999 as compared to $4,192,174 in 1998. The increase was primarily associated with increasing expenditures related to continued and increasing expansion of our RTIP Network.

     In the first quarter of 1999, we recorded a write-down of capitalized software costs of $1,847,288. In early 1998 we contracted with an outside consulting company to develop a billing and operations information system. We continually evaluated the functionality and progress of the in-process system development, and together with our Board of Directors concluded that the new system would not significantly enhance our existing billing and information systems or meet our ultimate needs. Accordingly, we could not justify paying additional contracted expenses of approximately $1,000,000 and effective March 31, 1999, we recorded a write-down on the in-process system development of $1,847,288.

     Research and development increased $207,625 to $2,636,741 in 1999 as compared to $2,429,116 in 1998. The increase was associated with our increased commitment to continuing telecommunication network research and development efforts, primarily at our Israeli subsidiary, ViaNet Technologies.

OTHER INCOME (EXPENSE)

     Interest expense decreased $3,318,277 to $5,086,141 in 1999 as compared to $8,404,418 in 1998. The decrease is primarily due to a decrease of $4,013,095 from the accretion of debt discounts (non-cash) related to certain warrants granted in connection with $7,768,000 in loans during 1998 as compared to warrants granted in connection with $8,000,000 in loans in 1999. An increase in interest expense in 1999 of approximately $694,818 on loans outstanding and an increase in capital leases offset this decrease.

     Interest and other income decreased $91,083 to $179,205 in 1999 as compared to $270,288 in 1998. The decrease was primarily due to interest earned in 1998 on deposits with our primary provider of long-distance telecommunications capacity, which did not recur in 1999 as the deposits were refunded.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of December 31, 2000 were $2,155,628, short-term certificates of deposit were $53,500 and the working capital deficit was $30,060,766 (which includes deferred revenue of $14,885,592). Cash provided by operating activities during 2000 was $1,869,355 as compared to cash used of $10,381,925 in 1999 and $16,825,719 in 1998. The increase in cash from operations in 2000 as compared to 1999 was primarily due to $20,000,000 received from Red Cube for licensing and prepayment for future services, of which $16,552,259 remains as deferred revenues at December 31, 2000. The decrease in cash used by operating activities in 1999 compared to 1998 was primarily due to a decrease in our net loss and timing of accounts receivable collections and accounts payable payments.

     Net cash used by investing activities in 2000 was $6,881,466 as compared to $1,585,299 in 1999 and $1,602,974 in 1998. The net increase in cash used by investing activities in 2000 as compared to 1999 was due to an increase in purchases of furniture, fixtures equipment and software of $4,863,055 and a decrease of $412,649 in cash flows from maturing restricted certificates of deposit and $20,463 from discontinued operations. The decrease in cash used by investing activities in 1999 as compared to 1998 was primarily attributable to
(1) a decrease in purchases of furniture, fixtures and equipment of $1,210,241 which was offset by a decrease in cash received in connection with maturing of restricted certificates of deposits of $932,566 and (2) a decrease in investing activities of discontinued operations of $260,000.

     Financing activities in 2000 provided net cash of $4,171,735 as compared to $13,594,301 in 1999 and $18,069,765 in 1998. Cash provided in 2000 included
$4,341,659 from exercise of options and warrants and employee purchases under the employee stock purchase plan. During 2000, we repaid $145,720 in long-term debt and capital lease obligations and used $24,204 in our discontinued operations. Cash provided in 1999 included $8,200,000 from long-term debt, $7,116,408 net proceeds from the sale of preferred stock and $5,000 from the exercise of stock options and warrants. During 1999, we repaid $1,727,107 of long-term debt and capital lease obligations. Cash provided in 1998 included $9,430,582 from issuance of preferred stock (net of offering costs), $11,009,712 in proceeds from loans to us, and $684,943 from exercise of stock options and warrants. Long term-debt and capital lease payments of $2,885,007 offset these sources of cash.

     We incurred a net loss from continuing operations of $25,752,178 for the year ended December 31, 2000, and as of December 31, 2000 had an accumulated deficit of $135,902,482. We anticipate that revenues generated from our continuing operations will not be sufficient during 2001 to fund ongoing operations, the continued expansion of our private telecommunications network facilities, product development and manufacturing, and anticipated growth in subscriber base. As described below, several events have occurred in 2001 that affect our ability to obtain the additional necessary funds and reduce liabilities requiring funds for our continuing operations in 2001.


CURRENT POSITION/FUTURE REQUIREMENTS

     During 2001, we plan to use available cash to fund the development and marketing of I-Link products and services. We anticipate that revenues from all sources of continuing operations will grow in 2001 and will increasingly contribute to meeting our cash requirements. Our business plan of continued market penetration and deployment of I-Link products and services will require financial resources at increasingly higher levels than those experienced in 2000. In order to provide for and/or reduce capital expenditure and working capital needs, we entered into the following agreements in 2001:

     - On March 1, 2001, Winter Harbor elected to convert a note payable from I-Link for $7,768,000 plus accrued interest of $2,537,072 ($2,376,498 as of December 31, 2000) into 4,122 shares of Series M convertible preferred stock of I-Link pursuant to the original loan agreement. Upon conversion, current liabilities as of December 31, 2000 in the amount of $10,144,498 were satisfied without requiring cash.

     - On March 1, 2001, we entered into a Senior Convertible Loan and Security Agreement with Counsel Communications, LLC, ("Counsel LLC"). Pursuant to the Loan Agreement, Counsel LLC agreed to make periodic loans to us in the aggregate principal amount not to exceed $10,000,000, of which $3,000,000 was available to us immediately upon the execution of the Loan Agreement. The $10,000,000 is structured as a 3-year note convertible with interest at a rate of 9% per annum, compounded quarterly.

     - In January 2001, we undertook a strategic work force reduction to reduce overhead and streamline operations.

     In March 2001, Counsel LLC purchased Winter Harbor's security holdings in I-Link and became our single largest shareholder. In addition to the above transactions, Counsel Corporation and its subsidiary Counsel LLC have committed to fund, through long-term inter-company advances or equity contribution, all capital investment, working capital or other operational cash requirements of I-Link through April 15, 2002.

     While we believe that the aforementioned sources of funds will be sufficient to fund operations into 2002, we anticipate that additional funds will be necessary from public or private financing markets to successfully integrate and finance the planned expansion of our business communications services, product development and manufacturing, and to discharge our financial obligations. The availability of these capital sources will depend on prevailing market conditions, interest rates, and our financial position and results of operations. There can be no assurance that such financing will be available, that we will receive any additional proceeds from the exercise of outstanding options and warrants or that we will not be required to arrange for additional debt, equity or other financing.

OTHER ITEMS

     We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of our operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on current financial condition or results of operations.


ITEM 8. FINANCIAL STATEMENTS.

     See Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     As of March 14, 2001, the Board of Directors had five members including one vacancy due to the resignation of Mr. Keenan in February 2001. Our Articles of Incorporation provide that the Board of Directors is divided into three classes and that each director shall serve a term of three years. Mr. Keenan's term of office as the sole Class I Director, would have expired at the annual meeting of shareholders in 2002 if Mr. Keenan had not resigned. The term of office of Mr. Toh and Mr. Heaton, both Class II Directors, will expire at the 2003 annual meeting of shareholders, and the term of office of Mr. Edwards and Mr. Bradford, the Class III Directors, will expire at the annual meeting of shareholders in 2001. In March 2001, Counsel LLC acquired all I-Link securities and their associated rights previously held by Winter Harbor. The result of this transfer of beneficial ownership interests is that Counsel LLC has the right to designate two member of the Board of Directors pursuant to our financing arrangements previously with Winter Harbor. In addition, Counsel obtained a right to appoint three additional members (bringing the number of Board members to nine) to our Board of Directors under a convertible loan agreement effective March 1, 2001. As of December 31, 2000, no Winter Harbor designees were members of the Board and as of March 14, 2001 Counsel had not designated any members to the Board.

     Biographical information with respect to the present executive officers, directors, and key employees are set forth below. There are no family relationships between any present executive officers and directors except that John W. Edwards and Robert W. Edwards, Vice President of Network Operations, are brothers.

Name                          Age (1)   Title
----                          -------   -----
John W. Edwards ..........      46      Chairman of the Board, President, Chief Executive Officer

Dror Nahumi (2) ..........      38      President

David E. Hardy ...........      48      Senior Vice President, Secretary and General Counsel

John M. Ames .............      41      Senior Vice President, Chief Operating Officer and Chief Financial Officer

Alex Radulovic ...........      31      Vice President of Technology

Henry Y.L. Toh ...........      43      Director

Thomas A. Keenan (3) .....      36      Director

David R. Bradford ........      50      Director

Hal B. Heaton ............      50      Director

(1)  As of December 31, 2000

(2)  Dror Nahumi submitted his resignation as President effective January 8,
     2001.

(3) Thomas A. Keenan submitted his resignation as a Director effective February 21, 2001.

     JOHN W. EDWARDS, Chairman of the Board, President and Chief Executive Officer. Mr. Edwards was selected to fill a vacancy on the Board of Directors as a Class III director in June 1996. He was elected Chairman of the Board in August 1998. Mr. Edwards serves as our Chief Executive Officer and, from September 30, 1996 through December 1999, served as our President and Chief Executive Officer. Mr. Edwards began to serve as President in January 2001. Mr. Edwards served as President and a director of Coresoft, Inc., a software company developing object-oriented computer solutions for small businesses from September 1995 to April 1996. During the period August 1988 through July 1995, Mr. Edwards served in a number of executive positions with Novell, Inc., a software company providing networking software, including Executive Vice President of Strategic Marketing, Executive Vice President of the Appware and Desktop Systems Groups and Vice President of Marketing of the NetWare Systems Group. Mr. Edwards was involved in the development of the NetWare 386 product line. Until May 1996, he was a visiting faculty member at the Marriott School of Management at Brigham Young University. Mr. Edwards received a B.S. degree in Computer Science from Brigham Young University. Mr. Edwards was re-elected to the Board of Directors as a Class III Director at the 1997 Annual Meeting.

     DROR NAHUMI, President. Mr. Nahumi resigned as President in January 2001 after serving thirteen months as President. Mr. Nahumi was President of MiBridge Inc., a communications software company, when we acquired MiBridge in June 1997. Mr. Nahumi served as Senior VP of Engineering from June 1997 until his appointment as President. Prior to founding MiBridge, Mr. Nahumi was working for AT&T Bell Labs, where he represented AT&T in voice, data and cellular standards competitions. The speech-coding algorithm Mr. Nahumi designed for the cellular standard was chosen for deployment in the CDMA cellular network in North America. Mr. Nahumi was also a senior telecommunications engineer for ECI Telecom and other telecom R&D centers in Israel.

     DAVID E. HARDY, Senior Vice President, Secretary and General Counsel. Mr. Hardy has served as General Counsel since October 1996, and was appointed Secretary in December 1996. In November 1999, Mr. Hardy became an employee of I-Link and in January 2000 was named Senior Vice President. He is a founding partner of the law firm of Hardy & Allen, in Salt Lake City. From February 1993 to April 1995, Mr. Hardy served as Senior Vice President and General Counsel of Megahertz Corporation, a publicly held manufacturer of data communication products. Mr. Hardy holds a Bachelor of Arts degree from the University of Utah and a Juris Doctor degree from the University of Utah School of Law.

     JOHN M. AMES, CPA, Senior Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Ames joined us as Vice President of Operations in September of 1998 and in August 1999, was promoted to Senior Vice President, Chief Operating Officer and acting Chief Financial Officer. Between April 1997 and August 1998, Mr. Ames organized, developed and sold Time Key L.C., a company specializing in Time and Labor Management software and consulting. From June 1996 until April 1997, he was the Vice President and Chief Financial Officer of Neurex (now Elan Pharmaceutical), a Menlo Park, California based public biotech company. From August 1993 until June 1996, Mr. Ames managed various information services, finance and cost accounting, strategic partnering, international tax, risk management and human resource functions as the Director of Corporate Services at TheraTech (now Watson Pharmaceutical), a public California bay area based pharmaceutical company. From April 1992 through August 1993, he was responsible for overseeing U.S. sites information services activities as the Corporate Director of Information Services with Otsuka Pharmaceutical, a large privately owned Japanese conglomerate. Prior to joining Otsuka, Mr. Ames spent over eight years with KPMG Peat Marwick as an auditor and consultant in the High Technology practice. He is a graduate from Brigham Young University with both a Bachelors and Masters (MAcc) degree in Accounting with emphasis in accounting information systems and management consulting.

     ALEX RADULOVIC, Vice President of Technology. Mr. Radulovic has considerable Internet and telecommunications development experience. Previously, he was a consultant to IBM for a wide range of AIX Communications projects and was also a development engineer for Novell's NetWare 386-network operating system. Mr. Radulovic is a co-developer of our patent-pending technology.

     HENRY Y.L. TOH, Director. The board of directors elected Mr. Toh as a Class II Director and as Vice Chairman of the Board of Directors in March 1992. Mr. Toh was elected President of our Company in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. He was appointed Assistant Secretary in May 1997. He is a graduate of Rice University.

     THOMAS A. KEENAN, Director. Mr. Keenan was appointed to serve as a Class I Director on September 1, 1998. Mr. Keenan was elected as a Director Designee of Winter Harbor pursuant to the Stockholder Agreement dated September 30, 1997 between Winter Harbor and I-Link. Mr. Keenan is the principal of Wolfeboro Holdings, an investment fund based in Wellesley, Massachusetts. Mr. Keenan received a Juris Doctor degree from the University of Michigan Law School. From September 1994 to August 1996 he was employed by McKinsey & Company, an international management-consulting firm. Mr. Keenan resigned as a Director of I-Link effective February 21, 2001.

     DAVID R. BRADFORD, Director. The board of directors elected Mr. Bradford as a Class III Director in January 1999. Currently Mr. Bradford is actively involved in the venture capital business in the inter-mountain west. Mr. Bradford has served as Senior Vice-President and General Counsel for Novell, Inc. from 1985 to 2000. Mr. Bradford is past chairman of the board of the Business Software Alliance, the leading business software trade association representing Microsoft, Novell, Adobe and Autodesk, among others. Mr. Bradford also serves on the board of directors of Pervasive Software, Altius Heath, Found Inc., OneWorldOnLine.com, NextStep Broadband and Utah Valley State College. Mr. Bradford received his Juris Doctorate from Brigham Young University and a Master's degree in Business Administration from Pepperdine University.

     HAL B. HEATON, Director. Dr. Heaton was appointed to serve as a Class II Director on June 14, 2000 to fill a board vacancy. From 1982 to present, Dr. Heaton has been a professor of Finance at Brigham Young University. Dr. Heaton holds a Bachelor's degree in Computer Science/Mathematics and a Master's in Business Administration from Brigham Young University, a Master's degree in Economics and a Ph.D. in Finance from Stanford University.

     Each officer is chosen by the board of directors and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she shall resign or be removed as provided by the By-laws.

     Mr. Bradford, Mr. Keenan and Mr. Heaton were non-employee independent directors as of December 31, 2000.

     There are no material proceedings to which any director, officer or affiliate of our Company, any owner of record or beneficial owner of more than five percent of any class of voting securities, or any associate of any such director, officer, affiliate or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Committees of the Board of Directors are as follow:

     AUDIT COMMITTEE. The audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls, and procedures for preparation of financial statements. Its membership is currently comprised of Messrs. Heaton (chairman), Bradford and Keenan. The Audit Committee held three meetings during the last fiscal year.

     COMPENSATION COMMITTEE. The compensation committee (the "Compensation Committee") approves the compensation for executive employees. Its membership is currently comprised of Messrs. Bradford (chairman), Heaton and Keenan. The Compensation Committee held five meetings during the last fiscal year.

     FINANCE COMMITTEE. The finance committee (the "Finance Committee") is responsible for reviewing and evaluating financing, strategic business development and acquisition opportunities. Its membership is currently comprised of Messrs. Keenan (chairman), Heaton and Edwards. The Finance Committee held twelve meetings during the last fiscal year.

     SPECIAL COMMITTEE. A special committee was formed in January 2001 to advise the board of directors on matters relating to raising funds and capitalization issues. Mr. Bradford was Chairman of the special committee and Messrs. Toh and Heaton were members. The special committee was disbanded in March 2001 after completion of the Winter Harbor and Counsel Communications transactions (See "Current Position/Future Requirements"). See "Certain Relationships and Related Transactions."

     We do not have a nominating committee or any committee serving a similar function.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of I-Link with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

     Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2000,

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer during the last year and our five most highly compensated executive officers serving as such at the end of the year ended December 31, 2000, whose compensation was in excess of $100,000.

                                                                                Long-Term Compensation
                                                                         -----------------------------------
                                       Annual Compensation                      Awards             Payouts
                         ----------------------------------------------  ----------------------   ----------
                                                                                     Securities
                                                            Other        Restricted  Underlying
Name and                                                   Annual          Stock      Options/      LTIP         All Other
Principal Position       Year      Salary($)  Bonus($)  Compensation($)   Awards($)   SARs(#)     Payouts($)  Compensation($)
------------------       ----      --------   --------  ---------------  ----------  ----------   ----------  ---------------
John W. Edwards          2000      225,000(1)    --         --                 --        25,000        --          $2,725
CEO                      1999      201,115(1)    --         --                 --       230,000        --              --
                         1998      133,333(1)    --         --                 --        30,000        --              --

Dror Nahumi              2000      200,000(2)    --         --                 --     1,750,000        --          $1,700
President                1999      142,972(2)    --         --                 --       250,000        --              --
                         1998       98,887(2)    --         --                 --            --        --              --

David E. Hardy           2000      200,000(5)    --         --                 --       100,000        --              --
Secretary and            1999      146,332(5)    --         --                 --            --        --              --
General Counse(l)        1998      132,000(5)    --         --                 --            --        --              --

John M. Ames             2000      165,000(4)    --         --                 --       300,000        --          $9,236
COO and CFO              1999      128,462(4)    --         --                 --            --        --              --
                         1998       37,369(4)    --         --                 --       350,000        --              --

                                                                                Long-Term Compensation
                                                                         -----------------------------------
                                       Annual Compensation                      Awards             Payouts
                         ----------------------------------------------  ----------------------   ----------
                                                                                     Securities
                                                            Other        Restricted  Underlying
Name and                                                   Annual          Stock      Options/      LTIP         All Other
Principal Position       Year      Salary($)  Bonus($)  Compensation($)   Awards($)   SARs(#)     Payouts($)  Compensation($)
------------------       ----      --------   --------  ---------------  ----------  ----------   ----------  ---------------
Alex Radulovic           2000      200,000(5)    --         --                 --       400,000        --            $615
VP of Technology         1999      164,734(5)    --         --                 --            --        --              --
                         1998      105,218(5)    --         --                 --       500,000        --              --

(1) Mr. Edwards began his employment in April 1996 and was appointed President and CEO as of September 30, 1996 and resigned as President in December 1999. He resumed his office as President upon Mr. Nahumi's resignation in January 2001. Mr. Edwards' annual salary was $96,000 in 1997 until August, when it was increased to an annual salary of $150,000. In November 1997 Mr. Edwards voluntarily reduced his annual salary to $35,000, for the balance of 1997 and until our financial restraints were reduced. See "Employment Agreements." Mr. Edwards was paid at an annual rate of $125,000 commencing January 1, 1998 even though Mr. Edward's salary was increased to $200,000 effective May 1997, however the salary increase accrued but was not paid from May 1997 to April 1999 when we began to pay his salary at the rate of $225,000. The deferred salary in the amount of $141,875 was paid during 2000. In 2000 we contributed $1,700 as a match to Mr. Edwards' 401K contribution and paid $1,025 on a life insurance policy.

(2) Mr. Nahumi began his employment with us in June 1997 when we acquired MiBridge of which Mr. Nahumi was President. Mr. Nahumi was appointed our president in December 1999. Mr. Nahumi's annual salary during 1998 was $100,000; 1999 was $110,000 which salary was then increased to $200,000 per year when Mr. Nahumi was appointed President in January 2000. In 2000 we contributed $1,700 as a match to Mr. Nahumi's 401K contribution. Mr. Nahumi resigned as president in January 2001 resulting in forfeiture of 1,270,835 options.

(3) Mr. Hardy became our employee on November 1, 1999. From October 1996 to present, Mr. Hardy served as Secretary and General Counsel. Mr. Hardy's annual consulting fee during the first four months of 1997 was $125,000. Mr. Hardy's consulting fee was increased to $175,000 per year effective May 1997, however the salary increase was deferred until September 1999, when we began to pay his salary at the rate of $175,000. The deferred salary was paid in the amount of $23,685 in 1999 and $80,757 in 2000. In January 2000, Mr. Hardy's salary was increased to $200,000 per year.

(4) Mr. Ames began his employment in September 1998; his annual salary during 1998 was $120,000. In September 1999, Mr. Ames salary was increased to $165,000 per year. In 2000, other compensation includes $1,700 contributed as a match to Mr. Ames' 401K contribution and $7,536 paid for vacation time not taken.

(5) Mr. Radulovic began his employment in February 1996; his annual salary during 1997 was $90,000. Mr. Radulovic's salary was increased to $150,000 effective November 1998 and to $200,000 in October 1999. In 2000 we paid $615 on a life insurance policy for Mr. Radulovic.


OPTION/SAR GRANTS IN LAST FISCAL YEAR (2000)

     The following table sets forth certain information with respect to the options granted during the year ended December 31, 2000, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                       Number of Securities           Percent of Total          Exercise or
                            Underlying            Options/SARs Granted to       Base Price     Grant Date     Expiration
Name                  Options/SARs Granted (#)    Employees in Fiscal Year       ($/Share)      Value(1)         Date
----                  ------------------------    ------------------------      -----------    ----------     ----------
John W. Edwards                25,000                       *                   $   2.78       $   36,900       1/1/10

Dror Nahumi(2)              1,750,000                      30.9%                $   2.75       $2,670,959       1/3/10

David E. Hardy                100,000                       1.8%                $   2.75       $  147,478       1/3/10

John M. Ames                  300,000                       5.3%                $   2.75       $  442,435       1/3/10

Alex Radulovic                400,000                       7.1%                $   2.75       $  589,913       1/3/10

--------------------

*    Indicates less than 1%

(1)  Determined using the Black Scholes option-pricing model.

(2)  Mr. Nahumi's employment with I-Link terminated in January 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information with respect to options exercised during 2000 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 2000.

                        Shares                                      Number of Securities           Value of Unexercised in the
                     Acquired on            Value                 Underlying Unexercised              Money Options/SARs at
Name                 Exercise (#)        Realized ($)            Options/SARs at FY-End (#)               FY-End ($)(1)
----                 ------------        ------------        ---------------------------------     ---------------------------
                                                             Exercisable         Unexercisable     Exercisable   Unexercisable
                                                             -----------         -------------     -----------   -------------
John W. Edwards        12,000            $  43,897            1,709,670              333,330            --            --

Dror Nahumi(2)             --                   --              625,000            1,375,000            --            --

David E. Hardy             --                   --              841,667               58,333            --            --

John M. Ames               --                   --              441,667              208,333            --            --

Alex Radulovic             --                   --              711,670              688,330            --            --

-----------------

(1) The calculations of the value of unexercised options are based on the difference between the closing bid price on Nasdaq of the common stock on December 31, 2000, and the exercise price of each option, multiplied by the number of shares covered by the option. Value ascribed to unexercised options at December 31, 2000 was minimal as the exercise price exceeded the closing bid price at December 31, 2000.

(2)  Mr. Nahumi's employment with I-Link terminated in January 2001.


DIRECTOR COMPENSATION

     On the first business day in January each year, each Director then serving will receive an option to purchase 20,000 shares of common stock and for each committee on which the Director serves an option to purchase 5,000 shares of common stock. The exercise price of such options shall be equal to the fair market value of the common stock on the date of grant. The Directors are also eligible to receive options under our stock option plans at the discretion of the board of directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGES-IN-CONTROL ARRANGEMENTS

     On September 9, 1999, we entered into a three-year employment agreement with John W. Edwards, Chief Executive Officer and Director. Pursuant to the terms of the employment agreement, Mr. Edwards is employed as the Chief Executive Officer and a Director, and is required to devote substantially all of his working time to the business and our affairs. Mr. Edwards is entitled under his employment agreement to receive compensation at the rate of $225,000 per year and is entitled to a profitability bonus at the discretion of the Board of Directors and to participate in fringe benefits as are generally provided to executive officers. In addition, Mr. Edwards was granted an option to purchase 200,000 shares of common stock at an exercise price of $3.56 per share based on the market price at the date of grant. Of such options, 33,340 vested immediately and 16,666 vest and become exercisable on the first calendar day of each quarter beginning October 1, 1999. In the event of termination by I-Link or in the event of a violation of a material provision of the agreement by I-Link which is unremedied for thirty (30) days and after written notice, Mr.
Edwards is entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the agreement) for the remaining term of the agreement or two years whichever is shorter and all options shall thereupon be fully vested and immediately exercisable. The agreement contains non-competition and confidentiality provisions.

     On January 3, 2000, we entered into a three-year agreement with Dror Nahumi, President. Mr. Nahumi was required to devote substantially all of his working time to our business and affairs. Mr. Nahumi was entitled under his employment agreement to receive compensation at the rate of $200,000 per year and was entitled to a profitability bonus at the discretion of the I-Link Directors and to participate in fringe benefits as are generally provided to executive officers. In addition, Mr. Nahumi was granted an option to purchase 1,000,000 shares of common stock at an exercise price of $2.75 per share based on the market price at the date of grant. Of such options, 83,333 vested immediately and 83,333 vest and become exercisable on the first calendar day of each quarter beginning October 1, 1999. Mr. Nahumi was also granted an option to purchase 750,000 shares of common stock as performance-vested options. Vesting of 125,000 of the performance options are to occur when the daily closing stock price attains or exceeds each of the following levels for more than 20 consecutive trading days: $10, $12, $14, $16, $18, $20. In the event of a "change in control" (as defined in the agreement), accelerated vesting of the options will not take place except in the event of a change of control pursuant to which our stock is exchanged for the stock of another entity and the options are not rolled-over or otherwise exchanged for similar options of such entity (with like terms and conditions). The agreement contains non-competition and confidentiality provisions. Mr. Nahumi resigned as president in January 2001 resulting in forfeiture of 1,270,835 options.

     On January 3, 2000, we entered into three-year employment agreements with John M. Ames as Senior Vice President, Chief Operating Officer and Acting Chief Financial Officer, David E. Hardy as Senior Vice President and General Counsel, and Alex Radulovic as Vice President Technology. Pursuant to the terms of the employment agreements, each of the three individuals is required to devote substantially all of his working time to our business and affairs. Mr. Ames, Hardy and Radulovic are each entitled under their respective employment agreements to receive compensation at the rate of $165,000, $200,000 and $200,000 per year, respectively, and are entitled to a profitability bonus at the discretion of the Board of Directors and to participate in fringe benefits as are generally provided to executive officers. In addition, Mr. Ames, Hardy and Radulovic were each granted options to purchase 300,000, 100,000 and 400,000, respectively, shares of common stock at an exercise price of $2.75 per share based on the market price at the date of grant. Of such options, 25,000, 8,333 and 33,333, respectively, vested immediately and the same amounts vest and become exercisable on the first calendar day of each quarter beginning October 1, 1999. In the event of termination by I-Link or in the event of a violation of a material provision of the agreement by I-Link which is unremedied for thirty
(30) days and after written notice, each of these individuals is entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the corresponding agreement) for twelve months and all options shall thereupon be fully vested and immediately exercisable. The agreements contain non-competition and confidentiality provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     John Edwards is Chairman of the Board and an executive officer of I-Link. Mr. Edwards resigned his seat on the Compensation Committee effective April 29, 2000. Messrs. Heaton, Bradford and Kennan are non-employee directors of I-Link.

DIRECTOR STOCK OPTION PLAN

     Our Director Stock Option Plan (the "DSOP") authorizes the grant of stock options to our directors. Options granted under the DSOP are non-qualified stock options exercisable at a price equal to the fair market value per share of common stock on the date of any such grant. Options granted under the DSOP are exercisable not less than six (6) months or more than ten (10) years after the date of grant.

     As of December 31, 2000, options for the purchase of 8,169 shares of common stock at prices ranging from $.875 to $3.875 per share were outstanding. As of December 31, 2000, options to purchase an aggregate of 15,228 shares of common stock were exercised. In connection with adoption of the 1995 Director Plans (as hereinafter defined) the Board of Directors authorized the termination of future grants of options under the DSOP; however, outstanding options granted under the DSOP will continue to be governed by the terms of the DSOP until the options are exercised or expire.

1995 DIRECTOR STOCK OPTION PLAN

     In October 1995, our stockholders approved adoption of our 1995 Director Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and stock appreciation rights (the "1995 Director Plan").

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

     The 1995 Director Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs to purchase up to 250,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified in the 1995 Director Plan, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible employees. The shares of common stock subject to the 1995 Director Plan may be made available from either authorized but unissued shares, treasury shares, or both.

     The 1995 Director Plan also provides for the grant of Non-Qualified Options on a non-discretionary basis pursuant to the following formula: each member of the Board of Directors then serving shall receive a Non-Qualified Option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Pursuant to such formula, directors received options to purchase 10,000 shares of common stock as of October 17, 1995, options to purchase 10,000 shares of common stock on January 2, 1996, and will receive options to purchase 10,000 shares of common stock on the first business day of each January. The number of shares granted to each Board member was increased to 20,000 in 1998. In addition, the Board member will receive 5,000 options for each committee membership. Each option is immediately exercisable for a period of ten years from the date of grant. We have 190,000 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2000, options exercisable to purchase 170,000 shares of common stock at prices ranging from $1.00 to $1.25 per share are outstanding under the 1995 Director Plan. As of December 31, 2000, options to purchase 60,000 shares have been exercised under the 1995 Director Plan.

1995 EMPLOYEE STOCK OPTION PLAN

     In October 1995, the stockholders approved adoption of our 1995 Employee Stock Option and Appreciation Rights Plan (the "1995 Employee Plan"), which plan provides for the issuance of Incentive Options, Non-Qualified Options and SARs.

     Directors are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options which qualify as Incentive Stock Options under Section 422 of the Code, to be issued to officers who are employees and other employees, as well as Non-Qualified Options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options. No SARs have been granted to date.

     The 1995 Employee Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. We have 400,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2000, options to purchase 302,000 shares of common stock have been granted under the plan and 182,750 were outstanding with an exercise price of $3.90 per share. As of December 31, 2000, 119,250 options have been exercised under the 1995 Employee Plan.

1997 RECRUITMENT STOCK OPTION PLAN

     In October 1997, our stockholders approved adoption of the 1997 Recruitment Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and SAR's (1997 Plan).

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

     The 1997 Plan, as amended in 2000, provides for the grant of Incentive Options, Non-Qualified Options and SARs to purchase up to 7,400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by our Board of Directors; however, in all instances the exercise price is never less than the fair market value of our common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercised portion. If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1997 Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1997 Plan for the grant of additional options or rights. The shares of common stock subject to the 1997 Plan may be made available from either authorized but unissued shares, treasury shares, or both. As of December 31, 2000, options to purchase 5,350,673 shares of common stock have been granted under the plan and 4,939,253 were outstanding with exercise prices of $1.19 to $13.88 per share. As of December 31, 2000, 411,420 options have been exercised under the 1997 Plan.

2000 EMPLOYEE STOCK PURCHASE PLAN

     In October 2000, the stockholders of I-Link approved adoption of I-Link's 2000 Employee Stock Purchase Plan which plan provides for purchase and issuance of common stock. (the "Stock Purchase Plan").

     The purpose of the Stock Purchase Plan is to induce all eligible employees of I-Link (or any of its subsidiaries) who have been employees for at least three months to encourage stock ownership of I-Link by acquiring or increasing their proprietary interest in I-Link. The Stock Purchase Plan is designed to encourage employees to remain in the employ of I-Link. It is the intention of I-Link to have the Stock Purchase Plan qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the "Code").

     The Stock Purchase Plan provides for the purchase of common stock in the aggregate, up to 2,500,000 shares of common stock (which number is subject to adjustment in the event of stock dividends, stock splits and other similar events). As of December 31, 2000, 23,494 shares of common stock had been purchased under the Stock Purchase Plan.

CHANGES IN CONTROL

     On March 1, 2001, Counsel LLC entered into a separate Securities Purchase Agreement with Winter Harbor. Pursuant to the terms of the Securities Purchase Agreement, Counsel LLC purchased from Winter Harbor all of the debt and equity securities of I-Link held by Winter Harbor, including all shares of Series M and Series N preferred stock held by Winter Harbor. Additionally, Counsel obtained the right to immediately name two Counsel designees to I-Link's board of directors, and seek to obtain I-Link shareholder approval to appoint an additional three Counsel director nominees, resulting in a nine member board, five members of which will be directors nominated or designated by Counsel LLC. As a result of the above mentioned transactions pursuant to the terms of the Securities Purchase Agreement, a change in control may be deemed to have occurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows, as of March 14, 2001, all directors, executive officers, and, to the best of our knowledge, all other parties we know to be beneficial owners of more than 5% of the common stock, or beneficial owners of a sufficient number of shares of Series C preferred stock, Series M convertible preferred stock or Series N preferred stock to be converted into at least 5% of the common stock. As of March 14, 2001, there were issued and outstanding the following: 95,111,785 shares of common stock, 9,249 shares of Series C preferred stock and 769 shares of Series N preferred stock.

                                                                  Number of Shares         % of Common Stock
Name and Address of Beneficial Owner (1)     Title of Class      Beneficially Owned       Beneficially Owned(2)
----------------------------------------     --------------      ------------------       ---------------------
John M. Ames                                  Common Stock            526,000(3)                   *

David R. Bradford                             Common Stock            115,000(4)                   *

John W. Edwards                               Common Stock          2,018,000(4)                 2.1%

David E. Hardy                                Common Stock          1,069,219(4)                 1.1%

Hal B. Heaton                                 Common Stock             53,958(4)                   *

Alex Radulovic                                Common Stock            897,103(5)                   *

Henry Y.L. Toh                                Common Stock            283,501(6)                   *

Counsel Communications L.L.C.                 Common Stock         79,823,200(7)                70.66%
280 Park Avenue
West Building, 28th Floor
New York, NY 10017

                                                                  Number of Shares         % of Common Stock
Name and Address of Beneficial Owner (1)     Title of Class      Beneficially Owned       Beneficially Owned(2)
----------------------------------------     --------------      ------------------       ---------------------
Winter Harbor, L.L.C.                         Common Stock          5,000,000(8)                 5.26%
c/o First Media, L.P.
11400 Skipwith Lane
Potomac, MD 20854

All Executive Officers and Directors
as a Group (7 people)                         Common Stock          4,962,781(9)                 4.96%

-----------------

*    Indicates less than one percent.

(1) Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o I-Link Incorporated unless otherwise indicated.

(2) As to each person or entity named as beneficial owners, that person's or entity's percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

(3) Represents 1,000 shares of common stock and 525,000 shares of common stock issuable pursuant to options.

(4) Represents shares of common stock issuable pursuant to options and warrants.

(5) Represents 858,333 shares of common stock subject to options and 38,770 shares of common stock owned.

(6) Represents shares of common stock issuable pursuant to options. Does not include shares held of record by Four M International, Ltd., of which Mr. Toh is a director. Mr. Toh disclaims any beneficial ownership of such shares.

(7) Includes 61,966,057 shares of common stock issued upon conversion of Series M and N redeemable preferred stock in March 2001 which were obtained from Winter Harbor L.L.C. in March 2001, (based on information to be included in an amended Schedule 13-D amending their Schedule 13-D filed with the SEC on March 13, 2001.) Also includes a maximum of 17,857,143 shares of common stock issuable upon conversion of up to $10,000,000 principal amount of a Senior Convertible Loan and Security Agreement which named stockholder will be entitled to receive should it convert its convertible note to common stock, subject to conversion price adjustments provisions set forth in the Senior Convertible Loan and Security Agreement dated March 1, 2001.

(8) Represents 5,000,000 shares of common stock issued to Winter Harbor in March 2001 in exchange for 33,540,000 warrants to purchase I-Link common stock which Winter Harbor held prior to the exchange, based on information included in an amended Schedule 13-D filed with the SEC on March 21, 2001. Winter Harbor is owned by First Media, L.P., a private media and communications company that is a private investment principally of Richard
     E. Marriott and his family. I-Link's general counsel, David E. Hardy, is a brother of Ralph W. Hardy, Jr. who is general counsel and a minority equity holder in Winter Harbor. David E. Hardy has no ownership in or association with Winter Harbor.

(9) Represents 39,770 shares of common stock issued and 4,923,011 shares of common stock that may be obtained pursuant to options and warrants exercisable within 60 days of the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

     See Item 11 hereof for descriptions of the terms of employment and consulting agreements between us and certain officers, directors and other related parties.

TRANSACTIONS WITH WINTER HARBOR, LLC.

     Winter Harbor, L.L.C. ("Winter Harbor") is owned by First Media, L.P., a private media and communications company that is a private investment principally of Richard E. Marriott and his family. Our general counsel, David E. Hardy, is a brother of Ralph W. Hardy, Jr. who is general counsel and a minority equity holder in Winter Harbor. David E. Hardy has no ownership or association with Winter Harbor. As a result of this relationship, as well as personal relationships of David E. Hardy with the principals of Winter Harbor, discussions were initiated which led to Winter Harbor's investments in us, which are summarized below.

     On June 5, 1997, we entered into a term loan agreement and promissory note with Winter Harbor pursuant to which Winter Harbor agreed to loan to us the principal sum of $2,000,000 for capital expenditures and working capital purposes. As further consideration for Winter Harbor's commitment to make this loan, we granted to Winter Harbor a warrant ("Loan Warrant") to purchase up to 500,000 shares of common stock at an exercise price of $4.97 per share, subject to adjustment, pursuant to the terms of a Warrant Agreement between the parties. The Loan Warrant expires on March 11, 2002, and contains demand and piggyback registration rights and customary anti-dilution terms. The maturity date of the Note was October 15, 1998; however, the Loan Agreement anticipated an equity investment in us by Winter Harbor (the "Investment"). Upon closing of the Investment, all principal and accrued interest then due under the Note was credited toward payment of Winter Harbor's purchase price for the Investment and the Note was cancelled. The loan from Winter Harbor had an interest rate of prime plus 2%. In addition to the stated interest rate, we recognized the debt discount attributable to the warrants as interest expense over the life of the loan (maturity date was October 15, 1998). We expended significant time and effort pursuing various financing alternatives and determined that Winter Harbor proposal was the best alternative available to us.

     On August 18, 1997, Winter Harbor and we amended their Loan Agreement. Pursuant to the amended Loan Agreement, we borrowed an additional $3,000,000 (bringing the total principal amount due under the Note to $5,000,000), and issued additional warrants to purchase an additional 300,000 shares at an exercise price of $6.38 per warrant to Winter Harbor.

     Winter Harbor and I-Link subsequently executed a Sales Purchase Agreement, dated as of September 30, 1997, pursuant to which Winter Harbor invested $12,100,000 in a new series of convertible preferred stock (the "Series M convertible preferred stock"). Winter Harbor purchased approximately 2,545 shares of 700,000 (convertible into 2,545,000 shares of common stock) for aggregate cash consideration of approximately $7,000,000 (equivalent to $2.75 per share of common stock). The agreement with Winter Harbor provided for purchase of approximately 1,855 additional shares of Series M convertible preferred stock (convertible into 1,855,000 shares of common stock). Such additional shares of Series M convertible preferred stock were paid for by exchanging the $5,000,000 outstanding principal balance plus approximately $100,000 accrued interest due under the Note. As additional consideration for its equity financing commitments, Winter Harbor was issued additional warrants to acquire (a) 2,500,000 shares of common stock at an exercise price of $2.75 per share (the "Series A Warrants"), (b) 2,500,000 shares of common stock at an exercise price of $4.00 per share (the "Series B Warrants") and (c) 5,000,000 shares of common stock at an exercise price of $4.69 per share (the "Series C Warrants"). The respective exercise prices for the Series A Warrants, the Series B Warrants and the Series C Warrants (collectively, the "Investment Warrants"), were subject to adjustment. The Series A Warrants were exercisable at any time for thirty months from the date of issuance, and the Series B Warrants and Series C Warrants were exercisable at any time for sixty months from the date of issuance. All of the Investment Warrants (i) have demand registration rights and anti-dilution rights and (ii) contain cashless exercise provisions.

     The Series M convertible preferred stock was entitled to receive cumulative dividends in the amount of 10% per annum before any other series of preferred or common stock received any dividends. Thereafter, the Series M convertible preferred stock participated with the common stock in the issuance of any dividends on a per share basis. Moreover, the Series M convertible preferred stock will had the right to veto the payment of dividends on any other class of stock, except for cumulative dividends which accrued pursuant to the terms of the Series C preferred stock outstanding prior to the Winter Harbor investment.

The Series M convertible preferred stock was convertible at any time prior to the fifth anniversary of its issuance, at the sole option of Winter Harbor, into shares of common stock on a one thousand-for-one basis; provided, however, that the Series M convertible preferred stock would be automatically converted to common stock on the fifth anniversary of its issuance at no cost to Winter Harbor. The conversion price would be, in the case of discretionary conversion, $2.75 (subsequently reset to $2.033) per share of common stock, or, in the case of automatic conversion, the lesser of $2.033 per share or 50% of the average closing bid price of the common stock for the ten trading days immediately preceding the fifth anniversary of issuance. The basis for discretionary conversion, or the conversion price for automatic conversion, would be adjusted upon the occurrence of certain events, including without limitation, issuance of stock dividends, recapitalization of I-Link, or the issuance of stock at less than the fair market value thereof.

     During 1998, we obtained an aggregate of $7,768,000 in new interim debt financing from Winter Harbor, L.L.C. As consideration for Winter Harbor's loan commitment, we agreed to issue 6,740,000 warrants to purchase common stock of at exercise prices ranging from $5.50 to $7.22 based upon 110% of the closing price of the common stock on the day loan funds were advanced. The warrants had exercise periods of 7.5 years from issuance. We also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to 7.5 years. Pursuant to the terms of the loan agreement with Winter Harbor, the initial borrowings of $5,768,000 were payable upon demand by Winter Harbor no earlier than May 15, 1998, and were collateralized by essentially all of the assets of our subsidiaries. As the loan was not repaid by May 15, 1998, the total loan, including additional borrowings of $2,000,000 obtained in the second quarter, continued on a demand basis with interest accruing at prime plus four percent. On April 15, 1999, Winter Harbor agreed that it would not demand payment under the notes prior to April 15, 2000 and in April 2000 agreed to extend the due date of the principal and accrued interest to April 15, 2001. Additionally, Winter Harbor had the right at any time prior to repayment to elect to exchange the unpaid balance of the loan into additional shares of our Series M convertible preferred stock and to receive an additional 5,000,000 warrants to purchase common stock of at an exercise price of $2.033 per share.

     During 1998, we recorded $7,274,000 as a discount against the new $7,768,000 debt representing the relative fair value attributed to the new warrants, the revised exercise period on prior warrants and the equity instruments associated with the assumed conversion of the debt into equity. The debt discount was amortized over the original terms of the respective borrowings.

     The exercise prices of the above warrants issued or issuable to Winter Harbor varied at the time of their respective issuance, however, all were subject to adjustment downward to equal the market price of common stock in the event the common stock market price was below the original exercise price at the time of exercise, subject to an exercise price lower limit of the lesser of the original exercise price or $2.75 per share. The exercise price of all Winter Harbor warrants was reset to $1.48 as of December 31, 2000 and continued to be subject to downward adjustment per the Loan Agreement.

     On January 15, 1999, we formalized an agreement with Winter Harbor for additional financing. The financing arrangement consists of an $8,000,000 bridge loan facility and a $3,000,000 standby letter of credit to secure additional capital leases of equipment and telephone lines relative to the expansion of our telecommunications network. The bridge loan and accrued interest were exchanged for Series N preferred stock in July 1999.

     As additional consideration for making the Bridge Loan, we granted warrants to purchase common stock to Winter Harbor. Initially, Winter Harbor received one warrant for every $10 borrowed from Winter Harbor including the standby letter of credit. The warrants had a 7.5 year exercise period with an exercise price of the lower of (a) $2.78 (reset to $1.48 as of December 31, 2000), (b) the average trading price for any 20 day period subsequent to the issuance of the warrants,
(c) the price at which new shares of common stock or common stock equivalents were issued, or (d) the exercise price of any new options, warrants, preferred stock or other convertible security. The exercise price was subject to a $1.25 floor. On April 14, 1999, the shareholders voted to approve a plan of financing which included issuing 10 warrants for each $10 borrowed under the Bridge Loan and standby letter of credit. As we did not repay the loan before April 26, 1999, we granted Winter Harbor warrants to purchase 11,000,000 shares of common stock as provided in the agreement.

     During 1999 and 1998, we recorded $2,956,283 and $1,032,634, respectively, as a discount against the $8,000,000 Bridge Loan representing the relative fair value attributed to the Bridge Loan warrants and line of credit. The debt discount was amortized over the term of the Bridge Loan, or leases as applicable. During 1999 and 1998, $3,360,771 and $128,059, respectively, of debt discount was amortized.

     On April 15, 1999, we entered into a financing agreement with Winter Harbor. Winter Harbor loaned us approximately $4,000,000 under a note due September 30, 1999. In July 1999 this loan and accrued interest were exchanged for Series N preferred stock as discussed below.

     On July 23, 1999 we completed our offering of 20,000 shares of Series N preferred stock. The offering was fully subscribed through cash subscriptions and we exercised our right to exchange notes payable to Winter Harbor of $8,000,000 million and $4,000,000 plus accrued interest. In total we exchanged $12,718,914 in debt and accrued interest. Winter Harbor purchased 14,404 (in cash and exchange of debt and interest) of the 20,000 shares of Series N stock. The Series N conversion price was initially set at $2.78, but was adjustable to the lowest of: (1) 110% of the average trading price for any 20 day period following the date that Series N preferred stock is first issued; (2) the price at which any new common stock or common stock equivalent is issued; (3) the price at which common stock is issued upon the exercise or conversion of any new options, warrants, preferred stock or other convertible security; (4) the conversion price of any Series F preferred stock converted after the date that Series N preferred stock was first issued; and (5) a conversion price floor of $1.25. Series N conversion price was reset to $1.25 in January 2001.

     On April 13, 2000, Winter Harbor, LLC, agreed to provide us with a line of credit to meet our minimum financing needs of up to an aggregate amount of $15,000,000. This commitment was to expire on the earlier of April 12, 2001 or the date we received net cash proceeds of not less than $15,000,000 pursuant to one or more additional financings or technology sales as well as licensing or consulting agreements outside the normal and historical course of business. Borrowings under this note were repaid in 2000 and the line of credit terminated.

     On March 1, 2001, Winter Harbor elected to convert a note payable from I-Link for $7,768,000 with accrued interest of $2,537,072 ($2,376,498 as of December 31, 2000) into 4,122 shares of our Series M convertible preferred stock as allowed under the original loan agreement. Upon conversion of the debt, we issued a warrant to purchase 5,000,000 shares of common stock to Winter Harbor as required under the loan agreement.

     On March 1, 2001, we entered into a Warrant Exchange Agreement with Winter Harbor. Pursuant to the terms and provisions of this Agreement, Winter Harbor agreed to assign, transfer, convey and deliver to us warrants to acquire 33,540,000 (including 5,000,000 warrants issued upon conversion of the convertible debt discussed above) shares of our common stock beneficially owned by Winter Harbor in exchange for our issuance to Winter Harbor of 5,000,000 shares of our common stock.

TRANSACTIONS WITH COUNSEL CORPORATION;

     On March 1, 2001, we entered into a Senior Convertible Loan and Security Agreement, (the "Loan Agreement") with Counsel Corporation and Communications, LLC, ("Counsel LLC") and a wholly-owned subsidiary of Counsel Corporation, (collectively, "Counsel"). Pursuant to the terms and provisions of the Loan Agreement, Counsel LLC agreed to make periodic loans to us in the aggregate principal amount not to exceed $10,000,000, of which $3,000,000 was available immediately upon the execution of the Loan Agreement.

     The $10,000,000 capital investment is structured as a 3-year note convertible with interest at a rate of 9% per annum, compounded quarterly. Counsel LLC can convert the loan into shares of our common stock at a conversion price of $0.56 per common share. At any time after September 1, 2002, the outstanding debt including accrued interest shall automatically convert into common stock using the then conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $1.00 per share. The conversion price is subject to adjustment in accordance with the terms and provisions of the Loan Agreement. The Loan Agreement provides for traditional anti-dilution protection and is subject to certain events of default. Proceeds to I-Link will be $10,000,000 less debt issuance costs of approximately $700,000.

     By executing the above Loan Agreement, we granted Counsel LLC a first priority security interest in all of our assets owned at the time of the execution of the Loan Agreement or subsequently acquired, including but not limited to our accounts receivable, general intangibles, inventory, equipment, books and records, and negotiable instruments held by I-Link (collectively, the "Collateral"). The Loan Agreement also included demand registration rights for common stock issuable upon conversion of the Loan Agreement.

     In addition to the foregoing agreements, Counsel LLC and we executed a Securities Support Agreement, dated March 1, 2001 (the "Support Agreement") for the purpose of providing certain representations and commitments by us to Counsel LLC as an inducement to Counsel to enter into a separate agreement with Winter Harbor and First Media, L.P, (the "Securities Purchase Agreement"). We were not a party to the Securities Purchase Agreement. In accordance with the terms and provisions of the Securities Purchase Agreement, Counsel agreed to purchase from Winter Harbor all of our debt and equity securities owned by Winter Harbor, including shares of our Series M and Series N preferred stock, beneficially owned by Winter Harbor for an aggregate consideration of $5,000,000.

     Our commitments to Counsel LLC set forth in the Support Agreement included our agreement to appoint two designees of Counsel, reasonably acceptable to us, to our board of directors. We also agreed that immediately following the initial funding (which was received in March 2001) of the Loan Note, we would solicit the proxies of our shareholders to elect three additional nominees designated by Counsel, thus, increasing the size of our Board of Directors to nine members.

     Under the Support Agreement, we also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications Inc. (a subsidiary of Counsel LLC) into I-Link. The merger has not yet taken place nor have the terms been determined under which the merger may take place. Nexbell is a designated Cisco Powered Network member in the VoIP category and operates a private, managed packet telephony network delivering packet voice services to over 400 metropolitan areas in the United States.

     On March 7, 2001, as part of the agreements discussed above, Counsel converted all of the Series M and N convertible preferred stock it obtained from Winter Harbor into 61,966,057 shares of our common stock. The Series N shares were converted at equivalent of $1.25 per common share and Series M at $.56 per common share.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

          1.   Financial Statements:

               Report of Independent Accountants

               Consolidated Balance Sheets as of December 31, 2000 and 1999

               Consolidated Statements of Operations for the years ended
                 December 31, 2000, 1999 and 1998

               Consolidated Statement of Changes in Stockholders' Equity
                 for the years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for the years ended
                 December 31, 2000, 1999 and 1998

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

     (b) We did not file any reports on Form 8-K during the fourth quarter of 2000.

     (c)  The following exhibits are filed as part of this Registration
          Statement:

NUMBER    TITLE OF EXHIBIT
------    ----------------
 3.1(12)  Amended and Restated Articles of Incorporation, as further amended.

 3.2(13)  Articles of Amendment to I-Link's Amended and Restated Articles of
          Incorporation, establishing the terms of Series F Preferred Stock.

 4.1(4)   Form of Hardy Group Warrant to purchase 175,000 shares of Common
          Stock.

 4.2(3) Securities Purchase Agreement by and between I-Link and Winter Harbor, dated as of September 30, 1997.

 4.3(7)   Amended and Restated Registration Rights Agreement dated as of January
          15, 1999 by and between I-Link and Winter Harbor, amending
          Registration Rights Agreement dated October 10, 1997.

 4.4(3) Form of Shareholders Agreement by and among I-Link and Winter Harbor and certain holders of I-Link's securities, which constitutes Exhibit
          D to the Purchase Agreement.

 4.5(3)   Form of Warrant Agreement by and between Medcross, Inc. and Winter
          Harbor, which constitutes Exhibit F to the Purchase Agreement.

 4.6(2) Warrant Agreement dated as of June 6, 1997, by and between I-Link and Winter Harbor; and related Warrant Certificate.

 4.7(8)   Stock Option Agreement by and between I-Link and John Edwards.

 4.8(11) Senior Convertible Loan and Security Agreement dated March 1, 2001, by and between Counsel Communications, LLC and I-Link Incorporated.

 4.9(11)  Loan Note, dated as of March 1, 2001, by and between Counsel
          Communications LLC and I-Link Incorporated.

 4.10(11) Security Agreement, dated as of March 1, 2001, by and between I-Link
          Communications, MiBridge Inc and Counsel Communications, LLC.

10.1(1)   1997 Recruitment Stock Option Plan.

10.2(5)   Agreement dated April 14, 1998, by and between I-Link and Winter Harbor.

10.3(5)   Pledge Agreement dated April 14, 1998, by and between I-Link and Winter Harbor.

10.4(5) Security Agreement dated April 14, 1998, by and among certain of I-Link's subsidiaries and Winter Harbor.

10.5(5)   Form of Promissory Notes issued to Winter Harbor.

10.6(6)   Amended Form of Convertible Preferred Stock Purchase Agreement dated
          June 30, 1998 by and between I-Link and JNC Opportunity Fund Ltd.
          ("JNC").

10.7(5)   Registration Rights Agreement dated June 30, 1998 by and between I-Link and JNC.

10.8(5)   Warrant to purchase 250,000 shares of Common Stock of I-Link, dated
          June 30, 1998, issued to JNC.

10.9(5)   Exchange Agreement dated July 28, 1998 by and between I-Link and JNC.

10.10(5)  Warrant to purchase 100,000 shares of Common Stock of I-Link, dated
          July 28, 1998, issued to JNC.

10.11(7) Loan Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor.

10.12(7)  First Amendment to Loan Agreement dated March 4, 1999 by and between
          I-Link and Winter Harbor.

10.13(7)  Promissory Note dated November 10, 1998, in principal amount of
          $8,000,000 executed by I-Link in favor of Winter Harbor.

10.14(7)  Series K Warrant Agreement dated as of January 15, 1999 by and between
          I-Link and Winter Harbor and form of Series K Warrant.

10.15(7) Subsidiary Guaranty dated as of January 15, 1999 executed by five of I-Link's wholly owned subsidiaries in favor of Winter Harbor.

10.16(7)  Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor.

10.17(7) First Amendment to Security Agreement dated as of January 15, 1999, by and among I-Link, five of its wholly-owned subsidiaries and Winter
          Harbor, amending Security Agreement dated April 14, 1997.

10.18(7) First Amendment to Pledge Agreement dated as of January 15, 1999, by and among I-Link and Winter Harbor, amending Pledge Agreement dated
          April 14, 1997.

10.19(7)  Series D, E, F, G, H, I and J Warrant Agreement dated as of January
          15, 1999 by and between I-Link and Winter Harbor, and related forms of warrant certificates.

10.20(8)  Employment agreement with John Edwards dated September 9, 1999.

10.21(9)  Employment agreement with Dror Nahumi dated January 3, 2000.

10.22(9)  Employment agreement with David E. Hardy dated January 3, 2000.

10.23(9)  Employment agreement with John M Ames dated January 3, 2000.

10.24(9)  Employment agreement with Alex Radulovic dated January 3, 2000

10.25(9)  Form of Wholesale Service Provider and Distribution Agreement between
          I-Link and Big Planet, Inc. dated February 1, 2000

10.26(10) Form of Cooperation and Framework Agreement between I-Link
          Incorporated and CyberOffice International AG dated May 8, 2000

10.27(10) Form of Revenue Sharing Agreement between I-Link Incorporated and Red
          Cube International AG (formerly known as CyberOffice International
          AG.) dated June 30, 2000.

10.28(10) Form of Letter dated June 30, 2000, clarifying a Cooperation and
          Framework Agreement issue.

21(6)     Subsidiaries of the Registrant.

99.1(11)  Warrant Exchange Agreement, dated as of March 1, 2001, by and between
          Winter Harbor, LLC and I-Link Incorporated.

99.2(11) Securities Support Agreement, dated as of March 1, 2001, by and between Counsel Communications, LLC and I-Link Incorporated.

-----------------

(1) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.

(2) Incorporated by reference to our Current Report on Form 8-K, dated June 5, 1997, file number 0-17973.10

(3) Incorporated by reference to our Current Report on Form 8-K, dated September 30, 1997, file number 0-17973.

(4) Incorporated by reference to our Pre-Effective Amendment No. 3 to Registration Statement on Form SB-2, file number 333-17861.

(5) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 1998, file number 0-17973.

(6) Incorporated by reference to our Registration Statement on Form S-1 filed September 3, 1998, file number 333-62833.

(7) Incorporated by reference to our Current Report on Form 8-K filed on March 23, 1999, file number 0-17973.

(8) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, file number 0-17973.

(9) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2000, file number 0-17973.

(10) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2000, file number 0-17973.

(11) Incorporated by reference to our Current Report on Form 8-K filed on March 16, 2001, file number 0-17973.

(12) Incorporated by reference to our Annual report on Form 10-K for the year ended December 31, 1998, file number 0-17973.

(13) Incorporated by reference to our Quarterly report on Form 10-Q for the period ended June 30, 1998, file number 0-17973.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.


                                     I-LINK INCORPORATED
                                     (Registrant)


Dated: March 27, 2001                By: /s/ John W. Edwards
                                         ------------------------------
                                         John W. Edwards, Chairman of the Board,
                                         President and Chief Executive Officer


     In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
---------                                -----                       ----

/s/ John W. Edwards           Chairman of the Board, President   March 27, 2001
---------------------         and Chief Executive Officer
John W. Edwards


/s/ John M. Ames              Chief Financial Officer and        March  27, 2001
---------------------         Chief Operating Officer
John M. Ames


/s/ David E. Hardy            Secretary                          March 27, 2001
---------------------
David E. Hardy


/s/ Henry Y.L. Toh            Director                           March 27, 2001
---------------------
Henry Y.L. Toh


/s/ David R. Bradford         Director                           March 27, 2001
---------------------
David R. Bradford


/s/ Hal B. Heaton             Director                           March 27, 2001
---------------------
Hal B. Heaton

FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULES

TABLE OF CONTENTS

TITLE OF DOCUMENT                                                               PAGE
Report of Independent Accountants                                               F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                    F-2

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998                                              F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999 and 1998                          F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                              F-7

Notes to Consolidated Financial Statements                                      F-9

Report of Independent Accountants on Financial Statement Schedule               S-1

Schedule of Valuation and Qualifying Accounts                                   S-2


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of I-Link Incorporated and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows present fairly, in all materials respects, the financial position of I-Link Incorporated and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 19, 2001

                      I-LINK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999


                                                                                             2000               1999
                                                                                       -------------       -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                          $   2,155,628       $   2,950,730
    Accounts receivable, less allowance for doubtful accounts of $100,665 and
         $1,789,000 as of December 31, 2000 and 1999, respectively                         3,357,856           4,344,406
    Certificates of deposit - restricted                                                      53,500              53,500
    Other current assets                                                                     332,391             308,691
                                                                                       -------------       -------------
         Total current assets                                                              5,899,375           7,657,327
Furniture, fixtures, equipment and software,  net                                         10,983,273           7,019,361
Other assets:
    Intangible assets, net                                                                 3,939,226           6,551,453
    Certificates of deposit - restricted                                                     222,636              76,136
    Other assets                                                                             612,982             353,922
                                                                                       -------------       -------------
                                                                                       $  21,657,492       $  21,658,199
                                                                                       =============       =============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                                   $   5,370,490       $   4,131,675
    Accrued liabilities                                                                    3,327,900           2,629,046
    Unearned revenue                                                                      14,885,592                  --
    Current portion of long-term debt                                                        785,971             751,660
    Notes payable to a related party                                                       7,768,000                  --
    Accrued interest on notes payable to a related party                                   2,376,498                  --
    Current portion of obligations under capital leases                                    1,445,690           1,380,957
    Net liabilities of discontinued operations                                                    --              82,629
                                                                                       -------------       -------------
         Total current liabilities                                                        35,960,141           8,975,967
Notes payable                                                                                796,662                  --
Notes payable to a related party                                                                  --           7,768,000
Accrued interest on long-term notes payable                                                       --           1,345,801
Obligations under capital leases                                                             338,263             544,724
Unearned revenue                                                                           1,666,667                  --
                                                                                       -------------       -------------
         Total liabilities                                                                38,761,733          18,634,492
                                                                                       -------------       -------------
Commitments and contingencies (notes 9, 12 and 16)
Redeemable preferred stock - Series M                                                     11,734,820          11,734,820
Redeemable preferred stock - Series F                                                             --           2,338,784
                                                                                       -------------       -------------
                                                                                          11,734,820          14,073,604
                                                                                       -------------       -------------
Stockholders' deficit:
    Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 24,435 and 49,992 as of December 31, 2000 and 1999,
         respectively; liquidation preference of $16,099,292 at December 31, 2000            244,350             499,920
    Common stock, $.007 par value, authorized 150,000,000 shares, issued and outstanding 28,136,506 and 24,150,829 at December 31, 2000
         and 1999, respectively                                                              196,957             169,056
    Additional paid-in capital                                                           106,622,114          98,734,475
    Deferred compensation                                                                         --            (499,377)
    Accumulated deficit                                                                 (135,902,482)       (109,953,971)
                                                                                       -------------       -------------
        Total stockholders' deficit                                                      (28,839,061)        (11,049,897)
                                                                                       -------------       -------------
                                                                                       $  21,657,492       $  21,658,199
                                                                                       =============       =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                         2000               1999               1998
                                                                     ------------       ------------       ------------
Revenues:
    Telecommunication services                                       $ 18,300,548       $ 26,440,017       $ 19,634,681
    Marketing services                                                    463,740          3,672,988          4,548,421
    Technology licensing and development                                8,972,828          2,506,701          1,466,315
    Other                                                               2,667,039                 --                 --
                                                                     ------------       ------------       ------------
        Total revenues                                                 30,404,155         32,619,706         25,649,417
                                                                     ------------       ------------       ------------
Operating costs and expenses:
    Telecommunication network expense                                  24,958,320         20,373,209         19,099,194
    Marketing services                                                    456,354          5,400,149          5,850,873
    Selling, general and administrative                                18,353,731         12,428,956         10,563,382
    Provision for doubtful accounts                                       113,168          3,703,076          3,160,621
    Depreciation and amortization                                       6,399,318          5,482,639          4,192,174
    Write-down of capitalized software costs                                   --          1,847,288                 --
    Research and development                                            4,220,333          2,636,741          2,429,116
                                                                     ------------       ------------       ------------
        Total operating costs and expenses                             54,501,224         51,872,058         45,295,360
                                                                     ------------       ------------       ------------
Operating loss                                                        (24,097,069)       (19,252,352)       (19,645,943)
                                                                     ------------       ------------       ------------
Other income (expense):
    Interest expense                                                   (1,502,676)        (5,086,141)        (8,404,418)
    Interest and other income                                             487,132            179,205            270,288
    Settlement expense                                                   (639,565)                --                 --
                                                                     ------------       ------------       ------------
        Total other expense                                            (1,655,109)        (4,906,936)        (8,134,130)
                                                                     ------------       ------------       ------------
Loss from continuing operations                                       (25,752,178)       (24,159,288)       (27,780,073)
                                                                     ------------       ------------       ------------
Discontinued operations:
        Loss during phase-out period of discontinued
               operations (less applicable income tax provision
               of $0 in 1999 and 1998)                                         --           (500,000)          (178,006)
                                                                     ------------       ------------       ------------
Loss from discontinued operations                                              --           (500,000)          (178,006)
                                                                     ------------       ------------       ------------
               Net loss                                              $(25,752,178)      $(24,659,288)      $(27,958,079)
                                                                     ============       ============       ============
Calculation of net loss per common share:

Loss from continuing operations                                      $(25,752,178)      $(24,159,288)      $(27,780,073)
Cumulative preferred stock dividends not paid in current year          (1,646,818)        (1,948,557)        (2,066,383)
Deemed (non-cash) preferred stock dividend on Series F
        and N convertible preferred stock                                      --         (6,978,417)        (7,774,759)
                                                                     ------------       ------------       ------------
        Loss from continuing operations applicable to
                common stock                                         $(27,398,996)      $(33,086,262)      $(37,621,215)
                                                                     ============       ============       ============
Basic and diluted weighted average shares outstanding                  26,669,058         21,413,772         17,627,083
                                                                     ============       ============       ============
Net loss per common share - basic and diluted:
        Loss from continuing operations                              $      (1.03)      $      (1.55)      $      (2.13)
        Loss from discontinued operations                                      --              (0.02)             (0.01)
                                                                     ------------       ------------       ------------
                Net loss per common share                            $      (1.03)      $      (1.57)      $      (2.14)
                                                                     ============       ============       ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        Preferred Stock           Common Stock
                                     ---------------------   ---------------------
                                                                                      Additional
                                                                                        Paid-in       Deferred        Accumulated
                                      Shares      Amount      Shares       Amount      Capital      Compensation       Deficit
                                     --------  -----------   ----------   --------  -------------   ------------    --------------
BALANCE AT DECEMBER 31, 1997          115,526  $ 1,155,260   16,036,085   $112,251  $  58,820,877   $(2,289,765)    $ (56,984,247)
Issuance of Series F
  redeemable preferred stock,
  net of issuance costs
  of $569,418                           1,000       10,000           --         --      9,420,582            --                --
Reclassification of Series F
  redeemable preferred stock
  to mezzanine                         (1,000)     (10,000)          --         --     (9,420,582)           --                --
Reclassification of Series F
  redeemable preferred stock
  from mezzanine due to
  conversion to common stock                2           20           --         --         18,842            --                --
Conversion of preferred stock
  into common stock                   (71,477)    (714,770)   2,326,731     16,288        698,482            --                --
Common Stock dividend paid
  to holders of Series F
  redeemable preferred stock               --           --          240          2            487            --              (489)
Stock options issued for services          --           --           --         --        378,322      (356,322)               --
Amortization of deferred
  compensation on stock options
  issued for services                      --           --           --         --             --     1,157,901                --
Forfeiture of stock options
  issued for services                      --           --           --         --       (273,595)      273,595                --
Warrants issued in connection
  with certain notes payable               --           --           --         --      1,032,634            --                --
Warrants issued in connection
  with certain convertible
  notes payable                            --           --           --         --      7,274,000            --                --
Exercise of stock options
  and warrants                             --           --      399,540      2,797        682,146            --                --
Net loss                                   --           --           --         --             --            --       (27,958,079)
                                    ---------  -----------   ----------   --------  -------------   -----------     -------------
BALANCE AT DECEMBER 31, 1998           44,051  $   440,510   18,762,596   $131,338  $  68,632,195   $(1,214,591)    $ (84,942,815)
                                    =========  ===========   ==========   ========  =============   ===========     =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        Preferred Stock           Common Stock
                                     ---------------------   ---------------------
                                                                                      Additional
                                                                                        Paid-in       Deferred        Accumulated
                                      Shares      Amount      Shares       Amount      Capital      Compensation       Deficit
                                     --------  -----------   ----------   --------  -------------   ------------    --------------
BALANCE AT DECEMBER 31, 1998           44,051  $   440,510   18,762,596   $131,338  $  68,632,195   $(1,214,591)    $ (84,942,815)
Conversion of Series C, F
  and N preferred stock into
  common stock                        (14,809)    (148,090)   5,180,396     36,263        111,827            --                --
Reclassification of Series F
  redeemable preferred stock
  from mezzanine due to
  conversion to common stock              750        7,500           --         --      7,065,435            --                --
Common stock dividend paid
  to holders of Series F
  redeemable preferred stock               --           --      165,220      1,157        350,712            --          (351,868)
Issuance of Series N convertible
  preferred stock, net of
  issuance costs of $486,679           20,000      200,000           --         --     19,313,321            --                --
Exercise of stock options
  and warrants                             --           --       42,617        298          4,702            --                --
Warrants issued in connection
  with certain notes payable               --           --           --         --      2,220,563            --                --
Warrants issued in connection
  with a standby letter of credit          --           --           --         --        735,720            --                --
Stock options issued for services          --           --           --         --        300,000      (300,000)               --
Amortization of deferred
  compensation on stock options
  issued for services                      --           --           --         --             --     1,015,214                --
Net loss                                   --           --           --         --             --            --       (24,659,288)
                                    ---------  -----------   ----------   --------  -------------   -----------     -------------
BALANCE AT DECEMBER 31, 1999           49,992  $   499,920   24,150,829   $169,056  $  98,734,475   $  (499,377)    $(109,953,971)
                                    =========  ===========   ==========   ========  =============   ===========     =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        Preferred Stock           Common Stock
                                     ---------------------   ---------------------
                                                                                      Additional
                                                                                        Paid-in       Deferred        Accumulated
                                      Shares      Amount      Shares       Amount      Capital      Compensation       Deficit
                                     --------  -----------   ----------   --------  -------------   ------------    --------------
BALANCE AT DECEMBER 31, 1999           49,992  $   499,920   24,150,829   $169,056  $  98,734,475   $  (499,377)    $(109,953,971)
Conversion of preferred stock
  into common stock                   (25,805)    (258,050)   2,158,413     15,109        242,941            --                --
Reclassification of Series F
  redeemable preferred stock
  from mezzanine due to
  conversion to common stock              248        2,480           --         --      2,336,305            --                --
Common stock dividend paid
  to holders of Series F
  redeemable preferred stock               --           --       87,477        612        195,721            --          (196,333)
Exercise of stock options,
  warrants and issuances under
  stock purchase plan                      --           --    1,589,810     11,129      4,330,530
Stock options issued for services          --           --           --         --         42,605       (42,605)               --
Common stock issued as payment of
  accrued liabilities                      --           --      149,977      1,051        739,537            --                --
Amortization of deferred
  compensation on stock options
  issued for services                      --           --           --         --             --       541,982                --
Net loss                                   --           --           --         --             --            --       (25,752,178)
                                    ---------  -----------   ----------   --------  -------------   -----------     -------------
BALANCE AT DECEMBER 31, 2000           24,435  $   244,350   28,136,506   $196,957  $ 106,622,114   $        --     $(135,902,482)
                                    =========  ===========   ==========   ========  =============   ===========     =============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                             2000               1999                1998
                                                                          ------------       ------------       ------------
Cash flows from operating activities:
    Net loss                                                              $(25,752,178)      $(24,659,288)      $(27,958,079)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                       6,399,318          5,482,639          4,192,174
         Provision for doubtful accounts                                       113,168          3,703,076          3,160,621
         Amortization of discount and debt issuance costs on notes
            payable and capital leases                                              --          3,360,771          7,402,059
         Amortization of deferred compensation on stock options
            issued for services                                                541,982          1,015,214          1,157,901
         Common stock issued as payment of settlement and
            interest expense                                                   740,588                 --                 --
         Write-down of capitalized software costs                                   --          1,847,288                 --
         Loss on disposal of assets                                                 --              7,494                 --
    Increase (decrease) from changes in operating assets and
       liabilities, net of effects of acquisitions:
         Accounts receivable                                                   873,382         (3,645,466)        (4,329,430)
         Other assets                                                         (429,260)          (163,089)           527,466
         Accounts payable, accrued liabilities and interest                  2,963,346          2,232,086           (990,776)
         Unearned revenue                                                   16,552,259                 --                 --
         Discontinued operations - noncash charges and working
            capital changes                                                   (133,250)           437,350             12,345
                                                                          ------------       ------------       ------------
                 Net cash provided by (used in) operating activities         1,869,355        (10,381,925)       (16,825,719)
                                                                          ------------       ------------       ------------
Cash flows from investing activities:
    Purchases of furniture, fixtures, equipment and software                (6,911,003)        (2,047,948)        (3,258,189)
    Proceeds from maturity of certificates of deposit  - restricted                 --            412,649          1,345,215
    Investing activities of discontinued operations                             29,537             50,000            310,000
                                                                          ------------       ------------       ------------
                 Net cash used in investing activities                      (6,881,466)        (1,585,299)        (1,602,974)
                                                                          ------------       ------------       ------------

                                 (Continued)

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                             2000               1999              1998
                                                                          -----------       ------------       ------------
Cash flows from financing activities:
    Proceeds from issuance of notes payable to a related party            $ 2,600,000       $  8,200,000       $ 11,009,712
    Payment of notes payable to related party                              (2,600,000)          (798,772)        (2,700,904)
    Proceeds from advance under strategic marketing agreement               1,751,183                 --                 --
    Payment of advance under strategic marketing agreement                 (1,751,183)                --                 --
    Payment of capital lease obligations                                     (141,728)          (928,335)          (184,103)
    Proceeds from issuance of preferred stock, net of offering costs               --          7,116,408          9,430,582
    Payment of long-term debt                                                  (3,992)                --                 --
    Proceeds from exercise of stock options and warrants and
        issuances under stock purchase plan                                 4,341,659              5,000            684,943
    Financing activities of discontinued operations                           (24,204)                --           (170,465)
                                                                          -----------       ------------       ------------
         Net cash provided by financing activities                          4,171,735         13,594,301         18,069,765
                                                                          -----------       ------------       ------------
Increase (decrease) in cash and cash equivalents                             (840,376)         1,627,077           (358,928)

Cash and cash equivalents at beginning of year                              2,996,004          1,368,927          1,727,855
                                                                          -----------       ------------       ------------
Cash and cash equivalents at end of year:
    Continuing operations                                                   2,155,628          2,950,730          1,311,003
    Discontinued operations                                                        --             45,274             57,924
                                                                          -----------       ------------       ------------
         Total cash and cash equivalents at end of year                   $ 2,155,628       $  2,996,004       $  1,368,927
                                                                          ===========       ============       ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
    ACTIVITIES:
    Reclassification of Series F redeemable preferred stock
        from mezzanine                                                    $ 2,338,785       $  7,072,935       $         --
    Warrants issued in connection with a standby letter of credit                  --            735,720                 --
    Building mortgage incurred                                                840,000
    Stock options issued for services                                          42,605            300,000            378,322
    Accrued interest and debt exchanged for Series N preferred stock               --         12,718,914                 --
    Accrued debt issuance costs                                                    --            322,000                 --
    Equipment acquired under capital lease obligations                             --          2,177,126          1,124,606

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid - continuing operations                                 $   244,854       $    312,937       $    109,866
    Interest paid - discontinued operations                                    43,087             10,011            158,392


              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


NOTE 1 - DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries ("I-Link" or the "Company"). The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technologies. Telecommunications services are marketed primarily through master agent and wholesale distributor arrangements with I-Link Communications, a wholly-owned subsidiary of the Company that is an FCC licensed long-distance carrier.

Through its wholly owned subsidiaries, MiBridge, Inc. (MiBridge) and ViaNet Technologies, Ltd. (ViaNet), the Company develops and licenses communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.

During 1997, the Company formed a wholly owned subsidiary, I-Link Worldwide, L.L.C., through which it launched a network marketing channel to market its telecommunications services and products. On February 15, 2000, the Company signed a strategic marketing and channel agreement with Big Planet Inc. ("Big Planet"), a wholly-owned subsidiary of Nu Skin Enterprises, Inc. Under terms of the agreement, I-Link's independent network marketing sales force (the " IRs") transitioned to Big Planet, and Big Planet was granted the worldwide rights to market and sell I-Link's products and services through the network marketing (sometimes referred to as "Multi-Level") sales channel to residential and small business users. Other I-Link sales channels into the residential, small business, and other markets are unaffected by the agreement with Big Planet.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company incurred a net loss from continuing operations of $25,752,178 for the year ended December 31, 2000, and as of December 31, 2000 had an accumulated deficit of $135,902,482 and negative working capital of $30,060,766 (including $14,885,592 in unearned revenue). The Company anticipates that revenues generated from its continuing operations will not be sufficient during 2001 to fund ongoing operations, the continued expansion of its private telecommunications network facilities, product development and manufacturing, and anticipated growth in subscriber base. The Company entered into additional financing arrangements and issued a convertible loan in March 2001 as described below (and more fully described in Note 16 - Subsequent Events) in order to obtain additional funds and reduce liabilities to help fund for its continuing operations in 2001.

- On March 1, 2001, Winter Harbor elected to convert a note payable from the Company for $7,768,000 plus accrued interest of $2,537,072 ($2,376,498 as of December 31, 2000) into 4,122 shares of Series M convertible preferred stock of I-Link as provided under the original loan agreement. Upon conversion of the note, current liabilities as of December 31, 2000 in the amount of $10,144,498 were satisfied without cash.

- On March 1, 2001 I-Link entered into a Senior Convertible Loan and Security Agreement ("Loan Agreement") with Counsel Communications, LLC, ("Counsel LLC"). Pursuant to the terms and provisions of the Loan Agreement, Counsel LLC agreed to make periodic loans to I-Link in the aggregate principal amount not to exceed $10,000,000. Of that amount, $3,000,000 was available to I-Link immediately upon the execution of the Loan Agreement. The $10,000,000 capital investment is structured as a 3-year note convertible into the Company's common stock with interest at a rate of 9% per annum, compounded quarterly.

As a result of Counsel LLC's purchase of Winter Harbor's security holdings in I-Link (See Note 16 - Subsequent Events) Counsel LLC became the single largest shareholder of the Company. In addition to the above transactions, Counsel Corporation and its subsidiary Counsel LLC committed to fund, through long-term inter-company advances or equity contribution, all capital investment, working capital or other operational cash requirement of the Company through April 15, 2002.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with financial institutions in Utah, California, Arizona, New Jersey and Florida. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

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

Betterments and renewals that extend the life of the assets are capitalized. Other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operations. The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its furniture, fixtures, equipment and software may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if an impairment exists. If the expected future net cash flows are less than the carrying value, impairment is recognized based on the fair value of the asset. During 1999, the Company wrote off $1,847,288 in unrecoverable capitalized software costs (see Note 6). There were no such write-offs in 2000 or 1998.

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

     Excess acquisition cost over fair value of net assets acquired   5-10 years
     Other intangible assets                                          3-15 years

REVENUE RECOGNITION

Long-distance and enhanced service revenue is recognized as service is provided to subscribers.

Marketing services revenues from the network marketing channel primarily included revenues recognized from IRs for promotional and presentation materials and national conference registration fees. Revenue from the sale of promotional and presentation materials (included in Marketing services revenue) was recognized at the time the materials were shipped. The portion of the sign-up fee, including a normal profit margin, relating to on-going administrative support was deferred and recognized over twelve months (the initial term of the IR agreement). Marketing services revenues are presented net of estimated refunds on returns of network marketing materials.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

During the second quarter of 2000, the Company entered into an agreement with Red Cube International AG ("Red Cube"). The agreement with Red Cube consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. This $10,000,000 aggregate amount is nonrefundable and is being recorded as revenue ratably over a two-year period. Accordingly, $3,333,333 was recorded as technology licensing revenue in 2000. The balance of $6,666,667 has been recorded as unearned revenue as of December 31, 2000. In July 2000, the Company received an additional nonrefundable payment of $10,000,000. This payment is a service prepayment that will be credited against services performed for and/or provided to Red Cube. To the extent the service prepayment credit has not been fully utilized by Red Cube by June 30, 2001, any unused service prepayment shall be deemed fully earned and utilized as of that date contingent upon the Company's network meeting certain capacity requirements during the service period. During 2000, services rendered in the amount of $114,408 have been offset against the prepayment resulting in a prepaid balance of unearned revenue of $9,885,592 as of December 31, 2000. The balance ($9,885,592) of the service prepayment has been recorded as unearned revenue as of December 31, 2000 and will be recognized as revenue when the related services are performed or the other criteria are met.

Revenue from the sale of software licenses is recognized when the product is shipped, a noncancellable agreement is in force, the license fee is fixed or determinable, acceptance has occurred and collectibility is reasonably assured. Maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues on long-term development projects are recognized under the percentage of completion method of accounting and are based upon costs incurred on the project, compared to estimated total costs related to the contract.

COMPUTER SOFTWARE COSTS

The Company capitalizes qualified costs associated with developing computer software for internal use. Purchased computer software for internal use is capitalized and amortized over the expected useful life, usually three years.

CONCENTRATIONS OF CREDIT RISK

The Company's retail telecommunications subscribers are primarily residential subscribers and are not concentrated in any specific geographic region of the United States. The Company's wholesale customers are primarily based in Utah and California.

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

SEGMENT REPORTING

The Company reports it segment information based upon the management approach which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 3 - NET LOSS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for 2000, 1999 and 1998, basic and diluted loss per share are the same.

During 2000, 1999 and 1998, holders of the Series F redeemable preferred stock converted 248, 750 and 2 of those preferred shares, respectively. Accordingly, they were paid stock dividends of 87,477, 165,220 and 240 shares, respectively, of common stock on the converted shares.

As the conversion prices of the Series E, F, M and N preferred stock at issuance were less than the market price of the Company's common stock, the Company recognized deemed preferred stock dividends at issuance in 1999 and 1998, which increased the loss attributable to common shareholders in the calculation of basic and diluted net loss per common share. The deemed dividends are implied only and do not represent future obligations to pay a dividend.

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

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of December 31:

                                                                   2000           1999             1998
                                                                ----------      ----------      ----------
Assumed conversion of Series C preferred stock                     374,959         808,248       1,057,224
Assumed conversion of Series F redeemable preferred stock               --       1,105,169       4,909,001
Assumed conversion of Series M convertible preferred stock       8,175,676       5,951,795       5,951,795
Assumed conversion of Series N preferred stock                  10,260,810       7,270,463              --
Assumed conversion of convertible debt                           7,539,830       4,931,226       3,820,954
Assumed exercise of warrants issued on conversion
       of convertible debt                                       5,000,000       5,000,000       5,000,000
Assumed exercise of options and warrants to purchase
       shares of common stock                                   45,354,992      41,945,091      30,265,670
                                                                ----------      ----------      ----------
                                                                76,706,267      67,011,992      51,004,644
                                                                ==========      ==========      ==========

As of December 31, 2000, Winter Harbor, the sole holder of Series M convertible preferred stock, held warrants, exercisable at any time, for the purchase of up to 28,540,000 shares of common stock. In March 2001, Winter Harbor exchanged its $7.768 million (and accrued interest) in promissory notes into additional shares of Series M convertible preferred stock and by doing so received additional warrants to purchase 5,000,000 shares of common stock. The exercise prices of all of such warrants varied at the time of their respective issuance; however, all are subject to adjustment downward to equal the price at which new shares of common stock are issued or to equal the market price of common stock in the event the common stock

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 3 - NET LOSS PER SHARE, CONTINUED

market price is below the original exercise price at the time of exercise. The exercise price of all Winter Harbor warrants was $1.48 at December 31, 2000 and $1.25 in January 2001.

Subsequent to year end (see Note 16 - Subsequent Events) the following occurred:

     - the convertible debt and associated accrued interest were converted into Series M convertible preferred stock;

     - 5,000,000 warrants were issued upon conversion of the convertible debt;

     - all Series M and N redeemable preferred shares were converted into common stock;

     - 33,540,000 warrants (including the 5,000,000 discussed above) were retired in exchange for 5,000,000 shares of common stock.

NOTE 4 - DISCONTINUED OPERATIONS

On March 23, 1998, the Company's Board of Directors approved a plan to dispose of the Company's medical services businesses in order to focus its efforts on the sale of telecommunication services and technology licensing. The Company has sold essentially all of the fixed assets, with the proceeds being used to satisfy outstanding obligations of the medical services subsidiaries. During 1998, the Company received $310,000 from the sale of assets from the medical services subsidiaries. In January 1999, the Company sold additional assets for $15,000 and a note receivable of $35,000. In March 2000, the Company sold the remaining assets and settled the outstanding liabilities of the China operations and received net proceeds of $150,000. As of December 31, 2000 and 1999, there are no revenue generating activities.

The results of the medical services operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the 1999 Consolidated Balance Sheet as "Net Liabilities - discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

Net assets (liabilities) of the Company's discontinued operations (excluding intercompany balances, which have been eliminated against the net equity of the discontinued operations) are as follows:

                                                       2000         1999
                                                       ----     ------------
Assets:
   Current assets:
       Cash and cash equivalents                         --      $    45,274
       Accounts receivable                               --          391,590
       Inventory                                         --          555,291
       Other                                             --           33,233
                                                       ----      -----------
          Total current assets                           --        1,025,388

   Furniture, fixtures and equipment, net                --           37,850
   Other non-current assets                              --              854
                                                       ----      -----------
          Total assets                                   --        1,064,092
                                                       ----      -----------
Liabilities:
   Current liabilities:
       Accounts payable and accrued liabilities          --          905,060
       Notes payable, current portion                    --          141,661
                                                       ----      -----------
          Total current liabilities                      --        1,046,721
   Note payable                                          --          100,000
   Other liabilities                                                     --
                                                       ----      -----------
          Total liabilities                              --        1,146,721
                                                       ----      -----------
Net assets (liabilities ) - discontinued operations      --      $   (82,629)
                                                       ====      ===========

Revenues of the discontinued operations were $0, $337,268 and $1,445,376 for 2000, 1999 and 1998, respectively.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 5 - CERTIFICATES OF DEPOSIT - RESTRICTED

As of December 31, 2000, the Company has $276,136 in restricted certificates of deposit (CDs). The CDs collateralize certain facilities lease agreements and a mortgage payable to a bank. All of the CDs are held in escrow and bear interest, which is paid to the Company. During 2000, restricted CDs totaling $53,500 were released to the Company in accordance with the lease agreements. Of the remaining CDs held in escrow, $53,500 will be released to the Company during 2001 and is classified as a current asset in the consolidated balance sheet.

NOTE 6 - FURNITURE, FIXTURES, EQUIPMENT AND SOFTWARE

Continuing operations

Furniture, fixtures, equipment and software relating to continuing operations consisted of the following at December 31:

                                                        2000               1999
                                                    ------------       ------------
Telecommunications network equipment                $ 13,209,784       $  7,749,939
Furniture, fixtures and office equipment               3,896,733          3,459,911
Building                                               1,200,000                 --
Software and information systems                       1,259,343            745,104
                                                    ------------       ------------
                                                      19,565,860         11,954,954
Less accumulated depreciation and amortization        (8,582,587)        (4,935,593)
                                                    ------------       ------------
                                                    $ 10,983,273       $  7,019,361
                                                    ============       ============

Included in telecommunications network equipment are $3,899,474 and $3,907,312 in assets acquired under capital leases at December 31, 2000 and 1999, respectively. Accumulated amortization on these leased assets was $2,931,420 and $1,671,657 at December 31, 2000 and 1999, respectively.

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

DISCONTINUED OPERATIONS

Furniture, fixtures and equipment relating to discontinued operations consisted of the following at December 31:

                                                  2000          1999
                                                  -----      ---------
Medical services equipment                           --      $  66,082
Furniture, fixtures and office equipment             --         46,755
                                                  -----      ---------
                                                     --        112,837
Less accumulated depreciation                        --        (74,987)
                                                  -----      ---------
                                                     --      $  37,850
                                                  =====      =========

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

                                                                        2000               1999
                                                                    ------------       ------------
Acquired technology                                                 $  1,450,000       $  1,450,000
Excess acquisition cost over fair value of net assets acquired        11,072,138         11,072,138
Other intangible assets                                                1,228,200          1,228,200
                                                                    ------------       ------------
                                                                      13,750,338         13,750,338
Less accumulated amortization                                         (9,811,112)        (7,198,885)
                                                                    ------------       ------------
                                                                    $  3,939,226       $  6,551,453
                                                                    ============       ============

NOTE 8 - LONG-TERM DEBT

CONTINUING OPERATIONS

Long-term debt relating to continuing operations, the carrying value of which approximates market, consists of the following at December 31:

                                                                             2000             1999
                                                                         -----------       -----------
Note payable to a service provider, interest at 7.0%, due on demand      $   746,625       $   746,625

Note payable to Winter Harbor, payable April 15, 2001, interest at prime plus four percent (13.50% at December 31, 2000)
  (converted to common stock in March 2001)                                7,768,000         7,768,000

Building mortgage payable to a bank, interest at 9.84%,
  payable in monthly installments of $10,028                                 836,008                --

Other                                                                             --             5,035
                                                                         -----------       -----------
                                                                           9,350,633         8,519,660
Less current portion                                                      (8,553,971)         (751,660)
                                                                         -----------       -----------
Long-term debt, less current portion                                     $   796,662       $ 7,768,000
                                                                         ===========       ===========


Maturities of long-term obligations on the building mortgage during each of the years 2002 through 2005 are $43,894, $48,414, $53,399 and $59,379 respectively.

During 1998, the Company obtained an aggregate of $7,768,000 in interim debt financing from Winter Harbor, L.L.C. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 6,740,000 warrants to purchase common stock of the Company at exercise prices ranging from $5.50 to $7.22 (subsequently reset to $1.25 in January 2001) based upon 110% of the closing price of the common stock on the day loan funds were advanced. The warrants have exercise periods of 7.5 years from the date of issuance. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to 7.5 years. Pursuant to the terms of the loan agreement with Winter Harbor, the initial borrowings of $5,768,000 were payable upon demand by Winter Harbor no earlier than May 15, 1998, and were collateralized by essentially all of the assets of the Company's subsidiaries. As the loan was not repaid by May 15, 1998, the total loan, including additional borrowings of $2,000,000 obtained in the second quarter, continued on a demand basis with interest accruing at prime plus 4%. On April 15, 1999, Winter Harbor agreed that it would not demand payment under the notes prior to April 15, 2000 and in April 2000 agreed to extend the due date of the principal and accrued interest to April 15, 2001. On March 1, 2001, Winter Harbor converted the note ($7,768,000) and accrued interest ($2,537,072 at February 28, 2001) into 4,122 shares of Series M convertible preferred stock (See Note 16 - Subsequent
Events).

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 8 - LONG-TERM DEBT, CONTINUED

During 1998, the Company recorded $7,274,000 as a discount against the $7,768,000 Winter Harbor debt representing the relative fair market value attributed to the warrants, the change of the exercise period on prior warrants and the equity instruments associated with the assumed conversion of the debt into equity. The debt discount was amortized over the original terms of the respective borrowings.

Accrued and unpaid interest of $2,376,498 on the $7,768,000 Winter Harbor debt is included in short-term liabilities as of December 31, 2000 while the note and accrued and unpaid interest of $1,345,801 were included in long-term liabilities on the consolidated balance sheet at December 31, 1999.

On January 15, 1999, I-Link finalized an agreement negotiated in November 1998 with Winter Harbor for additional financing. The financing arrangement consisted of an $8,000,000 bridge loan facility (Bridge Loan) and a $3,000,000 standby letter of credit to secure additional capital leases of equipment and telephone lines relative to the expansion of the Company's telecommunications network. As of December 31, 1998, the amount borrowed under the Bridge Loan was $3,841,712. During 1999, the Company made additional borrowings under the Bridge Loan totaling $4,158,288. Amounts outstanding under the Bridge Loan were originally due on October 31, 1999. In July 1999, the Company exercised its right to exchange the $8,000,000 in outstanding notes payable along with accrued interest for Series N preferred stock.

As additional consideration for making the $8,000,000 Bridge Loan and $3,000,000 standby letter of credit, the Company granted warrants to purchase common stock to Winter Harbor. Initially, Winter Harbor received one warrant for every $10 borrowed from Winter Harbor. On April 14, 1999, the shareholders voted to approve a plan of financing which included issuing 10 warrants for each $10 borrowed under the Bridge Loan and standby letter of credit if the Company did not repay the bridge loan on April 26, 1999. As the loan was not repaid by April 26, 1999, the number of warrants increased in total to 10 warrants for every $10 borrowed. As of December 31, 2000, the exercise price was $1.48 on these warrants. The exercise price was reset to its floor of $1.25 in January 2001.

The Company recorded $3,253,196 as a discount against borrowings over a two-year period (1999 and 1998) on the $8,000,000 Bridge Loan representing the relative fair market value attributed to the Bridge Loan warrants. The debt discount was amortized over the term of the Bridge Loan. As the $8,000,000 loan was exchanged for Series N preferred stock in 1999, the debt discount has been fully amortized. In addition, the Company recorded $735,720 as debt issuance costs related to obligations under certain capital leases guaranteed by the Winter Harbor letter of credit representing the fair value of the warrants associated with the letter of credit warrants. The debt issuance costs are being amortized over the term of the lease agreements.

On April 15, 1999, the Company entered into a financing agreement with Winter Harbor. Winter Harbor agreed to loan to the Company up to $4,000,000 under a note originally due September 30, 1999. In July 1999, the Company exercised its right to exchange the loan for Series N preferred Stock.

In March 2001 Winter Harbor surrendered all of the warrants held by Winter Harbor totaling 33,540,000 for 5,000,000 shares of common stock (See Note 16 - Subsequent Events).


NOTE 9 - COMMITMENTS UNDER LONG-TERM LEASES

The Company leases a variety of equipment, fiber optics and facilities used in its operations. The majority of these lease agreements are with three creditors. During 1998, Winter Harbor obtained on behalf of the Company a letter of credit totaling $3,000,000 to guarantee payment on a new lease agreement providing for equipment purchases of up to $3,000,000. As of December 31, 2000 and 1999, the Company had acquired $3,000,000 in assets under this lease.

In March 2000, the Company entered into a new lease facility providing for equipment purchases of up to $5,000,000. The lease agreement requires monthly payments over the three-year term. As of December 31, 2000, the Company purchased $1,003,000 of equipment under the lease facility.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


NOTE 9 - COMMITMENTS UNDER LONG-TERM LEASES, CONTINUED

Agreements classified as operating leases have terms ranging from one to six years. The Company's rental expense for operating leases was approximately $6,946,000, $3,270,000 and $2,900,000 for 2000, 1999 and 1998, respectively.
Future minimum rental payments required under non-cancelable capital and operating leases with initial or remaining terms in excess of one year consist of the following at December 31, 2000:

                                                   Capital          Operating
                                                   Leases             Leases
                                                 -----------       -----------
Year ending December 31:
               2001                              $ 1,607,000       $ 3,192,000
               2002                                  197,000         2,059,000
               2003                                  197,000           696,000
               2004                                   16,000           366,000
               2005                                       --           116,000
               Thereafter                                 --                --
                                                 -----------       -----------
Total minimum payments                             2,017,000       $ 6,429,000
                                                                   ===========
Less amount representing interest                   (233,000)
                                                 -----------
Present value of net minimum lease payments        1,784,000
Less current portion                              (1,446,000)
                                                 -----------
Long-term obligations under capital leases       $   338,000
                                                 ===========


The Company has an agreement with a national carrier to lease local access spans. The agreement includes minimum usage commitments of $2,160,000 per year for the two years beginning July 2000. If the Company were to terminate the agreement early, it would be required to pay 25% of any remaining minimum usage requirements.


NOTE 10 - INCOME TAXES

The Company recognized no income tax benefit from its losses in 2000, 1999 and 1998.

The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

                                                          2000                1999               1998
                                                       ------------       ------------       ------------
Expected federal statutory tax benefit                 $ (8,755,741)      $ (8,384,158)      $ (9,505,747)

Increase (reduction) in taxes resulting from:
    State income taxes                                     (774,427)          (553,452)          (734,464)
    Foreign loss not subject to domestic tax              1,584,313            353,083                 --
    Non-deductible interest on certain notes                     --          2,473,160          2,516,700
    Exercise of stock options issued for services        (1,277,402)           (60,428)          (583,743)
    Change in valuation allowance                        10,090,027          5,719,844          8,301,669
    Other                                                  (866,770)           451,951              5,585
                                                       ------------       ------------       ------------
                                                       $         --       $         --       $         --
                                                       ============       ============       ============

At December 31, 2000, the Company had net operating loss carryforwards for both federal and state income tax purposes of approximately $73,000,000. The net operating loss carryforwards will expire between 2006 and 2020 if not used to reduce future taxable income. In 2001 the Company underwent a change of control and accordingly the net operating loss carryforwards may be subject to certain annual limitations in the future under Section 338 of the Internal Revenue Code.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


NOTE 10 - INCOME TAXES, CONTINUED

The components of the deferred tax asset and liability as of December 31, 2000 and 1999 are as follows:

                                                                         2000               1999
                                                                     ------------       ------------
Deferred tax assets:
        Tax net operating loss carryforwards                         $ 27,319,350       $ 21,851,952
        Acquired in-process research and development
          and intangible assets                                         2,943,381          2,381,880
        Amortization of deferred compensation on stock options                 --          1,730,901
        Reserve for loss on disposal of discontinued operations                --             54,370
        Reserve for accounts receivable and inventory valuation           164,703            623,897
        Accrued officers wages                                                 --            134,910
        Accrued vacation                                                  126,820             48,490
        Unearned revenue                                                6,183,318                 --
        Other                                                             136,993             37,187
        Valuation allowance                                           (36,798,144)       (26,708,116)
                                                                     ------------       ------------
          Total deferred tax asset                                         76,421            155,471
                                                                     ------------       ------------
Deferred tax liability:
        Excess tax depreciation and amortization                          (76,421)          (155,471)
                                                                     ------------       ------------
          Total deferred tax liability                                    (76,421)          (155,471)
                                                                     ------------       ------------
Net deferred tax asset                                               $         --       $         --
                                                                     ============       ============

The valuation allowance at December 31, 2000 and 1999 has been provided to reduce the total deferred tax assets to the amount which is considered more likely than not to be realized, primarily because the Company has not generated taxable income from its business communications services. The change in the valuation allowance is due primarily to the increase in net operating loss carryforwards. It is at least reasonably possible that a change in the valuation allowance may occur in the near term.


NOTE 11 - LEGAL PROCEEDINGS

On January 18, 2001, I-Link Incorporated ("I-Link") filed action against Red Cube, International AG and Red Cube, Inc. ("Red Cube") in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link's employees, vendors and customers. Red Cube subsequently filed a motion to dismiss the action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link. The court found that I-Link's claims were "related to" the Cooperation and Framework Agreement and granted Red Cube's motion to dismiss for lack of subject matter jurisdiction. The dismissal resulted in this issue being submitted for AAA arbitration pursuant to the Cooperation and Framework Agreement.

On January 24, 2001, Red Cube delivered a written demand for arbitration and commenced an arbitration proceeding in New York alleging that I-Link breached the Cooperation and Framework Agreement by (i) threatening a shut-down of I-Link's IP telecommunications network, (ii) the resignation of Dror Nahumi as an employee of I-Link (which Red Cube claims will cause I-Link to breach its undertaking to provide the consulting services of John Edwards, Dror Nahumi and Alex Radulovic in the event I-Link is unable to perform under the Agreement and Red Cube is required to assume primary operation and maintenance of it's own IP telecommunications network based upon I-Link's technology), and (iii) I-Link's alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network. I-Link denied these allegations. I-Link filed a counterclaim against Red Cube and filed a third-party claim against Red Cube, seeking (compensatory and/or punitive) damages for Red Cube's default under a

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 11 - LEGAL PROCEEDINGS, CONTINUED

subsequent agreement to provide approximately $60,000,000 in equity funding to I-Link, and engaging in a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. The arbitration proceeding is in its initial stage, and no hearings have occurred.

An action has been brought against I-Link Worldwide LLC by a former independent representative of I-Link Worldwide, L.L.C. whose contractual relationship consisted of I-Link's standard independent representative agreement and two written agreements between himself, I-Link and I-Link Worldwide, LLC. The action alleges that I-Link Incorporated and I-Link Worldwide LLC wrongfully terminated his agreements. The alleged damages range from $7,000,000 to $10,000,000 constituting the aggregate value of the residual terms of these agreements. I-Link Incorporated and I-Link Worldwide, LLC maintain that the agreements were properly terminated pursuant to their respective terms and conditions and that no losses were suffered or damages incurred by the former independent representative. Binding arbitration is tentatively scheduled to start April 23, 2001.

On March 10, 2000, the Company and JNC Opportunity Fund, Ltd. ("JNC") entered into a settlement and release agreement relating to certain litigation concerning shares of Series F Preferred stock held by JNC. The shares of Series F Preferred stock held by JNC were convertible into 1,104,972 shares of common stock under the original agreement with JNC. On March 10, 2000, the Company issued 531,968 shares of common stock to JNC pursuant to the settlement agreement in cancellation of the Series F shares held by JNC. The balance of the shares required to be issued pursuant to the settlement agreement required approval at a special meeting of the shareholders held on May 23, 2000, at which time approval of the shareholders was received. Due to the delay in issuance of the shares required to be issued pursuant to the settlement agreement until shareholder approval was received and the related common shares were registered, the Company issued 20,458 "Additional Shares" of common stock in accordance with the agreement.

The issuance of 87,477 shares representing dividends associated with the Series F stock has been recorded in the Company's financial statements as dividends paid, and 129,519 shares have been recorded as settlement expense. The Company has recorded interest expense of $111,021 representing the market value of the common stock issued as Additional Shares, Late Shares and Additional Late Shares (20,458) on May 24, 2000. The amount of settlement and interest expense was determined by reference to the market value of the Company's common stock on the date of issuance (May 24, 2000) multiplied by the common shares issued. Accordingly, the total settlement and interest expense was $639,565 and $111,021, respectively.

The Company is involved in litigation relating to other claims arising out of its operations in the normal course of business. The litigation and arbitration referred to above is not expected, individually or in the aggregate, to have a material adverse affect on the Company.


NOTE 12 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company's Articles of Incorporation provide for up to 240,000 shares of preferred stock as Series C Convertible Cumulative preferred stock (the "Series C preferred stock"). The Series C preferred stock has a par value of $10 per share and holders are entitled to receive cumulative preferential dividends equal to 8% per annum of the liquidation preference per share of $60.00. Unless previously redeemed, the Series C preferred stock was initially convertible into 24 of the Company's common stock ("Conversion Shares") at the option of the holder (subject to certain anti-dilution adjustments). The Series C stock exchange price did allow for downward resets based upon certain conditions subject to a floor of $1.25. Subsequent to year-end the exchange price has been reset to the floor of $1.25 or 48 shares of the Company's common stock. The Series C preferred stock is redeemable at any time after September 6, 2000, at the option of the Company at a redemption price equal to $90 plus accrued and unpaid dividends, provided the Conversion Shares are covered by an effective registration statement or the Conversion Shares are otherwise exempt from registration. During the years ending December 31, 2000, 1999 and 1998, 24,428, 10,374 and 70,908 shares, respectively, of Series C preferred stock were converted into common shares. At December 31, 2000, there were 9,249 Series C preferred shares outstanding.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 12 - STOCKHOLDERS' EQUITY, CONTINUED

On October 10, 1997, the Company closed an agreement with Winter Harbor pursuant to which Winter Harbor invested $12,100,000 in a new series of the Company's convertible preferred stock (the "Series M convertible preferred stock"). Winter Harbor purchased approximately 2,545 shares of Series M convertible preferred stock, originally convertible into approximately 2,545,000 shares of common stock, for an aggregate cash consideration of approximately $7,000,000 (equivalent to $2.75 per share of common stock). The agreement with Winter Harbor also provided for the purchase of approximately 1,855 additional shares of Series M convertible preferred stock, originally convertible into approximately 1,855,000 shares of common stock. Such additional shares of Series M convertible preferred stock were paid for by Winter Harbor exchanging $5,000,000 in outstanding notes payable and accrued interest of approximately $100,000. As additional consideration for its equity investment in Series M convertible preferred stock, Winter Harbor was issued additional warrants by the Company to acquire 10,000,000 shares of common stock. The exercise price on each of the warrants has subsequently been reset to $1.48 as of December 31, 2000 and $1.25 in January 2001 (see Note 3). All of the warrants have demand registration and anti-dilution rights and contain cashless exercise provisions.

The Series M convertible preferred stock is entitled to receive cumulative dividends in the amount of 10% per annum before any other Series of preferred (other than Series F) or common stock receives any dividends. Thereafter, the Series M convertible preferred stock participates with the common stock in the issuance of any dividends on a per share basis. The Series M convertible preferred stock will have the right to veto the payment of dividends on any other class of stock.

The basis for conversion shall be adjusted upon the occurrence of certain events, including without limitation, issuance of stock dividends, recapitalization of the Company or the issuance of stock by the Company at less than the fair market value thereof. At December 31, 2000, the conversion price of the Series M convertible preferred stock was $1.48 (and $1.25 in January
2001) as a result of shares of Series N preferred stock being converted at that price. The Series M convertible preferred stock will vote with the common stock on an as-converted basis on all matters which are submitted to a vote of the stockholders, except as may otherwise be provided by law or by the Company's Articles of Incorporation or By-Laws; provided, however, that the Series M convertible preferred stockholders will have the right to appoint two members of the Company's board of directors. Furthermore, the Series M convertible preferred stockholders shall have the right to be redeemed at fair market value in the event of a change of control of the Company, shall have preemptive rights to purchase securities sold by the Company, and shall have the right to preclude the Company from engaging in a variety of business matters without the concurrence of Winter Harbor, including without limitation: mergers, acquisitions and disposition of corporate assets and businesses, hiring or discharging key employees and auditors, transactions with affiliates, commitments in excess of $500,000, the adoption or settlement of employee benefit plans and filing for protection from creditors. As of December 31, 2000, all 4,400 shares of the Company's Series M convertible preferred stock remain issued and outstanding.

Because the above redemption provisions are not entirely within the control of the Company, the Series M convertible preferred stock is presented as a separate line item above stockholders' deficit. All of the Series M convertible preferred stock was converted into common shares of the Company in March 2001 (See Note 16
- Subsequent Events).

On July 9, 1998 the Company obtained a $10,000,000 equity investment, net of $530,000 in closing costs, from JNC Opportunity Fund Ltd. ("JNC"). Under the original terms of the equity investment, JNC purchased 1,000 shares of the Company's newly created 5% Series E convertible preferred stock, which were convertible into the Company's common stock. In addition, JNC obtained a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $5.873 (equal to 120% of the market price of the Company's publicly traded common shares as of the date of closing).

On July 28, 1998, the terms of the JNC equity investment were amended to provide a floor to the conversion price, and to effect the amendment the Company created a 5% Series F convertible preferred stock for which the Series E preferred shares originally issued to JNC were exchanged one for one. Pursuant to the amendment, the Series F preferred shares were originally convertible into common shares at a conversion price of the lesser of $4.00 per common share or 87% of the moving average market price of the Company's common shares at the time of conversion, subject to a $1.25 floor. JNC also received an additional warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per common share. See "Note 11 - Legal Proceeding" for additional information relating to the Series F preferred stock and settlement with JNC.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 12 - STOCKHOLDERS' EQUITY, CONTINUED

In certain instances, including a change in control of the Company in excess of 33% ownership and if the Company's common stock is not listed on NASDAQ or a subsequent market or is suspended for more than three non-consecutive trading days, the holders of the Series F preferred stock may require that the Company redeem their Series F preferred stock. Because these redemption provisions were not entirely within the control of the Company, Series F preferred stock was presented as a separate line item above stockholders' deficit as of December 31, 1999.

In addition, the Company issued warrants to purchase 75,000 shares of the Company's common stock at a price of $4.89 per share to two individuals as a brokerage fee in connection with the JNC equity investment.

During 2000, 1999 and 1998, JNC converted 248, 750 and 2 shares of Series F redeemable preferred stock into 1,104,972, 3,518,051 and 10,004 shares of common stock, respectively. In addition, during 2000, 1999 and 1998, JNC was paid a stock dividend of 87,477, 165,220 and 240 shares of common stock, respectively, on the converted shares. As of December 31, 2000, all of the Series F redeemable preferred stock had been converted.

On July 23, 1999, the Company completed its offering of 20,000 shares of Series N preferred stock. The offering was fully subscribed through cash subscriptions and the Company exercised its rights to exchange notes payable to Winter Harbor of $8,000,000 and $4,000,000, plus accrued interest. In total the Company received $7,281,086 in cash (before expenses of $486,679) and exchanged $12,718,914 in debt and accrued interest. The Series N conversion price was initially set at $2.78. The conversion rate was adjusted to $1.48 as of December 31, 2000 and $1.25 in January 2001 based on 110% of the average trading price for any 20 day period following the date that Series N preferred stock is first issued subject to a floor of $1.25. The Series N preferred stock votes with the common stock on an as converted basis and is senior to all other preferred stock of the Company, except that the Series N preferred stock will in all rights be equal in seniority to the already outstanding Series F preferred stock. Dividends will be paid on an as converted basis equal to common stock dividends.

During 2000 and 1999, holders of the Series N preferred stock converted 1,129 and 3,685 of those shares into 467,169 and 1,413,369 shares of common stock, respectively, at conversion prices ranging between $2.78 and $1.64

As the conversion price of the Series N preferred stock at issuance was less than the market price, the Company recognized a $6,978,417 deemed preferred stock dividend in the third quarter of 1999. All shares of Series N preferred stock held by Winter Harbor were converted into common stock of the Company in March 2001 (see Note 16 - Subsequent Events).

At December 31, 2000, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued. Dividends in arrears at December 31, 2000 were $602,702 and $4,543,187 for Series C and M preferred stock, respectively.

COMMON STOCK

On April 14, 1999, the shareholders approved an amendment to the Articles of Incorporation increasing the authorized common stock from 75,000,000 shares to 150,000,000 shares.


NOTE 13 - STOCK-BASED COMPENSATION PLANS

At December 31, 2000, the Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed option plans

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans and based on the incremental fair value associated with the repricing of options consistent with the method outlined by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated as follows:

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


NOTE 13 - STOCK-BASED COMPENSATION PLANS, CONTINUED

                                                       2000                 1999                1998
                                                  --------------       --------------       --------------
Net loss as reported                              $  (25,752,178)      $  (24,659,288)      $  (27,958,079)
                                                  ==============       ==============       ==============
Net loss pro-forma                                $  (33,262,209)      $  (33,442,845)      $  (38,224,529)
                                                  ==============       ==============       ==============
Basic and diluted loss per share as reported      $        (1.03)      $        (1.57)      $        (2.14)
                                                  ==============       ==============       ==============
Basic and diluted loss per share pro-forma        $        (1.25)      $        (1.98)      $        (2.73)
                                                  ==============       ==============       ==============

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 102%, 97% and 103% in 2000, 1999, and 1998, respectively, risk free rates ranging from 4.67% to 6.83%, 4.35% to 6.08% and 4.26% to 5.67% in 2000, 1999, and 1998, respectively, expected lives of 3 years for each year, and dividend yield of zero for each year.

                                                             2000                       1999                      1998
                                                   ------------------------   ------------------------   ------------------------
                                                                   Weighted                   Weighted                   Weighted
                                                    Options        Average     Options        Average     Options        Average
                                                      and          Exercise      and          Exercise      and          Exercise
                                                    Warrants         Price     Warrants        Price      Warrants        Price
                                                   ----------      --------   ----------      --------   ----------      --------
Outstanding at beginning of year                   41,945,091       $ 2.67    30,265,670       $ 4.54    20,998,872       $ 4.68
Granted                                             5,508,339         4.13    12,138,246         2.18     9,978,671         5.48
Exercised                                          (1,612,231)        3.10       (74,280)        2.03      (399,540)        1.71
Expired                                              (180,144)        3.56      (301,462)        3.59      (145,834)        5.42
Forfeited                                            (306,063)        3.40       (83,083)        4.13      (166,499)        6.67
                                                   ----------       ------    ----------       ------    ----------       ------
Outstanding at end of year                         45,354,992       $ 2.57    41,945,091       $ 2.67    30,265,670       $ 4.54
                                                   ==========       ======    ==========       ======    ==========       ======
Options and warrants exercisable
         at year end                               38,662,539                 37,074,871                 24,479,374
                                                   ==========                 ==========                 ==========
Weighted-average fair value of options
        and warrants granted during the year                        $ 2.25                     $ 2.61                     $ 4.69
                                                                    ======                     ======                     ======

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2000.

                            Options           Weighted           Weighted                      Weighted
                         and Warrants          Average           Average          Number       Average
                         Outstanding          Remaining          Exercise       Exercisable    Exercise
Exercise price           at 12/31/00         Life (years)         Price         at 12/31/00     Price
---------------          ------------        --------------      --------       -----------    --------
$0.875 to $2.50           29,788,741            5.08              $1.66          29,419,746      $1.65
$2.56 to $3.88             5,095,837            8.69               2.88           2,709,461       2.91
$3.90 to $4.94             6,223,638            6.18               3.92           5,647,706       3.90
$5.06 to $13.88            4,246,773            7.03               6.66             885,626       6.57
                          ----------           -----              -----         -----------      -----
                          45,354,989            5.82              $2.57          38,662,539      $2.18
                          ==========           =====              =====         ===========      =====

1997 RECRUITMENT STOCK OPTION PLAN

In October 2000, the shareholders of the Company approved an amendment of the 1997 Recruitment Stock Option Plan which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (SARs) up to an aggregate of 7,400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company's Board of Directors; however, in all instances the exercise price is never less than the fair market value of the Company's common stock on the date the option is granted.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 13 - STOCK-BASED COMPENSATION PLANS, CONTINUED

As of December 31, 2000, there were incentive stock options to purchase 2,951,045 shares of the Company's common stock and non-qualified stock options to purchase 1,038,208 shares of the Company's common stock outstanding. The outstanding options vest over three years at exercise prices of $1.19 to $13.88 per share. Options issued under the plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the plan. During 2000, 1999 and 1998, options to purchase 439,542, 126,042 and 228,500 shares of common stock, respectively, were forfeited or expired. During 2000 options to purchase 411,420 shares of common stock were exercised.

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

As of December 31, 2000, options for the purchase of 7,669 shares of common stock at prices ranging from $0.875 to $3.875 per share were outstanding, all of which are exercisable. In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the plan; however, outstanding options granted under the plan will continue to be governed by the terms thereof until exercise or expiration of such options. In 2000, options to purchase 500 shares of common stock were exercised.

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

The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis to each member of the Board of Directors then serving to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 190,000 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2000, options to purchase 170,000 shares of common stock at prices ranging from $1.00 to $1.25 per share are outstanding and exercisable. No options were granted or exercised under this plan in 1998, 1999 or 2000.

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares,

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 13 - STOCK-BASED COMPENSATION PLANS, CONTINUED

treasury shares or both. The Company has 400,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2000, options to purchase 182,750 shares of common stock with an exercise price of $3.90 are outstanding under the 1995 Employee Plan. During 2000, 1999 and 1998, options to purchase 3,333, 45,834 and 23,833 shares, respectively, of common stock were forfeited or expired. Options to purchase 94,250 shares of common stock were exercised in 2000.

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

In April 1996, the Company approved the issuance of 1,000,000 options to John Edwards as part of his employment agreement. The options vest over a three-year period and expire in 2006 and have an option price of $3.90.

On July 1, 1996, the Company approved the issuance of options to purchase 1,500,000 and 500,000 shares of common stock to Clay Wilkes and Alex Radulovic respectively as part of their employment agreements. Each option has an exercise price of $7.00 per share, vesting in 25% increments in the event that the average closing bid price of a share of the Company's common stock for five consecutive trading days exceeds $10, $15, $20 and $25, respectively. Each option becomes exercisable (to the extent vested) on June 30, 1997, vests in its entirety on June 30, 2001 and lapses on June 30, 2002. As of December 31, 2000, 500,000 of the options had vested.

In September 1996, the Company closed a private placement offering of Series C preferred stock. As a result of this transaction, the Company issued warrants to purchase 750,000 shares of common stock at an exercise price of $2.50 (reset to $1.48 as of December 31, 2000) per share as compensation to the Placement Agent. These warrants expire on August 20, 2001. During 2000, 1999 and 1998, warrants to purchase 417,061, 73,050 and 46,477 shares of common stock were exercised, respectively. As of December 31, 2000 there were 177,259 Placement Agent warrants outstanding.

John Edwards agreed to amend his employment contract on August 21, 1996, which reduced his salary. In consideration of the salary reduction, the Company granted him options, which vested immediately, to purchase 250,000 shares of common stock. The options have a term of 10 years and an exercise price of $3.90.

In October 1996 the Company agreed to issue options to purchase 250,000 shares of common stock each to William Flury and Karl Ryser Jr. pursuant to their employment agreements. The options vested quarterly over a three-year period and expire in 2006 and have an exercise price of $3.90. In 2000, 250,000 options were exercised.

During 1997, the Company issued options to purchase 1,210,000 shares of common stock (210,000 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $4.875 to $8.438 (repriced to $3.90 on December 13, 1998), which was based on the closing price of the stock at the grant date. The fair value of the options issued was recorded as deferred compensation of $4,757,134 to be amortized over the expected period the services were to be provided. As a result of the repricing, the Company recorded additional deferred compensation expense totaling $262,200 (of which $21,103, $44,364 and $196,733 was expensed in 2000, 1999 and 1998, respectively), representing the incremental fair value of the repriced options over the original options. During 2000, 1999 and 1998, $279,150, $852,714 and $1,157,901,
respectively, of the deferred compensation was amortized to expense. During 2000, 1999 and 1998, options to purchase 91,000, 16,669 and 60,000, respectively, shares of common stock expired. During 2000, 169,000 options were exercised. The remaining options must be exercised within ten years of the grant date.

During 1997, the Company issued non-qualified options to purchase 2,295,000 shares of common stock to certain executive employees. The options must be exercised within ten years of the grant date and have an exercise price of $3.90. During 2000 and 1999, options to purchase 0 and 66,670 shares of common stock, respectively, were forfeited. During 2000, options to purchase 78,000 shares of common stock were exercised.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 13 - STOCK-BASED COMPENSATION PLANS, CONTINUED

During 1998, the Company issued non-qualified options to purchase 935,000 shares of common stock to certain executive employees at exercise prices ranging from $2.563 to $3.125, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. During 2000 and 1999, options to purchase 43,332 and 58,333 shares of common stock, respectively, were forfeited. During 2000, options to purchase 4,000 shares of common stock were exercised.

During 1999, the Company issued non-qualified options to purchase 655,000 shares of common stock to certain executive employees at exercise prices ranging from $2.50 to $3.563, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. During 2000, options to purchase 230,000 shares of common stock were exercised.

During 1999, the Company issued non-qualified options to purchase 200,000 shares of common stock to a consultant at an exercise price of $3.00, which was based on the closing price of the stock at the grant date. The fair value of the options issued was recorded as deferred compensation of $300,000 to be amortized over the expected period the services were to be provided. During 2000 and 1999 deferred compensation of $137,500 and $162,500, respectively, was amortized to expense.

During 2000, the Company issued non-qualified options to purchase 2,585,000 shares of common stock to certain executive employees at exercise prices ranging from $2.75 to $6.375, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date.

Subsequent to December 31, 2000 and prior to March 15, 2001 approximately 1,900,000 employee options to purchase common stock were forfeited due to termination of employment.

During 2000 the Company obtained approval from its shareholders to establish the 2000 Employee Stock Purchase Plan. This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages. The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company's stock on the first or last day of each quarter. This plan was approved by the Board of Directors, subject to shareholder approval, and was effective beginning the third quarter of this year. The Company issued 23,494 shares to employees based upon payroll withholdings during 2000.


NOTE 14 - SEGMENT OF BUSINESS REPORTING

The Company's three reportable segments are as follows:

- Telecommunications services - includes long-distance toll services and enhanced calling features such as V-Link(TM). The telecommunications services products are marketed primarily to residential and small business customers.

- Marketing services - includes training and promotional materials to IRs in the network marketing sales channel and WebCentre set-up and monthly recurring fees. Additionally, revenues are generated from registration fees paid by IRs to attend regional and national sales conferences. This revenue source was terminated in February 2000.

- Technology licensing and development - provides research and development to enhance the Company's product and technology offerings. Products developed by this segment include V-Link(TM), Indavo(TM), and other proprietary technology. The Company licenses certain developed technology to third party users, such as Lucent, Brooktrout and others.

With the Company's shift in focus from retail to wholesale sales in February 2000, revenues from Big Planet amounted to 61% of telecommunication services revenue from February 2000 through the end of the year. The percentage of telecommunication services revenue from Big Planet during the fourth quarter amounted to 46% of fourth quarter revenue due to the addition of a new large wholesale customer. As a result of financial uncertainty with I-Link in January and February of 2001 resulting from Red Cube not funding the Company, and prior to the Counsel Corporation transaction in March 2001, Big Planet was uncertain as to the ability of I-Link to continue operations. Therefore, Big Planet signed an

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 14 - SEGMENT OF BUSINESS REPORTING, CONTINUED

agreement to transition their unified messaging (V-Link(TM)) business to another company. They anticipate the possibility of moving the customers in the third or fourth quarter of 2001 if the new unified messaging vendor achieves certain milestone of product features, billing capabilities and service development. Additionally, Big Planet is evaluating new I-Link products for release in the first half of 2001. The Company cannot predict what future telecommunication services revenue from this customer may be. The percentage of telecommunication services revenue from another large customer during the fourth quarter was 32%. Telecommunication services revenue from this customer in the first quarter of 2001 is expected to decrease compared to the fourth quarter of 2000 by approximately 50% as the customer transferred some of their traffic to other carriers due to our financial condition in the early 2001 prior to the Counsel Corporation agreement. The Company cannot predict what future telecommunication services revenue from this customer may be.

There are no intersegment revenues. The Company's business is conducted principally in the U.S.; foreign operations are not material. The table below presents information about net loss and segment assets used by the Company as of and for the year ended December 31:

                                           For the Year Ending December 31, 2000
                                           ------------------------------------------------------------------------
                                                                                     Technology           Total
                                           Telecommunication      Marketing        Licensing and        Reportable
                                                Services          Services           Development          Segments
                                           -----------------     ------------      --------------      ------------
Revenues from external customers              $ 20,567,000       $    464,000       $  9,373,000       $ 30,404,000
Interest revenue                                        --                 --                 --                 --
Interest expense                                    16,000                 --                 --             16,000
Depreciation and amortization expense            2,409,000             15,000             98,000          2,522,000
Segment income (loss)                          (10,599,000)          (204,000)         3,218,000         (7,585,000)

Other significant non-cash items:
        Amortization of deferred
           compensation on stock options                --                 --                 --                 --
        Provision for doubtful accounts            113,000                 --                 --            113,000

Expenditures for segment assets                  5,528,000                 --              8,000          5,536,000

Segment assets                                  14,832,000                 --            201,000         15,033,000

                                           For the Year Ending December 31, 1999
                                           ------------------------------------------------------------------------
                                                                                     Technology           Total
                                           Telecommunication      Marketing        Licensing and        Reportable
                                                Services          Services           Development          Segments
                                           -----------------     ------------      --------------      ------------
Revenues from external customers              $ 26,440,000       $  3,673,000          2,507,000       $ 32,620,000
Interest revenue                                        --                 --                 --                 --
Interest expense                                    51,000                 --                 --             51,000
Depreciation and amortization expense            2,128,000            115,000            115,000          2,358,000
Segment loss                                    (1,818,000)        (2,456,000)        (1,472,000)        (5,746,000)
Other significant non-cash items:
        Amortization of deferred
           compensation on stock options           163,000            557,000                 --            720,000
        Provision for doubtful accounts          3,703,000                 --                 --          3,703,000

Expenditures for segment assets                  3,191,000            282,000            282,000          3,755,000
Segment assets                                   8,423,000            620,000          1,464,000         10,507,000

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 14 - SEGMENT OF BUSINESS REPORTING, CONTINUED

                                           For the Year Ending December 31, 1998
                                           ------------------------------------------------------------------------
                                                                                     Technology           Total
                                           Telecommunication      Marketing        Licensing and        Reportable
                                                Services          Services           Development          Segments
                                           -----------------     ------------      --------------      ------------
Revenues from external customers              $ 19,635,000       $  4,548,000       $  1,466,000       $ 25,649,000
Interest expense                                    63,000                 --                 --             63,000
                                                   127,000                 --                 --            127,000
Depreciation and amortization expense              827,000             30,000             35,000            892,000
Segment loss                                    (5,258,000)        (1,332,000)        (1,823,000)        (8,413,000)

Other significant non-cash items:
        Amortization of deferred
           compensation on stock options                --            706,000                 --            706,000
        Provision for doubtful accounts          3,161,000                 --                 --          3,161,000
Expenditures for segment assets                  1,012,000             46,000             56,000          1,114,000
Segment assets                                   7,006,000            115,000            883,000          8,004,000



The following table reconciles reportable segment information to the consolidated financial statements of the Company:

                                                                              2000               1999                1998
                                                                           ------------       ------------       ------------
Total interest revenue for reportable segments                             $         --       $         --       $     63,000
Unallocated interest revenue from corporate accounts                            487,000            179,000            207,000
                                                                           ------------       ------------       ------------
                                                                           $    487,000       $    179,000       $    270,000
                                                                           ============       ============       ============
Total interest expense for reportable segments                             $     16,000       $     51,000       $    127,000
Unallocated amortization of discount on notes payable                                --          3,361,000          7,405,000
Unallocated interest expense associated with issuance of
    convertible debt                                                                 --                 --                 --
Unallocated interest expense from related party debt                          1,054,000          1,571,000            851,000
Other unallocated interest expense from corporate debt                          433,000            103,000             21,000
                                                                           ------------       ------------       ------------
                                                                           $  1,503,000       $  5,086,000       $  8,404,000
                                                                           ============       ============       ============
Total depreciation and amortization for reportable segments                $  2,523,000       $  2,358,000       $    892,000
Unallocated amortization expense from intangible assets                       2,612,000          2,894,000          2,894,000
Other unallocated depreciation from corporate assets                          1,264,000            231,000            407,000
                                                                           ------------       ------------       ------------
                                                                           $  6,399,000       $  5,483,000       $  4,193,000
                                                                           ============       ============       ============
Total segment loss                                                         $ (7,585,000)      $ (5,746,000)      $ (8,413,000)
Unallocated non-cash amount in consolidated net loss:
        Amortization of discount on notes payable                                    --         (3,361,000)        (7,405,000)
        Loss on write-off and disposal of certain assets                             --         (1,847,000)                --
        Litigation settlement expense                                          (640,000)                --                 --
        Amortization of deferred compensation on stock options issued
               for services                                                    (542,000)          (296,000)          (452,000)
        Amortization of intangible assets                                    (2,612,000)        (2,894,000)        (2,894,000)
        Acquired in-process research and development                                 --                 --                 --
Other corporate expenses                                                    (14,373,000)       (10,016,000)        (8,616,000)
                                                                           ------------       ------------       ------------
                                                                           $(25,752,000)      $(24,160,000)      $(27,780,000)
                                                                           ============       ============       ============

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 14 - SEGMENT OF BUSINESS REPORTING, CONTINUED

                                                                            2000             1999             1998
                                                                         -----------      -----------      -----------
Total amortization of deferred compensation for reportable segments      $        --      $   720,000      $   706,000
Unallocated amortization of deferred compensation                            542,000          296,000          452,000
                                                                         -----------      -----------      -----------
                                                                         $   542,000      $ 1,016,000      $ 1,158,000
                                                                         ===========      ===========      ===========
Expenditures for segment long-lived assets                               $ 5,536,000      $ 3,755,000      $ 1,114,000
Unallocated expenditures for development of information systems                   --               --        1,723,000
Other unallocated expenditures for corporate assets                           93,000          703,000          422,000
                                                                         -----------      -----------      -----------
                                                                         $ 5,629,000      $ 4,458,000      $ 3,259,000
                                                                         ===========      ===========      ===========
Segment assets                                                           $15,033,000      $10,507,000      $ 8,004,000
Intangible assets not allocated to segments                                3,939,000        6,551,000        9,420,000
Furniture, fixtures and equipment not allocated to segments                  954,000        1,240,000        1,496,000
Software and information systems not allocated to segments                   443,000          228,000        2,476,000
Net assets of discontinued operations                                             --               --          417,000
Other assets not allocated to segments                                       809,000        3,132,000        2,042,000
                                                                         -----------      -----------      -----------
                                                                         $21,178,000      $21,658,000      $23,855,000
                                                                         ===========      ===========      ===========

NOTE 15 - COMMITMENTS

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into employment and consulting agreements with eight employees, primarily executive officers and management personnel. These agreements generally continue over the entire term unless terminated by the employee or consultant of the Company, and provide for salary continuation for a specified number of months. Certain of the agreements provide additional rights, including the vesting of unvested stock options in the event a change of control of the Company occurs or termination of the contract without cause. The agreements contain non-competition and confidentiality provisions. As of December 31, 2000, if the contracts were to be terminated by the Company, the Company's liability for salary continuation would be approximately $1,165,000.


NOTE 16 - SUBSEQUENT EVENTS

TRANSACTIONS WITH WINTER HARBOR:

On March 1, 2001, Winter Harbor elected to convert a note payable from I-Link for $7,768,000 plus accrued interest of $2,537,072 ($2,376,498 as of December 31, 2000) into 4,122 shares of Series M convertible preferred stock of I-Link as allowed under the original loan agreement. Upon conversion of the debt, the company issued 5,000,000 warrants to Winter Harbor as required under the loan agreement.

On March 1, 2001 the Company entered into a Warrant Exchange Agreement with Winter Harbor. Pursuant to the terms and provisions of this Agreement, Winter Harbor agreed to assign, transfer, convey and deliver to I-Link warrants to acquire 33,540,000 (including 5,000,000 warrants issued upon conversion of the convertible debt discussed above) shares of common stock of I-Link beneficially owned by Winter Harbor in exchange for the issuance by I-Link to Winter Harbor of 5,000,000 shares of I-Link's common stock.

TRANSACTIONS WITH COUNSEL:

On March 1, 2001 I-Link entered into a Senior Convertible Loan and Security Agreement, (the "Loan Agreement") with Counsel Communications, LLC, ("Counsel LLC") and a wholly-owned subsidiary of Counsel Corporation, (collectively, "Counsel"). Pursuant to the terms and provisions of the Loan Agreement, Counsel LLC agreed to make periodic loans to I-

                      I-LINK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

NOTE 16 - SUBSEQUENT EVENTS, CONTINUED

Link in the aggregate principal amount not to exceed $10,000,000. Of that amount, $3,000,000 was available to I-Link immediately upon the execution of the Loan Agreement. The $10,000,000 capital investment is structured as a 3-year note convertible with interest at 9% per annum, compounded quarterly. Counsel LLC can convert the loan into shares of common stock of I-Link at a conversion price of $0.56 per common share. At any time after September 1, 2002, the outstanding debt including accrued interest shall automatically convert into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $1.00 per share. The conversion price is subject to adjustment in accordance with the terms and provisions of the Loan Agreement. The Loan Agreement provides for traditional anti-dilution protection and is subject to certain events of default. Proceeds to the Company will be $10,000,000 less debt issuance costs of approximately $700,000.

By executing the above Loan Agreement, I-Link granted Counsel LLC a first priority security interest in all of I-Link's assets owned at the time of the execution of the Loan Agreement or subsequently acquired, including but not limited to I-Link's accounts receivable, general intangibles, inventory, equipment, books and records, and negotiable instruments held by the Company (collectively, the "Collateral"). The Loan Agreement also included demand registration rights for common stock issuable upon conversion of the Loan Agreement.

In addition to the foregoing agreements, I-Link and Counsel LLC executed a Securities Support Agreement, dated March 1, 2001 (the "Support Agreement") for the purpose of providing certain representations and commitments by I-Link to Counsel LLC as an inducement to Counsel to enter into a separate agreement with Winter Harbor and First Media, L.P, a limited partnership and the parent company of Winter Harbor (collectively, the "Winter Harbor Parties") (the "Securities Purchase Agreement"). I-Link was not a party to the Securities Purchase Agreement. In accordance with the terms and provisions of the Securities Purchase Agreement, Counsel agreed to purchase from the Winter Harbor Parties all of the debt and equity securities in I-Link, including shares of Series M and Series N preferred stock of I-Link, beneficially owned by the Winter Harbor Parties for an aggregate consideration of $5,000,000.

I-Link's commitments to Counsel LLC set forth in the Support Agreement included I-Link's agreement to appoint two designees of Counsel, reasonably acceptable to the Company, to the Board of Directors of I-Link. The Company also agreed that immediately following the initial funding (which was received in March 2001) of the Loan Note, I-Link would solicit the proxies of I-Link's shareholders to elect three additional nominees designated by Counsel, thus, increasing the size of the Company's Board of Directors to nine members.

Under the Support Agreement, I-Link also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications Inc. (a subsidiary of Counsel LLC) into I-Link. The merger has not yet taken place nor have the terms been determined under which the merger may take place. Nexbell is a designated Cisco Powered Network member in the VoIP category and operates a private, managed packet telephony network delivering packet voice services to over 400 metropolitan areas in the United States.

On March 7, 2001, as part of the agreements discussed above, Counsel converted all of the Series M and N convertible preferred stock it obtained from Winter Harbor into 61,966,057 shares of I-Link's common stock. The Series N shares were converted at equivalent of $1.25 per common share and Series M at $.56 per common share, in accordance with their respective conversion features.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of I-Link Incorporated and Subsidiaries:


In our opinion, the accompanying financial statement schedule is fairly stated in all material respects in relation to the basic financial statements, taken as a whole, of I-Link Incorporated and subsidiaries for the years ended December 31, 2000, 1999 and 1998, which are covered by our report dated March 19, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements.



PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 19, 2001

                      I-LINK INCORPORATED AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                      Balance at     Charged to                    Balance at
                                      Beginning      Costs and                       End of
         Description                  of Period       Expenses    Deductions (a)    Period
--------------------------------      ----------     ----------   --------------   ---------
Allowance for doubtful accounts:
        December 31, 1998             1,385,000      3,160,621      2,604,621      1,941,000
        December 31, 1999             1,941,000      3,703,077      3,855,077      1,789,000
        December 31, 2000             1,789,000        113,168      1,801,503        100,665


-----------------
(a) For the allowance for doubtful accounts represents amounts written off as uncollectible and recoveries of previously reserved amounts.