Form 10-Q
period 2001-03-31
I LINK INC
filed 2001-05-17
CIK 849145

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                 --------------

As of May 7, 2001, the registrant had outstanding 112,569,863 shares of $0.007 par value common stock.

PART I - FINANCIAL INFORMATION

                      I-LINK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           ASSETS                           March 31, 2001             December 31,
                                                                             (Unaudited)                   2000
                                                                            --------------             ------------
Current assets:
   Cash and cash equivalents                                                 $   2,701,648             $   2,155,628
   Accounts receivable, less allowance for doubtful
      accounts of $75,496 and $100,665 as of
      March 31, 2001 and December 31, 2000, respectively                         1,851,182                 3,357,856
   Certificates of deposit - restricted                                             53,500                    53,500
   Other current assets                                                            299,302                   332,391
                                                                             -------------             -------------
       Total current assets                                                      4,905,632                 5,899,375

Furniture, fixtures, equipment and software, net                                10,133,925                10,983,273

Other assets:
   Intangible assets, net                                                        3,391,489                 3,939,226
   Certificates of deposit - restricted                                            220,000                   222,636
   Other assets                                                                    676,619                   612,982
                                                                             -------------             -------------
                                                                             $  19,327,665             $  21,657,492
                                                                             =============             =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                          $   2,759,821             $   5,370,490
   Accrued liabilities                                                           3,698,861                 3,327,900
   Unearned revenue                                                             14,885,541                14,885,592
   Notes payable                                                                 2,267,060                   785,971
   Notes payable to related parties                                                     --                 7,768,000
   Accrued interest on notes payable to a related party                                 --                 2,376,498
   Current portion of obligations under capital leases                           1,465,091                 1,445,690
                                                                             -------------             -------------
       Total current liabilities                                                25,076,374                35,960,141

Notes payable                                                                      785,634                   796,662
Note payable - related party, net of discount                                    4,120,664                        --
Unearned revenue                                                                   416,667                 1,666,667
Obligations under capital leases                                                   304,296                   338,263
                                                                             -------------             -------------
                                                                                30,703,635                38,761,733
                                                                             -------------             -------------
Commitments and contingencies (Note 7)

Redeemable preferred stock - Class M                                                    --                11,734,820
                                                                             -------------             -------------
Stockholders' deficit:
   Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 10,018 and 24,435 at March 31, 2001 and December 31, 2000, respectively, liquidation preference
      of $1,837,409 at March 31, 2001                                              100,180                   244,350
   Common stock, $.007 par value, authorized 150,000,000 shares, issued and outstanding 95,111,665 and 28,136,506 at
      March 31, 2001 and December 31, 2000, respectively                           665,783                   196,957
   Additional paid-in capital                                                  114,164,734               106,622,114
   Accumulated deficit                                                        (126,306,667)             (135,902,482)
                                                                             -------------             -------------
      Total stockholders' deficit                                              (11,375,970)              (28,839,061)
                                                                             -------------             -------------
                                                                             $  19,327,665             $  21,657,492
                                                                             =============             =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                             2001                  2000
                                                                         ------------          ------------
Revenues:
   Telecommunication services                                            $  4,127,856          $  5,287,208
   Marketing services                                                              --               464,354
   Technology licensing and development                                     1,436,899             4,506,500
   Other                                                                      666,583               701,103
                                                                         ------------          ------------
      Total revenues                                                        6,231,338            10,959,165
                                                                         ------------          ------------

Operating costs and expenses:
   Telecommunication network expense                                        5,728,641             6,113,062
   Marketing services                                                              --               349,034
   Selling, general and administrative                                      3,579,781             3,919,088
   Provision for doubtful accounts                                             52,283               325,716
   Depreciation and amortization                                            1,484,133             1,488,889
   Research and development                                                 1,066,758               832,912
                                                                         ------------          ------------
      Total operating costs and expenses                                   11,911,596            13,028,701
                                                                         ------------          ------------

Operating loss                                                             (5,680,258)           (2,069,536)
                                                                         ------------          ------------

Other income (expense):
   Interest expense                                                          (266,203)             (443,842)
   Interest and other income                                                   29,803                37,827
   Settlement expense                                                              --            (1,359,950)
                                                                         ------------          ------------
      Total other income (expense)                                           (236,400)           (1,765,965)
                                                                         ------------          ------------

           Net loss                                                      $ (5,916,658)         $ (3,835,501)
                                                                         ============          ============

CALCULATION OF NET INCOME (LOSS) PER COMMON SHARE:

Net loss                                                                 $ (5,916,658)         $ (3,835,501)
Cumulative preferred stock dividends not paid in current period               (10,947)             (407,393)
Dividends accrued and paid on Class M redeemable preferred stock             (269,027)                   --
Dividends paid on Class F redeemable preferred stock                               --               (18,214)

Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial
   conversion features                                                     15,512,473                    --
                                                                         ------------          ------------
      Income (loss) applicable to common stock                           $  9,315,841          $ (4,261,108)
                                                                         ============          ============
Basic and diluted weighted average shares outstanding                      47,079,855            24,901,536
                                                                         ============          ============
      Net income (loss) per common share - basic and diluted:            $       0.20          $      (0.17)
                                                                         ============          ============

              The accompanying notes are an integral part of these
                    consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                   Preferred Stock              Common Stock
                                                 ---------------------     ------------------------
                                                                                                        Additional
                                                                                                         Paid-in       Accumulated
                                                 Shares       Amount         Shares         Amount       Capital          Deficit
                                                 -------     ---------     -----------     --------    ------------   -------------
BALANCE AT DECEMBER 31, 2000                      24,435     $ 244,350      28,136,506     $196,957    $106,622,114   $(135,902,482)

Conversion of convertible debt and
   accrued interest into Class M
   mezzanine preferred stock and
   common warrants (Note 4)                                                                               6,377,673

Repurchase of Class M mezzanine
  preferred stock (Note 2)

Repurchase of Class N preferred stock            (14,404)     (144,040)                                 (14,164,060)

Net contribution from repurchase/
   settlement of shareholders of
   Class M and Class N preferred stock                                                                   (5,000,000)     30,292,319

Contingent beneficial conversion
   feature on Class N preferred stock                                                                     9,779,846      (9,779,846)

Issuance of common shares to related
   party to repurchase warrants outstanding                                  5,000,000       35,000         (35,000)

Reissuance and conversion of Class M
   redeemable preferred stock into
   common stock                                                             50,442,857      353,100       3,696,900

Reissuance and conversion of Class N
   preferred stock into common stock                                        11,523,159       80,662         869,338

Beneficial conversion feature on the
   reissuance of Class M and Class N
   preferred stock                                                                                        5,000,000      (5,000,000)

Other conversions of Class N preferred
   stock into common stock                           (13)         (130)          9,143           64              66

Beneficial conversion feature on certain
   convertible notes payable to related party                                                             1,017,857

Net loss                                                                                                                 (5,916,658)
                                                 -------     ---------     -----------     --------    ------------   -------------
BALANCE AT MARCH 31, 2001                         10,018     $ 100,180      95,111,665     $665,783    $114,164,734   $(126,306,667)
                                                 =======     =========     ===========     ========    ============   =============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                       -------------------------------
                                                                                           2001               2000
                                                                                       ------------       ------------
Cash flows from operating activities:

   Net loss                                                                            $ (5,916,658)      $ (3,835,501)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      1,484,133          1,488,889
       Provision for doubtful accounts                                                       52,283            325,716
       Amortization of discount on notes payable to a related party                          29,822                 --
       Amortization of deferred compensation on stock options issued for services                --            191,964
       Increase (decrease) from changes in operating assets and liabilities:
            Accounts receivable                                                           1,454,391           (631,469)
            Other assets                                                                    (27,912)            (4,137)
            Unearned revenue                                                                    (51)                --
            Accounts payable, accrued liabilities and interest                           (1,819,238)           486,969
       Discontinued operations - noncash charges and working capital changes                     --             72,639
                                                                                       ------------       ------------
                     Net cash used in operating activities                               (4,743,230)        (1,904,930)
                                                                                       ------------       ------------
Cash flows from investing activities:
   Purchases of furniture, fixtures, equipment and software                                 (87,048)        (1,526,367)
                                                                                       ------------       ------------
                     Net cash used in investing activities                                  (87,048)        (1,526,367)
                                                                                       ------------       ------------
Cash flows from financing activities:
   Proceeds from note payable to related party                                            5,400,000          1,300,000
   Proceeds from advance under strategic marketing agreement                                     --          1,751,183
   Payment of long-term debt                                                                 (9,136)                --
   Payment of capital lease obligations                                                     (14,566)           (52,772)
   Proceeds from exercise of common stock warrants and options                                   --          3,311,825
                                                                                       ------------       ------------
                     Net cash provided by financing activities                            5,376,298          6,310,236
                                                                                       ------------       ------------
Increase in cash and cash equivalents                                                       546,020          2,878,939

Cash and cash equivalents at beginning of period                                          2,155,628          2,996,004
                                                                                       ------------       ------------
Cash and cash equivalents at end of period                                             $  2,701,648       $  5,874,943
                                                                                       ============       ============
Cash and cash equivalents at end of period:
   Continuing operations                                                               $  2,701,648       $  5,757,030
   Discontinued operations                                                                       --            117,913
                                                                                       ------------       ------------
       Total cash and cash equivalents at end of period                                $  2,701,648       $  5,874,943
                                                                                       ============       ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Reclassification of common stock to be issued to mezzanine                                    --       $  1,397,973
   Reclassification of Class F redeemable preferred stock from mezzanine                         --       $  2,338,785
   Conversion of notes payable to a related party and associated accrued interest
      to Class M redeemable preferred stock                                            $ 10,305,072                 --
   Reclassification of Class M redeemable preferred stock from mezzanine               $ 22,039,892                 --
   Stock options issued for services                                                             --       $     54,902


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       I-LINK INCORORATED AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 1 - DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries ("I-Link" or the "Company"). The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technologies. Telecommunications services are marketed primarily through master agent and wholesale distributor arrangements with I-Link Communications, a wholly owned subsidiary of the Company that is an FCC licensed long-distance carrier. The Company develops and licenses communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 2001 and 2000, (b) the financial position at March 31, 2001, and (c) cash flows for the three-month periods ended March 31, 2001 and 2000. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had either a net loss or no dilutive potential common shares outstanding for the three-month periods ending March 31, 2001 and 2000, basic and diluted income (loss) per share are the same.

The net income per common share basic and diluted for the three-months ending March 31, 2001 includes a net gain to retained earnings for $30,292,319 attributed to the redemption on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor as discussed in Note 3, including redemption of the beneficial conversion feature related to such preferred stock. In addition, there was a charge to retained earnings of $9,779,846 representing a contingent beneficial conversion feature on the Class N preferred stock resulting from the reset of the conversion price. The net income per common share basic and diluted also reflects a $5,000,000 charge to retained earnings for the beneficial conversion feature related to the reissuance on March 1, 2001of the Class M and Class N preferred stock to Counsel Communications, LLC.

NOTE 3 - TRANSACTIONS WITH SIGNIFICANT OWNERS

TRANSACTIONS WITH WINTER HARBOR:

On March 1, 2001, Winter Harbor elected to convert a note payable from I-Link for $7,768,000 plus accrued interest of $2,537,072 into 4,122 shares of Class M convertible redeemable preferred stock of I-Link and 5,000,000 common stock warrants under the original terms of the loan agreement. Upon conversion of the note and accrued interest, current liabilities in the amount of $10,305,072 were satisfied without use of cash.

On March 1, 2001 the Company entered into a Warrant Exchange Agreement with Winter Harbor. Pursuant to the terms and provisions of this Agreement, Winter Harbor agreed to assign, transfer, convey and deliver to I-Link, warrants to acquire

                       I-LINK INCORORATED AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 3 - TRANSACTIONS WITH SIGNIFICANT OWNERS, CONTINUED

33,540,000 (including the 5,000,000 warrants issued upon conversion of the convertible debt discussed above) shares of common stock of I-Link beneficially owned by Winter Harbor in exchange for the issuance of 5,000,000 shares of I-Link's common stock to Winter Harbor. The repurchase of the common warrants was accounted for similar to the repurchase of treasury stock.

TRANSACTIONS WITH COUNSEL:

On March 1, 2001, I-Link entered into a Senior Convertible Loan and Security Agreement, (the "Loan Agreement") with Counsel Communications, LLC, ("Counsel LLC") and a wholly-owned subsidiary of Counsel Corporation, (collectively, "Counsel"). Pursuant to the terms and provisions of the Loan Agreement, Counsel LLC agreed to make periodic loans to I-Link in the aggregate principal amount not to exceed $10,000,000. Of that amount, $5,400,000 was borrowed during the first quarter of 2001. Draw downs against the $10,000,000 Loan Agreement are structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. On May 8, 2001 the aggregate principal amount under the facility was increased to $12,000,000. Counsel LLC can convert the loan into shares of common stock of I-Link at a conversion price of $0.56 per common share. At any time after September 1, 2002, the outstanding debt including accrued interest shall automatically convert into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $1.00 per share. The conversion price is subject to adjustment in accordance with the terms and provisions of the Loan Agreement. The Loan Agreement provides for traditional anti-dilution protection and is subject to certain events of default. Total proceeds available to the Company will be $12,000,000 less debt issuance costs of $600,000, which are being amortized over three years.

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

In addition to the foregoing agreements, I-Link and Counsel LLC executed a Securities Support Agreement, dated March 1, 2001 (the "Support Agreement") for the purpose of providing certain representations and commitments by I-Link to Counsel LLC. In accordance with the terms and provisions of a separate agreement (the "Securities Purchase Agreement") with Winter Harbor and First Media L.P., a limited partnership and the parent company of Winter Harbor (collectively the "Winter Harbor Parties"), Counsel agreed to purchase from the Winter Harbor Parties all of their equity securities in I-Link, including shares of Class M and Class N preferred stock of I-Link, beneficially owned by the Winter Harbor Parties for an aggregate consideration of $5,000,000 cash.

I-Link's commitments to Counsel LLC set forth in the Support Agreement included I-Link's agreement to appoint two designees of Counsel (which was done in May
2001) to the Company's board of directors. The Company also agreed that immediately following the initial funding of the Loan agreement, I-Link would solicit the proxies of I-Link's shareholders to elect three additional nominees designated by Counsel, thus, increasing the size of the Company's board of directors to nine members.

Under the Support Agreement, I-Link also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications Inc. (a subsidiary of Counsel LLC) into I-Link. The merger was completed on April 17, 2001 (see Note 9). Nexbell is a designated Cisco Powered Network member in the VoIP category and operates a private, managed packet telephony network delivering packet voice services to over 400 metropolitan areas in the United States.

On March 7, 2001, as part of the agreements discussed above, Counsel converted all of the Class M and N convertible preferred stock it obtained from Winter Harbor for $5,000,000 into 61,966,016 shares of I-Link's common stock. The Class N shares were converted at $1.25 per common share and Class M at $.56 per common share, in accordance with their respective conversion rights.

                       I-LINK INCORORATED AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 3 -TRANSACTIONS WITH SIGNIFICANT OWNERS, CONTINUED

As a result of Counsel LLC's purchase of Winter Harbor's security holdings in I-Link, Counsel LLC became the single largest shareholder of the Company. In addition to the above transactions, Counsel Corporation and its subsidiary Counsel LLC committed to fund, through long-term intercompany advances or equity contribution, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2002.

ACCOUNTING TREATMENT OF COUNSEL AND WINTER HARBOR TRANSACTIONS:

The repurchase of Winter Harbor's 33,540,000 warrants for 5,000,000 common shares was recorded at market value of the common stock issued in the exchange amounting to $3,750,000. The repurchase was accounted for similar to the repurchase of treasury stock. Accordingly, common stock and additional paid in capital was increased by $3,750,000 which was offset by a charge to additional paid in capital of $3,715,000 to reflect the warrant repurchase. The net effect of this transaction was the recording of additional par value of $35,000 for the 5,000,000 shares issued.

As the conversion price for Class M preferred stock had dropped to $1.25 per share (from its original conversion price of $2.78), an amount reflecting the increase in the beneficial conversion feature was recorded as an increase in additional paid in capital and a charge to accumulated deficit for $9,779,846. The purchase and sale of the Class M and Class N preferred stock between Winter Harbor and Counsel, as described above, have been imputed in I-Link's financial statements as if the transactions had been effected through I-Link as a repurchase of the preferred stock from Winter Harbor and a reissuance to Counsel. Accordingly, the transaction was considered a repurchase of Winter Harbor's Class M and N preferred stock in exchange for $5,000,000. The difference between the carrying value of the Class M and N preferred stock and the $5,000,000 paid was recorded as an adjustment to retained earnings reflected in the form of a $30,292,319 contribution from settlement of these transactions between shareholders and has been reflected as such in the statement of changes in stockholders' deficit. In addition, the transaction considered that I-Link resold the Class M and N preferred stock to Counsel for $5,000,000 (Counsel's payment to Winter Harbor). However, since the conversion price on the Class M shares was below the market price on the day the transaction closed, a beneficial conversion feature was recorded as the difference between the market price of the common shares and the conversion price per share multiplied by the number of common shares into which the Class M and Class N could convert. This amount was limited to the proceeds.

The Company has also recorded a beneficial conversion feature (debt discount) in the amount of $1,017,857 on the convertible debt funded by Counsel that was received through March 31, 2001. The amount of the discount, if applicable, is calculated as the difference between the conversion price ($.56) and the market price of the common stock (if higher than the conversion price on the date funds are drawn on the loan), multiplied by the number of shares of common stock into which the note can be converted. The beneficial conversion feature is being amortized over the life of the note payable (three years).

NOTE 4 - LONG TERM DEBT

As described in Note 3, Winter Harbor elected to convert a note payable from I-Link for $7,768,000 plus accrued interest of $2,537,072 into Class M convertible redeemable preferred stock during the first quarter of 2001. The effect of this conversion was a non-cash reduction of current liabilities of $10,305,072.

As described in Note 3, the Company borrowed $5,400,000 under a $10 million loan agreement with Counsel Communications during the first quarter of 2001. Interest on the note (9% per annum) is automatically added to principal at the end of each calendar quarter. The note is convertible into I-Link's common stock at a conversion rate of $.56 per share. When the Company draws on the loan agreement and the market price of the Company's common stock is higher than the conversion rate, a debt discount is recorded equal to this beneficial conversion feature. As of March 31, 2001, the debt discount of $1,017,857 on the borrowings of $5,400,000 during the quarter is being accreted to interest expense over the term (three years) of the loan agreement. On May 8, 2001 the aggregate principal amount was increased to $12,000,000.

                       I-LINK INCORORATED AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

NOTE 5 - INCOME TAXES

The Company recognized no income tax benefit from the losses generated in 2001 and 2000 because of the uncertainty of the realization of the related deferred tax asset.

NOTE 6 - STOCK-BASED COMPENSATION PLANS

During the three months ended March 31, 2001, approximately 2,100,000 options to purchase the Company's common shares previously issued to employees expired or were forfeited. During the same three months, there were no exercises of options.

NOTE 7 - PURCHASE COMMITMENTS

The Company has an agreement with a national carrier to lease local access spans. The agreement includes minimum usage commitments of $2,160,000 in the two years beginning July 2000. If the Company were to terminate the agreement early, it would be required to pay 25 percent of any remaining minimum usage requirements.

NOTE 8 - SEGMENT OF BUSINESS REPORTING

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

There are no intersegment revenues. The Company's business is conducted principally in the U.S.; foreign operations are not material. The table below presents information about revenues from external customers and net loss for the three-month periods ended March 31, 2001 and 2000. There has been no material change in segment assets from the amounts reported in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                                                                      FOR THE THREE      FOR THE THREE
                                                                       MONTHS ENDED       MONTHS ENDED
                                                                      MARCH 31, 2001     MARCH 31, 2000
                                                                      --------------     --------------
REVENUES FROM EXTERNAL CUSTOMERS:
   Telecommunications services                                         $  4,794,000       $  5,588,000
   Marketing services                                                            --            464,000
   Technology licensing and developing                                    1,437,000          4,907,000
                                                                       ------------       ------------
   Total revenues from external customers for reportable segments      $  6,231,000       $ 10,659,000
                                                                       ============       ============
SEGMENT INCOME ( LOSS):
   Telecommunications services                                         $ (2,319,000)      $ (2,229,000)
   Marketing services                                                            --            (96,000)

                       I-LINK INCORORATED AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

   Technology licensing and developing                                      (12,000)         3,662,000
                                                                       ------------       ------------
   Total segment income (loss) for reportable segments                   (2,331,000)         1,337,000

   Unallocated non-cash amounts in consolidated net loss:

      Amortization of discount on notes payable                             (30,000)                --
      Settlement expense                                                         --         (1,360,000)
      Amortization of deferred compensation on stock
         options issued for services                                             --           (192,000)
      Amortization of intangible assets                                    (548,000)          (719,000)
      Other corporate expenses                                           (3,008,000)        (2,902,000)
                                                                       ------------       ------------
                                                                       $ (5,917,000)      $ (3,836,000)
                                                                       ============       ============

Revenues from each of the Company's two largest customers accounted for 57% and 15% of telecommunication services revenues during the first quarter of 2001.

NOTE 9 - SUBSEQUENT EVENTS

On April 17, 2001, the Company completed its acquisition of Nexbell Communications for 17,454,333 shares of I-Link common stock. Nexbell operates a private, managed IP telephony network that delivers packet voice services to over 400 key metropolitan areas in the United States. Nexbell's first product offering, Multi-Exchange Transport Service (METS), provides customers with VoIP based local access origination and termination services through 32 domestic points of presence. As Counsel controlled both entities at the time the acquisition was concluded, the assets and liabilities of Nexbell will be consolidated in I-Link's future financial statements based upon Nexbell's historical cost.

In May 2001, certain employees of the Company (including the Chief Executive officer and Chief Financial Officer) terminated employment. Under employment agreements with these employees, the Company incurred an obligation to pay severance payments of $565,000 of which $265,000 was paid immediately and $300,000 will be paid out over 15 months.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-K for the year ended December 31, 2000.

FORWARD LOOKING INFORMATION

     THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27-A OF THE SECURITIES ACT OF `1933, AS AMENDED, SECTION 21-E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND INFORMATION RELATING TO I-LINK THAT ARE BASED ON MANAGEMENT'S EXERCISE OF BUSINESS JUDGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," AND "INTEND" AND WORDS OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY ANY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT OUR CURRENT VIEW OF FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES AS NOTED BELOW. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. .

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors include, without limitation: our ability to finance and manage expected rapid growth; the impact of competitive services and pricing; our ongoing relationship with our long distance carriers and vendors; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting principles; legal proceedings; federal and state governmental regulation of the long distance telecommunications and internet industries; our ability to maintain, operate and upgrade our information systems network; our success in deploying our Communication Engine network in internet telephony; the existence of demand for and acceptance of our products and services (including but not limited to V-Link(TM) and Indavo(TM)); the migrating of subscribers from a retail billing basis to a wholesale billing basis; the continued increasing revenues from GateLink(TM) and other wholesale clients as well as other risks referenced from time to time in our filings with the SEC.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

OPERATIONS

We are an integrated voice and data communications company focused on simplifying the delivery of "Unified Communication." Unified Communication is the integration of traditional telecommunications with new data IP (Internet Protocol) communications systems with the effect of simplifying communications, increasing communication capabilities and lowering overall communication costs. Unified Communication platforms integrate telecommunication, mobile communication, paging, voice-over-IP (VoIP) and Internet technologies. We provide enhanced telecommunications services on a wholesale and retail basis. We also undertake research and development of new telecommunications services, products and technologies, and the licensing of certain of these products and technologies to other telecommunications companies. We are a leader in the delivery of unified communications as a result of our core technology offerings:
I-Link's Intranet, Softswitch Plus(TM), GateLink(TM) and Indavo(TM).

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

On February 15, 2000, we signed a strategic marketing and channel agreement with Big Planet, a wholly owned subsidiary of Nu Skin Enterprises, Inc. Under terms of the agreement, I-Link's independent network marketing sales force (the IRs) transitioned to Big Planet, and Big Planet was granted worldwide rights to market and sell I-Link's products and services through the Network Marketing (sometimes referred to as "Multi-Level") sales channel to residential and small business users. Our other sales channels into the residential, small business, and other markets are unaffected by the agreement with Big Planet. The result of the agreement with Big Planet is that the Network Marketing channel became part of our wholesale distribution channel.

In April 2001, we acquired Nexbell Communications, which management expects will bring significant growth in telecommunication services revenue from Nexbell's existing customers. We plan to continue their marketing efforts and augment Nexbell's product offerings with our products. We intend to increase our customer base by internal marketing efforts and acquisition of existing companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2001 were $2,701,648, short-term certificates of deposits were $53,500 and the working capital deficit was $20,170,742 (which includes deferred revenue of $14,885,541). Cash used by operating activities during the three-month period ended March 31, 2001 was $4,743,230 as compared to $1,904,930 during the same period ended March 31, 2000. The increase in cash used in 2001 was primarily due: (1) an increase in cash used of $244,173 associated with timing of collections and payments related to accounts receivable, other assets, accounts payable and accrued expenses, and
(2) an increase of $2,521,488 in our net loss after allowance for non-cash expenses.

Net cash used by investing activities in the three-month period ended March 31, 2001 was $87,048 as compared to net cash used of $1,526,367 in the same period ended March 31, 2000. Cash used by investing activities in 2001 was attributable to the purchase of furniture, fixtures and equipment. In the first three months of 2000, cash used by investing activities was attributable to the purchase of furniture, fixtures and equipment of $1,526,367. In the first three months of 2001, we curtailed equipment purchases due to financial limitations and the decision to grow our revenues before expanding network.

Financing activities provided net cash of $5,376,298 in the first three months of 2001 as compared to cash provided of $6,310,236 in the same period of 2000. Cash provided in 2001 included $5,400,000 in proceeds from notes to a related party, which was offset by repayments of long-term debt and capital lease obligations of $23,702. Cash provided in 2000 included proceeds of $1,300,000 from notes payable to related party, $3,311,825 in net proceeds from exercises of common stock warrants and options and a $1,751,183 advance received under the strategic marketing and channel agreement with Big Planet. Repayments of $52,772 on capital lease obligations from continuing operations offset these proceeds.

CURRENT POSITION/FUTURE REQUIREMENTS

During the first quarter of 2001 revenue from continuing operations decreased $333,070 (5.1%) from the fourth quarter of 2000 as shown below:

                                              Three Months Ended
                                          --------------------------       Increase       % Increase
                                           12/31/00        3/31/01        (Decrease)      (Decrease)
                                          ----------      ----------      ----------      ----------
Telecommunications services               $4,758,110      $4,127,856      $ (630,254)       (13.2%)
Technology licensing and development       1,294,121       1,436,899         142,778         11.0%
Other                                        512,177         666,583         154,406         11.0%
                                          ----------      ----------      ----------
Net operating revenue                     $6,564,408      $6,231,338      $ (333,070)        (5.1)%
                                          ==========      ==========      ==========

The decrease in telecommunications services was primarily the result of significant decreases in the amounts billed to our two largest wholesale customers, who accounted for approximately 79% of our telecommunications services revenues in the fourth quarter of 2000 compared to 73% in the first quarter of 2001. The number of minutes billed through these wholesale customers decreased approximately 24% from those billed in the prior quarter which decrease is primarily responsible for the decrease in revenues. Due to perceived risks relative to our financial condition (prior to the Counsel Corporation transaction in March 2001), our single largest customer signed an agreement to transition its business to another service provider in the third or fourth quarter of 2001, contingent upon the new service provider meeting certain milestones of product and service development. Hence we cannot predict what future telecommunication services revenue from this customer may be. In April 2001, we acquired Nexbell Communications, which management expects will bring significant growth in telecommunication services revenues (and increase in the related expenses) from Nexbell's existing customers. We plan to continue Nexbell's marketing efforts and augment Nexbell's product offerings with our products. We intend to increase our customer base by internal marketing efforts and acquisition of existing companies.

Technology licensing and development revenues increased due to additional licensing of our technology. We anticipate that the revenues in the second quarter of 2001 should approximate the first quarter of 2001.

Other revenues in the first quarter of 2001 of $666,583 represent revenues relating to customer care, billing and accounts receivable services performed for our single largest customer. Revenues from these services are expected to decrease slightly in the second quarter. Should our single largest customer transition its business to another service provider (as discussed above) in the third or fourth quarter of 2001, a significant decrease in this revenue source may occur. However, revenues from these types of services from new customers may occur in the future. During the fourth quarter of 2000, other revenues of $512,177 were primarily from services performed for the same customer.

During the remainder of 2001, we plan to use available cash to fund the development and marketing of I-Link products and services. We anticipate that revenues from all sources of continuing operations will grow in 2001 and will increasingly contribute to meeting our cash requirements. Our business plan of continued market penetration and deployment of I-Link products and services anticipates needed financial resources at somewhat lower levels than those experienced in 2000 due to the cost cutting measures we have undertaken. In order to provide for and/or reduce capital expenditure and working capital needs, we entered into the following agreements in 2001:

o On March 1, 2001, Winter Harbor elected to convert a note payable from I-Link for $7,768,000 plus accrued interest of $2,537,072 into 4,122 shares of Class M convertible preferred stock of I-Link pursuant to the original loan agreement. Upon conversion, these current liabilities were satisfied without requiring cash.

o On March 1, 2001, we entered into a Senior Convertible Loan and Security Agreement with Counsel Communications, LLC, and ("Counsel"). Pursuant to the Loan Agreement, Counsel agreed to make periodic loans to us in the aggregate principal amount not to exceed $10,000,000, of which $5,400,000 was borrowed during the first quarter of 2001. The $10,000,000 is structured as a 3-year note convertible with interest at a rate of 9% per annum, compounded quarterly. On May 8, 2001 the aggregate principal amount was increased to $12,000,000.

o In January and May 2001, we undertook strategic work force reductions to reduce overhead and streamline operations.

In March 2001, Counsel purchased Winter Harbor's security holdings in I-Link and became our single largest shareholder. In addition to the above transactions, Counsel has committed to fund, through long-term intercompany advances or equity contribution, all capital investment, working capital or other operational cash requirements of I-Link through April 15, 2002.

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

THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2000

REVENUES

Telecommunications services revenue decreased $1,159,352 to $4,127,856 in the first quarter of 2001 as compared to $5,287,208 in the first quarter of 2000. The primary reason for the decrease was our agreement with Big Planet effective February 15, 2000. Prior to February 15, 2000, our telecommunication services revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a Network Marketing channel of distribution. These revenue sources were recorded at retail. Under terms of the agreement, I-Link's IRs transitioned to Big Planet. A substantial decrease in telecommunication services revenues for the quarter ended March 31, 2001 occurred as we sold our services to the same subscribers but through Big Planet at wholesale prices.

Marketing services revenue, which included revenues recognized from independent representatives for promotional and presentation materials, national conference fees and various product sales decreased $464,354 to $0 in the first quarter of 2001 as compared to $464,354 in the first quarter of 2000. The decrease was a result of the transition of this network-marketing channel to Big Planet in February 2000, which with such transition, marketing service revenues ceased.

Technology licensing and development revenue decreased $3,069,601 to $1,436,899 in the first quarter of 2001 as compared to $4,506,500 in the first quarter of 2000. During the first quarter of 2001, we recorded $1,250,000 in licensing revenue from the licensing agreement we entered into with Red Cube in May 2000. During the first quarter of 2000, revenue was primarily related with two licensing agreements that resulted in revenues of nearly $4,000,000 which did not recur in 2001. Revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects.

Other revenues in the first quarter of 2001 of $666,583 represent revenues relating to customer care, billing and accounts receivable services performed primarily for our single largest customer as part of the transitioning of customers of the network-marketing channel to Big Planet, which began in the first quarter of 2000. Other revenues in the first quarter of 2000 from this same customer were $301,103. The increase is primarily a result of having three months of billings in 2001 versus one and one-half months in 2000. Revenues in the first quarter of 2000 also included royalties of $400,000 received from the sale of Indavo units through a distributor that did not recur in 2001.

OPERATING COSTS AND EXPENSES

Telecommunications expenses decreased $384,421 in the first quarter of 2001 to $5,728,641 as compared to $6,113,062 for the same quarter of 2000. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenue. While telecommunication network expense is directly related to telecommunication services revenues, the relationship is not comparable with the same quarter in 2000 due to the transition to wholesale rather than retail revenues as a result of the agreement with Big Planet discussed above in telecommunication services revenue.

Marketing service costs decreased $349,034 to $0 in the first quarter of 2001 as compared to $349,034 for the same quarter of 2000. Expenses related directly to our marketing service revenue. The decrease in expense is directly related to the transition of this network marketing channel to Big Planet in February 2000, which resulted in the cessation of marketing service revenues and accordingly the related expenses.

Selling, general and administrative expense decreased $339,307 to $3,579,781 in the first quarter of 2001 as compared to $3,919,088 in the first quarter of 2000. The decrease was largely a result of our strategic work force reduction in January 2001.

The provision for doubtful accounts decreased $273,433 to $52,283 in the first quarter of 2001 as compared to $325,716 in the same quarter of 2000. The decrease is directly related to the transitioning of the network marketing channel subscribers to Big

Planet in February 2000. With this transition, Big Planet assumed the risk of collections from individual subscribers, which resulted in a reduction in the provision in first quarter of 2001 as compared to the same period in 2000.

Depreciation and amortization decreased $4,756 to $1,484,133 in the first quarter of 2001 as compared to $1,488,889 in the first quarter of 2000. While the depreciation and amortization expense remained comparable, depreciation expense on capitalized leased assets decreased and depreciation expense increased from the significant additions to property and equipment in the second half of 2000.

Research and development increased $233,846 to $1,066,758 in the first quarter of 2001 as compared to $832,912 in 2000. Research and development expenditures for the remainder of 2001 are expected to decrease as we decided to consolidate our research operations to headquarters in Draper, Utah. Accordingly, we are shutting down operations in our subsidiary, Vianet Technologies, in Israel. This consolidation of locations with reduced facilities and personnel will result in reduced research and development expenses

Interest expense decreased $177,639 to $266,203 in the first quarter of 2001 as compared to $443,842 in the same quarter of 2000. The decrease is due to the effect of the following:

o During the first quarter of 2001, our note payable to Winter Harbor in the amount of $7,768,000 was converted into Class M preferred stock (see Note
     4), thus reducing interest expense on this note by $85,023 as compared to the same period of 2000.

o In the first quarter of 2001 we entered into a borrowing arrangement with Counsel Communications for borrowings up to $10 million. The borrowing arrangement with Counsel includes a right to convert outstanding principal of the borrowing and the associated accrued interest to common stock of I-Link at conversion rate of $.56 per share. In connection with the borrowing arrangement, the Company recorded as debt discount $1,017,857 associated with the beneficial conversion feature on borrowings through March 31, 2001. The debt discount is being accreted to interest expense over the three-year life of the note. Accretion of this debt discount and debt offering costs resulted in $29,822 of interest expense being recorded in the first quarter of 2001. Interest expense on the Counsel borrowing was $23,700 during the first quarter of 2001. On May 8, 2001 the aggregate principal amount was increased to $12,000,000.

o In the first quarter of 2000 we incurred interest expense of $114,062 in settlement of outstanding litigation which did not recur in 2001.

o Interest expense on other loans and notes was $43,107 in the first quarter of 2001 versus $84,183 for the same quarter of 2000.

OTHER INCOME (EXPENSE)

Interest and other income decreased $8,024 to $29,803 in the first quarter of 2001 as compared to $37,827 in the same quarter of 2000. The decrease was primarily due to a decrease in average balance of cash on hand during 2001 as compared to 2000.

A settlement expense of $1,359,950 was recorded in the first three months of 2000 as a result of a settlement between I-Link and JNC Opportunity Fund Ltd. ("JNC") in relation to common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000. There was no comparable expense in 2001.

NET INCOME (LOSS) PER SHARE

The net income per common share basic and diluted for the three-months ending March 31, 2001 includes a net gain to retained earnings for $15,512,473 attributed to the redemption and reissuance on March 1, 2001of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor as discussed in Note 3 to the financial statements for the quarter ended March 31, 2001. This adjustment to retained earnings represents the net effect on retained earnings of the redemption of the Class M and N preferred stock including the associated beneficial conversion features related to the original issuance of the preferred stock. The adjustment also reflects a charge to retained earnings for the beneficial conversion features related to the reissuance on March 1, 2001 of that Class M and N preferred stock to Counsel Communications, LLC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect to us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

On February 14, 2001, we were notified by the Nasdaq Listing Qualifications Department (the "Nasdaq Staff") that our securities would be de-listed from The Nasdaq SmallCap Market due to our inability to maintain our market capitalization above the minimum $35,000,000 required for continued listing on The Nasdaq SmallCap Market in accordance with the National Association of Securities Dealers, Inc. rules. Pursuant to the NASD Rules, we have requested an oral hearing before the Nasdaq Listing Qualifications Panel (the "Panel") to appeal the Nasdaq Staff's decision to de-list our securities. The hearing was postponed from its original date and is now scheduled for May 17, 2001. Pursuant to the same NASD Rule 4820(a), a request for a hearing has stayed the scheduled de-listing of our securities pending issuance of the Panel's decision. Should our securities cease to be listed on the Nasdaq SmallCap Market, I-Link's securities may be listed on the Over-the-Counter Bulletin Board market.

ITEM 6(a) - EXHIBITS

None

ITEM 6(b) - REPORTS ON FORM 8-K

A report on Form 8-K was filed on January 23, 2001 reporting that on January 22, 2001, I-Link issued a press release announcing that it had filed a lawsuit in federal district court in Salt Lake City, Utah against Red Cube International, AG, and it US affiliate, Red Cube, Inc.

On March 16, 2001 I-Link filed a Form 8-K detailing certain transactions with Winter Harbor, LLC. ("Winter Harbor") and Counsel Communications, LLC ("Counsel"). Items listed therein included:

o conveyance of 33,540,000 warrants held by Winter Harbor, LLC. in exchange for 5,000,000 shares of I-Link's common stock.

o establishment of a $10,000,000 Senior Convertible Loan and Security Agreement between I-Link and Counsel.

o resignation of Thomas A. Keenan as a Class I Director of I-Link on February 21, 2001.

o an agreement between Winter Harbor and Counsel to which I-Link was not a party. Pursuant to the agreement Counsel purchased from Winter Harbor all of the equity securities Winter Harbor held in I-Link including shares of Class M and N preferred stock for an aggregate consideration for $5,000,000. Prior to the agreement, Winter Harbor had converted all of its debt in I-Link into equity securities of I-Link.

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


                                       I-LINK INCORPORATED
                                       -------------------
                                          (Registrant)


Date: May 16, 2001                     By: /s/ Gary J. Wasserson
                                           -------------------------------------
                                           Gary  J. Wasserson
                                           President and Chief Executive Officer

                                       By: /s/ James A. Giauque, III
                                           -------------------------------------
                                           James A. Giauque III, CPA
                                           Chief Accounting Officer