Form 10-Q
period 2001-06-30
I LINK INC
filed 2001-08-20
CIK 849145

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                                (801) 576-5000
                       (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---     -----

                               --------------

As of August 10, 2001, the registrant had outstanding 112,600,636 shares of $0.007 par value common stock.

The disclosures set forth in Forms 8-K filed on March 16, 2001, May 2, 2001 and June 19, 2001 are incorporated in Part II Item 2 herein.

===============================================================================

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       I-LINK INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                         June 30, 2001       December 31,
                                                                                     (Unaudited)            2000
                                                                                   ---------------     ---------------
Current assets:
   Cash and cash equivalents                                                        $    1,744,556      $    2,155,628
   Accounts receivable, less allowance for doubtful accounts of $1,667,000 and
      $100,665 as of June 30, 2001 and December 31, 2000, respectively                  17,702,136           3,357,856
   Other current assets                                                                  2,382,903             385,891
                                                                                   ---------------     ---------------
      Total current assets                                                              21,829,595           5,899,375

Furniture, fixtures, equipment and software, net                                        24,432,098          10,983,273

Other assets:
   Intangible assets, net                                                               11,340,628           3,939,226
   Other assets                                                                          1,620,622             835,618
                                                                                   ---------------     ---------------
                                                                                    $   59,222,943      $   21,657,492
                                                                                   ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                                                 $    7,623,522      $    5,370,490
   Accrued liabilities                                                                   8,234,740           3,327,900
   Unearned revenue                                                                      4,708,058          14,885,592
   Current portion of long-term debt                                                     2,139,019             785,971
   Notes payable to a related party                                                     25,360,964           7,768,000
   Accrued interest on notes payable to a related party                                    349,137           2,376,498
   Current portion of obligations under capital leases                                   4,778,860           1,445,690
                                                                                   ---------------     ---------------
      Total current liabilities                                                         53,194,300          35,960,141

Notes payable                                                                            1,587,895             796,662
Unearned revenue                                                                                 -           1,666,667
Obligations under capital leases                                                         7,234,004             338,263
                                                                                   ---------------     ---------------
                                                                                        62,016,199          38,761,733
                                                                                   ---------------     ---------------
Commitments and contingencies

Redeemable preferred stock - Class M                                                             -          11,734,820
                                                                                   ---------------     ---------------
Stockholders' deficit:
   Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 10,018 and 24,435 at June 30, 2001 and
      December 31, 2000, respectively, liquidation preference of
      $1,848,478 at June 30, 2001                                                          100,180             244,350
   Common stock, $.007 par value, authorized 150,000,000 shares, issued and outstanding 112,569,743 and 28,136,506 at June 30,
      2001 and December 31, 2000, respectively                                             787,991             196,957
    Additional paid-in capital                                                         127,494,197         106,622,114
   Notes receivable from stockholders                                                      (30,000)                  -
    Accumulated deficit                                                               (131,145,624)       (135,902,482)
                                                                                   ---------------     ---------------
     Total stockholders' deficit                                                        (2,793,256)        (28,839,061)
                                                                                   ---------------     ---------------
                                                                                    $   59,222,943      $   21,657,492
                                                                                   ===============     ===============

        The accompanying notes are an integral part of these consolidated financial statements

                       I-LINK INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                               ----------------------------------    ----------------------------------
                                                    2001               2000               2001                2000
                                               ---------------    ---------------    ---------------    ---------------
Revenues
   Telecommunication services                   $   19,408,441     $    4,589,112     $   23,829,424     $    9,876,319
   Marketing services                                        -                  -                  -            464,354
   Technology licensing and development              1,419,998          1,739,906          2,856,897          6,246,406
   Other                                               518,459          1,008,563          1,185,042          1,709,667
                                               ---------------    ---------------    ---------------    ---------------
     Total revenues                                 21,346,898          7,337,581         27,871,363         18,296,746
                                               ---------------    ---------------    ---------------    ---------------

Operating costs and expenses:
   Telecommunication network expense                13,715,806          5,537,946         20,025,512         11,651,008
   Marketing services                                        -                  -                  -            349,034
   Selling, general and administrative               5,703,360          5,724,953          9,441,741          9,644,041
   Provision for doubtful accounts                   1,269,397             54,187          1,377,756            379,903
   Depreciation and amortization                     2,330,806          1,560,816          3,981,791          3,049,705
   Research and development                            523,614            841,446          1,590,372          1,674,358
                                               ---------------    ---------------    ---------------    ---------------
     Total operating costs and expenses             23,542,983         13,719,348         36,417,172         26,748,049
                                               ---------------    ---------------    ---------------    ---------------

Operating loss                                      (2,196,085)        (6,381,767)        (8,545,809)        (8,451,303)
                                               ---------------    ---------------    ---------------    ---------------

Other income (expense):
   Interest expense                                   (666,792)          (350,481)        (1,014,633)          (794,323)
   Interest and other income                            23,590            112,969             51,661            150,796
   Settlement expense                                        -            720,385                  -           (639,565)
                                               ---------------    ---------------    ---------------    ---------------
     Total other income (expense)                     (643,202)           482,873           (962,972)        (1,283,092)
                                               ---------------    ---------------    ---------------    ---------------
         Net loss                               $   (2,839,287)    $   (5,898,894)    $   (9,508,781)    $   (9,734,395)
                                               ===============    ===============    ===============    ===============

CALCULATION OF NET INCOME (LOSS) PER
COMMON SHARE:

Net Loss                                        $   (2,839,287)    $   (5,898,894)    $   (9,508,781)    $   (9,734,395)
Cumulative preferred stock dividends                   (11,068)          (393,095)           (22,015)          (800,488)
Dividends accrued and paid on Class M
   redeemable preferred stock                                -                  -           (269,027)                 -
Net effect on retained earnings of
   redemption and reissuance of Class M and
   N preferred stock, including beneficial
   conversion features                                       -                  -         15,512,473                  -
Dividends paid on Class F preferred stock                    -                  -                  -            (18,214)
                                               ---------------    ---------------    ---------------    ---------------
Net income (loss) applicable to common stock    $   (2,850,355)    $   (6,291,989)    $    5,712,650     $  (10,553,097)
                                               ===============    ===============    ===============    ===============
Basic and diluted weighted average shares
   outstanding                                     112,569,657         24,901,536         82,995,083         26,026,948
                                               ===============    ===============    ===============    ===============
Net income (loss) per common share - basic
   and  diluted                                 $         (.03)    $        (0.25)    $          .07     $        (0.41)
                                               ===============    ===============    ===============    ===============

        The accompanying notes are an integral part of these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFECIT
                                   (UNAUDITED)

                                                           Preferred Stock              Common Stock
                                                     --------------------------  --------------------------
                                                                                                               Additional
                                                                                                                 Paid-in
                                                        Shares        Amount        Shares        Amount         Capital
                                                     ------------  ------------  ------------  ------------  --------------
BALANCE AT DECEMBER 31, 2000                               24,435   $   244,350    28,136,506      $196,957   $ 106,622,114
Conversion of convertible debt and accrued interest
  into Class M mezzanine preferred stock and common
  warrants                                                      -             -             -             -       6,377,673
Common stock issued and accumulated deficit
  acquired as a result of WebToTel acquisition and
  conversion of notes payable                                   -             -    17,454,333       122,182      11,822,812
Stock issued - employee stock purchase plan                     -             -         3,745            26           2,075
Repurchase of Class M mezzanine preferred stock                 -             -             -             -               -
Repurchase of Class N preferred stock                     (14,404)     (144,040)            -             -     (14,164,060)
Net contribution from repurchase/settlement with
  stockholders of Class M and N preferred stock                 -             -             -             -      (5,000,000)
Contingent beneficial conversion feature on  Class N
  preferred stock                                               -             -             -             -       9,779,846
Issuance of common shares to related party to
  repurchase warrants outstanding                               -             -     5,000,000        35,000         (35,000)
Reissuance and conversion of Class M redeemable
  preferred stock into common  stock                            -             -    50,442,857       353,100       3,696,900
Reissuance and conversion of Class N preferred
  stock into common stock                                       -             -    11,523,159        80,662         869,338
Beneficial conversion feature on the reissuance of
  Class M and N preferred stock                                 -             -             -             -       5,000,000
Other conversions of Class N preferred stock into
  common stock                                                (13)         (130)        9,143            64              66
Warrants issued in connection with certain notes
  payable to related party                                      -             -             -             -       1,430,290
Beneficial conversion feature on certain convertible
  note payable to related party                                 -             -             -             -       1,092,143
Net loss                                                        -             -             -             -               -
                                                     ------------  ------------  ------------  ------------  --------------
BALANCE AT JUNE 30, 2001                                   10,018   $   100,180   112,569,743   $   787,991   $ 127,494,197
                                                     ============  ============  ============  ============  ==============

                                                          Stockholder
                                                             Notes        Accumulated
                                                          Receivable        Deficit
                                                        --------------  ---------------
BALANCE AT DECEMBER 31, 2000                                         -   $ (135,902,482)
Conversion of convertible debt and accrued interest
  into Class M mezzanine preferred stock and common
  warrants                                                           -                -
Common stock issued and accumulated deficit
  acquired as a result of WebToTel acquisition and
  conversion of notes payable                                 $(30,000)      (1,246,834)
Stock issued - employee stock purchase plan                          -                -
Repurchase of Class M mezzanine preferred stock                      -                -
Repurchase of Class N preferred stock                                -                -
Net contribution from repurchase/settlement with
  stockholders of Class M and N preferred stock                      -       30,292,319
Contingent beneficial conversion feature on  Class N
  preferred stock                                                    -       (9,779,846)
Issuance of common shares to related party to
  repurchase warrants outstanding                                    -                -
Reissuance and conversion of Class M redeemable
  preferred stock into common  stock                                 -                -
Reissuance and conversion of Class N preferred
  stock into common stock                                            -                -
Beneficial conversion feature on the reissuance of
  Class M and N preferred stock                                      -       (5,000,000)
Other conversions of Class N preferred stock into
  common stock                                                       -                -
Warrants issued in connection with certain notes
  payable to related party                                           -                -
Beneficial conversion feature on certain convertible
  note payable to related party                                      -                -
Net loss                                                             -       (9,508,781)
                                                        --------------  ---------------
BALANCE AT JUNE 30, 2001                                      $(30,000)  $ (131,145,624)
                                                        ==============  ===============


        The accompanying notes are an integral part of these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)


                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                        -----------------------------------------
                                                                                               2001                    2000
                                                                                        -------------------    ------------------
Cash flows from operating activities:
   Net loss                                                                                  $ (9,508,781)          $ (9,734,395)
    Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
      Depreciation and amortization                                                             3,981,791              3,049,705
      Provision for doubtful accounts                                                           1,377,756                379,903
      Common stock issued as payment of accrued liabilities                                             -                740,588
      Amortization of discount on notes payable to a related party                                103,919                      -
      Amortization of deferred compensation on stock options issued for services                        -                381,417
      Increase (decrease) from changes in operating assets and liabilities (net of effects of acquisition of businesses):
      Accounts receivable                                                                      (3,629,463)           (10,821,262)
      Other assets                                                                             (1,475,736)               (76,073)
      Unearned revenue                                                                        (10,177,534)            19,166,667
          Accounts payable, accrued liabilities and interest                                    4,304,467                657,513
      Discontinued operations - noncash charges and working capital changes                             -                (26,141)
                                                                                        -------------------    ------------------
                  Net cash provided by (used in) operating activities                         (15,023,581)             3,717,922
                                                                                        -------------------    ------------------

Cash flows from investing activities:
   Purchases of furniture, fixtures, equipment and software                                      (716,953)            (2,970,434)
   Acquisition of WorldxChange assets                                                         (13,000,000)                     -
   Cash received from purchase of WebToTel                                                        233,787                      -
   Investing activities of discontinued operations                                                      -                 19,674
                                                                                        -------------------    ------------------
                  Net cash used in investing activities                                       (13,483,166)            (2,950,760)
                                                                                        -------------------    ------------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable to related party                                    28,325,700              2,600,000
   Proceeds from advance under strategic marketing agreement                                            -              1,751,183
   Payment of related party debt                                                                        -             (2,600,000)
   Payment of advance under strategic marketing agreement                                               -             (1,751,183)
   Payment of long-term debt                                                                       (9,136)                     -
   Payment of capital lease obligations                                                          (222,989)               (66,544)
   Proceeds from exercise of common stock warrants and options
       and issuances under stock purchase plan                                                      2,100              3,532,719
   Financing activities of discontinued operations                                                      -                (24,719)
                                                                                        -------------------    ------------------
                  Net cash provided by financing activities                                    28,095,675              3,441,456
                                                                                        -------------------    ------------------

Increase (decrease) in cash and cash equivalents                                                 (411,072)             4,208,618

Cash and cash equivalents at beginning of period                                                2,155,628              2,996,004
                                                                                        -------------------    ------------------

Cash and cash equivalents at end of period                                                     $1,744,556            $ 7,204,622
                                                                                        ===================    ==================

Cash and cash equivalents at end of period:
   Continuing operations                                                                      $ 1,744,556           $  7,190,520
   Discontinued operations                                                                              -                 14,102
                                                                                        -------------------   ------------------

      Total cash and cash equivalents at end of period                                        $ 1,744,556           $  7,204,622
                                                                                        ===================    ==================

        The accompanying notes are an integral part of these consolidated financial statements

                      I-LINK INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)


                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                        -----------------------------------------
                                                                                               2001                    2000
                                                                                        -------------------    ------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Reclassification of Class F redeemable preferred stock from mezzanine                                -             $2,338,784
   Warrants issued in connection with a note payable to related party                          $1,430,290                      -
   Stock options issued for services                                                                    -                $54,902
   Equipment acquired under capital lease obligations                                          $9,000,000                      -
   Conversion of notes payable to a related party and associated accrued interest
   to Class M redeemable preferred stock                                                      $10,305,072                      -
   Reclassification of Class M redeemable preferred stock from mezzanine                      $22,039,892                      -
   Conversion of notes payable to a related party and associated accrued interest
   to common stock                                                                            $10,326,938                      -


        The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries ("I-Link" or the "Company"). The Company's principal operation is the development, sale and delivery of enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The Company provides unique communications solutions through its use of proprietary technologies. Telecommunications services are marketed primarily through master agent and wholesale distributor arrangements with I-Link Communications, a wholly owned subsidiary of the Company that is a FCC licensed long-distance carrier. The Company develops and licenses communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.

On March 1, 2001, I-Link became a majority owned subsidiary of Counsel Communications LLC which was a wholly-owned subsidiary of Counsel Corporation, (collectively, "Counsel"). On April 17, 2001, I-Link merged with WebToTel, Inc. ("WebToTel"), a subsidiary of Counsel, and it's subsidiary Nexbell Communications Inc. ("Nexbell") as more fully described in Note 9. As the entities were under common control as of March 1, 2001, the financial statements for the three and six months ended June 30, 2001 include the financial results of WebToTel and Nexbell as if I-Link's merger with these two entities had occurred on March 1, 2001. As the entities were under common control of Counsel at the time of the merger, the acquisition of WebToTel has been accounted for similar to a pooling-of-interests using Counsel's book values of the WebToTel assets and liabilities. The impact of the consolidation of the WebToTel results of operations and retained deficit for the period from March 31, 2001 are as shown below:

                           I-Link results of
                           operations for the first  WebToTel          I-Link results   I-Link results
                           quarter of 2001 as        results of        of operations    of operations
                           reported in 3/31/01       operations for    for the second   for the six months
                           Form 10-Q                 March 2001        quarter of 2001  ended June 30, 2001
                           ------------------------------------------------------------------------------
Revenues                   $ 6,231,338               $ 293,127         $ 21,346,898      $ 27,871,363
Net Loss                   $ 5,916,658               $ 752,836         $   2,839,287     $  9,508,781




                I-Link balance at                           WebToTel          I-Link results   Balance as
                March 31, 2001            WebToTel          accumulated       of operations    reported in
                as reported in            net loss for      deficit acquired  for the second   the June 30,
                3/31/01 Form 10-Q         March 2001        as of 3-1-01      quarter of 2001  2001 Form 10-Q
                  ------------------------------------------------------------------------------------
Accumulated
   deficit      $126,306,667              $752,836          $1,246,834        $2,839,287       $131,145,624

On June 4, 2001, I-Link Incorporated through it's wholly-owned subsidiary WorldxChange Corp. ("WorldxChange"), purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding as more fully described in Note 9. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers. Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix. The phone call will then be billed directly to the customer. Billings to these customers are primarily done through the customers' local exchange carrier ("LEC"). Marketing of the dial around product is primarily done through independent marketing agents that receive a commission. WorldxChange's retail base is comprised of residential and commercial customers.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000, (b) the financial position at June 30, 2001, and (c) cash flows for the six-months ended June 30, 2001 and 2000. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000 and quarterly report on Form 10-Q for the three-months ended March 31, 2001.

The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding includes 17,454,333 shares issued by I-Link in April 2001 to acquire WebToTel as if the merger and related stock issuance had occurred on March 1, 2001 (see Notes 1 and 9). Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss applicable to common stock for the three-month periods ending June 30, 2001 and 2000 and the six-month period ending June 30, 2000, basic and diluted loss per share are the same. As of June 30, 2001, all potential common stock was anti-dilutive and therefore excluded from weighted average shares outstanding.

The net income per common share basic and diluted for the six-months ending June 30, 2001 includes a net gain to retained earnings for $30,292,319 attributed to the redemption on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor, including redemption of the beneficial conversion feature related to such preferred stock. In addition, there was a charge to retained earnings of $9,779,846 representing a contingent beneficial conversion feature on the Class N preferred stock resulting from the reset of the conversion price. The net income per common share basic and diluted also reflects a $5,000,000 charge to retained earnings for the beneficial conversion feature related to the reissuance on March 1, 2001of the Class M and Class N preferred stock to Counsel Communications, LLC.

During the six-month period ended June 30, 2000, holders of the Series F Redeemable preferred stock converted 248 shares. Accordingly, they were paid stock dividends of 87,477 shares of common stock on the converted shares during the first six-months of 2000. All Series F preferred stock had been converted to common stock as of June 2000.

AMORTIZATION OF INTANGIBLES

WebToTel acquired Nexbell on February 22, 2001 and accounted for that acquisition using the purchase method of accounting. As part of that acquisition, WebToTel recorded $9,136,427 of goodwill. This goodwill is being amortized over a five-year period.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

NOTE 3 - SHORT TERM BORROWINGS

On June 6, 2001, I-Link and Counsel agreed to enter into a Loan and Security Agreement ("Loan Agreement"). Any monies advanced to I-Link between June 6, 2001 and April 15, 2002, (in the amount not to exceed $10,000,000) will be governed by the Loan Agreement. In connection with the Loan Agreement, I-Link will execute a note payable to Counsel, due June 6, 2002. The loan is secured by all of the assets of I-Link. Outstanding balances (including any accrued and unpaid interest) under the loan bear interest at 10% per annum and which interest is payable quarterly in arrears following the last business day of each quarter. As of June 30, 2001, advances under this loan agreement totaled $1,475,700.

To fund the acquisition of the assets purchased and liabilities assumed by WorldxChange (as more fully described in Note 9), Counsel provided a loan to I-Link in the aggregate amount of $15,000,000. The loan is collateralized against all assets of I-Link Incorporated and WorldxChange and guaranteed by I-Link Incorporated. Outstanding balances (including any accrued and unpaid interest) under the loan bear interest of 10% per annum and are payable quarterly in arrears and in cash on the last business day of each quarter. The payment of cash interest by WorldxChange or I-Link may be waived by Counsel. The loan will mature on June 4, 2002 but may be extended upon mutual agreement of both Counsel and I-Link. The loan may be prepaid at any time prior to the maturity, without penalty.

In connection with the $15,000,000 loan, I-Link issued to Counsel a warrant to purchase 15,000,000 shares of common stock of I-Link at an exercise price of $0.60 per share. The shares are exercisable as follows; 5,000,000 on the date of the agreement, 5,000,000 on September 4, 2001 and December 4, 2001, respectively, in the event the loan is still outstanding on those dates. The Company has recorded $1,430,290 as a discount against the $15,000,000 loan from Counsel representing the relative fair value attributed to the 5,000,000 shares exercisable immediately. The value of the warrant was calculated using the Black Scholes Model and is being amortized over the term of the loan. In the event the Company issues the second and third tranche of warrants as described above, the Company will record additional interest expense related to the fair value of the warrants when issued.

NOTE 4 - LONG-TERM DEBT

Included in the liabilities assumed with the WorldxChange acquisition, the Company agreed to a non-interest-bearing note of $1,350,000 payable in installments of $37,500 per month for 36 months to a carrier. The Company has recorded this debt at its fair market value with an imputed interest rate of 10% resulting in a liability in the amount of $1,162,171. The note is subject to reduced payments based upon future usage with the carrier.

NOTE - 5  FURNITURE, FIXTURES, EQUIPMENT AND SOFTWARE

In connection with the purchase of certain assets from WorldxChange Communications Inc (see Note 9), the Company recorded $5,247,709 in equipment and cables including Indefeasible Rights of Use ("IRU") in telecommunication cable systems.

On June 27, 2001, WorldxChange entered into a capital lease agreement to lease certain telecommunications equipment with a value of $9,000,000. Lease payment terms for the first six months of the lease term will be $150,000 per month. The remaining forty-two payments will be $231,361 per month.


NOTE 6 - INCOME TAXES

The Company recognized no income tax benefit from the losses generated in 2001 and 2000 because of the uncertainty of the realization of the related deferred tax asset.


NOTE 7 - STOCK-BASED COMPENSATION PLANS

During the six months ended June 30, 2001, approximately 3,080,000 options to purchase the Company's common stock previously issued to employees expired or were forfeited. During the same six months, there were approximately 1,791,000 options to purchase common stock issued to employees. There were no exercises of options during the six-month period ended June 30, 2001.

NOTE 8 - PURCHASE COMMITMENTS

The Company has an agreement with a national carrier to lease local access spans. The agreement includes minimum usage commitments of $2,160,000 per year for the two years beginning July 2000. If I-Link were to terminate the agreement early, it would be required to pay 25 percent of any remaining minimum monthly usage requirements.

NOTE 9 - ACQUISITION OF SUBSIDIARIES

ACQUISITION OF WEBTOTEL

On April 17, 2001, I-Link completed its merger with WebToTel and it's subsidiary Nexbell, for 17,454,333 shares of I-Link common stock. WebToTel was an entity established to acquire telecommunication companies. Nexbell is a wholesale network telecommunications provider which operates a private, managed IP telephony network that delivers packet voice services to over 400 key metropolitan areas in the United States. Nexbell's first product offering, Multi-Exchange Transport Service (METS), provides customers with VoIP based local access origination and termination services through 32 (subsequently consolidated to 13) domestic points of presence. The merger of I-Link and WebToTel has been accounted for using the book values of WebToTel, effective March 1, 2001, the earliest dated that all three entities were under common control of Counsel.

PURCHASE OF CERTAIN WORLDXCHANGE COMMUNICATIONS, INC. ASSETS AND LIABILITIES

On June 4, 2001, I-Link Incorporated, through it's wholly-owned subsidiary WorldxChange, purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. ("Debtor") from a bankruptcy proceeding. The purchased assets included all of the assets employed in the Debtor's operations in the United States and consisted of the Debtor's equipment, inventory, retail long distance business, accounts receivable, licenses, permits, authorizations, software programs and related technology. On June 4, 2001, the Debtor transferred the purchased assets to WorldxChange in exchange for $13,000,000.

To fund the acquisition of the assets and provide working capital, Counsel agreed to provide a collateralized loan to I-Link in the aggregate amount of $15,000,000 (of which $13,000,000 was used for the purchase) as more fully described in Note 4.

The preliminary estimate of the fair values of assets acquired and liabilities assumed as of June 4, 2001 are as follows:

   Accounts receivable and other current
     assets                                   $12,096,000
   Furniture, fixtures, and equipment           5,247,000
   Accounts payable and accrued liabilities    (2,187,000)
   Notes payable                               (1,162,000)
   Obligations under capital leases              (994,000)
                                            --------------
   Net cash paid
                                               $13,000,000
                                            ==============

Unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000 as if the acquisitions had been completed as of the beginning of the period are shown below. The pro forma results include the historical result of operations of I-Link and WebToTel for the six-months ended June 30, 2001. The pro forma results include the historical result of operations of WorldxChange for the six-months ended March 31, 2001. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the operations, and are not necessarily indicative of the results which would have occurred if the business combinations had occurred on the dates indicated, or which may result in the future.

                                             For the Six-Months Ended
                                            -----------------------------
                                           June 30, 2001     June 30, 2000
                                            --------------   ------------
   Revenues                                  $ 65,385,000      $ 48,471,000
   Net Loss                                  $(48,584,000)     $(46,366,000)
   Loss Per Share                            $       (.38)           $(1.09)

NOTE 10 - LEGAL PROCEEDINGS

On January 18, 2001, I-Link Incorporated ("I-Link") filed action against Red Cube, International AG and Red Cube, Inc. ("Red Cube") in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link's employees, vendors and customers. Red Cube commenced an arbitration proceeding in New York (see next paragraph) and then filed a motion to dismiss the federal court action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link. The court found that I-Link's claims were "related to" the Cooperation and Framework Agreement and granted Red Cube's motion to dismiss for lack of subject matter jurisdiction. The dismissal resulted in this issue being submitted for AAA arbitration pursuant to the Cooperation and Framework Agreement.

On January 24, 2001, Red Cube, after the federal court action described above had been commenced against it by I-Link, delivered a written demand for arbitration and commenced an arbitration proceeding in New York alleging that I-Link breached the Cooperation and Framework Agreement by (i) threatening a shut-down of I-Link's IP telecommunications network, (ii) the resignation of Dror Nahumi as an employee of I-Link (which Red Cube claims will cause I-Link to breach its undertaking to provide certain consulting services in the event I-Link is unable to perform under the Agreement and Red Cube is required to assume primary operation and maintenance of it's own IP telecommunications network based upon I-Link's technology), and (iii) I-Link's alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network. When the federal court action was dismissed in favor of the arbitration proceeding, I-Link filed a response in the arbitration proceeding denying all of Red Cube's claims. I-Link also filed a counterclaim against Red Cube virtually identical to the claims it initially brought against Red Cube in the federal court action seeking compensatory and/or punitive damages for Red Cube's default under a subsequent agreement to provide approximately $60,000,000 in equity funding to I-Link, and engaging in a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. In May 2001 Red Cube amended its claim to include additional allegations that I-Link undertook certain unspecified "significant transactions" in violation of its agreements with I-Link's then majority shareholder, Winter Harbor, LLC (with which Red Cube is also currently engaged in arbitration) which resulted in damage to Red Cube. I-Link has denied these additional allegations. The arbitration proceeding is in the discovery stage.

In June 2001, I-Link gave notice to Red Cube that it intended to cease providing international carrier services to Red Cube (representing the vast majority of all services performed for Red Cube) as a result of Red Cube's failure to provide I-Link adequate assurance of ongoing payment for such services. Red Cube sought emergency relief in the arbitration attempting to prohibit I-Link from terminating these services. A hearing was held before the arbitration panel in July 2001 and Red Cube's request for relief was denied. I-Link ceased providing international carrier services to Red Cube immediately thereafter.

On February 8, 2001, The Nasdaq Stock Market, Nasdaq Listing Qualifications Department (the "Staff"), notified the Company that its securities would be de-listed from the Nasdaq SmallCap Market (the "SmallCap Market") for the Company's inability to meet a SmallCap Market continued inclusion requirement for $35,000,000 in market capitalization. Subsequently, the Staff, in its March 8, 2001 correspondence, notified I-Link that the Company no longer complied with the minimum bid price requirement of $1.00 per share as set forth in National Association of Securities Dealers, Inc. ("NASD") Rule 4310(c)(4). Subsequently, on June 11, 2001, the Staff raised additional concern regarding the Company's issuances of stock and debt to Counsel Corporation in connection with the Loan and NexBell transactions (as defined below) (it was alleged that said stock issuances by I-Link should have been approved by I-Link's stockholders). On May 17, 2001, an oral hearing was held before a panel of the Nasdaq Listing Qualifications Panel (the "Panel"), relating to the various concerns raised by the Staff.

On July 17, 2001, the Panel issued a decision to continue the listing of I-Link's securities on the SmallCap Market in accordance with the exception from certain continued listing criteria. Under the terms and conditions of the exception, I-Link is required, on or before August 3, 2001, to file a proxy statement with the Securities and Exchange Commission (the "SEC") and Nasdaq evidencing I-Link's intent (1) to seek shareholder approval for a reverse stock sufficient to evidence a closing bid price of at least $1.00 per share, and (2) to seek shareholder ratification for the issuance of shares of its common stock to Counsel Corporation in connection with (i) March 1, 2001 Senior Convertible Loan and Security Agreement with Counsel Communications LLC, a wholly-owned subsidiary of Counsel Corporation (the "Loan transaction") and (ii) April 17, 2001 Agreement and Plan of Merger by and among I-Link and I-Link Acquisition Corp., a Delaware corporation and I-Link's wholly owned subsidiary, on the one hand, and WebToTel, Inc., a Delaware corporation, Counsel Corporation, and certain other shareholders, on the other hand (the "NexBell transaction").

On July 30, 2001, the Company filed a revised preliminary proxy statement with the SEC and Nasdaq. I-Link's compliance with the first requirement necessary for continued listing on the SmallCap was acknowledged in the Staff correspondence dated August 9, 2001. As a result of its compliance with the foregoing requirement, the Panel determined to continue the continued listing exception through September 5, 2001. On August 16, 2001, the Nasdaq Staff satisfied I-Link's request for an extension to effect the proposed reverse stock split and extended the compliance deadline from September 5, 2001 to September 13, 2001. Pursuant to the terms of the August 16, 2001 reiteration of the Panel's determination, on or before September 13, 2001, I-Link is required to submit to Nasdaq documentation evidencing receipt of shareholder ratification for stock issuances to Counsel Corporation in connection with the Loan and NexBell transactions. In addition, the Company, on or before September 13, 2001, must demonstrate closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. Further, the Company, on or before September 13, 2001, must demonstrate a market capitalization of at least $35,000,000 and, immediately after, a market capitalization of at least $35,000,000 for a minimum of 10 consecutive trading days. As of the date of this filing, I-Link is not in compliance with the SmallCap Market capitalization continued listing criterion. There is no assurance that I-Link will comply with this requirement even if the proposed reverse stock split is effected as described in this proxy statement. Under the terms of the Panel's July 17, 2001 decision (as well as its August 16, 2001 reiteration), I-Link's non-compliance with the market capitalization criterion, on or before September 13, 2001, will result in the de-listing of its securities from the SmallCap Market. I-Link must comply with all of the foregoing continued listing requirements in order to for its securities to remain listed on the SmallCap Market. In the event the Company fails to meet any one of the requirements as set forth in the July 17, 2001 Panel decision (as well as the August 16, 2001 reiteration of the same), the Company's common stock will be de-listed from the SmallCap Market. Should I-Link's securities cease to be listed on the SmallCap Market, its securities may continue to be listed on the OTC-Bulletin Board.


NOTE 11 - SEGMENT OF BUSINESS REPORTING

The Company's four reportable segments are as follows:

o Telecommunications services - includes long-distance toll services (I-Link and Nexbell) and enhanced calling features such as V-Link. The telecommunications services products are marketed primarily to residential and small business customers.

o Dial-around telecommunication services - includes operations of WorldxChange that offers a dial around telecommunications product through independent marketing agents. This business was entered into effective June 4, 2001 with the Company's purchase of certain assets and liabilities of WorldxChange Communications, Inc.

o Marketing services - includes training and promotional materials to independent sales representatives (IRs) in the network marketing sales channel. Additionally, revenues are generated from registration fees paid by IRs to attend regional and national sales conferences. This segment ceased operations in February 2000.

o Technology licensing and development - provides research and development to enhance the Company's product and technology offerings. Products developed by this segment include V-Link, Indavo, and other proprietary technology. The Company licenses certain developed technology to third party users, such as Red Cube, Lucent, Brooktrout and others.

There are no intersegment revenues. The Company's business is conducted principally in the U.S.; foreign operations are not material. The table below presents information about revenues from external customers and net loss for the three-month and six-month periods ended June 30, 2001 and 2000. There has been no material change in segment assets from the amounts reported in the Company's annual report on Form 10-K for the year ended December 31, 2000 except that segment assets for telecommunication services has increased by approximately $10,000,000 due to the acquisition of WebToTel and segment assets for dial-around telecommunication services has increased by approximately $33,000,000 due to the acquisition of WorldxChange.


                                                           FOR THE THREE-MONTH                        FOR THE SIX-MONTH
                                                               PERIOD ENDED                               PERIOD ENDED
                                                   --------------------------------------    ---------------------------------------

                                                    JUNE 30, 2001        JUNE 30, 2000        JUNE 30, 2001         JUNE 30, 2000
                                                   ----------------    ------------------    -----------------     -----------------
REVENUES FROM EXTERNAL CUSTOMERS:
   Telecommunications services                       $13,995,000          $5,598,000             $19,082,000           $11,187,000
   Dial-around telecommunication services              5,932,000                   -               5,932,000                     -
   Marketing services                                          -                   -                       -               464,000
   Technology licensing and development                1,420,000           1,740,000               2,857,000             6,646,000
                                                   ----------------    ------------------    -----------------     -----------------

   Total revenues from external customers
     for reportable segments                        $ 21,347,000         $ 7,338,000             $27,871,000           $18,297,000
                                                   ================    ==================    =================     =================




SEGMENT INCOME (LOSS):
   Telecommunications services                      $    714,000       $  (1,558,000)            $(2,142,000)          $(3,787,000)
   Dial-around telecommunication services             (1,242,000)                  -              (1,242,000)                    -
   Marketing services                                          -             (58,000)                      -              (154,000)
   Technology licensing and development                  406,000             309,000                 378,000             3,971,000
                                                   ----------------    ------------------    -----------------     -----------------

   Total segment income (loss) for reportable
     segments                                           (122,000)         (1,307,000)             (3,006,000)               30,000

   Unallocated non-cash amounts in consolidated net loss:
       Settlement expense                                      -             720,000                       -              (640,000)
       Amortization of discount on notes
          payable                                        (74,000)                  -                (104,000)                    -
       Amortization of deferred
          compensation on stock options
          issued for services                                  -            (189,000)                      -              (381,000)
       Amortization of intangible assets                (548,000)           (719,000)             (1,096,000)           (1,438,000)
   Other corporate expenses                           (2,095,000)         (4,404,000)             (5,303,000)           (7,305,000)
                                                   ----------------      ------------------    -----------------   -----------------
                                                     $(2,839,000)        $(5,899,000)            $(9,509,000)          $(9,734,000)
                                                   ================      ==================    =================   =================

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in our Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarter ended March 31, 2001.

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

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors include, without limitation: our ability to efficiently integrate our recent acquisitions; our ability to finance and manage expected rapid growth; the impact of competitive services and pricing; our ongoing relationship with our long distance carriers and vendors; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting principles; legal proceedings; federal and state governmental regulation of the long distance telecommunications and internet industries; our ability to maintain, operate and upgrade our information systems network; our success in deploying our Communication Engine network in internet telephony; the existence of demand for and acceptance of our products and services (including but not limited to METS, dial-around service, V-Link(TM) and Indavo(TM)); the migrating of subscribers from a retail billing basis to a wholesale billing basis; the continued increasing revenues from GateLink(TM) and other wholesale clients as well as other risks referenced from time to time in our filings with the SEC.

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

We merged with WebToTel Inc. ("WebToTel") and its subsidiary Nexbell Communications Inc. ("Nexbell") on April 17, 2001. However as I-Link, WebToTel and Nexbell were under common control of Counsel Communications LLC, a wholly owned subsidiary of Counsel Corporation (collectively "Counsel") as of March 1, 2001, we have reflected the merger as if it had occurred on March 1, 2001. As a result of the merger, we purchased a private, managed IP telephony network that delivers packet voice services to over 400 key metropolitan areas in the United States. Nexbell's first product offering, Multi-Exchange

Transport Service ("METS"), provides customers with VoIP based local access origination and termination services through 13 domestic points of presence.

On June 4, 2001, I-Link Incorporated, through it's wholly owned subsidiary WorldxChange Corp. ("WorldxChange"), purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. out a bankruptcy. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers. Telecommunication services provided by WorldxChange consist primarily of a dial-around product. A dial-around product allows a customer to make a call from any phone by dialing a 10-10-XXX prefix. The phone call will then be billed directly to the customer. Billings to these customers are primarily done through the customers' local exchange carrier ("LEC"). Marketing of the dial-around product is primarily done through independent marketing agents that receive a commission. WorldxChange's retail base is comprised of residential and commercial customers.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2001 were $1,744,556 and the working capital deficit was $31,364,705. Cash used by operating activities during the six-month period ended June 30, 2001 was $15,023,581 as compared to cash provided by operations of $3,717,922 during the same period ended June 30, 2000. The primary reason for the change from 2000 was that cash provided by operating activities in 2000 included $10,000,000 received as of June 30, 2000 from a customer, Red Cube, International AG and Red Cube, Inc. ("Red Cube"), which did not recur in 2001.

Net cash used by investing activities in the six-month period ended June 30, 2001 was $13,483,166 as compared to net cash used of $2,950,760 in the same period ended June 30, 2000. Cash used by investing activities in 2001 was attributed to $13,000,000 used to purchase the net assets of WorldxChange and $716,953 used to purchase equipment. These uses of cash were offset by cash of $233,787 received as part of the WebToTel acquisition. Cash used by investing activities in 2000 was primarily attributable to the purchase of network equipment of $2,970,434 which was offset by $19,674 received from the sale of certain assets from discontinued operations.

Financing activities provided net cash of $28,095,675 in the first six-months of 2001 as compared to cash provided of $3,441,456 in the same period of 2000. Cash provided in the first six-months of 2001 included loans from Counsel of $28,325,700 and $2,100 from issuances of common stock which were offset by repayment of notes payable and capital lease obligations of $232,125. Cash provided in 2000 included proceeds of $2,600,000 from a note payable to a related party, $3,532,719 in net proceeds from exercises of common stock warrants and options and a $1,751,183 advance received under the strategic marketing and channel agreement with a customer. The $2,600,000 note and $1,751,183 advance were both repaid during the second quarter of 2000. Repayments of capital lease obligations of $66,544 and repayments of $24,719 on certain notes in discontinued operations offset these proceeds.

We incurred a net loss from continuing operations of $9,508,781 for the first six-months of 2001, and as of June 30, 2001 had an accumulated deficit of $131,145,624. We anticipate that revenue generated from continuing operations will not be sufficient during the remainder of 2001 to fund our operations or continued expansion of our private telecommunications network facilities and anticipated growth in subscriber base. We continue to be dependent upon funding from Counsel to fund our operational cash needs.


CURRENT POSITION/FUTURE REQUIREMENTS

While revenues from operations have increased significantly, operational expenses have also increase thus continuing our need for sources of operational funds other than from operations. Our operational cash needs continue to be funded through our agreement with Counsel wherein Counsel committed to fund, through long-term inter-company advances or equity contribution, all capital investment, working capital or other operational cash requirements through April 15, 2002. We anticipate that additional funds will be necessary after such time to fund our operations and finance the planned expansion of our business communications services, product development and manufacturing, and to discharge our financial obligations. The availability of such funds will depend on prevailing market conditions, interest rates, and the financial position and results of our operations. There can be no assurance that such funds will be available or if available that they will be on terms and conditions favorable to I-Link.

RESULTS OF OPERATIONS

In order to more fully understand the comparison of the three and six months ended June 30, 2001 as compared to the same three and six months in 2000, you must understand two significant business transactions that are reflected in our 2001 financial results, for which there are not comparable transactions in 2000.
Specifically:

            1. We acquired WebToTel Incorporated and its subsidiary Nexbell Communications in a stock for stock transaction on April 17, 2001. However, as WebToTel and I-Link were under common control of Counsel as of March 1, 2001 (the date Counsel obtained its ownership in I-Link), we have accounted for the acquisition on an accounting method consistent with the pooling-of-interests method of accounting as of March 1, 2001. Accordingly, we have included the financial results of WebToTel subsequent to March1, 2001.

            2. On June 4, 2001 we completed the purchase of certain assets and liabilities of WorldxChange Communication, Inc. We continue to offer the dial-around telecommunications product, which this company had previously offered. We did not offer a comparable product prior to June 4, 2001.

THREE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2000


REVENUES

Telecommunications service revenue increased $14,819,329 to $19,408,441 in the three months ended June 30, 2001 as compared to $4,589,112 in the three months ended June 30, 2000. The increase is primarily the result of the recognition of previously reported unearned revenue related to a prepayment from Red Cube and two acquisitions during 2001. According to the terms of the agreement, Red Cube was to use services related to the prepayment prior to June 30, 2001. Unused services as of June 30, 2001were approximately $9,543,000. As the Company has no further obligation under the prepayment arrangement, the $9,543,000 was recognized as revenue as of June 30, 2001. We do not expect any significant revenues from Red Cube in the future. Revenues also increased due to the acquisition of two companies. Revenue in the second quarter increased $5,932,000 related to the dial-around business of WorldxChange and $868,000 related to telecommunications services offered by Nexbell. Excluding the above revenues, recurring revenues decreased as a direct result of a shift in focus from retail to wholesale sales resulting in a decrease in revenues of $1,524,000 which was due to a combination of a 44% drop in the rate per minute and a 52% increase in minutes billed. We anticipate that reported revenues for the third quarter from WorldxChange will be approximately three times those for the second quarter (due to inclusion of three months of revenue in the third quarter versus one month in the second quarter). We anticipate revenues from other recurring sources will increase slightly in the third quarter.

Technology licensing and development revenue decreased $319,908 to $1,419,998 in the second quarter of 2001 as compared to $1,739,906 in the same quarter of 2000. During the three months ended June 30, 2001, licensing revenues were primarily from a $10,000,000 licensing agreement in May 2000, between Red Cube and I-Link that is being recorded over a two-year period. Accordingly, $1,250,000 was recorded in the second quarter of 2001 as compared to $833,333 in the same quarter of 2000. As of June 30, 2001, the unearned balance of $4,166,667 has been recorded as unearned revenue. Other than Red Cube as discussed above, technology licensing and development revenues decreased $737,000 due to the contracts occurring in the second quarter of 2000 which did not recur in the same period of 2001. Revenue from this source will vary from quarter to quarter based on timing of future technology licensing and development projects.

Other revenues in the second quarter of 2001 decreased $490,104 to $518,459 as compared to $1,008,563 in the same period of 2000. The revenues relate primarily to customer care, billing and accounts receivable services performed primarily for our single largest customer. The decrease from the second quarter of 2000 to the second quarter of 2001 was anticipated as many of the services previously rendered to this customer were transitioned to the customer. Revenues from these services are expected to remain constant in the third quarter of 2001. However, revenues from these types of services vary from period to period based upon services requested.


OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $8,177,860 in the second quarter of 2001 to $13,715,806 as compared to $5,537,946 for the same quarter of 2000. The primary increase was related to inclusion of network expense related to the dial-around business that we began to offer June 4, 2001 when we acquired certain assets and liabilities of WorldxChange Communications, Inc. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenue. The inclusion of WebToTel as of March 1, 2001, increased telecommunication expenses $1,750,000. The inclusion of WorldxChange for the month of June 2001 increased telecommunication expenses $5,315,000. Telecommunications network expense will increase dramatically in the third quarter as a direct result of additional revenues and the corresponding network expense from WorldxChange in the same period.

Selling, general and administrative expense decreased $21,593 to $5,703,360 in the second quarter of 2001 as compared to $5,724,953 in the second quarter of 2000. The primary components of the net decrease consisted of an approximate $1,100,000 due to decreases in salaries and benefits as a result of the work force reductions in January and May of 2001 and a $573,000 reduction in other corporate expenses related to the work force reduction (facilities, materials etc.) and other cost cutting measures instituted by management. These reductions were offset by additional selling, general and administrative cost of approximately $1,144,000 related to the WorldxChange dial-around business that began June 4, 2001and $553,000 relating to WebToTel.

The provision for doubtful accounts increased $1,215,210 to $1,269,397 in the second quarter of 2001 as compared to $54,187 in the same quarter of 2000. The increase was directly due to necessary provisions for doubtful accounts associated with two sources of revenues. During the second quarter of 2001 we recorded an allowance for accounts receivable from a major customer in the amount of $975,000 due to the termination of their agreement and pending arbitration. Additional reserves of $280,000 were recorded related to WorldxChange dial-around business, which began June 4, 2001, and WebToTel accounts receivable.

Depreciation and amortization increased $769,990 to $2,330,806 in the second quarter of 2001 as compared to $1,560,816 in the second quarter of 2000. The increase is primarily due to depreciation and amortization relating to assets (primarily goodwill amortization of $457,000) acquired in the WebToTel and WorldxChange acquisitions. Additionally, WorldxChange entered into a $9,000,000 capital lease in June of 2001 that resulted in approximately $188,000 of the increase. Depreciation will continue to increase in the third quarter primarily as a result of three months of depreciation, rather than one month in the second quarter, related to WorldxChange assets.

Research and development decreased $317,832 to $523,614 in the second quarter of 2001 as compared to $841,446 in the same period of 2000. The decrease was primarily a result of our decision to consolidate our research operations at our headquarters in Draper, Utah. We anticipate that research and development expense will continue at a comparable amount during the remainder of 2001.


OTHER INCOME (EXPENSE)

Interest expense increased $316,311 to $666,792 in the second quarter of 2001 as compared to $350,481 in the same quarter of 2000. Interest in the second quarter of 2001 was primarily due to interest on related party debt which was $58,000 higher in the second quarter of 2001 compared to the same period of 2000 due to higher average balances outstanding during the six months ended June 30, 2001. We also recorded non-cash interest expense of $172,000 in the second quarter of 2001 related to the amortization of a beneficial conversion feature on convertible debt with Counsel and non-cash interest related to the value of warrants issued to Counsel in connection with a loan. Interest on other debt increased $86,000 as a result of increased average balances of debt outstanding. Interest expense in the third quarter will increase significantly as the Company continues to accrue interest on borrowings from Counsel and non-cash interest related to the value of warrants issued to Counsel in connection with a loan. Interest expense in the third quarter will also increase due to inclusion of interest on WorldxChange's debt related to its capital leases.

Interest and other income decreased $89,379 to $23,590 in the second quarter of 2001 as compared to $112,969 in the same quarter of 2000. The decrease was primarily due to a decrease in the average balance of cash on hand in the second quarter of 2001 as compared to the same quarter of 2000.


SIX-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2000


REVENUES

Telecommunications service revenue increased $13,953,105 to $23,829,424 in the first six months of 2001 as compared to $9,876,319 in the first six months of 2000. The increase is primarily the result of the recognition of previously reported unearned revenue related to a prepayment from Red Cube and two acquisitions during 2001. According to the terms of the agreement, Red Cube was to use services related to the prepayment prior to June 30, 2001. Unused services as of June 30, 2001were approximately $9,543,000. As the Company has no further obligation under the prepayment arrangement, the $9,543,000 was recognized as revenue as of June 30, 2001. We do not expect any significant revenues from Red Cube in the future. Revenues also increased due to the acquisition of two companies. Revenue in the first six months of 2001 increased $5,932,000 related to the dial-around business of WorldxChange and $1,161,000 (representing revenues from March to June of 2001) related to Nexbell's METS product. Excluding the above revenues, recurring revenues decreased as a direct result of a shift in focus from retail to wholesale sales resulting in a decrease in revenues of $2,683,000 which was due to a combination of a 52% drop in the rate per minute and a 68% increase in minutes billed.

Marketing services revenue, which included revenue from independent representatives for promotional and presentation materials, WebCentre, and ongoing administrative support decreased $464,354 to $0 in the first six-months of 2001 as compared to $464,354 in the same period of 2000. The decrease was a result of transition of this network-marketing channel to Big Planet in February 2000, which with such transition, marketing service revenues ceased.

Technology licensing and development revenue decreased $3,389,509 to $2,856,897 in the first six months of 2001 as compared to $6,246,406 in the first six months of 2000. During the first six months of 2001, the revenues were primarily from a $10,000,000 licensing agreement in May 2000, between Red Cube and I-Link that is being recorded over a two-year period. Accordingly, $2,500,000 was recorded in the first six months of 2001 as compared to $833,333 in the first six months of 2000. As of June 30, 2001, the unearned balance of $4,166,667 has been recorded as unearned revenue. During the first six months of 2000, revenues of $4,000,000 were recorded related to two licensing agreements that did not recur in 2001. Revenue from this source will vary from quarter to quarter based on timing of technology licensing and development projects.

Other revenues in the first six months of 2001 decreased $524,625 to $1,185,042 as compared to $1,709,667 in the first six months of 2000. The first six months of 2001 includes $999,000 as compared to $1,310,000 in the same period of 2000, which represent revenues relating to customer care, billing and accounts receivable services performed for our single largest customer. The decrease from the first six months of 2000 to the first six months of 2001 was an anticipated decrease as many of the services rendered in 2000 to this customer were transitioned to the customer. However, revenues from these types of services vary from period to period based upon services requested. During the first six months of 2000 other revenues also included royalties of $400,000 from the sale of Indavo units to a company which will not use the Indavo units over the I-Link Network. There were no comparable sales of Indavo in 2001.


OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $8,374,504 in the six months ended June 30, 2001 to $20,025,512 as compared to $11,651,008 for the same period in 2000. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenue. While telecommunication network expense is directly related to telecommunication services revenues, the relationship is not comparable with the same period in 2000 due to the transition to wholesale rather than retail revenues as a result of the agreement with Big Planet. The inclusion of Nexbell for the period from March to June 2001 increased telecommunication expenses $2,325,000. The inclusion of WorldxChange for the month of June 2001 increased telecommunication expenses $5,315,000. Telecommunications network expense will increase dramatically in the third quarter as a direct result of additional revenues from WorldxChange in the same period.

Marketing service costs decreased $349,034 to $0 in the first six months of 2001 as compared to $349,034 for the same period in 2000. The decrease in expense is directly related to the transition of the network-marketing channel to Big Planet in February 2000, which resulted in the cessation of marketing service revenues and accordingly the related expenses.

Selling, general and administrative expense decreased $202,300 to $9,441,741 in the first six months of 2001 as compared to $9,644,041 in the first six months in 2000. The primary components of the net decrease consisted of approximately $1,654,000 due to decreases in salaries and benefits as a result of the work force reductions in January and May of 2001 and a $573,000 reduction in other corporate expenses related to the work force reduction (facilities, materials etc.) and other cost cutting measures instituted by management. These reductions were primarily offset by additional selling, general and administrative cost of approximately $1,143,000 related to WorldxChange dial-around business that began June 4, 2001and $721,000 relating to WebToTel.

The provision for doubtful accounts increased $997,853 to $1,377,756 in the six months of 2001 as compared to $379,903 in the same period in 2000. The increase was directly due to necessary provisions for doubtful accounts associated with two sources of revenues. During the second quarter of 2001 we recorded an allowance for accounts receivable from a major customer in the amount of $975,000 due to the termination of their agreement and pending arbitration. Additional reserves of $350,000 were recorded related to the WorldxChange dial-around business, which began June 4, 2001, and revenues related to the WebToTel acquisition included in our financial statements after March 1, 2001. Excluding the impact of Red Cube, WorldxChange and WebToTel, our provision for doubtful accounts for the first six months of 2001 decreased from 2000 due to the transition of most of our retail business to wholesale effective February 2000 which reduced our bad debt expense.

Depreciation and amortization increased $932,086 to $3,981,791 in the first six months of 2001 as compared to $3,049,705 in the first six months of 2000. The increase is primarily due to depreciation and amortization relating to assets (primarily goodwill amortization of $610,000) acquired in the WebToTel and WorldxChange acquisitions. Additionally, WorldxChange entered into a $9,000,000 capital lease in June of 2001 that resulted in approximately $188,000 of the increase. Depreciation will continue to increase in the third quarter primarily as a result of three months of depreciation, rather than one month in the second quarter, related to WorldxChange assets.

Research and development decreased $83,986 to $1,590,372 in the first six months of 2001 as compared to $1,674,358 in the same period in 2000. The decrease was primarily a result of our decision to consolidate our research operations at our headquarters in Draper, Utah. We anticipate that research and development expense will approximate $500,000 in the third quarter of 2001.

OTHER INCOME (EXPENSE)

Interest expense increased $220,310 to $1,014,633 in the first six months of 2001 as compared to $794,323 in the same period of 2000. We recorded non-cash interest expense of $201,500 in the first six months of 2001 related to the amortization of a beneficial conversion feature on convertible debt with Counsel and interest related to the value of warrants issued to Counsel in connection with a loan. Interest on other debt, including related party debt, in the first six months of 2001 was comparable to the same period of 2000. Interest expense in the third quarter will increase significantly as we continue to accrue interest on borrowings from Counsel and record non-cash interest related to the beneficial conversion feature on convertible debt and the value of warrants issued to Counsel in connection with a loan. Interest expense in the third quarter will also increase due to inclusion of three months interest on WorldxChange debt related to its capital leases, as compared to one month in the second quarter.

Interest and other income decreased $99,135 to $51,661 in the first six months of 2001 as compared to $150,796 in the same period of 2000. The decrease was primarily due to a decrease in the average balance of cash on hand in the first six months of 2001.

A settlement expense of $639,565 was recorded in the first six months of 2000. This expense is the result of an obligation to issue 129,519 shares of common stock in exchange for certain trading restrictions imposed on JNC Opportunity Fund Ltd. ("JNC") in relation to the common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000. There was no comparable expense in the first six months of 2001.


ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk. We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2001.

We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We have previously reported the lawsuit and arbitration proceeding that were brought against I-Link and I-Link Worldwide LLC by Steven J. Little, a former independent representative of I-Link Worldwide, L.L.C. From April 23, 2001 through April 27, 2001 and on May 14, 2001 an evidentiary arbitration hearing, which is the functional equivalent of trial, was conducted by the arbitrator. During the six day arbitration hearing Mr. Little fully presented his claims against I-Link and I-Link Worldwide, LLC and I-Link and I-Link Worldwide, LLC presented their defenses. On June 1, 2001 the arbitrator issued a written decision concluding that neither I-Link nor I-Link Worldwide, LLC owe Mr. Little any monetary reward. On June 25, 2001, Mr. Little filed a motion to modify the arbitration award in the arbitration proceeding which the arbitrator denied. Also, on June 25, 2001, Mr. Little filed a motion to vacate or modify the arbitration award in the litigation preceding in State Court of Utah. The court denied Mr. Little's motion and confirmed the arbitrator's decision.

On January 18, 2001, I-Link Incorporated ("I-Link") filed action against Red Cube, International AG and Red Cube, Inc. ("Red Cube") in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link's employees, vendors and customers. Red Cube commenced an arbitration proceeding in New York (see next paragraph) and then filed a motion to dismiss the federal court action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link. The court found that I-Link's claims were "related to" the Cooperation and Framework Agreement and granted Red Cube's motion to dismiss for lack of subject matter jurisdiction. The dismissal resulted in this issue being submitted for AAA arbitration pursuant to the Cooperation and Framework Agreement.

On January 24, 2001, Red Cube, after the federal court action described above had been commenced against it by I-Link, delivered a written demand for arbitration and commenced an arbitration proceeding in New York alleging that I-Link breached the Cooperation and Framework Agreement by (i) threatening a shut-down of I-Link's IP telecommunications network, (ii) the resignation of Dror Nahumi as an employee of I-Link (which Red Cube claims will cause I-Link to breach its undertaking to provide certain consulting services in the event I-Link is unable to perform under the Agreement and Red Cube is required to assume primary operation and maintenance of it's own IP telecommunications network based upon I-Link's technology), and (iii) I-Link's alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network. When the federal court action was dismissed in favor of the arbitration proceeding, I-Link filed a response in the arbitration proceeding denying all of Red Cube's claims. I-Link also filed a counterclaim against Red Cube virtually identical to the claims it initially brought against Red Cube in the federal court action seeking compensatory and/or punitive damages for Red Cube's default under a subsequent agreement to provide approximately $60,000,000 in equity funding to I-Link, and engaging in a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. In May 2001 Red Cube amended its claim to include additional allegations that I-Link undertook certain unspecified "significant transactions" in violation of its agreements with I-Link's then majority shareholder, Winter Harbor, LLC (with which Red Cube is also currently engaged in arbitration) which resulted in damage to Red Cube. I-Link has denied these additional allegations. The arbitration proceeding is in the discovery stage.

In June 2001, I-Link gave notice to Red Cube that it intended to cease providing international carrier services to Red Cube (representing the vast majority of all services performed for Red Cube) as a result of Red Cube's failure to provide I-Link adequate assurance of ongoing payment for such services. Red Cube sought emergency relief in the arbitration attempting to prohibit I-Link from terminating these services. A hearing was held before the arbitration panel in July 2001 and Red Cube's request for relief was denied. I-Link ceased providing international carrier services to Red Cube immediately thereafter.

On February 8, 2001, The Nasdaq Stock Market, Nasdaq Listing Qualifications Department (the "Staff"), notified the Company that its securities would be de-listed from the Nasdaq SmallCap Market (the "SmallCap Market") for the Company's inability to meet a SmallCap Market continued inclusion requirement for $35,000,000 in market capitalization. Subsequently, the Staff, in its March 8, 2001 correspondence, notified I-Link that the Company no longer complied with the minimum bid price requirement of $1.00 per share as set forth in National Association of Securities Dealers, Inc. ("NASD") Rule 4310(c)(4). Subsequently, on June 11, 2001, the Staff raised additional concern regarding the Company's issuances of stock and debt to Counsel Corporation in connection with the Loan and NexBell transactions (as defined below) (it was alleged that said stock issuances by I-Link should have been approved by I-Link's stockholders). On May 17, 2001, an oral hearing was held before a panel of the Nasdaq Listing Qualifications Panel (the "Panel"), relating to the various concerns raised by the Staff.

On July 17, 2001, the Panel issued a decision to continue the listing of I-Link's securities on the SmallCap Market in accordance with the exception from certain continued listing criteria. Under the terms and conditions of the exception, I-Link is required, on or before August 3, 2001, to file a proxy statement with the Securities and Exchange Commission (the "SEC") and Nasdaq evidencing I-Link's intent (1) to seek shareholder approval for a reverse stock sufficient to evidence a closing bid price of at least $1.00 per share, and (2) to seek shareholder ratification for the issuance of shares of its common stock to Counsel Corporation in connection with (i) March 1, 2001 Senior Convertible Loan and Security Agreement with Counsel Communications LLC, a wholly-owned subsidiary of Counsel Corporation (the "Loan transaction") and (ii) April 17, 2001 Agreement and Plan of Merger by and among I-Link and I-Link Acquisition Corp., a Delaware corporation and I-Link's wholly owned subsidiary, on the one hand, and WebToTel, Inc., a Delaware corporation, Counsel Corporation, and certain other shareholders, on the other hand (the "NexBell transaction").

On July 30, 2001, the Company filed a revised preliminary proxy statement with the SEC and Nasdaq. I-Link's compliance with the first requirement necessary for continued listing on the SmallCap was acknowledged in the Staff correspondence dated August 9, 2001. As a result of its compliance with the foregoing requirement, the Panel determined to continue the continued listing exception through September 5, 2001. On August 16, 2001, the Nasdaq Staff satisfied I-Link's request for an extension to effect the proposed reverse stock split and extended the compliance deadline from September 5, 2001 to September 13, 2001. Pursuant to the terms of the August 16, 2001 reiteration of the Panel's determination, on or before September 13, 2001, I-Link is required to submit to Nasdaq documentation evidencing receipt of shareholder ratification for stock issuances to Counsel Corporation in connection with the Loan and NexBell transactions. In addition, the Company, on or before September 13, 2001, must demonstrate closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. Further, the Company, on or before September 13, 2001, must demonstrate a market capitalization of at least $35,000,000 and, immediately after, a market capitalization of at least $35,000,000 for a minimum of 10 consecutive trading days. As of the date of this filing, I-Link is not in compliance with the SmallCap Market capitalization continued listing criterion. There is no assurance that I-Link will comply with this requirement even if the proposed reverse stock split is effected as described in this proxy statement. Under the terms of the Panel's July 17, 2001 decision (as well as its August 16, 2001 reiteration), I-Link's non-compliance with the market capitalization criterion, on or before September 13, 2001, will result in the de-listing of its securities from the SmallCap Market. I-Link must comply with all of the foregoing continued listing requirements in order to for its securities to remain listed on the SmallCap Market. In the event the Company fails to meet any one of the requirements as set forth in the July 17, 2001 Panel decision (as well as the August 16, 2001 reiteration of the same), the Company's common stock will be de-listed from the SmallCap Market. Should I-Link's securities cease to be listed on the SmallCap Market, its securities may continue to be listed on the OTC-Bulletin Board.

ITEM 2 - CHANGES IN SECURITIES

The disclosure set forth in Items 2 and 5 of Form 8-K filed on March 16, 2001 is incorporated herein by reference.

The disclosure set forth in Item 2 of Form 8-K filed on May 2, 2001 is incorporated herein by reference.

The disclosure set forth in Item 2 of Form 8-K filed on June 19, 2001 is incorporated herein by reference.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6(a) - EXHIBITS

Exhibit
Number      Item
------      -----

10.1 Loan and security agreement as of June 6, 2001 by and between I-Link Incorporated and Counsel Corporation

10.2 Loan and security agreement as of June 4, 2001 by and between WorldxChange Corp., I-Link Incorporated and Counsel Corporation (US).

10.3 Warrant agreement by and between Counsel Corporation (US) and I-Link Incorporated 10.4 Form of Lease Agreement effective on June 2, 2001 between Telecommunications Finance Group of Siemens Carrier Networks LLC. and WorldxChange Corp.

10.5 Agreement and plan of merger dated April 17, 2001 by and among WebToTel, Inc., Counsel Communications LLC, I-Link Incorporated and other shareholders of WebToTel.

ITEM 6(b) - REPORTS ON FORM 8-K

An 8-K was filed on May 2, 2001 to announce I-Link's entering into an Agreement and Plan of Merger to acquire WebToTel, Inc.

An 8-K was filed on May 4, 2001 to announce the resignation of John M. Ames as Chief Financial Officer.

An 8-K was filed on June 19, 2001 to announce that I-Link Incorporated, through it wholly-owned subsidiary WorldxChange Corp., had acquired certain assets and liabilities out of the bankruptcy proceedings of WorldxChange Communications, Inc. The 8-K also disclosed the financing arrangements of such purchase.

An 8-K/A#2 was filed on June 29, 2001 as an amendment to an 8-K filed on May 2, 2001 in order to include financial statements and pro forma financial information relative to I-Link's purchase of WebToTel.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                 I-Link Incorporated
                                                ----------------------
                                                      (Registrant)




Date:  August 20, 2001                          By:   /s/  Gary S. Wasserson
                                              ---------------------------------
                                                     Gary S. Wasserson
                                                     Chief Executive Officer


                                                By:   /s/  James A. Giauque III
                                               ---------------------------------
                                                     James A. Giauque III
                                                     Chief Accounting Officer