Form 10-Q
period 2001-09-30
I LINK INC
filed 2001-11-16
CIK 849145

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES sEXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                   -----------

As of November 6, 2001, the registrant had outstanding 116,549,667 shares of $0.007 par value common stock.

The disclosures set forth Part II Item 1 in the registrant's Form 10-Q for the period ended June 30, 2001 filed on August 20, 2001are incorporated in Part II
Item 1 herein.

================================================================================

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      I-LINK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,          December 31,
                                                                                         2001                   2000
                                     ASSETS                                          (Unaudited)
                                                                                     --------------        --------------
Current assets:
 Cash and cash equivalents                                                            $  1,712,934          $  2,155,628
 Accounts receivable, less allowance for doubtful accounts of $1,667,000 and
   $100,665 as of September 30, 2001 and December 31, 2000, respectively                16,202,362             3,357,856
 Prepaid expenses                                                                        3,579,417                     -
 Other current assets                                                                    1,988,759               385,891
                                                                                     --------------        --------------
    Total current assets                                                                23,483,472             5,899,375
Furniture, fixtures, equipment and software, net                                        23,567,913            10,983,273

Intangible assets, net                                                                   2,294,040             3,939,226
Other assets                                                                             1,693,250               835,618
                                                                                     --------------        --------------
                                                                                      $ 51,038,675          $ 21,657,492
                                                                                     ==============        ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                                     $  7,292,663          $  5,370,490
 Accrued liabilities                                                                    12,869,492             3,327,900
 Unearned revenue                                                                        3,533,596            14,885,592
 Current portion of long-term debt                                                       1,646,988               785,971
 Notes payable to a related party                                                       22,090,259             7,768,000
 Accrued interest on notes payable to a related party                                      657,850             2,376,498
 Current portion of obligations under capital leases                                     4,895,897             1,445,690
                                                                                     --------------        --------------
    Total current liabilities                                                           52,986,745            35,960,141

Notes payable                                                                            1,577,235               796,662
Notes payable and accrued interest - related party                                      11,618,972                     -
Unearned revenue                                                                                 -             1,666,667
Obligations under capital leases                                                         7,458,964               338,263
                                                                                     --------------        --------------
                                                                                        73,641,916            38,761,733
                                                                                     --------------        --------------
Commitments and contingencies (Note 8)

Redeemable preferred stock - Class M                                                             -            11,734,820
                                                                                     --------------        --------------

Stockholders' deficit:
 Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 769 and 24,435 at September 30, 2001 and
    December 31, 2000, respectively, liquidation preference of
    $761,310 at September 30, 2001                                                           7,690               244,350
 Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,549,547 and 28,136,506 at September 30, 2001
    and December 31, 2000, respectively                                                    815,849               196,957
 Additional paid-in capital                                                            128,851,786           106,622,114
 Accumulated deficit                                                                  (152,278,566)         (135,902,482)
                                                                                     --------------        --------------
    Total stockholders' deficit                                                        (22,603,241)          (28,839,061)
                                                                                     --------------        --------------
                                                                                      $ 51,038,675          $ 21,657,492
                                                                                     ==============        ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                       -------------------------------     -----------------------------------
                                                            2001             2000                2001                 2000
                                                       ---------------  --------------     -------------       ---------------
Revenues:
 Telecommunication services                            $ 25,274,900      $ 3,666,119        $ 49,104,324        $ 13,542,438
 Marketing services                                               -                -                   -             463,740
 Technology licensing and development                     1,419,998        1,432,301           4,276,895           7,678,707
 Other                                                      433,174          444,582           1,618,216           2,154,862
                                                       --------------   --------------     --------------      --------------
    Total revenues                                       27,128,072        5,543,002          54,999,435          23,839,747
                                                       --------------   --------------     --------------      --------------

Operating costs and expenses:
 Telecommunication network expense                       22,988,640        5,736,946          43,014,152          17,387,954
 Marketing services                                               -                -                   -             456,354
 Selling, general and administrative                      9,894,235        4,242,074          19,335,976          13,778,795
 Provision for (benefit from) doubtful accounts           1,276,740         (300,667)          2,654,496              79,236
 Depreciation and amortization                            3,204,871        1,565,065           7,186,662           4,614,770
 Research and development                                   434,651        1,085,236           2,025,023           2,759,594
 Impairment of goodwill                                   8,040,054                -           8,040,054                   -
                                                       --------------   --------------     --------------      --------------
    Total operating costs and expenses                   45,839,191       12,328,654          82,256,363          39,076,703
                                                       --------------   --------------     --------------      --------------

Operating loss                                          (18,711,119)      (6,785,652)        (27,256,928)        (15,236,956)
                                                       --------------   --------------     --------------      --------------

Other income (expense):
 Interest expense                                        (1,816,722)        (339,429)         (2,831,354)         (1,133,752)
 Interest and other income                                   25,212          249,940              76,872             400,737
 Settlement expense                                               -                -                   -            (639,565)
                                                       --------------   --------------     --------------      --------------
    Total other income (expense)                         (1,791,510)         (89,489)         (2,754,482)         (1,372,580)
                                                       --------------   --------------     --------------      --------------
       Net loss                                        $(20,502,629)     $(6,875,141)       $(30,011,410)       $(16,609,536)
                                                       ==============   ==============     ==============      ==============


CALCULATION OF NET LOSS PER COMMON SHARE:

Net Loss                                               $(20,502,629)     $(6,875,141)       $(30,011,410)       $(16,609,536)
Cumulative preferred stock dividends                         (5,595)        (402,529)            (27,610)         (1,221,231)
Dividends accrued and paid on Class M
 redeemable preferred stock                                       -                -            (269,027)                  -
Net effect on retained earnings of redemption
 and reissuance of Class M and N preferred
 stock, including beneficial conversion
 features                                                         -                -          15,512,473                   -
                                                       --------------   --------------     --------------      --------------
Net loss applicable to common stock                    $(20,508,224)     $(7,277,670)       $(14,795,574)       $(17,830,767)
                                                       ==============   ==============     ==============      ==============

Basic and diluted weighted average shares
 outstanding                                            113,672,070       27,850,335          93,333,115          26,639,187
                                                       ==============   ==============     ==============      ==============
Net loss per common share - basic and diluted          $      (0.18)     $     (0.26)       $      (0.16)       $      (0.67)
                                                       ==============   ==============     ==============      ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                      I-LINK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                             Preferred Stock         Common Stock
                                                           -------------------  ----------------------
                                                                                                         Additional     Accumulated
                                                            Shares    Amount       Shares      Amount  Paid-in Capital     Deficit
                                                           --------  ---------  -----------  -------- ---------------- -------------
BALANCE AT DECEMBER 31, 2000                                 24,435  $ 244,350   28,136,506 $ 196,957 $ 106,622,114   $(135,902,482)
Conversion of convertible debt and accrued interest into
 Class M mezzanine preferred stock and common warrants            -          -            -         -     6,377,673               -
Common stock issued and accumulated deficit acquired as a
 result of WebToTel acquisition and conversion of notes
 payable                                                          -          -   17,454,333   122,182    11,822,812      (1,246,834)
Stock issued - employee stock purchase  plan                      -          -       34,518       241        15,338               -
Repurchase of Class M mezzanine preferred stock                   -          -            -         -             -               -
Repurchase of Class N preferred stock                       (14,404)  (144,040)           -         -   (14,164,060)              -
Net contribution from repurchase/settlement
 with stockholders of Class M and N preferred stock               -          -            -         -    (5,000,000)      30,292,319
Contingent beneficial conversion feature
 on Class N preferred stock                                       -          -            -         -     9,779,846      (9,779,846)
Issuance of common shares to related party
 to repurchase warrants outstanding                               -          -    5,000,000    35,000       (35,000)              -
Reissuance and conversion of Class M redeemable
 preferred stock into common stock                                -          -   50,442,857   353,100     3,696,900               -
Reissuance and conversion of Class N
 preferred stock into common stock                                -          -   11,523,159    80,662       869,338               -
Beneficial conversion feature on the reissuance
 of Class M and N preferred stock                                 -          -            -         -     5,000,000      (5,000,000)
Other conversions of Class N preferred stock
 into common stock                                              (13)      (130)       9,143        64            66               -
Warrants issued in connection with
 certain notes payable to related party                           -          -            -         -     2,079,456               -
Beneficial conversion feature on
 certain convertible note payable to related party                -          -            -         -     1,092,143               -
Conversion of Class C preferred stock
 into common stock                                           (9,249)   (92,490)   3,415,015    23,905        68,585               -
Dividend on Class C preferred stock paid in the
 form of common stock                                             -          -      534,016     3,738       626,575        (630,313)
Net loss                                                          -          -            -         -             -     (30,011,410)
                                                           --------  ---------  ----------- --------- --------------  --------------
BALANCE AT SEPTEMBER 30, 2001                                   769  $   7,690  116,549,547 $ 815,849 $  128,851,786  $(152,278,566)
                                                           ========  =========  =========== ========= ==============  ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the Nine Months Ended
                                                                                                     September 30,
                                                                                            ---------------------------------
                                                                                               2001               2000
                                                                                            -------------       -------------
Cash flows from operating activities:
   Net loss                                                                                 $ (30,011,410)      $ (16,609,536)
    Adjustments to reconcile net loss to net cash used in (provided by)
     operating activities:
      Depreciation and amortization                                                             7,186,662           4,614,770
      Impairment of goodwill                                                                    8,040,054                   -
      Provision for doubtful accounts                                                           2,654,496              79,236
      Common stock issued as payment of accrued liabilities                                             -             740,587
      Amortization of discount on notes payable to a related party                                888,468                   -
      Amortization of deferred compensation on stock options issued for services                        -             503,257
      Increase  (decrease) from changes in operating  assets and  liabilities  (net of effects of acquisition of businesses):
          Accounts receivable                                                                  (3,376,429)            818,117
          Other assets                                                                         (4,733,639)           (294,856)
          Unearned revenue                                                                    (11,427,632)         17,916,667
          Accounts payable, accrued liabilities and accrued interest                            8,858,967            (271,573)
      Discontinued operations - noncash charges and working capital changes                             -              66,162
                                                                                            -------------       -------------
                  Net cash provided by (used in) operating activities                         (21,920,463)          7,562,831
                                                                                            -------------       -------------

Cash flows from investing activities:
   Purchases of furniture, fixtures, equipment and software                                    (1,527,514)         (4,687,910)
   Acquisition of WorldxChange assets                                                         (13,000,000)                  -
   Cash received from purchase of WebToTel                                                        233,787                   -
   Investing activities of discontinued operations                                                      -              29,537
                                                                                            -------------       -------------
                  Net cash used in investing activities                                       (14,293,727)         (4,658,373)
                                                                                            -------------       -------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable to related party                                    36,189,534           2,600,000
   Proceeds from advance under strategic marketing agreement                                            -           1,751,183
   Payment of related party debt                                                                        -          (2,600,000)
   Payment of advance under strategic marketing agreement                                               -          (1,751,183)
   Payment of long-term debt                                                                      (29,040)                  -
   Payment of capital lease obligations                                                          (404,578)           (104,979)
   Proceeds from exercise of common stock warrants and options
       and issuances under stock purchase plan                                                     15,580           4,274,879
   Financing activities of discontinued operations                                                      -             (24,204)
                                                                                            -------------       -------------
                  Net cash provided by financing activities                                    35,771,496           4,145,696
                                                                                            -------------       -------------

Increase (decrease) in cash and cash equivalents                                                 (442,694)          7,050,154

Cash and cash equivalents at beginning of period                                                2,155,628           2,996,004
                                                                                            -------------       -------------
Cash and cash equivalents at end of period                                                  $   1,712,934       $  10,046,158
                                                                                            =============       =============

Cash and cash equivalents at end of period:
   Continuing operations                                                                    $   1,712,934       $   9,929,375
   Discontinued operations                                                                              -             116,783
                                                                                            -------------       -------------
      Total cash and cash equivalents at end of period                                      $   1,712,934       $  10,046,158
                                                                                            =============       =============

                      I-LINK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the Nine Months Ended
                                                                                                     September 30,
                                                                                            ---------------------------------
                                                                                               2001               2000
                                                                                            -------------       -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Reclassification of Class F redeemable preferred stock from mezzanine                                -       $   2,338,784
   Discount on note payable to related party due to warrants issued with the note           $   2,079,456                   -
   Stock options issued for services                                                                    -              54,902
   Equipment acquired under capital lease obligations                                           9,523,590                   -
   Conversion of notes payable to a related party and associated accrued interest
     to Class M redeemable preferred stock                                                     10,305,072                   -
   Reclassification of Class M redeemable preferred stock from mezzanine                       22,039,892                   -
   Conversion of notes payable to a related party and associated accrued
     interest to common stock                                                                  10,326,938                   -


NOTE 1 - DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION AND LIQUIDITY

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries ("I-Link" or the "Company"). The Company's principal operations are two-fold. First, for the past five years the Company has developed and marketed enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The communications solutions are delivered through the Company's proprietary technologies. Enhanced communications products and services are marketed through master agent and wholesale distributor arrangements with I-Link Communications Inc., a wholly owned subsidiary of the Company that is an FCC licensed long-distance carrier. The Company develops and licenses communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet. The second principal operation began on June 4, 2001, when I-Link Incorporated, through its wholly-owned subsidiary WorldxChange Corp. ("WorldxChange"), purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers. Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix. The phone call is then billed directly to the customer. Billings to these customers are primarily done through the customers' local exchange carrier ("LEC"). Marketing of the dial around product is primarily done through independent marketing agents that receive a commission. WorldxChange's retail base is comprised of residential and commercial customers located throughout the United States.

On March 1, 2001, I-Link became a majority owned subsidiary of Counsel Communications LLC, which is a wholly-owned subsidiary of Counsel Corporation
(US), (collectively, "Counsel"). On April 17, 2001, I-Link, WebToTel, Inc. ("WebToTel"), a subsidiary of Counsel, and its subsidiary Nexbell Communications Inc. ("Nexbell") in a stock-for-stock transaction.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, (b) the financial position at September 30, 2001, and (c) cash flows for the nine-month periods ended September 30, 2001 and 2000. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000 and quarterly reports on Form 10-Q for the three and six-months ended March 31 and June 30, 2001.

The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding includes 17,454,333 shares issued by I-Link in April 2001 to acquire WebToTel as if the acquisition and related stock issuance had occurred on March 1, 2001. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss applicable to common stock for the three and nine-month periods ending September 30, 2001 and 2000, basic and diluted loss per share are the same.

The net loss per common share basic and diluted for the nine-months ending September 30, 2001 includes a net increase to retained earnings of $30,292,319 attributable to the redemption on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor, including redemption of the beneficial conversion feature related to such preferred stock. In addition, there was a charge to retained earnings of $9,779,846 representing a contingent beneficial conversion feature on the Class N preferred stock resulting from the reset of the conversion price. The net loss per common share basic and diluted also reflects a $5,000,000 charge to retained earnings for the beneficial conversion feature related to the reissuance on March 1, 2001 of the Class M and Class N preferred stock to Counsel Communications, LLC.

AMORTIZATION OF INTANGIBLES

WebToTel acquired Nexbell on February 22, 2001 and accounted for that acquisition using the purchase method of accounting. As part of that acquisition, WebToTel recorded $9,136,427 of goodwill. This goodwill was being amortized over a five-year period.

The Company continuously reviews the products it offers and their contribution to our Company and our overall strategy. As of September 30, 2001, our analysis determined that it was not economically justified to continue to maintain a portion of the Company's network related to leased lines for local access origination and Nexbell's METS product. Subsequent to September 30 2001, the company approved a plan to discontinue offering the METS product. With this determination, the Company performed an impairment analysis of the goodwill recorded in connection with the acquisition of WebToTel and its subsidiary Nexbell ("WebToTel"). The analysis was performed in response to projected losses on the METS product acquired in the WebToTel acquisition. As a result of this review, an $8,040,054 impairment charge, representing the remaining balance of the goodwill, was recorded as of September 30, 2001. The Company anticipates incurring additional operating losses in the fourth quarter of 2001 of approximately $1.3 million related to the wind down the METS product and a portion of the Company's network related to leased lines used for local access origination.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing, but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is currently evaluating the effects of this Statement.

In August 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operation.

NOTE 3 - SHORT TERM BORROWINGS

On June 6, 2001, I-Link and Counsel entered into a Loan and Security Agreement ("Loan Agreement"). Any monies advanced to I-Link between June 6, 2001 and April 15, 2002, (in the amount not to exceed $10,000,000) will be governed by the Loan Agreement. In connection with the Loan Agreement, I-Link will execute a note payable to Counsel, due June 6, 2002. The loan is secured by all of the assets of I-Link. Outstanding balances (including any accrued and unpaid interest) under the loan bear interest at 10% per annum which interest is payable quarterly in arrears following the last business day of each quarter. However, Counsel may (and has) at its sole election allow interest to accrue and become payable at the end of the term. As of September 30, 2001, advances under this loan agreement totaled $9,159,536.

To fund the acquisition of the assets purchased and liabilities assumed by WorldxChange, Counsel provided a loan to WorldxChange in the aggregate amount of $15,000,000. The loan is collateralized against all assets of WorldxChange. The loan is also guaranteed by I-Link and collateralized by the assets of I-Link. Outstanding balances (including any accrued and unpaid interest) under the loan bear interest of 10% per annum and are payable quarterly in arrears and in cash on the last business day of each quarter. The payment of cash interest by WorldxChange may be waived by Counsel. The loan will mature on June 4, 2002 but may be extended upon mutual agreement of both Counsel and I-Link. The loan may be prepaid at any time prior to the maturity, without penalty.

In connection with the $15,000,000 loan, I-Link issued to Counsel a warrant to purchase 15,000,000 shares of common stock of I-Link at an exercise price of $0.60 per share. The warrants are exercisable in three tranches as follows; 5,000,000 on the date of the agreement, 5,000,000 on September 4, 2001 and December 4, 2001, respectively, in the event the loan is still outstanding on those dates. The warrants expire on June 4, 2003. The Company has recorded $2,079,455 as a discount against the $15,000,000 loan from Counsel representing the relative fair value attributed to the 10,000,000 shares exercisable as of September 30, 2001. The value of the warrants is calculated using the Black Scholes Model and is being amortized over the term of the loan. In the event the third tranche of warrants become exercisable, the Company will record additional interest expense related to the fair value of the warrants when exercisable.

NOTE 4 - LONG-TERM DEBT

The Company borrowed $12,000,000 under a loan agreement with Counsel Communications during 2001. Interest on the note (9% per annum) is automatically added to principal at the end of each calendar quarter. The note is convertible into I-Link's common stock at a conversion rate of $.56 per share. At any time the Company made a draw on the loan agreement and the market price of the Company's common stock was higher than the conversion rate, a debt discount was recorded equal to this beneficial conversion feature. As of September 30, 2001, debt discount of $1,092,143 has been recorded on the borrowings of $12,000,000. This discount is being accreted to interest expense over the term (three years) of the loan agreement.

Included in the liabilities assumed with the WorldxChange acquisition, WorldxChange and I-Link Incorporated agreed to a non-interest-bearing obligation of $1,350,000 payable in installments of $37,500 per month for 36 months to a carrier. The Company has recorded this debt at its fair market value with an imputed interest rate of 10%, resulting in a liability in the amount of $1,162,171. The obligation is subject to reduced payments based upon future usage with the carrier.

NOTE 5 - FURNITURE, FIXTURES, EQUIPMENT AND SOFTWARE

In connection with the purchase of certain assets from WorldxChange Communications Inc, the Company recorded $5,247,709 in equipment and cables, including Indefeasible Rights of Use ("IRU") in telecommunication cable systems.

On June 27, 2001, WorldxChange entered into a capital lease agreement to lease certain telecommunications equipment with a value of $9,524,000. Lease payments for the first six months of the lease term will be $159,000 per month. The remaining forty-two payments are $245,000 per month.

NOTE 6 - INCOME TAXES

The Company recognized no income tax benefit from the losses generated in 2001 and 2000 because of the uncertainty of the realization of the related deferred tax asset.

NOTE 7 - STOCK-BASED COMPENSATION PLANS

During the nine months ended September 30, 2001, approximately 3,500,000 options to purchase the Company's common stock previously issued to employees expired or were forfeited. During the same period, there were approximately 1,800,000 options to purchase common stock issued to employees. There were no exercises of options during the nine-month period ended September 30, 2001.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

I-Link's subsidiaries have various agreements with national carriers to lease local access spans and to purchase carrier services. The agreements include minimum usage commitments with termination penalties up to 100% of the remaining commitment. Minimum usage commitments are as follows:

        2001 (fourth quarter of 2001)             $  1,600,000
        2002                                         5,400,000
        2003                                         3,600,000
        2002                                         3,100,000
        2003                                         1,300,000

As of September 30, 2001, I-Link's subsidiary Nexbell had defaulted on two equipment leases. As of September 30, Nexbell was in default on $690,000 in arrearages. Nexbell is currently in discussions with the leasing companies and has recorded its best estimate of the liability under these leases as of September 30, 2001. However, the potential range of the liability could be approximately $1.6 million greater than the recorded liability.

As of September 30, 2001, I-Link was in default on an equipment lease. This lease was secured by a letter of credit issued by an affiliate of Winter Harbor LLC, a former majority shareholder of I-Link. On October 11, 2001, the leasing company drew against the letter of credit in the amount of $1,998,681. As of September 30, 2001, I-Link continues to carry the liability related to this lease in its financial statements. On October 26, 2001, I-Link received a demand for payment from Winter Harbor LLC for the amount of the draw on the letter of credit and interest since October 11, 2001. The Company is evaluating Winter Harbor's demand in light of the various agreements entered into between the Company, Counsel Communications LLC and Winter Harbor. While the Company believes that it will not be required to pay cash to Winter Harbor of the amount claimed, there can be no assurance as to the ultimate outcome of this matter.

WorldxChange has entered into operating lease agreements to lease space at various switch sites and at its headquarters. These lease agreements include commitments as follows:

        2001                                      $  1,000,000 (fourth quarter of 2001)
        2002                                         3,000,000
        2003                                         1,200,000
        2004                                           500,000
        2005                                           500,000
        Thereafter through 2010                     11,000,000
                                                  ------------
             Total                                $ 17,200,000

NOTE 9 - PREFERRED STOCK

On September 6, 2001, all outstanding shares of the Company's Class C preferred stock automatically converted into shares of common stock according to the terms of the designation of the Class C preferred stock. Accordingly, 9,249 shares of Class C preferred stock were converted into 3,415,015 shares of common stock. In addition to the conversion of the preferred stock, the Company was obligated to pay dividends declared but unpaid and other dividends not paid on the preferred stock through the conversion date. Accordingly, dividends in the amount of $630,313 were paid through the issuance of 534,016 shares of common stock.

NOTE 10 - LEGAL PROCEEDINGS

On January 18, 2001, I-Link filed action against Red Cube, International AG and Red Cube, Inc. ("Red Cube") in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link's employees, vendors and customers. Red Cube commenced an arbitration proceeding in New York (see next paragraph) and then filed a motion to dismiss the federal court action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link. The court found that I-Link's claims were "related to" the Cooperation and Framework Agreement and granted Red Cube's motion to dismiss for lack of subject matter jurisdiction. The dismissal resulted in this issue being submitted for arbitration pursuant to the Cooperation and Framework Agreement.

On January 24, 2001, Red Cube, after the federal court action described above had been commenced against it by I-Link, delivered a written demand for arbitration and commenced an arbitration proceeding in New York alleging that I-Link breached the Cooperation and Framework Agreement by (i) threatening a shut-down of I-Link's IP telecommunications network, (ii) the resignation of Dror Nahumi as an employee of I-Link (which Red Cube claims will cause I-Link to breach its undertaking to provide certain consulting services in the event I-Link is unable to perform under the Agreement and Red Cube is required to assume primary operation and maintenance of its own IP telecommunications network based upon I-Link's technology), and (iii) I-Link's alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network. When the federal court action was dismissed in favor of the arbitration proceeding, I-Link filed a response in the arbitration proceeding denying all of Red Cube's claims. I-Link also filed a counterclaim against Red Cube virtually identical to the claims it initially brought against Red Cube in the federal court action seeking compensatory and/or punitive damages for Red Cube's default under a subsequent agreement to provide approximately $60,000,000 in equity funding to I-Link, and engaging in a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. In May 2001, Red Cube amended its claim to include additional allegations that I-Link undertook certain unspecified "significant transactions" in violation of its agreements with I-Link's then majority shareholder, Winter Harbor, LLC (with which Red Cube was also at the time engaged in arbitration) which resulted in damage to Red Cube. I-Link has denied these additional allegations. The arbitration proceeding is in the discovery stage. In its Quarterly Report dated September 30, 2001, Ventis, a Swiss private equity investment firm and an investor in Red Cube, stated that Red Cube and Winter Harbor LLC had settled their arbitration subject to a confidentiality agreement.

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

On September 28, 2001, The Nasdaq Stock Market Inc. issued an order delisting I-Link's common stock from The Nasdaq SmallCap Market, effective October 1, 2001. I-Link's common stock is now traded on the OTC-Electronic Bulletin Board.

We are involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect to us.

NOTE 11 - SEGMENT OF BUSINESS REPORTING

The Company's four reportable segments are as follows:

- Telecommunications services - includes long-distance toll services, origination and termination services (I-Link and Nexbell) and enhanced calling features such as the One-Number service (formerly know as V-Link). The telecommunications services products are marketed primarily to residential and small business customers.

- Dial-around telecommunication services - includes operations of WorldxChange that offers a dial around telecommunications product through independent marketing agents. This business was entered into effective June 4, 2001 with the Company's purchase of certain assets and liabilities of WorldxChange Communications, Inc.

- Marketing services - includes training and promotional materials to independent sales representatives (IRs) in the network marketing sales channel. Additionally, revenues are generated from registration fees paid by IRs to attend regional and national sales conferences. This segment ceased operations in February 2000.

- Technology licensing and development - provides research and development to enhance the Company's product and technology offerings. Products developed by this segment include One Number, Indavo, and other proprietary technology. The Company licenses certain developed technology to third party users such as Red Cube.

There are no intersegment revenues. The Company's business is conducted principally in the U.S.; foreign operations are not material. The table below presents information about revenues from external customers and net loss for the three-month and six-month periods ended September 30, 2001 and 2000. There has been no material change in segment assets from the amounts reported in the Company's annual report on Form 10-K for the year ended December 31, 2000 except that segment assets for dial-around telecommunication services has increased by approximately $34,000,000 due to the acquisition of WorldxChange.

                                                              FOR THE THREE-MONTH                        FOR THE NINE-MONTH
                                                                 PERIOD ENDED                               PERIOD ENDED
                                                     ------------------------------------      -------------------------------------
                                                     SEPT. 30, 2001       SEPT. 30, 2000        SEPT. 30, 2001        SEPT. 30, 2000
                                                     --------------      ---------------       ----------------      ---------------

REVENUES FROM EXTERNAL CUSTOMERS:
     Telecommunications services                     $   4,221,000         $ 4,111,000           $  23,303,000        $  15,297,000
     Dial-around telecommunication services             21,487,000                   -              27,419,000                    -
     Marketing services                                          -                   -                       -              464,000
     Technology licensing and development                1,420,000           1,432,000               4,277,000            8,079,000
                                                     --------------      ---------------       ----------------      ---------------
     Total revenues from external customers
       for reportable segments                       $  27,128,000         $ 5,543,000           $  54,999,000        $  23,840,000
                                                     ==============      ===============       ================      ===============
SEGMENT INCOME (LOSS):
     Telecommunications services                     $ (13,274,000)        $(2,761,000)          $ (15,416,000)       $  (6,548,000)
     Dial-around telecommunication services             (3,001,000)                  -              (4,243,000)                   -
     Marketing services                                          -             (50,000)                      -             (204,000)
     Technology licensing and development                  573,000             (96,000)                951,000            3,875,000
                                                     --------------      ---------------       ----------------      ---------------

     Total segment income (loss) for reportable
       Segments                                        (15,702,000)         (2,907,000)            (18,708,000)          (2,877,000)

                                                              FOR THE THREE-MONTH                        FOR THE NINE-MONTH
                                                                 PERIOD ENDED                               PERIOD ENDED
                                                     --------------------------------------    -------------------------------------
                                                     SEPT. 30, 2001       SEPT. 30, 2000        SEPT. 30, 2001        SEPT. 30, 2000
                                                     --------------       --------------        --------------        --------------
     Unallocated non-cash amounts in
      consolidated net loss:
         Settlement expense                                      -                   -                       -             (640,000)
         Amortization of discount on notes
            payable                                       (784,000)                  -                (888,000)                   -
         Amortization of deferred
            compensation on stock options
            issued for services                                  -            (122,000)                      -             (503,000)
         Amortization of intangible assets                (549,000)           (626,000)             (1,645,000)          (2,064,000)
     Other corporate expenses                           (3,468,000)         (3,220,000)             (8,770,000)         (10,526,000)
                                                     --------------       --------------        --------------        --------------
                                                     $ (20,503,000)        $(6,875,000)          $ (30,011,000)        $(16,610,000)
                                                     ==============       ==============        ==============        ==============

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in our Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarters ended March 31 and June 30, 2001.

FORWARD LOOKING INFORMATION

        THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27-A OF THE SECURITIES ACT OF 1933, AS AMENDED, SECTION 21-E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND INFORMATION RELATING TO I-LINK INCORPORATED AND SUBSIDIARIES (I-LINK) THAT ARE BASED ON MANAGEMENT'S EXERCISE OF BUSINESS JUDGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," AND "INTEND" AND WORDS OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY ANY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT OUR CURRENT VIEW OF FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES AS NOTED BELOW. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors include, without limitation:

-  our ability to finance and manage expected rapid growth;
-  the impact of competitive services and pricing;
-  our ongoing relationship with our long distance carriers and vendors;
-  our ability to meet our usage commitments with carriers;
-  our dependence upon key personnel;
-  subscriber attrition;
- the adoption of new, or changes in, accounting principles; |X| legal proceedings;
- federal and state governmental regulation of the long distance telecommunications and internet industries;
-  our ability to maintain, operate and upgrade our information systems network;
- our success in deploying our Communication Engine network in internet telephony;
- the existence of demand for and acceptance of our products and services (including but not limited to dial-around service and One-Number service (formerly V-Link(TM)));
-  our ability to efficiently integrate our recent acquisitions;
- the migrating of subscribers from a retail billing basis to a wholesale billing basis;
- the ultimate financial liability related to certain leases in default as of September 30, 2001;
-  other risks referenced from time to time in our filings with the SEC.

WE UNDERTAKE NO OBLIGATION AND DO NOT INTEND TO UPDATE, REVISE OR OTHERWISE PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF ANY UNANTICIPATED EVENTS.


Our principal operations are two-fold:

        First, for the past five years we have been an integrated voice and data communications company focused on simplifying the delivery of "Unified Communication." Unified Communication is the integration of traditional telecommunications with new data IP (Internet Protocol) communications systems with the effect of simplifying communications, increasing communication capabilities and lowering overall communication costs. Unified Communication platforms integrate telecommunication, mobile communication, paging, voice-over-IP (VoIP) and

        Internet technologies. We have developed and marketed enhanced communications products and services utilizing our own private intranet and both owned and leased network switching and transmission facilities. The communications solutions are delivered through our proprietary technologies. Our enhanced communications products and services are marketed through master agent and wholesale distributor arrangements with I-Link Communications, our wholly owned subsidiary, that is an FCC licensed long-distance carrier. We also undertake research and development of new telecommunications services, products and technologies, and the licensing of certain of these products and technologies to other telecommunications companies.

        Second, beginning June 4, 2001, we purchased, through our wholly-owned subsidiary WorldxChange Corp. ("WorldxChange"), certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers. Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix. The phone call is then billed directly to the customer. Billings to these customers are primarily done through the customers' local exchange carrier ("LEC"). Marketing of the dial around product is primarily done through independent marketing agents that receive a commission. WorldxChange's retail base is comprised of residential and commercial customers.

On March 1, 2001, we became a majority owned subsidiary of Counsel Communications LLC which was a wholly-owned subsidiary of Counsel Corporation
(US), (collectively, "Counsel"). On April 17, 2001, we acquired WebToTel, Inc. ("WebToTel"), a subsidiary of Counsel, and its subsidiaries including Nexbell Communications Inc. ("Nexbell") in a stock-for-stock transaction. Nexbell continued to offer a Multi-Exchange Transport Service ("METS") product originally offered by NexBell that provided customers with VoIP-based local access origination and termination services. However, Nexbell determined it is not economically justified to continue selling its product and accordingly stopped taking new orders for the product and initiated steps toward an orderly discontinuance for existing customers (expected December 1, 2001).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2001 were $1,712,934 and the working capital deficit was $29,503,273 (including $22,748,109 payable to our parent company). Cash used by operating activities during the nine-month period ended September 30, 2001 was $21,920,463 as compared to cash provided by operations of $7,562,831 during the same period ended September 30, 2000. The primary reason for the change from 2000 was cash provided by operating activities in 2000 included $20,000,000 received as of September 30, 2000 from a customer, Red Cube, International AG and Red Cube, Inc. ("Red Cube"), which did not recur in 2001.

Net cash used by investing activities in the nine-month period ended September 30, 2001 was $14,293,727 as compared to net cash used of $4,658,373 in the same period ended September 30, 2000. Cash used by investing activities in 2001 was attributed to $13,000,000 used to purchase the net assets of WorldxChange and $1,527,514 used to purchase equipment. These uses of cash were offset by cash of $233,787 received as part of the WebToTel acquisition. Cash used by investing activities in 2000 was primarily attributable to the purchase of network equipment of $4,687,910, which was offset by $29,537 received from the sale of assets from discontinued operations.

Financing activities provided net cash of $35,771,496 in the first nine-months of 2001, as compared to cash provided of $4,145,696 in the same period of 2000. Cash provided in the first nine-months of 2001 included loans from Counsel of $36,189,534 and $15,580 from issuances of common stock which were offset by repayment of notes payable and capital lease obligations of $433,618. Cash provided in 2000 included proceeds of $2,600,000 from a note payable to a related party, $4,274,879 in net proceeds from exercises of common stock warrants and options and a $1,751,183 advance received under the strategic marketing and channel agreement with a customer. The $2,600,000 note and $1,751,183 advance were both repaid during the second quarter of 2000. Repayments of capital lease obligations of $104,979 and repayments of $24,204 on certain notes in discontinued operations offset these proceeds.

We incurred a net loss from continuing operations of $30,011,410 (including an $8 million non-cash impairment of goodwill) for the first nine-months of 2001, and as of September 30, 2001 had an accumulated deficit of $ 152,278,566. While we anticipate that revenues during the fourth quarter of 2001 will be greater than recorded in the third quarter of 2001, we anticipate that revenue generated from continuing operations will not be sufficient during the remainder of 2001 and into 2002 to fund our operations or continued expansion of our private telecommunications network facilities and anticipated growth in subscriber base. As of September 30, 2001, we were in default on a lease with a potential current liability of approximately $2 million and Nexbell was in default on certain leases with a potential current liability of approximately $3 million. While we are working on settlement of these potential liabilities on a favorable basis to us, the ultimate liability could have a negative effect on our liquidity and financial resources. We continue to be dependent upon funding from Counsel to fund our operational cash needs (see discussion below).

CURRENT POSITION/FUTURE REQUIREMENTS

While revenues from operations have increased significantly, operational expenses have also increased, thus continuing our need for sources of operational funds other than from operations. Our operational cash needs continue to be funded through our agreement with Counsel wherein Counsel committed to fund, through long-term inter-company advances or equity contribution, all capital investment, working capital or other operational cash requirements through April 15, 2002. On June 6, 2001, we entered into a Loan and Security Agreement with Counsel, pursuant to which Counsel agreed to advance up to $10 million. We no longer have any availability under that facility, and we have entered into discussions with Counsel with respect to the terms under which Counsel will advance additional funds. There can be no assurance that Counsel will continue to provide funding after April 15, 2002. We anticipate that additional funds will be necessary after such time to fund our operations and finance the planned expansion of our business communications services, product development and manufacturing, and to discharge our financial obligations. The availability of such funds will depend on prevailing market conditions, interest rates, our financial position and results of our operations. There can be no assurance that such funds will be available or if available that they will be on terms and conditions favorable to I-Link.

RESULTS OF OPERATIONS

In order to more fully understand the comparison of the three and nine months ended September 30, 2001 as compared to the same three and nine months in 2000, you must understand two significant business transactions that are reflected in our 2001 financial results, for which there are not comparable transactions in 2000. Specifically:

     1. We acquired WebToTel Incorporated and its subsidiaries (including Nexbell) in a stock for stock transaction on April 17, 2001. However, as WebToTel and I-Link were under common control of Counsel as of March 1, 2001 (the date Counsel obtained its ownership in I-Link), we have accounted for the acquisition on an accounting method consistent with the pooling-of-interests method of accounting as of March 1, 2001. Accordingly, we have included the financial results of WebToTel and its subsidiaries subsequent to March 1, 2001.

     2. On June 4, 2001 WorldxChange completed the purchase of certain assets and liabilities of WorldxChange Communication, Inc. WorldxChange continues to offer the dial-around telecommunications product, which WorldxChange Communications, Inc. had previously offered. We did not offer a comparable product prior to June 4, 2001.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

REVENUES

Telecommunications service revenue increased $21,608,781 to $25,274,900 in the three months ended September 30, 2001 as compared to $3,666,119 in the three months ended September 30, 2000. The increase is primarily the result of the acquisition of two companies. Revenue in the third quarter increased $21,487,000 related to the dial-around business of WorldxChange and $1,191,000 related to the METS product offered by Nexbell. Excluding the above revenues, recurring revenues decreased $1,069,000 which was due to a decrease in revenues billed to wholesale customers in the third quarter 2001 as compared to the third quarter of 2000. We anticipate that reported revenues for the fourth quarter will be higher than the third quarter primarily because WorldxChange will begin its first major advertising campaign that the Company anticipates will result in higher revenues than those for the third quarter. The Company has determined to discontinue maintaining a potion of the Company's network related to leased lines used for local access origination and to cease offering its METS product, effectively ceasing revenues from METS as of approximately December 1, 2001. We anticipate revenues from other recurring sources will remain constant in the fourth quarter.

Technology licensing and development revenue decreased $12,303 to $1,419,998 in the third quarter of 2001 as compared to $1,432,301 in the same quarter of 2000. During the three months ended September 30, 2001, licensing revenues were primarily from a $10,000,000 licensing agreement in May 2000 between Red Cube and I-Link that is being recorded over a two-year period. Accordingly, $1,250,000 was recorded in the third quarters of 2001 and 2000. As of September 30, 2001, the unearned balance of $2,917,000 has been recorded as unearned revenue. Revenue from this source will vary from quarter to quarter based on timing of future technology licensing and development projects.

Other revenues in the third quarter of 2001 decreased $11,408 to $433,174 as compared to $444,582 in the same period of 2000. These revenues relate primarily to customer care, billing and accounts receivable services performed primarily for our single largest customer. Revenues from these services are expected to remain constant in the fourth quarter of 2001. However, revenues from these types of services vary from period to period based upon services requested.

OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $17,251,694 in the third quarter of 2001 to $22,988,640 as compared to $5,736,946 for the same quarter of 2000. The primary increase was related to inclusion of network expense ($15,727,405) related to the dial-around business that we began to offer June 4, 2001 when we acquired the operations of and certain assets and liabilities of WorldxChange Communications, Inc. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenue. The remaining increase in telecommunication network expense was primarily due to the inclusion of the expense associated with the METS product in 2001. We anticipate that telecommunication network expense for the fourth quarter will be significantly different from the third quarter due to two events. First, in the fourth quarter WorldxChange will begin its first major advertising campaign which the Company anticipates will result in significantly higher revenues and related telecommunication network expense than those for the third quarter. Second, the Company has determined to discontinue offering its METS product effectively ceasing revenues as of December 1, 2001. Certain related telecommunication network expenses from METS will begin to decrease during December 2001 and continue to decline into the first quarter of 2002.

Selling, general and administrative expense increased $5,652,161 to $9,894,235 in the third quarter of 2001 as compared to $4,242,074 in the third quarter of 2000. The primary components of the net increase consisted of an approximate $5,862,000 related to the WorldxChange dial-around business that began June 4, 2001. Additional increases related to Nexbell were offset by a reduction in other corporate expenses relating to the workforce reductions implemented in the first six months of 2001. We anticipate that selling, general and administrative expenses will increase dramatically as a result of the advertising campaign by WorldxChange in the fourth quarter of 2001.

The provision for doubtful accounts increased $1,577,407 to $1,276,740 in the third quarter of 2001 as compared to a negative expense of ($300,667) in the same quarter of 2000. The overall increase was due to (1) provision for doubtful accounts associated with two sources of revenues, WorldxChange ($1,171,000) and Nexbell ($93,000), both of which came into existence in 2001; and (2) during the third quarter of 2000 we settled a lawsuit wherein we sued a former wholesale customer for non-payment of its bills. Prior to the third quarter of 2000 we had written off the receivable from this customer. Upon settling the lawsuit we received $300,000 for past billings, which amount reduced our bad debt expense in the third quarter of 2000. We anticipate that the relationship between telecommunication service revenues and the bad debt provision for the fourth quarter will be comparable to the third quarter.

Depreciation and amortization increased $1,639,806 to $3,204,871 in the third quarter of 2001 as compared to $1,565,065 in the third quarter of 2000. The increase is primarily due to depreciation and amortization relating to assets and goodwill acquired in the WebToTel and WorldxChange acquisitions. Depreciation of WorldxChange assets resulted in approximately $1,149,000 of the increase. The remainder of the increase in depreciation and amortization was due to $457,000 amortization of goodwill recorded in the WebToTel acquisition. While we anticipate depreciation will be comparable in the fourth quarter, there will be no amortization of goodwill on the WebToTel acquisition in future periods as a result of the impairment of goodwill recorded in the third quarter (see discussion on impairment of goodwill expense below).

Research and development decreased $650,585 to $434,651 in the third quarter of 2001 as compared to $1,085,236 in the same period of 2000. The decrease was primarily a result of our decision to consolidate our research operations at our headquarters in Draper, Utah and an overall decrease in research and development activities during 2001. We anticipate that research and development expense will continue at a comparable amount during the fourth quarter of 2001.

During the third quarter of 2001, we performed a review of the products we offer and their contribution to our Company and our overall strategy. As of September 30, 2001, our analysis determined that it was not economically justified to continue to maintain a portion of the Company's network related to leased lines used for local access origination and Nexbell's METS product. Accordingly, we performed an impairment analysis of the goodwill recorded in connection with the acquisition of WebToTel and subsidiaries ("WebToTel"). The analysis was performed in response to projected losses on the METS product acquired in the WebToTel acquisition. Additionally, subsequent to September 30, 2001, we approved a plan to discontinue offering the METS product. As a result of this review, an $8,040,054 impairment charge was recorded during the quarter. We do not anticipate any impairment expense in the fourth quarter of 2001.

OTHER INCOME (EXPENSE)

Interest expense increased $1,477,293 to $1,816,722 in the third quarter of 2001 as compared to $339,429 in the same quarter of 2000. The increase was due primarily to increased interest on related-party debt and non-cash interest expense. Interest in the third quarter of 2001 on related party debt was $525,000 higher compared to the same period of 2000 due to higher average balances outstanding during the three months ended September 30, 2001. We also recorded non-cash interest expense of $785,000 in the third quarter of 2001 related to the amortization of a beneficial conversion feature on convertible debt with Counsel and non-cash interest related to the value of warrants issued to Counsel in connection with a loan. Interest expense in the fourth quarter is anticipated to increase as the Company continues to accrue interest on borrowings from Counsel and continues to record non-cash interest related to the amortization of beneficial conversion feature on convertible debt and amortization of the value of warrants issued to Counsel in connection with a loan. There were no similar non-cash interest expenses recorded in the third quarter of 2000.

Interest and other income decreased $224,728 to $25,212 in the third quarter of 2001 as compared to $249,940 in the same quarter of 2000. The decrease was primarily due to a decrease in the average balance of cash on hand in the third quarter of 2001 as compared to the same quarter of 2000.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

REVENUES

Telecommunications service revenue increased $35,561,886 to $49,104,324 in the first nine months of 2001 as compared to $13,542,438 in the first nine months of 2000. The increase is primarily the result of the recognition of previously reported unearned revenue related to a prepayment from Red Cube and two acquisitions during 2001. According to the terms of the agreement, Red Cube was to use services related to the prepayment prior to June 30, 2001. Unused services as of June 30, 2001 were approximately $9,543,000. As the Company has no further obligation under the prepayment arrangement, the $9,543,000 was recognized as revenue as of June 30, 2001. We do not expect any significant revenues from Red Cube in the future. Revenues also increased due to the acquisition of two companies. Revenue in the first nine months of 2001 increased $27,420,000 (representing revenues from June to September of 2001) related to the dial-around business of WorldxChange and $2,352,000 (representing revenues from March to September of 2001) related to Nexbell's METS product. These increases in telecommunications services revenues were offset by decreases in revenue which were a direct result of a shift in focus from retail to wholesale sales in addition to decreases in revenues billed to wholesale customers in 2001 as compared to revenues billed to wholesale customers in 2000.

Marketing services revenue, which included revenue from independent representatives for promotional and presentation materials, WebCentre, and ongoing administrative support decreased $463,740 to $0 in the first nine-months of 2001 as compared to $463,740 in the same period of 2000. The decrease was a result of transition of this network-marketing channel to Big Planet in February 2000, which caused marketing service revenues to cease.

Technology licensing and development revenue decreased $3,401,812 to $4,276,895 in the first nine months of 2001 as compared to $7,678,707 in the first nine months of 2000. During the first nine months of 2001, the revenues were primarily from a $10,000,000 licensing agreement in May 2000, between Red Cube and I-Link that is being recorded over a two-year period. Accordingly, $3,750,000 was recorded in the first nine months of 2001 as compared to $2,083,333 in the first nine months of 2000. As of September 30, 2001, the unearned balance of $2,917,000 has been recorded as unearned revenue. During the first nine months of 2000, revenues of $4,000,000 were recorded related to two licensing agreements that did not recur in 2001. The additional overall decrease in technology licensing revenue was due to several other licensing agreements in 2000 which did not recur in 2001. Technology licensing revenue will vary from quarter to quarter based on timing of technology licensing and development projects.

Other revenues in the first nine months of 2001 decreased $536,646 to $1,618,216 as compared to $2,154,862 in the first nine months of 2000. During the first nine months of 2000, other revenues also included royalties of $400,000 from the sale of Indavo units to a company which will not use the Indavo units over the I-Link Network. There were no comparable sales of Indavo in 2001. Decreases in other revenues relating to customer care, billing and accounts receivable services performed for our single largest customer accounted for the balance of the decrease in other revenues. Revenues from these types of services vary from period to period based upon services requested.

OPERATING COSTS AND EXPENSES

Telecommunication network expense increased $25,626,198 in the nine months ended September 30, 2001 to $43,014,152 as compared to $17,387,954 for the same period in 2000. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenue. The primary increase was related to inclusion of network expense ($21,043,000) related to the dial-around business that we began to offer June 4, 2001 when we acquired certain assets and liabilities of WorldxChange Communications, Inc. The remaining increase in telecommunication network expense was due to the inclusion of the expense associated with the METS product in 2001 in addition to increased expenses in 2001 related to the network buildout which began in late 2000.

Marketing service costs decreased $456,354 to $0 in the first nine months of 2001 as compared to $456,354 for the same period in 2000. The decrease in expense is directly related to the transition of the network-marketing channel to Big Planet Inc. in February 2000, which resulted in the cessation of marketing service revenues and accordingly the related expenses.

Selling, general and administrative expense increased $5,557,181 to $19,335,976 in the first nine months of 2001 as compared to $13,778,795 in the first nine months in 2000. The primary components of the net increase were due to additional selling, general and administrative cost of approximately $7,000,000 related to WorldxChange dial-around business that began June 4, 2001. Further increases relating to WebToTel were offset by a reduction in other corporate expenses relating to the workforce reductions in the first six months of 2001 including reduction in facilities, materials etc. and other cost cutting measures instituted by management.

The provision for doubtful accounts increased $2,575,260 to $2,654,496 in the nine months of 2001 as compared to $79,236 in the same period in 2000. The increase was directly due to necessary provisions for doubtful accounts associated with two sources of revenues. During the second and third quarters of 2001 we recorded an allowance for accounts receivable from a major customer in the amount of $975,000 due to the termination of their agreement and pending arbitration. Additional reserves of $1,453,000 were recorded related to the WorldxChange dial-around business, which began June 4, 2001. Further increases relate to the WebToTel (primarily the Nexbell METS product) acquisition included in our financial statements after March 1, 2001.

Depreciation and amortization increased $2,571,892 to $7,186,662 in the first nine months of 2001 as compared to $4,614,770 in the first nine months of 2000. The increase is primarily due to depreciation of $1,477,000 relating to WorldxChange assets and 1,066,000 from amortization of goodwill acquired in the WebToTel acquisition.

Research and development decreased $734,571 to $2,025,023 in the first nine months of 2001 as compared to $2,759,594 in the same period in 2000. The decrease was primarily a result of our decision to consolidate our research operations at our headquarters in Draper, Utah and a decrease in research and development activities during 2001.

During the third quarter of 2001, we performed a review of the products we offer and their contribution to our Company and our overall strategy. As of September 30, 2001, our analysis determined that it was not economically justified to continue to maintain a portion of the Company's network related to leased lines used for local access origination and Nexbell's METS product. Accordingly, we performed an impairment analysis of the goodwill recorded in connection with the acquisition of WebToTel and subsidiaries ("WebToTel"). The analysis was performed in response to projected losses on the METS product acquired in the WebToTel acquisition. Additionally, subsequent to September 30, 2001, we approved a plan to discontinue offering the METS product. As a result of this review, an $8,040,054 impairment charge was recorded during the quarter. We do not anticipate any impairment expense in the fourth quarter of 2001.

OTHER INCOME (EXPENSE)

Interest expense increased $1,697,602 to $2,831,354 in the first nine months of 2001 as compared to $1,133,752 in the same period of 2000. We recorded non-cash interest expense of $888,000 in the first nine months of 2001 related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel n connection with a loan. Interest on other debt increased $522,000 as a result of increased average balances of debt outstanding.

Interest and other income decreased $323,865 to $76,872 in the first nine months of 2001 as compared to $400,737 in the same period of 2000. The decrease was primarily due to a decrease in the average balance of cash on hand in the first nine months of 2001.

A settlement expense of $639,565 was recorded in the first nine months of 2000. This expense is the result of an obligation to issue 129,519 shares of common stock in exchange for certain trading restrictions imposed on JNC Opportunity Fund Ltd. ("JNC") in relation to the common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000. There was no comparable expense in the first nine months of 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing, but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is currently evaluating the effects of this Statement.

In August 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operation.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk. We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2001.

We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On January 18, 2001, I-Link filed action against Red Cube, International AG and Red Cube, Inc. ("Red Cube") in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link's employees, vendors and customers. Red Cube commenced an arbitration proceeding in New York (see next paragraph) and then filed a motion to dismiss the federal court action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link. The court found that I-Link's claims were "related to" the Cooperation and Framework Agreement and granted Red Cube's motion to dismiss for lack of subject matter jurisdiction. The dismissal resulted in this issue being submitted for arbitration pursuant to the Cooperation and Framework Agreement.

On January 24, 2001, Red Cube, after the federal court action described above had been commenced against it by I-Link, delivered a written demand for arbitration and commenced an arbitration proceeding in New York alleging that I-Link breached the Cooperation and Framework Agreement by (i) threatening a shut-down of I-Link's IP telecommunications network, (ii) the resignation of Dror Nahumi as an employee of I-Link (which Red Cube claims will cause I-Link to breach its undertaking to provide certain consulting services in the event I-Link is unable to perform under the Agreement and Red Cube is required to assume primary operation and maintenance of its own IP telecommunications network based upon I-Link's technology), and (iii) I-Link's alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network. When the federal court action was dismissed in favor of the arbitration proceeding, I-Link filed a response in the arbitration proceeding denying all of Red Cube's claims. I-Link also filed a counterclaim against Red Cube virtually identical to the claims it initially brought against Red Cube in the federal court action seeking compensatory and/or punitive damages for Red Cube's default under a subsequent agreement to provide approximately $60,000,000 in equity funding to I-Link, and engaging in a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. In May 2001 Red Cube amended its claim to include additional allegations that I-Link undertook certain unspecified "significant transactions" in violation of its agreements with I-Link's then majority shareholder, Winter Harbor, LLC (with which Red Cube was also at the time engaged in arbitration) which resulted in damage to Red Cube. I-Link has denied these additional allegations. The arbitration proceeding is in the discovery stage. In its Quarterly Report dated September 30, 2001, Ventis, a Swiss private equity investment firm and an investor in Red Cube, stated that Red Cube and Winter Harbor had settled their arbitration subject to a confidentiality agreement.

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

The information in Part II, Item 1 of I-link's quarterly report on Form 10-Q for the period ending June 30, 2001 relating to the Company's proceedings before The Nasdaq Stock Market, Nasdaq Listing Qualifications Department ("Nasdaq") is incorporated herein by reference. On September 28, 2001, Nasdaq issued an order delisting I-Link's common stock from The Nasdaq SmallCap Market, effective October 1, 2001. I-Link's common stock is now traded on the OTC-Electronic Bulletin Board.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2001 I-Link's subsidiary Nexbell had defaulted on two equipment leases. As of September 30, Nexbell was in default on $690,000 in arrearages and approximately $3,000,000 in total.

As of September 30, 2001, I-Link was in default on an equipment lease. This lease was secured by a letter of credit issued by an affiliate of Winter Harbor LLC, a former majority shareholder of I-Link. On October 11, 2001, the leasing company drew against the letter of credit in the amount of $1,998,681. As of September 30, 2001, I-link continues to carry the liability related to this lease in its financial statements. On October 26, 2001, I-Link received a demand for payment from Winter Harbor LLC for the amounts of the draw on the letter of credit and interest since October 11, 2001.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on September 20, 2001 where the stockholders considered five proposals as follows:

1. Messrs. Norman Chirite and Albert Reichmann were elected as Class III Directors of I-Link. Mr. Allan C. Silber was elected as a Class II Director. Mr. Chririte, Mr. Reichmann and Mr. Silber each received the following vote totals: 68,481,245 votes for and 629,672 votes withheld. Messrs. Henry Y. L. Toh, Hal B. Heaton, Gary J. Wasserson and Samuel L. Shimer continued as Directors.

2. A proposal to approve a discretionary reverse split of I-Link's common stock was defeated. For the vote on this proposal, the common stock voted in two groups. One group (the "Affiliates") consisted of those who were officers, directors or greater than 5% holders of the common stock. The other group ("Non-Affiliates") consisted of all other holders of common stock. The affirmative vote of a majority of the outstanding shares of BOTH GROUPS was required to approve the proposal. The voting was as follows: Affiliates: of 79,400,546 shares outstanding in the group, 61,966,057 voted for, none voted against, and none abstained. Non-Affiliates: of 33,825,290 shares outstanding in the group, 6,285,007 voted for, 821,033 voted against, and 38,160 abstained. The Non-Affiliates group did not pass the proposal, therefore it was defeated.

3. A proposal to approve an increase in the Company's authorized shares of common stock from 150 million to 300 million was approved. The vote was 67,949,361 for, 1,126,946 against and 34,610 abstained.

4. The 2001 Stock Option and Appreciation Rights Plan was approved. The vote was 67,925,946 for, 1,151,260 against and 33,711 abstained.

5. Issuances by I-Link of shares of its common stock in connection with the March 1, 2001 Senior Convertible Loan and Security Agreement between Counsel Communications LLC and I-Link and with the April 17, 2001 Agreement and Plan of Merger between WebToTel, Inc. and I-Link were ratified. The vote was 68,339,581 for, 737,931 against and 32,905 abstained.

ITEM 6(a) - EXHIBITS

EXHIBIT NO.       EXHIBIT

4.11              2001 Stock Option and Appreciation Rights Plan, filed herewith

ITEM 6(b) - REPORTS ON FORM 8-K

A Current Report on Form 8-K/A#1 was filed on August 20, 2001 as an amendment to a Form 8-K filed on June 19, 2001, in order to include financial statements and pro forma financial information relative to I-Link's purchase of WorldxChange.

A Current Report on Form 8-K/A#2 was filed on July 27, 2001 as an amendment to a Form 8-K/A#1 filed on June 29, 2001, to amend certain information in the unaudited pro forma combined condensed statement of operation for the year ended December 31, 2000 as originally reported in the 8-K/A#1.

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


                                               I-LINK INCORPORATED
                                              ----------------------
                                                   (Registrant)


Date:  November 13, 2001                      By:  /s/ GARY S. WASSERSON
                                                 -------------------------------

                                                   Gary S. Wasserson
                                                   Chief Executive Officer


                                              By:  /s/ JAMES A. GIAUQUE III
                                                 -------------------------------
                                                   James A. Giauque III
                                                   Chief Accounting Officer