Form 10-Q/A
period 2000-03-31
I LINK INC
filed 2002-02-28
CIK 849145

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

PART I - FINANCIAL INFORMATION

                                       I-LINK INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS                     March 31, 2000    December 31,
                                                                                  (Unaudited)         1999
                                                                                 --------------   --------------
Current assets:
   Cash and cash equivalents                                                     $   5,757,030    $   2,950,730
   Accounts receivable, less allowance for doubtful accounts of $1,070,516 and
      $1,789,000 as of March 31, 2000 and December 31, 1999, respectively            4,650,159        4,344,406
   Certificates of deposit - restricted                                                 53,980           53,500
   Other current assets                                                                212,350          308,691
                                                                                 --------------   --------------
      Total current assets                                                          10,673,519        7,657,327

Furniture, fixtures, equipment and software, net                                     7,775,908        7,019,361

Other assets:
   Intangible assets, net                                                            5,832,383        6,551,453
   Certificates of deposit - restricted                                                 76,136           76,136
   Other assets                                                                        453,920          353,922
                                                                                 --------------   --------------
                                                                                 $  24,811,866    $  21,658,199
                                                                                 ==============   ==============
                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                              $   3,535,810    $   4,131,675
   Accrued liabilities                                                               5,222,496        2,629,046
   Current portion of long-term debt                                                   751,660          751,660
   Notes payable to related parties                                                  1,300,000               --
   Current portion of obligations under capital leases                               1,366,507        1,380,957
   Net liabilities of discontinued operations                                           82,629           82,629
                                                                                 --------------   --------------
      Total current liabilities                                                     12,259,102        8,975,967

Notes payable to related parties                                                     7,768,000        7,768,000
Accrued interest on long-term notes payable                                          1,586,363        1,345,801
Obligations under capital leases                                                       506,404          544,724
                                                                                 --------------   --------------
                                                                                    22,119,869       18,634,492
                                                                                 --------------   --------------
Commitments and contingencies (Note 8)

Redeemable preferred stock - Class M                                                11,734,820       11,734,820
Redeemable preferred stock - Class F                                                        --        2,338,784
Redeemable common stock to be issued (Note 6)                                        1,397,973               --
                                                                                 --------------   --------------
                                                                                    13,132,793       14,073,604
                                                                                 --------------   --------------
Stockholders' deficit:
   Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 34,223 and 49,992 at March 31, 2000 and December 31, 1999,
      respectively, liquidation preference of $16,655,917 at March 31, 2000            342,230          499,920
   Common stock, $.007 par value, authorized 150,000,000 shares, issued and outstanding 26,662,252 and 24,150,829 at March 31,
      2000 and December 31, 1999, respectively                                         186,636          169,056
   Additional paid-in capital                                                      103,378,458       98,734,475
   Deferred compensation                                                              (362,315)        (499,377)
   Accumulated deficit                                                            (113,985,805)    (109,953,971)
                                                                                 --------------   --------------
     Total stockholders' deficit                                                   (10,440,796)     (11,049,897)
                                                                                 --------------   --------------

                                                                                 $  24,811,866    $  21,658,199
                                                                                 ==============   ==============

              The accompanying notes are an integral part of these consolidated financial statements

                                                        1


                                 I-LINK INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


                                                                           2000            1999
                                                                       -------------   -------------
Revenues:
   Telecommunication services                                          $  5,287,208    $  6,182,698
   Marketing services                                                       464,354         759,872
   Technology licensing and development                                   4,506,500         294,416
   Other                                                                    701,103              --
                                                                       -------------   -------------
     Total revenues                                                      10,959,165       7,236,986
                                                                       -------------   -------------

Operating costs and expenses:
   Telecommunication network expense                                      6,113,062       4,323,430
   Marketing services                                                       349,034       1,216,309
   Selling, general and administrative                                    3,919,088       2,837,123
   Provision for doubtful accounts                                          325,716         905,706
   Depreciation and amortization                                          1,488,889       1,343,420
   Write-down of capitalized software costs                                      --       1,847,288
   Research and development                                                 832,912         573,035
                                                                       -------------   -------------
     Total operating costs and expenses                                  13,028,701      13,046,311
                                                                       -------------   -------------

Operating loss                                                           (2,069,536)     (5,809,325)
                                                                       -------------   -------------

Other income (expense):
   Interest expense                                                        (443,842)     (1,125,889)
   Interest and other income                                                 37,827          23,579
   Settlement expense (Note 6)                                           (1,359,950)             --
                                                                       -------------   -------------
     Total other income (expense)                                        (1,765,965)     (1,102,310)
                                                                       -------------   -------------

Loss from continuing operations                                          (3,835,501)     (6,911,635)

Loss from discontinued operations (less applicable income tax provision of $0 for the three months ended March 31, 2000
     and 1999)                                                                   --        (350,000)
                                                                       -------------   -------------

         Net loss                                                      $ (3,835,501)   $ (7,261,635)
                                                                       =============   =============

CALCULATION OF NET LOSS PER COMMON SHARE:

     Loss from continuing operations                                   $ (3,835,501)   $ (6,911,635)
     Cumulative preferred stock dividends not paid in current period       (407,393)       (453,036)
     Dividends paid on Class F redeemable preferred stock                   (18,214)        (39,874)
                                                                       -------------   -------------

          Loss from continuing operations applicable to
              common stock                                             $ (4,261,108)   $ (7,404,545)
                                                                       =============   =============

     Basic and diluted weighted average shares outstanding               24,901,536      19,266,499
                                                                       =============   =============
   Net loss per common share - basic and diluted:
     Loss from continuing operations                                   $      (0.17)   $      (0.38)
     Loss from discontinued operations                                         0.00    $      (0.02)
                                                                       -------------   -------------
     Net loss per common share                                         $      (0.17)   $      (0.40)
                                                                       =============   =============

        The accompanying notes are an integral part of these consolidated financial statements


                                                I-LINK INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                             (UNAUDITED)



                                               Preferred Stock         Common Stock          Additional
                                            --------------------- ------------------------     Paid-in      Deferred    Accumulated
                                              Shares     Amount      Shares       Amount       Capital    Compensation    Deficit
                                            ---------- ---------- ------------- ---------- -------------- ----------- --------------
BALANCE AT DECEMBER 31, 1999                   49,992  $ 499,920    24,150,829  $ 169,056  $  98,734,475  $ (499,377) $(109,953,971)

Conversion of preferred stock into
  common stock                                (16,017)   160,170)    1,884,544     13,192        146,980
Reclassification of Class F redeemable
  preferred stock from mezzanine due to
  conversion to common stock                      248      2,480                               2,336,305
Common stock dividend paid to holders of
  class F redeemable preferred stock                                    87,477        612        195,721                   (196,333)
Reclassification of redeemable common stock
   to be issued to mezzanine                                          (660,481)    (4,622)    (1,393,352)
Exercise of stock options and warrants                               1,199,883      8,398      3,303,427
Stock options issued for services                                                                 54,902      (54,902)
Amortization of deferred compensation on
  stock options issued for services                                                                           191,964
Net loss                                                                                                                 (3,835,501)
                                            ---------- ---------- ------------- ---------- -------------- ----------- --------------

BALANCE AT MARCH 31, 2000                      34,223  $ 342,230    26,662,252  $ 186,636  $ 103,378,458  $ (362,315) $(113,985,805)
                                            ========== ========== ============= ========== ============== =========== ==============

                       The accompanying notes are an integral part of these consolidated financial statements


                                      I-LINK INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       2000           1999
                                                                                   ------------   ------------
Cash flows from operating activities:
   Net loss                                                                        $(3,835,501)   $(7,261,635)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  1,488,889      1,343,420
      Provision for doubtful accounts                                                  325,716        905,706
      Amortization of discount on notes payable                                             --        659,180
      Write-down of capitalized software costs                                              --      1,847,288
      Amortization of deferred compensation on stock options issued for services       191,964        314,417
      Increase (decrease) from changes in operating assets and liabilities:
          Accounts receivable                                                         (631,469)    (1,407,032)
          Other assets                                                                  (4,137)      (166,572)
          Accounts payable, accrued liabilities and interest                           486,969        597,703
      Discontinued operations - noncash charges and working capital changes             72,639        320,652
                                                                                   ------------   ------------
                  Net cash used in operating activities                             (1,904,930)    (2,846,873)
                                                                                   ------------   ------------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                   (1,526,367)      (406,523)
   Proceeds received from maturity of certificate of deposit - restricted                   --         76,666
   Investing activities of discontinued operations                                          --         30,000
                                                                                   ------------   ------------
                  Net cash used in investing activities                             (1,526,367)      (299,857)
                                                                                   ------------   ------------
Cash flows from financing activities:
   Proceeds from note payable to related party                                       1,300,000      4,200,000
   Proceeds from advance under strategic marketing agreement                         1,751,183             --
   Payment of long-term debt                                                                --       (254,344)
   Payment of related party debt                                                            --       (287,500)
   Payment of capital lease obligations                                                (52,772)      (114,577)
   Proceeds from exercise of common stock warrants and options                       3,311,825          5,000
                                                                                   ------------   ------------
                  Net cash provided by financing activities                          6,310,236      3,548,579
                                                                                   ------------   ------------

Increase in cash and cash equivalents                                                2,878,939        401,849

Cash and cash equivalents at beginning of period                                     2,996,004      1,368,927
                                                                                   ------------   ------------

Cash and cash equivalents at end of period                                         $ 5,874,943    $ 1,770,776
                                                                                   ============   ============

Cash and cash equivalents at end of period:
   Continuing operations                                                           $ 5,757,030    $ 1,712,200
   Discontinued operations                                                             117,913         58,576
                                                                                   ------------   ------------
      Total cash and cash equivalents at end of period                             $ 5,874,943    $ 1,770,776
                                                                                   ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Reclassification of common stock to be issued to mezzanine                      $ 1,397,973             --
   Reclassification of Class F redeemable preferred stock from mezzanine           $ 2,338,785    $ 1,310,851
   Warrants issued in connection with a standby letter of credit                            --    $   735,720
   Equipment acquired under capital lease obligations                                       --    $ 1,654,653
   Stock options issued for services                                               $    54,902    $   237,351
   Sale of assets of discontinued operations for note receivable                            --    $    35,000


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

NOTE 3 - DISCONTINUED OPERATIONS

Net assets of the Company's discontinued operations (excluding intercompany balances which have been eliminated against the net equity of the discontinued operations) are as follows:

                                                   March 31, 2000   December 31,
                                                    (Unaudited)         1999
                                                    ------------    ------------
Assets:
  Current assets:
    Cash and cash equivalents                       $   117,913     $    45,274
    Accounts receivable                                 289,725         391,590
    Inventory                                           555,291         555,291
    Other                                                33,233          33,233
                                                    ------------    ------------
      Total current assets                              996,162       1,025,388

  Furniture, fixtures and equipment, net                 37,850          37,850
  Other non-current assets                                  854             854
                                                    ------------    ------------
      Total assets                                    1,034,866       1,064,092
                                                    ------------    ------------

Liabilities:
  Current liabilities:
    Accounts payable and accrued liabilities            875,833         905,060
    Notes payable                                       241,662         141,661
                                                    ------------    ------------
      Total current liabilities                       1,117,495       1,046,721
                                                    ------------    ------------

  Note Payable                                               --         100,000
                                                    ------------    ------------

Net liabilities of discontinued operations          $   (82,629)    $   (82,629)
                                                    ============    ============

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

                       I-LINK INCORORATED AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   -----------

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

NOTE 6 - STOCKHOLDER'S EQUITY AND REDEEMABLE COMMON STOCK TO BE ISSUED

On March 10, 2000 the Company and JNC Opportunity Fund, Ltd. ("JNC") entered into a settlement and release agreement relating to certain litigation with respect to shares of Series F Preferred stock then held by JNC. The shares of Series F Preferred stock then held by JNC were convertible into 1,104,972 shares of common stock under the original agreement with JNC prior to the commencement of the litigation. On March 10, 2000, the Company issued 531,968 shares of common stock to JNC pursuant to the settlement agreement in cancellation of the Series F shares then held by JNC. The balance of the shares required to be issued pursuant to the settlement agreement will need to be registered for resale under the Securities Act of 1933, as amended, and will require shareholder approval at a special meeting of the shareholders scheduled to be held on May 23, 2000. Due to delay in issuance of the shares required to be issued pursuant to the settlement agreement until shareholder approval is received and the related common shares are registered, the Company agreed to issue "Additional Shares" of common stock in an amount equal to 790,000 times ..0825 times a fraction the numerator of which is the number of days from February 1, 2000 to the date such Additional Shares are actually issued, and the denominator of which is 360. In addition to the "Additional Shares", the Company is subject to other late fees to be paid in common shares (the "Late Shares") in the event the additional shares are not issued by May 24, 2000. Further, if the Company fails to deliver any of the above shares by May 24, 2000, the Company must issue additional Late Shares ("Additional Late Shares"). In the event that the common shares are not issued by May 24, 2000 (or June 28, 2000 in the event the Company has received a registration comment letter related to the registration of such shares prior to May 24, 2000), upon written notice from JNC, the Company would be required to pay JNC (in lieu of delivering the shares) the amount determined by multiplying the higher of the average closing share price of the common stock for the ten trading day period ending on the deadline (May 24 or June 28, 2000 as applicable) or the notice date by the number of undelivered shares.

The issuance of 87,477 shares representing dividends associated with the Series F stock have been recorded in the Company's financial statements as dividends paid, and 129,519 shares have been recorded as a settlement payable (included in accrued liabilities) and settlement expense. As of March 31, 2000, the Company has also recorded interest expense and interest payable (included in accrued liabilities) of $114,062 representing the common stock issuable as Additional Shares, Late Shares and Additional Late Shares (10,863). The settlement and interest payables and expense were determined by the respective shares issuable as of March 31, 2000, multiplied by the market price of the Company's common stock on March 31, 2000.

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

                       I-LINK INCORORATED AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   -----------

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

NOTE 9 - SEGMENT OF BUSINESS REPORTING

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

                       I-LINK INCORORATED AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   -----------


NOTE 9- SEGMENT OF BUSINESS REPORTING, CONTINUED

                                                                        FOR THE THREE    FOR THE THREE
                                                                         MONTHS ENDED     MONTHS ENDED
                                                                        MARCH 31, 2000   MARCH 31, 1999
                                                                         -------------   -------------
REVENUES FROM EXTERNAL CUSTOMERS:
     Telecommunications services                                         $  5,287,000    $  6,183,000
     Marketing services                                                       464,000         760,000
     Technology licensing and developing                                    4,907,000         294,000
                                                                         -------------   -------------

     Total revenues from external customers for reportable segments      $ 10,658,000    $  7,237,000
                                                                         =============   =============

SEGMENT INCOME ( LOSS):
     Telecommunications services                                         $ (2,229,000)   $    316,000
     Marketing services                                                       (96,000)       (469,000)
     Technology licensing and developing                                    3,662,000        (422,000)
                                                                         -------------   -------------

     Total segment loss for reportable segments                             1,337,000        (575,000)

     Unallocated non-cash amounts in consolidated net loss:
         Amortization of discount on notes payable                                 --        (659,000)
         Settlement expense                                                (1,360,000)
         Write-down of capitalized software costs                                  --      (1,847,000)
         Amortization of deferred compensation on stock options issued
            for services                                                     (192,000)       (314,000)
         Amortization of intangible assets                                   (719,000)       (723,000)
     Other corporate expenses                                              (2,902,000)     (2,794,000)
     Loss from discontinued operations                                             --        (350,000)
                                                                         -------------   -------------
                                                                         $ (3,836,000)   $ (7,262,000)
                                                                         =============   =============

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

Red Cube Group, upon signing of the agreement, paid the Company $10,000,000 that consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. The Company and Red Cube Group are obligated to use their best commercially reasonable efforts to complete certain milestones defined in the agreement and to negotiate in good faith a revenue sharing agreement by June 23, 2000. In the event the Companies cannot reach agreement on the revenue sharing agreement, the agreement with Red Cube may unwind and the Company would be liable to repay any monies received from Red Cube Group up to that date. Red Cube Group is further obligated to pay to the Company an additional $10,000,000 for prepaid services prior

                       I-LINK INCORORATED AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   -----------

NOTE 10 - SUBSEQUENT EVENTS, CONTINUED

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

ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT ITS EXPECTATIONS WILL BE ACHIEVED. AMONG MANY FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE, WITHOUT LIMITATION, THE FOLLOWING:
THE COMPANY'S ABILITY TO FINANCE AND MANAGE EXPECTED RAPID GROWTH; THE IMPACT OF COMPETITIVE SERVICES AND PRICING; THE COMPANY'S ONGOING RELATIONSHIP WITH ITS LONG DISTANCE CARRIERS AND VENDORS; DEPENDENCE UPON KEY PERSONNEL; SUBSCRIBER ATTRITION; THE ADOPTION OF NEW, OR CHANGES IN, ACCOUNTING POLICIES, LITIGATION, FEDERAL AND STATE GOVERNMENTAL REGULATION OF THE LONG DISTANCE TELECOMMUNICATIONS AND INTERNET INDUSTRIES; THE COMPANY'S ABILITY TO MAINTAIN, OPERATE AND UPGRADE ITS INFORMATION SYSTEMS NETWORK; THE COMPANY'S SUCCESS IN FURTHER EXPANDING IT'S DEDICATED IP TELECOMMUNICATIONS NETWORK; THE EXISTENCE OF DEMAND FOR AND ACCEPTANCE OF THE COMPANY'S TECHNOLOGY, PRODUCTS AND SERVICES; AS WELL AS OTHER RISKS REFERENCED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC.

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

CURRENT POSITION/FUTURE REQUIREMENTS

During the first quarter of 2000 revenue from continuing operations increased $2,862,112 (35.3%) from the fourth quarter of 1999 as shown below:

                                            Three Months Ended
                                        --------------------------   Increase      % Increase
                                          12/31/99      3/31/00      (Decrease)    (Decrease)
                                        ------------  ------------  ------------  ------------
Telecommunications services             $ 7,044,799   $ 5,287,208   $(1,757,591)     (24.9%)
Marketing services                          447,869       464,354        16,485        3.7%
Technology licensing and  development       604,385     4,506,500     3,902,115      645.6%
Other                                            --       701,103       701,103         n/a
                                        ------------  ------------  ------------
Net operating revenue                   $ 8,097,053   $10,959,165   $ 2,862,112       35.3%
                                        ============  ============  ============


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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 10, 2000 the Company and JNC Opportunity Fund, Ltd. ("JNC") entered into a settlement and release agreement relating to certain litigation with respect to shares of Series F Preferred stock then held by JNC. The shares of Series F Preferred stock then held by JNC were convertible into 1,104,972 shares of common stock under the original agreement with JNC prior to the commencement of the litigation. On March 10, 2000, the Company issued 531,968 shares of common stock to JNC pursuant to the settlement agreement in cancellation of the Series F shares then held by JNC. The balance of the shares required to be issued pursuant to the settlement agreement will need to be registered for resale under the Securities Act of 1933, as amended, and will require shareholder approval at a special meeting of the shareholders scheduled to be held on May 23, 2000. Due to the delay in issuance of the shares required to be issued pursuant to the settlement agreement until shareholder approval is received and the related common shares are registered, the Company agreed to issue "Additional Shares" of common stock in an amount equal to 790,000 times ..0825 times a fraction the numerator of which is the number of days from February 1, 2000 to the date such Additional Shares are actually issued, and the denominator of which is 360. In addition to the "Additional Shares", the Company is subject to other late fees to be paid in common shares (the "Late Shares") in the event the additional shares are not issued by May 24, 2000. Further, if the Company fails to deliver any of the above shares by May 24, 2000, the Company must issue additional Late Shares ("Additional Late Shares"). In the event that the common shares are not issued by May 24, 2000 (or June 28, 2000 in the event the Company has received a registration comment letter related to the registration of such shares prior to May 24, 2000), upon written notice from JNC, the Company would be required to pay JNC (in lieu of delivering the shares) the amount determined by multiplying the higher of the average closing share price of the common stock for the ten trading day period ending on the deadline (May 24 or June 28, 2000 as applicable) or the notice date by the number of undelivered shares.

The issuance of 87,477 shares representing dividends associated with the Series F stock have been recorded in the Company's financial statements as dividends paid, and 129,519 shares have been recorded as a settlement payable (included in accrued liabilities) and settlement expense. As of March 31, 2000, the Company has also recorded interest expense and interest payable (included in accrued liabilities) of $114,062 representing the common stock issuable as Additional Shares, Late Shares and Additional Late Shares (10,863). The settlement and interest payables and expense were determined by the respective shares issuable as of March 31, 2000, multiplied by the market price of the Company's common stock on March 31, 2000.

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


ITEM 6(a) - EXHIBITS

Exhibit
Number   Item
------   ----

10.1     Employment agreement with Dror Nahumi dated January 3, 2000
10.2     Employment agreement with David E. Hardy dated January 3, 2000
10.3     Employment agreement with John M. Ames dated January 3, 2000
10.4     Employment agreement with Alex Radulovic dated January 3, 2000
10.5 Form of Wholesale Service Provider and Distribution Agreement between the Company and Big Planet, Inc., dated February 1, 2000, with certain omissions indicated therein pursuant to an application for confidential treatment of such omitted material which has been filed separately with the Securities and Exchange Commission.



ITEM 6(b) - REPORTS ON FORM 8-K

None

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunder duly authorized.


                                                     I-LINK INCORPORATED
                                                     -------------------
                                                         (Registrant)

Date:   February 27, 2002                       By: /s/ Helen Seltzer
                                                    ---------------------------
                                                    Helen Seltzer, President and
                                                    Chief Executive Officer

Date:   February 27, 2002                       By: /s/ James A. Giauque III
                                                    ---------------------------
                                                    James A. Giauque III
                                                    Chief Accounting Officer