Form 10-K
period 2001-12-31
I LINK INC
filed 2002-04-12
CIK 849145

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission File No. 0-17973

I-LINK INCORPORATED
(Name of registrant as specified in its charter)

Florida	52-2291344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13751 S. Wadsworth Park Drive, Suite 200, Draper, UT 84020 (801/576-5000)
(Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Exchange Act: None.

        Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.007 par value.

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of Common Stock held by non-affiliates based upon the closing price on March 28, 2002, as reported by the Electronic Bulletin Board, was approximately $9,092,000.

        As of March 28, 2002, there were 116,549,547 shares of Common Stock, $.007 par value, outstanding.

PART I

Item 1. Description of Business.

Overview

        I-Link is an integrated voice and data communications company focused on developing and deploying its proprietary, software-defined communications platform which unites traditional telecommunications capabilities with data IP (Internet Protocol) systems to converge telecommunication, wireless, paging, voice-over-IP (VoIP) and Internet technologies. As such, our software defined communication platform simplifies communications, increases communication capabilities via enhanced applications, and lowers overall communication costs.

        Through our software defined platform, I-Link provides enhanced telecommunications services on a wholesale and retail basis. In addition, we license our software-defined platform and related applications to third parties for deployment and operation in foreign counties. We also provide traditional circuit-switched long distance telecommunication services to end-users via our wholly-owned subsidiary, WorldxChange Corp.—a facilities-based telecommunication carrier.

History

        In 1994, I-Link began as an Internet service provider (ISP) with a business model built around providing both network access and value-added services. I-Link quickly identified that the emerging Internet Protocol (IP) environment was a promising basis for enhanced service delivery, and soon turned to designing and building an IP telecommunication platform consisting of I-Link proprietary software, hardware and leased telecommunication lines. The goal was to create a platform with the quality and reliability necessary for voice transmission. By 1996, I-Link released its first IP-based service called "Fax-4-Less." This service provided users with a more efficient and cost-effective way to distribute facsimile information.

        In 1997, I-Link started offering enhanced services over a mixed IP-and-circuit-switched network platform. These services offered a blend of traditional and enhanced communication services and combined the inherent cost advantages of the IP-based network with the reliability of the existing public switched telephone network (PSTN). The suite of services included a one number "follow me" service, long distance calling, unified messaging, conference calling, message broadcasting, and web-based interface to manage messages and maintain personal account settings. In 1997 we formed our subsidiary I-Link Worldwide, LLC through which we began marketing our products and services thorough a network marketing channel.

        In August 1997, I-Link acquired MiBridge, Inc. (MiBridge), a New Jersey-based communications technology company engaged in the design, development, integration and marketing of a range of software telecommunication products that support multimedia communications over the PSTN, local area networks (LAN) and IP networks. Historically, MiBridge concentrated its development efforts on compression systems such as voice- and fax-over-IP. As part of I-Link, MiBridge continued to develop patent-pending technologies combining sophisticated compression capabilities with IP telephony technology. The acquisition of MiBridge permitted us to accelerate the development and deployment of IP technology across our network platform.

        In 1998, we first deployed our real-time, IP communications network platform. With this new platform, all core-operating functions such as switching, routing, and media control, became software-driven. This new platform represented the first nationwide, commercially viable VoIP platform of its kind. Following the launch of its software-defined VoIP platform in 1998, I-Link has continued to refine and enhance the platform to make it even more efficient and capable for our partners and customers.

        In February 2000, we transitioned our direct-sales marketing program to Big Planet, Inc. (Big Planet), a subsidiary of Nu Skin Enterprises, Inc., whereupon Big Planet became one of our wholesale customers. The transition of the network marketing sales channel to Big Planet has allowed us to focus our efforts on the expansion of the VoIP platform and the development and deployment of new enhanced services and products, while at the same time maintaining existing channels for retail sales.

        On March 1, 2001, I-Link became a majority-owned subsidiary of Counsel Communications, LLC (subsequently reorganized and renamed Counsel Springwell Communications LLC), which is a majority-owned subsidiary of Counsel Corporation, (collectively, Counsel). Related to our new association with Counsel, on April 17, 2001, I-Link acquired WebToTel, Inc. (WebToTel), a subsidiary of Counsel, and also its subsidiary, Nexbell Communications Inc. (Nexbell), in a stock-for-stock transaction. Nexbell was sold in December 2001.

        In June 2001, our wholly owned subsidiary WorldxChange purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers. Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix. WorldxChange markets its services through consumer mass marketing techniques, including direct mail and direct response television and radio. WorldxChange also utilizes a network of independent commission agents recruited through its multi-level marketing programs to retain and attract new customers.

        Today, I-Link remains focused on delivering dedicated VoIP applications to our partners and customers through our software-defined network platform. With over seven years experience developing VoIP technologies, I-Link offers a proven and time-tested solution for companies who wish to enter the enhanced communications market. At present, I-Link continues to actively market its One Number and I-Link Home services through wholesale partnerships, and licenses its enhanced services platform to partners and service providers at home and abroad who wish to offer voice services without incurring high development costs.

Our Current Software-Defined Platform

        I-Link's software-defined platform is an end-to-end service delivery solution that meets a market need for a single platform to minimize deployment costs and system integration challenges, while offering enhanced communication capabilities typically available through multivendor solutions. The platform consists of a softswitch-enabled, real-time IP communications network that acts as a single, reliable, service delivery point for network and application services. It allows current telecommunications carriers to introduce new services and capabilities to customers by bridging existing networks with IP networks. For emerging carriers, I-Link's platform enables quick and inexpensive entry into the telecommunications and enhanced services markets without the high costs associated with purchasing new equipment and network infrastructure. Finally, through I-Link's GateLink application programming interface (API), our wholesale customers and licensees are able to quickly develop and deploy customized communication applications designed to operate on our platform.

I-Link's Softswitch

        I-Link's softswitch is the operating system that ties together all of the core services available to our wholesale customers, end users and third-party applications developers. Much like a PC's operating system integrates diverse hardware elements (i.e., disk drive, monitor, network interface card and memory) into a cohesive unit, I-Link's softswitch integrates communication elements into enhanced communication services. Included within the softswitch capabilities are connection services, voice recognition, interactive voice response (IVR) services, text-to-speech services, unified messaging, conference call services, operation support systems (OSS) and other application servers and communication elements created by us and/or other third-party applications developers. Our softswitch is readily scalable and can be quickly and successfully deployed on any existing IP network without incurring the significant costs in new components or infrastructure typically associated with expanding a telecommunication network. It provides existing carriers with the ability to bridge between disparate networks, applications, and customers.

The GateLink API

        Our GateLink API is a powerful set of developer tools that serves as the mechanism for creating new applications, user services and solutions that can be hosted within our softswitch-enabled RTIP Network, which is defined and discussed below. Companies determined to build real-time communication services face many challenges, such as developing the solution, building the network in which the solution will operate, and defining the OSS (operations support system) to properly provision and bill for the new services. Our GateLink API greatly simplifies this process by allowing software developers to focus on developing their own applications without worrying about the other requirements of I-Link's softswitch RTIP Network. Once the application is developed it can be certified by us and deployed within the RTIP Network.

        The GateLink API is our mechanism to create new value and stimulate growth from other communications services providers over time. GateLink allows third-party developers to create applications that operate on our softswitch-enabled RTIP Network. These applications deliver monthly recurring charge (MRC) revenues as well as minute-traffic revenues to I-Link. With the GateLink API, we are able to facilitate the creation of new communications applications that open new business opportunities, market segments, and distribution channels.

I-Link's RTIP Network

        Our real-time IP communications network (RTIP Network) consists of a fully-integrated, nationwide, dedicated network of I-Link equipment and leased telecommunications lines augmented by our IP softswitch software. The RTIP Network is an IP-based network like the Internet; however, it is dedicated for use only by us and our customers—an Intranet. It provides the necessary operational platform for the enhanced service applications developed by us and any third-party applications developers who partner with us. The RTIP Network is a packet-based network composed of an IP backbone that ties together local loop dial-up and broadband connections via major hubs strategically located in major metropolitan areas throughout the United States. Each of these hubs is comprised of off-the-shelf hardware elements and I-Link's proprietary software. The RTIP Network is able to integrate signaling systems such as SS7, Wireless, Public Switch Telephone Networks (PSTN), the Internet, and next generation network protocols such as SIP, MGCP, and H323 into one interoperable platform. The architecture and technological approach used by the RTIP Network has resulted in cost and capability breakthroughs unattainable through traditional circuit switch telecommunications networks. It does all this while maintaining the high voice-quality and reliability associated with traditional circuit switch networks. See Figure 1—A more detailed description of the RTIP Network.

        Our technology enables a user to employ his/her existing telephone, fax machine, pager or modem to achieve high-quality communications with other conventional communications equipment, while exploiting the capabilities of IP technology. The RTIP Network is comprised of leased and dedicated lines carrying telecommunications transmissions converted into a data format (TCP/IP). Network access points known as gateways are comprised of sophisticated communications equipment and proprietary software. We call these gateways Communication Engines, or CE's. These are used to integrate our Intranet with the traditional telecommunications network. The CE's, including the software, represent our patent-pending technology. Through them, the RTIP Network receives traffic from the public switched telephone network as a TDM stream (time division multiplexing) and converts it to IP data packets. The data is converted from the PCM (pulse code modulation) format standard, which is the traditional telephony standard, to our proprietary coding. Our proprietary coding can distinguish among and handle voice, fax and modem communications differently. Voice is compressed using a voice coder or codec, while fax and modem traffic is demodulated/modulated. The data can then be stored (such as recording a message), altered (as in changing a fax call from 14400 BPS to 9600 BPS) or redistributed to multiple recipients (as in the case of conferencing). Our gateways are flexible such that the RTIP Network can readily integrate with other carriers' protocols and infrastructure. Accordingly, we are capable of leveraging the access infrastructure of other carriers, resellers, and Internet service providers (ISPs) and wholesaling our enhanced services to these providers and their customers while avoiding the need to build additional access infrastructure.

        Unlike the traditional telecommunication network, the RTIP Network uses TCP/IP as its communication protocol. This is the same protocol used by the Internet for computer-to-computer communication. We utilize TCP/IP because of the potential for interoperability between diverse technologies. This protocol provides for I-Link's software-defined platform to integrate fax, voice, e-mail, websites, video conferencing, speech recognition servers, intelligent call processing servers, Internet Information servers, and other technologies in an efficient way. Not all of these technologies are currently implemented within our softswitch or the RTIP Network. However, because communication is being carried over a TCP/IP protocol these solutions can be integrated into our offerings at a fraction of the cost of traditional telecommunication implementations. The advantage of communication via the TCP/IP protocol is that it allows for efficient integration of many enhanced information services as noted above. We do not need to build all of the services that are presented to the user; the platform can easily integrate additional services because the communication protocol offers interoperability between all types of conventional communication equipment. The other advantage to TCP/IP is that the cost of integration is substantially less as a result of network design. New services, enhancements and updates can be enabled at a central location and linked automatically to a subscriber's packet of services, thus eliminating the costs and time restrictions of installing the enhancement at each physical facility. The result of these benefits is lower cost with greater capabilities.

Cost Advantages

        The cost advantages realized from the creation and deployment of enhanced services over the RTIP Network are two-fold: (a) lower transmission costs, and (b) lower capital infrastructure costs. Lower transmission costs result from the inherent maximization of capacity in an IP-based packet-switch architecture (like the Internet and I-Link's RTIP Network) as opposed to traditional circuit-switch telecommunication architecture. A packet-switch network converts the information being carried (such as a voice call) into a series of data packets and is able to fill the entire capacity of the network with these data packets simultaneously during transmission. A traditional circuit-switch network processes a single call at a time. Simply put, an IP-based, packet-switch network makes more efficient use of its fixed-cost capacity than does a traditional circuit-switch network.

        The second component of cost advantages is lower capital infrastructure costs. With a traditional, enhanced-services platform, incorporating new functionality, such as conference calling, requires new software/hardware to be purchased and installed by the communications provider. Integration is then essential so that the new components can work alongside the traditional telecommunications switch. (A switch is a large, sophisticated piece of telecommunications equipment through which calls are routed. It has a given capacity of calls that can simultaneously be handled). The traditional switch, which is unable to process anything but low-level signals, must pass an incoming call for conferencing (in our example) to a special conference call switch for processing. These types of special switches are expensive and can cost hundreds of thousands of dollars each. An IP-based platform distinguishes itself in this situation because the transmission of signals within the RTIP Network is converted to an IP signal. Therefore, the given enhanced service signaling (conference calling in our example) occurs within a software-defined network. As such, it can be handled through standard personal computers, rather than a hardware- and/or equipment-defined network which requires specialized, redundant, costly telecommunications switches for each enhanced service offered. Due to the nature of our platform, I-Link can provide users additional services at a fraction of the cost of a traditional communication services provider because we allow customers to avoid the capital expense of acquiring, installing and servicing an array of special switches. Lower cost in both the cost of transmission and the capital infrastructure to provide the services, results in lower costs to the customer.

Flexible Integration

        In a traditional telecommunications network, each service—voicemail, fax mail, conference calling, single number forwarding—must be processed through one or more separate, non-integrated switches and a separate number is assigned for each service. For example, "Call this number to send me a fax." "Call this number for my voice mail." "Call this number for a conference call." Knowing this, imagine the complexity inherent to both providers and customers who wish to take advantage of many enhanced services. I-Link readily simplifies this problem. Because I-Link's services are provided within an IP environment and hosted on a software-defined network, all of our services can be easily integrated through one switch and operate via one customer number. This is not only critical for unifying today's communications, but provides for the easy integration of additional services as they are developed and introduced.

        I-Link intends to leverage the expanded capabilities and capacity of our softswitch-plus-RTIP-Network. Our goal is to sell our core technologies to other telecommunications service providers and application developers on a wholesale basis as well as to the residential, SOHO (small office/home office) and SME (small-to-medium enterprise) markets. We also plan to continue licensing our softswitch-enabled RTIP Network technology for use in international markets.

Advantages of Our Softswitch Enabled RTIP Network

        We believe telecommunication service providers want to increase their competitive edge by expanding their ability to provide enhanced communication products to current and new customers while at the same time decreasing the costs of network expansion and operation. With new IP-based platforms and technology, carriers are often forced to purchase separate components versus an end-to-end solution in order to provide their customers with enhanced telecommunication services. In this instance, each component may come from a different manufacturer and address only one element of their intended network and/or service delivery platform. For example, a carrier might decide to purchase a unified messaging system; but the carrier must also evaluate how to deploy the system within the context of adopting new VoIP gateways, softswitch platforms, billing systems, provisioning systems, network management and support systems, and other independent, but related, components.

        I-Link's converged solution provides the advantage of an end-to-end service delivery platform. Even existing carriers can benefit from I-Link's platform by using it to bridge between disparate networks, applications, and customers. With emerging carriers, the platform offers fast and low-cost network deployment. For both of these markets, I-Link's platform acts as a single, real time, reliable, service delivery point for network and application services. Through licensing agreements, these benefits are made available to existing and emerging international carriers who wish to seek the same advantages I-Link has achieved within the United States.

Current Applications

        I-Link currently has several applications operating on our software-enabled RTIP Network, primarily I-Link One Number and MyACD.

I-Link One Number

        I-Link™ One Number (formerly know as V-Link) is one of the applications hosted and operated on our softswitch-enabled, RTIP Network. It is a powerful suite of basic and enhanced telecommunications services created to meet the communication needs of residential SOHO and SME customers. I-Link™ One Number services include:

  •
  Enhanced Local or Long Distance Service. Long distance calls can be made at significantly lower costs.

  •
  Single Number Service. Set up to ring a subscriber's office phone, home office phone, cellular phone (or any phone number the subscriber specifies) and pager simultaneously so that he may be reached wherever he is, and without the caller having to try multiple numbers or know his party's current location.

  •
  Call Screening/Call Whisper. The subscriber can hear the name of the person calling before deciding to accept the call or send it to voice mail. If the subscriber receives a new call while already engaged in a call, the name of the new caller is "whispered" to the subscriber in a manner that is inaudible to the other call participant.

  •
  Caller Hold. The subscriber can put a caller on hold, with music on hold.

  •
  Conference Calling. Provides the ability to conference in up to 9 people at one time.

  •
  Portable Fax. The subscriber receives a fax to his Single Number Service, he is notified that there is a fax in his mailbox, and he can choose to route the fax to any fax machine or to his e-mail through a fax-to-e-mail gateway.

  •
  Voice Mail. Enables callers to leave recorded messages that can be retrieved, saved, forwarded, etc.

        Subscribers access their I-Link™ One Number service through an assigned local and/or toll-free (800) number (this becomes a single, convenient telephone number through which others can call and fax the subscriber). Once inside the I-Link™ One Number enhanced communications environment, all of the subscriber's communications functions are handled over the softswitch-plus-enabled-RTIP Network, with its associated benefits and capabilities—regardless of the call origination point. For example, long distance calls are routed primarily through the RTIP Network, and secondarily through the traditional public switched telephone network to ensure full geographic coverage. In addition to long distance calling capability, entering the I-Link™ One Number communications environment affords the user a multitude of enhanced capabilities without the need for any special equipment. Once the communications session is established by logging-in to I-Link™ One Number from any telephone, a subscriber has the ability to perform multiple operations within the session (such as multiple long distance calls, call screening, voice mail, fax, and conference calling).

MyACD

        In January, 2002, I-Link began hosting an application known as MyACD. Developed by a third-party, MyACD was created using I-Link's proprietary network API (Gatelink). It is an automated call distribution system (ACD) application that manages all of the communication needs of contact centers or call centers. Telephone calls, e-mail, faxes, chat requests and call-back requests are all handled by the MyACD application hosted on the softswitch-enabled RTIP Network. This application distinguishes itself by providing a universal queue for all contact media. MyACD does not require the customer to purchase or maintain hardware and allows agents to work from remote locations—all a remote agent needs is a telephone and a PC with an Internet connection.

Distribution Channels

Wholesale

        Wholesale distribution channels allow I-link to leverage our established software-defined platform and services with customers wishing to provide end-users with enhanced communication products. Such wholesale partners use (or lease from us) their own sales, billing, customer care and collection services. The wholesale channel consists of two types of partners: telecommunications service providers and third-party application developers and their customers.

  Telecommunications Service Providers

        We sell our enhanced services products, such as One Number, on a wholesale basis to telecommunications service providers. Big Planet is an example of an I-Link customer in this arena. Big Planet buys the service capability from I-Link and then, in turn, sells the enhanced services to its retail customers. Big Planet has non-exclusive, world-wide rights to market and sell I-Link products and services through its network marketing (sometimes referred to as multi-level marketing) sales channel to residential and small business users.

        In the future, we intend to continue to sell I-Link's enhanced services on a wholesale basis to service providers such as Big Planet, as well as other service providers such as CLECs (Competitive Local Exchange Carriers), ILECs (Independent Local Exchange Carriers), and ISPs (Internet Service Providers). These telecommunications service providers can bundle I-Link One Number and any additional, third-party-developed services by connecting to the RTIP Network through one of our hubs located strategically throughout the United States.

  Third-Party Application Developers

        We provide application-hosting services to third-party applications developers and their respective customers on a wholesale basis. Third-party developers who create new applications and solutions using I-Link's GateLink API are able to host these services within our softswitch-enabled RTIP Network. These hosted services are then made available to the developers' channel of distribution and customers. Using our RTIP Network to host new applications greatly simplifies and expedites getting new services to market. In managing these relationships, I-Link has entered into revenue sharing agreements whereby we receive a portion of future sales and recurring monthly revenues. An example of a third-party application currently hosted on I-Link's platform is MyACD.

Retail

        We market our enhanced communications services directly to retail customers primarily through two methods, enterprise marketing and direct acquisition of retail customer bases.

Enterprise Marketing

        I-Link is currently marketing our enhanced communications services to businesses and associations (called enterprises) for personal use by their employee/member base. The Enterprise solution provides a communications hook-up between a company's existing telecommunications system and I-Link's RTIP Network (typically through a T-1 or other similar telecommunications line connection). This enables a company's employees to have direct, two-digit ("00") access to I-Link™ One Number services and other third-party communications applications available on our RTIP Network via their existing telecommunications system and telephone numbers. It also provides for direct, interoffice, four-digit extension capabilities between multiple locations worldwide.

  Acquisitions of Existing Customer Bases

        We intend to accelerate the expansion of our customer base through the strategic acquisition of existing customer bases and/or the acquisition of service providers controlling existing customer bases. This strategy is in the exploratory phase and there is no assurance that we will be successful in the acquisition of other customer bases or acquisition of other service providers.

Competition

I-Link's Enhanced Communication Products

        The market for business communications services is extremely competitive. We believe I-Link's ability to compete in this market will depend upon a number of factors. These include the pricing policies of competitors and suppliers; capacity, reliability, availability and security of the RTIP Network infrastructure; market presence and channel development; introductions of new products and services into the marketplace; ease of access to and navigation of the Internet or other such IP networks; our ability to support existing and emerging industry standards in the future; our ability to balance network demand with the fixed expenses associated with network capacity; and industry and general economic trends.

        While we believe there is currently no competitor in the North American market providing I-Link's capabilities in the same manner afforded by our softswitch-enabled RTIP Network, there are many companies that offer communications services, and therefore compete with us for potential customers. Current competitors range from large telecommunications companies and carriers such as AT&T, MCI Worldcom, Sprint, Excel, Leve13 and Qwest, to other VoIP carriers including iBasis, ITXC, and small, regional resellers of telephone line access. Similarly, our solution competes with companies providing basic Internet telephony. These companies, as well as others, including manufacturers of hardware and software used in the business communications industry, have announced plans to develop future products and services that are likely to compete with our products on a more direct basis. As competition grows, it is possible that future competitors will be better capitalized than I-Link and may control significant market share in their respective industry segments.

WorldxChange Dial Around Product

        The market for long distance providers is very competitive. I-Link's subsidiary, WordxChange, believes that providing multilingual customer service and advertising materials offers agents and customers familiarity and comfort. This will translate into differentiation within the long distance market for WorldxChange. WorldxChange expects to provide high-quality, yet competitive, long distance to customers of all nationalities, focusing specifically on international termination.

        WorldxChange has a very active agent program. WorldxChange has a multi-level marketing division with agents across the United States. A competitive edge is WorldxChange's Representative Advisory Board comprised of 13 xPectations Representatives from our agent base and WorldxChange employees.

Round table discussions are conducted on a regular basis. WorldxChange believes the xPectations division is one of the most exciting and positive programs in the industry today.

        WorldxChange also is very active in the marketing of new customers via direct mail and mass public media. WorldxChange had a direct mail campaign in the later part of 2001 wherein it distributed over 75 million pieces of material.

        WorldxChange's main competitors are Excel Communications, ACN, Cognigen, Vartec and Telecom USA. These competitors provide a variety of services that are in direct competition with us from offering residential and commercial customer's competitive long distance, 800 service, flat rate and dial-around services.

Government Regulation

Non-Regulated Enhanced Services.

        General.    Traditionally, the Federal Communications Commission (FCC) has sought to encourage the development of enhanced services as well as Internet-based services by keeping such activities free of unnecessary regulation and government influence. Specifically in the area of telecommunications policy and the use of the Internet, the FCC has refused to regulate most on-line information services under the rules that apply to telephone companies. This approach is consistent with the passage of the Telecommunications Act of 1996 (1996 Act), which expresses a Congressional intent "to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by Federal or State regulation."

        Federal.    Since 1980, the FCC has refrained from regulating value-added networks (VANs), software or computer equipment that offer customers the ability to transport data over telecommunications facilities. By definition, VAN operators purchase transmission facilities from facilities-based carriers and resell them packaged with packet transmission and protocol conversion services. Under current rules, such operators are excluded from regulation that applies to telecommunications carriers under Title II of the 1996 Act.

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

        With the exception of certain circuit switched telecommunication services, all of our services utilize a proprietary Internet protocol network involving the provision of information services, which we believe, qualifies as an exemption from common carrier regulation under current FCC rules. Historically, the FCC has not regulated companies that provide the software and hardware for Internet telephony or other Internet data functions as common carriers or telecommunications service providers. Moreover, in May 1997 the FCC determined that information and enhanced service providers are not required to contribute to federal Universal Service Funding mechanisms. This decision was later reaffirmed in April of 1998 in an FCC report to Congress.

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

        An early example of deregulatory pressure is in the March 1996 initiative of America's Carriers Telecommunications Association (ACTA), a trade association primarily comprised of small and medium-size interexchange carriers. ACTA filed a petition with the FCC requesting the FCC to regulate Internet and IP telephony. ACTA argued that providers of software that enables real-time voice communications over the Internet should be treated as common carriers and subject to the regulatory requirements of Title II of the 1996 Act. The FCC sought comment on the request, but has never issued a decision.

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

        On April 5, 1999, Qwest (formerly US West) filed a Petition for Expedited Declaratory Ruling with the FCC in which Qwest seeks a declaration that interexchange carriers (IXCs) that provide phone-to-phone IP telephony are telecommunications service providers whose services are subject to access charges. The crux of the Petition claims that because there is no net protocol conversion in messages sent and received by IXCs and as IXCs claim to provide voice telephony, IP telephony does not qualify as an enhanced service under FCC rules. Qwest did not press the matter and, to date, the FCC has not issued a public notice requesting comment on the petition. We cannot predict what the Commission will rule or when. If Qwest pursues the petition and is successful, the FCC could rule that IP telephony service providers are obligated to pay interstate access charges to local telephone companies for originating and terminating interstate calls.

        Any FCC ruling that Internet-based service providers should be subject to some level of Title II regulation could affect the manner in which we operate, to the extent we use the Internet to provide facsimile or voice capabilities. Any FCC ruling would also result in additional costs to achieve compliance with federal common carrier requirements. With the passage of the 1996 Act, the precise dividing line or overlap between "telecommunications" and "information" services as applied to Internet-based service providers is uncertain. Consequently, our activities may be subject to evolving rules as the FCC addresses novel questions presented by the increased use of the Internet to offer services that appear functionally similar to traditionally-regulated telecommunications services. At this time, it is impossible to determine what effect, if any, such regulations may have on the our future operations.

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

Regulated Telecommunication Services

        General.    We believe some of the services we provide are subject to the provisions of the 1996 Act, the regulations promulgated thereunder, as well as the applicable laws and regulations of the various states administered by the relevant state authorities. While the recent trend in the U.S., for both federal and state regulation of telecommunication service providers has been toward less regulation rather then more, the FCC and relevant state authorities continue to regulate telecommunication carriers and the terms and conditions under which telecommunication services are provided.

        Federal.    The FCC modifies its regulations of telecommunication carriers from time to time. In October 1996, the FCC adopted an order eliminating the requirement for non-dominant carriers like our subsidiaries I-Link Communications, Inc. and WorldxChange Corp. to file and maintain tariffs with the FCC for domestic interstate services. In March 2001, the FCC issued an order requiring non-dominant carriers to remove their international exchange service tariffs from the FCC by January 28, 2002. We believe we are in compliance with the FCC's detariffing orders and that achieving such compliance did not materially impact us.

        In 1997 the FCC issued an order implementing those provisions of the 1996 Act which promote universal telephone service (the USF Order). The USF Order requires interstate telecommunication carriers to contribute toward a fund for schools and libraries, a fund for rural health care and a fund to develop regions characterized by low income levels and high telecommunication costs (collectively USF). Our USF contributions are assessed based on certain end user telecommunication revenues, which we calculate in accordance with the FCC's legislative rules. The amounts we contribute to USF may be billed to our end-users and we have elected to pass those charges along to our end user customers. If we continue to bill these amounts to our end-user customers, our customers may chose to purchase similar services from our competitors. If we elect not to bill these amounts to our end-user customers, our profit margins may be less.

        During the past year the FCC increased the USF contribution percentages. Originally in May 2001 and subsequently in February 2002, the FCC proposed changes to the USF regulations that, if adopted, would alter the basis on which the we determine our USF contributions and the ability and means by which such contributions may be recovered from our customers. For example, although the FCC has not proposed to prevent carriers from passing USF charges through to customers, the FCC has proposed to limit the extent to which carrier costs for administering USF charges may be passed through to customers. These changes or other regulatory changes adopted by the FCC could have a significant negative effect upon the Company.

        State.    In addition to regulation by the FCC, the majority of the states require us to register or apply for certification prior to initiating intrastate interexchange telecommunications services. To date the Company's subsidiaries I-Link Communications, Inc. and WorldxChange Corp. are authorized through certification to provide intrastate interexchange telecommunications services. These subsidiaries are subject to the obligations that the applicable state laws place on all similarly certificated carriers including the regulation of services, the payment of regulatory fees and the preparation and submission of reports. If state regulators or legislators change current regulations or adopt new regulations it may negatively impact our ability to provide telecommunication services.

Delivery of Services over Existing Switched Telecommunications Networks

        A portion of I-Link's communications services are delivered over existing switched telecommunications networks through our subsidiaries, I-Link Communications, Inc. and WorldxChange, both long distance telecommunications carriers that provide long distance service to all 50 states of the United States. Access to the switched telephone network is a necessary component of the RTIP Network to ensure full geographic coverage of the RTIP Network in lesser-populated geographic areas that are not serviced by one of the RTIP Network's Hubs. I-Link maintains traditional switch facilities in Dallas, Los Angeles, Phoenix, and Salt Lake City.

        WorldxChange maintains traditional switch facilities in San Diego, Chicago, Dallas, Guam, Hawaii, Los Angeles, Miami, New York, San Francisco and Washington D.C.

Item 2. Description of Property.

        I-Link leases approximately 31,650 square feet of space for office and other facilities in Draper, Utah pursuant to commercial leases with original terms of five to seven years. These leases expire between 2003 and 2005 subject to our right to extend for an additional five years. The current aggregate base rent is approximately $41,000 per month. I-Link also leases several other co-location facilities throughout the United States to house its Communication Engines. Such spaces vary in size and length of term. We currently sublease approximately 12,000 square feet on a month to month basis at approximately $14,000 per month.

        I-Link currently leases and occupies approximately 4,100 square feet of office space in Phoenix, Arizona, pursuant to a commercial lease dated June 1, 2000. The lease term is for five years commencing June 2000 beginning with a current base rent of approximately $6,600 per month.

        On October 6, 2000, I-Link purchased an office building located in Salt Lake City, Utah consisting of approximately 14,250 square feet. We occupy the first floor of the building and lease the second floor pursuant to a commercial lease, dated June 1997. The lessee's lease term is for five years commencing June 1997 with a base rent of $7, 411. The building is subject to a promissory note, which is secured by a trust deed against the building and a certificate of deposit in the amount of $200,000.

        I-Link rents approximately 3,600 square feet of office space in Eatontown, New Jersey at a cost of approximately $5,200 per month which expires December 31, 2002. The property is subleased through December 31, 2002 at approximately $5,200 per month.

        WorldxChange rents approximately 24,312 square feet of office space in San Diego, California under a five-year commercial lease dated August 1, 1997 at a cost of approximately $25,000 per month.

Item 3. Legal Proceedings.

I-Link Incorporated v. Red Cube International AG, and Red Cube, Inc., Case No. 2:01CV0049C, United States District Court, District of Utah, Central Division.

  We filed suit against Red Cube, International AG and Red Cube, Inc. (collectively Red Cube) on January 18, 2001, seeking damages against Red Cube for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive us out of business and obtain control of our proprietary technology, telecommunications network, key employees and customers. While we obtained an initial temporary restraining order against Red Cube preventing Red Cube from interfering with our employees, vendors and customers, Red Cube subsequently filed a motion to dismiss the action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between I-Link and Red Cube. The court found that our claims were "related to" the Cooperation and Framework Agreement and granted Red Cube's motion to dismiss the action for lack of subject matter jurisdiction.

In the Arbitration Matter of Red Cube International AG, v. I-Link Incorporated, before the American Arbitration Association, New York, New York, AAA # 50 T 117 0002B 01.

  On or about January 24, 2001 Red Cube International, AG (Red Cube AG) delivered to us a written demand for arbitration under the May 2000 Cooperation and Framework Agreement between the parties. Red Cube AG's demand constituted written notice of an alleged breach of the Cooperation and Framework Agreement stemming from I-Link's (i) threatening a shut-down of our IP telecommunications network, (ii) the resignation of Dror Nahumi as our employee, which Red Cube AG claims will cause us to breach our undertaking to provide the consulting services of John Edwards, Dror Nahumi and Alex Radulovic in the event we are unable to perform under the Agreement and Red Cube is required to assume primary operation and maintenance of its own IP telecommunications network based upon our technology, and (iii) our alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network. We denied these allegations, filed a counterclaim against Red Cube, AG and filed a third-party claim against Red Cube, Inc, seeking compensatory and/or punitive damages for Red Cube Inc.'s default under a subsequent agreement to provide approximately $60,000,000 in equity funding to us, engaging in a scheme to drive us out of business and obtain control of our proprietary technology, telecommunications network, key employees and customers. An evidentiary arbitration hearing is currently scheduled to begin in July 2002.

Steven J. Little, dba, Freedom Enterprises v. I-Link Worldwide, LLC, Medcross, Inc., I-Link Incorporated, John Does I-X, Civil No. 990908018, in The Judicial District Court of the Third Judicial Court in and For Salt Lake County, State of Utah and Steven J. Little, dba, Freedom Enterprises v. I-Link Worldwide, L.L.C., Medcross, Inc., I-Link Incorporated, before the American Arbitration Association, Case No. 81 181 00118 00 VSS.

  Steven J. Little is a former independent representative of I-Link Worldwide, L.L.C. whose contractual relationship consisted of I-Link's standard independent representative agreement and two written agreements between himself, I-Link and I-Link Worldwide, LLC. Mr. Little filed the above action alleging that I-Link Incorporated and I-Link Worldwide, LLC wrongfully terminated his written agreements. Mr. Little's claims for damages range from $7,000,000 to $10,000,000 constituting the alleged aggregate value of the residual terms of these agreements. I-Link Incorporated and I-Link Worldwide, LLC maintained that Mr. Little's written agreements were properly terminated pursuant to the written terms and conditions of those agreements and therefore Mr. Little has suffered no damages. An evidentiary arbitration hearing was conducted from April 23, 2001 through April 27, 2001 and the matter was resolved with no material adverse effect upon I-Link Incorporated or I-Link Worldwide, L.L.C.

        We are involved in litigation relating to claims arising out of our operations in the normal course of business, none of which is expected, individually or in the aggregate, to have a material adverse affect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of the Company's security holders.

PART II

Item 5. Market for I-Link Incorporated's Common Stock and Related Stockholder Matters.

Price Range of Common Stock

        I-Link's common stock was delisted from The Nasdaq Small-Cap Market, effective October 1, 2001 and is now traded on the OTC-Electronic Bulletin Board under the symbol ILNK. We have no current plans to apply for listing of any preferred shares, warrants or any of our other securities.

        The following table sets forth the high and low prices for our common stock for the period as quoted on Nasdaq from January 1, 2000 to September 30, 2001 and on the Electonic Bulletin Board from October 1, 2001 to December 31, 2001 (as reported by Commodity Systems, Inc.) based on interdealer quotations, without retail markup, markdown, commissions or adjustments and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2000	$20.00	$2.75
June 30, 2000	11.88	2.00
September 30, 2000	5.91	2.00
December 31, 2000	3.53	0.75
March 31, 2001	$1.22	$0.25
June 30, 2001	0.75	0.38
September 30, 2001	0.57	0.19
December 31, 2001	0.24	0.07

        On March 28, 2002, the closing price for a share of our common stock was $0.25.

Holders

        As of July 23, 2001 (the record date for our last shareholders meeting), we had approximately 620 stockholders of common stock of record and approximately 16,000 beneficial owners.

Dividends

        To date, we have not paid and do not anticipate that we will pay dividends on our common stock in the foreseeable future. As of December 31, 2001, we do not have any preferred stock outstanding which has any preferential dividend. Preferred stock dividends in the amount of $0, $196,333 and $351,868 were paid in 2001, 2000 and 1999, respectively, in common stock (non-cash) on the converted shares of Series F redeemable preferred stock. A preferred stock dividend in the amount of $630,313 was paid in 2001 in common stock (non-cash) on the Class C preferred stock.

Item 6. Selected Financial Data.

        The following selected consolidated financial information was derived from the audited consolidated financial statements and notes thereto. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	2001	2000	1999	1998	1997
Statement of Operations Data:
Revenues:
Telecommunications services	$74,887,557	$18,300,548	$26,440,017	$19,634,681	$11,081,007
Marketing services	—	463,740	3,672,988	4,548,421	2,637,331
Technology licensing and development	5,696,893	8,972,828	2,506,701	1,466,315	346,875
Other	2,025,585	2,667,039	—	—	—

Net sales	82,610,035	30,404,155	32,619,706	25,649,417	14,065,213

Operating expenses:
Telecommunications network expenses	62,652,227	24,958,320	20,373,209	19,099,194	14,634,999
Marketing services costs	—	456,354	5,400,149	5,850,873	4,294,014
Selling, general, administrative and other	61,442,573	29,086,550	26,098,700	20,345,293	20,997,262

Total operating expenses	124,094,800	54,501,224	51,872,058	45,295,360	39,926,275

Operating loss	(41,484,765)	(24,097,069)	(19,252,352)	(19,645,943)	(25,861,062)
Other income (expense)	(4,104,678)	(1,655,109)	(4,906,936)	(8,134,130)	(2,806,630)

Loss from continuing operations	(45,589,443)	(25,752,178)	(24,159,288)	(27,780,073)	(28,667,692)
Loss from discontinued operations	—	—	(500,000)	(178,006)	(1,191,009)

Loss before extraordinary gain	(45,589,443)	(25,752,178)	(24,659,288)	(27,958,079)	(29,858,701)
Extraordinary gain on extinguishment of debt	1,092,818	—	—	—	—

Net loss	$(44,496,625)	$(25,752,178)	$(24,659,288)	$(27,958,079)	$(29,858,701)

Loss from continuing operations applicable to common stock	$(30,373,607)	$(27,398,996)	$(33,086,262)	$(37,621,215)	$(118,360,731)

Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.31)	$(1.03)	$(1.55)	$(2.13)	$(10.07)
Loss from discontinued operations	—	—	(0.02)	(0.01)	(0.10)
Gain from extraordinary gain	0.01	—	—	—	—

Net loss per common share	$(0.30)	$(1.03)	$(1.57)	$(2.14)	$(10.17)

Balance Sheet Data:
Working capital	$(29,251,249)	$(30,060,766)	$(1,318,640)	$(4,073,914)	$(2,955,180)
Property and equipment, net	21,023,696	10,983,273	7,019,361	7,262,781	3,551,917
Net assets (liabilities) of discontinued operations	—	—	(82,629)	417,371	595,377
Total assets	46,780,149	21,657,492	21,658,199	23,855,363	24,252,876
Long-term obligations	31,222,207	2,801,592	9,658,525	8,785,933	1,921,500
Stockholders' equity (deficit)	(36,997,854)	(28,839,061)	(11,049,897)	(16,953,363)	814,376

        During 1997, we formed a wholly owned subsidiary, I-Link Worldwide, L.L.C. (Worldwide), through which we launched a network marketing channel to market our telecommunications services and products. On February 15, 2000, we signed a strategic marketing and channel agreement with Big Planet, a wholly owned subsidiary of Nu Skin Enterprises, Inc. Under the terms of the agreement, our independent network marketing sales force (the IRs) transitioned to Big Planet, and Big Planet was granted non-exclusive worldwide rights to market and sell our products and services through the network marketing (sometimes referred to as Multi-Level) sales channel to residential and small business users. Our other sales channels into the residential, small business, and other markets are unaffected by the agreement with Big Planet. The impact on the results of operations included a termination of marketing service revenues and marketing service costs effective February 15, 2000. Additionally, telecommunication service revenues decreased as we sold our services to the same subscribers through Big Planet at wholesale prices. The reduction in telecommunications service revenues was partially offset by a reduction in commissions paid to IRs related to telecommunication services revenues.

        On April 17, 2001, we acquired WebToTel Incorporated and its subsidiaries (including Nexbell Communications Inc.) in a stock for stock transaction. However, as WebToTel (which was a subsidiary of Counsel) and I-Link were under common control of Counsel (the majority shareholder of I-Link) as of March 1, 2001 (the date Counsel obtained its ownership in I-Link), we have accounted for the acquisition on an accounting method consistent with the pooling-of-interests method of accounting as of March 1, 2001. Accordingly, we have included the financial results of WebToTel and its subsidiaries subsequent to March 1, 2001. See "Results of Operations".

        On June 4, 2001, I-Link Incorporated, through its wholly owned subsidiary WorldxChange Corp. (WorldxChange), purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers. Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

        This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to I-Link that are based on management's exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "intend" and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.

        Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

  •
  our ability to finance and manage expected rapid growth;

  •
  the impact of competitive services and pricing;

  •
  our ongoing relationship with our long distance carriers and vendors;

  •
  our ability to meet our usage commitments with carriers;

  •
  our dependence upon key personnel;

  •
  subscriber attrition;

  •
  the adoption of new, or changes in, accounting principles;

  •
  legal proceedings;

  •
  federal and state governmental regulation of the long distance telecommunications and internet industries;

  •
  our ability to maintain, operate and upgrade our information systems network;

  •
  our success in deploying our Communication Engine network in internet telephony;

  •
  the demand for and acceptance of our products and services (including but not limited to dial-around service and One-Number service (formerly V-Link™ One Number);

  •
  our ability to efficiently integrate our recent acquisitions;

  •
  the migration of subscribers from a retail billing basis to a wholesale billing basis;

  •
  other risks referenced from time to time in our filings with the SEC.

        We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Results of Operations

        When reviewing the operating results for 2001 compared to 2000, and 2000 compared to 1999, it is important to note three significant changes in our operations that occurred in 2001 and 2000. Namely:

1.
Prior to February 15, 2000, our telecommunication and marketing service revenues were primarily dependent upon the sales efforts of independent representatives (IRs) functioning within a network marketing channel of distribution which targeted residential users and small businesses in the United States. These revenue sources depended directly upon the efforts of IRs. IRs personally solicited potential residential and business customers via one-to-one sales presentations. At the conclusion of the sales presentations, customers would sign order forms for our telecommunication products and services (telecommunication service revenues). IRs received commissions based upon sales of our products and services to customers who became our subscribers. Additionally revenues from the network marketing channel prior to February 15, 2000 were recorded at retail rates whereas after that date the same sales to the end-users were recorded at a wholesale rate.

  On February 15, 2000, the nature of our telecommunication services revenues and marketing service revenues relating to the network-marketing channel were significantly changed. On that date we signed a strategic marketing and channel agreement with Big Planet, a wholly owned subsidiary of Nu Skin Enterprises, Inc. Under terms of the agreement, I-Link's IRs transitioned to Big Planet, and Big Planet was granted rights to market and sell our products and services through the network marketing (sometimes referred to as Multi-Level) sales channel to residential and small business users. Our other sales channels into the residential, small business, and other markets were unaffected by the agreement with Big Planet. This agreement had two significant impacts on our gross revenues.

  •
  telecommunication service revenues decreased as we sold our services to the same subscribers through Big Planet at wholesale prices. Even though our billed minutes increased in 2000 as compared to 1999, revenues decreased due to the transition to wholesale rates. The reduction in telecommunications service revenues was partially offset by a cessation of commissions paid to IRs related to telecommunication services revenues, and

  •
  marketing service revenues and marketing service costs ceased effective February 15, 2000.

        As a result of this agreement with Big Planet, we ended our involvement in the network-marketing channel and Big Planet became our single largest customer.

2.
We acquired WebToTel Incorporated and its subsidiaries (including Nexbell Communications Inc.) in a stock for stock transaction on April 17, 2001. However, as WebToTel and I-Link were under common control of Counsel as of March 1, 2001 (the date Counsel obtained its ownership in I-Link), we have accounted for the acquisition on an accounting method consistent with the pooling-of-interests method of accounting as of March 1, 2001. Accordingly, we have included the financial results of WebToTel and its subsidiaries subsequent to March 1, 2001.

3.
On June 4, 2001 WorldxChange completed the purchase of certain assets and liabilities of WorldxChange Communication, Inc. WorldxChange continues to offer the dial-around telecommunications product, which WorldxChange Communications, Inc. had previously offered. We did not offer a comparable product prior to June 4, 2001.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues

        Telecommunications service revenue increased $56,587,009 to $74,887,557 in 2001 as compared to $18,300,548 in 2000. The increase is primarily due to three events, namely:

(1)
revenues of $50,288,917 related to WorldxChange which was acquired in June 2001;

(2)
recognition of previously reported unearned revenue related to a prepayment from Red Cube. According to the terms of the agreement, Red Cube was to use services related to the prepayment prior to June 30, 2001. Unused services as of June 30, 2001 were approximately $9,543,000. As the Company has no further obligation under the prepayment arrangement, the $9,543,000 was recognized as revenue as of June 30, 2001. We do not expect any significant revenues from Red Cube in the future; and

(3)
revenues of $3,104,000 (representing revenues from March to December of 2001) related to Nexbell Communications Inc.'s (Nexbell) METS product that we acquired in the WebToTel acquisition. In the fourth quarter of 2001, we approved a plan to discontinue offering the METS product and accordingly the revenue source will not continue into 2002.

        These increases in telecommunications services revenues were offset by decreases in revenue of approximately $6 million, which was primarily related to the transition of our network-marketing channel to Big Planet in February 2000. The decline in revenue related to Big Planet was due to a decrease in revenues related to the transitioning of our former network marketing channel from a retail channel to a wholesale channel and a continued decline in the number of subscribers with Big Planet.

        Marketing services revenue, which included revenue primarily from independent representatives for promotional and presentation materials and ongoing administrative support decreased $463,740 to $0 in 2001 as compared to $463,740 in 2000. The decrease was a result of transition of this network-marketing channel to Big Planet in February 2000, which caused marketing service revenues to cease.

        Technology licensing and development revenue decreased $3,275,935 to $5,696,893 in 2001 as compared to $8,972,828 in 2000. During 2001 and 2000, the revenues were primarily from a $10,000,000 licensing agreement in May 2000 between Red Cube and I-Link that is being recorded over a twenty-four month period. Accordingly, $5,000,000 and $3,333,333 were recorded in 2001 and 2000, respectively. As of December 31, 2001, the unearned balance of $1,666,667 has been recorded as unearned revenue. During 2001, we licensed our platform and I-Link™ One Number technology to a company for use in Korea. Revenues from the sale are recognized over the expected life of the contract and accordingly we recognized $680,000 in 2001. During 2000, revenues of $4,000,000 were recorded related to two licensing agreements that did not recur in 2001. The additional overall decrease in technology licensing revenue was due to other licensing agreements in 2000 that did not recur in 2001. As of December 31, 2001, we had unearned revenue of $1,986,675 which will be recognized as revenue in 2002. Technology licensing revenue will vary from year to year based on timing of technology licensing and development projects and payments.

        Other revenues in 2001 decreased $641,454 to $2,025,585 as compared to $2,667,039 in 2000. During 2000, other revenues also included royalties of $400,000 from the sale of Indavo units to a company that did not use the Indavo units over the I-Link Network. There were no comparable sales of Indavo in 2001 nor do we expect any future revenues from the Indavo product. Decreases in other revenues relating to customer care, billing and accounts receivable services performed for our single largest customer accounted for the balance of the decrease in other revenues. Revenues from these types of services vary from period to period based upon services requested.

Operating costs and expenses

        Telecommunication network expense increased $37,693,907 in 2001 to $62,652,227 as compared to $24,958,320 for 2000. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenue. The primary increase was related to inclusion of network expense ($36,009,197) related to the dial-around business that we began to offer June 4, 2001 when we acquired certain assets and liabilities of WorldxChange Communications, Inc. The remaining increase in telecommunication network expense was due to the inclusion of the expense associated with the METS product in 2001 in addition to increased expenses in 2001 related to the network build-out that began in late 2000. In late 2001 we determined it was not economically justifiable to continue to maintain a significant part of our fixed network, specifically, leased lines for origination and termination from our backbone network. Instead of using these leased lines for origination and termination, it was determined that given current revenue levels, it would be more economical to originate and terminate traffic on our subsidiary's (WorldxChange) network which we began to do in late 2001 and anticipate that transition will be completed in April 2002. We anticipate that this transition will result in net savings in network expenses of $400,000 to $600,000 per month beginning in April 2002.

        Marketing service costs decreased $456,354 to $0 in 2001 as compared to $456,354 for 2000. The decrease in expense is directly related to the transition of the network-marketing channel to Big Planet Inc. in February 2000, which resulted in the cessation of marketing service revenues and accordingly the related expenses.

        Selling, general and administrative expense increased $18,482,715 to $36,836,446 in 2001 as compared to $18,353,731 in 2000. The primary components of the net increase were additional selling, general and administrative cost of approximately $20,366,000 related to the WorldxChange dial-around business that began June 4, 2001. Further increases relating to WebToTel were offset by a reduction in other corporate expenses relating to the workforce reductions in January, May and December of 2001 including reduction in facilities, materials, etc. and other cost cutting measures instituted by management. The effect of the workforce reductions at I-Link in 2001and the sale of Nexbell in

December in 2001 will serve to further reduce non-WorldxChange selling, general and administrative expenses in 2002.

        The provision for doubtful accounts increased $3,953,522 to $4,066,690 in 2001 as compared to $113,168 in 2000. The increase was directly due to necessary provisions for doubtful accounts associated with two sources of revenues. During 2001 we recorded an allowance for accounts receivable from a major customer in the amount of $975,000 due to the termination of their agreement and pending arbitration. Additional reserves of $2,861,000 were recorded related to commencement of WorldxChange's dial-around business on June 4, 2001. Further increases relate to the WebToTel (primarily the METS product) acquisition included in our financial statements after March 1, 2001.

        Depreciation and amortization increased $3,717,472 to $10,116,790 in 2001 as compared to $6,399,318 in 2000. The increase is primarily due to depreciation of $2,286,150 relating to WorldxChange assets and $1,066,000 from amortization of goodwill acquired in the WebToTel acquisition.

        Research and development decreased $1,887,740 to $2,332,593 in 2001 as compared to $4,220,333 in 2000. The decrease was primarily a result of our decision to consolidate our research operations at our headquarters in Draper, Utah and to curtail research and development activities in 2001 in order to concentrate our financial resources on sales and marketing of existing products. Research and development is expected to be less in 2002 than in 2001 as we continue to focus our financial resources on sales and marketing of existing products.

        During the third quarter of 2001, we performed a review of the products we offer and their contribution to our Company and our overall strategy. As of September 30, 2001, our analysis determined that it was not economically justified to continue to maintain a portion of the Company's network related to leased lines used for local access origination and Nexbell's METS product. Accordingly, we performed an impairment analysis of the goodwill recorded in connection with the acquisition of WebToTel and subsidiaries. The analysis was performed in response to projected losses on the METS product acquired in the WebToTel acquisition. Additionally, subsequent to September 30, 2001, the Board of Directors approved a plan to discontinue offering the METS product. As a result of this review, an $8,040,054 impairment charge was recorded during the third quarter.

Other income (expense)

        Interest expense increased $3,271,960 to $4,774,636 in 2001 as compared to $1,502,676 in 2000. We recorded non-cash interest expense of $1,518,443 in 2001 related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel in connection with a loan. In addition to the non-cash interest, WorldxChange's debt accounted for interest of approximately $1,233,000 on debt to Counsel, capital leases and a revolving credit facility. Interest on other debt increased approximately $520,000 as a result of increased average balances of debt outstanding, primarily on debt to Counsel.

        Interest and other income decreased $406,117 to $81,015 in 2001 as compared to $487,132 in 2000. The decrease was primarily due to a decrease in the average balance of cash on hand in 2001 as compared to 2000.

        In December 2001 and subsequent to the time we recorded the impairment of goodwill charges related to Nexbell as discussed above, we sold our subsidiary Nexbell to an unrelated party. The sale was a sale of Nexbell's stock and accordingly the assets and liabilities of Nexbell were assumed by the purchaser with no further financial obligation on our part. At the time of the sale, the liabilities exceeded the assets of Nexbell and accordingly we have recorded a gain on sale of subsidiary in the amount of $588,943 (the amount by which the liabilities of Nexbell exceeded its assets).

        A settlement expense of $639,565 was recorded in 2000. This expense is the result of an obligation to issue 129,519 shares of common stock in exchange for certain trading restrictions imposed on JNC Opportunity Fund Ltd. (JNC) in relation to the common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000. There was no comparable expense in 2001.

Extraordinary gain

        An extraordinary gain on extinguishment of debt was recorded in the fourth quarter of 2001. In the third quarter of 2001, Nexbell was in default on two leases and at the time of settlement we were liable for $1,272,818. As the liability was settled for $180,000 in the fourth quarter of 2001, we recorded the extraordinary gain in the amount of $1,092,818.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues

        Net operating revenue in 2000 and 1999 included three primary sources of revenue which were: (1) telecommunications service; (2) marketing services which began in June 1997 (and terminated in February 2000—see "Results of Operations" above) and included revenues from the network marketing channel, including revenues from independent representatives for promotional and presentation materials and national conference registration fees; and (3) technology licensing and development revenues related to communications software that supports multimedia communications over PBX, LAN's and the Internet. In 2000, we also had revenues from other sources including customer services such as billing, accounts receivable processing, customer care and special consulting services which were primarily associated with the transition of the network marketing channel to Big Planet in the first quarter of 2000.

        Telecommunication service revenues decreased $8,139,469 to $18,300,548 in 2000 as compared to $26,440,017 in 1999. The decrease is a direct result of the agreement with Big Planet effective February 15, 2000. Before February 15, 2000, our telecommunication services revenues were primarily dependent upon the sales efforts of IRs functioning within a network-marketing channel of distribution. These revenue sources were recorded at retail. Under terms of the Big Planet agreement, our independent network marketing sales force transitioned to Big Planet. This resulted in a substantial decrease in telecommunication services revenues for the year 2000 as revenues from subscribers migrating from retail sales to the sale of services to the same subscribers through Big Planet at wholesale prices. While a significant portion of the revenues converted to wholesale, we retained a portion of Big Planet's subscriber base on a retail-billing basis, for which Big Planet is paid a commission. Revenues billed to customers of Big Planet have decreased due to the decline in rate per minute billed of approximately 32% due to the transition from retail to wholesale, combined with a decrease in subscriber base and lower than expected new subscriber acquisitions. Big Planet accounted for 46% of our telecommunication services revenue in the fourth quarter of 2000. Part of the decrease in telecommunications services revenues billed through Big Planet, our largest wholesale customer, was offset by $3,230,000 in revenues generated from Gatelink partners primarily in the last half of 2000. The percentage of telecommunication services revenue from our second largest customer during the fourth quarter was 32%.

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

        Technology licensing and development revenue increased $6,466,127 to $8,972,828 in 2000 as compared to $2,506,701 in 1999. Revenue from this source will vary from year to year based on timing of technology licensing and development projects and royalties from products previously licensed. During 2000, our increase in these revenues stemmed primarily from the following sources:

  1.
  we entered into two licensing agreements that resulted in revenues of nearly $4,000,000, and

  2.
  on May 9, 2000, we entered into an agreement with Red Cube under which Red Cube paid us an aggregate sum of $10,000,000 comprised of a $7,500,000 licensing fee and $2,500,000 for consulting services. The total of $10,000,000 is being recorded as income ratably over a twenty-four month period. Accordingly, $3,333,333 was recorded as technology licensing revenue in 2000 while the balance of $6,666,667 was recorded as unearned revenue as of December 31, 2000.

        Other revenues in 2000 of $2,667,039 includes $2,203,693 relating to customer care, billing and accounts receivable services performed for wholesale customers. During 2000, other revenues also included royalties of $400,000 from the sale of Indavo units through a distributor to a company that will not use the Indavo units over our network.

Operating costs and expenses

        Telecommunications network expenses increased $4,585,111 to $24,958,320 in 2000 as compared to $20,373,209 in 1999. The increase is related to the costs of continuing development and deployment of our communication network and expenses related to the telecommunication service revenue. While variable costs per minute remained comparable to 1999 variable costs, fixed costs increased as we continued to build our RTIP network. While network costs associated with telecommunications services revenues increased, the transition from retail to wholesale-based revenues resulted in decreased per minute revenue. However, we continued to incur the same network costs.

        Marketing services costs decreased $4,943,795 to $456,354 in 2000 as compared to $5,400,149 in 1999. These costs directly relate to our marketing services revenue that began late in the second quarter of 1997 and include commissions and the costs of providing promotional and presentation materials and ongoing administrative support of the network-marketing channel. When we transferred this network-marketing channel to Big Planet in February 2000, marketing service costs ceased.

        Selling, general and administrative expenses increased $5,924,775 to $18,353,731 in 2000 as compared to $12,428,956 in 1999. In 2000, we added significant infrastructure in the form of employees and facilities in anticipation of fulfilling obligations to various business partners including Red Cube. The increase in 2000 expenses was partly a result of the cost of this added infrastructure. In 2000, we also entered into various transactions that contributed to this increase in the form of increased outside services. In January 2001, we had a strategic work force reduction in order to reduce overhead and streamline operations.

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

  (2)
  during the third quarter of 2000 we settled a lawsuit wherein we sued a former wholesale customer for non-payment of its bills. Prior to 2000, we had written off the receivable from this customer. Upon settling that lawsuit, we received $300,000 for past billings, which amount reduced our provision for doubtful accounts in 2000.

        Depreciation and amortization increased $916,679 to $6,399,318 in 2000 as compared to $5,482,639 in 1999. The increase is primarily associated with increased expenditures related to continued expansion of our RTIP Network.

        In 1999 we recorded a write-down of capitalized software costs of $1,847,288 which did not recur in 2000.

        Research and development costs increased $1,583,592 to $4,220,333 in 2000 as compared to $2,636,741 in 1999. The increase is associated with our telecommunication network research and development efforts and development of new products and technologies.

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

        A settlement expense of $639,565 was recorded in 2000. This expense is the result of an obligation to issue 129,519 shares of common stock in exchange for trading restrictions imposed on JNC Opportunity Fund Ltd. (JNC) in relation to the common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000. The settlement and release agreement settled litigation between JNC and us over unconverted Series F preferred stock held by JNC. The amount of this expense was based upon the market price of our common stock on May 24, 2000 when the common stock was issued. There was no comparable expense in 1999.

Liquidity and Capital Resources

        Cash and cash equivalents as of December 31, 2001 were $4,662,532 and the working capital deficit was $29,251,249 (which includes debt to our parent company, Counsel, of $17,540,140 and deferred revenue of $1,986,675). Cash used in operating activities during 2001 was $29,282,791 compared to cash provided by operations of $1,869,355 in 2000 and cash used in operations of $10,381,925 in 1999. The decrease in cash provided by operating activities in 2001 compared to 2000 was primarily due to an increase in our net loss and the difference in cash receipts and revenue recognition related to unearned revenue. The increase in cash from operations in 2000 as compared to 1999 was primarily due to $20,000,000 received from Red Cube for licensing and prepayment for future services, of which $16,552,259 remained as unearned revenues at December 31, 2000.

        Net cash used by investing activities in 2001 was $15,410,328 as compared to $6,881,466 in 2000 and $1,585,299 in 1999. The net increase in cash used by investing activities in 2001 as compared to 2000 was primarily due to a $13,681,000 purchase of WorldxChange assets, which purchase was offset by a reduction in the purchase of furniture, fixtures, equipment and software of $4,947,888. Additionally, we received $233,787 in cash as part of the WebToTel acquisition, which was a stock-for-stock transaction. The net increase in cash used by investing activities in 2000 as compared to 1999 was due to an increase in purchases of furniture, fixtures equipment and software of $4,863,055 and a decrease of $412,649 in cash flows from maturing restricted certificates of deposit and $20,463 from discontinued operations.

        Financing activities in 2001 provided net cash of $47,200,023 as compared to $4,171,735 in 2000 and $13,594,301 in 1999. Cash provided in 2001 included net cash borrowings from notes payable to a related party (Counsel) of $41,420,320 and net borrowing from a revolving line of credit of $6,996,604. Additionally, I-Link received $15,579 from the sale of I-Link common stock under its employee stock purchase plan. During 2001 we repaid $1,232,480 in long-term debt and capital lease obligations. Cash provided in 2000 included $4,341,659 from exercise of options and warrants and employee purchases under the employee stock purchase plan. During 2000, we repaid $145,720 in long-term debt and capital lease obligations and used $24,204 in our discontinued operations. Cash provided in 1999 included $8,200,000 from long-term debt, $7,116,408 net proceeds from the sale of preferred stock and $5,000 from the exercise of stock options and warrants. During 1999, we repaid $1,727,107 of long-term debt and capital lease obligations.

        We incurred a net loss from continuing operations of $45,589,443 for the year ended December 31, 2001, and as of December 31, 2001 had an accumulated deficit of $166,763,782. We anticipate that revenues generated from our continuing operations will not be sufficient during 2002 to fund ongoing operations, the continued expansion of our private telecommunications network facilities, product development and manufacturing, and anticipated growth in subscriber base. As described below, several events have occurred in 2002 that affect our ability to obtain the additional necessary funds and reduce liabilities requiring funds for our continuing operations in 2002.

Current Position/Future Requirements

        During 2002, we plan to use available cash to fund the development and marketing of I-Link products and services. We anticipate that cash received related to revenues from all sources of continuing operations will grow in 2002 and will increasingly contribute to meeting our cash requirements. However, we anticipate that we will need financial resources in excess of cash from revenue sources from continuing operations. In late 2001, we determined it was not cost justifiable to maintain a significant part of our fixed network, specifically, the leased lines for call origination and termination from our backbone network. Instead of using these leased lines for origination and termination, it was determined that, given current revenue levels, it would be more economical to originate and terminate traffic on our subsidiary's (WorldxChange) network, which we began to do in late 2001. We anticipate the transition will be completed in April 2002, and that this transition will result in monthly net savings of $400,000 to $600,000 per month beginning in April 2002. In addition to the anticipated cost savings, Counsel Corporation and its subsidiary Counsel Springwell Communications LLC have committed to fund, through long-term inter-company advances or equity contribution, all capital investment, working capital or other operational cash requirements of I-Link through April 15, 2003.

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

Other Items

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We believe that the adoption of SFAS 143 will not have a significant impact on our financial statements.

        In August 2001, the FASB issued the SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We believe that the adoption of SFAS 144 will not have a significant impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk. We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2001.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        As of March 14, 2002, the Board of Directors had seven members. Our Articles of Incorporation, as amended, provide that the Board of Directors be divided into three classes and that each director shall serve a term of three years. The term of office of Mr. Wasserson and Mr. Shimer, both Class I directors will expire at the 2002 annual shareholder's meeting. The term of office of Messrs. Toh, Heaton and Silber, Class II directors, will expire at the 2003 annual meeting of shareholders. The term of office of Mr. Chirite and Mr. Reichmann, the Class III directors, will expire at the annual meeting of shareholders in 2004.

        Biographical information with respect to the present executive officers, directors, and key employees are set forth below. There are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	52	Chairman of the Board
Helen Seltzer	56	President and CEO (effective January 3, 2002)
Frank Williams	45	Executive Vice President
John Rufener	54	Vice President of Sales
Alex Radulovic	32	Vice President of Technology
Gary J. Wasserson	45	President of WorldxChange and Director
Samuel L. Shimer	38	Director
Henry Y.L. Toh	43	Director
Albert Reichmann	72	Director
Norman Chirite	40	Director
Hal B. Heaton	51	Director

(1)
As of December 31, 2001

        Allan C. Silber, Chairman of the Board. Mr. Silber was elected to the Board of Directors as a Class II director in September 2001 and appointed as chairman of the board in November 2001. Mr. Silber is the chairman and CEO of Counsel Corporation, which he founded in 1979. Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

        Helen Seltzer, President and CEO. Ms. Seltzer joined I-Link as its President and CEO on January 3, 2002. Prior to joining I-Link, Ms. Seltzer was President, Chief Operating Officer and a Board Member of Messageclick from 1999 to 2001, a company which provided IP messaging solutions for telecommunication providers and enterprises. From 1997 to 1999, Ms. Seltzer was the President of BDM Technologies, an integrated software systems support firm and before that she served as Vice President. From 1994 to 1997, Ms. Seltzer was Vice President of marketing for Bell Atlantic where she oversaw management of Bell Atlantic's access operating unit. Ms. Seltzer also brings with her fourteen years of executive management experience with MCI.

        Frank Williams, Executive Vice President. Mr. Williams brought 19 years telecommunications and information systems management experience to I-Link when he joined us in September 2000. Prior to joining I-Link, Williams was Chief Information Officer of Tellepsen Corporation, a Houston-based diversified construction services company from 1999 to 2000. He worked at Splitrock Services, Inc. as VP Network Operations from 1998 to 1999. From 1991 to 1998 Mr. Williams was Executive Director of the National Technical Resource Center of Williams Communications Solutions. He holds a bachelor of business administration degree from Trinity University in San Antonio, Texas.

        John Rufener, Vice President of Sales. Mr. Rufener joined I-Link as our Vice President of Sales in May 2001. Mr. Rufener was Vice President of Marketing for William Communications in Houston, a fiber communications and hardware company, until 1998. He joined US West (now Qwest) in 1998 as Director of Emerging Markets, a position responsible for the introduction of new technologies. In 1999, Mr. Rufener assumed major markets responsibility for US West in the states of Nebraska, Iowa and South Dakota. On retirement from US West, Mr. Rufener served as Vice President of Sales for Convergent Technologies from September 2000 to May 2001.

        Alex Radulovic, Vice President of Technology. Mr. Radulovic has considerable Internet and telecommunications development experience. He has been employed by I-Link since February 1996. Previously, he was a consultant to IBM for a wide range of AIX Communications projects and was also a development engineer for Novell's NetWare 386-network operating system. Mr. Radulovic is a co-developer of our patent-pending technology.

        Gary J. Wasserson, Director. Mr. Wasserson was appointed by the Board of Directors as a Class I director on April 15, 2001 to fill a board vacancy. In May 2001, Mr. Wasserson was appointed CEO of I-Link which position he held until his resignation in December 2001. In June 2001, Mr. Wasserson became President and CEO of WorldxChange. From 1999 to October 31, 2001, he was been President and Chief Executive Officer of Counsel Communications LLC and since November 1, 2001 he has been a Managing Director of Counsel Corporation (US)). From 1997 to 1999, he was President and Chief Executive Officer of Call Sciences™/Virtel™, a major provider of enhanced telecommunications services deliverable over global intelligent networks. From 1992 to 1997, he was one of the founders of the Pre-Paid Calling Card Industry and served as Chief Executive Officer of Global Links/GTS, a company instrumental in creating the calling card industry trade association and its regulatory initiatives within the industry. Mr. Wasserson holds a Bachelor's degree from Babson College.

        Samuel L. Shimer, Director. Mr. Shimer was appointed by the Board of Directors as a Class I director on April 15, 2001 to fill a board vacancy. From 1997 to present he has been employed by Counsel Corporation, serving as a Managing Director since 1998. Mr. Shimer is currently serving as a director of Counsel Springwell Communications LLC, Counsel's communications merchant banking affiliate. He also is a director of SAGE BioPharma, another Counsel portfolio company. From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Centre Partners and Corporate Partners, ultimately serving as a Principal. Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and an MBA from Harvard Business School.

        Henry Y.L. Toh, Director. The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992. Mr. Toh became President of I-Link in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. Mr. Toh has served as a director of National Auto Credit, Inc. (an originator of sub-prime automobile financing) from 1998 through the present and Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, beginning in

November 2001. He is also a director of Four M International Inc., a private investment firm. He is a graduate of Rice University.

        Albert Reichmann, Director. Mr. Reichmann was elected to the Board of Directors as a Class III director in September 2001. From 1996 to present, Mr. Reichmann served as the Chairman and Chief Executive Officer of Heathmount A.E. Corporation, a company established for the creation and development of sports and amusement parks in North America and Asia. He is the Chairman of Olympia & York Developments Limited, a leading international commercial developer recognized for revitalization projects such as the World Financial Center in New York and Canary Wharf in London. Mr. Reichmann is internationally recognized for his humanitarian and charitable efforts which range from Armenian earthquake relief to medical relief for child victims of the Chernobyl nuclear disaster to arranging the first cabinet-level meetings between the governments of Israel and the Soviet Union since the end of the Six-Day War. Mr. Reichmann holds an honorary Degree of Laws from the Faculty of Administrative Studies of York University. Mr. Reichmann has served on the Steering Committee of York University's International Management Center located in Budapest, Hungary since 1988 and is an Advisor to its East-West Enterprise Exchange initiative. Mr. Reichmann is a founder of the Canada-USSR Business Council established in 1989 by intergovernmental agreement.

        Norman Chirite, Director. Mr. Chirite was elected to the Board of Directors as a Class III director in September 2001. Mr. Chirite is a managing director and member of the Board of Directors of Counsel Corporation. Prior to joining Counsel Corporation in May 2001, Mr. Chirite was Senior Vice President and General Counsel of Convergence Holdings Corp., a privately held marketing services and communications company based in Arlington, Virginia. From 1992 to 2000, Mr. Chirite was a partner in the Corporate Department of Weil, Gotshal & Manges LLP, an international law firm based in New York City, specializing in mergers & acquisitions, corporate finance and private equity transactions. Mr. Chirite also serves as a director of Iogen Corporation, a privately-held industrial biotechnology firm based in Ottawa, Ontario, Canada. Mr. Chirite received his Bachelor's and Juris Doctor degrees from the University of Michigan.

        Hal B. Heaton, Director. Dr. Heaton was appointed by the Board of Directors as a Class II director on June 14, 2000 to fill a board vacancy. From 1982 to present he has been a professor of Finance at Brigham Young University and between 1988 and 1990 was a visiting professor of Finance at Harvard University. Dr. Heaton is a director of MITY Enterprises, Inc., a publicly traded manufacturer of furniture in Orem, Utah. Dr. Heaton holds a Bachelor's degree in Computer Science/Mathematics and a Master's in Business Administration from Brigham Young University, a Master's degree in Economics and a Ph.D. in Finance from Stanford University.

        Each officer is chosen by and serves at the pleasure of the Board of Directors and holds his or her office until his or her successor shall have been duly chosen and qualified.

        Mr. Reichmann and Mr. Heaton were non-employee independent directors as of December 31, 2001.

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

Committees of the Board of Directors

        The Committees of the Board of Directors are as follow:

        Audit Committee.    The audit committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls, and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Heaton (chairman), Mr. Toh and one vacancy. The Audit Committee held five meetings during the last fiscal year.

        Compensation Committee.    The compensation committee reviews and approves the compensation for executive employees. Its membership is currently comprised of Mr. Heaton and two vacancies. The Compensation Committee held one meeting during the last fiscal year.

        Finance Committee.    The finance committee is responsible for reviewing and evaluating financing, strategic business development and acquisition opportunities. Its membership is currently comprised of Mr. Heaton and two vacancies. The Finance Committee held two meetings during the last fiscal year.

        Special Committee.    From time to time the Board of Directors establishes special committees to deal with non-recurring issues. A special committee was formed in January 2001 to advise the Board of Directors on matters relating to raising funds and capitalization issues. Mr. Bradford (a former director) was Chairman of the special committee and Messrs. Toh and Heaton were members. The special committee was disbanded in March 2001 after completion of the Winter Harbor and Counsel Communications transactions. See "Current Position/Future Requirements" and "Certain Relationships and Related Transactions."

        We do not have a nominating committee or any committee serving a similar function.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of I-Link with the Securities and Exchange Commission (SEC). Officers, directors, and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

        Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year and Forms 5 with respect to our most recent fiscal year, we believe that some forms required to be filed pursuant to Section 16(a) of the Exchange Act were not timely filed, by certain of our officers and directors: Messrs. Chirite, Reichmann, Shimer, Silber and Wasserson were each late filing their respective Forms 3 upon election to the Company's Board of Directors. All other required forms were filed timely by each of the Company's officers and directors during the fiscal year ended December 31, 2001.

Item 11. Executive Compensation

        The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer during the last year and our five most highly compensated executive officers serving as such at the end of the year ended December 31, 2001, whose compensation was in excess of $100,000.

Long-Term Compensation
Awards
	Annual Compensation						Payouts($)
Securities Underlying Options/ SARs(#)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Awards($)		LTIP Payouts	All Other Compensation($)
Gary J. Wasserson(1) Former CEO of I-Link; CEO of WorldxChange	2001 2000 1999	150,000 — —	— — —	— — —	— — —	— — —	— — —	— — —
John W. Edwards(2)	2001 2000 1999	75,000 225,000 201,115	— — —	— — —	— — —	25,000 25,000 230,000	150,000 — —	341 2,275 —
Frank Williams(3) Executive VP	2001 2000 1999	157,000 51,266 —	— — —	— — —	— 60,000 —	— — —	— — —
John Rufener(4) VP Sales	2001 2000 1999	112,500 — —	— — —	— — —	100,000 — —	— — —	— — —
James Sas(5) VP of WorldxChange	2001 2000 1999	137,500 — —	25,000 — —	— — —	— — —	— — —	— — —
Alex Radulovic(6) VP Technology	2001 2000 1999	200,000 200,000 164,734	— — —	— — —	— — —	— 400,000 —	— — —	615 615 —

(1)
Mr. Wasserson began his employment with I-Link in May 2001 as President and CEO of I-Link and expanded his responsibilities to include serving as President and CEO of WorldxChange upon I-Link's acquisition of WorldxChange in June 2001. Mr. Wasserson resigned as President and CEO of I-Link in December 2001. Mr. Wasserson's annual salary was $225,000 during 2001 and continues at that rate into 2002.

(2)
Mr. Edwards began his employment in April 1996 and was appointed President and CEO as of September 30, 1996 and resigned as President in December 1999. He resumed his office as President in January 2001. Mr. Edwards employment was terminated in May 2001. Mr. Edwards was paid at an annual rate of $125,000 commencing January 1, 1998 even though Mr. Edward's salary was increased to $200,000 effective May 1997. This salary increase accrued but was not paid from May 1997 to April 1999. In April 1999, we began to pay his salary at the rate of $225,000. The deferred salary in the amount of $141,875 was paid during 2000. In 2000 we contributed $1,700 as a match to Mr. Edwards' 401K contribution and paid $1,025 in 2000 and $342 in 2001 on a life insurance policy. In 2001 Mr. Edwards was paid $150,000 under his severance agreement which agreement continues until September 2002 at the rate of $18,750 per month.

(3)
Mr. Williams became our employee on September 4, 2000. Mr. Williams served as Vice President of Operations until October 11, 2001 when he became Executive Vice President. Mr. Williams annual salary is $157,000.

(4)
Mr. Rufener became an employee on May 15, 2001 as Vice President of Sales. Mr. Rufener's base salary is $120,000 exclusive of commissions. Mr. Rufener is guaranteed a minimum commission of $60,000 per year.

(5)
Mr. Sas was a consultant to WorldxChange from June 15 to July 15, 2001 for which he was paid a $25,000 consulting fee. On July 15, 2001, Mr. Sas joined WorldxChange as its Vice President at an annual salary of $300,000 until March 31, 2002 when he left WorldxChange.

(6)
Mr. Radulovic's salary was $150,000 effective November 1998 and increased to $200,000 in October 1999. In 2001 and 2000 we paid $615 on a life insurance policy for Mr. Radulovic.

Option/SAR Grants in Last Fiscal Year (2001)

        The following table sets forth certain information with respect to the options granted during the year ended December 31, 2001, for the persons named in the Summary Compensation Table (the Named Executive Officers):

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Grant Date Value(1)	Expiration Date
Gary J. Wasserson	—	—	—	—	—
John W. Edwards	25,000	5%	$0.78	$11,470	1/1/11
Frank Williams	—	—	—	—	—
John Rufener	100,000	20%	$0.60	$35,210	5/15/11
James Sas	—	—	—	—	—
Alex Radulovic	—	—	—	—	—

(1)
Determined using the Black Scholes option-pricing model.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

        The following table sets forth certain information with respect to options exercised during 2001 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 2001.

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)
					Value of Unexercised in the Money Options/SARs at FY-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gary J. Wasserson	—	—	—	—	—	—
John W. Edwards	—	—	1,950,000	—	—	—
Frank Williams	—	—	25,000	35,000	—	—
John Rufener	—	—	16,666	83,337	—	—
James Sas	—	—	—	—	—	—
Alex Radulovic	—	—	1,300,000	100,000	—	—

(1)
Value ascribed to unexercised options at December 31, 2001 was minimal as the exercise price exceeded the closing bid price at December 31, 2001.

Director Compensation

        On the first business day in January each year prior to 2002, each director then serving was to receive an option to purchase 20,000 shares of common stock and for each committee on which the director serves an option to purchase 5,000 shares of common stock. The exercise price of such options is equal to the fair market value of the common stock on the date of grant. The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors.

        In 2002 the Board voted to only award options to the independent directors in accordance with the above described arrangement. In addition, each independent director will be paid $1,000 for each in-person board meeting attended and $500 for each telephonic board meeting attended.

        During 2001, Messrs. Toh and Heaton received $12,500 and $9,000, respectively, for services rendered as part of a special committee in early 2001.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        On January 3, 2002, an agreement between Springwell Capital Corporation, I-Link, Counsel Springwell Communications LLC (the majority shareholder of I-Link Incorporated), Counsel Corporation and Helen Seltzer was executed to whereby Ms. Seltzer became I-Link's Chief Executive Officer (CEO). The term of the agreement is four years at an annual salary of $275,000 base and a minimum bonus of $137,500 and an additional bonus of up to $137,500 based upon performance criteria to be set by the board. In the event that I-Link becomes a wholly-owned subsidiary of Counsel Springwell Communications LLC, Counsel Springwell Communications LLC agrees that ten percent (10%) of the equity of I-Link, on a fully-diluted basis, but excluding equity in WorldxChange, will be reserved for issuance to the management of I-Link under an incentive plan to be proposed by Ms. Seltzer, subject to the approval of the board. Counsel Springwell Communications LLC further agrees that pursuant to such incentive plan, Ms. Seltzer shall be awarded two and one-half percent (2.5%) of the equity of I-Link on a fully-diluted basis, but excluding any equity in WorldxChange, and that, in the event Ms. Seltzer is reassigned to a position with an entity directly or indirectly controlled by Counsel Corporation other than I-Link, Ms. Seltzer will receive a similar equity opportunity in her new employment assignment.

        In addition to serving as CEO of I-Link, Ms. Seltzer agreed to serve as a member of the Management Executive Committee of Counsel Springwell Communications LLC. and has the right to participate in Counsel Corporation's 2001 Executive Stock Purchase Plan.

        On January 3, 2000, we entered into a three-year employment agreement with Alex Radulovic as Vice President Technology. Pursuant to the terms of the employment agreement Mr. Radulovic is required to devote substantially all of his working time to our business and affairs. Mr. Radulovic is entitled under his employment agreement to receive compensation at the rate of $200,000 per year and is entitled to a profitability bonus at the discretion of the Board of Directors and to participate in such fringe benefits as are generally provided to executive officers. In addition, Mr. Radulovic was granted options to purchase 400,000 shares of common stock at an exercise price of $2.75 per share based on the market price at the date of grant. Of such options, 33,333 vested immediately and the same amount vest and become exercisable on the first calendar day of each quarter beginning October 1, 1999. In the event of termination by I-Link or in the event of a violation of a material provision of the agreement by I-Link which is unremedied for thirty (30) days and after written notice, Mr. Radulovic is entitled to receive, as liquidated damages or severance pay, an amount equal to the Monthly Compensation (as defined in the corresponding agreement) for twelve months and all options shall thereupon be fully vested and immediately exercisable. The agreement contains non-competition and confidentiality provisions.

Compensation Committee Interlocks and Insider Participation

        Messrs. Heaton, Toh and Reichmann are non-employee directors of I-Link.

Director Stock Option Plan

        Our Director Stock Option Plan (the DSOP) authorizes the grant of stock options to our directors. Options granted under the DSOP are non-qualified stock options exercisable at a price equal to the fair market value per share of common stock on the date of any such grant. Options granted under the DSOP are exercisable not less than six (6) months or more than ten (10) years after the date of grant.

        As of December 31, 2001, options for the purchase of 7,002 shares of common stock at prices ranging from $.875 to $3.875 per share were outstanding. As of December 31, 2001, options to purchase an aggregate of 31,623 shares of common stock were exercised. In connection with adoption of the 1995 Director Plans (as hereinafter defined) the Board of Directors authorized the termination of future grants of options under the DSOP; however, outstanding options granted under the DSOP will continue to be governed by the terms of the DSOP until the options are exercised or expire.

1995 Director Stock Option Plan

        In October 1995, our stockholders approved adoption of our 1995 Director Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and stock appreciation rights (the 1995 Director Plan).

        The 1995 Director Plan provides for automatic and discretionary grants of stock options which qualify as incentive stock options (the Incentive Options) under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), as well as options which do not so qualify (the Non-Qualified Options) to be issued to directors. In addition, stock appreciation rights (the SARs) may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options. No SARs have been granted to date.

        The 1995 Director Plan provides for the grant of Incentive Options and Non-Qualified Options to purchase up to 250,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified in the 1995 Director Plan, it will expire as to the then-unexercised portion. If any Incentive Option or Non-Qualified Option terminates prior to exercise and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible employees. The shares of common stock subject to the 1995 Director Plan may be made available from either authorized but unissued shares, treasury shares, or both.

        The 1995 Director Plan also provides for the grant of Non-Qualified Options on a non-discretionary basis. Each option is immediately exercisable for a period of ten years from the date of grant. We have 190,000 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2001, options exercisable to purchase 170,000 shares of common stock at prices ranging from $1.00 to $1.25 per share are outstanding under the 1995 Director Plan. As of December 31, 2001, options to purchase 60,000 shares have been exercised under the 1995 Director Plan.

1995 Employee Stock Option Plan

        In October 1995, the stockholders approved adoption of our 1995 Employee Stock Option and Appreciation Rights Plan (the 1995 Employee Plan), which plan provides for the issuance of Incentive Options, Non-Qualified Options and SARs.

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

        The 1995 Employee Plan provides for the grant of Incentive Options and Non-Qualified Options of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion. If any Incentive Option or Non-Qualified Option terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. We have 400,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2001, options to purchase 302,000 shares of common stock have been granted under the plan and 145,250 were outstanding with an exercise price of $3.90 per share. As of December 31, 2001, 119,250 options have been exercised under the 1995 Employee Plan.

1997 Recruitment Stock Option Plan

        In October 1997, our stockholders approved adoption of the 1997 Recruitment Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and SAR's (1997 Plan).

        The 1997 Plan provides for automatic and discretionary grants of Incentive Options and Non-Qualified Options under the Code. In addition SARs may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options. No SARs have been granted to date.

        The 1997 Plan, as amended in 2000, provides for the grant of Incentive Options and Non-Qualified Options to purchase up to 7,400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by our Board of Directors; however, in all instances the exercise price is never less than the fair market value of our common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercised portion. If any Incentive Option or Non-Qualified Option terminates prior to exercise thereof and during the duration of the 1997 Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1997 Plan for the grant of additional options or rights. The shares of common stock subject to the 1997 Plan may be made available from either authorized but unissued shares, treasury shares, or both. As of December 31, 2001, options to purchase 5,843,563 shares of common stock have been granted under the plan and 2,882,382 were outstanding with exercise prices of $0.27 to $13.88 per share. As of December 31, 2001, 411,420 options have been exercised under the 1997 Plan.

2000 Employee Stock Purchase Plan

        In October 2000, the stockholders of I-Link approved adoption of I-Link's 2000 Employee Stock Purchase Plan which plan provides for purchase and issuance of common stock. (the Stock Purchase Plan).

        The purpose of the Stock Purchase Plan is to induce all eligible employees of I-Link (or any of its subsidiaries) who have been employees for at least three months to encourage stock ownership of I-Link by acquiring or increasing their proprietary interest in I-Link. The Stock Purchase Plan is designed to encourage employees to remain in the employ of I-Link. It is the intention of I-Link to have the Stock Purchase Plan qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code.

        The Stock Purchase Plan provides for the purchase of common stock in the aggregate, up to 2,500,000 shares of common stock (which number is subject to adjustment in the event of stock dividends, stock splits and other similar events). As of December 31, 2001, 58,012 shares of common stock had been purchased under the Stock Purchase Plan.

2001 Stock Option and Appreciation Rights Plan

        In September 2001, the shareholders of the Company approved the 2001 Stock Option and Appreciation Rights Plan which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (SARs) up to an aggregate of 14,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company's Board of Directors or its committee; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company's common stock on the date the option is granted. There were no options granted under this plan in 2001.

Changes in Control

        On March 1, 2001, Counsel Communications LLC (subsequently reorganized and renamed Counsel Springwell Communications LLC) entered into a Securities Purchase Agreement with Winter Harbor. Pursuant to the terms of the Securities Purchase Agreement, Counsel Springwell Communications LLC (Counsel LLC) purchased from Winter Harbor all of the debt and equity securities of I-Link held by Winter Harbor, including all shares of Series M and Series N preferred stock held by Winter Harbor. Additionally, Counsel obtained the right to immediately name two Counsel designees to I-Link's Board of Directors, and seek to obtain I-Link shareholder approval to appoint an additional three Counsel director nominees, resulting in a nine member board, five members of which will be directors nominated or designated by Counsel LLC. As a result of the above mentioned transactions pursuant to the terms of the Securities Purchase Agreement, a change in control may be deemed to have occurred. To date, there are five Counsel designees or nominees serving on the board consisting of seven persons.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table shows, as of March 18, 2001, all directors, executive officers, and, to the best of our knowledge, all other parties we know to be beneficial owners of more than 5% of the common stock. As of March 18, 2001, there were issued and outstanding the following: 116,549,547 shares of common stock and 769 shares of Series N preferred stock.

Name and Address of Beneficial Owner(1)	Title of Class	Number of Shares Beneficially Owned		% of Common Stock Beneficially Owned(2)
Allan C. Silber	Common Stock	0	(3)	0%
Helen Seltzer	Common Stock	0		0%
Frank Williams	Common Stock	30,000	(4)	*
John Rufener	Common Stock	33,333	(4)	*
Gary J. Wasserson	Common Stock	0	(5)	0%
Samuel L. Shimer	Common Stock	0		0%
Norman Chirite	Common Stock	0	(3)	0%
Albert Reichmann	Common Stock	25,589	(4)	*
Hal B. Heaton	Common Stock	88,958	(4)	*
Alex Radulovic	Common Stock	1,372,103	(6)	*
Henry Y.L. Toh	Common Stock	312,802	(7)	*
Counsel Corporation 130 King Street West Suite 1300, P.O. Box 435 Toronto, Ontario, Canada M5X IE3	Common Stock	117,253,052	(8)(9)	75.9%
All Executive Officers and Directors as a Group (11 people)	Common Stock	1,862,785	(10)	1.6%

*
Indicates less than one percent.

(1)
Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o I-Link Incorporated unless otherwise indicated.1

(2)
As to each person or entity named as beneficial owners, that person's or entity's percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

(3)
Allan C. Silber is the Chairman, CEO and a shareholder of Counsel. Norman Chirite is a managing director, director and shareholder of Counsel. Messrs. Silber and Chirite disclaim beneficial ownership of the shares of I-Link beneficially owned by Counsel via its majority ownership of Counsel Springwell Communications LLC. (see notes 8 and 9 below).

(4)
Represents shares of common stock issuable pursuant to options and warrants.

(5)
Mr. Wasserson is a director of Counsel Springwell Communications LLC. Mr. Wasserson disclaims beneficial ownership of the shares of I-Link owned by Counsel Springwell Communications LLC (see 8 and 9 below).

(6)
Represents 1,333,333 shares of common stock subject to options and 38,770 shares of common stock owned.

(7)
Represents shares of common stock issuable pursuant to options. Does not include shares held of record by Four M International, Ltd., of which Mr. Toh is a director. Mr. Toh disclaims any beneficial ownership of such shares.

(8)
Includes: (1) 61,966,057 shares of common stock issued upon conversion of Series M and N convertible preferred stock in March 2001 which were obtained from Winter Harbor L.L.C. in

  March 2001, (2) 17,434,489 shares of common stock issued in connection with I-Link's acquisition of WebToTel in April 2001; (3) 22,852,506 shares of common stock issuable upon conversion of up to $12,000,000 principal (and accrued interest) amount of a Senior Convertible Loan and Security Agreement which the named stockholder will be entitled to receive should it convert its convertible note to common stock, subject to conversion price adjustments provisions set forth in the Senior Convertible Loan and Security Agreement dated March 1, 2001; and (4) 15,000,000 shares of common stock issuable pursuant to warrants granted to Counsel in connection with the acquisition of the assets of WorldxChange in June 2001.

(9)
Counsel owns indirectly in excess of eighty percent (80%) of the ownership interests in Counsel Springwell Communications LLC, a Delaware limited liability company, which entity is the owner of the shares, warrants in and convertible instruments (see 8 above) of I-Link.

(10)
Represents 38,770 shares of common stock issued and 1,824,015 shares of common stock that may be obtained pursuant to options and warrants exercisable within 60 days of the date hereof.

Item 13. Certain Relationships and Related Transactions.

Transactions with Management and Others

        See Item 11 hereof for descriptions of the terms of employment and consulting agreements between us and certain officers, directors and other related parties.

Transactions with Counsel Corporation

        On March 1, 2001, we entered into a Senior Convertible Loan and Security Agreement, (the Loan Agreement) with Counsel Corporation and Counsel LLC, (collectively, Counsel). Pursuant to the terms and provisions of the Loan Agreement, Counsel LLC was to make periodic loans to us in the aggregate principal amount not to exceed $10,000,000. This agreement was amended in May 2001 to increase the aggregate principal amount to $12,000,000. During 2001 the full $12,000,000 was loaned to us pursuant to these agreements.

        The $12,000,000 capital investment is structured as a 3-year note convertible with interest at a rate of 9% per annum, compounded quarterly. Counsel LLC can convert the loan into shares of our common stock at a conversion price of $0.56 per common share. At any time after September 1, 2002, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $1.00 per share, the outstanding debt including accrued interest shall automatically convert into common stock using the then conversion rate. The conversion price is subject to adjustment in accordance with the terms and provisions of the Loan Agreement. The Loan Agreement provides for traditional anti-dilution protection and is subject to certain events of default. Proceeds to I-Link were $12,000,000 less debt issuance costs of approximately $700,000.

        By executing the above Loan Agreement, we granted Counsel LLC a first priority security interest in all of our assets owned at the time of the execution of the Loan Agreement or subsequently acquired, including but not limited to our accounts receivable, general intangibles, inventory, equipment, books and records, and negotiable instruments held by I-Link. The Loan Agreement also included demand registration rights for common stock issuable upon conversion of the Loan Agreement.

        In addition to the foregoing agreements, Counsel LLC and I-Link executed a Securities Support Agreement, dated March 1, 2001 (the Support Agreement) for the purpose of providing certain representations and commitments by us to Counsel LLC as an inducement to Counsel to enter into a separate agreement with Winter Harbor and First Media, L.P, (the Securities Purchase Agreement). We were not a party to the Securities Purchase Agreement. In accordance with the terms and provisions of the Securities Purchase Agreement, Counsel agreed to purchase from Winter Harbor all of our debt and equity securities owned by Winter Harbor, including shares of our Series M and Series N preferred stock, beneficially owned by Winter Harbor for an aggregate consideration of $5,000,000.

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

        Under the Support Agreement, we also agreed to engage appropriate advisors and proceed to take all steps necessary to merge WebToTel (a subsidiary of Counsel LLC) and its subsidiary Nexbell Communications Inc. into I-Link. The merger took place in April 2001 when we exchanged 17,454,333 shares of common stock for WebToTel and its subsidiaries.

        On March 7, 2001, as part of the agreements discussed above, Counsel converted all of the Series M and N convertible preferred stock it obtained from Winter Harbor into 61,966,057 shares of our common stock. The Series N shares were converted at equivalent of $1.25 per common share and Series M at $.56 per common share.

        To fund the acquisition of the assets purchased and liabilities assumed by WorldxChange, Counsel provided a loan on June 4, 2001 to WorldxChange in the aggregate amount of $15,000,000. The loan is collateralized against all assets of WorldxChange. The loan is also guaranteed by I-Link and collateralized by the assets of I-Link. Outstanding balances (including any accrued and unpaid interest) under the loan bear interest of 10% per annum and are payable quarterly in arrears and in cash on the last business day of each quarter. Counsel may waive the payment of cash interest by WorldxChange. The loan will mature in December 2004. The loan may be prepaid at any time prior to the maturity, without penalty.

        In connection with the $15,000,000 loan, I-Link issued to Counsel a warrant to purchase 15,000,000 shares of common stock of I-Link at an exercise price of $0.60 per share. The warrants were exercisable in three tranches as follows; 5,000,000 on the date of the agreement, September 4, 2001 and December 4, 2001, respectively, in the event the loan is still outstanding on those dates. The warrants expire on June 4, 2003. The Company has recorded $2,170,059 as a discount against the $15,000,000 loan from Counsel representing the relative fair value attributed to the warrants.

        On June 6, 2001, I-Link and Counsel entered into a Loan and Security Agreement (Loan Agreement). Any monies advanced to I-Link between June 6, 2001 and April 15, 2002, (in the amount not to exceed $10,000,000) will be governed by the Loan Agreement. In connection with the Loan Agreement, I-Link executed a note payable to Counsel, due June 6, 2002. The loan is secured by all of the assets of I-Link. Outstanding balances (including any accrued and unpaid interest) under the loan bear interest at 10% per annum which interest is payable quarterly in arrears following the last business day of each quarter. However, Counsel may (and has to December 31, 2001) at its sole election allow interest to accrue and become payable at the end of the term. The full amount of the agreement ($10,000,000) was advanced to I-Link during 2001.

        During 2001 and as of December 31, 2001, Counsel had also advanced $7,070,320 to I-Link for which the conditions and terms of repayment are anticipated (as there are no written agreements) to be similar to the $10,000,000 agreement dated June 6, 2001 (discussed above). Subsequent to year end, Counsel has advanced an additional $3,816,602 in under similar anticipated conditions and terms.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

1.
Financial Statements:

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 31, 2001 and 2000

    Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

    Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

2.
Financial Statement Schedule:

          Schedule II—Valuation and Qualifying Accounts

    All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)
We did not file any reports on Form 8-K during the fourth quarter of 2001.

(c)
The following exhibits are filed as part of this Registration Statement:

Number	Title of Exhibit
3.1(6)	Amended and Restated Articles of Incorporation, as further amended.
4.1(4)	Form of Hardy Group Warrant to purchase 175,000 shares of Common Stock.
4.2(3)	Securities Purchase Agreement by and between I-Link and Winter Harbor, dated as of September 30, 1997.
4.3(7)	Amended and Restated Registration Rights Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor, amending Registration Rights Agreement dated October 10, 1997.
4.4(3)	Form of Shareholders Agreement by and among I-Link and Winter Harbor and certain holders of I-Link's securities, which constitutes Exhibit D to the Purchase Agreement.
4.5(3)	Form of Warrant Agreement by and between Medcross, Inc. and Winter Harbor, which constitutes Exhibit F to the Purchase Agreement.
4.6(10)	Senior Convertible Loan and Security Agreement dated March 1, 2001, by and between Counsel Communications, LLC and I-Link Incorporated.
4.7(10)	Loan Note, dated as of March 1, 2001, by and between Counsel Communications LLC and I-Link Incorporated.
4.8(10)	Security Agreement, dated as of March 1, 2001, by and between I-Link Communications, MiBridge Inc and Counsel Communications, LLC.

10.1(1)	1997 Recruitment Stock Option Plan.
10.2(2)	2001 Stock Option and Appreciation Rights Plan
10.3(5)	Agreement dated April 14, 1998, by and between I-Link and Winter Harbor.
10.4(5)	Pledge Agreement dated April 14, 1998, by and between I-Link and Winter Harbor.
10.5(5)	Security Agreement dated April 14, 1998, by and among certain of I-Link's subsidiaries and Winter Harbor.
10.6(5)	Form of Promissory Notes issued to Winter Harbor.
10.7(5)	Warrant to purchase 250,000 shares of Common Stock of I-Link, dated June 30, 1998, issued to JNC.
10.8(5)	Warrant to purchase 100,000 shares of Common Stock of I-Link, dated July 28, 1998, issued to JNC.
10.9(7)	Loan Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor.
10.10(7)	First Amendment to Loan Agreement dated March 4, 1999 by and between I-Link and Winter Harbor.
10.11(7)	Promissory Note dated November 10, 1998, in principal amount of $8,000,000 executed by I-Link in favor of Winter Harbor.
10.12(7)	Series K Warrant Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor and form of Series K Warrant.
10.13(7)	Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor.
10.14(7)	First Amendment to Security Agreement dated as of January 15, 1999, by and among I-Link, five of its wholly-owned subsidiaries and Winter Harbor, amending Security Agreement dated April 14, 1997.
10.15(7)	First Amendment to Pledge Agreement dated as of January 15, 1999, by and among I-Link and Winter Harbor, amending Pledge Agreement dated April 14, 1997.
10.16(7)	Series D, E, F, G, H, I and J Warrant Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor, and related forms of warrant certificates.
10.17(8)	Employment agreement with Alex Radulovic dated January 3, 2000
10.18(8)	Form of Wholesale Service Provider and Distribution Agreement between I-Link and Big Planet, Inc. dated February 1, 2000
10.19(9)	Form of Cooperation and Framework Agreement between I-Link Incorporated and CyberOffice International AG dated May 8, 2000
10.20(9)	Form of Revenue Sharing Agreement between I-Link Incorporated and Red Cube International AG (formerly known as CyberOffice International AG.) dated June 30, 2000.
10.21(9)	Form of Letter dated June 30, 2000, clarifying a Cooperation and Framework Agreement issue.
10.22(11)	Loan and Security Agreement, dated December 10, 2001, by and among WorldxChange Corp. and Foothill Capital Corporation.
23.1(11)	Consent of Independent Accountants.

99.1(10)	Warrant Exchange Agreement, dated as of March 1, 2001, by and between Winter Harbor, LLC and I-Link Incorporated.
99.2(10)	Securities Support Agreement, dated as of March 1, 2001, by and between Counsel Communications, LLC and I-Link Incorporated.

(1)
Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.

(2)
Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, file number 0-17973.

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

(10)
Incorporated by reference to our Current Report on Form 8-K filed on March 16, 2001, file number 0-17973.

(11)
Filed herewith

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
I-Link Incorporated and Subsidiaries:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of I-Link Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Salt Lake City, Utah
April 3, 2002

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31, 2001 and 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$4,662,532	$2,155,628
Accounts receivable, less allowance for doubtful accounts of $1,862,988 and $100,665 as of December 31, 2001 and 2000, respectively	16,009,386	3,357,856
Other current assets	2,632,629	385,891

Total current assets	23,304,547	5,899,375
Furniture, fixtures, equipment and software, net	21,023,696	10,983,273
Other assets:
Intangible assets, net	1,330,839	3,939,226
Other assets	1,121,067	835,618

	$46,780,149	$21,657,492

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,719,595	$5,370,490
Accrued liabilities	12,270,231	3,327,900
Unearned revenue	1,986,675	14,885,592
Revolving credit facility and other current debt	10,004,862	785,971
Notes payable to a related party	17,540,140	7,768,000
Accrued interest on notes payable to a related party	—	2,376,498
Current portion of obligations under capital leases	3,034,293	1,445,690

Total current liabilities	52,555,796	35,960,141
Notes payable	1,147,364	796,662
Notes payable to a related party	23,088,535	—
Obligations under capital leases	6,986,308	338,263
Unearned revenue	—	1,666,667

Total liabilities	83,778,003	38,761,733

Commitments and contingencies (notes 9 and 13)
Redeemable preferred stock—Series M	—	11,734,820

Stockholders' deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 769 and 24,435 as of December 31, 2001 and 2000, respectively; liquidation preference of $761,310 at December 31, 2001	7,690	244,350
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,549,547 and 28,136,506 at December 31, 2001 and 2000, respectively	815,849	196,957
Additional paid-in capital	128,942,389	106,622,114
Accumulated deficit	(166,763,782)	(135,902,482)

Total stockholders' deficit	(36,997,854)	(28,839,061)

	$46,780,149	$21,657,492

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenues:
Telecommunication services	$74,887,557	$18,300,548	$26,440,017
Marketing services	—	463,740	3,672,988
Technology licensing and development	5,696,893	8,972,828	2,506,701
Other	2,025,585	2,667,039	—

Total revenues	82,610,035	30,404,155	32,619,706

Operating costs and expenses:
Telecommunication network expense	62,652,227	24,958,320	20,373,209
Marketing services	—	456,354	5,400,149
Selling, general and administrative	36,836,446	18,353,731	12,428,956
Provision for doubtful accounts	4,066,690	113,168	3,703,076
Depreciation and amortization	10,166,790	6,399,318	5,482,639
Write-down of capitalized software costs	—	—	1,847,288
Research and development	2,332,593	4,220,333	2,636,741
Impairment of goodwill	8,040,054	—	—

Total operating costs and expenses	124,094,800	54,501,224	51,872,058

Operating loss	(41,484,765)	(24,097,069)	(19,252,352)

Other income (expense):
Interest expense	(4,774,636)	(1,502,676)	(5,086,141)
Interest and other income	81,015	487,132	179,205
Gain on sale of subsidiary	588,943	—	—
Settlement expense	—	(639,565)	—
Total other expense	(4,104,678)	(1,655,109)	(4,906,936)

Loss from continuing operations	(45,589,443)	(25,752,178)	(24,159,288)

Discontinued operations:
Loss during phase-out period of discontinued operations	—	—	(500,000)

Loss before extraordinary gain	(45,589,443)	(25,752,178)	(24,659,288)
Extraordinary gain on extinguishment of debt (net of $0 tax)	1,092,818	—	—

Net loss	$(44,496,625)	$(25,752,178)	$(24,659,288)

	2001	2000	1999
Calculation of net loss per common share:
Loss from continuing operations	$(45,589,443)	$(25,752,178)	$(24,159,288)
Cumulative preferred stock dividends not paid in current year	(27,610)	(1,646,818)	(1,948,557)
Dividends accrued and paid on Class M redeemable preferred stock	(269,027)	—	—
Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial conversion features	15,512,473	—	—
Deemed (non-cash) preferred stock dividend on Series N convertible preferred stock	—	—	(6,978,417)

Loss from continuing operations applicable to common stock	$(30,373,607)	$(27,398,996)	$(33,086,262)

Basic and diluted weighted average shares outstanding	99,184,427	26,669,058	21,413,772

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.31)	$(1.03)	$(1.55)
Loss from discontinued operations	—	—	(0.02)
Extraordinary gain from extinguishment of debt	0.01	—	—

Net loss per common share	$(0.30)	$(1.03)	$(1.57)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the years ended December 31, 2001, 2000 and 1999

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Deferred Compensation
	Shares	Amount	Shares	Amount			Accumulated Deficit
Balance at December 31, 1998	44,051	$440,510	18,762,596	$131,338	$68,632,195	$(1,214,591)	$(84,942,815)
Conversion of Series C, F and N preferred stock into common stock	(14,809)	(148,090)	5,180,396	36,263	111,827
Reclassification of Series F redeemable preferred stock from mezzanine due to conversion to common stock	750	7,500	—	—	7,065,435	—	—
Common stock dividend paid to holders of Series F redeemable preferred stock	—	—	165,220	1,157	350,712	—	(351,868)
Issuance of Series N convertible preferred stock, net of issuance costs of $486,679	20,000	200,000	—	—	19,313,321	—	—
Exercise of stock options and warrants	—	—	42,617	298	4,702	—	—
Warrants issued in connection with certain notes payable	—	—	—	—	2,220,563	—	—
Warrants issued in connection with a standby letter of credit	—	—	—	—	735,720	—	—
Stock options issued for services					300,000	(300,000)
Amortization of deferred compensation on stock options issued for services	—	—	—	—	—	1,015,214	—
Net loss	—	—	—	—	—	—	(24,659,288)

Balance at December 31, 1999	49,992	$499,920	24,150,829	$169,056	$98,734,475	$(499,377)	$(109,953,971)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	49,992	$499,920	24,150,829	$169,056	$98,734,475	$(499,377)	$(109,953,971)
Conversion of preferred stock into common stock	(25,805)	(258,050)	2,158,413	15,109	242,941	—	—
Reclassification of Series F redeemable preferred stock from mezzanine due to conversion to common stock	248	2,480	—	—	2,336,305	—	—
Common stock dividend paid to holders of Series F redeemable preferred stock	—	—	87,477	612	195,721	—	(196,333)
Exercise of stock options, warrants and issuances under stock purchase plan	—	—	1,589,810	11,129	4,330,530	—	—
Stock options issued for services	—	—	—	—	42,605	(42,605)	—
Common stock issued as payment of settlement and interest expense	—	—	149,977	1,051	739,537	—	—
Amortization of deferred compensation on stock options issued for services	—	—	—	—	—	541,982	—
Net loss	—	—	—	—	—	—	(25,752,178)

Balance at December 31, 2000	24,435	$244,350	28,136,506	$196,957	$106,622,114	$—	$(135,902,482)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	24,435	$244,350	28,136,506	$196,957	$106,622,114	$(135,902,482)
Conversion of convertible debt and accrued interest into Class M mezzanine preferred stock and common warrants	—	—	—	—	6,377,673	—
Common stock issued and accumulated deficit acquired as a result of WebToTel acquisition and conversion of notes payable	—	—	17,454,333	122,182	11,822,812	(1,246,835)
Stock issued—employee stock purchase plan	—	—	34,518	241	15,338	—
Repurchase of Class M mezzanine preferred stock	—	—	—	—	—	—
Repurchase of Class N preferred stock	(14,404)	(144,040)	—	—	(14,164,060)	—
Net contribution from repurchase/settlement with stockholders of Class M and N preferred stock	—	—	—	—	(5,000,000)	30,292,319
Contingent beneficial conversion feature on Class N preferred stock	—	—	—	—	9,779,846	(9,779,846)
Issuance of common shares to related party to repurchase warrants outstanding	—	—	5,000,000	35,000	(35,000)	—
Reissuance and conversion of Class M redeemable preferred stock into common stock	—	—	50,442,857	353,100	3,696,900	—
Reissuance and conversion of Class N preferred stock into common stock	—	—	11,523,159	80,662	869,338	—
Beneficial conversion feature on the reissuance of Class M and N preferred stock	—	—	—	—	5,000,000	(5,000,000)
Other conversions of Class N preferred stock into common stock	(13)	(130)	9,143	64	66	—
Warrants issued in connection with notes payable to related party	—	—	—	—	2,170,059	—
Beneficial conversion feature on certain convertible note payable to related party	—	—	—	—	1,092,143	—
Conversion of Class C preferred stock into common stock	(9,249)	(92,490)	3,415,015	23,905	68,585	—
Dividend on Class C preferred stock paid in the form of common stock	—	—	534,016	3,738	626,575	(630,313)
Net loss	—	—	—	—	—	(44,496,625)

Balance at December 31, 2001	769	$7,690	116,549,547	$815,849	$128,942,389	$(166,763,782)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net loss	$(44,496,625)	$(25,752,178)	$(24,659,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,166,790	6,399,318	5,482,639
Impairment of goodwill	8,040,054	—	—
Provision for doubtful accounts	4,066,690	113,168	3,703,076
Amortization of discount and debt issuance costs on notes payable and capital leases	1,518,443	—	3,360,771
Amortization of deferred compensation on stock options issued for services	—	541,982	1,015,214
Common stock issued as payment of settlement and interest expense	—	740,588	—
Write-down of capitalized software costs	—	—	1,847,288
Loss on disposal of assets	—	—	7,494
Extraordinary gain on extinguishment of debt	(1,092,818)	—	—
Gain on sale of subsidiary	(588,943)	—	—
Increase (decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,527,719)	873,382	(3,645,466)
Other assets	(1,126,625)	(429,260)	(163,089)
Accounts payable, accrued liabilities and interest	13,323,546	2,963,346	2,232,086
Unearned revenue	(14,565,584)	16,552,259	—
Discontinued operations—noncash charges and working capital changes	—	(133,250)	437,350

Net cash provided by (used in) operating activities	(29,282,791)	1,869,355	(10,381,925)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(1,963,115)	(6,911,003)	(2,047,948)
Acquisition of WorldxChange assets	(13,681,000)	—	—
Cash received from purchase of WebToTel	233,787	—	—
Proceeds from maturity of certificates of deposit—restricted	—	—	412,649
Investing activities of discontinued operations	—	29,537	50,000

Net cash used in investing activities	(15,410,328)	(6,881,466)	(1,585,299)

	2001	2000	1999
Cash flows from financing activities:
Proceeds from issuance of notes payable to a related party	$43,920,320	$2,600,000	$8,200,000
Payment of notes payable to related party	(2,500,000)	(2,600,000)	(798,772)
Proceeds from revolving credit facility	12,745,632	—	—
Payment of revolving credit facility	(5,749,028)	—	—
Proceeds from advance under strategic marketing agreement	—	1,751,183	—
Payment of advance under strategic marketing agreement	—	(1,751,183)	—
Payment of capital lease obligations	(1,052,387)	(141,728)	(928,335)
Proceeds from issuance of preferred stock, net of offering costs	—	—	7,116,408
Payment of long-term debt	(180,093)	(3,992)	—
Proceeds from exercise of stock options and warrants and issuances under stock purchase plan	15,579	4,341,659	5,000
Financing activities of discontinued operations	—	(24,204)	—

Net cash provided by financing activities	47,200,023	4,171,735	13,594,301

Increase (decrease) in cash and cash equivalents	2,506,904	(840,376)	1,627,077
Cash and cash equivalents at beginning of year	2,155,628	2,996,004	1,368,927

Cash and cash equivalents at end of year:
Continuing operations	4,662,532	2,155,628	2,950,730
Discontinued operations	—	—	45,274

Total cash and cash equivalents at end of year	$4,662,532	$2,155,628	$2,996,004

Supplemental schedule of non-cash investing and financing activities:
Reclassification of Series F redeemable preferred stock from mezzanine	—	$2,338,785	$7,072,935
Warrants issued in connection with notes payable to related party	$2,170,059	—	—
Conversion of notes payable to a related party and associated accrued interest to Class M redeemable preferred stock	10,305,072	—	—
Reclassification of Class M redeemable preferred stock from mezzanine	22,039,892	—	—
Conversion of notes payable to a related party and associated accrued interest to common stock	10,326,938	—	—
Warrants issued in connection with a standby letter of credit	—	—	735,720
Building mortgage incurred	—	840,000	—
Stock options issued for services	—	42,605	300,000
Accrued interest and debt exchanged for Series N preferred stock	—	—	12,718,914
Accrued debt issuance costs	—	—	322,000
Equipment acquired under capital lease obligations and note payable	9,887,835	—	2,177,126
Supplemental cash flow information:
Interest paid—continuing operations	$1,269,605	$244,854	$312,937
Interest paid—discontinued operations	—	43,087	10,011

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business, Principles of Consolidation and Liquidity

        The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (I-Link or the Company). The Company's principal operations are two fold. First, for the past five years the Company has developed and marketed enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The communications solutions are delivered through the Company's proprietary technologies. Enhanced communications products and services are marketed through master agent and wholesale distributor arrangements with I-Link Communications Inc., a wholly owned subsidiary of the Company that is an FCC licensed long-distance carrier. The Company develops and licenses communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet. The second principal operation began on June 4, 2001, when I-Link Incorporated, through its wholly owned subsidiary WorldxChange Corp. (WorldxChange), purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers. Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix. The phone call is then billed directly to the customer. Billings to these customers are primarily done through the customers' local exchange carrier (LEC). Marketing of the dial around product is primarily done through independent marketing agents that receive a commission. WorldxChange's retail base is comprised of residential and commercial customers located throughout the United States.

        On March 1, 2001, I-Link became a majority owned subsidiary of Counsel Communications LLC (subsequently reorganized and renamed Counsel Springwell Communications LLC), which was a majority-owned subsidiary of Counsel Corporation, (collectively, Counsel). On April 17, 2001, I-Link merged with WebToTel, Inc. (WebToTel), a subsidiary of Counsel, and its subsidiary Nexbell Communications Inc. (Nexbell) as more fully described in Note 6. As the entities were under common control as of March 1, 2001, the financial statements for the year ended December 31, 2001 include the financial results of WebToTel and Nexbell as if I-Link's merger with these two entities had occurred on March 1, 2001. The acquisition has been accounted for similar to a pooling-of-interests using Counsel's book values of the WebToTel assets and liabilities. Nexbell was sold by the Company in December 2001 (see Note 6).

        All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company incurred a net loss from continuing operations of $45,589,443 for the year ended December 31, 2001, and as of December 31, 2001 had an accumulated deficit of $166,763,782 and negative working capital of $29,251,249. The Company anticipates that revenues generated from its continuing operations will not be sufficient during 2002 to fund ongoing operations, the continued expansion of its private telecommunications network facilities, product development and anticipated growth in subscriber base.

        In late 2001, the Company determined it was not cost justifiable to maintain a significant part of I-Link's fixed network, specifically, the leased lines for call origination and termination from the backbone network. Instead of using these leased lines for origination and termination, it was determined that, given current revenue levels, it would be more economical to originate and terminate traffic on WorldxChange's network, which I-Link began to do in late 2001. The Company anticipates the transition will be completed in April 2002, and that this transition will result in monthly net savings. In addition to the anticipated cost savings, Counsel Corporation and its subsidiary Counsel Springwell Communications LLC have committed to fund, through long-term inter-company advances or equity contribution, all capital investment, working capital or other operational cash requirements of I-Link through April 15, 2003.

Note 2—Summary of Significant Accounting Policies

Cash and cash equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with financial institutions in Utah, California, and Arizona. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

Allowance for Doubtful Accounts

        The Company evaluates the collectability of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts and economic factors or events expected to affect the Company's future collections experience.

Furniture, fixtures, equipment and software

        Furniture, fixtures, equipment and software are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Interest in network cables	17 years
Telecommunications network equipment	2-6 years
Furniture, fixtures and office equipment	3-6 years
Software	1-3 years

        Betterments and renewals that extend the life of the assets are capitalized. Other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operations. The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its furniture, fixtures, equipment and software may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if an impairment exists. If the expected future net cash flows are less than the carrying value, impairment is recognized based on the fair value of the asset. During 1999, the Company wrote off $1,847,288 in unrecoverable capitalized software costs. There were no such write-offs in 2001 or 2000.

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

Excess acquisition cost over fair value of net assets acquired	5-10 years
Acquired technology	5 years
Other intangible assets	3-15 years

        As discussed in Note 7, the Company recorded an $8,040,054 impairment charge, representing the remaining balance of the goodwill associated with the WebToTel acquisition.

Revenue recognition

        Long-distance and enhanced service revenue is recognized as service is provided to subscribers.

        Marketing services revenues from the network marketing channel primarily included revenues recognized from Independent Representatives (IRs) for promotional and presentation materials and national conference registration fees. Revenue from the sale of promotional and presentation materials (included in Marketing services revenue) was recognized at the time the materials were shipped. The portion of the sign-up fee, including a normal profit margin, relating to on-going administrative support was deferred and recognized over twelve months (the initial term of the IR agreement). Marketing services revenues are presented net of estimated refunds on returns of network marketing materials.

        During the second quarter of 2000, the Company entered into an agreement with Red Cube International AG (Red Cube). The agreement with Red Cube consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services. This $10,000,000 aggregate amount is nonrefundable and is being recorded as revenue ratably over a two-year period. Accordingly, $5,000,000 and $3,333,333 were recorded as technology licensing revenue in 2001 and 2000, respectively. The balance of $1,666,667 has been recorded as unearned revenue as of December 31, 2001. In July 2000, the Company received an additional nonrefundable payment of $10,000,000. This payment was a service prepayment that was to be credited against services performed for and/or provided to Red Cube by June 30, 2001. As of June 30, 2001, there remained $9,543,000 which had not been used by Red Cube and as the Company had no further obligation under the prepayment arrangement, the $9,543,000 was recognized as revenue as of June 30, 2001.

        Revenue from the sale of software licenses is recognized when the product is shipped, a non-cancelable agreement is in force, the license fee is fixed or determinable, acceptance has occurred and collectability is reasonably assured. Maintenance and support revenues are recognized ratably over the term of the related agreements. When a license of I-Link technology requires continued support or involvement of I-Link, contract revenues are spread over the period of the required support or involvement. In the event that collectability is in question, revenue (deferred or recognized) is recorded only to the extent of cash receipts. Revenues on long-term development projects are recognized under the percentage of completion method of accounting and are based upon costs incurred on the project, compared to estimated total costs related to the contract.

Advertising costs

        Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Total advertising and promotion expenses in 2001 were $7,266,000, which related to promotional expenses of WorldxChange for the seven-month period that WorldxChange was a subsidiary of I-Link. Included in prepaid expenses and other assets was $516,000 as of December 31, 2001, relating to prepaid advertising and promotion expenses.

Computer software costs

        The Company capitalizes qualified costs associated with developing computer software for internal use. Such costs are amortized over the expected useful life, usually three years.

Concentrations of Credit Risk

        The Company's retail telecommunications subscribers are primarily residential subscribers and are not concentrated in any specific geographic region of the United States. The Company's wholesale customers are primarily based in Utah. The only customer that accounted for over 10% of the revenues for the year 2001 was Red Cube, which accounted for approximately 18% of revenues.

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

Segment reporting

        The Company reports its segment information based upon the internal organization that is used by management for making operating decisions and assessing performance.

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

Reclassifications

        Certain balances in the December 31, 2000 financial statements have been reclassified to conform to current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders' equity.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements.

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company believes that the adoption of SFAS 143 will not have a significant impact on its financial statements.

        In August 2001, the FASB issued the SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial statements.

Note 3—Net Loss per Share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for 2001, 2000 and 1999, basic and diluted loss per share are the same.

        The basic and diluted net loss per common share for the year ending December 31, 2001 includes a net increase to retained earnings of $30,292,319 attributable to the redemption on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor, including redemption of the beneficial conversion feature related to such preferred stock. In addition, there was a charge to retained earnings in 2001 of $9,779,846 representing a contingent beneficial conversion feature on the Class N preferred stock resulting from the reset of the conversion price. The basic and diluted net loss per common share in 2001 also reflects a $5,000,000 charge to retained earnings for the beneficial conversion feature related to the reissuance on March 1, 2001 of the Class M and Class N preferred stock to Counsel. The net effect of these transactions was a benefit included in the net loss per common share of $15,512,473 for the year ended December 31, 2001.

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

        During 2000 and 1999, holders of the Series F redeemable preferred stock converted 248 and 750 of those preferred shares, respectively. Accordingly, they were paid stock dividends of 87,477 and 165,220 shares, respectively, of common stock on the converted shares.

        As the conversion price of the Series N preferred stock at issuance was less than the market price of the Company's common stock, the Company recognized a deemed preferred stock dividend of $6,978,417 at issuance in 1999 which increased the loss attributable to common shareholders in the calculation of basic and diluted net loss per common share. The deemed preferred stock dividend was calculated as the difference between the conversion price per common share per the Series N agreement and the market price of the common stock on the date the proceeds from the offering were received and/or the debt was exchanged. The deemed dividends are implied only and do not represent future obligations to pay a dividend.

        Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of December 31:

	2001	2000	1999
Assumed conversion of Series C preferred stock	—	374,959	808,248
Assumed conversion of Series F redeemable preferred stock	—	—	1,105,169
Assumed conversion of Series M convertible preferred stock	—	8,175,676	5,951,795
Assumed conversion of Series N preferred stock	615,200	10,260,810	7,270,463
Assumed conversion of convertible debt	22,852,506	7,539,830	4,931,226
Assumed exercise of warrants issued on conversion
of convertible debt	—	5,000,000	5,000,000
Assumed exercise of options and warrants to purchase shares of common stock	28,033,464	45,354,992	41,945,091

	51,501,170	76,706,267	67,011,992

Note 4—Discontinued Operations

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

        Revenues of the discontinued operations were $0 in 2001 and 2000 and $337,268 in 1999.

Note 5—Furniture, Fixtures, Equipment and Software

        Furniture, fixtures, equipment and software consisted of the following at December 31:

	2001	2000
Telecommunications network equipment	$27,040,503	$13,209,784
Furniture, fixtures and office equipment	5,680,912	3,896,733
Building	1,200,000	1,200,000
Software and information systems	1,848,201	1,259,343

	35,769,616	19,565,860
Less accumulated depreciation and amortization	(14,745,920)	(8,582,587)

	$21,023,696	$10,983,273

        Included in telecommunications network equipment are $10,137,861 and $3,899,474 in assets acquired under capital leases at December 31, 2001 and 2000, respectively. Accumulated amortization on these leased assets was $1,674,967 and $2,931,420 at December 31, 2001 and 2000, respectively.

Note 6—Acquisition of Subsidiaries

Acquisition of WebToTel

        On April 17, 2001, I-Link completed its merger with WebToTel and its subsidiary Nexbell, for 17,454,333 shares of I-Link common stock issued to Counsel, the owner of WebToTel. WebToTel was an entity established to acquire telecommunication companies. Nexbell is a wholesale network telecommunications provider which operates a private, managed IP telephony network that delivers packet voice services to over 400 key metropolitan areas in the United States. Nexbell's first product offering, Multi-Exchange Transport Service (METS), provides customers with VoIP based local access origination and termination services through 32 (subsequently consolidated to 13) domestic points of presence. The merger of I-Link and WebToTel has been accounted for similar to a pooling-of-interests using Counsel's book values of the WebToTel assets and liabilities, effective March 1, 2001, the earliest dated that all three entities were under common control of Counsel.

        In December 2001 and subsequent to the time the Company recorded the impairment of goodwill charge (see note 7) related to Nexbell, the Company sold Nexbell to an unrelated party. The sale was a sale of Nexbell's common stock and accordingly the assets and liabilities of Nexbell were assumed by the purchaser with no further financial obligation to I-Link. At the time of the sale, the liabilities exceeded the assets of Nexbell and accordingly a gain on sale of subsidiary in the amount of $588,943 (the amount by which the liabilities of Nexbell exceeded the assets) was recorded.

Purchase of Certain WorldxChange Communications, Inc. Assets and Liabilities

        On June 4, 2001, I-Link Incorporated, through its wholly-owned subsidiary WorldxChange, purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. (Debtor) from a bankruptcy proceeding. The purchased assets included all of the assets employed in the Debtor's operations in the United States and consisted of the Debtor's equipment, inventory, retail long distance business, accounts receivable, licenses, permits, authorizations, software programs and related technology. On June 4, 2001, the Debtor transferred the purchased assets to WorldxChange in exchange for $13,000,000.

        To fund the acquisition of the assets and provide working capital, Counsel agreed to provide a collateralized loan to I-Link in the aggregate amount of $15,000,000 (of which $13,000,000 was used for the purchase) as more fully described in Note 8.

        The fair values of assets acquired and liabilities assumed as of June 4, 2001 are as follows:

Accounts receivable and other current assets	$12,386,687
Furniture, fixtures, and equipment	4,580,285
Accounts payable and accrued liabilities	(2,061,753)
Obligations under capital leases	(1,224,219)

Net cash paid	$13,681,000

        Also, in connection with the acquisition, WorldxChange agreed to pay $727,000 to a supplier for services rendered prior to the acquisition to continue services with that vendor. The Company also incurred $681,000 of transaction costs related to the purchase.

        Unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 as if the acquisitions had been completed as of the beginning of each period presented are shown below. The pro forma results include the historical result of operations of I-Link, WebToTel and Nexbell for the twelve months ended December 31, 2001 and 2000. The pro forma results include the historical result of operations of WorldxChange for the twelve months ended September 30, 2001 and 2000. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the operations, and are not necessarily indicative of the results which would have occurred if the business combinations had occurred on the dates indicated, or which may result in the future.

	For the Year Ended
	December 31, 2001	December 31, 2000
Revenues	$117,059,000	$136,492,000
Net Loss before extraordinary gain	$(88,665,000)	$(110,466,000)
Net Loss	$(87,572,000)	$(110,466,000)
Loss Per Share	$(.71)	$(2.60)

Note 7—Intangible Assets

Amortization of Intangibles from WebToTel Acquisition

        I-Link's wholly owned subsidiary WebToTel acquired Nexbell on February 22, 2001 and accounted for that acquisition using the purchase method of accounting. As part of that acquisition, WebToTel recorded $9,136,427 of goodwill. This goodwill was being amortized over a five-year period.

        The Company continuously reviews the products it offers and their contribution to the Company and its overall strategy. These reviews resulted in a determination that it was not economically justified to continue to maintain a portion of the Company's network related to leased lines for local access origination and Nexbell's METS product. In the fourth quarter of 2001, the Company approved a plan to discontinue offering the METS product. With this determination, the Company performed an impairment analysis of the goodwill recorded in connection with the acquisition of WebToTel and its subsidiary Nexbell. The analysis was performed in response to projected losses on the METS product acquired in the WebToTel acquisition. As a result of this review, an $8,040,054 impairment charge, representing the remaining balance of the goodwill, was recorded in September 2001.

Other Intangible Assets

        Intangible assets consisted of the following at December 31:

	2001	2000
Acquired technology	$8,875,000	$10,325,000
Excess acquisition cost over fair value of net assets acquired	1,405,410	2,197,138
Other intangible assets	540,000	1,228,200

	10,820,410	13,750,338
Less accumulated amortization	(9,489,571)	(9,811,112)

	$1,330,839	$3,939,226

Note 8—Debt

        Debt, the carrying value of which approximates market, consists of the following at December 31:

	2001	2000
Note payable to a service provider, interest at 7.0%, due on demand	$746,625	$746,625
Note payable to Winter Harbor, payable April 15, 2001, interest at prime plus four percent (13.50% at December 31, 2000) (converted to common stock in March 2001)	—	7,768,000
Building mortgage payable to a bank, interest at 9.84%, payable in monthly installments of $10,028	797,329	836,008
Note payable to a network service provider, interest at 10% payable in monthly installments of $22,500	612,454	—
Revolving Credit Facility, interest at prime plus 1.75% (6.5% at December 31, 2001) balance is paid daily based on collections on accounts receivable of WorldxChange	6,996,603	—
Note payable, Winter Harbor	1,999,215	—
Note payable, Counsel Corporation, interest at 9%, due March 1, 2004	11,527,512	—
Note payable, Counsel Corporation, interest at 10%, due June 6, 2002	17,540,140	—
Note payable, Counsel Corporation, interest at 10%, due December 2004	11,561,023	—

	51,780,901	9,350,633
Less current portion	(27,545,002)	(8,553,971)

Long-term debt, less current portion	$24,235,899	$796,662

        Maturities of long-term obligations during each of the years 2003 through 2006 are $290,000, $25,353,000, $59,000 and $65,000 respectively.

        In December 2001, WorldxChange entered into a three-year loan and security agreement with a financial institution, which consists of an accounts receivable based revolving credit facility. The facility allows WorldxChange to borrow up to a maximum of $20 million subject to certain restrictions and borrowing base limitations. The maximum available borrowing base is determined as a specific percentage of eligible accounts receivable. The balance outstanding is reduced by the application of payments received on collection of accounts receivable. The facility had an outstanding balance of $6,996,603 at December 31, 2001. Outstanding balances under the loan bear interest at the prime rate plus 1.75% (6.5% at December 31, 2001) and are collateralized by substantially all the assets of the WorldxChange. At December 31, 2001, $4,043,000 remains available under the revolving credit facility based on borrowing base limitations. Additionally, the loan contains certain financial covenants related to WorldxChange for fiscal 2002 and 2003. In conjunction with executing the credit facility, an Intercreditor Agreement was entered into between WorldxChange and Counsel where the promissory note between WorldxChange and Counsel was made subordinate to the credit facility. Further, the cumulative principal repayments of the promissory note are not to exceed $11,500,000 during the term of the facility.

        As of September 30, 2001, I-Link was in default on an equipment lease. This lease was secured by a letter of credit issued by an affiliate of Winter Harbor LLC, a former majority shareholder of I-Link. On October 11, 2001, the leasing company drew against the letter of credit in the amount of $1,999,215. As of December 31, 2001, I-Link carries the liability related to this draw on the letter of credit in its consolidated financial statements. On October 26, 2001, I-Link received a demand for payment from Winter Harbor LLC for the amount of the draw on the letter of credit and interest (at prime plus 9%) since October 11, 2001. The Company is evaluating Winter Harbor's demand in light of the various agreements entered into between the Company, Counsel Communications LLC and Winter Harbor. While the Company believes that it will not be required to pay cash to Winter Harbor of the amount claimed, there can be no assurance as to the ultimate outcome of this matter.

        The Company borrowed $12,000,000 under a loan agreement with Counsel Communications during 2001. Interest on the note (9% per annum) is automatically added to principal at the end of each calendar quarter. The note is due March 1, 2004. The note is convertible into I-Link's common stock at a conversion rate of $.56 per share. At any time the Company made a draw on the loan agreement and the market price of the Company's common stock was higher than the conversion rate, a debt discount was recorded equal to this beneficial conversion feature. A debt discount of $1,092,143 was recorded on the borrowings of $12,000,000. This discount is being accreted to interest expense over the term (three years) of the loan agreement.

        On June 6, 2001, I-Link and Counsel entered into a Loan and Security Agreement (Loan Agreement). Any monies advanced to I-Link between June 6, 2001 and April 15, 2002, (in the amount not to exceed $10,000,000) will be governed by the Loan Agreement. In connection with the Loan Agreement, I-Link executed a note payable to Counsel, due June 6, 2002. The loan is secured by all of the assets of I-Link. Outstanding balances (including any accrued and unpaid interest) under the loan bear interest at 10% per annum which interest is payable quarterly in arrears following the last business day of each quarter. However, Counsel may (and has elected to do so through December 31, 2001) at its sole election allow interest to accrue and become payable at the end of the term. The full amount of the agreement ($10,000,000) was advanced to I-Link during 2001. During 2001 and as of December 31, 2001, Counsel had also advanced $7,070,320 to I-Link for which the conditions and terms of repayment are anticipated (as there are no written agreements) to be similar to the $10,000,000 agreement dated June 6, 2001.

        On June 4, 2001, WorldxChange entered into a $15,000,000 loan and security agreement and promissory note with Counsel (as the lender) and I-Link Incorporated (as the guarantor). The loan is collateralized by all assets of WorldxChange. The loan is also guaranteed by I-Link and collateralized by the assets of I-Link. Outstanding balances under the loan bear interest at 10% per annum. The loan will mature in December 2004. The proceeds of the loan were used to purchase and operate certain of the business assets purchased under the court-supervised sale in the bankruptcy proceeding of World Access, Inc. The proceeds were also utilized to pay fees and expenses related to such asset acquisition and operation and pay certain assumed liabilities related to the transaction. In December 2001, the WorldxChange repaid $2,500,000 of the principal amount outstanding under the promissory note and as of December 31, 2001, the outstanding balance was $12,465,000, of which $9,000,000 is permitted to be repaid under certain conditions, during the three-year term of the credit facility.

        In connection with the $15,000,000 loan, I-Link issued to Counsel a warrant to purchase 15,000,000 shares of common stock of I-Link at an exercise price of $0.60 per share. The warrants were exercisable in three tranches as follows: 5,000,000 on the date of the agreement, 5,000,000 on September 4, 2001 and 5,000,000 on December 4, 2001. The warrants expire on June 4, 2003. The Company has recorded $2,170,059 as a discount against the $15,000,000 loan from Counsel representing the relative fair value attributed to the warrant. The value of the warrants was calculated using the Black Scholes Model and is being amortized over the original one-year term of the loan. As of December 31, 2001, the unamortized debt discount was $904,000.

        During 1998, the Company obtained an aggregate of $7,768,000 in interim debt financing from Winter Harbor, L.L.C. As consideration for Winter Harbor's commitment to make the loan, the Company agreed to issue 6,740,000 warrants to purchase common stock of the Company at exercise prices ranging from $5.50 to $7.22 (subsequently reset to $1.25 in January 2001) based upon 110% of the closing price of the common stock on the day loan funds were advanced. The warrants had exercise periods of 7.5 years from the date of issuance. The Company also agreed to extend the exercise period on all warrants previously issued to Winter Harbor (10,800,000) to 7.5 years. Pursuant to the terms of the loan agreement with Winter Harbor, the initial borrowings of $5,768,000 were payable upon demand by Winter Harbor no earlier than May 15, 1998, and were collateralized by essentially all of the assets of the Company's subsidiaries. As the loan was not repaid by May 15, 1998, the total loan, including additional borrowings of $2,000,000 obtained in the second quarter, continued on a demand basis with interest accruing at prime plus 4%. On April 15, 1999, Winter Harbor agreed that it would not demand payment under the notes prior to April 15, 2000 and in April 2000 agreed to extend the due date of the principal and accrued interest to April 15, 2001. On March 1, 2001, Winter Harbor converted the note ($7,768,000) and accrued interest ($2,537,072 at February 28, 2001) into 4,122 shares of Series M convertible preferred stock. Accrued and unpaid interest of $2,376,498 on the $7,768,000 Winter Harbor debt was included in short-term liabilities as of December 31, 2000.

Note 9—Commitments under Long-term Leases

        Agreements classified as operating leases have terms ranging from one to six years. The Company's rental expense for operating leases was approximately $13,547,000, $6,946,000, and $3,270,000 for 2001, 2000 and 1999, respectively.

        Future minimum rental payments required under non-cancelable capital and operating leases with initial or remaining terms in excess of one year consist of the following at December 31, 2001:

	Capital Leases	Operating Leases
Year ending December 31:
2002	$3,869,000	$2,466,000
2003	3,036,000	1,744,000
2004	2,984,000	725,000
2005	1,470,000	444,000
2006	—	831,000

Total minimum payments	11,359,000	$6,210,000

Less amount representing interest	(1,339,000)

Present value of net minimum lease payments	10,020,000
Less current portion	(3,034,000)

Long-term obligations under capital leases	$6,986,000

        I-Link's subsidiaries have various agreements with national carriers to lease local access spans and to purchase carrier services. The agreements include minimum usage commitments with termination penalties up to 100% of the remaining commitment. Minimum usage commitments are as follows:

Year ending December 31
2002	$4,800,000
2003	3,100,000
2004	800,000

Note 10—Extraordinary Gain on Extinguishment of Debt

        During the third quarter of 2001, Nexbell was in default on two leases and at the time of settlement, Nexbell was liable for $1,272,818. The debt was settled during the fourth quarter of 2001 for a one-time payment of $180,000 and accordingly the Company recorded an extraordinary gain in the amount of $1,092,818.

Note 11—Income Taxes

        The Company recognized no income tax benefit from its losses in 2001, 2000 and 1999.

        The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2001	2000	1999
Expected federal statutory tax benefit	$(15,128,853)	$(8,755,741)	$(8,384,158)
Increase (reduction) in taxes resulting from:
State income taxes	(1,094,465)	(774,427)	(553,452)
Foreign loss not subject to domestic tax	233,999	1,584,313	353,083
Non-deductible interest on certain notes	516,271	—	2,473,160
Exercise of stock options issued for services	—	(1,277,402)	(60,428)
Non-deductible goodwill	3,096,030	—	—
Change in valuation allowance	14,107,017	10,090,027	5,719,844
Other	(1,729,999)	(866,770)	451,951

	$—	$—	$—

        At December 31, 2001, the Company had net operating loss carryforwards for both federal and state income tax purposes of approximately $117,000,000. The Company's utilization of approximately $90,000,000 of the net operating loss carryforward against future taxable income will be subject to an annual limitation of approximately $1,300,000 per year because of the change in ownership in 2001, as required by Internal Revenue Code Section 382.

        The components of the deferred tax asset and liability as of December 31, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Tax net operating loss carryforwards	$43,469,476	$27,319,350
Acquired in-process research and development and intangible assets	3,503,450	2,943,381
Amortization of deferred compensation on stock options	1,933,060	—
Reserve for loss on disposal of discontinued operations	304,173	—
Reserve for accounts receivable and inventory valuation	694,895	164,703
Accrued officers wages	101,545	—
Accrued vacation	145,511	126,820
Unearned revenue	741,030	6,183,318
Other	20,229	136,993
Valuation allowance	(50,905,160)	(36,798,144)

Total deferred tax asset	8,209	76,421

Deferred tax liability:
Excess tax depreciation and amortization	(8,209)	(76,421)

Total deferred tax liability	(8,209)	(76,421)

Net deferred tax asset	$—	$—

        The valuation allowance at December 31, 2001 and 2000 has been provided to reduce the total deferred tax assets to the amount which is considered more likely than not to be realized, primarily because the Company has not generated taxable income from its business communications services. The change in the valuation allowance is due primarily to the increase in net operating loss carryforwards. It is at least reasonably possible that a change in the valuation allowance may occur in the near term.

Note 12—Transactions with Significant Owners

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

        On March 1, 2001 the Company entered into a Warrant Exchange Agreement with Winter Harbor. Pursuant to the terms and provisions of this Agreement, Winter Harbor agreed to assign, transfer, convey and deliver to I-Link, warrants to acquire 33,540,000 (including the 5,000,000 warrants issued upon conversion of the convertible debt discussed above) shares of common stock of I-Link beneficially owned by Winter Harbor in exchange for the issuance of 5,000,000 shares of I-Link's common stock to Winter Harbor. The repurchase of the common warrants was accounted for similar to the repurchase of treasury stock.

Transactions with Counsel:

        On March 1, 2001, I-Link entered into a Senior Convertible Loan and Security Agreement, (the Loan Agreement) with Counsel Communications, LLC, and a wholly owned subsidiary of Counsel Corporation, (collectively, Counsel). Pursuant to the terms and provisions of the Loan Agreement, Counsel agreed to make periodic loans to I-Link in the aggregate principal amount not to exceed $10,000,000. Draw downs against the $10,000,000 Loan Agreement are structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. On May 8, 2001 the aggregate principal amount under the facility was increased to $12,000,000. Counsel can convert the loan into shares of common stock of I-Link at a conversion price of $0.56 per common share. At any time after September 1, 2002, the outstanding debt including accrued interest shall automatically convert into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $1.00 per share. The conversion price is subject to adjustment in accordance with the terms and provisions of the Loan Agreement. The Loan Agreement provides for traditional anti-dilution protection and is subject to certain events of default. Total proceeds available to the Company were $12,000,000, less debt issuance costs of $600,000, which are being amortized over three years.

        By executing the above Loan Agreement, I-Link granted Counsel a first priority security interest in all of I-Link's assets owned at the time of the execution of the Loan Agreement or subsequently acquired, including but not limited to I-Link's accounts receivable, general intangibles, inventory, equipment, books and records, and negotiable instruments held by the Company (collectively, the Collateral). The Loan Agreement also included demand registration rights for common stock issuable upon conversion of the Loan Agreement.

        In addition to the foregoing agreements, I-Link and Counsel executed a Securities Support Agreement, dated March 1, 2001 (the Support Agreement) for the purpose of providing certain representations and commitments by I-Link to Counsel. In accordance with the terms and provisions of a separate agreement (the Securities Purchase Agreement) with Winter Harbor and First Media L.P., a limited partnership and the parent company of Winter Harbor (collectively the Winter Harbor Parties), Counsel agreed to purchase from the Winter Harbor Parties all of their equity securities in I-Link, including shares of Class M and Class N preferred stock of I-Link, beneficially owned by the Winter Harbor Parties for an aggregate consideration of $5,000,000 cash.

        I-Link's commitments to Counsel set forth in the Support Agreement included I-Link's agreement to appoint two designees of Counsel (which was done in May 2001) to the Company's Board of Directors. The Company also agreed that immediately following the initial funding of the Loan agreement, I-Link would solicit the proxies of I-Link's shareholders to elect three additional nominees designated by Counsel, thus, increasing the size of the Company's Board of Directors to nine members.

        Under the Support Agreement, I-Link also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications Inc. (a subsidiary of Counsel) into I-Link. The merger was completed on April 17, 2001 (See note 6).

        On March 7, 2001, as part of the agreements discussed above, Counsel converted all of the Class M and N convertible preferred stock it obtained from Winter Harbor for $5,000,000 into 61,966,016 shares of I-Link's common stock. The Class N shares were converted at $1.25 per common share and Class M at $.56 per common share, in accordance with their respective conversion rights.

        On June 6, 2001, I-Link and Counsel entered into a Loan and Security Agreement (Loan Agreement). Any monies advanced to I-Link between June 6, 2001 and April 15, 2002, (in the amount not to exceed $10,000,000) will be governed by the Loan Agreement. In connection with the Loan Agreement, I-Link executed a note payable to Counsel, due June 6, 2002. The loan is secured by all of the assets of I-Link. As of December 31, 2001, advances under this loan agreement totaled $10,000,000. (See Note 8)

        During 2001 and as of December 31, 2001, Counsel had also advanced $7,070,320 to I-Link for which the conditions and terms of repayment are anticipated (as there are no written agreements) to be similar to the $10,000,000 agreement dated June 6, 2001 (discussed above).

        To fund the acquisition of the assets purchased and liabilities assumed by WorldxChange, Counsel provided a loan to WorldxChange in the aggregate amount of $15,000,000. The loan is subordinated to the revolving credit facility described above and is collateralized against all assets of WorldxChange. (See Note 8)

        As a result of Counsel's purchase of Winter Harbor's security holdings in I-Link, Counsel became the single largest shareholder of the Company. In addition to the above transactions, Counsel Corporation and its subsidiary Counsel LLC committed to fund, through long-term intercompany advances or equity contribution, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2003.

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

Note 13—Legal Proceedings

        On January 18, 2001, I-Link filed action against Red Cube, International AG and Red Cube, Inc. (Red Cube) in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link's employees, vendors and customers. Red Cube subsequently filed a motion to dismiss the action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link. The court found that I-Link's claims were "related to" the Cooperation and Framework Agreement and granted Red Cube's motion to dismiss for lack of subject matter jurisdiction. The dismissal resulted in this issue being submitted for AAA arbitration pursuant to the Cooperation and Framework Agreement.

        On January 24, 2001, Red Cube delivered a written demand for arbitration and commenced an arbitration proceeding in New York alleging that I-Link breached the Cooperation and Framework Agreement by (i) threatening a shut-down of I-Link's IP telecommunications network, (ii) the resignation of certain employees, and (iii) I-Link's alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network. I-Link denied these allegations. I-Link filed a counterclaim against Red Cube and filed a third-party claim against Red Cube, seeking (compensatory and/or punitive) damages for Red Cube's default under a subsequent agreement to provide approximately $60,000,000 in equity funding to I-Link, and engaging in a scheme to drive I-Link out of business and obtain control of I-Link's proprietary technology, telecommunications network, key employees and customers. An evidentiary arbitration hearing is currently scheduled to begin in July 2002.

        On March 10, 2000, the Company and JNC Opportunity Fund, Ltd. (JNC) entered into a settlement and release agreement relating to certain litigation concerning shares of Series F Preferred stock held by JNC. The shares of Series F Preferred stock held by JNC were convertible into 1,104,972 shares of common stock under the original agreement with JNC. On March 10, 2000, the Company issued 531,968 shares of common stock to JNC pursuant to the settlement agreement in cancellation of the Series F shares held by JNC. The balance of the shares required to be issued pursuant to the settlement agreement required approval at a special meeting of the shareholders held on May 23, 2000, at which time approval of the shareholders was received. Due to the delay in issuance of the shares required to be issued pursuant to the settlement agreement until shareholder approval was received and the related common shares were registered, the Company issued 20,458 "Additional Shares" of common stock in accordance with the agreement.

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

Note 14—Stockholders' Equity

Series N preferred stock

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

        The Series N preferred stock votes with the common stock on an as converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as converted basis equal to common stock dividends.

        During 2001, 2000 and 1999, holders of the Series N preferred stock converted 14,417 (including the shares issued to Winter Harbor—see Note 11), 1,129 and 3,685 of those shares into 11,532,343, 467,169 and 1,413,369 shares of common stock, respectively, at conversion prices ranging between $2.78 and $1.25. As of December 31, 2001 there were 769 shares of Series N preferred stock outstanding.

        At December 31, 2001, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Series C preferred stock

        The Company's Articles of Incorporation provide for up to 240,000 shares of preferred stock as Series C Convertible Cumulative preferred stock (the Series C preferred stock). The Series C preferred stock has a par value of $10 per share and holders are entitled to receive cumulative preferential dividends equal to 8% per annum of the liquidation preference per share of $60. Unless previously redeemed, the Series C preferred stock was initially convertible into 24 shares of the Company's common stock (Conversion Shares) at the option of the holder (subject to certain anti-dilution adjustments). The Series C stock exchange price did allow for downward resets based upon certain conditions subject to a floor of $1.25. On September 6, 2001, all outstanding shares of the Company's Class C preferred stock automatically converted into shares of common stock according to the terms of the designation of the Class C preferred stock. Accordingly, 9,249 shares of Class C preferred stock were converted into 3,415,015 shares of common stock. In addition to the conversion of the preferred stock, the Company was obligated to pay dividends declared but unpaid and other dividends not paid on the preferred stock through the conversion date. Accordingly, dividends in the amount of $630,313 were paid through the issuance of 534,016 shares of common stock.

        During the years ending December 31, 2000 and 1999, 24,428, and 10,374 shares, respectively, of Series C preferred stock were converted into common shares. At December 31, 2001, there were no Series C preferred shares outstanding.

Series M preferred stock

        On October 10, 1997, the Company closed an agreement with Winter Harbor pursuant to which Winter Harbor invested $12,100,000 in a new series of the Company's convertible preferred stock (the Series M convertible preferred stock). Winter Harbor purchased approximately 2,545 shares of Series M convertible preferred stock, originally convertible into approximately 2,545,000 shares of common stock, for an aggregate cash consideration of approximately $7,000,000 (equivalent to $2.75 per share of common stock). The agreement with Winter Harbor also provided for the purchase of approximately 1,855 additional shares of Series M convertible preferred stock, originally convertible into approximately 1,855,000 shares of common stock. Such additional shares of Series M convertible preferred stock were paid for by Winter Harbor exchanging $5,000,000 in outstanding notes payable and accrued interest of approximately $100,000.

        The Series M convertible preferred stock was entitled to receive cumulative dividends in the amount of 10% per annum before any other Series of preferred (other than Series F) or common stock receives any dividends. Thereafter, the Series M convertible preferred stock was to participate with the common stock in the issuance of any dividends on a per share basis. The Series M convertible preferred stock had the right to veto the payment of dividends on any other class of stock.

        The basis for conversion shall be adjusted upon the occurrence of certain events, including without limitation, issuance of stock dividends, recapitalization of the Company or the issuance of stock by the Company at less than the fair market value thereof. Because certain redemption provisions were not entirely within the control of the Company, the Series M convertible preferred stock was presented as a separate line item above stockholders' deficit as of December 31, 2000.

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

        During 2001, all 8,522 shares of Series M preferred stock outstanding were converted into 41,849,107 shares of common stock (at a equivalent common share price of $0.56 in accordance with its conversion features). In addition, the Company was obligated to pay a dividend in the amount of $4,812,214 on the Series M preferred stock being converted, which dividend was paid by issuance of 8,593,239 shares of common stock. At December 31, 2001, there were no Series M preferred shares outstanding.

Series F preferred stock

        On July 9, 1998 the Company obtained a $10,000,000 equity investment, net of $530,000 in closing costs, from JNC Opportunity Fund Ltd. (JNC). Under the original terms of the equity investment, JNC purchased 1,000 shares of the Company's newly created 5% Series E convertible preferred stock, which were convertible into the Company's common stock. In addition, JNC obtained a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $5.873 (equal to 120% of the market price of the Company's publicly traded common shares as of the date of closing).

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

        During 2000 and 1999 JNC converted 248 and 750 shares of Series F redeemable preferred stock into 1,104,972 and 3,518,051 shares of common stock, respectively. In addition, during 2000 and 1999, JNC was paid a stock dividend of 87,477 and 165,220 shares of common stock, respectively, on the converted shares. As of December 31, 2001 and 2000, all of the Series F redeemable preferred stock had been converted.

Common Stock

        In September 2001, at the annual meeting of shareholders, the shareholders approved an amendment to the Articles of Incorporation increasing the authorized common stock from 150,000,000 shares to 300,000,000 shares.

Note 15—Stock-based Compensation Plans

        At December 31, 2001, the Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed option plans.

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

	2001	2000	1999
Net loss as reported	$(44,496,625)	$(25,752,178)	$(24,659,288)

Net loss pro-forma	$(47,429,694)	$(33,262,209)	$(33,442,845)

Basic and diluted loss per share as reported	$(0.29)	$(1.03)	$(1.57)

Basic and diluted loss per share pro-forma	$(0.32)	$(1.25)	$(1.98)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 120%, 102% and 97% in 2001, 2000 and 1999, respectively, risk free rates ranging from 3.17% to 6.62%, 4.67% to 6.83% and 4.35% to 6.08% in 2001, 2000 and 1999, respectively, expected lives of 3 years for each year, and dividend yield of zero for each year.

	2001		2000		1999
	Options and Warrants	Weighted Average Exercise Price	Options and Warrants	Weighted Average Exercise Price	Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	45,354,992	$2.57	41,945,091	$2.67	30,265,670	$4.54
Granted	20,509,559	0.76	5,508,339	4.13	12,138,246	2.18
Exercised	—	—	(1,612,231)	3.10	(74,280)	2.03
Expired	(1,643,177)	3.43	(180,144)	3.56	(301,462)	3.59
Forfeited	(36,187,910)	1.42	(306,063)	3.40	(83,083)	4.13

Outstanding at end of year	28,033,464	$2.27	45,354,992	$2.57	41,945,091	$2.67

Options and warrants exercisable at year end	27,090,203		38,662,539		37,074,871

Weighted-average fair value of options and warrants granted during the year		$0.57		$2.25		$2.61

        The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2001.

Exercise price	Options and Warrants Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$0.27 to $1.00	15,381,724	1.61	$0.60	15,177,224	$0.60
$1.13 to $3.00	3,010,195	8.82	2.60	2,810,528	2.59
$3.06 to $4.94	6,374,308	5.37	3.84	6,226,910	3.84
$5.06 to $13.88	3,267,237	5.39	6.75	2,875,541	6.78

	28,033,464	2.13	$2.27	27,090,203	$2.21

2001 Stock option and appreciation rights plan

        In September 2001, the shareholders of the Company approved the 2001 Stock Option and Appreciation Rights Plan which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (SARs) up to an aggregate of 14,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company's Board of Directors or its committee; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company's common stock on the date the option is granted. There were no options granted under this plan in 2001.

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

        As of December 31, 2001, there were incentive stock options to purchase 1,746,039 shares of the Company's common stock and non-qualified stock options to purchase 1,136,343 shares of the Company's common stock outstanding. The outstanding options vest over three years at exercise prices of $0.27 to $13.88 per share. Options issued under the plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the plan. During 2001, 2000 and 1999, options to purchase 2,600,430, and 439,542 and 126,042 shares of common stock, respectively, were forfeited or expired. There were no exercises during 2001.

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

        As of December 31, 2001, options for the purchase of 7,002 shares of common stock at prices ranging from $0.875 to $3.875 per share were outstanding, all of which are exercisable. In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the plan; however, outstanding options granted under the plan will continue to be governed by the terms thereof until exercise or expiration of such options. In 2001, no options were exercised.

1995 Director stock option and appreciation rights plan

        The 1995 Director Stock Option and Appreciation Rights Plan (the 1995 Director Plan) provides for the issuance of incentive options, non-qualified options and SARs to directors of the Company up to 250,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).

        The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis to each member of the Board of Directors then serving to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 190,000 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2001, options to purchase 170,000 shares of common stock at prices ranging from $1.00 to $1.25 per share are outstanding and exercisable. No options were granted or exercised under this plan in 2001, 2000 or 1999.

1995 Employee stock option and appreciation rights plan

        The 1995 Employee Stock Option and Appreciation Rights Plan (the 1995 Employee Plan) provides for the issuance of incentive options, non-qualified options, and SARs.

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

        The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 400,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2001, options to purchase 145,250 shares of common stock with an exercise price of $3.90 are outstanding under the 1995 Employee Plan. During 2001, 2000 and 1999, options to purchase 37,500, 3,333 and 45,834, respectively, of common stock were forfeited or expired. No options were exercised in 2001.

Other warrants and options

        In 1996, the Company approved the issuance of 1,750,000 options to executives of the Company, as part of their employment agreements, and 64,000 options to a consultant. The options expire in 2006 and have an option price of $3.90. In 2000, 250,000 options were exercised. As of December 31, 2001, there remained 1,564,000 options outstanding.

        On July 1, 1996, the Company approved the issuance of options to purchase 1,500,000 and 500,000 shares of common stock to two officers as part of their employment agreements. Each option has an exercise price of $7.00 per share, vesting in 25% increments in the event that the average closing bid price of a share of the Company's common stock for five consecutive trading days exceeds $10, $15, $20 and $25, respectively. Each option becomes exercisable (to the extent vested) on June 30, 1997, vested in its entirety on June 30, 2001 and lapses on June 30, 2002. As of December 31, 2001 there remained 2,000,000 options outstanding.

        During 1997, the Company issued options to purchase 1,210,000 shares of common stock (210,000 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $4.875 to $8.438 (repriced to $3.90 on December 13, 1998), which was based on the closing price of the stock at the grant date. The fair value of the options issued was recorded as deferred compensation of $4,757,134 to be amortized over the expected period the services were to be provided. As a result of the repricing, the Company recorded additional deferred compensation expense totaling $262,200 (of which $21,103 and $44,364 was expensed in 2000 and 1999, respectively), representing the incremental fair value of the repriced options over the original options. During 2000 and 1999, $279,150, and $852,714, respectively, of the deferred compensation was amortized to expense. All deferred compensation expense related to these options was recorded as of December 31, 2000. During 2001, 2000 and 1999, options to purchase 0, 91,000 and 16,669, respectively, shares of common stock expired. During 2000, 169,000 options were exercised. The remaining options must be exercised within ten years of the grant date. As of December 31, 2001 there remained 890,000 options outstanding.

        During 1997, the Company issued non-qualified options to purchase 2,295,000 shares of common stock to certain executive employees. The options must be exercised within ten years of the grant date and have an exercise price of $3.90. There were no options forfeited in 2001 or 2000 and 66,670 were forfeited in 1999. There were 78,000 options exercised in 2000. No options expired of exercised during 2001. As of December 31, 2001 there remained 2,118,219 options outstanding.

        In 1997, the Company issued warrants to an investment group in relation to settlement of certain litigation. As of December 31, 2001 there were outstanding, 87,500 of these warrants with an exercise price of $2.50 and expire in April 2002.

        During 1998, the Company issued non-qualified options to purchase 935,000 shares of common stock to certain executive employees at exercise prices ranging from $2.563 to $3.125, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. During 2001, 2000 and 1999, options to purchase 0, 43,332 and 58,333 shares of common stock, respectively, were forfeited. No options were exercised during 2001. As of December 31, 2001 there remained 809,446 options outstanding.

        In 1998 the Company issued warrants in connection with a financing arrangement. As of December 31, 2001, there were 408,000 warrants outstanding with exercise prices from $4.89 to $5.87. The warrants expire in June 2003.

        During 1999, the Company issued non-qualified options to purchase 655,000 shares of common stock to certain executive employees at exercise prices ranging from $2.50 to $3.563, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options were exercised during 2001. During 2001, 50,000 of these options were forfeited. During 2000, options to purchase 230,000 shares of common stock were exercised. As of December 31, 2001 there remained 375,000 options outstanding.

        During 1999, the Company issued non-qualified options to purchase 200,000 shares of common stock to a consultant at an exercise price of $3.00, which was based on the closing price of the stock at the grant date. The fair value of the options issued was recorded as deferred compensation of $300,000 to be amortized over the expected period the services were to be provided. During 2000 and 1999 deferred compensation of $137,500 and $162,500, respectively, was amortized to expense. As of December 31, 2001 there remained 200,000 options outstanding.

        During 2000, the Company issued non-qualified options to purchase 2,585,000 shares of common stock to certain executive employees at exercise prices ranging from $2.75 to $6.375, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. During 2001, 1,208,335 of these options were forfeited. As of December 31, 2001 there remained 1,376,665 options outstanding.

        In June 2001, the Company issued to Counsel Communications (the Company's largest shareholder) 15,000,000 warrants to purchase common stock at $0.60 per share. The grant of the warrants was associated with the acquisition of WorldxChange (see Notes 6 and 8).

        During 2000 the Company obtained approval from its shareholders to establish the 2000 Employee Stock Purchase Plan. This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages. The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company's stock on the first or last day of each quarter. This plan was approved by the Board of Directors, subject to shareholder approval, and was effective beginning the third quarter of this year. The Company issued 34,518 and 23,494 shares to employees based upon payroll withholdings during 2001 and 2000, respectively.

Note 16—Segment of Business Reporting

        The Company's reportable segments are as follows:

  •
  Telecommunications services—includes long-distance toll services and enhanced calling features such as I-Link™ One Number. The telecommunications services products are marketed primarily to residential and small business customers.

  •
  Dial-around telecommunication services—includes operations of WorldxChange that offers a dial around telecommunications product through independent marketing agents. This segment and business was entered into effective June 4, 2001 with the Company's purchase of certain assets and liabilities of WorldxChange Communications, Inc.

  •
  Marketing services—includes training and promotional materials to IRs in the network marketing sales channel and WebCentre set-up and monthly recurring fees. Additionally, revenues were generated from registration fees paid by IRs to attend regional and national sales conferences. This segment and revenue source was terminated in February 2000.

  •
  Technology licensing and development—provides research and development to enhance the Company's product and technology offerings. Products developed by this segment include I-Link™ One Number, Indavo™, and other proprietary technology. The Company licenses certain developed technology to third party users, such as Lucent, Brooktrout and others.

        There are no material inter-segment revenues. The Company's business is conducted principally in the U.S.; foreign operations are not material. The table below presents information about net loss and segment assets used by the Company as of and for the year ended December 31:

	For the Year Ending December 31, 2001
	Telecommunication Services	Dial-around	Technology Licensing and Development	Total Reportable Segments
Revenues from external customers	$26,624,000	$50,289,000	$5,697,000	$82,610,000
Interest revenue	—	—	—	—
Interest expense	82,000	2,499,000	—	2,581,000
Depreciation and amortization expense	3,758,000	2,286,000	126,000	6,170,000
Segment income (loss)	(19,615,000)	(13,927,000)	1,611,000	(31,931,000)
Other significant non-cash items:
Provision for doubtful accounts	1,206,000	2,861,000	—	4,067,000
Expenditures for segment assets	1,181,000	14,797,000	8,000	15,986,000
Segment assets	10,605,000	32,206,000	137,000	42,948,000
	For the Year Ending December 31, 2000
	Telecommunication Services	Marketing Services	Technology Licensing and Development	Total Reportable Segments
Revenues from external customers	$20,567,000	$464,000	$9,373,000	$30,404,000
Interest revenue	—	—	—	—
Interest expense	16,000	—	—	16,000
Depreciation and amortization expense	2,409,000	15,000	98,000	2,522,000
Segment loss	(10,599,000)	(204,000)	3,218,000	(7,585,000)
Other significant non-cash items:
Provision for doubtful accounts	113,000	—	—	113,000
Expenditures for segment assets	5,528,000	—	8,000	5,536,000
Segment assets	15,311,000	—	201,000	15,512,000
	For the Year Ending December 31, 1999
	Telecommunication Services	Marketing Services	Technology Licensing and Development	Total Reportable Segments
Revenues from external customers	$26,440,000	$3,673,000	2,507,000	$32,620,000
Interest revenue	—	—	—	—
Interest expense	51,000	—	—	51,000
Depreciation and amortization expense	2,128,000	115,000	115,000	2,358,000
Segment loss	(1,818,000)	(2,456,000)	(1,472,000)	(5,746,000)
Other significant non-cash items:
Amortization of deferred compensation on stock options	163,000	557,000	—	720,000
Provision for doubtful accounts	3,703,000	—	—	3,703,000
Expenditures for segment assets	3,191,000	282,000	282,000	3,755,000
Segment assets	8,423,000	620,000	1,464,000	10,507,000

        The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	2001	2000	1999
Total interest revenue for reportable segments	$—	$—	$—
Unallocated interest revenue from corporate accounts	81,000	487,000	179,000

	$81,000	$487,000	$179,000

Total interest expense for reportable segments	$2,581,000	$16,000	$51,000
Unallocated amortization of discount on notes payable	—	—	3,361,000
Unallocated interest expense from related party debt	1,556,000	1,054,000	1,571,000
Other unallocated interest expense from corporate debt	637,000	433,000	103,000

	$4,774,000	$1,503,000	$5,086,000

Total depreciation and amortization for reportable segments	$6,170,000	$2,523,000	$2,358,000
Unallocated amortization expense from intangible assets	2,608,000	2,612,000	2,894,000
Other unallocated depreciation from corporate assets	1,389,000	1,264,000	231,000

	$10,167,000	$6,399,000	$5,483,000

Total segment loss	$(31,931,000)	$(7,585,000)	$(5,746,000)
Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(253,000)	—	(3,361,000)
Loss on write-off and disposal of certain assets	—	—	(1,847,000)
Litigation settlement expense	—	(640,000)	—
Gain on sale of subsidiary	589,000	—	—
Extraordinary gain on extinguishment of debt	1,093,000	—	—
Amortization of deferred compensation on stock options issued for services	—	(542,000)	(296,000)
Amortization of intangible assets	(2,608,000)	(2,612,000)	(2,894,000)
Other corporate expenses	(11,387,000)	(14,373,000)	(10,016,000)

	$(44,497,000)	$(25,752,000)	$(24,160,000)

Total amortization of deferred compensation for reportable segments	—	—	$720,000
Unallocated amortization of deferred compensation	—	$542,000	296,000

	—	$542,000	$1,016,000

Expenditures for segment long-lived assets	$15,986,000	$5,536,000	$3,755,000
Other unallocated expenditures for corporate assets	93,000	93,000	703,000

	$16,079,000	$5,629,000	$4,458,000

Segment assets	$42,948,000	$15,512,000	$10,507,000
Intangible assets not allocated to segments	1,331,000	3,939,000	6,551,000
Furniture, fixtures and equipment not allocated to segments	495,000	954,000	1,240,000
Software and information systems not allocated to segments	432,000	443,000	228,000
Other assets not allocated to segments	1,574,000	809,000	3,132,000

	$46,780,000	$21,657,000	$21,658,000

Note 17—Summarized Quarterly Data (unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

(in thousands of dollars, except per share amounts)		March 31(1)		June 30		September 30		December 31
Net sales:	2001 2000	$6,524 10,959		$21,347 7,338		$27,128 5,543		$27,611 6,564
Operating loss:(2)	2001 2000	$(6,433 (2,069	) )	$(2,196 (6,382	) )	$(18,711 (6,786	) )	$(14,145 (8,860	) )
Net loss before extraordinary item:(3)	2001 2000	$(6,669 (3,836	) )	$(2,839 (5,899	) )	$(20,503 (6,875	) )	$(15,578 (9,142	) )
Net loss:	2001 2000	$(6,669 (3,836	) )	$(2,839 (5,899	) )	$(20,503 (6,875	) )	$(14,486 (9,142	) )
Basic and diluted income (loss) before extraordinary item per common share:	2001 2000	$0.16 (0.17)		$(0.03 (0.25	) )	$(0.18 (0.26	) )	$(0.13 (0.35	) )
Basic and diluted income (loss) per common share:	2001 2000	$0.16 (0.17)		$(0.03 (0.25	) )	$(0.18 (0.26	) )	$(0.12 (0.35	) )

(1)
The amounts reflected for the first quarter of 2001, differ from those reported in the company's March 31, 2001 Form 10-Q. The differences are due to results of operations for WebToTel for the month of March 2001 which was not included in the reported results of operations as originally reported. As the I-Link and WebToTel were under common control of Counsel at the time of the merger (April 17, 2001), the acquisition of WebToTel has been accounted for similar to a pooling-of-interests using Counsel's book values of the WebToTel assets and liabilities. The impact of the consolidation of the WebToTel results of operations and related per share data for the period from March 1 to March 31, 2001 are included herein as adjustments to the originally reported results of operations for the quarter ended March 31, 2001 as follows:

	As Originally Reported	Adjustment	As Adjusted
Revenues	$(6,231,338)	$(293,127)	$(6,524,465)
Operating loss	$(5,680,258)	$(752,836)	$(6,433,094)
Net loss	$(5,916,658)	$(752,836)	$(6,669,494)
Basic and diluted weighted shares outstanding	47,079,855	6,012,048	53,091,903
Net income per common share-basic and diluted	$0.20	$(0.04)	$.16

(2)
In the third quarter of 2001, the company recorded an impairment of goodwill of $8,040,054.

(3)
In the fourth quarter of 2001, the company recorded an extraordinary gain on extinguishment of debt of $1,092,818.

I-LINK INCORPORATED AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(a)	Balance at End of Period
Allowance for doubtful accounts:
December 31, 1999	1,941,000	3,703,077	3,855,077	1,789,000
December 31, 2000	1,789,000	113,168	1,801,503	100,665
December 31, 2001	100,665	4,066,690	2,304,367	1,862,988

(a)
For the allowance for doubtful accounts represents amounts written off as uncollectible and recoveries of previously reserved amounts.

S-1

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

I-LINK INCORPORATED (REGISTRANT)
DATED: APRIL 12, 2002	By:	/s/ HELEN SELTZER Helen Seltzer, President and Chief Executive Officer

        In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLAN C. SILBER Allan C. Silber	Chairman of the Board and Director	April 12, 2002
/s/ HELEN SELTZER Helen Seltzer	Helen Seltzer President, Chief Executive Officer	April 12, 2002
/s/ JAMES A. GIAUQUE III James A. Giauque III	Chief Accounting Officer and acting chief financial officer	April 12, 2002
/s/ HENRY Y. L. TOH Henry Y.L. Toh	Director	April 12, 2002

2

/s/ HAL B. HEATON Hal B. Heaton	Director	April 12, 2002
/s/ GARY J. WASSERSON Gary J. Wasserson	Director, President and Chief Executive Officer of WorldxChange	April 12, 2002
/s/ SAMUEL L. SHIMER Samuel L. Shimer	Director	April 12, 2002
/s/ NORMAN CHIRITE Norman Chirite	Director	April 12, 2002
Albert Reichmann	Director

3

QuickLinks

PART I
PART II
PART III
PART IV
INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULES
I-LINK INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS as of December 31, 2001 and 2000
I-LINK INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the years ended December 31, 2001, 2000 and 1999
I-LINK INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31, 2001, 2000 and 1999
I-LINK INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
I-LINK INCORPORATED AND SUBSIDIARIES SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES