Form 10-Q
period 2002-03-31
I LINK INC
filed 2002-05-17
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-17973

I-LINK INCORPORATED
(Exact name of registrant as specified in its charter)

FLORIDA	59-2291344
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13751 S. Wadsworth Park Drive, Suite 200,  Draper, Utah 84020

(Address of principal executive offices)

(801) 576-5000
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of May 7, 2002, the registrant had outstanding 116,549,547 shares of $0.007 par value common stock.

PART I — FINANCIAL INFORMATION

I-LINK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (Unaudited)	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$4,535,458	$4,662,532
Accounts receivable, less allowance for doubtful accounts of $1,696,573 and $1,862,992 as of March 31, 2002 and December 31, 2001, respectively	15,394,236	16,009,386
Other current assets	1,705,331	2,632,629
Total current assets	21,635,025	23,304,547

Furniture, fixtures, equipment and software, net	19,651,085	21,023,696

Other assets:
Intangible assets, net	887,089	1,330,839
Other assets	900,655	1,121,067
Total assets	$43,073,854	$46,780,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,699,355	$7,719,595
Accrued liabilities	13,435,334	12,270,231
Unearned revenue	805,952	1,986,675
Revolving credit facility and other current debt	10,476,444	10,004,862
Notes payable to related parties	21,846,889	17,540,140
Current portion of obligations under capital leases	3,080,420	3,034,293
Total current liabilities	54,344,394	52,555,796

Notes payable	1,083,340	1,147,364
Notes payable — related party	23,938,903	23,088,535
Obligations under capital leases	6,307,898	6,986,308
Total liabilities	85,674,535	83,778,003

Contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 769 at March 31, 2002 and December 31, 2001, liquidation preference of $761,310 (unaudited) at March 31, 2002	7,690	7,690

Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,549,547 at March 31, 2002 and December 31, 2001	815,849	815,849

Additional paid-in capital	128,942,389	128,942,389
Accumulated deficit	(172,366,609)	(166,763,782)
Total stockholders’ deficit	(42,600,681)	(36,997,854)

Total liabilities and stockholders’ deficit	$43,073,854	$46,780,149

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended March 31, 2002 and 2001

(Unaudited)

	2002	2001
Revenues:
Telecommunication services	$24,373,864	$4,420,983
Technology licensing and development	1,580,712	1,436,899
Other	388,621	666,583
Total revenues	26,343,197	6,524,465

Operating costs and expenses:
Telecommunication network expense	15,706,242	6,309,706
Selling, general and administrative	9,907,771	3,738,381
Provision for doubtful accounts	1,492,852	108,359
Depreciation and amortization	2,297,760	1,650,985
Research and development	382,492	1,066,758
Total operating costs and expenses	29,787,117	12,874,189

Operating loss	(3,443,920)	(6,349,724)

Other income (expense):
Interest expense	(2,172,554)	(347,841)
Interest and other income	13,647	28,071
Total other income (expense)	(2,158,907)	(319,770)

Net loss	$(5,602,827)	$(6,669,494)

Calculation of net income (loss) per common share:

Net loss	$(5,602,827)	$(6,669,494)
Cumulative preferred stock dividends not paid in current period	—	(10,947)
Dividends accrued and paid on Class M redeemable preferred stock	—	(269,027)
Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial conversion features	—	15,512,473

Income (loss) applicable to common stock	$(5,602,827)	$8,563,005

Basic and diluted weighted average shares outstanding	116,549,547	53,091,903

Net income (loss) per common share — basic and diluted	$(0.05)	$0.16

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(5,602,827)	$(6,669,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,297,760	1,650,985
Provision for doubtful accounts	1,492,852	108,359
Amortization of discount and debt issuance costs on notes payable	677,651	29,822
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	(877,703)	1,203,503
Other assets	1,147,710	(39,383)
Unearned revenue	(1,180,723)	(51)
Accounts payable, accrued liabilities and interest	(1,244,897)	(912,456)
Net cash used in operating activities	(3,290,177)	(4,628,715)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(481,399)	(140,154)
Cash received from purchase of WebToTel	—	233,787
Net cash provided by (used in) investing activities	(481,399)	93,633

Cash flows from financing activities:
Proceeds from revolving credit facility, net	470,518	—
Proceeds from notes payable to related party	3,816,603	5,400,000
Payment of long-term debt	(10,336)	(9,136)
Payment of capital lease obligations	(632,283)	(61,228)
Net cash provided by financing activities	3,644,502	5,329,636

Increase (decrease) in cash and cash equivalents	(127,074)	794,554

Cash and cash equivalents at beginning of period	4,662,532	2,155,628

Cash and cash equivalents at end of period	$4,535,458	$2,950,182

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable to a related party and associated accrued interest to Class M redeemable preferred stock	—	$10,305,072
Reclassification of Class M redeemable preferred stock from mezzanine	—	$22,039,892

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (I-Link or the Company).  The Company’s principal operations are two fold.  First, for the past five years the Company has developed and marketed enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities.  The communications solutions are delivered through the Company’s proprietary technologies.  Enhanced communications products and services are marketed through master agent and wholesale distributor arrangements with I-Link Communications Inc., a wholly owned subsidiary of the Company that is an FCC licensed long-distance carrier.  The Company develops and licenses communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.  The second principal operation began on June 4, 2001, when I-Link’s subsidiary, WorldxChange Corporation (WorldxChange) began operations.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.  Marketing of the dial-around product is primarily done through independent marketing agents that receive a commission.  WorldxChange’s retail base is comprised of residential and commercial customers located throughout the United States.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 2002 and 2001, (b) the financial position at March 31, 2002, and (c) cash flows for the three-month periods ended March 31, 2002 and 2001.  The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of those to be expected for the entire year.

Note 2 — Summary of Significant Accounting Policies

Net income (loss) per share

Basic earnings per share is computed based on the weighted average number of I-Link common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.  As the Company had either a net loss or no dilutive potential common shares outstanding for the three-month periods ended March 31, 2002 and 2001, basic and diluted income (loss) per share are the same. The basic earnings per share for the three months ended March 31, 2001 has been increased by the equivalent number of I-Link shares (8,447,937) issuable by I-Link for WebToTel, Inc. (WebToTel) shares outstanding on March 31, 2001 as if the merger and related stock issuance had occurred on March 1, 2001.

The net income per common share basic and diluted for the three-months ended March 31, 2001 includes a net gain to retained earnings of $30,292,319 attributed to the redemption on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor, LLC including redemption of the beneficial conversion feature related to such preferred stock.  In addition, there was a charge to retained earnings of $9,779,846, representing a contingent beneficial conversion feature on the Class N preferred stock resulting from the reset of the conversion price.  The net income per common share basic and diluted also reflects a $5,000,000 charge to retained earnings for the beneficial conversion feature related to the reissuance on March 1, 2001 of the Class M and Class N preferred stock to Counsel Communications, LLC (Counsel Communications).

Note 3 — Restatement of Form 10-Q for the Period Ended March 31, 2001

The amounts reflected herein for the three months ended March 31, 2001 differ from those reported in the Company’s March 31, 2001 Form 10-Q.  The differences are due to results of operations for WebToTel for the month of March 2001 which was not included in the reported results of operations as originally reported.  Because I-Link and WebToTel were under common control of Counsel Communications at the time of the merger (April 17, 2001), the acquisition of WebToTel has been accounted for similar to a pooling-of-interests using Counsel Communications’ book values of the WebToTel assets and liabilities.  The impact of the consolidation of the WebToTel financial statements for the period from March 1 to March 31, 2001 are included herein as adjustments to the originally reported results of operations for the quarter ended March 31, 2001 as follows:

	As Originally
	Reported	Adjustments	As Adjusted
Revenues	$(6,231,338)	$(293,127)	$(6,524,465)
Operating loss	$(5,680,258)	$(669,466)	$(6,349,724)
Net loss	$(5,916,658)	$(752,836)	$(6,669,494)
Basic and diluted weighted shares outstanding	47,079,855	6,012,048	53,091,903
Net income per common share-basic and diluted	$0.20	$(0.04)	$0.16

Note 4 — Note Payable to Related Party

On June 6, 2001, I-Link and Counsel Corporation entered into a Loan and Security Agreement (Loan Agreement).  Any monies advanced to I-Link between June 6, 2001 and April 15, 2002, (in the amount not to exceed $10,000,000) will be governed by the Loan Agreement.  In connection with the Loan Agreement, I-Link executed a note payable to Counsel, due June 6, 2002.  The loan is secured by all of the assets of I-Link.  Outstanding balances (including any accrued and unpaid interest) under the loan bear interest at 10% per annum, which interest is payable quarterly in arrears following the last business day of each quarter.  However, Counsel may (and has elected to do so through March 31, 2002) at its sole election allow interest to accrue and become payable at the end of the term.  The full amount of the agreement ($10,000,000) was advanced to I-Link during 2001. During 2001 and the three-months ended March 31, 2002, Counsel had also advanced $7,070,320 and $3,816,603, respectively, to I-Link for which the conditions and terms of repayment are anticipated (as there are no written agreements) to be similar to the $10,000,000 Loan Agreement dated June 6, 2001.

Note 5 — Income Taxes

The Company recognized no income tax benefit from the losses generated in 2002 and 2001 because of the uncertainty of the realization of the related deferred tax asset.

Note 6 —  Legal Proceedings

On January 18, 2001, I-Link filed action against Red Cube, International AG and Red Cube, Inc. (Red Cube) in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link’s proprietary technology, telecommunications network, key employees and customers.  I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link’s employees, vendors and customers.  Red Cube subsequently filed a motion to dismiss the action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link.  The court found that I-Link’s claims were “related to” the Cooperation and Framework Agreement and granted Red Cube’s motion to dismiss for lack of subject matter jurisdiction.  The dismissal resulted in this issue being submitted for AAA arbitration pursuant to the Cooperation and Framework Agreement.

On January 24, 2001, Red Cube International AG delivered a written demand for arbitration and commenced an arbitration proceeding in New York alleging that I-Link breached the Cooperation and Framework Agreement by (i) threatening a shut-down of I-Link’s IP telecommunications network, (ii) the resignation of certain employees, and (iii) I-Link’s alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network.  I-Link denied these allegations.  I-Link filed a counterclaim against Red Cube International AG and filed a third-party claim against Red Cube Inc., seeking compensatory and/or punitive damages including damages for Red Cube International AG’s breach of the Cooperation and Framework Agreement and the June 2000 Revenue Sharing Agreement, Red Cube’s default under a subsequent agreement to provide approximately $60,000,000 in equity funding to I-Link, and engaging in a scheme to drive I-Link out of business and obtain control of I-Link’s proprietary technology, telecommunications network, key employees and customers.  An evidentiary arbitration hearing is currently scheduled to begin in July 2002.

On November 9, 2000 D/Vit, Inc (Dvit) filed an action against I-Link in federal court in Texas alleging that I-Link’s use of the “V-Link” trademark infringed upon Dvit’s intellectual property rights in the mark “V Linc”.  Dvit’s complaint sought damages and an injunction enjoining I-Link’s use of the mark “V-Link”.  On August 22, 2001 the court issued a preliminary injunction enjoining I-Link’s use of the “V-Link” mark.  I-Link had already elected to change the name of its product to “I-Link One Number”.  On February 14, 2002 I-Link filed a motion for summary judgment asking the court to rule as a matter of law that I-Link’s past use of the “V-Link” mark did not constitute an infringement upon Dvit’s intellectual property rights in the “V Linc” mark.  Also on February 14, 2002, Dvit filed a motion for partial summary judgment asking the court to determine as a matter of law that I-Link’s prior use of the “V-Link” mark infringed upon Dvit’s rights in the “V Linc” mark.  On May 8, 2002 the court issued a Memorandum and Order (Order) denying I-Link’s motion for summary judgment and granting Dvit’s partial motion for summary judgment.  The court’s Order did not address possible damages.  No trial date has been set and discovery continues.  A pre-trial conference is scheduled for May 20, 2002 to discuss what issues remain in the lawsuit.  While the Company cannot predicted the ultimate outcome of any legal proceeding, in the opinion of the Company, damages, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

The Company is involved in litigation relating to other claims arising out of its operations in the normal course of business.

The litigation and arbitration referred to above is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Note 7 — Intangible Assets

Intangible assets consisted of the following at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
Intangible assets subject to amortization:
Acquired technology	$8,875,000	$8,875,000
Accumulated amortization	(8,431,250)	(7,987,500)
Net intangible asset	443,750	887,500

Intangible assets not subject to amortization:
Goodwill	173,334	173,334
Other intangible assets	270,000	270,000
	443,334	443,334
Total intangible assets	$887,089	$1,330,839

Aggregate amortization expense for the quarter ended March 31, 2002 was $443,750.  The intangible assets subject to amortization will be fully amortized in the quarter ending June 30, 2002.

The following represents what the net loss for the three months ended March 31, 2001 would have been exclusive of amortization expense recognized in that period related to goodwill and intangible assets that are no longer being amortized.

For the Three
Months Ended
March 31, 2001
Reported net loss	$(6,669,494)
Add back: goodwill amortization	272,798
Add back: other intangible assets not subject to amortization	13,500
Adjusted net loss	$(6,383,196)

The following represents what the net income applicable to common stock per share for the three months ended March 31, 2001 would have been exclusive of amortization expense recognized in that period related to goodwill and intangible assets that are no longer being amortized.

For the Three
Months Ended
March 31, 2001
Net income per share	$0.16
Goodwill amortization	0.01
Other intangibles amortization	0.00
Adjusted net income per share	$0.17

Note 8 — Segment of Business Reporting

Segment of business reporting is based upon the “management” approach as defined in Statement of Financial Accounting Standards (SFAS) No. 131.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  Based on the management approach, the Company’s three reportable segments are as follows:

•                  Telecommunications services — includes long-distance toll services and enhanced calling features such as One-Number.  The telecommunications services products are marketed primarily to residential and small business customers.

•                  Dial-around telecommunication services — includes operations of WorldxChange that offers a dial-around telecommunications product through independent marketing agents.  This segment and business was entered into effective June 4, 2001 with the Company’s purchase of certain assets and liabilities of WorldxChange Communications, Inc.

•                  Technology licensing and development — provides research and development to enhance the Company’s product and technology offerings.  Products developed by this segment include One-Number and other proprietary technology.  The Company licenses certain developed technology to third party users.

There are no intersegment revenues.  The Company’s business is conducted principally in the U.S.; foreign operations are not material.  The table below presents information about revenues from external customers and net loss for the three-month periods ended March 31, 2002 and 2001.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2002	March 31, 2001
Revenues from external customers:

Telecommunications services	$2,156,000	$5,088,000
Dial-around	22,606,000	—
Technology licensing and development	1,581,000	1,437,000

Total revenues from external customers for reportable segments	$26,343,000	$6,525,000

Segment income (loss):

Telecommunications services	$(2,861,000)	$(2,856,000)
Dial-around	(1,413,000)	—
Technology licensing and development	919,000	(28,000)

Total segment income (loss) for reportable segments	(3,355,000)	(2,884,000)

Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(135,000)	(30,000)
Amortization of intangible assets	(148,000)	(548,000)
Other corporate expenses	(1,965,000)	(3,207,000)
Consolidated net loss	$(5,603,000)	$(6,669,000)

Item 2- Management’s Discussion and Analysis and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Form 10-K for the year ended December 31, 2001.

Forward Looking Information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to I-Link that are based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.

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

•                  the demand for and acceptance of our products and services (including but not limited to dial-around service and One-Number service (formerly V-Link);

•                  our ability to efficiently integrate our recent acquisitions;

•                  the ability of I-Link to refinance its existing debt and to fund its operating deficit; and

•                  other risks referenced from time to time in our filings with the SEC.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward–looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Operations

Our principal operations are two fold.  First, for the past five years we have developed and marketed enhanced communications products and services utilizing our own private intranet and both owned and leased network switching and transmission facilities.  The communications solutions are delivered through our proprietary technologies.  Enhanced communications products and services are marketed through master agent and wholesale distributor arrangements with I-Link Communications Inc., our wholly owned subsidiary that is an FCC licensed long-distance carrier.  We develop and license communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.  The second principal operation began on June 4, 2001, when our subsidiary, WorldxChange Corporation (WorldxChange) began operations.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.  Marketing of the dial-around product is primarily done through independent marketing agents that receive a commission and our advertising campaigns.  WorldxChange’s retail base is comprised of residential and commercial customers located throughout the United States.

Liquidity and Capital Resources

                Cash and cash equivalents as of March 31, 2002 were $4,535,458 and the working capital (current assets less current liabilities) deficit was $32,709,369.  Cash used by operating activities during the three-month period ended March 31, 2002 was $3,290,177 as compared to $4,628,715 during the same period ended March 31, 2001. The net decrease in cash used in 2002 was primarily due to: (1) a decrease of $3,745,764 in our net loss after allowance for non-cash expenses, offset by (2) an increase in cash used of $2,407,226 associated with timing of collections and payments related to accounts receivable, other assets, accounts payable and accrued liabilities.

                Net cash used in investing activities in the three-month period ended March 31, 2002 was $481,399 as compared to net cash provided of $93,633 in the same period ended March 31, 2001.  In the first three months of 2002, cash used by investing activities was attributable to the purchase of furniture, fixtures, equipment and software.  Cash provided by investing activities in 2001 was due to cash of $233,787 acquired in the merger with WebToTel that was offset by the purchase of furniture, fixtures, equipment and software of $140,154.

                Financing activities provided net cash of $3,644,502 in the first three months of 2002 as compared to cash provided of $5,329,636 in the same period of 2001.  Cash provided in 2002 included proceeds of $3,816,603 from notes payable to a related party and net borrowings of $470,518 on the WorldxChange revolving credit facility.  Repayments of $642,619 on long-term debt and capital lease obligations offset these proceeds.  Cash provided in 2001 included $5,400,000 in proceeds from notes to a related party which were offset by repayments of long-term debt and capital lease obligations of $70,364.

                We incurred a net loss from operations of $5,602,827 for the three-months ended March 31, 2002 and as of March 31, 2002 had an accumulated deficit of $172,366,609.  We anticipate that revenues generated from operations will not be sufficient during the remainder of 2002 and into 2003 to fund our operations or continued expansion of our private telecommunications network facilities and anticipated growth in subscriber base.  We continue to be dependent upon funding from our majority stockholder, Counsel Springwell Communications LLC (formerly Counsel Communications LLC), and its parent Counsel Corporation (collectively Counsel) to fund our operational cash needs (see discussion below).

Current Position/Future Requirements

                Our current business plan of continued market penetration and deployment of our products and services anticipates needed financial resources at lower levels than those experienced in 2001.  The decrease is primarily a result of our determination in late 2001 that it was not economically justifiable to continue to maintain a significant part of our fixed network, specifically, leased lines for origination and termination from our backbone network.  Instead of using these leased lines for origination and termination, we determined that given current revenue levels, it would be more economical to originate and terminate traffic on our subsidiary’s (WorldxChange) network, which we began to do in late 2001.  This transition (effectively completed in April 2002) has resulted in significant cost savings (see discussion of telecommunication expenses below).  Additionally, as of March 31, 2002, we have future payments due to us of $5,000,000 from foreign customers over the next four years (assuming that scheduled periodic payments are made per the contract terms) relating to technology licensing agreements in place.  However, payments under one contract with future payments of $2,400,000 were in default as of March 31, 2002.

                Our operational cash needs continue to be funded through our agreement with Counsel wherein Counsel committed to fund, through long-term inter-company advances or equity contribution, all capital investment, working capital or other operational cash requirements through April 15, 2003.  On June 6, 2001, we entered into a Loan and Security Agreement with Counsel, pursuant to which Counsel agreed to advance up to $10 million.  While we no longer have any availability under that facility, during 2001 and the three-months ended March 31, 2002, Counsel has advanced $7,070,320 and $3,816,603, respectively, to us for which the conditions and terms of repayment are anticipated (as there are no written agreements) to be similar to the $10,000,000 Loan Agreement dated June 6, 2001.  There can be no assurance that Counsel will continue to provide funding after April 15, 2003.  We anticipate that additional funds will be necessary after such time to fund our operations and finance the planned expansion of our business communications services, product development and manufacturing, and to discharge our financial obligations.  The availability of such funds will depend on prevailing market conditions, interest rates, our financial position and results of our operations.  There can be no assurance that such funds will be available or if available that they will be on terms and conditions favorable to I-Link.

Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

In order to more fully understand the comparison of the three months ended March 31, 2002 as compared to the same three months in 2001, you must understand the significance of our subsidiary, WorldxChange, which purchased certain assets and liabilities of WorldxChange Communication, Inc. and began operations on June 4, 2001. WorldxChange offers a dial-around telecommunications product.  We did not offer a comparable product prior to June 4, 2001.

Revenues

Telecommunications services revenue increased $19,952,881 to $24,373,864 in the first quarter of 2002 as compared to $4,420,983 in the first quarter of 2001.  The primary reason for the increase related to WorldxChange revenues of $22,606,193 in 2002 for which there was no similar revenue in the first quarter of 2001.  This increase was offset by revenue decreases primarily from three sources namely:

(1)          revenues of approximately $1,383,000 from wholesale relationships with a few customers which we ceased to offer in the fourth quarter of 2001 when we reduced our leased lines used for origination and termination associated with our network backbone (see discussion of network costs below);

(2)          revenues from our largest wholesale customer of approximately $900,000 primarily related to a reduction in the number of subscribers; and

(3)          revenues of approximately $293,000 from Nexbell’s METS product for the month of March 2001, that did not recur in 2002 as we ceased offering this product in the fourth quarter of 2001.

                Technology licensing and development revenue increased $143,813 to $1,580,712 in the first quarter of 2002 as compared to $1,436,899 in the first quarter of 2001.  During the first quarter of 2002, we recorded $1,250,000 in licensing revenue from the licensing agreement we entered into with Red Cube International AG in May 2000.  Revenues from that licensing agreement will cease in May 2002.  Revenue from this segment will vary from quarter to quarter based on timing of technology licensing and development projects.  As of March 31, 2002, we have future payments due to us of $5,000,000 relating to technology licensing agreements in place.  Revenues related to these contracts will be recorded in our financial statements over the next four years (depending on the respective contract terms) assuming that scheduled periodic payments are made per the agreements.

                Other revenues in the first quarter of 2002 of $388,621 represent revenues relating to customer care, billing and accounts receivable services performed primarily for our largest wholesale customer.  Other revenues in the first quarter of 2001 from this same customer were $666,583.  The decrease was primarily due to a reduction in services to our largest wholesale customer. Revenues from these types of services vary from period to period based upon services requested.  We anticipate that revenues from this source will decrease slightly during the remainder of 2002.

Operating costs and expenses

Telecommunications expenses increased $9,396,536 in the first quarter of 2002 to $15,706,242 as compared to $6,309,706 for the same quarter of 2001.  These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenue.

The primary increase was related to inclusion of network expense of approximately $13,057,000 related to the WorldxChange dial-around business in 2002 that did not exist in the first quarter of 2001. This increase was primarily offset by:

(1)          decreased network fixed and variable costs of approximately $2,935,000 as a result of our decision in late 2001 when we determined it was not economically justifiable to continue to maintain a significant part of our fixed network, specifically, leased lines for origination and termination from our backbone network.  Instead of using these leased lines for origination and termination, it was determined that given current revenue levels, it would be more economical to originate and terminate traffic on our subsidiary’s (WorldxChange) network which we began to do in late 2001 which transition was effectively completed in April 2002; and

(2)          decreased expenses of approximately $581,000 in the first quarter of 2001 related to Nexbell which did not recur in 2002;

Selling, general and administrative expense increased $6,169,390 to $9,907,771 in the first quarter of 2002 as compared to $3,738,381 in the first quarter of 2001.  The primary component of the net increase was additional selling, general and administrative cost of approximately $7,470,672 in the first quarter of 2002, related to the WorldxChange dial-around business that did not exist in the first quarter of 2001.  This increase was offset by expenses of approximately $158,000 in the first quarter of 2001 related to Nexbell that did not recur in 2002.  The increase was further offset by cost savings related to the workforce reductions in May and December of 2001 which included reduction in facilities, materials, etc. and other cost cutting measures instituted by management.

The provision for doubtful accounts increased $1,384,493 to $1,492,852 in the first quarter of 2002 as compared to $108,359 in the same quarter of 2001.  The increase is primarily due to reserves of $1,356,372 related to our dial-around business that did not exist in the first quarter of 2001.

Depreciation and amortization increased $646,775 to $2,297,760 in the first quarter of 2002 as compared to $1,650,985 in the first quarter of 2001.  The increase was primarily due to depreciation and amortization of $979,810 related to assets and capital leases associated with WorldxChange which did not exist in the first quarter of 2001.  This increase was offset primarily by:

(1)          goodwill amortization of approximately $152,000 related to the WebToTel merger in 2001 that did not recur in 2002; and

(2)          goodwill amortization of approximately $90,000 in the first quarter of 2001 that did not recur in the first quarter of 2002 due to the adoption of SFAS No. 142 effective January 1, 2002 which eliminated the periodic amortization of goodwill.

Research and development expense decreased $684,266 to $382,492 in the first quarter of 2002 as compared to $1,066,758 in 2001.  The decrease was primarily a result of our decision to consolidate our research operations in Draper, Utah and to curtail research and development activities in order to concentrate our financial resources on sales and marketing of existing products.  Research and development is expected to continue at approximately the same level through the remainder of 2002 as we continue to focus our financial resources on sales and marketing of existing products.

Other income (expense)

        Interest expense increased $1,824,713 to $2,172,554 in the first quarter of 2002 as compared to $347,841 in the same quarter of 2001. The increase was primarily due to increased interest of approximately:

(1)          $903,000 related to increased debt to our parent company (Counsel);

(2)          $111,000 on WorldxChange’s revolving credit facility;

(3)          $166,000 on  capital leases (primarily related to equipment of WorldxChange); and

(4)          $639,000 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel.

                Interest and other income decreased $14,424 to $13,647 in the first quarter of 2002 as compared to $28,071 in the same quarter of 2001.  The decrease was primarily due to a decrease in the average balance of cash on hand during 2002 as compared to 2001.

Net income (loss) per share

The net income per common share basic and diluted for the three-months ending March 31, 2001 includes a net gain to retained earnings for $15,512,473 attributed to the redemption and reissuance on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor as discussed in Note 2 to the financial statements for the quarter ended March 31, 2002.  This adjustment to retained earnings represents the net effect on retained earnings of the redemption of the Class M and N preferred stock including the associated beneficial conversion features related to the original issuance of the preferred stock.  The adjustment also reflects a charge to retained earnings for the beneficial conversion features related to the reissuance on March 1, 2001 of that Class M and N preferred stock to Counsel Communications, LLC.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our cash equivalents are invested with high quality issuers which limits the amount of credit exposure to any one issuer.  Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk.  We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2002.

We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

On November 9, 2000 D/Vit, Inc (Dvit) filed an action against I-Link in federal court in Texas alleging that I-Link’s use of the “V-Link” trademark infringed upon Dvit’s intellectual property rights in the mark “V Linc”.  Dvit’s complaint sought damages and an injunction enjoining I-Link’s use of the mark “V-Link”.  On August 22, 2001 the court issued a preliminary injunction enjoining I-Link’s use of the “V-Link” mark.  I-Link had already elected to change the name of its product to “I-Link One Number”.  On February 14, 2002 I-Link filed a motion for summary judgment asking the court to rule as a matter of law that I-Link’s past use of the “V-Link” mark did not constitute an infringement upon Dvit’s intellectual property rights in the “V Linc” mark.  Also on February 14, 2002, Dvit filed a motion for partial summary judgment asking the court to determine as a matter of law that I-Link’s prior use of the “V-Link” mark infringed upon Dvit’s rights in the “V Linc” mark.  On May 8, 2002 the court issued a Memorandum and Order (Order) denying I-Link’s motion for summary judgment and granting Dvit’s partial motion for summary judgment.  The court’s Order did not address possible damages.  No trial date has been set and discovery continues.  A pre-trial conference is scheduled for May 20, 2002 to discuss what issues remain in the lawsuit.  While the Company cannot predicted the ultimate outcome of any legal proceeding, in the opinion of the Company, damages, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

There have been no material changes in other legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

We are involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect to us.

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

 None

Item 6(a) — Exhibits

                   10.1                      Amended and restated employment agreement with Helen Seltzer dated January 3, 2002

Item 6(b) — Reports on Form 8-K

None

•                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

I-Link Incorporated
(Registrant)

Date:	May 15 , 2002	By:	/s/ Helen Seltzer
Helen Seltzer
President and Chief Executive Officer

		By:	/s/ James A. Giauque, III
James A. Giauque III, CPA
Chief Accounting Officer and acting chief financial officer