Form 10-Q
period 2002-06-30
I LINK INC
filed 2002-08-14
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-17973

I-LINK INCORPORATED
(Exact name of registrant as specified in its charter)

FLORIDA	59-2291344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13751 S. Wadsworth Park Drive, Suite 200,  Draper, Utah 84020

(Address of principal executive offices)

(801) 576-5000
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No ☐

As of August 7, 2002, the registrant had outstanding 116,549,547 shares of $0.007 par value common stock.

PART 1  - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (Unaudited)	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$3,788,816	$4,662,532
Accounts receivable, less allowance for doubtful accounts of $722,805 and $1,862,988 as of June 30, 2002 and December 31, 2001, respectively	13,344,067	16,009,386
Asset held for sale	683,000	—
Other current assets	2,141,270	2,632,629
Total current assets	19,957,153	23,304,547

Furniture, fixtures, equipment and software, net	15,022,377	21,023,696

Other assets:
Intangible assets, net	443,339	1,330,839
Assets held for sale	450,561	—
Other assets	736,644	1,121,067
Total assets	$36,610,074	$46,780,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,671,626	$7,719,595
Accrued liabilities	14,247,209	12,270,231
Unearned revenue	367,848	1,986,675
Revolving credit facility and other current debt	8,661,366	10,004,862
Notes payable to related parties	24,554,466	17,540,140
Note payable – asset held for sale	776,180	—
Current portion of obligations under capital leases	3,276,869	3,034,293
Total current liabilities	55,555,564	52,555,796

Notes payable	276,125	1,147,364
Notes payable – related party	24,835,018	23,088,535
Obligations under capital leases	5,421,938	6,986,308
Total liabilities	86,088,645	83,778,003

Contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 769 at June 30, 2002 and December 31, 2001, liquidation preference of $761,310 at June 30, 2002	7,690	7,690
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,549,547 at June 30, 2002 and December 31, 2001	815,849	815,849
Additional paid-in capital	128,942,389	128,942,389
Accumulated deficit	(179,244,499)	(166,763,782)
Total stockholders’ deficit	(49,478,571)	(36,997,854)

Total liabilities and stockholders’ deficit	$36,610,074	$46,780,149

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Telecommunication services	$22,305,926	$19,408,441	$46,679,790	$23,829,424
Technology licensing and development	888,095	1,419,998	2,468,807	2,856,897
Other	410,975	518,459	799,596	1,185,042
Total revenues	23,604,996	21,346,898	49,948,193	27,871,363

Operating costs and expenses:
Telecommunication network expense	14,156,007	13,715,806	29,862,249	20,025,512
Selling, general and administrative	8,370,371	5,703,360	18,278,142	9,441,741
Provision for doubtful accounts	1,203,324	1,269,397	2,696,176	1,377,756
Depreciation and amortization	2,374,393	2,330,806	4,672,153	3,981,791
Research and development	464,665	523,614	847,158	1,590,372
Impairment of long-lived assets	1,863,122	—	1,863,122	—
Total operating costs and expenses	28,431,882	23,542,983	58,219,000	36,417,172

Operating loss	(4,826,886)	(2,196,085)	(8,270,807)	(8,545,809)

Other income (expense):
Interest expense	(2,061,044)	(666,792)	(4,233,597)	(1,014,633)
Interest and other income	10,040	23,590	23,687	51,661
Total other income (expense)	(2,051,004)	(643,202)	(4,209,910)	(962,972)
Net loss	$(6,877,890)	$(2,839,287)	$(12,480,717)	$(9,508,781)

Calculation of net income (loss) per common share:

Net Loss	$(6,877,890)	$(2,839,287)	$(12,480,717)	$(9,508,781)
Cumulative preferred stock dividends	—	(11,068)	—	(22,015)
Dividends accrued and paid on Class M redeemable preferred stock	—	—	—	(269,027)
Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial conversion features	—	—	—	15,512,473
Net income (loss) applicable to common stock	$(6,877,890)	$(2,850,355)	$(12,480,717)	$5,712,650

Basic and diluted weighted average shares outstanding	116,549,547	112,569,657	116,549,547	82,995,083
Net income (loss) per common share – basic and diluted	$(0.06)	$(0.03)	$(0.11)	$0.07

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(12,480,717)	$(9,508,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,672,153	3,981,791
Provision for doubtful accounts	2,696,176	1,377,756
Impairment of long-lived assets	1,863,122	—
Amortization of discount on notes payable to related party	1,176,428	103,919
Increase (decrease) from changes in operating assets and liabilities (net of effects of acquisitions of businesses):
Accounts receivable	(30,857)	(3,629,463)
Other assets	1,063,974	(1,475,736)
Unearned revenue	(1,618,827)	(10,177,534)
Accounts payable and accrued liabilities	(693,582)	4,304,467
Net cash used in operating activities	(3,352,130)	(15,023,581)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(821,385)	(716,953)
Acquisition of WorldxChange assets	—	(13,000,000)
Cash received from purchase of WebToTel	—	233,787
Net cash used in investing activities	(821,385)	(13,483,166)

Cash flows from financing activities:
Repayment on revolving credit facility, net	(1,310,830)	—
Proceeds from issuance of notes payable to related party	5,953,572	28,325,700
Payment of long-term debt	(21,149)	(9,136)
Payment of capital lease obligations	(1,321,794)	(222,989)
Proceeds from stock purchase plan	—	2,100
Net cash provided by financing activities	3,299,799	28,095,675

Decrease in cash and cash equivalents	(873,716)	(411,072)

Cash and cash equivalents at beginning of period	4,662,532	2,155,628

Cash and cash equivalents at end of period	$3,788,816	$1,744,556

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable to related party and associated accrued interest to Class M redeemable preferred stock	—	$10,305,072
Reclassification of Class M redeemable preferred stock from mezzanine	—	$22,039,892

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (I-Link or the Company).  The Company’s principal operations are twofold.  First, for the past five years the Company has developed and marketed enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities.  The communications solutions are delivered through the Company’s proprietary technologies.  Enhanced communications products and services are marketed through master agent and wholesale distributor arrangements with I-Link Communications Inc.  I-Link Communications is licensed by the FCC as well as state public utilities commissions.  The Company develops and licenses communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.

The second principal operation began on June 4, 2001, when I-Link’s subsidiary, WorldxChange Corp. (WorldxChange) began operations.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.  Marketing of the dial-around product is performed through direct marketing and a multi-level marketing channel comprised of independent marketing agents across the United States that receive a commission.  WorldxChange’s retail base is comprised of residential and commercial customers located throughout the United States.   Should the Debt Restructuring Agreement discussed in Note 8 be approved by I-Link shareholders and regulatory agencies, WorldxChange would cease to be a subsidiary of I-Link and thus its operations would cease to be consolidated with I-Link’s operations.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three and six-month periods ended June 30, 2002 and 2001, (b) the financial position at June 30, 2002, and (c) cash flows for the six-month periods ended June 30, 2002 and 2001.  The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001 and quarterly report on Form 10-Q for the three-months ended March 31, 2002.

The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of those to be expected for the entire year.

Counsel Corporation and its subsidiary Counsel Springwell Communications LLC (collectively “Counsel”) have committed to fund, through long-term inter-company advances or equity contributions, all capital investment, working capital or other operational cash requirements of I-Link (and its subsidiaries) in order for I-Link to continue as a going concern through April 15, 2003.  Should Counsel not be able to fund it’s commitment or not commit to fund I-Link beyond April 15, 2003 (or December 31, 2003 if the Debt Restructuring Agreement discussed in Note 8 is approved by shareholders and certain Federal and state regulatory agencies), I-Link’s ability to continue as a going concern could be significantly at risk.  There can be no assurance that Counsel will continue to provide funding after April 15, 2003 (or December 31, 2003 as applicable).

Should funds advanced from Counsel under their commitment be insufficient for whatever reason, additional funds would be necessary from public or private financing markets to successfully integrate and finance the continued operations of I-Link.  The availability of these capital sources will depend on prevailing market conditions, interest rates, and our financial position and results of operations. There can be no assurance that such financing will be available (or if available that they will be on terms and conditions favorable to I-Link), that we will receive any additional proceeds from the exercise of outstanding options and warrants or that we will not be required to arrange for additional debt, equity or other financing.

Note 2 – Summary of Significant Accounting Policies

Net income (loss) per share

Basic earnings per share is computed based on the weighted average number of I-Link common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.  As the Company had either a net loss or no dilutive potential common shares outstanding for the three and six-month periods ended June 30, 2002 and 2001, basic and diluted income (loss) per share are the same.

The net income per common share basic and diluted for the six-months ended June 30, 2001 includes a net gain to retained earnings of $30,292,319 attributed to the redemption on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor, LLC including redemption of the beneficial conversion feature related to such preferred stock.  In addition, there was a charge to retained earnings of $9,779,846, representing a contingent beneficial conversion feature on the Class N preferred stock resulting from the reset of the conversion price.  The net income per common share basic and diluted also reflects a $5,000,000 charge to retained earnings for the beneficial conversion feature related to the reissuance on March 1, 2001 of the Class M and Class N preferred stock to Counsel Springwell Communications, LLC (formerly Counsel Communications LLC).

Recent Accounting Pronouncements

In April 2002, Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued.  In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued.  SFAS No. 145 and 146 are required to be implemented in 2003.  The Company is currently assessing the potential impact, if any, the adoption of SFAS Nos. 145 and 146 will have on its financial position and results of operations.

Note 3 – Impairment of Long-lived Assets

An impairment of long-lived assets in the amount of $1,863,122 was recorded in the three-month period ended June 30, 2002.  The impairment related to two groups of assets in its telecommunications segment.  The first relates to the Company’s decision to sell a building it had used to house telecommunications equipment and employees.  The completion and deployment of the Company’s SS7 and enhanced routing software in the second quarter of 2002 eliminated the need for several telecommunication switches that had been housed in the building.  Accordingly, the Company no longer needs the building and during the second quarter entered into a contract to sell the building with a scheduled closing date in mid-August 2002.  As the selling price (net of selling costs) was less than the carrying value of the building, an impairment loss was recorded in the amount of $464,500.  As of June 30, 2002 the carrying value of the building ($683,000) has been classified as “Asset held for sale” in the current assets portion of the balance sheet and the note payable related to the building ($776,180) has been classified as “Note payable – asset held for sale” in the current liability section of the balance sheet.

The second group of assets includes several telecommunication switches that the Company no longer requires due to the Company’s SS7 and enhanced routing software of which development and deployment was completed in the second quarter of 2002.  This group of assets also includes equipment purchased in anticipation of continued deployment of the Company’s communication engine’s (“CE’s”) which are a component of the Company’s telecommunication network.  During the second quarter of 2002, the Company concluded that an augmentation of CE’s to the existing network related to anticipated customers was not likely to occur and that the probable course of action is to sell the equipment.  The Company is actively marketing the equipment directly to customers as well as engaging brokers to sell the equipment.  Estimates of proceeds are based upon actual sales and brokers’ estimates of liquidating values.  The Company anticipates that the sale of the equipment will be completed within one year.  During the quarter ended June 30, 2002, the Company recorded an impairment of $1,398,622 related to this group of assets.  The estimated net realizable value of this group of assets ($450,561) has been classified as “Assets held for sale” in the long-term asset portion of the balance sheet at June 30, 2002.

Note 4 – Note Payable to Related Party

On June 6, 2001, I-Link and Counsel Corporation (US) entered into a Loan and Security Agreement (Loan Agreement) pursuant to which Counsel Corporation (US) agreed to advance to I-Link up to $10,000,000.  In connection with the Loan Agreement, I-Link executed a note payable to Counsel Corporation (US), due June 6, 2002.  The loan is collateralized by all of the assets of I-Link.  Outstanding balances (including any accrued and unpaid interest) under the loan bear interest at 10% per annum, which interest is payable quarterly in arrears following the last business day of each quarter.  However, Counsel Corporation (US) may (and has elected to do so through June 30, 2002) at its sole election allow interest to accrue and become payable at the end of the term.  Effective June 27, 2002, the agreement was amended to increase the loan agreement to $24,306,866 of which $23,023,893 had been advanced as of June 30, 2002 and the additional $1,282,973 was advanced in July 2002.

The full $10,000,000 available under the Loan Agreement was advanced during the year ended December 31, 2001 and, together with accrued interest, was due and payable to Counsel US on June 6, 2002.  During 2001 and as of December 31, 2001, Counsel US had advanced an additional $7,070,320 to I-Link, and from January to June 2002 advanced I-Link an additional $5,953,573.  There were no formal agreements related to the conditions and terms of repayment of such amount, but it was anticipated that the terms would be substantially the same as those contained in the Loan Agreement.

On July 25, 2002, I-Link, Council Corporation (US) and Counsel Springwell entered into a Debt Restructuring Agreement  (see Note 8) under which the total amount of principal under the June 6, 2001 Loan Agreement ($24,306,866) and accrued interest ($1,606,670) as of July 12, 2002, will, if the Debt Restructuring Agreement is approved by the I-Link shareholders and regulatory agencies, be exchanged for common stock of I-Link.

Note 5 – Income Taxes

The Company recognized no income tax benefit from the losses generated in 2002 and 2001 because of the uncertainty of the realization of the related deferred tax asset.

Note 6 – Legal Proceedings

On January 18, 2001, I-Link filed action an against Red Cube, International AG and Red Cube, Inc. (Red Cube) in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link’s proprietary technology, telecommunications network, key employees and customers.  I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link’s employees, vendors and customers.  Red Cube subsequently filed a motion to dismiss the action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link.  The court found that I-Link’s claims were “related to” the Cooperation and Framework Agreement and granted Red Cube’s motion to dismiss for lack of subject matter jurisdiction.  The dismissal resulted in this issue being submitted for AAA arbitration pursuant to the Cooperation and Framework Agreement.

On January 24, 2001, Red Cube International AG delivered a written demand for arbitration and commenced an arbitration proceeding in New York alleging that I-Link breached the Cooperation and Framework Agreement by (i) threatening a shut-down of I-Link’s IP telecommunications network, (ii) the resignation of certain employees, and (iii) I-Link’s alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network.  I-Link denied these allegations.  I-Link filed a counterclaim against Red Cube International AG and filed a third-party claim against Red Cube Inc., seeking compensatory and/or punitive damages including damages for Red Cube International AG’s breach of the Cooperation and Framework Agreement and the June 2000 Revenue Sharing Agreement, Red Cube’s default under a subsequent agreement to provide approximately $60,000,000 in equity funding to I-Link, and engaging in a scheme to drive I-Link out of business and obtain control of I-Link’s proprietary technology, telecommunications network, key employees and customers.    An evidentiary arbitration hearing was scheduled for July 9 through July 11, 2002 at which the parties were to present their respective claims and defenses.  On July 9, 2002, I-Link appeared and presented evidence in support of its claims and defenses, however, no one appeared for or on behalf of Red

Note 6 – Legal Proceedings, continued

Cube.  The arbitration hearing concluded on July 9, 2002 with the arbitration panel taking all claims and defenses under advisement.  The arbitration panel has not yet issued its decision. While the Company cannot predict the ultimate outcome of any legal proceeding, in the opinion of the Company, damages, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

On November 9, 2000 D/Vit, Inc (Dvit) filed an action against I-Link in federal court in Texas alleging that I-Link’s use of the “V-Link” trademark infringed upon Dvit’s intellectual property rights in the mark “V Linc”.  Dvit’s complaint sought damages and an injunction enjoining I-Link’s use of the mark “V-Link”.  On August 22, 2001 the court issued a preliminary injunction enjoining I-Link’s use of the “V-Link” mark.  I-Link had already elected to change the name of its product to “I-Link One Number”.  On February 14, 2002 I-Link filed a motion for summary judgment asking the court to rule as a matter of law that I-Link’s past use of the “V-Link” mark did not constitute an infringement upon Dvit’s intellectual property rights in the “V Linc” mark.  Also on February 14, 2002, Dvit filed a motion for partial summary judgment asking the court to determine as a matter of law that I-Link’s prior use of the “V-Link” mark infringed upon Dvit’s rights in the “V Linc” mark.  On May 8, 2002 the court issued a Memorandum and Order (Order) denying I-Link’s motion for summary judgment and granting Dvit’s partial motion for summary judgment.  The court’s Order did not address possible damages.  No trial date has been set and the court has invited the parties to file further dispositive motions. While the Company cannot predict the ultimate outcome of any legal proceeding, in the opinion of the Company, damages, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

The Company is involved in litigation relating to other claims arising out of its operations in the normal course of business.   Such litigation and arbitration is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Note 7 – Intangible Assets

Intangible assets consisted of the following at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
Intangible assets subject to amortization:
Acquired technology	$8,875,000	$8,875,000
Accumulated amortization	(8,875,000)	(7,987,500)
Net intangible asset	—	887,500

Intangible assets not subject to amortization:
Goodwill	173,339	173,339
Other intangible assets	270,000	270,000
	443,339	443,339
Total intangible assets	$443,339	$1,330,839

Aggregate amortization expense of intangibles for the three and six months ended June 30, 2002 was $443,750 and $887,500, respectively.  The intangible assets subject to amortization were fully amortized in the quarter ending June 30, 2002.

Note 7 – Intangible Assets, continued

The following represents what the net loss for the three and six months ended June 30, 2001 would have been exclusive of amortization expense recognized in that period related to goodwill and intangible assets that are no longer being amortized.

	For the Three Months Ended June 30, 2001	For the Six Months Ended June 30, 2001

Reported net loss	$(2,839,287)	$(9,508,781)
Add back: goodwill amortization	546,892	819,690
Add back: amortization of other intangible assets not subject to amortization	13,500	27,000
Adjusted net loss	$(2,278,895)	$(8,662,091)

The following represents what the net income (loss) per share applicable to common stock for the three and six months ended June 30, 2001 would have been exclusive of amortization expense recognized in that period related to goodwill and intangible assets that are no longer being amortized.

	For the Three Months Ended June 30, 2001	For the Six Months Ended June 30, 2001

Net income (loss) per share	$(0.03)	$0.07
Goodwill amortization	0.01	0.01
Other intangibles amortization	0.00	0.00
Adjusted net income (loss) per share	$(0.02)	$0.08

Note 8 – Subsequent Event

In the Fall of 2001, I-Link formed a special committee of its two independent Directors (the Special Committee) in order to negotiate, on the behalf of I-Link, the terms and conditions upon which Counsel Springwell Communications LLC  (the owner of approximately 68% of the outstanding common stock of I-Link) and Counsel Corporation (US) (collectively “Counsel”) would continue to fund the operations and cash requirements of I-Link, among other things.  On July 25, 2002, the Company and Counsel entered into a Debt Restructuring Agreement (“Agreement”).  The Agreement was negotiated and approved by a Special Committee of the Board of Directors comprised of the two independent Directors of I-Link.  The Special Committee retained a financial advisor, which has determined that the Agreement is fair, from a financial point of view, to the stockholders of I-Link, other than Counsel and its affiliates.  Ultimate approval of the Agreement requires (1) shareholder approval at the Company’s next shareholder meeting (to be held as soon as practicable) and (2) the approval of certain Federal and state regulatory agencies.  The Board of Directors of I-Link has unanimously approved and recommended the Agreement.  Counsel has indicated that it will vote in favor of approval of the Agreement.  Closing of the Agreement is to take place within three days after obtaining shareholder approval.  The Agreement includes the following terms:

1.               Counsel currently has a written commitment to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements (which amounts are currently unknown) of I-Link through April 15, 2003.  That commitment shall be extended to December 31, 2003.

2.               Principal ($24,306,866) and accrued interest ($1,606,670), as of July 12, 2002, under the June 6, 2001 Loan Agreement  (as amended on June 27, 2002), will be exchanged for common stock of I-Link at $0.18864 (representing the average closing price of I-Link’s common stock during May 2002).  This will result in the issuance of 137,370,314 shares of I-Link Common stock upon closing.

Note 8 – Subsequent Event, continued

3.               In connection with I-Link’s acquisition of WorldxChange, Counsel loaned WorldxChange $14,850,000 (of which $12,350,000 remains outstanding) to purchase certain assets.  In connection with this loan, I-Link issued to Counsel warrants to purchase 15,000,000 shares of I-Link common stock exercisable at $.60 per share and guaranteed WorldxChange’s debt to Counsel. As part of this Agreement, the warrants shall be surrendered to I-Link for cancellation and I-Link will be released as a guarantor of the WorldxChange debt to Counsel.

4.               I-Link shall convey, transfer and assign to Counsel, I-Link’s 100% ownership of WorldxChange.

5.               Counsel shall pay $1,000,000 at closing and $181,000 (which amount has been paid as of this date) at signing to I-Link, representing (1) all costs incurred by I-Link in the original acquisition of WorldxChange; (2) the purchase from I-Link of certain assets related to it’s investment in WorldxChange; and (3) invoices received by I-Link through July 23, 2002 relative to this Agreement.

6.               Counsel has agreed to fund a specified amount of $2,329,491in an Operating Commitment (as described in the Agreement) to meet I-Link’s anticipated operational cash needs through December 31, 2002.  In addition to the Operating Agreement, Counsel shall advance to I-Link:

•                  any and all amounts paid or payable by I-Link to shareholders of I-Link that exercise their dissenters’ rights in connection with the transactions subject to this Agreement;

•                  the amount, if any, in excess of the amount budgeted in the Operating Plan for the annual premium to renew the existing Directors and Officers insurance coverage (which is and shall be separate and distinct from insurance policies maintained by Counsel or their affiliated entities) for an additional two years from the current date of its expiration in November 2002, and Counsel and Counsel Springwell represent and covenant that they will do any and all things reasonably necessary to cause such insurance to be continued in effect until at least November 2004 in types and amounts that are, at a minimum, currently in force, so long as such insurance is available on commercially reasonable terms;

•                  such amounts as  may be required to be paid by I-Link to third parties in respect of costs, fees and contingencies that are not contemplated by the Operating Plan, including but not limited to litigation and settlement costs, carrier disputes and payables, and other potential liabilities;

•                  any amounts which I-Link is billed by WorldxChange in excess of WorldxChange’s per minute billing to I-Link based upon WorldxChange’s true NPA/NXX cost per minute to outside carriers under our agreement with WorldxChange.

Such funding shall be provided from time to time, when, as and if requested in writing by I-Link.

7.               Counsel shall reimburse I-Link for all costs, fees and expenses, in connection with the Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred, including the Special Committee’s costs to negotiate this Agreement and costs related to obtaining shareholder approval.

8.               The issuance of common stock by I-Link pursuant to this Agreement will result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2002 Loan Agreement.  Whereas the conversion price for the March 1, 2002 Loan Agreement had been $0.56, the new conversion price will be $0.39221.

The restructuring is subject to shareholder approval and the approval of certain Federal and state regulatory agencies.

Amounts received by I-Link from Items 5 and 6 above shall, upon receipt by I-Link, be immediately converted into common stock of I-Link.  Any funding provided by Counsel Springwell pursuant to this Agreement prior to December 31, 2002 shall constitute a purchase of common stock for a purchase price per share of $0.18864.  Any funding provided by Counsel Springwell in each month during the 2003 calendar year shall constitute a purchase of additional shares of common stock for a purchase price per share equal to the average closing transaction price for a share of common stock for the immediately preceding month.

Note 8 – Subsequent Event, continued

Any amounts received by I-Link from Items 4 and 7 shall not be treated as advances, loans or stock purchases, nor shall such amounts be subject to conversion into common stock of I-Link.

Monies received in Item 4 above ($1,181,000) shall be set aside in a reserve.  In the event the cash requirements of I-Link during the remaining months of 2002 are greater than $2,329,491 (Item 6 above), I-Link shall apply the amounts in the reserve to fund such additional cash requirement and, in the event the reserve is not sufficient to fund the aggregate amount of such additional cash requirements, Counsel Springwell shall provide such additional cash as provided in their commitment to I-Link (see Item 5 above).  Should the reserve not be disbursed as explained, the reserve shall be disbursed at the discretion of the Board of Directors of I-Link.

If the Agreement is approved by shareholders and regulatory agencies, one of the results of the Agreement would be that WorldxChange would no longer be a subsidiary of I-Link and accordingly WorldxChange’s results of operations would not be consolidated with I-Link’s results of operations in the future.

The Company is currently evaluating how it will account for the Debt Restructuring Agreement if approved.  However, it is anticipated that the transaction will be accounted for at book value and will not result in a future gain or loss to the Company.

Note 9 – Segment of Business Reporting

Segment of business reporting is based upon the “management” approach as defined in Statement of Financial Accounting Standards (SFAS) No. 131.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  Based on the management approach, the Company’s three reportable segments are as follows:

•                  Telecommunications services – includes long-distance toll services and enhanced calling features such as One-Number.  The telecommunications services products are marketed primarily to residential and small business customers.

•                  Dial-around telecommunication services – includes operations of WorldxChange that offers a dial-around telecommunications product through independent marketing agents.  This segment and business was entered into effective June 4, 2001 with the Company’s purchase of certain assets and liabilities of WorldxChange Communications, Inc.  Should the Debt Restructuring Agreement (see Note 8 above) be approved by the shareholders and certain Federal and state regulatory agencies, WorldxChange would cease to be our subsidiary and thus this segment of business would also cease to exist.

•                  Technology licensing and development – provides research and development to enhance the Company’s product and technology offerings.  Products developed by this segment include One-Number and other proprietary technology.  The Company licenses certain developed technology to third party users.

There are no intersegment revenues.  The Company’s business is conducted principally in the U.S.; foreign operations are not material.  The table below presents information about revenues from external customers and net loss for the three-month and six-month periods ended June 30, 2002 and 2001.  There has been no material change in segment assets (other than the impairment to long-lived assets in the telecommunication services segment as discussed in Note 3 above) from the amounts reported in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues from external customers:
Telecommunications services	$2,006,000	$13,995,000	$4,162,000	$19,082,000
Dial-around telecommunication services	20,711,000	5,932,000	43,317,000	5,932,000
Technology licensing and development	888,000	1,420,000	2,469,000	2,857,000

Total revenues from external customers for reportable segments	$23,605,000	$21,347,000	$49,948,000	$27,871,000

Segment income (loss):
Telecommunications services	$(3,624,000)	$714,000	$(6,485,000)	$(2,142,000)
Dial-around telecommunication services	(653,000)	(1,242,000)	(2,066,000)	(1,242,000)
Technology licensing and development	185,000	406,000	1,104,000	378,000

Total segment income (loss) for reportable segments	(4,092,000)	(122,000)	(7,447,000)	(3,006,000)
Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(137,000)	(74,000)	(272,000)	(104,000)
Amortization of intangible assets	(740,000)	(548,000)	(888,000)	(1,096,000)
Other corporate expenses	(1,909,000)	(2,095,000)	(3,874,000)	(5,303,000)
	$(6,878,000)	$(2,839,000)	$(12,481,000)	$(9,509,000)

Item 2 - Management’s Discussion and Analysis and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Form 10-K for the year ended December 31, 2001 and Form 10-Q for the quarter ended March 31, 2002.

Forward-Looking Information

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

•                  our ability to finance and manage growth;

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

•                  our ability to maintain, operate and upgrade our operating and information systems networks;

•                  the demand for and acceptance of our products and services (including but not limited to dial-around service and One-Number service);

•                  the ability of I-Link to refinance its existing debt and to fund its operating deficit;

•                  Counsel Corporation (US) and Counsel Communications LLC’s meeting their funding commitment; and

•                  other risks referenced from time to time in our filings with the SEC.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward–looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Operations

Our principal operations are twofold.  First, for the past five years we have developed and marketed enhanced communications products and services utilizing our own private intranet and both owned and leased network switching and transmission facilities.  The communications solutions are delivered through our proprietary technologies.  Enhanced communications products and services are marketed through master agent and wholesale distributor arrangements with I-Link Communications Inc., our wholly owned subsidiary that is licensed with the FCC and state public utilities commissions as a long-distance carrier.  We develop and license communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.  The second principal operation began on June 4, 2001, when our subsidiary, WorldxChange Corporation (WorldxChange) began operations.

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

In the Fall of 2001, I-Link formed a special committee of its two independent Directors (the Special Committee) in order to negotiate, on the behalf of I-Link, the terms and conditions upon which Counsel Springwell Communications LLC  (the owner of approximately 68% of the outstanding common stock of I-Link) and Counsel Corporation (US) (collectively “Counsel”) would continue to fund the operations and cash requirements of I-Link, among other things.  On July 25, 2002, the Company and Counsel entered into a Debt Restructuring Agreement (“Agreement”).  The Agreement was negotiated and approved by a Special Committee of the Board of Directors comprised of the two independent Directors of I-Link.  The Special Committee retained a financial advisor, which has determined that the Agreement is fair, from a financial point of view, to the stockholders of I-Link, other than Counsel and its affiliates.  Ultimate approval of the Agreement requires (1) shareholder approval at the Company’s next shareholder meeting (to be held as soon as practicable) and (2) the approval of certain Federal and state regulatory agencies.  The Board of Directors of I-Link has unanimously approved and recommended the Agreement.  Counsel has indicated that it will vote in favor of approval of the Agreement.  Closing of the Agreement is to take place within three days after obtaining shareholder approval.  The Agreement includes the following terms:

1.               Counsel currently has a written commitment to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements (which amounts are currently unknown) of I-Link through April 15, 2003.  That commitment shall be extended to December 31, 2003.

2.               Principal ($24,306,866) and accrued interest ($1,606,670), as of July 12, 2002, under the June 6, 2001 Loan Agreement  (as amended on June 27, 2002), will be exchanged for common stock of I-Link at $0.18864 (representing the average closing price of I-Link’s common stock during May 2002).  This will result in the issuance of 137,370,314 shares of I-Link Common stock upon closing.

3.               In connection with I-Link’s acquisition of WorldxChange, Counsel loaned WorldxChange $14,850,000 (of which $12,350,000 remains outstanding) to purchase certain assets.  In connection with this loan, I-Link issued to Counsel warrants to purchase 15,000,000 shares of I-Link common stock exercisable at $.60 per share and guaranteed WorldxChange’s debt to Counsel. As part of this Agreement, the warrants shall be surrendered to I-Link for cancellation and I-Link will be released as a guarantor of the WorldxChange debt to Counsel.

4.               I-Link shall convey, transfer and assign to Counsel, I-Link’s 100% ownership of WorldxChange.

5.               Counsel shall pay $1,000,000 at closing and $181,000 (which amount has been paid as of this date) at signing to I-Link, representing (1) all costs incurred by I-Link in the original acquisition of WorldxChange; (2) the purchase from I-Link of certain assets related to its investment in WorldxChange; and (3) invoices received by I-Link through July 23, 2002 relative to this Agreement.

6.               Counsel currently has a written commitment to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements (which amounts are currently unknown) of I-Link through April 15, 2003.  That commitment shall be extended to December 31, 2003.

7.               Counsel has agreed to fund a specified amount of $2,329,491in an Operating Commitment (as described in the Agreement) to meet I-Link’s anticipated operational cash needs through December 31, 2002.  In addition to the Operating Agreement, Counsel shall advance to I-Link:

•                  any and all amounts paid or payable by I-Link to shareholders of I-Link that exercise their dissenters’ rights in connection with the transactions subject to this Agreement;

•                  the amount, if any, in excess of the amount budgeted in the Operating Plan for the annual premium to renew the existing Directors and Officers insurance coverage (which is and shall be separate and distinct from insurance policies maintained by Counsel or their affiliated entities) for an additional two years from the current date of its expiration in November 2002, and Counsel and Counsel Springwell

represent and covenant that they will do any and all things reasonably necessary to cause such insurance to be continued in effect until at least November 2004 in types and amounts that are, at a minimum, currently in force, so long as such insurance is available on commercially reasonable terms;

•                  such amounts as  may be required to be paid by I-Link to third parties in respect of costs, fees and contingencies that are not contemplated by the Operating Plan, including but not limited to litigation and settlement costs, carrier disputes and payables, and other potential liabilities;

•                  any amounts which I-Link is billed by WorldxChange in excess of WorldxChange’s per minute billing to I-Link based upon WorldxChange’s true NPA/NXX cost per minute to outside carrier’s under our agreement with WorldxChange.

Such funding shall be provided from time to time, when, as and if requested in writing by I-Link.

8.               Counsel shall reimburse I-Link for all costs, fees and expenses, in connection with the Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred including the Special Committee costs to negotiate this Agreement and costs related to obtaining shareholder approval.

9.               The issuance of common stock by I-Link pursuant to this Agreement will result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2002 Loan Agreement.  Whereas the conversion price for the March 1, 2002 Loan Agreement had been $0.56, the new conversion price will be $0.39221.

Amounts received by I-Link from Items 5 and 6 above shall, upon receipt by I-Link, be immediately converted into common stock of I-Link.  Any funding provided by Counsel Springwell pursuant to this Agreement prior to December 31, 2002 shall constitute a purchase of common stock for a purchase price per share of $0.18864.  Any funding provided by Counsel Springwell in each month during the 2003 calendar year shall constitute a purchase of additional shares of common stock for a purchase price per share equal to the average closing transaction price for a share of common stock for the immediately preceding month.

Any amounts received by I-Link from Items 4 and 7 above shall not be treated as advancements, loans or stock purchases, nor shall such amounts be subject to conversion into common stock of I-Link.

Monies received in Item 4 above ($1,181,000) shall be set aside in a reserve.  In the event the cash requirements of I-Link during the remaining months of 2002 are greater than $2,329,491 (Item 6 above), I-Link shall apply the amounts in the reserve to fund such additional cash requirement and, in the event the reserve is not sufficient to fund the aggregate amount of such additional cash requirements, Counsel Springwell shall provide such additional cash as provided in their commitment to I-Link (see Item 5 above).  Should the reserve not be disbursed as explained, the reserve shall be disbursed at the discretion of the Board of Directors of I-Link.

If the Agreement is approved by shareholders and regulatory agencies, one of the results of the Agreement would be that WorldxChange would no longer be a subsidiary of I-Link and accordingly WorldxChange’s results of operations would not be consolidated with I-Link’s results of operations in the future.

The Company is currently evaluating how it will account for the Debt Restructuring Agreement if approved.  However, it is anticipated that the transaction will be accounted for at book value and will not result in a future gain or loss to the Company.

We have several issued patents and we utilize the technology underlying those patents in providing our products and services.  We have also licensed certain portions of that technology to third parties. We have several patent applications that are currently pending before United States Patent and Trademark Office (USPTO).  Recently we received notification from the USPTO that our “voice internet transmission system” patent (VoIP Patent) application has been allowed and we expect it to be issued in the near term.  While we are using the technology underlying the VoIP Patent in our business, we are also investigating whether and to what extent this VoIP Patent is licensable to third parties

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2002 were $3,788,816 and the working capital (current assets less current liabilities) deficit was $35,598,410.  However, if the Debt Restructuring Agreement discussed above is approved by the shareholders and certain Federal and state regulatory agencies, the working capital deficit would be reduced by $24,554,466.  Cash used by operating activities during the six month period ended June 30, 2002 was $3,352,130 as compared to $15,023,581 during the same period ended June 30, 2001. The net decrease in cash used in 2002 was primarily due to: (1) a decrease of $1,972,477 in our net loss after allowance for non-cash expenses, in addition to (2) a decrease in cash used of $9,698,974 associated with timing of collections and payments related to accounts receivable, other assets, accounts payable and accrued liabilities.

Net cash used in investing activities in the six-month period ended June 30, 2002 was $821,385 as compared to net cash used of $13,483,166 in the same period ended June 30, 2001.  In the first six months of 2002, cash used in investing activities was attributable to the purchase of furniture, fixtures, equipment and software.  Cash used in investing activities in the first six-months of 2001 was attributed to $13,000,000 used to purchase the net assets of WorldxChange and $716,953 used to purchase furniture, fixtures, equipment and software.  Cash of $233,787 received as part of the WebToTel acquisition offset these uses of cash.

Financing activities provided net cash of $3,299,799 in the first six months of 2002 as compared to cash provided of $28,095,675 in the same period of 2001.  Cash provided in 2002 included proceeds of $5,953,572 from notes payable to a related party.   These proceeds were offset by net repayment of $1,310,830 on the WorldxChange revolving credit facility and repayments of $1,342,943 on long-term debt and capital lease obligations.  Cash provided in the first six months of 2001 included $28,325,700 (of which $13,000,000 was used to purchase the net assets of WorldxChange) in proceeds from notes to a related party and $2,100 from the issuances of common stock.  Repayments of long-term debt and capital lease obligations of $232,125 offset these proceeds.

We incurred a net loss from operations of $12,480,717 for the six-months ended June 30, 2002 and as of June 30, 2002 had an accumulated deficit of $179,244,499.  We anticipate that revenues generated from operations will not be sufficient during the remainder of 2002 and into 2003 to fund our operations or potential development of new products or markets for existing products.

We continue to be dependant upon funding from our majority stockholder, Counsel Springwell Communications LLC (formerly Counsel Communications LLC), and its parent Counsel Corporations (US) to fund our operational cash needs (see discussion in “Current Position/Future Requirements” below).

Current Position/Future Requirements

Our current business plan of continued market penetration and deployment of our products and services anticipates needed financial resources during the last six months of 2002 at lower levels than those experienced in first six months of 2002.  The decrease is primarily a result of our determination which began in late 2001, to more appropriately size the operations of I-Link (excluding WorldxChange) to its revenue streams.  To more appropriately size the operations I-Link, we have:

•                  reduced a significant part of our fixed network, specifically, leased lines for origination and termination from our backbone network.  Instead of using these leased lines for origination and termination, we determined that given current revenue levels, it would be more economical to originate and terminate traffic on our subsidiary’s (WorldxChange) and other carrier’s networks, which we began to do in late 2001.  This transition (effectively completed in April 2002) has resulted in significant cost savings (see discussion of telecommunication expenses below).

•                  made several strategic reductions in our employee base from approximately 114 at January 1, 2002 to approximately 75 at June 30, 2002.

•                  consolidated our employee workforce and operations in Draper, Utah which will result in overhead cost savings.

On July 25, 2002 I-Link and Counsel agreed to a Debt Restructuring Agreement (see discussion of Agreement under “Operations” above), which will (if approved by the shareholders and certain Federal and state regulatory agencies) assist us in meeting our near term financial needs.  Specifically, the agreement calls for Counsel to:

•                  exchange principal ($24,306,866) and accrued interest ($1,606,670) which was due June 6, 2002 under the June 6, 2001 Loan Agreement, for common stock of I-Link.

•                  extend Counsel’s current written commitment to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements (which amounts are currently unknown) of I-Link through April 15, 2003 to December 31, 2003.

•                  fund a specified amount in an Operating Commitment to I-Link of $2,329,491 to meet I-Link’s anticipated operational cash needs through December 31, 2002.

•                  pay I-Link $1,000,000 at closing and $181,000 at signing, which amounts shall be set aside in a reserve to be used by I-Link in the event the cash requirements of I-Link during the remaining months of 2002 are greater than the $2,329,491.

While the above efforts have and will continue to reduce I-Link’s costs, they will not of themselves remove our overall reliance on increased revenues and/or outside funding to meet our operational cash needs.  We continue to review our products and related marketing efforts to increase our product revenues, but to date we have not been able to generate revenues in excess of our expenses and there is no guarantee that we will in the future.  We continue to rely on financial resources currently available to us and investigate other funding sources that may become available to us in the future.  Accordingly, we continue to rely on our agreement with Counsel wherein Counsel has committed to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements of I-Link in order for I-Link to continue as a going concern through April 15, 2003 (which commitment will be extended to December 31, 2003 if the Debt Restructuring Agreement discussed above is approved by shareholders and certain Federal and state regulatory agencies).

The amount and timing of Counsel’s advances to I-Link will have a direct impact on the future operations of I-Link such as, but not limited to, research and development and continued offering of I-Link’s current or future products.  Should funds advanced from Counsel under their commitment be insufficient for whatever reason, additional funds would be necessary from public or private financing markets to successfully integrate and finance the continued operations of I-Link.  The availability of these capital sources will depend on prevailing market conditions, interest rates, and our financial position and results of operations. There can be no assurance that such financing will be available, (or if available that they will be on terms and conditions favorable to I-Link) that we will receive any additional proceeds from the exercise of outstanding options and warrants or that we will not be required to arrange for additional debt, equity or other financing.

For the three months ended June 30, 2002, WorldxChange has been cash flow positive and during the same time has repaid $1.78 million on its revolving credit facility.  WorldxChange believes that it has sufficient availability under its revolving credit facility to support its working capital and capital expenditure needs.

Results of Operations

In order to more fully understand the comparison of the three and six month periods ended June 30, 2002 as compared to the same three and six month periods ended June 30, 2001, two significant business transactions that occurred in 2001 must be understood.  Specifically:

1.               On June 4, 2001 our wholly owned subsidiary, WorldxChange, purchased certain assets and liabilities of WorldxChange Communication, Inc. and began operations.  WorldxChange offers a dial-around telecommunications product.  We did not offer a comparable product prior to June 4, 2001.  Accordingly, the three and six months periods ended June 30, 2001 include the results of operations of WorldxChange from June 4 to June 30, 2001, whereas the three and six month periods ended June 30, 2002 include the results of operations of WorldxChange for the entire period presented.

2.               We acquired WebToTel Incorporated and its subsidiary Nexbell Communications in a stock for stock transaction on April 17, 2001.  However, as WebToTel and I-Link were under common control of Counsel as of March 1, 2001 (the date Counsel obtained its ownership in I-Link), we have accounted for the acquisition on an accounting method consistent with the pooling-of-interests method of accounting as of March 1, 2001.  Accordingly, the three and six month periods ended June 30, 2001 included the results of operations of WebToTel and Nexbell beginning March 1, 2001.  In the fourth quarter of 2001, we ceased to offer Nexbell’s only product and thus the three and six month periods ended June 30, 2002 do not have any significant revenue or expenses related to Nexbell.

Three-Month Period Ended June 30, 2002 Compared to Three-Month Period Ended June 30, 2001

Revenues

Telecommunications service revenue increased $2,897,485 to $22,305,926 in the three months ended June 30, 2002 as compared to $19,408,441 in the three months ended June 30, 2001. The primary reason for the increase related to WorldxChange revenues of $20,984,210 in 2002 (representing three months of revenue) compared to $5,932,423 in 2001 (representing approximately one month of revenue).  This increase was offset by revenue decreases primarily from:

(1)          revenues of $9,543,000 recognized in the second quarter of 2001 related to prepaid services which were not used by June 30, 2001 as required per the agreement;

(2)          revenues of approximately $866,000 from wholesale relationships with a few customers which we ceased to offer in the fourth quarter of 2001 when we reduced our leased lines used for origination and termination associated with our network backbone (see discussion of network costs below);

(3)          revenues of approximately $719,000 from I-Link’s largest wholesale customer primarily related to a continuing reduction in the number of subscribers; and

(4)          revenues of approximately $868,000 from Nexbell’s telecommunications products for the three months ended June 30, 2001 that did not recur in 2002 as we ceased offering this product in the fourth quarter of 2001.

Technology licensing and development revenue decreased $531,903 to $888,095 in the second quarter of 2002 as compared to $1,419,998 in the same quarter of 2001.  During the three months ended June 30, 2002, licensing revenues were primarily from a $10,000,000 licensing agreement executed in May 2000, between Red Cube and I-Link that was recorded over a two-year period which ended in May 2002.  Accordingly, $416,666 was recorded as revenue in the second quarter of 2002 as compared to $1,250,000 in the second quarter of 2001.  As the term of the Red Cube license agreement expired in April 2002, there will be no further Red Cube licensing revenues in the future.  Other than Red Cube as discussed above, technology licensing and development revenues increased $301,431 to $471,429 in the second quarter of 2002 as compared to $170,000 in the same period of 2001.  As of June 30, 2002, we have future payments due to us of $4,500,000 under two licensing agreements.  However, both of the agreements are in default for non-payment and the collection of the future payments is doubtful.  As we have not recognized revenues in excess of cash payments received, there will not be a provision for doubtful accounts in the future in the event that the obligations under these two contracts are not received.  We anticipate revenues from this source will be reduced in the third and fourth quarters due to the defaults of these two agreements.  Revenue from this source will vary from quarter to quarter based on timing of future technology licensing and development projects.

Other revenues in the second quarter of 2002 decreased $107,484 to $410,975 as compared to $518,459 in the same period of 2001.  The revenues relate primarily to customer care, billing and accounts receivable services performed primarily for our single largest customer.  The decrease from the second quarter of 2001 to the second quarter of 2002 was primarily related to a decrease in its subscriber base.  Revenues from these services are expected to decrease slightly in the third quarter of 2002.  Revenues from these types of services vary from period to period based upon services requested.

Operating costs and expenses

Telecommunication network expense increased $440,202 in the second quarter of 2002 to $14,156,008 as compared to $13,715,806 for the same quarter of 2001. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenues.  Telecommunication network expense increased $6,921,951 to $12,237,172 in 2002 (representing three months of expense) compared to $5,315,221 in 2001 (representing approximately one month of expense) related to the services rendered by WorldxChange.  This increase was offset primarily by reductions of approximately:

(1)          $1,751,000 related to the inclusion of Nexbell related expenses in 2001 that did not recur in 2002;

(2)          $1,900,000 in costs related to services rendered to Red Cube under their contract in 2001 that did not recur in 2002;

(3)          $2,426,000 in network fixed and variable costs as a result of our decision in late 2001 when we determined it was not economically justifiable to continue to maintain a significant part of our fixed network, specifically, leased lines for origination and termination from our backbone network.  Instead of using these leased lines for origination and termination, it was determined that given current revenue levels, it would be more economical to originate and terminate traffic on our subsidiary’s (WorldxChange) and other carrier’s networks which we began to do in late 2001, which transition was effectively completed in April 2002;

(4)          $401,000 related to various fees, commissions and other overhead costs primarily related to the decline in I-Link revenues.

Selling, general and administrative expense increased $2,667,011 to $8,370,371 in the second quarter of 2002 as compared to $5,703,360 in the second quarter of 2001. The primary component of the net increase was additional selling, general and administrative expenses of $6,179,290 in the second quarter of 2002 (representing three months of expense) related to WorldxChange as compared to $1,143,881 in 2001 (representing approximately one month of expense).  Offsetting this increase were expenses of $552,745 in the second quarter of 2001 related to WebToTel that did not recur in 2002.  The increase was further offset by cost savings of $1,761,000 related to the workforce reductions in December 2001 through May 2002 (which included reduction in facilities, materials, etc.), reductions in professional fees related to litigation and stock market delisting expenses and other cost cutting measures instigated by management.

The provision for doubtful accounts decreased $66,073 to $1,203,324 in the second quarter of 2002 as compared to $1,269,397 in the same quarter of 2001.  The overall decrease was primarily a result of two components:

(1)          an increase of $969,910 in WorldxChange’s provision to $1,250,880 in the second quarter of 2002 (representing three months of expense) as compared to $280,970 in 2001 (representing approximately one month of expense); and

(2)          a provision for one major customer in the amount of $975,000 in the second quarter of 2001 that did not recur in 2002.

Depreciation and amortization increased $43,587 to $2,374,393 in the second quarter of 2002 as compared to $2,330,806 in the second quarter of 2001.  An increase of $649,215 was related to a provision of $976,923 in the second quarter of 2002 (representing three months of expense) related to the WorldxChange as compared to $327,708 in 2001 (representing approximately one month of expense).  The increase is offset by:

(1)          a reduction of $503,110 related to depreciation of WebToTel assets in the second quarter of 2001 which did not recur in 2002; and

(2)          goodwill amortization of approximately $90,000 that did not recur in the second quarter of 2002 due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 effective January 1, 2002 which eliminated the periodic amortization of goodwill.

Research and development decreased $58,949 to $464,665 in the second quarter of 2002 as compared to $523,614 in the same period of 2001.  The decrease was primarily a result of our decision to consolidate our research operations at our headquarters in Draper, Utah and to curtail research and development activities in order to concentrate our financial resources on sales and marketing of existing products.  We anticipate that research and development expense will continue at a comparable amount during the remainder of 2002.

An impairment of long-lived assets in the amount of $1,863,122 was recorded in the three-month period ended June 30, 2002.  The impairment was related to two groups of assets in our telecommunications segment.

•                  The first relates to our decision to sell a building we have used to house telecommunications equipment and employees.  The completion and deployment of our SS7 and enhanced routing software in the second quarter of 2002 eliminated the need for several telecommunication switches that had been housed in the building.  Accordingly, we no longer needed the building and during the second quarter entered into a contract to sell the building with a scheduled closing date in mid-August 2002.  As the selling price (net of selling costs) was less than the carrying value of the building, an impairment loss was recorded in the amount of $464,500.

•                  The second group of assets includes several telecommunication switches that we no longer require due to our SS7 and enhanced routing software of which development and deployment was completed in the second quarter of 2002.  This group of assets also includes equipment purchased in anticipation of continued deployment of our communication engine’s (“CE’s”) which are a component of our telecommunication network.  During the second quarter of 2002, we concluded that an augmentation of CE’s to the existing network related to anticipated customers was not likely to occur and that the probable course of action is to sell the excess equipment.  We are actively marketing the equipment directly to customers as well as engaging broker’s to sell the equipment.  Estimates of proceeds are based upon actual sales and brokers’ estimates of liquidating values.  We have recorded as impairment of $1,398,622 related to this group of assets.

Other income (expense)

Interest expense increased $1,394,252 to $2,061,044 in the second quarter of 2002 as compared to $666,792 in the same quarter of 2001. The increase was primarily due to increased interest expense of:

(1)          $954,858 related to increased debt to our parent company (Counsel);

(2)          $89,852 on WorldxChange’s revolving credit facility;

(3)          $164,354 on  capital leases (primarily related to equipment of WorldxChange);

(4)          $279,860, (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel;

The above increases were offset by reduction of  $94,672 related to changes in various other debt.

Interest and other income decreased $13,550 to $10,040 in the second quarter of 2002 as compared to $23,590 in the same quarter of 2001.  The decrease was primarily due to a decrease in the average balance of cash on hand in the second quarter of 2002 as compared to the same quarter of 2001.

Six-Month Period Ended June 30, 2002 Compared to the Six-Month Period Ended June 30, 2001

Revenues

Telecommunications service revenue increased $22,850,366 to $46,679,790 in the first six months of 2002 as compared to $23,829,424 in the first six months of 2001. The primary reason for the increase related to WorldxChange revenues of $43,795,534 in 2002 (representing six months of revenue) compared to $5,932,423 in 2001 (representing approximately one month of revenue).  This increase was offset by revenue decreases primarily from:

(1)          revenues of $9,543,000 recognized in the first six months of 2001 related to prepaid services which were not used by June 30, 2001 as required per the agreement;

(2)          revenues of approximately $2,249,000 from wholesale relationships with a few customers which we ceased to offer in the fourth quarter of 2001 when we reduced our leased lines used for origination and termination associated with our network backbone (see discussion of network costs below);

(3)          revenues from I-Link’s largest wholesale customer of approximately $1,619,000 primarily related to a continuing reduction in the number of subscribers and; and

(4)          revenues of approximately $1,161,000 from Nexbell’s telecommunications products for the six months ended June 30, 2001 that did not recur in 2002 as we ceased offering this product in the fourth quarter of 2001.

Technology licensing and development revenue decreased $388,090 to $2,468,807 in the first six months of 2002 as compared to $2,856,897 in the first six months of 2001. During the six months ended June 30, 2002, licensing revenues were primarily from a $10,000,000 licensing agreement executed in May 2000, between Red Cube and I-Link that was recorded over a two-year period which ended in May 2002.  Accordingly, $1,666,664 was recorded as revenue in the first six months of 2002 as compared to $2,500,000 in the first six months of 2001.  As the term of the Red Cube license agreement expired in April 2002, there will be no further Red Cube licensing revenues in the future.  Other than Red Cube as discussed above, technology licensing and development revenues increased $445,242 to $802,143 in the first six months of 2002 as compared to $356,901 in the same period of 2001.  Revenue from this source will vary from quarter to quarter based on timing of future technology licensing and development projects.

Other revenues in the first six months of 2002 decreased $385,146 to $799,896 as compared to $1,185,042 in the first six months of 2001. The revenues relate primarily to customer care, billing and accounts receivable services performed primarily for our single largest customer.  The decrease from the first six months of 2001 to the first six months of 2002 was primarily related to a decrease in its subscriber base.  Revenues from these types of services vary from period to period based upon services requested.

Operating costs and expenses

Telecommunication network expense increased $9,836,737 in the six months ended June 30, 2002 to $29,862,249 as compared to $20,025,512 for the same period in 2001. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenues.  Telecommunication network expense increased $20,194,535 to $25,509,756 in 2002 (representing six months of expense) compared to $5,315,221 in 2001 (representing approximately one month of expense) related to the services rendered by WorldxChange.  This increase was offset primarily by reductions of approximately:

(1)          $2,325,000 related to the inclusion of Nexbell related expenses in 2001 that did not recur in 2002;

(2)          $2,500,000 in costs related to services rendered Red Cube under their contract in 2001 that did not recur in 2002;

(3)          $4,438,000 in network fixed and variable costs as a result of our decision in late 2001 when we determined it was not economically justifiable to continue to maintain a significant part of our fixed network, specifically, leased lines for origination and termination from our backbone network.  Instead of using these leased lines for origination and termination, it was determined that given current revenue levels, it would be more economical to originate and terminate traffic on our subsidiary’s (WorldxChange) and other carrier’s networks which we began to do in late 2001 which transition was effectively completed in April 2002;

(4)          $1,094,000 related to various fees, commissions and other overhead costs primarily related to the decline in I-Link revenues.

Selling, general and administrative expense increased $8,836,401 to $18,278,142 in the first six months of 2002 as compared to $9,441,741 in the first six months in 2001. The primary component of the net increase was additional selling, general and administrative expenses of approximately $13,649,962 in the first six months of 2002 (representing six months of expense) related to WorldxChange as compared to $1,143,881 in 2001 (representing approximately one month of expense).  Offsetting this increase were expenses of approximately $720,649 in the first six months of 2001 related to WebToTel that did not recur in 2002.  The increase was further offset by cost savings of approximately $2,949,000 related to the workforce reductions in December 2001 through May 2002 (which included reduction in facilities, materials, etc.), reductions in professional fees related to litigation and stock market delisting expenses and other cost cutting measures instigated by management.

The provision for doubtful accounts increased $1,318,420 to $2,696,176 in the six months of 2002 as compared to $1,377,756 in the same period in 2001. The overall increase was primarily a result of two components:

(1)          an increase of $2,326,282 due to an increase in WorldxChange’s provision to $2,607,252 in the first six months of 2002 (representing six months of expense) as compared to $280,970 in 2001 (representing approximately one month of expense); and

(2)          a provision for one major customer in the amount of $975,000 in the first six months of 2001 that did not recur in 2002.

Depreciation and amortization increased $690,362 to $4,672,153 in the first six months of 2002 as compared to $3,981,791 in the first six months of 2001. An increase in depreciation of $1,629,025 was related to depreciation of $1,956,733 in the first six months of 2002 (representing six months of expense) related to WorldxChange as compared to $327,708 in 2001 (representing approximately one month of expense).  The increase is offset by:

(1)          a reduction of $669,962 related to depreciation of WebToTel assets in the second quarter of 2001 which did not recur in 2002; and

(2)          goodwill amortization of approximately $180,000 that did not recur in the second quarter of 2002 due to the adoption of SFAS No. 142 effective January 1, 2002 which eliminated the periodic amortization of goodwill.

Research and development decreased $743,214 to $847,158 in the first six months of 2002 as compared to $1,590,372 in the same period in 2001.  The decrease was primarily a result of our decision to consolidate our research operations at our headquarters in Draper, Utah and to curtail research and development activities in order to concentrate our financial resources on sales and marketing of existing products.

As discussed previously, an impairment of long-lived assets in the amount of $1,863,122 was recorded in the six-month period ended June 30, 2002.

Other income (expense)

Interest expense increased $3,218,964 to $4,233,597 in the first six months of 2002 as compared to $1,014,633 in the same period of 2001. The increase was primarily due to increased interest of approximately:

(1)          $1,857,675 related to increased debt to our parent company (Counsel);

(2)          $200,346 on WorldxChange’s revolving credit facility;

(3)          $342,801 on  capital leases (primarily related to equipment of WorldxChange); and

(4)          $919,943 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel.

The above increases were offset by a reduction of  $101,801 related to changes in various other debt.

Interest and other income decreased $27,974 to $23,687 in the first six months of 2002 as compared to $51,661 in the same period of 2001.  The decrease was primarily due to a decrease in the average balance of cash on hand in the first six months of 2002.

Net income (loss) per share

The net income per common share basic and diluted for the six-months ending June 30, 2001 includes a net gain to retained earnings for $15,512,473 attributed to the redemption and reissuance on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor as discussed in Note 2 to the financial statements for the quarter ended June 30, 2002.  This adjustment to retained earnings represents the net effect on retained earnings of the redemption of the Class M and N preferred stock including the associated beneficial conversion features related to the original issuance of the preferred stock.  The adjustment also reflects a charge to retained earnings for the beneficial conversion features related to the reissuance on March 1, 2001 of Class M and N preferred stock to Counsel Communications, LLC.

Recent Accounting Pronouncements

In April 2002, Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued.  In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued.  SFAS No. 145 and 146 are required to be implemented in 2003.  The Company is currently assessing the potential impact, if any, the adoption of SFAS Nos. 145 and 146 will have on its financial position and results of operations.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk.  We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2002.

We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risks

PART II -OTHER INFORMATION

Item 1 –Legal Proceedings

On January 18, 2001, I-Link filed an action against Red Cube, International AG and Red Cube, Inc. (Red Cube) in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link’s proprietary technology, telecommunications network, key employees and customers.  I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link’s employees, vendors and customers.  Red Cube subsequently filed a motion to dismiss the action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link.  The court found that I-Link’s claims were “related to” the Cooperation and Framework Agreement and granted Red Cube’s motion to dismiss for lack of subject matter jurisdiction.  The dismissal resulted in this issue being submitted for AAA arbitration pursuant to the Cooperation and Framework Agreement.

On January 24, 2001, Red Cube International AG delivered a written demand for arbitration and commenced an arbitration proceeding in New York alleging that I-Link breached the Cooperation and Framework Agreement by (i) threatening a shut-down of I-Link’s IP telecommunications network, (ii) the resignation of certain employees, and (iii) I-Link’s alleged failure to update the escrowed copy of its source code to the current version of the source code employed to maintain the IP telecommunications network.  I-Link denied these allegations.  I-Link filed a counterclaim against Red Cube International AG and filed a third-party claim against Red Cube Inc., seeking compensatory and/or punitive damages including damages for Red Cube International AG’s breach of the Cooperation and Framework Agreement and the June 2000 Revenue Sharing Agreement, Red Cube’s default under a subsequent agreement to provide approximately $60,000,000 in equity funding to I-Link, and engaging in a scheme to drive I-Link out of business and obtain control of I-Link’s proprietary technology, telecommunications network, key employees and customers.    An evidentiary arbitration hearing was scheduled for July 9 through July 11, 2002 at which the parties were to present their respective claims and defenses.  On July 9, 2002 I-Link appeared and presented evidence in support of its claims and defenses, however, no one appeared for or on behalf of Red Cube.  The arbitration hearing concluded on July 9, 2002 with the arbitration panel taking all claims and defenses under advisement.  The arbitration panel has not yet issued its decision. While the Company cannot predict the ultimate outcome of any legal proceeding, in the opinion of the Company, damages, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

On November 9, 2000 D/Vit, Inc (Dvit) filed an action against I-Link in federal court in Texas alleging that I-Link’s use of the “V-Link” trademark infringed upon Dvit’s intellectual property rights in the mark “V Linc”.  Dvit’s complaint sought damages and an injunction enjoining I-Link’s use of the mark “V-Link”.  On August 22, 2001 the court issued a preliminary injunction enjoining I-Link’s use of the “V-Link” mark.  I-Link had already elected to change the name of its product to “I-Link One Number”.  On February 14, 2002 I-Link filed a motion for summary judgment asking the court to rule as a matter of law that I-Link’s past use of the “V-Link” mark did not constitute an infringement upon Dvit’s intellectual property rights in the “V Linc” mark.  Also on February 14, 2002, Dvit filed a motion for partial summary judgment asking the court to determine as a matter of law that I-Link’s prior use of the “V-Link” mark infringed upon Dvit’s rights in the “V Linc” mark.  On May 8, 2002 the court issued a Memorandum and Order (Order) denying I-Link’s motion for summary judgment and granting Dvit’s partial motion for summary judgment.  The court’s Order did not address possible damages.  No trial date has been set and the court has invited the parties to file further dispositive motions. While the Company cannot predict the ultimate outcome of any legal proceeding, in the opinion of the Company, damages, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

The Company is involved in litigation relating to other claims arising out of its operations in the normal course of business.  Such litigation and arbitration is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 3 –Defaults Upon Senior Securities

As of June 30, 2002, I-Link was in default under a June 6, 2001 Loan Agreement (and amended June 27, 2002) between I-Link and Counsel.  The loan amount of $23,023,893 with accrued interest of $1,530,573 as of June 30, 2002 was due June 6, 2002.  On July 25, 2002, Counsel and I-Link entered into a Debt Restructuring Agreement (see discussion in “Current Position/Future Requirements” in Part I above of this Form 10-Q).  The Agreement requires approval by shareholders and certain Federal and state regulatory agencies.  The Debt Restructuring Agreement includes a provision wherein the principal and accrued interest (as of July 12, 2002) of the June 6, 2001 loan will be exchanged into common stock of I-Link at $0.18864 per share.

Item 6(a) - Exhibits

99.1             Officer’s (CEO) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2             Officer’s (acting CFO) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b) –Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

I-Link Incorporated
(Registrant)

Date: August 14, 2002	By:	/s/ Helen Seltzer
Helen Seltzer
President and Chief Executive Officer

By:	/s/ James A. Giauque, III
James A. Giauque III
Chief Accounting Officer and acting chief financial officer