Form 10-Q
period 2002-09-30
I LINK INC
filed 2002-11-19
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(801) 576-5000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of  November 15, the registrant had outstanding 116,549,547 shares of $0.007 par value common stock.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,231,819	$4,662,532
Accounts receivable, less allowance for doubtful accounts of $786,912 and $1,862,988 as of September 30, 2002 and December 31, 2001, respectively	12,595,118	16,009,386
Other current assets	1,748,906	2,632,629
Total current assets	18,575,843	23,304,547

Furniture, fixtures, equipment and software, net	12,506,869	21,023,696

Other assets:
Intangible assets, net	443,339	1,330,839
Assets held for sale	458,022	—
Other assets	1,567,175	1,121,067
Total assets	$33,551,248	$46,780,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,370,329	$7,719,595
Accrued liabilities	11,697,463	12,270,231
Unearned revenue	46,419	1,986,675
Revolving credit facility and other current debt	9,980,525	10,004,862
Notes payable and accrued interest to related parties	27,644,999	17,540,140
Current portion of obligations under capital leases	3,293,228	3,034,293
Total current liabilities	56,032,963	52,555,796

Notes payable	215,022	1,147,364
Notes payable and accrued interest — related party	25,172,259	23,088,535
Obligations under capital leases	4,790,116	6,986,308
Total liabilities	86,210,360	83,778,003

Contingencies (Notes 8 & 9)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 769 at September 30, 2002 and December 31, 2001, liquidation preference of $761,310 at September 30, 2002	7,690	7,690
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,549,547 at September 30, 2002 and December 31, 2001	815,849	815,849
Additional paid-in capital	129,123,712	128,942,389
Accumulated deficit	(182,606,363)	(166,763,782)
Total stockholders’ deficit	(52,659,112)	(36,997,854)

Total liabilities and stockholders’ deficit	$33,551,248	$46,780,149

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Telecommunication services	$21,203,430	$25,274,900	$67,883,219	$49,104,324
Technology licensing and development	321,429	1,419,998	2,790,237	4,276,895
Other	331,043	433,174	1,130,639	1,618,216
Total revenues	21,855,902	27,128,072	71,804,095	54,999,435

Operating costs and expenses:
Telecommunication network expense	12,432,560	22,988,640	42,294,810	43,014,152
Selling, general and administrative	8,188,464	9,894,235	26,466,606	19,335,976
Provision for doubtful accounts	1,137,329	1,276,740	3,833,505	2,654,496
Depreciation and amortization	1,603,750	3,204,871	6,275,902	7,186,662
Research and development	316,810	434,651	1,163,968	2,025,023
Loss on disposal of fixed assets	266,259	—	266,259	—
Impairment of long-lived assets	1,070,515	8,040,054	2,933,637	8,040,054
Total operating costs and expenses	25,015,687	45,839,191	83,234,687	82,256,363

Operating loss	(3,159,785)	(18,711,119)	(11,430,592)	(27,256,928)

Other income (expense):
Interest expense	(1,776,907)	(1,816,722)	(6,010,504)	(2,831,354)
Other income from recognition of long term deposits	1,568,389	—	1,568,389	—
Interest and other income (expense)	6,439	25,212	30,126	76,872
Total other income (expense)	(202,079)	(1,791,510)	(4,411,989)	(2,754,482)
Net loss	$(3,361,864)	$(20,502,629)	$(15,842,581)	$(30,011,410)

Calculation of net income (loss) per common share:

Net Loss	$(3,361,864)	$(20,502,629)	$(15,842,581)	$(30,011,410)
Cumulative preferred stock dividends		(5,595)		(27,610)
Dividends accrued and paid on Class M redeemable preferred stock	—	—		(269,027)
Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial conversion features	—	—		15,512,473
Net loss applicable to common stock	$(3,361,864)	$(20,508,224)	$(15,842,581)	$(14,795,574)

Basic and diluted weighted average shares outstanding	116,549,547	113,672,070	116,549,547	93,333,115
Net loss per common share — basic and diluted	$(0.03)	$(0.18)	$(0.14)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(15,842,581)	$(30,011,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,275,902	7,186,662
Provision for doubtful accounts	3,833,505	2,654,496
Impairment of long-lived assets	2,933,637	8,040,054
Other income from recognition of long term deposits	(1,568,389)	—
Amortization of discount on notes payable to related party	1,315,541	888,468
Loss on disposal of assets	266,259	—
Increase (decrease) from changes in operating assets and liabilities (net of effects of acquisitions of businesses):
Accounts receivable	(419,237)	(3,376,429)
Other assets	1,347,726	(4,733,639)
Unearned revenue	(1,940,256)	(11,427,632)
Accounts payable and accrued liabilities	(1,892,547)	8,858,967
Net cash used in operating activities	(5,690,440)	(21,920,463)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(1,263,242)	(1,527,514)
Acquisition of WorldxChange assets	—	(13,000,000)
Cash received from sale of building	691,513	—
Cash received from purchase of WebToTel	—	233,787
Net cash used in investing activities	(571,729)	(14,293,727)

Cash flows from financing activities:
Repayment on revolving credit facility, net	2,537	—
Proceeds from issuance of notes payable to related party	8,390,224	36,189,534
Payment of long-term debt	(805,371)	(29,040)
Payment of capital lease obligations	(1,937,257)	(404,578)
Contributed capital	181,323	—
Proceeds from stock purchase plan	—	15,580
Net cash provided by financing activities	5,831,456	35,771,496

Decrease in cash and cash equivalents	(430,713)	(442,694)

Cash and cash equivalents at beginning of period	4,662,532	2,155,628

Cash and cash equivalents at end of period	$4,231,819	$1,712,934

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable to related party and associated accrued interest to Class M redeemable preferred stock	—	$10,305,072
Reclassification of Class M redeemable preferred stock from mezzanine	—	22,039,892

The accompanying notes are an integral part of these consolidated financial statements

Note 1 — Description of Business and Principles of Consolidation

                The consolidated financial statements include the accounts of I-Link Incorporated and its subsidiaries (I-Link or the Company).  The Company operates two independent businesses.  First, for the past five years the Company has developed and marketed enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities.  The communications solutions are delivered through the Company’s proprietary technologies.  Enhanced communications products and services are marketed through master agent and wholesale distributor arrangements with I-Link Communications, Inc.  I-Link Communications is licensed by the FCC as well as state public utilities commissions.  The Company develops and licenses communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.

                The second principal operation began on June 4, 2001, when I-Link’s subsidiary, WorldxChange Corp. (WorldxChange) began operations.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist of (1) a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix and (2) a traditional long distance service through a pre-subscribed customer base.  Historically, WorldxChange marketed these products through two marketing channels.  The first channel was through direct marketing (such as advertising and direct mail campaigns) and the second channel was through multi-level marketing consisting of independent marketing agents through out the United States that receive a commission on the sale of products and services.  During the third quarter of 2002, WorldxChange has determined that it will focus on the multi-level marketing channel and a new commercial agent for acquiring new independent marketing agents.  While the dial—around product will continue to be sold through the multi-level channel, no further expenditures for direct marketing of the dial-around product are anticipated except where an agent based co-op advertising program is supported.  WorldxChange’s subscriber  base is comprised of residential and small commercial customers located throughout the United States.

                All significant intercompany accounts and transactions have been eliminated in consolidation.

                The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three and nine-month periods ended September 30, 2002 and 2001, (b) the financial position at September 30, 2002, and (c) cash flows for the nine-month periods ended September 30, 2002 and 2001.  The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001 and quarterly reports on Form 10-Q for the three and six-months ended March 31 and June 30, 2002.

                The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of those to be expected for the entire year.

                Counsel Corporation and its subsidiary Counsel Springwell Communications LLC  (our single largest shareholder) (collectively “Counsel”) have committed to fund, through long-term inter-company advances or equity contributions, all capital investment, working capital or other operational cash requirements of I-Link (and its subsidiaries) in order for I-Link to continue as a going concern through April 15, 2003.  Should Counsel not be able to fund its commitment or not commit to fund I-Link beyond April 15, 2003, I-Link’s ability to continue as a going concern could be significantly at risk.  There can be no assurance that Counsel will continue to provide funding after April 15, 2003.

                Should funds advanced from Counsel under their commitment be insufficient for whatever reason, additional funds would be necessary from public or private financing markets to successfully integrate and finance the continued operations of I-Link.  The availability of these capital sources will depend on prevailing market conditions, interest rates, and our financial position and results of operations. There can be no assurance that such financing will be available (or if available that they will be on terms and conditions favorable to I-Link), that we will receive any additional proceeds from the exercise of outstanding options and warrants or that we will not be required to arrange for additional debt, equity or other financing. Operations of WorldxChange have to date in conjunction with borrowings and funds available under its revolving credit facility generated sufficient cash to support its operations.

Note 2 — Summary of Significant Accounting Policies

Net income (loss) per share

                Basic earnings per share is computed based on the weighted average number of I-Link common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.  As the Company had either a net loss or no dilutive potential common shares outstanding for the three and nine-month periods ended September 30, 2002 and 2001, basic and diluted income (loss) per share are the same.

                The net income per common share basic and diluted for the nine-months ended September 30, 2001 includes a net gain to retained earnings of $30,292,319 attributed to the redemption on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor, LLC including redemption of the beneficial conversion feature related to such preferred stock.  In addition, there was a charge to retained earnings of $9,779,846, representing a contingent beneficial conversion feature on the Class N preferred stock resulting from the reset of the conversion price.  The net income per common share basic and diluted also reflects a $5,000,000 charge to retained earnings for the beneficial conversion feature related to the reissuance on March 1, 2001 of the Class M and Class N preferred stock to Counsel Springwell Communications, LLC (formerly Counsel Communications, LLC).

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of September 30, 2002:

Assumed conversion of Series N preferred stock	615,200
Assumed conversion of convertible debt	24,613,244
Assumed exercise of options and warrants to purchase
shares of common stock	25,484,839
50,713,283

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

Note 3 — Note Payable to Related Party

                On June 6, 2001, I-Link and Counsel Corporation (US) entered into a Loan and Security Agreement (Loan Agreement) pursuant to which Counsel Corporation (US) agreed to advance to I-Link up to $10,000,000.  In connection with the Loan Agreement, I-Link executed a note payable to Counsel Corporation (US), due June 6, 2002.  The loan is collateralized by all of the assets of I-Link.  Outstanding balances (including any accrued and unpaid interest) under the loan bear interest at 10% per annum, which interest is payable quarterly in arrears following the last business day of each quarter.  However, Counsel Corporation (US) may (and has elected to do so through September 30, 2002) at its sole election allow interest to accrue and become payable at the end of the term.  Effective June 27, 2002, the Loan Agreement was amended to increase the loan amount to $24,306,866.

                The full $24,306,866 available under the amended Loan Agreement has been advanced  and together with accrued interest, was due and payable to Counsel Corporation (US) on June 6, 2002.  In addition to the amended Loan Agreement amount, Counsel Corporation (US) has advanced (“Additional Advances”) an additional $1,153,678 to I-Link as of September 30, 2002.

                On July 25, 2002, I-Link, Counsel Corporation (US) and Counsel Springwell Communications LLC entered into a Debt Restructuring Agreement, which agreement was Amended and Restated (“Amended Agreement”) on October 15, 2002 (see Note 10 below).   The Amended Agreement is subject to shareholder approval and will close within three days after receiving such shareholder approval.  Under the Amended Agreement, the total amount of principal under the June 6, 2001 Loan Agreement ($24,306,866) and the Additional Advances until closing, together with accrued interest thereon, will be exchanged for common stock of I-Link at the closing which is anticipated in late 2002 or early 2003.

Note 4 — Other Income from Recognition of Long Term Deposits

                During the quarter ended September 30, 2002, WorldxChange was informed that it had funds on deposit with or received remittance of amounts previously held on deposit from certain carriers that related to activity prior to WorldxChange’s  acquisition of certain assets (out of WorldxChange Communications, Inc. bankruptcy) but were previously unknown or unable to be verified.  In management’s opinion, based on discussions with these carriers and in reliance on the advice of legal counsel, the Company has recorded these deposits or remittances at their current value with a corresponding recognition of income ($1,568,389) in the statement of operations for the quarter ended September 30, 2002.

Note 5 — Impairment of Long-lived Assets

                An impairment of long-lived assets in the amount of $1,070,515 was recorded in the three-month period ended September 30, 2002.  The impairment related to WorldxChange’s ownership of  certain under ocean cables that were part of the asset acquisition by WorldxChange in June 2001.  In the third quarter of 2002, it was determined that the continued projected utilization of these cables would not materialize.  This determination was based on the decision to not expend any further advertising associated with the direct mail channel (which concentrated on international telecommunications).  Although WorldxChange continues to provide full service to its customers, it can most cost effectively compete with its competition by using outside carriers rather than the cables and thus the cables are no longer needed and were not in use as of September 30, 2002.  The Company has written down the assets to their estimated realizable value of $118,569.  The Company is currently contemplating its options, including among other steps selling its interest in these cables.

Note 6 — Income Taxes

                The Company recognized no income tax benefit from the losses generated in 2002 and 2001 because of the uncertainty of the realization of the related deferred tax asset.

Note 7 — Intangible Assets

                Intangible assets consisted of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Intangible assets subject to amortization:
Acquired technology	$8,875,000	$8,875,000
Accumulated amortization	(8,875,000)	(7,987,500)
Net intangible asset	—	887,500

Intangible assets not subject to amortization:
Goodwill	173,339	173,339
Other intangible assets	270,000	270,000
	443,339	443,339
Total intangible assets	$443,339	$1,330,839

                Aggregate amortization expense of intangibles for the three and nine-months ended September 30, 2002 was $0 and $887,500, respectively.  The intangible assets subject to amortization were fully amortized in the quarter ending June 30, 2002.

The following represents what the net loss for the three and nine-months ended September 30, 2001 would have been exclusive of amortization expense recognized in that period related to goodwill and intangible assets that are no longer being amortized.

	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2001
Reported net loss	$(20,502,629)	$(30,011,410)
Add back: goodwill amortization	546,892	1,366,582
Add back: amortization of other intangible assets not subject to amortization	13,500	40,500
Adjusted net loss	$(19,942,237)	$(28,604,328)

The following represents what the net loss per share applicable to common stock for the three and nine-months ended September 30, 2001 would have been exclusive of amortization expense recognized in that period related to goodwill and intangible assets that are no longer being amortized.

	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2001
Net loss per share	$(0.18)	$(0.16)
Goodwill amortization	(0.00)	0.02
Other intangibles amortization	0.00	0.00
Adjusted net loss per share	$(0.18)	$(0.14)

Note 8 — Potential Acquisitions

                On March 25, 2002, Counsel Springwell Communications LLC (“Counsel Springwell”) entered into an Asset Purchase Agreement (“Purchase Agreement”) to purchase certain assets and liabilities of RSL COM U.S.A. Inc [“RSL”] used in connection with RSLs’ business data and long distance voice services, including frame relay, long distance and other voice services to small and medium size business and residences.   On May 22, 2002, Counsel Springwell assigned all its right, title and interest in the Purchase Agreement to WorldxChange.  WorldxChange expects to purchase certain assets and liabilities of RSL.  Counsel Springwell has made a deposit in the amount of $2,600,000 on the purchase price.  Additionally, as of September 30, 2002, WorldxChange had expended approximately $750,000 related to the acquisitions which in  the event the transactions do not close Counsel Springwell has agreed to reimburse WorldxChange.  How WorldxChange is going to finance this acquisition is yet to be determined. The purchase price is undetermined.  This transaction has not yet closed but is anticipated to close in the fourth quarter of 2002.

                On July 22, 2002, WorldxChange entered into an Asset Purchase Agreement with Local Telecom Holdings, LLC to purchase certain assets and assume certain liabilities related to its small and residential business of long distance subscribers.  In connection with the acquisition WorldxChange receives a royalty-free transferable license to use the name “Transpoint Communications”.  The acquisition will close after receiving regulatory approvals.  The purchase price is $250,000 which amount may be advanced to Local Telecom Holdings LLC prior to closing in connection with the conduct of its business.  This transaction is anticipated to close in the first quarter of 2003.

Note 9 —  Legal Proceedings

                On January 18, 2001, I-Link filed an action against Red Cube International,  AG and Red Cube, Inc. (Red Cube) in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link’s proprietary technology, telecommunications network, key employees and customers.  I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link’s employees, vendors and customers.  Red Cube subsequently filed a motion to dismiss the action and compel arbitration based upon a mandatory arbitration provision in the

May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link.  The court found that I-Link’s claims were “related to” the Cooperation and Framework Agreement and granted Red Cube’s motion to dismiss for lack of subject matter jurisdiction.  The dismissal resulted in this issue being submitted for American Arbitration Association (AAA) arbitration pursuant to the Cooperation and Framework Agreement.

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

                On July 9, 2002 an evidentiary arbitration hearing was held in New York before a panel of  arbitrators of the AAA and the AAA panel issued its award effective October 7, 2002.  The AAA panel dismissed all of Red Cube’s claims with prejudice and determined that Red Cube had breached the agreements between the parties.  The arbitration panel awarded I-Link $6,741,835 in damages against Red Cube International AG and Red Cube International, Inc., jointly and severally.  In addition the AAA panel ordered Red Cube to pay I-Link $18,210 as reimbursement for certain administrative fees and expenses and $64,033 as reimbursement for a portion of  the arbitrators’ compensation.  As uncertainty exists at this time as to the ultimate collectability of the awarded amount, management has not recorded any benefit relating to this reward in the financial statements.

                On November 9, 2000 D/Vit, Inc (Dvit) filed an action against I-Link in federal court in Texas alleging that I-Link’s use of the “V-Link” trademark infringed upon Dvit’s intellectual property rights in the mark “V Linc”.  Dvit’s complaint sought damages and an injunction enjoining I-Link’s use of the mark “V-Link”.  On August 22, 2001 the court issued a preliminary injunction enjoining I-Link’s use of the “V-Link” mark.  I-Link had already elected to change the name of its product to “I-Link One Number”.  On February 14, 2002 I-Link filed a motion for summary judgment asking the court to rule as a matter of law that I-Link’s past use of the “V-Link” mark did not constitute an infringement upon Dvit’s intellectual property rights in the “V Linc” mark.  Also on February 14, 2002, Dvit filed a motion for partial summary judgment asking the court to determine as a matter of law that I-Link’s prior use of the “V-Link” mark infringed upon Dvit’s rights in the “V Linc” mark.  On May 8, 2002 the court issued a Memorandum and Order (Order) denying I-Link’s motion for summary judgment and granting Dvit’s partial motion for summary judgment.  The court’s Order permanently enjoined I-Link from using the “V-Link” mark in association with the sale, marketing, description, development or service of its telecommunications products.  The court’s Order did not address possible damages.  A trial on the remaining issue of damages is scheduled for December 3, 2002.  While the Company cannot predict the ultimate outcome of any legal proceeding, in the opinion of management, damages, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

                The Company is involved in litigation relating to other claims arising out of its operations in the normal course of business.   Such litigation and arbitration is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Note 10 — Subsequent Event

                In the Fall of 2001, I-Link formed a special committee consisting of the two independent directors of its Board of Directors (the Special Committee) in order to negotiate, on the behalf of I-Link, the terms and conditions upon which Counsel Springwell Communications LLC (the owner of approximately 68% of the outstanding common stock of I-Link) and Counsel Corporation (US) (collectively “Counsel Entity”) would continue to fund the operations and cash requirements of I-Link, among other things.  On July 25, 2002, the Company and Counsel Entities entered into a Debt Restructuring Agreement (“Agreement”).  The Agreement was negotiated and approved by the Special Committee.  The Special Committee retained a financial advisor, which determined that the Agreement was fair, from a financial point of view, to the stockholders of I-Link, other than Counsel Entities and its affiliates. However, this Agreement was amended as explained below.

                On October 15, 2002, the Special Committee and representatives of Counsel Entity agreed to an Amended and Restated Debt Restructuring Agreement (“Amended Agreement”) which was approved by the I-Link Board of Directors on October 29, 2002.  The closing under the Amended Agreement will take place within three days after the date on which the shareholders of I-Link approve proposals to (i) increase the authorized number of shares of common stock of I-Link and (ii) delete Article VI of I-Link’s Amended and Restated Articles of Incorporation, which provides that any liquidation, reorganization, merger, consolidation, sale of substantially all of the corporation’s assets, or the reclassification of its securities shall be approved by (a) holders of at least a majority of the issued and outstanding common stock held by holders other than officers and directors of I-Link and those persons who hold 5% or more of the outstanding common stock, and (b) a vote of a majority of shares of issued and outstanding common stock held by the Company’s officers, directors, and those persons who hold 5% or more of the outstanding common stock.  Counsel Entity has indicated that it will vote in favor of approval of the Amended Agreement.

                The Amended Agreement includes the following terms:

1.                                       Principal ($24,306,866) and associated accrued interest ($2,284,351), as of October 15, 2002, under the June 6, 2001 Loan Agreement  (as amended on June 27, 2002), will be exchanged for common stock of I-Link at $0.18864 (representing the average closing price of I-Link’s common stock during May 2002).  This will result in the issuance of 140,962,770 shares of I-Link Common stock upon closing.

2.                                       Counsel Entity currently has a written commitment to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements (which amounts are currently unknown) of I-Link through April 15, 2003.  In addition to this commitment, Counsel Springwell shall fund the operations of I-Link through the date of adoption of an Operating Plan, which is yet to be adopted by the I-Link Board of Directors and Counsel Springwell. Counsel Springwell has also agreed to advance to I-Link:

•                                            any and all amounts paid or payable by I-Link to shareholders of I-Link that exercise their dissenters’ rights in connection with the transactions subject to this Agreement;

•                                            the amount for the annual premium to renew the existing Directors and Officers insurance coverage (which is and shall be separate and distinct from insurance policies maintained by Counsel Entity or their affiliated entities) for an additional one year from the current date of its expiration in November 2002, and Counsel and Counsel Springwell represent and covenant that they will do any and all things reasonably necessary to cause such insurance to be continued in effect until at least November 2003 in types and amounts that are, at a minimum, currently in force, so long as such insurance is available on commercially reasonable terms;

3.                                       Counsel Entity shall reimburse I-Link for all costs, fees and expenses, in connection with the Agreement and Amended Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred, including the Special Committee’s costs to negotiate the Agreement, Amended Agreement and costs related to obtaining shareholder approval.

4.                                       The issuance of common stock by I-Link pursuant to this Agreement will result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2002 Loan Agreement.  Whereas the conversion price for the March 1, 2002 Loan Agreement had been $0.56, the new conversion price will be approximately $0.38.

5.                                       Counsel Springwell agrees that, if the Amended Agreement is approved by the I-Link shareholders, it shall not take any action under Section 607.1104 of the Florida Business Corporation Act prior to June 30, 2003.  Section 607.1104  allows a shareholder of 80% or more of the outstanding voting securities of a Florida corporation to cause that corporation to be merged with the shareholder or a corporation formed by that shareholder.  The net result of a “Short Form Merger” is that the minority shareholders are involuntarily removed as shareholders of the corporation and are paid an amount of money considered to be the fair market value of their shares in the corporation.  Upon the closing of the Amended Agreement, Counsel Springwell will own over 80% of I-Link’s outstanding common stock.

                Any funding provided by Counsel Springwell pursuant to this Amended Agreement ($1,540,264 as of November 5, 2002) prior to the closing of this transaction and prior to December 31, 2002, shall, together with interest at 10% per annum, constitute a purchase of common stock for a purchase price per share of $0.18864.  Any funding provided by Counsel Springwell in each month during the 2003 calendar year shall constitute a purchase of additional shares of common stock for a purchase price per share equal to the average closing price of a share of I-Link common stock on the twenty (20) days preceding the funding.

                The Company is currently evaluating how it will account for the Amended Agreement if approved.

Note 11 — Segment of Business Reporting

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

•                                            WorldxChange telecommunication services (formerly referred to as dial-around telecommunications services) — includes operations of WorldxChange that offers (1) a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix and (2) a traditional long distance service through a pre-subscribed customer base.  This segment and business was entered into effective June 4, 2001 with the Company’s purchase of certain assets and liabilities of WorldxChange Communications, Inc.

•                                            Technology licensing and development — provides research and development to enhance the Company’s product and technology offerings.  Products developed by this segment include One-Number and other proprietary technology.  The Company licenses certain developed technology to third party users.

                There are no significant intersegment revenues.  The Company’s business is conducted principally in the U.S.; foreign operations are not material.  The table below presents information about revenues from external customers and net loss for the three-month and nine-month periods ended September 30, 2002 and 2001.  There has been no material change in segment assets (other than the impairment to long-lived assets in the telecommunication services segment as discussed in Note 5 above and certain deposits and discharge of liabilities as discussed in Note 4 above) from the amounts reported in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Revenues from external customers:
Telecommunications services	$1,893,000	$4,221,000	$6,055,000	$23,303,000
WorldxChange telecommunication services	19,642,000	21,487,000	62,959,000	27,419,000
Technology licensing and development	321,000	1,420,000	2,790,000	4,277,000
Total revenues from external customers for reportable segments	$21,856,000	$27,128,000	$71,804,000	$54,999,000

Segment income (loss):
Telecommunications services	$(1,495,000)	$(13,274,000)	$(7,980,000)	$(15,416,000)
WorldxChange telecommunication services	265,000	(3,001,000)	(1,801,000)	(4,243,000)
Technology licensing and development	(189,000)	573,000	915 ,000	951,000
Total segment income (loss) for reportable segments	(1,419,000)	(15,702,000)	(8,866,000)	(18,708,000)
Unallocated non-cash amounts inconsolidated net loss:
Amortization of discount on notespayable	(139,000)	(784,000)	(411,000)	(888,000)
Amortization of intangible assets	—	(549,000)	(888,000)	(1,645,000)
Other corporate expenses	(1,804,000)	(3,468,000)	(5,678,000)	(8,770,000)
	$(3,362,000)	$(20,503,000)	$(15,843,000)	$(30,011,000)

Item 2 — Management’s Discussion and Analysis and Results of Operations

                The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Form 10-K for the year ended December 31, 2001 and Form 10-Q for the quarters ended March 31 and June 30, 2002.

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

•                                            Counsel Corporation (US) and Counsel Springwell Communications LLC’s continued interest in financing our operations, and their ability to finance our operations;

•                                            the impact of competitive services and pricing;

•                                            our ongoing relationship with our long distance carriers, vendors and customers;

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

•                                            our ability to integrate and finance the operations of potential acquisitions;

•                                            other risks referenced from time to time in our filings with the SEC.

                We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward﷓looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

                The second principal operation began on June 4, 2001, when I-Link’s subsidiary, WorldxChange Corp. (WorldxChange) began operations.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist of (1) a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix and (2) a traditional long distance service through a pre-subscribed customer base.  Historically, WorldxChange marketed these products through two marketing channels.  The first channel was through direct marketing (such as advertising and direct mail campaigns) and the second channel was through multi-level marketing consisting of independent marketing agents through out the United States that receive a commission on the sale of products and services.  During the third quarter of 2002, WorldxChange has determined that it will focus on the multi-level marketing channel and a new commercial agent for acquiring new independent marketing agents.  While the dial—around product will continue to be sold through the multi-level channel, no further expenditures for direct marketing of the dial-around product are anticipated except where an agent based co-op advertising program is supported.  WorldxChange’s subscriber  base is comprised of residential and small commercial customers located throughout the United States.

                In the Fall of 2001, I-Link formed a special committee consisting of the two independent directors of its Board of Directors (the Special Committee) in order to negotiate, on the behalf of I-Link, the terms and conditions upon which Counsel Springwell Communications LLC (the owner of approximately 68% of the outstanding common stock of I-Link) and Counsel Corporation (US) (collectively “Counsel Entity”) would continue to fund the operations and cash requirements of I-Link, among other things.  On July 25, 2002, the Company and Counsel Entities entered into a Debt Restructuring Agreement (“Agreement”).  The Agreement was negotiated and approved by the Special Committee.  The Special Committee retained a financial advisor, which determined that the Agreement was fair, from a financial point of view, to the stockholders of I-Link, other than Counsel Entities and its affiliates. However, this Agreement was amended as explained below.

                On October 15, 2002, the Special Committee and representatives of Counsel Entity agreed to an Amended and Restated Debt Restructuring Agreement (“Amended Agreement”) which was approved by the I-Link Board of Directors on October 29, 2002.  The closing under the Amended Agreement will take place within three days after the date on which the shareholders of I-Link approve proposals to (i) increase the authorized number of shares of common stock of I-Link and (ii) delete Article VI of I-Link’s Amended and Restated Articles of Incorporation, which provides that any liquidation, reorganization, merger, consolidation, sale of substantially all of the corporation’s assets, or the reclassification of its securities shall be approved by (a) holders of at least a majority of the issued and outstanding common stock held by holders other than officers and directors of I-Link and those persons who hold 5% or more of the outstanding common stock, and (b) a vote of a majority of shares of issued and outstanding common stock held by the Company’s officers, directors, and those persons who hold 5% or more of the outstanding common stock.  Counsel Entity has indicated that it will vote in favor of approval of the Amended Agreement.

                The Amended Agreement includes the following terms:

1.                                       Principal ($24,306,866) and associated accrued interest ($2,284,351), as of October 15, 2002, under the June 6, 2001 Loan Agreement  (as amended on June 27, 2002), will be exchanged for common stock of I-Link at $0.18864 (representing the average closing price of I-Link’s common stock during May 2002).  This will result in the issuance of 140,962,770 shares of I-Link Common stock upon closing.

2.                                       Counsel currently has a written commitment to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements (which amounts are currently unknown) of I-Link through April 15, 2003.  In addition to this commitment, Counsel Springwell shall fund the operations of I-Link through the date of adoption of an Operating Plan, which is yet to be adopted by the I-Link Board of Directors and Counsel Springwell. Counsel Springwell has also agreed to advance to I-Link:

•                                            any and all amounts paid or payable by I-Link to shareholders of I-Link that exercise their dissenters’ rights in connection with the transactions subject to this Agreement;

•                                            the amount for the annual premium to renew the existing Directors and Officers insurance coverage (which is and shall be separate and distinct from insurance policies maintained by Counsel or their affiliated entities) for an additional one year from the current date of its expiration in November 2002, and Counsel and Counsel Springwell represent and covenant that they will do any and all things reasonably necessary to cause such insurance to be continued in effect until at least November 2003 in types and amounts that are, at a minimum, currently in force, so long as such insurance is available on commercially reasonable terms;

3.                                       Counsel shall reimburse I-Link for all costs, fees and expenses, in connection with the Agreement and Amended Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred, including the Special Committee’s costs to negotiate the Agreement and Amended Agreement and costs related to obtaining shareholder approval.

4.                                       The issuance of common stock by I-Link pursuant to this Agreement will result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2002 Loan Agreement.  Whereas the conversion price for the March 1, 2002 Loan Agreement had been $0.56, the new conversion price will be approximately $0.38.

5.                                       Counsel Springwell agrees that, if the Amended Agreement is approved by the I-Link shareholders, it shall not take any action under Section 607.1104 of the Florida Business Corporation Act prior to June 30, 2003.  Section 607.1104  allows a shareholder of 80% or more of the outstanding voting securities of a Florida corporation to cause that corporation to be merged with the shareholder or a corporation formed by that shareholder.  The net result of a “Short Form Merger” is that the minority shareholders are involuntarily removed as shareholders of the corporation and are paid an amount of money considered to be the fair market value of their shares in the corporation.  Upon the closing of the Amended Agreement, Counsel Springwell will own over 80% of I-Link’s outstanding common stock.

                Any funding provided by Counsel Springwell pursuant to this Amended Agreement ($1,540,264 as of November 5, 2002) prior to the closing of this transaction  and prior to December 31, 2002, shall, together with interest at 10% per annum, constitute a purchase of common stock for a purchase price per share of $0.18864.  Any funding provided by Counsel Springwell in each month during the 2003 calendar year shall constitute a purchase of additional shares of common stock for a purchase price per share equal to the average closing price of a share of I-Link common stock on the twenty (20) days preceding the funding.

                We have three issued patents and utilize the technology underlying those patents in providing our products and services.  We have also licensed certain portions of that technology to third parties. We have several patent applications that are currently pending before United States Patent and Trademark Office (USPTO).  In  August 2002, our “voice internet transmission system” patent (VoIP Patent) was issued.  While we are using the technology underlying the VoIP Patent in our business, we are also investigating whether and to what extent this VoIP Patent is licensable to third parties. The Company is currently reviewing the results of that review and considering its alternatives.

                On March 25, 2002, Counsel Springwell Communications LLC (“Counsel Springwell”) entered into an Asset Purchase Agreement (“Purchase Agreement”) to purchase certain assets and liabilities of RSL COM U.S.A. Inc [“RSL”] used in connection with RSLs’ business data and long distance voice services, including frame relay, long distance and other voice services to small and medium size business and residences.   On May 22, 2002, Counsel Springwell assigned all its right, title and interest in the Purchase Agreement to WorldxChange.  WorldxChange expects to purchase certain assets and liabilities of RSL.  Counsel Springwell has made a deposit in the amount of $2,600,000 on the purchase price.  Additionally, as of September 30, 2002, WorldxChange had expended approximately $750,000 related to the acquisitions which in  the event the transactions do not close Counsel Springwell has agreed to reimburse WorldxChange.  How WorldxChange is going to finance this acquisition is yet to be determined. The purchase price is yet undetermined.  This transaction has not yet closed but is anticipated to close in the fourth quarter of 2002.

                On July 22, 2002, WorldxChange entered into an Asset Purchase Agreement with Local Telecom Holdings, LLC to purchase certain assets and assume certain liabilities related to its small and residential business of long distance subscribers.  In connection with the acquisition WorldxChange receives a royalty-free transferable license to use the name “Transpoint Communications”.  The acquisition will close after receiving regulatory approvals.  The purchase price is $250,000 which amount may be advanced to Local Telecom Holdings LLC prior to closing in connection with the conduct of its business.  This transaction is anticipated to close in the first quarter of 2003.

Liquidity and Capital Resources

                Cash and cash equivalents as of September 30, 2002 were $4,231,819 and the working capital (current assets less current liabilities) deficit was $37,457,120.  However, should the Amended Agreement discussed above is approved by the shareholders, the working capital deficit would be reduced by $27,644,999.  Cash used by operating activities during the nine-month period ended September 30, 2002 was $5,690,440 as compared to $21,920,463 during the same period ended September 30, 2001. The net decrease in cash used in 2002 was primarily due to: (1) a decrease of $8,455,604 in our net loss after allowance for non-cash expenses, in addition to (2) a decrease in cash used of $7,774,419 associated with timing of collections and payments related to accounts receivable, other assets, accounts payable and accrued liabilities.

                Net cash used in investing activities in the nine-month period ended September 30, 2002 was $571,729 as compared to net cash used of $14,293,727 in the same period ended September 30, 2001.  In the first nine months of 2002, cash used in investing activities was attributable to the purchase of furniture, fixtures, equipment and software and was offset by cash received from the sale of the Broadway building in downtown Salt Lake City.  Cash used in investing activities in the first nine-months of 2001 was attributed to $13,000,000 used to purchase the net assets of WorldxChange and $1,527,514 used to purchase furniture, fixtures, equipment and software.  Cash of $233,787 received as part of the WebToTel acquisition offset these uses of cash.

                Financing activities provided net cash of $5,831,456 in the first nine months of 2002 as compared to cash provided of $35,771,496 in the same period of 2001.  Cash provided in 2002 included proceeds of $8,390,224 from notes payable to a related party.   These proceeds were offset by net draw down of $2,537 on the WorldxChange revolving credit facility and repayments of $2,742,628 on long-term debt and capital lease obligations as well as contributed capital of $181,323 resulting from reimbursement of I-Link expenses by Counsel.  Cash provided in the first nine months of 2001 included $36,189,534 (of which $13,000,000 was used to purchase the net assets of WorldxChange) in proceeds from notes to a related party and $15,580 from the issuances of common stock.  Repayments of long-term debt and capital lease obligations of $433,618 offset these proceeds.

                We incurred a net loss from operations of $15,842,581 for the nine-months ended September 30, 2002 and as of September 30, 2002 had an accumulated deficit of $182,606,363.  We anticipate that revenues generated from operations will not be sufficient during the remainder of 2002 and into 2003 to fund our operations or potential development of new products or markets for existing products.  Accordingly, we continue to rely on our agreement with Counsel wherein Counsel has committed to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements of I-Link in order for I-Link to continue as a going concern through April 15, 2003.

                Operations of our subsidiary, WorldxChange, currently generates sufficient cash in addition to its funds available under its revolving credit facility to fund current operations and anticipates this trend to continue.   WorldxChange has approximately $1,000,000 in borrowing available as of September 30, 2002 under its revolving credit facility.  Operations at I-Link continue to require cash infusion into the operations as operational cash requirements exceed operational cash receipts.  Accordingly, the operations of I-Link (exclusive of WorldxChange) continue to be dependant upon continuous funding from our majority stockholder, Counsel Springwell Communications LLC (formerly Counsel Communications LLC), and its parent Counsel Corporations (US) to fund our operational cash needs (see discussion in “Current Position/Future Requirements” below).

                As discussed in  Operations above, WorldxChange had entered into two potential acquisitions.  It is anticipated that the cash to fund the acquisitions will come from Counsel Springwell or Counsel Corporation, however, Counsel Springwell has not yet determined how it will fund (debt or equity) the WorldxChange acquisition.  Depending on that determination, the actual purchase price, the liquidity and capital resources of I-Link and its subsidiary WorldxChange may be significantly impacted.

Current Position/Future Requirements

                I-Link (excluding WorldxChange) continues to generate negative cash flow  from operations and anticipates having negative cash flow in the future until such a time as current or new products can generate sufficient revenues to cover costs or costs are cut to a level to match revenues.  I-Link is currently considering alternatives to reduce its negative cash flow including continued reductions of operations.  Until I-Link can become cash flow positive, I-Link continues to rely on Counsel for needed funding.  WorldxChange, currently generates sufficient cash to fund current operations and anticipates this trend to continue.  To more appropriately size the operations of I-Link, we have:

•                                            reduced a significant part of our fixed network, specifically, leased lines for origination and termination from our backbone network.  Instead of using these leased lines for origination and termination, we determined that given current revenue levels, it would be more economical to originate and terminate traffic on our subsidiary’s (WorldxChange) and other carriers’ networks, which we began to do in late 2001.  This transition (effectively completed in April 2002) has resulted in significant cost savings (see discussion of telecommunication expenses below).

•                                            made several strategic reductions in our employee base from approximately 114 at January 1, 2002 to approximately 72 as of September 30, 2002.

•                                            consolidated our employee workforce and operations in Draper, Utah which will result in overhead cost savings.

                On July 25, 2002 I-Link and Counsel agreed to a Debt Restructuring Agreement (see discussion of Agreement under “Operations” above), which would have (if approved by the shareholders and certain Federal and state regulatory agencies) assisted us in meeting our near term financial needs.  On October 15, 2002 the Debt Restructuring Agreement was amended and restated.  The amended and restated agreement calls for Counsel to:

•                                            exchange principal ($24,306,866) and accrued interest ($2,284,351 as of October 15, 2002) which was due June 6, 2002 under the June 6, 2001 Loan Agreement, for common stock of I-Link.

•                                            exchange other advances to I-Link ($1,540,264 as of  November 1, 2002)  and related accrued interest through the Amended Agreement closing date, into common stock of I-Link.

•                                            fund I-Link with an unspecified amount in 2002 and 2003 based upon an operating budget yet to be approved by the Board of Directors

                While the above efforts have and will continue to reduce I-Link’s costs, they will not of themselves remove our overall reliance on increased revenues and/or outside funding to meet our operational cash needs.  We continue to review our products and related marketing efforts to increase our product revenues, but to date we have not been able to generate revenues in excess of our expenses and there is no guarantee that we will in the future.  We continue to rely on financial resources currently available to us and investigate other funding sources that may become available to us in the future.  Accordingly, we continue to rely on our agreement with Counsel wherein Counsel has committed to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements of I-Link in order for I-Link to continue as a going concern through April 15, 2003.

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

                For the three months ended September 30, 2002, WorldxChange had negative cash flow of approximately $1,325,000 before borrowings of approximately $1,313,000 on its revolving credit facility.  Year to date WorldxChange has had negative cash flow of $424,000.  WorldxChange believes that it currently generates sufficient cash in addition to its funds available under its revolving credit facility to fund current operations and anticipates this trend to continue excluding the potential acquisitions discussed below.

                As discussed in Liquidity and Capital Resources above, WorldxChange had entered into two potential acquisitions.  It is anticipated that the cash to fund the acquisitions will come from Counsel Springwell or Counsel Corporation, however, Counsel Springwell has not yet determined how it will fund (debt or equity) the WorldxChange acquisitions.  Depending on that determination, the current position and future requirements of I-Link and its subsidiary WorldxChange may be significantly impacted.

Results of Operations

                In order to more fully understand the comparison of the three and nine month periods ended September 30, 2002 as compared to the same three and nine month periods ended September 30, 2001, two significant business transactions that occurred in 2001 must be understood.  Specifically:

1.                                       On June 4, 2001 our wholly owned subsidiary, WorldxChange, purchased certain assets and liabilities of WorldxChange Communications, Inc. and began operations.  WorldxChange offers a dial-around telecommunications product.  We did not offer a comparable product prior to June 4, 2001.  Accordingly, the three-month periods ended September 30, 2002 and 2001 are comparable in that WorldxChange was in existence for the full three-month periods.  However, the nine-month periods ended September 30, 2002 and 2001 are not comparable as the nine month period ended September 2001 includes the results of operations of

WorldxChange from June 4 to September 30, 2001, whereas the nine-month period ended September 30, 2002 include the results of operations of WorldxChange for the entire nine-month period.

2.                                       We acquired WebToTel Inc and its subsidiary Nexbell Communications Inc in a stock for stock transaction on April 17, 2001.  However, as WebToTel and I-Link were under common control of Counsel as of March 1, 2001 (the date Counsel obtained its ownership in I-Link), we have accounted for the acquisition on an accounting method consistent with the pooling-of-interests method of accounting as of March 1, 2001.  Accordingly, the three and nine month periods ended September 30, 2001 included the results of operations of WebToTel Inc and Nexbell Communications, Inc beginning March 1, 2001.  In the fourth quarter of 2001, we ceased to offer Nexbell Communications Inc’s only product and thus the three and nine month periods ended September 30, 2002 do not have any significant revenue or expenses related to Nexbell.

Three-Month Period Ended September 30, 2002 Compared to Three-Month Period Ended September 30, 2001

Revenues

                Telecommunications service revenue decreased $4,071,470 to $21,203,430 in the three months ended September 30, 2002 as compared to $25,274,900 in the three months ended September 30, 2001.  This decrease is related to declines in revenue related to the following:

•                                            revenues of WorldxChange decreased approximately $1,845,000;

•                                            revenues of approximately $652,000 from wholesale relationships with a few customers which we ceased to offer in the fourth quarter of 2001 when we reduced our leased lines used for origination and termination associated with our network backbone (see discussion of network costs below);

•                                            revenues of approximately $393,000 from I-Link’s unified messaging products primarily related to a continuing reduction in the number of subscribers; and

•                                            revenues of approximately $1,181,000 from Nexbell’s telecommunications products that did not recur in 2002 as we ceased offering this product in the fourth quarter of 2001.

                Technology licensing and development revenue decreased $1,098,569 to $321,429 in the third quarter of 2002 as compared to $1,419,998 in the same quarter of 2001.  During the three months ended September 30, 2001, licensing revenues were primarily from a $10,000,000 licensing agreement executed in May 2000, between Red Cube and I-Link that was recorded over a two-year period which ended in May 2002.  Accordingly, $1,249,998 was recorded as revenue in the third quarter of 2001 and no revenue was recorded in the third quarter of 2002.  As the term of the Red Cube license agreement expired in April 2002, there will be no further Red Cube licensing revenues in the future.  Other than Red Cube as discussed above, technology licensing and development revenues increased $151,429.  As of September 30, 2002, we have future payments due to us of $4,500,000 under two licensing agreements.  However, both of the agreements are in default for non-payment and the collection of the future payments is doubtful.  As we have not recognized revenues in excess of cash payments received, there will not be a provision for doubtful accounts in the future in the event that the obligations under these two contracts are not received.  We anticipate revenues from this source will be reduced in the fourth quarter due to the defaults of these two agreements.  Revenue from this source will vary from quarter to quarter based on timing of future technology licensing and development projects.

                Other revenues in the third quarter of 2002 decreased $102,131 to $331,043 as compared to $433,174 in the same period of 2001.  The revenues relate primarily to customer care, billing and accounts receivable services performed primarily for our single largest customer.  The decrease from the third quarter of 2001 to the third quarter of 2002 was primarily related to a decrease in its subscriber base.  Revenues from these services are expected to decrease slightly in the fourth quarter of 2002.  Revenues from these types of services vary from period to period based upon services requested.

Operating costs and expenses

                Telecommunication network expense decreased $10,566,080 in the third quarter of 2002 to $12,432,560 as compared to $22,988,640 for the same quarter of 2001. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenues.  This decrease was primarily due to reductions of approximately:

•                                            $4,959,000 related to a decrease in network expenses from WorldxChange.  The decrease was related to a reduction in fixed costs due to restructuring of the network;  decrease in variable costs per minute due to renegotiation of carrier contract prices and reduction due to decrease in revenues.  We anticipate that future network costs should be similar to the current period as adjusted for changes in revenues.

•                                            $4,134,000 in I-Link’s network fixed costs as a result of our decision in late 2001 when we determined it was not economically justifiable to continue to maintain a significant part of our fixed network, specifically, leased lines for origination and termination from our backbone network.  Instead of using these leased lines for origination and termination, it was determined that given current revenue levels, it would be more economical to originate and terminate traffic on our subsidiary’s (WorldxChange) and other carriers’ networks which we began to do in late 2001, which transition was effectively completed in April 2002;

•                                            $1,459,000 related to I-Link’s variable network costs, various fees, commissions and other overhead costs primarily related to the decline in I-Link revenues.

                Selling, general and administrative expense decreased $1,705,771 to $8,188,464 in the third quarter of 2002 as compared to $9,894,235 in the third quarter of 2001. The primary component of the net decrease was a reduction in salaries in the I-Link entity of approximately $1,495,000 from workforce reductions and an associated decrease of approximately $807,000 in other departmental expenses (which included reduction in facilities, materials, etc.), reductions in professional fees related to litigation and stock market delisting expenses and other cost cutting measures instigated by management.  Offsetting the decrease were approximately $596,000 of additional SG&A expenses from increased headcount at WorldxChange.

                The provision for doubtful accounts decreased $139,411 to $1,137,329 in the third quarter of 2002 as compared to $1,276,740 in the same quarter of 2001.  The decrease is primarily related to a decrease in associated telecommunications services revenues.

                Depreciation and amortization decreased $1,601,121 to $1,603,750 in the third quarter of 2002 as compared to $3,204,871 in the third quarter of 2001.  The decrease in depreciation expense was primarily related a decrease in assets subject to depreciation including the reduction in assets related to an impairment of assets recorded in the second quarter of 2002.

                Research and development decreased $117,841 to $316,810 in the third quarter of 2002 as compared to $434,651 in the same period of 2001.  The decrease was primarily a result of our decision to consolidate our research operations at our headquarters in Draper, Utah and to slow research and development activities in order to concentrate our financial resources on sales and marketing of existing products.  We anticipate that research and development expense will continue at a comparable amount during the remainder of 2002.

                A loss on disposal of fixed assets was recorded in the third quarter of 2002 in the amount of $266,259.  This is a result of the continuing contraction of the business activities of I-Link.

                An impairment of long-lived assets in the amount of $1,070,515 was recorded in the three-month period ended September 30, 2002.  The impairment related to WorldxChange’s ownership of  certain under ocean cables that were part of the acquisition of WorldxChange in June 2001. In the third quarter of 2002, it was determined that the continued projected utilization of these cables would not materialize.  This determination was based on the decision to not expend any further advertising associated with the direct mail channel (which concentrated on international telecommunications).  Although WorldxChange continues to provide full service to its customers, it can most cost effectively compete with its competition by using outside carriers rather than the cables and thus the cables  are no longer needed and were not in use as of September 30, 2002.  The Company has written down the assets to their estimated realizable value of $118,569.  The Company is currently contemplating its options with respect to selling its interest in these cables.

Other income (expense)

                Interest expense decreased $39,815 to $1,776,907 in the third quarter of 2002 as compared to $1,816,722 in the same quarter of 2001. The decrease was primarily due to a decrease in the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel of approximately $619,000.  This decrease was offset by increases from:

•                                            $474,000 related to increased debt to our parent company (Counsel);

•                                            $105,000 on a revolving credit facility, capital leases and other debt;

                Other income from recognition of long-term deposits and other remittances in the amount of $1,568,389 was recorded in the quarter ended September 30, 2002.  During the quarter ended September 30, 2002 WorldxChange was informed that it had funds on deposit with or received remittance of amounts previously held on deposit from certain carriers that related to activity prior to WorldxChange’s  acquisition of certain assets (out of WorldxChange Communications, Inc. bankruptcy) but were previously unknown or unable to be verified.  In management’s opinion, based on discussions with these carriers and in reliance on the advice of legal counsel, the Company has recorded these deposits or remittances at their current value with a corresponding recognition of income in the statement of operations for the quarter ended September 30, 2002.

                Interest and other income decreased $18,773 to $6,439 in the second quarter of 2002 as compared to $25,212 in the same quarter of 2001.  The decrease was primarily due to a decrease in the average balance of interest bearing cash on hand in the third quarter of 2002 as compared to the same quarter of 2001.

Nine-Month Period Ended September 30, 2002 Compared to the Nine-Month Period September 30, 2001

Revenues

                Telecommunications service revenue increased $18,778,895 to $67,883,219 in the first nine months of 2002 as compared to $49,104,324 in the first nine months of 2001. The primary reason for the increase related to WorldxChange revenues increasing $35,539,611 to $62,959,091 in 2002 (representing nine months of revenue) compared to $27,419,480 in 2001 (representing approximately four months of revenue).  This increase was offset by revenue decreases primarily from:

•                                            revenues of $9,543,000 recognized in the first nine months of 2001 related to prepaid services to Red Cube which were not used by May 2001 as required per the agreement;

•                                            revenues of approximately $2,968,000 from wholesale relationships with a few customers which we ceased to offer in the fourth quarter of 2001 when we reduced our leased lines used for origination and termination associated with our network backbone (see discussion of network costs below);

•                                            revenues of approximately $1,895,000 from I-Link’s unified messaging products primarily related to a continuing reduction in the number of subscribers and;

•                                            revenues of approximately $2,342,000 from Nexbell’s telecommunications products for the nine months ended September 30, 2001 that did not recur in 2002 as we ceased offering this product in the fourth quarter of 2001.

                Technology licensing and development revenue decreased $1,486,658 to $2,790,237 in the first nine months of 2002 as compared to $4,276,895 in the first nine months of 2001.  During the nine months ended September 30, 2002, licensing revenues were primarily from a $10,000,000 licensing agreement executed in May 2000, between Red Cube and I-Link that was recorded over a two-year period which ended in May 2002.  Accordingly, $1,666,664 was recorded as revenue in the first nine months of 2002 as compared to $3,749,994 in the first nine months of 2001.  As the term of the Red Cube license agreement expired in April 2002, there will be no further Red Cube licensing revenues in the future.  Other than Red Cube as discussed above, technology licensing and development revenues increased $596,671 to $1,123,572 in the first nine months of 2002 as compared to $526,901 in the same period of 2001.  Revenue from this source is anticipated to decline, but will vary from quarter to quarter based on timing of future technology licensing and development projects.

                Other revenues in the first nine months of 2002 decreased $487,577 to $1,130,639 as compared to $1,618,216 in the first nine months of 2001. The revenues relate primarily to customer care, billing and accounts receivable services performed primarily for our single largest customer.  The decrease from the first nine months of 2001 to the first nine months of 2002 was primarily related to a decrease in its subscriber base.  Revenues from these types of services vary from period to period based upon services requested.

Operating costs and expenses

                Telecommunication network expense decreased $719,342 in the nine months ended September 30, 2002 to $42,294,810 as compared to $43,014,152 for the same period in 2001. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenues.  Telecommunication network expense increased $14,800,867 to $35,843,493 in 2002 (representing nine months of expense) compared to $21,042,626 in 2001 (representing approximately four months of expense) related to the services rendered by WorldxChange.  This increase was offset primarily by reductions of approximately:

•                                            $6,380,000 in I-Link’s network fixed costs as a result of our decision in late 2001 when we determined it was not economically justifiable to continue to maintain a significant part of our fixed network, specifically, leased lines for origination and termination from our backbone network.  Instead of using these leased lines for origination and termination, it was determined that given current revenue levels, it would be more economical to originate and terminate traffic on our subsidiary’s (WorldxChange) and other carriers’ networks which we began to do in late 2001, which transition was effectively completed in April 2002;

•                                            $9,574,000 related to I-Link’s variable network costs, various fees, commissions and other overhead costs primarily related to the decline in I-Link revenues.

                Selling, general and administrative expense increased $7,130,630 to $26,466,606 in the first nine months of 2002 as compared to $19,335,976 in the first nine months of 2001.  The primary component of the net increase was additional selling, general and administrative expenses of $20,292,332 in the first nine months of 2002 (representing nine months of expense) related to WorldxChange as compared to $6,904,689 in 2001 (representing approximately four months of expense).  Offsetting this increase were cost savings of approximately $7,298,000 related to the workforce reductions in December 2001 through May 2002 (which included reduction in facilities, materials, etc.), reductions in professional fees related to litigation and stock market delisting expenses and other cost cutting measures instigated by management.

                The provision for doubtful accounts increased $1,179,009 to $3,833,505 in the nine months of 2002 as compared to $2,654,496 in the same period in 2001. The overall increase was primarily a result of two components:

•                                            an increase of $2,554,308 due to an increase in WorldxChange’s provision to $3,725,872 in the first six months of 2002 (representing nine months of expense) as compared to $1,452,534 in 2001 (representing approximately four month of expense);

•                                            a provision for one major customer in the amount of $975,000 in the first six months of 2001 that did not recur in 2002; and

•                                            a decrease of approximately $400,000 associated with the decline in revenues at I-Link.

                Depreciation and amortization decreased $910,760 to $6,275,902 in the first nine months of 2002 as compared to $7,186,662 in the first nine months of 2001.  An increase in depreciation of $1,610,193 was related to depreciation of $2,922,943 in the first nine months of 2002 (representing nine months of expense) related to WorldxChange as compared to $1,312,750 in 2001 (representing approximately four months of expense as WorldxChange was acquired in June 2001).  The increase is offset by:

•                                            a decrease in depreciation expense of approximately $1,052,000 primarily to a decrease in assets subject to depreciation including the reduction in assets related to an impairment of assets recorded in the second quarter of 2002; and

•                                            a decrease in amortization expense of approximately $1,632,000 primarily due to the adoption of SFAS No. 142 effective January 1, 2002 which eliminated the periodic amortization of goodwill.

                Research and development decreased $861,055 to $1,163,968 in the first nine months of 2002 as compared to $2,025,023 in the same period in 2001.  The decrease was primarily a result of our decision to consolidate our research operations at our headquarters in Draper, Utah and to slow research and development activities in order to concentrate our financial resources on sales and marketing of existing products.

                A loss on disposal of fixed assets was recorded in the third quarter of 2002 in the amount of $266,259.  This is a result of the continuing contraction of the business activities of I-Link.

An impairment of long-lived assets in the amount of $2,933,637 was recorded in the first nine months of  2002.  The impairment was related to three groups of assets in our telecommunications segment.

•                                            The first related to our decision to sell a building we have used to house telecommunications equipment and employees.  The completion and deployment of our SS7 and enhanced routing software in the second quarter of 2002 eliminated the need for several telecommunication switches that had been housed in the building.  Accordingly, we no longer needed the building and during the second quarter  sold the building in August 2002.  As the selling price (net of selling costs) was less than the carrying value of the building, an impairment loss was recorded in the amount of $464,500.

•                                            The second group of assets included several telecommunication switches that we no longer required due to our SS7 and enhanced routing software of which development and deployment was completed in the second quarter of 2002.  This group of assets also included equipment purchased in anticipation of continued deployment of our communication engine’s (“CE’s”) which are a component of our telecommunication network.  During the second quarter of 2002, we concluded that an augmentation of CE’s to the existing network related to anticipated customers was not likely to occur and that the probable course of action is to sell the excess equipment.  We are actively marketing the equipment directly to customers as well as engaging broker’s to sell the equipment.  Estimates of proceeds are based upon actual sales and brokers’ estimates of liquidating values.  In the second quarter of 2002 we recorded an impairment of $1,398,622 related to this group of assets.

•                                            The third group of assets included an impairment of long-lived assets in the amount of $1,070,515  recorded in the three-month period ended September 30, 2002. The impairment related to WorldxChange’s ownership of  certain under ocean cables that were part of the acquisition of WorldxChange in June 2001.  In the third quarter of 2002, it was determined that the continued projected utilization of these cables would not materialize.  This determination was based on the decision to not expend any further advertising associated with the direct mail channel (which concentrated on international telecommunications).  Although WorldxChange continues to provide full service to its customers, it can most cost effectively compete with its competition by using outside carriers rather than the cables and thus the cables are no longer needed and were not in use as of September 30, 2002.  The Company has written down the assets to their estimated realizable value of $118,569.  The Company is currently contemplating its options, including among other steps selling its interest in these cables.

Other income (expense)

                Interest expense increased $3,179,150 to $6,010,504 in the first nine months of 2002 as compared to $2,831,354 in the same period of 2001. The increase was primarily due to increased interest of approximately:

•                                            $2,332,000 related to increased debt to our parent company (Counsel);

•                                            $301,000 on WorldxChange’s revolving credit facility;

•                                            $323,000 on  capital leases (primarily related to equipment of WorldxChange); and

•                                            $301,000 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel.

                The above increases were offset by a reduction of approximately $91,000 related to changes in various other debt.

                Other income from recognition of long-term deposits and other remittances in the amount of $1,568,389 was recorded in the quarter ended September 30, 2002.  During the quarter ended September 30, 2002 WorldxChange was informed that it had funds on deposit with or received remittance of amounts previously held on deposit from certain carriers that related to activity prior to WorldxChange’s  acquisition of certain assets (out of WorldxChange Communications, Inc. bankruptcy) but were previously unknown or unable to be verified.  In management’s opinion, based on discussions with these carriers and in reliance on the advice of legal counsel, the Company has recorded these deposits or remittances at their current value with a corresponding recognition of income in the statement of operations for the quarter ended September 30, 2002.

                Interest and other income decreased $46,746 to $30,126 in the first nine months of 2002 as compared to $76,872 in the same period of 2001.  The decrease was primarily due to a decrease in the average balance of cash on hand in the first nine months of 2002.

Net income (loss) per share

                The net income per common share basic and diluted for the nine-months ending September 30, 2001 includes a net gain to retained earnings for $15,512,473 attributed to the redemption and reissuance on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor as discussed in Note 2 to the financial statements for the quarter ended June 30, 2002.  This adjustment to retained earnings represents the net effect on retained earnings of the redemption of the Class M and N preferred stock including the associated beneficial conversion features related to the original issuance of the preferred stock.  The adjustment also reflects a charge to retained earnings for the beneficial conversion features related to the reissuance on March 1, 2001 of Class M and N preferred stock to Counsel Communications, LLC.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

                Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk.  We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2002.

                We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risks.

Item 4 — Controls and Procedures

                In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Chairman of the Board and the President and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that (subject to the qualifications and disclosures set forth herein below) those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Quarterly Report on Form 10-Q.

                As of the date of this Quarterly Report on Form 10-Q and except as set forth herein below, there have not been any significant changes in I-Link’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                During the period covered by this Quarterly Report on Form 10-Q, the disclosure controls and procedures were found to be deficient. The flow of information to the senior management of I-Link from its subsidiary WorldxChange did not provide for the timely distribution of information relating to potential  acquisitions by WorldxChange, including  a related party transaction.  Executives of the subsidiary did not promptly inform the senior management of I-Link before entering into any transaction not in the ordinary course of business or with a related party.  Additionally, the management of I-Link and its subsidiaries were taking operational direction from the majority shareholder.

                The Audit Committee of I-Link working with management at I-Link and WorldxChange have modified the disclosure controls and procedures applicable to I-Link and its subsidiaries as relates to (i) the internal disclosure and transaction approval process applicable to material transactions not in the ordinary course of business and to related party transactions; and (ii) communications with I-Link’s majority shareholder.  As a result of the amended procedures implemented, management and the Audit Committee believe that the internal and disclosure controls are adequate.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

                On January 18, 2001, I-Link filed an action against Red Cube, International AG and Red Cube, Inc. (Red Cube) in federal court in Utah seeking damages against Red Cube, for an alleged default on an agreement to provide approximately $60,000,000 in equity funding to I-Link, and instituting a scheme to drive I-Link out of business and obtain control of I-Link’s proprietary technology, telecommunications network, key employees and customers.  I-Link obtained a temporary restraining order against Red Cube preventing Red Cube from interfering with I-Link’s employees, vendors and customers.  Red Cube subsequently filed a motion to dismiss the action and compel arbitration based upon a mandatory arbitration provision in the May 2000 Cooperation and Framework Agreement by and between Red Cube and I-Link.  The court found that I-Link’s claims were “related to” the Cooperation and Framework Agreement and granted Red Cube’s motion to dismiss for lack of subject matter jurisdiction.  The dismissal resulted in this issue being submitted for American Arbitration Association (AAA) arbitration pursuant to the Cooperation and Framework Agreement.

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

                On July 9, 2002 an evidentiary arbitration hearing was held in New York before a panel of  arbitrators of the AAA and the AAA panel issued its award effective October 7, 2002.  The AAA panel dismissed all of Red Cube’s claims with prejudice and determined that Red Cube had breached the agreements between the parties.  The arbitration panel awarded I-Link $6,741,835 in damages against Red Cube International AG and Red Cube International, Inc., jointly and severally.  In addition the AAA panel ordered Red Cube to pay I-Link $18,210 as reimbursement for certain administrative fees and expenses and $64,033 as reimbursement for a portion of  the arbitrators’ compensation.  As uncertainty exists at this time as to the ultimate collectability of the awarded amount, management has not recorded any benefit relating to this reward in the financial statements.

                On November 9, 2000 D/Vit, Inc (Dvit) filed an action against I-Link in federal court in Texas alleging that I-Link’s use of the “V-Link” trademark infringed upon Dvit’s intellectual property rights in the mark “V Linc”.  Dvit’s complaint sought damages and an injunction enjoining I-Link’s use of the mark “V-Link”.  On August 22, 2001 the court issued a preliminary injunction enjoining I-Link’s use of the “V-Link” mark.  I-Link had already elected to change the name of its product to “I-Link One Number”.  On February 14, 2002 I-Link filed a motion for summary judgment asking the court to rule as a matter of law that I-Link’s past use of the “V-Link” mark did not constitute an infringement upon Dvit’s intellectual property rights in the “V Linc” mark.  Also on February 14, 2002, Dvit filed a motion for partial summary judgment asking the court to determine as a matter of law that I-Link’s prior use of the “V-Link” mark infringed upon Dvit’s rights in the “V Linc” mark.  On May 8, 2002 the court issued a Memorandum and Order (Order) denying I-Link’s motion for summary judgment and granting Dvit’s partial motion for summary judgment.  The court’s Order permanently enjoined I-Link from using the “V-Link” mark in association with the sale, marketing, description, development or service of its telecommunications products.  The court’s Order did not address possible damages.  A trial on the remaining issue of damages is scheduled for December 3, 2002.  While the Company cannot predict the ultimate outcome of any legal proceeding, in the opinion of the Company, damages, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

                The Company is involved in litigation relating to other claims arising out of its operations in the normal course of business.   Such litigation and arbitration is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Item 3 — Defaults Upon Senior Securities

                As of September 30, 2002, I-Link was in default under a June 6, 2001 Loan Agreement (and amended June 27, 2002) between I-Link and Counsel.  The loan amount of $24,306,866 with accrued interest of $2,174,014 as of September  30, 2002 was due June 6, 2002.  On July 25, 2002, Counsel and I-Link entered into a Debt Restructuring Agreement, which agreement was amended on October 15, 2002 when I-Link and Counsel entered into an Amended and Restated Debt Restructuring Agreement (see discussion in “Current Position/Future Requirements” in Part I above of this Form 10-Q).  The Agreement requires approval by shareholders.  The Amended Agreement includes a provision wherein the principal and accrued interest of the June 6, 2001 loan will be exchanged into common stock of I-Link at $0.18864 per share upon closing of the Amended and Restated Debt Restructuring Agreement.

Item 6(a) — Exhibits

                99.1         Officer’s (CEO) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.2         Officer’s (acting CFO) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b) — Reports on Form 8-K

                A Current Report on Form 8-K was filed on August 9, 2002 to announce a Debt Restructuring Agreement by and among I-Link Incorporated, Counsel Corporation (US) and Counsel Springwell Communications, LLC dated July 25, 2002, which Agreement was filed therein.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

I-Link Incorporated
(Registrant)

Date: November 19, 2002	By:	/s/	Helen Seltzer
Helen Seltzer
President and Chief Executive Officer

	By:	/s/	James A. Giauque, III
James A. Giauque III
Chief Accounting Officer and
acting chief financial officer

OFFICER’S CERTIFICATION

PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. 1350)

I, Helen Seltzer, Chief Executive Officer of I-Link Incorporated, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q I-Link Incorporated;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

By:	/s/ Helen Seltzer
Helen Seltzer
Chief Executive Officer

OFFICER’S CERTIFICATION

PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. 1350)

I, James A. Giauque III, acting Chief Financial Officer of I-Link Incorporated, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q I-Link Incorporated;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

By:	/s/ James A. Giauque III
James A. Giauque III
acting Chief Financial Officer