Form 10-Q/A
period 2002-09-30
I LINK INC
filed 2003-04-30
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A#1

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited) (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,231,819	$4,662,532
Accounts receivable, less allowance for doubtful accounts of $786,912 and $1,862,988 as of September 30, 2002 and December 31, 2001, respectively	12,706,118	16,009,386
Other current assets	1,748,906	2,632,629
Total current assets	18,686,843	23,304,547

Furniture, fixtures, equipment and software, net	12,232,869	21,023,696

Other assets:
Intangible assets, net	443,339	1,330,839
Assets held for sale	458,022	—
Other assets	1,567,175	1,121,067
Total assets	$33,388,248	$46,780,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,370,329	$7,719,595
Accrued liabilities	12,111,407	12,270,231
Unearned revenue	46,419	1,986,675
Revolving credit facility and other current debt	9,980,525	10,004,862
Notes payable and accrued interest to related parties	27,644,999	17,540,140
Current portion of obligations under capital leases	3,293,228	3,034,293
Total current liabilities	56,446,907	52,555,796

Notes payable	215,022	1,147,364
Notes payable and accrued interest – related party	25,172,259	23,088,535
Obligations under capital leases	4,790,116	6,986,308
Total liabilities	86,624,304	83,778,003

Contingencies (Notes 8 & 9)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 769 at September 30, 2002 and December 31, 2001, liquidation preference of $761,310 at September 30, 2002	7,690	7,690
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,549,547 at September 30, 2002 and December 31, 2001	815,849	815,849
Additional paid-in capital	129,123,712	128,942,389
Accumulated deficit	(183,183,307)	(166,763,782)
Total stockholders’ deficit	(53,236,056)	(36,997,854)

Total liabilities and stockholders’ deficit	$33,388,248	$46,780,149

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(as restated)		(as restated)
Revenues:
Telecommunication services	$21,203,430	$25,274,900	$67,883,219	$49,104,324
Technology licensing and development	321,429	1,419,998	2,790,237	4,276,895
Other	331,043	433,174	1,130,639	1,618,216
Total revenues	21,855,902	27,128,072	71,804,095	54,999,435

Operating costs and expenses:
Telecommunication network expense	12,657,560	22,988,640	42,519,810	43,014,152
Selling, general and administrative	8,188,464	9,894,235	26,466,606	19,335,976
Provision for doubtful accounts	1,137,329	1,276,740	3,833,505	2,654,496
Depreciation and amortization	1,603,750	3,204,871	6,275,902	7,186,662
Research and development	316,810	434,651	1,163,968	2,025,023
Loss on disposal of fixed assets	266,259	—	266,259	—
Impairment of long-lived assets	—	8,040,054	1,863,122	8,040,054
Total operating costs and expenses	24,170,172	45,839,191	82,389,172	82,256,363

Operating loss	(2,314,270)	(18,711,119)	(10,585,077)	(27,256,928)

Other income (expense):
Interest expense	(1,776,907)	(1,816,722)	(6,010,504)	(2,831,354)
Interest and other income (expense)	152,369	25,212	176,056	76,872
Total other income (expense)	(1,624,538)	(1,791,510)	(5,834,448)	(2,754,482)
Net loss	$(3,938,808)	$(20,502,629)	$(16,419,525)	$(30,011,410)

Calculation of net income (loss) per common share:

Net Loss	$(3,938,808)	$(20,502,629)	$(16,419,525)	$(30,011,410)
Cumulative preferred stock dividends		(5,595)		(27,610)
Dividends accrued and paid on Class M redeemable preferred stock	—	—	—	(269,027)
Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial conversion features	—	—	—	15,512,473
Net loss applicable to common stock	$(3,938,808)	$(20,508,224)	$(16,419,525)	$(14,795,574)

Basic and diluted weighted average shares outstanding	116,549,547	113,672,070	116,549,547	93,333,115
Net loss per common share – basic and diluted	$(0.03)	$(0.18)	$(0.14)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
	(as restated)
Cash flows from operating activities:
Net loss	$(16,419,525)	$(30,011,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,275,902	7,186,662
Provision for doubtful accounts	3,833,505	2,654,496
Impairment of long-lived assets	1,863,122	8,040,054
Amortization of discount on notes payable to related party	1,315,541	888,468
Loss on disposal of assets	266,259	—
Increase (decrease) from changes in operating assets and liabilities (net of effects of acquisitions of businesses):
Accounts receivable	(419,237)	(3,376,429)
Other assets	1,347,726	(4,733,639)
Unearned revenue	(1,940,256)	(11,427,632)
Accounts payable and accrued liabilities	(1,813,477)	8,858,967
Net cash used in operating activities	(5,690,440)	(21,920,463)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(1,263,242)	(1,527,514)
Acquisition of WorldxChange assets	—	(13,000,000)
Cash received from sale of building	691,513	—
Cash received from purchase of WebToTel	—	233,787
Net cash used in investing activities	(571,729)	(14,293,727)

Cash flows from financing activities:
Repayment on revolving credit facility, net	2,537	—
Proceeds from issuance of notes payable to related party	8,390,224	36,189,534
Payment of long-term debt	(805,371)	(29,040)
Payment of capital lease obligations	(1,937,257)	(404,578)
Contributed capital	181,323	—
Proceeds from stock purchase plan	—	15,580
Net cash provided by financing activities	5,831,456	35,771,496

Decrease in cash and cash equivalents	(430,713)	(442,694)

Cash and cash equivalents at beginning of period	4,662,532	2,155,628

Cash and cash equivalents at end of period	$4,231,819	$1,712,934

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable to related party and associated accrued interest to Class M redeemable preferred stock	—	$10,305,072
Reclassification of Class M redeemable preferred stock from mezzanine	—	22,039,892

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

The second principal operation began on June 4, 2001, when I-Link’s subsidiary, WorldxChange Corp. (WorldxChange) began operations.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist of (1) a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix and (2) a traditional long distance service through a pre-subscribed customer base.  Historically, WorldxChange marketed these products through two marketing channels.  The first channel was through direct marketing (such as advertising and direct mail campaigns) and the second channel was through multi-level marketing consisting of independent marketing agents through out the United States that receive a commission on the sale of products and services.  During the third quarter of 2002, WorldxChange has determined that it will focus on the multi-level marketing channel and a new commercial agent for acquiring new independent marketing agents.  While the dial-around product will continue to be sold through the multi-level channel, no further expenditures for direct marketing of the dial-around product are anticipated except where an agent based co-op advertising program is supported.  WorldxChange’s subscriber base is comprised of residential and small commercial customers located throughout the United States.

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

Reclassifications

Certain balances in the September 30, 2001 and December 31, 2001 financial statements have been reclassified to conform to current year presentation.  These changes had no effect on previously reported net loss, total assets, liabilities or stockholders’ deficit.

Note 3 – Amendment of Form 10-Q for the Period Ended September 30, 2002

The accompanying consolidated financial statements as of September 30, 2002 and for the three and nine months then ended have been restated from those previously issued to (i) correct the reversal of certain liabilities and (ii) eliminate the Company’s recognition of other income from the establishment of long term deposit assets and the recognition of an impairment loss on certain long-lived assets, both related to the June 2001 purchase of certain assets of WorldxChange Communications, Inc (the “WorldxChange Acquisition”). The restatement had no effect on net loss per share for the three and nine months ended September 30, 2002 and 2001.  The restatement increased the net loss for the three and nine months ended September 30, 2002 by $576,944.

In the quarter ended September 30, 2002, as originally filed, the Company removed from its financial records certain obligations for which the Company has now determined it did not have sufficient evidence of legal discharge.  Accordingly, the Company is reinstating those obligations, totaling $473,000, of which $248,000 had been recorded as other income for recognition of long term deposits and $225,000 had been recorded as a reduction to telecommunications network expense.

                In the quarter ended September 30, 2002, the Company recognized other income from establishment of long term deposits and a loss related to impairment of certain long-lived assets. The Company believes that the establishment of the long term deposit assets should have been accomplished through the allocation of purchase price related to the WorldxChange Acquisition.  Additionally, the Company no longer believes that it was appropriate to establish certain long-lived assets initially recorded in the WorldxChange acquisition. To correct the above errors, the Company has determined it is appropriate to amend its original presentation to reflect the impact of these errors, the effect of which is a reduction in income from recognition of long term deposits of $1,174,459 and a reduction in impairment of long-lived assets of $1,070,515.  Additionally, certain minor balance sheet reclassifications were made and the Company reclassified $145,930 from income from recognition of long term deposits to other income.

The following sets forth the effect of these restatements on the net loss for the three and nine months ended September 30, 2002.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Net loss as originally reported	$(3,361,864)	$(15,842,581)
Elimination of income from recognition of long term deposits	(1,568,389)	(1,568,389)
Elimination of impairment of long-lived assets	1,070,515	1,070,515
Adjustment to telecommunication network expense	(225,000)	(225,000)
Adjustment to other income	145,930	145,930

Net loss as restated	$(3,938,808)	$(16,419,525)

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

Note 6 – Intangible Assets

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

Note 7 – Potential Acquisitions

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

Note 8 – Legal Proceedings

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

Note 9 – Subsequent Event

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

Note 10 – Segment of Business Reporting

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

•                  WorldxChange telecommunication services (formerly referred to as dial-around telecommunications services) – includes operations of WorldxChange that offers (1) a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix and (2) a traditional long distance service through a pre-subscribed customer base.  This segment and business was entered into effective June 4, 2001 with the Company’s purchase of certain assets and liabilities of WorldxChange Communications, Inc.

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

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Revenues from external customers:
Telecommunications services	$1,893,000	$4,221,000	$6,055,000	$23,303,000
WorldxChange telecommunication services	19,642,000	21,487,000	62,959,000	27,419,000
Technology licensing and development	321,000	1,420,000	2,790,000	4,277,000
Total revenues from external customers for reportable segments	$21,856,000	$27,128,000	$71,804,000	$54,999,000

Segment income (loss):
Telecommunications services	$(1,495,000)	$(13,274,000)	$(7,980,000)	$(15,416,000)
WorldxChange telecommunication services	(312,000)	(3,001,000)	(2,378,000)	(4,243,000)
Technology licensing and development	(189,000)	573,000	915 ,000	951,000
Total segment income (loss) for reportable segments	(1,996,000)	(15,702,000)	(9,443,000)	(18,708,000)
Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(139,000)	(784,000)	(411,000)	(888,000)
Amortization of intangible assets	—	(549,000)	(888,000)	(1,645,000)
Other corporate expenses	(1,804,000)	(3,468,000)	(5,678,000)	(8,770,000)
	$(3,939,000)	$(20,503,000)	$(16,420,000)	$(30,011,000)

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

The Chief Executive Officer and Chief Financial Officer of I-Link have evaluated the disclosure controls and procedures of I-Link and determined that there were significant deficiencies and material weaknesses.  For more information regarding these findings and corrective actions taken, see the discussion in Item 4 - Controls and Procedures below.

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

The second principal operation began on June 4, 2001, when I-Link’s subsidiary, WorldxChange Corp. (WorldxChange) began operations.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist of (1) a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix and (2) a traditional long distance service through a pre-subscribed customer base.  Historically, WorldxChange marketed these products through two marketing channels.  The first channel was through direct marketing (such as advertising and direct mail campaigns) and the second channel was through multi-level marketing consisting of independent marketing agents through out the United States that receive a commission on the sale of products and services.  During the third quarter of 2002, WorldxChange has determined that it will focus on the multi-level marketing channel and a new commercial agent for acquiring new independent marketing agents.  While the dial–around product will continue to be sold through the multi-level channel, no further expenditures for direct marketing of the dial-around product are anticipated except where an agent based co-op advertising program is supported.  WorldxChange’s subscriber base is comprised of residential and small commercial customers located throughout the United States.

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

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2002 were $4,231,819 and the working capital (current assets less current liabilities) deficit was $37,760,064.  However, should the Amended Agreement discussed above be approved by the shareholders, the working capital deficit would be reduced by $27,644,999.  Cash used by operating activities during the nine-month period ended September 30, 2002 was $5,690,440 as compared to $21,920,463 during the same period ended September 30, 2001. The net decrease in cash used in 2002 was primarily due to: (1) a decrease of $8,376,534 in our net loss after allowance for non-cash expenses, in addition to (2) a decrease in cash used of $7,853,489 associated with timing of collections and payments related to accounts receivable, other assets, accounts payable and accrued liabilities.

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

We incurred a net loss from operations of $16,419,525 for the nine-months ended September 30, 2002 and as of September 30, 2002 had an accumulated deficit of $183,183,307.  We anticipate that revenues generated from operations will not be sufficient during the remainder of 2002 and into 2003 to fund our operations or potential development of new products or markets for existing products.  Accordingly, we continue to rely on our agreement with Counsel wherein Counsel has committed to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements of I-Link in order for I-Link to continue as a going concern through April 15, 2003.

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

Current Position/Future Requirements

I-Link (excluding WorldxChange) continues to generate negative cash flow from operations and anticipates having negative cash flow in the future until such a time as current or new products can generate sufficient revenues to cover costs or costs are cut to a level to match revenues.  I-Link is currently considering alternatives to reduce its negative cash flow including continued reductions of operations.  Until I-Link can become cash flow positive, I-Link continues to rely on Counsel for needed funding.  WorldxChange currently generates sufficient cash to fund current operations and anticipates this trend to continue.  To more appropriately size the operations of I-Link, we have:

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

Operating costs and expenses

Telecommunication network expense decreased $10,331,080 in the third quarter of 2002 to $12,657,560 as compared to $22,988,640 for the same quarter of 2001. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenues.  This decrease was primarily due to reductions of approximately:

•                  $4,734,000 related to a decrease in network expenses from WorldxChange.  The decrease was related to a reduction in fixed costs due to restructuring of the network; decrease in variable costs per minute due to renegotiation of carrier contract prices and reduction due to decrease in revenues.  We anticipate that future network costs should be similar to the current period as adjusted for changes in revenues.

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

Interest and other income increased $127,157 to $152,369 in the second quarter of 2002 as compared to $25,212 in the same quarter of 2001.  The increase was primarily due to various items of approximately $145,000 that will not recur in the future period.  This increase was offset by a decrease in interest income due to a decrease in the average balance of interest bearing cash on hand in the third quarter of 2002 as compared to the same quarter of 2001.

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

Operating costs and expenses

Telecommunication network expense decreased $494,342 in the nine months ended September 30, 2002 to $42,519,810 as compared to $43,014,152 for the same period in 2001. These expenses include the costs related to the continuing development and deployment of our communication network and expenses related to the generation of telecommunication service revenues.  Telecommunication network expense increased $15,025,867 to $36,068,493 in 2002 (representing nine months of expense) compared to $21,042,626 in 2001 (representing approximately four months of expense) related to the services rendered by WorldxChange.  This increase was offset primarily by reductions of approximately:

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

The provision for doubtful accounts increased $1,179,009 to $3,833,505 in the nine months of 2002 as compared to $2,654,496 in the same period in 2001. The overall increase was primarily a result of two components:

•                  an increase of $2,554,308 due to an increase in WorldxChange’s provision to $3,725,872 in the first nine months of 2002 (representing nine months of expense) as compared to $1,452,534 in 2001 (representing approximately four month of expense);

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

An impairment of long-lived assets in the amount of $1,863,122 was recorded in the first nine months of 2002.  The impairment was related to two groups of assets in our telecommunications segment.

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

Interest and other income increased $99,184 to $176,056 in the first nine months of 2002 as compared to $76,872 in the same period of 2001. The increase was primarily due to various items of approximately $145,000 that will not recur in the future period.  The increase was offset by a decrease in interest income.  The decrease in interest income was primarily due to a decrease in the average balance of cash on hand in the first nine months of 2002.

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

Item 4- Controls and Procedures

In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Helen Seltzer (the then chief executive officer) and James A. Giauque III (the then acting chief financial officer) conducted an evaluation of the disclosure controls and procedures as of November 15, 2002.  Thereafter, on March 13, 2003, the Certifying Officers conducted a subsequent evaluation of the Company’s disclosure controls and procedures.  As a result of those evaluations, the Certifying Officers have concluded that those disclosure controls and procedures were not effective as of the date of this Quarterly Report on Form 10-Q.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Quarterly Report on Form 10-Q.

As of the November 15, 2002 evaluation, Ms. Seltzer and Mr. Giauque determined that the disclosure controls and procedures were not effective.  The Certifying Officers concur with that finding.  The flow of information to the senior management of I-Link from its subsidiary WorldxChange did not provide for the timely distribution of information relating to potential acquisitions by WorldxChange, including a related party transaction.  Executives of the subsidiary did not promptly inform the senior management of I-Link before entering into any transaction not in the ordinary course of business or with a related party.  Additionally, the management of I-Link and its subsidiaries were taking operational direction from the majority shareholder.

The Audit Committee of I-Link working with management at I-Link and WorldxChange have modified the disclosure controls and procedures applicable to I-Link and its subsidiaries as relates to (i) the internal disclosure and transaction approval process applicable to material transactions not in the ordinary course of business and to related party transactions, such that no transaction not in the ordinary course of business or with a related party may be effected without the prior approval of the Board of Directors of I-Link; and (ii) all communications with I-Link’s majority shareholder are to be conducted by the Chief Executive Officer or Chief Financial Officer of I-Link.

As of March 13, 2003, the date of the most recent evaluation of the Company’s internal controls and disclosure controls and procedures, the Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures were not effective.  An explanation of the deficiencies and remedies is set forth below.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-Q.

As part of the March 13, 2003 evaluation of the Company’s internal controls and disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer determined that the following matters involving internal controls constituted material weaknesses.  The deficiencies related to the process of calculating allowance for doubtful accounts, the timeliness of general ledger account reconciliations and analysis, and financial reporting expertise. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  More specific discussion is set forth below.

Allowance For Doubtful Accounts.  WorldxChange’s information systems necessary to analyze its reserves for uncollectible accounts receivable were not effective.  Primarily, information systems necessary to analyze the allowance for doubtful accounts related to direct-billed accounts were not effective as a result of the rapid growth of the direct-billed revenues and related accounts receivable during the year.  Following the date of the Certifying Officers’ evaluation, the Company has undertaken to generate system-based reports to assist in the timely and informed evaluation of necessary allowance for doubtful accounts related to direct-billed accounts and has increased the monitoring of that information.

General Ledger Account Reconciliation and Analysis.  Certain WorldxChange general ledger accounts were not reconciled on a timely basis.  Following the date of the Certifying Officers’ evaluation, WorldxChange implemented procedures to require the timely preparation and review of reconciliations and analysis of these general ledger accounts on a monthly basis.

Financial Reporting Expertise.  Over the course of the last two years the Company has grown through acquisitions and the Company is positioning itself for further revenue growth.  That growth continues to place significant burdens on the Company’s financial reporting systems and resources.  The Certifying Officers have determined that the Company did not have sufficient financial expertise, appropriate systems, and controls did not operate effectively on a continuous basis throughout the reporting period.  As a result, the Certifying Officers determined that the company did not have an effective internal control environment.  The Certifying Officers, with Company’s management, have evaluated and are modifying its systems and financial functions as deemed appropriate in an attempt to ensure the internal controls and disclosure controls and procedures are effective in the future. In addition, the Certifying Officers have determined that the financial management team should be augmented to include an internal audit function.  In 2003, the Company appointed a new Chief Financial Officer, recently hired a new corporate controller and is in the process of hiring a new controller at WorldxChange, (all with recent experience in generally accepted accounting principles, the rules and regulations of the Commission, financial reporting practices, and internal controls), in an effort to address this deficiency.

The Company has a continuous improvement program in place relating to the internal controls and disclosure controls and procedures of the Company and its subsidiaries. The program is designed to review and modify, as determined appropriate, the design and operation of internal controls and disclosure controls and procedures as the operating processes change in relation to the changes of the Company’s business resulting from acquisitions, discontinued operations, reorganization of management and the addition of new lines of business. As of the date of this Quarterly Report on Form 10-Q and except as disclosed above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 3 - Defaults Upon Senior Securities

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

Item 6(b) - Reports on Form 8-K

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

I-Link Incorporated
(Registrant)

Date: April 30, 2003	By:	/s/ Allan Silber
Allan Silber
President and Chief Executive Officer

	By:	/s/ Gary M. Clifford
Gary M. Clifford
Chief Financial Officer

OFFICER’S CERTIFICATION
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, Alan Silber, Chief Executive Officer of I-Link Incorporated, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A#1 of I-Link Incorporated;

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

Date: April 30, 2003

By:	/s/ Allan Silber
Allan Silber
Chief Executive Officer

OFFICER’S CERTIFICATION
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, Gary M. Clifford, Chief Financial Officer of I-Link Incorporated, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A#1 of I-Link Incorporated;

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

Date: April 30, 2003

By:	/s/ Gary M. Clifford
Gary M. Clifford
Chief Financial Officer