Form 10-K
period 2002-12-31
I LINK INC
filed 2003-04-30
CIK 849145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission File No. 0-17973

I-LINK INCORPORATED

(Name of registrant as specified in its charter)

Florida	52-2291344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9775 Business Park Avenue, San Diego, California 92131 (885) 547-5700
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.007 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒       No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of Common Stock held by non-affiliates based upon the closing price on June 28, 2002, as reported by the Electronic Bulletin Board, was approximately $16,317,000.

Check whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act).

Yes    ☐       No  ☒

As of March 27, 2003, there were 116,549,547 shares of Common Stock, $.007 par value, outstanding.

TABLE OF CONTENTS

Item No.

Part I

1.	Description of Business
2.	Description of Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

Part II

5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions

Part IV

14.	Controls and Procedures
15.	Exhibits, Financial Statements Schedules and Reports on Form 8-K

PART I

Item 1.  Description of Business

Overview

I-Link Incorporated’s (“I-Link”, the “Company”, “our” or “we”) vision is to be the preferred supplier of communications products and services to targeted markets that will deliver profitable growth while creating value for all stakeholders.  The mission of I-Link is to provide businesses and consumers with competitively priced voice, data and enhanced communications services via direct and indirect channels.  Through the dedication of our employees, we deliver industry leading customer care, customized product solutions and full back office support, building long-term loyalty and trust with all of our customers.

History and Development of the Business

I-Link was incorporated in Florida in 1983 under the name Medcross, Inc. It changed its name to I-Link Incorporated in 1997. In 1994, I-Link began operating as an Internet service provider (“ISP”) with a business model built around providing both network access and value-added services.  I-Link quickly identified that the emerging Internet Protocol (“IP”) environment was a promising basis for enhanced service delivery, and soon turned to designing and building an IP telecommunication platform consisting of I-Link proprietary software, hardware and leased telecommunication lines.  The goal was to create a platform with the quality and reliability necessary for voice transmission.  By 1996, I-Link released its first IP-based service called “Fax-4-Less.”  This service provided users with a more efficient and cost-effective way to distribute facsimile information.

In 1997, I-Link started offering enhanced services over a mixed IP-and-circuit-switched network platform. These services offered a blend of traditional and enhanced communication services and combined the inherent cost advantages of the IP-based network with the reliability of the existing public switched telephone network (“PSTN”).  The suite of services included a one number “follow me” service, long distance calling, unified messaging, conference calling, message broadcasting, and web-based interface to manage messages and maintain personal account settings.  In 1997 we formed our subsidiary I-Link Worldwide, LLC through which we began marketing our products and services thorough a network marketing channel.

In August 1997, I-Link acquired MiBridge, Inc. (“MiBridge”), a New Jersey-based communications technology company engaged in the design, development, integration and marketing of a range of software telecommunication products that support multimedia communications over the PSTN, local area networks (“LAN”) and IP networks.  Historically, MiBridge concentrated its development efforts on compression systems such as voice- and fax-over-IP (“VoIP”).  As part of I-Link, MiBridge continued to develop patent-pending technologies combining sophisticated compression capabilities with IP telephony technology.  The acquisition of MiBridge permitted us to accelerate the development and deployment of IP technology across our network platform.

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

In February 2000, we transitioned our direct-sales marketing program to Big Planet, Inc. (“Big Planet”), a subsidiary of Nu Skin Enterprises, Inc., whereupon Big Planet became one of our wholesale customers.  The transition of the network marketing sales channel to Big Planet has allowed us to focus our efforts on the expansion of the VoIP platform and the development and deployment of new enhanced services and products, while at the same time maintaining existing channels for retail sales.

On March 1, 2001, I-Link became a majority-owned subsidiary of Counsel Communications, LLC, which is now a wholly owned subsidiary of Counsel Corporation, (collectively, “Counsel”).  Since taking a controlling position in I-Link Counsel has advanced approximately $60.7 million in cash to I-Link.  Of this amount, approximately $20.5 million was utilized to acquire certain assets of WorldxChange Communications, Inc. and RSL COM U.S.A. Inc., while the remaining approximate $40.2 million has been used directly in operations, principally to fund operating losses and bring I-Link’s technology to market. Through December 31, 2002, $5.5 million of these advances have been repaid and pursuant to a debt restructuring agreement, Counsel has agreed to convert approximately $29.3 million of its existing debt, including accrued interest, to capital (subject to shareholder approval).  Additionally, Counsel has committed to fund, through long-term inter-company advances or equity contributions, all capital investment, working capital or other operational cash requirements of I-Link through April 15, 2004..  Related to our association with Counsel, on April 17, 2001, I-Link acquired WebToTel, Inc. (“WebToTel”), a subsidiary of Counsel, and also its subsidiary, Nexbell Communications Inc. (“Nexbell”), in a stock-for-stock transaction.  Nexbell was sold in December 2001.  (see Note 6 of financial statements included in Item 8 hereof)

In June 2001, our wholly owned subsidiary WorldxChange Corp. (“WorldxChange”) purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange initially consisted primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.  Historically, WorldxChange marketed its services through consumer mass marketing techniques, including direct mail and direct response television and radio. In 2002, WorldxChange amended its channel strategy, de-emphasized the direct mail channel and devoted its efforts to pursue more profitable methods of attracting and retaining customers.  WorldxChange also utilizes commercial agents as well as a network of independent commission agents recruited through its multi-level marketing programs to retain and attract new customers.

On December 6, 2002, we entered into a definitive purchase and sale agreement to sell substantially all of the assets and customer base of I-Link Communications Inc. (“ILC”), a wholly owned subsidiary of I-Link, to Buyers United, Inc. (“BUI”). The sale is anticipated to close in the second quarter of 2003. The sale includes the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a fully paid perpetual license to use our proprietary software-based network convergence solution for voice and data. In January 2003, we entered into our second domestic agreement with a communications company, to license and assist that company in deploying a similar network solution for voice and data.  (see Note 4 of financial statements included in Item 8 hereof)

We have three issued patents and utilize the technology underlying those patents in providing our products and services. We have also licensed certain portions of that technology to third parties. We have several patent applications that are currently pending before United States Patent and Trademark Office (“USPTO”).  See Item #2 – Description of Properties below for a more full explanation of our patents.

On December 10, 2002, WorldxChange completed the purchase of the Enterprise and Agent business of RSL COM U.S.A. Inc (“RSL”) from a bankruptcy proceeding.  The acquisition included the assets used by RSL to provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market (“A&R” business), together with the existing customer base of the Enterprise and Agent business.

Today, I-Link remains focused on delivering voice and data services and solutions to our partners and customers.  With over eight years experience developing VoIP technologies, I-Link continues to offer a proven and time-tested solution for companies to use our technology to reduce telecommunication costs and/or who wish to enter the enhanced communications market.  At present, I-Link continues to actively market its voice and data services and solutions through wholesale and retail channels, and licenses its enhanced services platform to partners and service providers domestically who wish to offer voice services without incurring high development costs.

As of December 31, 2002, I-Link had 356 employees with whom we feel we have a generally good relationship.  We are not subject to any collective bargaining agreements.

Business Reorganization

At the next shareholders’ meeting, we intend to ask shareholders to approve a proposal to change the name of I-Link Incorporated to Acceris Communications Inc.

In late 2002, we reorganized I-Link into three operating segments.  Acceris Communications Partners (“Acceris Partners”),  Acceris Communications Solutions (“Acceris Solutions”) and Acceris Communications Technologies (“Acceris Technologies”).  These segments are discussed below.

Acceris Partners is a combination of the WorldxChange assets acquired in June 2001 and the A&R business of RSL, which we acquired in December 2002.  Acceris Partners is a facilities-based provider of circuit-switched long distance telecommunication services to end users. Acceris Partners, through WorldxChange, initially approached the market through a combination of direct mailings (primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix) and multi-level marketing (“MLM”).  In 2002, Acceris Partners amended its channel strategy, de-emphasizing the direct mail channel and devoting our efforts to the agent channel.  It is focused on two distinct agent channels: MLM and commercial agent.  In addition, Acceris Partners expanded its product offerings in 2002 to focus on 1+ switched (1+ is when a customer can pick up the phone and directly dial a long distance number by pushing 1-area code-phone number), dedicated circuits, and data.  Further, the Company began to offer a 1+plus calling plan to its existing customer base in the dial around business (10-10-XXX prefix).  This segment accounted for approximately 95% of the revenue from continuing operations in 2002 and is expected to be the largest contributor to revenue in 2003, but at a lesser percentage as Acceris Solutions contributes a larger proportion. There were no customers in 2002 that accounted for over 10% of this segment’s revenues, which revenues were generated in the United States of America.

Acceris Solutions is the Enterprise business of RSL, which was acquired in December 2002.  Acceris Solutions provides customized integrated communications solutions for voice and data. Our innovative approach to networking, connectivity and telecommunications products and services leverages technology to improve the way our customers do business. Our solutions help our customers increase revenues and reduce the total cost of technology ownership. What differentiates Acceris Solutions from other network providers is that we will work with our customers to develop a customized solution that is designed and implemented specifically for the way they do business. As this business was acquired in December 2002, this segment accounted for approximately 2% of the revenue from continuing operations in 2002. The revenue contribution from this source will increase dramatically in 2003 as it operates for the full year in 2003. In 2002, Acceris Solution ‘s two largest customers accounted for 12% and 10% respectively of the revenues of this segment which revenues were generated in the United States of America.

Acceris Technologies is the former technology licensing and development business of I-Link.  Acceris Technologies offers a fully developed network convergence solution for voice and data.  Over the last five years, Acceris Technologies has sold several technology licenses in international markets based on its IP communications technology, which are supported by three patents.  Acceris Technologies refined its technology over the last five years by proving and resolving quality of service integration while developing numerous enhanced features that create incremental revenue for communications providers.  This maturing of the technology was enabled by the building and operation of an IP network across the United States.

This segment accounted for approximately 3% of the revenue from continuing operations in 2002. The revenue contribution from this source is expected to increase in 2003, however its contribution as a percentage of total revenue will remain relatively consistent with 2002.  There were three customers in 2002 each of which accounted for over 10% of the total revenues and which, combined, accounted for 100% of this segment’s revenues, which revenues were with US subsidiaries of international companies.  However, as of the end of 2002 these customers were no longer our customers.

Competition

Our long-term success will be founded in our ability to provide quality service, enhanced features and new product offerings, which offer greater convenience to the Consumer and Enterprise markets.  These products must be offered at value for service pricing, through our selected distribution channels.

The Acceris Solutions and Acceris Partners businesses face competition from numerous telecommunications organizations offering service in the United States. Providers include such large organizations as AT&T, Sprint and Verizon, as well as numerous small, less widely known, service providers.

The Acceris Partners business, consistent with its competitors, sees significant attrition in its customer base over short periods of time. In order to attract new customers and minimize attrition, we must develop and market product offerings that appeal to people demanding long distance services originating in the United States.  Factors that influence the highly mobile customer base include, among other things, premium quality of service, enhanced features offerings and premium customer service, at value pricing.  Long-term success in the Acceris Partners market is sustained by attracting new customers and developing customer loyalty.

The Acceris Solutions business differs significantly from the Acceris Partners business.  In this business, customers tend to remain with the Company for many years.  This longer term retention results in recurring revenue streams, which result from our ability to offer specific solutions to each individual customer.  Acceris Solutions differentiates itself from its competitors by offering customized, integrated solutions that enhance its customers’ productivity and, ultimately, improve profitability.

Acceris Technologies offers an internally developed patented technology solution that operates in both a convergence and IP world.  Acceris Technologies provides a 100% software solution for VoIP deployment.  The solution unlike some competition does not rely on hardware to provide switching, conference or enhanced services.  Additionally, the solution provides an open Application Programming Interface (“API”), to enable development of a wide variety of voice applications and services. Commencing in late 2002, we made the decision to pursue the development of the domestic market providing software based IP solutions to United States domestic carriers which assists those companies by reducing their internal costs and/or allows them to offer enhanced service products (such as One-number) to retail customers.  Prior to late 2002, we had offered these products internationally and marketed our enhanced service products to customers on a retail basis.  Formalizing this directional decision of our overall business strategy, in December we entered into an agreement to sell our IP network operations based in Draper, Utah to BUI.  We do not see any direct competition to our current technology although there are many competitors with certain portions of our technology, but not as an entire package.  Our competition would include the traditional switched telephony infrastructure providers, such as Nortel and Lucent, which this technology displaces.  While our competition offers products with similar features, our competitive product is software based versus hardware based and as such can be deployed at a significantly lower cost.  Also the software nature of our product makes it easier and more economically feasible to develop additional features and services to meet ever-changing customer needs.

Government Regulation

General.  We believe many of the services we provide are subject to the provisions of the

Telecommunications Act of 1996 (the “1996 Act”), the regulations promulgated thereunder, as well as the applicable laws and regulations of the various states administered by the relevant state authorities.  While the recent trend in the U.S., for both federal and state regulation of telecommunication service providers has been toward less regulation rather then more, the Federal Communications Commission (“FCC”) and relevant state authorities continue to regulate telecommunication carriers and the terms and conditions under which telecommunication services are provided.

Federal.  The FCC modifies its regulations of telecommunication carriers from time to time.  In March 2001, the FCC issued an order requiring non-dominant carriers to remove their international exchange service tariffs from the FCC by January 28, 2002.  We believe we are in compliance with the FCC’s detariffing orders and that achieving such compliance did not significantly impact us.

In 1997 the FCC issued an order implementing those provisions of the 1996 Act, which promote universal telephone service (the “USF Order”).  The USF Order requires interstate telecommunication carriers to contribute toward a fund for schools and libraries, a fund for rural health care and a fund to develop regions characterized by low income levels and high telecommunication costs (collectively “USF”). Our USF contributions are assessed based on certain end user telecommunication revenues, which we calculate in accordance with the FCC’s legislative rules.  The amounts we contribute to USF may be billed to our end-users and we have elected to pass those charges along to our end user customers. If we continue to bill these amounts to our end-user customers, our customers may choose to purchase similar services from our competitors. If we elect not to bill these amounts to our end-user customers in the future, our profit margins may be less.

During the past year the FCC increased the USF contribution percentages.  Originally in May 2001 and subsequently in February 2002, the FCC proposed changes to the USF regulations that, if adopted, would alter the basis on which we determine our USF contributions and the ability and means by which such contributions may be recovered from our customers.  For example, although the FCC has not proposed to prevent carriers from passing USF charges through to customers, the FCC has recently ruled that it will limit the extent to which carrier costs for administering USF charges may be passed through to customers.  In addition, the FCC is considering alternative mechanisms under which it will assess USF charges to carriers.  Although we believe that certain proposals may benefit the Company, we cannot predict the outcome of these proceedings. It remains possible that the FCC could adopt a USF contribution mechanism that would have a negative effect upon our operations.

State.  In addition to regulation by the FCC, the majority of the states require us to register or apply for certification prior to initiating intrastate interexchange telecommunications services.  To date, our subsidiaries, ILC and WorldxChange, are authorized through certification to provide intrastate interexchange telecommunications services and, in certain states, local exchange services.  These subsidiaries are subject to the obligations that the applicable state laws place on all similarly certificated carriers including the regulation of services, the payment of regulatory fees and the preparation and submission of reports. If state regulators or legislators change current regulations or adopt new regulations it may negatively impact our ability to provide telecommunication services.

Available Information

I-Link is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which requires that I-Link file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website on the Internet that contains reports, proxy and information statements and other information regarding registrants, including I-Link, that file electronically with the SEC. The SEC’s website address is www.sec.gov. In addition, I-Link’s Exchange Act filings may be inspected and copied at the public reference facilities of the SEC located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549; and at the SEC’s regional offices at Citicorp Center, 500 West Madison Street, Room 1400, Chicago, IL 60661, and at 233 Broadway, New York, NY 10279. Copies of the material may also be obtained upon request and payment of the appropriate fee from the Public Reference Section of the SEC located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549.

Item 2.  Description of Properties

At December 31, 2002, I-Link leased approximately 26,300 square feet of space for office and other facilities in Draper, Utah pursuant to commercial leases with original terms of five to seven years.  These leases expire between 2003 and 2005 subject to our right to extend for an additional five years.  The current aggregate base rent is approximately $28,000 per month.  I-Link also leases several other co-location facilities throughout the United States to house its Communication Engines.  Such spaces vary in size and length of term.

 Of the 26,300 square feet leased as of December 31, 2002, I-Link subleased approximately 12,000 square feet on a month to month basis at approximately $14,000 per month which was the same as our cost. In February 2003, I-Link was released from this lease (12,000 square feet) and cancelled its related sublease agreement.

In December 2002, I-Link entered into an agreement wherein it was released from the lease of approximately 14,300 square feet (approximately $14,000 per month) subject to the closing of its sale of certain assets to BUI, which we anticipate will close in the second quarter of 2003.

WorldxChange rents approximately 24,000 square feet of office space in San Diego, California under a five-year commercial lease dated August 1, 1997, which was extended to March 2003, at a cost of approximately $25,000 per month. WorldxChange also leases several other co-location facilities throughout the United States to house its network equipment.  Such spaces vary in size and length of term.

WorldxChange also rents approximately 46,000 square feet of office space in Pittsburgh, Pennsylvania under a lease dated December 11, 2002 and expiring on June 30, 2005, at a cost of approximately $54,000 per month.  A $200,000 irrevocable letter of credit is in place until December 2004 as security for the lease.

We have three issued patents and utilize the technology underlying those patents in providing our products and services.  We have also licensed certain portions of that technology to third parties. We have several patent applications that are currently pending before USPTO.  In August 2002, our “voice internet transmission system” patent (“VoIP Patent”) was issued (No. 6,438,124) The VoIP Patent joins I-Link’s two other IP patents, filed in 1996, which are related to the delivery of high quality conference calls with compressed signals (No. 5,898,675; No. 5,754,534).  Together, these patented technologies have been successfully deployed and commercially proven in a nationwide IP network and in I-Link’s unified messaging service, application programming interface, and software licensing businesses.  I-Link plans to further leverage these patents as it packages an IP solution for the growing Enterprise and applications markets. While we are using the technology underlying the VoIP Patent in our business, we are also investigating whether and to what extent the VoIP Patent is licensable to third parties. The Company is currently reviewing the results of that review and considering its alternatives.

Item 3.  Legal Proceedings

In the Arbitration Matter of Red Cube International AG, v. I-Link Incorporated, before the American Arbitration Association, New York, New York, AAA # 50 T 117 0002B 01.

On or about January 24, 2001 Red Cube International, AG (“Red Cube AG”) delivered to us a written demand for arbitration under a May 2000 Cooperation and Framework Agreement between the parties.  Red Cube AG’s demand constituted written notice of an alleged breach of the Cooperation and Framework Agreement.  We denied these allegations, filed a counterclaim against Red Cube, AG and filed a third-party claim against Red Cube, Inc, seeking compensatory and/or punitive damages for Red Cube Inc.’s default under a subsequent agreement to provide approximately $60,000,000 in equity funding to us, engaging in a scheme to drive us out of business and obtain control of our proprietary technology, telecommunications network, key employees and customers.

On July 9, 2002 an evidentiary arbitration hearing was held in New York before a panel of arbitrators of the AAA and the AAA panel issued its award effective October 7, 2002.  The AAA panel dismissed all of Red Cube’s claims with prejudice and determined that Red Cube had breached the agreements between the parties.  The arbitration panel awarded I-Link $6,741,835 in damages against Red Cube International AG and Red Cube International, Inc., jointly and severally.  In addition the AAA panel ordered Red Cube to pay I-Link $18,210 as reimbursement for certain administrative fees and expenses and $64,033 as reimbursement for a portion of the arbitrators’ compensation.  As uncertainty exists at this time as to the ultimate collectibility of the awarded amount, management has not recorded any benefit relating to this reward in the financial statements.

D/Vit, Inc. v I-Link Incorporated, Civil No. H-00-3914, United States District Court, Southern District of Texas, Houston Division.

On November 9, 2000 D/Vit, Inc (“Dvit”) filed an action against I-Link in federal court in Texas alleging that I-Link’s use of the “V-Link” trademark infringed upon Dvit’s intellectual property rights in the mark “V Linc”.  Dvit’s complaint sought damages and an injunction enjoining I-Link’s use of the mark “V-Link”.  On August 22, 2001 the court issued a preliminary injunction enjoining I-Link’s use of the “V-Link” mark.  I-Link had already elected to change the name of its product to “I-Link One Number”.  On February 14, 2002, I-Link filed a motion for summary judgment asking the court to rule as a matter of law that I-Link’s past use of the “V-Link” mark did not constitute an infringement upon Dvit’s intellectual property rights in the “V Linc” mark.  Also on February 14, 2002, Dvit filed a motion for partial summary judgment asking the court to determine as a matter of law that I-Link’s prior use of the “V-Link” mark infringed upon Dvit’s rights in the “V Linc” mark.  On May 8, 2002, the court issued a Memorandum and Order (“Order”) denying I-Link’s motion for summary judgment and granting Dvit’s partial motion for summary judgment.  The Order permanently enjoined I-Link from using the “V-Link” mark in association with the sale, marketing, description, development or service of its telecommunications products.  The court’s order did not address possible damages.  In December 2002, we settled the claim for $180,000 of which $120,000 was previously reserved.

We are involved in litigation relating to claims arising out of our operations in the normal course of business, none of which is expected, individually or in the aggregate, to have a material adverse affect on us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of our security holders.

PART II

Item 5.  Market for I-Link Incorporated’s Common Stock and Related Stockholder Matters

Price Range of Common Stock

I-Link’s common stock is traded on the OTC-Electronic Bulletin Board under the symbol ILNK.

The following table sets forth the high and low prices for our common stock for the period as quoted on Nasdaq from January 1, 2000 to September 30, 2001 and on the Electonic Bulletin Board from October 1, 2001 to December 31, 2002 (as reported by Commodity Systems, Inc.) based on interdealer quotations, without retail markup, markdown, commissions or adjustments and may not represent actual transactions:

Quarter Ended	High	Low

March 31, 2001	$1.22	$0.25
June 30, 2001	0.75	0.38
September 30, 2001	0.57	0.19
December 31, 2001	0.24	0.07

March 31, 2002	$0.50	$0.07
June 30, 2002	0.29	0.13
September 30, 2002	0.24	0.09
December 31, 2002	0.17	0.07

On March 27 2003, the closing price for a share of our common stock was $0.13.

Holders

As of March 18, 2003, we had approximately 800 stockholders of common stock of record and approximately 11,700 beneficial owners.

Dividends

To date, we have not paid and do not anticipate that we will pay dividends on our common stock in the foreseeable future.  As of December 31, 2002, we do not have any preferred stock outstanding which has any preferential dividend.  Preferred stock dividends in the amount of $0, $0 and $196,333 were paid in 2002, 2001 and 2000, respectively, in common stock (non-cash) on the converted shares of Series F redeemable preferred stock.  A preferred stock dividend in the amount of $630,313 was paid in 2001 in common stock (non-cash) on the Class C preferred stock.

Item 6.  Selected Financial Data

The following selected consolidated financial information was derived from the audited consolidated financial statements and notes thereto.  The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	2002	2001	2000	1999	1998
Statement of Operations Data:

Revenues:
Telecommunications services	$90,410,940	$50,288,917	$—	$—	$—
Marketing services	—	—	463,740	3,672,988	4,548,421
Technology licensing and Development	2,836,655	5,696,893	8,972,828	2,506,701	1,466,315
Other	—	—	400,000	—	—
Net sales	93,247,595	55,985,810	9,836,568	6,179,689	6,014,736

Operating costs and expenses:
Telecommunications network expenses	50,935,474	35,545,611	—	—	—
Marketing services costs	—	—	456,354	5,400,149	5,850,873
Selling, general, administrative and other	46,337,126	42,392,038	22,893,902	18,265,390	14,615,105
Total operating expenses	97,272,600	77,937,649	23,350,256	23,665,539	20,465,978

Operating loss	(4,025,005)	(21,951,839)	(13,513,688)	(17,485,850)	(14,451,242)

Other income (expense)	(7,498,526)	(4,023,016)	(1,639,109)	(4,856,201)	(8,070,501)

Loss from continuing operations	(11,523,531)	(25,974,855)	(15,152,797)	(22,342,051)	(22,521,743)

Loss from discontinued operations	(12,508,374)	(19,614,588)	(10,599,381)	(2,317,237)	(5,436,336)
Loss before extraordinary gain	(24,031,905)	(45,589,443)	(25,752,178)	(24,659,288)	(27,958,079)

Extraordinary gain on extinguishment of debt	—	1,092,818	—	—	—
Net loss	$(24,031,905)	$(44,496,625)	$(25,752,178)	$(24,659,288)	$(27,958,079)

Loss from continuing operations applicable to common stock	$(11,523,531)	$(10,759,019)	$(16,799,615)	$(31,269,025)	$(32,362,885)

Net loss per common share - basic and diluted:

Loss from continuing operations	$(0.10)	$(0.11)	$(.63)	$(1.46)	$(1.84)
Loss from discontinued operations	(0.11)	(0.20)	(.40)	(0.11)	(0.31)
Extraordinary gain	—	0.01	—	—	—
Net loss per common share	$(0.21)	$(0.30)	$(1.03)	$(1.57)	$(2.14)

Balance Sheet Data:

Working capital deficit	$(13,739,329)	$(40,812,272)	$(30,060,766)	$(1,318,640)	$(4,073,914)
Property and equipment, net	11,479,111	21,023,696	10,983,273	7,019,361	7,262,781
Total assets	46,272,714	46,780,149	21,657,492	21,658,199	23,855,363
Long-term obligations	64,518,354	19,661,184	2,801,592	9,658,525	8,785,933
Stockholders’ deficit	(60,419,423)	(36,997,854)	(28,839,061)	(11,049,897)	(16,953,363)

On April 17, 2001, we acquired WebToTel Incorporated and its subsidiaries (including Nexbell Communications Inc.) in a stock for stock transaction.  However, as WebToTel (which was a subsidiary of Counsel) and I-Link were under common control of Counsel (the majority shareholder of I-Link) as of March 1, 2001 (the date Counsel obtained its ownership in I-Link), we have accounted for the acquisition on an accounting method consistent with the pooling-of-interests method of accounting as of March 1, 2001.  Accordingly, we have included the financial results of WebToTel and its subsidiaries (including Nexbell which was sold in December 2001) subsequent to March 1, 2001.

On June 4, 2001, I-Link, through WorldxChange, purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to residential and commercial customers.  WorldxChange operations are part of our Acceris Partners segment of operations.

On December 6, 2002, I-Link entered into an agreement to sell substantially all of the assets of ILC.  The sale includes the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use I-Link’s proprietary software platform.  Additionally, I-Link is selling its customer base that was serviced by ILC. The sale is anticipated to close in the second quarter of 2003.  Operating results of ILC have been reclassified in the years from 1998 to 2002 to discontinued operations.  The operations of ILC had previously been reported as part of a business segment referred to as Telecommunication Services, which was a separate segment different than our current business segments.

On December 10, 2002, WorldxChange completed the purchase of the Enterprise and Agent business of RSL. The acquisition included the assets used by RSL to provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market (“A&R” business), together with the existing customer base of the Enterprise and Agent business.

The Direct and A&R businesses are included in our Acceris Partners segment while the Enterprise and Agent business is included in our Acceris Solutions segment.

Item 7.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Chief Executive Officer and Chief Financial Officer of I-Link have evaluated the disclosure controls and procedures of I-Link and determined that there were significant deficiencies and material weaknesses.  For more information regarding these findings and corrective actions taken, see the discussion in Item 14 - Controls and Procedures below.

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

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward-looking statements.  Several of these factors include, without limitation:

•                  The Company’s ability to:

•                  finance and manage expected growth;

•                  provide ongoing competitive services and pricing;

•                  retain and attract key personnel;

•                  operate effective network facilities;

•                  maintain favorable relationships with local exchange carriers (“LEC”s), long distance providers and other vendors; including our ability to meet our usage commitments.

•                  attract new subscribers while minimizing subscriber attrition;

•                  adjust the channel of distribution for Acceris Partners from a direct 10-10-xxx and MLM agent channel strategy to a commercial agent and MLM strategy;

•                  revitalize the sales efforts of the business operations acquired out of bankruptcy (RSL);

•                  efficiently integrate completed and currently contemplated acquisitions;

•                  address legal proceeding in a effective manner;

•                  Changes in federal and state governmental regulation of the long distance telecommunications and internet industries;

•                  The adoption of new, or changes in, accounting principles;

•                  Our ability to maintain, operate and upgrade our information systems network;

•                  Our ability to complete our debt restructuring agreement with Counsel;

•                  Counsel’s continued commitment and ability to finance funds required by the operations of the business as well as our own ability to funds any cash requirements;

•                  Other risks referenced from time to time in our filings with the SEC.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Critical Accounting Policies

A summary of our significant accounting policies is included in Footnote 1 to our Consolidated Financial Statements.  Our Consolidated Financial Statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses and also affect the disclosure of contingent items.  Critical accounting policies are those that may have a material impact on our Consolidated Financial Statements and also require management to exercise significant judgement.  We believe our more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations include those addressing the recognition of revenue, provision for doubtful accounts and the recoverability and useful lives of tangible and intangible assets.

Results of Continuing Operations

When considering the review of the results of continuing operations for 2002 compared to 2001, and 2001 compared to 2000, it is important to note the following significant changes in our operations that occurred in 2002 and 2001.  Namely:

1.                                       On June 4, 2001, WorldxChange completed the purchase of certain assets and liabilities of WorldxChange Communications, Inc. WorldxChange continues to offer the dial-around telecommunications product, which WorldxChange Communications, Inc. had previously offered.  We did not offer a comparable product prior to June 4, 2001.

2.                                       On December 10, 2002, WorldxChange acquired the Enterprise and Agent Business of RSL, including the assumption of certain liabilities.  RSL offers voice services to residential and small business customers through an indirect sales channel.  It also offers voice and data solutions to small and medium size enterprise customers through a direct sales channel.  The RSL operations from December 11, 2002 to December 31, 2002 have been included in the statement of operations for 2002.

3.                                       On December 6, 2002, we entered into an agreement to sell substantially all of the assets and customer base of ILC. The sale is anticipated to close in the second quarter of 2003.  As a result of the agreement, the operational results related to ILC have been reclassified as discontinued operations in the current and prior years and accordingly are not specifically included in the following analysis of continuing operations for the past three years.

Revenues

Telecommunications services revenue increased to $90.4 million in 2002 from  $50.3 million in 2001.  The increase is primarily related to the following events:

(1)          In June 2001, we acquired the long distance operations of WorldxChange Communications Inc. from bankruptcy. The purchase was accounted for under the purchase method of accounting.  Accordingly, revenue in 2001 is limited to revenue from the date of acquisition in June 2001 through the end of 2001 (approximately seven months).  In 2002, revenue for twelve months of operations of WorldxChange is included in the reported revenue.

(2)          In December 2002, we acquired the assets of the Agent and Residential business (“A&R”) and the Enterprise business of RSL COM USA, Inc. (“RSL”) from bankruptcy.  The acquisition has been accounted for under the purchase method of accounting; accordingly, revenue subsequent to the acquisition, which is approximately three weeks of 2002, has been included in the reported revenue.

In the segment reporting section of the consolidated financial statements, we segment the telecommunications revenue by its operating segments, known as Acceris Partners and Acceris Solutions. The Acceris Partners business includes the operations of the former WorldxChange and the former A&R business of RSL, while the Acceris Solutions business is comprised of the former Enterprise business of RSL.

Acceris Partners: The Acceris Partners business accounted for $88.9 million of the continuing telecommunications services revenue in 2002 and all of the 2001 telecommunications services revenue.  There were no 2000 telecommunications services revenues (or expenses) from continuing operations, as the telecommunications services revenues from continuing operations began in June 2001.

Comparing Acceris Partners 2002 revenues to annualized 2001 revenue shows a small increase in revenue.  Understanding the change in revenue requires a more detailed review as follows.  Telecommunications services revenues are the result of three primary elements, specifically, volume of minutes, rate per minute and the number of customers.

In 2002, the Acceris Partners business experienced an increase of approximately 12% in the volume of minutes over its network compared to 2001 on an annualized basis.  This increased network utilization was offset by a 23% decrease in the average rate per minute due to significant price decreases in the long distance market throughout most of 2002 which decreases we do not expect to continue in 2003.  The average number of customers in 2002 increased over 2001 by 3%.  Part of the source of that increase began in the fourth quarter of 2001, when Acceris Partners embarked on an aggressive direct advertising campaign which resulted in large increases in the number of customers on the network in late 2001and into the first half of 2002.  While the investment in direct advertising increased revenues, its contribution was not as profitable as we had expected.  Accordingly in early 2002, we ceased our direct advertising campaign and pursued more profitable methods of attracting and retaining customers.  Among the alternative methods being used to attract profitable customers was our decision to focus on and grow our commercial agent and MLM channels, while also expanding our product offerings to include 1+ long distance services, content provisioning, wholesale carriage, and conference call services.  The acquisition of the A&R business of RSL is expected to act as an accelerator to our commercial agent strategy.

Acceris Partners expects to show increasing revenue in 2003. We believe the increase will be achieved by (1) increasing the customer base, which in turn increases network utilization and (2) the effect of a full year inclusion of the A&R business of RSL.  The expected increase in customer base will come from the customer attraction and retention programs in place, the completing and maturing of the channel transition coupled with the rounding out of Acceris Partners’ products offerings.

Acceris Solutions: Revenue from Acceris Solutions in 2002 came from the Enterprise business of RSL, which we acquired out of bankruptcy on December 10, 2002.  Revenue of $1.5 million has been included in 2002 for the period from December 11, 2002 through December 31, 2002.  While in bankruptcy, the Enterprise business of RSL found it nearly impossible to attract new customers.  Despite competitive pricing, prospective customers were unwilling to make contractual commitments given RSL’s financial uncertainty.  This financial uncertainty also affected the existing customer base as their contracts expired, resulting in higher than normal customer turnover.  We expect price competition to continue in 2003, however we believe that our contribution margin from our revenues in this segment will remain comparable with 2002.

While in bankruptcy, the Enterprise business of RSL concentrated on maintaining its customer base.  Upon our acquisition of the business, we have focused on stabilizing the existing customer base and have instituted a customer acquisition plan which we expect will take several months to put in place before we see significant customer acquisitions.  We expect to see a steady growth in revenue from our sales efforts beginning in the second half of 2003 and beyond.

We expect Acceris Solutions to be self-funding beyond its acquisition capitalization.  Like Acceris Partners, in order to obtain working capital, Acceris Solutions will enter into an asset backed debt facility based on the quality of its accounts receivable; such debt will be senior to the debt of Counsel.  We do not anticipate making debt repayments in 2003 to Counsel on our debt instrument used to acquire RSL.

Acceris Technologies: Acceris Technologies is the segment responsible for licensing and development revenue, which revenues were $2.8 million in 2002, $5.7 million in 2001 and $9.0 million in 2000.  Revenues in 2002 ($1.7 million), 2001 ($5.0 million) and 2000 ($3.3 million) were from a $10 million licensing agreement entered into May 2000 between Red Cube and I-Link that was recorded as revenue over a twenty-four month period, which ended in May 2002. When examining the technology licensing market it is important to appreciate that the revenue is project based and as such revenue will vary from year to year based on timing of technology licensing, development projects and payments.

The primary decrease in revenue in 2002 from 2001 was due to the reduction in revenue recorded relating to the Red Cube agreement.  Historically, Acceris Technologies has focused its sales on international markets while focusing domestically on its own network development, which we intended to take to market.  In December 2002, we entered into an agreement to sell the domestic network operations (ILC) to BUI as part of a formal plan of disposal pursuant to a refocusing of strategy by Acceris. The sale is anticipated to close in the second quarter of 2003.  While we sold the operations of ILC, we retained ownership of the technology that was licensed to BUI.  While the licensing to BUI was the first domestic licensing of our technology, in January 2003, we entered into our second domestic licensing agreement and expect to sell several additional licenses throughout 2003.

The decrease from 2000 to 2001 was primarily a result of licensing agreements in 2000 that did not recur in 2001, primarily two agreements that resulted in revenues of nearly $4.0 million in 2000 which did not recur in 2001.  This decrease was offset by increased revenues from the Red Cube agreement and $680,000 from a new foreign license agreement in 2001.

Other revenues

In 2000, we had marketing services revenues of $463,740.  The business to which this revenue related was sold in February 2000 and accordingly there have been no such revenues since then.  Additionally, in 2000 we had revenues of $400,000 relating to the sale of products, which product has not been sold since that date nor is there anticipated to be any comparable sales in the future.

Operating costs and expenses

Acceris Partners’ telecommunication network expense was $49.7 million in 2002 and $35.5 million in 2001.  The increase in 2002 over 2001 relates primarily to inclusion of a full year of WorldxChange operations in Acceris Partners as opposed to seven months in 2001.  On an annualized basis, telecommunications network expense decreased from 2001 to 2002.  The decrease on an annualized basis correlates with a 16% increase in telecommunications services revenue margin (telecommunication services revenue compared to telecommunication network expense) in 2002 over 2001, primarily relating to improved network efficiency derived from reductions in operating costs and efficiencies relating to more scaled utilization of the network.  As outlined in the revenue discussions, price erosion was pervasive throughout 2002, however this erosion was mitigated by price protection clauses in our contracts with our underlying carriers that also reduce our carrier costs.  In 2003, we expect telecommunication network expense will directly correlate with telecommunication services revenues and that the telecommunications services margin will remain consistent with 2002.  Acceris Solutions accounted for $1.2 million of the total network expense in 2002 and we anticipate its telecommunications network expense will increase in 2003 at a slower rate than its revenue growth thus increasing telecommunications services margins.

Acceris Partners’ selling, general, administrative and other expense was $29.1 million in 2002 up from $20.4 million in 2001. The increase in 2002 over 2001 primarily relates to a full year of operations of Acceris Partners, primarily WorldxChange, in 2002 as compared to seven months of operations in 2001. Selling, general, administrative and other expense will increase in 2003 due to the inclusion of the A&R business of RSL which we acquired in December 2002.  Selling, general, administrative and other expense for 2002 includes advertising costs of $1,590,000 as compared to $7,266,000 in 2001. The decrease in 2002 compared to 2001 relates to the curtailment of a direct advertising program in the first quarter of 2002 that commenced in 2001. The program was curtailed, as the returns from the program did not justify the investment.  Subsequent to the curtailment of the direct advertising program in early 2002, management focused its attention on the reorganization of its channel strategy by placing larger emphasis on the commercial agent and Multi-Level-Marketing (“MLM”) channels. The transition in strategy reduced advertising costs but introduced a higher level of sales commissions.  Acceris Solutions accounted for $777,000 of selling, general, administrative and other expense in 2002.  It is anticipated that this expense will remain constant on an annualized basis in 2003.  Acceris Technologies’ selling, general, administrative and other expense was $451,000 as compared to $1.6 million in 2001 and $1.8 million in 2000.  The decrease is directly related to our efforts to refocus our resources to better match our revenues.  We anticipate that Acceris Technologies’ selling, general, administrative and other expense in 2003 will approximate 2002.  In 2002, there were selling, general, administrative and other expenses of $4.1 million relating to corporate overhead which will be less in 2003 as a result of our termination of the Draper Utah operations in December 2002.  Likewise in 2000 we incurred $196,000 in selling, general, administrative and other expense in the Marketing Services segment which did not recur after 2000.

Acceris Partners’ provision for doubtful accounts was $6.3 million in 2002 as compared to $2.9 million in 2001. The increase in 2002 over 2001 primarily relates to a full year of revenue from Acceris Partners, primarily WorldxChange, in 2002 as compared to seven months of operations in 2001.  Other than the increase due to a full year of operations, the provision increase in 2002 relates to a change in channels resulting in more direct billing of customers which incurs a larger percentage of uncollectible accounts.  Acceris Solutions recorded a provision of $33,000 in 2002.  Acceris Solutions anticipates that its 2003 provision for doubtful accounts as a percentage of revenue will remain consistent with 2002.  Acceris Technologies had no bad debts in any year presented due to the nature of the revenues and revenue recognition policies.

Acceris Partners’ depreciation and amortization was $4.1 million in 2002 compared to $2.3 million in 2001. The increase in 2002 over 2001 primarily relates to a full year of operations from Acceris Partners, primarily WorldxChange, in 2002 as compared to seven months of operations in 2001.  We anticipate the dollar amount of 2003 depreciation to remain constant with 2002.  Acceris Solutions recorded $158,000 in depreciation and amortization in 2002.  It is anticipated that the dollar amount of their depreciation and amortization will remain constant on an annualized basis in 2003.  Acceris Technologies recorded depreciation of $11,000 in 2002 compared to $126,000 in 2001 and $98,000 in 2000.  We anticipate that Acceris Technologies will incur depreciation consistent with 2002 in 2003.

Acceris Technologies incurred research and development costs of $1.4 million in 2002 compared to $2.3 million in 2001 and $4.2 million in 2000.  The decreases over the past three years are a result of our decision to consolidate our research operations and to curtail research and development activities in order to concentrate our financial resources on sales and marketing of existing products.  With the sale of the ILC business in December 2002, we have stopped our research and development activities and expect that there will be minimal research and development activities in 2003 as we continue to concentrate on sales of existing products.

In 2000, we incurred marketing service costs of $456,354.  The business to which this expense related was sold in February 2000 and accordingly there have been no such expenses since then.

Other Income (expense)

Interest expense was $7.9 million in 2002 as compared to $4.7 million in 2001 and $1.5 million in 2000.  Overall the increase is directly related to our increased debt from loans from Counsel (necessary to fund our continued cash operating requirements and acquisitions), inclusion of interest from Acceris Partner’s capital leases for twelve months in 2002 as compared to seven months in 2001 and from Acceris Partner’s revolving credit facility which originated in December 2001.  Interest expense in 2003 should decrease significantly due to the agreement with Counsel to convert approximately $29.3 million in debt into common stock of I-Link and our sale of the ILC business which will significantly decrease our operational cash requirements in the future.  This decrease will be offset by the interest related to the new $8.5 million notes related to our acquisition of RSL in December 2002.

Interest and other income were $395,000 in 2002, $81,000 in 2001 and $487,000 in 2000. Other income in 2002 was primarily related to Acceris Partners, who in the fourth quarter was informed that it had funds on deposit with certain carriers that it had not previously known existed.  Upon verification of such deposits, we recorded the asset and recognized other income of approximately $200,000. We did not have similar transactions in 2001 or 2000, nor do we anticipate similar transactions in 2003.  The other changes from year to year relate to various items which do not recur from year to year and a decrease in interest earned in 2002 compared to 2001 and 2000 which corresponds to the decrease in average cash balances on hand during the respective years and the reduction in interest rates during the same periods.

In December 2001 we sold our subsidiary Nexbell to an unrelated party.  The sale was a sale of Nexbell’s stock and accordingly the assets and liabilities of Nexbell were assumed by the purchaser with no further financial obligation on our part.  At the time of the sale, the liabilities exceeded the assets of Nexbell and accordingly we have recorded a gain on sale of subsidiary in the amount of $588,943 (the amount by which the liabilities of Nexbell exceeded its assets).

A settlement expense of $639,565 was recorded in 2000.  This expense is the result of an obligation to issue 129,519 shares of common stock in exchange for trading restrictions imposed on JNC Opportunity Fund Ltd. (JNC) in relation to the common stock to be issued to JNC pursuant to a settlement and release agreement entered into in February 2000.  The settlement and release agreement settled the litigation between JNC and us over unconverted Series F preferred stock held by JNC. The amount of this expense was based upon the market price of our common stock on May 24, 2000 when the common stock was issued.  There was no comparable expense in 2002 or 2001.

Extraordinary gain

In 2001, an extraordinary gain on extinguishment of debt was recorded. In the third quarter of 2001, Nexbell (a wholly-owned subsidiary of I-Link at the time) was in default on two leases and at the time of settlement we were liable for $1,272,818.  As the liability was settled for $180,000, we recorded an extraordinary gain in the amount of $1,092,818.  There was no comparable event in 2002 or 2000.

Segment Profitability

For the year ended December 31, 2002, Acceris Partners and Solutions incurred operating segment losses from continuing operations of $3.2 million and $629,000, respectively.  We anticipate that through revenue growth and continued control of expenses, both segments will report operating income for 2003.  Acceris Technologies reported operating segment income of $976,000 in 2002.  We anticipate that this segment will also report segment income in 2003.  The measures of segment loss or income discussed above exclude approximately $8.1 million of expenses which are considered corporate expenses and which are not allocated to a specific segment.  These expenses consist primarily of interest expense on debt from I-Link Incorporated to Counsel, which we anticipate will decrease dramatically in 2003 when the debt restructuring  with Counsel is approved by the shareholders (see note 13).

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2002 were $3.6 million compared to $4.7 million in 2001.

Cash flow from operating activities

The Company’s working capital deficit declined to $13.7 million as of December 31, 2002, down from the $40.8 million as of December 31, 2001.  The reduction in the working capital deficit is due primarily to the classification as long-term in 2002 of approximately $17.5 million in debt to Counsel which will be converted to equity in 2003 when the 2003 shareholders meeting is held.  This $17.5 million in debt  was classified as a current liability at December 31, 2001.  Additionally, $9.4 million in debt to Counsel was extended to 2004 and thus reduced our current liabilities.

Cash used in operating activities during 2002 was $4.9 million compared to $29.3 million in 2001 and cash provided by operating activities of $1.9 million in 2000.  The decrease in cash used in operating activities in 2002 as compared to 2001 is primarily due to a decrease in our net loss which resulted from improved operating performance of Acceris Partners in 2002 as compared to 2001 and continued downsizing of I-Link’s network and development operations.  The decrease in cash from operating activities in 2001 from 2000 was primarily due to an increase in our net loss and the difference in cash receipts and revenue recognition related to unearned revenue.

Cash utilized in investing activities

Net cash used by investing activities in 2002 was $9.2 million as compared to $15.4 million in 2001 and $6.9 million in 2000.

In December 2002, we expended $8.3 million related to the acquisition of the A&R and Enterprises assets of RSL.  In addition to the RSL purchase, we expended $1.6 million on purchases of furniture, fixtures, equipment, software and intangible assets as we expanded our Acceris Partners operations and continued to improve our network in order to reduce it’s overall cost.  These expenditures were offset by proceeds of $692,000 from the sale of a building.

The net increase in cash used by investing activities in 2001 as compared to 2000 was primarily due to a $13.5 million purchase of WorldxChange assets, which purchase was offset by a reduction in the purchase of furniture, fixtures, equipment and software of $4.9 million.

Cash provided by financing activities

Net cash provided by financing activities in 2002 was $13.1 million as compared to $47.2 million in 2001 and $4.2 million in 2000.

In 2002, our largest shareholder, Counsel loaned us $16.8 million, including $7.5 million to fund the cash requirements for the asset purchase of  RSL.  Offsetting these advances from Counsel was a repayment of $3.0 million to Counsel.  During 2002, we borrowed a net additional $2.1 million on Acceris Partners’ revolving credit facility.

In 2002, Counsel reimbursed the Company $498,000 for certain expenses.  This amount, as well as the sources discussed above, was offset by payments of $2.5 million pursuant to our capital lease obligations and long-term debt.

Cash provided from financing activities in 2001 included cash borrowings (net of repayments of $2.5 million) from notes payable to a related party (Counsel) of $41.4 million and net borrowings from a revolving line of credit of $7.0 million.  Additionally, I-Link received $15,000 from the sale of I-Link common stock under its employee stock purchase plan.  During 2001, we repaid $1.2 million in long-term debt and capital lease obligations.  Cash provided in 2000 included $4.3 million from exercise of options and warrants and employee purchases under the employee stock purchase plan.  During 2000, we repaid $146,000 in long-term debt and capital lease obligations.

We have various commitments in addition to our debt.  The following table summarizes our contractual obligations at December 31,2002 (in thousands):

Contractual obligations:	Total	2003	2004	2005	2006	2007

Debt (notes payable)*	$43,164	$12,073	$31,090	$—	$—	$—

Operating leases for office space and equipment	7,569	2,452	2,094	1,718	959	346

*Excludes short-term debt of $29,282 to Counsel which is to be converted into common stock in 2003.

Current Position/Future Requirements

During 2002, we made significant progress toward moving our Company to become cash flow positive.  Our efforts included gaining efficiencies in operations, the acquisition of additional business channels and customers (RSL acquisition) and the sale of ILC which has contributed the most significant portion of our negative cash flows in prior years.  These actions along with customer growth lead us to believe that for the year ending December 31, 2003, our operations will be cash flow positive and that we will be able to generate sufficient cash flow from operations that when coupled with our available borrowing capacity under our existing facility, will be sufficient to fund: (1) ongoing operations, (2) the acquisition of needed fixed assets of up to $6.0 million, (3) scheduled payments on our capital leases of $3.7 million, (4) and debt repayments (used to acquire WorldxChange) of up to $6.0 million.  In addition, we intend to raise funds in the capital markets in 2003 or issue common shares for mergers and acquisition in 2003. The details of any such transaction are a function of the market conditions and/or the specific acquisition in question.  Funds raised may also be used to replace existing debt facilities, acquire capital equipment and for other general business and corporate purposes.

At December 31, 2002, we have a stockholder’s deficit of $60.4 million, up from $37.0 million as of December 31, 2001.  Approximately $29.3 million of this deficit will be reduced by the conversion of Counsel debt into common stock pursuant to an amended debt restructuring agreement between I-Link and Counsel, which is expected to take place in the second quarter of 2003.

In addition to operational cash requirements from continued operations, at December 31, 2002, we have $59.3 million of related party debt.  In order to reduce our cash requirements to repay this debt, we entered in to an amended debt restructuring agreement with Counsel whereby approximately $29.3 million will be converted into common stock and thus will reduce our debt obligation without expending cash.  Additionally in March 2003, Counsel extended the due date of a $9.4 million note from I-Link from 2002 to June 30, 2004.  At various times in 2004, the remaining $30.1 million of related party debt matures.  We sought and have been granted an extension of a commitment from Counsel to fund, through long-term inter-company advances or equity contributions, all capital investment, working capital or other operational cash requirements of I-Link through April 15, 2004.  However, subsequent to April 15, 2004 we may be required to restructure our outstanding debt with Counsel or find alternative funding to replace the Counsel debt in the event cash flow from operations is insufficient to cover the maturing debt.  Inasmuch as Counsel, in addition to being a significant debt holder of the Corporation, owns approximately 68% of the Company, (excluding the effects of an amended debt restructuring agreement), we anticipate that Counsel would be willing to work with us on restructuring the debt, however there can be no assurance that would happen.

The availability of these capital sources will depend on prevailing market conditions, interest rates, and our financial position and results of operations. There can be no assurance any of the above mentioned funding sources will be available, that we will receive any additional proceeds from the exercise of outstanding options and warrants or that we will not be required to arrange for additional debt, equity or other financing.

Other Items

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for recent accounting pronouncements and how we anticipate they will impact our financial statements

Item 7A.                    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer.  Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have two debt instruments that have variable interest rates based on the prime rate of interest.  Assuming debt amounts at December 31, 2002 were constant during the next twelve-month period, the impact of a one percent increase in the prime interest rate would be an increase in interest expense of approximately $110,000 for the next twelve-month period.  However, as one debt instrument is subject to an interest rate floor, a one percent decrease in the prime interest rate would only reduce interest expense by $20,000 during the next twelve-month period.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2002.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8.                             Financial Statements and Supplementary Data

See Consolidated Financial Statements and supplementary data beginning on pages F-1 and S-1.

Item 9.                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.       Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

 I-Link’s Articles of Incorporation provide that the Board of Directors shall be divided into three classes, and that the total number of directors shall not be less than five but no more than nine. Each director shall serve a term of three years.  At the December 6, 2002 meeting, the Board of Directors of I-Link resolved, among other items, to expand the size of the Board of Directors by adding one seat to the existing Board of Directors and to appoint Mr. John Walter to the Board of Directors to serve as a Class III director.  At the February 12, 2003 meeting, the Board of Directors appointed Ms. Kelly Murumets to fill the vacancy created by the resignation of Norman Chirite, a Class II director.  As of April 25, 2003, the Board of Directors currently consists of eight members: two Class I Directors (Messrs. Shimer and Wasserson), three Class II Directors (Messrs. Toh, Heaton and Silber), and three Class III Directors (Messrs. Reichmann and Walter and Ms. Murumets).  Messrs. Shimer and Wasserson, the Class I Director nominees, will stand for election for another three-year term at the 2003 Annual Meeting.  Messrs. Shimer and Wasserson were appointed on April 15, 2001 to fill two vacancies of the Class I Directors created by the resignation in 2001 of a former director and an unfilled board seat.

Biographical information with respect to the present executive officers, directors, and key employees are set forth below.  There are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	54	Chairman of the Board and Director, Interim Chief Executive Officer and President

Hal B. Heaton	52	Director

Albert Reichmann	72	Director

Samuel L. Shimer	39	Director and Senior Vice President, Mergers & Acquisitions and Business Development

Henry Y.L. Toh	43	Director

John R. Walter	55	Director

Gary J. Wasserson	45	Director, President of Acceris Communications Technologies, Inc.

Ralph Brandifino	58	Chief Financial Officer, WorldxChange Corp.

Gary M. Clifford	34	Vice President of Finance and Chief Financial Officer

James Ducay	44	President, Acceris Communications Solutions

Kenneth L. Hilton	50	Chief Executive Officer, WorldxChange Corp.

Barbara Jamaleddin	56	Senior Vice President of Network Operations, WorldxChange Corp.

Kelly Murumets	39	Executive Vice President

(1)           As of April 25, 2003

Allan C. Silber, Chairman of the Board and Director; Interim Chief Executive Officer and President.  Mr. Silber was elected to the Board of Directors as a Class II director in September 2001 and appointed as chairman of the board in November 2001.  Mr. Silber is the chairman and CEO of Counsel Corporation, which he founded in 1979.  Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

Hal B. Heaton, Director.  Dr. Heaton was appointed by the Board of Directors as a Class II director on June 14, 2000 to fill a board vacancy.  From 1982 to present he has been a professor of Finance at Brigham Young University and between 1988 and 1990 was a visiting professor of Finance at Harvard University.  Dr. Heaton is a director of MITY Enterprises, Inc., a publicly traded manufacturer of furniture in Orem, Utah.  Dr. Heaton holds a Bachelor’s degree in Computer Science/Mathematics and a Master’s in Business Administration from Brigham Young University, as well as a Master’s degree in Economics and a Ph.D. in Finance from Stanford University.

Albert Reichmann, Director.  Mr. Reichmann was elected to the Board of Directors as a Class III director in September 2001.  From 1996 to present, Mr. Reichmann served as the Chairman and Chief Executive Officer of Heathmount A.E. Corporation, a company established for the creation and development of sports and amusement parks in North America and Asia.  Mr. Reichmann is internationally recognized for his humanitarian and charitable efforts which range from Armenian earthquake relief to medical relief for child victims of the Chernobyl nuclear disaster to arranging the first cabinet-level meetings between the governments of Israel and the Soviet Union since the end of the Six-Day War.  Mr. Reichmann holds an honorary Degree of Laws from the Faculty of Administrative Studies of York University.  Mr. Reichmann has served on the Steering Committee of York University’s International Management Center located in Budapest, Hungary since 1988 and is an Advisor to its East-West Enterprise Exchange initiative.  Mr. Reichmann is a founder of the Canada-USSR Business Council established in 1989 by intergovernmental agreement.

Samuel L. Shimer, Director, Senior Vice President, Merger & Acquisitions and Business Development.  Mr. Shimer was appointed by the Board of Directors as a Class I director on April 15, 2001 to fill a board vacancy and was appointed Senior Vice President, Merger & Acquisitions and Business Development on February 12, 2003.  From 1997 to present he has been employed by Counsel Corporation, serving as a Managing Director since 1998.  Mr. Shimer is currently serving as a director of Counsel Communications, the parent of I-Link.  From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Centre Partners and Corporate Partners, ultimately serving as a Principal.  Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master’s of Business Administration degree from Harvard Business School.

Henry Y.L. Toh, Director.  The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992.  Mr. Toh became President of I-Link in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996.  Mr. Toh has served as a director of National Auto Credit, Inc. (previously an originator of sub-prime automobile financing that is transitioning into new lines of business) from 1998 through the present and Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, beginning in November 2001.  He is also a director of Four M International Inc., a private investment firm.  He is a graduate of Rice University.

John R. Walter, Director.  Mr. Walter was appointed by the Board of Directors as a Class III Director on December 6, 2002.  Mr. Walter is the retired President and Chief Operating Officer of AT & T, where he was responsible for day-to-day operations of the company’s core long-distance, local, wireless and on-line services businesses, as well as its credit card and outsourcing businesses.  He is Chairman of Ashlin Management Company, a private management consulting firm with an emphasis on corporate strategic planning and development of corporate employee and management culture.  Mr. Walter began his career in 1969 at R.R. Donnelley & Sons, becoming President in 1987.  In 1989, he was appointed Chairman, President, and Chief Executive Officer, a position he retained through 1996, when he resigned to join AT&T.  He serves on the board of directors of Abbott Laboratories, Deere & Company, Manpower, Inc., Applied Graphics Technologies and SNP Corporation of Singapore.  He is a trustee of the Chicago Symphony Orchestra and Northwestern University.  Mr. Walter also serves on the International Advisory Council of the Singapore Economic Development Board and is a director of the Evanston Northwestern Healthcare Corporation, the Executives’ Club of Chicago, Chicago Council on Foreign Relations and Steppenwolf Theatre.  He is a member of the Board of Advisors of Brookfield Zoo.

Gary J. Wasserson, Director, President of Acceris Communications Technologies, Inc..  Mr. Wasserson was appointed by the Board of Directors as a Class I Director on April 15, 2001 to fill a Board vacancy.  In May 2001, Mr. Wasserson was appointed CEO of I-Link which position he held until his resignation in December 2001.  In June 2001, Mr. Wasserson became President and CEO of WorldxChange Corp which position he held until May 2002.  From December 2002, Mr. Wasserson has served as President of Acceris Communications Technologies, Inc.  From 1999 to October 31, 2001, he was President and Chief Executive Officer of Counsel Communications and since November 1, 2001 he has been a Managing Director of Counsel Corporation (US)).  From 1997 to 1999, he was President and Chief Executive Officer of Call SciencesTM/VirtelTM, a major provider of enhanced telecommunications services deliverable over global intelligent networks.  From 1992 to 1997, he served as Chief Executive Officer of Global Links/GTS, a company instrumental in creating the calling card industry trade association and its regulatory initiatives within the industry. Mr. Wasserson holds a Bachelor’s degree from Babson College. On February 13, 2003, a grand jury empanelled in the United States District Court for the Eastern District of Pennsylvania issued an indictment (the “Indictment”) against Mr. Wasserson charging him with three felony counts of violations of the Resource Conservation and Recovery Act (“RCRA”) which is administered by the United State Environmental Protection Agency, and one count of aiding and abetting.  The Indictment alleges violations of RCRA in connection with the unauthorized transportation and disposal of hazardous substances (specifically, dry cleaning supplies) in an un-permitted municipal landfill facility.  The municipal landfill quickly identified the disposal of hazardous substances and remediated the site.  Mr. Wasserson reimbursed the landfill for the cleanup.  Mr. Wasserson has informed I-Link that at no time was there a risk to the public as a result of the disposal of the hazardous substances.  Mr. Wasserson is contesting the charges and has informed I-Link that he believes he has substantial defenses.

Ralph Brandifino, Chief Financial Officer/Treasurer of WorldxChange Corp., I-Link’s wholly owned subsidiary. Mr. Brandifino joined WorldxChange Corporation in July 2001 after serving as Chief Financial Officer for three other international telecommunication organizations over the past five years: Justice Telecommunications, Pittsburgh International Telecom, and WorldxChange Communications.  Prior to those appointments, he served as the Senior Vice President and Chief Financial Officer for Terex Corporation, a Fortune 500 global producer of industrial equipment.  He also served as Senior Vice President and Chief Financial Officer for Long Island Lighting Company, a Fortune 500 company and the 20th largest utility in the United States, and for Chicago Pneumatic Tool Company, a Fortune 500 multinational manufacturer of diverse capital goods products.  Mr. Brandifino received a Bachelor’s Degree in business from Hofstra University in 1966 and a Master’s Degree from the Wharton School of Business in 1980.  He also earned a Juris Doctor degree from St. John’s University and is a member of the New York Bar.

Gary M. Clifford, Vice President of Finance, Chief Financial Officer.  Mr. Clifford joined Counsel Corporation in November 2002 as and presently is its Chief Financial Officer.  From June 1998 to October 2002, Mr. Clifford has held various senior roles at Leitch Technology Corporation in Finance, Operations and Corporate Development.  From February 1996 to June 1996, Mr. Clifford worked for NetStar Communications Inc.  Mr. Clifford is a Chartered Accountant, who articled with Coopers & Lybrand.  A graduate of the University of Toronto, with a Bachelor degree in Management, he has also lectured at Ryerson Polytechnic University in Toronto, Canada.  Mr. Clifford was appointed as Vice President of Finance of I-Link on December 6, 2002 and Chief Financial Officer on February 12, 2003.

James Ducay.  Jim Ducay was named President of Acceris Communications Solutions on December 10, 2002.  Previously, Mr. Ducay was Executive Vice President and Chief Operating Officer of RSL COM USA with responsibility for Marketing, Sales and Account Services, Engineering and Operations, and Information Technology.  Before joining RSL COM USA, Mr. Ducay was Vice President of Marketing and Sales for Ameritech Interactive Media Services where he was responsible for managing Ameritech’s Internet products and related sales channels.  He also served as Managing Director and Vice President for Bell Atlantic/NYNEX.  Mr. Ducay has a Master’s Degree in Engineering from the University of Illinois and a Master’s Degree in Business Administration from the University of Chicago.

Kenneth L. Hilton, Chief Executive Officer of WorldxChange Corp.  Kenneth L. Hilton was appointed Chief Executive Officer of WorldxChange Corporation in May 2002.  From June 1999 to December 2001, Mr. Hilton served as the Chief Executive Officer of Handtech.com, an Internet-based start-up company in Austin, TX. that provided customized E-commerce storefronts, supply chain management and back office services to value-added resellers. Prior to Handtech, from October 1995 to May 1999, he was the Executive Vice President of North American Consumer Sales for Excel Communications, where he also served as the Chairman of the Board for Excel Canada.  Prior to his 5 years at Excel, he ran North America operations for PageMart Wireless where he launched the Canadian business and also served as the Chairman of the Canadian Board. Prior to PageMart, Mr. Hilton held numerous sales and management positions with IBM. His 14-year career with IBM included sales, sales management, branch management and regional management positions.

Barbara Jamaleddin, Senior Vice President for Network Operations of WorldxChange Corp.  Prior to this position, Ms. Jamaleddin held the position of Senior Vice President for WorldxChange Communications from 1995 to 2001.  Prior to WorldxChange, Ms. Jamaleddin spent seven years with Sprint, where she served as Director of Product Development & Support and Director, National Operations Control Center.  While at Sprint, Ms. Jamaleddin was named inventor of a patent for enhanced services and was the founder of the Women’s Organization.  Ms. Jamaleddin’s early career was with Michigan Bell, and from 1966 through 1987, she led Michigan Bell's quest to upgrade more than 200 of its central offices to Stored Program Control. Ms. Jamaleddin attended Wayne State University.

Kelly Murumets, Executive Vice President.  Ms. Murumets joined Counsel Corporation in 2002 as Executive Vice President.  Over the past fifteen years, most recently as a Vice President with Managerial Design, Ms. Murumets was an advisor to clients throughout North America giving leaders the insight and guidance required to achieve consensus, build cohesive and committed leadership teams, and implement change.  Ms. Murumets received her BA from Bishop’s University in 1985, her MBA from the University of Western Ontario’s Ivey School of Business in 1988 and her MSW from Wilfrid Laurier University in 1996.  Ms. Murumets was appointed as Executive Vice President of I-Link on December 6, 2002.

Each officer of I-Link is appointed by the Board of Directors and holds his office at the pleasure and direction of the Board of Directors or until such time of his/her resignation or death.

There are no material proceedings to which any director, officer or affiliate of I-Link, any owner of record or beneficially of more that five percent of any class of voting securities of I-Link, or any associate of any such director, officer, affiliate of I-Link or security holder is a party adverse to I-Link or any of its subsidiaries or has a material interest adverse to I-Link or any of its subsidiaries.

During the 2002 fiscal year, all members of the Board of Directors attended 75% or more of the Board meetings except for Mr. Reichmann who attended two out of three meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of I-Link with the SEC.  Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, to I-Link's knowledge, all reporting persons complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, with the following exceptions: A. Silber, K. Murumets, G. Clifford, Stephen Weintraub (Senior Vice President and Secretary of I-Link), J. Walter, K. Hilton, J. Ducay each inadvertently failed to file their respective Forms 3 upon their appointments as officers or directors of I-Link or subsidiaries in December 2002.  As of the date of this Annual Report, the foregoing reporting persons have regained compliance with Section 16(a) reporting requirements.

Audit Committee Financial Expert

                The I-Link Board of Directors has determined that I-Link does not have an audit committee financial expert serving on its Audit Committee.  I-Link does not have an audit committee financial expert because it has been unable to attract such a person.

Code of Ethics

                I-Link has adopted a code of ethics that applies to its principal executive, financial and accounting officers.  I-Link will provide a copy of its code of ethics, without charge, to any person that requests it.  Requests should be addressed in writing to Mr. Stephen Weintraub , Corporate Secretary, The Exchange Tower, 130 King Street West, Suite 1300, P.O. Box 435, Toronto, Ontario  M5X1E3

Item 11. Executive Compensation

                The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer during the last year and our other most highly compensated executive officers serving as such at the end of the year ended December 31, 2002 whose compensation was in excess of $100,000 (Named Executive Officers).

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Awards($)	Securities Underlying Options/ SARs(#)	LTIP Payouts($)	All Other Compensation($)
Allan Silber(1)	2002	—	—	—	—	—	—	—
	2001	—	—	—	—	—	—	—
	2000	—	—	—	—	—	—	—

Helen Seltzer(2)	2002	267,360	309,375	—	—	—	—	—
	2001	—	—	—	—	—	—
	2000	—	—	—	—	—	—	—

Ralph Brandifino(5)	2002	226,050	63,025	—	—	—	—	—
Chief Financial Officer,	2001	95,897	15,250	—	—	—	—	—
WorldxChange Corp.	2000	—	—	—	—	—	—	—

Kenneth L. Hilton(6)	2002	183,333	183,333	—	—	—	—	—
Chief Executive Officer,	2001	—	—	—	—	—	—	—
WorldxChange Corp.	2000	—	—	—	—	—	—	—

Barbara Jamaleddin	2002	205,500	67,750	—	—	—	—	—
Senior Vice President of	2001	115,256	18,092	—	—	—	—	—
Network Operations, WorldxChange	2000	—	—	—	—	—	—	—

(1)           Mr. Silber was appointed as Interim Chief Executive Officer and President of I-Link as of December 19, 2002.

(2)           Ms. Seltzer served as the Chief Executive Officer of I-Link from January 3, 2002 through December 19, 2002.  Bonus amount includes severance payment of $171,875.

(3)           Mr. Brandifino became the Chief Financial Officer of WorldxChange Corp. on July 25, 2001.

(4)           Mr. Hilton became the Chief Executive Officer of WorldxChange Corp. on May 1, 2002.

(5)           Ms. Jamaleddin became the Senior Vice President for Network Operations of WorldxChange on June 4, 2001.

Option/SAR Grants in Last Fiscal Year (2002)

No options were granted to any of the Named Executive Officers during the year ended December 31, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

None of the Named Executive Officers exercised any options during 2002; nor did any of them hold any unexercised options at the end of 2002.

Compensation Committee Report on Executive Compensation

The Compensation Committee administers the compensation program for executive officers and other senior management of I-Link and bases its decisions on both individual performance and the financial results achieved by I-Link.

The principal elements of the compensation program for executive officers are base salary and stock options. The goals of the program are to give the executive officers incentives to work toward the improved financial performance of I-Link and to reward them for their contributions to I-Link’s success. For a summary of fiscal 2002 compensation, see “Compensation of Executive Officers and Directors” above.

Base Salaries.  The committee has based its decisions on salaries for I-Link’s executive officers, including the Chief Executive Officer and President on a number of factors, both objective and subjective.  Objective factors considered include increases in the cost of living, I-Link’s overall historical performance and comparable industry data, although no specific formulas based on such factors have been used to determine salaries.  Salary decisions are based primarily on the committee’s subjective analysis of the factors contributing to I-Link’s long-term success and of the executives’ individual contributions to such success.

Stock Options.  The committee views stock options as its primary long-term compensation vehicle for I-Link’s executive officers.  Stock options generally are granted at the prevailing market price on the date of grant and will have value only if I-Link’s stock price increases.  Options granted to executive officers generally vest in quarterly increments over three years beginning on the date of the grant.  Some options vest in increments upon the attainment by I-Link of certain performance benchmarks.  Grants of stock options generally are based upon the performance of I-Link, the level of the executive’s position within I-Link and an evaluation of the executive’s past and expected future performance.  The committee grants stock options periodically, but not necessarily on an annual basis.

By the Compensation Committee:

Hal B. Heaton

Comparison of Cumulative Total Return Among I-Link Incorporated, The Russell 2000 Index and A Peer Group

Performance Graph

The following graph compares I-Link's cumulative total stockholder return with that of the Russell 2000 index of small-capitalization companies and a peer group index. During 2002 and beginning with this

Proxy Statement, I-Link reevaluated the composition of its performance peer group and determined that a change was appropriate.  I-Link is making this change in light of the most recent changes in the strategic direction of the company and re-orientation of its business priorities.

During this transition year, both the 2001 peer group (consisting of IDT Corporation, ICG Communications, Inc. and AlphaNet Solutions, Inc.) and the new 2003 peer group (consisting of ATX Communications, Inc., deltathree, Inc., Universal Access Global Holdings, Inc., IDT Corporation, Buyers United, Inc. and Primus Telecommunications Group, Inc.) indexes are shown so that stockholders may compare them for the most recent 5 year performance period. I-Link chose the companies comprising the 2003 peer group because they are similar in size, are similar in their lines of business to I-Link and represent I-Link’s competitors in various geographical markets subsequent to the most recent changes in I-Link’s business.  The graph assumes an initial investment of $100.00 made on December 31, 1997, and the reinvestment of dividends (where applicable). I-Link has never paid a dividend on its common stock.

Total Return Analysis
	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02
ILINK, Inc.	$100.00	$34.69	$45.41	$12.76	$1.22	$2.04
New Peergroup	$100.00	$89.82	$153.18	$114.46	$145.55	$144.46
Old Peergroup	$100.00	$55.05	$53.11	$17.97	$30.40	$26.80
Russell 2000	$100.00	$96.55	$115.50	$110.64	$111.78	$87.66

Director Compensation

On the first business day in January of each year prior to 2002, each director then serving was to receive an option to purchase 20,000 shares of common stock and for each committee on which the director serves an option to purchase 5,000 shares of common stock.  The exercise price of such options is equal to the fair market value of the common stock on the date of grant. The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors.

In 2002 the Board of Directors voted to only award options to the independent directors in accordance with the above-described arrangement. In addition, each independent director will be paid $1,000 for each in-person board meeting attended and $500 for each telephonic board meeting attended.

In addition, during 2002, Messrs. Heaton and Toh received $22,500 and $34,000, respectively, in connection with the services that they rendered for the Special Committee.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Helen Seltzer Employment Contract.  On January 3, 2002, Springwell Capital Corporation, I-Link, Counsel and Helen Seltzer entered into an agreement whereby Ms. Seltzer became I-Link’s Chief Executive Officer.  The term of the agreement was four years at an annual base salary of $275,000. Ms. Seltzer is eligible for a discretionary bonus in an amount to be determined by the Board of Directors of WorldxChange Corp. up to 100% of her annual base salary. In 2002, she was guaranteed a minimum bonus of $137,500.  Ms. Seltzer also entered into an agreement on January 3, 2002 with Counsel Communications and Counsel.  Under that agreement, Ms. Seltzer was issued approximately 0.2% of the common units of Counsel Communications, which common units vest over a four-year period commencing on January 3, 2003.  In addition to serving as CEO of I-Link, Ms. Seltzer agreed to serve as a member of the Management Executive Committee of Counsel Communications.  Mr. Seltzer also had the right to participate in Counsel’s 2001 Executive Stock Purchase Plan.  Ms. Seltzer was terminated as I-Link’s Chief Executive Officer on December 12, 2002.  As of the date of this report, all obligations under Ms. Seltzer employment agreement have satisfied.

Kenneth Hilton Employment Contract.  On May 1, 2002, WorldxChange Corp. and Kenneth L. Hilton entered into a four-year employment agreement pursuant to which Mr. Hilton became the Chief Executive Officer of WorldxChange Corp., I-Link’s wholly-owned subsidiary. Mr. Hilton’s annual salary is $275,000, and he is eligible for a discretionary bonus in an amount to be determined by the Board of Directors of WorldxChange Corp. up to 100% of his annual salary.  Counsel Communications and Counsel also entered into an agreement with Mr. Hilton dated May 1, 2002, under which agreement, Mr. Hilton was issued approximately 0.2% of the common units of Counsel Communications, which common units vest over a four-year period commencing on May 1, 2003.  In addition to serving as CEO of WorldxChange Corp., Mr. Hilton agreed to serve as a member of the Management Executive Committee of Counsel Communications.  For disclosure of a loan to Mr. Hilton see Item 13.

James Ducay Employment Contract.  On July 1, 2002, WorldxChange Corp. and James Ducay entered into an employment agreement, which became effective on December 10, 2002, the date on which WorldxChange completed its acquisition of the assets of RSL, and expires on December 10, 2003.  Mr. Ducay’s annual salary is $275,000, and he is eligible for a discretionary bonus in an amount to be determined by the Board of Directors of WorldxChange Corp. up to 100% of his annual salary.  Mr. Ducay also agreed to serve as a member of the Management Executive Committee of Counsel Communications.

Director Stock Option Plan

I-Link’s Director Stock Option Plan (DSOP) authorizes the grant of stock options to directors of I-Link. Options granted under the DSOP are non-qualified stock options exercisable at a price equal to the fair market value per share of common stock on the date of any such grant. Options granted under the DSOP are exercisable not less than six (6) months or more than ten (10) years after the date of grant.

As of December 31, 2002, options for the purchase of 4,668 shares of common stock at prices ranging from $0.875 to $3.875 per share were outstanding.  As of the same date, options to purchase 15,895 shares of common stock have been exercised.  In connection with adoption of the 1995 Director Plans (as defined below) the board of directors authorized the termination of future grants of options under the DSOP; however, outstanding options granted under the DSOP will continue to be governed by the terms thereof until exercise or expiration of such options.

1995 Director Stock Option Plan

In October 1995, the stockholders of I-Link approved adoption of I-Link’s 1995 Director Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and stock appreciation rights (1995 Director Plan).

The 1995 Director Plan provides for automatic and discretionary grants of stock options which qualify as incentive stock options (Incentive Options) under Section 422 of the Internal Revenue Code of 1986, as amended (Code), as well as options which do not so qualify (Non-Qualified Options) to be issued to directors.  In addition, stock appreciation rights (SARs) may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options. No SARs have been granted to date.

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

The 1995 Director Plan also provides for the grant of Non-Qualified Options on a non-discretionary basis pursuant to the following formula: each member of the board of directors then serving shall receive a Non-Qualified Option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date.  Pursuant to such formula, directors received options to purchase 10,000 shares of common stock as of October 17, 1995, options to purchase 10,000 shares of common stock on January 2, 1996, and will receive options to purchase 10,000 shares of common stock on the first business day of each January.  The number of shares granted to each board member was increased to 20,000 in 1998.  In addition, the board member will receive 5,000 options for each committee membership. Each option is immediately exercisable for a period of ten years from the date of grant.  I-Link has 190,000 shares of common stock reserved for issuance under the 1995 Director Plan.  As of December 31, 2002, options exercisable to purchase 170,000 shares of common stock at prices ranging from $1.00 to $1.25 per share are outstanding under the 1995 Director Plan.  As of December 31, 2002, options to purchase 60,000 shares have been exercised under the 1995 Director Plan.

1995 Employee Stock Option Plan

In October 1995, the stockholders of I-Link approved adoption of I-Link’s 1995 Employee Stock Option and Appreciation Rights Plan (1995 Employee Plan), which plan provides for the issuance of Incentive Options, Non-Qualified Options and SARs.

Directors of I-Link are not eligible to participate in the 1995 Employee Plan.  The 1995 Employee Plan provides for the grant of stock options which qualify as Incentive Stock Options under Section 422 of the Code, to be issued to officers who are employees and other employees, as well as Non-Qualified Options to be issued to officers, employees and consultants.  In addition, SARs may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options.  No SARs have been granted to date.

The 1995 Employee Plan provides for the grant of Incentive Options, Non-Qualified Options and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits and other similar events).  To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then-unexercised portion.  If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee.  The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. I-Link has 400,000 shares of common stock reserved for issuance under the 1995 Employee Plan.  As of December 31, 2002, options to purchase 302,000 shares of common stock have been granted under the plan and 135,250 were outstanding with an exercise price of $3.90 per share have been granted under the 1995 Employee Plan.  As of December 31, 2002, 119,250 options have been exercised under the 1995 Employee Plan.

1997 Recruitment Stock Option Plan

In October 1997, the stockholders of I-Link approved adoption of I-Link’s 1997 Recruitment Stock Option and Appreciation Rights Plan, which plan provides for the issuance of incentive options, non-qualified options and SARs (1997 Plan).

The 1997 Plan provides for automatic and discretionary grants of stock options, which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as options which do not so qualify (Non-Qualified Options).  In addition, stock appreciation rights (SARs) may be granted in conjunction with the grant of Incentive Options and Non-Qualified Options.  No SARs have been granted to date.

The 1997 Plan, as amended in 2000, provides for the grant of Incentive Options, Non-Qualified Options and SARs to purchase up to 7,400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits and other similar events).  The price at which shares of common stock covered by the option can be purchased is determined by I-Link’s board of directors; however, in all instances the exercise price is never less than the fair market value of I-Link’s common stock on the date the option is granted.  To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercised portion.  If any Incentive Option, Non-Qualified Option or SAR terminates prior to exercise thereof and during the duration of the 1997 Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1997 Plan for the grant of additional options or rights.  The shares of common stock subject to the 1997 Plan may be made available from either authorized but unissued shares, treasury shares, or both.  As of December 31, 2002, options to purchase 5,938,563 shares of common stock have been granted under the plan and 2,118,024 were outstanding with exercise prices of $0.07 to $13.88 per share.  As of December 31, 2002, 411,545 options have been exercised under the 1997 Plan.

2000 Employee Stock Purchase Plan

In October 2000, the stockholders of I-Link approved adoption of I-Link’s 2000 Employee Stock Purchase Plan which plan provides for the purchase and issuance of common stock to all eligible employees (Stock Purchase Plan).

The purpose of the Stock Purchase Plan is to induce all eligible employees of I-Link (or any of its subsidiaries) who have been employees for at least three months to encourage stock ownership of I-Link by acquiring or increasing their proprietary interest in I-Link.  The Stock Purchase Plan is designed to encourage employees to remain in the employ of I-Link.  It is the intention of I-Link to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code, as amended (Code) to issue shares of common stock to all eligible employees of I-Link (or any of I-Link’s subsidiaries) who have been employees for at least three months.

The Stock Purchase Plan provides for the purchase of common stock in the aggregate, up to 2,500,000 shares of common stock (which number is subject to adjustment in the event of stock dividends, stock splits and other similar events).  As of December 31, 2002, 58,012 shares of common stock had been purchased under the Stock Purchase Plan.  To the extent that an option is not exercised within the period of exercisability specified in the option, it will expire as to the then unexercised portion.  If any option terminates prior to its exercise and during the duration of the Stock Purchase Plan, the shares of common stock as to which the option or right was not exercised will become available under the Stock Purchase Plan for the grant of additional options or rights to any eligible employee.

2001 Stock Option and Appreciation Rights Plan

                Under this plan, I-Link may issue options which will result in the issuance of up to an aggregate of 14,000,000 shares of I-Link common stock, par value $.007 per share. The Plan provides for options which qualify as incentive stock options (Incentive Options) under Section 422 of the Internal Revenue Code of 1986, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by I-Link under the Plan may be either treasury shares or authorized but unissued shares as I-Link’s board of directors may determine from time to time.

                Pursuant to the terms of the Plan, I-Link may grant Non-Qualified Options and SARs only to officers, directors, employees and consultants of I-Link or any of I-Link’s subsidiaries as selected by the board of directors or a committee appointed by the board.  The Plan also provides for the Incentive Options available only to officers, directors, employees and consultants of I-Link or any of I-Link’s subsidiaries as selected by the board of directors or a committee appointed by the board.

                Options granted under the Plan must be evidenced by a stock option agreement in a form consistent with the provisions of the Plan.  In the event that employment or service provided by a Plan participant is terminated for cause, any vested or unvested options, rights to any options, or SARs of the Plan participant will terminate immediately regardless of whether the option is qualified or non-qualified.  In the event a Plan participant is terminated for any reason other than for cause, death or disability, any non-qualified or qualified options, options rights or SARs held by the Plan participant may be exercised for three months after termination or at any time prior to the expiration of the of the option, whichever is shorter, but only to the extent vested on the termination date.

                The price at which shares of common stock covered by the option can be purchased is determined by I-Link’s board of directors; however, in all instances the exercise price is never less than the fair market value of I-Link’s common stock on the date the option is granted.  To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. To exercise an option, the Plan participant must tender an amount equal to the total option exercise price of the underlying shares and provide written notice of the exercise to the Company.  The right to purchase shares is cumulative so that once the right to purchase any shares has vested, those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the Option.

                The Company intends to approve a new stock option plan at its 2003 annual meeting.  In the event the new plan is approve, it is the intent of the Company to withdraw this 2001 Stock Option and Appreciation Rights Plan.

Compensation Committee Interlocks and Insider Participation

Messrs. Heaton, Toh, Reichmann and Walter are non-employee directors of I-Link.  Messrs. Silber, Weintraub, Clifford and Ms. Murumets are employee-officers of Counsel.  Messrs. Hilton and Brandafino and Ms. Jamaleddin are officers of WorldxChange Corp., I-Link’s subsidiary.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                The following table shows, as of March 18, 2003, the common stock and any preferred stock owned by each director, executive officer and to the best of our knowledge, all other parties know to be beneficial owners of more than 5% of the common stock. As of the same date, there were 116,549,667 shares of common stock and 769 shares of Series N preferred stock issued and outstanding.  As of the same date, all of the present directors, as a group of eight persons, own beneficially 526,182 shares (a beneficial ownership of less than 1%) and all of our present directors and executive officers, as a group of 13 persons, own beneficially 526,182 shares (a beneficial ownership of less than 1%) of our common stock.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		% of Common Stock Beneficially Owned(2)

Ralph Brandafino	0		*%

Gary M. Clifford	0	(3)	*%

James Ducay	0	(4)	*%

Hal B. Heaton	123,958	(5)	*%

Kenneth L. Hilton	0	(11)	*%

Barbara Jamaleddin	0	(12)	*%

Kelly Murumets	0	(6)	*%

Albert Reichmann	49,548	(5)	*%

Samuel L. Shimer	0	(7)	*%

Allan C. Silber	0	(8)	*%

Henry Y.L. Toh	341,494	(9)	*%

John R. Walter	25,329	(5)	*%

Gary J. Wasserson	0	(10)	*%

Counsel Communications LLC One Landmark Square, Suite 315 Stamford, CT 06901	222,647,837	(13)	86%

All Executive Officers and Directors as a Group (13 people)	540,329	(14)	*%

*              Indicates less than one percent

(1)           Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them.  All addresses are c/o I-Link Incorporated unless otherwise indicated.

(2)                 As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

(3)           Mr. Clifford is the Chief Financial Officer of Counsel Corporation, the parent corporation and majority owner of interest in Counsel Communications LLC.  At the December 6, 2002 meeting of the Board of Directors of I-Link, Mr. Clifford was appointed to the office of Vice President of Finance of I-Link.  At the Board’s February 12, 2003 meeting, Mr. Clifford was appointed Chief Financial Officer of I-Link.  Mr. Clifford disclaims beneficial ownership of the shares of I-Link’s common stock beneficially owned by Counsel via its majority ownership of its subsidiary, Counsel Communications.

(4)                 Mr. Ducay is the President of Acceris Communications Solutions, a division of WorldxChange Corp., a subsidiary of I-Link.

(5)           Represents shares of common stock issuable pursuant to options and warrants.

(6)           Ms. Murumets is an Executive Vice President of Counsel.  At the December 6, 2002 meeting of the Board of Directors of I-Link, Ms. Murumets was appointed to the office of Executive Vice President of I-Link.  Ms. Murumets is a Class III director of I-Link.  Ms. Murumets disclaims beneficial ownership of the shares of I-Link’s common stock beneficially owned by Counsel via its majority ownership of Counsel Communications LLC.

(7)           Mr. Shimer is a managing director of Counsel and was appointed as a Senior Vice President, Mergers & Acquisitions and business Development of I-Link effective February 12, 2003.  Mr. Shimer disclaims beneficial ownership of I-Link’s common stock beneficially owned by Counsel via its majority ownership of Counsel Communications LLC.

(8)                 Allan C. Silber is the Chairman, Chief Executive Officer and a stockholder of Counsel. Mr. Silber was elected to I-Link’s Board of Directors in September 2001 and became Chairman in November 2001.  Mr. Silber was appointed an Interim Chief Executive Officer and President of I-Link in December 2002 and is to serve in such capacity at the discretion of the Board of Directors and until the latter appoints a successor officer.  Mr. Silber disclaims beneficial ownership of the shares of I-Link’s common stock beneficially owned by Counsel via its majority ownership of Counsel Communications.

(9)                 Represents shares of common stock issuable pursuant to options.  Does not include shares held of record by Four M International, Ltd., of which Mr. Toh is a director.  Mr. Toh disclaims any beneficial ownership of such shares.

(10)              Mr. Wasserson is a director of Counsel Communications LLC and a managing director of Counsel.  Mr. Wasserson disclaims beneficial ownership of the shares of I-Link’s common stock beneficially owned by Counsel Communications LLC and by Counsel via its majority ownership of Counsel Communications.

(11)         Mr. Hilton is the Chief Executive Officer of WorldxChange Corp., I-Link’s wholly-owned subsidiary.

(12)              Ms. Jamalledin is the Senior Vice President of Network Operations of WorldxChange Corp., I-Link’s wholly-owned subsidiary.

(13)         Includes 61,966,057 shares of I-Link’s common stock issued upon conversion of Series M and N redeemable preferred stock in March 2001 which were obtained from Winter Harbor L.L.C. on March 7, 2001, based on information included in a Schedule 13D filed by Counsel on March 13, 2001 and amended by Counsel and filed with the SEC on May 2, 2001.  Also includes 36,207,490 shares of I-Link’s common stock issuable upon conversion of a convertible promissory note in the principal amount (and including accrued interest) of $14,261,406 loaned to I-Link as of December 31, 2002, at the conversion price of $0.39 per share, under the terms of the Senior Convertible Loan and Security Agreement, dated March 1, 2001, as amended on May 8, 2001 (Loan Agreement).  Under the terms of the Loan Agreement, Counsel may convert the aggregate principal amount and interest loaned to I-Link into shares of I-Link’s common stock. Also includes 17,434,489 shares of I-Link’s common stock issued on April 17, 2001 to Counsel under the terms of the Agreement and Plan of Merger, dated April 17, 2001.  Also includes 92,039,801 shares of I-Link’s common stock issuable upon conversion of the loan from Counsel Communications to I-Link, which loan is convertible into the shares of I-Link’s common stock at the conversion rate of $0.084 per share, which rate represented the average closing price of I-Link’s common stock for 20 trading days preceding the date of the purchase agreement by and between Counsel Communications and RSL COM U.S.A., Inc. (see Proposal 3 of this Proxy Statement for additional information on this loan and transaction).  Also includes 15,000,000 warrants to purchase shares of I-Link’s common stock issued to Counsel in connection with its loan to I-Link dated June 4, 2001 at the exercise price of $.60 per share. The beneficial ownership figure  excludes approximately 158,258,000 (as of December 31, 2002) shares issuable if the Amended Debt Restructuring Agreement is approved by the stockholders at the next annual meeting.  The issuance of shares under the Amended Debt Restructuring Agreement would also cause a reset to the conversion price of the convertible promissory note ($14,261,406 as of March 18, 2003) referred to above, from $0.39 to approximately $0.23 which would result in an additional 25,530,000 shares of common stock being issued, which shares have also been excluded.

(14)              Represents 540,329 of shares of common stock that may be obtained pursuant to options and warrants exercisable within 60 days of the date hereof.

Equity Compensation Plan Information

                The following table sets forth, as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which equity securities of I-Link are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2001 Stock option and Appreciation Rights Plan	none	-	14,000,000
1997 Recruitment Stock Option Plan	2,118,026	$3.67	3,607,449
1995 Directors Stock Option and Appreciation Rights Plan	170,000	$1.13	0
1995 Employee Stock Option and Appreciation Rights Plan	135,250	$3.90	145,500
Director Stock Option Plan	4,668	$2.38	0

Equity compensation plans not approved by security holders:
Series N preferred Stock convertible into common stock	615,200	$1.25	0
Convertible debt to Counsel in connection with RSL purchase	90,099,502	$0.08	*
Convertible debt to Counsel in connection with loan to I-Link in 2001	35,341,107	$0.39	**
Warrants issued to Counsel in connection with WorldxChange purchase	15,000,000	$0.60	0
Debt to Counsel to be converted into common stock subject to shareholder approval at next Annual Meeting	155,226,800	$0.19	***
Warrants issued in connection with private placement in 1998	408,000	$5.27	0
Issuance of non -qualified options to employees and outside consultants	7,333,330	$3.55	0
Total	306,451,883	$0.32	17,752,949

*	Additional shares will be issuable in the future related to accrued interest on the principal balance.
**	Additional shares will be issuable in the future related to accrued interest on the principal balance and changes in the conversion price allowed for in the debt instrument.

***

Additional shares will be issuable in the future related to accrued interest on the principal balance.  Conversion of this loan has been approved by the Board of Directors and is to be voted upon by the shareholders at the next Annual Meeting

Item 13. Certain Relationships and Related Transactions

Transactions with Management and Others

See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between us and certain officers, directors and other related parties.  Additionally, in June 2002, the Company made a relocation loan of $100,000 (non-interest bearing) to Mr. Hilton.  The loan is due on the earlier of June 2007 or upon sale of his former residence.  While the loan is outstanding, payments are required equal to of 20% of any incentive awards (after the first $50,000) paid to Mr. Hilton.  As of December 31, 2002, no payments on the loan had been made.

Transactions with Counsel Corporation

General

Amendments to the Articles of Incorporation .  In July 2002, the Board of Directors approved an amendment to I-Link’s Amended and Restated Articles of Incorporation (Articles of Incorporation) to delete Article VI thereof. Article VI of the Articles of Incorporation was added pursuant to an amendment and restatement of the Articles of Incorporation dated March 1, 1989 to read as follows:

“Any liquidation, reorganization, merger, consolidation, sale of substantially all of the corporation’s assets, or the reclassification of its securities shall be approved by (a) holders of at least a majority of the issued and outstanding Common Stock held by other than officers, directors, and those persons who hold 5% or more of the outstanding Common Stock, and (b) a vote of a majority of shares of issued and outstanding Common Stock held by the Company’s officers, directors, and those persons who hold 5% or more of the outstanding Common Stock.”

Subsequently, the following “required vote” clause was added to Article VI as a result of the March 14, 1989 amendment to the Articles of Incorporation:

“Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of the holders of at least 67% of the outstanding shares of the corporation then entitled to vote in the election of directors shall be required to amend, alter, or repeal, or to adopt any provision inconsistent with this Article VI.”

The original purpose of this Article VI was to provide an additional measure designed to reduce I-Link’s vulnerability to unsolicited takeover attempts through amendment of the corporate charter or bylaws or otherwise. Since Counsel Communications holds in excess of 68% of the Company’s voting equity securities, the Board of Directors believes that Article VI is no longer required to fulfill its original purpose and instead effectively restricts I-Link’s ability to enter into transactions that may be in the best interests of its stockholders.  Furthermore, under the terms and provisions of the Debt Restructuring Agreement (as discussed below), the Board of Directors is required to recommend approval and adoption of this proposal to stockholders and to include this proposal in the proxy statement materials distributed to I-Link stockholders in connection with the Annual Meeting of Stockholders..

If this proposal is approved, Counsel will be able to cause the stockholder approval of any liquidation, reorganization, merger, consolidation, sale of substantially all of the assets of I-Link, or the reclassification of its securities.  In addition, Counsel might be able to take I-Link private.  Under Section 607.1104 of the Florida Act, if Counsel Communications owned more than 80% of each class of I-Link’s equity securities and if Proposal 3 is approved (the mechanics of the parent-subsidiary merger under the Florida Act is described below in this Proposal 3).  Counsel Communications would be able to merge I-Link into Counsel Communications without the approval of stockholders other than Counsel Communications.  However, under the terms of the Amended Debt Restructuring Agreement, Counsel Communications has agreed not take any such action at any time prior to June 30, 2003.

The Amended Debt Restructuring Agreement.  Historically, I-Link has suffered substantial operating deficits and has required substantial infusions of working capital on an on-going basis.  In early 2001, having been notified of its then majority stockholder’s unwillingness to commit more funds to the company, I-Link commenced efforts to seek alternative financing.  Soon thereafter, I-Link commenced negotiations with Counsel in contemplation of Counsel making an investment in the company.  Counsel is a publicly traded company engaged primarily in the ownership and development of companies providing services and products in the United States and Canada.  In February 2000, Counsel formed Counsel Communications LLC, a Delaware limited liability company and wholly owned subsidiary of Counsel, to focus on acquiring, consolidating and operating Internet telephony and other telecommunications-related businesses.  (Counsel Communications LLC subsequently changed its name to Counsel Springwell Communications LLC, but has recently reverted to its original name and is referred to below as Counsel Communications.)

On March 1, 2001, Counsel through Counsel Communications acquired an approximate 65% interest in I-Link from the company’s then majority stockholder in exchange for $5,000,000.  I-Link entered into a Senior Convertible Loan and Security Agreement (Senior Loan Agreement) with Counsel Communications under the terms and provisions of which agreement Counsel Communications was required to make periodic loans to I-Link in an aggregate principal amount not to exceed $10,000,000 (this agreement was amended in May 2001 to increase the aggregate principal amount to $12,000,000).  During 2001, the full $12,000,000 was loaned to I-Link pursuant to this agreement and was utilized by it for working capital purposes.

On June 6, 2001, I-Link and Counsel entered into a Loan and Security Agreement (Security Agreement) under the terms of which agreement Counsel agreed to advance up to $10,000,000 to I-Link. In connection with the Security Agreement, I-Link executed a note in favor of Counsel due and payable June 6, 2002 and secured the note with all of I-Link’s assets. Outstanding balances (including any accrued and unpaid interest) under the loan carried interest at 10% per annum which interest was payable quarterly in arrears on the last business day of each quarter.  However, at its sole election, Counsel could allow interest on the loan to accrue and to become payable at the end of the term.  The full amount available under the Security Agreement was advanced to I-Link during 2001.  Under the terms of an April 15, 2001 letter, Counsel committed to I-Link to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements of I-Link to continue as a going concern through April 15, 2002, and Counsel delivered a similar letter dated April 3, 2002 committing to provide such funds as might be required in order for I-Link to continue as a going concern through April 15, 2003 (Keep Well Letters).  Counsel and I-Link agreed that the conditions and terms of repayment of amounts advanced pursuant to the Keep Well Letters would be similar to those contained in the Security Agreement.  Accordingly, on June 27, 2002, I-Link and Counsel amended the Security Agreement, effective October 5, 2002, to increase the indebtedness represented thereby to $24,306,865.

WorldxChange Transaction.  On December 10, 2002, I-Link’s wholly-owned subsidiary, WorldxChange Corp. (WorldxChange), completed the purchase of the Direct and Agent businesses of RSL COM U.S.A. Inc. (RSL).  The acquisition included the assets used by RSL to provide long distance voice and data services, including frame relay, to small and medium size businesses (Direct Business), and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market (Agent Business), together with the existing customer base of the Direct and Agent Businesses.

The purchase agreement was originally entered into between Counsel Communications and RSL and was assigned to WorldxChange in May 2002.  The closing occurred on December 10, 2002 following receipt of all regulatory approvals.  WorldxChange paid a purchase price of approximately $7.5 million, subject to certain closing balance sheet adjustments, and agreed to pay up to an additional $3 million on March 31, 2004, which contingent upon the achievement of certain revenue levels by the Direct and Agent Businesses for the year 2003.  The purchase price of $7.5 million was financed by a loan from I-Link to WorldxChange that is due March 1, 2004. I-Link’s loan to WorldxChange was financed by a convertible loan from Counsel Communications.  The loan from Counsel Communications is convertible into common stock of I-Link at the exchange rate of $0.084 per share, which rate represented the average closing price of I-Link’s common stock for the twenty trading days preceding December 10, 2002.

Of the additional $3.0 million purchase price, a minimum of $1 million was payable March 31, 2004.  The remaining $2 million payment was contingent upon achievement of certain revenue levels by the Direct and Agent Businesses for the year 2003.  The actual amount due will be prorated based upon 2003 Direct and Agent Businesses revenues between $44 million ($0 amount payable) to $55 million ($2.0 million payable).

Debt Restructuring Agreement.  Under the terms of the Debt Restructuring Agreement by and among I-Link, Counsel and Counsel Communications dated July 25, 2002 (Original Agreement), $25.9 million of indebtedness that was due on June 6, 2002 would have been exchanged for shares of common stock of I-Link at a price of $0.18864 per share, the average closing transaction price for the month of May 2002.  Interest on the $25.9 million would have ceased to accrue after July 12, 2002.  The balance of the indebtedness, $13.4 million, was owed under the Senior Loan Agreement between Counsel Communications and I-Link and would have continued to be convertible, at the option of Counsel Communications, into shares of common stock of I-Link pursuant to the existing terms of that convertible indebtedness.  The conversion price was set at $0.56 per share, but, as a result of the issuance of the shares of common stock in exchange for the $25.9 million of I-Link indebtedness, the conversion price would have been adjusted to $0.39221.

The Original Agreement also provided that I-Link’s guarantee of indebtedness in the amount of $12.5 million owed by WorldxChange to Counsel would be cancelled.  In addition, Counsel Communications agreed to surrender for cancellation by I-Link, warrants to purchase 15,000,000 shares of common stock of I-Link which were issued in connection with the loan by Counsel to WorldxChange.  I-Link would also have transferred to Counsel Communications all the outstanding shares of capital stock of WorldxChange.  Finally, Counsel Communications also agreed to pay I-Link $1.0 million for expenses incurred by I-Link in connection with the acquisition of WorldxChange.

Under the terms of the Original Agreement, Counsel Communications also agreed to continue to provide I-Link with funding in the amount of $2.3 million through December 31, 2002 to fund I-Link’s operating cash needs.  Such funding would have constituted additional purchases of I-Link’s common stock at a purchase price of $0.18864 per share.  Counsel Communications also agreed to pay I-Link’s expenses incurred in connection with this transaction.  In addition, Counsel and Counsel Communications’s current commitment under the Keep Well Letters to fund all capital investment, working capital or other operational cash requirements of I-Link would have been extended from April 15, 2003 to December 31, 2003. Under the terms of the Original Agreement, such funding in 2003 would have constituted purchases of additional shares of I-Link’s common stock at a purchase price equal to the average closing transaction price for a share of I-Link’s common stock for the immediately preceding month.

Amended and Restated Debt Restructuring Agreement.  I-Link’s Board of Directors subsequently determined that the Original Agreement was not in the best interests of the stockholders.  As a result, the parties entered into an Amended and Restated Debt Restructuring Agreement dated October 15, 2002 (Amended Agreement).  The issuance of I-Link’s common stock pursuant to the Amended Agreement will result in a weighted average conversion price adjustment pursuant to the provisions of the Senior Loan Agreement, i.e., the conversion price under the Senior Loan Agreement had been $0.56, the new conversion price will be approximately $0.38.  The Amended Agreement includes the following terms:

•              The principal amount of $24,306,866 outstanding under the Security Agreement, together with accrued and unpaid interest, and any additional amounts advanced by Counsel to I-Link since July 25, 2002 under the Keep Well Letters, together with interest accrued on such amounts at a rate of 10% per annum, will be exchanged for common stock of the company at a price of $0.18864 per share (Effective Price);

•              Amounts advanced by Counsel to I-Link under the Keep Well Letters from July 25 to December 31, 2002 will constitute additional purchases of I-Link’s common stock at the Effective Price, and such funding in 2003 would constitute purchases of additional shares of I-Link’s common stock at a purchase price equal to the average closing price for a share of I-Link’s common stock for the twenty (20) trading days preceding the funding; provided that in the event that the Board of Directors determines to acquire the assets or equity interests of any other entity, I-Link and Counsel Communications agree that any acquisition cost related to such acquisition will be financed, at the option of Counsel Communications, either by way of equity from Counsel Communications constituting a purchase of additional shares of I-Link’s common stock for a purchase price per share equal to the average closing transaction price of a share of common stock on the twenty (20) trading days preceding the funding or alternatively a purchase money loan arrangement similar in form and substance to the Security Agreement;

•              Counsel Communications will advance to I-Link all amounts paid or payable by I-Link to its stockholders that exercise their dissenters’ rights in connection with the transactions subject to the debt restructuring transaction and the amount for the annual premium to renew the existing directors and officers insurance coverage through November 2003.

•              Counsel Communications further agreed to reimburse I-Link for all costs, fees and expenses in connection with the Amended Agreement, whether incurred and yet to be incurred, including the Special Committee’s costs to negotiate the Amended Agreement and costs related to obtaining stockholder approval.  The costs, fees and expenses to be so reimbursed to I-Link will not be treated as advances, loans or stock purchases; nor will such amounts be subject to conversion into I-Link’s common stock.

I-Link agreed to solicit the approval of its stockholders for this agreement and for a proposal to increase the authorized capital of I-Link.  I-Link also agreed to increase its authorized capital to make available shares of common stock into which debt owed to Counsel and its affiliates could be converted into stock pursuant to the Amended and Restated Debt Restructuring Agreement.

I-Link’s Special Committee, consisting of two independent directors, negotiated and approved the Amended Agreement on behalf of I-Link, recommended its adoption and approval to the I-Link Board of Directors and has also recommended that it be approved by the stockholders of I-Link.  The Special Committee retained a financial advisor, who advised the Special Committee that the Amended Agreement was fair, from a financial point of view, to the stockholders of I-Link, other than Counsel and its affiliates.  The Board of Directors of I-Link unanimously approved and recommended the Amended Agreement and also unanimously approved and recommended an amendment to the Articles of Incorporation of I-Link to delete Article VI.

If the debt restructuring transaction is consummated, Counsel Communications will own 86% (based on advances through March 18, 2003) of voting equity securities of I-Link.  If Counsel Communications owned more than 80% of each class of I-Link’s equity securities and if this agreement is approved, it could, under Section 607.1104 of the Florida Act, merge I-Link into Counsel Communications without the approval of stockholders other than Counsel Communications.  However, under the terms of the Amended Agreement, Counsel Communications has agreed not take any such action at any time prior to June 30, 2003.

PART IV

Item 14.  Controls and Procedures

In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of March 13, 2003, the date of the evaluation of the Company’s internal controls and disclosure controls and procedures, the Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures were not effective.  An explanation of the deficiencies and remedies is set forth below.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Annual Report on Form 10-K.

As of March 13, 2003, the date of the evaluation of the Company’s internal controls and disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer determined that the following matters involving internal controls constituted material weaknesses.  The deficiencies related to the process of calculating allowance for doubtful accounts, the timeliness of general ledger account reconciliations and analysis, and financial reporting expertise. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  More specific discussion is set forth below.

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

Financial Reporting Expertise.  Over the course of the last two years the Company has grown through acquisitions and the Company is positioning itself for further revenue growth.  That growth continues to place significant burdens on the Company’s financial reporting systems and resources.  The Certifying Officers have determined that the Company did not have sufficient financial expertise and appropriate systems, and consequently that controls did not operate effectively on a continuous basis throughout the reporting period.  As a result, the Certifying Officers determined that the Company did not have an effective internal control environment.  The Certifying Officers, with Company’s management, have evaluated and are modifying its systems and financial functions as deemed appropriate in an attempt to ensure the internal controls and disclosure controls and procedures are effective in the future. In addition, the Certifying Officers have determined that the financial management team should be augmented to include an internal audit function.  In 2003, the Company appointed a new Chief Financial Officer, recently hired a new corporate controller and is in the process of hiring a new controller at WorldxChange, (all with recent experience in generally accepted accounting principles, the rules and regulations of the Commission, financial reporting practices, and internal controls), in an effort to address this deficiency.

The Company has a continuous improvement program in place relating to the internal controls and disclosure controls and procedures of the Company and its subsidiaries. The program is designed to review and modify, as determined appropriate, the design and operation of internal controls and disclosure controls and procedures as the operating processes change in relation to the changes of the Company’s business resulting from acquisitions, discontinued operations, reorganization of management and the addition of new lines of business. As of the date of this Annual Report on Form 10-K, except as disclosed above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

	1.	Financial Statements:

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	Reports on Form 8-K during the fourth quarter of 2002.

A Current Report on Form 8-K was filed on December 16, 2002 to announce I-Link’s agreement to sell the operations of I-Link’s subsidiary, I-Link Communications, Inc.

A Current Report on Form 8-K was filed on December 26, 2002 to announce that I-Link’s subsidiary WorldxChange Corp. completed the purchase of the Enterprise and Agent business of RSL Com U.S.A. Inc.

(c)	The following exhibits are filed as part of this Registration Statement:

Number	Title of Exhibit

3.1(6)	Amended and Restated Articles of Incorporation, as further amended.
4.2(3)	Securities Purchase Agreement by and between I-Link and Winter Harbor, dated as of September 30, 1997.
4.3(7)	Amended and Restated Registration Rights Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor, amending Registration Rights Agreement dated October 10, 1997.
4.4(3)	Form of Shareholders Agreement by and among I-Link and Winter Harbor and certain holders of I-Link’s securities, which constitutes Exhibit D to the Purchase Agreement.
4.5(3)	Form of Warrant Agreement by and between Medcross, Inc. and Winter Harbor, which constitutes Exhibit F to the Purchase Agreement.
4.6(10)	Senior Convertible Loan and Security Agreement dated March 1, 2001, by and between Counsel Communications, LLC and I-Link Incorporated.
4.7(10)	Loan Note, dated as of March 1, 2001, by and between Counsel Communications LLC and I-Link Incorporated.
4.8(10)	Security Agreement, dated as of March 1, 2001, by and between I-Link Communications, MiBridge Inc and Counsel Communications, LLC.
10.1(1)	1997 Recruitment Stock Option Plan.
10.2(2)	2001 Stock Option and Appreciation Rights Plan
10.3(5)	Agreement dated April 14, 1998, by and between I-Link and Winter Harbor.

10.4(5)	Pledge Agreement dated April 14, 1998, by and between I-Link and Winter Harbor.
10.5(5)	Security Agreement dated April 14, 1998, by and among certain of I-Link’s subsidiaries and Winter Harbor.
10.6(5)	Form of Promissory Notes issued to Winter Harbor.
10.7(5)	Warrant to purchase 250,000 shares of Common Stock of I-Link, dated June 30, 1998, issued to JNC.
10.8(5)	Warrant to purchase 100,000 shares of Common Stock of I-Link, dated July 28, 1998, issued to JNC.
10.9(7)	Loan Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor.
10.10(7)	First Amendment to Loan Agreement dated March 4, 1999 by and between I-Link and Winter Harbor.
10.11(7)	Promissory Note dated November 10, 1998, in principal amount of $8,000,000 executed by I-Link in favor of Winter Harbor.
10.12(7)	Series K Warrant Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor and form of Series K Warrant.
10.13(7)	Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor.
10.14(7)	First Amendment to Security Agreement dated as of January 15, 1999, by and among I-Link, five of its wholly-owned subsidiaries and Winter Harbor, amending Security Agreement dated April 14, 1997.
10.15(7)	First Amendment to Pledge Agreement dated as of January 15, 1999, by and among I-Link and Winter Harbor, amending Pledge Agreement dated April 14, 1997.
10.16(7)	Series D, E, F, G, H, I and J Warrant Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor, and related forms of warrant certificates.
10.17(4)	Amended and Restated Employment Agreement with Helen Seltzer dated January 3, 2002
10.18(8)	Form of Wholesale Service Provider and Distribution Agreement between I-Link and Big Planet, Inc. dated February 1, 2000
10.19(9)	Form of Cooperation and Framework Agreement between I-Link Incorporated and CyberOffice International AG dated May 8, 2000
10.20(9)	Form of Revenue Sharing Agreement between I-Link Incorporated and Red Cube International AG (formerly known as CyberOffice International AG.) dated June 30, 2000.
10.21(9)	Form of Letter dated June 30, 2000, clarifying a Cooperation and Framework Agreement issue.
10.22(11)	Loan and Security Agreement, dated December 10, 2001, by and among WorldxChange Corp. and Foothill Capital Corporation.
10.23(13)	Employment agreement with James Ducay dated July 1, 2002
10.24(13)	Employment agreement with Kenneth Hilton dated May 1, 2002
10.25(12)	Form of Asset Purchase Agreement by and between Counsel Springwell Communications LLC and RSL Com U.S.A., Inc.
10.26(12)	Form of Amendment No. 1 to Asset Purchase Agreement between Counsel Springwell Communications LLC and RSL U.S.A., Inc.
10.27(13)	Amended and Restated Debt Restructuring Agreement dated October 15, 2002.
10.28(13)	Form of Asset Purchase Agreement between Buyer’s United Inc., I-Link Communications Inc., and I-Link Incorporated dated December 6, 2002
10.29(13)	I-Link Convertible Promissory Note for $7,500,000 between I-Link and Counsel Corporation (US) dated December 10, 2002
23.1(13)	Consent of Independent Accountants.
99.1(10)	Warrant Exchange Agreement, dated as of March 1, 2001, by and between Winter Harbor, LLC and I-Link Incorporated.
99.2(10)	Securities Support Agreement, dated as of March 1, 2001, by and between Counsel Communications, LLC and I-Link Incorporated.
99.3(13)	Officer’s (CEO) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4(13)	Officer’s (CFO) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, file number 0-17973.
(3)	Incorporated by reference to our Current Report on Form 8-K, dated September 30, 1997, file number 0-17973.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2002, file number 0-17973.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 1998, file number 0-17973.
(6)	Incorporated by reference to our Annual report on Form 10-K for the year ended December 31, 1998, file number 0-17973.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 1999, file number 0-17973.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2000, file number 0-17973.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2000, file number 0-17973.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on March 16, 2001, file number 0-17973.
(11)	Incorporated by reference to our Annual report on Form 10-K for the year ended December 31, 2001, file number 0-17973.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on December 26, 2002, 2001, file number 0-17973.
(13)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

I-LINK INCORPORATED
(Registrant)

Dated: April 30, 2003	By:	/s/ Allan Silber
Allan Silber, President and Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board, Director,	April 30, 2003
Allan C. Silber	President and Chief Executive Officer

/s/ Gary M. Clifford	Chief Financial Officer and VP of	April 30, 2003
Gary M. Clifford	Finance

/s/ Henry Y. L. Toh	Director	April 30, 2003
Henry Y.L. Toh

/s/ Hal B. Heaton	Director	April 30, 2003
Hal B. Heaton

/s/ Gary J. Wasserson	Director	April 30, 2003
Gary J. Wasserson

/s/ Samuel L. Shimer	Director	April 30, 2003
Samuel L. Shimer

/s/ John R. Walter	Director	April 30, 2003
John R. Walter

/s/ Albert Reichmann	Director	April 30, 2003
Albert Reichmann

/s/ Kelly Murumets	Director	April 30, 2003
Kelly Murumets

OFFICER’S CERTIFICATION
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, Allan Silber, Chief Executive Officer of I-Link Incorporated, certify that:

1.         I have reviewed this annual report on Form 10-K of I-Link Incorporated;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By:	/s/ Allan Silber
Allan Silber
Chief Executive Officer

OFFICER’S CERTIFICATION
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, Gary M. Clifford, Chief Financial Officer of I-Link Incorporated, certify that:

1.         I have reviewed this annual report on Form 10-K of I-Link Incorporated;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By:	/s/ Gary M. Clifford
Gary M. Clifford
Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

I-Link Incorporated and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of I-Link Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying indexpresents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 25, 2003

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2002 and 2001

	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$3,619,642	$4,662,532
Accounts receivable, less allowance for doubtful accounts of $4,595,838 and $1,862,988 as of December 31, 2002 and 2001, respectively	21,750,826	16,009,386
Other current assets	3,063,986	2,632,629
Total current assets	28,434,454	23,304,547

Furniture, fixtures, equipment and software, net	11,479,111	21,023,696

Other assets:
Intangible assets, net	2,747,262	1,330,839
Other assets	2,261,887	1,121,067
Net assets of discontinued operations	1,350,000	—

Total assets	$46,272,714	$46,780,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$7,016,628	$7,719,595
Accrued liabilities	19,411,946	12,270,231
Unearned revenue	958,185	1,986,675
Revolving credit facility and other current debt	12,073,374	10,004,862
Notes payable to a related party	—	29,101,163
Current portion of obligations under capital leases	2,713,650	3,034,293
Total current liabilities	42,173,783	64,116,819

Notes payable	1,033,024	1,147,364
Notes payable to a related party	30,057,635	11,527,512
Obligations under capital leases	4,145,711	6,986,308
Note payable to a related party, to be converted into common stock	29,281,984	—
Total liabilities	106,692,137	83,778,003

Commitments and contingencies (notes 9 and 13)

Stockholders’ equity (deficit):
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 769 as of December 31, 2002 and 2001, respectively; liquidation preference of $761,310 at December 31, 2002	7,690	7,690
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,549,547 at December 31, 2002 and 2001	815,849	815,849
Additional paid-in capital	129,552,725	128,942,389
Accumulated deficit	(190,795,687)	(166,763,782)
Total stockholders’ deficit	(60,419,423)	(36,997,854)

Total liabilities and stockholder’s deficit	$46,272,714	$46,780,149

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Telecommunication services	$90,410,940	$50,288,917	$—
Marketing services	—	—	463,740
Technology licensing and development	2,836,655	5,696,893	8,972,828
Other	—	—	400,000
Total revenues	93,247,595	55,985,810	9,836,568

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation shown below)	50,935,474	35,545,611	—
Marketing services	—	—	456,354
Selling, general, administrative and other	34,336,810	30,789,736	14,682,985
Provision for doubtful accounts	6,331,205	2,860,892	—
Depreciation and amortization	4,270,302	6,408,817	3,990,584
Research and development	1,398,809	2,332,593	4,220,333
Total operating costs and expenses	97,272,600	77,937,649	23,350,256

Operating loss	(4,025,005)	(21,951,839)	(13,513,688)

Other income (expense):
Interest expense	(7,893,754)	(4,692,974)	(1,486,676)
Interest and other income	395,228	81,015	487,132
Gain on sale of subsidiary	—	588,943	—
Settlement expense	—	—	(639,565)
Total other expense	(7,498,526)	(4,023,016)	(1,639,109)

Loss from continuing operations	(11,523,531)	(25,974,855)	(15,152,797)

Loss from discontinued operations (net of $0 tax):	(12,508,374)	(19,614,588)	(10,599,381)

Loss before extraordinary gain	(24,031,905)	(45,589,443)	(25,752,178)

Extraordinary gain on extinguishment of debt (net of $0 tax)	—	1,092,818	—

Net loss	$(24,031,905)	$(44,496,625)	$(25,752,178)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Calculation of net loss per common share:

Loss from continuing operations	$(11,523,531)	$(25,974,855)	$(15,152,797)
Cumulative preferred stock dividends not paid in current year	—	(27,610)	(1,646,818)
Dividends accrued and paid on Class M redeemable preferred stock	—	(269,027)	—
Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial conversion features	—	15,512,473	—

Loss from continuing operations applicable to common stock	$(11,523,531)	$(10,759,019)	$(16,799,615)

Basic and diluted weighted average shares outstanding	116,549,547	99,184,427	26,669,058

Net loss per common share – basic and diluted:

Loss from continuing operations	$(0.10)	$(0.11)	$(0.63)
Loss from discontinued operations	(0.11)	(0.20)	(0.40)
Extraordinary gain from extinguishment of debt	—	0.01	—
Net loss per common share	$(0.21)	$(0.30)	$(1.03)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2002, 2001 and 2000

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit

Balance at December 31, 1999	49,992	$499,920	24,150,829	$169,056	$98,734,475	$(499,377)	$(109,953,971)

Conversion of preferred stock into common stock	(25,805)	(258,050)	2,158,413	15,109	242,941	—	—
Reclassification of Series F redeemable preferred stock from mezzanine due to conversion to common stock	248	2,480	—	—	2,336,305	—	—
Common stock dividend paid to holders of Series F redeemable preferred stock	—	—	87,477	612	195,721	—	(196,333)
Exercise of stock options, warrants and issuances under stock purchase plan	—	—	1,589,810	11,129	4,330,530	—	—
Stock options issued for services	—	—	—	—	42,605	(42,605)	—
Common stock issued as payment of settlement and interest expense	—	—	149,977	1,051	739,537	—	—
Amortization of deferred compensation on stock options issued for services	—	—	—	—	—	541,982	—
Net loss	—	—	—	—	—	—	(25,752,178)

Balance at December 31, 2000	24,435	$244,350	28,136,506	$196,957	$106,622,114	$—	$(135,902,482)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2002, 2001 and 2000

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit

Balance at December 31, 2000	24,435	$244,350	28,136,506	$196,957	$106,622,114	$(135,902,482)
Conversion of convertible debt and accrued interest into Class M mezzanine preferred stock and common warrants	—	—	—	—	6,377,673	—
Common stock issued and accumulated deficit acquired as a result of WebToTel acquisition and conversion of notes payable	—	—	17,454,333	122,182	11,822,812	(1,246,835)
Stock issued – employee stock purchase plan	—	—	34,518	241	15,338	—
Repurchase of Class M mezzanine preferred stock	—	—	—	—	—	—
Repurchase of Class N preferred stock	(14,404)	(144,040)	—	—	(14,164,060)	—
Net contribution from repurchase/settlement with stockholders of Class M and N preferred stock	—	—	—	—	(5,000,000)	30,292,319
Contingent beneficial conversion feature on Class N preferred stock	—	—	—	—	9,779,846	(9,779,846)
Issuance of common shares to related party to repurchase warrants outstanding	—	—	5,000,000	35,000	(35,000)	—
Reissuance and conversion of Class M redeemable preferred stock into common stock	—	—	50,442,857	353,100	3,696,900	—
Reissuance and conversion of Class N preferred stock into common stock	—	—	11,523,159	80,662	869,338	—
Beneficial conversion feature on the reissuance of Class M and N preferred stock	—	—	—	—	5,000,000	(5,000,000)
Other conversions of Class N preferred stock into common stock	(13)	(130)	9,143	64	66	—
Warrants issued in connection with notes payable to related party	—	—	—	—	2,170,059	—
Beneficial conversion feature on certain convertible note payable to related party	—	—	—	—	1,092,143	—
Conversion of Class C preferred stock into common stock	(9,249)	(92,490)	3,415,015	23,905	68,585	—
Dividend on Class C preferred stock paid in the form of common stock	—	—	534,016	3,738	626,575	(630,313)
Net loss	—	—	—	—	—	(44,496,625)
Balance at December 31, 2001	769	$7,690	116,549,547	$815,849	$128,942,389	$(166,763,782)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2002, 2001 and 2000

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit

Balance at December 31, 2001	769	$7,690	116,549,547	$815,849	$128,942,389	$(166,763,782)

Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	111,940	—
I-Link costs paid by related party	—	—	—	—	498,396	—
Net loss	—	—	—	—	—	(24,031,905)

Balance at December 31, 2002	769	$7,690	116,549,547	$815,849	$129,552,725	$(190,795,687)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(24,031,905)	$(44,496,625)	$(25,752,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,135,291	10,166,790	6,399,318
Provision for doubtful accounts	6,441,646	4,066,690	113,168
Impairment of long-lived assets	3,608,770	8,040,054	—
Amortization of discount and debt issuance costs on notes payable and capital leases	1,463,789	1,518,443	—
Accrued interest added to loan principal	3,650,973	1,267,223
Amortization of deferred compensation on stock options issued for services	—	—	541,982
Common stock issued as payment of settlement and interest expense	—	—	740,588
Loss on disposal of assets	266,259	—	—
Extraordinary gain on extinguishment of debt	—	(1,092,818)	—
Gain on sale of subsidiary	—	(588,943)	—
Increase (decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,427,638)	(4,527,719)	873,382
Other assets	(1,164,173)	(1,126,625)	(429,260)
Accounts payable, accrued liabilities and interest payable	4,828,691	12,056,323	2,830,096
Unearned revenue	(1,643,167)	(14,565,584)	16,552,259
Net cash provided by (used in) operating activities	(4,871,464)	(29,282,791)	1,869,355

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(1,648,868)	(1,963,115)	(6,881,466)
Business acquisitions (net of cash of $286,910 and $233,787 in 2002 and 2001 respectively, acquired in the acquisitions)	(8,275,539)	(13,447,213)	—
Cash received from sale of building	691,513	—	—
Net cash used in investing activities	(9,232,894)	(15,410,328)	(6,881,466)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from financing activities:
Proceeds from issuance of notes payable to a related party	$16,823,345	$43,920,320	$2,600,000
Payment of notes payable to related party	(3,000,000)	(2,500,000)	(2,600,000)
Proceeds from revolving credit facility, net	2,089,448	6,996,604	—
Proceeds from advance under strategic marketing agreement	—	—	1,751,183
Payment of advance under strategic marketing agreement	—	—	(1,751,183)
Payment of capital lease obligations	(2,544,350)	(1,052,387)	(141,728)
I-Link costs paid by related party	498,396	—	—
Payment of long-term debt	(805,371)	(180,093)	(3,992)
Proceeds from exercise of stock options and warrants and issuances under stock purchase plan	—	15,579	4,341,659
Other	—	—	(24,204)
Net cash provided by financing activities	13,061,468	47,200,023	4,171,735

Increase (decrease) in cash and cash equivalents	(1,042,890)	2,506,904	(840,376)

Cash and cash equivalents at beginning of year	4,662,532	2,155,628	2,996,004

Cash and cash equivalents at end of year	$3,619,642	$4,662,532	$2,155,628

Supplemental schedule of non-cash investing and financing activities:
RSL acquisition costs financed through note payable to seller	$875,000	—	—
Reclassification of Series F redeemable preferred stock from mezzanine	—	—	$2,338,785
Warrants issued in connection with notes payable to related party	—	$2,170,059	—
Conversion of notes payable to a related party and associated accrued interest to Class M redeemable preferred stock	—	10,305,072	—
Reclassification of Class M redeemable preferred stock from Mezzanine	—	22,039,892	—
Conversion of notes payable to a related party and associated accrued interest to common stock	—	10,326,938	—
Building mortgage incurred	—	—	840,000
Stock options issued for services	—	—	42,605
Equipment acquired under capital lease obligations and note payable	—	9,887,835	—

Supplemental cash flow information:
Interest paid	$2,164,472	$1,269,605	$287,941

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business, Principles of Consolidation and Liquidity

The consolidated financial statements include the accounts of I-Link Incorporated and its wholly-owned subsidiaries WorldxChange, Corp. (“WorldxChange”), I-Link Communications Inc. (“ILC”) which is included in discontinued operations and the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”) which the Company purchased on December 10, 2002 (see note 6).  These entities combined are referred to as  “I-Link “or the “Company” in these financial statements.

At the next shareholders meeting, I-Link intends to change its name to Acceris Communications, Inc. (“Acceris”)

For the past six years, I-Link developed and marketed enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities.  The communications solutions are delivered through I-Link’s proprietary technologies.  Enhanced communications products and services were marketed through master agent and wholesale distributor arrangements with ILC, which is an FCC licensed long-distance carrier.  The Company developed and licensed communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.  The second principal operation began on June 4, 2001, when I-Link, through its wholly owned subsidiary WorldxChange Corp. (WorldxChange), purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consisted primarily of a dial-around product, which allows a customer to make a call from any phone by dialing a 10-10-XXX prefix, and a 1+ product (1+ is when a customer can pick up the phone and directly dial a long distance number by pushing 1-area code-phone number). Billings to these customers are primarily done through the customers’ local exchange carrier (LEC).  Marketing of the WorldxChange products is primarily done through a MLM channel.

On March 1, 2001, I-Link became a majority-owned subsidiary of Counsel Communications, LLC (subsequently reorganized and renamed Counsel Communications LLC), which is a majority-owned subsidiary of Counsel Corporation, (collectively, Counsel).  Since taking a controlling position in I-Link, Counsel has advanced approximately $62 million in cash and cash equivalents to I-Link.  Of this amount, approximately $20 million was utilized to acquire the assets of WorldxChange and RSL, while the remaining approximate $42 million has been used directly in operations, principally to bring the technology to market. To date, $3 million of these advances have been repaid and pursuant to a debt restructuring agreement Counsel has agreed to convert $29 million of its existing debt to capital.

In December 2002, I-Link through its subsidiary WorldxChange, completed the purchase of the Enterprise and Agent business of RSL. (see note 6). The acquisition included the assets used by RSL to provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market (“A&R” business), together with the existing customer base of the Enterprise and Agent business.

In order to reduce I-Link’s need for continuous infusion of capital and to refocus its efforts, I-Link began, over the past year, to resize ILC’s operations (which offered enhanced communications services) in relationship to its revenue base.  This process culminated in the sale of the business operations of ILC to Buyer’s United in December 2002 (see note 4).  Future operational results of I-Link will consist primarily of the operational results of WorldxChange and RSL, and the technology licensing business of I-Link.

The Company incurred a net loss from continuing operations of $11,523,531 for the year ended December 31, 2002, and as of December 31, 2002 had a shareholder’s deficit of $60,419,423 and negative working capital of $13,739,329.  The Company anticipates that revenues generated from its continuing operations will be sufficient during 2003 to fund ongoing operations, maintain its private telecommunications network facilities and product development.

Counsel has committed to fund, through long-term inter-company advances or equity contributions, all capital investment, working capital or other operational cash requirements of I-Link through April 15, 2004.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Revenue recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Revenue is derived from telecommunications usage, based on minutes of use.  Revenue derived from usage is recognized as services are provided, based on agreed upon usage rates.  Revenue is recorded net of estimated customer credits and billing errors, which are recorded at the same time the corresponding revenue is recognized.

In November 2002, the Company commenced a new service whereby customers pay on a usage basis to access certain internet web sites.  Revenue from this service is recorded net of estimated customer credits and billing errors.  The amount of revenue recorded from this service was $5,159,000 in the year ended December 31, 2002.  Management’s estimate of customer credits is based primarily on the historical experience of their telecommunications carriers for similar services.  This estimate is subject to significant change in the future based on the nature of the customers and the Company’s processes for limiting usage to customers with a higher risk of forgiveness.

Revenue from the sale of software licenses is recognized when a non-cancelable agreement is in force, the license fee is fixed or determinable, acceptance has occurred and collectibility is reasonably assured.  Maintenance and support revenues are recognized ratably over the term of the related agreements.  When a license of I-Link technology requires continued support or involvement of I-Link, contract revenues are spread over the period of the required support or involvement.  In the event that collectibility is in question, revenue (deferred or recognized) is recorded only to the extent of cash receipts.

During the second quarter of 2000, the Company entered into an agreement with Red Cube International AG (“Red Cube”).  The agreement with Red Cube consisted of a $7,500,000 licensing fee and $2,500,000 for consulting services.  This $10,000,000 aggregate amount was nonrefundable and was recorded as revenue ratably over a two-year period.  Accordingly, $1,666,667, $5,000,000 and $3,333,333 were recorded as technology licensing revenue in 2002, 2001 and 2000, respectively.  In July 2000, the Company received an additional nonrefundable payment of $10,000,000.  This payment was a service prepayment that was to be credited against services performed for and/or provided to Red Cube by June 30, 2001. As of June 30, 2001, there remained $9,543,000 which had not been used by Red Cube and as the Company had no further obligation under the prepayment arrangement, the $9,543,000 was recognized as revenue as of June 30, 2001.

Marketing services revenues from the network marketing channel primarily included revenues recognized from Independent Representatives (“IRs”) for promotional and presentation materials and national conference registration fees.  Revenue from the sale of promotional and presentation materials (included in Marketing services revenue) was recognized at the time the materials were shipped.  The portion of the sign-up fee, including a normal profit margin, relating to on-going administrative support was deferred and recognized over twelve months (the initial term of the IRs agreement).  Marketing services revenues are presented net of estimated refunds on returns of network marketing materials.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Examples of significant estimates include revenue recognition, the allowance for doubtful accounts, the ultimate recoverability of intangibles and other long-lived assets.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with financial institutions in Utah, California, and Pennsylvania.  These accounts may from time to time exceed federally insured limits.  The Company has not experienced any losses on such accounts.

Provision for doubtful accounts

The Company evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, and overall review of collections experience on other accounts and economic factors or events expected to affect the Company’s future collections experience.

Furniture, fixtures, equipment and software

Furniture, fixtures, equipment and software are stated at cost.  Depreciation is calculated using the straight-line method over the following estimated useful lives:

Telecommunications network equipment	3-5 years
Furniture, fixtures and office equipment	3-10 years
Software	3 years

Long-lived assets that are to be disposed of by sale are measured at the lower of book value or estimated net realizable value less costs to sell.

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

Intangible assets

Effective January 1, 2002, the Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The adoption of SFAS 141 and 142 did not impact the results of operations or financial condition of the Company.  All business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.

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

Customer contracts and relationships	60 months
Agent relationships	36 months
Agent contracts	12 months

As discussed in Note 7, the Company recorded an $8,040,054 impairment charge in 2001, representing the remaining balance of the goodwill associated with the WebToTel acquisition.

Advertising costs

Advertising production costs are expensed the first time the advertisement is run.  Media (TV and print) placement costs are expensed in the month the advertising appears.

Research and development costs

The Company expenses internal research and development costs, which primarily consist of salaries.

Computer software costs

The Company capitalizes qualified costs associated with developing computer software for internal use.  Such costs are amortized over the expected useful life, usually three years.

Concentrations of credit risk

The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in the United States.  The Company’s customers are generally concentrated in the areas of highest population in the United States, more specifically California, Florida, New York, Texas and Illinois.  The Company’s wholesale customers are primarily based in Utah.  No single customer accounted for over 10% of the revenues in 2002.  The only customer that accounted for over 10% of the revenues for the year 2001 was Red Cube, which accounted for approximately 18% of revenues.  In 2000, a single wholesale customer, Big Planet, accounted for approximately 36% of revenues (including discontinued operations revenues) and Red Cube accounted for approximately 11% of revenues (including discontinued operations revenues).

Concentration of third party service providers

WorldxChange utilizes the services of certain Local Exchange Carriers (“LECs”) to bill and collect from customers.  Approximately 93% and 94% of revenues in the year ended December 31, 2002 and the period from June 5, 2001 (inception) to December 31, 2001 were derived from customers billed to LECs.  If the LECs were to refuse to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience could be adversely affected during this transition period.

The Company depends on certain large telecommunications carriers to provide network services for significant portions of the Company’s telecommunications traffic.  If these carriers were to refuse to provide such services in the future, the Company’s ability to provide services to its customers would be adversely affected and the Company might not be able to obtain similar services from alternative carriers on a timely basis.

Income taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes.”  The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-based compensation

At December 31, 2002, the Company has five stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value method for the recognition and measurement provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation.

	Year ended Dec. 31, 2002	Year ended Dec. 31, 2001	Year ended Dec. 31, 2000

Net loss as reported	$(24,031,905)	$(44,496,625)	$(25,752,178)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of -0- tax	(1,300,371)	(2,933,069)	(7,510,031)
Pro forma net loss	$(25,332,276)	$(47,429,694)	$(33,262,209)

Earning (loss) per share
Basic and diluted – as reported	$(0.21)	$(0.30)	$(1.03)
Basic and diluted – pro forma	$(0.22)	$(0.32)	$(1.25)

Segment reporting

The Company reports its segment information based upon the internal organization that is used by management for making operating decisions and assessing performance. In late 2002, I-Link was reorganized  into three operating segments.  Acceris Communications Partners (“Acceris Partners”),  Acceris Communications Solutions (“Acceris Solutions”) and Acceris Technologies (“Acceris Technologies”).  See note 16 for a more detailed discussion of the segments.

Reclassifications

Certain balances in the December 31, 2001 and 2000 financial statements have been reclassified to conform to current year presentation.  These changes had no effect on previously reported net loss, total assets, liabilities or stockholders’ deficit.

Recent accounting pronouncements

On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  SFAS 143 is effective January 1, 2003 and is not expected to have a material impact on the Company’s results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  All provisions of SFAS 144 were adopted on January 1, 2002 and did have an impact on the Company’s results of operations and financial position (see note 4).

In April 2002, the FASB issued SFAS No. 145, “Recission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002”, which rescinds FAS Nos. 4, 44 and 64 and amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions.  SFAS 145 is effective for fiscal years beginning after May 15, 2002 and will require the modification of the Company’s prior financial statements to reclassify the 2001 gain on debt extinguishment from extraordinary to income from continuing operations.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 requires the recognition of a liability for costs associated with an exit or disposal activity when incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (“SFAS 148”).  SFAS 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company expects to continue following the provisions of APB 25 for its stock-based compensation plans.

In November 2002, the FASB issued FASB Interpretation Number, or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN 34).” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 is not expected to have a significant effect on the Company’s results of operations or financial condition.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for the Company after January 31, 2003 and is not expected to have a material impact on the Company’s results of operations or financial condition.

Note 3 – Net Loss per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period.  Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.  As the Company had a net loss from continuing operations for 2002, 2001 and 2000, basic and diluted loss per share are the same.

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

On September 6, 2001, all outstanding shares of the Company’s Class C preferred stock automatically converted into shares of common stock according to the terms of the designation of the Class C preferred stock.  Accordingly, 9,249 shares of Class C preferred stock were converted into 3,415,015 shares of common stock.  In addition to the conversion of the preferred stock, the Company was obligated to pay dividends declared but unpaid and other dividends not paid on the preferred stock through the conversion date.  Accordingly, dividends in the amount of $630,313 were satisfied through the issuance of 534,016 shares of common stock.

During 2000, holders of the Series F redeemable preferred stock converted 248 of those preferred shares.  Accordingly, they were paid stock dividends of 87,477 shares of common stock on the converted shares.

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of December 31:

	2002	2001	2000

Assumed conversion of Series C preferred stock	—	—	374,959
Assumed conversion of Series M convertible preferred stock	—	—	8,175,676
Assumed conversion of Series N preferred stock	615,200	615,200	10,260,810
Assumed conversion of convertible debt	125,440,609	22,852,506	7,539,830
Assumed exercise of warrants issued on conversion of convertible debt	—	—	5,000,000
Assumed exercise of options and warrants to purchase shares of common stock	25,169,274	28,033,464	45,354,992

	151,225,083	51,501,170	76,706,267

The above table excludes the potential dilutive effect of the Amended Debt Restructuring Agreement (see note 12).  Should that Agreement be approved by the shareholders at its annual meeting in 2003, additional shares (as of December 31, 2002) of common stock of approximately  25,056,000 would be issued (which are not included in the above table).

Note 4 – Discontinued Operations

On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of I-Link Communications Inc. (“ILC”), a wholly owned subsidiary of I-Link to Buyer’s United.  The sale includes the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use I-Link’s proprietary software platform. The sale is anticipated to close in the second quarter of 2003. The sale price consists of 300,000 shares of Series B convertible preferred stock (8% dividend) of Buyers United, subject to adjustment in certain circumstances, of which 75,000 are subject to an earn-out provision (contingent consideration) based on future events related to ILC’s single largest customer.  The earn-out takes place over a fourteen-month period beginning January 2003, on a monthly basis.  The Company will recognize the value of the earn-out shares when and if earned.

As the transaction had not closed as of December 31, 2002, the assets to be sold have been reclassified as assets held for sale.  The book value of the assets to be sold as of December 31, 2002 was $2,936,531. The fair value of the 225,000 shares (non-contingent consideration to be received) of Buyer’s United convertible preferred stock was determined to be $1,350,000 as of December 31, 2002, based on the value of the underlying common stock of Buyer’s United and adjusted for other qualitative issues such as the common stock underlying the preferred stock would be restricted by Rule 144 and the common stock is thinly traded.  As the value of the consideration to be received is less than the book value of the assets sold, I-Link recorded an impairment charge of $1,586,531 which has been included in the loss from discontinued operations for 2002.  In prior years, the results of operations related to ILC had been reported as a part of our Telecommunications segment which segment has been discontinued as of December 31, 2002.  As the contingent consideration is received, it will be recorded as a modification to the impairment loss or as a gain on the sale of ILC.

Net assets of the discontinued operations are as follows:

Furniture, fixtures equipment and software	$2,666,531
Intangible assets	270,000
Impairment charge	(1,586,531)
Net assets – discontinued operations	$1,350,000

Revenues of the discontinued operation were $7,806,000, $26,624,000 and $20,567,000 in 2002, 2001 and 2000, respectively.

Note 5 – Composition of Certain Financial Statements Captions

Furniture, fixtures, equipment and software consisted of the following at December 31:

	2002	2001
Telecommunications network equipment	$14,361,276	$27,040,503
Furniture, fixtures and office equipment	2,938,729	5,680,912
Building /leasehold improvements	218,727	1,200,000
Software and information systems	296,209	1,848,201
	17,814,941	35,769,616
Less accumulated depreciation and amortization	(6,335,830)	(14,745,920)
	$11,479,111	$21,023,696

Included in telecommunications network equipment are $9,781,469 and $10,137,861 in assets acquired under capital leases at December 31, 2002 and 2001, respectively.  Accumulated amortization on these leased assets was $3,930,306 and $1,674,967 at December 31, 2002 and 2001, respectively.

Accrued liabilities consisted of the following at December 31:

	2002	2001
Telecommunications and related costs	$6,866,396	$4,542,651
Universal Service fund fees	3,123,965	2,352,772
Other	9,421,585	5,374,808
	$19,411,946	$12,270,231

Note 6 - Acquisition of Subsidiaries

Acquisition of WebToTel

On April 17, 2001, I-Link completed its acquisition of WebToTel and its subsidiary Nexbell, for 17,454,333 shares of I-Link common stock issued to Counsel, the owner of WebToTel.  The acquisition of I-Link and WebToTel has been accounted for similar to a pooling-of-interests using Counsel’s book values of the WebToTel assets and liabilities, effective March 1, 2001, the earliest date that all three entities were under common control of Counsel.

In December 2001 and subsequent to the time the Company recorded the impairment of goodwill charge (see note 7) related to Nexbell, the Company sold Nexbell to an unrelated party.  The sale was a sale of Nexbell’s common stock and accordingly the assets and liabilities of Nexbell were assumed by the purchaser with no further financial obligation to I-Link.  At the time of the sale, the liabilities exceeded the assets of Nexbell and accordingly a gain on sale of subsidiary in the amount of $588,943 (the amount by which the liabilities of Nexbell exceeded the assets) was recorded.

Purchase of certain WorldxChange Communications, Inc. assets and liabilities

On June 4, 2001, I-Link Incorporated, through its wholly-owned subsidiary WorldxChange, purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. (Debtor) from a bankruptcy proceeding.  The purchased assets included all of the assets employed in the Debtor’s operations in the United States and consisted of the Debtor’s equipment, inventory, retail long distance business, accounts receivable, deposits, licenses, permits, authorizations, software programs and related technology.  On June 4, 2001, the Debtor transferred the purchased assets to WorldxChange in exchange for $13,000,000.

To fund the acquisition of the assets and provide working capital, Counsel agreed to provide a collateralized loan to I-Link in the aggregate amount of $15,000,000 (of which $13,000,000 was used for the purchase) as more fully described in Note 8.

The purchase price was allocated to the fair values of assets acquired and liabilities assumed as of June 4, 2001 as follows:

Accounts receivable and other current assets	$12,386,687
Furniture, fixtures, equipment and other long term assets	4,580,285
Accounts payable and accrued liabilities	(2,061,753)
Obligations under capital leases	(1,224,219)
Net cash paid	$13,681,000

Also, in connection with the acquisition, WorldxChange agreed to pay $727,000 to a supplier for services rendered prior to the acquisition to continue services with that vendor.  The Company also incurred $681,000 of transaction costs related to the purchase.

In the Company's amended filing for the quarter ended September 30, 2002, the Company has recorded corrections of errors related to purchase accounting for the acquisition of WorldxChange. The impact of the errors is primarily a reclassification of non current assets between furniture, fixtures and equipment and deposits recorded as other long term assets. The corrections did not modify the total purchase price paid (see note 18 for additional discussion).

Purchase of the Enterprise and Agent business of RSL Com U.S.A. Inc.

On December 10, 2002, I-Link through its subsidiary WorldxChange, completed the purchase of the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”). The purchase of RSL was to advance the Company’s commercial agent business, to increase network utilization and to provide an entry into the management of information technology services for enterprise clients.  WorldxChange paid a purchase price of $7,500,000 in cash and assumed a non-interest bearing note for $1,000,000 which matures on March 31, 2004, subject to certain closing balance sheet adjustments, and has agreed to pay up to an additional $2,000,000 in consideration due on March 31, 2004, which is contingent upon the achievement of  certain revenue levels by the Direct business for the year 2003.  The actual amount due will be prorated based upon 2003 direct business revenues between $25,000,000 ($0 amount payable) to $35,000,000 ($2,000,000 payable).  The cash element of the purchase price of $7,500,000 was financed by a loan from I-Link to WorldxChange that is due March 1, 2004.  I-Link’s loan to WorldxChange was financed by a convertible loan from a wholly owned subsidiary of Counsel Corporation (I-Link’s single largest stockholder) to I-Link.  The loan from Counsel Corporation’s subsidiary is convertible into common stock of I-Link at the exchange rate of $0.084 per share, which rate represents the average closing price of I-Link’s common stock for the twenty trading days preceding December 10, 2002.

Any amount of the $2,000,000 contingent payable which is paid in the future will result in a future adjustment to the purchase price.

The preliminary allocation of fair values of assets acquired and liabilities assumed as of December 10, 2002 are as follows:

Accounts receivable and other current assets	$6,527,108
Furniture, fixtures, and equipment	3,101,966
Intangible assets	2,623,507
Accounts payable and accrued liabilities	(2,815,131)
Net cash paid	$9,437,450

Components of the intangible assets are as follows:

	Amount	Amortization Period
Intangible assets subject to amortization:
Customer contracts and relationships	$1,786,000	60 months
Agent relationships	587,507	36 months
Agent contracts	250,000	12 months
	$2,623,507

Unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 as if the acquisitions had been completed as of the beginning of each period presented are shown below.  The pro forma results for 2002 include the results of operations for RSL for the period from January 1, 2002 to December 10, 2002.  The pro forma results for 2001 include the historical result of operations of WorldxChange for the twelve months ended September 30, 2001 and RSL for the year ended December 31, 2001.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the operations, and are not necessarily indicative of the results which would have occurred if the business combinations had occurred on the dates indicated, or which may result in the future.

	For the Year Ended
	December 31, 2002	December 31, 2001

Revenues	$148,496,000	$200,142,000
Net loss from continuing operations	$(15,937,000)	$(85,799,000)
Net loss	$(28,446,000)	$(84,706,000)
Loss per share from continuing operations	$(0.14)	$(0.71)
Loss per share	$(0.24)	$(0.70)

Note 7 – Intangible Assets

Amortization of intangibles from WebToTel acquisition

I-Link’s wholly owned subsidiary WebToTel acquired Nexbell on February 22, 2001 and accounted for that acquisition using the purchase method of accounting.  As part of that acquisition, WebToTel recorded $9,136,427 of goodwill which was included in our Telecommunications segment.

The Company continuously reviews the products it offers and their contribution to the Company and its overall strategy.  These reviews resulted in a determination that it was not economically justified to continue to maintain a portion of the Company’s network related to leased lines for local access origination and Nexbell’s METS product.  In the fourth quarter of 2001, the Company approved a plan to discontinue offering the METS product.  With this determination, the Company performed an impairment analysis of the goodwill recorded in connection with the acquisition of WebToTel and its subsidiary Nexbell.  The analysis was performed in response to projected losses on the METS product acquired in the WebToTel acquisition.  As a result of this review, an $8,040,054 impairment charge, representing the remaining balance of the goodwill, was recorded in September 2001.  This charge is included in the loss for discontinued operations.

Amortization of intangibles from RSL acquisition

I-Link’s wholly owned subsidiary, WorldxChange acquired the Enterprise and Agent Business of RSL on December 10, 2002 and accounted for that acquisition using the purchase method of accounting.  As part of that acquisition, the Company recorded $2,623,507 of intangible assets (see note 6), of which $1,786,000 and $837,507 are part of the Acceris Solutions and Acceris Partners segments, respectively, as of December 31, 2002.

Other intangible assets

Intangible assets consisted of the following at December 31:

	2002	2001
Intangible assets subject to amortization:
Acquired technology	$8,875,000	$8,875,000
Customer contracts and relationships	1,786,000	—
Agent relationships	587,507	—
Agent contracts	250,000	—
Accumulated amortization	(8,924,584)	(7,987,500)
Net intangible asset	2,573,923	887,500

Intangible assets not subject to amortization:
Goodwill	173,339	173,339
Other intangible assets	0	270,000
	173,339	443,339
Total intangible assets	$2,747,262	$1,330,839

Aggregate amortization expense of intangibles for the year ended December 31, 2002 and 2001 was $937,085 and $3,287,323, respectively.  Anticipated amortization expense for intangible assets for the next five years are as follows:

2003	$1,045,979
2004	472,585
2005	361,124
2006	357,200
2007	337,035

The following represents what the net loss for the years ended December 31, 2001 and 2000 would have been exclusive of amortization expense recognized in that period related to goodwill and intangible assets that are no longer being amortized.

	2001	2000
Reported net loss	$(44,496,625)	$(25,752,178)
Add back: goodwill amortization	1,456,655	360,282
Add back: amortization of other intangible assets not subject to amortization	54,000	54,000
Less adjustment to goodwill impairment	(1,096,373)	—
Adjusted net loss	$(44,082,343)	$(25,337,896)

The following represents what the net loss per share applicable to common stock for the years ended December 31, 2001 and 2000 would have been exclusive of amortization expense recognized in that period related to goodwill and intangible assets that are no longer being amortized.

	2001	2000
Net loss per share	$(0.30)	$(1.03)
Goodwill amortization	0.02	0.02
Other intangibles amortization	0.00	0.00
Adjustment to goodwill impairment	(0.01)	—
Adjusted net loss per share	$(0.29)	$(1.01)

Note 8 – Debt

Debt, the carrying value of which approximates market, consists of the following at December 31:

	2002	2001

Note payable to a service provider, interest at 7.0%, due on demand	$746,625	$746,625

Building mortgage payable to a bank, interest at 9.84%, payable in monthly installments of $10,028	—	797,329

Note payable to a network service provider, interest at 10%, payable in monthly installments of $22,500	393,861	612,454

Revolving credit facility	9,086,051	6,996,603

Note payable, Winter Harbor, interest at prime plus 9%	1,999,215	1,999,215

Note payable, RSL estate, 10% imputed interest, due March 31, 2004	880,645	—

Note payable, Counsel Corporation, interest at 9%, due June 30, 2004	13,271,247	11,527,512

Note payable, Counsel Corporation, interest at 10%, due June 6, 2002, (to be converted into common stock)	29,281,984	17,540,140

Note payable, Counsel Corporation, interest at 10%, due June 30, 2004	9,350,000	11,561,023

Note Payable, Counsel Corporation, interest at 10%, due June 30, 2004	7,436,389	—
	72,446,017	51,780,901
Less current portion	(12,073,374)	(39,106,025)
Long-term debt, less current portion	$60,372,643	$12,674,876

Maturities of long-term obligations during 2003 and 2004 are $12,073,374 and $31,090,659 respectively.  These maturities exclude the June 6, 2002 loan of $29,281,247 as it will be satisfied by the issuance of common stock (see note 12).

In December 2001, WorldxChange entered into a three-year loan and security agreement with a financial institution, which consists of an accounts receivable based revolving credit facility.  The facility allows WorldxChange to borrow up to a maximum of $20 million subject to certain restrictions and borrowing base limitations.  The maximum available borrowing base is determined as a specific percentage of eligible accounts receivable.  The balance outstanding is reduced by the application of payments received on collection of accounts receivable.  Outstanding balances under the loan bear interest at the prime rate plus 1.75% with a minimum interest rate of 6% (rate averaged 6% in 2002 and 2001 due to the floor) and are collateralized by substantially all the assets of the WorldxChange.  At December 31, 2002, $2,634,000 remains available under the revolving credit facility based on borrowing base limitations.  Additionally, the loan contains certain financial covenants related to WorldxChange for fiscal 2003 and 2004.  In conjunction with executing the credit facility, an Intercreditor Agreement was entered into between WorldxChange and Counsel whereby the promissory note between WorldxChange and Counsel due June 2004 was subordinated to the credit facility.  Further, the cumulative principal repayments of the promissory note are not to exceed $11,500,000 during the term of the facility. An intercreditor agreement prohibits repayment under the Counsel note except under the achievement of specific financial results at WorldxChange.  In 2002, such financial results were achieved and $3,000,000 was repaid to Counsel.

As of September 30, 2001, I-Link was in default on an equipment lease.  This lease was secured by a letter of credit issued by an affiliate of Winter Harbor LLC, a former majority shareholder of I-Link.  On October 11, 2001, the leasing company drew against the letter of credit in the amount of $1,999,215.  As of December 31, 2002 and 2001, I-Link has reflected the principal and interest related to this draw on the letter of credit in its consolidated financial statements.  On October 26, 2001, I-Link received a demand for payment from Winter Harbor LLC for the amount of the draw on the letter of credit and interest

(at prime plus 9%) since October 11, 2001.  The Company is evaluating Winter Harbor’s demand in light of the various agreements entered into between the Company, Counsel Communications LLC and Winter Harbor.  While the Company believes that it will not be required to pay cash to Winter Harbor of the amount claimed, there can be no assurance as to the ultimate outcome of this matter.

The Company borrowed $12,000,000 under a loan agreement with Counsel Communications during 2001(see note 12).  Interest on the note (9% per annum) is automatically added to principal at the end of each calendar quarter.  The note was due March 1, 2004, but in March 2003, the due date was extended to June 30, 2004.  The note is convertible into I-Link’s common stock at a conversion rate of $.56 per share, which conversion price was reset to  $0.39 upon issuance of  the $7,500,000 convertible loan to Counsel (discussed below ) pursuant to automatic reset provisions of the original loan agreement.  At any time the Company made a draw on the loan agreement and the market price of the Company’s common stock was higher than the conversion rate, a debt discount was recorded equal to this beneficial conversion feature.  A debt discount of $1,092,143 was recorded on the borrowings of $12,000,000.  This discount is being accreted to interest expense over the term (three years) of the loan agreement.

On June 6, 2001, I-Link and Counsel entered into a Loan and Security Agreement (Loan Agreement).  Any monies advanced to I-Link between June 6, 2001 and April 15, 2002, (in the amount not to exceed $10,000,000) will be governed by the Loan Agreement. In connection with the Loan Agreement, I-Link executed a note payable to Counsel, due June 6, 2002.  The loan is secured by all of the assets of I-Link.  Outstanding balances (including any accrued and unpaid interest of $2,888,318 as of December 31, 2002) under the loan bear interest at 10% per annum which interest is payable quarterly in arrears following the last business day of each quarter.  However, Counsel may (and has elected to do so through December 31, 2002) at its sole election allow interest to accrue and become payable at the end of the term.  This Loan Agreement was amended on June 27, 2002 under which the borrowing amount was increased to $24,306,866. The amended agreement also allowed for additional advances as needed to I-Link, which advances totaled $2,086,800 through December 31, 2002 (See more detailed discussion of the Amended Agreement in Footnote 12).  Counsel has indicated their intent to convert this note into common stock as allowed for in the Amended Agreement and as Counsel controls sufficient shares to vote as required to bring to pass the authority to effect the conversion, the amounts due under this note have been classified as debt to be converted to common stock in the long-term liability section of the balance sheet as of December 31, 2002.

On June 4, 2001, WorldxChange entered into a $15,000,000 loan and security agreement and promissory note with Counsel (as the lender) and I-Link Incorporated (as the guarantor).  The loan is collateralized by all assets of WorldxChange.  The loan is also guaranteed by I-Link and collateralized by the assets of I-Link.  Outstanding balances under the loan bear interest at 10% per annum. The proceeds of the loan were used to purchase and operate certain of the business assets purchased under the court-supervised sale in the bankruptcy proceeding of World Access, Inc.  The proceeds were also utilized to pay fees and expenses related to such asset acquisition and operation and pay certain assumed liabilities related to the transaction.  In 2002 and 2001, WorldxChange repaid $3,000,000 and $2,500,000 of the principal amount outstanding under the promissory note and as of December 31, 2002, the outstanding balance was $9,350,000, of which $6,000,000 is permitted to be repaid under certain conditions, during the three-year term of the revolving credit facility discussed above.  The promissory note matured in June 2002, however the loan has been subordinated to the revolving credit facility.  In March 2003, Counsel extended the due date of the note to June 30, 2004

In connection with the $15,000,000 loan, I-Link issued to Counsel a warrant to purchase 15,000,000 shares of common stock of I-Link at an exercise price of $0.60 per share.  The warrants expire on June 4, 2003.  The Company recorded $2,170,059 in 2001 as a discount against the $15,000,000 loan from Counsel representing the relative fair value attributed to the warrant. The value of the warrants was calculated using the Black Scholes Model and is being amortized over the original one-year term of the loan.  As of December 31, 2002, the debt discount was fully amortized.

In connection with the acquisition of RSL in December 2002, I-Link entered into a $7,500,000 note payable to Counsel Corporation which is convertible into common stock of I-Link at a conversion rate of $0.08375 per share.  The note was due March 1, 2004, but in March 2003, the due date was extended to June 30, 2004. The Company recorded $111,874 as a discount against the $7,500,000 loan representing a beneficial conversion feature as the conversion price was less than the market price of I-Link’s common stock at the date of the note. The beneficial conversion feature is being amortized to interest expense over the life of the note.  As of December 31, 2002, the unamortized discount was $104,861.

Note 9 – Commitments

Agreements classified as operating leases have terms ranging from one to six years.  The Company’s rental expense for operating leases was approximately $4,547,000, $13,547,000, and $6,946,000 for 2002, 2001 and 2000, respectively.

Future minimum rental payments required under non-cancelable capital and operating leases with initial or remaining terms in excess of one year consist of the following at December 31, 2002:

	Capital Leases	Operating Leases
Year ending December 31:
2003	$3,036,000	$2,452,000
2004	3,015,000	2,094,000
2005	1,514,000	1,718,000
2006	—	959,000
2007	—	346,000
Total minimum payments	7,565,000	$7,569,000
Less amount representing interest	(705,000)
Present value of net minimum lease payments	6,860,000
Less current portion	(2,714,000)
Long-term obligations under capital leases	$4,146,000

Subsequent to year-end, the Company was released from certain operating leases in the amounts of $324,000, $168,000 and $84,000 in 2003, 2004 and 2005, respectively, subject to the closing of the Buyer’s United transaction.

I-Link’s subsidiaries have various agreements with national carriers to lease local access spans and to purchase carrier services. The agreements include minimum usage commitments with termination penalties up to 100% of the remaining commitment.  Minimum usage commitments are as follows:

Year ending December 31
2003	$14,184,000
2004	923,000

Note 10 – Extraordinary Gain on Extinguishment of Debt

During the third quarter of 2001, Nexbell was in default on two leases and at the time of settlement, Nexbell was liable for $1,272,818.  The debt was settled during the fourth quarter of 2001 for a one-time payment of $180,000 and accordingly the Company recorded an extraordinary gain in the amount of $1,092,818.

Note 11 – Potential Acquisitions

On July 22, 2002, the Company agreed to purchase certain assets and related liabilities of Transpoint Communications, LLC (“Transpoint”) and Local Telecom Holdings, LLC (“Local Telecom”), completion of which is pending subject to regulatory approvals.  The total purchase price shall not exceed $1,850,000, $250,000 of which is fixed and the remainder of which is variable depending on revenues achieved by the acquired businesses in June 2003.  At the same time, the Company and Local Telecom entered into a management agreement, pursuant to which the Company provides certain management services to Local Telecom for a monthly fee of $15,000, and a wholesale telecommunications services agreement, pursuant to which the Company provides network services to Local Telecom.  The Company recorded revenues from Local Telecom for management and wholesale telecommunications services totaling $160,000 during the year ended December 31, 2002.  As part of the management agreement, the Company collected customer accounts on behalf of Local Telecom and paid certain costs and expenses of Local Telecom from the date of the agreement through December 31, 2002.  At December 31, 2002, the Company had a receivable from Local Telecom of $1,412,000 that represented uncollected revenues from Local Telecom plus costs and expenses paid for Local Telecom, less collections on accounts receivable of Local Telecom.  This receivable will be applied against the purchase price and, as a result, has been recorded as a long-term asset.

Note 12 - Income Taxes

The Company recognized no income tax benefit from its losses in 2002, 2001 and 2000. The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2002	2001	2000

Expected federal statutory tax benefit	$(3,918,001)	$(8,831,451)	$(5,151,951)

Increase (reduction) in taxes resulting from:
State income taxes	(379,436)	(525,441)	(425,116)
Foreign loss not subject to domestic tax	1,071	233,999	1,584,313
Non-deductible interest on certain notes	—	85,876	—
Exercise of stock options issued for services	—	—	(1,277,402)
Non-deductible goodwill	—	3,096,030	—
Change in valuation allowance attributable to continuing operations	4,288,457	7,680,023	6,142,365
Other	7,909	(1,739,036)	(872,209)
	$—	$—	$—

The change in the valuation allowance, including discontinued operations, was $8,952,136, $14,579,186 and $10,090,027 for the years ended 2002, 2001 and 2000 respectively.

At December 31, 2002, the Company had total net operating loss carryforwards for federal income tax purposes of approximately $136,000,000.  These net operating loss carryforwards expire between 2006 and 2022.  The Company’s utilization of approximately $79,000,000 of the total net operating loss carryforward against future taxable income will be subject to an annual limitation of approximately $2,246,000 per year because of the change in ownership that occurred in 2001, as required by Internal Revenue Code Section 382.  Due to the expiration of the net operating loss carryforwards, the Company may only be able to utilize approximately $45,000,000 of the total $79,000,000 net operating loss carryforward that is subject to the annual limitation under Internal Revenue Code Section 382.  The Company also has net operating losses for state income tax purposes.  Certain entities are subject to state income tax in multiple jurisdictions.  Available state tax loss carryforwards differ by jurisdiction.

The components of the deferred tax asset and liability of continuing and discontinued operations as of December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Tax net operating loss carryforwards	$50,865,638	$43,941,645
Acquired in-process research and development and intangible assets	3,434,686	3,503,450
Amortization of deferred compensation on stock options	1,933,060	1,933,060
Reserve for loss on disposal of discontinued operations	304,173	304,173
Reserve for accounts receivable and inventory valuation	1,334,531	694,895
Accrued officers wages	74,600	101,545
Accrued vacation	80,427	145,511
Accrued interest	444,327	—
Unearned revenue	—	741,030
Other	150,317	20,228
Depreciation and amortization	1,707,705	—
Valuation allowance	(60,329,464)	(51,377,328)
Total deferred tax asset	—	8,209
Deferred tax liability:
Excess tax depreciation and amortization	—	(8,209)
Total deferred tax liability		(8,209)
Net deferred tax asset	$—	$—

The valuation allowance at December 31, 2002 and 2001 has been provided to reduce the total deferred tax assets to the amount which is considered more likely than not to be realized, primarily because the Company has not generated taxable income from its business communications services.  The change in the valuation allowance is due primarily to the increase in net operating loss carryforwards.

Note 13 – Transactions with Significant Owners

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

On March 1, 2001 the Company entered into a Warrant Exchange Agreement with Winter Harbor.  Pursuant to the terms and provisions of this Agreement, Winter Harbor agreed to assign, transfer, convey and deliver to I-Link, warrants to acquire 33,540,000 (including the 5,000,000 warrants issued upon conversion of the convertible debt discussed above) shares of common stock of I-Link beneficially owned by Winter Harbor in exchange for the issuance of 5,000,000 shares of I-Link’s common stock to Winter Harbor.  The repurchase of the common warrants was accounted for similar to the repurchase of treasury stock.

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

By executing the above Loan Agreement, I-Link granted Counsel a first priority security interest in all of I-Link’s assets owned at the time of the execution of the Loan Agreement or subsequently acquired, including but not limited to I-Link’s accounts receivable, general intangibles, inventory, equipment, books and records, and negotiable instruments held by the Company (collectively, the Collateral).  The Loan Agreement also included demand registration rights for common stock issuable upon conversion of the Loan Agreement.

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

On March 7, 2001, as part of the agreements discussed above, Counsel converted all of the Class M and N convertible preferred stock it obtained from Winter Harbor for $5,000,000 into 61,966,016 shares of I-Link’s common stock.  The Class N shares were converted at $1.25 per common share and Class M at $.56 per common share, in accordance with their respective conversion rights.

On June 6, 2001, I-Link and Counsel entered into a Loan and Security Agreement (Loan Agreement).  Any monies advanced to I-Link between June 6, 2001 and April 15, 2002, (in the amount not to exceed $10,000,000) will be governed by the Loan Agreement. In connection with the Loan Agreement, I-Link executed a note payable to Counsel, due June 6, 2002.  The loan is secured by all of the assets of I-Link. As of December 31, 2001, advances under this loan agreement totaled $10,000,000. On June 27, 2002 the June 6, 2001 loan was amended to an amount of $24,306,866.  The amended agreement also allowed for additional advances as needed to I-Link, which advances totaled $2,086,800 through December 31, 2002. (see below and note 8)

On October 15, 2002, I-Link and Counsel entered into an Amended and Restated Debt Restructuring Agreement (“Amended Agreement”) amending an earlier restructuring agreement dated July 25, 2002.  The Amended Agreement includes the following terms:

1.               Principal ($24,306,866) and associated accrued interest ($2,284,351), as of October 15, 2002, under the June 6, 2001 loan agreement  (as amended on June 27, 2002) (the” June 6, 2001 Loan Agreement”) will be exchanged for common stock of I-Link at $0.18864 (representing the average closing price of I-Link’s common stock during May 2002).  This will result in the issuance of 140,962,770 shares of I-Link Common stock upon closing.

2.               Counsel currently has a written commitment to fund, through long-term inter-company advances or equity contributions, all capital investment working capital or other operational cash requirements (which amounts are currently unknown) of I-Link through April 15, 2003 (subsequent to this agreement the commitment has been extended to April 15, 2004).  In addition to this commitment, Counsel shall fund the operations of I-Link through the date of adoption of an Operating Plan, which is yet to be adopted by the I-Link Board of Directors and Counsel. Counsel has also agreed to advance to I-Link:

•                  any and all amounts paid or payable by I-Link to shareholders of I-Link that exercise their dissenters’ rights in connection with the transactions subject to this Agreement;

•                  the amount for the annual premium to renew the existing Directors and Officers insurance coverage (which is and shall be separate and distinct from insurance policies maintained by Counsel Entity or their affiliated entities) for an additional one year from the current date of its expiration in November 2002, and Counsel represents and covenants that they will do any and all things reasonably necessary to cause such insurance to be continued in effect until at least November 2003 in types and amounts that are, at a minimum, currently in force, so long as such insurance is available on commercially reasonable terms;

3.               Counsel shall reimburse I-Link for all costs, fees and expenses, in connection with the Agreement and Amended Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred, including the Special Committee’s costs to negotiate the Agreement, Amended Agreement and costs related to obtaining shareholder approval.  During 2002, Counsel reimbursed I-Link $492,323 for certain reimbursable expenses, the receipt of which has been recorded as additional paid-in capital.

4.                           The issuance of common stock by I-Link pursuant to this Agreement will result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2002 Loan Agreement.  Whereas the conversion price for the March 1, 2002 Loan Agreement had been $0.56, the new conversion price will be approximately $0.38.

5.               Counsel agrees that, if the Amended Agreement is approved by the I-Link shareholders, it shall not take any action under Section 607.1104 of the Florida Business Corporation Act prior to June 30, 2003.  Section 607.1104 allows a shareholder of 80% or more of the outstanding voting securities of a Florida corporation to cause that corporation to be merged with the shareholder or a corporation formed by that shareholder.  The net result of a “Short Form Merger” is that the minority shareholders are involuntarily removed as shareholders of the corporation and are paid an amount of money considered to be the fair market value of their shares in the corporation.  Upon the closing of the Amended Agreement, Counsel will own over 80% of I-Link’s outstanding common stock.

Funding provided by Counsel pursuant to this Amended Agreement ($2,086,800) prior to the closing of this transaction and prior to December 31, 2002, shall, together with interest subsequent to October 15, 2002 at 10% per annum on the note amount and borrowings subsequent to October 15, 2002 (which totals $1,996,033), constitute a purchase of common stock for a purchase price per share of $0.18864.  Any funding provided by Counsel in each month during the 2003 calendar year (of which there has been none through March 31, 2003) shall constitute a purchase of additional shares of common stock for a purchase price per share equal to the average closing price of a share of I-Link common stock on the twenty (20) days preceding the funding.

As a result of Counsel’s purchase of Winter Harbor’s security holdings in I-Link, Counsel became the single largest shareholder of the Company.  In addition to the above transactions, Counsel Corporation and its subsidiary Counsel LLC committed to fund, through long-term intercompany advances or equity contribution, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

To fund the acquisition of the assets purchased and liabilities assumed by WorldxChange, Counsel provided a loan to WorldxChange in the aggregate amount of $15,000,000.  The loan is subordinated to the revolving credit facility described above and is collateralized against all assets of WorldxChange.  (see note 8)

In connection with the acquisition of RSL in December 2002, I-Link entered into a $7,500,000 note payable to Counsel Corporation which is convertible into common stock of I-Link at a conversion rate of $0.08375 per share.  (see note 8)

Accounting treatment of Counsel and Winter Harbor transactions:

The repurchase of Winter Harbor’s 33,540,000 warrants for 5,000,000 common shares was recorded at market value of the common stock issued in the exchange amounting to $3,750,000. The repurchase was accounted for similar to the repurchase of treasury stock.  Accordingly, common stock and additional paid in capital was increased by $3,750,000 which was offset by a charge to additional paid in capital of $3,715,000 to reflect the warrant repurchase. The net effect of this transaction was the recording of additional par value of $35,000 for the 5,000,000 shares issued.

As the conversion price for Class M preferred stock had dropped to $1.25 per share (from its original conversion price of $2.78), an amount reflecting the increase in the beneficial conversion feature was recorded as an increase in additional paid in capital and a charge to accumulated deficit for $9,779,846.  The purchase and sale of the Class M and Class N preferred stock between Winter Harbor and Counsel, as described above, have been imputed in I-Link’s financial statements as if the transactions had been effected through I-Link as a repurchase of the preferred stock from Winter Harbor and a reissuance to Counsel.  Accordingly, the transaction was considered a repurchase of Winter Harbor’s Class M and N preferred stock in exchange for $5,000,000.  The difference between the carrying value of the Class M and N preferred stock and the $5,000,000 paid was recorded as an adjustment to retained earnings reflected in the form of a $30,292,319 contribution from settlement of these transactions between shareholders and has been reflected as such in the statement of changes in stockholders’ deficit.  In addition, the transaction considered that I-Link resold the Class M and N preferred stock to Counsel for $5,000,000 (Counsel’s payment to Winter Harbor).  However, since the conversion price on the Class M shares was below the market price on the day the transaction closed, a beneficial conversion feature was recorded as the difference between the market price of the common shares and the conversion price per share multiplied by the number of common shares into which the Class M and Class N could convert.  This amount was limited to the proceeds.

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

Note 14 – Legal Proceedings

On or about January 24, 2001 Red Cube International, AG (“Red Cube AG”) delivered to the Company a written demand for arbitration under the May 2000 Cooperation and Framework Agreement between the parties.  Red Cube AG’s demand constituted written notice of an alleged breach of the Cooperation and Framework Agreement. The Company denied these allegations, filed a counterclaim against Red Cube, AG and filed a third-party claim against Red Cube, Inc, seeking compensatory and/or punitive damages for Red Cube Inc.’s default under a subsequent agreement to provide approximately $60,000,000 in equity funding to us, engaging in a scheme to drive the Company out of business and obtain control of the Company’s proprietary technology, telecommunications network, key employees and customers.

On July 9, 2002 an evidentiary arbitration hearing was held in New York before a panel of arbitrators of the AAA and the AAA panel issued its award effective October 7, 2002.  The AAA panel dismissed all of Red Cube’s claims with prejudice and determined that Red Cube had breached the agreements between the parties.  The arbitration panel awarded I-Link $6,741,835 in damages against Red Cube International AG and Red Cube International, Inc., jointly and severally.  In addition the AAA panel ordered Red Cube to pay I-Link $18,210 as reimbursement for certain administrative fees and expenses and $64,033 as reimbursement for a portion of the arbitrators’ compensation.  As uncertainty exists at this time as to the ultimate collectibility of the awarded amount, management has not recorded any benefit relating to this reward in the financial statements.

On November 9, 2000 D/Vit, Inc (“Dvit”) filed an action against I-Link in federal court in Texas alleging that I-Link’s use of the “V-Link” trademark infringed upon Dvit’s intellectual property rights in the mark “V Linc”.  Dvit’s complaint sought damages and an injunction enjoining I-Link’s use of the mark “V-Link”.  On August 22, 2001 the court issued a preliminary injunction enjoining I-Link’s use of the “V-Link” mark.  I-Link had already elected to change the name of its product to “I-Link One Number”.  On February 14, 2002 I-Link filed a motion for summary judgment asking the court to rule as a matter of law that I-Link’s past use of the “V-Link” mark did not constitute an infringement upon Dvit’s intellectual property rights in the “V Linc” mark.  Also on February 14, 2002, Dvit filed a motion for partial summary judgment asking the court to determine as a matter of law that I-Link’s prior use of the “V-Link” mark infringed upon Dvit’s rights in the “V Linc” mark.  On May 8, 2002 the court issued a Memorandum and Order (“Order”) denying I-Link’s motion for summary judgment and granting Dvit’s partial motion for summary judgment.  The Order permanently enjoined I-Link from using the “V-Link” mark in association with the sale, marketing, description, development or service of its telecommunications products.  The court’s Order did not address possible damages. In December 2002, the Company settled for $180,000 of which $120,000 was previously reserved.

On March 10, 2000, the Company and JNC Opportunity Fund, Ltd. (JNC) entered into a settlement and release agreement relating to certain litigation concerning shares of Series F Preferred stock held by JNC.  The shares of Series F Preferred stock held by JNC were convertible into 1,104,972 shares of common stock under the original agreement with JNC.  On March 10, 2000, the Company issued 531,968 shares of common stock to JNC pursuant to the settlement agreement in cancellation of the Series F shares held by JNC.  The balance of the shares required to be issued pursuant to the settlement agreement required approval at a special meeting of the shareholders held on May 23, 2000, at which time approval of the shareholders was received.  Due to the delay in issuance of the shares required to be issued pursuant to the settlement agreement until shareholder approval was received and the related common shares were registered, the Company issued 20,458 “Additional Shares” of common stock in accordance with the agreement.

In 2000, I-Link issued 87,477 shares representing dividends associated with the Series F stock and has been recorded in the Company’s financial statements as dividends paid, and 129,519 shares have been recorded as settlement expense.  The Company recorded interest expense of $111,021 representing the market value of the common stock issued.  The amount of settlement and interest expense was determined by reference to the market value of the Company’s common stock on the date of issuance multiplied by the common shares issued.  Accordingly, the total settlement and interest expense was $639,565 and $111,021, respectively.

The Company is involved in litigation relating to other claims arising out of its operations in the normal course of business. The litigation and arbitration referred to above is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Note 15 - Stockholders’ Equity

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

During 2001 and 2000, holders of the Series N preferred stock converted 14,417 (including the shares issued to Winter Harbor – see Note 11) and 1,129 of those shares into 11,532,343 and 467,169 shares of common stock, respectively, at conversion prices ranging between $2.78 and $1.25.  As of December 31, 2002 and 2001, there were 769 shares of Series N preferred stock outstanding.

At December 31, 2002, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Series C preferred stock

The Company’s Articles of Incorporation provide for up to 240,000 shares of preferred stock as Series C Convertible Cumulative preferred stock (the Series C preferred stock).  The Series C preferred stock has a par value of $10 per share and holders are entitled to receive cumulative preferential dividends equal to 8% per annum of the liquidation preference per share of $60.  Unless previously redeemed, the Series C preferred stock was initially convertible into 24 shares of the Company’s common stock (Conversion Shares) at the option of the holder (subject to certain anti-dilution adjustments).  The Series C stock exchange price did allow for downward resets based upon certain conditions subject to a floor of $1.25. On September 6, 2001, all outstanding shares of the Company’s Class C preferred stock automatically converted into shares of common stock according to the terms of the designation of the Class C preferred stock.  Accordingly, 9,249 shares of Class C preferred stock were converted into 3,415,015 shares of common stock.  In addition to the conversion of the preferred stock, the Company was obligated to pay dividends declared but unpaid and other dividends not paid on the preferred stock through the conversion date.  Accordingly, dividends in the amount of $630,313 were satisfied through the issuance of 534,016 shares of common stock.

During 2000, 24,428 of Series C preferred stock were converted into common shares.  At December 31, 2002, there were no Series C preferred shares outstanding.

Series M preferred stock

On October 10, 1997, the Company closed an agreement with Winter Harbor pursuant to which Winter Harbor invested $12,100,000 in a new series of the Company’s convertible preferred stock (the Series M convertible preferred stock).  The Series M convertible preferred stock was entitled to receive cumulative dividends in the amount of 10% per annum before any other Series of preferred (other than Series F) or common stock receives any dividends.  Thereafter, the Series M convertible preferred stock was to participate with the common stock in the issuance of any dividends on a per share basis.  The Series M convertible preferred stock had the right to veto the payment of dividends on any other class of stock.

On March 1, 2001, Winter Harbor elected to convert a note payable from I-Link for $7,768,000 plus accrued interest of $2,537,072 into 4,122 shares of Class M convertible redeemable preferred stock of I-Link and 5,000,000 common stock warrants under the original terms of the loan agreement.  Upon conversion of the note and accrued interest, current liabilities in the amount of $10,305,072 were satisfied without use of cash.  During 2001, all 8,522 shares of Series M preferred stock outstanding were converted into 41,849,107 shares of common stock (at an equivalent common share price of $0.56 in accordance with its conversion features).  In addition, the Company was obligated to pay a dividend in the amount of $4,812,214 on the Series M preferred stock being converted, which dividend was paid by issuance of 8,593,239 shares of common stock.  At December 31, 2002, there were no Series M preferred shares outstanding.

Series F preferred stock

On July 9, 1998 the Company obtained a $10,000,000 equity investment, net of $530,000 in closing costs, from JNC Opportunity Fund Ltd. (JNC).  Under the original terms of the equity investment, JNC purchased 1,000 shares of the Company’s newly created 5% Series E convertible preferred stock, which were convertible into the Company’s common stock.  In addition, JNC obtained a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $5.873 (equal to 120% of the market price of the Company’s publicly traded common shares as of the date of closing).

On July 28, 1998, the terms of the JNC equity investment were amended to provide a floor to the conversion price, and to effect the amendment the Company created a 5% Series F convertible preferred stock for which the Series E preferred shares originally issued to JNC were exchanged one for one.  Pursuant to the amendment, the Series F preferred shares were originally convertible into common shares at a conversion price of the lesser of $4.00 per common share or 87% of the moving average market price of the Company’s common shares at the time of conversion, subject to a $1.25 floor.  JNC also received an additional warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.00 per common share.  In addition, the Company issued warrants to purchase 75,000 shares of the Company’s common stock at a price of $4.89 per share to two individuals as a brokerage fee in connection with the JNC equity investment.

During 2000, JNC converted 248 shares of Series F redeemable preferred stock into 1,104,972 shares of common stock.  In addition, during 2000, JNC was paid a stock dividend of 87,477 shares of common stock on the converted shares.  As of December 31, 2002 all of the Series F redeemable preferred stock had been converted.

Note 16 - Stock-based Compensation Plans

At December 31, 2002, the Company has several stock-based compensation plans, which are described below.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans.  Accordingly, no compensation cost has been recognized for its fixed option plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 150%, 120% and 102% in 2002, 2001 and 2000, respectively, risk free rates ranging from 2.02% to 4.40%, 3.17% to 6.62% and 4.67% to 6.83% in 2002, 2001 and 2000, respectively, expected lives of 3 years for each year, and dividend yield of zero for each year.

	2002		2001		2000
	Options and Warrants	Weighted Average Exercise Price	Options and Warrants	Weighted Average Exercise Price	Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	28,033,464	$2.27	45,354,992	$2.57	41,945,091	$2.67
Granted	95,000	0.07	20,509,559	0.76	5,508,339	4.13
Exercised	—	—	—	—	(1,612,231)	3.10
Expired	(2,605,410)	6.34	(1,643,177)	3.43	(180,144)	3.56
Forfeited	(353,780)	4.27	(36,187,910)	1.42	(306,063)	3.40
Outstanding at end of year	25,169,274	$1.82	28,033,464	$2.27	45,354,992	$2.57

Options and warrants exercisable at year end	25,136,567		27,090,203		38,662,539
Weighted-average fair value of options and warrants granted during the year		$0.03		$0.57		$2.25

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2002.

Exercise price	Options and Warrants Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.07 to $1.00	15,335,660	0.60	$0.60	15,310,660	$0.60
$1.13 to $3.00	2,813,278	6.32	2.61	2,811,613	2.61
$3.14 to $5.87	6,402,718	4.25	3.93	6,402,718	3.93
$6.25 to $13.88	617,618	7.09	6.55	611,576	6.55
	25,169,274	2.32	$1.82	25,136,567	$1.82

2001 Stock option and appreciation rights plan

In September 2001, the shareholders of the Company approved the 2001 Stock Option and Appreciation Rights Plan which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (SARs) up to an aggregate of 14,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or its committee; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted.  There were no options granted under this plan in 2002 or 2001.

1997 Recruitment stock option plan

In October 2000, the shareholders of the Company approved an amendment of the 1997 Recruitment Stock Option Plan which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (SARs) up to an aggregate of 7,400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors; however, in all instances the exercise price is never less than the fair market value of the Company’s common stock on the date the option is granted.

As of December 31, 2002, there were options to purchase 2,118,024 shares of the Company’s common stock outstanding.  The outstanding options vest over three years at exercise prices of $0.07 to $13.88 per share.  Options issued under the plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company.  The Company has not awarded any SARs under the plan.  During 2002, 2001 and 2000, options to purchase

859,356, 2,600,430, and 439,542 shares of common stock, respectively, were forfeited or expired.  There were no exercises during 2002.

Director stock option plan

The Company’s Director Stock Option Plan authorizes the grant of stock options to directors of the Company.  Options granted under the Plan are non-qualified stock options exercisable at a price equal to the fair market value per share of common stock on the date of any such grant.  Options granted under the Plan are exercisable not less than six months or more than ten years after the date of grant.

As of December 31, 2002, options for the purchase of 4,668 shares of common stock at prices ranging from $0.875 to $3.875 per share were outstanding, all of which are exercisable.  In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the plan; however, outstanding options granted under the plan will continue to be governed by the terms thereof until exercise or expiration of such options.  In 2002, no options were exercised and 2,334 expired.

1995 Director stock option and appreciation rights plan

The 1995 Director Stock Option and Appreciation Rights Plan (the 1995 Director Plan) provides for the issuance of incentive options, non-qualified options and SARs to directors of the Company up to 250,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).

The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis to each member of the Board of Directors then serving to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date.  Each option is immediately exercisable for a period of ten years from the date of grant.  The Company has 190,000 shares of common stock reserved for issuance under the 1995 Director Plan.  As of December 31, 2002, options to purchase 170,000 shares of common stock at prices ranging from $1.00 to $1.25 per share are outstanding and exercisable.  No options were granted or exercised under this plan in 2002, 2001 or 2000.

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion.  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee.  The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both.  The Company has 400,000 shares of common stock reserved for issuance under the 1995 Employee Plan.  As of December 31, 2002, options to purchase 135,250 shares of common stock with an exercise price of $3.90 are outstanding under the 1995 Employee Plan.  During 2002, 2001and 2000, options to purchase 10,000, 37,500 and 3,333, respectively, of common stock were forfeited or expired.  No options were exercised in 2002.

Other warrants and options

In 1996, the Company approved the issuance of 1,750,000 options to executives of the Company, as part of their employment agreements, and 64,000 options to a consultant.  The options expire in 2006 and have an option price of $3.90.  In 2000, 250,000 options were exercised.  As of December 31, 2002, there remained 1,564,000 options outstanding.

On July 1, 1996, the Company approved the issuance of options to purchase 2,000,000 shares of common stock to two officers as part of their employment agreements.  Each option had an exercise price of $7.00 per share.  The options expired in 2002.

During 1997, the Company issued options to purchase 1,210,000 shares of common stock (210,000 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $4.875 to $8.438 (repriced to $3.90 on December 13, 1998), which was based on the closing price of the stock at the grant date.  The fair value of the options issued was recorded as deferred compensation of $4,757,134 to be amortized over the expected period the services were to be provided.  As a result of the repricing, the Company recorded additional deferred compensation expense totaling $262,200 (of which $21,103 was expensed in 2000), representing the incremental fair value of the repriced options over the original options.  During 2000, $279,150 of the deferred compensation was amortized to expense.  All deferred compensation expense related to these options was recognized as of December 31, 2000. During 2001 and 2000, options to purchase 0 and 91,000, respectively, shares of common stock expired.  During 2000, 169,000 options were exercised.  The remaining options must be exercised within ten years of the grant date. As of December 31, 2002 there remained 890,000 options outstanding.

During 1997, the Company issued non-qualified options to purchase 2,295,000 shares of common stock to certain executive employees.  The options must be exercised within ten years of the grant date and have an exercise price of $3.90.  There were no options forfeited in 2002, 2001 or 2000.  There were 78,000 options exercised in 2000.  No options expired or were exercised during 2002. As of December 31, 2002 there remained 2,118,219 options outstanding.

During 1998, the Company issued non-qualified options to purchase 935,000 shares of common stock to certain executive employees at exercise prices ranging from $2.563 to $3.125, which price was based on the closing price of the stock at the grant date.  The options must be exercised within ten years of the grant date.  During 2002, 2001 and 2000, options to purchase 0, 0, and 43,332 shares of common stock, respectively, were forfeited.  No options were exercised during 2002. As of December 31, 2002 there remained 809,446 options outstanding.

In 1998 the Company issued warrants in connection with a financing arrangement.  As of December 31, 2002, there were 408,000 warrants outstanding with exercise prices from $4.89 to $5.87.  The warrants expire in June 2003.

During 1999, the Company issued non-qualified options to purchase 655,000 shares of common stock to certain executive employees at exercise prices ranging from $2.50 to $3.563, which price was based on the closing price of the stock at the grant date.  The options must be exercised within ten years of the grant date.  No options were exercised during 2002.  During 2001, 50,000 of these options were forfeited.  During 2000, options to purchase 230,000 shares of common stock were exercised.  As of December 31, 2002, there remained 375,000 options outstanding.

During 1999, the Company issued non-qualified options to purchase 200,000 shares of common stock to a consultant at an exercise price of $3.00, which was based on the closing price of the stock at the grant date.  The fair value of the options issued was recorded as deferred compensation of $300,000 to be amortized over the expected period the services were to be provided.  During 2000 and 1999 deferred compensation of $137,500 and $162,500, respectively, was amortized to expense. As of December 31, 2002 there remained 200,000 options outstanding.

During 2000, the Company issued non-qualified options to purchase 2,585,000 shares of common stock to certain executive employees at exercise prices ranging from $2.75 to $6.375, which price was based on the closing price of the stock at the grant date.  The options must be exercised within ten years of the grant date.  During 2001, 1,208,335 of these options were forfeited. As of December 31, 2002, there remained 1,376,665 options outstanding.

In June 2001, the Company issued to Counsel Communications (the Company’s largest shareholder) 15,000,000 warrants to purchase common stock at $0.60 per share.  The grant of the warrants was associated with the acquisition of WorldxChange.  These warrants were outstanding as of December 31, 2002.

During 2000 the Company obtained approval from its shareholders to establish the 2000 Employee Stock Purchase Plan.  This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages.  The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company’s stock on the first or last day of each quarter.  This plan was approved by the Board of Directors, subject to shareholder approval, and was effective beginning the third quarter of 2000.  The Company issued 34,518 and 23,494 shares to employees based upon payroll withholdings during 2001 and 2000, respectively.  There were no issuances in 2002.

Note 17 – Segment of Business Reporting

The Company’s reportable segments are as follows:

•                  Acceris Solutions – is comprised of the enterprise business of RSL which was acquired in December 2002.  This segment offers voice and data solutions to enterprise customers through an in-house sales force.

•                  Acceris Partners – includes operations of WorldxChange (began operations in June 2001 and was formerly reported as the dial-around segment) and the agent and residential business of RSL which was acquired in December 2002.  This segment offers a dial around telecommunications product and a 1+ product through two channels, namely, multi-level marketing (MLM) and commercial agents.

•                  Acceris Technologies – is the former technology licensing and development segment, which segment offers a fully developed network convergence solution for voice and data.  The Company licenses certain developed technology to third party users.

•                  Marketing services – includes training and promotional materials to IRs in the network marketing sales channel and WebCentre set-up and monthly recurring fees.  Additionally, revenues were generated from registration fees paid by IRs to attend regional and national sales conferences.  This segment and revenue source was terminated in February 2000.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.; foreign operations are not significant.  The table below presents information about net loss and segment assets used by the Company as of and for the three years ended December 31, 2002.

	For the Year Ending December 31, 2002
	Acceris Solutions	Acceris Partners	Acceris Technologies	Total Reportable Segments

Revenues from external customers	$1,547,000	$88,864,000	$2,837,000	$93,248,000
Interest and other income	1,000	356,000	—	357,000
Interest expense	19,000	3,279,000	—	3,298,000
Depreciation and amortization expense	158,000	4,056,000	11,000	4,225,000
Segment income (loss)	(629,000)	(3,210,000)	976,000	(2,863,000)

Other significant non-cash items:
Provision for doubtful accounts	33,000	6,298,000	—	6,331,000

Expenditures for long-lived assets	3,102,000	3,747,000	—	6,849,000

Segment assets	9,573,000	32,704,000	173,000	42,450,000

	For the Year Ending December 31, 2001
	Acceris Partners	Acceris Technologies	Total Reportable Segments

Revenues from external customers	$50,289,000	$5,697,000	$55,986,000
Interest revenue	—	—	—
Interest expense	2,499,000	—	2,499,000
Depreciation and amortization expense	2,286,000	126,000	2,412,000
Segment income (loss)	(13,927,000)	1,611,000	(12,316,000)

Other significant non-cash items:
Provision for doubtful accounts	2,861,000	—	2,861,000

Expenditures for long-lived assets	14,797,000	8,000	14,805,000
Segment assets	32,206,000	137,000	32,343,000

	For the Year Ending December 31, 2000
	Marketing Services	Acceris Technologies	Total Reportable Segments

Revenues from external customers	$464,000	$9,373,000	$9,837,000
Interest revenue	—	—	—
Interest expense	—	—	—
Depreciation and amortization expense	15,000	98,000	113,000
Segment loss	(204,000)	3,218,000	3,014,000

Other significant non-cash items:
Provision for doubtful accounts	—	—	—

Expenditures for long-lived assets	—	8,000	8,000

Segment assets	—	201,000	201,000

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	2002	2001	2000

Total interest and other income for reportable segments	$357,000	$—	$—
Unallocated interest revenue from corporate accounts	38,000	81,000	487,000
	$395,000	$81,000	$487,000

Total interest expense for reportable segments	$3,298,000	$2,499,000	$—
Unallocated amortization of discount on notes payable	—	—	—
Unallocated interest expense from related party debt	4,211,000	1,556,000	1,054,000
Other unallocated interest expense from corporate debt	385,000	638,000	433,000
	$7,894,000	$4,693,000	$1,487,000

	2002	2001	2000
Total depreciation and amortization for reportable segments	$4,225,000	$2,412,000	$113,000
Unallocated amortization expense from intangible assets	—	2,608,000	2,612,000
Other unallocated depreciation from corporate assets	45,000	1,389,000	1,266,000
	$4,270,000	$6,409,000	$3,991,000

Total segment loss	$(2,863,000)	$(12,316,000)	$3,014,000
Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(560,000)	(253,000)	—
Litigation settlement expense	—	—	(640,000)
Gain on sale of subsidiary	—	589,000	—
Amortization of deferred compensation on stock options issued for services	—	—	(542,000)
Amortization of intangible assets	—	(2,608,000)	(2,612,000)
Other corporate expenses	(8,101,000)	(11,387,000)	(14,373,000)
	$(11,254,000)	$(25,975,000)	$(15,153,000)

Total amortization of deferred compensation for reportable segments	—	—	—
Unallocated amortization of deferred compensation	—	—	$542,000
	—	—	$542,000

Expenditures for segment long-lived assets	$6,849,000	$14,805,000	$8,000
Other unallocated expenditures for corporate assets	309,000	1,274,000	5,621,000
	$7,158,000	$16,079,000	$5,629,000

Segment assets	$42,450,000	$32,343,000	$201,000
Intangible assets not allocated to segments	—	1,331,000	3,939,000
Other assets not allocated to segments*	3,823,000	13,106,000	17,517,000
	$46,273,000	$46,780,000	$21,657,000

* Other assets not allocated to segments includes assets associated with segments reported in previous periods which are no longer classified as reportable segments.

Note 18 – Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001. The amounts for all quarters of 2001 and the first three quarters of 2002 have been restated to reclassify amounts as discontinued operations related to the sale of ILC in December 2002 (see note 4) which had previously been reported in continuing operations.

(in thousands of dollars, except per share amounts)		March 31	June 30	September 30	December 31
Net sales:	2002	$24,392	$21,872	$20,156	$26,828
	2001	1,437	7,352	22,907	24,289

Operating loss:(1)	2002	$(340)	$(246)	$(851)	$(2,587)
	2001	(3,515)	(2,931)	(5,457)	(10,050)

Net loss from continuing operations before discontinued operations and extraordinary item:	2002	$(2,504)	$(2,297)	$(2,476)	$(4,247)
	2001	(3,813)	(3,554)	(7,228)	(11,380)

Loss from discontinued operations(2)	2002	$(3,099)	$(4,581)	$(1,463)	$(3,366)
	2001	(2,856)	714	(13,275)	(4,198)

Net loss:	2002	$(5,603)	$(6,878)	$(3,939)	$(7,612)
	2001	(6,669)	(2,839)	(20,503)	(14,486)

Basic and diluted income (loss) before discontinued operations and extraordinary item per common share:	2002	$(0.02)	$(0.02)	$(0.02)	$(0.04)
	2001	0.22	(0.03)	(0.06)	(0.11)

Basic and diluted income (loss) per common share:	2002	$(0.05)	$(0.06)	$(0.03)	$(0.07)
	2001	0.16	(0.03)	(0.18)	(0.15)

(1)          In the fourth quarter of 2001, the Company recorded an extraordinary gain on extinguishment of debt of $1,092,818.

(2)          In the third quarter of 2001, the Company recorded an impairment of goodwill of $8,040,054, which has been included in discontinued operations in the above presentation.

The summary financial information above for the quarter ended September 30, 2002 reflects the impact of correction of errors as reflected in the Company's amended Form 10-Q for the period ended September 30, 2002. The amendment was necessary to correct errors primarily related to (i) the reversal of certain liabilities and (ii) eliminate the Company's recognition of other income from the establishment of long term deposit assets and the recognition of an impairment loss on certain long-lived assets, both related to the June 2001 purchase of certain assets of WorldxChange Communications, Inc which were reflected in the Form 10-Q as originally filed for the period ended September 30, 2002 (see note 6).  The restatement increased the net loss for the three and nine months ended September 30, 2002 by $576,944.

I-LINK INCORPORATED AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period		Charged to Costs and Expenses		Deductions (a)		Other		Balance at End of Period

Allowance for doubtful accounts:
December 31, 2000	1,789,000		113,168		1,801,503				100,665
December 31, 2001	100,665		4,066,690		2,304,367				1,862,988
December 31, 2002	2,880,995	(c)	6,331,205	(b)	5,073,177	(b)	456,815	(d)	4,595,838

(a)          Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

(b)         Amounts include charges and deductions related to continuing operations only.

(c)          The balance at the beginning of 2002 includes the prior year ending balance ($1,862,988) plus the beginning allowance acquired in the acquisition of RSL in December 2002 ($1,018,007).

(d)         Other includes the net change (decrease of $1,065,287) in discontinued operations during the year which are not included in charged to costs and expenses and deductions.  Other also includes an allowance of $1,522,104 for billings to customers for which the company has recorded an allowance as the revenue cannot yet be recognized.

S-1