Form 10-Q
period 2003-03-31
I LINK INC
filed 2003-05-20
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-17973

I-LINK INCORPORATED

(Exact name of registrant as specified in its charter)

FLORIDA	59-2291344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9775 Business Park Avenue, San Diego, California 92131
(Address of principal executive offices)

(858) 547-5700
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒      No    ☐

As of May 15, 2003, the registrant had outstanding 116,669,547 shares of $0.007 par value common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,957,868	$3,619,642
Accounts receivable, less allowance for doubtful accounts of $10,326,158 and $4,595,838 at March 31, 2003 and December 31, 2002, respectively	24,652,459	21,750,826
Other current assets	2,161,229	3,063,986
Total current assets	30,771,556	28,434,454

Furniture, fixtures, equipment and software, net	10,357,790	11,479,111

Other assets:
Intangible assets, net	2,523,906	2,747,262
Other assets	3,188,084	2,261,887
Net assets of discontinued operations	1,550,000	1,350,000
Total assets	$48,391,336	$46,272,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,395,058	$7,016,628
Accrued liabilities	22,572,614	19,411,946
Unearned revenue	1,179,093	958,185
Revolving credit facility and other current debt	14,778,611	12,073,374
Current portion of capital leases obligations	2,751,642	2,713,650
Total current liabilities	46,677,018	42,173,783

Notes payable	1,058,024	1,033,024
Notes payable to a related party	30,495,958	30,057,635
Capital leases obligations	3,488,459	4,145,711
Notes payable to a related party, to be converted into common stock	30,014,033	29,281,984
Total liabilities	111,733,492	106,692,137

Contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 619 at March 31, 2003 and 769 at December 31, 2002, liquidation preference of $612,810 (unaudited) at March 31, 2003	6,190	7,690
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,669,547 at March 31, 2003 and 116,549,547 at December 31, 2002	816,689	815,849
Additional paid-in capital	129,553,385	129,552,725
Accumulated deficit	(193,718,420)	(190,795,687)
Total stockholders’ deficit	(63,342,156)	(60,419,423)

Total liabilities and stockholders’ deficit	$48,391,336	$46,272,714

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31, 2003 and 2002

(unaudited)

	2003	2002
Revenues:
Telecommunication services	$41,994,048	$22,811,324
Technology licensing and development	—	1,580,712
Total revenues	41,994,048	24,392,036

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation shown below)	25,748,481	13,272,584
Selling, general and administrative	12,902,933	8,699,844
Provision for doubtful accounts	2,151,149	1,356,371
Research and development	—	382,492
Depreciation and amortization	1,826,143	1,021,242
Total operating costs and expenses	42,628,706	24,732,533

Operating loss	(634,658)	(340,497)

Other income (expense):
Interest expense	(2,013,472)	(2,172,554)
Interest and other income	2,262	9,201
Total other income (expense)	(2,011,210)	(2,163,353)

Loss from continuing operations	(2,645,868)	(2,503,850)
Loss from discontinued operations	(276,865)	(3,098,977)

Net loss	$(2,922,733)	$(5,602,827)

Basic and diluted weighted average shares outstanding	116,669,547	116,549,547

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)
Loss from discontinued operations	(0.00)	(0.03)
Net loss per common share	$(0.03)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31, 2003 and 2002

(unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(2,922,733)	$(5,602,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,826,143	2,297,760
Provision for doubtful accounts	2,154,149	1,492,852
Amortization of discount and debt issuance costs on notes payable	189,828	677,651
Accrued interest added to loan principal	1,047,244	778,089
Decrease in allowance for impairment of net assets of discontinued operations	(140,736)	—
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	(4,927,781)	(877,703)
Other assets	(212,466)	1,147,710
Unearned revenue	220,908	(1,180,723)
Accounts payable and accrued liabilities	1,497,847	(2,022,986)
Net cash used in operating activities	(1,267,597)	(3,290,177)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(640,339)	(481,399)
Cash received from sale of assets	160,184	—
Net cash used in investing activities	(480,155)	(481,399)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	2,705,237	470,518
Proceeds from notes payable to related party	—	3,816,603
Payment of long-term debt	—	(10,336)
Payment of capital lease obligations	(619,259)	(632,283)
Net cash provided by financing activities	2,085,978	3,644,502

Increase (decrease) in cash and cash equivalents	338,226	(127,074)

Cash and cash equivalents at beginning of period	3,619,642	4,662,532

Cash and cash equivalents at end of period	$3,957,868	$4,535,458

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORORATED AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of I-Link Incorporated and its wholly-owned subsidiaries WorldxChange, Corp. (“WorldxChange”), I-Link Communications Inc. (“ILC”) which is included in discontinued operations and the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”) which the Company purchased on December 10, 2002 (see note 3).  These entities combined are referred to as  “I-Link “or the “Company” in these financial statements.

At the next shareholders meeting, I-Link intends to change its name to Acceris Communications, Inc. (“Acceris”)

For the past six years, I-Link developed and marketed enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities.  The communications solutions are delivered through I-Link’s proprietary technologies.  Enhanced communications products and services were marketed through master agent and wholesale distributor arrangements with ILC, which is an FCC licensed long-distance carrier.  The Company developed and licensed communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.  The second principal operation began on June 4, 2001, when I-Link, through its wholly owned subsidiary WorldxChange Corp. (WorldxChange), purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consisted primarily of a dial-around product, which allows a customer to make a call from any phone by dialing a 10-10-XXX prefix, and a 1+ product (1+ is when a customer can pick up the phone and directly dial a long distance number by pushing 1-area code-phone number). Billings to these customers are primarily done through the customers’ local exchange carrier (LEC).  Marketing of the WorldxChange products is primarily done through a multi level marketing (“MLM”) channel.

In December 2002, I-Link through its subsidiary WorldxChange, completed the purchase of the Enterprise and Agent business of RSL. (see note 3). The acquisition included the assets used by RSL to provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market (“A&R” business), together with the existing customer base of the Enterprise and Agent business.

In order to reduce I-Link’s need for continuous infusions of capital and to refocus its ongoing operations, I-Link began, over the past year, to resize ILC’s operations (which offered enhanced communications services) in relationship to its revenue base.  This process culminated in the sale of the business operations of ILC to Buyers United (see note 6) which closed on May 1, 2003.  Future operational results of I-Link will consist primarily of the operational results of WorldxChange and RSL, and the technology licensing business of I-Link.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 2003 and 2002, (b) the financial position at March 31, 2003, and (c) cash flows for the three-month periods ended March 31, 2003 and 2002.  The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of those to be expected for the entire year.

Counsel Corporation and its subsidiary Counsel Communications LLC  (our single largest shareholder) (collectively “Counsel”) have committed to fund, through long-term inter-company advances or equity contributions, all capital investment, working capital or other operational cash requirements of I-Link (and its subsidiaries) in order for I-Link to continue as a going concern through April 15, 2004.  Should Counsel not be able to fund its commitment or not commit to fund I-Link beyond April 15, 2004, I-Link’s ability to continue as a going concern could be significantly at risk.  There can be no assurance that Counsel will continue to provide funding after April 15, 2004.

Should funds advanced from Counsel under their commitment be insufficient for whatever reason, additional funds would be necessary from public or private financing markets to successfully integrate and finance the continued operations of I-Link.  The availability of these capital sources will depend on prevailing market conditions, interest rates, and our financial position and results of operations. There can be no assurance that such financing will be available (or if available that it will be on terms and conditions favorable to I-Link), that we will receive any additional proceeds from the exercise of outstanding options and warrants or that we will not be required to arrange for additional debt, equity or other financing. The operations of WorldxChange have to date, in conjunction with borrowings and funds available under its revolving credit facility, generated sufficient cash to support its operations.

Note 2 – Summary of Significant Accounting Policies

Net loss per share

Basic earnings per share is computed based on the weighted average number of I-Link common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.  As the Company had either a net loss or no dilutive potential common shares outstanding for the three-month periods ended March 31, 2003 and 2002, basic and diluted income (loss) per share are the same.

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of March 31, 2003:

Assumed conversion of Series N preferred stock	495,000
Assumed conversion of convertible debt	128,475,000
Assumed exercise of options and warrants to purchase shares of common stock	24,141,000
153,111,000

The above table excludes the potential dilutive effect of the Amended Debt Restructuring Agreement.  Should that Agreement be approved by the I-link shareholders at its annual meeting in 2003, approximately 25,500,000 additional shares of common stock  (as of March 31, 2003) would be issued (which are not included in the above table).   During the quarter ended March 31, 2003, approximately 1,028,000 options expired.

Concentrations of credit risk and third party providers

WorldxChange utilizes the services of certain Local Exchange Carriers (“LECs”) to bill and collect from customers for substantially all of its revenues.  If the LECs were to refuse to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience could be adversely affected during this transition period.  If the LECs were unable to remit payments received from their customers relating to I-Link billings, the Company’s operations and cash position could be adversely affected.

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

Stock-based compensation

At March 31, 2003, the Company has five stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value method for the recognition and measurement provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation.

	Three-months ended March 31, 2003	Three-months ended March 31, 2002

Net loss as reported	$(2,922,733)	$(5,602,827)
Deduct:
Total compensation cost determined under the fair value based method for all awards, net of –0- tax	(17,986)	(481,677)
Pro forma net loss	$(2,940,719)	$(6,084,504)

Earning (loss) per share
Basic and diluted – as reported	$(0.03)	$(0.05)
Basic and diluted – pro forma	$(0.03)	$(0.05)

Reclassifications

Certain balances in the March 31, 2002 financial statements have been reclassified to conform to current year presentation.  These changes had no effect on previously reported net loss, total assets, liabilities or stockholders’ deficit.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements With Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales agreements that include delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this statement is not expected to have a material impact on the Company’s results of operations, cash flows and financial condition.

Note 3 – Purchase of the Enterprise and Agent Business of RSL Com U.S.A. Inc.

On December 10, 2002, I-Link through its subsidiary WorldxChange, completed the purchase of the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”). The purchase of RSL was to advance the Company’s commercial agent business, to increase network utilization and to provide an entry into the management of information technology services for enterprise clients.  WorldxChange paid a purchase price of $7,500,000 in cash and assumed a non-interest bearing note for $1,000,000 which matures on March 31, 2004, subject to certain closing balance sheet adjustments, and has agreed to pay up to an additional $2,000,000 in consideration due on March 31, 2004, which is contingent upon the achievement of certain revenue levels by the Direct business for the year 2003.  The actual amount due will be prorated based upon 2003 Direct business revenues between $25,000,000 ($0 amount payable) to $35,000,000 ($2,000,000 payable).  The cash element of the purchase price of $7,500,000 was financed by a loan from I-Link to WorldxChange that is due March 1, 2004. The Company also incurred $1,063,000 of transaction costs related to the purchase.

Any amount of the $2,000,000 contingent payable which is paid in the future will result in a future adjustment to the purchase price.

The preliminary allocation of fair values of assets acquired and liabilities assumed is as follows:

Accounts receivable and other current assets	$6,527,108
Furniture, fixtures, and equipment	3,101,966
Intangible assets	2,623,507
Accounts payable and accrued liabilities	(2,815,131)
$9,437,450

Note 4 – Accounts Receivable

Accounts receivable and the allowance for doubtful accounts as of March 31, 2003 and December 31, 2002 included $7.1 million and $1.5 million, respectively, related to billings to customers for which the Company has recorded an allowance related to the receivables because revenue from the billings cannot yet be recognized.  Should the Company be able to collect on the receivables, it will increase future telecommunication services revenues.

Note 5 – Commissions Payable

During the first quarter of 2003, the Company negotiated and received a concession from its single largest supplier (which supplier’s product accounted for 27% of telecommunications service revenues) that resulted in a reduction in costs payable to the supplier of approximately $4.5 million of which $3.0 million was recovered in the first quarter by reduction of commissions otherwise payable to the supplier.  The balance of $1.5 million is expected to be recovered over the next three to six months by withholding commissions that would otherwise be payable to the supplier.  Such recoveries will be recorded, as actual reductions in the commissions occur.  The $3.0 million concession has been recorded as a reduction of selling, general, administrative and other expenses in the quarter ended March 31, 2003.  Additionally, the first quarter of 2003 includes an adjustment that reduces commission expense in the amount of $599,000 related to a settlement of commissions payable at an amount which is less than previously reported.

Note 6 – Discontinued Operations

On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to Buyers United.  The sale includes the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use I-Link’s proprietary software platform. The sale closed on May 1, 2003 and provides for a post closing cash settlement between the parties. The sale price consists of 300,000 shares of Series B convertible preferred stock (8% dividend) of Buyers United, subject to adjustment in certain circumstances, of which 75,000 are subject to an earn-out provision (contingent consideration) based on future events related to ILC’s single largest customer.  The earn-out takes place over a fourteen-month period beginning January 2003, on a monthly basis.  The Company will recognize the value of the earn-out shares when and if earned.  In the first quarter of 2003, 16,071 shares of the contingent consideration were earned.

As the transaction had not closed as of March 31, 2003, the assets to be sold have been reclassified as assets held for sale.  The book value of the assets to be sold as of March  31, 2003 was $2,936,531. The fair value of the 225,000 shares (non-contingent consideration to be received) of Buyers United convertible preferred stock was determined to be $1,350,000 as of December 31, 2002, based on the value of the underlying common stock of Buyers United and adjusted for other qualitative issues such as the common stock underlying the preferred stock would be restricted by Rule 144 and the common stock is thinly traded.  As of March 31, 2003, the fair value of the original shares (225,000) and the earned shares from the contingent consideration (16,071 shares) was determined to be $1,550,000 based on the same criteria.  As the value of the consideration to be received increased from the value at December 31, 2002, the Company recorded a $200,000 decrease to the original impairment charge of $1,586,531 which was included in the loss from discontinued operations in the fourth quarter of 2002.  In prior years, the results of operations related to ILC had been reported as a part of our Telecommunications segment which segment has been discontinued as of December 31, 2002.  As additional contingent consideration is received, it will be recorded as a modification to the impairment loss or as a gain on the sale of ILC.

Net assets of the discontinued operations are as follows:

	March 31, 2003	December 31, 2002

Furniture, fixtures equipment and software	$2,666,531	$2,666,531
Intangible assets	270,000	270,000
Impairment charge	(1,386,531)	(1,586,531)
Net assets – discontinued operations	$1,550,000	$1,350,000

In the first quarter of 2003, the Company recorded a loss from discontinued operations of $276,865.  The loss was a combination of a loss from operations of $476,865 and a reduction of $200,000 to the original impairment of assets held for sale.  The reduction in the impairment allowance represents an adjustment to the value of shares to be received for the ILC business and realization of contingent consideration (16,071 shares of Series B convertible preferred stock) received in the first quarter of 2003.   In the first quarter of 2002, we recorded a loss from discontinued operations related to ILC of $3.1 million.

Revenues of the discontinued operations were $1.6 million and $2.2 million in the quarter ended March 31, 2003 and 2002, respectively.

Note 7 – Income Taxes

The Company recognized no income tax benefit from the losses generated in 2003 and 2002 because of the uncertainty of the realization of the related deferred tax asset.

Note 8 – Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  Litigation, which the Company is involved in, is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Note 9 – Intangible Assets

Intangible assets consisted of the following at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Intangible assets subject to amortization:
Acquired technology	$8,875,000	$8,875,000
Customer contracts and relationships	1,786,000	1,786,000
Agent relationships	587,507	587,507
Agent contracts	250,000	250,000
Accumulated amortization	(9,147,940)	(8,924,584)
Net intangible assets	2,350,567	2,573,923

Intangible assets not subject to amortization:
Goodwill	173,339	173,339
Total intangible assets	$2,523,906	$2,747,262

Aggregate amortization expense for the quarter ended March 31, 2003 and 2002 was $223,356 and $443,750, respectively.

Note 10 – Potential Acquisitions

On July 22, 2002, the Company agreed to purchase certain assets and related liabilities of Transpoint Communications, LLC (“Transpoint”) and Local Telecom Holdings, LLC (“Local Telecom”), completion of which is pending subject to regulatory approvals.  The total purchase price shall not exceed $1,850,000, $250,000 of which is fixed and the remainder of which is variable depending on revenues achieved by the acquired businesses in June 2003.  At the same time, the Company and Local Telecom entered into a management agreement, pursuant to which the Company provides certain management services to Local Telecom for a monthly fee of $15,000, and a wholesale telecommunications services agreement, pursuant to which the Company provides network services to Local Telecom.  The Company recorded revenues from Local Telecom for management and wholesale telecommunications services totaling $80,000 during the quarter ended March 31, 2003.  As part of the management agreement, the Company collected customer accounts on behalf of Local Telecom and paid certain costs and expenses of Local Telecom from the date of the agreement through March 31, 2003.  At March 31, 2003, the Company had a receivable from Local Telecom of $2.0 million that represented uncollected revenues from Local Telecom plus costs and expenses paid for Local Telecom, less collections on accounts receivable of Local Telecom.  This receivable will be applied against the purchase price and, as a result, has been recorded as a long-term asset.

Note 11 – Segment of Business Reporting

The Company’s reportable segments are as follows:

•                  Acceris Solutions – is comprised of the enterprise business of RSL which was acquired in December 2002.  This segment offers voice and data solutions to enterprise customers through an in-house sales force.

•                  Acceris Partners  – includes the operations of WorldxChange (which began operations in June 2001 and was formerly reported as the dial-around segment) and the agent and residential business of RSL which was acquired in December 2002.  This segment offers a dial around telecommunications product and a 1+ product through two channels, namely, multi-level marketing (MLM) and commercial agents.

•                  Acceris Technologies – is the former technology licensing and development segment, which segment offers a fully developed network convergence solution for voice and data.  The Company licenses certain developed technology to third party users.

Inter-segment revenues consist of $4.3 million in relation to telecommunication services render by Acceris Partners to Acceris Solutions. The Company’s business is conducted principally in the U.S.; foreign operations are not material.  The table below presents information about revenues from external customers and segment loss for the three-month periods ended March 31, 2003 and 2002.  There has been no material change in segment assets from the amounts reported in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002

Revenues from external customers:

Acceris Solutions	$7,095,000	$—
Acceris Partners	34,899,000	22,811,000
Acceris Technologies	—	1,581,000

Total revenues from external customers for reportable segments	$41,994,000	$24,392,000

Segment income (loss):

Acceris Solutions	$(1,276,000)	$—
Acceris Partners	589,000	(1,413,000)
Acceris Technologies	(75,000)	919,000

Total segment loss for reportable segments	(762,000)	(494,000)

Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(165,000)	(135,000)
Amortization of intangible assets	—	(148,000)
Other corporate expenses	(1,719,000)	(1,727,000)
Consolidated net loss from continuing operations	$(2,646,000)	$(2,504,000)

Item 2- Management’s Discussion and Analysis and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Form 10-K for the year ended December 31, 2002.

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

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward-looking statements.  Several of these factors include, without limitation:

•                  The Company’s ability to:

•                  finance and manage expected growth;

•                  maintain its relationship with telecommunication and content providers;

•                  provide ongoing competitive services and pricing;

•                  retain and attract key personnel;

•                  operate effective network facilities;

•                  maintain favorable relationships with local exchange carriers (“LEC”s), long distance providers and other vendors; including our ability to meet our usage commitments;

•                  attract new subscribers while minimizing subscriber attrition;

•                  adjust the channel of distribution for Acceris Partners from a direct and MLM agent channel strategy to a commercial agent and MLM strategy which includes adding a 1+ offering to our current 10-10-xxx product;

•                  revitalize the sales efforts of the business operations acquired out of bankruptcy (RSL);

•                  efficiently integrate completed and currently contemplated acquisitions;

•                  address legal proceedings in a effective manner;

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

•                  Counsel’s continued commitment and ability to finance funds required by the operations of the business as well as our own ability to fund any cash requirements;

•                  Other risks referenced from time to time in our filings with the SEC.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Operations

I-Link has a single majority owner (Counsel Communications LLC) which is a wholly-owned subsidiary of Counsel Corp. (collectively “Counsel”).

The principal continuing operation of I-Link began in June 2001, when our wholly owned subsidiary WorldxChange Corp. (“WorldxChange”) purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.  WorldxChange also offers a 1+ product (allowing a customer to pick up the phone and dial 1+ area code and number) to its customers.  WorldxChange primarily utilizes commercial agents as well as a network of independent commission agents recruited through its multi-level marketing programs to retain and attract new customers.

Continuing operations also includes the Enterprise and Agent business of RSL COM U.S.A. Inc (“RSL”) which WorldxChange purchased on December 10, 2002.  These businesses provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and long distance and other voice services to small businesses and the consumer/residential market (“A&R” business).

I-Link, through it’s subsidiary I-Link Communications Inc. (“ILC”), has offered enhanced service products based on Internet Protocol (“IP”) technology.  The suite of services included a one number “follow me” service, long distance calling, unified messaging and conference calling.  On December 6, 2002, we entered into a definitive purchase and sale agreement to sell substantially all of the assets and customer base of ILC to Buyers United, Inc. (“BUI”). The sale closed on May 1, 2003.  The sale includes the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a fully paid perpetual license to use our proprietary software-based network convergence solution for voice and data.  Operational results of ILC have been classified as discontinued operations in our financial statements.

With over eight years experience developing VoIP technologies, I-Link continues to offer a solution for companies to use our technology to reduce telecommunication costs and/or who wish to enter the enhanced communications market.  At present, I-Link licenses its enhanced services platform to partners and service providers domestically who wish to offer voice services without incurring high development costs.  In January 2003, we entered into our second domestic agreement with a communications company, to license and assist that company in deploying a similar network solution for voice and data.

We have three issued patents and utilize the technology underlying those patents in providing our products and services. We have also licensed certain portions of that technology to third parties. We have several patent applications that are currently pending before United States Patent and Trademark Office.

At the next shareholders’ meeting, we intend to ask shareholders to approve a proposal to change the name of I-Link Incorporated to Acceris Communications Inc.

In late 2002, we reorganized I-Link into three operating segments, namely:

1.               Acceris Communications Partners (“Acceris Partners”). Acceris Partners is a combination of the WorldxChange assets acquired in June 2001 and the A&R business of RSL, which we acquired in December 2002. Acceris Partners is a facilities-based provider of circuit-switched long distance telecommunication services to end users.

2.               Acceris Communications Solutions (“Acceris Solutions”). Acceris Solutions is the Enterprise business of RSL, which was acquired in December 2002.  Acceris Solutions provides customized integrated communications solutions for voice and data.

3.               Acceris Communications Technologies (“Acceris Technologies”). Acceris Technologies is the former technology licensing and development business of I-Link.  Acceris Technologies offers a fully developed network convergence solution for voice and data.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2003 were $3,957,868 as compared to $3,619,642 as of December 31, 2002.

Cash flow from operating activities

Cash used by operating activities during the three-month period ended March 31, 2003 was $1.3 million as compared to $3.3 million during the same period ended March 31, 2002. The net decrease in cash used in 2003 was primarily due to: (1) a decrease of $2.5 million in our net loss after allowance for non-cash expenses, offset by (2) an increase in cash used of $490,000 associated with timing of collections and payments related to accounts receivable, other assets, unearned revenue, accounts payable and accrued liabilities.

Cash utilized in investing activities

Net cash used in investing activities in the three-month period ended March 31, 2003 was $480,155 as compared to net cash used of $481,399 in the same period ended March 31, 2002.  In the first three months of 2003, cash used by investing activities was attributable to the purchase of equipment in the amount of  $640,339, which amount was offset by cash received from the sale of assets in the amount of $160,184.  In the first three months of 2002, cash used by investing activities was attributable to the purchase of furniture, fixtures, equipment and software.

Cash provided by financing activities

Financing activities provided net cash of $2.6 million in the first three months of 2003 as compared to cash provided of $3.6 million in the same period of 2002.  Cash provided in 2003 included net borrowings from our revolving credit facility of $2.7 million which was offset by payments of  $619,259 on our capital lease obligations.  Cash provided in 2002 included proceeds of $3.8 million from notes payable to a related party and net borrowings of $470,518 on our revolving credit facility.  Repayments of $642,619 on long-term debt and capital lease obligations offset these proceeds.  As of March 31, 2003, we had additional borrowings available of $8.5 million under our revolving credit facility.

We incurred a net loss from continuing operations of $2.6 million for the three-months ended March 31, 2003 and as of March 31, 2003 had an accumulated deficit of $ 193.7 million.  We anticipate that revenues generated from operations will be sufficient during the remainder of 2003 and into 2004 to fund our operations and continued expansion of our private telecommunications network facilities and anticipated growth in our subscriber base.  However, to the extent that cash flow from operations is insufficient to fund our operations, we continue to be dependent upon funding from our majority stockholder, Counsel Springwell Communications LLC (formerly Counsel Communications LLC), and its parent Counsel Corporation (collectively Counsel) to fund our operational cash needs (see discussion below).

Current Position/Future Requirements

During 2002, we made significant progress toward our goal to become cash flow positive.  Our efforts included gaining efficiencies in operations, acquiring additional business channels and customers (RSL acquisition) and selling ILC, which  contributed the most significant portion of our negative cash flows in prior years.  These actions, along with customer growth, have contributed to our lessened dependence upon outside borrowings in the first quarter of 2003 compared to the first quarter of 2002.  We anticipated that these actions will continue improving our cash flow and anticipate that for the year ending December 31, 2003, our operations will be cash flow positive and that we will be able to generate sufficient cash flow from operations that when coupled with our available borrowing capacity under our existing facility, will be sufficient to fund: (1) ongoing operations, (2) the acquisition of needed fixed assets of up to $6.0 million, (3) scheduled payments on our capital leases of $3.7 million, (4) and optional principal payments on outstanding debt to Counsel (used to acquire WorldxChange).  In addition, we intend to raise funds in the capital markets in 2003 or issue common shares for mergers and acquisition in 2003. The details of any such transaction are a function of the market conditions and/or the specific acquisition in question.  Funds raised may also be used to replace existing debt facilities, acquire capital equipment and for other general business and corporate purposes.

At March 31, 2003, we have a stockholder’s deficit of $63.3 million.  As discussed below, approximately $30.0 million of this deficit will be reduced by the conversion of Counsel debt into common stock pursuant to an amended debt restructuring agreement between I-Link and Counsel, which is expected to take place in the second quarter of 2003.

In addition to operational cash requirements from continued operations, at March 31, 2003, we have $60.5 million of related party debt.  In order to reduce our cash requirements to repay this debt, we entered in to an amended debt restructuring agreement with Counsel whereby approximately $30.0 million will be converted into common stock and thus will reduce our debt obligation without expending cash.  The remaining $30.5 million of related party debt matures at various times in 2004 (after March 31, 2004).  We sought and have been granted an extension of a commitment from Counsel to fund, through long-term inter-company advances or equity contributions, all capital investment, working capital or other operational cash requirements of I-Link through April 15, 2004.  However, subsequent to April 15, 2004 we may be required to restructure our outstanding debt with Counsel or find alternative funding to replace the Counsel debt in the event cash flow from operations is insufficient to cover the maturing debt.  Inasmuch as Counsel, in addition to being a significant debt holder of the Corporation, owns approximately 68% of the Company, (excluding the effects of an amended debt restructuring agreement), we anticipate that Counsel would be willing to work with us on restructuring the debt, however there can be no assurance that would happen.

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

Three-Month Period Ended March 31, 2003 Compared to Three-Month Period Ended March 31, 2002

In order to more fully understand the comparison of the results of continuing operations for the three months ended March 31, 2003 as compared to the same three months in 2002, it is important to note the following significant changes in our operations that occurred in 2003 and 2002.  Namely:

1.                                       On December 10, 2002, WorldxChange acquired the Enterprise and Agent Business of RSL, including the assumption of certain liabilities.  The RSL operations from January 1, 2003 to March 31, 2003 have been included in the statement of operations for the first three months of 2003.  However, there were no such operations in the first three months of 2002.

2.                                     On December 6, 2002, we entered into an agreement to sell substantially all of the assets and customer base of ILC. The sale closed on May 1, 2003.  As a result of the agreement, the operational results related to ILC have been reclassified as discontinued operations in the current and prior year and accordingly are not specifically included in the following analysis of continuing operations for 2003 or 2002.

Revenues

Telecommunications services revenue increased $19.2 million to $42.0 million in the first quarter of 2003 as compared to $22.8 million in the first quarter of 2002.  The primary reasons for the increase related to:

(1)         the acquisition of the RSL business that was acquired in December 2002.  Accordingly, the first quarter of 2003 includes revenues of $11.4 million from the RSL business for which there was no comparable revenue in the first quarter of 2002, and

(2)        inclusion of revenues of $11.4 million (approximately 27% of telecommunications services revenue) related to the sale of a content product obtained from one new supplier in the first quarter of 2003 who we did not have in the same period in 2002.

The increase noted from the above two items was offset by a decrease in revenues from WorldxChange of $3.6 million in the first quarter of 2003 (excluding the above two items) as compared to the same period in 2002.  This decrease was related to our decision in early 2002 to decrease our direct advertising campaign and pursued more profitable methods of attracting and retaining customers.  This decision resulted in decreased revenues in the first quarter of 2003 as compared to first quarter of 2002.

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

Acceris Partners: The Acceris Partners business accounted for $34.9 million of the telecommunications services revenue in first quarter of 2003 and all of the first quarter of 2002 telecommunications services revenue.  The overall increase of $11.4 million from the first quarter of 2002 was primarily due to:

(1)          the acquisition of the former A&R Business of RSL that was acquired in December 2002.  Accordingly, the first quarter of 2003 includes revenues of $4.3 million from the acquisition for which there was no comparable revenue in the first quarter of 2002, and

(2)          inclusion of revenues of $11.4 million related to the sale of a content product obtained from one new supplier in the first quarter of 2003 who we did not have in the same period in 2002.

The increase noted from the above two items was offset by a decrease in revenues from Acceris Partners of $3.6 million in the first quarter of 2003 (excluding the above two items) as compared to the same period in 2002.  This decrease was related to our decision in early 2002 to decrease our direct advertising campaign and pursue more profitable methods of attracting and retaining customers.  This decision resulted in decrease revenues in the first quarter of 2003 as compared to first quarter of 2002.  We anticipate that Acceris Partners telecommunication services revenues will increase in the second quarter as compared to the first quarter of 2003.

Acceris Solutions: Revenue from Acceris Solutions in 2003 came from the Enterprise business of RSL, which we acquired in December 2002.  Accordingly, Acceris Solutions segment had no revenues in the first quarter of 2002.  Revenue of $7.1 million has been included in the first quarter of 2003.  We expect the second quarter of 2003 to be comparable to the first quarter and expect to see a steady growth in revenue from our sales efforts beginning in the second half of 2003 and beyond.

Acceris Technologies: Acceris Technologies is the segment responsible for licensing and development revenue.  Acceris Technologies had no revenues in the first quarter of 2003 as compared to $1.6 million in the first quarter of 2002.  While we did enter into a licensing agreement in the first quarter of 2003, revenues from that agreement will not begin until the second quarter of 2003.   Revenues in the first quarter of 2002 related to contracts no longer in effect in 2003, primarily a licensing agreement with Red Cube International AG, for which revenue of $1.3 million was recognized in the first quarter of 2002.  When examining the technology licensing market it is important to appreciate that the revenue is project based and as such revenue will vary from year to year based on timing of technology licensing, development projects and payments.

Operating costs and expenses

Acceris Partners’ telecommunication network expense was $20.9 million in 2003 and $13.3 million in 2002.  The increase in 2003 over 2002 relates primarily to:

(1)      the acquisition of the former A&R Business of RSL that was acquired in December 2002.  Accordingly, the first quarter of 2003 includes network expenses of  $2.7 million from the acquisition for which there was no comparable expense in the first quarter of 2002, and

(2)      inclusion of network expenses of $6.2 million related to the sale of a content product obtained from one new supplier in the first quarter of 2003 who we did not have in the same period in 2002.

The increase noted from the above two items was offset by a decrease of $1.3 million in telecommunication network expense related to decreased revenues from Acceris Partners revenues (excluding RSL and the one large supplier) as compared to the same period in 2002.  In the remainder of 2003, we expect telecommunication network expense will directly correlate with telecommunication services revenues and that the telecommunications services margin will remain consistent with the first quarter of 2003.  Acceris Solutions accounted for $4.8 million of the total network expense in the first quarter of 2003 and we anticipate its telecommunications network expense will increase in 2003 at a slower rate than its revenue growth thus increasing telecommunications services margins.

Acceris Partners’ selling, general, administrative and other expense was $9.5 million in the first quarter of 2003, up from
$7.5 million in the first quarter of 2002. The decrease in 2003 over 2002 primarily relates to:

(1)          inclusion of $1.0 million related to A&R Business of RSL (acquired in December 2002) for which there was no comparable expense in first quarter of 2002,

(2)          a decrease of $1.4 million in advertising costs from the first quarter of 2002 to 2003, which decrease relates to the curtailment of a direct advertising program in the first quarter of 2002,

(3)          an increase in personnel costs of approximately  $900,000 from the first quarter of 2002 to the first quarter of 2003 primarily relating to the increase in number of employees,

(4)          an increase in professional fees in the first quarter of 2003 of approximately $600,000 related to professional fees compared to the first quarter of 2002,

(5)          an increase of  $1.5 million in other expenses when compared to the same period in 2002, which increase was primarily related to the increase in Acceris Partners’ revenues.

In the first quarter of 2003, we negotiated and received a concession from one new significant supplier (sale of the suppliers’ content product accounted for 27% of our telecommunication services revenues).  We negotiated a reduction in costs payable to the supplier of approximately $4.5 million of which $3.0 million was recovered in the first quarter by reduction of commissions otherwise payable to the supplier.  The balance of $1.5 million is expected to be recovered over the next three to six months by withholding commissions that would otherwise be payable to the supplier.  Such recoveries will be recorded as actual reductions in the commissions occur.   Additionally, the first quarter of 2003 includes an adjustment that reduces commission expense in the amount of $599,000 related to a settlement of commissions payable at less than previously reported. We anticipate that Acceris Partners’ selling, general, administrative and other expense will increase significantly in the future after the recovery of the $1.5 million.  We anticipate that the increase in selling expenses related to the expiration of the concession will be offset by an increase in revenues related to the sale of the same suppliers’ product.

Acceris Solutions accounted for $2.8 million of our overall increase in selling, general, administrative and other expense in the first quarter of 2003.  It is anticipated that this expense will remain constant during the remainder of 2003.  Acceris Technologies’ selling, general, administrative and other expense was $75,000 in the first quarter of 2003 as compared to $243,000 in the first quarter of 2002.  The decrease is directly related to our efforts to reduce overhead and focus on the sale of our existing technology.  We anticipate that Acceris Technologies’ selling, general, administrative and other expense for the remainder of 2003 will increase as revenues are generated in the remainder of 2003.  In the first quarter of 2003, there was approximately $600,000 in selling, general, administrative and other expenses that were not allocated to a specific segment, a decrease of approximately $400,000 from the same period in 2002.  The decrease is primarily related to the reduction of workforce in December 2002.

Acceris Partners’ provision for doubtful accounts was $2.1 million in the first quarter of 2003 as compared to $1.4 million in the first quarter of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of $386,000 related to A&R Business of RSL (acquired in December 2002) for which there was no comparable expense in first quarter of 2002.  Other than the increase due to the A&R Business of RSL, the provision increase in the first quarter of 2003 relates to increased revenues over the same period in 2002.  Acceris Solutions recorded a provision of $24,000 in the first quarter of 2003. As the revenue stream from Acceris Solutions was acquired in the RSL purchase in December 2002, there was no revenue, thus no allowance for doubtful accounts in the first quarter of 2002. Acceris Solutions anticipates that its provision for doubtful accounts in the balance of 2003, as a percentage of revenue, will remain consistent with the first quarter of 2003.  Acceris Technologies had no provision for doubtful accounts in the first quarter of 2003 or 2002.

Acceris Partners’ depreciation and amortization was $1.2 million in the first quarter of 2003 compared to $1.0 million in the first quarter of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of $134,000 related to the A&R Business of RSL (acquired in December 2002) for which there was no comparable expense in first quarter of 2002.   We anticipate the depreciation expense in the second quarter of 2003 to increase slightly.  Acceris Solutions recorded $662,000 million in depreciation and amortization in the first quarter of 2003.  As the assets of Acceris Solutions were acquired in the RSL purchase in December 2002, there was no comparable expense in the first quarter of 2002.  It is anticipated that the dollar amount of their depreciation and amortization will remain constant during the balance of 2003.  Acceris Technologies recorded minimal depreciation in the first quarter of 2003 and we anticipate that to continue through the remainder of 2003.

Acceris Technologies did not incur any research and development costs in the first quarter of 2003 compared to $382,000 in the first quarter of 2002.  The decrease is primarily due to our agreement to sell ILC in December 2002, which entity had been performing research and development.  Our current efforts are aimed at selling our existing products and accordingly we expect that there will be minimal research and development activities in the remainder of 2003.

Other income (expense)

Interest expense decreased $159,082 to $2.0 million in the first quarter of 2003 as compared to $2.2 million in the same quarter of 2002. The decrease was primarily due to the combination of:

(1)          an increase of $388,000 related to increased debt to our parent company (Counsel);

(2)          an increase of $25,000 on Acceris Partners’ revolving credit facility;

(3)          a decrease of $50,000 on  capital leases; and

(4)          a decrease of $522,000 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel.

Loss from Discontinued Operations

In the first quarter of 2003, we recorded a loss from discontinued operations of $276,865 related to the agreement to sell ILC operations to BU entered into in December 2002.  The sale closed on May 1, 2003.  The loss was a combination of loss from operations of $476,865 and a reduction of $200,000 to the original impairment of assets held for sale.  The reduction in the impairment expense represents an adjustment to the value of shares to be received for the ILC business and realization of contingent consideration (16,071 shares of Series B convertible preferred stock) received in the first quarter of 2003.   In the first quarter of 2002, we recorded a loss from discontinued operations related to ILC of $3.1 million.

Segment Profitability

For the quarter ended March 31, 2003, Acceris Partners realized operating segment income of $589,000 while Acceris Solutions incurred an operating segment loss of $1.3 million.  We anticipate that through revenue growth and continued control of expenses, both segments will report operating income for the year ending December 31, 2003.  Acceris Technologies reported an operating segment loss of $75,000 in the first quarter of 2003.  We anticipate that this segment will also report segment income for the year ending December 31, 2003.  The measures of segment loss or income discussed above exclude approximately $1.9 million of expenses that are considered corporate expenses and which are not allocated to a specific segment.  These expenses consist primarily of interest expense on debt from I-Link Incorporated to Counsel, (which we anticipate will decrease dramatically in 2003 when the debt restructuring agreement with Counsel is approved by the shareholders) and unallocated selling, general, administrative and other expenses.

Other Items

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for recent accounting pronouncements and how we anticipate they will impact our financial statements.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer.  Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have two debt instruments that have variable interest rates based on the prime rate of interest.  Assuming debt amounts at March 31, 2003 were constant during the next twelve-month period, the impact of a one percent increase in the prime interest rate would be an increase in interest expense of approximately $138,000 for the next twelve-month period.  However, as one debt instrument is subject to an interest rate floor, a one percent decrease in the prime interest rate would only reduce interest expense by $20,000 during the next twelve-month period.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2003.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Quarterly Report on Form 10-Q.  As of the date of this Quarterly Report on Form 10-Q, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes in other legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

We are involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect to us.

Item 6(a) - Exhibits

99.1                           Officer’s (CEO) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2                           Officer’s (CFO) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b) – Reports on Form 8-K

A Current Report on Form 8-K was filed on February 24, 2003 to file Financial Statements and Pro Forma Financial Information required by Item 7 of Form 8-K related to the acquisition of the enterprise and agent business of RSL Com U.S.A. Inc. which occurred on December 10, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

I-Link Incorporated
(Registrant)

Date: May 20, 2003	By:	/s/	Allan Silber
Allan Silber President and Chief Executive Officer

	By:	/s/	Gary M. Clifford
Gary M. Clifford Chief Financial Officer

OFFICER’S CERTIFICATION
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, Alan Silber, Chief Executive Officer of I-Link Incorporated, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of I-Link Incorporated;

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

Date:	May 20, 2003

By:	/s/	Allan Silber
Allan Silber Chief Executive Officer

OFFICER’S CERTIFICATION
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, Gary M. Clifford, Chief Financial Officer of I-Link Incorporated, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of I-Link Incorporated;

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

Date:	May 20, 2003

By:	/s/	Gary M. Clifford
Gary M. Clifford Chief Financial Officer