Form 10-K/A
period 2002-12-31
I LINK INC
filed 2003-09-11
CIK 849145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A#1

☒  ANNUAL REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission File No. 0-17973

I-LINK INCORPORATED
(Name of registrant as specified in its charter)

Florida	52-2291344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9775 Business Park Avenue, San Diego, California 92131 (858) 547-5700
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.007 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒       No  ☐

Notwithstanding the foregoing, as of the date of this filing, the Registrant has not filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on April 30, 2003. I-Link has filed this Amendment to give effect to the restatement of the Company’s financial statements for the years ended December 31, 2002 as discussed in Note 3 to the Consolidated Financial Statements. We are making adjustments relating to revising our method of accounting for revenues from a network service offering that commenced in November 2002.  The adjustments reflected in this filing are described in more detail elsewhere in this filing.  Although we have revised this Amendment to give effect to the adjustments, other information contained herein has not been updated.  Therefore, you should read this Amendment together with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 as amended to the date hereof or as subsequently amended, as well as the other documents that we have filed with the Securities and Exchange Commission. Information in such reports and documents update and supersede certain information contained in this Amendment.

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

On March 1, 2001, I-Link became a majority-owned subsidiary of Counsel Communications, LLC, which is now a wholly owned subsidiary of Counsel Corporation, (collectively, “Counsel”).   Since taking a controlling position in I-Link Counsel has advanced approximately $60.7 million in cash to I-Link.  Of this amount, approximately $20.5 million was utilized to acquire certain assets of WorldxChange Communications, Inc. and RSL COM U.S.A. Inc., while the remaining approximate $40.2 million has been used directly in operations, principally to fund operating losses and bring I-Link’s technology to market. Through December 31, 2002, $5.5 million of these advances have been repaid and pursuant to a debt restructuring agreement, Counsel has agreed to convert approximately $29.3 million of its existing debt, including accrued interest, to capital (subject to shareholder approval).  Additionally, Counsel has committed to fund, through long-term inter-company advances or equity contributions, all capital investment, working capital or other operational cash requirements of I-Link through April 15, 2004..  Related to our association with Counsel, on April 17, 2001, I-Link acquired WebToTel, Inc. (“WebToTel”), a subsidiary of Counsel, and also its subsidiary, Nexbell Communications Inc. (“Nexbell”), in a stock-for-stock transaction.  Nexbell was sold in December 2001 (see note 8 of financial statements included in Item 8 hereof).

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

On December 6, 2002, we entered into a definitive purchase and sale agreement to sell substantially all of the assets and customer base of I-Link Communications Inc. (“ILC”), a wholly owned subsidiary of I-Link, to Buyers United, Inc. (“BUI”). The sale is anticipated to close in the second quarter of 2003. The sale includes the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a fully paid perpetual license to use our proprietary software-based network convergence solution for voice and data. In January 2003, we entered into our second domestic agreement with a communications company, to license and assist that company in deploying a similar network solution for voice and data ( see note 6 of financial statements included in Item 8 hereof).

We have three issued patents and utilize the technology underlying those patents in providing our products and services. We have also licensed certain portions of that technology to third parties. We have several patent applications that are currently pending before United States Patent and Trademark Office (“USPTO”).  See Item #2 –Description of Properties below for a more full explanation of our patents.

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

Acceris Partners is a combination of the WorldxChange assets acquired in June 2001 and the A&R business of RSL, which we acquired in December 2002.  Acceris Partners is a facilities-based provider of circuit-switched long distance telecommunication services to end users. Acceris Partners, through WorldxChange, initially approached the market through a combination of direct mailings (primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix) and multi-level marketing (“MLM”).  In 2002, Acceris Partners amended its channel strategy, de-emphasizing the direct mail channel and devoting our efforts to the agent channel.  It is focused on two distinct agent channels: MLM and commercial agent.  In addition, Acceris Partners expanded its product offerings in 2002 to focus on 1+ switched (1+ is when a customer can pick up the phone and directly dial a long distance number by pushing 1-area code-phone number), dedicated circuits, and data.  Further, the Company began to offer a 1+plus calling plan to its existing customer base in the dial around business (10-10-XXX prefix). ).  This segment accounted for approximately 95% of the revenue from continuing operations in 2002 and is expected to be the largest contributor to revenue in 2003, but at a lesser percentage as Acceris Solutions contributes a larger proportion. There were no customers in 2002 that accounted for over 10% of this segment’s revenues, which revenues were generated in the United States of America.

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

On March 27, 2003, the closing price for a share of our common stock was $0.13.

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

	2002	2001	2000	1999	1998
	(as restated)
Statement of Operations Data:

Revenues:
Telecommunications services	$85,252,480	$50,288,917	$—	$—	$—
Marketing services	—	—	463,740	3,672,988	4,548,421
Technology licensing and Development	2,836,655	5,696,893	8,972,828	2,506,701	1,466,315
Other	—	—	400,000	—	—
Net sales	88,089,135	55,985,810	9,836,568	6,179,689	6,014,736

Operating costs and expenses:
Telecommunications network expenses (exclusive of depreciation below)	50,935,474	35,545,611	—	—	—
Marketing services costs	—	—	456,354	5,400,149	5,850,873
Selling, general, administrative and other	44,683,709	42,392,038	22,893,902	18,265,390	14,615,105
Total operating expenses	95,619,183	77,937,649	23,350,256	23,665,539	20,465,978

Operating loss	(7,530,048)	(21,951,839)	(13,513,688)	(17,485,850)	(14,451,242)

Other income (expense)	(7,498,526)	(4,023,016)	(1,639,109)	(4,856,201)	(8,070,501)

Loss from continuing operations	(15,028,574)	(25,974,855)	(15,152,797)	(22,342,051)	(22,521,743)

Loss from discontinued operations	(12,508,374)	(19,614,588)	(10,599,381)	(2,317,237)	(5,436,336)
Loss before extraordinary gain	(27,536,948)	(45,589,443)	(25,752,178)	(24,659,288)	(27,958,079)

Extraordinary gain on extinguishment of debt	—	1,092,818	—	—	—
Net loss	$(27,536,948)	$(44,496,625)	$(25,752,178)	$(24,659,288)	$(27,958,079)

Loss from continuing operations applicable to common stock	$(15,028,574)	$(10,759,019)	$(16,799,615)	$(31,269,025)	$(32,362,885)

Net loss per common share - basic and diluted:

Loss from continuing operations	$(0.13)	$(0.11)	$(.63)	$(1.46)	$(1.84)
Loss from discontinued operations	(0.11)	(0.20)	(.40)	(0.11)	(0.31)
Extraordinary gain	—	0.01	—	—	—
Net loss per common share	$(0.24)	$(0.30)	$(1.03)	$(1.57)	$(2.14)

Balance Sheet Data:

Working capital deficit	$(17,244,372)	$(40,812,272)	$(30,060,766)	$(1,318,640)	$(4,073,914)
Property and equipment, net	11,479,111	21,023,696	10,983,273	7,019,361	7,262,781
Total assets	41,446,037	46,780,149	21,657,492	21,658,199	23,855,363
Long-term obligations	64,518,354	19,661,184	2,801,592	9,658,525	8,785,933
Stockholders’ deficit	(63,924,466)	(36,997,854)	(28,839,061)	(11,049,897)	(16,953,363)

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

On December 6, 2002, I-Link entered into an agreement to sell substantially all of the assets of ILC.  The sale includes the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use I-Link’s proprietary software platform.  Additionally, I-Link is selling its customer base that was serviced by ILC. The sale is anticipated to close in the second quarter of 2003.  Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, operating results of ILC have been reclassified in the years from 1998 to 2002 to discontinued operations.  The operations of ILC had previously been reported as part of a business segment referred to as Telecommunication Services, which was a separate segment different than our current business segments.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Footnote 4 to our Consolidated Financial Statements.  Our Consolidated Financial Statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses and also affect the disclosure of contingent items.  Critical accounting policies are those that may have a material impact on our Consolidated Financial Statements and also require management to exercise significant judgement.  We believe our more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations include those addressing the recognition of revenue, provision for doubtful accounts and the recoverability and useful lives of tangible and intangible assets.

Restatement

I-Link commenced the sale of a network service offering in November 2002 and ceased offering the service on July 23, 2003. Revenue from this service offering was recorded as an element of telecommunication services which we had initially recorded on the accrual basis and estimated uncollectible revenue.  In the second quarter of 2003, we determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing.  Accordingly, we have revised our method of accounting for revenues from this network service offering, from the accrual method to recognition of revenue when the amount of our actual cash collections are known and retained by us. Under our agreement with the LEC’s, cash collections remitted to us are subject to adjustment generally within two to four months.  Commissions (included in selling, general and administrative expense) and estimated bad debt expenses associated with the eliminated revenues have also been eliminated.  All other direct expenses such as telecommunications network expenses are expensed as incurred and totaled $1,994,000 in the fourth quarter.  Commission expense (which is based on cash collected) will be recognized when amounts collected can be reasonably estimated. The effect of this change is an increase in the net loss for the fourth quarter and year ended December 31, 2002 of $3,505,043, or $.03 per share.  We anticipate recognizing revenue from this program commencing in the second quarter and ending in the fourth quarter of 2003.  The first quarter of 2003 is also being restated.

The effect of this change is set out in the below table:

Net loss as originally reported	$(24,031,905)
Reduction of telecommunication services revenue	(5,158,460)
Reduction of provision for doubtful accounts	331,783
Reduction of selling, general and administrative expense	1,321,634
Net loss as restated	$(27,536,948)

Net loss per share as originally reported	$(0.21)
Net loss per share as restated	$(0.24)

The following sets forth the effects of these restatements on the Consolidated Balance Sheet as of December 31, 2002:

	As Originally Reported	Adjustments	As Restated
Accounts Receivable, Net	$21,750,826	$(4,826,677)	$16,924,149
Accrued Liabilities	19,411,946	(1,321,634)	18,090,312
Shareholders' Deficit	(60,419,423)	(3,505,043)	(63,924,466)

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

Revenues

Telecommunications services revenue increased to $85.3 million in 2002 from  $50.3 million in 2001.  The increase is primarily related to the following events:

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

Acceris Partners: The Acceris Partners business accounted for $83.7 million of the continuing telecommunications services revenue in 2002 and all of the 2001 telecommunications services revenue.  There were no 2000 telecommunications services revenues (or expenses) from continuing operations, as the telecommunications services revenues from continuing operations began in June 2001.  Excluded from Acceris Partners telecommunication services revenues is approximately $4.8 million related to services rendered through December 31, 2002 that have not been recognized as revenues because of uncertainty related to the ultimate cash collection.  This revenue related to the network service offering introduced in November 2002 that we ceased to offer on July 23, 2003.  Net cash receipts from this network service offering will be recognized as revenue in the future periods, beginning in the second quarter of 2003, when the actual cash collection to be retained by us are finalized.

Comparing Acceris Partners 2002 revenues to annualized 2001 revenue shows a small increase in revenue.  Understanding the change in revenue requires a more detailed review as follows.  Telecommunications services revenues are the result of three primary elements, specifically, volume of minutes, rate per minute and the number of customers.

In 2002, the Acceris Partners business experienced an increase of approximately 12% in the volume of minutes over its network compared to 2001 on an annualized basis.  This increased network utilization was offset by a 23% decrease in the average rate per minute due to significant price decreases in the long distance market throughout most of 2002 which decreases we do not expect to continue in 2003.  The average number of customers in 2002 increased over 2001 by 3%.   Part of the source of that increase began in the fourth quarter of 2001, when Acceris Partners embarked on an aggressive direct advertising campaign which resulted in large increases in the number of customers on the network in late 2001and into the first half of 2002.  While the investment in direct advertising increased revenues, its contribution was not as profitable as we had expected.  Accordingly in early 2002, we ceased our direct advertising campaign and pursued more profitable methods of attracting and retaining customers.  Among the alternative methods being used to attract profitable customers was our decision to focus on and grow our commercial agent and MLM channels, while also expanding our product offerings to include 1+ long distance services, network provisioning, wholesale carriage, and conference call services.  The acquisition of the A&R business of RSL is expected to act as an accelerator to our commercial agent strategy.

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

Operating costs and expenses

Acceris Partners’ telecommunication network expense was $49.7 million in 2002 and $35.5 million in 2001.  The increase in 2002 over 2001 relates primarily to inclusion of a full year of WorldxChange operations in Acceris Partners as opposed to seven months in 2001.  On an annualized basis, telecommunications network expense decreased from 2001 to 2002.  The decrease on an annualized basis correlates with a 14% increase in telecommunications services revenue margin (telecommunication services revenue compared to telecommunication network expense) in 2002 over 2001, primarily relating to improved network efficiency derived from reductions in operating costs, efficiencies relating to more scaled utilization of the network.  The telecommunications services revenue margin was negatively impacted in 2002 by the expensing of $2.0 million of network service offering costs for which no revenue was recognized (see discussion of accounting for this network service offering in “Restatement” above).   As outlined in the revenue discussions, price erosion was pervasive throughout 2002, however this erosion was mitigated by price protection clauses in our contracts with our underlying carriers that also reduce our carrier costs.  In 2003, excluding revenues and expenses related to the network service offering, we expect telecommunication network expense will directly correlate with telecommunication services revenues and that the telecommunications services margin will remain consistent with 2002.  The margin on the network service offering will be higher than normal in 2003 due to revenue to be recognized in 2003 on services provided in the fourth quarter of 2002.  Acceris Solutions accounted for $1.2 million of the total network expense in 2002 and we anticipate its telecommunications network expense will increase in 2003 at a slower rate than its revenue growth thus increasing telecommunications services margins.

Acceris Partners’ selling, general, administrative and other expense was $27.8 million in 2002 up from $20.4 million in 2001. The increase in 2002 over 2001 primarily relates to a full year of operations of Acceris Partners, primarily WorldxChange, in 2002 as compared to seven months of operations in 2001. Selling, general, administrative and other expense will increase in 2003 due to the inclusion of the A&R business of RSL which we acquired in December 2002.  Selling, general, administrative and other expense for 2002 includes advertising costs of $1,590,000 as compared to $7,266,000 in 2001. The decrease in 2002 compared to 2001 relates to the curtailment of a direct advertising program in the first quarter of 2002 that commenced in 2001. The program was curtailed, as the returns from the program did not justify the investment.   Subsequent to the curtailment of the direct advertising program in early 2002, management focused its attention on the reorganization of its channel strategy by placing larger emphasis on the commercial agent and Multi-Level-Marketing (“MLM”) channels. The transition in strategy reduced advertising costs but introduced a higher level of sales commissions.  Acceris Solutions accounted for $777,000 of selling, general, administrative and other expense in 2002.  It is anticipated that this expense will remain constant on an annualized basis in 2003.  Acceris Technologies’ selling, general, administrative and other expense was $451,000 as compared to $1.6 million in 2001 and $1.8 million in 2000.  The decrease is directly related to our efforts to refocus our resources to better match our revenues.  We anticipate that Acceris Technologies’ selling, general, administrative and other expense in 2003 will approximate 2002.  In 2002, there were selling, general, administrative and other expenses of $4.1 million relating to corporate overhead which will be less in 2003 as a result of our termination of the Draper Utah operations in December 2002.  Likewise in 2000 we incurred $196,000 in selling, general, administrative and other expense in the Marketing Services segment which did not recur after 2000.

Acceris Partners’ provision for doubtful accounts was $6.0 million in 2002 as compared to $2.9 million in 2001. The increase in 2002 over 2001 primarily relates to a full year of revenue from Acceris Partners, primarily WorldxChange, in 2002 as compared to seven months of operations in 2001.  Other than the increase due to a full year of operations, the provision increase in 2002 relates to a change in channels resulting in more direct billing of customers which incurs a larger percentage of uncollectible accounts.  Acceris Solutions recorded a provision of $33,000 in 2002.  Acceris Solutions anticipates that its 2003 provision for doubtful accounts as a percentage of revenue will remain consistent with 2002.  Acceris Technologies had no bad debts in any year presented due to the nature of the revenues and revenue recognition policies.

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

Segment Profitability

For the year ended December 31, 2002, Acceris Partners and Solutions incurred operating segment losses from continuing operations of $6.7 million and $629,000, respectively.  We anticipate that through revenue growth and continued control of expenses, both segments will report operating income for 2003.  Acceris Technologies reported operating segment income of $976,000 in 2002.  We anticipate that this segment will also report segment income in 2003.  The measures of segment loss or income discussed above exclude approximately $8.1 million of expenses which are considered corporate expenses and which are not allocated to a specific segment.  These expenses consist primarily of interest expense on debt from I-Link Incorporated to Counsel, which we anticipate will decrease dramatically in 2003 when the debt restructuring with Counsel is approved by the shareholders (see note 15).

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2002 were $3.6 million compared to $4.7 million in 2001.

Cash flow from operating activities

The Company’s working capital deficit declined to $17.2 million as of December 31, 2002, down from the $40.8 million as of December 31, 2001.  The reduction in the working capital deficit is due primarily to the classification as long-term in 2002 of approximately $17.5 million in debt to Counsel which will be converted to equity in 2003 when the 2003 shareholders meeting is held.  This $17.5 million in debt was classified as a current liability at December 31, 2001.  Additionally, $9.4 million in debt to Counsel was extended to 2004 and thus reduced our current liabilities.

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

We have various commitments in addition to our debt.  The following table summarizes our contractual obligations at December 31,2002 (in thousands):

Contractual obligations:	Total	2003	2004	2005	2006	2007

Debt (notes payable)*	$43,164	$12,073	$31,090	$—	$—	$—

Capital lease obligations	$6,860	$2,714	$3,015	$1,514	$—	$—

Operating leases for office space and equipment	7,569	2,452	2,094	1,718	959	346

*Excludes short-term debt of $29,282 to Counsel which is to be converted into common stock in 2003.

Current Position/Future Requirements

We have incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $63.9 million and negative working capital of $17.2 million at December 31, 2002. We financed our operations during 2002 through related party debt with an outstanding balance of $59.3 million and a revolving credit facility with an outstanding balance of $9.1 million as of December 31, 2002. We have taken steps to improve our cash flow from operations, which include the curtailment of our Draper, Utah operation, the sale of our former telecommunications segment to Buyers United Inc. that was completed in May 2003 and the acquisition of RSL. We are pursuing additional third party funding and have also taken steps to improve our capital structure, which include the conversion of amounts owed to Counsel of $29.3 million to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $30.0 million of related party debt which is not subject to the debt restructuring, matures on June 30, 2004. We also have an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At December 31, 2002, we had $59.3 million of related party debt.  In order to reduce our cash requirements to pay this debt, we entered into an amended debt restructuring agreement with Counsel whereby approximately $29.3 million will be converted into common stock, reducing our debt obligation and related interest charges without expending cash.  Additionally, in March 2003, Counsel extended the due date of a $9.4 million note from I-Link to June 30, 2004.  As a result, the remaining $30.0 million of related party debt matures on June 30, 2004. Subsequent to April 15, 2004, should Counsel not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, we will be required to restructure our debt with Counsel to further extend payments of principal and interest or find alternative funding to replace the Counsel debt.

The acquisition of RSL added additional business channels and customers and we believe will begin generating positive cash flows in the latter part of 2003.  The sale of our telecommunications segment, which contributed the most significant portion of our negative cash flows in prior years, and the closure of our Draper, Utah operation will also help reduce our negative cash flow from operations.

There is no assurance that we will be able to improve our cash flow from operations, obtain additional third party financing, extend, repay or refinance on acceptable terms amounts owing to Counsel that are due on June 30, 2004 or obtain an extension of the existing funding commitment from Counsel. Additionally, there is no assurance that Counsel will continue to provide financial support to the Company.  These matters raise substantial doubt about our ability to continue as a going concern.  We have received a report from our independent auditors for the year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our net operating losses, negative cash flows from operations and capital deficiency.

Other Items

Recent Accounting Pronouncements

See Note 4 to the Consolidated Financial Statements for recent accounting pronouncements and how we anticipate they will impact our financial statements

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

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

Name	Age (1)	Title
Allan C. Silber	54	Chairman of the Board and Director, Interim Chief Executive Officer and President
Hal B. Heaton	52	Director
Albert Reichmann	72	Director
Samuel L. Shimer	39	Director and Senior Vice President, Mergers & Acquisitions and Business Development
Henry Y.L. Toh.	45	Director
John R. Walter	55	Director
Gary J. Wasserson	45	Director, President of Acceris Communications Technologies, Inc.
Ralph Brandifino	58	Chief Financial Officer, WorldxChange Corp.
Gary M. Clifford	34	Vice President of Finance and Chief Financial Officer
James Ducay	44	President, Acceris Communications Solutions
Kenneth L. Hilton	50	Chief Executive Officer, WorldxChange Corp.
Barbara Jamaleddin	56	Senior Vice President of Network Operations, WorldxChange Corp.
Kelly Murumets	39	Executive Vice President

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

Henry Y.L. Toh, Director.  The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992.  Mr. Toh became President of I-Link in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996.  Mr. Toh has served as a director of: National Auto Credit, Inc. (previously an originator of sub-prime automobile financing that is transitioning into new lines of business) from 1998 through the present; Bigmark Inc., a pharmaceutical company, since early 2002, and Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, beginning in November 2001.  He is also a director of Four M International Inc., a private investment firm.  He is a graduate of Rice University.

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

Barbara Jamaleddin, Senior Vice President for Network Operations of WorldxChange Corp.  Prior to this position, Ms. Jamaleddin held the position of Senior Vice President for WorldxChange Communications from 1995 to 2001.  Prior to WorldxChange, Ms. Jamaleddin spent seven years with Sprint, where she served as Director of Product Development & Support and Director, National Operations Control Center.  While at Sprint, Ms. Jamaleddin was named inventor of a patent for enhanced services and was the founder of the Women’s Organization.  Ms. Jamaleddin’s early career was with Michigan Bell, and from 1966 through 1987, she led Michigan Bell’s quest to upgrade more than 200 of its central offices to Stored Program Control. Ms. Jamaleddin attended Wayne State University.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, to I-Link’s knowledge, all reporting persons complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, with the following exceptions: A. Silber, K. Murumets, G. Clifford, Stephen Weintraub (Senior Vice President and Secretary of I-Link), J. Walter, K. Hilton, J. Ducay each inadvertently failed to file their respective Forms 3 upon their appointments as officers or directors of I-Link or subsidiaries in December 2002.  As of the date of this Annual Report, the foregoing reporting persons have regained compliance with Section 16(a) reporting requirements.

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

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Awards($)	Securities Underlying Options/ SARs(#)	LTIP Payouts($)	All Other Compensation($)
Allan Silber(1)	2002	—	—	—	—	—	—	—
	2001	—	—	—	—	—	—	—
	2000	—	—	—	—	—	—	—

Helen Seltzer(2)	2002	267,360	309,375	—	—	—	—	—
	2001	—	—	—	—	—	—	—
	2000	—	—	—	—	—	—	—

Ralph Brandifino(5)	2002	226,050	63,025	—	—	—	—	—
Chief Financial Officer,	2001	95,897	15,250	—	—	—	—	—
WorldxChange Corp.	2000	—	—	—	—	—	—	—

Kenneth L. Hilton(6)	2002	183,333	183,333	—	—	—	—	—
Chief Executive	2001	—	—	—	—	—	—	—
Officer, WorldxChange	2000	—	—	—	—	—	—	—
Corp.

Barbara Jamaleddin	2002	205,500	67,750	—	—	—	—	—
Senior Vice President of	2001	115,256	18,092	—	—	—	—	—
Network Operations,	2000	—	—	—	—	—	—	—
WorldxChange

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

By the Compensation Committee:

Hal B. Heaton

Comparison of Cumulative Total Return Among I-Link Incorporated, The Russell 2000 Index and A Peer Group

Performance Graph

The following graph compares I-Link’s cumulative total stockholder return with that of the Russell 2000 index of small-capitalization companies and a peer group index. During 2002 and beginning with this Proxy Statement, I-Link reevaluated the composition of its performance peer group and determined that a change was appropriate.  I-Link is making this change in light of the most recent changes in the strategic direction of the company and re-orientation of its business priorities.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Helen Seltzer Employment Contract.  On January 3, 2002, Springwell Capital Corporation, I-Link, Counsel and Helen Seltzer entered into an agreement whereby Ms. Seltzer became I-Link’s Chief Executive Officer.  The term of the agreement was four years at an annual base salary of $275,000. Ms. Seltzer is eligible for a discretionary bonus in an amount to be determined by the Board of Directors of WorldxChange Corp. up to 100% of her annual base salary. In 2002, she was guaranteed a minimum bonus of $137,500.  Ms. Seltzer also entered into an agreement on January 3, 2002 with Counsel Communications and Counsel.  Under that agreement, Ms. Seltzer was issued approximately 0.2% of the common units of Counsel Communications, which common units vest over a four-year period commencing on January 3, 2003.  In addition to serving as CEO of I-Link, Ms. Seltzer agreed to serve as a member of the Management Executive Committee of Counsel Communications.  Mr. Seltzer also had the right to participate in Counsel’s 2001 Executive Stock Purchase Plan.  Ms. Seltzer was terminated as I-Link’s Chief Executive Officer on December 12, 2002.  As of the date of this report, all obligations under Ms. Seltzer employment agreement have been satisfied.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		% of Common Stock Beneficially Owned(2)

Ralph Brandafino	0		*	%
Gary M. Clifford	0	(3)	*	%
James Ducay	0	(4)	*	%
Hal B. Heaton	123,958	(5)	*	%
Kenneth L. Hilton	0	(11)	*	%
Barbara Jamaleddin	0	(12)	*	%
Kelly Murumets	0	(6)	*	%
Albert Reichmann	49,548	(5)	*	%
Samuel L. Shimer	0	(7)	*	%
Allan C. Silber	0	(8)	*	%
Henry Y.L. Toh	341,494	(9)	*	%
John R. Walter	25,329	(5)	*	%

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		% of Common Stock Beneficially Owned(2)
Gary J. Wasserson	0	(10)	*	%
Counsel Communications LLC One Landmark Square, Suite 315 Stamford, CT 06901	222,647,837	(13)	86%
All Executive Officers and Directors as a Group (13 people)	540,329	(14)	*	%

*	Indicates less than one percent
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

(13)

Includes 61,966,057 shares of I-Link’s common stock issued upon conversion of Series M and N redeemable preferred stock in March 2001 which were obtained from Winter Harbor L.L.C. on March 7, 2001, based on information included in a Schedule 13D filed by Counsel on March 13, 2001 and amended by Counsel and filed with the SEC on May 2, 2001.  Also includes 36,207,490 shares of I-Link’s common stock issuable upon conversion of a convertible promissory note in the principal amount (and including accrued interest) of $14,261,406 loaned to I-Link as of December 31, 2002, at the conversion price of $0.39 per share, under the terms of the Senior Convertible Loan and Security Agreement, dated March 1, 2001, as amended on May 8, 2001 (Loan Agreement).  Under the terms of the Loan Agreement, Counsel may convert the aggregate principal amount and interest loaned to I-Link into shares of I-Link’s common stock. Also includes 17,434,489 shares of I-Link’s common stock issued on April 17, 2001 to Counsel under the terms of the Agreement and Plan of Merger, dated April 17, 2001.  Also includes 92,039,801 shares of I-Link’s common stock issuable upon conversion of the loan from Counsel Communications to I-Link, which loan is convertible into the shares of I-Link’s common stock at the conversion rate of $0.084 per share, which rate represented the average closing price of I-Link’s common stock for 20 trading days preceding the date of the purchase agreement by and between Counsel Communications and RSL COM U.S.A., Inc. (see Proposal 3 of this Proxy Statement for additional information on this loan and transaction).  Also includes 15,000,000 warrants to purchase shares of I-Link’s common stock issued to Counsel in connection with its loan to I-Link dated June 4, 2001 at the exercise price of $0.60 per share. The beneficial ownership figure excludes approximately 158,258,000 (as of December 31, 2002) shares issuable if the Amended Debt Restructuring Agreement is approved by the stockholders at the next annual meeting.  The issuance of shares under the Amended Debt Restructuring Agreement would also cause a reset to the conversion price of the convertible promissory note ($14,261,406 as of March 18, 2003) referred to above, from $0.39 to approximately $0.23 which would result in an additional 25,530,000 shares of common stock being issued, which shares have also been excluded.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2001 Stock option and Appreciation Rights Plan	none	—	14,000,000
1997 Recruitment Stock Option Plan	2,118,026	$3.67	3,607,449
1995 Directors Stock Option and Appreciation Rights Plan	170,000	$1.13	0
1995 Employee Stock Option and Appreciation Rights Plan	135,250	$3.90	145,500
Director Stock Option Plan	4,668	$2.38	0

Equity compensation plans not approved by security holders:
Series N preferred Stock convertible into common stock	615,200	$1.25	0
Convertible debt to Counsel in connection with RSL purchase	90,099,502	$0.08		*
Convertible debt to Counsel in connection with loan to I-Link in 2001	35,341,107	$0.39		**
Warrants issued to Counsel in connection with WorldxChange purchase	15,000,000	$0.60	0
Debt to Counsel to be converted into common stock subject to shareholder approval at next Annual Meeting	155,226,800	$0.19		***
Warrants issued in connection with private placement in 1998	408,000	$5.27	0
Issuance of non -qualified options to employees and outside consultants	7,333,330	$3.55	0
Total	306,451,883	$0.32	17,752,949

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

Transactions with Management and Others

See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between us and certain officers, directors and other related parties.  Additionally, in June 2002, the Company made a relocation loan of $100,000 (non-interest bearing) to Mr. Hilton.  The loan is due on the earlier of June 2007 or upon sale of his former residence.  While the loan is outstanding, payments are required, equal to 20% of any incentive awards (after the first $50,000) paid to Mr. Hilton.  As of December 31, 2002, no payments on the loan had been made.

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

On March 13, 2003, the Certifying Officers conducted an evaluation of the Company’s internal controls and disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.  An explanation of the deficiencies and remedies is set forth below.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Annual Report on Form 10-K.

As of the March 13, 2003 evaluation, the Chief Executive Officer and Chief Financial Officer determined that the following matters involving internal controls constituted material weaknesses.  The deficiencies related to the process of calculating allowance for doubtful accounts, the timeliness of general ledger account reconciliations and analysis, and financial reporting expertise. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  More specific discussion is set forth below.

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

On July 13, 2003, under the supervision and with the participation of the Company’s management,

including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the Company carried out a subsequent evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

(c)                                  The following exhibits are filed as part of this Registration Statement:

Number	Title of Exhibit

3.1(6)	Amended and Restated Articles of Incorporation, as further amended.
4.2(3)	Securities Purchase Agreement by and between I-Link and Winter Harbor, dated as of September 30, 1997.
4.3(7)	Amended and Restated Registration Rights Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor, amending Registration Rights Agreement dated October 10, 1997.
4.4(3)	Form of Shareholders Agreement by and among I-Link and Winter Harbor and certain holders of I-Link’s securities, which constitutes Exhibit D to the Purchase Agreement.
4.5(3)	Form of Warrant Agreement by and between Medcross, Inc. and Winter Harbor, which constitutes Exhibit F to the Purchase Agreement.
4.6(10)	Senior Convertible Loan and Security Agreement dated March 1, 2001, by and between Counsel Communications, LLC and I-Link Incorporated.
4.7(10)	Loan Note, dated as of March 1, 2001, by and between Counsel Communications LLC and I-Link Incorporated.
4.8(10)	Security Agreement, dated as of March 1, 2001, by and between I-Link Communications, MiBridge Inc and Counsel Communications, LLC.
10.1(1)	1997 Recruitment Stock Option Plan.
10.2(2)	2001 Stock Option and Appreciation Rights Plan
10.3(5)	Agreement dated April 14, 1998, by and between I-Link and Winter Harbor.
10.4(5)	Pledge Agreement dated April 14, 1998, by and between I-Link and Winter Harbor.
10.5(5)	Security Agreement dated April 14, 1998, by and among certain of I-Link’s subsidiaries and Winter Harbor.
10.6(5)	Form of Promissory Notes issued to Winter Harbor.
10.7(5)	Warrant to purchase 250,000 shares of Common Stock of I-Link, dated June 30, 1998, issued to JNC.
10.8(5)	Warrant to purchase 100,000 shares of Common Stock of I-Link, dated July 28, 1998, issued to JNC.
10.9(7)	Loan Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor.
10.10(7)	First Amendment to Loan Agreement dated March 4, 1999 by and between I-Link and Winter Harbor.
10.11(7)	Promissory Note dated November 10, 1998, in principal amount of $8,000,000 executed by I-Link in favor of Winter Harbor.
10.12(7)	Series K Warrant Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor and form of Series K Warrant.
10.13(7)	Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor.
10.14(7)	First Amendment to Security Agreement dated as of January 15, 1999, by and among I-Link, five of its wholly-owned subsidiaries and Winter Harbor, amending Security Agreement dated April 14, 1997.
10.15(7)	First Amendment to Pledge Agreement dated as of January 15, 1999, by and among I-Link and Winter Harbor, amending Pledge Agreement dated April 14, 1997.
10.16(7)	Series D, E, F, G, H, I and J Warrant Agreement dated as of January 15, 1999 by and between I-Link and Winter Harbor, and related forms of warrant certificates.
10.17(4)	Amended and Restated Employment Agreement with Helen Seltzer dated January 3, 2002
10.18(8)	Form of Wholesale Service Provider and Distribution Agreement between I-Link and Big Planet, Inc. dated February 1, 2000
10.19(9)	Form of Cooperation and Framework Agreement between I-Link Incorporated and CyberOffice International AG dated May 8, 2000
10.20(9)	Form of Revenue Sharing Agreement between I-Link Incorporated and Red Cube International AG (formerly known as CyberOffice International AG.) dated June 30, 2000.
10.21(9)	Form of Letter dated June 30, 2000, clarifying a Cooperation and Framework Agreement issue.
10.22(11)	Loan and Security Agreement, dated December 10, 2001, by and among WorldxChange Corp. and Foothill Capital Corporation.
10.23(13)	Employment agreement with James Ducay dated July 1, 2002
10.24(13)	Employment agreement with Kenneth Hilton dated May 1, 2002
10.25(12)	Form of Asset Purchase Agreement by and between Counsel Springwell Communications LLC and RSL Com U.S.A., Inc.
10.26(12)	Form of Amendment No. 1 to Asset Purchase Agreement between Counsel Springwell Communications LLC and RSL U.S.A., Inc.
10.27(13)	Amended and Restated Debt Restructuring Agreement dated October 15, 2002.
10.28(13)	Form of Asset Purchase Agreement between Buyer’s United Inc., I-Link Communications Inc., and I-Link Incorporated dated December 6, 2002
10.29(13)	I-Link Convertible Promissory Note for $7,500,000 between I-Link and Counsel Corporation (US) dated December 10, 2002
23.1(14)	Consent of Independent Accountants.

31.1(14)	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2(14)	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32.1(14)	Certification pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code
32.2(14)	Certification pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code
99.1(10)	Warrant Exchange Agreement, dated as of March 1, 2001, by and between Winter Harbor, LLC and I-Link Incorporated.
99.2(10)	Securities Support Agreement, dated as of March 1, 2001, by and between Counsel Communications, LLC and I-Link Incorporated.

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

(12)                                                                Incorporated by reference to our Current Report on Form 8-K filed on December 26, 2002, 2001, file number 0-17973.

(13)                                                                Incorporated by reference to our Annual report on Form 10-K for the year ended December 31, 2002, file number 0-17973.

(14)                                                                Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

I-LINK INCORPORATED
(Registrant)

Dated: September 8, 2003	By:	/s/ Allan Silber
Allan Silber, President and
Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board, Director,	September 8, 2003
Allan C. Silber	President and Chief Executive Officer

/s/ Gary M. Clifford	Chief Financial Officer and VP of	September 8, 2003
Gary M. Clifford	Finance

/s/ Henry Y. L. Toh	Director	September 8, 2003
Henry Y.L. Toh

/s/ Hal B. Heaton	Director	September 8, 2003
Hal B. Heaton

/s/ Gary J. Wasserson	Director	September 8, 2003
Gary J. Wasserson

/s/ Samuel L. Shimer	Director	September 8, 2003
Samuel L. Shimer

/s/ John R. Walter	Director	September 8, 2003
John R. Walter

/s/ Albert Reichmann	Director	September 8, 2003
Albert Reichmann

/s/ Kelly Murumets	Director	September 8, 2003
Kelly Murumets

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net capital deficiency.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 3 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2002.

PricewaterhouseCoopers LLP

Salt Lake City, Utah

March 25, 2003, except for Notes 2 and 3
as to which the date is September 8, 2003

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2002 and 2001

	2002	2001
	(as restated)

ASSETS
Current assets:
Cash and cash equivalents	$3,619,642	$4,662,532
Accounts receivable, less allowance for doubtful accounts of $2,783,571 and $1,862,988 as of December 31, 2002 and 2001, respectively	16,924,149	16,009,386
Other current assets	3,063,986	2,632,629
Total current assets	23,607,777	23,304,547

Furniture, fixtures, equipment and software, net	11,479,111	21,023,696

Other assets:
Intangible assets, net	2,747,262	1,330,839
Other assets	2,261,887	1,121,067
Net assets of discontinued operations	1,350,000	—

Total assets	$41,446,037	$46,780,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$7,016,628	$7,719,595
Accrued liabilities	18,090,312	12,270,231
Unearned revenue	958,185	1,986,675
Revolving credit facility and other current debt	12,073,374	10,004,862
Notes payable to a related party	—	29,101,163
Current portion of obligations under capital leases	2,713,650	3,034,293
Total current liabilities	40,852,149	64,116,819

Notes payable	1,033,024	1,147,364
Notes payable to a related party	30,057,635	11,527,512
Obligations under capital leases	4,145,711	6,986,308
Note payable to a related party, to be converted into common stock	29,281,984	—
Total liabilities	105,370,503	83,778,003

Commitments and contingencies (notes 11 and 16)

Stockholders’ equity (deficit):
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 769 as of December 31, 2002 and 2001, respectively; liquidation preference of $761,310 at December 31, 2002	7,690	7,690
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,549,547 at December 31, 2002 and 2001	815,849	815,849
Additional paid-in capital	129,552,725	128,942,389
Accumulated deficit	(194,300,730)	(166,763,782)
Total stockholders’ deficit	(63,924,466)	(36,997,854)

Total liabilities and stockholder’s deficit	$41,446,037	$46,780,149

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(as restated)
Revenues:
Telecommunication services	$85,252,480	$50,288,917	$—
Marketing services	—	—	463,740
Technology licensing and development	2,836,655	5,696,893	8,972,828
Other	—	—	400,000
Total revenues	88,089,135	55,985,810	9,836,568

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation shown below)	50,935,474	35,545,611	—
Marketing services	—	—	456,354
Selling, general, administrative and other	33,015,176	30,789,736	14,682,985
Provision for doubtful accounts	5,999,422	2,860,892	—
Depreciation and amortization	4,270,302	6,408,817	3,990,584
Research and development	1,398,809	2,332,593	4,220,333
Total operating costs and expenses	95,619,183	77,937,649	23,350,256

Operating loss	(7,530,048)	(21,951,839)	(13,513,688)

Other income (expense):
Interest expense	(7,893,754)	(4,692,974)	(1,486,676)
Interest and other income	395,228	81,015	487,132
Gain on sale of subsidiary	—	588,943	—
Settlement expense	—	—	(639,565)
Total other expense	(7,498,526)	(4,023,016)	(1,639,109)

Loss from continuing operations	(15,028,574)	(25,974,855)	(15,152,797)

Loss from discontinued operations (net of $0 tax):	(12,508,374)	(19,614,588)	(10,599,381)

Loss before extraordinary gain	(27,536,948)	(45,589,443)	(25,752,178)

Extraordinary gain on extinguishment of debt (net of $0 tax)	—	1,092,818	—

Net loss	$(27,536,948)	$(44,496,625)	$(25,752,178)

The accompanying notes are an integral part of these consolidated financial statements

	2002	2001	2000
	(as restated)
Calculation of net loss per common share:

Loss from continuing operations	$(15,028,574)	$(25,974,855)	$(15,152,797)
Cumulative preferred stock dividends not paid in current year	—	(27,610)	(1,646,818)
Dividends accrued and paid on Class M redeemable preferred stock	—	(269,027)	—
Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial conversion features	—	15,512,473	—

Loss from continuing operations applicable to common stock	$(15,028,574)	$(10,759,019)	$(16,799,615)

Basic and diluted weighted average shares outstanding	116,549,547	99,184,427	26,669,058

Net loss per common share – basic and diluted:

Loss from continuing operations	$(0.13)	$(0.11)	$(0.63)
Loss from discontinued operations	(0.11)	(0.20)	(0.40)
Extraordinary gain from extinguishment of debt	—	0.01	—
Net loss per common share	$(0.24)	$(0.30)	$(1.03)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2002, 2001 and 2000

					Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 1999	49,992	$499,920	24,150,829	$169,056	$98,734,475	$(499,377)	$(109,953,971)

Conversion of preferred stock into common stock	(25,805)	(258,050)	2,158,413	15,109	242,941	—	—
Reclassification of Series F redeemable preferred stock from mezzanine due to conversion to common stock	248	2,480	—	—	2,336,305	—	—
Common stock dividend paid to holders of Series F redeemable preferred stock	—	—	87,477	612	195,721	—	(196,333)
Exercise of stock options, warrants and issuances under stock purchase plan	—	—	1,589,810	11,129	4,330,530	—	—
Stock options issued for services	—	—	—	—	42,605	(42,605)	—
Common stock issued as payment of settlement and interest expense	—	—	149,977	1,051	739,537	—	—
Amortization of deferred compensation on stock options issued for services	—	—	—	—	—	541,982	—
Net loss	—	—	—	—	—	—	(25,752,178)

Balance at December 31, 2000	24,435	$244,350	28,136,506	$196,957	$106,622,114	$—	$(135,902,482)

The accompanying notes are an integral part of these consolidated financial statements

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2000	24,435	$244,350	28,136,506	$196,957	$106,622,114	$(135,902,482)
Conversion of convertible debt and accrued interest into Class M mezzanine preferred stock and common warrants	—	—	—	—	6,377,673	—
Common stock issued and accumulated deficit acquired as a result of WebToTel acquisition and conversion of notes payable	—	—	17,454,333	122,182	11,822,812	(1,246,835)
Stock issued – employee stock purchase plan	—	—	34,518	241	15,338	—
Repurchase of Class M mezzanine preferred stock	—	—	—	—	—	—
Repurchase of Class N preferred stock	(14,404)	(144,040)	—	—	(14,164,060)	—
Net contribution from repurchase/settlement with stockholders of Class M and N preferred stock	—	—	—	—	(5,000,000)	30,292,319
Contingent beneficial conversion feature on Class N preferred stock	—	—	—	—	9,779,846	(9,779,846)
Issuance of common shares to related party to repurchase warrants outstanding	—	—	5,000,000	35,000	(35,000)	—
Reissuance and conversion of Class M redeemable preferred stock into common stock	—	—	50,442,857	353,100	3,696,900	—
Reissuance and conversion of Class N preferred stock into common stock	—	—	11,523,159	80,662	869,338	—
Beneficial conversion feature on the reissuance of Class M and N preferred stock	—	—	—	—	5,000,000	(5,000,000)
Other conversions of Class N preferred stock into common stock	(13)	(130)	9,143	64	66	—
Warrants issued in connection with notes payable to related party	—	—	—	—	2,170,059	—
Beneficial conversion feature on certain convertible note payable to related party	—	—	—	—	1,092,143	—
Conversion of Class C preferred stock into common stock	(9,249)	(92,490)	3,415,015	23,905	68,585	—
Dividend on Class C preferred stock paid in the form of common stock	—	—	534,016	3,738	626,575	(630,313)
Net loss	—	—	—	—	—	(44,496,625)
Balance at December 31, 2001	769	$7,690	116,549,547	$815,849	$128,942,389	$(166,763,782)

Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	111,940	—
I-Link costs paid by related party	—	—	—	—	498,396	—
Net loss, as restated	—	—	—	—	—	(27,536,948)
Balance at December 31, 2002, as restated	769	$7,690	116,549,547	$815,849	$129,552,725	$(194,300,730)

The accompanying notes are an integral part of these consolidated financial statements

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2001	769	$7,690	116,549,547	$815,849	$128,942,389	$(166,763,782)

Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	111,940	—
I-Link costs paid by related party	—	—	—	—	498,396	—
Net loss, as restated	—	—	—	—	—	(27,536,948)
Balance at December 31, 2002, as restated	769	$7,690	116,549,547	$815,849	$129,552,725	$(194,300,730)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(as restated)
Cash flows from operating activities:
Net loss	$(27,536,948)	$(44,496,625)	$(25,752,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,135,291	10,166,790	6,399,318
Provision for doubtful accounts	6,109,863	4,066,690	113,168
Impairment of long-lived assets	3,608,770	8,040,054	—
Amortization of discount and debt issuance costs on notes payable and capital leases	1,463,789	1,518,443	—
Accrued interest added to loan principal	3,650,973	1,267,223	—
Amortization of deferred compensation on stock options issued for services	—	—	541,982
Common stock issued as payment of settlement and interest expense	—	—	740,588
Loss on disposal of assets	266,259	—	—
Extraordinary gain on extinguishment of debt	—	(1,092,818)	—
Gain on sale of subsidiary	—	(588,943)	—
Increase (decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,269,178)	(4,527,719)	873,382
Other assets	(1,164,173)	(1,126,625)	(429,260)
Accounts payable, accrued liabilities and interest payable	3,507,057	12,056,323	2,830,096
Unearned revenue	(1,643,167)	(14,565,584)	16,552,259
Net cash provided by (used in) operating activities	(4,871,464)	(29,282,791)	1,869,355

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(1,648,868)	(1,963,115)	(6,881,466)
Business acquisitions (net of cash of $286,910 and $233,787 in 2002 and 2001 respectively, acquired in the acquisitions)	(8,275,539)	(13,447,213)	—
Cash received from sale of building	691,513	—	—
Net cash used in investing activities	(9,232,894)	(15,410,328)	(6,881,466)

The accompanying notes are an integral part of these consolidated financial statements

	2002	2001	2000

Cash flows from financing activities:
Proceeds from issuance of notes payable to a related party	$16,823,345	$43,920,320	$2,600,000
Payment of notes payable to related party	(3,000,000)	(2,500,000)	(2,600,000)
Proceeds from revolving credit facility, net	2,089,448	6,996,604	—
Proceeds from advance under strategic marketing agreement	—	—	1,751,183
Payment of advance under strategic marketing agreement	—	—	(1,751,183)
Payment of capital lease obligations	(2,544,350)	(1,052,387)	(141,728)
I-Link costs paid by related party	498,396	—	—
Payment of long-term debt	(805,371)	(180,093)	(3,992)
Proceeds from exercise of stock options and warrants and issuances under stock purchase plan	—	15,579	4,341,659
Other	—	—	(24,204)
Net cash provided by financing activities	13,061,468	47,200,023	4,171,735

Increase (decrease) in cash and cash equivalents	(1,042,890)	2,506,904	(840,376)

Cash and cash equivalents at beginning of year	4,662,532	2,155,628	2,996,004

Cash and cash equivalents at end of year	$3,619,642	$4,662,532	$2,155,628

Supplemental schedule of non-cash investing and financing activities:
RSL acquisition costs financed through note payable to seller	$875,000	—	—
Reclassification of Series F redeemable preferred stock from mezzanine	—	—	$2,338,785
Warrants issued in connection with notes payable to related party	—	$2,170,059	—
Conversion of notes payable to a related party and associated accrued interest to Class M redeemable preferred stock	—	10,305,072	—
Reclassification of Class M redeemable preferred stock from Mezzanine	—	22,039,892	—
Conversion of notes payable to a related party and associated accrued interest to common stock	—	10,326,938	—
Building mortgage incurred	—	—	840,000
Stock options issued for services	—	—	42,605
Equipment acquired under capital lease obligations and note payable	—	9,887,835	—

Supplemental cash flow information:
Interest paid	$2,164,472	$1,269,605	$287,941

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business, Principles of Consolidation and Liquidity

The consolidated financial statements include the accounts of I-Link Incorporated and its wholly-owned subsidiaries WorldxChange, Corp. (“WorldxChange”), I-Link Communications Inc. (“ILC”) which is included in discontinued operations and the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”) which the Company purchased on December 10, 2002 (see note 8).  These entities combined are referred to as  “I-Link “or the “Company” in these financial statements.

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

In December 2002, I-Link through its subsidiary WorldxChange, completed the purchase of the Enterprise and Agent business of RSL. (see note 8). The acquisition included the assets used by RSL to provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market (“A&R” business), together with the existing customer base of the Enterprise and Agent business.

In order to reduce I-Link’s need for continuous infusion of capital and to refocus its efforts, I-Link began, over the past year, to resize ILC’s operations (which offered enhanced communications services) in relationship to its revenue base.  This process culminated in the sale of the business operations of ILC to Buyer’s United in December 2002 (see note 6).  Future operational results of I-Link will consist primarily of the operational results of WorldxChange and RSL, and the technology licensing business of I-Link.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note – 2  Liquidity and Capital Resources

The Company incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $63,924,466 and negative working capital of $17,244,372 at December 31, 2002. The Company financed its operations during 2002 through related party debt with an outstanding balance of $59,339,620 and a revolving credit facility with an outstanding balance of $9,086,051 as of December 31, 2002.

The Company has taken steps to improve its cash flow from operations, which include the curtailment of its Draper, Utah operation, the sale of its former telecommunications segment to Buyers United Inc. that was completed in May 2003 (note 6) and the acquisition of RSL (note 8). The Company is pursuing additional third party funding and has also taken steps to improve its capital structure, which include the conversion of amounts owed to its controlling shareholder of $29,281,984 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $30,057,636 of related party debt which is not subject to the debt restructuring, matures on June 30, 2004.  The Company also has an ongoing commitment from its controlling shareholder to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At December 31, 2002, the Company had $59,339,620 of related party debt.  In order to reduce the cash requirements to pay this debt, the Company entered into an amended debt restructuring agreement with its controlling shareholder whereby $29,281,984 will be converted into common stock, reducing the Company’s debt obligation and related interest charges without expending cash.  Additionally, in March 2003, the controlling shareholder extended the due date of a $9,350,000 note from the Company to June 30, 2004.  As a result, the remaining $30,057,636 of related party debt matures on June 30, 2004. Subsequent to April 15, 2004, should the controlling shareholder not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, the Company will be required to restructure its debt with the controlling shareholder to further extend payments of principal or interest or find alternative funding to replace the related party debt.

There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, extend, repay or refinance on acceptable terms amounts owing to its controlling shareholder that are due on June 30, 2004 or obtain an extension of the existing funding commitment from its controlling shareholder. Additionally, there is no assurance that the controlling shareholder will continue to provide financial support to the Company.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

Note 3- Amendment of Form 10-K for the Year Ended December 31, 2002

The accompanying consolidated financial statements as of December 31, 2002 and for the year then ended have been restated from those previously issued to account for revenues from the Company’s network service offering when the actual cash collections to be retained by the Company are finalized. The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations.  The restatement increased the net loss for the fourth quarter and year ended December 31, 2002 by $3,505,043 and the net loss per share by $0.03.

In November 2002, the Company, through its Acceris Partners segment, began to offer a network service offering. The Company ceased offering this network service offering on July 23, 2003.  The Company initially recorded the revenue and expenses related to this service offering using the accrual method of accounting.  In the second quarter of 2003, the Company determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing.  Accordingly, the Company has revised its method of accounting for revenues from this network service offering from the accrual method to recognition of revenue when the amount of our actual cash collections are known and retained by the Company.  Under the Company’s agreements with the LEC’s, cash collections remitted to the Company are subject to adjustment, generally within two to four months.  Commissions (included in selling, general and administrative expense) and estimated bad debt expenses associated with the eliminated revenues have also been eliminated.  All other direct expenses such as telecommunications network expenses are expensed as incurred.  Commission expense (which is based on cash collected) will be recognized when amounts collected can be reasonably estimated.

The following sets forth the effect of these restatements on the net loss and net loss per share for the year ended December 31, 2002.

Net loss as originally reported	$(24,031,905)
Reduction of telecommunication services revenue	(5,158,460)
Reduction of provision for doubtful accounts	331,783
Reduction of commissions included in selling, general and administrative expense	1,321,634
Net loss as restated	$(27,536,948)

Net loss per share as originally reported	$(0.21)
Net loss per share as restated	$(0.24)

The following sets forth the effect of these restatements on the consolidated balance sheet as of December 31, 2002.

	As Originally Reported	Adjustments	As Restated
Accounts receivable, net	$21,750,826	$(4,826,677)	$16,924,149
Accrued liabilities	19,411,946	(1,321,634)	18,090,312
Shareholders’ deficit	(60,419,423)	(3,505,043)	(63,924,466)

Note 4 - Summary of Significant Accounting Policies

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Revenue is derived from telecommunications usage, based on minutes of use.  Revenue derived from usage is recognized as services are provided, based on agreed upon usage rates.  Revenue is recorded net of estimated customer credits and billing errors, which are recorded at the same time the corresponding revenue is recognized.  Revenues from billings for services rendered where collectibility is not assured are recognized when the final cash collections to be retained by the Company are finalized.

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

Intangible assets

Effective January 1, 2002, the Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The adoption of SFAS 141 and 142 did not materially impact the results of operations or financial condition of the Company.  All business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.

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

As discussed in Note 9, the Company recorded an $8,040,054 impairment charge in 2001, representing the remaining balance of the goodwill associated with the WebToTel acquisition.

Advertising costs

Advertising production costs are expensed the first time the advertisement is run.  Media (TV and print) placement costs are expensed in the month the advertising appears.  The Company incurred $1.59 million, $7.27 million and  $0 in advertising costs in the years ended December 31, 2002, 2001 and 2000, respectively.

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

Concentration of third party service providers

WorldxChange utilizes the services of certain Local Exchange Carriers (“LECs”) to bill and collect from customers.  Substantially all of revenues in the year ended December 31, 2002 and the period from June 5, 2001 (inception) to December 31, 2001 were derived from customers billed to LECs.  If the LECs were to refuse to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience could be adversely affected during this transition period.

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

Stock-based compensation

At December 31, 2002, the Company has five stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value method for the recognition and measurement provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation.

	Year ended Dec. 31, 2002	Year ended Dec. 31, 2001	Year ended Dec. 31, 2000
	(as restated)
Net loss as reported	$(27,536,948)	$(44,496,625)	$(25,752,178)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of –0- tax	(1,300,371)	(2,933,069)	(7,510,031)
Pro forma net loss	$(28,837,319)	$(47,429,694)	$(33,262,209)

Earning (loss) per share
Basic and diluted – as reported	$(0.24)	$(0.30)	$(1.03)
Basic and diluted – pro forma	$(0.25)	$(0.32)	$(1.25)

Segment reporting

The Company reports its segment information based upon the internal organization that is used by management for making operating decisions and assessing performance. In late 2002, I-Link was reorganized  into three operating segments.  Acceris Communications Partners (“Acceris Partners”),  Acceris Communications Solutions (“Acceris Solutions”) and Acceris Technologies (“Acceris Technologies”).  See note 19 for a more detailed discussion of the segments.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  All provisions of SFAS 144 were adopted on January 1, 2002 and did have an impact on the Company’s results of operations and financial position (see note 6).

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

Note 5 – Net Loss per Share

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

The above table excludes the potential dilutive effect of the Amended Debt Restructuring Agreement (see note 15).  Should that Agreement be approved by the shareholders at its annual meeting in 2003, additional shares (as of December 31, 2002) of common stock of approximately  25,056,000 would be issued (which are not included in the above table).

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

Note 7 – Composition of Certain Financial Statements Captions

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

Accrued liabilities consisted of the following at December 31:

	2002	2001
Telecommunications and related costs	$6,866,396	$4,542,651
Regulatory fees	3,123,965	2,352,772
Other	8,099,951	5,374,808
	$18,090,312	$12,270,231

Note 8 - Acquisition of Subsidiaries

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

In December 2001 and subsequent to the time the Company recorded the impairment of goodwill charge (see note 9) related to Nexbell, the Company sold Nexbell to an unrelated party.  The sale was a sale of Nexbell’s common stock and accordingly the assets and liabilities of Nexbell were assumed by the purchaser with no further financial obligation to I-Link.  At the time of the sale, the liabilities exceeded the assets of Nexbell and accordingly a gain on sale of subsidiary in the amount of $588,943 (the amount by which the liabilities of Nexbell exceeded the assets) was recorded.

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

To fund the acquisition of the assets and provide working capital, Counsel agreed to provide a collateralized loan to I-Link in the aggregate amount of $15,000,000 (of which $13,000,000 was used for the purchase) as more fully described in Note 10.

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

In the Company’s amended filing for the quarter ended September 30, 2002, the Company has recorded corrections of errors related to purchase accounting for the acquisition of WorldxChange.  The impact of the errors is primarily a reclassification of non current assets between furniture, fixtures and equipment and deposits recorded as other long term assets.  The corrections did not modify the total purchase price paid (see note 20 for additional discussion).

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

	For the Year Ended
	December 31, 2002	December 31, 2001
	(as restated)

Revenues	$143,338,000	$200,142,000
Net loss from continuing operations	$(19,442,000)	$(85,799,000)
Net loss	$(31,951,000)	$(84,706,000)
Loss per share from continuing operations	$(0.17)	$(0.71)
Loss per share	$(0.27)	$(0.70)

Note 9 – Intangible Assets

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

Amortization of intangibles from RSL acquisition

I-Link’s wholly owned subsidiary, WorldxChange acquired the Enterprise and Agent Business of RSL on December 10, 2002 and accounted for that acquisition using the purchase method of accounting.  As part of that acquisition, the Company recorded $2,623,507 of intangible assets (see note 8), of which $1,786,000 and $837,507 are part of the Acceris Solutions and Acceris Partners segments, respectively, as of December 31, 2002.

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

	2001	2000
Net loss per share	$(0.30)	$(1.03)
Goodwill amortization	0.02	0.02
Other intangibles amortization	0.00	0.00
Adjustment to goodwill impairment	(0.01)	0.00
Adjusted net loss per share	$(0.29)	$(1.01)

Note 10 – Debt

Debt, the carrying value of which approximates market, consists of the following at December 31:

	2002	2001

Note payable to a service provider, interest at 7.0%, due on demand	$746,625	$746,625

Building mortgage payable to a bank, interest at 9.84%, payable in monthly installments of $10,028	—	797,329

Note payable to a network service provider, interest at 10%, payable in monthly installments of $22,500	393,861	612,454

Revolving credit facility	9,086,051	6,996,603

Note payable, Winter Harbor, interest at prime plus 9%	1,999,215	1,999,215

Note payable, RSL estate, 10% imputed interest, due March 31, 2004	880,645	—

Note payable, Counsel Corporation, interest at 9%, due June 30, 2004	13,271,247	11,527,512

Note payable, Counsel Corporation, interest at 10%, due June 6, 2002, (to be converted into common stock)	29,281,984	17,540,140

Note payable, Counsel Corporation, interest at 10%, due June 30, 2004	9,350,000	11,561,023

Note Payable, Counsel Corporation, interest at 10%, due June 30, 2004	7,436,389	—
	72,446,017	51,780,901
Less current portion	(12,073,374)	(39,106,025)
Long-term debt, less current portion	$60,372,643	$12,674,876

Maturities of long-term obligations during 2003 and 2004 are $12,073,374 and $31,090,659 respectively.  These maturities exclude the June 6, 2002 loan of $29,281,247 as it will be satisfied by the issuance of common stock (see note 15).

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

The Company borrowed $12,000,000 under a loan agreement with Counsel Communications during 2001(see note 15).  Interest on the note (9% per annum) is automatically added to principal at the end of each calendar quarter.  The note was due March 1, 2004, but in March 2003, the due date was extended to June 30, 2004.  The note is convertible into I-Link’s common stock at a conversion rate of $0.56 per share, which conversion price was reset to  $0.39 upon issuance of  the $7,500,000 convertible loan to Counsel (discussed below ) pursuant to automatic reset provisions of the original loan agreement.  At any time the Company made a draw on the loan agreement and the market price of the Company’s common stock was higher than the conversion rate, a debt discount was recorded equal to this beneficial conversion feature.   A debt discount of $1,092,143 was recorded on the borrowings of $12,000,000.  This discount is being accreted to interest expense over the term (three years) of the loan agreement.

On June 6, 2001, I-Link and Counsel entered into a Loan and Security Agreement (Loan Agreement).  Any monies advanced to I-Link between June 6, 2001 and April 15, 2002, (in the amount not to exceed $10,000,000) will be governed by the Loan Agreement. In connection with the Loan Agreement, I-Link executed a note payable to Counsel, due June 6, 2002.  The loan is secured by all of the assets of I-Link.  Outstanding balances (including any accrued and unpaid interest of $2,888,318 as of December 31, 2002) under the loan bear interest at 10% per annum which interest is payable quarterly in arrears following the last business day of each quarter.  However, Counsel may (and has elected to do so through December 31, 2002) at its sole election allow interest to accrue and become payable at the end of the term.  This Loan Agreement was amended on June 27, 2002 under which the borrowing amount was increased to $24,306,866. The amended agreement also allowed for additional advances as needed to I-Link, which advances totaled $2,086,800 through December 31, 2002 (See more detailed discussion of the Amended Agreement in Footnote 15).  Counsel has indicated their intent to convert this note into common stock as allowed for in the Amended Agreement and as Counsel controls sufficient shares to vote as required to bring to pass the authority to effect the conversion, the amounts due under this note have been classified as debt to be converted to common stock in the long-term liability section of the balance sheet as of December 31, 2002.

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

Note 11 – Commitments

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

Note 12 – Extraordinary Gain on Extinguishment of Debt

During the third quarter of 2001, Nexbell was in default on two leases and at the time of settlement, Nexbell was liable for $1,272,818.  The debt was settled during the fourth quarter of 2001 for a one-time payment of $180,000 and accordingly the Company recorded an extraordinary gain in the amount of $1,092,818.

Note 13 – Potential Acquisitions

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

Note 14 - Income Taxes

The Company recognized no income tax benefit from its losses in 2002, 2001 and 2000. The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2002	2001	2000
	(as restated)
Expected federal statutory tax benefit	$(5,109,715)	$(8,831,451)	$(5,151,951)

Increase (reduction) in taxes resulting from:
State income taxes	(495,102)	(525,441)	(425,116)
Foreign loss not subject to domestic tax	1,071	233,999	1,584,313
Non-deductible interest on certain notes	—	85,876	—
Exercise of stock options issued for services	—	—	(1,277,402)
Non-deductible goodwill	—	3,096,030	—
Change in valuation allowance attributable to continuing operations	5,595,837	7,680,023	6,142,365
Other	7,909	(1,739,036)	(872,209)
	$—	$—	$—

The change in the valuation allowance, including discontinued operations, was $10,259,517, $14,579,186 and $10,090,027 for the years ended 2002, 2001 and 2000 respectively.

At December 31, 2002, the Company had total net operating loss carryforwards for federal income tax purposes of approximately $137,000,000.  These net operating loss carryforwards expire between 2006 and 2022.  The Company’s utilization of approximately $79,000,000 of the total net operating loss carryforward against future taxable income will be subject to an annual limitation of approximately $2,246,000 per year because of the change in ownership that occurred in 2001, as required by Internal Revenue Code Section 382.  Due to the expiration of the net operating loss carryforwards, the Company may only be able to utilize approximately $45,000,000 of the total $79,000,000 net operating loss carryforward that is subject to the annual limitation under Internal Revenue Code Section 382.   The Company also has net operating losses for state income tax purposes.  Certain entities are subject to state income tax in multiple jurisdictions.  Available state tax loss carryforwards differ by jurisdiction.

The components of the deferred tax asset and liability of continuing and discontinued operations as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(as restated)
Deferred tax assets:
Tax net operating loss carryforwards	$50,924,889	$43,941,645
Acquired in-process research and development and intangible assets	3,434,686	3,503,450
Amortization of deferred compensation on stock options	1,933,060	1,933,060
Reserve for loss on disposal of discontinued operations	304,173	304,173
Reserve for accounts receivable and inventory valuation	658,555	694,895
Accrued officers wages	74,600	101,545
Accrued vacation	80,427	145,511
Accrued interest	444,327	—
Unearned revenue	1,924,106	741,030
Other	150,317	20,228
Depreciation and amortization	1,707,705	—
Valuation allowance	(61,636,845)	(51,377,328)
Total deferred tax asset	—	8,209
Deferred tax liability:
Excess tax depreciation and amortization	—	(8,209)
Total deferred tax liability		(8,209)
Net deferred tax asset	$—	$—

The valuation allowance at December 31, 2002 and 2001 has been provided to reduce the total deferred tax assets to the amount which is considered more likely than not to be realized, primarily because the Company has not generated taxable income from its business communications services.  The change in the valuation allowance is due primarily to the increase in net operating loss carryforwards.

Note 15 – Transactions with Significant Owners

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

Under the Support Agreement, I-Link also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications Inc. (a subsidiary of Counsel) into I-Link.  The merger was completed on April 17, 2001 (see note 8).

On March 7, 2001, as part of the agreements discussed above, Counsel converted all of the Class M and N convertible preferred stock it obtained from Winter Harbor for $5,000,000 into 61,966,016 shares of I-Link’s common stock.  The Class N shares were converted at $1.25 per common share and Class M at $0.56 per common share, in accordance with their respective conversion rights.

On June 6, 2001, I-Link and Counsel entered into a Loan and Security Agreement (Loan Agreement).  Any monies advanced to I-Link between June 6, 2001 and April 15, 2002, (in the amount not to exceed $10,000,000) will be governed by the Loan Agreement. In connection with the Loan Agreement, I-Link executed a note payable to Counsel, due June 6, 2002.  The loan is secured by all of the assets of I-Link. As of December 31, 2001, advances under this loan agreement totaled $10,000,000. On June 27, 2002 the June 6, 2001 loan was amended to an amount of $24,306,866.  The amended agreement also allowed for additional advances as needed to I-Link, which advances totaled $2,086,800 through December 31, 2002. (see below and note 10)

On October 15, 2002, I-Link and Counsel entered into an Amended and Restated Debt Restructuring Agreement (“Amended Agreement”) amending an earlier restructuring agreement dated July 25, 2002.   The Amended Agreement includes the following terms:

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

To fund the acquisition of the assets purchased and liabilities assumed by WorldxChange, Counsel provided a loan to WorldxChange in the aggregate amount of $15,000,000.  The loan is subordinated to the revolving credit facility described above and is collateralized against all assets of WorldxChange.  (see note 10)

In connection with the acquisition of RSL in December 2002, I-Link entered into a $7,500,000 note payable to Counsel Corporation which is convertible into common stock of I-Link at a conversion rate of $0.08375 per share.  (see note 10)

Accounting treatment of Counsel and Winter Harbor transactions:

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

The Company has also recorded a beneficial conversion feature (debt discount) in the amount of $1,017,857 on the convertible debt funded by Counsel that was received through March 31, 2001.  The amount of the discount, if applicable, is calculated as the difference between the conversion price ($0.56) and the market price of the common stock (if higher than the conversion price on the date funds are drawn on the loan), multiplied by the number of shares of common stock into which the note can be converted.  The beneficial conversion feature is being amortized over the life of the note payable (three years).

Note 16 – Legal Proceedings

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

Note 17 - Stockholders’ Equity

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

During 2001 and 2000, holders of the Series N preferred stock converted 14,417 (including the shares issued to Winter Harbor – see Note 15) and 1,129 of those shares into 11,532,343 and 467,169 shares of common stock, respectively, at conversion prices ranging between $2.78 and $1.25.  As of December 31, 2002 and 2001, there were 769 shares of Series N preferred stock outstanding.

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

Note 18 - Stock-based Compensation Plans

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

Note 19 – Segment of Business Reporting

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

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.; foreign operations are not significant.   The table below presents information about net loss and segment assets used by the Company as of and for the three years ended December 31, 2002.  Information as to year ending December 31, 2002 is as restated.

	For the Year Ending December 31, 2002
	Acceris Solutions	Acceris Partners	Acceris Technologies	Total Reportable Segments

Revenues from external customers	$1,547,000	$83,706,000	$2,837,000	$88,090,000
Interest and other income	1,000	356,000	—	357,000
Interest expense	19,000	3,279,000	—	3,298,000
Depreciation and amortization expense	158,000	4,056,000	11,000	4,225,000
Segment income (loss)	(629,000)	(6,715,000)	976,000	(6,368,000)

Other significant non-cash items:
Provision for doubtful accounts	33,000	5,966,000	—	5,999,000

Expenditures for long-lived assets	3,102,000	3,747,000	—	6,849,000

Segment assets	9,573,000	27,877,000	173,000	37,623,000

	For the Year Ending December 31, 2001
	Acceris Partners	Acceris Technologies	Total Reportable Segments

Revenues from external customers	$50,289,000	$5,697,000	$55,986,000
Interest revenue	—	—	—
Interest expense	2,499,000	—	2,499,000
Depreciation and amortization expense	2,286,000	126,000	2,412,000
Segment income (loss)	(13,927,000)	1,611,000	(12,316,000)

Other significant non-cash items:
Provision for doubtful accounts	2,861,000	—	2,861,000

Expenditures for long-lived assets	14,797,000	8,000	14,805,000
Segment assets	32,206,000	137,000	32,343,000

	For the Year Ending December 31, 2000
	Marketing Services	Acceris Technologies	Total Reportable Segments

Revenues from external customers	$464,000	$9,373,000	$9,837,000
Interest revenue	—	—	—
Interest expense	—	—	—
Depreciation and amortization expense	15,000	98,000	113,000
Segment income (loss)	(204,000)	3,218,000	3,014,000

Other significant non-cash items:
Provision for doubtful accounts	—	—	—

Expenditures for long-lived assets	—	8,000	8,000

Segment assets	—	201,000	201,000

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	2002	2001	2000

Total interest and other income for reportable segments	$357,000	$—	$—
Unallocated interest revenue from corporate accounts	38,000	81,000	487,000
	$395,000	$81,000	$487,000

Total interest expense for reportable segments	$3,298,000	$2,499,000	$—
Unallocated amortization of discount on notes payable	—	—	—
Unallocated interest expense from related party debt	4,211,000	1,556,000	1,054,000
Other unallocated interest expense from corporate debt	385,000	638,000	433,000
	$7,894,000	$4,693,000	$1,487,000

Total depreciation and amortization for reportable segments	$4,225,000	$2,412,000	$113,000
Unallocated amortization expense from intangible assets	—	2,608,000	2,612,000
Other unallocated depreciation from corporate assets	45,000	1,389,000	1,266,000
	$4,270,000	$6,409,000	$3,991,000

Total segment loss	$(6,368,000)	$(12,316,000)	$3,014,000
Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(560,000)	(253,000)	—
Litigation settlement expense	—	—	(640,000)
Gain on sale of subsidiary	—	589,000	—
Amortization of deferred compensation on stock options issued for services	—	—	(542,000)
Amortization of intangible assets	—	(2,608,000)	(2,612,000)
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(8,101,000)	(11,387,000)	(14,373,000)
	$(15,029,000)	$(25,975,000)	$(15,153,000)

Total amortization of deferred compensation for reportable segments	—	—	—
Unallocated amortization of deferred compensation	—	—	$542,000
	—	—	$542,000

Expenditures for segment long-lived assets	$6,849,000	$14,805,000	$8,000
Other unallocated expenditures for corporate assets	309,000	1,274,000	5,621,000
	$7,158,000	$16,079,000	$5,629,000

Segment assets	$37,623,000	$32,343,000	$201,000
Intangible assets not allocated to segments	—	1,331,000	3,939,000
Other assets not allocated to segments*	3,823,000	13,106,000	17,517,000
	$41,446,000	$46,780,000	$21,657,000

* Other assets not allocated to segments includes assets associated with segments reported in previous periods which are no longer classified as reportable segments, primarily assets of and related to the discontinued operations of ILC (former telecommunications services segment).

Note 20 – Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001. The amounts for all quarters of 2001 and the first three quarters of 2002 have been restated to reclassify amounts as discontinued operations related to the sale of ILC in December 2002 (see note 6) which had previously been reported in continuing operations.

(in thousands of dollars, except per share amounts)		March 31	June 30	September 30	December 31
Net sales:	2002	$24,392	$21,872	$20,156	$21,669
	2001	1,437	7,352	22,907	24,289

Operating loss:	2002	$(340)	$(246)	$(851)	$(6,093)
	2001	(3,515)	(2,931)	(5,457)	(10,050)

Net loss from continuing operations before discontinued operations and extraordinary item:	2002	$(2,504)	$(2,297)	$(2,476)	$(7,752)
	2001	(3,813)	(3,554)	(7,228)	(11,380)

Loss from discontinued operations (2)	2002	$(3,099)	$(4,581)	$(1,463)	$(3,366)
	2001	(2,856)	714	(13,275)	(4,198)

Net loss: (1)	2002	$(5,603)	$(6,878)	$(3,939)	$(11,117)
	2001	(6,669)	(2,839)	(20,503)	(14,486)

Basic and diluted income (loss) before discontinued operations and extraordinary item per common share:	2002	$(0.02)	$(0.02)	$(0.02)	$(0.07)
	2001	0.22	(0.03)	(0.06)	(0.11)

Basic and diluted income (loss) per common share:	2002	$(0.05)	$(0.06)	$(0.03)	$(0.10)
	2001	0.16	(0.03)	(0.18)	(0.15)

(1)          In the fourth quarter of 2001, the Company recorded an extraordinary gain on extinguishment of debt of $1,092,818.

(2)          In the third quarter of 2001, the Company recorded an impairment of goodwill of $8,040,054, which has been included in discontinued operations in the above presentation.  In the fourth quarter of 2002, the Company recorded an impairment charge in the amount of $1,586,531 related to the sale of its ILC assets.

The summary financial information above for the quarter ended September 30, 2002 reflects the impact of correction of errors as reflected in the Company’s amended Form 10-Q for the period ended September 30, 2002.  The amendment was necessary to correct errors primarily related to (i) the reversal of certain liabilities and (ii) eliminate the Company’s recognition of other income from the establishment of long term deposit assets and the recognition of an impairment loss on certain long-lived assets, both related to the June 2001 purchase of certain assets of WorldxChange Communications, Inc  which were reflected in the Form 10-Q as originally filed for the period ended September 30, 2002 (see note 8).  The restatement increased the net loss for the three and nine months ended September 30, 2002 by $576,944.

The summary financial information above for the quarter ended December 31, 2002 reflects the impact of a restatement on the statement of operations from the originally filed annual report on Form 10-K.  The restatement was necessary to reflect corrections (all of which were adjustment to the fourth quarter of 2002) as described in Note 3 to these consolidated financial statements.

I-LINK INCORPORATED AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions (a)	Other		Balance at End of Period

Allowance for doubtful accounts:
December 31, 2000	1,789,000	113,168		(1,801,503)	—		100,665
December 31, 2001	100,665	4,066,690		(2,304,367)	—		1,862,988
December 31, 2002	1,862,988	5,999,422	(b)	(5,031,556)	(47,283	)(c)	2,783,571

(a)          Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

(b)         Amounts include charges and deductions related to continuing operations only.

(c)          Other includes an increase of $1,018,007 for the beginning allowance acquired in the acquisition of RSL in December 2002 and a decrease of  $1,065,290 for the net change in discontinued operations during the year which are not included in charged to costs and expenses or deductions.

S-1