Form 10-Q/A
period 2003-03-31
I LINK INC
filed 2003-09-11
CIK 849145

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the three month period ended March 31, 2003, filed on May 20, 2003. I-Link has filed this Amendment to give effect to the restatement of the Company’s financial statements for the three months ended March 31, 2003 as discussed in Note 2 to the Consolidated Financial Statements. We are making adjustments relating to revising our method of accounting for revenues from a network service offering that commenced in November 2002.  The adjustments reflected in this filing are described in more detail elsewhere in this filing.  Although we have revised this Amendment to give effect to the adjustments, other information contained herein has not been updated.  Therefore, you should read this Amendment together with our Annual Report on Form 10-K for the year ended December 31, 2002 as amended to the date hereof or as subsequently amended, as well as the other documents that we have filed with the Securities and Exchange Commission. Information in such reports and documents update and supersede certain information contained in this Amendment.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited) (as restated)	(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$3,957,868	$3,619,642
Accounts receivable, less allowance for doubtful accounts of $2,532,331 and $2,783,571 at March 31, 2003 and December 31, 2002, respectively	14,300,502	16,924,149
Other current assets	2,161,229	3,063,986
Total current assets	20,419,599	23,607,777

Furniture, fixtures, equipment and software, net	10,357,790	11,479,111

Other assets:
Intangible assets, net	2,523,906	2,747,262
Other assets	3,188,084	2,261,887
Net assets of discontinued operations	1,550,000	1,350,000
Total assets	$38,039,379	$41,446,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,395,058	$7,016,628
Accrued liabilities	22,572,614	18,090,312
Unearned revenue	6,304,348	958,185
Revolving credit facility and other current debt	14,778,611	12,073,374
Current portion of capital leases obligations	2,751,642	2,713,650
Total current liabilities	51,802,273	40,852,149

Notes payable	1,058,024	1,033,024
Notes payable to a related party	30,495,958	30,057,635
Capital leases obligations	3,488,459	4,145,711
Notes payable to a related party, to be converted into common stock	30,014,033	29,281,984
Total liabilities	116,858,747	105,370,503

Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 619 at March 31, 2003 and 769 at December 31, 2002, liquidation preference of $612,810 (unaudited) at March 31, 2003	6,190	7,690
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,669,547 at March 31, 2003 and 116,549,547 at December 31, 2002	816,689	815,849
Additional paid-in capital	129,553,385	129,552,725
Accumulated deficit	(209,195,632)	(194,300,730)
Total stockholders’ deficit	(78,819,368)	(63,924,466)

Total liabilities and stockholders’ deficit	$38,039,379	$41,446,037

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31, 2003 and 2002

(unaudited)

	2003	2002
	(as restated)
Revenues:
Telecommunication services	$30,367,250	$22,811,324
Technology licensing and development	—	1,580,712
Total revenues	30,367,250	24,392,036

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation shown below)	25,748,481	13,272,584
Selling, general and administrative	14,224,567	8,699,844
Provision for doubtful accounts	1,174,886	1,356,371
Research and development	—	382,492
Depreciation and amortization	1,826,143	1,021,242
Total operating costs and expenses	42,974,077	24,732,533

Operating loss	(12,606,827)	(340,497)

Other income (expense):
Interest expense	(2,013,472)	(2,172,554)
Interest and other income	2,262	9,201
Total other income (expense)	(2,011,210)	(2,163,353)

Loss from continuing operations	(14,618,037)	(2,503,850)
Loss from discontinued operations	(276,865)	(3,098,977)

Net loss	$(14,894,902)	$(5,602,827)

Basic and diluted weighted average shares outstanding	116,669,547	116,549,547

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.13)	$(0.02)
Loss from discontinued operations	(0.00)	(0.03)
Net loss per common share	$(0.13)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31, 2003 and 2002

(unaudited)

	2003	2002
	(as restated)
Cash flows from operating activities:
Net loss	$(14,894,902)	$(5,602,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,826,143	2,297,760
Provision for doubtful accounts	1,177,886	1,492,852
Amortization of discount and debt issuance costs on notes payable	189,828	677,651
Accrued interest added to loan principal	1,047,244	778,089
Decrease in allowance for impairment of net assets of discontinued operations	(140,736)	—
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	1,573,762	(877,703)
Other assets	(212,466)	1,147,710
Unearned revenue	5,346,163	(1,180,723)
Accounts payable and accrued liabilities	2,819,481	(2,022,986)
Net cash used in operating activities	(1,267,597)	(3,290,177)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(640,339)	(481,399)
Cash received from sale of assets	160,184	—
Net cash used in investing activities	(480,155)	(481,399)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	2,705,237	470,518
Proceeds from notes payable to related party	—	3,816,603
Payment of long-term debt	—	(10,336)
Payment of capital lease obligations	(619,259)	(632,283)
Net cash provided by financing activities	2,085,978	3,644,502

Increase (decrease) in cash and cash equivalents	338,226	(127,074)

Cash and cash equivalents at beginning of period	3,619,642	4,662,532

Cash and cash equivalents at end of period	$3,957,868	$4,535,458

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORORATED AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of I-Link Incorporated and its wholly-owned subsidiaries WorldxChange, Corp. (“WorldxChange”), I-Link Communications Inc. (“ILC”) which is included in discontinued operations and the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”) which the Company purchased on December 10, 2002 (see note 5).  These entities combined are referred to as  “I-Link “or the “Company” in these financial statements.

At the next shareholders meeting, I-Link intends to change its name to Acceris Communications, Inc. (“Acceris”).

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

In December 2002, I-Link through its subsidiary WorldxChange, completed the purchase of the Enterprise and Agent business of RSL. (see note 5). The acquisition included the assets used by RSL to provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market (“A&R” business), together with the existing customer base of the Enterprise and Agent business.

In order to reduce I-Link’s need for continuous infusions of capital and to refocus its ongoing operations, I-Link began, over the past year, to resize ILC’s operations (which offered enhanced communications services) in relationship to its revenue base.  This process culminated in the sale of the business operations of ILC to Buyers United (see note 7) which closed on May 1, 2003.  Future operational results of I-Link will consist primarily of the operational results of WorldxChange and RSL, and the technology licensing business of I-Link.

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

Note 2 – Amendment of Form 10-Q for the Period Ended March 31, 2003

The accompanying consolidated financial statements as of March 31, 2003 and for the three months then ended have been restated from those previously issued to account for revenues from the Company’s network service offering when the actual cash  collections to be retained by the Company are finalized.  The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations.  The restatement increased the net loss for the first quarter ending March 31, 2003 by $11,972,169 and the net loss per share by $0.10.

In November 2002, the Company, through its Acceris Partners segment, began to offer a network service offering. The Company ceased offering this network service offering on July 23, 2003.  The Company initially recorded the revenue and expenses related to this service offering on the accrual method of accounting.  In the second quarter of 2003, the Company determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing.  Accordingly, the Company has revised its method of accounting for revenues from this network service offering from the accrual method to recognition of revenue when the amount of our actual cash collections are known and retained by the Company.  Under the Company’s agreements with the LEC’s, cash collections remitted to the Company are subject to adjustment, generally within two to four months.  Commissions (included in selling, general and administrative expense) and estimated bad debt expenses associated with the eliminated revenues have also been eliminated.  All other direct expenses such as telecommunications network expenses are expensed as incurred.  Commission expense (which is based on cash collected) will be recognized when amounts collected can be reasonably estimated.

The following sets forth the effect of these restatements on the net loss and net loss per share for the three months ended March 31, 2003.

Net loss as originally reported	$(2,922,733)
Reduction of telecommunication services revenue	(11,626,798)
Reduction of provision for doubtful accounts	976,263
Increase in selling, general and administrative expense	(1,321,634)
Net loss as restated	$(14,894,902)

Net loss per share as originally reported	$(0.03)
Net loss per share as restated	$(0.13)

The following sets forth the effect of these restatements on the consolidated balance sheet as of March 31, 2003.

	As Originally Reported	Adjustments	As Restated
Accounts receivable, net	$24,652,459	$(10,351,957)	$14,300,502
Unearned revenue	1,179,093	5,125,255	6,304,348
Shareholders’ deficit	(63,342,156)	(15,477,212)	(78,819,368)

Note 3 – Liquidity and Capital Reserves

The Company incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $78,819,368 and negative working capital of $31,382,674 at March 31, 2003. The Company financed its operations during the quarter ended March 31, 2003 through a revolving credit facility with an outstanding balance of $11,791,288 as of March 31, 2003.

The Company has taken steps to improve its cash flow from operations, which include the curtailment of its Draper, Utah operation, the sale of its former telecommunications segment to Buyers United Inc. that was completed in May 2003 (note 7) and the acquisition of RSL (note 5). The Company is pursuing additional third party funding and has also taken steps to improve its capital structure, which include the conversion of amounts owed to its controlling shareholder of $30,014,033 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $30,495,958 of related party debt which is not subject to the debt restructuring, matures on June 30, 2004.  The Company also has an ongoing commitment from its controlling shareholder to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At March 31, 2003, the Company had $60,509,991 of related party debt.  In order to reduce the cash requirements to pay this debt, the Company entered into an amended debt restructuring agreement with its controlling shareholder whereby $30,014,033 will be converted into common stock, reducing the Company’s debt obligation and related interest charges without expending cash.  Additionally, in March 2003, the controlling shareholder extended the due date of a $9,350,000 note from the Company to June 30, 2004.  As a result, the remaining $30,495,958 of related party debt matures on June 30, 2004. Subsequent to April 15, 2004, should the controlling shareholder not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, the Company will be required to restructure its debt with the controlling shareholder to further extend payments of principal or interest or find alternative funding to replace the related party debt.

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

Note 4 – Summary of Significant Accounting Policies

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

	Three-months ended March 31, 2003	Three-months ended March 31, 2002
	(as restated)

Net loss as reported	$(14,894,902)	$(5,602,827)
Deduct:
Total compensation cost determined under the fair value based method for all awards, net of –0- tax	(17,986)	(481,677)
Pro forma net loss	$(14,912,888)	$(6,084,504)

Earning (loss) per share
Basic and diluted – as reported	$(0.13)	$(0.05)
Basic and diluted – pro forma	$(0.13)	$(0.05)

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

Note 5 – Purchase of the Enterprise and Agent Business of RSL Com U.S.A. Inc.

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
$9,437,450

Note 6 – Commission on Network Service Offering

The Company made advances of $722,305 against commission pursuant to its network service offering (which it terminated on July 23, 2003), to the network supplier. These advances were expensed in the first quarter 2003, as they represented the Company’s best estimate of commissions payable.  In the first quarter of 2003, the Company entered into a concession arrangement with the network supplier that may result in a reduction in commissions otherwise payable the supplier over the offering life.  Over the life of the offering, based on the financial performance and the concession negotiated with the network supplier, the Company now expects that commission obligations will be less than commission advances made to date.  Accordingly, while the Company believes that it has a right to a refund of the advances it has made to the network supplier, collectibility of the refund is not assured and accordingly the Company will recognize the benefit of the refund when collected.

Note 7 – Discontinued Operations

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

As the transaction had not closed as of March 31, 2003, the assets to be sold have been reclassified as assets held for sale.  The book value of the assets to be sold as of March  31, 2003 was $2,936,531. The fair value of the 225,000 shares (non-

contingent consideration to be received) of Buyers United convertible preferred stock was determined to be $1,350,000 as of December 31, 2002, based on the value of the underlying common stock of Buyers United and adjusted for other qualitative issues such as the common stock underlying the preferred stock would be restricted by Rule 144 and the common stock is thinly traded.  As of March 31, 2003, the fair value of the original shares (225,000) and the earned shares from the contingent consideration (16,071 shares) was determined to be $1,550,000 based on the same criteria.  As the value of the consideration to be received increased from the value at December 31, 2002, the Company recorded a $200,000 decrease to the original impairment charge of $1,586,531 which was included in the loss from discontinued operations in the fourth quarter of 2002.  In prior years, the results of operations related to ILC had been reported as a part of our Telecommunications segment which segment has been discontinued as of December 31, 2002.  As additional contingent consideration is received, it will be recorded as a modification to the impairment loss or as a gain on the sale of ILC.

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

Note 8 – Income Taxes

The Company recognized no income tax benefit from the losses generated in 2003 and 2002 because of the uncertainty of the realization of the related deferred tax asset.

Note 9 – Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  Litigation, which the Company is involved in, is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Note 10 – Intangible Assets

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

Note 11 – Potential Acquisitions

On July 22, 2002, the Company agreed to purchase certain assets and related liabilities of Transpoint Communications, LLC (“Transpoint”) and Local Telecom Holdings, LLC (“Local Telecom”), completion of which is pending subject to regulatory approvals.  The total purchase price shall not exceed $1,850,000, $250,000 of which is fixed and the remainder of which is variable depending on revenues achieved by the acquired businesses in June 2003.  At closing on July 28, 2003, the purchase agreement was augmented resulting in an increase in the purchase price to $2,791,000.  At the same time, the Company and Local Telecom entered into a management agreement, pursuant to which the Company provides certain management services to Local Telecom for a monthly fee of $15,000, and a wholesale telecommunications services agreement, pursuant to which the Company provides network services to Local Telecom.  The Company recorded revenues from Local Telecom for management and wholesale telecommunications services totaling $80,000 during the quarter ended March 31, 2003.  As part of the management agreement, the Company collected customer accounts on behalf of Local Telecom and paid certain costs and expenses of Local Telecom from the date of the agreement through March 31, 2003.  At March 31, 2003, the Company had a receivable from Local Telecom of $2.0 million that represented uncollected revenues from Local Telecom plus costs and expenses paid for Local Telecom, less collections on accounts receivable of Local Telecom.  This receivable will be applied against the purchase price and, as a result, has been recorded as a long-term asset.

Note 12 – Segment of Business Reporting

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

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002
	(as restated)
Revenues from external customers:

Acceris Solutions	$7,095,000	$—
Acceris Partners	23,272,000	22,811,000
Acceris Technologies	—	1,581,000

Total revenues from external customers for reportable segments	$30,367,000	$24,392,000

Segment income (loss):

Acceris Solutions	$(1,276,000)	$—
Acceris Partners	(11,383,000)	(1,413,000)
Acceris Technologies	(75,000)	919,000

Total segment loss for reportable segments	(12,734,000)	(494,000)

Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(165,000)	(135,000)
Amortization of intangible assets	—	(148,000)
Other corporate expenses	(1,719,000)	(1,727,000)
Consolidated net loss from continuing operations	$(14,618,000)	$(2,504,000)

Item 2 – Management’s Discussion and Analysis and Results of Operations

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

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward-looking statements.  Several of these factors include, without limitation:

•                  The Company’s ability to:

•       finance and manage expected growth;

•       maintain its relationship with telecommunication and network providers;

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

Restatement

I-Link commenced the sale of a network service offering in November 2002 and ceased offering the service on July 23, 2003.  Revenue from this service offering was recorded as an element of telecommunication services which we had initially recorded on the acrual basis and estimated uncollectible revenue.  In the second quarter of 2003, we determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing.  Accordingly, we have revised our method of accounting for revenues from this network service offering, from the accrual method to recognition of revenue when the amount of our actual cash collections are known and retained by us.  Under our agreement with the LEC’s, cash collections remitted to us are subject to adjustment generally within two to four months.  Commissions (included in selling, general and administrative expense) and estimated bad debt expenses associated with eliminated revenue have also been eliminated.  All other direct expenses such as telecommunications network expenses are expensed as incurred and totaled $6,205,000 in the first quarter of 2003.  An estimate of commission expense of $722,305 has been recognized in the first quarter of 2003, which coupled with a reversal (due to change from the accrual method of accounting) of a commission adjustment of $599,329 as originally reported, results in an adjustment of $1,321,634 to commissions expense.  The effect of these changes is an increase in the net loss for the first quarter of 2003 of $11,972,169, or $.10 per share.  Under the program as of March 31, 2003, we have collected net cash of $5,125,255 for which no revenue recognition has occurred and in accordance with the accounting policy this amount has been recorded as deferred revenue.  We anticipate recognizing revenue from this program commencing in the second quarter and ending in the fourth quarter of 2003.  The fourth quarter of 2002 has also been restated as presented in our amended annual report on Form 10K/A.

The effect of this change is set out in the below table:

Net loss as originally reported	$(2,922,733)
Reduction of telecommunication services revenue	(11,626,798)
Reduction of provision for doubtful accounts	976,263
Increase in selling, general and administrative expense	(1,321,634)
Net loss as restated	$(14,894,902)

Net loss per share as originally reported	$(0.03)
Net loss per share as restated	$(0.13)

The following sets forth the effect of these restatements on the consolidated balance sheet as of March 31, 2003.

	As Originally Reported	Adjustments	As Restated
Accounts receivable, net	$24,652,459	$(10,351,957)	$14,300,502
Unearned revenue	1,179,093	5,125,255	6,304,348
Shareholders’ deficit	(63,342,156)	(15,477,212)	(78,819,368)

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

Cash flow from operating activities

Cash used by operating activities during the three-month period ended March 31, 2003 was $1.3 million as compared to $3.3 million during the same period ended March 31, 2002. The net decrease in cash used in 2003 was primarily due to: (1) an increase of $10.4 million in our net loss after allowance for non-cash expenses, offset by (2) a decrease in cash used of $12.5 million associated with timing of collections and payments related to accounts receivable, other assets, unearned revenue, accounts payable and accrued liabilities.

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

Cash provided by financing activities

Financing activities provided net cash of $2.1 million in the first three months of 2003 as compared to cash provided of $3.6 million in the same period of 2002.  Cash provided in 2003 included net borrowings from our revolving credit facility of $2.7 million which was offset by payments of  $619,259 on our capital lease obligations.  Cash provided in 2002 included proceeds of $3.8 million from notes payable to a related party and net borrowings of $470,518 on our revolving credit facility.  Repayments of $642,619 on long-term debt and capital lease obligations offset these proceeds.  As of March 31, 2003, we had additional borrowings available of $8.5 million under our revolving credit facility.

We incurred a net loss from continuing operations of $14.6 million for the three-months ended March 31, 2003 and as of March 31, 2003 had an accumulated deficit of $209.2 million.  We anticipate that revenues generated from operations will be sufficient during the remainder of 2003 and into 2004 to fund our operations and continued expansion of our private telecommunications network facilities and anticipated growth in our subscriber base.  However, to the extent that cash flow from operations is insufficient to fund our operations, we continue to be dependent upon funding from our majority stockholder, Counsel Springwell Communications LLC (formerly Counsel Communications LLC), and its parent Counsel Corporation (collectively Counsel) to fund our operational cash needs (see discussion below).

Current Position/Future Requirements

We have incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $78.8 million and negative working capital of $31.4 million at March 31, 2003. We financed our operations during the quarter ended March 31, 2003 through a revolving credit facility with an outstanding balance of $11.8 million as of March 31, 2003.  We have taken steps to improve our cash flow from operations, which include the curtailment of our Draper, Utah operation, the sale of our former telecommunications segment to Buyers United Inc. that was completed in May 2003 and the acquisition of RSL. We are pursuing additional third party funding and have also taken steps to improve our capital structure, which include the conversion of amounts owed to Counsel of $30.0 million to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $30.5 million of related party debt which is not subject to the debt restructuring, matures on June 30, 2004. We also have an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At March 31, 2003, we had $60.5 million of related party debt.  In order to reduce our cash requirements to pay this debt, we entered into an amended debt restructuring agreement with Counsel whereby approximately $30.0 million will be converted into common stock, reducing our debt obligation and related interest charges without expending cash.  Additionally, in March 2003, Counsel extended the due date of a $9.4 million note from I-Link to June 30, 2004.  As a result, the remaining $30.5 million of related party debt matures on June 30, 2004. Subsequent to April 15, 2004, should Counsel not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, we will be required to restructure our debt with Counsel to further extend payments of principal and interest or find alternative funding to replace the Counsel debt.

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

Revenues

Telecommunications services revenue increased $7.6 million to $30.4 million in the first quarter of 2003 as compared to $22.8 million in the first quarter of 2002.  The primary reasons for the net increase related to:

(1)               the acquisition of the RSL business that was acquired in December 2002.  Accordingly, the first quarter of 2003 includes revenues of $11.4 million from the RSL business for which there was no comparable revenue in the first quarter of 2002, and

(2)               the increase noted in (1) above was offset by a decrease in revenues from WorldxChange of $3.8 million in the first quarter of 2003 (excluding the above two items) as compared to the same period in 2002.  This decrease was related to our decision in early 2002 to decrease our direct advertising campaign and pursue more profitable methods of attracting and retaining customers.  This decision resulted in decreased revenues in the first quarter of 2003 as compared to first quarter of 2002.

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

Acceris Partners: The Acceris Partners business accounted for $23.3 million of the telecommunications services revenue in first quarter of 2003 and all of the first quarter of 2002 telecommunications services revenue.  The overall decrease of $461,000 from the first quarter of 2002 was primarily due to:

(1)          the acquisition of the former A&R Business of RSL that was acquired in December 2002.  Accordingly, the first quarter of 2003 includes revenues of $4.3 million from the acquisition for which there was no comparable revenue in the first quarter of 2002, and

(2)          the increase noted in (1) above was offset by a decrease in revenues from WorldxChange of $3.8 million in the first quarter of 2003 as compared to the same period in 2002.  This decrease was related to our decision in early 2002 to decrease our direct advertising campaign and pursued more profitable methods of attracting and retaining customers.  This decision resulted in decreased revenues in the first quarter of 2003 as compared to first quarter of 2002.

Excluded from Acceris Partners telecommunication services revenues are billings related to services rendered through March 31, 2003 that have not been recognized as revenues because of uncertainty related to the ultimate cash collection.  Cash collected as of March 31, 2003 is reflected in deferred revenue until the actual cash collections to be retained by us are finalized. This revenue related to the network service offering introduced in November 2002 that we ceased to offer on July 23, 2003.  Net cash receipts from this network service offering will be recognized as revenue in the future periods, beginning in the second quarter of 2003, when the actual cash collection to be retained by us are finalized.

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

Operating costs and expenses

Acceris Partners’ telecommunication network expense was $20.9 million in 2003 and $13.3 million in 2002.  The increase in 2003 over 2002 relates primarily to:

(1)          the acquisition of the former A&R Business of RSL that was acquired in December 2002.  Accordingly, the first quarter of 2003 includes network expenses of  $2.7 million from the acquisition for which there was no comparable expense in the first quarter of 2002, and

(2)          inclusion of network expenses of $6.2 million related to the delivery of network services for which there was no comparable expense in the same period of 2002.

The increase noted from the above two items was offset by a decrease of $1.3 million in telecommunication network expense related to decreased revenues from Acceris Partners revenues (excluding RSL and the one large supplier) as compared to the same period in 2002.  In the remainder of 2003, excluding revenues and expenses related to the network service offering, we expect telecommunication network expense will directly correlate with telecommunication services revenues and that the telecommunications services margin will remain consistent with the first quarter of 2003.  The margin on the network service offering will be higher than normal in the rest of 2003 due to revenue to be recognized in the remainder of 2003 on services provided in the fourth quarter of 2002 and the first quarter of 2003.  Acceris Solutions accounted for $4.8 million of the total network expense in the first quarter of 2003 and we anticipate its telecommunications network expense will increase in 2003 at a slower rate than its revenue growth thus increasing telecommunications services margins.

Acceris Partners’ selling, general, administrative and other expense was $10.8 million in the first quarter of 2003, up from $7.5 million in the first quarter of 2002. The decrease in 2003 over 2002 primarily relates to:

(1)   inclusion of $1.0 million related to A&R Business of RSL (acquired in December 2002) for which there was no comparable expense in first quarter of 2002,

(2)   a decrease of $1.4 million in advertising costs from the first quarter of 2002 to 2003, which decrease relates to the curtailment of a direct advertising program in the first quarter of 2002,

(3)   an increase in personnel costs of approximately  $900,000 from the first quarter of 2002 to the first quarter of 2003 primarily relating to the increase in number of employees,

(4)   an increase in professional fees in the first quarter of 2003 of approximately $600,000 related to professional fees compared to the first quarter of 2002,

(5)   an increase of  $2.2 million in other expenses when compared to the same period in 2002, which increase was primarily related to the increase in Acceris Partners’ revenues and includes $722,000 in commission expense related to the network service offering.

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

Acceris Partners’ provision for doubtful accounts was $1.1 million in the first quarter of 2003 as compared to $1.4 million in the first quarter of 2002. The decrease in 2003 over 2002 primarily relates to the decrease in revenues from WorldxChange of $3.8 million in the first quarter of 2003 as compared to 2002 offset by the inclusion of $386,000 related to A&R Business of RSL (acquired in December 2002) for which there was no comparable expense in first quarter of 2002.  Other than the increase due to the A&R Business of RSL, the provision increase in the first quarter of 2003 relates to increased revenues over the same period in 2002.  Acceris Solutions recorded a provision of $24,000 in the first quarter of 2003. As the revenue stream from Acceris Solutions was acquired in the RSL purchase in December 2002, there was no revenue, thus no allowance for doubtful accounts in the first quarter of 2002. Acceris Solutions anticipates that its provision for doubtful accounts in the balance of 2003, as a percentage of revenue, will remain consistent with the first quarter of 2003.  Acceris Technologies had no provision for doubtful accounts in the first quarter of 2003 or 2002.

Acceris Partners’ depreciation and amortization was $1.2 million in the first quarter of 2003 compared to $1.0 million in the first quarter of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of $134,000 related to the A&R Business of RSL (acquired in December 2002) for which there was no comparable expense in first quarter of 2002.   We anticipate the depreciation expense in the second quarter of 2003 to increase slightly.  Acceris Solutions recorded $662,000 in depreciation and amortization in the first quarter of 2003.  As the assets of Acceris Solutions were acquired in the RSL purchase in December 2002, there was no comparable expense in the first quarter of 2002.  It is anticipated that the dollar amount of their depreciation and amortization will remain constant during the balance of 2003.  Acceris Technologies recorded minimal depreciation in the first quarter of 2003 and we anticipate that to continue through the remainder of 2003.

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

Segment Profitability

For the quarter ended March 31, 2003, Acceris Partners realized operating segment loss of $11.4 million while Acceris Solutions incurred an operating segment loss of $1.3 million.  We anticipate that through revenue growth and continued control of expenses, both segments will report operating income for the year ending December 31, 2003.  Acceris Technologies reported an operating segment loss of $75,000 in the first quarter of 2003.  We anticipate that this segment will also report segment income for the year ending December 31, 2003.  The measures of segment loss or income discussed above exclude approximately $1.9 million of expenses that are considered corporate expenses and which are not allocated to a specific segment.  These expenses consist primarily of interest expense on debt from I-Link Incorporated to Counsel, (which we anticipate will decrease dramatically in 2003 when the debt restructuring agreement with Counsel is approved by the shareholders) and unallocated selling, general, administrative and other expenses.

Other Items

Recent Accounting Pronouncements

See Note 4 to the Consolidated Financial Statements for recent accounting pronouncements and how we anticipate they will impact our financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the Company carried out an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Changes in internal controls over financial reporting

There were no changes in the company’s internal controls over financial reporting that occurred subsequent to the date of the evaluation that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting, and there were no significant deficiencies or material weaknesses which required corrective actions.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes in other legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

We are involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect to us.

Item 6(a) – Exhibits

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code
32.2	Certification pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

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

I-Link Incorporated
(Registrant)

Date: September 8, 2003	By:	/s/ Allan Silber
Allan Silber
President and Chief Executive Officer

	By:	/s/ Gary M. Clifford
Gary M. Clifford
Chief Financial Officer