Form 10-Q
period 2003-06-30
I LINK INC
filed 2003-09-11
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(858) 547-5700
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 19, 2003, the registrant had outstanding 116,669,547 shares of $0.007 par value common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)	June 30, 2003	December 31, 2002
	(Unaudited)	(as restated)

ASSETS

Current assets:
Cash and cash equivalents	$2,048	$3,620
Accounts receivable, less allowance for doubtful accounts of $2,267 and $2,783 at June 30, 2003 and December 31, 2002, respectively	19,334	16,924
Other current assets	3,084	3,064
Net assets of discontinued operations	70	—
Total current assets	24,536	23,608

Furniture, fixtures, equipment and software, net	9,443	11,479

Other assets:
Intangible assets, net	2,252	2,747
Investments in convertible preferred stock	2,791	—
Other assets	3,472	2,262
Net assets of discontinued operations	—	1,350
Total assets	$42,494	$41,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,134	$7,017
Accrued liabilities	24,430	18,090
Unearned revenue	10,265	958
Revolving credit facility and other current debt	18,524	12,073
Notes payable to a related party	30,985	—
Current portion of capital leases obligations	2,773	2,714
Net liabilities of discontinued operations	1,166	—
Total current liabilities	91,277	40,852

Notes payable	—	1,033
Notes payable to a related party	—	30,058
Capital leases obligations	2,818	4,146
Notes payable to a related party, to be converted into common stock	30,867	29,282
Total liabilities	124,962	105,371

Contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 619 at June 30, 2003 and 769 at December 31, 2002, liquidation preference of $613 (unaudited) at June 30, 2003	6	7
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,669,547 at June 30, 2003 and 116,547,547 at December 31, 2002	817	816
Additional paid-in capital	129,618	129,553
Accumulated deficit	(212,909)	(194,301)
Total stockholders’ deficit	(82,468)	(63,925)

Total liabilities and stockholders’ deficit	$42,494	$41,446

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30, 2003 and 2002

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars, except per share amounts)	2003	2002	2003	2002
			(as restated)
Revenues:
Telecommunication services	$35,995	$20,984	$66,362	$43,795
Technology licensing and related services	1,050	888	1,050	2,469
Total revenues	37,045	21,872	67,412	46,264

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	21,319	12,237	47,068	25,510
Selling, general and administrative	14,617	7,147	28,841	15,847
Provision for doubtful accounts	1,131	1,250	2,306	2,607
Depreciation and amortization	1,758	1,019	3,584	2,040
Research and development	—	465	—	847
Total operating costs and expenses	38,825	22,118	81,799	46,851

Operating loss	(1,780)	(246)	(14,387)	(587)

Other income (expense):
Interest expense	(2,305)	(2,061)	(4,319)	(4,233)
Interest and other income	1	10	4	19
Total other income (expense)	(2,304)	(2,051)	(4,315)	(4,214)

Loss from continuing operations	(4,084)	(2,297)	(18,702)	(4,801)
Gain (loss) from discontinued operations	371	(4,581)	94	(7,680)
Net loss	$(3,713)	$(6,878)	$(18,608)	$(12,481)

Basic and diluted weighted average shares outstanding	116,670	116,550	116,670	116,550

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.16)	$(0.04)
Gain (loss) from discontinued operations	0.00	(0.04)	(0.00)	(0.07)
Net loss per common share	$(0.03)	$(0.06)	$(0.16)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(In thousands of dollars)	2003	2002
	(as restated)
Cash flows from operating activities:
Net loss	$(18,608)	$(12,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,584	4,672
Provision for doubtful accounts	2,306	2,696
Decrease in allowance for impairment of net assets of discontinued operations	(169)	—
Allowance for impairment of long-lived assets	—	1,863
Accrued interest added to loan principal	2,122	1,631
Settlement of note payable	(394)	—
Stock received as payment on technology licensing agreement	(1,100)	—
Amortization of discount on notes payable to related party	382	1,176
Increase (decrease) from changes in operating assets and liabilities (net of effects of acquisitions of businesses):
Accounts receivable	(4,588)	(31)
Net assets and liabilities of discontinued operations	1,095	—
Other assets	(1,531)	1,064
Unearned revenue	9,307	(1,619)
Accounts payable and accrued liabilities	2,509	(2,324)
Net cash used in operating activities	(5,085)	(3,353)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(1,305)	(821)
Cash received from sale of assets	160	—
Net cash used in investing activities	(1,145)	(821)

Cash flows from financing activities:
Proceeds from (repayment on) revolving credit facility, net	5,762	(1,311)
Proceeds from issuance of notes payable to related party	100	5,954
Payment of long-term debt	—	(21)
Payment of capital lease obligations	(1,268)	(1,322)
I-Link costs paid by related party	64	—
Net cash provided by financing activities	4,658	3,300

Decrease in cash and cash equivalents	(1,572)	(874)

Cash and cash equivalents at beginning of period	3,620	4,663

Cash and cash equivalents at end of period	$2,048	$3,789

Supplemental schedule of non-cash investing and financing activities:

Preferred stock received in exchange for assets of discontinued operations	$1,691	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of I-Link Incorporated and its wholly-owned subsidiaries WorldxChange Corporation (“WorldxChange”), which includes the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”) which the Company purchased on December 10, 2002 (see note 7), and I-Link Communications Inc. (“ILC”), which is included in discontinued operations.  These entities combined are referred to as “I-Link “or the “Company” in these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

At the next shareholders meeting, I-Link intends to change its name to Acceris Communications, Inc. (“Acceris”).

For the past six years, I-Link developed and marketed enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities.  The communications products and services were delivered through I-Link’s proprietary technologies.  Enhanced communications products and services were marketed through master agent and wholesale distributor arrangements with ILC, which is a FCC licensed long-distance carrier.  The Company developed and licensed communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.

On June 4, 2001, I-Link, through its wholly owned subsidiary WorldxChange, purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding.  WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consisted primarily of a dial-around product, which allows a customer to make a call from any phone by dialing a 10-10-XXX prefix, and a 1+ product (1+ is when a customer can pick up the phone and directly dial a long distance number by pushing 1-area code-phone number). Billings to these customers are primarily done through the customers’ local exchange carrier (LEC).

In December 2002, I-Link, through its subsidiary WorldxChange, completed the purchase of the Enterprise and Agent business of RSL (see note 7). The acquisition included the assets used by RSL to provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market (“A&R” business), together with the existing customer bases of those businesses.

In order to reduce I-Link’s need for continuous infusions of capital and to refocus its ongoing operations, in 2002 I-Link began to resize ILC’s operations (which offered enhanced communications services) in relationship to its revenue base.  This process ultimately culminated in the sale of the business operations of ILC to Buyers United (see note 11) which closed on May 1, 2003.  Future operational results of I-Link will consist primarily of the operations of WorldxChange and RSL, and the technology licensing business of I-Link and future acquisitions such as Transpoint (see note 8).  Additionally, in August 2003, I-Link announced that it intends to offer local communications products to its residential and small business customers beginning in the fourth quarter of 2003.  The service will be provided under the terms of the Unbundled Network Element Platform (UNE-P) authorized by the Telecommunications Act of 1996 and will be available in New York and New Jersey initially, expanding to other markets throughout the United States.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three and six-month periods ended June 30, 2003 and 2002, (b) the financial position at June 30, 2003, and (c) cash flows for the six-month periods ended June 30, 2003 and 2002.  The December 31, 2002 balance sheet is from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A for the year ended December 31, 2002 and quarterly report on Form 10-Q/A for the three-month period ended March 31, 2003.

The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of those to be expected for the entire year.

All numbers used in these footnotes are in thousands except for per share data.

Note 2 – Summary of Significant Accounting Policies

Net loss per share

Basic earnings per share is computed based on the weighted average number of I-Link common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.  As the Company had either a net loss or no potential dilutive common shares outstanding for the three and six-month periods ended June 30, 2003 and 2002, basic and diluted loss per share are the same.

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive are as follows as of June 30, 2003 and 2002:

	June 30, 2003	June 30, 2002

Assumed conversion of Series N preferred stock	495	615
Assumed conversion of convertible debt	128,383	23,892
Assumed exercise of options and warrants to purchase shares of common stock	8,733	25,595
	137,611	50,102

The above table excludes the potential dilutive effect of the proposed Amended Debt Restructuring Agreement with Counsel (which did not exist at June 30, 2002). Should that Agreement be approved by the I-Link shareholders at their annual meeting in 2003, approximately 9,600 additional shares of common stock  (as of June 30, 2003) would be issued (which are not included in the above table).   During the quarter ended June 30, 2003, approximately 15,408 warrants expired.

Investments

Dividends and realized gains and losses on securities are included in other income in the consolidated statements of operations.

The Company holds investments in convertible preferred stock of two companies. These investments are accounted for under the cost method, as the securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to excise significant influence over these entities.  The Company monitors these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair value of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information.

Concentrations of risk with third party providers

WorldxChange utilizes the services of certain Local Exchange Carriers (“LECs”) to bill and collect from customers for a significant portion of its revenues.  If the LECs were to refuse to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience could be adversely affected during this transition period.  If the LECs were unable to remit payments received from their

customers relating to I-Link billings, the Company’s operations and cash position could be adversely affected.   Management believes it has strong business relationships with the LECs.

The Company depends on certain large telecommunications carriers to provide network services for significant portions of the Company’s telecommunications traffic.  If these carriers were to refuse to provide such services in the future, the Company’s ability to provide services to its customers would be adversely affected and the Company might not be able to obtain similar services from alternative carriers on a timely basis.  Management believes it has strong business relationships with its important carriers.

Stock-based compensation

At June 30, 2003, the Company has five stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value method for the recognition and measurement provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation.

	Three-months ended June 30, 2003	Three-months ended June 30, 2002	Six-months ended June 30, 2003	Six-months ended June 30, 2002
			(as restated)
Net loss as reported	$(3,713)	$(6,878)	$(18,608)	$(12,481)
Deduct:
Total compensation cost determined under the fair value based method for all awards, net of $0 tax	(18)	(476)	(36)	(951)
Pro forma net loss	$(3,731)	$(7,354)	$(18,644)	$(13,432)

Net loss per share
Basic and diluted – as reported	$(0.03)	$(0.06)	$(0.16)	$(0.11)
Basic and diluted – pro forma	$(0.03)	$(0.06)	$(0.16)	$(0.12)

Reclassifications

Certain balances in the June 30, 2002 financial statements have been reclassified to conform to current year presentation.  These changes had no effect on previously reported net loss, total assets, liabilities or stockholders’ deficit.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of SFAS 150 is not expected to have a material impact on the Company’s results of operations or financial condition.

Note 3 – Amendment of Form 10-Q for the Period Ended March 31, 2003

The consolidated financial statements as of March 31, 2003 and for the three months then ended have been restated from those originally issued to account for revenues from the Company’s network service offering when the actual cash collections to be retained by the Company are finalized (see note 9).  The restated numbers are included in the year to date results as presented in the accompanying consolidated financial statements.  The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations.  The restatement increased the net loss for the first quarter ending March 31, 2003 by $11,972 and the net loss per share by $0.10.

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

The following sets forth the effect of these restatements on the net loss and net loss per share for the three months ended March 31, 2003.

Net loss as originally reported	$(2,923)
Reduction of telecommunication services revenue	(11,627)
Reduction of provision for doubtful accounts	977
Increase in selling, general and administrative expense	(1,322)
Net loss as restated	$(14,895)

Net loss per share as originally reported	$(0.03)
Net loss per share as restated	$(0.13)

The following sets forth the effect of these restatements on the consolidated balance sheet as of March 31, 2003.

	As Originally Reported	Adjustments	As Restated
Accounts receivable, net	$24,653	$(10,352)	$14,301
Unearned revenue	1,179	5,125	6,304
Shareholders’ deficit	(63,342)	(15,477)	(78,819)

Note 4 – Liquidity and Capital Resources

The Company incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $82,468 and negative working capital of $66,741 at June 30, 2003. The Company financed its operations during the six months ended June 30, 2003 through related party debt with an outstanding balance of $61,852 and a revolving credit facility with an outstanding balance of $14,848 as of June 30, 2003.

The Company has taken steps to improve its cash flow from operations, which include the curtailment of its Draper, Utah operation, the sale of its former telecommunications segment to Buyers United Inc. that was completed in May 2003 (note 7) and the acquisition of RSL (note 5). The Company is pursuing additional third party funding and has also taken steps to improve its capital structure, which include the conversion of amounts owed to its controlling shareholder of $30,867 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $30,985 of related party debt which is not subject to the debt restructuring, matures on June 30, 2004.  The Company also has an ongoing commitment from its controlling shareholder to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At June 30, 2003, the Company had $61,852 of related party debt.  In order to reduce the cash requirements to pay this debt, the Company entered into an amended debt restructuring agreement with its controlling shareholder whereby $30,867 will be converted into common stock, reducing the Company’s debt obligation and related interest charges without expending cash.  Additionally, in March 2003, the controlling shareholder extended the due date of a $9,350 note from the Company to June 30, 2004.  As a result, the remaining $30,985 of related party debt matures on June 30, 2004.  Subsequent to April 15, 2004, should the controlling shareholder not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, the Company will be required to restructure its debt with the controlling shareholder to further extend payments of principal or interest or find alternative funding to replace the related party debt.

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

Note 5 – Composition of Certain Financial Statements Captions

Other assets consisted of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002

Advances on acquisition of Transpoint (see note 8)	$2,570	$1,412
Long term deposits	750	750
Other	152	100
	$3,472	$2,262

Accrued liabilities consisted of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Telecommunications and related costs	$10,727	$6,866
Regulatory fees	4,423	3,124
Other	9,280	8,100
	$24,430	$18,090

Intangible assets consisted of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Intangible assets subject to amortization:
Acquired technology	$8,875	$8,875
Customer contracts and relationships	1,693	1,786
Agent relationships	583	588
Agent contracts	250	250
Accumulated amortization	(9,322)	(8,925)
Net intangible assets	2,079	2,574

Intangible assets not subject to amortization:
Goodwill	173	173
Total intangible assets, net	$2,252	$2,747

Aggregate amortization expense for the three and six months periods ended June 30, 2003 was $174 and $397, respectively. Aggregate amortization expense for the three and six months periods ended June 30, 2002 was $444 and $888, respectively.

Note 6 – Investments

The Company’s investments as of June 30, 2003 consist of convertible preferred stock holdings in two companies.  The first investment is in Buyers United Inc. which investment was consideration received related to the sale of ILC (see note 11).  This investment has been recorded at its estimated fair value as of the closing date of the sale of ILC.  The estimated fair value of the investment as of closing (May 1, 2003) was $1,624 and as of June 30, 2003 was $1,691 due to additional shares received subsequent to May 1, 2003 as earn-out shares.

The second investment in convertible preferred stock is in Accessline Communications Corporation.  This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100.

Note 7 – Purchase of the Enterprise and Agent Business of RSL Com U.S.A. Inc.

On December 10, 2002, I-Link, through its subsidiary WorldxChange, completed the purchase of the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”). The purchase of RSL was to advance the Company’s commercial agent business, to increase network utilization and to provide an entry into the management of information technology services for enterprise clients.  WorldxChange paid a purchase price of $7,500 in cash and assumed a non-interest bearing note for $1,000 which matures on March 31, 2004, subject to certain closing balance sheet adjustments, and has agreed to pay up to an additional $2,000 in consideration due on March 31, 2004, which is contingent upon the achievement of certain revenue levels by the Direct business for the year 2003.  The actual amount due will be prorated based upon 2003 Direct business revenues between $25,000 ($0 amount payable) to $35,000 ($2,000 payable).  The cash element of the purchase price of $7,500 was financed by a loan from Counsel to I-Link that is due March 1, 2004.  The Company also incurred $1,090 of transaction costs related to the purchase.

Any amount of the $2,000 contingent payable which is paid in the future will result in a future adjustment to the purchase price.

Except for the future effect on the purchase price resulting from any contingent payment, the allocation of fair values of assets acquired and liabilities assumed is as follows:

Accounts receivable and other current assets	$6,444
Furniture, fixtures, and equipment	3,102
Intangible assets	2,526
Accounts payable and accrued liabilities	(2,558)
$9,514

Note 8 – Acquisition of Transpoint

In July 2002, the Company agreed to purchase certain assets and related liabilities of Transpoint Communications, LLC (“Transpoint”) and Local Telecom Holdings, LLC (“Local Telecom”).  Also in July 2002, the Company and Local Telecom entered into a management agreement, pursuant to which the Company provides certain management services to Local Telecom for a monthly fee of $15, and a wholesale telecommunications services agreement, pursuant to which the Company provides network services (at prices comparable to those charged to third party carriers) to Local Telecom.  The Company recorded revenues from Local Telecom for management and wholesale telecommunications services totaling $153 during the first six months of 2003.  As part of the management agreement, the Company collected customer accounts on behalf of Local Telecom and paid certain costs and expenses of Local Telecom from the date of the agreement through June 30, 2003.  At June 30, 2003, the Company had an asset (included in long term other assets) from Local Telecom of $2,570 that represented uncollected revenues from Local Telecom plus costs and expenses paid for Local Telecom, less collections on accounts receivable of Local Telecom.  This receivable will be applied against the purchase price and, as a result, has been recorded as a long-term asset.  The acquisition closed on July 28, 2003 at an estimated purchase price of $2,791.

Note 9 – Accounting for Network Service Offering

The Company, through its Acceris Partners segment, began to sell a network service offering in November 2002.  The Company ceased selling this network service offering on July 23, 2003.  The Company has determined that collectibility of the amounts billed to customers is not reasonably assured at the time of billing. Under the Company’s agreements with the LEC’s, cash collections remitted to the Company are subject to adjustment, generally within two to four months.  Accordingly, the Company recognizes revenue when the actual cash collections to be retained by the Company are finalized. All direct expenses such as telecommunications network expenses are expensed as incurred.  Commission expense is recognized when amounts owing can be reasonably estimated.

During the six months ended June 30, 2003, the Company collected cash of $12,961 of which $4,142 has been recognized as revenue in the three months ended June 30, 2003 from sales of this service offering.  As of June 30, 2003, no revenue recognition has occurred for the cash collected ($8,819) in excess of the revenue recognized as the actual cash amount to be retained by the Company has not yet been finalized and accordingly this amount has been recorded as deferred revenue.  The Company will continue recognition of revenue from this program in the third and fourth quarters of 2003, from services rendered prior to June 30, 2003.

Note 10 – Settlement of Note Payable

In the second quarter of 2003, the Company, as a result of a significant increase in traffic, was relieved of future obligations under a 2001 note payable to a telecommunications carrier.  The note included a clause pertaining to volumes of traffic well in excess of the Company’s historical norms.  In April 2003, the Company had met such volume requirements and received a release, from the vendor, of future obligations under the note in the amount of $394.  The $394 was recorded as a reduction of telecommunications network expense as the original amount of the note had been charged to that category.

Note 11 – Discontinued Operations

On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to Buyers United.  The sale includes the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use I-Link’s proprietary software platform. The sale closed on May 1, 2003 and provides for a post closing cash settlement between the parties. The sale price consists of 300 shares of Series B convertible preferred stock (8% dividend) of Buyers United, subject to adjustment in certain circumstances, of which 75 are subject to an earn-out provision (contingent consideration) based on future events related to ILC’s single largest customer.  The earn-out takes place on a monthly basis over a fourteen-month period beginning January 2003.  The Company recognizes the value of the earn-out shares as additional sales proceeds when and if earned.  In both the first and second quarters of 2003, 16 (total of 32 for the six months) shares of the contingent consideration were earned and are included as a component of gain (loss) from discontinued operations.

The fair value of the 225 shares (non-contingent consideration to be received) of Buyers United convertible preferred stock was determined to be $1,350 as of December 31, 2002.  As of May 1, 2003, the combined fair value of the original shares (225) and the shares earned from the contingent consideration (21 shares) was determined to be $1,624, which increase is included in the calculation of gain (loss) from discontinued operation for the six months ended June 30, 2003.  As of June 30, 2003, the value of the convertible preferred stock was $1,691.  The increase in value of $67 was due to contingent shares (11) earned during May and June 2003 which value ($67) was included in the gain from discontinued operations for the quarter ended June 30, 2003.  As additional contingent consideration is received, it will be recorded as a gain from discontinued operations.

Upon closing of the sale, Buyers United assumed all operational losses since December 31, 2002.  Accordingly, the gain of $371 and $94 for the three and six months ended June 30, 2003, respectively, includes the increase in the sales price for the losses incurred since December 6, 2002.  In the three and six months ending June 30, 2002, the Company recorded a loss from discontinued operations related to ILC of $ 4,581 and $7,680, respectively.

Revenues of the discontinued operations were $513 and $2,006 in the three months ended June 30, 2003 and 2002, respectively and $2,108 and $4,162 in the six months ended June 30, 2003 and 2002, respectively.

Note 12 – Income Taxes

The Company recognized no income tax benefit from the losses generated in 2003 and 2002 because of the uncertainty of the realization of the related deferred tax asset.

Note 13 – Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  Litigation, which the Company is involved in is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Note 14 – Segment Reporting

The Company’s reportable segments are as follows:

•                  Acceris Solutions – is comprised of the enterprise business of RSL which was acquired in December 2002.  This segment offers voice and data solutions to enterprise customers through an in-house sales force.

•                  Acceris Partners  – includes the operations of WorldxChange (which began operations in June 2001 and was formerly reported as the dial-around segment) and the agent and residential business of RSL which was acquired in December 2002.  This segment offers a dial around telecommunications product and a 1+ product to residential and small business customers.

•                  Acceris Technologies – is the former technology licensing and development segment, which segment offers a fully developed network convergence solution for voice and data.  This segment licenses certain developed technology to third party users.

Inter-segment revenues consist of $3,598 and $7,904 million for the three and six-month periods ended June 30, 2003, respectively, in relation to telecommunication services rendered by Acceris Partners to Acceris Solutions. The Company’s business is conducted principally in the U.S.; foreign operations are not material.  The table below presents information about revenues from external customers and segment loss for the three and six-month periods ended June 30, 2003 and 2002.  There has been no material change in segment assets from the amounts reported in the Company’s annual report on Form 10-K/A for the year ended December 31, 2002 except that the assets of Acceris Technologies increased approximately $1,000 primarily due to an investment in preferred stock received as payment of a licensing and related services contract (see Note 6).

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
			(as restated)
Revenues from external customers:
Acceris Solutions	$6,747	$—	$13,842	$—
Acceris Partners	29,248	20,984	52,520	43,795
Acceris Technologies	1,050	888	1,050	2,469

Total revenues from external customers for reportable segments	$37,045	$21,872	$67,412	$46,264

Segment loss:
Acceris Solutions	$(569)	$—	$(1,845)	$—
Acceris Partners	(1,488)	(598)	(12,871)	(2,022)
Acceris Technologies	476	185	402	1,104

Total segment loss for reportable segments	(1,581)	(413)	(14,314)	(918)
Unallocated amounts in consolidated net loss:
Amortization of discount on notes payable	(192)	(137)	(382)	(272)
Corporate interest expense	(1,362)	(1,123)	(2,655)	(2,139)
Other corporate expenses	(949)	(624)	(1,351)	(1,472)
Consolidated net loss from continuing operations	$(4,084)	$(2,297)	$(18,702)	$(4,801)

The accompanying notes are an integral part of these consolidated financial statements

Item 2- Management’s Discussion and Analysis and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Form 10-K/A for the year ended December 31, 2002 and Form 10-Q/A for the quarter ended March 31, 2003.  All numbers are in thousands except for per share data.

Forward Looking Information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to I-Link that are based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words “may”,” will”, “ anticipate”,” “believe,” “estimate,” “expect,” and “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward-looking statements.  Several of these factors include, without limitation:

•                  Our ability to:

•       finance and manage expected growth;

•       maintain our relationship with telecommunication and content providers;

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

•                  adjust the channel of distribution for Acceris Partners from a direct and multi level marketing (MLM) agent channel strategy to a commercial agent and MLM strategy which includes adding a 1+ offering to our current 10-10-xxx product;

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

Restatement

The consolidated financial statements for the quarter ended March 31, 2003 have been restated from those originally issued. The year to date financial results referenced to herein, include the impact of the restatement on the first quarter of 2003. The reason for the restatement and the impact of the restatement are as follows.  I-Link commenced the sale of a network service offering in November 2002 and ceased offering the service on July 23, 2003.  Revenue from this service offering was recorded as an element of telecommunication services which we had initially recorded on the accrual basis and estimated uncollectible revenues.  In the second quarter of 2003, we determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing.  Accordingly, we have revised our method of accounting for revenues from this network service offering, from the accrual method to recognition of revenue when the amount of our actual cash collections are known and retained by us.  Under our agreement with the LEC’s, cash collections remitted to us are subject to adjustment generally within two to four months.  Commissions (included in selling, general and administrative expense) and estimated bad debt expenses associated with the eliminated revenues have been eliminated.  All other direct expenses such as telecommunications network expenses are expensed as incurred and totaled $6,205 in the first quarter of 2003.  An estimate of commission expense of $722 has been recognized in the first quarter of 2003, which coupled with a reversal (due to change from the accrual method of accounting) of a commission adjustment of $599 as originally reported, results in an adjustment of $1,322 to commissions expense.  The effect of these changes is an increase in the net loss for the first quarter of 2003 of $11,972, or $.10 per share.  Under the program as of March 31, 2003, we collected net cash of $5,125 for which no revenue recognition occurred until the second quarter of 2003.  In accordance with the accounting policy this amount was recorded as deferred revenue as of March 31, 2003.  We anticipate recognizing revenue from this program commencing in the second quarter and ending in the fourth quarter of 2003.  The fourth quarter of 2002 has also been restated as presented in our amended annual report on Form 10K/A.

The effect of this change on the three-months ended March 31, 2003 is set out in the following table:

Net loss as originally reported	$(2,923)
Reduction of telecommunication services revenue	(11,627)
Reduction of provision for doubtful accounts	977
Increase in selling, general and administrative expense	(1,322)
Net loss as restated	$(14,895)

Net loss per share as originally reported	$(0.03)
Net loss per share as restated	$(0.13)

The following sets forth the effect of these restatements on the consolidated balance sheet as of March 31, 2003.

	As Originally Reported	Adjustments	As Restated
Accounts receivable, net	$24,653	$(10,352)	$14,301
Unearned revenue	1,179	5,125	6,304
Shareholders’ deficit	(63,342)	(15,477)	(78,819)

Operations

I-Link has a single majority owner (Counsel Communications LLC) which is a wholly-owned subsidiary of Counsel Corp. (collectively “Counsel”).

The principal continuing operation of I-Link began in June 2001, when our wholly owned subsidiary WorldxChange Corp. (“WorldxChange”) purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.  WorldxChange also offers a 1+ product (allowing a customer to pick up the phone and dial 1+ area code and number) to its customers.  WorldxChange primarily utilizes commercial agents as well as MLM agents to retain and attract new customers.

Continuing operations also includes the Enterprise and Agent business of RSL COM U.S.A. Inc (“RSL”) which WorldxChange purchased on December 10, 2002.  These businesses provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and long distance and other voice services to small businesses and the consumer/residential market (“A&R” business). Additionally, in August 2003, we announced that we intend to offer local communications products to our residential and small business customers beginning in the fourth quarter of 2003.  The service will be provided under the terms of the Unbundled Network Element Platform (UNE-P) authorized by the Telecommunications Act of 1996 and will be available in New York and New Jersey initially, expanding to other markets throughout the United States.

I-Link, through it’s subsidiary I-Link Communications Inc. (“ILC”), historically offered enhanced telecommunication services and products based on Internet Protocol (“IP”) technology.  The suite of services included a one number “follow me” service, long distance calling, unified messaging and conference calling.  On December 6, 2002, we entered into an agreement to sell substantially all of the assets and customer base of ILC to Buyers United, Inc. (“BUI”). The sale closed on May 1, 2003.  The sale included the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a fully paid perpetual license to use our proprietary software-based network convergence solution for voice and data.  The results of ILC have been classified as discontinued operations in our statements of operations.  Assets and liabilities as of June 30, 2003 related to ILC have been reflected as assets and liabilities of discontinued operations in the balance sheet as of June 30, 2003.

I-Link continues to offer licenses to use our technology, which allows its customers to reduce telecommunication costs and/or enter the enhanced communications market. In January 2003, we entered into our second domestic agreement with a communications company, to license and assist that company in deploying a similar network solution for voice and data.

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

In late 2002, we reorganized I-Link into three operating segments, namely:

1.               Acceris Communications Partners (“Acceris Partners”). Acceris Partners is a combination of the WorldxChange assets acquired in June 2001 and the A&R business of RSL, which we acquired in December 2002. Acceris Partners is a facilities-based provider of long distance telecommunication services to end users.

2.               Acceris Communications Solutions (“Acceris Solutions”). Acceris Solutions is the Direct business of RSL, which was acquired in December 2002.  Acceris Solutions provides customized integrated communications solutions for voice and data.

3.               Acceris Communications Technologies (“Acceris Technologies”). Acceris Technologies is the former technology licensing and development business of I-Link.  Acceris Technologies offers a fully developed network convergence solution for voice and data.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2003 were $2,048 as compared to $3,620 at December 31, 2002.

Cash flow from operating activities

Cash used by operating activities during the six-month period ended June 30, 2003 was $5,085 as compared to $3,353 during the same period ended June 30, 2002. The net increase in cash used in 2003 was primarily due to: (1) an increase of $11,434 in our net loss after allowance for non-cash expenses, offset by (2) a decrease in cash used of $9,702 associated with timing of collections and payments related to accounts receivable, other assets, unearned revenue, accounts payable and accrued liabilities.

Cash utilized in investing activities

Net cash used in investing activities in the six-month period ended June 30, 2003 was $1,145 as compared to net cash used of $821 in the same period ended June 30, 2002.  In the first six months of 2003, cash used by investing activities was attributable to the purchase of equipment in the amount of  $1,305, which amount was offset by cash received from the sale of assets in the amount of $160.  In the first six months of 2002, cash used by investing activities was attributable to the purchase of furniture, fixtures, equipment and software.

Cash provided by financing activities

Financing activities provided net cash of $4,658 in the first six months of 2003 as compared to cash provided of $3,300 in the same period of 2002.  Cash provided in 2003 included net borrowings from our revolving credit facility of $5,762 and Counsel of $100.  These increases were offset by payments of  $1,268 on our capital lease obligations.  Additionally, we received $64 from Counsel as payment of I-Link expenses.  Cash provided in 2002 included proceeds of $5,954 from notes payable to a related party.  These proceeds were offset by net repayments of $1,311 on our revolving credit facility and $1,343 on long-term debt and capital lease obligations.  As of June 30, 2003, we had borrowed all amounts available under our revolving credit facility.

We incurred a net loss from continuing operations of $18,702 for the six-months ended June 30, 2003 and as of June 30, 2003 had an accumulated deficit of $212,909.  We anticipate that revenues generated from operations will be sufficient during the remainder of 2003 and into 2004 to fund our operations and continued expansion of our private telecommunications network facilities and anticipated growth in our subscriber base.  However, to the extent that cash flow from operations is insufficient to fund our operations, we continue to be dependent upon funding from our majority stockholder, Counsel Springwell Communications LLC (formerly Counsel Communications LLC), and its parent Counsel Corporation (collectively Counsel) to fund our operational cash needs (see discussion below).

Current Position/Future Requirements

We have incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $82,468 and negative working capital of $66,741 at March 31, 2003. We financed our operations during the six months ended June 30, 2003 through related party debt with an outstanding balance of $61,852 and a revolving credit facility with an outstanding balance of $14,848 as of June 30, 2003.  We have taken steps to improve our cash flow from operations, which include the curtailment of our Draper, Utah operation, the sale of our former telecommunications segment to Buyers United Inc. that was completed in May 2003 and the acquisition of RSL. We are pursuing additional third party funding and have also taken steps to improve our capital structure, which include the conversion of amounts owed to Counsel of $30,867 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $30,985 of related party debt which is not subject to the debt restructuring, matures on June 30, 2004. We also have an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At June 30, 2003, we had $61,852 of related party debt.  In order to reduce our cash requirements to pay this debt, we entered into an amended debt restructuring agreement with Counsel whereby approximately $30,867 will be converted into common stock, reducing our debt obligation and related interest charges without expending cash.  Additionally, in March 2003, Counsel extended the due date of a $9.4 million note from I-Link to June 30, 2004.  As a result, the remaining $30,985 of related party debt matures on June 30, 2004. Subsequent to April 15, 2004, should Counsel not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, we will be required to restructure our debt with Counsel to further extend payments of principal and interest or find alternative funding to replace the Counsel debt.

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

Management Discussion of Three and Six Month Results of Operations

The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended June 30, 2003.   The amounts shown below for the quarters ended December 31, 2002 and March 31, 2003 are as restated.

(in thousands expect per share amounts)

	2001 Q3	2001 Q4	2002 Q1	2002 Q2	2002 Q3	2002 Q4	2003 Q1	2003 Q2
Revenues:
Acceris Partners	$21,487	$22,869	$22,811	$20,984	$19,834	$20,077	$23,272	$29,248
Acceris Solutions	—	—	—	—	—	1,547	7,095	6,747
Acceris Technologies	1,420	1,420	1,581	888	321	47	—	1,050
	22,907	24,289	24,392	21,872	20,155	21,671	30,367	37,045

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	15,727	14,503	13,273	12,237	11,197	14,228	25,749	21,319
Selling, general and administrative	8,282	16,385	8,700	7,147	7,389	9,781	14,224	14,617
Provision for doubtful accounts	1,172	1,408	1,356	1,251	1,119	2,273	1,175	1,131
Research and development	435	308	382	464	316	237	—	—
Depreciation and amortization	2,748	1,735	1,021	1,019	985	1,245	1,826	1,758
Operating loss	(5,457)	(10,050)	(340)	(246)	(851)	(6,093)	(12,607)	(1,780)

Other income (expense):
Interest expense	(1,796)	(1,923)	(2,173)	(2,061)	(1,777)	(1,883)	(2,013)	(2,305)
Interest and other income	25	4	9	10	152	224	2	1
Gain on sale of subsidiary	—	589	—	—	—	—	—	—
Loss from continuing operations	(7,228)	(11,380)	(2,504)	(2,297)	(2,476)	(7,752)	(14,618)	(4,084)
Loss from discontinued operations	(13,275)	(4,198)	(3,099)	(4,581)	(1,463)	(3,365)	(277)	371
Net loss before extraordinary item	(20,503)	(15,578)	(5,603)	(6,878)	(3,939)	(11,117)	(14,895)	(3,713)
Extraordinary item	—	1,093
Net loss	$(20,503)	$(14,485)	$(5,603)	$(6,878)	$(3,939)	$(11,117)	$(14,895)	$(3,713)

Weighted average shares outstanding	113,672	116,550	116,550	116,550	116,550	116,550	116,670	116,670

Net loss per common share - basic and diluted
Loss from continuing operations	$(0.06)	$(0.10)	$(0.02)	$(0.02)	$(0.02)	$(0.07)	$(0.13)	$(0.03)
Loss from discontinued operations	(0.12)	(0.03)	(0.03)	(0.04)	(0.01)	(0.03)	(0.00)	0.00
Extraordinary gain from extinguishment of debt	—	0.01	—	—	—	—	—	—
Net loss per common share	$(0.18)	$(0.12)	$(0.05)	$(0.06)	$(0.03)	$(0.10)	$(0.13)	$(0.03)

Three-Month Period Ended June 30, 2003 Compared to Three-Month Period Ended June 30, 2002

In order to more fully understand the comparison of the results of continuing operations for the three months ended June 30, 2003 as compared to the same three months in 2002, it is important to note the following significant changes in our operations that occurred in 2003 and 2002:

•                  On December 10, 2002, WorldxChange acquired the Enterprise and Agent Business of RSL, including the assumption of certain liabilities.  The RSL operations from April 1, 2003 to June 30, 2003 have been included in the statement of operations for the second quarter of 2003.  However, there were no such operations in the second quarter of 2002.

•                  On December 6, 2002, we entered into an agreement to sell substantially all of the assets and customer base of ILC. The sale closed on May 1, 2003.  As a result of the agreement, the operational results related to ILC have been reclassified as discontinued operations in the current and prior year and accordingly are not specifically included in the following analysis of continuing operations for 2003 or 2002.

•                  In November 2002, we began to sell a network product obtained from one new supplier who we did not have in the periods prior to that date.  The sale of that product was ceased in late July 2003.

Revenues

Telecommunications services revenue increased $15,011 to $35,995 in the second quarter of 2003 as compared to $20,984 in the same period of 2002.  The primary reasons for the increase related to:

•                  the acquisition of the RSL Enterprise business (Acceris Solutions) that was acquired in December 2002.  Accordingly, the second quarter of 2003 includes revenues of $6.7 million from the RSL business for which there was no comparable revenue in the same period of 2002,

•                  revenues of $4,142 representing actual cash collections from our network service offering that have been finalized during the second quarter of 2003 from billings prior to June 30, 2003.  Revenue from this product is accounted for when the actual cash collections to be retained by the company are finalized. As of June 30, 2003, we have collected cash of $8,819 for which no revenue has been recognized as the actual amount to be retained by us is not yet finalized and in accordance with our accounting policy, this amount has been recorded as deferred revenue. We anticipate continuing recognition of revenue from this program in the third and fourth quarters of 2003.  This product was terminated in July 2003 and thus billings for this product will cease after July 2003.  There was no comparable revenue in the second quarter of 2002.

Other than the two items described above, the incremental telecommunications services revenue was associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R business of RSL.

Technology licensing and related services revenue was $1,050 in the second quarter of 2003 as compared to $888 in the second quarter of 2002.  The revenues in 2003 relate to one contract which was entered into in the first quarter of 2003 for which acceptance was obtained in the second quarter.  The contract involves both technology licensing and the provision of services.  Revenues from the contract are being recognized over the service period starting with acceptance in the second quarter and will continue during the period of our continued involvement.  We anticipate that the balance of the contract revenue ($512) will be recognized during the remainder of 2003.  Technology licensing revenues are project based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Operating costs and expenses

Telecommunication network expense was $21,319 in the three months ended June 30, 2003 as compared to $12,237 in the same period of 2002.  The increase in 2003 over 2002 relates primarily to:

•                  the acquisition of the Enterprise Business of RSL (Acceris Solutions) in December 2002.  Accordingly, the second quarter of 2003 includes network expenses of approximately $3,900 for which there was no comparable expense in the same period of 2002,

•                  inclusion of network expenses of approximately $2,200 related to the sale of a network service offering in the second quarter of 2003 that we did not have in the same period in 2002. The relationship was terminated in late July 2003 and accordingly third quarter telecommunication network expense will decrease related to this one offering, and

•                  inclusion of approximately $4,000 in network expenses associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R business of RSL, offset by a $1,061 reduction in Universal Service Fund fees associated with regulatory changes related to the fund.

Telecommunication services margins (telecommunication services revenues less telecommunications network expenses) in 2003 continue to fluctuate significantly from period to period; margins are expected to continue to fluctuate significantly for the remainder of the year. Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

•     Differences in attributes associated with the various 700+ long distance programs.   The effectiveness of each offering can change margins significantly from period to period. Some factors that affect the effectiveness of any program include the ongoing deregulation of phone services in various countries where customer traffic terminates, actions and reactions by competitors to market pricing, the trend toward bundled service offerings and the increasing level of wireline to cellular connections.

•      The Company’s frame relay network and voice network.  Each network has a significant fixed cost element and a minor variable per minute cost of traffic carried element; significant fluctuations in the number of minutes carried from month to month can significantly affect the margin percentage from period to period.

•      Changes in contribution rates to the Universal Service Fund and other regulatory changes associated with the fund. Such changes include increases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that Universal Service Fund contributions collected from customers can no longer exceed contributions. In addition, changes in customer traffic patterns also increase and decrease our margins.

•      The expensing on a period basis of costs associated with a network service offering that was introduced in November 2002 and terminated in July 2003. Costs recorded related to this program since inceptions have totalled approximately $9,700, while revenue has totalled approximately $4,200 through June 30, 2003.  In the third and fourth quarter of 2003, we expect to record a significant amount of revenue from this network service offering for services delivered prior to June 30, 2003 due to our accounting for revenues related to this offering on the cash basis of accounting; however, telecommunications network expenses related to this offering ceased in July 2003

In the remainder of 2003, excluding revenues and expenses related to the network service offering, we expect telecommunication network expense will directly correlate with telecommunication services revenues and that the telecommunications services margin will remain consistent with the first and second quarters of 2003.  The margin on the network service offering will be higher than normal in the rest of 2003 due to revenue to be recognized in the remainder of 2003 on services provided prior to June 30, 2003.

Our selling, general, administrative and other expense was $14,617 in the three months ended June 30, 2003 as compared to $7,147 in the same period of 2002. The increase in 2003 over 2002 primarily relates to:

•                  inclusion of approximately $2,723 related to Acceris Solutions (acquired in December 2002) for which there was no comparable expense in first quarter of 2002,

•                  an increase in personnel costs of approximately  $1,160 from the second quarter of 2002 to the second quarter of 2003 primarily relating to the increase in number of employees,

•                  an increase in professional fees in the second quarter of 2003 of approximately $873 related to professional fees compared to the second  quarter of 2002,

•                  an increase of $2,247 in billing and collection charges and outside agent commissions when compared to the same period in 2002 relating primarily to the increase in Acceris Partners’ revenue, and

•                  an increase of  $467 in other expenses when compared to the same period in 2002, which increase was primarily related to the increase in Acceris Partners’ revenues.

The provision for doubtful accounts was $1,131 in the three months ended June 30, of 2003 as compared to $1,250 in the same period of 2002.  Excluding revenues from the network service offering and Acceris Solutions (which has a very small bad debt percentage), the allowance was comparable to the prior year and we expect that to continue in the near future.

Depreciation and amortization was $1,758 in the three months ended June 30, 2003 compared to $1,019 in the same period of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of $681 related to the A&R and Direct Business of RSL (acquired in December 2002) for which there was no comparable expense in same period of 2002.   We anticipate the depreciation expense in the third quarter of 2003 to approximate the second quarter.

We did not incur any research and development costs in the second quarter of 2003 compared to $465 in the same period of 2002.  The decrease is primarily due to our agreement to sell ILC in December 2002, which was the only entity that had been performing research and development.  Our current efforts are aimed at selling our existing products and, accordingly, we expect that there will be minimal research and development activities in the remainder of 2003.

Other income (expense)

Interest expense increased $244 to $2,305 in the second quarter of 2003 as compared to $2,061 in the same period of 2002. The increase was primarily due to the combination of:

•                  an increase of $349 related to increased debt to our parent company (Counsel),

•                  a decrease of $240 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel,

•                  an increase of $145 relating to interest to a vendor,

•                  an increase of $46 on Acceris Partners’ revolving credit facility, and

•                  a decrease of $36 on capital leases.

Loss from Discontinued Operations

In the second quarter of 2003, we recorded a gain from discontinued operations of $371 related to the agreement to sell ILC operations to BU entered into in December 2002.  The sale closed on May 1, 2003. Upon closing of the sale, Buyers United assumed all operational losses since December 31, 2002.  Accordingly, the gain of $371 for the three months ended June 30, 2003 includes the increase in the sales price for the losses incurred since December 6, 2002.  In the second quarter of 2002, we recorded a loss from discontinued operations related to ILC of $4,581.

Analysis by Segment:

In the segment reporting footnote of the consolidated financial statements, we segment our telecommunications services revenue into its two operating segments, Acceris Partners and Acceris Solutions. The Acceris Partners segment includes the operations of WorldxChange and the A&R business of RSL.  The Acceris Solutions segment is comprised of the Direct business of RSL.  Additionally, our segment reporting includes information on the licensing revenues of our Acceris Technologies segment.

Acceris Partners

	for the three months ended
	June 30, 2002	June 30, 2003
Revenues	$20,984	$29,248

Telecommunication network expense (excluding depreciation and amortization below)	12,237	17,375
Selling, general and administrative	6,179	10,178
Provision for doubtful accounts	1,251	1,170
Depreciation and amortization	977	1,162
Segment operating income (loss)	$340	$(637)

Revenues

Acceris Partners telecommunication services increased $8,264 to $29,248 in the three months ended June 30, 2003 as compared to $20,984 in the same period in 2002. The increase was primarily due to:

•                  incremental telecommunications services revenue of approximately $4,122 associated with growth in the subscriber base primarily due to the December 2002 acquisition of the A&R business of RSL and

•                  revenues of $4,142 representing actual cash collections from our network service offering that have been finalized during the second quarter of 2003 from billings prior to June 30, 2003.  Revenue from this product is accounted for when the actual cash collections to be retained by the company are finalized. As of June 30, 2003, we have collected cash of $8,819 for which no revenue has been recognized as the actual amount to be retained by us is not yet finalized and in accordance with our accounting policy, this amount has been recorded as deferred revenue. We anticipate continuing recognition of revenue from this program in the third and fourth quarters of 2003.  This product was terminated in July 2003 and thus billings for this product will cease after July 2003. There was no comparable revenue in the second quarter of 2002.

Operating costs and expenses

Acceris Partners’ telecommunication network expense was $17,375 in the three months ended June 30, 2003 as compared to $12,237 in the same period of 2002.  The increase in 2003 over 2002 relates primarily to:

•                  inclusion of approximately $2,950 in network expenses associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R business of RSL, and

•                  inclusion of network expenses of $2,200 related to the sale of a network service offering in the three months ended June 30, 2003 that we did not have in the same period in 2002.

In the remainder of 2003, excluding revenues and expenses related to the network service offering, we expect telecommunication network expense will directly correlate with telecommunication services revenues and that the telecommunications services margin will remain consistent with the first and second quarters of 2003.  The margin on the network service offering will be higher than normal in the rest of 2003 due to revenue to be recognized in the remainder of 2003 on services provided prior to June 30, 2003.

Acceris Partners’ selling, general, administrative and other expense was $10,178 in the three months ended June 30, 2003, up from $6,179 in the same period of 2002. The increase in 2003 over 2002 primarily relates to:

•                  an increase in personnel costs of approximately  $572 from the second quarter of 2002 to the second quarter of 2003 primarily relating to the increase in number of employees,

•                  an increase in the second quarter of 2003 of approximately $697 related to professional fees and outside services compared to the second quarter of 2002,

•                  an increase of $2,247 in billing and collection charges and outside agent commissions when compared to the same period in 2002 relating primarily to the increase in Acceris Partners’ revenue, and

•                  an increase of  $483 in other expenses when compared to the same period in 2002, which increase was primarily related to the increase in Acceris Partners’ revenue.

In the first quarter of 2003, we negotiated and received a concession from one new significant supplier.  We negotiated a reduction in costs payable to the supplier of approximately $4,463 of which $2,999 was recovered in the first quarter by reduction of commissions otherwise payable to the supplier. An additional $1,150 was recovered in the second quarter of 2003 and the balance of approximately $314 is available to be recovered in the third quarter.  Such recoveries (if any) will be recorded as actual reductions if the commissions occur.

Acceris Partners’ provision for doubtful accounts was $1,170 in the three months ended June 30, 2003 as compared to $1,251 in the same period of 2002. Excluding revenues from the network service offering and Acceris Solutions (which has a very small bad debt percentage) the allowance was comparable to the prior year.

Acceris Partners’ depreciation and amortization was $1,162 in the three months ended June 30, 2003 compared to $977 in the same period of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of depreciation related to the A&R Business of RSL (acquired in December 2002) for which there was no comparable expense in same period of 2002.   We anticipate the depreciation expense in the third quarter of 2003 to be comparable to the second quarter.

Acceris Solutions:

	for the three months ended
	June 30, 2002	June 30, 2003
Revenues	$—	$6,747

Telecommunication network expense (excluding depreciation and amortization below)	—	3,944
Selling, general and administrative	—	2,724
Provision for doubtful accounts	—	(39)
Depreciation and amortization	—	596
Segment operating loss	$—	$(478)

As Acceris Solutions was acquired in December 2002, there were no comparable revenues or expenses incurred in the three months ending June 30, 2002.

Revenues

Revenue from Acceris Solutions in 2003 came from the Enterprise business of RSL, which we acquired in December 2002.  Accordingly, Acceris Solutions segment had no revenues in the second quarter of 2002.  Revenue of $6,747 was earned in the second quarter of 2003.  We expect the third quarter of 2003 to be comparable to the second quarter and the fourth quarter to show a slight increase in revenue from our sales efforts.

Operating costs and expenses

Acceris Solutions incurred $3,944 of network expense in the three months ended June 30, 2003.  We anticipate that its telecommunications network expense will be change in the future in relation to the changes in revenue.

Acceris Solutions incurred $2,724 of selling, general, administrative and other expense in the three months ended June 30, 2003.  It is anticipated that this expense will remain constant during the remainder of 2003.

Acceris Solutions recorded a net recovery in its provision for doubtful accounts of $39 in the three months ended June 30, 2003.  During the quarter we had a recovery of $79 which offset the provision for doubtful accounts of $40.  We anticipate that the third quarter will approximate the second quarter provision without the recovery.

Acceris Solutions recorded $596 in depreciation and amortization in the three months ended June 30, 2003. It is anticipated that its depreciation and amortization will remain constant during the balance of 2003.

Acceris Technologies

	for the three months ended
	June 30, 2002	June 30, 2003
Revenues	$888	$1,050

Selling, general and administrative	219	575
Research and development	465	—
Depreciation and amortization	19	—
Segment operating income	$185	$475

Revenues

Acceris Technologies is the segment responsible for licensing and related services revenue.  Acceris Technologies had revenues of $1,050 in the three months ended June 30, 2003 as compared to $888 in the same period of 2002.  The revenues in 2003 relate to one contract which was entered into in the first quarter of 2003 for which acceptance was obtained in the second quarter. The contract involves both technology licensing and the provision of services.  Revenues from the contract are being recognized over the service period starting with acceptance in the second quarter and will continue during the period of our continued involvement.  We anticipate that the balance of the contract revenue ($512) will be recognized during the remainder of 2003.  Revenues in the three months ended June 30, 2002 related to three contracts no longer in effect in 2003. Technology licensing revenues are project based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Operating costs and expenses

Acceris Technologies’ selling, general, administrative and other expense was $575 in the three months ended June 30, 2003 as compared to $219 in the same period of 2002. The increase is directly related to our addition of employees to this division in 2003, principally a president and an independent sales agent.   We anticipate that selling, general, administrative and other expense will vary with revenues and anticipate that these costs will decrease in the third and fourth quarters of 2003

Acceris Technologies had no provision for doubtful accounts in the three months ended June 30, 2003 or 2002.

Acceris Technologies recorded minimal depreciation in the three months ended June 30, 2003 and we anticipate that to continue through the remainder of 2003. The decrease is related to the decrease in the number of employees in 2003 as compared to 2002 due to a reduction in work force in late 2002.

Acceris Technologies did not incur any research and development costs in the three months ended June 30, 2003 compared to $465 in the same period of 2002.  The decrease is primarily due to our agreement to sell ILC in December 2002, which entity had been performing research and development.  Our current efforts are aimed at selling our existing products and accordingly we expect that there will be minimal research and development activities in the remainder of 2003.

Six-Month Period Ended June 30, 2003 Compared to Six-Month Period Ended June 30, 2002

The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended June 30, 2003. The amounts shown below for the quarters ended December 31, 2002 and March 31, 2003 are as restated.

(in thousands expect per share amounts)

	2001 Q3	2001 Q4	2002 Q1	2002 Q2	2002 Q3	2002 Q4	2003 Q1	2003 Q2	Six months ended June 30,
									2002	2003
Revenues:
Acceris Partners	$21,487	$22,869	$22,811	$20,984	$19,834	$20,077	$23,272	$29,248	$43,795	$52,520
Acceris Solutions	—	—	—	—	—	1,547	7,095	6,747	—	13,842
Acceris Technologies	1,420	1,420	1,581	888	321	47	—	1,050	2,469	1,050
	22,907	24,289	24,392	21,872	20,155	21,671	30,367	37,045	46,264	67,412

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	15,727	14,503	13,273	12,237	11,197	14,228	25,749	21,319	25,510	47,068
Selling, general and administrative	8,282	16,385	8,700	7,147	7,389	9,781	14,224	14,617	15,847	28,841
Provision for doubtful accounts	1,172	1,408	1,356	1,251	1,119	2,273	1,175	1,131	2,607	2,306
Research and development	435	308	382	464	316	237	—	—	847	—
Depreciation and amortization	2,748	1,735	1,021	1,019	985	1,245	1,826	1,758	2,040	3,584
Operating loss	(5,457)	(10,050)	(340)	(246)	(851)	(6,093)	(12,607)	(1,780)	(587)	(14,387)

Other income (expense):
Interest expense	(1,796)	(1,923)	(2,173)	(2,061)	(1,777)	(1,883)	(2,013)	(2,305)	(4,233)	(4,319)
Interest and other income	25	4	9	10	152	224	2	1	19	4
Gain on sale of subsidiary	—	589	—	—	—	—	—	—	—	—
Loss from continuing operations	(7,228)	(11,380)	(2,504)	(2,297)	(2,476)	(7,752)	(14,618)	(4,084)	(4,801)	(18,702)
Loss from discontinued operations	(13,275)	(4,198)	(3,099)	(4,581)	(1,463)	(3,365)	(277)	371	(7,680)	94
Net loss before extraordinary item	(20,503)	(15,578)	(5,603)	(6,878)	(3,939)	(11,117)	(14,895)	(3,713)	(12,481)	(18,608)
Extraordinary item	—	1,093	—	—	—	—	—	—	—	—
Net loss	$(20,503)	$(14,485)	$(5,603)	$(6,878)	$(3,939)	$(11,117)	$(14,895)	$(3,713)	$(12,481)	$(18,608)

Weighted average shares outstanding	113,672	116,550	116,550	116,550	116,550	116,550	116,670	116,670	116,550	116,670

Net loss per common share - basic and diluted
Loss from continuing operations	$(0.06)	$(0.10)	$(0.02)	$(0.02)	$(0.02)	$(0.07)	$(0.13)	$(0.03)	$(0.04)	$(0.16)
Loss from discontinued operations	(0.12)	(0.03)	(0.03)	(0.04)	(0.01)	(0.03)	(0.00)	0.00	(0.07)	0.00
Extraordinary gain from extinguishment of debt	—	0.01	—	—	—	—	—	—	—	—
Net loss per common share	$(0.18)	$(0.12)	$(0.05)	$(0.06)	$(0.03)	$(0.10)	$(0.13)	$(0.03)	$(0.11)	$(0.16)

In order to more fully understand the comparison of the results of continuing operations for the six months ended June 30, 2003 as compared to the same period in 2002, it is important to note the following significant changes in our operations that occurred in 2003 and 2002:

•                  On December 10, 2002, WorldxChange acquired the Enterprise and Agent Business of RSL, including the assumption of certain liabilities.  The RSL operations from January 1, 2003 to June 30, 2003 have been included in the statement of operations for the first six months of 2003.  However, there were no such operations in the same period of 2002.

•                  On December 6, 2002, we entered into an agreement to sell substantially all of the assets and customer base of ILC. The sale closed on May 1, 2003.  As a result of the agreement, the operational results related to ILC have been reclassified as discontinued operations in the current and prior year and accordingly are not specifically included in the following analysis of continuing operations for 2003 or 2002.

•                  In November 2002, we began to sell a network product obtained from one new supplier who we did not have in the periods prior to that date. The sale of that product was ceased in late July 2003.

Revenues

Telecommunications services revenue increased $22,567 to $66,362 in the first six months of 2003 as compared to $43,795 in the same period of 2002.  The primary reasons for the increase related to:

•                  the acquisition of the RSL Enterprise business (Acceris Solutions) in December 2002.  Accordingly, the first six months of 2003 includes revenues of $13,842 from the RSL Enterprise business for which there was no comparable revenue in the same period of 2002,

•                  incremental telecommunications services revenue of $4,583 in the Acceris Partners segment associated with growth in the subscriber base primarily due to the December 2002 acquisition of the A&R business of RSL, and

•                  revenues of $4,142 representing actual cash collections from our network service offering that have been finalized during the first six months of 2003 from billings prior to June 30, 2003.  Revenue from this product is accounted for when the actual cash collections to be retained by the company are finalized. There was no comparable source of revenue for the same period in 2002.

Technology licensing and related services revenue decreased $1,419 to $1,050 in the first six months of 2003 as compared to $2,469 in the same period of 2002.  The decrease was related to having revenue from one contract outstanding in the first six months of 2003 compared to three contracts outstanding in first six months of 2002. Technology licensing revenues are project based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Operating costs and expenses

Telecommunication network expense was $47,068 in the first six months ended June 30, 2003 as compared to $25,510 in the same period of 2002.  The increase in 2003 over 2002 relates primarily to:

•                  the acquisition of the former RSL enterprise business (Acceris Solutions) in December 2002.  Accordingly, the first six months of 2003 includes network expenses of  $8,773 for which there was no comparable expense in the same period of 2002, and

•                  inclusion of network expenses of $8,371 related to the sale of a network service offering in the first six months of 2003 that we did not have in the same period in 2002.  The relationship was terminated in late July 2003.

•                  an increase of approximately $4,414 in network expenses associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R Business of RSL.

Our selling, general, administrative and other expense was $28,841 in the six months ended June 30, 2003 as compared to $15,847 in the same period of 2002.  The increase in 2003 over 2002 primarily relates to:

•                  inclusion of $5,492 related to the Enterprise Business of RSL (acquired in December 2002) for which there was no comparable expense in the first six months of 2002,

•                  an increase in personnel costs of approximately  $1,743 from the first six months of 2002 to the first six months of 2003 primarily relating to the increase in number of employees,

•                  an increase in the first six months of 2003 of approximately $1,754 related to professional fees and outside services compared to the first six months of 2002,

•                  an increase of $4,518 in billing and collection charges and outside agent commissions when compared to the same period in 2002 relating primarily to the increase in Acceris Partners’ billings,

•                  a decrease of $1,460 in advertising costs from the first six months of 2002 to 2003, which decrease relates to the curtailment of a direct advertising program in the first quarter of 2002, and

•                  an increase of  $947 in other expenses when compared to the same period in 2002, which increase was primarily related to the increase in Acceris Partners’ revenues.

The provision for doubtful accounts was $2,306 in the first six months ended June 30, 2003 as compared to $2,607 in the same period of 2002. Excluding revenues from the network service offering and Acceris Solutions (which has a very small bad debt percentage), the allowance was comparable to the prior year and we expect that to continue in the near future.

Depreciation and amortization was $3,584 in the six months ended June 30, 2003 compared to $2,040 in the same period of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of $1,476 related to the Direct and A&R Business of RSL (acquired in December 2002) for which there was no comparable expense in same period of 2002.

We did not incur any research and development costs in the first six months of 2003 compared to $847 in the same period of 2002.  The decrease is primarily due to our agreement to sell ILC in December 2002, which was the only entity that had been performing research and development.

Other income (expense)

Interest expense increased $86 to $4,319 in the first six months of 2003 as compared to $4,233 in the same period of 2002. The increase was primarily due to the combination of:

•                  an increase of $712 related to increased debt to our parent company (Counsel);

•                  an increase of $170 on Acceris Partners’ revolving credit facility;

•                  a decrease of $727 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel;

•                  an increase of $145 relating to interest to a vendor; and

•                  a decrease of $98 on capital leases.

Loss from Discontinued Operations

In the fist six months of 2003, we recorded a gain from discontinued operations of $94 related to the agreement to sell ILC operations to BU entered into in December 2002.  The sale closed on May 1, 2003. Upon closing of the sale, Buyers United assumed all operational losses since December 31, 2002.  Accordingly, the gain of $94 for the six months ended June 30, 2003 includes the increase in the sales price for the losses incurred since December 6, 2002.  In the fist six months of 2002, we recorded a loss from discontinued operations related to ILC of $7,680.

Analysis by Segment:

Acceris Partners

	for the six months ended
	June 30, 2002	June 30, 2003
Revenues	$43,795	$52,520

Telecommunication network expense (excluding depreciation and amortization below)	25,509	38,294
Selling, general and administrative	13,650	20,965
Provision for doubtful accounts	2,607	2,320
Depreciation and amortization	1,957	2,327
Segment operating income (loss)	$72	$(11,386)

Revenues

Acceris Partners telecommunication services increased $8,725 to $52,520 in the first six months of 2003 as compared to $43,795 in the same period of 2002. The increase was primarily due to:

•                  incremental telecommunications services revenue of approximately $4,583 associated with growth in the subscriber base primarily due to the December 2002 acquisition of the A&R business of RSL and

•                  revenues of $4,142 representing actual cash collections from our network service offering that have been finalized during the first six months of 2003 from billings prior to June 30, 2003.  Revenue from this product is accounted for when the actual cash collections to be retained by the company are finalized. There was no comparable source of revenue for the same period in 2002.

Operating costs and expenses

Acceris Partners’ telecommunication network expense for the six months ending June 30, 2003 and 2002 was $38,294 and $25,509, respectively.  The increase in 2003 over 2002 relates primarily to:

•                  inclusion of approximately $4,414 in network expenses associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R business of RSL and

•                  inclusion of network expenses of $8,371 related to the sale of a network service offering in the first six months of 2003 that we did not have in the same period in 2002.

Acceris Partners’ selling, general, administrative and other expense was $20,965 in the first six months of 2003, up from $13,650 in the same period in 2002. The increase in 2003 over 2002 primarily relates to:

•                  a decrease of $1,460 in advertising costs from the first six months of 2002 to 2003, which decrease relates to the curtailment of a direct advertising program in the first quarter of 2002,

•                  an increase in personnel costs of approximately  $1,490 from the first six months of 2002 to the same period of 2003 primarily relating to the increase in number of employees,

•                  an increase of $4,518 in billing and collection charges and outside agent commissions when compared to the same period in 2002 relating primarily to the increase in Acceris Partners’ revenue,

•                  an increase in professional fees in the first six months of 2003 of approximately $1,407 compared to the same period of 2002, and

•                  an increase of  $1,360 in other expenses when compared to the same period in 2002, which increase was primarily related to the increase in Acceris Partners’ revenues.

In the first quarter of 2003, we negotiated and received a concession from one new significant supplier of a network product.  We negotiated a reduction in costs payable to the supplier of approximately $4,463 of which $2,999 was recovered in the first quarter by reduction of commissions otherwise payable to the supplier.  During the second quarter of 2003 we recovered an additional $1,150 by reduction of commissions otherwise payable.  The balance of approximately $314 is available to be recovered in the third quarter by withholding commissions that would otherwise be payable to the supplier.  Such recoveries (if any) will be recorded as actual reductions if the commissions occur.

Acceris Partners’ provision for doubtful accounts was $2,320 in the first six months of 2003 as compared to $2,607 in the same period of 2002. Excluding revenues from the network service offering and Acceris Solutions (which has a very small bad debt percentage), the allowance was comparable to the prior year and we expect that to continue in the near future.

Acceris Partners’ depreciation and amortization was $2,327 in the first six months of 2003 compared to $1,957 in the same period of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of $219 related to the A&R Business of RSL (acquired in December 2002) for which there was no comparable expense in same period of 2002.

Acceris Solutions:

	for the six months ended
	June 30, 2002	June 30, 2003
Revenues	$—	$13,842

Telecommunication network expense (excluding depreciation and amortization below)	—	8,773
Selling, general and administrative	—	5,492
Provision for doubtful accounts	—	(14)
Depreciation and amortization	—	1,257
Segment operating loss	$—	$(1,666)

As Acceris Solutions was acquired in December 2002, there were no comparable revenues or expenses incurred in the six months ending June 30, 2002.

Revenues

Revenue from Acceris Solutions in 2003 came from the Enterprise business of RSL, which we acquired in December 2002.  Accordingly, Acceris Solutions segment had no revenues in the first six months of 2002.  Revenue of $13,842 has been included in the first six months of 2003.

Operating costs and expenses

Acceris Solutions accounted for $8,773 of the total network expense in the first six months of 2003.

Acceris Solutions accounted for $5,492 of our overall increase in selling, general, administrative and other expense in the first six months of 2003.

Acceris Solutions recorded a net recovery of provision for doubtful accounts of $14 in the first six months of 2003. During the six months ended June 30, 2003 we had a recovery of $79 that offset the provision for bad debts of $65.

Acceris Solutions recorded $1,257 in depreciation and amortization in the first six months of 2003.

Acceris Technologies

	for the six months ended
	June 30, 2002	June 30, 2003
Revenues	$2,469	$1,050

Selling, general and administrative	463	648
Research and development	847	—
Depreciation	55	—
Segment operating income	$1,104	$402

Revenues

Acceris Technologies is the segment responsible for licensing and related services revenue.  Acceris Technologies had revenues of $1,050 in the first six months of 2003 as compared to $2,469 in the same period of 2002.  Revenues in 2003 relate to one contract which was entered into in the first quarter of 2003 for which acceptance was obtained in the second quarter. The contract involves both technology licensing and the provision of services.  Revenues from the contract are being recognized over the service period starting with acceptance in the second quarter and will continue during the period of our continued involvement.  We anticipate that the balance of the contract revenue ($512) will be recognized as income during the remainder of 2003. Revenues in the first six months of 2002 related to three contracts no longer in effect in 2003. Technology licensing revenues are project based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Acceris Technologies’ selling, general, administrative and other expense was $648 in the first six months of 2003 as compared to $463 in the same period of 2002.  The increase is directly related to our addition of employees to this division in 2003, principally a president and an independent sales agent.

Acceris Technologies had no provision for doubtful accounts in the first six months of 2003 or 2002.

Acceris Technologies recorded minimal depreciation in the first six months of 2003 as compared to $55 in same period of 2002.  The decrease is related to the decrease in the number of employees in 2003 as compared to 2002 due to a reduction in work force in late 2002.

Acceris Technologies did not incur any research and development costs in the first six months of 2003 compared to $847 in the same period of 2002.  The decrease is primarily due to our agreement to sell ILC in December 2002, which entity had been performing research and development.

Other Items

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for recent accounting pronouncements and how we anticipate they will impact our financial statements.

Item 3— Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer.  Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have two debt instruments that have variable interest rates based on the prime rate of interest.  Assuming debt amounts at June 30, 2003 were constant during the next twelve-month period, the impact of a one percent increase in the prime interest rate would be an increase in interest expense of approximately $168 for the next twelve-month period.  However, as one debt instrument is subject to an interest rate floor, a one percent decrease in the prime interest rate would only reduce interest expense by $20 during the next twelve-month period.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2003.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

I-Link is a party to various legal proceedings arising in the ordinary course of business.  We do not believe there is a proceeding, threatened or pending (individually or in the aggregate) against us that could result in a material adverse effect upon our results of operations or financial condition.

Item 6 – Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1 Certification pursuant to Rule 13a-14(a) and 15d-14(a)

31.2 Certification pursuant to Rule 13a-14(a) and 15d-14(a)

32.1 Certification pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

32.2 Certification pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

(b) – Reports on Form 8-K

A Current Report on Form 8-K/A was filed on April 30, 2003 to file amended Financial Statements and Pro Forma Financial Information originally filed in a Current Report on Form 8-K dated December 26, 2002.  The amended Current Report was filed to reflect the Company’s Amendment No. 1 to its September 20, 2002 Form 10-Q.

A Current Report on Form 8-K was filed on May 27, 2003 to announce that on May 1, 2003, the Company closed its asset purchase transaction to sell substantially all of the physical assets and customer base of I-Link Communications, Inc. to Buyers United Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

I-Link Incorporated
(Registrant)

Date: September 8, 2003	By:	/s/	Allan Silber
Allan Silber
President and Chief Executive Officer

	By:	/s/	Gary M. Clifford
Gary M. Clifford
Chief Financial Officer