Form 10-K/A
period 2002-12-31
I LINK INC
filed 2003-10-15
CIK 849145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A#2

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K/A#1 for the fiscal year ended December 31, 2002, filed on September 11, 2003.  I-Link has filed this Amendment to revise Part IV - Item 14 — Controls and Procedures and Exhibits 31.1 and 31.2 included in Part II — Item 6(a) Certification pursuant to Rule 13a-14(a) and 15d-14(a).  Other information contained herein has not been updated.  Therefore, you should read this Amendment together with our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2003 both as amended to the date hereof or as subsequently amended, as well as the other documents that we have filed with the Securities and Exchange Commission.  Information in such reports and documents update and supersede certain information contained in this Amendment.

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

PART IV

Item 14.  Controls and Procedures

In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report.  As defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On March 13, 2003, the Certifying Officers conducted an evaluation of the Company’s internal controls and disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report, were not effective.  An explanation of the deficiencies and remedies is set forth below.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Annual Report on Form 10-K.

As of the March 13, 2003 evaluation, the Chief Executive Officer and Chief Financial Officer determined that the following matters involving internal controls constituted material weaknesses, as of the end of the period covered by this Annual Report.  The deficiencies related to the process of calculating allowance for doubtful accounts, the timeliness of general ledger account reconciliations and analysis, and financial reporting expertise. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  More specific discussion is set forth below.

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

                There were no changes in the Company’s “internal control over financial reporting,” as that term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, identified in connection with the above-described evaluations that occurred during the fourth fiscal quarter of the period addressed by this Annual Report, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

                The Company has a continuous improvement program in place relating to the internal controls and disclosure controls and procedures of the Company and its subsidiaries. The program is designed to review and modify, as determined appropriate, the design and operation of internal controls and disclosure controls and procedures as the operating processes change in relation to the changes of the Company’s business resulting from acquisitions, discontinued operations, reorganization of management and the addition of new lines of business.  As of the date of filing of this Annual Report on Form 10-K, except as disclosed above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

I-LINK INCORPORATED
(Registrant)

Dated: October 14, 2003	By:	/s/ Allan Silber
Allan Silber, President and
Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board, Director,	October 14, 2003
Allan C. Silber	President and Chief Executive Officer

/s/ Gary M. Clifford	Chief Financial Officer and VP of	October 14, 2003
Gary M. Clifford	Finance

/s/ Henry Y. L. Toh	Director	October 14, 2003
Henry Y.L. Toh

/s/ Hal B. Heaton	Director	October 14, 2003
Hal B. Heaton

/s/ Gary J. Wasserson	Director	October 14, 2003
Gary J. Wasserson

/s/ Samuel L. Shimer	Director	October 14, 2003
Samuel L. Shimer

/s/ John R. Walter	Director	October 14, 2003
John R. Walter

/s/ Albert Reichmann	Director	October 14, 2003
Albert Reichmann

/s/ Kelly Murumets	Director	October 14, 2003
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