Form 10-Q/A
period 2003-03-31
I LINK INC
filed 2003-10-15
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A#2

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q/A#1 for the three month period ended March 31, 2003, filed on September 11, 2003. I-Link has filed this Amendment to revise Part I - Item 4 – Controls and Procedures and Exhibits 31.1 and 31.2 included in Part II – Item 6(a) Certification pursuant to Rule 13a-14(a) and 15d-14(a).  Other information contained herein has not been updated.  Therefore, you should read this Amendment together with our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report for the quarter ended June 30, 2003 both as amended to the date hereof or as subsequently amended, as well as the other documents that we have filed with the Securities and Exchange Commission.  Information in such reports and documents update and supersede certain information contained in this Amendment.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the Company carried out an evaluation of the effectiveness of its "disclosure controls and procedures" (as the term is defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Changes in Internal Controls Over Financial Reporting

There were no changes in the company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting, and there were no significant deficiencies or material weaknesses which required corrective actions.

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

I-Link Incorporated
(Registrant)

Date: October 14, 2003	By:	/s/ Allan Silber
Allan Silber
President and Chief Executive Officer

	By:	/s/ Gary M. Clifford
Gary M. Clifford
Chief Financial Officer