Form 10-Q/A
period 2003-06-30
I LINK INC
filed 2003-10-15
CIK 849145

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the three month period ended June 30, 2003, filed on September 11, 2003. I-Link has filed this Amendment to revise Part I - Item 4 – Controls and Procedures and Exhibits 31.1 and 31.2 included in Part II – Item 6(a) Certification pursuant to Rule 13a-14(a) and 15d-14(a).  Other information contained herein has not been updated.  Therefore, you should read this Amendment together with our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q/A#2 for the quarter ended March 31, 2003 both as amended to the date hereof or as subsequently amended, as well as the other documents that we have filed with the Securities and Exchange Commission.  Information in such reports and documents update and supersede certain information contained in this Amendment.

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

Item 4 - Controls and Procedures

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