Form 10-Q
period 2003-09-30
I LINK INC
filed 2003-11-19
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☐      No  ☒

As of November 7, 2003, the registrant had outstanding 116,669,547 shares of $0.007 par value common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands of dollars)	September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$3,676	$3,620
Accounts receivable, less allowance for doubtful accounts of $3,008 and $2,783 at September 30, 2003 and December 31, 2002, respectively	18,390	16,924
Other current assets	1,918	3,064
Net assets of discontinued operations	70	—
Total current assets	24,054	23,608

Furniture, fixtures, equipment and software, net	9,290	11,479

Other assets:
Intangible assets, net	4,466	2,747
Investments in convertible preferred stock	2,913	—
Other assets	903	2,262
Net assets of discontinued operations	—	1,350
Total assets	$41,626	$41,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,467	$7,017
Accrued liabilities	22,757	18,090
Unearned revenue	9,961	958
Revolving credit facility	13,919	9,086
Notes payable – current portion	1,816	2,987
Current portion of capital lease obligations	2,660	2,714
Net liabilities of discontinued lease operations	954	—
Total current liabilities	58,534	40,852

Notes payable	807	1,033
Notes payable to a related party	33,483	30,058
Capital lease obligations	2,331	4,146
Notes payable to a related party, to be converted into common stock	32,196	29,282
Total liabilities	127,351	105,371

Contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 619 at September 30, 2003 and 769 at December 31, 2002, liquidation preference of $613 at September 30, 2003	6	7
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,669,547 at September 30, 2003 and 116,547,547 at December 31, 2002	817	816
Additional paid-in capital	129,618	129,553
Accumulated deficit	(216,166)	(194,301)
Total stockholders’ deficit	(85,725)	(63,925)

Total liabilities and stockholders’ deficit	$41,626	$41,446

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30, 2003 and 2002

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars, except per share amounts)	2003	2002	2003	2002

Revenues:
Telecommunication services	$35,002	$19,834	$101,364	$63,630
Technology licensing and related services	1,049	322	2,099	2,790
Total revenues	36,051	20,156	103,463	66,420

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	20,073	11,197	67,141	36,707
Selling, general and administrative	13,981	7,389	42,822	23,236
Provision for doubtful accounts	1,466	1,119	3,772	3,726
Research and development	—	317	—	1,164
Depreciation and amortization	1,993	985	5,577	3,025
Total operating costs and expenses	37,513	21,007	119,312	67,858

Operating loss	(1,462)	(851)	(15,849)	(1,438)

Other income (expense):
Interest expense	(2,061)	(1,777)	(6,380)	(6,011)
Interest and other income	53	152	57	172
Total other income (expense)	(2,008)	(1,625)	(6,323)	(5,839)

Loss from continuing operations	(3,470)	(2,476)	(22,172)	(7,277)
Gain (loss) from discontinued operations	213	(1,463)	307	(9,143)
Net loss	$(3,257)	$(3,939)	$(21,865)	$(16,420)

Basic and diluted weighted average shares outstanding	116,670	116,550	116,670	116,550

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.19)	$(0.06)
Gain (loss) from discontinued operations	0.00	(0.01)	0.00	(0.08)
Net loss per common share	$(0.03)	$(0.03)	$(0.19)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(In thousands of dollars)	2003	2002

Cash flows from operating activities:
Net loss	$(21,865)	$(16,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,577	6,276
Provision for doubtful accounts	3,772	3,834
Decrease in allowance for impairment of net assets of discontinued operations	(169)	—
Allowance for impairment of long-lived assets	—	1,863
Accrued interest added to loan principal	3,230	2,598
Settlement of note payable	(394)	—
Stock received as payment on technology licensing agreement	(1,100)	—
Amortization of discount on notes payable to related party	577	1,316
Loss on disposal of assets	—	266
Increase (decrease) from changes in operating assets and liabilities (net of effects of acquisitions of businesses):
Accounts receivable	(4,650)	(419)
Net assets and liabilities of discontinued operations	884	—
Other assets	(680)	1,348
Unearned revenue	9,003	(1,940)
Accounts payable and accrued liabilities	3,520	(4,412)
Net cash used in operating activities	(2,295)	(5,690)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(1,636)	(1,263)
Cash acquired in business acquisition	149	—
Cash received from sale of assets	160	691
Net cash used in investing activities	(1,327)	(572)

Cash flows from financing activities:
Proceeds from (repayment on) revolving credit facility, net	4,832	2
Proceeds from issuance of notes payable to related party	650	8,390
Payment of long-term debt	—	(805)
Payment of capital lease obligations	(1,868)	(1,937)
I-Link costs paid by related party	64	181
Net cash provided by financing activities	3,678	5,831

Increase (decrease) in cash and cash equivalents	56	(431)

Cash and cash equivalents at beginning of period	3,620	4,663

Cash and cash equivalents at end of period	$3,676	$4,232

Supplemental schedule of non-cash investing and financing activities:

Preferred stock received in exchange for assets of discontinued operations	$1,691	$—
Notes payable incurred for the purchase of software and software licenses	$921	$—
Other assets included in purchase price of Transpoint acquisition (Note 7)	$2,836	$—

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of I-Link Incorporated and its wholly-owned subsidiaries WorldxChange Corporation (“WorldxChange”), which includes the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”) which the Company purchased on December 10, 2002 (see note 6) and Transpoint which was acquired in July 2003 (see note 7), and I-Link Communications Inc. (“ILC”), which is included in discontinued operations.  These entities combined are referred to as “I-Link “or the “Company” in these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

At the upcoming shareholders’ meeting (scheduled for November 26, 2003), I-Link intends to seek shareholder approval of the change of its name to Acceris Communications, Inc. (“Acceris”).

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

In December 2002, I-Link, through its subsidiary WorldxChange, completed the purchase of the Enterprise and Agent business of RSL (see note 6). The acquisition included the assets used by RSL to provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market (“A&R” business), together with the existing customer bases of those businesses.

In order to reduce I-Link’s need for continuous infusions of capital and to refocus its ongoing operations, in 2002 I-Link began to resize ILC’s operations (which offered enhanced communications services) in relationship to its revenue base.  This process ultimately culminated in the sale of the business operations of ILC to Buyers United (see note 9) which closed on May 1, 2003.  Future operational results of I-Link will consist primarily of the operations of WorldxChange and RSL, the technology licensing business of I-Link and Transpoint (see note 7).  Additionally, in August 2003, I-Link announced that it intends to offer local communications products to its residential and small business customers beginning in the fourth quarter of 2003.  The service will be provided under the terms of the Unbundled Network Element Platform (UNE-P) authorized by the Telecommunications Act of 1996 and will be available in New York and New Jersey initially, expanding to other markets throughout the United States.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three and nine-month periods ended September 30, 2003 and 2002, (b) the financial position at September 30, 2003, and (c) cash flows for the nine-month periods ended September 30, 2003 and 2002.  The December 31, 2002 balance sheet is from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A for the year ended December 31, 2002 and quarterly reports on Form 10-Q/A for the three-month periods ended March 31 and June 30, 2003.

The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of those to be expected for the entire year.

All numbers used in these footnotes are in thousands except for per share data.

Note 2 – Summary of Significant Accounting Policies

Net loss per share

Basic earnings per share is computed based on the weighted average number of I-Link common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.  As the Company had a net loss for the three and nine-month periods ended September 30, 2003 and 2002, basic and diluted loss per share are the same.

Potential common shares that were not included in the computation of diluted earnings per share because they would have been anti-dilutive are as follows as of September 30, 2003 and 2002:

	Sept. 30, 2003	Sept. 30, 2002

Assumed conversion of Series N preferred stock	495	615
Assumed conversion of convertible debt	131,751	24,613
Assumed exercise of options and warrants to purchase shares of common stock	8,733	25,485
	140,979	50,713

The above table excludes the potential dilutive effect of additional shares of stock that would be issued pursuant to existing agreements with Counsel Communications LLC (“Counsel”) which contain certain provisions regarding the issuance of additional shares in the event of additional issuances of stock by the Company.  In the event the proposed Amended Debt Restructuring Agreement with Counsel (which did not exist at September 30, 2002) is approved by the I-Link shareholders at their annual meeting in 2003, approximately 10,300 additional shares of common stock (as of September 30, 2003) would be issuable upon conversion of existing agreements with Counsel (which are not included in the above table).  The above table does not reflect the shares that would be issued if the Amended Debt Restructuring Agreement with Counsel is approved by the shareholders whereupon $32,196 in notes payable would be converted into common stock.

Investments

Dividends and realized gains and losses on securities are included in other income in the consolidated statements of operations.

The Company holds investments in convertible preferred stock of two companies. These investments are accounted for under the cost method, as the securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over these entities.  The Company monitors these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair value of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information.

Risks and uncertainties

Concentrations of risk with third party providers:

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

Key employees:

The Company has certain employees that it considers to be key. Many of these employees are involved in executing the strategy that will result in the planned results. If these key employees cease to be employed with I-Link, planned results could be delayed or might not materialize. The Company mitigates this risk through the use of employment contracts, the formalization of the Company’s strategy and business plans and by ensuring the existence of timely knowledge exchange and collaboration.

Volatile telecommunications market:

During the last several years, the telecommunications industry has been very volatile as a result of over capacity, which has led to price erosion and bankruptcies. If the Company cannot control subscriber and customer attrition through maintaining competitive services and pricing, revenue could decrease significantly. Likewise, by maintaining competitive pricing policies, the revenue per minute earned by the Company may decrease significantly. Both scenarios could result in the Company not meeting profitability targets.

Telecommunications billing:

The Company relies on an enterprise billing solution to bill customers. If that technology fails to operate as expected, there is a risk that revenue could be lost or customers could be billed incorrectly.

Telecommunications trends:

The Company provides a number of wireline products and services. Recent studies have shown that wireless communications are increasing in acceptance and are eroding wireline revenue. If this trend continues, communications revenue could be materially impacted.

Technology changes:

A portion of the communications business is built on the licensing of certain technology. New technologies may emerge that would make the Company’s product offering obsolete. This could impact the results of I-Link due to impairments to intangible assets if it does not achieve budgeted sales.

Stock-based compensation

At September 30, 2003, the Company has five stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value method for the recognition and measurement provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation.

	Three-months ended Sept. 30, 2003	Three-months ended Sept. 30, 2002	Nine-months ended Sept. 30, 2003	Nine-months ended Sept. 30, 2002

Net loss as reported	$(3,257)	$(3,939)	$(21,865)	$(16,420)
Deduct:
Total compensation cost determined under the fair value based method for all awards, net of $0 tax	(18)	(420)	(54)	(1,260)
Pro forma net loss	$(3,275)	$(4,359)	$(21,919)	$(17,680)

Net loss per share
Basic and diluted – as reported	$(0.03)	$(0.03)	$(0.19)	$(0.14)
Basic and diluted – pro forma	$(0.03)	$(0.04)	$(0.19)	$(0.15)

Reclassifications

Certain balances in the September 30, 2002 financial statements have been reclassified to conform to current year presentation.  These changes had no effect on previously reported net loss, total assets, liabilities or stockholders’ deficit.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue No. 00-21

(“EITF 00-21”), Revenue Arrangements With Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales agreements that include delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company’s results of operations, cash flows and financial condition.

Note 3 – Liquidity and Capital Resources

The Company incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $85,725 and negative working capital of $34,480 at September 30, 2003. The Company financed its operations during the nine months ended September 30, 2003 through related party debt with an outstanding balance of $65,679 and a revolving credit facility with an outstanding balance of $13,919 as of September 30, 2003.

At September 30, 2003, the Company had $65,679 of related party debt.  In order to reduce the cash requirements to pay this debt, the Company entered into an amended debt restructuring agreement with its controlling shareholder whereby $32,196 will be converted into common stock, reducing the Company’s debt obligation and related interest charges without expending cash.  The remaining $33,483 of related party debt matures on June 30, 2005.  Subsequent to June 30, 2005, should the controlling shareholder not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, the Company would be required to restructure its debt with the controlling shareholder to further extend payments of principal or interest or find alternative funding to replace the related party debt.

The Company has taken steps to improve its cash flow from operations, which include the curtailment of its Draper, Utah operation, the sale of its former telecommunications segment to Buyers United Inc. that was completed in May 2003 (note 9) and the acquisitions of RSL and Transpoint (notes 6 and 7). The Company is pursuing additional third party funding and has also taken steps to improve its capital structure, which include the conversion of amounts owed to its controlling shareholder of $32,196 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $33,483 of related party debt which is not subject to the debt restructuring, was to mature June 30, 2004.  However, in November 2003, Counsel extended the due dates on the $33,483 debt from I-Link and subsidiaries to June 30, 2005 and accordingly the debt has been classified as long term debt at September 30, 2003.  The Company also has an ongoing commitment from its controlling shareholder to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.  In November 2003, Counsel extended its commitment from April 15, 2004 to June 30, 2005.

There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, extend, repay or refinance on acceptable terms amounts owing to its controlling shareholder that are due on June 30, 2005.  Additionally, there is no assurance that the controlling shareholder will continue to provide financial support to the Company.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

Note 4 – Composition of Certain Financial Statements Captions

Other assets consisted of the following at September 30, 2003 and December 31, 2002:

	Sept. 30, 2003	Dec. 31, 2002

Advances on acquisition of Transpoint (see note 7)	$—	$1,412
Long term deposits	726	750
Other	177	100
	$903	$2,262

Accrued liabilities consisted of the following at September 30, 2003 and December 31, 2002:

	Sept. 30, 2003	Dec. 31, 2002
Telecommunications and related costs	$9,442	$6,866
Regulatory fees	4,656	3,124
Other	8,659	8,100
	$22,757	$18,090

Intangible assets consisted of the following at September 30, 2003 and December 31, 2002:

	Sept. 30, 2003	Dec. 31, 2002
Intangible assets subject to amortization:
Acquired technology	$8,875	$8,875
Customer contracts and relationships	3,093	1,786
Agent relationships	1,980	588
Agent contracts	250	250
Accumulated amortization	(9,905)	(8,925)
Net intangible assets	4,293	2,574

Intangible assets not subject to amortization:
Goodwill	173	173
Total intangible assets, net	$4,466	$2,747

Aggregate amortization expense for the three and nine months periods ended September 30, 2003 was $583 and $980, respectively. Aggregate amortization expense for the three and nine months periods ended September 30, 2002 was $0 and $888, respectively.

Note 5 – Investments

The Company’s investments as of September 30, 2003 consist of convertible preferred stock holdings in two companies.  The first investment is in Buyers United Inc. which investment was consideration received related to the sale of ILC (see note 9).  This investment has been recorded at its estimated fair value as of the closing date of the sale of ILC.  The estimated fair value of the investment as of closing (May 1, 2003) was $1,624 and as of September 30, 2003 was $1,813 due to additional shares received subsequent to May 1, 2003 as earn-out shares.

The second investment in convertible preferred stock is in Accessline Communications Corporation.  This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services revenues) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100.

Note 6 – Purchase of the Enterprise and Agent Business of RSL Com U.S.A. Inc.

On December 10, 2002, I-Link, through its subsidiary WorldxChange, completed the purchase of the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”). The purchase of RSL was to advance the Company’s commercial agent business, to increase network utilization and to provide an entry into the management of information technology services for enterprise clients.  WorldxChange paid a purchase price of $7,500 in cash and assumed a non-interest bearing note for $1,000 which matures on March 31, 2004, subject to certain closing balance sheet adjustments, and has agreed to pay up to an additional $2,000 in consideration due on March 31, 2004, which is contingent upon the achievement of certain revenue levels by the Direct business for the year 2003.  The actual amount due will be prorated based upon 2003 Direct business revenues between $25,000 ($0 amount payable) to $35,000 ($2,000 payable).  The cash element of the purchase price of $7,500 was financed by a loan from Counsel to I-Link that was due March 1, 2004 and subsequently extended to June 30, 2005.  The Company also incurred $1,090 of transaction costs related to the purchase.

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
$9,514

Note 7 – Acquisition of Transpoint

In July 2002, the Company agreed to purchase certain assets and related liabilities of Transpoint Communications, LLC (“Transpoint”) and Local Telecom Holdings, LLC (“Local Telecom”).  Also in July 2002, the Company and Local Telecom entered into a management agreement, pursuant to which the Company provided certain management services to Local Telecom for a monthly fee of $15, and a wholesale telecommunications services agreement, pursuant to which the Company provided network services (at prices comparable to those charged to third party carriers) to Local Telecom. The acquisition closed on July 28, 2003.  The Company recorded revenues from Local Telecom for management and wholesale telecommunications services totaling $182 during 2003 until the closing.  As part of the management agreement, the Company collected customer accounts on behalf of Local Telecom and paid certain costs and expenses of Local Telecom from the date of the agreement through closing.  As of the closing date, the Company had an asset (which had been included in other assets) from Local Telecom of $2,836 that represented uncollected revenues from Local Telecom plus costs and expenses paid for Local Telecom, less collections on accounts receivable of Local Telecom.  At closing, the $2,836 was applied as part of the total purchase price of $2,879. The intent of this acquisition was primarily to increase the Company’s customer base and agent relationships in the Company’s commercial agent business and improve network utilization.  Subsequent to closing, actual revenues of $931 from Local Telecom customers have been recorded as telecommunication services revenues in the third quarter of 2003.

The preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed is as follows.  The completion of the purchase price allocations is pending the completion of the valuation of the intangible assets.  The preliminary allocation to the intangible assets is to customer contracts and relationships ($1,399) and agent relationships ($1,398) that are being amortized over one and three years, respectively:

Accounts receivable and other current assets	$685
Furniture, fixtures, and equipment	5
Intangible assets	2,797
Accounts payable and accrued liabilities	(608)
$2,879

Pro forma results of operations for the three and nine months ended September 30, 2003 and 2002 as if the acquisition had been completed as of the beginning of each period presented are shown below.  The pro forma results do not include any anticipated cost savings or other effects of the planned integration of the operations, and are not necessarily indicative of the results which would have occurred if the business combination had occurred on the dates indicated, or which may result in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$36,470	$21,349	$106,551	$70,111
Loss from continuing operations	$(3,748)	$(3,359)	$(24,144)	$(9,333)
Net loss	$(3,535)	$(4,822)	$(23,837)	$(18,476)
Loss per share from continuing operations	$(0.03)	$(0.03)	$(0.21)	$(0.08)
Net loss per share	$(0.03)	$(0.04)	$(0.20)	$(0.16)

Note 8 – Accounting for Network Service Offering

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

During the nine months ended September 30, 2003, the Company collected cash of $16,039 of which $7,221 has been recognized as revenue in the nine months ended September 30, 2003 ($4,142 in the second quarter and $3,079 in the third quarter of 2003) from sales of this service offering.  As of September 30, 2003, no revenue recognition has occurred for the cash collected ($8,818) in excess of the revenue recognized as the actual cash amount to be retained by the Company has not yet been finalized and accordingly this amount has been recorded as unearned revenue.  The Company will continue recognition of revenue from this program in the fourth quarter of 2003 and beyond, from services rendered prior to September 30, 2003.

Note 9 – Discontinued Operations

On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to Buyers United.  The sale includes the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use I-Link’s proprietary software platform. The sale closed on May 1, 2003 and provides for a post closing cash settlement between the parties. The sale price consists of 300 shares of Series B convertible preferred stock (8% dividend) of Buyers United, subject to adjustment in certain circumstances, of which 75 shares are subject to an earn-out provision (contingent consideration) based on future events related to ILC’s single largest customer.  The earn-out takes place on a monthly basis over a fourteen-month period beginning January 2003.  The Company recognizes the value of the earn-out shares as additional sales proceeds when and if earned.  In each of the first, second and third quarters of 2003, 16 (total of 48 for the nine months) shares of the contingent consideration were earned and are included as a component of gain (loss) from discontinued operations.

The fair value of the 225 shares (non-contingent consideration to be received) of Buyers United convertible preferred stock was determined to be $1,350 as of December 31, 2002.  As of May 1, 2003, the combined fair value of the original shares (225) and the shares earned from the contingent consideration (21 shares) was determined to be $1,624, which increase is included in the calculation of gain (loss) from discontinued operation for the nine months ended September 30, 2003.  As of September 30, 2003, the value of the convertible preferred stock was $1,813.  The increase in value of $189 was due to 11 contingent shares ($67) earned during the three months ended June 30, 2003 and 16 contingent shares ($122) earned during the three months ended September 30, 2003, which values have been included in the gain from discontinued operations in their respective quarters of 2003.  As additional contingent consideration is received, it will be recorded as a gain from discontinued operations.

Upon closing of the sale, Buyers United assumed all operational losses since December 6, 2002.  Accordingly, the gain of $307 for the nine months ended September 30, 2003, includes the increase in the sales price for the losses incurred since December 6, 2002.  In the three and nine months ending September 30, 2002, the Company recorded a loss from discontinued operations related to ILC of $1,463 and $9,143, respectively.

Revenues of the discontinued operations were $0 and $1,893 in the three months ended September 30, 2003 and 2002, respectively and $2,108 and $6,055 in the nine months ended September 30, 2003 and 2002, respectively.

Note 10 – Income Taxes

The Company recognized no income tax benefit from the losses generated in 2003 and 2002 because of the uncertainty of the realization of the related deferred tax asset.  Pursuant to Section 382 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards may be limited as a result of cumulative changes of ownership resulting in a change of control of the Company.

Note 11 – Related Party Transaction

During the third quarter of 2003, Counsel entered into a settlement agreement with Winter Harbor LLC (“Winter Harbor”), as amended, effective August 29, 2003, in order to finalize unresolved matters arising from the series of transactions entered into in March 2001 between the two organizations.  Pursuant to that agreement, Counsel received an additional 2,375,000 shares of I-Link Incorporated common stock from Winter Harbor (which Winter Harbor previously held). As part of this process, Winter Harbor has assigned a $1,999 loan payable by I-Link to Winter Harbor (plus accrued interest of approximately $600) to Counsel Corporation (US).  This transaction had no effect on the overall assets, liabilities, stockholders’ equity or results of operations of the Company.  In November 2003, Counsel extended the due date on this loan to June 30, 2005 and modified the interest rate from a variable rate of prime plus four percent to ten percent which is in line with its other loans to the Company.

Note 12 – Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  Litigation, which the Company is involved in is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Note 13 – Subsequent Event

During the fourth quarter of 2003, certain liabilities of the Company (including a note payable in the amount of $747) were settled with a vendor.  The settlement resulted in the Company being legally released from its liabilities of approximately $1,100 in accounts and notes payable with related accrued interest.  This amount will be recognized as other income in the fourth quarter of 2003.

Note 14 – Segment Reporting

The Company’s reportable segments are as follows:

•                  Acceris Solutions – is comprised of the enterprise business of RSL which was acquired in December 2002.  This segment offers voice and data solutions to enterprise customers through an in-house sales force.

•                  Acceris Partners – includes the operations of WorldxChange (which began operations in June 2001 and was formerly reported as the dial-around segment), the commercial and residential business of Transpoint and the agent and residential business of RSL which was acquired in December 2002.  This segment offers a dial around telecommunications product and a 1+ product to residential and small business customers.

•                  Acceris Technologies – is the former technology licensing and development segment, which segment offers a fully developed network convergence solution for voice and data.  This segment licenses certain developed technology to third party users.

Inter-segment revenues consist of $2,941 and $10,845 for the three and nine-month periods ended September 30, 2003, respectively, in relation to telecommunication services rendered by Acceris Partners to Acceris Solutions. The Company’s business is conducted principally in the U.S.; foreign operations are not material.  The table below presents information about revenues from external customers and segment loss for the three and nine-month periods ended September 30, 2003 and 2002.  Segment assets as of September 30, 2003 were approximately $6,700 (Acceris Solutions), $30,700 (Acceris Partners) and $1,200 (Acceris Technologies).

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Revenues from external customers:
Acceris Solutions	$5,854	$—	$19,696	$—
Acceris Partners	29,148	19,834	81,668	63,630
Acceris Technologies	1,049	322	2,099	2,790

Total revenues from external customers for reportable segments	$36,051	$20,156	$103,463	$66,420

Segment income (loss):
Acceris Solutions	$(230)	$—	$(2,075)	$—
Acceris Partners	(2,089)	(458)	(14,959)	(2,480)
Acceris Technologies	767	(188)	1,169	916

Total segment loss for reportable segments	(1,552)	(646)	(15,865)	(1,564)
Unallocated amounts in consolidated net loss:
Amortization of discount on notes payable	(170)	(139)	(502)	(411)
Corporate interest expense	(1,129)	(1,064)	(3,453)	(2,931)
Other corporate expenses	(619)	(627)	(2,352)	(2,371)
Consolidated net loss from continuing operations	$(3,470)	$(2,476)	$(22,172)	$(7,277)

Item 2- Management’s Discussion and Analysis and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Form 10-K/A for the year ended December 31, 2002 and Form 10-Q/A for the quarters ended March 31 and June 30, 2003.  All numbers are in thousands except for per share data.

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

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward-looking statements.  Several of these factors include, without limitation:

•                  Our ability to:

•                                          finance and manage expected growth;

•                                          maintain our relationship with telecommunication carriers;

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

•                                          adjust the channel of distribution for Acceris Partners from a direct and multi level marketing (MLM) agent channel strategy to a commercial agent and MLM strategy which includes adding a local service offering to our existing 1+ offering and 10-10-xxx product;

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

•                  Our ability to:

•                                          maintain, operate and upgrade our information systems network;

•                                          maintain and operate cost effectively our telecommunications and data networks;

•                                          complete our debt restructuring agreement with Counsel;

•                  Counsel’s continued commitment and ability to finance funds required by the operations of the business as well as our own ability to fund any cash requirements;

•                  Other risks referenced from time to time in our filings with the SEC and the FCC.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Operations

I-Link Incorporated (“I-Link”, “Acceris ” or the Company) has a single majority owner (Counsel Communications LLC) which is a wholly owned subsidiary of Counsel Corporation (collectively “Counsel”).

The principal continuing operation of I-Link began in June 2001, when our wholly owned subsidiary WorldxChange Corp. (“WorldxChange”) purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.  WorldxChange also offers a 1+ product (allowing a customer to pick up the phone and dial 1+ area code and number) and is expected to launch a local telephone service commencing in the fourth quarter of 2003 to its customers in certain geographic locations discussed below.  WorldxChange primarily utilizes commercial agents as well as MLM agents to retain and attract new customers.

Continuing operations also includes: (1) the Enterprise and Agent business of RSL COM U.S.A. Inc (“RSL”) which WorldxChange purchased on December 10, 2002.  These businesses provide long distance voice and data services, including frame relay, to small and medium size businesses (“Direct” business), and long distance and other voice services to small businesses and the consumer/residential market (“A&R” business); and (2) in July 2003 we completed the acquisition of Transpoint Communications, LLC and Local Telecom Holdings, LLC (collectively “Transpoint”). The intent of the Transpoint acquisition was primarily to increase the Company’s customer base and agent relationships in the Company’s commercial agent business and improve network utilization.  Additionally, in August 2003, we announced that we intend to offer local communications products to our residential and small business customers beginning in the fourth quarter of 2003.  The service will be provided under the terms of the Unbundled Network Element Platform (UNE-P) authorized by the Telecommunications Act of 1996 and will be available in New York and New Jersey initially, expanding to other markets throughout the United States in 2004.

I-Link, through it’s subsidiary I-Link Communications Inc. (“ILC”), historically offered enhanced telecommunication services and products based on Internet Protocol (“IP”) technology.  The suite of services included a one number “follow me” service, long distance calling, unified messaging and conference calling.  On December 6, 2002, we entered into an agreement to sell substantially all of the assets and customer base of ILC to Buyers United, Inc. (“BUI”). The sale closed on May 1, 2003.  The sale included the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a fully paid perpetual license to use our proprietary software-based network convergence solution for voice and data.  The results of ILC have been classified as discontinued operations in our statements of operations.  Assets and liabilities as of September 30, 2003 related to ILC have been reflected as assets and liabilities of discontinued operations in the balance sheet as of September 30, 2003.

I-Link continues to offer licenses to use our technology, which allows its customers to reduce telecommunication costs and/or enter the enhanced communications market. In January 2003, we entered into our second domestic agreement with a communications company, to license and assist that company in deploying a similar network solution for voice and data and in September 2003 entered into an agreement with a Japanese company to license our technology.

We have three issued patents and utilize the technology underlying those patents in providing our products and services. We have also licensed certain portions of that technology to third parties. We have several patent applications that are currently pending before United States Patent and Trademark Office.  We have applications in Japan to obtain Japanese patents on the same technology for which we have United States’ patents.

At the next shareholders’ meeting, we intend to ask shareholders to approve a proposal to change the name of I-Link Incorporated to Acceris Communications Inc.

In late 2002, we reorganized I-Link into three operating segments, namely:

1.               Acceris Communications Partners (“Acceris Partners”). Acceris Partners is a combination of (1) the WorldxChange business acquired in June 2001; (2) the A&R business of RSL, which we acquired in December 2002; and (3) the commercial agent business of Transpoint which was acquired in July 2003.  Acceris Partners is a facilities-based provider of long distance telecommunication services to end users.

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

In the coming quarters, as we continue to transform our previously acquired businesses as envisioned in our business strategy, we intend among other things to continue the integration of the Acceris backoffice functions (Network, Operations and Information Technology). These changes are critical factors to the profitable growth of Acceris.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2003 were $3,676 as compared to $3,620 at December 31, 2002.

Cash flow from operating activities

Cash used by operating activities during the nine-month period ended September 30, 2003 was $2,295 as compared to $5,690 during the same period ended September 30, 2002. The net decrease in cash used in 2003 was primarily due to: (1) an increase of $10,105 in our net loss after allowance for non-cash expenses, offset by (2) a decrease in cash used of $13,500 associated with timing of collections and payments related to accounts receivable, other assets, unearned revenue, accounts payable and accrued liabilities.

Cash utilized in investing activities

Net cash used in investing activities in the nine-month period ended September 30, 2003 was $1,327 as compared to net cash used of $572 in the same period ended September 30, 2002.  In the first nine months of 2003, cash used by investing activities was attributable to the purchase of equipment in the amount of $1,636, which amount was offset by cash received from the sale of assets in the amount of $160 and cash acquired of $149 as part of the Transpoint acquisition.  In the first nine months of 2002, cash used by investing activities was comprised of $1,263 used to purchase furniture, fixtures, equipment and software which use was offset by $691 cash proceeds from the sale of a building.

Cash provided by financing activities

Financing activities provided net cash of $3,678 in the first nine months of 2003 as compared to cash provided of $5,831 in the same period of 2002.  Cash provided in 2003 included net borrowings from our revolving credit facility of $4,832 and from Counsel of $650.  These increases were offset by payments of $1,868 on our capital lease obligations.  Additionally, we received $64 from Counsel as payment of I-Link expenses.  Cash provided in 2002 included proceeds of $8,390 from notes payable to a related party, $181 from Counsel as payment of I-Link expenses and net borrowings on our revolving credit facility of $2.  These proceeds were offset by payments of $2,742 on long-term debt and capital lease obligations.  As of September 30, 2003, we had borrowed all amounts available under our revolving credit facility.

We incurred a net loss from continuing operations of $22,172 for the nine-months ended September 30, 2003 and as of September 30, 2003 had an accumulated deficit of $216,166.  We anticipate that revenues generated from operations will be sufficient during the remainder of 2003 and into 2004 to fund our operations and continue expansion of our private telecommunications network facilities and anticipated growth in our subscriber base.  However, to the extent that cash flow from operations is insufficient to fund our operations, we continue to be dependent upon funding from Counsel to fund our operational cash needs (see discussion below).

Current Position/Future Requirements

We have incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $85,725 and negative working capital of $34,480 at September 30, 2003. We financed our operations during the nine months ended September 30, 2003 through related party debt with an outstanding balance of $65,679 and a revolving credit facility with an outstanding balance of $13,919 as of September 30, 2003.  We have taken steps to improve our cash flow from operations, which include the curtailment of our Draper, Utah operation, the sale of our former telecommunications segment to Buyers United Inc. that was completed in May 2003 and the acquisition of RSL and Transpoint. We are pursuing additional third party funding and have also taken steps to improve our capital structure, which include the conversion of amounts owed to Counsel of $32,196 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting on November 26, 2003.  Of the remaining $33,483 of related party debt which is not subject to the debt restructuring, $31,484 was to mature on June 30, 2004 and the remaining $1,999 was currently due.  However, in November 2003, Counsel extended the due date on these loans to June 30, 2005.  We also have an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.  In November 2003, Counsel’s funding commitment was extended to June 30, 2005.

At September 30, 2003, we had $65,679 of related party debt.  In order to reduce our cash requirements to pay this debt, we entered into an amended debt restructuring agreement with Counsel whereby approximately $32,196 will be converted into common stock, reducing our debt obligation and related interest charges without expending cash.  Additionally, in November 2003, Counsel extended the due date on the remaining $33,483 of related party debt to June 30, 2005. Subsequent to June 30, 2005, should the controlling shareholder not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, the Company would be required to restructure its debt with the controlling shareholder to further extend payments of principal or interest or find alternative funding to replace the related party debt.

The acquisition of RSL and Transpoint added additional business channels and customers and we believe will begin generating positive cash flows in the near term.  The sale of our telecommunications segment, which contributed the most significant portion of our negative cash flows in prior years, and the closure of our Draper, Utah operation will also help reduce our negative cash flow from operations.

There is no assurance that we will be able to improve our cash flow from operations, obtain additional third party financing, extend, repay or refinance on acceptable terms amounts owing to Counsel that are due on June 30, 2005 or obtain an extension of the existing funding commitment from Counsel. Additionally, there is no assurance that Counsel will continue to provide financial support to the Company.  These matters raise substantial doubt about our ability to continue as a going concern.  We have received a report from our independent auditors for the year ended December 31, 2002 containing an explanatory paragraph that describes the substantial doubt concerning our ability to continue as a going concern due to our net operating losses, negative cash flows from operations and capital deficiency.

Management Discussion of Three and Nine Month Results of Operations

The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended September 30, 2003.  The amounts shown below for the quarters ended December 31, 2002 and March 31, 2003 are as restated.

(in thousands except per share amounts)	2001 Q4	2002 Q1	2002 Q2	2002 Q3	2002 Q4	2003 Q1	2003 Q2	2003 Q3
Revenues:
Acceris Solutions	$—	$—	$—	$—	$1,547	$7,095	$6,747	$5,854
Acceris Partners	22,869	22,811	20,984	19,834	20,077	23,272	29,248	29,148
Acceris Technologies	1,420	1,581	888	321	47	—	1,050	1,049
	24,289	24,392	21,872	20,155	21,671	30,367	37,045	36,051
Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	14,503	13,273	12,237	11,197	14,228	25,749	21,319	20,073
Selling, general and administrative	16,385	8,700	7,147	7,389	9,781	14,224	14,617	13,981
Provision for doubtful accounts	1,408	1,356	1,251	1,119	2,273	1,175	1,131	1,466
Research and development	308	382	464	316	237	—	—	—
Depreciation and amortization	1,735	1,021	1,019	985	1,245	1,826	1,758	1,993
Operating loss	(10,050)	(340)	(246)	(851)	(6,093)	(12,607)	(1,780)	(1,462)

Other income (expense):
Interest expense	(1,923)	(2,173)	(2,061)	(1,777)	(1,883)	(2,013)	(2,305)	(2,061)
Interest and other income	4	9	10	152	224	2	1	53
Gain on sale of subsidiary	589	—	—	—	—	—	—	—
Loss from continuing operations	(11,380)	(2,504)	(2,297)	(2,476)	(7,752)	(14,618)	(4,084)	(3,470)
Loss from discontinued operations	(4,198)	(3,099)	(4,581)	(1,463)	(3,365)	(277)	371	213
Net loss before extraordinary item	(15,578)	(5,603)	(6,878)	(3,939)	(11,117)	(14,895)	(3,713)	(3,257)
Extraordinary item	1,093	—	—	—	—	—	—	—
Net loss	$(14,485)	$(5,603)	$(6,878)	$(3,939)	$(11,117)	$(14,895)	$(3,713)	$(3,257)

Weighted average shares outstanding	116,550	116,550	116,550	116,550	116,550	116,670	116,670	116,670

Net loss per common share - basic and diluted
Loss from continuing operations	$(0.10)	$(0.02)	$(0.02)	$(0.02)	$(0.07)	$(0.13)	$(0.03)	$(0.03)
Loss from discontinued operations	(0.03)	(0.03)	(0.04)	(0.01)	(0.03)	(0.00)	0.00	0.00
Extraordinary gain from extinguishment of debt	0.01	—	—	—	—	—	—	—
Net loss per common share	$(0.12)	$(0.05)	$(0.06)	$(0.03)	$(0.10)	$(0.13)	$(0.03)	$(0.03)

Three-Month Period Ended September 30, 2003 Compared to Three-Month Period Ended September 30, 2002

In order to more fully understand the comparison of the results of continuing operations for the three months ended September 30, 2003 as compared to the same three months in 2002, it is important to note the following significant changes in our operations that occurred in 2003 and 2002:

•                  In July 2003, WorldxChange acquired the business of Transpoint.  The operations of Transpoint from July 28, 2003 to September 20, 2003 have been included in the statement of operations for the third quarter of 2003.  However, there were no such operations in the third quarter of 2002.

•                  On December 10, 2002, WorldxChange acquired the Enterprise and Agent Business of RSL, including the assumption of certain liabilities.  The RSL operations from July 1, 2003 to September 30, 2003 have been included in the statement of operations for the third quarter of 2003.  However, there were no such operations in the third quarter of 2002.

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

•                  In November 2002, we began to sell a network product obtained from one new supplier who we did not have in the periods prior to that date.  The sale of that product ceased in late July 2003.

Revenues

Telecommunications services revenue increased $15,168 to $35,002 in the third quarter of 2003 as compared to $19,834 in the same period of 2002.  The primary reasons for the increase related to:

•                  the acquisition of the RSL Enterprise business (Acceris Solutions) that was acquired in December 2002.  Accordingly, the third quarter of 2003 includes revenues of $5,854 from the RSL business for which there was no comparable revenue in the same period of 2002.

•                  revenues of $3,079 representing actual cash collections from our network service offering that have been finalized during the third quarter of 2003 from billings prior to September 30, 2003.  Revenue from this product is accounted for when the actual cash collections to be retained by the Company are finalized.  As of September 30, 2003, we have collected cash of $8,818 for which no revenue has been recognized as the actual amount to be retained by us is not yet finalized and in accordance with our accounting policy, this amount has been recorded as unearned revenue. We anticipate continuing recognition of revenue from this program in the fourth quarter of 2003 and beyond.  This product was terminated in July 2003 and thus billings for this product ceased in July 2003.  There was no comparable revenue in the third quarter of 2002.

Other than the two items described above, the incremental telecommunications services revenue was associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R business of RSL and the July 2003 acquisition of the Transpoint business.

Technology licensing and related services revenue was $1,049 in the third quarter of 2003 as compared to $322 in the third quarter of 2002.  The revenues in 2003 relate to two contracts.  The first contract was entered into in the first quarter of 2003 for which acceptance was obtained in the second quarter.  The contract involves both technology licensing and the provision of services.  Revenues from the contract are being recognized over the service period starting with acceptance in the second quarter and will continue during the period of our continued involvement.  During the third quarter we recognized $449 in revenue from this customer.  We anticipate that the balance of the contract revenue ($65) will be recognized during the fourth quarter of 2003.  The second contract was entered into with a Japanese company in the third quarter of 2003 when delivery, acceptance and payment were all completed resulting in the recognition of $600 during the third quarter of 2003.  The contract allows for additional future revenues of up to $1,250, contingent upon future events including the issuance of patents in Japan consistent with our existing United States patents.  If and when the future events occur, the Company will recognize the additional revenues.  The Company has no continuing obligation related to this contract. Revenues in the first nine months of 2002 related to contracts no longer in effect in 2003. Revenues during the fourth quarter are anticipated to be significantly less that in the third quarter.  Technology licensing revenues are project based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Operating costs and expenses

Telecommunication network expense was $20,073 in the three months ended September 30, 2003 as compared to $11,197 in the same period of 2002.  The increase in 2003 over 2002 relates primarily to:

•                  the acquisition of the Enterprise Business of RSL (Acceris Solutions) in December 2002.  Accordingly, the third quarter of 2003 includes network expenses of approximately $3,233 for which there was no comparable expense in the same period of 2002,

•                  inclusion of network expenses of approximately $807 related to the sale of a network service offering in the third quarter of 2003 that we did not have in the same period in 2002. The relationship was terminated in late July 2003 and accordingly third quarter telecommunication network expense decreased related to this one offering, and

•                  inclusion of approximately $4,836 in network expenses associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R business of RSL.

Telecommunication services margins (telecommunication services revenues less telecommunications network expenses) in 2003 continue to fluctuate significantly from period to period; margins are expected to continue to fluctuate significantly for the foreseeable future.  Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

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

•                  Changes in contribution rates to the Universal Service Fund and other regulatory changes associated with the fund. Such changes include increases/decreases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that Universal Service Fund contributions collected from customers can no longer exceed contributions. In addition, changes in customer traffic patterns also increase and decrease our margins.

•                  The expensing on a period basis of costs associated with a network service offering that was introduced in November 2002 and terminated in July 2003. Costs recorded related to this program since inceptions have totaled approximately $11,172, while revenue has totaled approximately $7,221 through September 30, 2003.  In the fourth quarter of 2003, we expect to record a significant amount of revenue from this network service offering for services delivered prior to September 30, 2003 due to our accounting for revenues related to this offering on the cash basis of accounting, however, telecommunications network expenses related to this offering ceased in July 2003.

Our selling, general, administrative and other expense was $13,981 in the three months ended September 30, 2003 as compared to $7,389 in the same period of 2002. The increase in 2003 over 2002 primarily relates to:

•                  inclusion of approximately $2,223 related to Acceris Solutions (acquired in December 2002) for which there was no comparable expense in third quarter of 2002,

•                  an increase in personnel costs of approximately $862 from the third quarter of 2002 to the third quarter of 2003 primarily relating to the increase in number of employees,

•                  an increase in professional fees in the third quarter of 2003 of approximately $777 compared to the third quarter of 2002,

•                  a decrease of $173 in advertising costs from the third quarter of 2002 to 2003, which decrease relates to the curtailment of a direct advertising program in the first quarter of 2002,

•                  an increase of $3,291 in billing and collection charges and outside agent commissions when compared to the same period in 2002 relating primarily to the increase in Acceris Partners’ revenue, and

•                  a decrease of $388 in other expenses when compared to the same period in 2002, which increase was primarily related to the increase in Acceris Partners’ revenues.

The provision for doubtful accounts was $1,466 in the three months ended September 30, 2003 as compared to $1,119 in the same period of 2002.  Excluding revenues from the network service offering and Acceris Solutions (which has a very small bad debt percentage), the allowance was comparable to the prior year and we expect that to continue in the near future.

We did not incur any research and development costs in the third quarter of 2003 compared to $317 in the same period of 2002.  In fourth quarter of 2002, we ceased our research and development efforts and redirected our efforts to selling our existing products.  Accordingly, we expect that there will be minimal research and development activities in the remainder of 2003.

Depreciation and amortization was $1,993 in the three months ended September 30, 2003 compared to $985 in the same period of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of the A&R and Direct Business of RSL (acquired in December 2002) and the acquisition of Transpoint in July 2003 for which there was no comparable expense in same period of 2002.   We anticipate the depreciation and amortization expense in the fourth quarter of 2003 will be greater than the third quarter primarily due to inclusion of three months of depreciation and amortization related to Transpoint as opposed to two months in the third quarter.

Other income (expense)

Interest expense increased $284 to $2,061 in the third quarter of 2003 as compared to $1,777 in the same period of 2002. The increase was primarily due to the combination of:

•                  an increase of $222 related to increased debt to our parent company (Counsel);

•                  an increase of $56 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel;

•                  an increase of $107 on Acceris Partners’ revolving credit facility;

•                  a decrease of $49 on capital leases; and

•                  a decrease of $52 on other items

Discontinued Operations

In the third quarter of 2003, we recorded a gain from discontinued operations of $213 related to the agreement to sell ILC operations to BUI entered into in December 2002.  The sale closed on May 1, 2003.  Contingent shares (16) of BUI stock were earned during the three months ended September 30, 2003, which value ($122) was included in the gain from discontinued operations for the quarter ended September 30, 2003.  In the third quarter of 2002, we recorded a loss from discontinued operations related to ILC of $1,463.

Analysis by Segment:

In the segment reporting footnote of the consolidated financial statements, we segment our telecommunications services revenue into its two operating segments, Acceris Partners and Acceris Solutions. The Acceris Partners segment includes the operations of WorldxChange, the A&R business of RSL and the business of Transpoint.  The Acceris Solutions segment is comprised of the Direct business of RSL.  Additionally, our segment reporting includes information on the licensing revenues of our Acceris Technologies segment.

Acceris Partners

	for the three months ended
	Sept. 30, 2002	Sept. 30, 2003

Revenues	$19,834	$29,148

Telecommunication network expense (excluding depreciation and amortization below)	11,198	16,841
Selling, general and administrative	6,435	10,804
Provision for doubtful accounts	1,119	1,467
Depreciation and amortization	966	1,452
Interest expense	574	673
Segment operating income (loss)	$(458)	$(2,089)

Revenues

Acceris Partners telecommunication services increased $9,314 to $29,148 in the three months ended September 30, 2003 as compared to $19,834 in the same period in 2002. The increase was primarily due to:

•                  incremental telecommunications services revenue of approximately $6,235 associated with growth in the subscriber base primarily due to the December 2002 acquisition of the A&R business of RSL and July 2003 acquisition of Transpoint.

•                  revenues of $3,079 representing actual cash collections from our network service offering that have been finalized during the third quarter of 2003 from billings prior to September 30, 2003.  Revenue from this product is accounted for when the actual cash collections to be retained by the Company are finalized. As of September 30, 2003, we have collected cash of $8,818 for which no revenue has been recognized as the actual amount to be retained by us is not yet finalized and in accordance with our accounting policy, this amount has been recorded as unearned revenue. We anticipate continuing recognition of revenue from this program in the fourth quarter of 2003 and beyond.  This product was terminated in July 2003 and thus billings for this product ceased in July 2003. There was no comparable revenue in the third quarter of 2002.

Operating costs and expenses

Acceris Partners’ telecommunication network expense was $16,841 in the three months ended September 30, 2003 as compared to $11,198 in the same period of 2002.  The increase in 2003 over 2002 relates primarily to:

•                  inclusion of approximately $4,836 in network expenses associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R business of RSL, and the July 2003 acquisition of Transpoint.

•                  inclusion of network expenses of $807 related to the sale of a network service offering in the three months ended September 30, 2003 that we did not have in the same period in 2002.

In the remainder of 2003, excluding revenues and expenses related to the network service offering, we expect telecommunication network expense will directly correlate with telecommunication services revenues and that the telecommunications services margin will remain consistent with the first nine months of 2003.  The margin on the network service offering will be higher than normal in the rest of 2003 due to revenue to be recognized in the remainder of 2003 on services provided prior to September 30, 2003.

Acceris Partners’ selling, general, administrative and other expense was $10,804 in the three months ended September 30, 2003, up from $6,435 in the same period of 2002. The increase in 2003 over 2002 primarily relates to:

•                  an increase in personnel costs of approximately $919 from the third quarter of 2002 to the third quarter of 2003 primarily relating to the increase in number of employees;

•                  an increase in the third quarter of 2003 of approximately $739 related to professional fees and outside services compared to the third quarter of 2002;

•                  an increase of $3,291 in billing and collection charges and outside agent commissions when compared to the same period in 2002 relating primarily to the increase in Acceris Partners’ revenue;

•                  a decrease of $173 in advertising costs from the third quarter of 2002 to 2003, which decrease relates to the curtailment of a direct advertising program in the first quarter of 2002, and

•                  a decrease of $407 in other expenses when compared to the same period in 2002, which increase was primarily related to the increase in Acceris Partners’ revenue.

In the first quarter of 2003, we negotiated and received a concession from one new significant supplier.  We negotiated a reduction in costs payable to the supplier of approximately $4,463 of which $2,999 was recovered in the first quarter by reduction of commissions otherwise payable to the supplier. An additional $1,150 was recovered in the second quarter of 2003.  In the third quarter the balance of approximately $314 was recovered.

Acceris Partners’ provision for doubtful accounts was $1,467 in the three months ended September 30, 2003 as compared to $1,119 in the same period of 2002. Excluding revenues from the network service offering and Transpoint, the allowance was comparable to the prior year.

Acceris Partners’ depreciation and amortization was $1,452 in the three months ended September 30, 2003 compared to $966 in the same period of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of depreciation related to the A&R Business of RSL (acquired in December 2002) and the Transpoint business (acquired in July 2003) for which there was no comparable expense in same period of 2002. We anticipate the depreciation and amortization expense in the fourth quarter of 2003 will be greater than the third quarter primarily due to inclusion of three months of depreciation and amortization related to Transpoint as opposed to two months in the third quarter.

Acceris Partners’ interest expense was $673 in the three months ended September 30, 2003 compared to $574 in the same period of 2002.  The increase in 2003 over 2002 primarily relates to an increase in average borrowings outstanding principally on its revolving credit facility.

Acceris Solutions:

	for the three months ended
	Sept. 30, 2002	Sept. 30, 2003
Revenues	$—	$5,854

Telecommunication network expense (excluding depreciation and amortization below)	—	3,233
Selling, general and administrative	—	2,223
Provision for doubtful accounts	—	(1)
Depreciation and amortization	—	540
Interest expense	—	89
Segment operating loss	$—	$(230)

As Acceris Solutions was acquired in December 2002, there were no comparable revenues or expenses incurred in the three months ending September 30, 2002.

Revenues

Revenue from Acceris Solutions in 2003 came from the Enterprise business of RSL, which we acquired in December 2002.  Accordingly, Acceris Solutions segment had no revenues in the third quarter of 2002.  Revenue of $5,854 was earned in the third quarter of 2003.  We expect the fourth quarter of 2003 to be comparable to the third quarter.

Operating costs and expenses

Acceris Solutions incurred $3,233 of network expense in the three months ended September 30, 2003.  We anticipate that its telecommunications network expense will change in the future in relation to the changes in revenue.

Acceris Solutions incurred $2,223 of selling, general, administrative and other expense in the three months ended September 30, 2003.  It is anticipated that this expense will remain constant during the remainder of 2003.

Acceris Solutions recorded a provision for doubtful accounts of $9 in the three months ended September 30, 2003. This provision was offset by recoveries of $10 in the same period.  We anticipate that the fourth quarter will approximate the third quarter provision without the recovery.

Acceris Solutions recorded $540 in depreciation and amortization in the three months ended September 30, 2003. It is anticipated that its depreciation and amortization will remain constant during the balance of 2003.

Acceris Solutions recorded $89 in interest expense in the three months ended September 30, 2003. We anticipate that the fourth quarter will approximate the third quarter.

Acceris Technologies

	for the three months ended
	Sept. 30, 2002	Sept. 30, 2003
Revenues	$322	$1,049

Selling, general and administrative	174	282
Research and development	317	—
Depreciation and amortization	19	—
Segment operating income (loss)	$(188)	$767

Revenues

Acceris Technologies is the segment responsible for licensing and related services revenue.  Acceris Technologies had revenues of $1,049 in the three months ended September 30, 2003 as compared to $322 in the same period of 2002.  The revenues in 2003 relate to two contracts.  The first contract was entered into in the first quarter of 2003 for which acceptance was obtained in the second quarter.  The contract involves both technology licensing and the provision of services.  Revenues from the contract are being recognized over the service period starting with acceptance in the second quarter and will continue during the period of our continued involvement.  During the third quarter we recognized $449 in revenue from this customer.  We anticipate that the balance of the contract revenue ($65) will be recognized during the fourth quarter of 2003.  The second contract was entered into with a Japanese company in the third quarter of 2003 when delivery, acceptance and payment were all completed resulting in the recognition of $600 during the third quarter of 2003.  The contract allows for additional future revenues of up to $1,250, contingent upon future events including the issuance of patents in Japan consistent with our existing United States patents.  If and when the future events occur, the Company will recognize the additional revenues.  The Company has no continuing obligation related to this contract.  Revenues in the first nine months of 2002 related to contracts no longer in effect in 2003. Revenues during the fourth quarter are anticipated to be significantly less that in the third quarter. Technology licensing revenues are project based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Operating costs and expenses

Acceris Technologies’ selling, general, administrative and other expense was $282 in the three months ended September 30, 2003 as compared to $174 in the same period of 2002. The increase is directly related to our addition of employees to this division in 2003, principally a president and an independent sales agent.   We anticipate that selling, general, administrative and other expense will vary with revenues and anticipate that these costs in the fourth quarter will remain comparable with the third quarter of 2003

Acceris Technologies had no provision for doubtful accounts in the three months ended September 30, 2003 or 2002.

Acceris Technologies recorded minimal depreciation in the three months ended September 30, 2003 and we anticipate that to continue through the remainder of 2003. The decrease is related to the decrease in the number of employees in 2003 as compared to 2002 due to a reduction in work force in late 2002.

Acceris Technologies did not incur any research and development costs in the three months ended September 30, 2003 compared to $317 in the same period of 2002.  Our current efforts are aimed at selling our existing products and accordingly we expect that there will be minimal research and development activities in the remainder of 2003.

Nine-Month Period Ended September 30, 2003 Compared to Nine-Month Period Ended September 30, 2002

The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended September 30, 2003. The amounts shown below for the quarters ended December 31, 2002 and March 31, 2003 are as restated.

(in thousands expect per share amounts)	2001 Q4	2002 Q1	2002 Q2	2002 Q3	2002 Q4	2003 Q1	2003 Q2	2003 Q3	Nine months ended September 30,
									2002	2003
Revenues:
Acceris Solutions	$—	$—	$—	$—	$1,547	$7,095	$6,747	$5,854	$—	$19,696
Acceris Partners	22,869	22,811	20,984	19,834	20,077	23,272	29,248	29,148	63,630	81,668
Acceris Technologies	1,420	1,581	888	321	47	—	1,050	1,049	2,790	2,099
	24,289	24,392	21,872	20,155	21,671	30,367	37,045	36,051	66,420	103,463
Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	14,503	13,273	12,237	11,197	14,228	25,749	21,319	20,073	36,707	67,141
Selling, general and administrative	16,385	8,700	7,147	7,389	9,781	14,224	14,617	13,981	23,236	42,822
Provision for doubtful accounts	1,408	1,356	1,251	1,119	2,273	1,175	1,131	1,466	3,726	3,772
Research and development	308	382	464	316	237	—	—	—	1,164	—
Depreciation and amortization	1,735	1,021	1,019	985	1,245	1,826	1,758	1,993	3,025	5,577
Operating loss	(10,050)	(340)	(246)	(851)	(6,093)	(12,607)	(1,780)	(1,462)	(1,438)	(15,849)

Other income (expense):
Interest expense	(1,923)	(2,173)	(2,061)	(1,777)	(1,883)	(2,013)	(2,305)	(2,061)	(6,011)	(6,380)
Interest and other income	4	9	10	152	224	2	1	53	172	57
Gain on sale of subsidiary	589	—	—	—	—	—	—	—	—	—
Loss from continuing operations	(11,380)	(2,504)	(2,297)	(2,476)	(7,752)	(14,618)	(4,084)	(3,470)	(7,277)	(22,172)
Loss from discontinued operations	(4,198)	(3,099)	(4,581)	(1,463)	(3,365)	(277)	371	213	(9,143)	307
Net loss before extraordinary item	(15,578)	(5,603)	(6,878)	(3,939)	(11,117)	(14,895)	(3,713)	(3,257)	(16,420)	(21,865)
Extraordinary item	1,093	—	—	—	—	—	—	—	—	—
Net loss	$(14,485)	$(5,603)	$(6,878)	$(3,939)	$(11,117)	$(14,895)	$(3,713)	$(3,257)	$(16,420)	$(21,865)

Weighted average shares outstanding	116,550	116,550	116,550	116,550	116,550	116,670	116,670	116,670	116,550	116,670

Net loss per common share - basic and diluted
Loss from continuing operations	$(0.10)	$(0.02)	$(0.02)	$(0.02)	$(0.07)	$(0.13)	$(0.03)	$(0.03)	$(0.06)	$(0.19)
Loss from discontinued operations	(0.03)	(0.03)	(0.04)	(0.01)	(0.03)	(0.00)	0.00	0.00	(0.08)	0.00
Extraordinary gain from extinguishment of debt	0.01	—	—	—	—	—	—	—	—	—
Net loss per common share	$(0.12)	$(0.05)	$(0.06)	$(0.03)	$(0.10)	$(0.13)	$(0.03)	$(0.03)	$(0.14)	$(0.19)

In order to more fully understand the comparison of the results of continuing operations for the nine months ended September 30, 2003 as compared to the same period in 2002, it is important to note the following significant changes in our operations that occurred in 2003 and 2002:

•                  In July 2003, WorldxChange acquired the business of Transpoint.  The operations of Transpoint from July 28, 2003 to September 20, 2003 have been included in the statement of operations for the third quarter of 2003.  However, there were no such operations in the third quarter of 2002.

•                  On December 10, 2002, WorldxChange acquired the Enterprise and Agent Business of RSL, including the assumption of certain liabilities.  The RSL operations from January 1, 2003 to September 30, 2003 have been included in the statement of operations for the first nine months of 2003.  However, there were no such operations in the same period of 2002.

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

•                  In November 2002, we began to sell a network product obtained from one new supplier who we did not have in the periods prior to that date. The sale of that product ceased in late July 2003.

Revenues

Telecommunications services revenue increased $37,734 to $101,364 in the first nine months of 2003 as compared to $63,630 in the same period of 2002.  The primary reasons for the increase related to:

•                  the acquisition of the RSL Enterprise business (Acceris Solutions) in December 2002.  Accordingly, the first nine months of 2003 includes revenues of $19,696 from the RSL Enterprise business for which there was no comparable revenue in the same period of 2002,

•                  revenues of $7,221 representing actual cash collections from our network service offering that have been finalized during the first nine months of 2003 from billings prior to September 30, 2003.  Revenue from this product is accounted for when the actual cash collections to be retained by the Company are finalized. There was no comparable source of revenue for the same period in 2002.

Other than the two items described above, the incremental telecommunications services revenue was associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R business of RSL and the July acquisition of the Transpoint business.

Technology licensing and related services revenue decreased $691 to $2,099 in the first nine months of 2003 as compared to $2,790 in the same period of 2002.  The decrease was related to having revenue from two contracts outstanding in the first nine months of 2003 compared to three contracts outstanding in first nine months of 2002. Technology licensing revenues are project based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Operating costs and expenses

Telecommunication network expense was $67,141 in the first nine months ended September 30, 2003 as compared to $36,707 in the same period of 2002.  The increase in 2003 over 2002 relates primarily to:

•                  the acquisition of the former RSL enterprise business (Acceris Solutions) in December 2002.  Accordingly, the first nine months of 2003 includes network expenses of $12,006 for which there was no comparable expense in the same period of 2002,

•                  inclusion of network expenses of $9,177 related to the sale of a network service offering in the first nine months of 2003 that we did not have in the same period in 2002.  The relationship was terminated in late July 2003, and

•                  an increase of approximately $9,251 in network expenses associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R Business of RSL.

Our selling, general, administrative and other expense was $42,822 in the nine months ended September 30, 2003 as compared to $23,236 in the same period of 2002.  The increase in 2003 over 2002 primarily relates to:

•                  inclusion of $7,715 related to the Enterprise Business of RSL (acquired in December 2002) for which there was no comparable expense in the first nine months of 2002,

•                  an increase in personnel costs of approximately $2,605 from the first nine months of 2002 to the first nine months of 2003 primarily relating to the increase in number of employees,

•                  an increase in the first nine months of 2003 of approximately $2,531 related to professional fees and outside services compared to the first nine months of 2002,

•                  an increase of $7,809 in billing and collection charges and outside agent commissions when compared to the same period in 2002 relating primarily to the increase in Acceris Partners’ billings,

•                  a decrease of $1,633 in advertising costs from the first nine months of 2002 to 2003, which decrease relates to the curtailment of a direct advertising program in the first quarter of 2002, and

•                  an increase of $559 in other expenses when compared to the same period in 2002, which increase was primarily related to the increase in Acceris Partners’ revenues.

The provision for doubtful accounts was $3,772 in the first nine months ended September 30, 2003 as compared to $3,726 in the same period of 2002. Excluding revenues from the network service offering and Acceris Solutions (which has a very small bad debt percentage), the allowance was comparable to the prior year.

We did not incur any research and development costs in the first nine months of 2003 compared to $1,164 in the same period of 2002.  Our current efforts are aimed at selling our existing products and accordingly we expect that there will be minimal research and development activities in the remainder of 2003.

Depreciation and amortization was $5,577 in the nine months ended September 30, 2003 compared to $3,025 in the same period of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of the Direct and A&R Business of RSL (acquired in December 2002) and the Transpoint business (acquired in July 2003) for which there was no comparable expense in the same period of 2002.

Other income (expense)

Interest expense increased $369 to $6,380 in the first nine months of 2003 as compared to $6,011in the same period of 2002. The increase was primarily due to the combination of:

•                  an increase of $952 related to increased debt to our parent company (Counsel);

•                  an increase of $277 on Acceris Partners’ revolving credit facility;

•                  a decrease of $738 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel;

•                  an increase of $145 relating to interest to a vendor;

•                  a decrease of $147 on capital leases; and

•                  a decrease of $120 on other items

Discontinued Operations

In the fist nine months of 2003, we recorded a gain from discontinued operations of $307 related to the agreement to sell ILC operations to BUI entered into in December 2002.  The sale closed on May 1, 2003. Upon closing of the sale, Buyers United assumed all operational losses since December 6, 2002.  Accordingly, the gain of $307 for the nine months ended September 30, 2003 includes the increase in the sales price for the losses incurred since December 6, 2002.  The gain also includes the value ($189) of contingent shares (27) of BUI stock earned subsequent to the closing.  In the fist nine months of 2002, we recorded a loss from discontinued operations related to ILC of $9,143.

Analysis by Segment:

Acceris Partners

	for the nine months ended
	Sept. 30, 2002	Sept. 30, 2003
Revenues	$63,630	$81,668

Telecommunication network expense (excluding depreciation and amortization below)	36,707	55,135
Selling, general and administrative	20,086	31,769
Provision for doubtful accounts	3,726	3,787
Depreciation and amortization	2,923	3,779
Interest expense	2,668	2,157
Segment operating income (loss)	$(2,480)	$(14,959)

Revenues

Acceris Partners telecommunication services increased $18,038 to $81,668 in the first nine months of 2003 as compared to $63,630 in the same period of 2002. The increase was primarily due to:

•                  incremental telecommunications services revenue of approximately $10,817 associated with growth in the subscriber base primarily due to the December 2002 acquisition of the A&R business of RSL and the July 2003 acquisition of Transpoint.

•                  revenues of $7,221 representing actual cash collections from our network service offering that have been finalized during the first nine months of 2003 from billings prior to September 30, 2003.  Revenue from this product is accounted for when the actual cash collections to be retained by the company are finalized. There was no comparable source of revenue for the same period in 2002.

Operating costs and expenses

Acceris Partners’ telecommunication network expense for the nine months ending September 30, 2003 and 2002 was $55,135 and $36,707, respectively.  The increase in 2003 over 2002 relates primarily to:

•                  inclusion of approximately $9,251 in network expenses associated with growth in the subscriber base of the Partners segment primarily due to the December 2002 acquisition of the A&R business of RSL and the July 2003 acquisition of Transpoint.

•                  inclusion of network expenses of $9,177 related to the sale of a network service offering in the first nine months of 2003 that we did not have in the same period in 2002.

Acceris Partners’ selling, general, administrative and other expense was $31,769 in the first nine months of 2003, up from $20,086 in the same period in 2002. The increase in 2003 over 2002 primarily relates to:

•                  a decrease of $1,633 in advertising costs from the first nine months of 2002 to 2003, which decrease relates to the curtailment of a direct advertising program in the first quarter of 2002,

•                  an increase in personnel costs of approximately $2,409 from the first nine months of 2002 to the same period of 2003 primarily relating to the increase in number of employees,

•                  an increase of $7,809 in billing and collection charges and outside agent commissions when compared to the same period in 2002 relating primarily to the increase in Acceris Partners’ revenue,

•                  an increase in professional fees in the first nine months of 2003 of approximately $2,146 compared to the same period of 2002, and

•                  an increase of $952 in other expenses when compared to the same period in 2002, which increase was primarily related to the increase in Acceris Partners’ revenues.

In the first quarter of 2003, we negotiated and received a concession from one new significant supplier of a network product.  We negotiated a reduction in costs payable to the supplier of approximately $4,463 of which $2,999 was recovered in the first quarter by reduction of commissions otherwise payable to the supplier.  During the second quarter of 2003 we recovered an additional $1,150 by reduction of commissions otherwise payable.  The balance of approximately $314 was recovered in the third quarter by withholding commissions that would otherwise be payable to the supplier.

Acceris Partners’ provision for doubtful accounts was $3,787 in the first nine months of 2003 as compared to $3,726 in the same period of 2002. Excluding revenues from the network service offering, and Transpoint, the allowance was comparable to the prior year and we expect that to continue in the near future.

Acceris Partners’ depreciation and amortization was $3,779 in the first nine months of 2003 compared to $2,923 in the same period of 2002. The increase in 2003 over 2002 primarily relates to the inclusion of the A&R Business of RSL (acquired in December 2002) and the Transpoint business (acquired in July 2003) for which there was no comparable expense in the same period of 2002.

Acceris Partners’ interest expense was $2,157 in the nine months ended September 30, 2003 compared to $2,668 in the same period of 2002.  The decrease in 2003 over 2002 primarily relates to a decrease of $900 in amortization of debt discount related to the value of warrants issued to Counsel in 2002 which did not recur in 2003.  This decrease was offset by an increase of $390 due to an increase in average borrowings outstanding principally on debt to Counsel related to the acquisition of RSL and the revolving credit facility.

Acceris Solutions:

	for the nine months ended
	Sept. 30, 2002	Sept. 30, 2003
Revenues	$—	$19,696

Telecommunication network expense (excluding depreciation and amortization below)	—	12,006
Selling, general and administrative	—	7,715
Provision for doubtful accounts	—	(15)
Depreciation and amortization	—	1,797
Interest expense	—	268
Segment operating loss	$—	$(2,075)

As Acceris Solutions was acquired in December 2002, there were no comparable revenues or expenses incurred in the nine months ending September 30, 2002.

Revenues

Revenue from Acceris Solutions in 2003 came from the Enterprise business of RSL, which we acquired in December 2002.  Accordingly, Acceris Solutions segment had no revenues in the first nine months of 2002.  Revenue of $19,696 has been included in the first nine months of 2003.

Operating costs and expenses

Acceris Solutions accounted for $12,006 of the total network expense in the first nine months of 2003.

Acceris Solutions accounted for $7,715 of our overall increase in selling, general, administrative and other expense in the first nine months of 2003.

Acceris Solutions recorded a net recovery of provision for doubtful accounts of $15 in the first nine months of 2003. During the nine months ended September 30, 2003 we had a recovery of $112 that offset the provision for bad debts of $97.

Acceris Solutions recorded $1,797 in depreciation and amortization in the first nine months of 2003.

Acceris Solutions recorded $268 in interest expense in the first nine months of 2003

Acceris Technologies

	for the nine months ended
	Sept. 30, 2002	Sept. 30, 2003
Revenues	$2,790	$2,099

Selling, general and administrative	636	930
Research and development	1,164	—
Depreciation	74	—
Segment operating income	$916	$1,169

Revenues

Acceris Technologies is the segment responsible for licensing and related services revenue.  Acceris Technologies had revenues of $2,099 in the first nine months of 2003 as compared to $2,790 in the same period of 2002. The revenues in 2003 relate to two contracts.  The first contract was entered into in the first quarter of 2003 for which acceptance was obtained in the second quarter.  The contract involves both technology licensing and the provision of services.  Revenues from the contract are being recognized over the service period starting with acceptance in the second quarter and will continue during the period of our continued involvement.  During the nine months ended September 30, 2003 we recognized $1,499 in revenue from this customer.  The second contract was entered into with a Japanese company in the third quarter of 2003 when delivery, acceptance and payment were all completed resulting in the recognition of $600 during the third quarter of 2003.  The contract allows for additional future revenues of up to $1,250, contingent upon future events including the issuance of patents in Japan consistent with our existing United States patents.  If and when the future events occur, the Company will recognize the additional revenues.  The Company has no continuing obligation related to this contract.  Revenues in the first nine months of 2002 related to three contracts no longer in effect in 2003. Technology licensing revenues are project based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Acceris Technologies’ selling, general, administrative and other expense was $930 in the first nine months of 2003 as compared to $636 in the same period of 2002.  The increase is directly related to our addition of employees to this division in 2003, principally a president and an independent sales agent.

Acceris Technologies recorded minimal depreciation in the first nine months of 2003 as compared to $74 in same period of 2002.  The decrease is related to the decrease in the number of employees in 2003 as compared to 2002 due to a reduction in work force in late 2002.

Acceris Technologies did not incur any research and development costs in the first nine months of 2003 compared to $1,164 in the same period of 2002. Our current efforts are aimed at selling our existing products and accordingly we expect that there will be minimal research and development activities in the remainder of 2003.

Other Items

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for recent accounting pronouncements and how we anticipate they will impact our financial statements.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer.  Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate based on the prime rate of interest.  Assuming debt amounts at September 30, 2003 were constant during the next twelve-month period, the impact of a one percent increase in the prime interest rate would be an increase in interest expense of approximately $139 for the next twelve-month period.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2003.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the Company carried out an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  We believe that a significant deficiency exists at this time in the Company’s ability to produce accurate financial information on a timely basis.

Changes in Internal Controls Over Financial Reporting

Over the past year, the Company has experienced significant changes in its business.  During this period, we have consolidated, sold, curtailed, acquired, reorganized and built a number of operations.  Over the next 12 months, we expect to reorganize all business units into a single integrated business.  This reorganization is intended to increase back office efficiency and effectiveness and to facilitate a more targeted approach to the markets in which we compete.  These changes are also designed to improve profitability.

In conjunction with these operational changes, the finance function is being reorganized.  In the past quarter, the finance function experienced significant staff turnover, resulting in the loss of process knowledge and the use of corporate finance staff to assist in the preparation of the financial records.  This resulted in delays in completing the preparation of the financial records on a timely basis, which constitutes a significant deficiency in our internal controls over financial reporting.  The Company is addressing these financial reporting control deficiencies in a number of ways, including:

•                       continuing to add skilled financial personnel

•                       implementing a common financial system across the organization

•                       consolidating billing and commission systems

•                       integrating and automating the network cost validation function

•                       developing interfaces from significant transaction systems into the financial system

We expect that these measures will be accompanied by significant system, process and control changes.  It will take time to locate and integrate additional personnel.  The absence of adequately skilled personnel prevents closing the records of the Company on a timely basis.  The implementation of new technologies will result in the modification of existing processes and controls.  During this back office reorganization, the risk that material errors may not be detected on a timely basis increases.  We believe that adequate steps are being taken by management to reduce this risk.

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

I-Link Incorporated
(Registrant)

Date: November 17, 2003	By:	/s/	Allan Silber
Allan Silber
President and Chief Executive Officer

	By:	/s/	Gary M. Clifford
Gary M. Clifford
Chief Financial Officer