Form 10-K
period 2003-12-31
ACCERIS COMMUNICATIONS INC
filed 2004-04-14
CIK 849145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2003

Commission File No. 0-17973

ACCERIS COMMUNICATIONS INC.

(Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	52-2291344 (I.R.S. Employer Identification No.)

9775 Businesspark Avenue, San Diego, California (Address of Principal Executive Offices)	92131 (Zip Code)

(858) 547-5700
(Registrant’s Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Exchange Act: None.

Securities to be registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.01 par value.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ✓

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $5.70 per share on June 30, 2003, as reported by the OTC - Bulletin Board, was approximately $10,621,665.

As of April 9, 2004, there were 19,262,095 shares of Common Stock, $0.01 par value, outstanding.

PART I

(All dollar amounts are presented in thousands USD, except per share amounts)

Item 1. Business.

Overview

     The vision for Acceris Communications Inc. (“Acceris” or the “Company”), formerly I-Link Incorporated, is to be the preferred supplier of high-quality communications products and services to targeted markets that will deliver profitable growth while creating value for all its stockholders. The mission of Acceris is to provide businesses and consumers with competitively priced voice, data and enhanced communications services via direct and indirect channels. Through the dedication of its employees, the Company delivers industry-leading customer care, customized product solutions and full back office support, building long-term loyalty and trust with its customers. Acceris’ telecommunications division (“Telecommunications”) operates through two specific marketing channels: Retail, which offers a broad selection of voice and data telecommunications products and services to residential and commercial customers through a network of independent agents, primarily via multi-level marketing (“MLM”) and commercial agent programs (this segment has been referred to in previous reports as Acceris Communications Partners) and Enterprise, which offers voice services and fully integrated, fully managed data services (this segment has been referred to in previous reports as Acceris Communications Solutions). Acceris’ other division, referred to as “Technologies”, offers a proven network convergence solution for voice and data in Voice over Internet Protocol (“VoIP”) communications technology and holds two foundational patents in the VoIP space (US Patent Nos. 6,243,373 and 6,438,124, the “VoIP Patents”). In 2004, Technologies intends to pursue efforts to license the technology supported by its patents to carriers and equipment manufacturers and suppliers in the IP telephony market.

History and Development of the Business

     Acceris was incorporated in Florida in 1983 under the name MedCross, Inc., which was changed to I-Link Incorporated in 1997, and to Acceris Communications Inc. in 2003.

     Acceris has been growing through the acquisition of predecessor businesses, which have been and are continuing to be integrated, consolidated and reorganized. These predecessor businesses are organized into two categories: Telecommunications and Technologies. Telecommunications has been assembled through the acquisition from bankruptcy of certain assets of WorldxChange Communications, Inc. in June 2001 (this business is referred to as “WorldxChange”) and certain assets of RSL COM U.S.A. Inc., (“RSL”) in December 2002. Added to these was the acquisition of all of the outstanding shares of Transpoint Communications, LLC (“Transpoint”) in July 2003.

     On March 1, 2001, Acceris became a majority-owned subsidiary of Counsel Communications, LLC, an indirect wholly owned subsidiary of Counsel Corporation, (collectively, “Counsel”). Since taking a controlling position in Acceris, Counsel has advanced approximately $75,900 to Acceris, consisting of notes, equity, accrued interest and other advances, ( net of approximately $8,200 in repayments to Counsel.) Of this amount, approximately $22,500 was utilized to complete the WorldxChange and RSL acquisitions, while the remaining approximately $53,400 has been used directly in operations, principally to fund the building of its Telecommunications and Technologies divisions.

     The development and transition of the Company has been as follows:

     Telecommunications:

     Telecommunications, comprised of WorldxChange, certain assets of RSL and Transpoint, has been built primarily through three transactions, described more fully below.

     In June 2001, Acceris acquired WorldxChange from a debtor in a bankruptcy proceeding. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers. WorldxChange initially consisted primarily of a dial-around product that allowed a customer to make a call from any phone by dialing a 10-10-XXX prefix. Historically, WorldxChange marketed its services through consumer mass marketing techniques, including direct mail and direct response television and radio. In 2002, WorldxChange revamped its channel strategy by de-emphasizing the direct mail channel and devoting its efforts to pursuing more profitable methods of attracting and retaining customers. Today, it uses commercial agents as well as a network of independent commission agents recruited through its MLM programs to attract and retain new customers. Independent agents are non-employee sales people who market and sell Acceris products and services and are compensated through commissions and other incentives. MLM programs provide incentives to current customers who sign up new subscribers.

     In December 2002, Acceris completed the purchase of the assets used in the Enterprise and Agent business of RSL from a debtor in a bankruptcy proceeding. The purchase included the assets used by RSL to provide long-distance voice and data services, including frame relay, to small and medium size businesses (“Enterprise” business), and the assets used to provide long-distance and other voice services to small businesses and consumers in the residential market (“Agent” business), together with the existing customer base of the Enterprise and Agent business.

     In July 2003, Acceris acquired all of the outstanding shares of Transpoint. The acquisition of Transpoint provided Acceris with further penetration into the commercial agent channel and a larger commercial customer base.

     Starting in the fourth quarter of 2003, Telecommunications has also begun to offer local communications products to its residential and small business customers. The service will be provided under the terms of the Unbundled Network Element Platform (“UNE-P”) authorized by the Telecommunications Act of 1996 and will be available in New York and New Jersey initially, expanding to other markets throughout the United States.

     Technologies:

     In 1994, Technologies began operating as an Internet service provider and quickly identified that the emerging IP environment was a promising basis for enhanced service delivery. The Company soon turned to designing and building an IP telecommunications platform consisting of Acceris’ proprietary software, hardware and leased telecommunications lines. The goal was to create a platform with the quality and reliability necessary for voice transmission. By 1996, Acceris released its first IP-based service called “Fax-4-Less,” which provided users an efficient and cost-effective way to distribute facsimile information.

     In 1997, Technologies started offering enhanced services over a mixed IP-and-circuit-switched network platform. These services offered a blend of traditional and enhanced communication services and combined the inherent cost advantages of an IP-based network with the reliability of the existing Public Switched Telephone Network (“PSTN”). The suite of services included a one number “follow me” service, long-distance calling, unified messaging, conference calling, message broadcasting and web-based interface to manage messages and maintain personal account settings.

     In August 1997, Technologies acquired MiBridge, Inc. (“MiBridge”), a New Jersey-based communications technology company engaged in the design, development, integration and marketing of a range of software telecommunications products that supported multimedia communications over the PSTN, local area networks (“LAN”) and IP networks. Historically, MiBridge concentrated its development efforts on compression systems such as VoIP. As part of Acceris, MiBridge continued to develop patent-pending technologies which combined sophisticated compression capabilities with IP telephony technology. The acquisition of MiBridge permitted the Company to accelerate the development and deployment of IP technology across its network platform.

     In 1998, Technologies deployed its real-time IP communications network platform. With this new platform, all core operating functions such as switching, routing and media control became software-driven. This new platform represented the first nationwide, commercially viable VoIP platform of its kind. Following the launch of its software-defined VoIP platform in 1998, Technologies continued to refine and enhance the platform to make it even more efficient and capable for its partners and customers.

     In February 2000, Technologies transitioned its direct-sales marketing program to Big Planet, Inc. (“Big Planet”), a subsidiary of Nu Skin Enterprises, Inc., whereupon Big Planet became one of the Company’s wholesale customers. The transition of the network marketing sales channel to Big Planet allowed Acceris to focus on the expansion of the VoIP platform and the development and deployment of new enhanced services and products, while at the same time maintaining existing channels for retail sales.

     In April 2001, Acceris acquired WebToTel, Inc. (“WebToTel”) and Nexbell Communications, Inc. (“Nexbell”), both previously subsidiaries of Counsel, in a stock-for-stock transaction. Nexbell was sold to a third party in December 2001 (see Notes 9 and 13 to the Consolidated Financial Statements included in Item 15 hereof).

     On December 6, 2002, Technologies entered into a definitive purchase and sale agreement to sell substantially all of the assets and customer base of I-Link Communications, Inc. (“ILC”), a wholly owned subsidiary of Acceris, to Buyers United, Inc. (“BUI”). The sale closed on May 1, 2003. The sale included the physical assets required to operate Acceris’ nationwide network using its patented VoIP technology (constituting the core business of ILC) and a fully paid perpetual license to its proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all of Technologies’ operations that did not pertain to the Company’s proprietary software-based convergence solution for voice and data. This sale marked the final stage of the transformation of Technologies’ operations into a business based principally on the licensing of its proprietary software.

     Technologies owns four patents and utilizes the technology supported by those patents in providing its proprietary software solutions. The Company believes that it holds the foundational patents for VoIP in its VoIP Patents. To date, the Company has licensed portions of that technology to third parties on a non-exclusive basis. In addition, Acceris also has several patent applications pending before the United States Patent and Trademark Office (“USPTO”) and other such authorities internationally.

     Today, Technologies remains focused on delivering solutions for voice and data services to its partners and customers, while launching a strategy to realize value from its patents through licensing. With over nine years experience developing VoIP technologies, Acceris continues to offer a solution for companies to reduce telecommunications costs and/or to enter the enhanced communications market. Acceris continues to market its voice and data services and solutions and to license its enhanced services platform domestically and internationally to organizations who wish to offer voice services without incurring high development costs. The Company is pursuing opportunities to leverage its patents through a strategy to license the technology to carriers, equipment/softswitch manufacturers and customers who are deploying IP for phone-to-phone communication. Technology licensing revenues are project-based and, as such, these revenues vary from period to period based on timing and size of technology licensing projects and payments.

Employees

     As of December 31, 2003, Acceris had approximately 340 employees with whom the Company feels it has a good relationship. The Company is not subject to any collective bargaining agreements.

Business Reorganization

     During 2003, Acceris continued to consolidate functions across the Company. The Company is focused on streamlining its internal processes, eliminating duplicate efforts of staff serving similar roles in multiple locations and making the integration of additional companies into its operations more cost effective and less risky. Upon the acquisition of RSL and disposition of the ILC business in December 2002, the Company was organized into three operating segments, Retail, Enterprise and Technologies. These segments have been described in previous filings as Acceris Communications Partners, Acceris Communications Solutions and Acceris Communications Technologies, respectively.

Competition

     Acceris’ long-term success will be founded in its ability to provide quality service, enhanced features and new product offerings, which offer greater convenience to the Retail and Enterprise markets. These products must be offered at value pricing, through its selected distribution channels.

     The Retail and Enterprise businesses face competition from numerous telecommunications organizations offering services in the United States. Providers include large organizations such as AT&T, Sprint, Primus, MCI WorldCom and Verizon, as well as numerous small, lesser known, service providers.

     The Retail business, consistent with its competitors, sees significant attrition in its customer base over short periods of time, particularly with dial-around products. In order to compete with other providers such as Talk America and Ztel, Acceris has focused on developing and delivering a bundled product including local (which began in 2003), long-distance and enhanced services to targeted niche markets in the residential and small business marketplace. Recognizing that customers are highly mobile, Acceris is migrating away from dial-around products and instead is focusing its efforts on developing and marketing product offerings that appeal to higher quality, longer term customers. Factors that influence the highly mobile customer base include, among other things, quality of service, enhanced feature offerings and value pricing. Long-term success in this market is sustained by attracting new customers and developing customer loyalty.

     The Enterprise business differs significantly from the Retail business. In this business, Enterprise customers generally enter into agreements that extend from 1 to 3 years, which results in a recurring and more predictable revenue stream. The Enterprise business experiences longer term customer relationships as a result of the Company’s ability to offer specific solutions to each individual customer. The Enterprise channel differentiates itself from its competitors by offering engineered solutions that are customized and fully managed and by providing high quality, personalized customer care. A key challenge in this business is to improve cross-sell with new or enhanced product offerings.

     Technologies offers an internally developed patent-based technology solution that operates in both a convergence and IP world. Technologies provides a 100% software solution for VoIP deployment. The solution, unlike that of some of its competitors, does not rely on hardware to provide switching, conference or enhanced services. Additionally, the solution provides an open Application Programming Interface (“API”), to enable development of a wide variety of voice applications and services. Commencing in late 2002, Acceris made the decision to pursue the development of the domestic market providing software-based IP solutions to domestic carriers which assist those companies by reducing their internal costs and/or allowing them to offer enhanced service products to their own retail customers. Prior to the sale of its IP network operations based in Draper, Utah (ILC) to BUI, Acceris had offered these products internationally and marketed its enhanced service products to customers on a retail basis. Acceris does not currently experience any direct competition to its current technology although there are many competitors with certain portions of its technology, but not as an entire package. Its competition would include the traditional switched telephony infrastructure providers, such as Nortel and Lucent, which this technology displaces. While its competition offers products with similar features, its competitive product is software versus hardware-based and as such can be deployed at a significantly lower cost. Also, the software nature of its product makes it easier and more economically feasible to develop additional features and services to meet ever changing customer needs.

Government Regulation

     Overview of Products

     We offer business and residential consumers a broad suite of voice and data telecommunications products and services, including local exchange, long-distance (1+ or 10-10-XXX dial-around) and international calling services. Our various business segments operate in both regulated and non-regulated environments.

     Federal and state governing authorities regulate our local and long-distance services. For our long-distance business, we are regulated as a non-dominant interexchange carrier (“IXC”). Federal and state authorities have been reducing their regulatory requirements as the industry faces robust competition. For our local exchange services, we are regulated as a competitive local exchange carrier (“CLEC”).

     Additionally, we offer a variety of enhanced services, including an open API that enables development of a variety of voice applications using its patented VoIP software as well as data services.

     Overview of Federal Regulation

     As a carrier offering telecommunications services to the public, we are subject to the provisions of the Communications Act of 1934, as amended, and Federal Communications Commission (“FCC”) regulations issued thereunder. These regulations require us, among other things, to offer our regulated services to the public on a non-discriminatory basis at just and reasonable rates. We are subject to FCC requirements that we obtain prior FCC approval for transactions that would cause a transfer of control of one or more regulated subsidiaries. Such approval requirements may delay, prevent or deter transactions that could result in a transfer of control of our company.

     International Service Regulation. We possess authority from the FCC, granted pursuant to Section 214 of the Communications Act of 1934, to provide international telecommunications service. The FCC has streamlined regulation of competitive international services and has removed certain restrictions against providing certain services. Presently, the FCC is considering a number of international service issues that may further alter the regulatory regime applicable to us. For instance, the FCC is considering revisions to the rules regarding the rates that international carriers like us pay for termination of calls to mobile phones located abroad.

     Pursuant to FCC rules, we have cancelled our international and domestic FCC tariffs and replaced them with a general service agreement and price lists. As required by FCC rules, we have posted these materials on our Internet web site. The “detariffing” of our services has given us greater pricing flexibility for our services, but we are not entitled to the legal protection provided by the “filed rate doctrine,” which generally provides protections to carriers from legal actions by customers that challenge the terms and conditions of service.

     Interstate Service Regulation. As an IXC, our interstate telecommunications services are regulated by the FCC. While we are not required to obtain FCC approval to begin or expand our interstate operations, we are required to obtain FCC approvals for certain transactions that would affect our ownership or the services we provide. Additionally, we must file various reports and pay certain fees and assessments. We are subject to the FCC’s complaint jurisdiction and must contribute to the federal Universal Service Fund (“USF”). We must also comply with the Communications Assistance for Law Enforcement Act (“CALEA”), and certain FCC regulations which require telecommunications common carriers to modify their networks to allow law enforcement authorities to perform electronic surveillance.

     Overview of State Regulation

     Through certain of our subsidiaries, we are authorized to provide intrastate interexchange telecommunications services and, in certain states, are authorized to provide competitive local exchange services by virtue of certificates granted by state public service commissions. Our regulated subsidiaries must comply with state laws applicable to all similarly certified carriers including the regulation of services, payment of regulatory fees and preparation and submission of reports. The adoption of new regulations or changes to existing regulations may adversely affect our ability to provide telecommunications services. Consumers may file complaints against us at the public service commissions. The certificates of authority we hold can be generally conditioned, modified, cancelled, terminated or revoked by state public service commissions. Further, many states require prior approval or notification for certain stock or asset transactions, or in some states, for the issuance of securities, debts, guarantees or other financial transactions. Such approvals can delay or prevent certain transactions.

     Overview of Ongoing Policy Issues

     Local Service. Through the Telecommunications Act of 1996 (the “1996 Act”), Congress sought to establish a competitive and deregulated national policy framework for advanced telecommunications and information technologies. To date, local exchange competition has not progressed to a point where significant regulatory intervention is no longer required. Regulators believed that a “hands-off” policy would drive local exchange service into an adequately competitive market, but there continues to be a strong need for policy issue clarification and construction. Some policy changes have been addressed through the court system, not the regulatory system. For instance, the FCC has attempted several times to develop a list of “Unbundled Network Elements” (“UNEs”) which are portions of the incumbent local exchange carrier (“ILECs”) networks and services that must be sold separately to competitors. On several occasions, the courts have rejected the FCC’s approach to defining UNEs. The FCC’s most recent attempt to develop rules, the Triennial Review Order, was vacated by the U.S. Circuit Court of Appeals in Washington D.C. on March 4, 2004. The Court’s ruling is scheduled to go into effect 60 days after decision but will likely be appealed to the U.S. Supreme Court. If the U.S. Supreme Court agrees to review the decision, the effective date of this ruling could be delayed. We are unable to determine the outcome of these proceedings; however, the inability to purchase UNEs could increase our costs for providing local service, or prevent us from providing the service altogether.

     Universal Service Fund. In 1997, the FCC issued an order implementing Section 254 of the 1996 Act, regarding the preservation of universal telephone service. Section 254 and related regulations require all interstate and certain international telecommunications carriers to contribute toward the Universal Service Fund (“USF”), a fund that provides subsidies for the provision of service to schools and libraries, rural health care providers, low income consumers and consumers in high cost areas.

     Quarterly, the Universal Service Administrative Company (“USAC”), which oversees the USF, reviews the need for program funding and determines the applicable USF contribution percentage that interstate telecommunications carriers must contribute. While carriers are permitted to pass through the USF charges to consumers, the FCC has strictly limited amounts passed through to consumers in excess of a carrier’s determined contribution percentage.

     As discussed below, the industry is moving from traditional circuit-switched telephone service to digitized IP-based communications. It is possible that this trend could threaten the amount of revenues USAC can collect through the USF system, and that the resulting revenue shortfall could prevent the system from meeting its funding demands. Separately from the FCC’s inquiry into the regulation of IP-based voice service, the FCC could exercise its so called “permissive authority” under the 1996 Act and assess USF contribution on VoIP providers. To date, only some VoIP providers contribute to the USF. If VoIP providers were exempted from USF contributions, telecommunications carriers would likely pay significantly higher USF contributions; conversely, if VoIP providers were required to contribute, traditional telecommunications carriers would contribute less. In addition to the FCC, Congress is considering this issue. Current Congressional debates are divided over whether IP-based telephony service providers should be required to contribute to the USF. A decision to require VoIP providers to contribute to the USF may adversely affect our provision of VoIP services.

     VoIP Notice of Proposed Rule Making. In March 2004, the FCC issued the VoIP Notice of Proposed Rulemaking to solicit comments on many aspects of the regulatory treatment of VoIP services (the “VoIP NPRM”). The FCC continues to consider the possibility of regulating access to IP-based services, but has not yet decided on the appropriate level of regulatory intervention for IP-based service applications. Should the FCC rule that our software-based solution for VoIP deployment, and other similar service applications should be regulated, our VoIP services may be adversely affected.

     Further, the VoIP NPRM will likely address the applicability of access charges to VoIP services. Access charges provide compensation to local exchange carriers for traffic that originates or terminates on their networks. Certain LECs have argued that certain types of VoIP carriers provide the same basic functionality as traditional telephone service carriers, in that they carry a customer’s call from an origination point to a termination destination. Any ruling or decision from the FCC requiring VoIP carriers to pay access charges to ILECs for local loop use may adversely affect our VoIP services.

     The VoIP NPRM is also expected to address the extent to which CALEA will be applicable to VoIP services. Recently, in a separate proceeding, the Federal Bureau of Investigation and other federal agencies have asked the FCC to clarify that VoIP is a telecommunications service, for the purpose of subjecting VoIP to CALEA’s wiretapping requirements.

     Broadband Deployment. Broadband refers to any platform capable of providing high bandwidth-intensive content and advanced telecommunications capability. The FCC’s stated goal for broadband services is to establish regulatory policies that promote competition, innovation and investment in broadband services and facilities. Broadband technologies encompass evolving high-speed digital technologies that offer integrated access to voice, high-speed data, video-on-demand or interactive delivery services. The FCC is seeking to 1) encourage the ubiquitous availability of broadband access to the Internet, 2) promote competition across different platforms for broadband services, 3) ensure that broadband services exist in a minimal regulatory environment that promotes investment and innovation and 4) develop an analytical framework that is consistent, to the extent possible, across multiple platforms. The FCC has opened several inquiries to determine how to promote the availability of advanced telecommunications capability with the goal of removing barriers to deployment, encouraging competition and promoting broadband infrastructure investment. For instance, the FCC is considering the appropriate regulatory requirements for ILEC provision of domestic broadband telecommunications services. The FCC’s concern is whether the application of traditional common carrier regulations to ILEC-provided broadband telecommunications services is appropriate. Under existing regulations, ILECs are treated as dominant carriers absent a specific finding to the contrary for a particular market and, as dominant carriers, are subject to numerous regulations, such as tariff filing and pricing requirements.

     On February 7, 2002, the FCC released its third biennial report on the availability of broadband, in which it concluded that broadband is being deployed in a reasonable and timely manner. The report showed that the advanced telecommunications services market continues to grow and that the availability of and subscribership to high-speed services increased significantly since the last report. Additionally, the report noted that investment in infrastructure for advanced telecommunications remains strong. The data in the report is gathered largely from standardized information from providers of advanced telecommunications capability including wireline telephone companies, cable providers, wireless providers, satellite providers, and any other facilities-based providers of 250 or more high-speed service lines (or wireless channels) in a given state.

     Internet Service Regulation. The demand for high-speed Internet access has increased significantly over the past several years as consumers increase their Internet use. The FCC is active in reviewing the need for regulatory oversight of Internet services and to date has advocated less regulation and more market-based competition for broadband providers. The FCC’s stated policy is to promote the continued development of the Internet and other interactive computer-based communications services. We cannot be certain that the FCC will continue to take a deregulatory approach to the Internet. Should the FCC increase regulatory oversight of Internet services, our costs could increase for providing those services.

Available Information

     Acceris is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that Acceris file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Acceris, that file electronically with the SEC. In addition, Acceris’ Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The Company has made available free of charge through its Internet web site, http://www.acceris.com (follow Investor Relations tab to link to “SEC Filings”) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

Item 2. Properties.

     The Company rents approximately 31,000 square feet of office space in San Diego, California under 2 commercial leases which terminate in May 31, 2004 and April 30, 2006. The combined rental fee is approximately $45 per month. The Company uses this space primarily for its sales and marketing team, certain network resources and certain administrative staff.

     The Company rents approximately 46,000 square feet of office space in Pittsburgh, Pennsylvania under a lease expiring on June 30, 2005, at a cost of approximately $54 per month. The Company uses this space primarily for its network operations center, administrative staff and other employees.

     The Company rents approximately 12,000 square feet of office space in Somerset, New Jersey under a lease expiring September 30, 2008, at a cost of approximately $11 per month. The Company uses this space to operate its local service offering as well as for certain of its information technology and other employees.

     The Company also leases several other co-location facilities throughout the United States to house its network equipment, as well some additional office space. Such spaces vary in size and length of term. The total combined square footage of the spaces under these agreements is no greater than 29,000 square feet at a cost of approximately $95 per month.

     The Company owns four issued patents and utilizes the technology supported by those patents in providing its products and services. It has also licensed certain portions of that technology to third parties on a non-exclusive basis. In December 2003, Acceris purchased US Patent No. 6,243,373, including a corresponding foreign patent and related international patent applications. In August 2002, Acceris’ voice Internet transmission system patent was issued (US Patent No. 6,438,124). This patent, together with US Patent No. 6,243,373 and its related patent applications comprise our VoIP Patents and form an international patent portfolio that covers the basic process and technology that enables VoIP communications as it is used in the market today. Acceris also has two other IP patents, US Patent Nos. 5,898,675 and 5,754,534 issued in 1999 and 1998, respectively, which are related to the delivery of high quality conference calls with compressed signals. Together, these patented technologies have been successfully deployed and commercially proven in a nationwide IP network and in Acceris’ unified messaging service, API and software licensing businesses. Acceris plans to further leverage these patents as it packages an IP solution for the growing Enterprise segment. While the Company is using the technology supported by the VoIP Patents in its business, it is also investigating whether and to what extent the VoIP Patents may be able to be licensed to third parties. The Company also has several patent applications that are currently pending before USPTO.

Item 3. Legal Proceedings.

          The Company is involved in various legal matters arising out of its operations in the normal course of business. None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

          On November 26, 2003, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). The following is a tabulation of the voting on the proposals presented at the Annual Meeting. The voting on Proposal 3 was adjourned until December 30, 2003 in order to allow the Company to distribute to its stockholders amended statutory sections of the state of Florida’s corporate statutes. Proposal 3 was voted on at an Adjourned Meeting of Stockholders on December 30, 2003.

PROPOSAL 1.	The following two nominees were elected as Class I directors, each to serve for three years and until his successor has been duly elected and qualified.

	Shares Voted For	Shares Withheld	Broker Non-Votes
Samuel L. Shimer	107,079,096	zero	20,861,603
Stephen A. Weintraub	107,078,796	zero	20,861,603

Terms of office for Allan C. Silber, Kelly D. Murumets, Hal B. Heaton, Albert Reichmann, Henry Y.L. Toh and John R. Walter continued after the meeting. Mr. Reichmann resigned his position on March 23, 2004, and the Board appointed Mr. William H. Lomicka to fill the vacancy left by Mr. Reichmann. Mr. Walter resigned his position on April 5, 2004 and as of the date of this filing, the vacancy left by Mr. Walter has not been filled. See Item 10 for further discussion.

PROPOSAL 2.	The name of the Company was changed to “Acceris Communications Inc.”

Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Votes
107,635,391	1,044,170	139,324	20,861,603

PROPOSAL 3.	An amendment to the Company’s Articles of Incorporation deleting Article VI thereto was approved.

Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Votes
84,298,855	2,498,343	277,934	N/A

PROPOSAL 4.	A 1-for-20 reverse stock split of the Company’s common stock was approved.

Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Votes
26,026,024	3,264,320	127,995	20,861,603

PROPOSAL 5.	The 2003 Stock Option and Appreciation Rights Plan was approved and adopted.

Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Votes
82,065,674	2,965,167	593,838	N/A

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

     Shares of Acceris’ common stock, $0.01 par value per share, are traded on the OTC Bulletin Board (“OTC-BB”) under the symbol ACRS.OB.

     The following table sets forth the high and low prices for the Company’s common stock for the period as quoted on the OTC-BB from January 1, 2002 to December 31, 2003 (adjusted for a 1-for-20 reverse stock split that was approved on November 26, 2003) based on interdealer quotations, without retail markup, markdown, commissions or adjustments and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2002	$10.00	$1.40
June 30, 2002	5.80	2.60
September 30, 2002	4.80	1.80
December 31, 2002	3.40	1.40

March 31, 2003	$3.40	$2.00
June 30, 2003	5.60	2.00
September 30, 2003	6.00	3.00
December 31, 2003	4.80	1.20

     On April 8, 2004, the closing price for a share of the Company’s common stock was $3.45.

Holders

     As of March 15, 2004, the Company had approximately 898 stockholders of common stock of record and there were approximately 9,783 beneficial owners of the Company’s common stock.

Dividends

     To date, the Company has not paid dividends on its common stock nor does it anticipate that it will pay dividends in the foreseeable future. As of December 31, 2003, the Company does not have any preferred stock outstanding which has any preferential dividends. The Loan and Security Agreement with Foothill Capital Corporation restricts the ability of one of the Company’s subsidiaries from making distributions or declaring or paying any dividends to the Company.

Dissenters’ Appraisal Rights

     At the Company’s Adjourned Meeting of Stockholders held on December 30, 2003, stockholders of the Company approved an amendment to the Company’s Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised the Company in writing prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act, provided their shares were not voted in favor of the amendment.

     In January 2004, appraisal notices in compliance with Florida corporate statutes were sent to all stockholders who had advised the Company of their intention to exercise their appraisal rights. The appraisal notices included the Company’s estimate of fair value of the Company’s shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of the Company’s stock have returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified the Company of his acceptance of the Company’s offer of $4.00 per share, while the stockholders of the remaining shares did not accept the Company’s offer. Subject to the qualification that the Company may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, the Company’s total assets are less than its total liabilities, stockholders who accepted the Company’s offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of the Company’s receipt of a duly executed appraisal notice. If the Company should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of the Company’s common stock. Stockholders who did not accept the Company’s offer were required to indicate their own estimate of fair value, and if the Company does not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, establishing a fair market value for the shares in question. To date, no payments have been made and no appraisal proceeding has commenced.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

     On November 30, 2003, the Company entered into an Amended Debt Restructuring Agreement with Counsel whereby approximately $32,721 of notes payable was converted into 8,681,096 shares of the Company’s common stock at a conversion rate of approximately $3.77 per share. On that same date, Counsel also exercised its voluntary conversion right on an additional $7,952 of debt owed to Counsel into 4,747,396 at a conversion rate of $1.68 per share. No cash consideration was received in the transactions. The Company relied on an exemption from registration under Section 4(2) of the Securities Exchange Act of 1933.

Item 6. Selected Financial Data.

     The following selected consolidated financial information was derived from the audited consolidated financial statements and notes thereto. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. All amounts below are in thousands, except share and per share amounts.

	1999	2000	2001	2002	2003
				(1)
Statement of Operations Data :
Revenues:
Telecommunications services	$—	$—	$50,289	$85,252	$133,765
Marketing services	3,673	464	—	—	—
Technology licensing and development	2,507	8,972	5,697	2,837	2,164
Other	—	400	—	—	—

Net sales	6,180	9,836	55,986	88,089	135,929
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation below)	—	—	35,546	50,936	86,006
Marketing services costs	5,400	456	—	—	—
Selling, general, administrative and other	10,148	14,683	30,790	33,015	57,264
Provision for doubtful accounts	—	—	2,861	5,999	5,438
Research and development	2,636	4,220	2,332	1,399	—
Depreciation and amortization	5,482	3,991	6,409	4,270	7,125

Total operating expenses	23,666	23,350	77,938	95,619	155,833

Operating loss	(17,486)	(13,514)	(21,952)	(7,530)	(19,904)
Other expense, net	(4,856)	(1,639)	(4,023)	(7,499)	(6,946)

Loss from continuing operations	(22,342)	(15,153)	(25,975)	(15,029)	(26,850)
Income (loss) from discontinued operations	(2,317)	(10,599)	(18,522)	(12,508)	529

Net loss	$(24,659)	$(25,752)	$(44,497)	$(27,537)	$(26,321)

Loss from continuing operations applicable to common stockholders	$(31,269)	$(16,800)	$(10,759)	$(15,029)	$(26,850)

Net income (loss) per common share - basic and diluted:
Loss from continuing operations	$(29.21)	$(12.60)	$(2.17)	$(2.58)	$(3.83)
Income (loss) from discontinued operations	(2.16)	(7.95)	(3.73)	(2.15)	0.08

Net loss per common share	$(31.37)	$(20.55)	$(5.90)	$(4.73)	$(3.75)

Balance Sheet Data:
Working capital deficit	$(1,319)	$(30,061)	$(40,812)	$(17,244)	$(26,576)
Furniture, fixtures, equipment and software, net	7,019	10,983	21,024	11,479	8,483
Intangible assets, net	6,551	3,939	1,331	2,747	4,417
Total assets	21,658	21,657	46,780	41,446	39,054
Total current liabilities	8,976	35,960	64,117	40,852	50,887
Total long-term obligations:	9,659	2,802	19,661	64,519	37,476
Related party	—	—	8,133	59,340	35,073
Other	9,659	2,802	11,528	5,179	2,403
Stockholders’ deficit	(11,050)	(28,839)	(36,998)	(63,925)	(49,309)

(1) The selected financial data above as of December 31, 2002 and for the year then ended were restated on the Company’s Annual Report on Form 10-K/A #2, filed with the SEC on October 15, 2003 from those previously issued to account for revenues from the Company’s network service offering when the actual cash collections to be retained by the Company are finalized. The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations. The restatement increased the net loss for the year ended December 31, 2002 by $3,505 or $0.60 per share.

Significant Acquisitions and Dispositions:

     On April 17, 2001, the Company acquired WebToTel and its subsidiaries (including Nexbell) in a stock for stock transaction. However, as WebToTel (which was a subsidiary of Counsel) and Acceris were under common control as of March 1, 2001 (the date Counsel obtained its ownership in Acceris), the Company has accounted for the acquisition using the pooling-of-interests method of accounting as of March 1, 2001. Accordingly, the financial results of WebToTel and its subsidiaries (including Nexbell which was sold in December 2001) are included herein subsequent to March 1, 2001.

     On June 4, 2001, Acceris purchased WorldxChange from a debtor in a bankruptcy proceeding. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to residential and commercial customers. WorldxChange’s operations are part of the Retail segment.

     On December 6, 2002, Acceris entered into an agreement, which closed on May 1, 2003, to sell substantially all of the assets of ILC. The sale included the physical assets required to operate Acceris’ nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use Acceris’ proprietary software platform. Additionally, Acceris sold its customer base that was serviced by ILC. Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, operating results of ILC have been reclassified in the years from 1998 to 2002 to discontinued operations.

      On December 10, 2002, Acceris completed the purchase of the Enterprise and Agent business of RSL. The acquisition included the Enterprise business assets used by RSL to provide long-distance voice and data services, including frame relay, to small and medium size businesses and the Agent business assets used to provide long-distance and other voice services to small businesses and the consumer/residential market, together with the existing customer base of the Enterprise and Agent business. The Agent business is included in the Retail segment while the Enterprise business is included in the Enterprise segment.

     On July 28, 2003, the Company completed the purchase of all of the outstanding stock of Transpoint. The acquisition provided the Company with further penetration into the commercial agent channel, as well as a larger residential customer base.

Debt Restructuring

     In order to reduce the cash requirements to pay the related party debt, the Company entered into an Amended Debt Restructuring Agreement with Counsel whereby approximately $32,721 was converted into common stock on November 30, 2003, reducing Acceris’ debt obligation and related interest charges without expending cash. On that same date, Counsel also exercised its voluntary conversion right on an additional $7,952 of debt owed by Counsel (see Item 13 for further discussion). Additionally, during 2003, Counsel extended the due date on the remaining related party debt to June 30, 2005. The balance due to Counsel for the related party debt was approximately $35,073 at December 31, 2003.

Reverse Stock Split

     On November 26, 2003, Acceris stockholders approved a 1-for-20 reverse stock split. Accordingly, the earnings per share for years prior to 2003 have been restated to reflect the reverse split. All references to share numbers reflect the reverse stock split unless otherwise noted. In connection with the reverse stock split, the par value of the Company’s common stock changed from $0.007 to $0.01.

Adoption of Significant Accounting Pronouncements

      In 2003, Acceris adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 (“SFAS 145”). SFAS 145 requires the modification of the Company’s 2001 financial statement to reclassify the previously reported gain on debt extinguishment from extraordinary item to discontinued operations.

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 on July 1, 2003 and the adoption did not have any effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 and did not have any effect on the Company’s financial position or results of operations.

     In December 2003, the Securities and Exchange Commissions (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), which supersedes portions of SAB 101. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of the FASB’s Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) While the wording of SAB 104 changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

Significant Risks and Material Uncertainties

     There are significant risks and material uncertainties that exist in Acceris’ business model and environment that may cause the data reflected herein to not be indicative of the Company’s future financial condition. These risks and uncertainties include, but are not limited to those presented below in Item 7, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, as amended, and information relating to Acceris that are based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “ will,” “ anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below under “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements.

Overview and Recent Developments

     Our vision is to be the preferred supplier of high-quality communications products and services to targeted markets that will deliver profitable growth while creating value for all stockholders. Our mission is to provide businesses and consumers with competitively priced voice, data and enhanced communications services via direct and indirect channels. Through the dedication of our employees, we deliver industry-leading customer care, customized product solutions and full back office support, building long-term loyalty and trust with our customers. Our Telecommunications division operates primarily through two specific marketing channels: (1) Retail, which offers a broad selection of voice and data telecommunications products and services to residential and commercial customers through a network of independent agents, primarily via MLM and commercial agent programs; and (2) Enterprise, which offers voice services and fully integrated, fully managed data services . Our Technologies division offers a proven network convergence solution for voice and data in VoIP communications technology and holds two foundational patents in the VoIP space (US Patent Nos. 6,243,373 and 6,438,124). In 2004, we intend to pursue efforts to license the technology supported by our patents to carriers and equipment manufacturers and suppliers in the IP telephony market.

     Acceris has been built through the acquisition of predecessor businesses, which have been and are continuing to be integrated, consolidated and reorganized. These predecessor businesses are organized into two categories: Telecommunications and Technologies. Telecommunications has been assembled through the acquisition of WorldxChange in 2001 and certain assets of RSL in 2002. Added to this was the acquisition of all the outstanding stock of Transpoint, which closed in 2003.

     Our development and transition is articulated below:

     Telecommunications:

     WorldxChange is a facilities-based telecommunications carrier which provides international and domestic long-distance service to retail customers. At the time we purchased the business, WorldxChange consisted primarily of a dial-around product that allowed a customer to make a call from any phone by dialing a 10-10-XXX prefix. Historically, WorldxChange marketed its services through consumer mass marketing techniques, including direct mail and direct response television and radio. In 2002, we revamped our channel strategy by de-emphasizing the direct mail channel and devoting our efforts to pursuing more profitable methods of attracting and retaining customers. We now use commercial agents as well as a network of independent commission agents recruited through the WorldxChange MLM program to attract and retain new customers. In 2004 we launched the Agent Warrant Program which awards warrants to certain of our agents based on performance criteria as a means to attract and incentivize new independent agents.

     In December 2002, we completed the purchase of certain assets of RSL from a bankruptcy proceeding. The purchase included the assets used by RSL to provide long-distance voice and data services, including frame relay, to their Enterprise customers and the assets used to provide long-distance and other voice services to small businesses and the consumer/residential market, which they referred to as their Agent business.

     In July 2003, we completed the purchase of all the outstanding stock of Transpoint. The acquisition of Transpoint provided us with further penetration into the commercial agent channel and a larger commercial customer base.

     Technologies:

     In 1994, we began operating as an Internet service provider and quickly identified that the emerging IP environment was a promising basis for enhanced service delivery. We soon turned to designing and building an IP telecommunications platform consisting of our proprietary software, hardware and leased telecommunications lines. The goal was to create a platform with the quality and reliability necessary for voice transmission.

     In 1997, we started offering enhanced services over a mixed IP-and-circuit-switched network platform. These services offered a blend of traditional and enhanced communication services and combined the inherent cost advantages of the IP-based network with the reliability of the existing PSTN. Our suite of services included a one number “follow me” service, long-distance calling, unified messaging, conference calling, message broadcasting and web-based interface to manage messages and maintain personal account settings.

     In August 1997, we acquired MiBridge, a communications technology company engaged in the design, development, integration and marketing of a range of software telecommunications products that support multimedia communications over the PSTN, LANs and IP networks. Historically, MiBridge concentrated its development efforts on compression systems such as VoIP. As part of Acceris, MiBridge continued to develop patent-pending technologies combining sophisticated compression capabilities with IP telephony technology. The acquisition of MiBridge permitted us to accelerate the development and deployment of IP technology across our network platform.

     In 1998, we first deployed our real-time IP communications network platform. With this new platform, all core operating functions such as switching, routing, and media control, became software-driven. This new platform represented the first nationwide, commercially viable VoIP platform of its kind. Following the launch of our software-defined VoIP platform in 1998, we continued to refine and enhance the platform to make it even more efficient and capable for our partners and customers.

     In February 2000, we transitioned our direct-sales marketing program to Big Planet, whereupon they became one of our wholesale customers. The transition of the network marketing sales channel to Big Planet allowed us to focus on the expansion of our VoIP platform and the development and deployment of new enhanced services and products, while at the same time maintaining existing channels for retail sales.

     In April 2001, we acquired WebToTel and Nexbell, both previously subsidiaries of Counsel, in a stock-for-stock transaction. We sold Nexbell to a third party in December 2001 (see Notes 9 and 13 to the Consolidated Financial Statements included in Item 15 hereof).

     On December 6, 2002, we entered into a definitive purchase and sale agreement to sell substantially all of the assets and customer base of ILC to BUI, which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the ILC business) and a fully paid perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. This sale marked the final stage of the transformation of our Technologies operations into a business based principally on the licensing of our proprietary software.

     We own four patents and utilize the technology supported by those patents in providing our proprietary software solutions. We believe that we hold the foundational patents for VoIP in our VoIP Patents. To date, we have licensed portions of that technology to third parties on a non-exclusive basis. In addition, we also have several patent applications pending before the USPTO and other such authorities internationally.

     Today, our Technologies segment remains focused on delivering solutions for voice and data services to our partners and customers, while launching a strategy to realize value from our patents through licensing. With over nine years experience developing VoIP technologies, we continue to offer a proven and time-tested solution for companies to reduce telecommunications costs and/or to enter the enhanced communications market. We continue to market our voice and data services and solutions and to license our enhanced services platform domestically and internationally to organizations who wish to offer voice services without incurring high development costs. We are evaluating opportunities to leverage our patents through a strategy to license our technology to carriers, equipment/softswitch manufacturers and customers who are deploying IP for phone-to-phone communication. Technology licensing revenues are project-based and, as such, these revenues vary from period to period based on timing and size of technology licensing projects and payments.

Liquidity and Capital Resources

     We have incurred substantial operating losses and negative cash flows from operations since inception and had a stockholders’ deficit of $49,309 and negative working capital of $26,576 at December 31, 2003. We had a stockholders’ deficit of $63,925 and negative working capital of $17,244 at December 31, 2002. We continued to finance our operations during 2003 through related party debt with an outstanding balance of $35,073 and a revolving credit facility with an unrelated third party with an outstanding balance of $12,127 as of December 31, 2003. At December 31, 2002, the balance of our related party debt and a third party revolving credit facility was $59,340 and $9,086, respectively.

     While there can be no assurance, we expect that once the streamlining of our operations is complete and the strategy changes we have implemented over the last two years have matured, the acquired businesses comprising our Telecommunications division will begin deriving positive cash flows during 2004. Our Technologies business achieved positive earnings and cash flows during 2003.

     At December 31, 2003, we have debt of $35,073 owed to Counsel, which matures on June 30, 2005 (subject to certain contingent acceleration clauses). This debt is supplemented by an agreement from Counsel to fund through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements (the “Keep Well”). The Keep Well obligates Counsel to continue its financial support of Acceris at least until June 30, 2005. In 2003, Counsel advanced us approximately $7,896 under the Keep Well and converted approximately $5,667 of accrued interest into principal. See Item 13 for further discussion of the Keep Well.

     During 2003, Counsel acquired a debt we owed to Winter Harbor LLC of $2,557 and converted $40,673 of its convertible debt into Acceris common stock. This combination of events significantly reduced our liabilities, particularly to Counsel.

     During 2004, our intention is to approach the capital markets to raise funds, however there can be no assurance that such fund raising will be successful. Since December 31, 2003, Counsel has advanced us approximately $4,050 in additional funding for general operating needs. Subsequent to December 31, 2003, we have sold approximately 50% of the shares we hold of BUI for approximately $1,600, which proceeds will be used to fund operations, capital expenditures and to improve working capital. We intend to sell the remainder of these shares during 2004. These shares are shown in current assets as investments in preferred stock at December 31, 2003.

     We expect that if we improve our operational results throughout 2004 and complete additional third party financing, our dependence on Counsel to support our ongoing operational, capital and debt needs will be reduced.

     The majority of the Company’s debt matures on June 30, 2005. This includes amounts due on our three-year asset-based credit facility, under which we owed $12,127 at December 31, 2003 and amounts owed to Counsel of $35,073 (plus additional interest accrued prior to June 2005). While there is no assurance, we expect that we will be able to refinance or replace these debt facilities on acceptable terms.

     While management’s plans and expectations are clear, there is no assurance that we will be able to improve our cash flow from operations, obtain additional third party financing, extend, repay or refinance our debt with Counsel or our asset-based lender on acceptable terms, or obtain an extension of the existing funding commitment from Counsel beyond June 30, 2005, should it be required. If we are unable to accomplish the above, we may have to evaluate opportunities to sell assets or obtain alternative financing with terms that are not favorable to us.

Cash Position

     Cash and cash equivalents as of December 31, 2003 were $2,033 compared to $3,620 in 2002 and $4,663 in 2001.

Cash flow from operating activities

     Our working capital deficit increased to $26,576 as of December 31, 2003, from $17,244 as of December 31, 2002. The increase in our working capital deficit is primarily related to (1) the $4,720 increase in our deferred revenues from December 31, 2002 to 2003 due to our network service offering, (2) the increase to our asset-backed credit facility of $3,041 from December 31, 2002 to 2003 due to new borrowings in 2003, (3) the increase in accounts payable of $3,165 from December 31, 2002 to 2003 and (4) partially offset by the increase in our current assets of $2,058 due to the reclassification of our investment in the preferred stock of BUI from long term to current as of December 31, 2003.

     Cash used by operating activities during 2003 was $8,315 as compared to $4,871 during 2002. The net increase in cash used in 2003 was primarily due to the increase in 2003 of $5,944 in our accounts receivable resulting from the acquisition of RSL at the end of 2002 and Transpoint in 2003 compared to an increase in 2002 of $1,269, the existence of an impairment of long-lived assets in 2002 of $3,609, the receipt in 2003 of $1,100 in stock as consideration for one of our technology licenses and offset by an increase in deferred revenue of $4,720 in 2003 compared to a decrease of $1,643 in 2002. The change in deferred revenue is related to our network service offering which we ceased in July 2003. Cash used in operating activities during 2001 was $29,283. The decrease from 2001 to 2002 is primarily due to a decrease in our net loss which resulted from improved operating performance by our Retail segment in 2002 as compared to 2001 and continued downsizing of Acceris’ network and development operations.

Cash utilized in investing activities

     Net cash used in investing activities in 2003 was $1,827 as compared to net cash used of $9,233 in 2002 and $15,410 in 2001. In 2003, cash used by investing activities relates to the purchase of equipment in the amount of $2,036 and a payment of $100 for the purchase of US Patent No. 6,243,373. This was offset by cash received from the sale of assets in the amount of $160. The decrease from 2002 to 2003 relates primarily to the purchase of RSL in 2002 for approximately $8,276. The purchase of Transpoint in 2003 was accomplished by converting trade payables due to Acceris (which were paid over time by Acceris on behalf of Transpoint) into equity of Transpoint in accordance with the purchase agreement. The payment of trade payables by Acceris on behalf of Transpoint has been accounted for in cash flows from operating activities in 2002 and 2003 and amounted to approximately $2,882 paid from the period July 2002 through July 2003. Also in 2002, we acquired $1,649 in furniture, fixtures, equipment and software as we expanded our operations and continued to improve our network in order to reduce its overall operating cost, offset by proceeds of $692 on the sale of a building.

     In 2001, cash used by investing activities was primarily due to the $13,447 purchase of WorldxChange assets and the purchase of approximately $1,963 of furniture, fixtures, equipment and software.

Cash provided by financing activities

      Financing activities provided net cash of $8,555 in 2003 as compared to cash provided of $13,061 in 2002 and $47,200 in 2001. The decrease from 2002 to 2003 primarily relates to the fact that in 2003 we received $7,896 in funding from Counsel, which included cash to fund ongoing operations and continue the reorganization of the business, while in 2002 we received $16,823 in funding from Counsel (offset by principal repayments of $3,000 during 2002). The cash received from Counsel in 2002 was primarily for the purchase of certain assets of RSL and to fund operations.

     In 2001, Counsel provided advances of $43,920 (offset by principal repayments of $2,500) to fund the purchase of WorldxChange and general operating costs. Additionally, we made net borrowings from our revolving line of credit of $6,996.

Contractual Obligations

     We have various commitments in addition to our debt. The following table summarizes our contractual obligations at December 31, 2003:

	Payment due by period
		Less than 1	1-3	3-5	More than 5
Contractual obligations:	Total	year	years	years	years
Long term debt obligations	$49,372	$13,381	$35,583	$349	$59
Capital lease obligations	$4,346	$2,715	$1,631	$—	$—
Operating leases for office space and equipment	$7,047	$2,373	$3,263	$1,115	$296
Purchase commitments for telecommunications services (1)	$—	$—	$—	$—	$—

(1) From time to time, Acceris has various agreements with national carriers to lease local access spans and to purchase carrier services. The agreements include minimum usage commitments with termination penalties up to 100% of the remaining commitment. At December 31, 2003 all of our minimum usage commitments have been met.

Consolidated Results of Operations

We have provided consolidated and segmented reporting on an annual and rolling quarter basis as we believe that this is an appropriate way to review the financial results of the business. The following consolidated discussion and analysis should be read in conjunction with results by segment below.

Key selected financial data for the three years ended December 31, 2003, 2002 and 2001 are as follows:

				Percent Change
(in 000’s)	2003	2002	2001	2003 vs 2002	2002 vs 2001
Revenues:
Telecommunications services	$133,765	$85,252	$50,289	57	70
Technology licensing and development	2,164	2,837	5,697	(24)	(50)

Total revenues	135,929	88,089	55,986	54	57

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation shown below)	86,006	50,936	35,546	69	43
Selling, general, administrative and other	57,264	33,015	30,790	73	7
Provision for doubtful accounts	5,438	5,999	2,861	(9)	110
Research and development	—	1,399	2,332	*	(40)
Depreciation and amortization	7,125	4,270	6,409	67	(33)

Total operating costs and expenses	155,833	95,619	77,938	63	23

Operating loss	(19,904)	(7,530)	(21,952)	164	(66)
Other income (expense):
Interest expense	(8,162)	(7,894)	(4,693)	3	68
Interest and other income	1,216	395	81	208	388
Gain on sale of subsidiary	—	—	589	*	*

Total other income (expense)	(6,946)	(7,499)	(4,023)	(7)	86

Loss from continuing operations	(26,850)	(15,029)	(25,975)	79	(42)
Loss from discontinued operations, net of $0 tax	529	(12,508)	(18,522)	(104)	(32)

Net loss	$(26,321)	$(27,537)	$(44,497)	(4)	(38)

2003 Compared to 2002

     When considering the review of the results of continuing operations for 2003 compared to 2002, it is important to note the following significant changes in our operations that occurred in 2003 and 2002. Namely:

1.	In July 2003, we acquired Transpoint. The operations of Transpoint from July 28, 2003 to December 31, 2003 have been included in the statement of operations for 2003. However, there were no such operations in 2002.

2.	On December 10, 2002, we purchased the assets of RSL, including the assumption of certain liabilities. The RSL operations from January 1, 2003 to December 31, 2003 have been included in the statement of operations for the entire fiscal year. In 2002, the operations of RSL were included for the period December 10, 2002 to December 31, 2002.

3.	On December 6, 2002, we entered into an agreement to sell substantially all of the assets and customer base of ILC. The sale closed on May 1, 2003. As a result of the agreement, the operational results related to ILC have been reclassified as discontinued operations in the current and prior years and accordingly are not included in the following analysis of continuing operations for 2003 or 2002.

4.	In November 2002, we began to sell a network service offering provided by a new supplier. The sale of that service offering ceased in late July 2003. While this product has been discontinued, revenue is recognized as cash receipts become unencumbered, and we expect this to continue in 2004. See further discussion below, as well as in the section entitled “Critical Accounting Estimates.”

Revenues:

     The increase in Telecommunications services revenue to $133,765 in 2003 from $85,252 in 2002 is primarily related to the following events:

(1)	In December 2002, we acquired certain assets of RSL from a bankruptcy proceeding. The acquisition has been accounted for under the purchase method of accounting and accordingly, revenue subsequent to the acquisition has been included in our revenue. There is a full year of RSL revenue included in 2003, versus less than one month in 2002. The operations of RSL provided approximately $15,300 in Telecommunications revenues in 2003, compared to approximately $2,500 for December 2002. Additionally, the operations of Transpoint which began in July provided approximately $2,055 in Telecommunications revenue during 2003, which was not present in 2002.

(2)	We have continued to experience a decline in revenue from 10-10-XXX dial around services and from a related direct mail program launched in 2001 and curtailed in early 2002. In 2003, revenues from our dial around product were approximately $54,900 versus approximately $66,800 in 2002.

(3)	We have experienced growth in our revenue from customers acquiring 1+ services through our growing commercial, ethnic and MLM channels on which we began to focus in early 2002. Revenues from our 1+ product were approximately $44,400 in 2003 versus approximately $15,791 in 2002.

(4)	We launched a network service offering in 2002, which we curtailed in July 2003. We recognized revenues of approximately $7,629 in 2003 as cash receipts became unencumbered, compared to recognizing no revenues in 2002. At December 31, 2003, $4,621 in cash receipts remain encumbered and are accounted for as deferred revenues on our balance sheet. We anticipate that these receipts will become unencumbered and recognized as revenue in 2004.

(5)	Although we continued to experience price erosion in 2003 in a very competitive long-distance market, our customer and traffic growth is outpacing this compression. The increase in number of subscribers from 279,532 at December 31, 2002 to 354,248 at December 31, 2003, coupled with the increase in traffic per user has driven the remainder of our increase in revenue, year-over-year. In 2003, we recognized approximately $97,756 of domestic and international long distance revenues (including monthly recurring charges and USF fees) on approximately 907,000,000 minutes, resulting in a blended rate of approximately $0.11 per minute. In 2002, we recognized approximately $82,466 of domestic and international long distance revenues on approximately 680,480,000 minutes, resulting in a blended rate of approximately $0.12 per minute.

     Technology licensing and development revenues decreased $673 to $2,164 in 2003 from $2,837 in 2002. The decrease was related to having revenue from two contracts outstanding in 2003 compared to three in 2002. Technology licensing revenues are project-based and, as such, these revenues will vary from year to year based on the timing and size of the projects and related payments.

Operating costs and expenses:

     The changes in operating costs and expenses are primarily related to the following:

(1)	Telecommunications network expense – The $35,070 increase relates primarily to the inclusion of a full year of the operations of the RSL assets in 2003 as opposed to less than one month in 2002. In 2003, the operations of RSL’s Enterprise business incurred approximately $15,279 in telecommunications network expense versus approximately $1,190 in December of 2002. The inclusion of a full year of activity for the Agent business of RSL, resulted in an increase of approximately $8,734. Additionally, we recognized an increase of approximately $7,112 in telecommunications network expense associated with our network service offering in 2003 over 2002.

(2)	Selling, general, administrative and other (“SG&A”)- The $24,249 increase relates primarily to the inclusion of a full year of the operations of RSL in 2003 as opposed to less than one month in 2002. In 2003, the operations of RSL’s Enterprise business incurred approximately $10,378 in SG&A versus approximately $810 in December of 2002. The inclusion of a full year of activity for the Agent business of RSL combined with our existing Retail segment resulted in an increase in SG&A from 2002 to 2003 of approximately $13,471.

(3)	Provision for doubtful accounts –The $561 decrease is primarily due to lower bad debt experience levels for our direct billed customers because of Company’s implementation of a dedicated collection team in 2003. The provision for doubtful accounts as a percentage of total revenue was 4.0% in 2003 compared to 6.8% in 2002. This percentage decrease was also due to the revenue from our network service offering being recognized on an unemcumbered cash receipts method, which was $7,629 in 2003 and none in 2002. Additionally, in 2003 we recognized $25,615, versus $1,547 in 2002 in revenues from our Enterprise segment. The revenues for our Enterprise segment has a significantly lower bad debt experience than our Retail revenues.

(4)	Depreciation and amortization – The increase relates primarily to tangible and intangible assets acquired pursuant to the RSL and Transpoint acquisitions. Depreciation and amortization on the assets purchased from RSL was approximately $1,800 for all of 2003, which was present for less than one month in 2002. Additionally, the intangible assets associated with the Transpoint purchase incurred additional amortization of approximately $245 during 2003, which was not present in 2002. The remainder of the increase is associated with depreciation on the purchase of new furniture, fixtures, equipment and software during the year.

(5)	Research and development costs (“R&D”) – We ceased our R&D activities in 2002. We will commence investing in R&D when it becomes necessary to supplement our existing technology platform.

Other income (expense):

      The changes in other income (expense) are primarily related to the following:

(1)	Interest expense - The $268 increase in interest expense primarily relates to interest on amounts owed to Counsel and on amounts owed on our asset-based facility. The increase year over year relates primarily to higher average outstanding loan amounts to both Counsel and our asset-based lender. The balance of our revolving credit facility was $12,127 and $9,086 at December 31, 2003 and 2002, respectively. This facility had an average interest rate of 6% during both years. The increased average loan balance created additional interest expense year-over-year of approximately $154. Counsel advanced us an additional $7,896 during 2003, which created additional interest expense from 2002 to 2003 of approximately $69.

(2)	In November 2003, $40,673 of Counsel debt was converted into equity. We expect that in 2004, our interest expense will be significantly lower than 2003 due to the conversion. The Counsel debt carried an interest rate of 10%, therefore the conversion will lead to approximately $4,000 in annual interest savings. Such savings would be reduced by any future increases in debt.

(3)	Other income - The $821 increase to other income is primarily related to the discharge of obligations from two settlement agreements completed during 2003 with network carriers, which totaled $1,141. In 2002, other income represents approximately $200 in income recorded when we were informed that we had funds on deposit with vendors that we had not known previously existed. The changes year to year in other income relate to items which are non recurring and we do not anticipate similar events to occur in 2004.

2002 Compared to 2001

     When considering the results of continuing operations for 2002 compared to 2001, it is important to note the following significant changes in our operations that occurred in 2002 and 2001, namely:

1.	On June 4, 2001, we completed the purchase of WorldxChange, which offered a dial-around telecommunications product. We did not offer a comparable product prior to June 4, 2001.

2.	On December 10, 2002, we purchased the assets of RSL, including the assumption of certain liabilities. RSL offers voice services to residential and small business customers through an indirect sales channel. RSL also offers voice and data solutions to small and medium size enterprise customers through a direct sales channel. The RSL operations from December 11, 2002 to December 31, 2002 have been included in the statement of operations for 2002.

3.	On December 6, 2002, we entered into an agreement to sell substantially all of the assets and customer base of ILC. The sale closed in the second quarter of 2003. As a result of the agreement, the operational results related to ILC have been reclassified as discontinued operations in 2002 and 2001 and accordingly are not included in the following analysis of continuing operations.

Revenues:

     The increase in Telecommunications services revenue of $34,963 to $85,252 in 2002 from $50,289 in 2001 was primarily related to the following events:

(1)	In June 2001, we acquired the long-distance operations of WorldxChange Communications Inc. from bankruptcy. The purchase was accounted for under the purchase method of accounting. Accordingly, revenue in 2001 was limited to revenue from the date of acquisition in June 2001 through the end of 2001 (approximately seven months) compared to twelve months of operations in 2002. The revenues from WorldxChange accounted for approximately $82,752 in 2002 and all of the Telecommunications revenues in 2001.

(2)	In December 2002, we acquired the assets of the Agent and the Enterprise Direct business of RSL from bankruptcy. The acquisition was accounted for under the purchase method of accounting and accordingly, revenue of approximately $2,500 was recognized subsequent to the acquisition, which was not present in 2001.

     The primary reason for the decrease of $2,860 in revenues for the Technology segment to $2,837 in 2002 from $5,697 in 2001 was due to the reduction in revenue recorded relating to a two-year licensing agreement which ended in May 2002. In 2002, we recorded revenue of approximately $1,667 on this contract, compared to approximately $5,000 in 2001.

Operating costs and expenses:

     The changes in operating costs and expenses are primarily related to the following:

(1)	Telecommunications network expense – The $15,390 increase related primarily to the inclusion of a full year of the operations of WorldxChange in 2002 as opposed to only seven months in 2001. On an annualized basis, telecommunications network expense decreased from 2001 to 2002. The decrease on an annualized basis correlated with a 14% increase in telecommunications services revenue margin (telecommunications services revenue compared to telecommunications network expense) in 2002 over 2001, primarily relating to improved network efficiency derived from reductions in operating costs and efficiencies relating to more scaled utilization of our network. Further, in 2002, we expensed approximately $2,000 of network service offering costs for which no revenue was recognized. This expense was not present in 2001.

(2)	SG&A — The $2,225 increase related primarily to the inclusion of a full year of the operations of WorldxChange in 2002 compared to only seven months in 2001. This increase included $7,124 from our Retail segment and $777 from our Enterprise segment. The overall increase was partially offset by a decrease of $5,676 in advertising costs associated with the curtailment of a direct advertising program in the first quarter of 2002 that commenced in 2001.

(3)	Provision for doubtful accounts — The $3,138 increase related primarily to the inclusion of a full year of operations of WorldxChange in 2002 compared to only seven months in 2001. Additionally, in 2002, we experienced a shift in channels resulting in more direct billing of customers, which incurs a larger percentage of uncollectible accounts.

(4)	Depreciation and amortization — The $2,139 decline in depreciation and amortization was related to the decrease in amortization on our intangible assets of $2,350, as certain intangible assets associated with the purchase of WorldxChange became fully amortized. This decrease was partially offset by a full year of depreciation and amortization on the acquired tangible assets of WorldxChange and the acquired tangible and intangible assets of RSL.

(5)	R&D — Over the past several years we have consolidated our research operations and curtailed research and development activities in order to concentrate our financial resources on sales and marketing of existing products. With the sale of the ILC business in December 2002, we have stopped our research and development activities, as evidenced by no expenses being incurred in 2003.

Other income (expense):

     Overall the $3,476 increase in expense was directly related to interest expense on our increased debt from loans from Counsel (necessary to fund our continued cash operating requirements and acquisitions) of approximately $2,751, interest expense on our revolving credit facility which originated in December 2001 of approximately $447 and the inclusion of interest from WorldxChange capital leases for twelve months in 2002 as compared to seven months in 2001.

     Other income in 2002 was primarily related to WorldxChange, who in the fourth quarter was informed that it had funds on deposit with certain carriers that it had not previously known existed. Upon verification of such deposits, we recorded the asset and recognized other income of approximately $200. We did not have similar transactions in 2001. The other changes from year to year relate to various items which do not recur from year to year and a decrease in interest earned in 2002 compared to 2001 which corresponds to the decrease in average cash balances on hand during the respective years and the reduction in interest rates during the same periods.

     In December 2001, we sold our subsidiary Nexbell to an unrelated party. The sale was a sale of Nexbell’s stock and accordingly the assets and liabilities of Nexbell were assumed by the purchaser with no further financial obligation on our part. At the time of the sale, the liabilities exceeded the assets of Nexbell and accordingly, we have recorded a gain on sale of subsidiary in the amount of approximately $589 (the amount by which the liabilities of Nexbell exceeded its assets).

Quarterly Analysis

     Management believes that the most appropriate way to analyze Acceris is to examine the changes in the business quarter over quarter. Accordingly, we have presented the consolidated and segmented viewpoint on this basis.

	2002				2003				Full Year
	(unaudited)				(unaudited)				(audited)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	2001	2002	2003
Revenues:
Retail	$22,811	$20,984	$19,835	$20,075	$23,272	$25,106	$26,069	$26,074	$50,289	$83,705	$100,521
Enterprise	—	—	—	1,547	7,095	6,747	5,854	5,919	—	1,547	25,615
Network service offering	—	—	—	—	—	4,142	3,079	408	—	—	7,629
Technologies	1,581	888	321	47	—	1,050	1,049	65	5,697	2,837	2,164

Total revenues	24,392	21,872	20,156	21,669	30,367	37,045	36,051	32,466	55,986	88,089	135,929

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation shown below)	13,272	12,237	11,197	12,235	19,543	19,154	19,266	18,936	35,546	48,941	76,899
Network service offering	—	—	—	1,995	6,205	2,165	807	(70)	—	1,995	9,107
Selling, general, administrative and other	8,700	7,147	7,389	9,779	14,225	14,617	13,981	14,441	30,790	33,015	57,264
Provision for doubtful accounts	1,356	1,250	1,119	2,274	1,175	1,131	1,466	1,666	2,861	5,999	5,438
Research and development	383	465	317	234	—	—	—	—	2,332	1,399	—
Depreciation and amortization	1,021	1,019	985	1,245	1,826	1,758	1,993	1,548	6,409	4,270	7,125

Total operating costs and expenses	24,732	22,118	21,007	27,762	42,974	38,825	37,513	36,521	77,938	95,619	155,833

Operating loss	(340)	(246)	(851)	(6,093)	(12,607)	(1,780)	(1,462)	(4,055)	(21,952)	(7,530)	(19,904)
Other income (expense):
Interest expense	(2,173)	(2,061)	(1,777)	(1,883)	(2,013)	(2,305)	(2,061)	(1,783)	(4,693)	(7,894)	(8,162)
Interest and other income	9	10	152	224	2	1	53	1,160	81	395	1,216
Gain on sale of subsidiary	—	—	—	—	—	—	—	—	589	—	—

Total other income (expense)	(2,164)	(2,051)	(1,625)	(1,659)	(2,011)	(2,304)	(2,008)	(623)	(4,023)	(7,499)	(6,946)

Loss from continuing operations	(2,504)	(2,297)	(2,476)	(7,752)	(14,618)	(4,084)	(3,470)	(4,678)	(25,975)	(15,029)	(26,850)
Gain (loss) from discontinued operations, net of $0 tax	(3,099)	(4,581)	(1,463)	(3,365)	(277)	371	213	222	(18,522)	(12,508)	529

Net loss	$(5,603)	$(6,878)	$(3,939)	$(11,117)	$(14,895)	$(3,713)	$(3,257)	$(4,456)	$(44,497)	$(27,537)	$(26,321)

Revenues:

(1)	Retail revenue grew in 2003 over 2002 due primarily to the inclusion of the Agent business of RSL, which we acquired on December 10, 2002. In the Retail market we experienced an increase in the volume of business, based on approximately 907,000,000 minutes carried over our network and over lines we lease from third parties during 2003 versus approximately 680,400,000 in 2002. Additionally, our number of customers grew from approximately 279,532 at December 31, 2002 to approximately 354,248 at the end of 2003. However, the average blended rate per minute (including domestic and international calls) declined throughout 2003, from approximately $0.12 per minute in 2002 to approximately $0.11 per minute in 2003. The ratio of international long-distance business to domestic long-distance continued at an approximately 65:35 ratio for 2002 and 2003.

(2)	Enterprise revenues grew in 2003 due primarily to the inclusion of the Enterprise business of RSL, which was acquired on December 10, 2002. In 2003, the Enterprise business provided $25,615 in revenues, compared to $1,547 in 2002.

(3)	Network service offering - We introduced a product in November 2002 which we ceased offering in July 2003. We recognized revenues of approximately $7,629 in 2003 as cash receipts became unencumbered and recognized no such revenue in 2002. Beginning in the second quarter of 2003, amounts collected from this offering were considered unencumbered and recognized as revenue. At December 31, 2003, $4,621 in cash receipts remains encumbered and is accounted for as deferred revenues on our balance sheet. We anticipate that the remainder of these receipts will become unencumbered and recognized as revenue in 2004.

(4)	Technologies revenue is made up of several project-based contracts. Revenue in this business is volatile between reporting periods. In 2003, revenue reported is from two contracts and totals $2,164 in 2003, compared to $2,837 from three contracts in 2002.

(5)	We expect that Retail revenue will increase in 2004 as we continue to offer local telephone services to additional markets throughout the United States.

Telecommunications network expense:

(1)	Costs grew in 2003 over 2002 in line with the level of revenue, due to increased traffic on our network and on the lines we lease from third parties. The increase in volume is directly related to the inclusion of a full year of activity for the Agent business of RSL, which resulted in an increase in telecommunications network expense of approximately $8,734. Additionally, we recognized an increase of approximately $7,112 in telecommunications network expense associated with our network service offering in 2003 over 2002.

(2)	Our networks continued to operate in 2003 below 50% utilization, which is consistent with 2002. The operation of the network has many fixed cost elements and changes in network utilization affects the Telecommunications division’s operating loss. In 2004, we expect network utilization to improve due to anticipated increases in network traffic and by taking traffic on low volume parts of the network “off-net” and removing under performing parts of the network. “Off-net” traffic refers to that which we transport on network lines leased from third parties.

(3)	We acquire telecommunications services from a number of carriers and pricing obtained from those carriers affects Telecommunications’ operating loss.

(4)	We are subject to telecommunications taxes, and the calculation and mandated contribution rates change from time to time which affects our costs from period to period.

(5)	The destination of customers’ long-distance calls, particularly international calls, affects the Telecommunications network expense and overall profitability.

We expect that Telecommunications’ operating loss will decrease in 2004 over 2003 as we increase network utilization by adding traffic and taking traffic off-net in low or negative contribution parts of the United States.

Operating costs and expenses:

(1)	SG&A – Costs increased primarily due to the acquisition of certain assets of RSL in December 2002 and the acquisition of Transpoint in July 2003. Throughout 2003, we have been integrating these two businesses, as well as WorldxChange, and have been developing an infrastructure that allowed us to enter the local business. As our integration continues, we expect SG&A as a percent of revenue to decline during 2004. The inclusion of a full year of activity for the Agent business of RSL combined with our existing Retail segment resulted in an increase in SG&A from 2002 to 2003 of approximately $13,343, while the inclusion of a full year of activity of the Enterprise business of RSL accounted for an increase of approximately $9,568.

(2)	Provision for doubtful accounts – Improvement as a percent of revenue from 6.8% in 2002 to 4.0% in 2003 has occurred due to improved credit and collection processes and due to the use of the unencumbered cash receipts method of revenue recognition for our network service offering. We recognized approximately $7,629 in revenue during 2003 associated with this product which, due to the unencumbered cash method of accounting, experiences significantly less bad debt.

(3)	Research & development – We ceased our R&D activities in 2002. We will commence investing in R&D when it becomes necessary to supplement our existing technology platform.

(4)	Depreciation and amortization – Pursuant to the acquisition of RSL and Transpoint we acquired certain tangible and intangible assets, which are being amortized over one to five years. Depreciation and amortization on the assets purchased from RSL was approximately $1,800 for all of 2003, which was present for less than one month in 2002. Additionally, the intangible assets associated with the Transpoint purchase accumulated additional amortization of approximately $245 during 2003, which was not present in 2002. The remainder of the increase is associated with depreciation on new furniture, fixtures, equipment and software purchased during the year.

          Supplemental Statistical and Financial Data

     The following data is provided for additional information about our operations. It should be read in conjunction with the quarterly segment analysis provided herein. All amounts below are unaudited.

	2003
(In millions of dollars, except where indicated)	Q1	Q2	Q3	Q4
Gross revenues - product mix
Domestic long-distance	$7.8	$7.8	$7.4	$7.5
International long-distance	12.8	14.4	15.3	15.1

Total retail voice traffic revenues	20.6	22.2	22.7	22.6
MRC/USF (1)	2.3	2.4	2.8	3.0
Dedicated voice	0.4	0.3	0.4	0.4

Total retail revenues	23.3	24.9	25.9	26.0
Enterprise revenues	7.1	6.8	5.9	5.9
Other	—	0.1	0.2	—

Total telecommunications revenue	30.4	31.8	32.0	31.9
Network service offering	—	4.1	3.1	0.4
Technology revenues	—	1.1	1.0	0.1

Total revenues	$30.4	$37.0	$36.1	$32.4

Gross revenues - product mix (in number of minutes)
Domestic long-distance	135,236,248	140,798,912	134,198,098	121,880,023
International long-distance	83,191,655	93,896,850	98,873,877	98,978,290
Dedicated voice	9,571,155	7,772,277	9,364,583	8,653,038

Retail subscribers (in number of people):
Dial-around (2)	228,330	215,187	206,937	192,678
1+ (3)	136,896	174,486	168,242	161,570

Total subscribers	365,226	389,673	375,179	354,248

Average revenues per user (retail): (4)
Dial-around	$21.51	$19.94	$20.71	$21.75
1+	$23.27	$23.84	$25.16	$25.61
Telecommunications revenue by customer type:
Dial-around	$14.8	$13.3	$13.7	$13.3
1+	8.5	11.6	12.2	12.7
Enterprise	7.1	6.8	5.9	5.9
Other	—	0.1	0.2	—

Total telecommunications revenues	$30.4	$31.8	$32.0	$31.9

Gross revenue - product mix (%):
Domestic long-distance	33.5%	31.4%	28.6%	28.9%
International long-distance	54.9	57.8	59.1	58.1
MRC/USF	9.9	9.6	10.8	11.5
Dedicated voice	1.7	1.2	1.5	1.5

Total retail revenues	100.0%	100.0%	100.0%	100.0%

Total enterprise revenues (%):
Voice	51.4%	51.2%	50.1%	48.4%
Data	43.4	41.6	44.2	44.9
Other	5.2	7.2	5.7	6.7

Total enterprise	100.0%	100.0%	100.0%	100.0%

(1)	MRC/USF represents “Monthly Recurring Charges” and “Universal Service Fund” fees charged to the customers.

(2)	“Dial-around” refers to a product which allows a customer to make a call from any phone by dialing a 10-10-XXXX prefix.

(3)	“1+” refers to a product which allows a retail customer to directly make a long-distance call from their own phone by dialing “1” plus the destination number.

(4)	Average revenues per user is calculated as the revenues for the last month of the quarter divided by the number of users at the end of the quarter.

Segmented Analysis:

     Telecommunications - Retail
     (all amounts in thousands)

	2002				2003				Full Year
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	2002	2003
Revenues:
Retail	$22,811	$20,985	$19,834	$20,076	$23,272	$25,106	$26,069	$26,074	$83,706	$100,521
Network service offering	—	—	—	—	—	4,142	3,079	408	—	7,629

Total	22,811	20,985	19,834	20,076	23,272	29,248	29,148	26,482	83,706	108,150
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation shown below)	13,272	12,237	11,198	10,272	14,714	15,210	16,034	15,666	46,979	61,624
Network service offering	—	—	—	1,995	6,205	2,165	807	(70)	1,995	9,107
Selling, general, administrative and other	8,828	7,430	7,554	10,656	11,940	11,345	12,271	12,385	34,468	47,941
Depreciation and amortization	980	977	966	1,133	1,164	1,163	1,452	1,104	4,056	4,883

Total operating costs and expenses	23,080	20,644	19,718	24,056	34,023	29,883	30,564	29,085	87,498	123,555

Operating loss	(269)	341	116	(3,980)	(10,751)	(635)	(1,416)	(2,603)	(3,792)	(15,405)
Interest and other income (expense), net	(1,168)	(926)	(574)	(255)	(632)	(852)	(673)	(259)	(2,923)	(2,416)

Segment loss	(1,437)	(585)	(458)	(4,235)	(11,383)	(1,487)	(2,089)	(2,862)	(6,715)	(17,821)

Revenues

        Retail revenues increased $24,444 to $108,150 for 2003 as compared to $83,706 for 2002. The increase was primarily due to:

•	incremental revenue of approximately $14,855 associated with growth in the subscriber base primarily due to the December 2002 acquisition of the Agent business of RSL and the July 2003 acquisition of Transpoint.

•	revenues of $7,629 representing actual cash collections from our network service offering that have been finalized during the first nine months of 2003 from billings prior to December 31, 2003. Revenue from this product is accounted for when the actual cash collections to be retained by the company are finalized. There was no comparable source of revenue in 2002.

Operating costs and expenses

         Retail’s telecommunications network expense and network service offering expense for 2003 and 2002 totaled $70,731 and $48,974, respectively. The increase in 2003 over 2002 relates primarily to:

•	inclusion of approximately $10,095 in network expenses associated with growth in the subscriber base primarily due to the December 2002 acquisition of the Agent business of RSL and the July 2003 acquisition of Transpoint.

•	inclusion of network expenses of $9,107 related to the sale of a network service offering in 2003 versus $1,995 in 2002.

      Retail’s SG&A was $47,941 in 2003, up from $34,468 in 2002. The increase in 2003 over 2002 primarily relates to:

•	an increase in personnel costs of approximately $2,800 from 2002 to 2003 primarily relating to the increase in number of employees,

•	an increase of $9,650 in billing and collection charges and outside agent commissions when compared to 2002 relating primarily to the increase in Retail revenue,

•	an increase in professional fees in 2003 of approximately $4,020 compared to 2002 and

•	partially offset by a decrease of $1,463 in advertising costs from 2002 to 2003, which decrease relates to the curtailment of a direct advertising program in the first quarter of 2002.

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

     Retail’s depreciation and amortization was $4,883 in 2003 compared to $4,056 in 2002. The increase in 2003 over 2002 primarily relates to the inclusion of the Agent business of RSL (acquired in December 2002) and the Transpoint business (acquired in July 2003) for which there was no comparable expense in the same period of 2002. Assets subject to depreciation and amortization totaling approximately $7,673 were acquired in connection with these purchases.

     Retail’s interest and other expense was $2,416 in 2003 compared to $2,923 in 2002. The decrease in 2003 over 2002 primarily relates to a decrease of $519 in amortization of debt discount related to the value of warrants issued to Counsel in 2002 which did not recur in 2003.

     The Retail business approaches the market through the MLM ethnic and commercial agent channels.

     In 2004, we expect to bundle our competitive long-distance rates with the recently launched local service and other enhanced products to offer a unique, in-language suite of integrated services targeted at specific ethnic markets. From the first voice a customer hears through to the receipt of an invoice, all communications with our customers will now be in their own language. Currently, we are targeting customers who frequently call India, China, Brazil, Latin America and Eastern Europe, and we intend to expand this scope going forward.

     Our commercial agent channel will continue to focus on providing the highest levels of service at the most competitive price, helping our agent customers become more successful. In 2004, we launched a loyalty program to reward those agents who increase their business with us with warrants to purchase common stock.

     As our revenue mix changes in 2004, our contribution from this business is expected to improve for three primary reasons:

1)	We expect to increase the revenue per customer by converting existing customers to our bundled offering while attracting new customers at higher average revenue rates due to the expanded service offering i.e., local and long-distance versus only long-distance in 2003 and prior.

2)	We have commenced the roll out of our internally developed VoIP and enhanced services complemented by deploying the latest solutions available from Nortel. This will be coupled with the consolidation of our network operating centers from two to one and the reduction of the unprofitable parts of our network.

3)	The continued deployment of technology and standard process and consolidation of our back office functions, teamed with our shift toward increased direct billing and the attraction of a customer base with a longer average life will improve our return on investment for each customer.

Telecommunications – Enterprise

	2002				2003				Full Year
	(unaudited)				(unaudited)				(audited)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	2002	2003
Revenues:
Enterprise	—	—	—	1,547	7,095	6,747	5,854	5,919	1,547	25,615
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation shown below)	—	—	—	1,190	4,829	3,944	3,233	3,273	1,190	15,279
Selling, general, administrative and other	—	—	—	810	2,793	2,685	2,222	2,678	810	10,378
Depreciation and amortization	—	—	—	158	661	596	540	444	158	2,241

Total operating costs and expenses	—	—	—	2,158	8,283	7,225	5,995	6,395	2,158	27,898

Operating loss	—	—	—	(611)	(1,188)	(478)	(141)	(476)	(611)	(2,283)
Interest and other income (expense), net	—	—	—	(18)	(89)	(90)	(89)	(24)	(18)	(292)

Segment loss	—	—	—	(629)	(1,277)	(568)	(230)	(500)	(629)	(2,575)

     Revenues

      Revenues from Enterprise in 2003 came from the Enterprise business of RSL, which we acquired in December 2002. Accordingly, the Enterprise segment had no revenues in the first eleven months of 2002. Revenues of $25,615 have been included in 2003, compared to $1,547 in 2002.

Operating costs and expenses

•	Enterprise accounted for $15,279 of the total network expense in 2003, compared to $1,190 in 2002, as Enterprise was only a part of operations for less than one month during 2002.

•	Enterprise accounted for $9,568 of our overall increase in selling, general, administrative and other expense in 2003.

•	Enterprise recorded $2,241 in depreciation and amortization in 2003.

•	Enterprise recorded $292 in interest and other expense (net of other income) in 2003.

      Our Enterprise channel is targeted at medium-sized companies where we can be more competitive on level of service and price. We believe our customer service is second to none as clients are assigned a dedicated Acceris representative responsible for ensuring the customer’s needs are met. We have also established strong relationships with all major telecommunications carriers, and are thus able to design a fully managed system for our customers utilizing a combination of carriers that best suits their objectives.

      Following our acquisition of the Enterprise business of RSL, we continue to deliver the high level of service that RSL has historically brought to the market place, which has been the hallmark of its reputation. The revenue decline experienced during the year was due to the loss of several customers who made the decision to change providers while the business was in a bankruptcy proceeding as well as normal turnover. Following the acquisition, we started to implement customer attraction strategies in this business, which has a lengthy sales cycle. This strategy involved putting a new sales team in place. We expect in 2004 that our customer attraction/retention initiatives, coupled with our back office integration initiatives, will lead to improved results of operations from the Enterprise segment.

Technologies

	2002				2003				Full Year
	(unaudited)				(unaudited)				(audited)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	2002	2003
Revenues:
Technology	$1,580	$888	$322	$47	$—	$1,050	$1,049	$65	$2,837	$2,164

Operating costs and expenses:
Selling, general, administrative and other	625	684	491	50	73	575	282	220	1,850	1,150
Depreciation and amortization	36	19	19	(63)	—	—	—	—	11	—

Total operating costs and expenses	661	703	510	(13)	73	575	282	220	1,861	1,150

Operating loss	919	185	(188)	60	(73)	475	767	(155)	976	1,014
Interest and other income (expense), net	—	—	—	—	—	—	—	—	—	—

Segment income (loss)	$919	$185	$(188)	$60	$(73)	$475	$767	$(155)	$976	$1,014

     Revenues

     Technologies is the segment responsible for licensing and related services revenue. Technologies had revenues of $2,164 in 2003 as compared to $2,837 in 2002. The revenues in 2003 relate to two contracts. The first contract was entered into in the first quarter of 2003 for which acceptance was obtained in the second quarter. The contract involves both technology licensing and the provision of services. Revenues from the contract are being recognized over the service period starting with acceptance in the second quarter and will continue during the period of our continued involvement. During 2003 we recognized $1,563 in revenue from this customer. The second contract was entered into with a Japanese company in the third quarter of 2003 when delivery, acceptance and payment were all completed resulting in the recognition of $600 during the third quarter of 2003. The contract allows for additional future revenues of up to $1,250, contingent upon future events including the issuance of patents in Japan consistent with our existing United States patents. Subsequent to year end, the Company recognized approximately $750 in revenues pursuant to a cash receipt in March 2004. If and when the future events occur, the Company will recognize the additional revenues. The Company has no continuing obligation related to this contract. Revenues in 2002 related to three contracts no longer in effect in 2003. Technology licensing revenues are project-based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

     Technologies’ SG&A was $1,150 in 2003 as compared to $1,850 in 2002. The decrease is directly related to a decrease in R&D in 2002 to 2003 of approximately $1,399. Offsetting this decrease, was an increase associated with our addition of employees to this division in 2003, principally a president and an independent sales agent. The president of this division resigned at the end of 2003 and we expect to see a decrease in SG&A costs in 2004.

     Technologies recorded no depreciation expense in 2003 and minimal depreciation in 2002.

     One of our most exciting developments in 2003 was the acquisition of a second patent related to VoIP. Utilizing our patented technology, VoIP enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. This new patent acquisition combined with our existing Acceris patent, creates an international patent portfolio covering the basic process and technology that enables VoIP communications, and transforms Acceris into a major participant in the provision of VoIP solutions. Going forward, we intend to aggressively pursue recognition of our intellectual property in the marketplace through a focused licensing program.

     Revenue and contributions from this business to date have been based on the sales and deployments of our VoIP solutions, which will continue. The timing and sizing of various projects will result in a continued pattern of mixed quarterly results.

Risk Factors

   Operational Risks

We are dependent upon outside financing to meet our ongoing capital requirements.

We have incurred substantial operating losses and negative cash flows from operations since inception and have a net capital deficiency and negative working capital. We have historically financed our operations through related party debt with our controlling stockholder and a revolving credit facility with an outside party.

We are primarily dependent upon an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all of our capital investment, working capital or other operational cash requirements through June 30, 2005.

While Counsel did convert approximately $40,673 of its debt into 13,428,492 shares of our common stock on November 26, 2003, thereby remaining the single largest stockholder of Acceris, there remains significant debt to Counsel of $35,073 at December 31, 2003. The remaining debt matures on June 30, 2005 and the commitment from Counsel to fund us also terminates on June 30, 2005. Subsequent to June 30, 2005, should Counsel not extend its commitment to provide us financial support, and in the event cash flow from operations is insufficient to cover the maturing debt, we would be required to restructure our debt with Counsel and/or further extend payments of principal or interest or find alternative funding to replace the related party debt and funding commitment. There can be no assurance that we will be able to do so. If we are not, we may have to evaluate opportunities to sell assets or obtain alternative financing with terms that are not favourable to us. Even if we were able to do so, such restructuring may be done on terms and conditions that are not favorable to the Company.

Our operations are dependent on leased telecommunications lines.

We use other companies to provide data communications capacity via leased telecommunications lines and services to and from geographic areas that are not covered by our own network. MCI, Verizon, AT&T, Global Crossing, Qwest and other regional companies provide significant portions of the leased telecommunications lines and services that we use. If any of these suppliers were unable or unwilling to provide or expand their current levels of service to us in the future, the services we offer our subscribers would be affected. Although leased telecommunications lines are available from several alternative suppliers, we might not be able to obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. Significant interruptions of our telecommunications services might occur in the future, and we might not be able to provide the level of service we currently offer. Changes in tariffs, regulations, or policies by any of our telecommunications providers might limit or eliminate our ability to continue to offer long-distance service on commercially reasonable or profitable terms.

We are dependent upon the services of others for billing, collection and network services.

We utilize the services of certain CLECs to bill and collect from customers for a significant portion of our revenues. If the CLECs were unwilling or unable to provide such services in the future, we would be required to significantly enhance our billing and collection capabilities in a short amount of time and our collection experience could be adversely affected during this transition period. If the CLECs were unable to remit payments received from their customers relating to our billings, our operations and cash position could be adversely affected. Management believes we have strong business relationships with the CLECs.

We depend on certain large telecommunications carriers to provide network services for significant portions of our telecommunications traffic. If these carriers were unwilling or unable to provide such services in the future our ability to provide services to our customers would be adversely affected and we might not be able to obtain similar services from alternative carriers on a timely basis. Management believes we have strong business relationships with our important carriers.

We are a growing company that must attract new subscribers and minimize the rate of customer attrition in an industry with larger and better capitalized competitors.

We are a growing business that faces several challenges, especially when compared to larger companies in the same business, including:

                     - a small management team;

                     - limited capital and financial resources;

                     - our small size; and

                     - a small market share.

All these factors might make us unable to compete with larger, older, better capitalized businesses.

In order to increase our subscribers, we must be able to replace terminating subscribers and attract new subscribers. However, the sales and marketing expenses and other subscriber costs associated with attracting new subscribers are substantial. Our ability to improve or maintain operating margins will depend on the ability to retain and attract new subscribers. While we continue to invest resources in the telecommunications infrastructure, customer support resources, sales and marketing expenses and subscriber acquisition costs, our future efforts might not improve subscriber retention or acquisition.

We may not be able to utilize income tax loss carry forwards.

Restrictions in our ability to utilize income tax loss carry forwards have occurred in the past due to the application of certain change in ownership tax rules in the United States. There is no certainty that the application of these rules may not reoccur resulting in further restrictions on our income tax loss carry forwards existing at a particular time. Any such additional limitations could require us to pay income taxes in the future and record an income tax expense to the extent of such liability.

We could be liable for income taxes on an overall basis while having unutilized tax loss carry forwards since these losses may be applicable to one jurisdiction and or particular line of business while earnings may be applicable to a different jurisdiction and or line of business. Additionally, income tax loss carry forwards may expire before we have the ability to utilize such losses in a particular jurisdiction and there is no certainty that current income tax rates will remain in effect at the time when we have the opportunity to utilize reported tax loss carry forwards.

Acquisition of companies, products or technologies may result in disruptions in business and diversion of management attention, adversely impacting our business, results of operations and financial condition and make period to period comparisons difficult.

Acquisitions of complementary companies, products or technologies which we have recently made or which we may make in the future will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Acquisitions may therefore cause disruptions in operations and divert management’s attention from day to day operations, which could impair our relationships with current employees, customers and strategic partners. Although we currently have no understandings, commitments or agreements with respect to any additional acquisitions, any such acquisitions may be accompanied by the risks commonly encountered in such transactions. We may also have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders’ holdings. In addition, our profitability may suffer because of such acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Our inability to address such risks or fulfill expectations regarding revenues from acquired businesses, products and technologies could have a material adverse effect on our business, operating results and financial condition. We have completed several acquisitions over the past three years and may complete acquisitions in the future which make it difficult to compare our financial results on a period to period basis.

We must be able to develop and implement an expansion strategy and manage our growth.

Our ability to develop and implement an expansion strategy, manage the same and respond to growth will be critical to our success. To accomplish our growth strategy, we will be required to invest additional capital and resources and expand our geographic markets. We cannot assure you that we will be successful in developing, implementing or managing any such growth strategies. If we are successful in our growth strategy, there will be additional demands on our customer support, marketing, administrative and other resources. There can be no assurance we will be able to manage expanding operations effectively or that we will be able to maintain or accelerate our rate of growth.

We face risks inherent in new product and service offerings as well as new markets.

From time to time we introduce new products and services or expand our previous product and service offerings to our existing and target markets. For instance, in the fourth quarter of 2003 we announced the introduction of local exchange service under the terms of the Unbundled Network Element Platform authorized by the 1996 Act (for further discussion of the 1996 Act, see the heading “Government Regulation” in Item 1 entitled, Business). Our prospects must therefore be considered in light of the risks, expenses, problems and delays inherent in establishing new lines of business in a rapidly changing industry. Although we believe we can successfully differentiate our product and service offerings from others in the marketplace, we must be able to compete against other companies who may already be established in the marketplace and have greater resources. There can be no assurance we will be successful in adding products or services or expanding into new markets or that our administrative, operational, infrastructure and financial resources and systems will be adequate to accommodate such offerings or expansion.

We are dependent upon the services of independent agents.

Our market penetration primarily reflects the marketing, sales and customer service activities of our independent agents, who market our products and services on a commission basis. The use of these agents exposes us to significant risks, including the fact that we depend on the continued viability, loyalty and financial stability of our agents. Our future success depends in large part on our ability to recruit, maintain and motivate our agents. We are subject to competition in the recruiting of agents from other organizations that use the agents to market their products and services, including those that market telecommunications services. Because of the number of factors that affect the recruiting, performance and viability of our agents and our relationship with our agents, we cannot predict when or to what extent we will be able to continue to recruit, maintain and motivate agents effectively, nor can we predict the difficulties or costs associated with terminating any of our agency relationships.

We are reliant on our enterprise billing solution.

We rely on an enterprise billing solution to bill customers. If that technology fails to operate as expected, there is a risk that revenue could be lost or customers could be billed incorrectly.

Our principal stockholder has voting control over the Company.

As of December 31, 2003, Counsel owned over 90% of our outstanding common stock. As a result, Counsel controls all matters requiring approval by the stockholders including the election of the Board of Directors and significant corporate transactions. The Board of Directors establishes corporate policies and has the sole authority to nominate and elect our officers to carry out those policies. The control by Counsel could delay or prevent a change in control of Acceris, impede a merger, consolidation, takeover or other business combination involving Acceris and discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Acceris. Other stockholders therefore will have limited participation in our affairs.

Our future performance relies on attracting and retaining key employees.

We have certain employees that we consider to be key. Many of these employees are involved in executing the strategy that will impact our planned results. If these key employees cease to be employed with us, planned results could be delayed or might not materialize. We mitigate this risk through the use of employment contracts, the formalization of our strategy and business plans and by ensuring the existence of timely knowledge exchange and collaboration.

Our Board of Directors may issue additional shares of preferred stock without stockholder approval.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share. The Board of Directors is authorized to determine the rights and preferences of any additional series or class of preferred stock. The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our shares of common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of Acceris.

We are subject to litigation.

We, from time to time, are involved in various claims, legal proceedings and complaints arising in the ordinary course of business. We are not aware of any pending or threatened proceedings that would have a material adverse effect on our consolidated financial condition or future results.

We may be unable to maintain adequate insurance coverage.

We maintain insurance that includes liability coverage to protect us from claims made against us. Recent events have made liability insurance more expensive while at the same time reducing the scope of coverage. Our ability to maintain adequate insurance coverage at a reasonable cost may be impacted by market conditions beyond our control.

We have not declared any dividends on our common stock to date and have no intention of doing so in the foreseeable future.

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. Payments of dividends on our outstanding shares of preferred stock must be paid prior to the payment of dividends on our common stock. We do not anticipate making any cash distributions on the common stock in the foreseeable future and investors in our common stock cannot rely on dividend income therefrom. Further, the terms of our operating subsidiary’s revolving line of credit restricts the distribution to or payment of dividends to us.

We may fail to adequately protect our proprietary technology and processes, which would allow competitors to take advantage of our development efforts.

We own four patents and have several patent applications on file. The value of these patents has yet to be determined. If we fail to obtain or maintain adequate protections, we may not be able to prevent third parties from using our proprietary rights. Any currently pending or future patent applications may not result in issued patents. In addition, any issued patents may not have priority over any patent applications of others or may not contain claims sufficiently broad to protect us against third parties with similar technologies, products or processes. We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We protect this information with reasonable security measures, including the use of confidentiality agreements with our employees, consultants and corporate collaborators. It is possible that these individuals will breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

Industry Risks

The telecommunications industry in which we operate is subject to government regulation.

The telecommunications industry is subject to government regulation at federal, state and local levels. Any change in current government regulation regarding telecommunications pricing, system access, consumer protection or other relevant legislation could have a material impact on our results of operations. Most of our current operations are subject to regulation by the FCC under the Communications Act of 1934. In addition, certain of our operations are subject to regulation by state public utility or public service commissions. Changes in the regulation of, or the enactment or changes in interpretation of legislation affecting us could damage our operations and lower the price of our common stock.

The 1996 Act, among other things, allows the Regional Bell Operating Companies (“RBOC”) and others to enter the long-distance business. Entry of the RBOCs or other entities, such as electric utilities and cable television companies, into the long-distance business may have a negative impact on our business or our customers. We anticipate that some of these entrants will prove to be strong competitors because they are better capitalized, already have substantial customer bases, and enjoy cost advantages relating to local telecom lines and access charges. This could adversely impact the results of our operations, which could have a negative effect on the price of our common stock. In addition, the 1996 Act provides that state proceedings may in certain instances determine access charges we are required to pay to the local exchange carriers. If these proceedings occur, rates could increase which could lead to a loss of customers, weaker operating results and lower the price of our common stock.

Recent legislation in the United States (including the Sarbanes-Oxley Act of 2002) is increasing the scope and cost of work provided to us by our independent auditors and legal advisors. Many guidelines have not yet been finalized and there is a risk that we will incur significant costs in the future to comply with legislative requirements, thereby reducing profitability.

We must continue to have up to date technology and be attentive to general economic trends to compete in the communications services industry.

The market for telecommunications services is extremely competitive. To be competitive and meet changing customer requirements, we must be attentive to rapidly changing technology, evolving industry standards, emerging competition and frequent new software and service introductions.

We believe that our ability to compete successfully will depend upon a number of factors including, but not limited to:

                    —the pricing policies of our competitors and suppliers;

                    —the capacity, reliability, availability and security of our real-time IP network;

                    —the public’s recognition of our name and products;

                    —the timing of our introductions of new products and services;

                    —our ease of access to and navigation of the Internet or other types of data communication networks;

                    —our ability in the future to support existing and emerging industry standards;

                    —our ability to balance network demand with the fixed expenses associated with network capacity; and

                    —our ability to deal with trends toward increasing wireless and decreasing wire line usage.

Many companies offer business communications services and compete with us at some level. These range from large telecommunications carriers such as AT&T, MCI, WorldCom and Sprint, to smaller, regional resellers of telephone line access. These companies, as well as others, including manufacturers of hardware and software used in the business communications industry, could in the future develop products and services that may directly compete with ours. These entities are far better capitalized than us and enjoy a significant market share in their industry segments. These entities also enjoy certain competitive advantages such as extensive nationwide networks, name recognition, operating histories and substantial advertising resources.

Our technology- related service revenues are derived from the licensing of our proprietary technology. New technologies may emerge that would make our product offering obsolete. This would require the pursuit of technological advances which would require substantial time and expense and may not succeed in adapting our technology offering to new or alternate technologies. In addition, there may be other companies attempting to introduce products similar to those we offer or plan to offer for the transmission of information over the Internet. We might not be able to successfully compete with these market participants.

The telecommunications market is volatile.

During the last several years, the telecommunications industry has been very volatile as a result of overcapacity, which has led to price erosion and bankruptcies. If we cannot control subscriber and customer attrition through maintaining competitive services and pricing, revenue could decrease significantly. Likewise, by maintaining competitive pricing policies, the revenue per minute we earn may decrease significantly. Both scenarios could result in us not meeting profitability targets.

Terrorist attacks or acts of war may seriously harm our business.

Terrorist attacks or acts of war may cause damage or disruption to our operations, employees, facilities and our customers, which could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may have a material adverse effect on our business, results of operations, and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties, which could also have a material adverse effect on our business, results of operations and financial condition in ways that management currently cannot predict.

Critical Accounting Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 15 of this report. To aid in the understanding of our financial reporting, our most critical accounting policies are described below. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. We have identified our most critical accounting estimates to be the following:

Revenue recognition:

     Telecommunications - We recognize revenue for telecommunications services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price to the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. Revenue is derived from telecommunications usage based on minutes of use. Revenue derived from usage is recognized as services are provided, based upon agreed usage rates and is net of estimated bad debts, customer credits and billing errors, which are recorded at the same time the corresponding revenue is recognized. Revenue for a period is calculated from information received through our network switches. Bad debts, customer credits and billing errors are significant estimates made by management based on a number of factors including historical experience and current trends. See below for further discussion of our provision for bad debt. Revenues from billings for services rendered where collectibility is not assured are recognized when the final cash collections to be retained by the Company are finalized.

     Network service offering - We began to sell a network service offering in November 2002, which we subsequently ceased selling in July 2003. We determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing. Under our agreements with the LECs, cash collections remitted to us are subject to adjustment, generally over several months. Accordingly, we recognize revenue when the actual cash collections to be retained by us are finalized and unencumbered. There is no further billing of customers for the network service offering subsequent to the program’s termination. Also, at December 31, 2003, we had approximately $4,621 in cash receipts that were still subject to adjustment by the LECs and therefore encumbered. This amount is included in deferred revenue at December 31, 2003. We expect that a portion of these amounts will become unencumbered during 2004, and we will record revenues at such time that we finalize cash collection amounts with the LECs.

     Technologies - Revenue from the sale of software licenses is recognized when a non-cancelable agreement is in force, the license fee is fixed or determinable, acceptance has occurred and collectibility is reasonably assured. Maintenance and support revenues are recognized ratably over the term of the related agreements. When a license of our technology requires our continued support or involvement, contract revenues are spread over the period of the required support or involvement.

Telecommunications network costs:

     Costs associated with carrying telecommunications traffic over our network and over leased lines are expensed when incurred, based on invoices received from the service providers. If invoices are not available in a timely fashion, estimates are utilized to accrue for these telecommunications network costs. These estimates are based on the understanding of variable and fixed costs in our service agreements with these vendors in conjunction with the traffic volumes that has passed over the network and circuits provisioned at the contracted rates. Traffic volumes for a period are calculated from information received through our network switches. From time to time, we have disputes with our vendors relating to telecommunications network services provided and invoiced to us. In the event of such disputes, we record an expense based on our understanding of the agreement with that particular vendor, traffic information received from our network switches and other factors.

Provision for doubtful accounts:

     Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of customers to make required payments on their accounts. We evaluate our provision for doubtful accounts at least quarterly based on various factors, including the financial condition and payment history of major customers and an overall review of collections experience on other accounts and economic factors or events expected to affect our future collections experience. Due to the large number of customers that we serve, it is impractical to review the creditworthiness of each of our customers, although a credit review is performed for larger carrier and retail business customers. We consider a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of our customers.

Purchase accounting and intangible assets:

      We account for intangible assets in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Intangible assets are initially recorded based on estimates of fair value at the time of the acquisition.

     We assess the fair value of our segments for goodwill impairment based upon a discounted cash flow methodology. If the carrying amount of the segment assets exceed the estimated fair value determined through the discounted cash flow analysis, goodwill impairment may be present. We would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the segment, including any unrecognized intangible assets and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

     We performed our annual impairment test in the fourth quarters of 2003 and 2002. No impairment was present upon performing these tests. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or a material negative change in its relationships with significant customers.

      We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our other amortizable intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset.

Deferred tax asset:

      We perform a valuation on our deferred tax asset, which has been generated by a history of net operating loss carryforwards, at least annually, and determine the necessity for a valuation allowance. We evaluate which portion, if any, will more likely than not be realized by offsetting future taxable income. The determination of that allowance includes a projection of our future taxable income, as well as consideration of any limitations that may exist on our use of our net operating loss or credit carryforwards.

Litigation:

      We are involved from time to time in various legal matters arising out of our operations in the normal course of business. On a case by case basis, we evaluate the likelihood of possible outcomes for this litigation. Based on this evaluation, we determine whether a liability is appropriate. If the likelihood of a negative outcome is probable, and the amount is estimable, we account for the liability in the current period. A change in the circumstances surrounding any current litigation could have a material impact on the financial statements.

Recent Accounting Pronouncements

     See Note 4 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of US interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has variable interest rates based on the prime rate of interest. Assuming the debt amount on our asset-backed facility at December 31, 2003 were constant during the next twelve-month period, the impact of a one percent increase in the prime interest rate would be an increase in interest expense of approximately $122 for the next twelve-month period. However, the debt instrument is subject to an interest rate floor of 6.0%, a one percent decrease in the prime interest rate would have no impact on interest expense during the next twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

     We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2003. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

     See Consolidated Financial Statements and supplementary data beginning on pages F-1 and S-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

     As of the end of the period covered by this annual report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

     Further, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

(All dollar amounts are presented in USD)

Item 10. Directors and Executive Officers of the Registrant.

     Acceris’ Articles of Incorporation, as amended, provide that the Board of Directors shall be divided into three classes, and that the total number of directors shall not be less than five and not more than nine. Each director shall serve a term of three years. At its February 12, 2003 meeting, the Board of Directors appointed Ms. Kelly D. Murumets to fill the vacancy created by the resignation of Mr. Norman Chirite, a Class II director, and on March 23, 2004, the Board appointed William H. Lomicka to fill a vacancy created by the resignation of Mr. Albert Reichmann. Mr. Walter resigned his position on April 5, 2004 and as of the date of this filing, the vacancy left by Mr. Walter has not been filled. As of April 5, 2004, the Board of Directors consists of seven members: two Class I directors (Messrs. Shimer and Weintraub), three Class II directors (Messrs. Toh, Heaton and Silber) and two Class III directors (Messrs. Lomicka and Ms. Murumets). Messrs. Shimer and Weintraub, the Class I directors, were elected at the November 2003 Annual Meeting of the Company’s stockholders.

     The following table sets forth the names, ages and positions with Acceris of the persons who currently serve as our directors and executive officers. There are no family relationships between any present executive officers and directors.

	Age
Name	(1)	Title
Allan C. Silber	55	Chairman of the Board of Directors and Chief Executive Officer
Kelly D. Murumets	40	Director and President
Hal B. Heaton	53	Director
Henry Y.L. Toh	46	Director
Samuel L. Shimer	40	Director
William H. Lomicka	67	Director
Stephen A. Weintraub	56	Director and Senior Vice President and Secretary
Gary M. Clifford	35	Vice President of Finance and Chief Financial Officer
James G. Ducay	45	Executive Vice President and Chief Operating Officer
Kenneth L. Hilton	51	Executive Vice President, Sales and Marketing

(1)	As of April 5, 2004

     Allan C. Silber, Chairman of the Board of Directors and Chief Executive Officer. Mr. Silber was elected to the Board of Directors as a Class II director in September 2001 and appointed as Chairman of the Board in November 2001. Mr. Silber is the chairman and CEO of Counsel Corporation, which he founded in 1979. Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

     Kelly D. Murumets, Director and President. Ms. Murumets became a Class III director in February 2003. Ms. Murumets joined Counsel Corporation as Executive Vice President in February 2002 and was appointed President of Acceris in November 2003. Prior to joining Counsel and Acceris, Ms. Murumets was a Vice President with Managerial Design where, during her 15-year tenure, she was a valued advisor to clients throughout North America giving leaders the insight and guidance required to implement change, achieve results and improve profitability. Ms. Murumets received her BA from Bishop’s University, her MBA from the University of Western Ontario’s Ivey School of Business and her MSW from Wilfrid Laurier University in 1996, where she was the recipient of the Gold Medal and Governor General’s Award.

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

     Henry Y.L. Toh, Director. The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992. Mr. Toh became President of Acceris in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. Mr. Toh serves as a director of: National Auto Credit, Inc. (previously an originator of sub-prime automobile financing that is transitioning into new lines of business) from 1998 through the present; Teletouch Communications, Inc., a retail provider of Internet, cellular and paging services, beginning in November 2001; and Isolagen, Inc., a biotechnology company, since 2003. He is also a director of Four M International Inc., a private investment firm. He is a graduate of Rice University.

     Samuel L. Shimer, Director. Mr. Shimer was appointed by the Board of Directors as a Class I director on April 15, 2001 to fill a board vacancy and was appointed Senior Vice President, Mergers & Acquisitions and Business Development on February 12, 2003. From 1997 to February 2003 he was employed by Counsel Corporation, serving as a Managing Director since 1998. Mr. Shimer is currently serving as a director of Counsel Communications, the parent of Acceris. From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal. Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master’s of Business Administration degree from Harvard Business School. Mr. Shimer terminated his employment with the Company on February 27, 2004 to join Whitney & Co., an asset management company. He remains a member of the Board.

     William H. Lomicka, Director. Mr. Lomicka was appointed by the Board of Directors as a Class III director on March 23, 2004 to fill a board vacancy left by the resignation of Mr. Albert Reichmann. Mr. Lomicka has been a director of Counsel since June 26, 2002. Mr. Lomicka is Chairman of Coulter Ridge Capital, Inc. a private investment firm, a position he has held since 1999. Between 1989 and 1999 he was President of Mayfair Capital, Inc., a private investment firm. Mr. Lomicka is a director of Pomeroy IT Solutions and is also on the board of advisors of Valley Ventures, an Arizona venture capital fund. Mr. Lomicka is a graduate of the College of Wooster in Wooster, Ohio, and has a Master’s of Business Administration degree from the Wharton School of the University of Pennsylvania.

     Stephen A. Weintraub, Director and Senior Vice President and Secretary. Mr. Weintraub was elected as a Class I director on November 26, 2003, pursuant to a vote of the Company’s stockholders. Mr. Weintraub joined Counsel in June 1983 as Vice President, Finance and Chief Financial Officer. He has been and is an officer and director of various Counsel subsidiaries. He has been Secretary of Counsel since 1987 and Senior Vice President since 1989. From 1980 to 1983 he was Secretary-Treasurer of Pinetree Development Co. Limited, a private real estate developer and investor. From 1975 to 1980 he was Treasurer and CFO of Unicorp Financial Corporation, a public financial management and holding company. Mr. Weintraub received a Bachelor’s degree in Commerce from the University of Toronto in 1969, qualified as a Chartered Accountant with Clarkson, Gordon (now Ernst & Young LLP) in 1972 and received his law degree (LL.B.) from Osgoode Hall Law School, York University in 1975.

     Gary M. Clifford, Vice President of Finance and Chief Financial Officer. Mr. Clifford joined Counsel Corporation in November 2002 as, and presently is, its Chief Financial Officer. From June 1998 to October 2002, Mr. Clifford has held various senior roles at Leitch Technology Corporation in Finance, Operations and Corporate Development. From February 1996 to June 1998, Mr. Clifford worked for NetStar Communications Inc. Mr. Clifford is a Chartered Accountant, who articled with Coopers & Lybrand. A graduate of the University of Toronto, with a Bachelor’s degree in Management, he has also lectured at Ryerson Polytechnic University in Toronto, Canada. Mr. Clifford was appointed as Vice President of Finance of Acceris on December 6, 2002 and Chief Financial Officer on February 12, 2003.

     James G. Ducay, Executive Vice President and Chief Operating Officer. Mr. Ducay was named Executive Vice President and Chief Operating Officer of Acceris in October 2003. From December 2002 until October 2003, Mr. Ducay served as President of the Company’s Enterprise business. Previously, from April 2000 to December 2002, Mr. Ducay was Executive Vice President and Chief Operating Officer of RSL COM USA (“RSL COM”) with responsibility for Marketing, Sales and Account Services, Engineering and Operations and Information Technology. RSL COM filed for bankruptcy protection under Chapter 11 in March 2001. Before joining RSL COM, Mr. Ducay was Vice President of Marketing and Sales for Ameritech Interactive Media Services from February 1998 to April 2000 where he was responsible for managing Ameritech’s Internet products and related sales channels. He also served as Managing Director and Vice President for Bell Atlantic/NYNEX. Mr. Ducay has a Master’s Degree in Engineering from the University of Illinois and a Master’s Degree in Business Administration from the University of Chicago.

     Kenneth L. Hilton, Executive Vice President, Sales and Marketing. Mr. Hilton was named Executive Vice President, Sales and Marketing of Acceris in October 2003. Previously, he was appointed Chief Executive Officer of WorldxChange Corporation in May 2002. From June 1999 to December 2001, Mr. Hilton served as the Chief Executive Officer of Handtech.com, an Internet-based start-up company in Austin, TX. that provided customized E-commerce storefronts, supply chain management and back office services to value-added resellers. Prior to Handtech.com, from October 1995 to May 1999, he was the Executive Vice President of North American Consumer Sales for Excel Communications, where he also served as the Chairman of the Board for Excel Canada. Prior to his 5 years at Excel, he ran North America operations for PageMart Wireless where he launched the Canadian business and also served as the Chairman of the Canadian Board. Prior to PageMart, Mr. Hilton held numerous sales and management positions with IBM. His 14-year career with IBM included sales, sales management, branch management and regional management positions.

     Each officer of Acceris is appointed by the Board of Directors and holds his office at the pleasure and direction of the Board of Directors or until such time of his/her resignation or death.

     There are no material proceedings to which any director, officer or affiliate of Acceris, any owner of record or beneficially of more that five percent of any class of voting securities of Acceris, or any associate of any such director, officer, affiliate of Acceris or security holder is a party adverse to Acceris or any of its subsidiaries or has a material interest adverse to Acceris or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of Acceris with the SEC. Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

      Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, to Acceris’ knowledge, all reporting persons complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, with the following exceptions: J. Ducay failed to timely file a Form 4 in December 2003, with respect to one transaction. K. Hilton failed to file a Form 4 in December 2003, with respect to two transactions. As of the date of this Annual Report, the foregoing reporting persons have regained compliance with Section 16(a) reporting requirements.

The Board of Directors

     The Board of Directors oversees the business affairs of the Company and monitors the performance of management. The Board of Directors held 5 meetings during the fiscal year ended December 31, 2003. No incumbent director attended less than 75% of the Board meetings during 2003.

     The Board of Directors has designated two standing committees: the Audit Committee and the Compensation Committee. We do not have a nominating or a corporate governance committee or any committees serving similar functions. However, corporate governance functions are included in the Audit Committee Charter. At the February 12, 2003 Board meeting, the Board of Directors resolved to eliminate Acceris’ Finance Committee.

Committees of the Board of Directors

     Audit Committee. On June 9, 2000, the Board of Directors approved Acceris’ Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter was attached to the Company’s Definitive Proxy Statement filed in October 2003 in connection with the 2003 Annual Meeting of Stockholders. The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent auditors and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Heaton (chairman) and Mr. Toh. The Audit Committee held 6 meetings during the last fiscal year.

     Compensation Committee. The Compensation Committee reviews and approves the compensation for executive employees. Its membership is currently comprised of Messrs. Heaton, Toh and Lomicka. The Compensation Committee held 1 meeting during the last fiscal year.

Audit Committee Financial Expert

     The Board of Directors has determined that Mr. Henry Y.L. Toh, a member of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

     Acceris has adopted a code of ethics that applies to its principal executive, financial and accounting officers. The Acceris Communications Inc., Code of Conduct (the “Code”) is attached as Exhibit 14 hereto. A copy of the Code can also be found on the Company’s website at http://www.acceris.com (follow Corporate Governance link to Governance Documents tab). The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to its principal executive, financial and accounting officers by posting such information on its website at the website address set forth above.

Item 11. Executive Compensation.

     The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer during the last year and our other most highly compensated executive officers during the year ended December 31, 2003 whose compensation was in excess of $100,000 (“Named Officers”).

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
				Other	Restricted	Securities
Name and				Annual	Stock	Underlying	LTIP	All Other
Principal Position	Year	Salary($)	Bonus($)	Compensation($)	Awards($)	Options(#)	Payouts($)	Compensation($)
Allan Silber(1)	2003	—	—	—	—	—	—	—
Chief Executive Officer	2002	—	—	—	—	—	—	—
	2001	—	—	—	—	—	—	—
Kenneth L. Hilton (2)	2003	$275,000	$55,000	—	—	150,000	—	—
Executive Vice President,	2002	183,333	—	—	—	—	—	—
Sales and Marketing	2001	—	—	—	—	—	—	—
Barbara Jamaleddin (3)	2003	$211,000	$67,750	—	—	30,000	—	—
Senior Vice President of	2002	205,500	10,400	—	—	—	—	—
Network Operations	2001	115,256	7,692	—	—	—	—	—
James G. Ducay (4)	2003	$275,000	—	—	—	150,000	—	—
Executive Vice President,	2002	12,500	—	—	—	—	—	—
Chief Operating Officer	2001	—	—	—	—	—	—	—
Bobby Vannoy (5)	2003	$211,211	$57,750	—	—	30,000	—	—
Senior Vice President of	2002	205,705	15,000	—	—	—	—	—
Business Operations	2001	115,371	7,700	—	—	—	—	—
Gary Wasserson (6)	2003	$420,900	—	—	—	—	—	—
President (Acceris	2002	126,425	—	—	—	—	—	—
Communications Technologies, Inc.)	2001		—	—	—	—	—	—
Samuel N. Shimer (7)	2003	$276,000	—	—	—	—	—	—
Senior Vice President,	2002	—	—	—	—	—	—	—
Mergers and Acquisitions and Business Development	2001	—	—	—	—	—	—	—

(1)	Mr. Silber was appointed interim Chief Executive Officer and President of Acceris as of December 19, 2002. In November 2003, Kelly D. Murumets was appointed President. Mr. Silber is entitled to an annual salary of $275,000 and a discretionary bonus equal to 100% of his base salary. For 2003, no bonus was awarded. Mr. Silber has elected to assign his salary payable at December 31, 2003 of $275,000 to Counsel. This amount is recorded as a liability to Counsel in the financial statements of Acceris at December 31, 2003.

(2)	Mr. Hilton became the Chief Executive Officer of WorldxChange on May 1, 2002.

(3)	Ms. Jamaleddin became a Senior Vice President of WorldxChange on June 4, 2001.

(4)	Mr. Ducay became the President of the Enterprise segment of Acceris on December 10, 2002.

(5)	Mr. Vannoy became a Senior Vice President of WorldxChange on June 4, 2001. Mr. Vannoy resigned from the Company in March 2004.

(6)	Mr. Wasserson became the President of Acceris Communications Technoligies, Inc, a wholly owned subsidiary of the Company, in December 2002 and served as such until December 31, 2003. Mr. Wasserson’s employment with the Company ceased as of December 31, 2003. Prior to December 2002, Mr. Wasserson was an employee of Counsel and was not paid a salary by Acceris.

(7)	Mr. Shimer became the Senior Vice President, Mergers and Acquisitions and Business Development beginning January 1, 2003. Prior to 2003, Mr. Shimer was an employee of Counsel and was not paid a salary by Acceris. In February 2004, Mr. Shimer resigned from employment with the Company, but remains a member of the Board of Directors.

Option Grants in Last Fiscal Year (2003)

     The following table shows information about stock option grants to the Named Officers during fiscal 2003. These options are included in the Summary Compensation Table above. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules, and are not the Company’s estimate or projection of future stock prices.

     The following table sets forth certain information concerning grants of stock options to each of the Named Officers during 2003:

Individual Grants
	Number of	Percent of Total			Potential Realizable Value at Assumed
	Securities	Options			Annual Rates Of Stock Price
	Underlying	Granted to	Exercise Of		Appreciation For Option Term
	Options	Employees in	Base Price
Name	Granted (#)	Fiscal Year	($/Sh)	Expiration Date	5% ($)	10% ($)
Kenneth L. Hilton	150,000	11.6%	$3.00	December 20, 2013	$283,003	$717,184
Barbara Jamaleddin	30,000	2.3%	$3.00	December 20, 2013	$56,601	$143,437
James G. Ducay	150,000	11.6%	$3.00	December 20, 2013	$283,003	$717,184
Bobby Vannoy	30,000	2.3%	$3.00	December 20, 2013	$56,601	$143,437
Allan C. Silber	—	—	—	—	—	—
Gary Wasserson	—	—	—	—	—	—
Samuel N. Shimer	—	—	—	—	—	—

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values:

The following table shows information about the value realized on option exercises for each of the Named Officers during fiscal 2003, and the value of their unexercised options at the end of fiscal 2003. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.

			Number of Securities			Value of Unexercised In-
			Underlying Unexercised			The-Money Options At
			Options At Fiscal Year-			Fiscal Year-End ($)
	Shares Acquired On		End (#)			Exercisable/Unexercisable
Name	Exercise (#)	Value Realized ($)	Exercisable/Unexercisable			(1)
Allan C. Silber	—	—	—	/	—	—	/	—
Kenneth L. Hilton	—	—	—	/	150,000	—	/	—
Barbara Jamaleddin	—	—	—	/	30,000	—	/	—
James G. Ducay	—	—	—	/	150,000	—	/	—
Bobby Vannoy	—	—	—	/	30,000	—	/	—
Gary Wasserson	—	—	—	/	—	—	/	—
Samuel N. Shimer	—	—	—	/	—	—	/	—

(1) None of the unexercised options above are in the money, based on the closing price of the Company’s common stock on December 31, 2003, which was $2.18 per share.

Director Compensation

     Each year subsequent to 2002, all directors then serving who are not employed by Acceris or Counsel other than in their capacity as directors are to receive an option to purchase 1,000 shares of common stock and for each committee on which the director serves, an option to purchase 250 shares of common stock. The exercise price of such options is equal to the fair market value of the common stock on the date of grant. The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors. No discretionary stock options were awarded to directors during 2003.

     In addition, each independent director is compensated $1,000 for each in-person board meeting attended and $500 for each telephonic board meeting attended. During 2003, Messrs. Heaton and Walter received $18,000 and $7,000, respectively, in connection with the services that they rendered and $1,181 and $10,330, respectively, for reimbursement of expenses paid to attend various meetings.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Kenneth L. Hilton Employment Contract. On May 1, 2002, Acceris and Kenneth L. Hilton entered into a four-year employment agreement pursuant to which Mr. Hilton became the Chief Executive Officer of WorldxChange Corp., Acceris’ wholly-owned subsidiary. Mr. Hilton’s annual salary is $275,000, and he is eligible for a discretionary bonus in an amount to be determined by the Board of Directors up to 100% of his annual salary. Counsel Communications and Counsel also entered into an agreement with Mr. Hilton dated May 1, 2002, under which agreement, Mr. Hilton was issued approximately 0.2% of the common units of Counsel Communications, which common units were to vest over a four-year period commencing on May 1, 2003. For additional disclosure of a loan to Mr. Hilton see Item 13.

     James G. Ducay Employment Contract. On July 1, 2002, Acceris and James G. Ducay each entered into an employment agreement, which became effective on December 10, 2002, the date on which WorldxChange completed its acquisition of the assets of RSL, and expires on December 10, 2003. Mr. Ducay’s annual salary is $275,000, and he is eligible for a discretionary bonus in an amount to be determined by the Board of Directors up to 100% of his annual salary. On January 1, 2004, Mr. Ducay entered into another employment agreement with the Company which is effective until January 1, 2005, under substantially the same material terms and provisions.

Stock Option Plans

     At December 31, 2003, the Company has several stock-based employee compensation plans. All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

     Director Stock Option Plan

     The Company’s Director Stock Option Plan authorizes the grant of stock options to directors of the Company. Options granted under the Director Stock Option Plan are non-qualified stock options exercisable at a price equal to the fair market value per share of common stock on the date of any such grant. Options granted under the Director Stock Option Plan are exercisable not less than six months or more than ten years after the date of grant.

     As of December 31, 2003, options for the purchase of 233 shares of common stock at prices ranging from $17.50 to $77.50 per share were outstanding, all of which are exercisable. In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the Director Stock Option Plan; however, outstanding options will continue to be governed by the terms thereof until exercise or expiration of such options. In 2003, no options were exercised or expired.

     1995 Director Stock Option and Appreciation Rights Plan

     The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).

     The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis to each member of the Board of Directors then serving to purchase 500 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 9,500 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2003, options to purchase 8,500 shares of common stock at prices ranging from $20.00 to $25.00 per share are outstanding and exercisable. No options were granted or exercised under this plan in 2003, 2002 or 2001.

     1995 Employee Stock Option and Appreciation Rights Plan

     The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the issuance of incentive stock options, non-qualified stock options, and SARs. Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as non-qualified options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of incentive and non-qualified options.

     The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2003, there were no options outstanding under the 1995 Employee Plan. During 2003, 2002 and 2001, options to purchase 6,763, 500 and 1,875, respectively, of common stock were forfeited or expired. No options were granted or exercised in 2003 under the 1995 Employee Plan.

     1997 Recruitment Stock Option Plan

     In October 2000, the stockholders of the Company approved an amendment of the 1997 Recruitment Stock Option Plan (the “1997 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 370,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors; however, in all instances the exercise price is never less than the fair market value of the Company’s common stock on the date the option is granted.

     As of December 31, 2003, there were options to purchase 60,480 shares of the Company’s common stock outstanding under the 1997 Plan. The outstanding options vest over three years at exercise prices of $1.40 to $127.50 per share. Options issued under the 1997 Plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2003, 2002 and 2001, options to purchase 45,067, 42,968 and 130,022 shares of common stock, respectively, were forfeited or expired. There were no exercises during 2003.

     2000 Employee Stock Purchase Plan

     In October 2000, the stockholders of Acceris approved adoption of Acceris’ 2000 Employee Stock Purchase Plan which plan provides for the purchase and issuance of common stock to all eligible employees (the “Stock Purchase Plan”).

     The purpose of the Stock Purchase Plan is to induce all eligible employees of Acceris (or any of its subsidiaries) who have been employees for at least three months to encourage stock ownership of Acceris by acquiring or increasing their proprietary interest in Acceris. The Stock Purchase Plan is designed to encourage employees to remain in the employ of Acceris. It is the intention of Acceris to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended to issue shares of common stock to all eligible employees of Acceris (or any of Acceris’ subsidiaries) who have been employees for at least three months.

     The Stock Purchase Plan provides for the purchase of common stock in the aggregate, up to 125,000 shares of common stock. As of December 31, 2003, 2,900 shares of common stock had been purchased under the Stock Purchase Plan.

     2003 Stock Option and Appreciation Rights Plan

     In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or its committee; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. There were stock options granted for 1,372,000 (and outstanding at December 31, 2003) under the 2003 Plan in 2003. The outstanding options vest over four years at an exercise price of $3.00 per share. No SARs have been issued under the 2003 Plan .

Compensation Committee Interlocks and Insider Participation

     Mr. Toh was formerly an officer of the Company, as described above. No Compensation Committee members or other directors served as a member of the compensation committee of another entity, whose executive officers served as a director of Acceris.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table shows, as of April 5, 2004, the common stock and any preferred stock owned by each current director, Named Officer, other executive officers, all executive officers and current directors a group and, to the best of our knowledge, all other parties known to be beneficial owners of more than 5% of the common stock. As of the same date, there were 19,262,095 shares of common stock and 619 shares of Class N preferred stock issued and outstanding. The Class N preferred stock votes with the common stock on an as converted basis estimated to be 24,760 shares as of April 5, 2004.

Name and Address of Beneficial	Number of Shares		% of Common Stock
Owner (1)	Beneficially Owned		Beneficially Owned(2)
Allan C. Silber	0	(3)	*	%
Kelly D. Murumets	0	(4)	*	%
Hal B. Heaton	7,948	(5)	*	%
Henry Y.L. Toh	18,575	(6)	*	%
William H. Lomicka	0	(7)	*	%
Stephen A. Weintraub	0	(8)	*	%
Samuel L. Shimer	0	(9)	*	%
Gary J. Wasserson	0	(10)	*	%
Gary M. Clifford	0	(11)	*	%
James G. Ducay	0	(12)	*	%
Kenneth L. Hilton	1,000	(12)	*	%
Barbara Jamaleddin	0	(13)	*	%
Bobby Vannoy	0	(14)	*	%
Counsel Corporation 130 King Street West, Exchange Tower, Suite 1300, Toronto, Ontario M5X1E3	20,141,664	(15)	92%
All Executive Officers and Directors as a Group (13 people)	27,523		*	%

*	Indicates less than one percent

(1)	Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o Acceris Communications Inc. unless otherwise indicated.

(2)	As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

(3)	Mr. Silber is the Chairman, Chief Executive Officer and a beneficial owner of approximately 4,631,361 shares in Counsel, which represents beneficial ownership of 9.5%. Mr. Silber was appointed Chief Executive Officer and Interim President of Acceris in December 2002 and served as such until November 2003 when the Board appointed Ms. Murumets to succeed Mr. Silber. Mr. Silber disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(4)	Ms. Murumets is Executive Vice President of Counsel and a beneficial owner of approximately 280,000 shares in Counsel, which represents beneficial ownership of less than 1%. At the December 6, 2002 meeting of the Board of Directors of Acceris, Ms. Murumets was appointed to the office of Executive Vice President of Acceris. At the February 12, 2003 meeting of the Board of Directors of Acceris, Ms. Murumets was appointed a director of Acceris. At the November 26, 2003 meeting of the Board of Directors of Acceris, Ms. Murumets was appointed President of Acceris. Ms. Murumets disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(5)	Represents shares of common stock issuable pursuant to options.

(6)	Represents shares of common stock issuable pursuant to options. Does not include shares held of record by Four M International, Ltd., of which Mr. Toh is a director. Mr. Toh disclaims any beneficial ownership of such shares.

(7)	Mr. Lomicka is a director of Counsel and a beneficial owner of approximately 46,700 shares in Counsel, which represents beneficial ownership of less than 1%. Mr. Lomicka disclaims beneficial ownerships of the shares of Acceris’ common stock beneficially owned by Counsel.

(8)	Mr. Weintraub is Senior Vice President and Secretary of Counsel and a beneficial owner of approximately 306,102 shares in Counsel, which represents beneficial ownership of less than 1%. At the December 6, 2002 meeting of the Board of Directors of Acceris, Mr. Weintraub was appointed to the office of Senior Vice President and Secretary of Acceris. At the November 26, 2003 meeting of the Stockholders of Acceris, Mr. Weintraub was elected director of Acceris. Mr. Weintraub disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(9)	Mr. Shimer is not an employee at April 5, 2004, however he is a member of the Board of Directors. He was previously a managing director of Counsel. He is a beneficial owner of approximately 819,011 shares in Counsel, which represents beneficial ownership of 1.7%.

(10)	Mr. Wasserson is not an employee or director of Acceris as of April 5, 2004. He was previously a managing director of Counsel and currently is a beneficial owner of approximately 330,000 shares in Counsel, which represents beneficial ownership of less than 1%.

(11)	Mr. Clifford is the Chief Financial Officer of Counsel. He is a beneficial owner of approximately 45,000 shares in Counsel, which represents beneficial ownership of less than 1%. At the December 6, 2002 meeting of the Board of Directors of Acceris, Mr. Clifford was appointed Vice President of Finance of Acceris. At the February 16, 2003 meeting of the Board of Directors of Acceris, Mr. Clifford was appointed Chief Financial Officer of Acceris. Mr. Clifford disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(12)	Does not include options to purchase 150,000 shares of common stock granted on December 20, 2003.

(13)	Does not include options to purchase 30,000 shares of common stock granted on December 20, 2003.

(14)	Mr. Vannoy is not an employee of Acceris at April 5, 2004, and does not beneficially own any shares of Acceris’ common stock.

(15)	Includes 3,098,303 shares of Acceris’ common stock issued upon conversion of Series M and N redeemable preferred stock in March 2001 which were obtained from Winter Harbor LLC (“Winter Harbor”) on March 7, 2001, based on information included in a Schedule 13D filed by Counsel on March 13, 2001 and amended by Counsel and filed with the SEC on May 2, 2001. Also includes 2,624,395 shares of Acceris’ common stock issuable upon conversion of a convertible promissory note in the principal amount (and including accrued interest) of approximately $15,590,000 as of April 5, 2004, at the conversion price of $5.94 per share, under the terms of the Senior Convertible Loan and Security Agreement, dated March 1, 2001, as amended on May 8, 2001 (Loan Agreement). Also includes 871,724 shares of Acceris’ common stock issued on April 17, 2001 to Counsel under the terms of the Agreement and Plan of Merger, dated April 17, 2001. Also includes 4,747,396 shares of Acceris’ common stock issued in connection with the Amended Debt Restructuring conversion of a certain convertible promissory note on November 30, 2003. Also includes approximately 8,681,096 shares of Acceris’ common stock issued in connection with the conversion of a certain convertible promissory note on November 30, 2003. Also includes 118,750 shares received from Winter Harbor which were previously held in escrow in accordance with the terms and provisions of a certain Securities Purchase Agreement by and between Counsel and Winter Harbor dated March 1, 2001, and released to Counsel in accordance with the terms and provisions of certain release agreement between Counsel and Winter Harbor dated August 29, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth, as of December 31, 2003 information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

			Number of securities
			remaining available
			for future issuance
			under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option and Appreciation Rights Plan	1,372,000	$3.00	628,000
1997 Recruitment Stock Option Plan	60,480	42.30	288,942
1995 Directors Stock Option and Appreciation Rights Plan	8,500	22.50	1,000
1995 Employee Stock Option and Appreciation Rights Plan	—	—	14,037
Director Stock Option Plan	233	47.50	—

Equity compensation plans not approved by security holders:
Issuance of non-qualified options to employees and outside consultants (1)	366,667	70.99	—

Total (2)	1,807,880	$18.20	931,979

(1)	For a description of the material terms of these options, see Note 18 to the Consolidated Financial Statements provided in Item 15 hereto.

(2)	Does not include the Acceris Communications Inc. Platinum Agent Program (the “Agent Warrant Program”), which awards warrants to certain of the Company’s agents based on performance criteria. This program did not commence until 2004, and as of the date of this filing, warrants to purchase approximately 225,000 shares of common stock have been issued under the Agent Warrant Program. Warrants to purchase up to 1,000,000 shares are available for issuance under the Agent Warrant Program.

Item 13. Certain Relationships and Related Transactions.

Transactions with Management and Others

     See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between the Company and certain officers, directors and other related parties. Additionally, in June 2002, the Company made a relocation loan of $100,000 (non-interest bearing) to Mr. Hilton. The loan is due on the earlier of June 2007 or upon sale of his former residence. While the loan is outstanding, payments are required, equal to 20% of any incentive awards (after the first $50,000) paid to Mr. Hilton. As of December 31, 2003, no payments on the loan had been made.

Transactions with Counsel
(all amounts are in thousands, except share and per share amounts)

     Initial Acquisition of Acceris and Senior Convertible Loan

     On March 1, 2001, Acceris entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to Acceris in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. Advances against the Senior Loan Agreement were structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. Counsel initially could convert the loan into shares of common stock of Acceris at a conversion price of $11.20 per common share. The terms of the Senior Loan Agreement also provide that at any time after September 1, 2002, the outstanding debt including accrued interest will automatically be converted into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $20.00 per share. The Senior Loan Agreement also provides that the conversion price is in certain cases subject to adjustment and includes traditional anti-dilution protection for the lender and is subject to certain events of default, which may accelerate the repayment of principal plus accrued interest. Total proceeds available to the Company were $12,000, less debt issuance costs of $600, which are being amortized over three years. The Senior Loan Agreement has been amended several times and the maturity date of the loan plus accrued interest has been extended to June 30, 2005. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price has been adjusted to $5.94 per common share. As of December 31, 2003, the total outstanding debt under the Note (including principal and accrued interest) was $15,145 which is convertible into approximately 2,574,198 shares of common stock.

     In connection with the above Senior Loan Agreement, Acceris granted Counsel a security interest in all of Acceris’ assets owned at the time of execution of the Senior Loan Agreement or subsequently acquired, including but not limited to Acceris’ accounts receivable, intangibles, inventory, equipment, books and records, and negotiable instruments held by the Company (collectively, the “Collateral”).

     In addition to the foregoing agreements, Acceris and Counsel executed a Securities Support Agreement, dated March 1, 2001 (the “Support Agreement”) for the purpose of providing certain representations and commitments by Acceris to Counsel, including demand registration rights for common stock issuable upon conversion of the related loan. Counsel relied on these representations and commitments in its decision to enter a separate agreement (the “Securities Purchase Agreement”) with Winter Harbor and First Media L.P., a limited partnership and the parent company of Winter Harbor (collectively the “Winter Harbor Parties”), Counsel agreed to purchase from the Winter Harbor Parties all of their equity securities in Acceris, including shares of Class M and Class N preferred stock of Acceris, beneficially owned by the Winter Harbor Parties for aggregate consideration of $5,000 in cash.

     On March 7, 2001, as part of the agreements discussed above, Counsel converted all of the Class M and N convertible preferred stock it obtained from Winter Harbor into 3,098,303 shares of Acceris’ common stock. The Class N shares were converted at $25.00 per common share and Class M at $11.20 per common share, in accordance with their respective conversion rights. Pursuant to the Securities Purchase Agreement, certain shares of common stock owned by the Winter Harbor Parties were held in escrow pending resolution of certain events.

     Under the Support Agreement of March 1, 2001, Acceris also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications, Inc. (a subsidiary of Counsel) into Acceris. The merger was completed on April 17, 2001 and Counsel received 871,724 shares of common stock in Acceris as consideration.

     Assignment of Winter Harbor Common Stock and Debt Interests

     Pursuant to the terms of a settlement between Counsel and the Winter Harbor Parties effective August 29, 2003, the Winter Harbor Parties relinquished their right to 118,750 shares of the common stock of Acceris to Counsel. These shares were released from escrow and delivered to Counsel.

     The Winter Harbor Parties further assigned to Counsel all of their rights with respect to a note payable by Acceris of $1,999 drawn down pursuant to a Letter of Credit issued November 3, 1998 to secure certain obligations of Acceris together with any accrued interest thereon. The assigned amount together with accrued interest amounted to $2,577 on August 29, 2003. As a result of the settlement and assignment, Acceris entered into a new loan agreement with Counsel the terms of which provide that from August 29, 2003 the loan balance of $2,577 shall bear interest at 10% per annum compounded quarterly with the aggregate balance of principal and accrued interest payable on maturity of the loan on June 30, 2005. This loan agreement was subsequently amended and restated to increase the principal of the loan by a further $100 for funding provided by Counsel to enable Acceris to acquire a VoIP patent in December 2003 and to allow for the making of further periodic advances thereunder at Counsel’s discretion. The loan amount has been further increased by $1,546 at December 31, 2003 representing operating advances from Counsel to Acceris in the period since the initial acquisition of the Acceris common stock by Counsel in March 2001. As of December 31, 2003, the total outstanding debt under the Note (including principal and accrued interest) was $4,311.

     Loan and Security Agreement and Amended Debt Restructuring

     On June 6, 2001, Acceris and Counsel entered into a Loan and Security Agreement (the “Loan Agreement”). Any funds advanced to Acceris between June 6, 2001 and April 15, 2002, (not to exceed $10,000) were governed by the Loan Agreement and due on June 6, 2002. The loan was secured by all of the assets of Acceris. As of December 31, 2001, advances under this loan agreement totaled $10,000. On June 27, 2002 the Loan Agreement was amended to an amount of $24,307, which included additional capital advances from Counsel to Acceris made from December 31, 2001 through June 6, 2002. The amended agreement also further provided for additional advances as needed to Acceris, which advances totaled $2,087 through December 31, 2002 and $650 through November 30, 2003.

     On July 25, 2002 Acceris and Counsel entered into a Debt Restructuring Agreement (“Debt Restructuring Agreement”) which was amended on October 15, 2002 pursuant to an Amended and Restated Debt Restructuring Agreement (“Amended Agreement”). The Amended Agreement included the following terms:

1.	Principal ($24,307) and associated accrued interest ($2,284), as of October 15, 2002, under the Loan Agreement, as amended, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

2.	Funding provided by Counsel pursuant to the Loan Agreement, as amended, ($2,087) and associated accrued interest ($1,996) from October 15, 2002 to December 31, 2002, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

3.	Counsel would, (a) fund the operations of Acceris through June 30, 2005 and the operating cash flow deficit, if any, (b) advance to Acceris all amounts paid or payable by Acceris to its stockholders that exercised their dissenters’ rights in connection with the transactions subject to the debt restructuring transactions and (c) advance the amount of the annual premium to renew the existing directors and officers’ insurance coverage through November 2003.

4.	Counsel would reimburse Acceris for all costs, fees and expenses, in connection with the Debt Restructuring Agreement and the Amended Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred, including the Special Committee’s costs to negotiate these agreements and costs related to obtaining stockholder approval. During 2003 and 2002, Counsel reimbursed Acceris $132 and $499, respectively, for certain reimbursable expenses, which have been recorded as additional paid-in capital.

5.	The issuance of common stock by Acceris pursuant to this Agreement would result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2002 Loan Agreement. Whereas the conversion price for the March 1, 2002 Loan Agreement had initially been $11.20, the new conversion price would be adjusted as a result of the anti-dilution provisions of the Senior Loan Agreement. At December 31, 2003, the new conversion price is $5.94 per common share.

     Effective November 30, 2003, 8,681,096 shares of common stock were issued to Counsel in settlement of the underlying debt and accrued interest totaling $32,721 on the date of the conversion.

     Convertible Promissory Note to Fund RSL Acquisition

     In connection with the acquisition of certain assets of RSL in December 2002, Acceris issued a $7,500 convertible note payable (“the Convertible Note”) to Counsel, bearing interest at 10% per annum compounded quarterly which, as amended, matured on June 30, 2005. The Convertible Note was convertible into common stock of Acceris at a conversion rate of $1.68 per share. Effective November 30, 2003 Counsel exercised its right to convert the Convertible Note plus accrued interest to that date totaling $7,952 into common stock of Acceris. This resulted in the issuance of 4,747,396 shares of Acceris common stock.

     Collateralized Promissory Note and Loan Agreement

     During the third quarter of 2003, Counsel advanced the sum of $5,600 to Acceris evidenced by a promissory note effective October 1, 2003. In January 2004 Acceris and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which an additional $2,000 was loaned to Acceris and pursuant to which additional periodic loans may be made from time to time (collectively and as amended, the “Promissory Note”). The Promissory Note matures on June 30, 2005 and accrues interest at 10% per annum compounded quarterly from the date funds are advanced. The Promissory Note is collateralized by certain shares of Series B Convertible Preferred Stock (the “Preferred Stock”) of Buyers United, Inc. (a third party), which are held by Acceris. In the event of the sale of the Preferred Stock (or the common stock to which the Preferred Stock is convertible) by Acceris or an equity investment or investments in Acceris by a third party through the capital markets and subject to certain limitations, the maturity date of the Promissory Note will accelerate to the date 10 calendar days following either such event. As of the date of this filing, subsequent to year end, Counsel has provided an aggregate of $4,050 of funds in 2004 pursuant to this loan agreement. There are no conversion features associated with the Promissory Note.

     Secured Loan to Acceris

     To fund the acquisition of the WorldxChange assets purchased and liabilities assumed by Acceris, on June 4, 2001 Counsel provided a loan (the “Initial Loan”) to Acceris in the aggregate amount of $15,000. The loan was subordinated to a revolving credit facility with Foothill Capital Corporation (“Foothill”), was collateralized by all assets of the Company and matures on June 30, 2005. On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743 including accrued interest (“the Assigned Loan”) to Acceris in exchange for a new loan bearing interest at 10% per annum compounded quarterly maturing on June 30, 2005 (“the New Loan”). Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provides for certain mandatory prepayments upon written notice from Counsel including an event resulting in the issuance of new shares by Acceris to a party unrelated to Counsel where the funds are not used for an approved expanded business plan or where Acceris has sold material assets in excess of cash proceeds of $1,000. Pursuant to a Stock Pledge Agreement as amended, the New Loan is secured by the common stock held by Acceris in its subsidiary subject to the priority security interests of Foothill, the Company’s asset-based lender. There are no conversion features associated with the New Loan.

     Counsel Keep Well

     As a result of Counsel’s purchase of Winter Harbor’s security holdings in Acceris, Counsel became the single largest stockholder of the Company. In addition to the above transactions, Counsel has committed to fund, through long-term inter company advances or equity contribution, all capital investment, working capital or other operational cash requirements of Acceris through June 30, 2005 (the “Keep Well”). Any default and loan repayment accelerator provisions with respect to the above loan agreements are subject to funding by Counsel pursuant to the terms of the Keep Well.

     Counsel Management Services

     In addition to Mr. Silber’s services (described in Item 11 entitled, “Executive Compensation”), Counsel provides other management services to Acceris through time spent by Counsel executives serving roles at Acceris. Accordingly, Acceris has valued the services of these other employees at approximately $130 for the year ending December 31, 2003. The expense has been reflected in SG&A, offset by an increase to additional paid-in capital. Acceris anticipates these services to continue in 2004.

Item 14. Principal Accountant Fees and Services.

     Fees paid to PriceWaterhouseCoopers LLP, our independent auditors for each of the past two years are set forth below. All fees paid to our independent auditor were pre approved by the Audit Committee.

	Year Ended December 31,
	(in thousands)
	2002	2003
Audit fees	$530	$767
Audit-related fees	342	176
Tax fees	91	182
All other fees	—	—

Total	$963	$1,125

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2002 and 2003, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2002 and 2003 and services in connection with our statutory and regulatory filings for the years ended December 31, 2002 and 2003 and amounted to $530 and $767 for 2002 and 2003, respectively.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for the years ended December 31, 2002 and 2003, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits, accounting consultations and audits in connection with acquisitions, which amounted to $342 and $176 for 2002 and 2003, respectively.

Tax Fees

Tax fees were for services related to tax compliance, consulting and planning services rendered during the years ended December 31, 2002 and 2003 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. Tax fees paid amounted to $91 and $182 for 2002 and 2003, respectively.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2002 and 2003.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent auditor.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements. The Audit Committee may pre-approve specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent auditor and are consistent with the SEC’s rules on auditor independence. The Audit Committee may pre-approve specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee may pre-approve specified tax services that the Audit Committee believes would not impair the independence of the auditor and that are consistent with SEC rules and guidance. All other tax services must be specifically approved by the Audit Committee.

All Other Services. Other services are services provided by the independent auditor that do not fall within the established audit, audit-related and tax services categories. The Audit Committee may pre-approve specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All requests for services to be provided by the independent auditor, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent auditor that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its chair or any of its other members pursuant to delegated authority) for approval.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

1.	Financial Statements:

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Statement of Changes in Stockholders’ Deficit for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	Reports on Form 8-K during the fourth quarter of 2003.

None.

(c)	The following exhibits are filed as part of this Annual Report:

Number	Title of Exhibit
3.1(i)	Amended and Restated Articles of Incorporation (6).

4.2	Securities Purchase Agreement by and between Acceris and Winter Harbor, LLC dated as of September 30, 1997 (3).

4.3	Amended and Restated Registration Rights Agreement by and between Acceris and Winter Harbor, LLC dated as of January 15, 1999, amending Registration Rights Agreement dated October 10, 1997 (7).

4.4	Form of Stockholders Agreement by and among Acceris, Winter Harbor, LLC and certain holders of Acceris’ securities (Exhibit D to the Purchase Agreement) (3).

4.5	Form of Warrant Agreement by and between MedCross, Inc. and Winter Harbor, LLC (Exhibit F to the Purchase Agreement) (3).

4.6	Senior Convertible Loan and Security Agreement by and between Acceris and Counsel Communications LLC, dated March 1, 2001 (10).

4.7	Loan Note by and between Counsel Communications LLC and Acceris dated as of March 1, 2001 (10).

4.8	Security Agreement by and between Acceris, MiBridge Inc and Counsel Communications, LLC., dated March 1, 2001 (10).

10.1*	1997 Recruitment Stock Option Plan (1).

10.2*	2001 Stock Option and Appreciation Rights Plan (2).

10.2.1*	2003 Stock Option and Appreciation Rights Plan (15).

10.3	Agreement by and between Acceris and Winter Harbor, LLC, dated April 14, 1998 (5).

10.4	Pledge Agreement by and between Acceris and Winter Harbor, LLC, dated April 14, 1998 (5).

10.5	Security Agreement by and among certain of Acceris’ subsidiaries and Winter Harbor, LLC, dated April 14, 1998 (5).

10.6	Form of Promissory Notes issued to Winter Harbor, LLC (5).

10.7	Warrant to purchase 250,000 shares of Acceris’ common stock issued to JNC, dated June 30, 1998 (5).

10.8	Warrant to purchase 100,000 shares of Acceris’ common stock issued to JNC, dated July 28, 1998 (5).

Number	Title of Exhibit
10.9	Loan Agreement by and between Acceris and Winter Harbor, LLC, dated as of January 15, 1999 (7).

10.10	First Amendment to Loan Agreement by and between Acceris and Winter Harbor, LLC, dated March 4, 1999 (7).

10.11	Promissory Note in principal amount of $8,000,000 executed by Acceris in favor of Winter Harbor, LLC, dated November 10, 1998 (7).

10.12	Series K Warrant Agreement by and between Acceris and Winter Harbor, LLC and form of Series K Warrant, dated as of January 15, 1999 (7).

10.13	Agreement by and between Acceris and Winter Harbor, LLC, dated as of January 15, 1999 (7).

10.14	First Amendment to Security Agreement dated as of January 15, 1999, by and among Acceris, five of its wholly-owned subsidiaries and Winter Harbor, LLC, amending Security Agreement dated April 14, 1997 (7).

10.15	First Amendment to Pledge Agreement dated as of January 15, 1999, by and among Acceris and Winter Harbor, LLC, amending Pledge Agreement dated April 14, 1997 (7).

10.16	Series D, E, F, G, H, I and J Warrant Agreement dated as of January 15, 1999 by and between Acceris and Winter Harbor, LLC, and related forms of warrant certificates (7).

10.17	Amended and Restated Employment Agreement with Helen Seltzer, dated January 3, 2002 (4).

10.18	Form of Wholesale Service Provider and Distribution Agreement between Acceris and Big Planet, Inc., dated February 1, 2000 (8).

10.19	Form of Cooperation and Framework Agreement between Acceris and CyberOffice International AG, dated May 8, 2000 (9).

10.20	Form of Revenue Sharing Agreement between Acceris and Red Cube International AG (formerly known as CyberOffice International AG.) dated June 30, 2000 (9).

10.21	Form of Letter dated June 30, 2000, clarifying a Cooperation and Framework Agreement issue (9).

10.22	Loan and Security Agreement by and among WorldxChange Corp. and Foothill Capital Corporation, dated December 10, 2001 (11).

10.23*	Employment agreement with James Ducay, dated January 1, 2004 (14).

10.24*	Employment agreement with Kenneth Hilton, dated May 1, 2002 (13).

10.25	Form of Asset Purchase Agreement by and between Counsel Springwell Communications LLC and RSL COM U.S.A. Inc. (12).

10.26	Form of Amendment No. 1 to Asset Purchase Agreement between Counsel Springwell Communications LLC and RSL U.S.A., Inc. (12).

10.27	Amended and Restated Debt Restructuring Agreement, dated October 15, 2002 (13).

10.28	Form of Asset Purchase Agreement between Buyer’s United Inc., I-Link Communications Inc., and Acceris, dated December 6, 2002 (13).

10.29	Acceris Convertible Promissory Note for $7,500,000 between Acceris and Counsel Corporation (US) dated December 10, 2002 (13).

10.30	Warrant Exchange Agreement by and between Winter Harbor, LLC and Acceris dated as of March 1, 2001 (10).

10.31	Securities Support Agreement by and between Counsel Communications, LLC and Acceris dated as of March 1, 2001 (10).

10.32	Promissory note dated as of August 29, 2003, for $2,577,070 issued to Counsel Corporation. (14)

10.33	Promissory note dated March 10, 2004 for $1,546,532 issued to Counsel Corporation (US). (14)

10.34	Loan Agreement dated as of January 26, 2004 between Acceris and Counsel Corporation. (14)

10.35	Loan Agreement dated as of October 1, 2003, between Acceris and Counsel Corporation (US). (14)

10.36	Amended and Restated Stock Pledge Agreement dated as of January 30, 2004 between Acceris and Counsel Corporation (US). (14)

10.37	Amended and Restated Secured Promissory Note dated as of October 1, 2003, for $9,743,479 issued to Counsel Corporation (US). (14)

10.38	Amended and Restated Promissory Note dated January 26, 2004 for $7,600,000 issued to Counsel Corporation. (14)

10.39	Amended and Restated Loan Agreement dated as of January 30, 2004 between Acceris and Counsel Corporation (US). (14)

10.40	Third Amendment to Senior Convertible Loan and Security Agreement dated as of November 1, 2003 between Acceris and Counsel Corporation. (14)

14	Acceris Communications Inc. Code of Conduct (14).

21	List of subsidiaries (14).

23.1	Consent of Independent auditors (14).

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002 (14).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002 (14).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14).

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14).

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, file number 0-17973.

(3)	Incorporated by reference to our Current Report on Form 8-K, dated September 30, 1997, file number 0-17973.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2002, file number 0-17973.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 1998, file number 0-17973.

(6)	Incorporated by reference to our Annual report on Form 10-K for the year ended December 31, 1998, file number 0-17973.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 1999, file number 0-17973.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2000, file number 0-17973.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2000, file number 0-17973.

(10)	Incorporated by reference to our Current Report on Form 8-K filed on March 16, 2001, file number 0-17973.

(11)	Incorporated by reference to our Annual report on Form 10-K for the year ended December 31, 2001, file number 0-17973.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on December 26, 2002, 2001, file number 0-17973.

(13)	Incorporated by reference to our Annual report on Form 10-K for the year ended December 31, 2002, file number 0-17973.

(14)	Filed herewith.

(15)	Incorporate by reference to our Definitive Proxy Statement (DEF14A) for the November 26, 2003 annual stockholder meeting.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

ACCERIS COMMUNICATIONS INC. (Registrant)
Dated: April 12, 2004	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board of Directors and Chief Executive Officer

     In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Allan C. Silber Allan C. Silber	Chairman of the Board of Directors and Chief Executive Officer	April 12, 2004

/s/ Gary M. Clifford Gary M. Clifford	Chief Financial Officer and VP of Finance	April 12, 2004

/s/ Kelly D. Murumets Kelly Murumets	Director and President	April 12, 2004

/s/ Stephen A. Weintraub Stephen A. Weintraub	Director and Senior Vice President and Secretary	April 12, 2004

/s/ Hal B. Heaton Hal B. Heaton	Director	April 12, 2004

/s/ William H. Lomicka William H. Lomicka	Director	April 12, 2004

/s/ Henry Y. L. Toh Henry Y.L. Toh	Director	April 12, 2004

/s/ Samuel L. Shimer Samuel L. Shimer	Director	April 12, 2004

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Auditors

To the Board of Directors and Stockholders
of Acceris Communications Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Acceris Communications Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders’ deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
San Diego, California
April 14, 2004

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2003 and 2002
(in thousands, except share amounts)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,033	$3,620
Accounts receivable, less allowance for doubtful accounts of $1,764 and $1,704 as of December 31, 2003 and 2002, respectively	18,018	16,924
Investments in convertible preferred and common stock	2,058	—
Other current assets	2,111	3,064
Net assets of discontinued operations	91	—

Total current assets	24,311	23,608
Furniture, fixtures, equipment and software, net	8,483	11,479
Other assets:
Intangible assets, net	3,297	2,574
Goodwill	1,120	173
Investments	1,100	—
Net assets of discontinued operations	—	1,350
Other assets	743	2,262

Total assets	$39,054	$41,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$28,272	$25,107
Unearned revenue	5,678	958
Revolving credit facility	12,127	9,086
Current portion of notes payable	1,254	2,987
Current portion of obligations under capital leases	2,715	2,714
Net liabilities of discontinued operations	841	—

Total current liabilities	50,887	40,852
Notes payable, less current portion	772	1,033
Obligations under capital leases, less current portion	1,631	4,146
Notes payable to a related party	35,073	59,340

Total liabilities	88,363	105,371

Commitments and contingencies (Notes 12 and 16)
Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 619 and 769 as of December 31, 2003 and 2002, respectively; liquidation preference of $613 and $761 at December 31, 2003 and 2002, respectively	6	7
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,262,095 and 5,827,477 at December 31, 2003 and 2002, respectively	192	58
Additional paid-in capital	171,115	130,311
Accumulated deficit	(220,622)	(194,301)

Total stockholders’ deficit	(49,309)	(63,925)

Total liabilities and stockholders’ deficit	$39,054	$41,446

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
Revenues:
Telecommunications services	$133,765	$85,252	$50,289
Technology licensing and development	2,164	2,837	5,697

Total revenues	135,929	88,089	55,986

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation shown below)	86,006	50,936	35,546
Selling, general, administrative and other	57,264	33,015	30,790
Provision for doubtful accounts	5,438	5,999	2,861
Research and development	—	1,399	2,332
Depreciation and amortization	7,125	4,270	6,409

Total operating costs and expenses	155,833	95,619	77,938

Operating loss	(19,904)	(7,530)	(21,952)

Other income (expense):
Interest expense	(8,162)	(7,894)	(4,693)
Interest and other income	1,216	395	81
Gain on sale of subsidiary	—	—	589

Total other expense	(6,946)	(7,499)	(4,023)

Loss from continuing operations	(26,850)	(15,029)	(25,975)
Gain (loss) from discontinued operations (net of $0 tax):	529	(12,508)	(18,522)

Net loss	$(26,321)	$(27,537)	$(44,497)

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, continued
for the years ended December 31, 2003, 2002 and 2001
(in thousands)

(in thousands, except per share amounts)	2003	2002	2001
Calculation of net loss per common share:
Loss from continuing operations	$(26,850)	$(15,029)	$(25,975)
Cumulative preferred stock dividends not paid in current year	—	—	(27)
Dividends accrued and paid on Class M redeemable preferred stock.	—	—	(269)
Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial conversion features	—	—	15,512

Loss from continuing operations applicable to common stockholders	$(26,850)	$(15,029)	$(10,759)

Basic and diluted weighted average shares outstanding	7,011	5,828	4,959

Net loss per common share – basic and diluted:
Loss from continuing operations	$(3.83)	$(2.58)	$(2.17)
Gain (loss) from discontinued operations	0.08	(2.15)	(3.73)

Net loss per common share	$(3.75)	$(4.73)	$(5.90)

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
for the years ended December 31, 2003, 2002 and 2001
(in thousands, except share amounts)(1)

	Preferred stock		Common stock
					Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	in capital	deficit
Balance at December 31, 2000	24,435	$244	1,406,825	$14	$106,805	$(135,902)
Conversion of convertible debt and accrued interest into Class M mezzanine preferred stock and common warrants	—	—	—	—	6,378	—
Common stock issued and accumulated deficit acquired as a result of WebToTel acquisition and conversion of notes payable	—	—	872,717	9	11,935	(1,246)
Stock issued - employee stock purchase plan	—	—	1,726	—	15
Repurchase of Class N preferred stock	(14,404)	(144)	—	—	(14,164)	—
Net contribution from repurchase / settlement with stockholders of Class M and N preferred stock	—	—	—	—	(5,000)	30,292
Contingent beneficial conversion feature on Class N preferred stock	—	—	—	—	9,780	(9,780)
Issuance of common shares to related party to repurchase warrants outstanding	—	—	250,000	2	(2)	—
Reussuance and conversion of Class M redeemable preferred stock into common stock	—	—	2,522,142	25	4,025	—
Reussuance and conversion of Class N preferred stock into common stock	—	—	576,158	6	944	—
Beneficial conversion feature on the reissuance of Class M and N preferred stock	—	—	—	—	5,000	(5,000)
Other conversions of Class N preferred stock into common stock	(13)	(1)	457	—	—	—
Warrants issued in connection with notes payable to related party	—	—	—	—	2,170	—
Beneficial conversion feature on certain convertible note payable to related party	—	—	—	—	1,092	—
Conversion of Class C preferred stock into common stock	(9,249)	(92)	170,751	2	91	—
Dividend on Class C preferred stock paid in the form of common stock	—	—	26,701	—	631	(631)
Net loss	—	—	—	—	—	(44,497)

Balance at December 31, 2001	769	7	5,827,477	58	129,700	(166,764)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	112	—
Acceris costs paid by majority stockholder	—	—	—	—	499	—
Net loss	—	—	—	—	—	(27,537)

Balance at December 31, 2002	769	7	5,827,477	58	130,311	(194,301)
Conversion of related party debt to common stock	—	—	13,428,618	134	40,539	—
Conversion of Class C preferred stock to common stock	(150)	(1)	6,000	—	1	—
Acceris costs paid by majority stockholder	—	—	—	—	132	—
Management expense from majority stockholder	—	—	—	—	130	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	2	—
Net loss	—	—	—	—	—	(26,321)

Balance at December 31, 2003	619	$6	19,262,095	$192	$171,115	$(220,622)

(1)	All amounts shown as if the reverse stock split described more fully in Note 5 below had occurred on January 1, 2001.

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(26,321)	$(27,537)	$(44,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,125	8,135	10,167
Provision for doubtful accounts	5,438	6,110	4,067
Decrease in allowance for impairment of net assets of discontinued operations	(169)	—	—
Impairment of long-lived assets	—	3,609	8,040
Amortization of discount and debt issuance costs on notes payable and capital leases	945	1,464	1,518
Stock received on sale of technology license	(1,100)	—	—
Accrued interest added to loan principal	5,667	3,651	1,267
Expense associated with stock options issued to non-employee for services	2	—	—
Loss on disposal of assets	—	266	—
Gain on settlement of note payable	(1,141)	—	(1,093)
Management expense to controlling shareholder	130	—	—
Gain on sale of subsidiary	—	—	(589)
Increase (decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,944)	(1,269)	(4,528)
Other assets	(1,003)	(1,164)	(1,127)
Net assets and liabilities of discontinued operations	750	—	—
Accounts payable, accrued liabilities and interest payable	2,586	3,507	12,058
Unearned revenue	4,720	(1,643)	(14,566)

Net cash used in operating activities	(8,315)	(4,871)	(29,283)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(2,036)	(1,649)	(1,963)
Purchase of patent	(100)	—	—
Business acquisitions, net of acquisition costs and cash acquired	149	(8,276)	(13,447)
Cash received from sale of assets	160	692	—

Net cash used in investing activities	(1,827)	(9,233)	(15,410)

Cash flows from financing activities:
Proceeds from issuance of notes payable to a related party	7,896	16,823	43,920
Payment of notes payable to related party	—	(3,000)	(2,500)
Proceeds from revolving credit facility, net	3,041	2,089	6,996
Payment of capital lease obligations	(2,514)	(2,544)	(1,052)
Acceris costs paid by majority stockholder	132	498	—
Payment of long-term debt	—	(805)	(180)
Proceeds from exercise of stock options and warrants and issuances under stock purchase plan	—	—	16

Net cash provided by financing activities	8,555	13,061	47,200

Increase (decrease) in cash and cash equivalents	(1,587)	(1,043)	2,507
Cash and cash equivalents at beginning of year	3,620	4,663	2,156

Cash and cash equivalents at end of year	$2,033	$3,620	$4,663

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
Supplemental schedule of non-cash investing and financing activities:
RSL acquisition costs financed through note payable to seller	—	$875	—
Warrants issued in connection with notes payable to related party	—	—	$2,170
Conversion of notes payable to a related party and associated accrued interest to Class M redeemable preferred stock	—	—	10,305
Reclassification of Class M redeemable preferred stock from Mezzanine	—	—	22,040
Conversion of notes payable to a related party and associated accrued interest to common stock	$40,673	—	10,327
Preferred stock received in exchange for assets of discontinued operations	1,691	—	—
Assets included in the purchase price of Transpoint acquisition, net	2,882	—	—
Stock options issued for services	142	—	—
Notes payable incurred for the purchase of software and software licenses	921	—	—
Equipment acquired under capital lease obligations and note payable	—	—	9,888
Supplemental cash flow information:
Taxes paid	—	—	—
Interest paid	$787	$2,164	$1,270

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except where specifically indicated and share amounts)

Note 1 – Description of Business and Principles of Consolidation

     The consolidated financial statements include the accounts of Acceris Communications Inc. (formerly I-Link Incorporated) and its wholly-owned subsidiaries WorldxChange Communications Corp. (“WorldxChange”), I-Link Communications Inc., (“ILC”), which is included in discontinued operations; the Enterprise and Agent business of RSL COM USA Inc., (“RSL”), which the Company purchased in December, 2002 and Transpoint Communications, LLC (“Transpoint”), which the Company purchased in July 2003 (see Note 9). These entities combined are referred to as “Acceris” or the “Company” in these consolidated financial statements.

     For the past six years, Acceris has developed and marketed enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The communications products and services are delivered through Acceris’ proprietary technologies. Enhanced communications products and services were marketed through master agent and other wholesale distributor arrangements with licensed long-distance carriers. The Company developed and licensed communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.

     In June 2001, Acceris, through it subsidiary WorldxChange, purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding. WorldxChange was a facilities-based telecommunications carrier that provided international and domestic long-distance service to retail customers. Telecommunications services provided by WorldXChange consisted primarily of a dial-around product, which allowed a customer to make a call from any phone by dialing a 10-10-XXX prefix. Since the acquisition, the Company has commenced offering a 1+ product (1+ products are those with which a customer directly dials a long-distance number from their telephone by dialing 1-area code-phone number). WorldxChange has also begun to offer local communications products to its residential and small business customers. The service will be provided under the terms of the Unbundled Network Element Platform (“UNE-P”) authorized by the Telecommunications Act of 1996 and will be available in New York and New Jersey initially, expanding to other markets throughout the United States.

     In December 2002, Acceris, through its subsidiary WorldxChange, completed the purchase of certain assets of RSL (see Note 9). The acquisition included the assets used by RSL to provide long-distance voice and data services, including frame relay, to small and medium size businesses (“Enterprise” business), and the assets used to provide long-distance and other voice services to small businesses and the consumer/residential market (“Agent” business).

     In May 2003, Acceris completed the sale of its domestic Voice-over-Internet-Protocol (“VoIP”) network business, which represented the core business of its subsidiary ILC along with a fully paid license to use its patented technology, to Buyers United, Inc. (“BUI”). This allowed the Company to focus on the licensing of its technology and the pursuit of a patent enforcement strategy.

     In December 2003, Acceris acquired US Patent No. 6,243,373. The acquisition of this patent combined with the Company’s US Patent No. 6,438,124 form the foundational patents for VoIP communication.

     In July 2003, Acceris, through its subsidiary WorldxChange, completed the purchase of all the outstanding shares of Transpoint (see Note 9). The acquisition allowed the Company to increase its penetration in the commercial agent channel.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note – 2 Liquidity and Capital Resources

     The Company has incurred substantial operating losses and negative cash flows from operations since inception and had a stockholders’ deficit of $49,309 and negative working capital of $26,576 at December 31, 2003. The Company continued to finance its operations during 2003 through related party debt with an outstanding balance of $35,073 and a revolving credit facility with an outstanding balance of $12,127 as of December 31, 2003.

     At December 31, 2003, the Company has debt of $35,073 owed to its controlling stockholder, Counsel Corporation (collectively with all of its subsidiaries, “Counsel”), which matures on June 30, 2005 (subject to certain contingent acceleration clauses). This debt is supplemented by an agreement from Counsel to fund through long-term inter-company advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company (the “Keep Well”). During 2003, Counsel advanced the Company approximately $7,896 under its Keep Well and converted accrued interest of $5,070 into principal.

     During 2003, Counsel acquired a debt which the Company owed to Winter Harbor LLC (“Winter Harbor”) of $1,999 and converted $40,673 of its convertible debt into common stock of the Company. These events significantly reduced the Company’s liabilities.

     The majority of the Company’s debt matures on June 30, 2005. This includes amounts due on its three-year asset-based credit facility, under which it owed $12,127 at December 31, 2003 and $35,073 owed to Counsel (plus additional interest accrued prior to June 2005).

     In 2004, management intends to raise capital to support the growth strategy of the business. Use of funds from such offering(s) will be detailed at the time and may include such uses as to fund operations, improve working capital, repay obligations of the business and to fund future acquisition activities. There can be no assurance that the Company’s capital raising efforts will be successful.

     There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, extend, repay or refinance its debt with Counsel or its asset-based lender on acceptable terms, or obtain an extension of the existing funding commitment from Counsel or its asset-based lender beyond June 30, 2005, should it be required. If the Company is unable to accomplish the above, it may need to evaluate opportunities to sell assets or obtain alternative financing with terms that are not favorable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

Note 3 – Amendment of Form 10-K for the Year Ended December 31, 2002

     The accompanying consolidated financial statements as of December 31, 2002 and for the year then ended were restated on the Company’s Annual Report on Form 10-K/A #2, filed with the Securities and Exchange Commission on October 15, 2003 from those previously issued to account for revenues from the Company’s network service offering when the actual cash collections to be retained by the Company are finalized. The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations. The restatement increased the net loss for the year ended December 31, 2002 by $3,505, or $0.60 per share.

Note 4 – Summary of Significant Accounting Policies

     Revenue recognition

     Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue is derived from telecommunications usage based on minutes of use. Revenue derived from usage is recognized as services are provided, based on agreed upon usage rates. Revenue is recorded net of estimated customer credits and billing errors, which are recorded at the same time the corresponding revenue is recognized. Revenues from billings for services rendered where collectibility is not assured are recognized when the final cash collections to be retained by the Company are finalized.

     Revenues for the Company’s network service offering, which it began to sell in November 2002 and subsequently ceased selling in July 2003, are accounted for using the unencumbered cash method. The Company determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing. Under its agreements with the Local Exchange Carriers (“LECs”), cash collections remitted to the Company are subject to adjustment, generally over several months. Accordingly, the Company recognizes revenue when the actual cash collections to be retained by the Company are finalized and unencumbered. There is no further billing of customers for the network service offering subsequent to the program’s termination. At December 31, 2003, the Company had approximately $4,621 in cash receipts that were still subject to adjustment by the LECs and therefore encumbered. This amount is included in deferred revenue at December 31, 2003. The Company expects that a portion of these amounts will become unencumbered during 2004, and will record revenues at such time that the Company finalizes cash collection amounts with the LECs.

     Revenue from the sale of software licenses is recognized when a non-cancelable agreement is in force, the license fee is fixed or determinable, acceptance has occurred, and collectibility is reasonably assured. Maintenance and support revenues are recognized ratably over the term of the related agreements. When a license of Acceris technology requires continued support or involvement of Acceris, contract revenues are spread over the period of the required support or involvement. In the event that collectibility is in question, revenue (deferred or recognized) is recorded only to the extent of cash receipts.

     Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Significant estimates include revenue recognition (see above), accruals for telecommunications network cost, the allowance for doubtful accounts, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of deferred tax assets and contingencies surrounding litigation. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

     Costs associated with carrying telecommunications traffic over our network and over the Company’s leased lines are expensed when incurred, based on invoices received from the service providers. If invoices are not available in a timely fashion, estimates are utilized to accrue for these telecommunications network costs. These estimates are based on the understanding of variable and fixed costs in the Company’s service agreements with these vendors in conjunction with the traffic volumes that has passed over the network and circuits provisioned at the contracted rates. Traffic volumes for a period are calculated from information received through the Company’s network switches. From time to time, the Company has disputes with its vendors relating to telecommunications network services. In the event of such disputes, the Company records an expense based on its understanding of the agreement with that particular vendor, traffic information received from its network switches and other factors.

     Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of customers to make required payments on their accounts. The Company evaluates its provision for doubtful accounts at least quarterly based on various factors, including the financial condition and payment history of major customers and an overall review of collections experience on other accounts and economic factors or events expected to affect its future collections experience. Due to the large number of customers that the Company serves, it is impractical to review the creditworthiness of each of its customers, although a credit review is performed for larger carrier and retail business customers. The Company considers a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of its customers.

     The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Intangible assets are intially recorded based on estimates of fair value at the time of the acquisition

     The Company assesses the fair value of its segments for goodwill impairment based upon a discounted cash flow methodology. If the carrying amount of the segment assets exceed the estimated fair value determined through the discounted cash flow analysis, goodwill impairment may be present. The Company would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the segment, including any unrecognized intangible assets and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

     The Company performed its annual impairment test in the fourth quarters of 2003 and 2002. No impairment was present upon performing these tests. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on its customer base or a material negative change in its relationships with significant customers.

     Regularly, the Company evaluates whether events or circumstances have occurred that indicate the carrying value of its other amortizable intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset.

     The Company performs a valuation on its deferred tax asset, which has been generated by a history of net operating loss carryforwards, at least annually, and determine the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income. The determination of that allowance includes a projection of its future taxable income, as well as consideration of any limitations that may exist on its use of its net operating loss or credit carryforwards.

     The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a liability is appropriate. If the likelihood of a negative outcome is probable, and the amount is estimable, the Company accounts for the liability in the current period. A change in the circumstances surrounding any current litigation could have a material impact on the financial statements.

     Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with financial institutions in California and Pennsylvania. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

     Provision for doubtful accounts

     The Company evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, and overall review of collections experience on other accounts and economic factors or events expected to affect the Company’s future collections experience. Due to the large number of customers that the Company serves, it is impractical to review the creditworthiness of each of its customers, although a credit review is performed for larger carrier and retail business customers. The Company considers a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of its customers.

     Furniture, fixtures, equipment and software

     Furniture, fixtures, equipment and software are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Telecommunications network equipment	3-5 years
Furniture, fixtures and office equipment	3-10 years
Software and information systems	3 years

     Long-lived assets that are to be disposed of by sale are carried at the lower of book value or estimated net realizable value less costs to sell.

     Betterments and renewals that extend the life of the assets are capitalized. Other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operations. The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its furniture, fixtures, equipment and software may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset.

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

     Intangible assets

     Effective January 1, 2002, the Company accounts for intangible assets in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The adoption of SFAS 141 and 142 did not materially impact the results of operations or financial condition of the Company. All business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.

     The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset. The Company recorded a charge of approximately $8,040 in 2001, representing the remaining balance of the goodwill associated with the WebToTel acquisition. Amortization of intangible assets is calculated using the straight-line method over the following periods:

Enterprise customer contracts and relationships	60 months
Retail customer contracts and relationships	12 months
Agent relationships	36 months
Acquired patents	60 months
Agent contracts	12 months

     Advertising costs

     Advertising production costs are expensed the first time the advertisement is run. Media (television and print) placement costs are expensed in the month the advertising appears. The Company incurred $127, $1,590 and $7,270 in advertising costs in the years ended December 31, 2003, 2002 and 2001, respectively.

     Research and development costs

     The Company expenses internal research and development costs, which primarily consist of salaries, when they are incurred.

     Computer software costs

     The Company capitalizes qualified costs associated with developing computer software for internal use. Such costs are amortized over the expected useful life, usually three years. During 2003, the Company capitalized approximately $128 in costs associated with the development and installation of a new billing system to launch a local product offering. No such costs were capitalized during 2002 or 2001.

     Concentrations of credit risk

     The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in the United States. The Company’s customers are generally concentrated in the areas of highest population in the United States, more specifically California, Florida, New York, Texas and Illinois. No single customer accounted for over 10% of revenues in 2003 or 2002. The only customer that accounted for over 10% of revenues for 2001 was Red Cube International AG (“Red Cube”), which accounted for approximately 18% of revenues. The Company performs ongoing credit evaluations of its larger carrier and retail business customers but generally does not require collateral to support customer receivables.

     Concentration of third party service providers

     Acceris utilizes the services of certain Competitive Local Exchange Carriers (“CLECs”) to bill and collect from customers. A significant portion of revenues in the years ended December 31, 2003, 2002 and 2001 were derived from customers billed by CLECs. If the CLECs were unwilling or unable to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience could be adversely affected during this transition period.

     The Company depends on certain large telecommunications carriers to provide network services for significant portions of the Company’s telecommunications traffic. If these carriers were unwilling or unable to provide such services in the future, the Company’s ability to provide services to its customers would be adversely affected and the Company might not be able to obtain similar services from alternative carriers on a timely basis.

     Income taxes

     The Company records deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The determination of that allowance includes a projection of the Company’s future taxable income, as well as consideration of any limitations that may exist on the Company’s use of its net operating loss or credit carryforwards.

     Stock-based compensation

     At December 31, 2003, the Company has several stock-based compensation plans, which are described more fully in Note 18. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB 25”). Stock-based employee compensation cost is not reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with FASB SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by FASB SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, see below for a tabular presentation of the pro forma stock-based compensation cost, net loss and loss per share as if the fair value-based method of expense recognition and measurement prescribed by SFAS 123 had been applied to all employee options. Options granted to non-employees (excluding non-employee members of the Company’s Board of Directors) are recognized and measured using the fair value-based method prescribed by SFAS 123.

	Year ended December 31,
	2003	2002	2001
Net loss as reported	$(26,321)	$(27,537)	$(44,497)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of $0 tax	(92)	(1,300)	(2,933)

Pro forma net loss	$(26,413)	$(28,837)	$(47,430)

Loss per share
Basic and diluted – as reported	$(3.75)	$(4.73)	$(5.90)
Basic and diluted – pro forma	$(3.77)	$(4.95)	$(6.49)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 98%, 150% and 120% in 2003, 2002 and 2001, respectively, risk free rates ranging from 2.76% to 3.00%, 2.02% to 4.40% and 3.17% to 6.62% in 2003, 2002 and 2001, respectively, expected lives of 4 years in 2003 and 3 years in 2002 and 2001, and dividend yield of zero for each year.

     Segment reporting

     The Company reports its segment information based upon the internal organization that is used by management for making operating decisions and assessing the Company’s performance. In late 2002, Acceris was reorganized into three operating segments, Retail, Enterprise and Technologies. These segments were previously referred to as Acceris Communications Partners, Acceris Communications Solutions and Acceris Technologies, respectively. See Note 19 for a more detailed discussion of the segments.

     Reclassifications

     Certain balances in the consolidated financial statements as of and for the years ended December 31, 2002 and 2001 have been reclassified to conform to current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders’ deficit. In 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 (“SFAS 145”). SFAS 145 requires the modification of the Company’s 2001 financial statement to reclassify the previously reported gain on debt extinguishment from an extraordinary item to discontinued operations.

     Recent accounting pronouncements

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 on July 1, 2003 and the adoption did not have any effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 and did not have any effect on the Company’s financial position or results of operations.

     In December 2003, the Securities and Exchange Commissions (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), which supersedes portions of SAB 101. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of the FASB's Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). While the wording of SAB 104 changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

Note 5 – Net Loss per Share and Reverse Stock Split

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for 2003, 2002 and 2001, basic and diluted loss per share are the same.

     On December 6, 2002, the Board of Directors approved a 1-for-20 reverse split of Acceris’ common stock (the “Stock Split”). The stockholders’ of Acceris approved the Stock Split by stockholder vote on November 26, 2003. In connection with the Stock Split the par value of the common stock was changed from $0.007 to $0.01 per share. The Stock Split reduced the shares of common stock outstanding by 365,977,409 shares. The basic and diluted net loss per common share and all other share amounts in these financial statements are presented as if the reverse stock split had occurred on January 1, 2001. Contemporaneous with the Stock Split, Counsel exercised its right to convert certain debt instruments into shares of the Company’s common stock. As a result of the conversion, the Company issued to Counsel 13,428,492 shares of common stock on a post-split basis.

     In January 2003, 150 shares of the Company’s Class N preferred stock held by an unrelated third party were converted into 6,000 shares of common stock.

     The basic and diluted net loss per common share for the year ended December 31, 2001 includes a net increase to retained earnings of approximately $30,292 attributable to the redemption on March 1, 2001 of the Class M redeemable preferred stock and all Class N preferred stock owned by Winter Harbor, including redemption of the beneficial conversion feature related to such preferred stock. In addition, there was a charge to retained earnings in 2001 of approximately $9,780 representing a contingent beneficial conversion feature on the Class N preferred stock resulting from the reset of the conversion price. The basic and diluted net loss per common share in 2001 also reflects a $5,000 charge to retained earnings for the beneficial conversion feature related to the reissuance on March 1, 2001 of the Class M and Class N preferred stock to Counsel. The net effect of these transactions was a benefit included in the net loss per common share of approximately $15,512 for the year ended December 31, 2001.

     On September 6, 2001, all outstanding shares of the Company’s Class C preferred stock automatically converted into shares of common stock according to the terms of the designation of the Class C preferred stock. Accordingly, 9,249 shares of Class C preferred stock were converted into 170,751 shares of common stock. In addition to the conversion of the preferred stock, the Company was obligated to pay dividends declared but unpaid and other dividends not paid on the preferred stock through the conversion date. Accordingly, dividends in the amount of approximately $630 were satisfied through the issuance of 26,701 shares of common stock.

     Potential common shares that were not included in the computation of diluted earnings per share because they would have been anti-dilutive are as follows as of December 31:

	2003	2002	2001
Assumed conversion of Class N preferred stock	24,760	30,760	30,760
Assumed conversion of convertible debt	2,574,631	6,272,030	1,142,625
Assumed exercise of options and warrants to purchase shares of common stock	1,807,880	1,258,464	1,401,673

	4,407,271	7,561,254	2,575,058

Note 6 – Investments

The Company’s investments as of December 31, 2003 consist of convertible preferred stock and common stock holdings in one company and convertible preferred stock holdings in another. The first investment is in BUI which investment was consideration received related to the sale of the ILC business. This investment has been recorded at its estimated fair value as of the closing date of the sale of ILC. The carrying value of the investment as of closing (May 1, 2003) was $1,624 and as of December 31, 2003 was $2,058 due to additional shares of common stock received subsequent to May 1, 2003 as earn-out shares (see Note 7). Subsequent to December 31, 2003, but prior to the issuance of the Company’s financial statements, the Company converted its preferred stock into shares of common stock of BUI and sold a portion of the common stock in a private placement (see Note 21). Accordingly, this investment in shares of preferred and common stock is classified as a current asset at December 31, 2003.

The second investment in convertible preferred stock is in Accessline Communications Corporation. This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services revenues) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100.

Note 7 – Discontinued Operations

     On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to BUI. The sale includes the physical assets required to operate Acceris’ nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use Acceris’ proprietary software platform. The sale closed on May 1, 2003 and provided for a post closing cash settlement between the parties. The sale price consisted of 300,000 shares of Series B convertible preferred stock (8% dividend) of BUI, subject to adjustment in certain circumstances, of which 75,000 shares are subject to an earn-out provision (contingent consideration) based on future events related to ILC’s single largest customer. The earn-out takes place on a monthly basis over a fourteen-month period which began January 2003. The Company recognizes the value of the earn-out shares as additional sales proceeds when and if earned. During the year ending December 31, 2003, 64,286 shares of the contingent consideration were earned and are included as a component of gain (loss) from discontinued operations. The fair value of the 225,000 shares (non-contingent consideration to be received) of Buyers United convertible preferred stock was determined to be $1,350 as of December 31, 2002. As of December 31, 2003, the combined fair value of the original shares (225,000) and the shares earned from the contingent consideration (64,286 shares) was determined to be $1,916. The value of the shares earned from the contingent consideration is included in the calculation of gain from discontinued operation for the year ended December 31, 2003. As additional contingent consideration is earned, it is recorded as a gain from discontinued operations.

     Upon closing of the sale, BUI assumed all operational losses since December 6, 2002. Accordingly, the gain of $529 for the year ended December 31, 2003, includes the increase in the sales price for the losses incurred since December 6, 2002. In the year ended December 31, 2002, the Company recorded a loss from discontinued operations related to ILC of $12,508.

     Net assets and liabilities of the discontinued operations are as follows:

	2003	2002
Accounts receivable	$91	$—
Furniture, fixtures equipment and software	—	2,667
Intangible assets	—	270
Impairment charge	—	(1,587)
Accrued expenses	(841)	—

Net assets (liabilities) of discontinued operations	$750	$1,350

     Revenues of the discontinued operation were $2,108, $7,806 and $26,624 in 2003, 2002 and 2001, respectively.

Note 8 – Composition of Certain Financial Statements Captions

     Furniture, fixtures, equipment and software consisted of the following at December 31:

	2003	2002
Telecommunications network equipment	$14,196	$14,361
Furniture, fixtures and office equipment	4,059	2,939
Building /leasehold improvements	305	219
Software and information systems	1,986	296

	20,546	17,815
Less accumulated depreciation and amortization	(12,063)	(6,336)

	$8,483	$11,479

     Included in telecommunications network equipment is $9,739 in assets acquired under capital leases at December 31, 2003 and 2002. Accumulated amortization on these leased assets was $6,382 and $3,930 at December 31, 2003 and 2002, respectively.

     Accounts payable and accrued liabilities consisted of the following at December 31:

	2003	2002
Accounts payable	$3,370	$7,017
Telecommunications and related costs	9,840	6,866
Regulatory fees	6,790	3,124
Other	8,272	8,100

	$28,272	$25,107

Note 9 – Acquisitions

     Acquisition of WebToTel

     On April 17, 2001, the Company completed its acquisition of WebToTel, Inc. (“WebToTel”) and Nexbell Communications, Inc. (“Nexbell”), both previously subsidiaries of Counsel for 872,717 shares of the Company’s common stock issued to Counsel. The acquisition of WebToTel was accounted for similar to a pooling-of-interests using Counsel’s book values of the WebToTel assets and liabilities, effective March 1, 2001, the earliest date that all three entities were under common control of Counsel.

     Nexbell was sold to a third party in December 2001. The sale was a sale of Nexbell’s common stock and accordingly the assets and liabilities of Nexbell were assumed by the purchaser with no further financial obligation to the Company. At the time of the sale, the liabilities exceeded the assets of Nexbell and accordingly a gain on sale of subsidiary in the amount of $589 (the amount by which the liabilities of Nexbell exceeded the assets) was recorded.

     Purchase of certain assets and assumption of certain liabilities of WorldxChange Communications, Inc.

     On June 4, 2001, Acceris purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. (the “Debtor”) from a bankruptcy proceeding, creating WorldxChange. The purchased assets included all of the assets employed in the Debtor’s operations in the United States and consisted of the Debtor’s equipment, inventory, retail long-distance business, accounts receivable, deposits, licenses, permits, authorizations, software programs and related technology. On June 4, 2001, the Debtor transferred the purchased assets to WorldxChange in exchange for $13,000.

     To fund the acquisition of the assets and provide working capital, Counsel agreed to provide a collateralized loan to Acceris in the aggregate amount of $15,000 (of which $13,000 was used for the purchase) as more fully described in Note 15.

     The purchase price was allocated to the fair values of assets acquired and liabilities assumed as follows:

Accounts receivable and other current assets	$12,387
Furniture, fixtures, equipment and other long term assets	4,580
Accounts payable and accrued liabilities	(2,062)
Obligations under capital leases	(1,224)

Net cash paid	$13,681

     Also, in connection with the acquisition, WorldxChange agreed to pay $727 to a supplier for services rendered prior to the acquisition to continue services with that vendor. The Company also incurred $681 of transaction costs related to the purchase.

     Purchase of the Enterprise and Agent business of RSL COM USA Inc.

     On December 10, 2002, Acceris through its subsidiary, WorldxChange, completed the purchase of the Enterprise and Agent business of RSL COM USA Inc., (previously defined as “RSL”). The purchase of RSL was to advance the Company’s commercial agent business, to increase network utilization and to provide an entry into the management of information technology services for enterprise clients. Acceris paid a purchase price of $7,500 in cash, which was financed by a loan from Counsel to Acceris and assumed a non-interest bearing note for $1,000 which matures on March 31, 2004. The purchase contract provided for additional purchase consideration to be paid contingent on the achievement of certain revenue levels by the Enterprise business during 2003. At December 31, 2003, the Company has accrued an obligation of approximately $123 in connection with this earn out provision. The Company also incurred $1,014 of transaction costs related to the purchase. The $123 contingent payout resulted in an adjustment to the furniture, fixtures and equipment and intangible assets included in the purchase price at December 31, 2003. The Company does not expect any further adjustments to the purchase price, as the contingency period has ended.

     The allocation of fair values of assets acquired and liabilities assumed is as follows:

Accounts receivable and other current assets	$6,444
Furniture, fixtures and equipment	3,307
Intangible assets	2,444
Accounts payable and accrued liabilities	(2,558)

$9,637

     Components of the acquired intangible assets are as follows:

	Amount	Amortization Period
Intangible assets subject to amortization:
Customer contracts and relationships	$1,638	60 months
Agent relationships	564	36 months
Agent contracts	242	12 months

	$2,444

     Purchase of Transpoint Holdings, LLC.

     In July 2002, the Company agreed to purchase certain assets and related liabilities of Transpoint Communications, LLC (previously defined as “Transpoint”) and Local Telecom Holdings, LLC (“Local Telecom”). The acquisition closed on July 28, 2003. As of the closing date, the Company had an asset (which had been included in other assets) from Local Telecom of $2,836 that represented uncollected revenues from Local Telecom prior to the closing plus costs and expenses paid for Local Telecom, less collections on accounts receivable of Local Telecom. At closing, the $2,836 was applied as part of the total purchase price of $2,882. The intent of this acquisition was primarily to increase the Company’s agent relationships in the Company’s commercial agent business, increase its customer base and improve network utilization.

     The final allocation of the purchase price to the fair values of assets acquired and liabilities assumed is summarized below. The allocation of the preliminary purchase has changed since September 30, 2003 based on completion of a valuation analysis.

Accounts receivable and other current assets	$685
Furniture, fixtures, and equipment	5
Intangible assets	1,917
Goodwill	947
Accounts payable and accrued liabilities	(672)

$2,882

     Components of the acquired intangible assets are as follows:

	Amount	Amortization Period
Intangible assets:
Customer contracts and relationships	$367	60 months
Agent relationships	1,550	36 months

	$1,917

     Pro forma results of operations for the years ended December 31, 2003 and 2002 as if the acquisitions of certain assets of RSL and Transpoint had been completed as of the beginning of each year presented are shown below. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of the operations, and are not necessarily indicative of the results which would have occurred if the business combination had occurred on the dates indicated, or which may result in the future.

	Year ended December 31,
	2003	2002
Revenues	$140,995	$148,404
Loss from continuing operations	$(27,892)	$(20,614)
Net loss	$(27,363)	$(33,123)
Loss per share from continuing operations	$(3.98)	$(3.54)
Net loss per share	$(3.90)	$(5.68)

Note 10 – Intangible Assets and Goodwill

     Intangible assets consisted of the following at December 31:

	December 31, 2003
	Amortization		Accumulated
	period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	2,006	(510)	1,496
Agent relationships	36 months	2,116	(415)	1,701
Agent contracts	12 months	242	(242)	—
Patents	60 months	100	—	100
Goodwill		1,120	—	1,120

Total intangible assets and goodwill		$5,584	$(1,167)	$4,417

	December 31, 2003
	Amortization		Accumulated
	period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	60 months	1,786	(20)	1,766
Agent relationships	36 months	588	(15)	573
Agent contracts	12 months	250	(15)	235
Goodwill		173		173

Total intangible assets and goodwill		$2,797	$(50)	$2,747

     Aggregate amortization expense of intangibles for the years ended December 31, 2003, 2002 and 2001 was $1,117 , $937 and $3,287 respectively.

Note 11 – Debt

     Debt, the carrying value of which approximates market, consists of the following at December 31:

	2003	2002
Note payable to a network service provider, interest at 10.0%, $23 per month	—	$394
Note payable to a network service provider, interest at 7.0%	—	747
Note payable, Winter Harbor LLC, interest at prime plus 9.0%	—	1,999
Note payable, RSL estate, 10.0% imputed interest, due March 31, 2004	$1,105	881
Note payable to equipment supplier 7.0%, $11 per month until December 2005, then $16 per month thereafter	750	—
Note payable to equipment supplier, 12.5%, $6 per month until October 2006	171	—
Revolving credit facility, greater of 6% or prime rate plus 1.75%	12,127	9,086
Notes payable to Counsel, interest at 10.0%	19,928	9,350
Note payable to Counsel and convertible to common stock, interest at 9.0%	15,145	13,271
Notes payable convertible to common stock, interest at 10.0%	—	36,718

	49,226	72,446
Less current portion	(13,381)	(12,073)

Long-term debt, less current portion	$35,845	$60,373

     The Company was discharged of obligations amounting to $1,141 owed to a network service provider. The discharge of these obligations is reported as interest and other income in the accompanying consolidated statements of operations for the year ended December 31, 2003.

     Counsel acquired a liability of the Company that it owed to Winter Harbor LLC. Counsel replaced the loan with a 10% loan maturing on June 30, 2005. See Note 15 below for further discussion.

     The maturity date of the revolving credit facility has been extended from December 2004 to June 2005. The asset-based lender has first priority over all the assets and shares of common stock of WorldxChange. The asset-based facility provides the Company advances based on outstanding billings at rates of 65% on direct billings and 85% of other receivables of WorldxChange, subject to certain restrictions. The facility has certain covenants with which the Company is in compliance at December 31, 2003.

     Counsel has a priority interest in the assets of Acceris and its subsidiaries, with the exception of the assets of WorldxChange, wherein Counsel has subordinated its position in favor of the priority interest of the asset-based lender. The amounts owed to Counsel pursuant to its various notes payable mature on June 30, 2005, with the exception of $5,600 of these notes, which is subject to certain acceleration provisions triggered by events including the sale of certain investments which Acceris holds at December 31, 2003 or a cash raise in the capital markets.

     In the fourth quarter of 2003, Counsel exercised its conversion rights, and converted $40,673 of notes payable into shares of common stock of the Company. Pursuant to this conversion, Counsel received 13,428,492 shares of common stock, increasing its ownership in Acceris from 70% to approximately 91%.

     For further discussion of notes payable and other transactions with Counsel, see Note 15, below.

Note 12 – Commitments

     Agreements classified as operating leases have terms ranging from one to six years. The Company’s rental expense, which is recognized on a straight line basis, for operating leases was approximately $2,148, $4,547, and $13,547 for 2003, 2002 and 2001, respectively.

     Future minimum rental payments required under non-cancelable capital and operating leases with initial or remaining terms in excess of one year consist of the following at December 31, 2003:

	Capital	Operating
	Leases	Leases
Year ended December 31:
2004	$2,948	$2,373
2005	1,665	1,998
2006	—	1,265
2007	—	774
2008 and beyond	—	637

Total minimum payments	4,613	$7,047

Less amount representing interest	(267)

Present value of net minimum lease payments	4,346
Less current portion	(2,715)

Long-term obligations under capital leases	$1,631

     From time to time, Acceris has various agreements with national carriers to lease local access spans and to purchase carrier services. The agreements include minimum usage commitments with termination penalties up to 100% of the remaining commitment. At December 31, 2003 all of the Company’s minimum usage commitments have been met.

Note 13 – Gain on Extinguishment of Debt

     During the third quarter of 2001, Nexbell was in default on two leases and at the time of settlement Nexbell was liable for $1,273. The debt was settled during the fourth quarter of 2001 for a one-time payment of $180 and accordingly the Company recorded a gain in the amount of $1,093. In accordance with SFAS 145, the Company has reclassified this gain to be included in the results from discontinued operations for the year ended December 31, 2001. Originally, the amount was recorded as an extraordinary gain.

Note 14 – Income Taxes

     The Company recognized no income tax benefit from its losses in 2003, 2002 and 2001. The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2003	2002	2001
Expected federal statutory tax benefit	$(9,129)	$(5,110)	$(8,831)
Increase (reduction) in taxes resulting from:
State income taxes	(728)	(430)	(506)
Foreign loss not subject to domestic tax	5	1	234
Non-deductible interest on certain notes	1,628	672	357
Non-deductible goodwill	—	—	3,096
Change in valuation allowance attributable to continuing operations	8,208	4,859	7,457
Other	16	8	(1,807)

	$—	$—	$—

The change in the valuation allowance, including discontinued operations, was $6,076, $9,523 and $14,356 for the years ended 2003, 2002 and 2001 respectively.

At December 31, 2003, the Company had total net operating loss carryforwards for federal income tax purposes of approximately $157,000. These net operating loss carryforwards expire between 2006 and 2023.

The Company’s utilization of approximately $154,000 of its available net operating loss carryforwards against future taxable income is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

Restrictions in net operating loss carryforwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions likely have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel. Net operating loss carryforwards arising prior to such a “change in ownership” would be available for usage against future taxable income subject to an annual usage limitation of approximately $6,000 per annum until 2008 and thereafter $1,550 per annum respectively.

Due to the expiration of the Company’s net operating loss carryforwards and the above possible usage restrictions, it is most likely that only $53,000 of the total $157,000 of net operating loss carryforwards otherwise available will be able to be utilized against future taxable income.

The Company also has net operating loss carryforwards for state income tax purposes in those states where it has conducted business. Available state tax loss carryforwards however may differ substantially by jurisdiction and in general are subject to the same or similar restrictions as to expiry and usage described above. The Company is subject to state income tax in multiple jurisdictions.

The components of the deferred tax asset and liability of continuing and discontinued operations as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Tax net operating loss carryforwards	$58,386	$51,690
Acquired in-process research and development and intangible assets	3,441	3,435
Investments	405	—
Amortization of deferred compensation on stock options	—	1,933
Reserve for loss on disposal of discontinued operations	—	304
Reserve for accounts receivable	1,368	659
Accrued officers wages	121	75
Accrued vacation	275	80
Accrued interest	11	—
Unearned revenue	2,579	1,924
Other	594	150
Depreciation and amortization	854	1,708
Valuation allowance	(68,034)	(61,958)

Total deferred tax asset	—	—

Deferred tax liabilities:

Total deferred tax liability	—	—

Net deferred tax asset	$—	$—

As the Company has not generated taxable income from its communications services in the past, a valuation allowance has been provided at December 31, 2003 and 2002 to reduce the total deferred tax asset to nil, the amount considered more likely than not to be realized. The change in the valuation allowance in the year is due primarily to an increase in the Company’s net operating loss carryforwards.

Note 15 – Transactions with Significant Owners

Transactions with Counsel:

     Initial Acquisition of Acceris and Senior Convertible Loan

     On March 1, 2001, Acceris entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to Acceris in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. Advances against the Senior Loan Agreement were structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. Counsel initially could convert the loan into shares of common stock of Acceris at a conversion price of $11.20 per common share. The terms of the Senior Loan Agreement also provide that at any time after September 1, 2002, the outstanding debt including accrued interest would automatically be converted into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $20.00 per share. The Senior Loan Agreement also provides that the conversion price is in certain cases subject to adjustment and includes traditional anti-dilution protection for the lender and is subject to certain events of default, which could accelerate the repayment of principal plus accrued interest. Total proceeds available to the Company were $12,000, less debt issuance costs of $600, which are being amortized over three years. The Senior Loan Agreement has been amended several times and the maturity date of the loan plus accrued interest has been extended to June 30, 2005. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price has been adjusted to $5.94 per common share. As of December 31, 2003, the total outstanding debt under the Note (including principal and accrued interest) was $15,291 which is convertible into 2,574,663 shares of common stock.

     In connection with the above Senior Loan Agreement, Acceris granted Counsel a security interest in all of Acceris’ assets owned at the time of execution of the Senior Loan Agreement or subsequently acquired, including but not limited to Acceris’ accounts receivable, intangibles, inventory, equipment, books and records, and negotiable instruments held by the Company (collectively, the “Collateral”). The Senior Loan Agreement also includes demand registration rights for common stock issuable upon conversion of the related loan.

     In addition to the foregoing agreements, Acceris and Counsel executed a Securities Support Agreement, dated March 1, 2001 (the “Support Agreement”) for the purpose of providing certain representations and commitments by Acceris to Counsel. Counsel relied on these representations and commitments in its decision to enter a separate agreement (the “Securities Purchase Agreement”) with Winter Harbor and First Media L.P., a limited partnership and the parent company of Winter Harbor (collectively the “Winter Harbor Parties”), Counsel agreed to purchase from the Winter Harbor Parties all of their equity securities in Acceris, including shares of Class M and Class N preferred stock of Acceris, beneficially owned by the Winter Harbor Parties for aggregate consideration of $5,000 in cash.

     On March 7, 2001, as part of the agreements discussed above, Counsel converted all of the Class M and N convertible preferred stock it obtained from Winter Harbor into 3,098,303 shares of Acceris’ common stock. The Class N shares were converted at $25.00 per common share and Class M at $11.20 per common share, in accordance with their respective conversion rights. Pursuant to the Securities Purchase Agreement, certain shares of common stock owned by the Winter Harbor Parties were held in escrow pending resolution of certain events.

     Under the Support Agreement of March 1, 2001, Acceris also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications, Inc. (a subsidiary of Counsel) into Acceris. The merger was completed on April 17, 2001 and Counsel received 871,724 shares of common stock in Acceris as consideration.

     Assignment of Winter Harbor Common Stock and Debt Interests

     Pursuant to the terms of a settlement agreed between Counsel and the Winter Harbor Parties effective August 29, 2003, the Winter Harbor Parties relinquished their right to 118,750 shares of the common stock of Acceris to Counsel. These shares were released from escrow and delivered to Counsel.

     The Winter Harbor Parties further assigned to Counsel all of their rights with respect to a note payable by Acceris of $1,999 drawn down pursuant to a Letter of Credit issued November 3, 1998 to secure certain obligations of Acceris together with any accrued interest thereon. The assigned amount together with accrued interest amounted to $2,577 on August 29, 2003. As a result of the settlement and assignment, Acceris entered into a new loan agreement with Counsel the terms of which provide that from August 29, 2003 the loan balance of $2,577 shall bear interest at 10% per annum compounded quarterly with the aggregate balance of principal and accrued interest payable on maturity of the loan on June 30, 2005. This loan agreement was subsequently amended and restated to increase the principal of the loan by a further $100 for funding provided by Counsel to enable Acceris to acquire a VoIP patent in December 2003 and to allow for the making of further periodic advances thereunder at Counsel’s discretion. The loan amount has been further increased by $1,546 at December 31, 2003 representing operating advances from Counsel to Acceris in the period since the initial acquisition of the Acceris common stock by Counsel in March 2001, which had previously been recorded as an intercompany payable to Counsel. As of December 31, 2003, the total outstanding debt under the Note (including principal and accrued interest) was $4,311.

     Loan and Security Agreement and Amended Debt Restructuring

     On June 6, 2001, Acceris and Counsel entered into a Loan and Security Agreement (the “Loan Agreement”). Any funds advanced to Acceris between June 6, 2001 and April 15, 2002, (not to exceed $10,000) were governed by the Loan Agreement and due on June 6, 2002. The loan was secured by all of the assets of Acceris. As of December 31, 2001, advances under this loan agreement totaled $10,000. On June 27, 2002 the Loan Agreement was amended to an amount of $24,307, which included additional capital advances from Counsel to Acceris made from December 31, 2001 through June 6, 2002. The amended agreement also further provided for additional advances as needed to Acceris, which advances totaled $2,087 through December 31, 2002 and $650 through November 30, 2003.

     On July 25, 2002, Acceris and Counsel entered into a Debt Restructuring Agreement (“Debt Restructuring Agreement”), which was amended on October 15, 2002 pursuant to an Amended and Restated Debt Restructuring Agreement (“Amended Agreement”). The Amended Agreement included the following terms:

1.	Principal ($24,307) and associated accrued interest ($2,284), as of October 15, 2002, under the Loan Agreement, as amended, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

2.	Funding provided by Counsel pursuant to the Loan Agreement, as amended, ($2,087) and associated accrued interest ($1,996) from October 15, 2002 to December 31, 2002, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

3.	Counsel would advance to Acceris all amounts paid or payable by Acceris to its stockholders that exercised their dissenters’ rights in connection with the transactions subject to the debt restructuring transactions and the amount of the annual premium to renew the existing directors and officers’ insurance coverage through November 2003.

4.	Counsel would reimburse Acceris for all costs, fees and expenses, in connection with the Debt Restructuring Agreement and the Amended Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred, including the Special Committee’s costs to negotiate these agreements and costs related to obtaining stockholder approval. During 2003 and 2002, Counsel reimbursed Acceris $132 and $499, respectively, for certain reimbursable expenses, which have been recorded as additional paid-in capital.

5.	The issuance of common stock by Acceris pursuant to this Agreement would result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2002 Loan Agreement. Whereas the conversion price for the March 1, 2002 Loan Agreement had initially been $11.20, the new conversion price would be adjusted as a result of the anti-dilution provisions of the Senior Loan Agreement. At December 31, 2003, the new conversion price is $5.94 per common share.

Effective November 30, 2003, 8,681,096 shares of common stock were issued to Counsel in settlement of the underlying debt and accrued interest.

     Convertible Promissory Note to Fund RSL Acquisition

     In connection with the acquisition of RSL in December 2002, Acceris issued a $7,500 convertible note payable (“the Convertible Note”) to Counsel, bearing interest at 10% per annum compounded quarterly which matured on March 1, 2004. The Convertible Note was convertible into common stock of Acceris at a conversion rate of $1.68 per share. On November 30, 2003, Counsel exercised its right to convert the Convertible Note plus accrued interest to that date totaling $7,952 into common stock of Acceris. This resulted in the issuance of 4,747,396 shares of Acceris common stock.

     Collateralized Promissory Note and Loan Agreement

     During the third quarter of 2003, Counsel advanced the sum of $5,600 to Acceris evidenced by a promissory note effective October 1, 2003. In January 2004, Acceris and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which an additional $2,000 was loaned to Acceris and pursuant to which additional periodic loans may be made from time to time (collectively and as amended, the “Promissory Note”). The Promissory Note matures on June 30, 2005 and accrues interest at 10% per annum compounded quarterly from the date funds are advanced. The Promissory Note is collateralized by certain shares of Series B Convertible Preferred Stock (the “Preferred Stock”) of Buyers United, Inc. (a third party), which are held by Acceris. In the event of the sale of the Preferred Stock (or the common stock to which the Preferred Stock is convertible) by Acceris or an equity investment or investments in Acceris by a third party through the capital markets and subject to certain limitations, the maturity date of the Promissory Note will accelerate to the date 10 calendar days following either such event. As of the date of this filing, subsequent to year end, Counsel has provided an aggregate of $4,050 of funds in 2004 pursuant to this loan agreement. There are no conversion features associated with the Promissory Note.

     Secured Loan to Acceris

     To fund the acquisition of the assets purchased and liabilities assumed by WorldxChange, on June 4, 2001 Counsel provided a loan (“the Initial Loan”) to WorldxChange in the aggregate amount of $15,000. The loan was subordinated to a revolving credit facility with Foothill Capital Corporation (“Foothill”) and was collateralized against all assets of WorldxChange.

     On October 1, 2003, Counsel assigned the balance owing in connection with this loan of $9,743 including accrued interest (“the Assigned Loan”) to Acceris in exchange for a new loan bearing interest at 10% per annum compounded quarterly maturing on June 30, 2005 (“the New Loan”). Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provides for certain mandatory prepayments upon written notice from Counsel including an event resulting in the issuance of new shares by Acceris to a party unrelated to Counsel where the funds are not used for an approved expanded business plan or where Acceris has sold material assets in excess of cash proceeds of $1,000. Pursuant to a Stock Pledge Agreement as amended, the New Loan is secured by the common stock held by Acceris in WorldxChange subject to the priority security interests of Foothill, the Company’s asset-based lender.

     Counsel Keep Well

     As a result of Counsel’s purchase of Winter Harbor’s security holdings in Acceris, Counsel became the single largest stockholder of the Company. In addition to the above transactions, Counsel has committed to fund, through long-term inter company advances or equity contribution, all capital investment, working capital or other operational cash requirements of Acceris through June 30, 2005 (“the Keep Well”). By virtue of the Keep Well any default and loan repayment accelerator provisions in respect of the above loans agreements are also indirectly subject to funding by Counsel under the terms of the Keep Well.

     Accounting treatment of Counsel and Winter Harbor transactions

     The repurchase on March 1, 2001 by Acceris of Winter Harbor’s 1,677,000 warrants for 250,000 common shares was recorded at market value of the common stock issued in the exchange amounting to $3,750. The repurchase was accounted for similar to the repurchase of treasury stock. Accordingly, common stock and additional paid in capital was increased by $3,750 which was offset by a charge to additional paid in capital of $3,715 to reflect the warrant repurchase. The net effect of this transaction was the recording of additional par value of $35 for the 250,000 shares issued during the year ended December 31, 2001.

     As the conversion price for Class M preferred stock had dropped to $25 per share (from its original conversion price of $55.60), an amount reflecting the increase in the beneficial conversion feature was recorded in connection with the March 1, 2001 transaction as an increase in additional paid in capital and a charge to accumulated deficit for $9,780. The purchase and sale of the Class M and Class N preferred stock between Winter Harbor and Counsel, as described above, have been imputed in Acceris’ financial statements as if the transactions had been effected through Acceris as a repurchase of the preferred stock from Winter Harbor and a reissuance to Counsel. Accordingly, the transaction was considered a repurchase of Winter Harbor’s Class M and N preferred stock in exchange for $5,000. The difference between the carrying value of the Class M and N preferred stock and the $5,000 paid was recorded as an adjustment to retained earnings reflected in the form of a $30,292 contribution from settlement of these transactions between stockholders and has been reflected as such in the statement of changes in stockholders’ deficit for the year ended December 31, 2001. In addition, the transaction considered that Acceris resold the Class M and N preferred stock to Counsel for $5,000 (Counsel’s payment to Winter Harbor). However, since the conversion price on the Class M shares was below the market price on the day the transaction closed, a beneficial conversion feature was recorded as the difference between the market price of the common shares and the conversion price per share multiplied by the number of common shares into which the Class M and Class N could convert. This amount was limited to the proceeds.

     The Company has also recorded a beneficial conversion feature (debt discount) in the amount of $1,018 on the convertible debt funded by Counsel that was received through March 31, 2001. The amount of the discount, if applicable, is calculated as the difference between the initial conversion price ($11.20) and the market price of the common stock (if higher than the conversion price on the date funds are drawn on the loan), multiplied by the number of shares of common stock into which the note can be converted. The beneficial conversion feature is being amortized over the life of the note payable (three years).

     Counsel Management Services

     The Chief Executive Officer (“CEO”) of Acceris is an employee of Counsel. As CEO, he is entitled to an annual salary of $275 and a discretionary bonus equal to 100% of his base salary. For 2003, no bonus was awarded. The CEO has elected to assign his salary payable at December 31, 2003 of $275 to Counsel. This amount is recorded as a liability to Counsel in the accompanying Consolidated Balance Sheets. Counsel also provides other management services to Acceris through time spent by Counsel executives serving roles at Acceris. Accordingly, Acceris has valued the services of these other employees at approximately $130 for the year ended December 31, 2003. The expense has been reflected in selling, general, administrative and other expense for the year ended December 31, 2003, offset by an increase to additional paid-in capital.

Note 16 – Legal Proceedings

     The Company is involved in various legal matters arising out of its operations in the normal course of business, none of which matters are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 17 – Class N Preferred Stock

     On July 23, 1999, the Company completed its offering of 20,000 shares of Class N preferred stock. The offering was fully subscribed through cash subscriptions and the Company exercised its rights to exchange notes payable to Winter Harbor of $8,000 and $4,000, plus accrued interest. In total the Company received $7,281 in cash (before expenses of $487) and exchanged $12,719 in debt and accrued interest. The Class N conversion price was initially set at $2.78 per share. The conversion rate was adjusted to $29.60 per share as of December 31, 2000 and $25.00 per share in January 2001 based on 110% of the average trading price for any 20 day period following the date that Class N preferred stock is first issued subject to a floor of $25.00. The Class N preferred stock votes with the common stock on an as converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as converted basis equal to common stock dividends.

     During 2003, holders of the Class N preferred stock converted 150 of those shares into 6,000 shares of common stock. As of December 31, 2003 and 2002, there were 619 and 769 shares of Class N preferred stock outstanding, respectively.

     At December 31, 2003 and 2002, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 18 – Stock-Based Compensation Plans

     In November 2003, the Company’s stockholders approved a 1-for-20 reverse stock split. Accordingly, all information presented below has been adjusted to reflect the reverse split.

     2003 Stock Option and Appreciation Rights Plan

     In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or its committee; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. There were 1,372,000 options granted (and outstanding at December 31, 2003) under the 2003 Plan in 2003. The outstanding options vest over four years at exercise prices of $3.00 per share. No SARs have been issued under the 2003 Plan.

     1997 Recruitment Stock Option Plan

     In October 2000, the stockholders of the Company approved an amendment of the 1997 Recruitment Stock Option Plan (the “1997 Plan”)which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 370,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors; however, in all instances the exercise price is never less than the fair market value of the Company’s common stock on the date the option is granted.

     As of December 31, 2003, there were options to purchase 60,480 shares of the Company’s common stock outstanding under the 1997 Plan. The outstanding options vest over three years at exercise prices ranging from $1.40 to $127.50 per share. Options issued under the 1997 Plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2003, 2002 and 2001, options to purchase 45,067, 42,968 and 130,022 shares of common stock, respectively, were forfeited or expired. There were no exercises during 2003.

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

     As of December 31, 2003, options for the purchase of 233 shares of common stock at prices ranging from $17.50 to $77.50 per share were outstanding, all of which are exercisable. In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the plan; however, outstanding options granted under the plan will continue to be governed by the terms thereof until exercise or expiration of such options. In 2003, no options were exercised or expired.

     1995 Director Stock Option and Appreciation Rights Plan

     The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive options, non-qualified options and SARs to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).

     The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis to each member of the Board of Directors then serving to purchase 500 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 9,500 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2003, options to purchase 8,500 shares of common stock at prices ranging from $20.00 to $25.00 per share are outstanding and exercisable. No options were granted or exercised under this plan in 2003, 2002 or 2001.

     1995 Employee Stock Option and Appreciation Rights Plan

     The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the issuance of incentive options, non-qualified options, and SARs. Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as non-qualified options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of incentive options and non-qualified options.

     The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2003, there were no options outstanding under the 1995 Employee Plan. During 2003, 2002 and 2001, options to purchase 6,763, 500 and 1,875, respectively, of common stock were forfeited or expired. No options were granted or exercised in 2003.

     Other warrants and options

     In 1996, the Company approved the issuance of 87,500 options to executives of the Company, as part of their employment agreements, and 3,200 options to a consultant. The options expire in 2006 and have an option price of $78.00. No options expired, were exercised or forfeited during 2003. As of December 31, 2003, there remained 78,200 options outstanding.

     During 1997, the Company issued options to purchase 60,500 shares of common stock (10,500 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $97.50 to $168.75 (repriced to $78.00 on December 13, 1998), which was based on the closing price of the stock at the grant date. No options expired, were exercised or forfeited during 2003. The remaining options must be exercised within ten years of the grant date. As of December 31, 2003 there remained 44,500 options outstanding.

     During 1997, the Company issued non-qualified options to purchase 114,750 shares of common stock to certain executive employees. The options must be exercised within ten years of the grant date and have an exercise price of $78.00. There were no options forfeited in 2003, 2002 or 2001. No options expired or were exercised during 2003. As of December 31, 2003 there remained 105,915 options outstanding.

     During 1998, the Company issued non-qualified options to purchase 46,750 shares of common stock to certain executive employees at exercise prices ranging from $51.26 to $62.50, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options expired, were exercised or forfeited during 2003. As of December 31, 2003 there remained 40,470 options outstanding.

     During 1999, the Company issued non-qualified options to purchase 32,750 shares of common stock to certain executive employees at exercise prices ranging from $50.00 to 71.26, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options were exercised during 2003 or 2002. During 2001, 2,500 of these options were forfeited. During 2000, options to purchase 11,500 shares of common stock were exercised. As of December 31, 2003, there remained 18,750 options outstanding.

     During 1999, the Company issued non-qualified options to purchase 10,000 shares of common stock to a consultant at an exercise price of $60.00, which was based on the closing price of the stock at the grant date. The fair value of the options issued was recorded as deferred compensation of $300,000 to be amortized over the expected period the services were to be provided. As of December 31, 2003 there remained 10,000 options outstanding.

     During 2000, the Company issued non-qualified options to purchase 129,250 shares of common stock to certain executive employees at exercise prices ranging from $55.00 to $127.50, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. During 2001, 60,417 of these options were forfeited. As of December 31, 2003, there remained 68,833 options outstanding.

     During 2000 the Company obtained approval from its stockholders to establish the 2000 Employee Stock Purchase Plan. This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages. The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company’s stock on the first or last day of each quarter. This plan was approved by the Board of Directors, subject to stockholder approval, and was effective beginning the third quarter of 2000. The Company issued 1,726 shares to employees based upon payroll withholdings during 2001, respectively. There were no issuances in 2002 or 2003.

     The following table summarizes the changes in common stock options for the common stock option plans described above:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average	Options	Average
	Options	Exercise	Options and	Exercise	and	Exercise
	and Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of year	1,258,463	$36.40	1,401,673	$45.40	2,267,750	$51.40
Granted	1,377,662	3.00	4,750	1.40	1,025,478	15.20
Exercised	—	—	—	—	—	—
Expired	(828,246)	20.46	(130,271)	126.80	(82,159)	68.60
Forfeited	—		(17,689)	85.40	(1,809,396)	28.40

Outstanding at end of year	1,807,879	$18.20	1,258,463	$36.40	1,401,673	$45.40

Options and warrants exercisable at year end	435,880		1,256,828		1,354,510

Weighted-average fair value of options and warrants granted during the year		$2.07		$0.60		$11.40

     The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2003:

		Weighted	Weighted	Number	Weighted
	Options and	Average	Average	Exercisable	Average
	Warrants	Remaining	Exercise	at December	Exercise
Exercise price	Outstanding	Life (years)	Price	31, 2003	Price
$ 1.40 to $ 3.00	1,381,662	9.96	$2.99	9,662	$1.98
$ 5.40 to $ 25.00	19,861	4.97	16.68	19,861	16.68
$42.50 to $ 71.26	167,931	5.47	56.88	167,931	56.88
$77.50 to $127.50	238,425	3.23	79.22	238,426	79.22

	1,807,879	8.60	$18.20	435,880	$66.05

Note 19 – Segment of Business Reporting

The Company’s reportable segments are as follows:

•	Enterprise – is comprised of the enterprise business of RSL which was acquired in December 2002. This segment offers voice and data solutions to enterprise customers through an in-house sales force.

•	Retail – includes operations of WorldxChange (began operations in June 2001 and was formerly reported as the dial-around segment) and the agent and residential business of RSL which was acquired in December 2002. This segment offers a dial around telecommunications product and a 1+ product through two channels, namely, multi-level marketing (MLM) and commercial agents.

•	Technologies – is the former technology licensing and development segment, which segment offers a fully developed network convergence solution for voice and data. The Company licenses certain developed technology to third party users.

     There are no material inter-segment revenues. The Company’s business is conducted principally in the U.S.; foreign operations are not significant. The table below presents information about net loss and segment assets used by the Company as of and for the three years ended December 31, 2003.

	For the Year ended December 31, 2003
				Total
				Reportable
	Enterprise	Retail	Technologies	Segments
Revenues from external customers	$25,615	$108,150	$2,164	$135,929
Interest and other income	2	—	—	2
Interest expense	294	2,416	—	2,710
Depreciation and amortization expense	2,241	4,883	—	7,124
Segment income (loss) from continuing operations	(2,575)	(17,821)	1,014	(19,382)
Other significant non-cash items:
Provision for doubtful accounts	—	5,432	6	5,438
Expenditures for long-lived assets	265	2,535	—	2,800
Segment assets	6,462	28,992	1,215	36,669

	For the Year ended December 31, 2002
				Total
				Reportable
	Enterprise	Retail	Technologies	Segments
Revenues from external customers	$1,547	$83,706	$2,837	$88,090
Interest and other income	1	356	—	357
Interest expense	19	3,279	—	3,298
Depreciation and amortization expense	158	4,056	11	4,225
Segment income (loss) from operations	(629)	(6,715)	976	(6,368)
Other significant non-cash items:
Provision for doubtful accounts	33	5,966	—	5,999
Expenditures for long-lived assets	3,102	3,747	—	6,849
Segment assets	9,573	27,877	173	37,623

	For the Year ended December 31, 2001
			Total
			Reportable
	Retail	Technologies	Segments
Revenues from external customers	$50,289	$5,697	$55,986
Interest revenue	—	—	—
Interest expense	2,499	—	2,499
Depreciation and amortization expense	2,286	126	2,412
Segment income (loss) from operations	(13,927)	1,611	(12,316)
Other significant non-cash items:
Provision for doubtful accounts	2,861	—	2,861
Expenditures for long-lived assets	14,797	8	14,805
Segment assets	32,206	137	32,343

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	2003	2002	2001
Total interest and other income for reportable segments	$2	$357	$—
Unallocated interest revenue from corporate accounts	1,214	38	81

	$1,216	$395	$81

Total interest expense for reportable segments	$2,710	$3,298	$2,499
Unallocated interest expense from related party debt	4,230	4,211	1,556
Other unallocated interest expense from corporate debt	1,222	385	638

	$8,162	$7,894	$4,693

Total depreciation and amortization for reportable segments	$7,124	$4,225	$2,412
Unallocated amortization expense from intangible assets	—	—	2,608
Other unallocated depreciation from corporate assets	1	45	1,389

	$7,125	$4,270	$6,409

Total segment loss	$(19,382)	$(6,368)	$(12,316)
Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(676)	(560)	(253)
Gain on sale of subsidiary	—	—	589
Other income (primarily gain on extinguishment of debt)	1,220
Amortization of deferred compensation on stock options issued for services	—	—	—
Amortization of intangible assets	—	—	(2,608)
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(8,012)	(8,101)	(11,387)

Net loss from continuing operations	$(26,850)	$(15,029)	$(25,975)

Total amortization of deferred compensation for reportable segments	2	—	—
Unallocated amortization of deferred compensation	—	—	—

	2	—	—

Expenditures for segment long-lived assets	$2,800	$6,849	$14,805
Other unallocated expenditures for corporate assets	2,844	309	1,274

	$5,644	$7,158	$16,079

Segment assets	$36,669	$37,623	$32,343
Intangible assets not allocated to segments	—	—	1,331
Other assets not allocated to segments*	2,385	3,823	13,106

	$39,054	$41,446	$46,780

*	Other assets not allocated to segments includes assets associated with segments reported in previous periods which are no longer classified as reportable segments, primarily assets of and related to the discontinued operations of ILC (former telecommunications services segment).

Note 20 – Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002. The amounts for the 2002 and the first quarter of 2003 have been restated to reclassify amounts as discontinued operations related to the sale of ILC in December 2002, which had previously been reported in continuing operations.

(in thousands of dollars, except per
share amounts)		March 31	June 30	September 30	December 31
Net sales:	2003	$30,367	$37,045	$36,051	$32,466
	2002	24,392	21,872	20,156	21,669
Operating loss:	2003	$(12,607)	$(1,780)	$(1,462)	$(4,055)
	2002	(340)	(246)	(851)	(6,093)
Net loss from continuing operations	2003	$(14,618)	$(4,084)	$(3,470)	$(4,678)
	2002	(2,504)	(2,297)	(2,476)	(7,752)
Gain (loss) from discontinued operations	2003	$(277)	$371	$213	$222
	2002	(3,099)	(4,581)	(1,463)	(3,365)
Net loss: (1)	2003	$(14,895)	$(3,713)	$(3,257)	$(4,456)
	2002	(5,603)	(6,878)	(3,939)	(11,117)
Basic and diluted income (loss) from continuing operations per common share:	2003	$(2.51)	$(0.70)	$(0.59)	$(0.45)
	2002	(0.43)	(0.39)	(0.42)	(1.33)
Basic and diluted income (loss) per common share:	2003	$(2.55)	$(0.64)	$(0.56)	$(0.44)
	2002	(0.96)	(1.18)	(0.68)	(1.92)

(1) In the first quarter of 2003, the Company restated earnings from those originally issued to account for revenues from the Company’s network service offering when the actual cash collections to be retained by the Company are finalized. The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations. The restatement increased the net loss for the first quarter ending March 31, 2003 by $11,972 and the net loss per share by $0.10. The restatement increased the net loss for the fourth quarter of 2002 by $3,505 and the net loss per share by $0.60. In the fourth quarter of 2003, the Company was discharged of obligations amounting to $1,141 owed to a network service provider. The discharge of this obligation is reported as interest and other income in the above summary for the three months ended December 31, 2003.

Note 21 – Subsequent Event

     Subsequent to December 31, 2003, the Company received confirmation that certain indefeasible rights of usage (“IRUs”) acquired by the Company have been reclaimed by the IRU consortium, which is the group that owns and operates the cable. As a result, the Company has been discharged of approximately $775 of obligations payable to the consortium existing at December 31, 2003. The Company expects to record the discharge of this obligation as other income for the three months ending March 31, 2004.

     Subsequent to December 31, 2003, the Company has converted its preferred stock in BUI to shares of common stock. In a private placement, the Company sold 50% of the shares of common stock for approximately $1,600, which proceeds will be used to fund operations, capital expenditures and to improve working capital. The Company will record a gain of approximately $566 in the first quarter of 2004 relating to the sale of these shares. The Company intends to sell the remainder of these shares during 2004. These shares are shown as a current asset at December 31, 2003.

ACCERIS COMMUNICATIONS INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and	Deductions			End of
Description	of Period	Expenses	(a)	Other		Period
Allowance for doubtful accounts:
December 31, 2001	$101	$4,066	$(2,304)	—		$1,863
December 31, 2002	1,863	5,999 (b)	(6,112)	(46	)(c)	1,704
December 31, 2003	$1,704	$5,438	$(5,570)	$192	(d)	$1,764

(a)	Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

(b)	Amounts include charges and deductions related to continuing operations only.

(c)	Other includes an increase of $1,019 for the beginning allowance acquired in the acquisition of RSL in December 2002 and a decrease of $1,065 for the net change in discontinued operations during the year which are not included in charged to costs and expenses or deductions.

(d)	Amount relates to the stock purchase of Transpoint in July 2003, which was accounted for using the purchase method.

S-1