Form 10-Q
period 2004-03-31
ACCERIS COMMUNICATIONS INC
filed 2004-05-11
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 0-17973

ACCERIS COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-2291344 (I.R.S. Employer Identification No.)

9775 Businesspark Avenue, San Diego, California 92131
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

As of May 4, 2004, there were 19,262,095 shares of common stock $0.01 par value outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands of dollars, except share and per share amounts)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,155	$2,033
Accounts receivable, less allowance for doubtful accounts of $2,338 and $1,764 at March 31, 2004 and December 31, 2003, respectively	15,289	18,018
Investment in preferred and common stock	2,490	2,058
Other current assets	1,715	2,202

Total current assets	21,649	24,311
Furniture, fixtures, equipment and software, net	7,298	8,483
Other assets:
Intangible assets, net	2,945	3,297
Goodwill	1,120	1,120
Investment in preferred stock	1,100	1,100
Other assets	728	743

Total assets	$34,840	$39,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$25,101	$29,113
Unearned revenue	1,085	5,678
Revolving credit facility	9,168	12,127
Current portion of notes payable	1,271	1,254
Current portion of obligations under capital leases	2,770	2,715

Total current liabilities	39,395	50,887
Notes payable, less current portion	759	772
Obligations under capital leases, less current portion	918	1,631
Notes payable to a related party	41,060	35,073

Total liabilities	82,132	88,363

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 619 at March 31, 2004 and December 31, 2003, liquidation preference of $613 at March 31, 2004 and December 31, 2003	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,262,095 at March 31, 2004 and December 31, 2003.	192	192
Additional paid-in capital	171,192	171,115
Accumulated other comprehensive income	1,346	—
Accumulated deficit	(220,028)	(220,622)

Total stockholders’ deficit	(47,292)	(49,309)

Total liabilities and stockholders’ deficit	$34,840	$39,054

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2004	2003
Revenues:
Telecommunications services	$34,723	$30,367
Technology licensing and development	450	—

Total revenues	35,173	30,367

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation expense on telecommunications network assets of $967 and $1,029 for the three months ended March 31, 2004 and 2003, respectively, included in depreciation below)	16,635	25,748
Selling, general and administrative	14,760	14,225
Provision for doubtful accounts	1,227	1,175
Depreciation and amortization	1,704	1,826

Total operating costs and expenses	34,326	42,974

Operating income (loss)	847	(12,607)

Other income (expense):
Interest expense	(1,734)	(2,013)
Interest and other income	1,377	2

Total other income (expense)	(357)	(2,011)

Income (loss) from continuing operations	490	(14,618)
Gain (loss) from discontinued operations (net of $0 tax)	104	(277)

Net income (loss)	$594	$(14,895)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	19,262	5,834
Diluted	23,882	5,834

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$0.02	$(2.51)
Gain (loss) from discontinued operations	0.01	(0.04)

Net income (loss) per common share	$0.03	$(2.55)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.02	$(2.51)
Gain (loss) from discontinued operations	0.01	(0.04)

Net income (loss) per common share	$0.03	$(2.55)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands of dollars)	2004	2003
Cash flows from operating activities:
Net income (loss)	$594	$(14,895)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,704	1,826
Provision for doubtful accounts	1,227	1,178
Decrease in allowance for impairment of net assets of discontinued operations	(148)	(141)
Gain on sale of investment in common stock	(565)	—
Accrued interest added to loan principal	901	1,047
Expense associated with stock options issued to non-employee for services	29	—
Discharge of obligation	(767)	—
Management benefit conferred by controlling shareholder	33	—
Amortization of discount on notes payable to related party	119	190
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	1,502	1,574
Other assets	502	(212)
Unearned revenue	(4,593)	5,346
Accounts payable and accrued liabilities	(3,245)	2,819

Net cash used in operating activities	(2,707)	(1,268)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(167)	(640)
Cash received from sale of assets	—	160
Cash received from sale of investments in common stock, net	1,627	—

Net cash provided by (used in) investing activities	1,460	(480)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	4,967	—
Proceeds from (repayment of) revolving credit facility, net	(2,959)	2,705
Payment of capital lease obligations and notes payable	(654)	(619)
Acceris costs paid by majority shareholder	15	—

Net cash provided by financing activities	1,369	2,086

Increase in cash and cash equivalents	122	338
Cash and cash equivalents at beginning of period	2,033	3,620

Cash and cash equivalents at end of period	$2,155	$3,958

Supplemental schedule of non-cash investing and financing activities:
Effect of fair value recognition applied to investments in common stock	$1,346	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 – Description of Business and Principles of Consolidation

     The unaudited condensed consolidated financial statements include the accounts of Acceris Communications Inc. (formerly I-Link Incorporated) and its wholly owned subsidiaries Acceris Communications Corp. (“ACC,” formerly WorldxChange Corp.); I-Link Communications Inc., (“ILC”), which is included in discontinued operations; Transpoint Holdings Corporation, which includes the purchased assets of Transpoint Communications, LLC and the purchased membership interest in Local Telcom Holdings, LLC (collectively, “Transpoint”), which the Company purchased in July 2003; and Acceris Communications Technologies, Inc., which holds the patents and intellectual property assets of the Company. These entities combined are referred to as “Acceris” or the “Company” in these unaudited condensed consolidated financial statements.

     For the past six years, Acceris has developed and marketed enhanced communications products and services utilizing its own private intranet and both owned and leased network switching and transmission facilities. The communications products and services have been delivered through Acceris’ proprietary technologies. Enhanced communications products and services have been marketed through master agent and other wholesale distributor arrangements with licensed long-distance carriers. The Company developed and licensed communications applications products and software that support multimedia communications (voice, fax and audio) over the public switched network, local area networks and the Internet.

     In June 2001, Acceris, through its subsidiary ACC, purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc., a debtor in a bankruptcy proceeding (“WorldxChange”). The business purchased was a facilities-based telecommunications carrier that provided international and domestic long-distance service to retail customers. Telecommunications services provided by WorldxChange consisted primarily of a dial-around product, which allowed a customer to make a call from any phone by dialing a 10-10-XXX prefix. Since the acquisition, the Company has commenced offering a 1+ product (1+ products are those with which a customer directly dials a long-distance number from their telephone by dialing 1-area code-phone number). The Company has also begun to offer local communications products to its residential and small business customers. The service is being provided under the terms of the Unbundled Network Element Platform (“UNE-P”) authorized by the Telecommunications Act of 1996 and was available in New York and New Jersey in the first quarter of 2004. Subsequent to March 31, 2004, the product has expanded to other markets throughout the United States including Pennsylvania and Massachusetts.

     In December 2002, Acceris, through its subsidiary ACC, completed the purchase of certain assets of RSL COM USA, Inc., a debtor in a bankruptcy proceeding (“RSL”). The acquisition included the assets used by RSL to provide long-distance voice and data services, including frame relay, to small and medium size businesses (the “Enterprise” business), and the assets used to provide long-distance and other voice services to small businesses and the consumer/residential market (the “Agent” business).

     In May 2003, Acceris completed the sale of its domestic Voice-over-Internet-Protocol (“VoIP”) network business, which represented the core business of ILC, along with a fully paid non-exclusive license to use its patented technology to Buyers United, Inc. (“BUI”). This allowed the Company to focus on the licensing of its technology and the pursuit of a patent enforcement strategy.

     In December 2003, Acceris acquired US Patent No. 6,243,373. The acquisition of this patent, combined with the Company’s US Patent No. 6,438,124, form foundational patents for VoIP communications.

     In July 2003, Acceris, through its subsidiary ACC, completed the purchase of Transpoint. The acquisition allowed the Company to increase its penetration in the commercial agent channel.

     All significant intercompany accounts and transactions have been eliminated upon consolidation.

     The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The December 31, 2003, condensed consolidated balance sheet presented herein is derived from audited consolidated financial statements, but does not include all disclosures required by accounting principals generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.

     The results of operations for the three-month periods ended March 31, 2004 are not necessarily indicative of those to be expected for the entire year ending December 31, 2004.

Note 2 – Summary of Significant Accounting Policies

Net loss per share

     Basic earnings per share is computed based on the weighted average number of Acceris common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss for the three month period ended March 31, 2003, basic and diluted loss per share are the same.

     Potential common shares that were not included in the computation of diluted earnings per share because they would have been anti-dilutive are as follows:

March 31, 2003
Assumed conversion of Series N preferred stock	24,760
Assumed conversion of convertible debt	6,423,750
Assumed exercise of options and warrants to purchase shares of common stock	1,207,050

7,655,560

     Potential common shares that were included in the computation of diluted earnings per share are:

March 31, 2004
Assumed conversion of Series N preferred stock	24,760
Assumed conversion of convertible debt	2,638,441
Assumed exercise of options and warrants to purchase shares of common stock	1,956,630

4,619,831

Investments

     Dividends and realized gains and losses on securities are included in other income in the condensed consolidated statements of operations. Unrealized gains and losses associated with the changes in the fair market value of securities classified as available for sale are included in accumulated other comprehensive income in the condensed consolidated balance sheets.

     At March 31, 2004, the Company’s investment in the common stock of BUI is accounted for under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement on Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). These instruments are carried at fair value based on the stated market value of the common stock traded on the Over The Counter – Bulletin Board (“OTC–BB”). As of March 31, 2004, the fair value of the investment was $2,490. As of December 31, 2003, these securities were held in the form of shares of convertible preferred and common stock and were carried at their historical cost. See Note 6 for further discussion of Company’s ownership of BUI equity securities.

     The Company holds investments in convertible preferred stock of Accessline Communications Corporation (“Accessline”). The convertible preferred stock is accounted for under the cost method, as the preferred securities are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over these entities. As of March 31, 2004 and December 31, 2003, the carrying value of the preferred stock was $1,100. The Company monitors this investment for impairment annually by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair value of the security is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information. See Note 6 for further discussion of the Company’s investment in Accessline preferred stock.

Concentrations

Concentrations of risk with third party providers:

     Acceris utilizes the services of certain local exchange carriers (“LECs”) to bill and collect from customers for a significant portion of its revenues. If the LECs were unable or unwilling to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience may be adversely affected during this transition period. If the LECs were unable to remit payments received from their customers relating to Acceris billings, the Company’s operations and cash position may be adversely affected. Management believes it has strong business relationships with the LECs.

     The Company depends on certain large telecommunications carriers to provide network services for significant portions of the Company’s telecommunications traffic. If these carriers were unwilling or unable to provide such services in the future, the Company’s ability to provide services to its customers may be adversely affected and the Company might not be able to obtain similar services from alternative carriers on a timely basis. Management believes it has strong business relationships with its important carriers.

Concentrations of credit risk

     The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in the United States. The Company’s customers are generally concentrated in the areas of highest population in the United States, more specifically California, Florida, New York, Texas and Illinois. No single customer accounted for over 10% of revenues in the first quarter of 2004 or 2003. The Company performs ongoing credit evaluations of its larger carrier and retail business customers but generally does not require collateral to support customer receivables.

Stock-based compensation

     At March 31, 2004, the Company had several stock-based compensation plans, which are described more fully in Note 18 to the audited consolidated financial statements contained in our most recently filed Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB 25”). Stock-based employee compensation cost is not reflected in net income (loss), as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, see below for a tabular presentation of the pro forma stock-based compensation cost, net income (loss) and income (loss) per share as if the fair value-based method of expense recognition and measurement prescribed by SFAS 123 had been applied to all employee options. Options granted to non-employees (excluding non-employee members of the Company’s Board of Directors) are recognized and measured using the fair value-based method prescribed by SFAS 123.

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$594	$(14,895)
Deduct:
Employee stock-based compensation cost determined under the fair value-based method for all awards, net of $0 tax	(177)	(18)

Pro forma net income (loss)	$417	$(14,913)

Net income (loss) per share:
Basic – as reported	$0.03	$(2.55)
Basic – pro forma	$0.02	$(2.56)
Diluted – as reported	$0.03	$(2.55)
Diluted – pro forma	$0.02	$(2.56)

Note 3 – Liquidity and Capital Resources

     The Company has incurred substantial operating losses and negative cash flows from operations since inception and had a stockholders’ deficit of $47,292 and negative working capital of $17,746 at March 31, 2004. At December 31, 2003, the stockholders’ deficit and negative working capital were $49,309 and $26,576, respectively. The Company continued to finance its operations during the first quarter of 2004 through related party debt with an outstanding balance of $41,060 and a revolving credit facility with an outstanding balance of $9,168 as of March 31, 2004, both of which mature on June 30, 2005. At December 31, 2003, amounts due to the related party and on the revolving credit facility were $35,073 and $12,127, respectively.

     At March 31, 2004, the Company has debt of $41,060 owed to its controlling stockholder, Counsel Corporation (collectively with all of its subsidiaries, “Counsel”), which matures on June 30, 2005 (subject to certain contingent acceleration clauses). This debt is supplemented by an agreement from Counsel to fund through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company (the “Keep Well”), which also matures on June 30, 2005. During the first quarter of 2004, Counsel advanced the Company approximately $4,967 under the Keep Well, and converted approximately $901 of accrued interest into principal. Additionally, the Company has $1,123 past due under a promissory note to RSL entered into in December 2002.

     During 2003, Counsel acquired a debt that the Company owed to Winter Harbor LLC (“Winter Harbor”) of $2,557 (including accrued interest). In October of 2003, Counsel converted $40,673 of its convertible debt into common stock of the Company, which significantly reduced the Company’s liabilities.

     During the remainder of 2004, management intends to raise capital to support the growth strategy of the business. Use of funds from such offering(s) will be detailed at the time of such offering(s) and may include such uses as to fund operations, improve working capital, repay obligations of the business and to fund acquisition activities. There can be no assurance that the Company’s capital raising efforts will be successful.

     There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, extend, repay or refinance its debt with Counsel or its asset-based lender on acceptable terms, or obtain an extension of the existing funding commitment from Counsel or its asset-based lender beyond June 30, 2005, should it be required. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

Note 4 – Comprehensive income (loss)

     Comprehensive income (loss) is defined as net loss plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income (loss) for the three months ended March 31, 2004 and 2003, was $1,940 and ($14,895), respectively. The accumulated other comprehensive income, net of tax of $0, included within stockholders’ equity on the condensed consolidated balance sheets is comprised solely of the net change in unrealized gains on available-for-sale marketable securities. Unrealized gains, net of tax of $0, on available-for-sale marketable securities amounted to $1,346 and $0 during the three months ended March 31, 2004 and 2003, respectively.

Note 5 – Composition of Certain Financial Statements Captions

     Furniture, fixtures, equipment and software consisted of the following:

	March 31, 2004	December 31, 2003
Telecommunications network equipment	$14,240	$14,196
Furniture, fixtures and office equipment	4,113	4,059
Building /leasehold improvements	305	305
Software and information systems	2,055	1,986

	20,713	20,546
Less accumulated depreciation and amortization	(13,415)	(12,063)

	$7,298	$8,483

     Included in telecommunications network equipment was $9,752 and $9,739 in assets acquired under capital leases at March 31, 2004 and December 31, 2003, respectively. Accumulated amortization on these leased assets was $6,977 and $6,382 at March 31, 2004 and December 31, 2003, respectively.

     Accounts payable and accrued liabilities consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Accounts payable	$8,638	$3,370
Telecommunications and related costs	2,966	9,840
Regulatory fees	6,775	6,790
Other	6,722	9,133

	$25,101	$29,133

     Intangible assets consisted of the following:

	March 31, 2004
	Amortization		Accumulated
	period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	(683)	$1,323
Agent relationships	36 months	2,116	(589)	1,527
Agent contracts	12 months	242	(242)	—
Patents	60 months	100	(5)	95

		4,464	(1,519)	2,945
Goodwill		1,120	—	1,120

Total intangible assets and goodwill		$5,584	$(1,519)	$4,065

	December 31, 2003
	Amortization		Accumulated
	period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	(510)	$1,496
Agent relationships	36 months	2,116	(415)	1,701
Agent contracts	12 months	242	(242)	—
Patents	60 months	100	—	100

		4,464	(1,167)	3,297
Goodwill		1,120	—	1,120

Total intangible assets and goodwill		$5,584	$(1,167)	$4,417

     Amortization expense for the three months ended March 31, 2004 and 2003 was $352 and $223, respectively.

Note 6 – Investments

     The Company’s investments as of March 31, 2004 consist of convertible preferred stock and common stock holdings in two companies. The first investment is in the common stock of BUI, which investment was consideration received related to the sale of the ILC business. At the time of the sale, the purchase price consideration paid by BUI was in the form of convertible preferred stock, with additional shares of preferred stock received subsequently based on contingent earn out provisions in the purchase agreement. In addition, common stock dividends were earned on the preferred stock holding. On March 16, 2004, the Company converted its preferred stock into 1,500,000 shares of BUI common stock, and sold 750,000 shares at $2.30 per share in a private placement. This sale resulted in a gain of approximately $565, which is included in interest and other income in three months ended March 31, 2004 and was based on specific identification of the securities sold and their related cost basis. The remaining investment of 808,546 shares of common stock is classified as available-for-sale and has been recorded at its fair value at March 31, 2004 based on the stated market price on the OTC-BB. The carrying value of the investment in common stock is $2,490 at March 31, 2004. It is management’s intention to sell the remaining shares in one or several open market transactions; therefore, it is classified as current in the condensed consolidated balance sheets.

     The second investment is in convertible preferred stock of Accessline. This stock was received as consideration for a licensing agreement in the second quarter of 2003 and was reflected in technology licensing and development revenues for that quarter, at an estimated fair value of $1,100.

Note 7 – Accounting for Network Service Offering

     The Company, through its Telecommunications segment (see Note 14 for further discussion of the Company’s segments), began to sell a network service offering in November 2002. The Company ceased selling this network service offering in July 2003. Revenues for the Company’s network service offering are accounted for using the unencumbered cash method. The Company determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing. Under its agreements with the LECs, cash collections remitted to the Company are subject to adjustment, generally over several months. Accordingly, the Company recognizes revenue when the actual cash collections to be retained by the Company are finalized and unencumbered. There is no further billing of customers for the network service offering subsequent to the program’s termination. During the three months ended March 31, 2004, the Company recognized $6,363 as non-recurring revenue from prior-year sales of this service offering as cash collections were finalized. At March 31, 2004, the Company had approximately $161 in cash receipts that were still subject to adjustment by the LECs and therefore encumbered. This amount is included in unearned revenue at March 31, 2004. The Company will record the appropriate amount of revenue at such time that the Company finalizes cash collection amounts with the LECs during 2004.

Note 8 – Discharge of Obligation

     During the three months ended March 31, 2004, the Company was discharged of an obligation amounting to $767 owed to a consortium of owners of a certain telecommunications asset, to which the Company previously held an indefeasible right of usage. The discharge of the obligation is included in interest and other income in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004.

Note 9 – Discontinued Operations

     On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to BUI. The sale includes the physical assets required to operate Acceris’ nationwide network using its patented VoIP technology (constituting the core business of ILC) and a non-exclusive license in perpetuity to use Acceris’ proprietary software platform. The sale closed on May 1, 2003 and provided for a post closing cash settlement between the parties. The sale price consisted of 300,000 shares of Series B convertible preferred stock (8% dividend) of BUI, subject to adjustment in certain circumstances, of which 75,000 shares were subject to an earn-out provision (contingent consideration) based on events related to ILC’s single largest customer. The fair value of the 225,000 shares (non-contingent consideration) of BUI convertible preferred stock was determined to be $1,350 as of December 31, 2002. The earn-out took place on a monthly basis over a fourteen-month period which began January 2003. The Company recognized the value of the earn-out shares as additional sales proceeds when earned. During the year ended December 31, 2003, 64,286 shares of the contingent consideration with a fair value of $566 were earned and included as a component of gain (loss) from discontinued operations (16,071 shares with a fair value of $200 were earned in the three months ended March 31, 2003). As of December 31, 2003, the combined fair value of the 225,000 original shares and the 64,286 shares earned from the contingent consideration was determined to be $1,916.

     In the first quarter of 2004, the Company recorded a gain from discontinued operations of $104. This gain was due to the receipt of the remaining 10,714 shares of common stock as contingent consideration, which is recorded as additional gain on assets held for sale. In the first quarter of 2003, the Company recorded a loss from discontinued operations of $277. The loss was a combination of a loss from operations of $477, offset by a gain of $200 from the receipt of 16,071 shares of common stock earned as contingent consideration during the quarter.

Note 10 – Income Taxes

     The Company recognized no income tax benefit from the losses generated in the quarters ended March 31, 2004 and 2003 because of the uncertainty of the realization of the related deferred tax asset. Pursuant to Section 382 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards is limited as a result of previous cumulative changes of ownership resulting in a change of control of the Company.

Note 11 – Related Party Transactions

     During the first quarter of 2004, Counsel advanced to Acceris a total of $4,967 under the terms of existing loan agreements and added to principal accrued interest on existing loans of $901. The loans from Counsel mature on June 30, 2005 and accrue interest at rates ranging from 9% to 10%, with interest compounding quarterly. The Chief Executive Officer (“CEO”) of Acceris is an employee of Counsel. As CEO, he is entitled to an annual salary of $275 and a discretionary bonus equal to 100% of the base salary. The Company accrues the cost of the salary and the full bonus evenly throughout the year. Additionally, Counsel provided other management services during the three months ended March 31, 2004 to Acceris, which were valued at approximately $33. This expense was offset by an addition to additional paid-in capital at March 31, 2004.

Note 12 – Legal Proceedings

     On April 16, 2004, certain shareholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”) against the Company, WorldxChange Corporation, Counsel Communications LLC, and Counsel Corporation as well as certain present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, inter alia, that the Defendants, in their respective roles as controlling shareholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims in their entirety are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

     The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 13 – Agent Warrant Program

     During the first quarter of 2004, the Company launched the Acceris Communications Inc. Platinum Agent Program (the “Agent Warrant Program”), which provides for the issuance of warrants to purchase up to 1,000,000 shares of the Company’s common stock to independent agents who participate in the Agent Warrant Program. The Agent Warrant Program was established to encourage and reward consistent, substantial and persistent production by selected commercial agents serving the Company’s domestic markets and to strengthen the Company’s relationships with these agents by granting long-term incentives in the form of the warrants to purchase the Company’s common stock at current price levels. The Agent Warrant Program is administered by the Compensation Committee of the Board of Directors of the Company.

     Participants in the Agent Warrant Program will be granted warrants upon commencement, the vesting of which is based on maintaining certain revenue levels for a period of 24 months. The grants are classified into tiers based on commissionable revenue levels, the vesting period of which begins upon the achievement of certain commissionable revenue levels during the eighteen month period beginning February 1, 2004. Vesting of the warrants within each tier occurs 50% after 12 months and 100% after 24 months, dependent on the agent maintaining the associated revenue level for the entire period.

     As of March 31, 2004, 175,000 warrants have been issued under the Agent Warrant Program, none of which have met the requirements to begin vesting. The warrants issued under the plan will be accounted for under the provisions of the FASB’s Emerging Issue Task Force’s (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Accordingly, the Company will recognize an expense associated with these warrants over the vesting period based on the then current fair market value of the warrants calculated at each reporting period. At such time as the vesting for any warrants begins, the expense will be included in selling, general and administrative expense. As the vesting period has not commenced for any of the warrants issued prior to March 31, 2004, no expense has been recognized in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004.

Note 14 – Segment Reporting

     In the first quarter of 2004, the Company changed the structure of its internal organization and the method upon which it evaluates its performance. Previously, the Company had three segments consisting of Enterprise, Retail and Technologies, which primarily distinguished themselves by the product offerings available. In the first quarter of 2004, management began to evaluate the Company as two divisions consisting of Telecommunications and Technologies. The Company uses the information available by division to evaluate management and Company performance and to make decisions regarding the allocation of Company assets. Telecommunications includes the operations of the assets and liabilities purchased from WorldxChange (which we acquired in June 2001) and the Agent and Enterprise business of RSL, which were acquired in December 2002. This segment offers a dial around telecommunications product, a 1+ product and a local dial tone bundled offering through multi-level marketing (“MLM”), commercial agents and telemarketing channels. This segment also offers voice and data solutions to business customers through an in-house sales force. The Technologies division offers a fully developed network convergence solution for voice and data and licenses its technology to third party users. Prior period amounts have been restated to conform to this presentation.

     There are no material inter-segment revenues. The Company’s business is conducted principally in the U.S.; foreign operations are not significant. The table below presents information about the segments of the Company as of and for the three months ended March 31, 2004 and 2003.

	For the Three months
	Ended March 31,
	2004	2003
Revenues from external customers:
Telecommunications	$34,723	$30,367
Technologies	450	—

Total revenues from external customers for reportable segments	$35,173	$30,367

Segment income (loss):
Telecommunications	$1,242	$(12,660)
Technologies	79	(73)

Total segment income (loss) for reportable segments	1,321	(12,733)
Unallocated amounts in consolidated net loss:
Amortization of discount on notes payable	(115)	(165)
Gain on discharge of obligation	767	—
Gain on sale of investment in common stock	565	—
Corporate interest expense	(1,059)	(1,290)
Other corporate expenses	(989)	(430)

Consolidated net income (loss) from continuing operations	$490	$(14,618)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the related notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on April 14, 2004. All numbers are in thousands except for share and per share data.

Forward Looking Information

     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words “may,” ” will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

     Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors, which are more fully discussed in our most recent Form 10-K, include, without limitation:

•	Our ability to:

•	finance and manage expected growth;

•	maintain our relationship with telecommunications carriers;

•	provide ongoing competitive services and pricing;

•	retain and attract key personnel;

•	operate effective network facilities;

•	maintain favorable relationships with local exchange carriers (“LECs”), long-distance providers and other vendors; including our ability to meet our usage commitments;

•	attract new subscribers while minimizing subscriber attrition;

•	continue to shift the channel of distribution for our Telecommunications segment from a direct mailing and multi level marketing (“MLM”) agent channel strategy to a commercial agent, MLM and telemarketing strategy, which includes the further development of our local dial tone service offering which was added to our existing 1+ offering and 10-10-xxx product;

•	efficiently integrate completed acquisitions;

•	address legal proceedings in an effective manner;

•	maintain, operate and upgrade our information systems network;

•	maintain and operate cost effectively our telecommunications and data networks; and

•	extend our debt with Counsel and our third party asset-based lender beyond June 30, 2005 or replace such debt on acceptable terms;

•	Changes in federal and state governmental regulation of the long-distance telecommunications and Internet industries;

•	The adoption of new, or changes in, accounting principles;

•	Counsel’s continued commitment and ability to provide funds required by the operations of the business as well as Acceris’ ability to fund any cash requirements;

•	Other risks referenced from time to time in our filings with the SEC and the Federal Communications Commission.

Overview and Recent Developments

     Our vision is to be the preferred supplier of high-quality communications products and services to targeted markets that will deliver profitable growth while creating value for all stockholders. Our mission is to provide businesses and consumers with competitively priced voice, data and enhanced communications services via direct and indirect channels. Through the dedication of our employees, we deliver industry-leading customer care, customized product solutions and full back office support, building long-term loyalty and trust with our customers. Our Telecommunications segment operates through several marketing channels to offer a broad selection of voice and data telecommunications products and services to residential and commercial customers through a network of independent agents, primarily via MLM and commercial agent programs. Our Technologies segment offers a proven network convergence solution for voice and data in Voice over Internet Protocol (“VoIP”) communications technology and holds two foundational patents in the VoIP space (US Patent Nos. 6,243,373 and 6,438,124, together the “VoIP Patents”). In 2004, we intend to pursue efforts to license the technology supported by our patents to carriers and equipment manufacturers and suppliers in the IP telephony market.

     Acceris has been built through the acquisition of predecessor businesses, which have been and are continuing to be integrated, consolidated and reorganized. These predecessor businesses are organized into two segments: Telecommunications and Technologies. Telecommunications has been assembled through the acquisition of certain assets of WorldxChange Communications, Inc. (“WorldxChange”) in 2001 and certain assets of RSL COM USA, Inc. (“RSL”) in 2002. Added to this was the acquisition of the assets of Transpoint Communications, LLC and the membership interest of Local Telecom Holdings, Inc., (collectively, “Transpoint”), which closed in 2003.

     Our development and transition is articulated below:

Telecommunications:

     WorldxChange was a facilities-based telecommunications carrier providing international and domestic long-distance service to retail customers. At the time we purchased the business, WorldxChange consisted primarily of a dial-around product that allowed a customer to make a call from any phone by dialing a 10-10-XXX prefix. Since the acquisition, we have commenced offering a 1+ product (1+ products are those with which a customer directly dials a long-distance number from their telephone by dialing 1-area code-phone number) and have also begun to offer local communications products to our residential and small business customers. The local dial tone service is being provided under the terms of the Unbundled Network Element Platform (“UNE-P”) authorized by the Telecommunications Act of 1996 and was available in New York and New Jersey in the first quarter of 2004, and subsequent to March 31, 2004, has expanded to other markets throughout the United States including Pennsylvania and Massachusetts. Historically, WorldxChange marketed its services through consumer mass marketing techniques, including direct mail and direct response television and radio. In 2002, we revamped our channel strategy by de-emphasizing the direct mail channel and devoting our efforts to pursuing more profitable methods of attracting and retaining customers. We now use commercial agents as well as a network of independent commission agents recruited through an MLM program to attract and retain new customers. In 2004 we launched the Acceris Communications Inc. Platinum Agent Program which awards warrants to certain of our agents based on performance criteria as a means to attract and incentivize existing and new independent agents. In December 2002, we completed the purchase of certain assets of RSL from a bankruptcy proceeding. The purchase included the assets used by RSL to provide long-distance voice and data services, including frame relay, to their commercial customers and the assets used to provide long-distance and other voice services to small businesses and the consumer/residential market, which they referred to as their Agent business.

     In July 2003, we completed the purchase of Transpoint. The purchase of Transpoint provided us with further penetration into the commercial agent channel and a larger commercial customer base.

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

     In August 1997, we acquired MiBridge, Inc. (“MiBridge”), a communications technology company engaged in the design, development, integration and marketing of a range of software telecommunications products that support multimedia communications over the PSTN, LANs and IP networks. The acquisition of MiBridge permitted us to accelerate the development and deployment of IP technology across our network platform.

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

     On December 6, 2002, we entered into a definitive purchase and sale agreement to sell substantially all of the assets and customer base of our wholly owned subsidiary I-Link Communications, Inc. (“ILC”) to Buyers United, Inc. (“BUI”), which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the ILC business) and a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. This sale marked the final stage of the transformation of our Technologies operations into a business based principally on the licensing of our proprietary software.

     We own four patents and utilize the technology supported by those patents in providing our proprietary software solutions. We believe that we hold foundational patents for VoIP in our VoIP Patents. To date, we have licensed portions of that technology to third parties on a non-exclusive basis. In addition, we also have several patent applications pending before the Untied States Patent and Trademark Office and other such authorities internationally.

     Today, our Technologies segment remains focused on delivering solutions for voice and data services to our partners and customers, while launching a strategy to realize value from our patents through licensing. With over nine years experience developing VoIP technologies, we continue to offer a proven and time-tested solution for companies to reduce telecommunications costs and/or to enter the enhanced communications market. We continue to market our voice and data services and solutions and to license our enhanced services platform domestically and internationally to organizations wishing to offer voice services without incurring high development costs. We are evaluating opportunities to leverage our patents through a strategy to license our technology to carriers, equipment/softswitch manufacturers and customers who are deploying IP for phone-to-phone communication. Technology licensing revenues are project-based and, as such, these revenues vary from period to period based on timing and size of technology licensing projects and payments.

Liquidity and Capital Resources

     We have incurred substantial operating losses and negative cash flows from operations since inception and had a stockholders’ deficit of $47,292 and negative working capital of $17,746 at March 31, 2004. We had a stockholders’ deficit of $49,309 and negative working capital of $26,576 at December 31, 2003. We continued to finance our operations during the first quarter of 2004 through related party debt with an outstanding balance of $41,060 as of March 31, 2004 and a revolving credit facility with an unrelated third party with an outstanding balance of $9,168 as of March 31, 2004. At December 31, 2003, the balance of our related party debt and a third party revolving credit facility was $35,073 and $12,127, respectively.

     While there can be no assurance, we expect that once the streamlining of our operations is complete and the strategy changes we have implemented over the last two years have matured, the acquired businesses comprising our Telecommunications division will begin deriving positive cash flows during the remainder of 2004. Our Technologies business achieved positive earnings and cash flows during the first quarter of 2004.

     At March 31, 2004, we have debt of $41,060 owed to Counsel, which matures on June 30, 2005 (subject to certain contingent acceleration clauses). This debt is supplemented by an agreement from Counsel to fund through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company (the “Keep Well”). The Keep Well obligates Counsel to continue its financial support of Acceris at least until June 30, 2005. In the first quarter of 2004, Counsel advanced us $4,967 under the Keep Well and converted $901 of accrued interest into principal. During 2003, Counsel acquired a debt we owed to Winter Harbor LLC of $2,557 (including accrued interest). Also during 2003, Counsel converted $40,673 of its convertible debt into Acceris common stock, which significantly reduced our liabilities, particularly to Counsel. Additionally, the Company has $1,123 past due under a promissory note to RSL entered into in December 2002.

     During the remainder of 2004, our intention is to approach the capital markets to raise funds; however, we have no agreements relating thereto and there can be no assurance that such fund raising will be successful. In February 2004, we sold 750,000 of the shares of BUI common stock for proceeds of $1,627 (net of expenses paid), which proceeds are being used to fund operations and capital expenditures. We intend to sell the remainder of these shares during 2004. These shares are shown in current assets as investments in common stock in the condensed consolidated balance sheet at March 31, 2004.

     We expect that if we improve our operational results throughout 2004 and complete additional third party financing, our dependence on Counsel to support our ongoing operational, capital and debt needs will be reduced.

     The majority of our debt matures on June 30, 2005. This includes amounts due on our three-year asset-based credit facility, under which we owed $9,168 at March 31, 2004 and amounts owed to Counsel of $41,060 (plus additional interest to be accrued prior to June 2005). While there is no assurance, we expect that we will be able to refinance or replace these debt facilities on acceptable terms.

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

Cash Position

     Cash and cash equivalents as of March 31, 2004 were $2,155 compared to $2,033 at December 31, 2003.

Cash flows from operating activities

     Our working capital deficit decreased to $17,746 as of March 31, 2004, from $26,576 as of December 31, 2003. The decrease in our working capital deficit is primarily related to (1) the decrease in our unearned revenue of approximately $4,593 since December 31, 2003 due principally to the recognition of revenue as cash receipts associated with our network service offering became unencumbered, (2) the decrease in our revolving credit facility of $2,959 due to payments made to our asset-based lender during the quarter, (3) a reduction in our accounts payable and accrued expenses of $4,012 and (4) partially offset by a decrease in our accounts receivable by $2,729 during the first quarter of 2004.

     Cash used by operating activities during the three months ended March 31, 2004 was $2,707 as compared to $1,268 during the same period in 2003. The net increase in cash used in 2004 was primarily due to (1) the decrease in our unearned revenue of $4,593 during the first quarter of 2004 versus an increase of $5,346 in the first quarter of 2003, which was due primarily to our recognition of $6,363 in non-recurring revenues related to prior year cash receipts associated with our network service offering that became unencumbered during the quarter, (2) a decrease in accounts payable and accrued liabilities of $3,245 during the first quarter of 2004, versus an increase of $2,819 during the same period in 2003 (3) the recognition of a gain of $767 related to the discharge of an obligation during the first quarter of 2004, where no such event occurred in the first quarter of 2003, (4) offset by a $15,489 change to net income of $594 for the first quarter of 2004 from a net loss of $14,895 for the same period in 2003, and (5) offset by a gain of approximately $565 recorded on the sale of common stock of BUI.

     The change from a net loss to net income relates primarily to the recognition of revenue from a discontinued product line of $6,363, the discharge of an obligation of $767 and a gain of $565 on the sale of BUI shares, all of which occured in the first quarter of 2004. While results of operations are expected to improve throughout the remainder of 2004, the three non-operating items noted above should be considered separately from operating factors.

Cash flows from investing activities

     Net cash provided by investing activities during the three months ended March 31, 2004 was $1,460 as compared to net cash used of $480 for the same period in 2003. In the first quarter of 2004, net cash provided by investing activities relates to (1) the purchase of equipment in the amount of $167 and (2) $1,627 in proceeds received from the sale of 750,000 shares of common stock in BUI received as consideration for the sale of the ILC business, net of offering costs.

Cash flows from financing activities

     Financing activities provided net cash of $1,369 during the three months ended March 31, 2004 as compared to $2,086 for the same period in 2003. The decrease from 2003 to 2004 is due primarily to (1) repayment of $2,959 to our asset-based lender during the first quarter of 2004, as opposed to receipt of $2,705 during the same period in 2003 and (2) partially offset by the receipt of $4,967 in funding from Counsel in the first quarter of 2004, as opposed to receiving no funding from Counsel during the same period in 2003.

Supplemental Statistical and Financial Data

     The following data is provided for additional information about our operations. It should be read in conjunction with the quarterly segment analysis provided herein. All amounts below are unaudited.

	2003				2004
(In millions of dollars, except where indicated)	Q1	Q2	Q3	Q4	Q1
Gross revenues — product mix
Domestic long-distance	$7.8	$7.8	$7.4	$7.5	$5.8
International long-distance	12.8	14.4	15.3	15.1	13.8
Local dial tone	—	—	—	—	0.1
MRC/USF(1)	2.3	2.4	2.8	3.0	2.8
Dedicated voice	0.4	0.3	0.4	0.4	0.3
Direct sales revenues	7.1	6.8	5.9	5.9	5.5
Other	—	0.1	0.2	—	—

Total telecommunications revenue	30.4	31.8	32.0	31.9	28.3
Network service offering	—	4.1	3.1	0.4	6.4
Technology licensing and development	—	1.1	1.0	0.1	0.5

Total revenues	$30.4	$37.0	$36.1	$32.4	$35.2

Gross revenues — product mix (in number of minutes)
Domestic long-distance	135,236,248	140,798,912	134,198,098	121,880,023	129,277,406
International long-distance	83,191,655	93,896,850	98,873,877	98,978,290	91,288,985
Dedicated voice	9,571,155	7,772,277	9,364,583	8,653,038	9,653,915

Subscribers (in number of people):
Dial-around(2)	228,330	215,187	206,937	192,678	164,331
Local dial tone	—	—	—	—	645
1+(3)	136,896	174,486	168,242	161,570	165,847

Total subscribers	365,226	389,673	375,179	354,248	330,823

Average monthly revenues per user (subscriptions):(4)
Dial-around	$21.51	$19.94	$20.71	$21.75	$19.12
Local dial tone	$—	$—	$—	$—	$118.48
1+	$23.27	$23.84	$25.16	$25.61	$25.79

Telecommunications revenue by customer type:
Dial-around	$14.8	$13.3	13.7	$13.3	$9.7
1+	8.5	11.6	12.2	12.7	13.0
Local dial tone	—	—	—	—	0.1
Direct sales	7.1	6.8	5.9	5.9	5.5
Other	—	0.1	0.2	—	—

Total telecommunications revenues	$30.4	$31.8	32.0	$31.9	$28.3

Gross revenue — product mix (%):
Domestic long-distance	25.6%	24.6%	23.1%	23.5%	20.5%
International long-distance	42.1	45.3	47.8	47.3	48.8
Local dial tone	—	—	—	—	0.3
MRC/USF(1)	7.6	7.5	8.8	9.4	9.9
Dedicated voice	1.3	0.9	1.3	1.3	1.1
Direct sales revenues	23.4	21.4	18.4	18.5	19.4
Other	—	0.3	0.6	0	0

Total telecommunications revenues	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	MRC/USF represents “Monthly Recurring Charges” and “Universal Service Fund” fees charged to the customers.

(2)	“Dial-around” refers to a product which allows a customer to make a call from any phone by dialing a 10-10-XXXX prefix.

(3)	“1+” refers to a product which allows a retail customer to directly make a long-distance call from their own phone by dialing “1” plus the destination number.

(4)	Average monthly revenues per user is calculated as the revenues for the last month of the quarter divided by the number of users at the end of the quarter.

Management Discussion of Three Month Results of Operations

     The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended March 31, 2004.

	2002			2003				2004
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Revenues:
Telecommunications (excluding network service offering shown below)	$20,984	$19,835	$21,622	$30,367	$31,853	$31,923	$31,994	$28,360
Network service offering	—	—	—	—	4,142	3,079	408	6,363
Technology	888	321	47	—	1,050	1,049	64	450

Total	21,872	20,156	21,669	30,367	37,045	36,051	32,466	35,173
Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation shown below)	12,237	11,197	12,235	19,543	19,154	19,266	18,936	16,635
Network service offering	—	—	1,995	6,205	2,165	807	(70)	—
Selling, general, administrative and other	7,147	7,389	9,779	14,225	14,617	13,981	14,441	14,760
Provision for doubtful accounts	1,250	1,119	2,274	1,175	1,131	1,466	1,666	1,227
Research and development	465	317	234	—	—	—	—	—
Depreciation and amortization	1,019	985	1,245	1,826	1,758	1,993	1,548	1,704

Total operating costs and expenses	22,118	21,007	27,762	42,974	38,825	37,513	36,521	34,326

Operating income (loss)	(246)	(851)	(6,093)	(12,607)	(1,780)	(1,462)	(4,055)	847
Other income (expense):
Interest expense	(2,061)	(1,777)	(1,883)	(2,013)	(2,305)	(2,061)	(1,783)	(1,734)
Interest and other income	10	152	224	2	1	53	1,160	1,377

Total other income (expense)	(2,051)	(1,625)	(1,659)	(2,011)	(2,304)	(2,008)	(623)	(357)

Income (loss) from continuing operations	(2,297)	(2,476)	(7,752)	(14,618)	(4,084)	(3,470)	(4,678)	490
Gain (loss) from discontinued operations, net of $0 tax	(4,581)	(1,463)	(3,365)	(277)	371	213	222	104

Net income (loss)	$(6,878)	$(3,939)	$(11,117)	$(14,895)	$(3,713)	$(3,257)	$(4,456)	$594

Three-Month Period Ended March 31, 2004 Compared to Three-Month Period Ended March 31, 2003

     In order to more fully understand the comparison of the results of continuing operations for the three months ended March 31, 2004 as compared to the same period in 2003, it is important to note the following significant changes in our operations that occurred:

•	In July 2003, we completed the acquisition of Transpoint. The operations of Transpoint have been included in the statement of operations for the first quarter of 2004. However, there were no such operations in the first quarter of 2003.

•	In November 2002, we began to sell a network service offering obtained from a new supplier who we did not have in the periods prior to that date. The sale of that product ceased in late July 2003. We account for revenue from this offering using the unencumbered cash method. In the first quarter of 2004, $6,363 in cash receipts from the prior year, which became unencumbered and recognized as revenue, versus recognizing no revenue during the same period in 2003. Further, expenses associated with this offering were recorded when incurred, and we incurred no telecommunications network costs in the first quarter of 2004 versus $6,205 during the same period in 2003, for which no revenue was unencumbered to offset costs. We expect minimal revenue, expense and cash flows from this program going forward.

Revenues

     Telecommunications services revenue decreased $2,007 to $28,360 in the first quarter of 2004 as compared to $30,367 in the same period during 2003. The primary reason for the decrease related to:

•	Reduced traffic on our dial-around product. The decrease in traffic for this product was due primarily to an internal initiative to focus on a 1+ customer base with higher monthly billings. While this improved the quality of our revenue, the initial impact was a decrease in gross revenues associated with this product.

     Technology licensing and related services revenue was $450 in the first quarter of 2004 as compared to none in the first quarter of 2003. The revenue in 2004 relates to a contract, which was entered into with a Japanese company in the third quarter of 2003. Under the terms of the contract, we earned $450 based on the receipt of funds related to the delivery of product in 2003. The Company has no continuing obligation related to this contract. There were no revenue generating contracts in effect during the first quarter of 2003. Technology licensing revenues are project-based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Operating costs and expenses

     Telecommunications network expense was $16,635 in the three months ended March 31, 2004 as compared to $25,748 during the same period in 2003 (including costs associated with our network service offering). The decrease in 2004 over 2003 is primarily due to the decreased telecommunications traffic discussed above.

     Telecommunications services margins (telecommunications services revenues less telecommunications network expenses) continue to fluctuate significantly from period to period, and are expected to continue to fluctuate significantly for the foreseeable future. Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

•	Differences in attributes associated with the various 700+ long-distance programs. The effectiveness of each offering can change margins significantly from period to period. Some factors that affect the effectiveness of any program include the ongoing deregulation of phone services in various countries where customer traffic terminates, actions and reactions by competitors to market pricing, the trend toward bundled service offerings and the increasing level of wireline to cellular connections. In addition, changes in customer traffic patterns also increase and decrease our margins.

•	Our frame relay network and voice network. Each network has a significant fixed cost element and a minor variable per minute cost of traffic carried element; significant fluctuations in the number of minutes carried from month to month can significantly affect the margin percentage from period to period.

•	Changes in contribution rates to the Universal Service Fund and other regulatory changes associated with the fund. Such changes include increases and decreases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that Universal Service Fund contributions collected from customers can no longer exceed contributions.

•	The expensing on a period basis of costs associated with a network service offering that was introduced in November 2002 and terminated in July 2003. In the first quarter of 2003, we incurred $6,205 in relation to our network service offering, versus $0 for the first quarter of 2004.

     Our selling, general, administrative and other expense was $14,760 in the three months ended March 31, 2004 as compared to $14,225 during the same period of 2003. The minimal change from 2003 to 2004 is primarily due to the fact that there have been no acquisitions during 2003 that have added significant infrastructure costs to our business model. Our headcount at March 31, 2004 was approximately 345, versus 340 at December 31, 2003. The acquisition of Transpoint primarily provided a customer base and agent relationships that were absorbed by our current internal resources.

     The provision for doubtful accounts was $1,227 in the three months ended March 31, 2004 as compared to $1,175 for the same period of 2003. The change in our provision for doubtful accounts as a percent of revenue, excluding revenue from our network service offering, was approximately 4.3% for the three months ended March 31, 2004, versus approximately 3.9% for the three months ended March 31, 2003. This increase in percentage is directly related to the shift of our collection efforts to an external resource and, to a lesser extent, the change in our product mix throughout the year and shift in channels. We expect our provision as a percent of telecommunications revenues to remain at the current levels in the second quarter of 2004.

     Depreciation and amortization was $1,704 in the three months ended March 31, 2004 compared to $1,826 during the same period of 2003.

Other income (expense)

     Interest expense decreased $279 to $1,734 in the first quarter of 2004 from $2,013 during the same period of 2003. The decrease was primarily due to the combination of:

•	a decrease of approximately $179 due to Counsel’s conversion of $40,673 of debt to common stock, and offset by the addition of $4,050 in principal during the first quarter of 2004;

•	a decrease of approximately $20 which relates primarily to the lower average balance on our revolving credit facility.

     Interest and other income increased $1,375 to $1,377 for the first quarter of 2004 from $2 during the first quarter of 2003. The increase is due primarily due to a combination of:

•	a gain of $767 related to the discharge of certain obligations associated with our former participation with a consortium of owners in an indefeasible right of usage;

•	a gain of $565 related to our sale of 750,000 shares of BUI common stock in March of 2004.

     No such events occurred during the three months ended March 31, 2003.

Discontinued Operations

     In the first quarter of 2004, we recorded a gain from discontinued operations of $104 related to the agreement to sell the ILC operations to BUI entered into in December 2002. The sale closed on May 1, 2003. Contingent shares (10,714) of BUI stock were earned during the three months ended March 31, 2004, with a value of $104. In the first quarter of 2003, we recorded a loss from discontinued operations of $277 related to the ILC business.

Segment Profitability

     For the quarter ended March 31, 2004, our Telecommunications segment realized operating segment income of $1,242, while our Technologies segment recorded operating segment income of $79. We anticipate that through revenue growth and continued control of expenses, both segments will report operating income in future quarters. The measures of operating segment income and loss discussed above exclude $831 of income and expenses, net, that are not allocated to a specific segment. These consist primarily of selling, general and administrative costs, as well as $1,059 of interest expense. The measures above also exclude $565 of gain on the sale of a portion of our investment in BUI common stock and a gain of $767 recognized on the discharge of an obligation during the first quarter of 2004.

Item 3- Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Our cash equivalents are invested with high quality issuers and we limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has variable interest rates based on the prime rate of interest. Assuming the debt amount on our asset-backed facility at March 31, 2004 were constant during the next twelve-month period, the impact of a one percent increase in the prime interest rate would be an increase in interest expense of approximately $92 for the next twelve-month period. However, because the debt instrument is subject to an interest rate floor of 6.0%, a one percent decrease in the prime interest rate would have no impact on interest expense during the next twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

     We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4 – Controls and Procedures.

     As of the end of the period covered by this quarterly report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

     Further, there were no changes in the Company’s internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings.

     On April 16, 2004, certain shareholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”) against the Company, WorldxChange Corporation, Counsel Communications LLC, and Counsel Corporation as well as certain present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, inter alia, that the Defendants, in their respective roles as controlling shareholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims in their entirety are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

     The Company is involved in various other legal matters arising out of its operations in the normal course of business. None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     During the three months ending March 31, 2004, approximately 69,000 options have been issued to employees under the 2003 Employee Stock Option and Appreciation Rights Plan. These options are issued with exercise prices that equal or exceed fair value on the date of the grant and vest over a 4-year period pursuant to the grantee’s continued employment with the Company. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933.

     Additionally, approximately 175,000 warrants have been issued under the Acceris Communications Inc. Platinum Agent Program at an exercise price of $3.50 per share. See Note 13 to the condensed consolidated financial statements included in Part I herein for a description of the vesting provisions of these warrants. The Company relied on an exemption from registration under Regulation D under the Securities Act of 1933.

Item 3 – Defaults Upon Senior Securities.

     None.

Item 4 – Submission of Matters to a Vote of Security Holders.

     None.

Item 5 – Other Information.

     None.

Item 6 – Exhibits and Report on Form 8-K.

(a)	Exhibits

10.1 Amended and Restated Stock Pledge Agreement dated January 26, 2004 between Acceris and Counsel

10.2 Promissory Note for $917,095 dated March 31, 2004 between Acceris and Counsel Corporation (US)

10.3 Promissory Note for $2,050,000 dated March 12, 2004 between Acceris and Counsel Corporation

31.1 Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) – Report on Form 8-K

(i)	On March 9, 2004, the Company furnished a Current Report on Form 8-K, which included information regarding meetings, interviews and telephone conversations with investors, potential investors and analysts in which the Company’s representatives provided certain information regarding its recent performance and financial outlook.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Acceris Communications inc.
(Registrant)

Date: May 11, 2004	By:	/s/	Allan C. Silber

Allan C. Silber
Chairman of the Board of Directors and Chief
Executive Officer

	By:	/s/	Gary M. Clifford

Gary M. Clifford
Chief Financial Officer and Vice President of Finance