Form 10-Q
period 2004-06-30
ACCERIS COMMUNICATIONS INC
filed 2004-09-30
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(858) 547-5700
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of August 6, 2004, there were 19,262,095 shares of common stock $0.01 par value outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands of dollars, except share and per share amounts)	2004	2003
	(unaudited)	(unaudited)
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,357	$2,033
Accounts receivable, less allowance for doubtful accounts of $1,352 and $1,764 at June 30, 2004 and December 31, 2003, respectively	14,352	18,018
Investment in preferred and common stock	—	2,058
Other current assets	1,813	2,202

Total current assets	18,522	24,311
Furniture, fixtures, equipment and software, net	6,237	8,483
Other assets:
Intangible assets, net	2,593	3,297
Goodwill	1,120	1,120
Investment in preferred stock	1,100	1,100
Other assets	728	743

Total assets	$30,300	$39,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$27,322	$29,113
Unearned revenue	1,496	5,678
Revolving credit facility	7,154	12,127
Current portion of notes payable	138	1,254
Current portion of obligations under capital leases	2,825	2,715

Total current liabilities	38,935	50,887
Notes payable, less current portion	724	772
Obligations under capital leases, less current portion	191	1,631
Notes payable to a related party, net of unamortized Beneficial Conversion Features	42,122	28,717

Total liabilities	81,972	82,007

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 619 at June 30, 2004 and December 31, 2003, liquidation preference of $613 at June 30, 2004 and December 31, 2003	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,262,095 at June 30, 2004 and December 31, 2003	192	192
Additional paid-in capital	183,581	182,879
Accumulated deficit	(235,451)	(226,030)

Total stockholders’ deficit	(51,672)	(42,953)

Total liabilities and stockholders’ deficit	$30,300	$39,054

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
		(as restated)		(as restated)

Revenues:
Telecommunications services	$26,419	$35,995	$61,142	$66,362
Technology licensing and development	90	1,050	540	1,050

Total revenues	26,509	37,045	61,682	67,412

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation expense on telecommunications network assets of $1,294 and $1,056 for the three months ended June 30, 2004 and 2003, respectively, and $2,639 and $2,086 for the six months ended June 30, 2004 and 2003, respectively, included in depreciation and amortization below)	15,477	21,319	32,112	47,068
Selling, general and administrative	14,074	14,617	28,834	28,841
Provision for doubtful accounts	1,740	1,131	2,967	2,306
Research and development	106	—	106	—
Depreciation and amortization	1,653	1,758	3,357	3,584

Total operating costs and expenses	33,050	38,825	67,376	81,799

Operating loss	(6,541)	(1,780)	(5,694)	(14,387)

Other income (expense):
Interest expense	(2,487)	(3,394)	(6,022)	(6,309)
Interest and other income	812	1	2,189	3

Total other income (expense)	(1,675)	(3,393)	(3,833)	(6,306)

Loss from continuing operations	(8,216)	(5,173)	(9,527)	(20,693)
Gain from discontinued operations (net of $0 tax)	—	371	104	94

Net loss	$(8,216)	$(4,802)	$(9,423)	$(20,599)

Basic and diluted weighted average shares outstanding	19,262	5,834	19,262	5,834
Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.43)	$(0.88)	$(0.50)	$(3.55)
Gain from discontinued operations	—	0.06	0.01	0.02

Net loss per common share	$(0.43)	$(0.82)	$(0.49)	$(3.53)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands of dollars)	2004	2003
		(as restated)

Cash flows from operating activities:
Net loss	$(9,423)	$(20,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,357	3,584
Provision for doubtful accounts	2,967	2,306
Decrease in allowance for impairment of net assets of discontinued operations	(148)	(169)
Gain on sale of investment in common stock	(1,376)	—
Accrued interest added to loan principal	1,929	2,122
Expense associated with stock options issued to non-employee for services	9	—
Settlement of note payable	—	(394)
Gain on discharge of obligation	(767)	—
Management benefit conferred by controlling shareholder	115	—
Stock received as payment on technology licensing agreement	—	(1,100)
Amortization of discount on notes payable to related party	2,599	2,373
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	699	(4,588)
Other assets	390	(436)
Unearned revenue	(4,182)	9,307
Accounts payable and accrued liabilities	(1,021)	2,509

Net cash used in operating activities	(4,852)	(5,085)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(393)	(1,305)
Cash received from sale of assets	—	160
Cash received from sale of investments in common stock, net	3,582	—

Net cash provided by (used in) investing activities	3,189	(1,145)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	9,439	100
Proceeds from (repayment of) revolving credit facility, net	(4,973)	5,762
Payment of capital lease and note payable obligations	(1,390)	(1,268)
Payment of note payable to RSL Estate	(1,104)	—
Costs paid by controlling shareholder	15	64

Net cash provided by financing activities	1,987	4,658

Increase (decrease) in cash and cash equivalents	324	(1,572)
Cash and cash equivalents at beginning of period	2,033	3,620

Cash and cash equivalents at end of period	$2,357	$2,048

Supplemental schedule of non-cash investing and financing activities:
Preferred stock received in exchange for assets of discontinued operations	$—	$1,691

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 – Description of Business and Principles of Consolidation

     The unaudited condensed consolidated financial statements include the accounts of Acceris Communications Inc. (formerly I-Link Incorporated) and its wholly owned subsidiaries Acceris Communications Corp. (“ACC,” formerly WorldxChange Corp.); I-Link Communications Inc., (“ILC”), which is substantially included in discontinued operations; Transpoint Holdings Corporation, which includes the purchased assets of Transpoint Communications, LLC and the purchased membership interest in Local Telecom Holdings, LLC (collectively, “Transpoint”), which the Company purchased in July 2003; and Acceris Communications Technologies, Inc. These entities combined are referred to as “Acceris” or the “Company” in these unaudited condensed consolidated financial statements.

     We are a broad-based communications company, servicing residential, small and medium-sized businesses and corporate accounts in the United States. We provide a range of products from local dial tone, domestic and international long-distance voice services to fully managed, integrated data and enhanced services. We are a US facilities-based carrier with points of presence in 30 major US cities. Our voice network features 11 voice switches and nationwide Feature Group D (“FGD”) access which enables low cost call origination. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Finally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad, which allows for efficient call management and least cost routing.

     We currently manage our Company through two business segments. The Telecommunications segment provides voice and data services to our residential customers and large corporate accounts, while the Technologies segment is responsible for commercialization of our proprietary soft-switch technology and underlying intellectual property, including the Company’s Voice over Internet Protocol (“VoIP”) patent portfolio.

Telecommunications

     Our Telecommunications segment offers a broad range of voice and data products and services to residential, small office/home office (“SOHO”) and small-medium sized enterprises (“SME”), and corporate accounts through a network of multi-level marketing (“MLM”) agents, commercial agents, affinity groups and outbound telemarketing. Our customers are serviced through direct sales and support teams who offer fully managed and fully integrated voice and data solutions.

     We have capitalized upon a unique synthesis of marketing and network capabilities. Through the strength of our agent network we are adding new customers each month, many of them with a strong international usage component. Due to our favorable cost structure and network optimization, we offer competitive rates to selected international regions. We continue to experience customer attrition particularly with our 10-10-XXX customer base which we have not marketed directly since 2002. We have also seen the average revenue per user (“ARPU”) decline. The Company’s domestic telephone network continues to operate at well below available capacity leading to cost inefficiencies. We attribute this to increased cellular penetration and deregulation in various countries which have lower rates per month in those markets. This is most evident in India in 2004. Additionally, regulatory uncertainty exists in the domestic telephone markets due to recent court decisions. Future regulatory changes may penalize or benefit the current operations of the business.

     We differentiate ourselves to our residential customers by offering attractively priced bundles of international minutes, both on a stand alone basis and as part of a local dial tone + long-distance package to preferred destinations, and by specialized customer service, which includes in-language customer support. By using this targeted strategy, we have acquired a substantial number of ethnic users whose monthly spending on telecommunications services is generally higher than that of the average retail customer.

     Our proprietary technology enables us to offer unbundled value-added services such as voicemail, unified messaging and on-the-fly conferencing at a low cost, creating another competitive advantage when targeting retail customers. These features distinguish us from mass-market providers that typically offer higher priced, “one-size-fits-all” national and international rate plans. We are in the process of productizing and deploying this technology.

     Our direct sales force focuses on multi-location customers with limited information technology (“IT”) resources. By taking a consultative approach to network solutions and providing in-depth analysis of our customers’ business needs and operating environments, we are able to design and deliver competitively priced and customized voice and data solutions. Our commercial customers also benefit from our relationships with multiple providers, which ensures superior service with respect to network redundancy, cost and supplier risk. We are able to offer strong customer service due to easy access to information and to our engineering, technical and administrative staffs.

Technologies

     Our Technologies segment offers a proven network convergence solution for the deployment of IP-based voice and data services over a single network. We have over nine years of experience developing VoIP technologies. Our proprietary soft-switch solution both enables existing telecom service providers to reduce telecommunications costs and permits new communications service providers to enter the enhanced communications market with limited investment. In addition, we have a patent portfolio that includes two VoIP patents (the “VoIP Patents”) which we believe are foundational VoIP patents for communications over traditional telecommunication networks. We are pursuing opportunities to leverage our patents through a focused licensing strategy that targets carriers, equipment vendors and customers who are deploying IP for phone-to-phone communication.

     All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Management believes that the unaudited interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The December 31, 2003, condensed consolidated balance sheet presented herein is derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K, for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

     The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of those to be expected for the entire year ending December 31, 2004.

Note 2 – Restatement

The consolidated financial statements of the company have been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to correct for the misapplication of the accounting principles of Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”). The restated numbers are included in the year to date results as presented in the accompanying consolidated financial statements.

On September 20, 2004, management of the Company concluded that the accounting principles as set forth in EITF 00-27, regarding Beneficial Conversion Features (“BCF”), had not been properly applied in current and prior years to its convertible debentures issued in March 2001. The initial determination of the BCF in 2001 at the issue date was correct. However, adjustments to the number of shares and their conversion price were made under the debentures’ anti-dilution provisions. The various anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company’s previous public filings. However, the principles under EITF 00-27 also require a redetermination of the BCF at each date an anti-dilution event occurred. This redetermination was not completed in prior reporting periods. Additionally, the accumulation of unpaid interest costs on these same convertible debentures has been deemed to be interest paid in kind (“PIK”); such interest also contains a conversion feature, which once assessed as PIK interest required the determination of a BCF. This determination was not made by the Company in its prior reportings.

This matter was raised by the Company’s recently appointed independent auditors, BDO Seidman, LLP (“BDO”), in the course of their review of the Company’s prior public filings. After discussions among the Company’s management, BDO, and the Company’s prior auditors, PricewaterhouseCoopers, LLP (“PwC”), the Company’s management concluded that a correction of the prior accounting on this matter was required. The Company’s management brought the matter for consideration before the Audit Committee and the full Board of Directors of the Company. Having considered the circumstances underlying the accounting errors and their effects upon the Company’s prior filings, and having discussed the matter with the BDO and PwC representatives as well as the Company’s management, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company’s management to amend certain previously filed public reports.

The correction of these errors results in an increase in deemed interest expense and net loss, in all reporting periods from the fourth quarter of 2002 through the first quarter of 2004, and a reduction in reported liabilities and stockholders’ deficit in all reporting periods from the fourth quarter of 2002 through the first quarter of 2004. The effect of these errors is detailed, by reporting period, below. The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations.

Effect of the restatements on the consolidated statements of operations
(in thousands of dollars except per share amounts)
(per share information reported on a post 20:1 stock consolidation basis for all periods shown. Stock consolidation enacted in the fourth quarter of 2003)

	Three months	Three months	Three months	Three months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
Net income (loss) as currently reported on Form 10-K or 10-Q	$(11,117)	$(14,895)	$(3,713)	$(3,257)	$(4,456)	$594
Correction of EITF 00-27 errors	(301)	(902)	(1,089)	(1,337)	(1,779)	(1,801)

Net loss as expected to be reported on revised Form 10-K or 10-Q	$(11,418)	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(1,207)

Net income (loss) per share as currently reported on Form 10-K or 10-Q	$(1.92)	$(2.55)	$(0.64)	$(0.56)	$(0.44)	$0.03

Net loss per share as expected to be reported on revised Form 10-K or 10-Q	$(1.96)	$(2.71)	$(0.82)	$(0.79)	$(0.59)	$(0.06)

Effect of the restatements on the consolidated balance sheets
(in thousands of dollars)

	As at	As at	As at	As at	As at	As at
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
Notes payable to a related party:
As currently reported on Form 10-K or 10-Q	$30,058	$30,496	$30,985	$33,483	$35,073	$41,060
Correction of EITF 00-27 errors	(6,109)	(5,364)	(4,437)	(3,265)	(6,356)	(4,834)
As expected to be reported on revised Form 10-K or 10-Q	$23,949	$25,132	$26,548	$30,218	$28,717	$36,226

Additional paid-in capital:
As currently reported on Form 10-K or 10-Q	$129,553	$129,553	$129,618	$129,618	$171,115	$171,192
Correction of EITF 00-27 errors	6,410	6,567	6,729	6,894	11,764	12,043
As expected to be reported on revised Form 10-K or 10-Q	$135,963	$136,120	$136,347	$136,512	$182,879	$183,235

Accumulated deficit As currently reported on Form 10-K or 10-Q	$(194,301)	$(209,196)	$(212,909)	$(216,166)	$(220,622)	$(220,028)
Correction of EITF 00-27 errors	(301)	(1,203)	(2,292)	(3,629)	(5,408)	(7,209)
As expected to be reported on revised Form 10-K or 10-Q	$(194,602)	$(210,399)	$(215,201)	$(219,795)	$(226,030)	$(227,237)

Stockholders’ equity (deficit):
As currently reported on Form 10-K or 10-Q	$(63,925)	$(78,820)	$(82,468)	$(85,725)	$(49,309)	$(47,292)
Correction of EITF 00-27 errors	6,109	5,364	4,437	3,265	6,356	4,834
As expected to be reported on revised Form 10-K or 10-Q	$(57,816)	$(73,456)	$(78,031)	$(82,460)	$(42,953)	$(42,458)

Note 3 – Summary of Significant Accounting Policies

Net loss per share

     Basic earnings per share is computed based on the weighted average number of Acceris common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company has a net loss for the three and six month periods ended June 30, 2003 and 2004, basic and diluted loss per share are the same.

     Potential common shares that were not included in the computation of diluted earnings per share because they would have been anti-dilutive are as follows:

	June 30, 2004	June 30, 2003
Assumed conversion of Series N preferred stock	24,760	24,760
Assumed conversion of convertible debt	2,599,350	6,419,150
Assumed exercise of options and warrants to purchase shares of common stock	2,377,030	436,650

	5,001,140	6,880,560

Investments

     Dividends and realized gains and losses on securities are included in other income in the condensed consolidated statements of operations.

     The Company holds investments in convertible preferred stock of AccessLine Communications Corporation (“AccessLine”). The convertible preferred stock is accounted for under the cost method, as the preferred securities are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over this entity. As of June 30, 2004 and December 31, 2003, the carrying value of the preferred stock was $1,100. The Company monitors this investment for impairment annually by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair value of the security is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information. See Note 6 for further discussion of the Company’s investment in AccessLine convertible preferred stock.

Concentrations

Concentrations of risk with third party providers:

     Acceris utilizes the services of certain local exchange carriers (“LECs”) to bill and collect from customers for a significant portion of its revenues. If the LECs were unable or unwilling to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience may be adversely affected during this transition period. If the LECs were unable to remit payments received from their customers relating to Acceris billings, the Company’s operations and cash position may be adversely affected. Management believes it has good business relationships with the LECs.

     The Company depends on certain large telecommunications carriers to provide network services for significant portions of the Company’s telecommunications traffic. If these carriers were unwilling or unable to provide such services in the future, the Company’s ability to provide services to its customers may be adversely affected and the Company might not be able to obtain similar services from alternative carriers on a timely basis or on terms acceptable to the Company. Management believes it has good business relationships with its key carriers.

Concentrations of credit risk

     The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in the United States. The Company’s customers are generally concentrated in the areas of highest population in the United States, more specifically California, Florida, New York, Texas and Illinois. No single customer accounted for over 10% of revenues in the three and six month periods ending June 30, 2004 or 2003. The Company performs ongoing credit evaluations of its larger carrier and retail business customers but generally does not require collateral to support customer receivables.

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

Stock-based compensation

     At June 30, 2004, the Company had several stock-based compensation plans, which are described more fully in Note 18 to the audited consolidated financial statements contained in our most recently filed Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB 25”). Stock-based employee compensation cost is not reflected in net loss, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, see below for a tabular presentation of the pro forma stock-based compensation cost, net loss and loss per share as if the fair value-based method of expense recognition and measurement prescribed by SFAS 123 had been applied to all employee options. Options granted to non-employees (excluding non-employee members of the Company’s Board of Directors), consultants and marketing agents are recognized and measured using the fair value-based method prescribed by SFAS 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)

Net loss as reported	$(8,216)	$(4,802)	$(9,423)	$(20,599)
Deduct:
Employee stock-based compensation cost determined under the fair value-based method for all awards, net of $0 tax	(161)	(18)	(338)	(36)

Pro forma net loss	$(8,377)	$(4,820)	$(9,761)	$(20,635)

Net loss per share, basic and diluted:
As reported	$(0.43)	$(0.82)	$(0.49)	$(3.53)
Pro forma	$(0.43)	$(0.83)	$(0.51)	$(3.54)

Note 4 – Liquidity and Capital Resources

     The Company has incurred substantial operating losses and negative cash flows from operations since inception. At June 30, 2004 the Company had a stockholders’ deficit of $51,672 ($42,953 – December 31, 2003), negative working capital of $20,413 ($26,576 – December 31, 2003), amounts due to its controlling shareholder of $42,122 ($28,717 – December 31, 2003) and $7,154 ($12,127 – December 31, 2003) owing under its revolving credit facility (included in working capital). There are $nil additional borrowings available under the revolving credit facility at June 30, 2004.

     The related party debt is owed to the Company’s controlling shareholder, Counsel Corporation (collectively with all its subsidiaries “Counsel”) and is due at December 31, 2005, subject to certain contingent acceleration clauses linked to the raising of capital. In addition to the Company’s expectation of raising funds in the remainder of 2004 from third parties, the Company has a funding commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements (the “Keep Well”) through June 30, 2005. During the first six months of 2004, Counsel advanced the Company $9,439 under the Keep Well, and converted $1,929 of accrued interest into principal.

     The revolving credit facility is provided by an asset based lender. The asset based lender is secured by a first lien on all of the assets of ACC. Borrowings under the facility are based on various advance rates of the accounts receivable base subject to certain reductions and covenants. Amounts available under the asset based facility are subject to change based upon the level of receivables and other related factors, such as the aging of accounts, customer concentrations, etc. Borrowings under this facility are classified as a current liability due to the demand nature of the borrowings. The facility matures on June 30, 2005. The Company is looking to extend the term of the facility beyond its current maturity date, or to replace the facility prior to maturity.

     In August 2004, the Company implemented a resizing of the organization targeted at reducing its operating costs. The cost cutting reflects both the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years, and management’s commitment to its objective of achieving break-even operating income by the end of 2004, despite softening revenue and regulatory uncertainty. Approximately 20 percent of the Company’s work force has been removed from the organization. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. The Company anticipates that it will record expenses of between $1,000 and $2,000 during the third quarter ended September 30, 2004 related to this restructuring. Restructuring charges will include employee reduction costs and lease termination costs and may include additional charges related to potential asset impairments.

     The Company does not expect to generate net cash flow from operating activities in the remainder of 2004. The Company expects that funding to support its operations will be derived from proceeds from a third party fund raise which may take the form of debt, equity or a hybrid instrument, or from the proceeds on the sale of assets in addition to advances under the Keep Well. In the first half of 2004, the Company was funded primarily by increases in related party debt and from the proceeds on the sale of the shares held in BUI.

     Management intends to raise funds from third parties to support the operating needs of the business. Use of funds from such arrangements may include such uses as funding operations, improving working capital, repaying obligations of the business and funding future merger and acquisition activities. There can be no assurance that the Company’s capital raising efforts will be successful or can occur on favorable terms to existing security or debt holders.

     There continues to be no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, extend, repay or refinance its debt with Counsel or its asset based lender on favorable terms, or obtain an extension of the existing funding commitment from Counsel or its asset based lender beyond their respective maturity dates. This circumstance raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

Note 5 – Composition of Certain Financial Statements Captions

     Furniture, fixtures, equipment and software consisted of the following:

	June 30, 2004	December 31, 2003
Telecommunications network equipment	$14,303	$14,196
Furniture, fixtures and office equipment	4,251	4,059
Building /leasehold improvements	313	305
Software and information systems	2,072	1,986

	20,939	20,546
Less accumulated depreciation and amortization	(14,702)	(12,063)

	$6,237	$8,483

     Included in telecommunications network equipment was $9,752 and $9,739 in assets acquired under capital leases at June 30, 2004 and December 31, 2003, respectively. Accumulated amortization on these leased assets was $7,569 and $6,382 at June 30, 2004 and December 31, 2003, respectively.

     Intangible assets consisted of the following:

	June 30, 2004
	Amortization		Accumulated
	period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	$(849)	$1,157
Agent relationships	36 months	2,116	(770)	1,346
Agent contracts	12 months	242	(242)	—
Patents	60 months	100	(10)	90

		4,464	(1,871)	2,593
Goodwill		1,120	—	1,120

Total intangible assets and goodwill		$5,584	$(1,871)	$3,713

	December 31, 2003
	Amortization		Accumulated
	period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	$(510)	$1,496
Agent relationships	36 months	2,116	(415)	1,701
Agent contracts	12 months	242	(242)	—
Patents	60 months	100	—	100

		4,464	(1,167)	3,297
Goodwill		1,120	—	1,120

Total intangible assets and goodwill		$5,584	$(1,167)	$4,417

     Amortization expense for the three months ended June 30, 2004 and 2003 was $366 and $174, respectively. Amortization expense for the six months ended June 30, 2004 and 2003 was $718 and $397, respectively.

     Accounts payable and accrued liabilities consisted of the following:

	June 30, 2004	December 31, 2003
Accounts payable	$10,209	$3,370
Telecommunications and related accruals	2,916	9,840
Regulatory fees	6,694	6,790
Other	7,503	9,113

	$27,322	$29,113

Note 6 – Investments

     Prior to June 21, 2004, the Company held an investment in the common stock of Buyers United Inc. (“BUI”), which investment was acquired as consideration received related to the sale of the operations of ILC. At the time of the sale of the ILC business, the purchase price consideration paid by BUI was in the form of convertible preferred stock, with additional shares of preferred stock received subsequently based on contingent earn out provisions in the purchase agreement. In addition, common stock dividends were earned on the preferred stock holding. On March 16, 2004, the Company converted its preferred stock into 1,500,000 shares of BUI common stock, and sold 750,000 shares at $2.30 per share in a private placement transaction. This sale resulted in a gain of approximately $565, which is included in interest and other income in the three months ended March 31, 2004 and was based on specific identification of the securities sold and their related cost basis. Through several open market transactions during the three months ended June 30, 2004, the Company sold the remaining 808,546 of these shares, resulting in a gain of approximately $811. These gains are included in other income in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2004.

     The Company’s investments as of June 30, 2004 consist of convertible preferred stock in AccessLine. This stock was received as consideration for a licensing agreement in the second quarter of 2003 and was reflected in technology licensing and development revenues for that quarter, at its carrying value of $1,100.

Note 7 – Network Service Offering

     The Company, through its Telecommunications segment (see Note 16 for further discussion of the Company’s segments), began to sell a network service offering in November 2002. The Company ceased selling this network service offering in July 2003. Revenues for the Company’s network service offering are accounted for using the unencumbered cash receipt method. The Company determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing. Under its agreements with the LECs, cash collections remitted to the Company are subject to adjustment, generally over several months. Accordingly, the Company recognizes revenue when the actual cash collections to be retained by the Company are finalized and unencumbered. There was no further billing of customers for the network service offering subsequent to the program’s termination. During the three and six months ended June 30, 2004, the Company recognized $190 and $6,553, respectively, as non-recurring revenue from prior-year sales of this service offering as prior period cash collections were finalized. At June 30, 2004, the Company was awaiting the reconciliation from two remaining LECs, leaving approximately $161 of cash receipts that were still subject to adjustment by the LECs and therefore encumbered. This amount is included in unearned revenue at June 30, 2004.

     At March 31, 2004, the Company had not paid the service provider approximately $519 which was previously reserved pursuant to services provided in July 2003, which were expensed as a telecommunications cost in the third quarter of 2003. During the second quarter of 2004, a settlement was reached with the service provider whereby the Company paid approximately $300 to the service provider, rendering all parties free and clear of all future obligations under the plan. The discharge of the remaining $219 obligation is included as an offset to telecommunications expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2004.

Note 8 – Discharge of Obligation

     In the first quarter of 2004, the Company was discharged of an obligation totaling $767 owed to a consortium of owners of a certain telecommunications asset, to which the Company previously held an indefeasible right of usage. The discharge of the obligation is included in interest and other income in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2004.

Note 9 – Patent Residual Option

     In the fourth quarter of 2003, Acceris acquired Patent No. 6,243,373 from an arms length party. Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and or enforcement actions from the combined Acceris VoIP Patents (i.e. Patent No. 6,243,373 and 6,438,124). Net proceeds are defined as amounts collected from the third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs. At that time of closing, Acceris was granted the right to decrease the residual payable from 35% to 30% on or before June 30, 2004 for an additional payment of $614 and based upon exercising the right to decrease the residual from 35% to 30% Acceris would have the additional right to decrease its residual payable from 30% to 15% for an additional $5,000. In the second quarter, Acceris was granted an extension through July 31, 2004 of its right to decrease the residual from 35% to 30% for no additional consideration by the arms length party. As of August 31, 2004, Acceris was subsequently granted a further extension of its right to decrease its residual from 35% to 30% through September 30, 2004 for no additional consideration. The additional right to decrease the residual from 30% to 15%, which is preconditioned on the decrease of residual from 35% to 30% remains in full force and effect.

Note 10 – Discontinued Operations

     On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to BUI. The sale included the physical assets required to operate Acceris’ nationwide network using its patented VoIP technology (constituting the core business of ILC) and a non-exclusive license in perpetuity to use Acceris’ proprietary software platform. The sale closed on May 1, 2003 and provided for a post closing cash settlement between the parties. The sale price consisted of 300,000 shares of Series B convertible preferred stock (8% dividend) of BUI, subject to adjustment in certain circumstances, of which 75,000 shares were subject to an earn-out provision (contingent consideration). The fair value of the 225,000 shares (non-contingent consideration) of BUI convertible preferred stock was determined to be $1,350 as of December 31, 2002. The earn-out took place on a monthly basis over a fourteen-month period, which began January 2003. The Company recognized the value of the earn-out shares as additional sales proceeds when earned. During the year ended December 31, 2003, 64,286 shares of the contingent consideration with a fair value of $566 were earned and included as a component of gain (loss) from discontinued operations (32,142 shares with a fair value of $371 were earned in the six months ended June 30, 2003). As of December 31, 2003, the combined fair value of the 225,000 original shares and the 64,286 shares earned from the contingent consideration was determined to be $1,916. See Note 5 for a discussion of the disposition of these shares in the six months ended June 30, 2004.

     In the first quarter of 2004, the Company recorded a gain from discontinued operations of $104. This gain was due to the receipt in January 2004 of the remaining 10,714 shares of common stock as contingent consideration, which is recorded as additional gain from discontinued operations. Upon closing of the sale, BUI assumed all operational losses subsequent to December 2002. Accordingly, the gains of $371 and $94 for the three and six months ended June 30, 2003, respectively, include the increase in the sales price for the losses incurred since December 6, 2002.

Note 11 – Income Taxes

     The Company recognized no income tax benefit from the losses generated in the six months ended June 30, 2004 and 2003 because of the uncertainty surrounding the realization of the related deferred tax asset. Pursuant to Section 382 of the Internal Revenue Code, annual usage of the Company’s net operating loss carryforwards is limited as a result of previous cumulative changes of ownership resulting in a change of control of the Company. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

Note 12 – Related Party Transactions

     During the six months ended June 30, 2004, Counsel, Acceris’ controlling shareholder, advanced $9,439 and converted $1,929 of interest payable to principal. All loans from Counsel mature on December 31, 2005 and accrue interest at rates ranging from 9% to 10%, with interest compounding quarterly and some of the loans are subject to an accelerated maturity in certain circumstances. At June 30, 2004, no events resulting in accelerated maturity had occurred. The Keep Well from Counsel expires on June 30, 2005 and provides a commitment to fund through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company.

     The Chief Executive Officer (“CEO”) of Acceris is an employee of Counsel. As CEO, he is entitled to an annual salary of $275 and a discretionary bonus of up to 100% of the base salary.

     Counsel provided additional management services through Acceris’ President, Chief Financial Officer and Corporate Secretary, who are also employees of Counsel. No contractual arrangement exists for these services so the contribution of these individuals are considered as a conferred benefit by the controlling shareholder resulting in the recording of an expense of $115 for the six months ended June 30, 2004. This expense is included in selling, general and administrative expenses and results in an increase in paid-in capital.

Note 13 – Commitments and Contingencies

Legal Proceedings

     On April 16, 2004, certain shareholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”) against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as certain present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, inter alia, that the Defendants, in their respective roles as controlling shareholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims in their entirety are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

     Acceris and several of Acceris’ current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the derivative suit above. The Company believes that these claims in their entirety are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

     In connection with the Company’s efforts to enforce its patent rights, Acceris Communications Technologies Inc. filed a patent infringement lawsuit against ITXC Corp. (“ITXC”) in the United States District Court of the District of New Jersey on April 14, 2004. The complaint alleges that ITXC’s VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” On May 7, 2004, ITXC filed a lawsuit against Acceris Communications Technologies Inc., and the Company, in the United States District Court for the District of New Jersey for infringement of five ITXC patents relating to VoIP technology, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network. The Company believes that the allegations contained in ITXC’s complaint are, in their entirety, without merit and the Company intends to provide a vigorous defense to ITXC’s claims. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

     At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act, provided their shares were not voted in favor of the amendment. In January 2004, appraisal notices in compliance with Florida corporate statutes were sent to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, being $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of our common stock. Stockholders who did not accept our offer were required to indicate their own estimate of fair value. Because Acceris did not agree with the estimates submitted by many of the dissenting shareholders,

Acceris has sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, Acceris filed suit against the dissenting shareholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

     The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 14 – Agent Warrant Program

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

     As of June 30, 2004, 600,000 warrants have been issued under the Agent Warrant Program, none of which have met the requirements to begin vesting. The warrants issued under the plan will be accounted for under the provisions of the FASB’s Emerging Issue Task Force’s (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Accordingly, the Company will recognize an expense associated with these warrants over the vesting period based on the then current fair market value of the warrants calculated at each reporting period. At such time as the vesting for any warrants begins, the expense will be included in selling, general and administrative expense. As the vesting period has not commenced for any of the warrants issued prior to June 30, 2004, no expense has been recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2004.

Note 15 – Subsequent Event

     In August 2004, the Company implemented a resizing of the organization targeted at reducing its operating costs. The cost cutting reflects both the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years, and management’s commitment to its objective to achieving break-even operating income by the end of 2004, despite softening revenue and regulatory uncertainty. Approximately 20 percent of the Company’s work force has been removed from the organization. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. The Company anticipates that it will record expenses of between $1,000 and $2,000 during the third quarter ended September 30, 2004 related to this restructuring. Restructuring charges will include employee reduction costs and lease termination costs and may include additional charges related to potential asset impairments. Management is in the process of assessing the impact of these measures on other assets.

     In September 2004, the Company reached a settlement with the estate of Worldxchange relating to its June 2001 acquisition of the assets of Worldxchange Corporation. Pursuant to this settlement the Company has been discharged of approximately $200 of recorded liabilities and further expects to receive additional proceeds of less than $50 that will be recorded as income when collected.

Note 16 – Segment Reporting

     In the first quarter of 2004, the Company changed the structure of its internal organization and the method upon which it evaluates its performance. Previously, the Company had three segments consisting of Enterprise, Retail and Technologies, which primarily distinguished themselves by the product offerings available. In the first quarter of 2004, management began to evaluate the Company as two divisions consisting of Telecommunications and Technologies. The Company uses the information available by division to evaluate management and Company performance and to make decisions regarding the allocation of Company assets. Telecommunications includes the operations of the assets and liabilities purchased from WorldxChange (which we acquired in June 2001) and the Agent and Enterprise business of RSL, which were acquired in December 2002. This segment offers a dial around telecommunications product, a 1+ product and a local dial tone bundled offering through MLM, commercial agents and telemarketing channels. This segment also offers voice and data solutions to business customers through an in-house sales force. The Technologies segment offers a fully developed network convergence solution for voice and data and licenses its technology to third party users. Prior period amounts have been restated to conform to this presentation.

     There are no material inter-segment revenues. The Company’s business is conducted principally in the U.S.; foreign operations are not significant. The table below presents information about the segments of the Company as of and for the three and six months ended June 30, 2004.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)

Revenues from external customers:
Telecommunications	$26,419	$35,995	$61,142	$66,362
Technologies	90	1,050	540	1,050

Total revenues from external customers for reportable segments	$26,509	$37,045	$61,682	$67,412

Segment income (loss):
Telecommunications	$(5,819)	$(2,057)	$(4,644)	$(14,716)
Technologies	(486)	476	(407)	402

Total segment income (loss) for reportable segments	(6,305)	(1,581)	(5,051)	(14,314)
Unallocated amounts in consolidated net loss:
Amortization of discount on notes payable	—	(192)	(104)	(382)
Gain on discharge of obligation	—	—	767	—
Gain on sale of investment in common stock	812	—	1,376	—
Corporate interest expense, net	(2,490)	(2,451)	(5,872)	(4,646)
Other corporate expenses	(233)	(949)	(643)	(1,351)

Consolidated net loss from continuing operations	$(8,216)	$(5,173)	$(9,527)	$(20,693)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the related notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”). All numbers are in thousands of dollars except for share and per share data.

Forward Looking Information

     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words “may,” "will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

     Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors, which are more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, include, without limitation:

     1) Our ability to:

•	finance and manage growth;

•	execute on the strategy and the business plans of management;

•	maintain our relationship with telecommunications carriers;

•	provide ongoing competitive services and pricing;

•	retain and attract key personnel;

•	operate effective network facilities;

•	maintain favorable relationships with local exchange carriers (“LECs”), long-distance providers and other vendors, including our ability to meet our usage commitments;

•	attract new subscribers while minimizing subscriber attrition;

•	continue to grow the distribution for our Telecommunications segment through multi level marketing (“MLM”), residential and commercial agents, and with our direct sales force;

•	continue to offer competitive local dial tone, long distance and data products and to expand the geographic reach of our local dial tone offering;

•	efficiently integrate completed acquisitions;

•	address legal proceedings in an effective manner;

•	maintain, operate and upgrade our information systems network;

•	maintain and operate our networks in a cost effective manner;

•	extend our related party debt beyond its December 31, 2005 maturity date or replace such debt on acceptable terms;

•	complete a third party debt or equity financing;

•	extend our asset based lending facility beyond its June 30, 2005 maturity or replace the facility on acceptable terms;

•	obtain Counsel’s continued commitment and ability to fund through June 30, 2005, the cash requirements of the business;

•	maintain compliance with existing and evolving federal and state governmental regulation of telecommunications providers;

     2) Adoption of new, or changes in, accounting principles; and

     3) Other risks referenced from time to time in our filings with the SEC and the Federal Communications Commission.

Restatement

The consolidated financial statements of the company have been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to correct for the misapplication of the accounting principles of Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”). The restated numbers are included in the year to date results as presented in the accompanying consolidated financial statements.

On September 20, 2004, management of the Company concluded that the accounting principles as set forth in EITF 00-27, regarding Beneficial Conversion Features (“BCF”), had not been properly applied in current and prior years to its convertible debentures issued in March 2001. The initial determination of the BCF in 2001 at the issue date was correct. However, adjustments to the number of shares and their conversion price were made under the debentures’ anti-dilution provisions. The various anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company’s previous public filings. However, the principles under EITF 00-27 also require a redetermination of the BCF at each date an anti-dilution event occurred. This redetermination was not completed in prior reporting periods. Additionally, the accumulation of unpaid interest costs on these same convertible debentures has been deemed to be interest paid in kind (“PIK”); such interest also contains a conversion feature, which once assessed as PIK interest required the determination of a BCF. This determination was not made by the Company in its prior reportings.

This matter was raised by the Company’s recently appointed independent auditors, BDO Seidman, LLP (“BDO”), in the course of their review of the Company’s prior public filings. After discussions among the Company’s management, BDO, and the Company’s prior auditors, PricewaterhouseCoopers, LLP (“PwC”), the Company’s management concluded that a correction of the prior accounting on this matter was required. The Company’s management brought the matter for consideration before the Audit Committee and the full Board of Directors of the Company. Having considered the circumstances underlying the accounting errors and their effects upon the Company’s prior filings, and having discussed the matter with the BDO and PwC representatives as well as the Company’s management, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company’s management to amend certain previously filed public reports.

The correction of these errors results in an increase in deemed interest expense and net loss, in all reporting periods from the fourth quarter of 2002 through the first quarter of 2004, and a reduction in reported liabilities and stockholders’ deficit in all reporting periods from the fourth quarter of 2002 through the first quarter of 2004. The effect of these errors is detailed, by reporting period, below. The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations.

Effect of the restatements on the consolidated statements of operations
(in thousands of dollars except per share amounts)
(per share information reported on a post 20:1 stock consolidation basis for all periods shown. Stock consolidation enacted in the fourth quarter of 2003)

	Three months	Three months	Three months	Three months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
Net income (loss) as currently reported on Form 10-K or 10-Q	$(11,117)	$(14,895)	$(3,713)	$(3,257)	$(4,456)	$594
Correction of EITF 00-27 errors	(301)	(902)	(1,089)	(1,337)	(1,779)	(1,801)
Net loss as expected to be reported on revised Form 10-K or 10-Q	$(11,418)	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(1,207)

Net income (loss) per share as currently reported on Form 10-K or 10-Q	$(1.92)	$(2.55)	$(0.64)	$(0.56)	$(0.44)	$0.03

Net loss per share as expected to be reported on revised Form 10-K or 10-Q	$(1.96)	$(2.71)	$(0.82)	$(0.79)	$(0.59)	$(0.06)

Effect of the restatements on the consolidated balance sheets
(in thousands of dollars)

	As at	As at	As at	As at	As at	As at
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
Notes payable to a related party:
As currently reported on Form 10-K or 10-Q	$30,058	$30,496	$30,985	$33,483	$35,073	$41,060
Correction of EITF 00-27 errors	(6,109)	(5,364)	(4,437)	(3,265)	(6,356)	(4,834)
As expected to be reported on revised Form 10-K or 10-Q	$23,949	$25,132	$26,548	$30,218	$28,717	$36,226

Additional paid-in capital:
As currently reported on Form 10-K or 10-Q	$129,553	$129,553	$129,618	$129,618	$171,115	$171,192
Correction of EITF 00-27 errors	6,410	6,567	6,729	6,894	11,764	12,043
As expected to be reported on revised Form 10-K or 10-Q	$135,963	$136,120	$136,347	$136,512	$182,879	$183,235

Accumulated deficit As currently reported on Form 10-K or 10-Q	$(194,301)	$(209,196)	$(212,909)	$(216,166)	$(220,622)	$(220,028)
Correction of EITF 00-27 errors	(301)	(1,203)	(2,292)	(3,629)	(5,408)	(7,209)
As expected to be reported on revised Form 10-K or 10-Q	$(194,602)	$(210,399)	$(215,201)	$(219,795)	$(226,030)	$(227,237)

Stockholders’ equity (deficit):
As currently reported on Form 10-K or 10-Q	$(63,925)	$(78,820)	$(82,468)	$(85,725)	$(49,309)	$(47,292)
Correction of EITF 00-27 errors	6,109	5,364	4,437	3,265	6,356	4,834
As expected to be reported on revised Form 10-K or 10-Q	$(57,816)	$(73,456)	$(78,031)	$(82,460)	$(42,953)	$(42,458)

Overview and Recent Developments

     We are a broad-based communications company, servicing residential, small and medium-sized businesses and large corporate accounts in the United States. We provide a range of products from local dial tone, domestic and international long-distance voice services to fully managed, integrated data and enhanced services. We are a facilities-based carrier with points of presence in 30 major U.S. cities. We currently have 11 voice switches and 17 data switches located throughout the United States. Our operational expertise and our focus on first-rate customer support enable us to provide high quality voice and data communications solutions.

     We currently manage our Company through two business segments. Our Telecommunications segment offers a broad selection of voice and data telecommunications products and services to residential and commercial customers through a network of independent agents, primarily via MLM and commercial agent programs. Our Technologies segment offers a proven network convergence solution for voice and data in Voice over Internet Protocol (“VoIP”) communications technology and holds two foundational patents in the VoIP space (U.S. Patent Nos. 6,243,373 and 6,438,124, together the “VoIP Patents”). We are pursuing efforts to license the technology supported by our patents to carriers and equipment manufacturers and suppliers in the IP telephony market.

     In August 2004, the Company implemented a resizing of the organization targeted at reducing its operating costs. The cost cutting reflects both the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years, and management’s commitment to its objective to achieving break-even operating income by the end of 2004, despite softening revenue and regulatory uncertainty. Approximately 20 percent of the Company’s work force have been removed from the organization. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. The Company anticipates that it will record expenses of between $1,000 and $2,000 during the third quarter ended September 30, 2004 related to this restructuring. Restructuring charges will include employee reduction costs and lease termination costs and may include additional charges related to potential asset impairments. Management is in the process of assessing the impact of these measures on other assets.

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

     Our development and transition is articulated below:

     Telecommunications:

     WorldxChange was a facilities-based telecommunications carrier providing international and domestic long-distance service to retail customers. At the time we purchased the business, WorldxChange consisted primarily of a dial-around product that allowed a customer to make a call from any phone by dialing a 10-10-XXX prefix. Since the acquisition, we have commenced offering a 1+ product (1+ products are those with which a customer directly dials a long-distance number from their telephone by dialing 1-area code-phone number) and have also begun to offer local communications products to our residential and small business customers. The local dial tone service is being provided under the terms of the Unbundled Network Element Platform (“UNE-P”) authorized by the Telecommunications Act of 1996 and was available in New York and New Jersey in the first quarter of 2004, and has since expanded to Pennsylvania, Massachusetts and Florida. Historically, WorldxChange marketed its services through consumer mass marketing techniques, including direct mail and direct response television and radio. In 2002, we revamped our channel strategy by de-emphasizing the direct mail channel and devoting our efforts to pursuing more profitable methods of attracting and retaining customers. We now use commercial agents as well as a network of independent commission agents recruited through an MLM program to attract and retain new customers. In 2004 we launched the Acceris Communications Inc. Platinum Agent Program which awards warrants to certain of our agents based on performance criteria as a means to attract and incentivize existing and new independent agents. In December 2002, we completed the purchase of certain assets of RSL from a bankruptcy proceeding. The purchase included the assets used by RSL to provide long-distance voice and data services, including frame relay, to their commercial customers and the assets used to provide long-distance and other voice services to small businesses and the consumer/residential market, which they referred to as their Agent business.

     In July 2003, we completed the purchase of Transpoint. The purchase of Transpoint provided us with further penetration into the commercial agent channel and a larger commercial customer base.

     Our Telecommunications segment offers a broad range of voice and data products and services to residential, small office/home office (“SOHO”) and small-medium sized enterprises (“SME”), and commercial customers through a network of MLM agents, commercial agents, affinity groups and outbound telemarketing. Our customers are serviced through direct sales and support teams who offer fully managed and fully integrated voice and data solutions.

     We have capitalized upon a unique synthesis of marketing and network capabilities. Through the strength of our agent network we are adding new customers each month, many of them with a strong international usage component. Due to our favorable cost structure and network optimization, we offer competitive rates to selected international regions. We continue to experience customer attrition particularly with our 10-10-XXX customer base which we have not marketed directly since 2002. We have also seen the average revenue per user (“ARPU”) decline. The Company’s domestic telephone network continues to operate at well below available capacity leading to cost inefficiencies. We attribute this to increased cellular penetration and deregulation in various countries which have lower rates per month in those markets. This is most evident in India in 2004. Additionally, regulatory uncertainty exists in the domestic telephone markets due to recent court decisions. Future regulatory changes may penalize or benefit the current operations of the business.

     We differentiate ourselves to our residential customers by offering attractively priced bundles of international minutes, both on a stand alone basis and as part of a local dial tone + long-distance package to preferred destinations, and by specialized customer service, which includes in-language customer support. By using this targeted strategy, we have acquired a substantial number of ethnic users whose monthly spending on telecommunications services is generally higher than that of the average retail customer. These subscribers also tend to exhibit higher brand loyalty, resulting in lower customer turnover (“churn”) than average retail consumers for our type of products.

     Our proprietary technology enables us to offer unbundled value-added services such as voicemail, unified messaging and on-the-fly conferencing at a low cost, creating another competitive advantage when targeting retail customers. These features distinguish us from mass-market providers that typically offer higher priced, “one-size-fits-all” national and international rate plans.

     Our direct sales force focuses on multi-location customers with limited information technology (“IT”) resources. By taking a consultative approach to network solutions and providing in-depth analysis of our customers’ business needs and operating environments, we are able to design and deliver competitively priced and customized voice and data solutions. Our commercial customers also benefit from our relationships with multiple providers, which ensures superior service with respect to network redundancy, cost and supplier risk. We are able to offer strong customer service due to easy access to information and to our engineering, technical and administrative staffs.

     Our voice network features 11 voice switches and nationwide Feature Group D (“FGD”) access, which enables low cost call origination. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Finally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad, which allows for efficient call management and least cost routing.

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

     Today, our Technologies segment offers a proven network convergence solution for the deployment of IP-based voice and data services over a single network. We have over nine years of experience developing VoIP technologies. Our proprietary soft-switch solution enables existing telecom service providers to reduce telecommunications costs and permits new communications service providers to enter the enhanced communications market with limited capital investment. In addition, we own four patents and utilize the technology supported by those patents in providing our proprietary software solutions. We believe that we hold foundational patents for VoIP in our VoIP Patents. To date, we have licensed portions of that technology to third parties on a non-exclusive basis. In addition, we also have several patent applications pending before the Untied States Patent and Trademark Office and other such authorities internationally. We are pursuing opportunities to leverage our patents through a focused licensing strategy that targets carriers, equipment vendors and customers who are deploying IP for phone-to-phone communication.

Business Strategy

     Our business strategy is to build a large, profitable base of residential, SME and corporate accounts that purchase bundled telecom services. As part of our strategy, we have consolidated our high quality communications networks and are in the process of restructuring our operations in order to leverage our infrastructure across branded sales channels.

     To achieve our goals, through both organic and acquisition growth we plan to:

     Penetrate our distribution channels: Our distribution channels, which we have built over the last three years, continue to grow and mature. Our recently launched Platinum Agent Program rewards agents for substantial and persistent production. The equity incentives available under this program are expected to increase both the number of commercial agents and the revenue contribution per commercial agent. The program provides for stock purchase warrants accruing for the benefit of selected agents, resulting in recurring revenue for us and providing incentives for our agents so that their objectives and ours are aligned.

     Expand our product portfolio: We have recently expanded our product set to include local dial tone in order to extend the average life and monthly average revenues of current and future customers. We are currently delivering local dial tone services to customers via the UNE-P. In addition, we intend to roll-out VoIP and related services to our residential, SME and enterprise customers beginning in the later part of 2004 and continuing into 2005. Products will include an IP origination service with enhanced features such as call screening and find me/follow me, and multimedia business services that integrate voice, video and text in a single communication session.

     Enter new geographic markets: In first quarter of 2004, we launched our local + long-distance bundled product set in New York and New Jersey. In the second quarter of 2004, we entered the Pennsylvania, Massachusetts and Florida markets. We currently offer stand alone long-distance services nationwide in the US.

     License our intellectual property: We have four issued patents and two pending patent applications, which we utilize to provide our proprietary solutions. We believe that we hold the foundational patents for the manner in which a significant portion of VoIP traffic is routed in the marketplace today. We have licensed portions of our technology to third parties on a non-exclusive basis. We plan to further monetize our intellectual property by offering licenses to service providers, equipment companies and end-users who are deploying VoIP networks for phone-to-phone communications.

     Leverage our existing scalable infrastructure: We have created a network and back office infrastructure that satisfies the needs of our existing customers and that will support additional revenue growth without significant incremental capital investment. We continue to reduce our network costs and are completing the consolidation of duplicate back office functions. Our IT strategy is expected to ensure efficiency and integrity internally by eliminating redundant costs and mitigating strategic risks. We expect to make significant incremental capital investments pursuant to our expanded product portfolio outlined above, in addition to the base level of annual capital investment necessary to keep our infrastructure efficient and maintained.

Industry

     Historically, the communications services industry has transmitted voice and data over separate networks using different technologies. Traditional carriers have typically built telephone networks based on circuit switching technology, which establishes and maintains a dedicated path for each telephone call until the call is terminated.

     The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have been driving this change include:

•	entry of new competitors and investment of substantial capital in existing and new services resulting in significant price competition

•	technological advances resulting in a proliferation of new services and products and rapid increases in network capacity

•	the Telecommunications Act of 1996 (the “1996 Act”)

•	growing deregulation of communications services markets in the United States and in selected countries around the world

     VoIP is a technology that can replace services provided by the traditional telephone network. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be either passed on to the consumer in the form of lower rates or retained by the VoIP provider.

     The VoIP industry has grown dramatically from the early days of calls made through personal computers. According to a research study from Insight Research Corporation, VoIP-based services is projected to grow significantly through 2007, representing a growth opportunity for VoIP service providers.

Competition

     Competition in the telecommunications industry is based upon pricing, customer service, billing services and perceived quality. We compete against numerous telecommunications companies that offer essentially the same services as we do. Many of our competitors, including the incumbent local exchange carriers (“ILECs”), are substantially larger and have greater financial, technical and marketing resources. Our success will depend upon our continued ability to provide high quality, high value services at prices competitive with, or lower than, those charged by our competitors.

     The ILECs and the major carriers, including SBC, Verizon, BellSouth, AT&T, Sprint Corporation and MCI/Worldcom, Inc., have targeted price plans at residential and small business customers — our primary target market — with significantly simplified rate structures and with bundles of local services with long-distance, which may lower overall local and long-distance prices. Competition is also fierce for the commercial customers that we serve. This market was typically dominated by AT&T, Sprint and MCI (national long-distance carriers) but now offers additional growth opportunities for the incumbent local exchange companies as they are able to service multi-location customers with offices located outside of their local calling area.

     Pricing pressure has existed for several years in the telecommunications industry and is expected to continue, and this is coupled with the introduction of new technologies, such as VoIP, which seek to provide voice communications at a cost below that of traditional circuit-switched service. In addition, wireless carriers have marketed their services as an alternative to traditional long-distance and local services, further increasing competition and consumer choice. Reductions in prices charged by competitors may have a material adverse effect on us. Cable companies have entered the telecommunications business, and this development may increase the competition faced by the Company.

     The ILECs are well-capitalized, well-known companies that have the capacity to “bundle” other services, such as local and wireless telephone services and high speed Internet access, with long- distance telephone services. The ILECs’ name recognition in their existing markets, the established relationships that they have with their existing local service customers, their ability to take advantage of those relationships, and the possibility that interpretations of the 1996 Act may be favorable to the ILECs, also make it more difficult for us to compete with them.

Government Regulation

Telecommunications industry

     The telecommunications industry is subject to government regulation at federal, state and local levels. Any change in current government regulation regarding telecommunications pricing, system access, consumer protection or other relevant legislation could have a material impact on our results of operations. Most of our current operations are subject to regulation by the Federal Communications Commission (“FCC”) under the Communications Act of 1934. In addition, certain of our operations are subject to regulation by state public utility or public service commissions. Changes in the regulation of, or the enactment of changes in interpretation of, legislation affecting us could damage our operations and lower the price of our common stock.

     The 1996 Act, among other things, allows the Regional Bell Operating Companies (“RBOC”) and others to enter the long-distance business. Entry of the RBOCs or other entities, such as electric utilities and cable television companies, into the long-distance business may have a negative impact on our business or our customers. We anticipate that some of these entrants will prove to be strong competitors because they are better capitalized, already have substantial customer bases, and enjoy cost advantages relating to local telecom lines and access charges. This could adversely impact the results of our operations, which could have a negative effect on the price of our common stock. In addition, the 1996 Act provides that state proceedings may in certain instances determine access charges we are required to pay to the local exchange carriers. If these proceedings occur, rates could increase which could lead to a loss of customers, weaker operating results and the lowering of the price of our common stock.

Overview of Federal Regulation

     As a carrier offering telecommunications services to the public, we are subject to the provisions of the Communications Act of 1934, as amended, and FCC regulations issued thereunder. These regulations require us, among other things, to offer our regulated services to the public on a non-discriminatory basis at just and reasonable rates. We are subject to FCC requirements that we obtain prior FCC approval for transactions that would cause a transfer of control of one or more regulated subsidiaries. Such approval requirements may delay, prevent or deter transactions that could result in a transfer of control of our company.

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

     Interstate Service Regulation. As an inter-exchange carrier (“IXC”), our interstate telecommunications services are regulated by the FCC. While we are not required to obtain FCC approval to begin or expand our interstate operations, we are required to obtain FCC approvals for certain transactions that would affect our ownership or the services we provide. Additionally, we must file various reports and pay certain fees and assessments. We are subject to the FCC’s complaint jurisdiction and must contribute to the federal Universal Service Fund (“USF”). We must also comply with the Communications Assistance for Law Enforcement Act (“CALEA”), and certain FCC regulations which require telecommunications common carriers to modify their networks to allow law enforcement authorities to perform electronic surveillance.

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

Overview of Ongoing Policy Issues

     Local Service. Through the 1996 Act, Congress sought to establish a competitive and deregulated national policy framework for advanced telecommunications and information technologies. To date, local exchange competition has not progressed to a point where significant regulatory intervention is no longer required. Regulators believed that a “hands-off” policy would drive local exchange service into an adequately competitive market, but there continues to be a strong need for policy issue clarification and construction. Some policy changes have been addressed through the court system, not the regulatory system. For instance, the FCC has attempted several times to develop a list of UNEs which are portions of the ILEC networks and services that must be sold separately to competitors. On several occasions, the courts have rejected the FCC’s approach to defining UNEs. The FCC’s most recent attempt to develop rules, the Triennial Review Order, was vacated by the U.S. Circuit Court of Appeals in Washington D.C. on March 4, 2004. The Court’s ruling went into effect on June 16, 2004. Since then, several competitive carriers have filed appeals with the U.S. Supreme Court, seeking a stay and review of the U.S. Circuit Court’s ruling. Those requests for appeal are still pending. At the same time, the FCC is expected to issue interim rules regarding access to, and pricing of, UNEs that will be in effect until permanent rules are issued by the FCC. However, if the U.S. Supreme Court agrees to review the decision of the U.S. Circuit Court and issues a stay of that lower court’s decision, then the effective date of the U.S. Circuit Court’s ruling and the effectiveness of the FCC’s interim rules could be substantially delayed. We are unable to determine the outcome of these proceedings; however, the inability to purchase UNEs or price increase related to the interim rules could increase our costs for providing local service, or prevent us from providing the service altogether.

     Universal Service Fund. In 1997, the FCC issued an order implementing Section 254 of the 1996 Act, regarding the preservation of universal telephone service. Section 254 and related regulations require all interstate and certain international telecommunications carriers to contribute toward the USF, a fund that provides subsidies for the provision of service to schools and libraries, rural health care providers, low income consumers and consumers in high cost areas.

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

     Recent legislation in the United States (including the Sarbanes-Oxley Act of 2002) is increasing the scope and cost of work provided to us by our independent auditors and legal advisors. Many guidelines have not yet been finalized and there is a risk that we will incur significant costs in the future to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies, including the cost of restating previously reported financial results, thereby reducing profitability.

Critical Accounting Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The critical accounting estimates used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. To aid in the understanding of our financial reporting, a summary of significant accounting policies are described in Note 3 of Consolidated Financial Statements and Notes thereto included in Item 1 of this report. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Liquidity and Capital Resources

     The Company has incurred substantial operating losses and negative cash flows from operations since inception. At June 30, 2004 the Company had a stockholders’ deficit of $51,672 ($42,953 – December 31, 2003), negative working capital of $20,413 ($26,576 – December 31, 2003), amounts due to its controlling shareholder of $42,122 ($28,717 – December 31, 2003) and $7,154 ($12,127 – December 31, 2003) owing under its revolving credit facility (included in working capital). There are $nil additional borrowings available under the revolving credit facility at June 30, 2004.

     The related party debt is owed to the Company’s controlling shareholder, Counsel Corporation (collectively with all its subsidiaries “Counsel”) and is due at December 31, 2005, subject to certain contingent acceleration clauses linked to the raising of capital. In addition to the Company’s expectation of raising funds in the remainder of 2004 from third parties, the Company has a funding commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements (the “Keep Well”) through June 30, 2005. During the first six months of 2004, Counsel advanced the Company $9,439 under the Keep Well, and converted $1,929 of accrued interest into principal.

     The revolving credit facility is provided by an asset based lender. The asset based lender is secured by a first lien on all of the assets of ACC. Borrowings under the facility are based on various advance rates of the accounts receivable base subject to certain reductions and covenants. Amounts available under the asset based facility are subject to change based upon the level of receivables and other related factors, such as the aging of accounts, customer concentrations, etc. Borrowings under this facility are classified as a current liability due to the demand nature of the borrowings. The facility matures on June 30, 2005. The Company is looking to extend the term of the facility beyond its current maturity date, or to replace the facility prior to maturity.

     In August 2004, the Company implemented a resizing of the organization targeted at reducing its operating costs. The cost cutting reflects both the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years, and management’s commitment to its objective of achieving break-even operating income by the end of 2004, despite softening revenue and regulatory uncertainty. Approximately 20 percent of the Company’s work force has been removed from the organization. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. The Company anticipates that it will record expenses of between $1,000 and $2,000 during the third quarter ended September 30, 2004 related to this restructuring. Restructuring charges will include employee reduction costs and lease termination costs and may include additional charges related to potential asset impairments.

     The Company does not expect to generate net cash flow from operating activities in the remainder of 2004. The Company expects that funding to support its operations will be derived from proceeds from a third party fund raise which may take the form of debt, equity or a hybrid instrument, or from the proceeds on the sale of assets in addition to advances under the Keep Well. In the first half of 2004, the Company was funded primarily by increases in related party debt and from the proceeds on the sale of the shares held in BUI.

     Management intends to raise funds from third parties to support the operating needs of the business. Use of funds from such arrangements may include such uses as funding operations, improving working capital, repaying obligations of the business and funding future merger and acquisition activities. There can be no assurance that the Company’s capital raising efforts will be successful or can occur on favorable terms to existing security or debt holders.

     There continues to be no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, extend, repay or refinance its debt with Counsel or its asset based lender on favorable terms, or obtain an extension of the existing funding commitment from Counsel or its asset based lender beyond their respective maturity dates. This circumstance raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

Cash Position

     Cash and cash equivalents as of June 30, 2004 were $2,357 compared to $2,033 at December 31, 2003.

Cash flows from operating activities

     Our working capital deficit decreased to $20,413 as of June 30, 2004, from $26,576 as of December 31, 2003. The decrease in our working capital deficit is primarily related to the decrease in our revolving credit facility of $4,973 due to payments made to our asset based lender during the first half of the year, the decrease in our unearned revenue of $4,182 since December 31, 2003 due principally to the recognition of revenue as cash receipts associated with our non-recurring network service offering became unencumbered, and a reduction in our accounts payable and accrued expenses of $1,021. This was partially offset by a decrease in our accounts receivable of $3,666 during the first half of 2004.

     Cash used by operating activities during the six months ended June 30, 2004 was $4,852 as compared to $5,085 during the same period in 2003. The net decrease in cash used in 2004 was primarily due to an $11,176 decrease in net loss to $9,423 for the first six months of 2004 from a net loss of $20,599 for the same period in 2003.

Cash flows from investing activities

     Net cash provided by investing activities during the six months ended June 30, 2004 was $3,189 as compared to net cash used of $1,145 for the same period in 2003. In the first half of 2004, net cash provided by investing activities relates to $3,582 in proceeds received from the sale of common stock in BUI received as consideration for the sale of the ILC operations in May 2003, offset by the purchase of equipment in the amount of $393.

Cash flows from financing activities

     Financing activities provided net cash of $1,987 during the six months ended June 30, 2004 as compared to $4,658 for the same period in 2003. The decrease from 2003 to 2004 is due primarily to repayment of $4,973 on our revolving credit facility during the first half of 2004, as opposed to receipt of $5,762 during the same period in 2003, repayment of a note payable of $1,104 in the second quarter of 2004 as final settlement of the acquisition of certain assets of the former assets of RSL, scheduled lease and note payable payments of $1,390, offset by the receipt of $9,439 in funding from Counsel in the first half of 2004, compared to receiving $100 from Counsel during the same period in 2003.

Supplemental Statistical and Financial Data

     The following data is provided for additional information about our operations. It should be read in conjunction with the quarterly segment analysis provided herein. All amounts below are unaudited.

	2003				2004
(In millions of dollars, except where indicated)	Q1	Q2	Q3	Q4	Q1	Q2
Gross revenues — product mix
Domestic long-distance	$7.8	$7.8	$7.4	$7.5	$6.4	$5.6
International long-distance	12.8	14.4	15.3	15.1	13.0	11.3
Local dial tone	—	—	—	—	0.1	1.0
MRC/USF(1)	2.3	2.4	2.8	3.0	3.0	2.7
Dedicated voice	0.4	0.3	0.4	0.4	0.3	0.3
Direct sales revenues	7.1	6.8	5.9	5.9	5.4	5.1
Other	—	0.1	0.2	—	0.1	0.2

Total telecommunications revenue	$30.4	$31.8	$32.0	$31.9	$28.3	$26.2
Network service offering	—	4.1	3.1	0.4	6.4	0.2
Technology licensing and development	—	1.1	1.0	0.1	0.5	0.1

Total revenues	$30.4	$37.0	$36.1	$32.4	$35.2	$26.5

Gross revenues — product mix (minutes)
Domestic long-distance (5)	135,236,248	140,798,912	134,198,098	121,880,023	129,277,406	134,649,835
International long-distance	83,191,655	93,896,850	98,873,877	98,978,290	91,288,985	83,923,345
Dedicated voice	9,571,155	7,772,277	9,364,583	8,653,038	9,653,915	9,374,236
Active Retail Subscribers (in number of people):
Dial- around (2)
Beginning of Period	199,375	228,330	215,187	206,937	192,678	164,331
Adds	112,223	85,246	100,624	63,349	46,518	40,094
Churn	(83,268)	(98,389)	(108,874)	(77,608)	(74,865)	(65,568)

End of Period	228,330	215,187	206,937	192,678	164,331	138,857
Local dial tone
Beginning of Period	—	—	—	—	—	2,895
Adds	—	—	—	—	3,112	10,818
Churn	—	—	—	—	(217)	(2,029)

End of Period	—	—	—	—	2,895	11,684
1+(3)
Beginning of Period	72,008	136,896	174,486	168,242	161,570	165,847
Adds	109,646	81,040	43,964	25,356	25,344	27,093
Churn	(44,758)	(43,450)	(50,208)	(32,028)	(21,067)	(20,778)

End of Period	136,896	174,486	168,242	161,570	165,847	172,162

Total subscribers (End of Period)	365,226	389,673	375,179	354,248	333,073	322,703

Direct Sales(6)
Active Customer Base	276	254	236	227	256	252
Total top 10 billing	$1,243	$1,163	$1,094	$1,050	$926	$1,034
Avg monthly revenue per user (active subscriptions) in absolute dollars:(4)
Dial- around	$21.61	$20.60	$22.07	$23.01	$20.89	$21.61
Local dial tone	$—	$—	$—	$—	$11.51	$28.53
1+	$20.70	$22.16	$24.17	$26.20	$24.92	$21.30
Telecommunications revenue by customer type:
Dial- around	$14.8	$13.3	$13.7	$13.3	$10.3	$9.0
1+	8.5	11.6	12.2	12.7	12.4	11.0
Local dial tone	—	—	—	—	0.1	1.0
Direct sales	7.1	6.8	5.9	5.9	5.4	5.0
Other	—	0.1	0.2	—	0.1	0.2

Total telecommunications revenues	$30.4	$31.8	$32.0	$31.9	$28.3	$26.2

     (continued on following page)

	2003				2004
(In millions of dollars, except where indicated)	Q1	Q2	Q3	Q4	Q1	Q2
Gross revenue — product mix (%):
Domestic long-distance	25.6%	24.6%	23.1%	23.5%	22.6%	21.4%
International long-distance	42.1%	45.3%	47.8%	47.3%	45.9%	43.1%
Local dial tone	—	—	—	—	0.4%	3.8%
MRC/USF(1)	7.6%	7.5%	8.8%	9.4%	10.6%	10.3%
Dedicated voice	1.3%	0.9%	1.3%	1.3%	1.0%	1.1%
Direct sales revenues	23.4%	21.4%	18.4%	18.5%	19.1%	19.5%
Other	—	0.3%	0.6%	0.0%	0.4%	0.8%

Total telecommunications revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

1 MRC/USF represents “Monthly Recurring Charges” and “Universal Service Fund” fees charged to the customers.

2 “Dial- around” refers to a product which allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.

3 “ 1 +” refers to a product which allows a retail customer to directly make a long- distance call from their own phone by dialing “ 1” plus the destination number.

4 Average monthly revenues per user is calculated as the revenues of the quarter divided by the number of users at the end divided by 3 to get per month.

5 Includes Local Product Line Bulk/Package Rate Domestic Minutes

6 Represents Number of Parent Customers with Revenues greater than $0 in each calendar month.

Management Discussion of Operations

     The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended June 30, 2004.

	2002				2003		2004
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
		(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Revenues:
Telecommunications (excluding network service offering shown below)	$19,835	$21,622	$30,367	$31,853	$31,923	$31,994	$28,360	$26,229
Network service offering	—	—	—	4,142	3,079	408	6,363	190
Technologies	321	47	—	1,050	1,049	64	450	90

Total	20,156	21,669	30,367	37,045	36,051	32,466	35,173	26,509
Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation shown below)	11,197	12,235	19,543	19,154	19,266	18,936	16,635	15,680
Network service offering	—	1,995	6,205	2,165	807	(70)	—	(203)
Selling, general, administrative and other	7,389	9,779	14,225	14,617	13,981	14,441	14,760	14,074
Provision for doubtful accounts	1,119	2,274	1,175	1,131	1,466	1,666	1,227	1,740
Research and development	317	234	—	—	—	—	—	106
Depreciation and amortization	985	1,245	1,826	1,758	1,993	1,548	1,704	1,653

Total operating costs and expenses	21,007	27,762	42,974	38,825	37,513	36,521	34,326	33,050

Operating income (loss)	(851)	(6,093)	(12,607)	(1,780)	(1,462)	(4,055)	847	(6,541)
Other income (expense):
Interest expense	(1,777)	(2,184)	(2,915)	(3,394)	(3,398)	(3,562)	(3,535)	(2,487)
Interest and other income	152	224	2	1	53	1,160	1,377	812

Total other income (expense)	(1,625)	(1,960)	(2,913)	(3,393)	(3,345)	(2,402)	(2,158)	(1,675)

Income (loss) from continuing operations	(2,476)	(8,053)	(15,520)	(5,173)	(4,807)	(6,457)	(1,311)	(8,216)
Gain (loss) from discontinued operations, net of $0 tax	(1,463)	(3,365)	(277)	371	213	222	104	—

Net income (loss)	$(3,939)	$(11,418)	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(1,207)	$(8,216)

Three-Month Period Ended June 30, 2004 Compared to Three-Month Period Ended June 30, 2003

     In order to more fully understand the comparison of the results of continuing operations for the three months ended June 30, 2004 as compared to the same period in 2003, it is important to note the following significant changes in our operations that occurred:

•	In July 2003, we completed the acquisition of Transpoint. The operations of Transpoint have been included in the statement of operations for the second quarter of 2004. However, there were no such operations in the second quarter of 2003.

•	In November 2002, we began to sell a network service offering obtained from a new supplier. The sale of that product ceased in late July 2003. Revenue from this offering is recognized using the unencumbered cash method. In the second quarter of 2004, $190 was recognized in income compared to $4,142 in the same quarter of 2003. Expenses associated with this offering were recorded when incurred. In the second quarter of 2004 the Company recorded a recovery of $203 in telecommunications network costs compared to incurring a cost of $2,165 during the same period in 2003. The cessation of this product offering does not qualify as discontinued operations under generally accepted accounting principles.

•	In January 2004, the Company commenced offering local dial tone services via the UNE-P. By June 30, 2004 services were being offered in five states and the Company had approximately 11,000 local customers on the service. In the second half of the year the Company expects to expand this service into additional states.

Revenues

     Telecommunications services revenue decreased $5,624 to $26,229 in the second quarter of 2004 as compared to $31,853 during the same period in 2003 (excluding revenues from our network service offering of $190 and $4,142, respectively). The primary reason for the decrease related to:

•	We continue to experience customer attrition particularly with our 10-10-XXX customer base which we have not marketed directly since 2002.

•	We have also seen the average revenue per user (“ARPU”) decline. We attribute this to increased cellular penetration and deregulation in various countries which have lower rates per month in those markets. This was most evident in India in 2004.

•	In the first quarter of 2004, the Company commenced its efforts to attract local dial tone customers under the UNE-P platform, which are expected to be longer term and higher revenue generating than 1+ customers. At the end of the current quarter, the Company was offering such service in five states, New Jersey, New York, Massachusetts, Pennsylvania and Florida.

•	See supplemental, statistical and financial data disclosed herein.

     Technology licensing and related services revenue was $90 in the second quarter of 2004 as compared to $1,050 in the second quarter of 2003.

Operating costs and expenses

     Telecommunications network expense was $15,680 in the three months ended June 30, 2004 as compared to $19,154 during the same period in 2003 (excluding costs associated with our network service offering of ($203) and $2,165, respectively).

     Telecommunications services margins (telecommunications services revenues less telecommunications network expenses) continue to fluctuate significantly from period to period, and are expected to continue to fluctuate significantly for the foreseeable future. Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

•	Differences in attributes associated with the various long-distance programs in place at the Company. The effectiveness of each offering can change margins significantly from period to period. Some factors that affect the effectiveness of any program include the ongoing deregulation of phone services in various countries where customer traffic terminates, actions and reactions by competitors to market pricing, the trend toward bundled service offerings and the increasing level of wireline to cellular connections. In addition, changes in customer traffic patterns also increase and decrease our margins.

•	Our frame relay network and voice network. Each network has a significant fixed cost element and a minor variable per minute cost of traffic carried element; significant fluctuations in the number of minutes carried from month to month can significantly affect the margin percentage from period to period.

•	Changes in contribution rates to the USF and other regulatory changes associated with the fund. Such changes include increases and decreases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that USF contributions collected from customers can no longer exceed contributions.

     Our selling, general, administrative and other expense was $14,074 in the three months ended June 30, 2004 as compared to $14,617 during the same period of 2003. The reduction in operating costs is due to a reduction in sales commission related to lower revenue offset by an increase in legal fees associated with the Company’s patent infringement strategy and the defense of the Company and its officers in a derivative lawsuit (more fully described in note 13 of the condensed unaudited financial statements).

     The provision for doubtful accounts was $1,740 in the three months ended June 30, 2004 as compared to $1,131 for the same period of 2003. The provision for doubtful accounts as a percent of revenue, excluding revenue from our network service offering, was approximately 6.6% for the three months ended June 30, 2004, versus approximately 3.4% for the three months ended June 30, 2003. Management is taking steps to bring the bad debt provision more into line with historical averages by tightening the credit granting process.

     The Company commenced a research and development program incurring costs of $106 in the second quarter of 2004. This program is expected to allow the Company to provide enhanced telecommunication services to its customer base in the near term. The Company did not carry out any research and development work in 2003.

     Depreciation and amortization was $1,653 in the three months ended June 30, 2004 compared to $1,758 during the same period of 2003.

Other income (expense)

     Interest expense totaled $2,487 in the second quarter of 2004, of which $1,708 is pursuant to related party debt, compared to the second quarter of 2003, when $2,309 of the interest expense of $3,394 was pursuant to related party debt. Included in the interest expense for the second quarter of 2004 is BCF of $667, compared to $1,186 for the same period in 2003. Third party interest is lower in the second quarter of 2004 compared to the same period in 2003, due to lower average outstanding balance on the asset based facility partially offset by an increase in interest expense on regulatory amounts owing.

     Interest and other income was $812 for the second quarter of 2004 compared to $1 during the second quarter of 2003. The increase of $811 related to the gain on the sale of shares of BUI common stock during second quarter of 2004.

Discontinued Operations

     In the second quarter of 2004, there was no gain or loss from discontinued operations recorded, compared to the $371 gain reported in second quarter of 2003 related to the sale of the ILC business.

Segment Profitability

     For the quarter ended June 30, 2004, our Telecommunications segment realized an operating segment loss of $5,819, while our Technologies segment recorded an operating segment loss of $486. We anticipate that through revenue growth and continued control of expenses, both segments will report operating income in future quarters. The measures of operating segment loss discussed above exclude $1,911 of net expenses that are not allocated to a specific segment. These consist primarily of selling, general and administrative costs, as well as $2,490 of interest expense, net of an $812 gain on the sale of the balance of our holdings in BUI common stock.

     Six-Month Period Ended June 30, 2004 Compared to Six-Month Period Ended June 30, 2003

     In order to more fully understand the comparison of the results of continuing operations for the six months ended June 30, 2004 as compared to the same period in 2003, it is important to note the following significant changes in our operations that occurred:

•	In July 2003, we completed the acquisition of Transpoint. The operations of Transpoint have been included in the statement of operations for the six months ended June 30, 2004. However, there were no such operations in the same period of 2003.

•	In November 2002, we began to sell a network service offering obtained from a new supplier. The sale of that product ceased in late July 2003. Revenue from this offering is recognized using the unencumbered cash method. In the first half of 2004, $6,553 was recognized in income compared to $4,142 in the same quarter of 2003. Expenses associated with this offering were recorded when incurred. In the second quarter of 2004 the Company recorded a recovery of $203 in telecommunications network costs compared to incurring a cost of $8,370 during the same period in 2003. The cessation of this product offering does not qualify as discontinued operations under generally accepted accounting principles.

•	In January 2004, the Company commenced offering local dial tone services via the UNE-P. By June 30, 2004 services were being offered in five states and the Company had approximately local 11,000 customers.

Revenues

     Telecommunications services revenue decreased $7,631 to $54,589 in the six month period ended June 30, 2004 as compared to $62,220 in the same period during 2003 (excluding revenues from our network service offering). The primary reason for the decrease related to:

•	We continue to experience customer attrition particularly with our 10-10-XXX customer base which we have not marketed directly since 2002.

•	We have also seen the average revenue per user (“ARPU”) decline. We attribute this to increased cellular penetration and deregulation in various countries which have lower rates per month in those markets. This was most evident in India in 2004.

•	In the first quarter of 2004, the Company commenced its efforts to attract local dial tone customers under the UNE-P platform, which are expected to be longer term and higher revenue generating than 1+ customers. At the end of the current quarter, the Company was offering such service in five states, New Jersey, New York, Massachusetts, Pennsylvania and Florida.

•	See supplemental, statistical and financial data disclosed herein.

     Technology licensing and related services revenue was $540 in the first half of 2004 as compared to $1,050 in the same period of 2003. In the first six months of 2003, the Company recorded revenue from the AccessLine contract. The revenue in 2004 relates to a contract that was entered into with a Japanese company in the third quarter of 2003. Under the terms of the contract, we earned $540 based on the receipt of funds related to the delivery of product in 2003. The Company has no continuing obligation related to this contract. Technology licensing revenues are project-based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Operating costs and expenses

     Telecommunications network expense was $32,315 in the six months ended June 30, 2004 as compared to $38,697 during the same period in 2003 (excluding costs associated with our network service offering of ($203) and $8,371, respectively).

     Telecommunications services margins (telecommunications services revenues less telecommunications network expenses) continue to fluctuate significantly from period to period, and are expected to continue to fluctuate significantly for the foreseeable future. Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

•	Differences in attributes associated with the various long-distance programs in place at the Company. The effectiveness of each offering can change margins significantly from period to period. Some factors that affect the effectiveness of any program include the ongoing deregulation of phone services in various countries where customer traffic terminates, actions and reactions by competitors to market pricing, the trend toward bundled service offerings and the increasing level of wireline to cellular connections. In addition, changes in customer traffic patterns also increase and decrease our margins.

•	Our frame relay network and voice network. Each network has a significant fixed cost element and a minor variable per minute cost of traffic carried element; significant fluctuations in the number of minutes carried from month to month can significantly affect the margin percentage from period to period.

•	Changes in contribution rates to the USF and other regulatory changes associated with the fund. Such changes include increases and decreases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that USF contributions collected from customers can no longer exceed contributions.

     Our selling, general, administrative and other expense was $28,834 in the six months ended June 30, 2004 as compared to $28,841 during the same period of 2003.

     The Company commenced a research and development program incurring costs of $106 in the first half of 2004. This program is expected to allow the Company to provide enhanced telecommunication services to its customer base in the near term. The Company did not carry out any research and development work in 2003.

     The provision for doubtful accounts was $2,967 in the six months ended June 30, 2004 as compared to $2,306 for the same period of 2003. The provision for doubtful accounts as a percent of revenue, excluding revenue from our network service offering, was approximately 5.4% for the six months ended June 30, 2004, versus approximately 3.6% for the six months ended June 30, 2003. Management is taking steps to bring the bad debt provision more into line with historical averages by tightening the credit granting process.

     Depreciation and amortization was $3,357 in the six months ended June 30, 2004 compared to $3,584 during the same period of 2003.

Other income (expense)

     Interest expense totaled $6,022 in the six months ended June 30, 2004, of which $4,397 is pursuant to related party debt, compared to the same period in 2003, when $4,113 of the interest expense of $6,309 was pursuant to related party debt. Included in the interest expense for the six months ended June 30, 2004 is BCF of $2,536, compared to $2,183 for the same period in 2003. Third party interest is lower in the first half of 2004 compared to the same period in 2003, due to lower average outstanding balance on the asset based facility partially offset by an increase in interest expense on regulatory amounts owing.

     Interest and other income increased $2,186 to $2,189 for the six months ended June 30, 2004 from $3 during the same period of 2003. The increase is primarily due to a gain of $767 related to the discharge of certain obligations associated with our former participation with a consortium of owners in an indefeasible right of usage, and a gain of $1,376 from our sale of shares of BUI common stock in the first six months of 2004.

Discontinued Operations

     In the first half of 2004, we recorded a gain from discontinued operations of $104 related to the sale of our ILC operations to BUI entered into in December 2002. The sale closed on May 1, 2003. Contingent shares (10,714) of BUI stock were earned during the three months ended March 31, 2004, with a value of $104. In the first half of 2003, we recorded a gain from discontinued operations of $94 related to the sale of the ILC business.

Segment Profitability

     For the six months ended June 30, 2004, our Telecommunications segment realized an operating segment loss of $4,644, while our Technologies segment recorded an operating segment loss of $407. We anticipate that through revenue growth and continued control of expenses, both segments will report operating income in future quarters. The measures of operating segment income and loss discussed above exclude $4,476 of net income and expenses that are not allocated to a specific segment. These consist primarily of selling, general and administrative costs, as well as $5,872 of interest expense, net of a $1,376 gain on the sale of our holdings in BUI common stock and a gain of $767 recognized on the discharge of an obligation during the first quarter of 2004.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Our cash equivalents are invested with high quality issuers and we limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has variable interest rates based on the prime rate of interest. Assuming the debt amount on our asset backed facility at June 30, 2004 were constant during the next twelve-month period, the impact of a one percent increase in the prime interest rate would be an increase in interest expense of approximately $72 for the next twelve-month period. However, because the debt instrument is subject to an interest rate floor of 6.0%, a one percent decrease in the prime interest rate would have no impact on interest expense during the next twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

     We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4 – Controls and Procedures.

      As of the end of the period covered by this quarterly report, the Company carried out, under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. This deficiency constitutes a material weakness, and detailed below are the facts surrounding this matter.

      On September 20, 2004, management of the Company concluded that the requirements of Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”), regarding the accounting for Beneficial Conversion Features (“BCF”) present on convertible debt and preferred stock instruments had not been properly applied in current and prior years to its convertible debentures issued in March 2001. While the initial accounting for the BCF at the time of the issuance of the debentures was correct, the Company failed to remeasure the BCF as required by EITF 00-27 when at subsequent dates the number of shares and effective conversion prices changes as the result of the debentures’ anti-dilution provisions. These anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company’s previous public filings. However, under EITF 00-27 the BCF should also have been remeasured at the date of each anti-dilution event. Additionally, the debentures called for the addition of accruing interest to the debentures, as a result of which such accruing interest is deemed to have been paid in kind (“PIK”) and the Company failed, as required by EITF 00-27, to measure the BCF upon the deemed interest of the PIK convertible debentures.

      This matter was raised by the Company’s recently appointed independent auditors, BDO Seidman, LLP (“BDO”), in the course of their review of the Company’s prior public filings. After discussions among the Company’s management, BDO, and the Company’s prior auditors, PricewaterhouseCoopers, LLP (“PwC”), the Company’s management concluded that a correction of the prior accounting on this matter was required. The Company’s management brought the matter for consideration before the Audit Committee and the full Board of Directors of the Company. Having considered the circumstances underlying the accounting errors and their effects upon the Company’s prior filings, and having discussed the matter with the BDO and PwC representatives as well as the Company’s management, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company’s management to amend certain previously filed public reports.

      Additionally, management and the Audit Committee considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the errors described above would not reoccur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. In its review the Audit Committee noted that the errors described above (i) related principally to periods that preceded changes the Company has already made to consolidate and upgrade its accounting staff and function, and (ii) that the errors described above did not result from the failure of the Company’s disclosure controls and procedures to make known to the appropriate officials and auditors the facts concerning the Company’s convertible debentures or the occurrence of the anti-dilution events. As a result management and the Audit Committee determined that education and professional development of accounting staff on the complications of EITF 00-27 and its application would be sufficient to prevent a reoccurrence. This knowledge development has occurred as of September 2004. No additional changes to the Company’s disclosure controls and procedures were needed in response to the discovery of the errors described above.

      Further, there were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

     On April 16, 2004, certain shareholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”) against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as certain present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, inter alia, that the Defendants, in their respective roles as controlling shareholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims in their entirety are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

     Acceris and several of Acceris’ current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the derivative suit above. The Company believes that these claims in their entirety are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

     In connection with the Company’s efforts to enforce its patent rights, Acceris Communications Technologies Inc. filed a patent infringement lawsuit against ITXC Corp. (“ITXC”) in the United States District Court of the District of New Jersey on April 14, 2004. The complaint alleges that ITXC’s VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” On May 7, 2004, ITXC filed a lawsuit against Acceris Communications Technologies Inc., and the Company, in the United States District Court for the District of New Jersey for infringement of five ITXC patents relating to VoIP technology, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network. The Company believes that the allegations contained in ITXC’s complaint are, in their entirety, without merit and the Company intends to provide a vigorous defense to ITXC’s claims. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

     At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act, provided their shares were not voted in favor of the amendment. In January 2004, appraisal notices in compliance with Florida corporate statutes were sent to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, being $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of our common stock. Stockholders who did not accept our offer were required to indicate their own estimate of fair value. Because Acceris did not agree with the estimates submitted by many of the dissenting shareholders, Acceris has sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, Acceris filed suit against the dissenting shareholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

     The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     During the three months and six months ending June 30, 2004, approximately 73,100 and 142,100 options, respectively, were issued to employees under the 2003 Employee Stock Option and Appreciation Rights Plan. These options are issued with exercise prices that equal or exceed fair value on the date of the grant and vest over a 4-year period subject to the grantee’s continued employment with the Company. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933.

     Additionally, during the three months and six months ended June 30, 2004, approximately 175,000 and 600,000 warrants, respectively, have been issued under the Acceris Communications Inc. Platinum Agent Program at an exercise price of $3.50 per share. See Note 13 to the condensed consolidated financial statements included in Part I herein for a description of the vesting provisions of these warrants. The Company relied on an exemption from registration under Regulation D under the Securities Act of 1933.

The Company did not acquire any stock of the Company in the three and six months ended June 30, 2004.

Item 3 – Defaults Upon Senior Securities.

     None.

Item 4 – Submission of Matters to a Vote of Security Holders.

     None.

Item 5 – Other Information.

     None.

Item 6 – Exhibits and Report on Form 8-K.

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws, as amended (2)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1) Incorporated by reference to our quarterly report on Form 10-QSB for the quarter ended June 30, 1996, file number 000-17973.

(2) Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 1998, file number 000-17973.

(3) Filed herewith.

(b) – Report on Form 8-K

(i)	On May 11, 2004, the Company filed a Current Report on Form 8-K, under Items 4 and 7.

(ii)	On May 14, 2004, the Company filed a Current Report on Form 8-K, under Item 12.

(iii)	On May 19, 2004, the Company filed a Current Report on Form 8-K, under Item 4.

(iv)	On May 25, 2004, the Company filed a Current Report on Form 8-K, under Item 5.

(v)	On July 19, 2004, the Company filed a Current Report on Form 8-K, under Item 5.

(vi)	On August 11, 2004, the Company filed a Current Report on Form 8-K, under Item 5.

(vii)	On September 29, 2004, the Company filed a Current Report on Form 8-K, under Item 404 and 901.

     No financial statements were filed in connection with any of the foregoing Current Reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Acceris Communications Inc.

(Registrant)

Date: September 30, 2004	By:	/s/	Allan C. Silber

Allan C. Silber
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/	Gary M. Clifford

Gary M. Clifford
Chief Financial Officer and Vice President of Finance