Form 10-Q/A
period 2002-09-30
ACCERIS COMMUNICATIONS INC
filed 2004-10-26
CIK 849145

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

Explanatory Note

     This Amendment No. 2 to Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three month period ended September 30, 2002, filed on April 30, 2003. I-Link (“the Company”) has filed this Amendment No. 2 to revise Part I – Item 4 – Controls and Procedures. Although we have revised our previously filed Form 10-Q/A (Amendment No. 1) for the three month period ended September 30, 2002 to give effect to these matters, other information contained therein has not been updated.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited) (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,231,819	$4,662,532
Accounts receivable, less allowance for doubtful accounts of $786,912 and $1,862,988 as of September 30, 2002 and December 31, 2001, respectively	12,706,118	16,009,386
Other current assets	1,748,906	2,632,629
Total current assets	18,686,843	23,304,547

Furniture, fixtures, equipment and software, net	12,232,869	21,023,696

Other assets:
Intangible assets, net	443,339	1,330,839
Assets held for sale	458,022	—
Other assets	1,567,175	1,121,067
Total assets	$33,388,248	$46,780,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,370,329	$7,719,595
Accrued liabilities	12,111,407	12,270,231
Unearned revenue	46,419	1,986,675
Revolving credit facility and other current debt	9,980,525	10,004,862
Notes payable and accrued interest to related parties	27,644,999	17,540,140
Current portion of obligations under capital leases	3,293,228	3,034,293
Total current liabilities	56,446,907	52,555,796

Notes payable	215,022	1,147,364
Notes payable to a related party, net of unamorized beneficial conversion features	25,172,259	23,088,535
Obligations under capital leases	4,790,116	6,986,308
Total liabilities	86,624,304	83,778,003

Contingencies (Notes 8 & 9)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 769 at September 30, 2002 and December 31, 2001, liquidation preference of $761,310 at September 30, 2002	7,690	7,690
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,549,547 at September 30, 2002 and December 31, 2001	815,849	815,849
Additional paid-in capital	129,123,712	128,942,389
Accumulated deficit	(183,183,307)	(166,763,782)
Total stockholders’ deficit	(53,236,056)	(36,997,854)

Total liabilities and stockholders’ deficit	$33,388,248	$46,780,149

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

Note 3 – Restatement

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

Item 4- Controls and Procedures

In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Helen Seltzer (the then chief executive officer) and James A. Giauque III (the then acting chief financial officer) conducted an evaluation of the disclosure controls and procedures as of November 15, 2002.  Thereafter, on March 13, 2003, the Certifying Officers conducted a subsequent evaluation of the Company’s disclosure controls and procedures.  As a result of those evaluations, the Certifying Officers concluded that those disclosure controls and procedures were not effective as of the date of the Quarterly Report on Form 10-Q.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in the Quarterly Report on Form 10-Q.

In the originally filed Quarterly Report on Form 10-Q for the period ended September 30, 2002, the Certifying Officers of the Company indicated that a deficiency existed in the flow of information to the senior management of the Company from one of its subsidiaries. Specifically, Counsel Corporation (the Company’s majority shareholder), had obtained a right to acquire a certain asset for the benefit of the Company’s subsidiary, and thereafter assigned that right to the subsidiary. The subsidiary did not inform senior executives of the Company of the assignment of that right to it by Counsel Corporation prior to the consummation of the assignment. The reason for this conclusion reached by the Company’s Certifying Officers was that the flow of information to the senior management of the Company from its subsidiary, WorldxChange, did not provide for the timely distribution of information relating to potential acquisitions by WorldxChange, including a related party transaction, thereby creating a possibility that required material information would not be reported on a timely basis to the parties responsible for public disclosure. Although the information that was not communicated to senior management on a timely basis did not, in this instance, have financial reporting implications, and there were no resulting adjustments to the financial statements or related disclosures, management concluded that this deficiency could have prevented the timely communication of information that did have implications for the Company’s financial statements, and therefore constituted a deficiency in the Company’s disclosure controls. The combined corrective efforts of the Audit Committee and the respective management teams of the Company and the subsidiary resulted in modifications in the disclosure controls and procedures of the Company and its subsidiaries. Under the modified procedures, no material transaction not in the ordinary course of business or a related party transaction may be effected without the prior approval of the Board of Directors of the Company. Further, all communications with the Company’s majority shareholder must be conducted by the CEO or CFO of the Company.

The Company’s response timeline to the foregoing deficiency was as follows: the material weakness was detected on or about November 1, 2002; the Company commenced its efforts to address the matter on or about November 1, 2002, and completed its remedial steps by November 15, 2002. Upon completion of the foregoing modifications in controls and procedures by November 15, 2002, the Certifying Officers determined that the Company’s disclosure controls and procedures had regained their effectiveness and that the underlying material weakness has been remedied. The Company’s independent auditors have confirmed this conclusion.

In connection with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Certifying Officers evaluated the Company’s internal controls and disclosure controls and procedures as of March 13, 2003 and concluded that those disclosure controls and procedures were not effective. An explanation of the deficiencies and remedies is set forth below.

As a result of the March 13, 2003 evaluation of the Company’s internal controls and disclosure controls and procedures, the Certifying Officers determined that the following matters involving internal controls constituted material weaknesses.  The deficiencies related to the process of calculating allowance for doubtful accounts, the timeliness of general ledger account reconciliations and analysis, and financial reporting expertise. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  More specific discussion is set forth below.

Allowance For Doubtful Accounts. The Company’s information systems necessary to analyze its reserves for uncollectible accounts receivable were not effective. The affected information systems became ineffective during the year 2002 due to the rapid growth of the revenue base and related accounts receivable during the year. The fundamental problem creating the ineffectiveness was the lack of a reliable aging analysis. The systems used to track the receivables became inadequate as a result of increasing volume of business and what was ultimately determined to be the inadequacy of the personnel that had responsibility to manage the aging process. As a result, the aging reports were prepared manually. To correct this situation, management implemented a system to generate reports addressing the aging and collectibility of accounts receivable to assist management in the timely and accurate analysis of accounts receivable, and management increased the monitoring of that information. These improvements to the Company’s disclosure controls were completed on or about March 31, 2003. Since that time, the Company has also commenced the implementation of a new billing system, and during 2004 it expects to move many of its customers onto that system.

General Ledger Account Reconciliation and Analysis. Certain of the Company’s general ledger accounts were not reconciled on a timely basis. The Company has implemented procedures that require the timely preparation and review of reconciliations and analyses of these general ledger accounts on a monthly basis. Those procedures were put in place on or about March 31, 2003.

Financial Reporting Expertise. Following the acquisition of certain assets of RSL COM USA Inc. from bankruptcy on December 10, 2002, the Company’s management concluded that it did not have adequate financial reporting and accounting expertise. This conclusion was based upon the Company’s growth, as well as the accounting and financial reporting complexities that arose by virtue of the integration, consolidation and reorganization of the Company. In order to address this deficiency, the Company commenced a search for a qualified CFO and a qualified Corporate Controller. A new CFO was appointed in February 2003 and a new Corporate Controller was hired in March 2003.

The Company’s response timeline to the foregoing deficiency was as follows: the material weakness was detected on or about January 31, 2003; the Company commenced its efforts to address the matter on or about January 31, 2003, and completed its remedial steps by March 2003. Upon completion of the foregoing modifications in controls and procedures in March 2003, the Certifying Officers determined that the Company’s disclosure controls and procedures had regained their effectiveness and that the underlying material weakness has been remedied. The changes necessary to address the material weakness relating to the Company’s ability to produce accurate financial information on a timely basis have been completed and the weakness remedied. The Company’s independent auditors have confirmed this conclusion.

In connection with the filing of the Company’s Form 10-Q for the quarter ended June 30, 2004, the Company carried out, under the supervision of and with the participation of the Company’s management, including the Company’s Certifying Officers, an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as those controls existed as of June 30, 2004, the end of the period covered by the subject quarterly report. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. This deficiency constitutes a material weakness, and detailed below are the facts surrounding this matter.

On September 20, 2004, management of the Company concluded that the requirements of Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”), regarding the accounting for Beneficial Conversion Features (“BCF”) present on convertible debt and preferred stock instruments had not been properly applied in current and prior years to its convertible debentures issued in March 2001. While the initial accounting for the BCF at the time of the issuance of the debentures was correct, the Company failed to remeasure the BCF as required by EITF 00-27 when at subsequent dates the number of shares and effective conversion prices changes as the result of the debentures’ anti-dilution provisions. These anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company’s previous public filings. However, under EITF 00-27 the BCF should also have been remeasured at the date of each anti-dilution event. Additionally, the debentures called for the addition of accruing interest to the debentures, as a result of which such accruing interest is deemed to have been paid in kind (“PIK”) and the Company failed, as required by EITF 00-27, to measure the BCF upon the deemed issuance of the PIK convertible debentures.

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

Additionally, management and the Audit Committee considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the errors described above would not reoccur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. In its review the Audit Committee noted that the errors described above (i) related principally to periods that preceded changes the Company has already made to consolidate and upgrade its accounting staff and function, and (ii) that the errors described above did not result from the failure of the Company’s disclosure controls and procedures to make known to the appropriate officials and auditors the facts concerning the Company’s convertible debentures or the occurrence of the anti-dilution events. As a result management and the Audit Committee determined that education and professional development of accounting staff on the complications of EITF 00-27 and its application would be sufficient to prevent a reoccurrence. These educational steps and development have been completed as of September 2004. No additional changes to the Company’s disclosure controls and procedures were needed in response to the discovery of the errors described above.

Except as described above there were no changes in the Company’s “internal control over financial reporting,” as that term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, identified in connection with the above-described evaluations that occurred subsequent to the respective dates of the evaluations discussed above, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

I-Link Incorporated
(Registrant)

Date: October 22, 2004	By:	/s/ Allan Silber
Allan Silber
President and Chief Executive Officer

	By:	/s/ Gary M. Clifford
Gary M. Clifford
Chief Financial Officer