Form 10-K/A
period 2002-12-31
ACCERIS COMMUNICATIONS INC
filed 2004-10-26
CIK 849145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A#3

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

Explanatory Note

This Amendment No. 3 to Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K/A (Amendment No.2) for the fiscal year ended December 31, 2002, filed on October 15, 2003. I-Link (“the Company”) has filed this Amendment No. 3 to 1) recognize deemed interest expense for a beneficial conversion feature (“BCF”) embedded in certain of its indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”) as fully outlined in Note 3 to these Consolidated Financial Statements, and to 2) revise Part IV - Item 14 - Controls and Procedures. The BCF-related error affects 2001, 2002 and 2003. The cumulative effect on earnings through the third quarter of 2002 is immaterial and has been recorded in the fourth quarter of 2002 as a charge to interest expense. Although we have revised our previously filed form 10 K/A (Amendment No. 2) for fiscal year 2002 to give effect to these matters, other information contained therein has not been updated.

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

The following table sets forth the high and low prices for our common stock for the period as quoted on Nasdaq from January 1, 2000 to September 30, 2001 and on the Electronic Bulletin Board from October 1, 2001 to December 31, 2002 (as reported by Commodity Systems, Inc.) based on interdealer quotations, without retail markup, markdown, commissions or adjustments and may not represent actual transactions:

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

	2002	2001	2000	1999	1998
	(as restated)
Statement of Operations Data:

Revenues:
Telecommunications services	$85,252,480	$50,288,917	$—	$—	$—
Marketing services	—	—	463,740	3,672,988	4,548,421
Technology licensing and Development	2,836,655	5,696,893	8,972,828	2,506,701	1,466,315
Other	—	—	400,000	—	—
Net sales	88,089,135	55,985,810	9,836,568	6,179,689	6,014,736

Operating costs and expenses:
Telecommunications network expenses (exclusive of depreciation expense)	50,935,474	35,545,611	—	—	—
Marketing services costs	—	—	456,354	5,400,149	5,850,873
Selling, general, administrative and other	44,683,709	42,392,038	22,893,902	18,265,390	14,615,105
Total operating expenses	95,619,183	77,937,649	23,350,256	23,665,539	20,465,978

Operating loss	(7,530,048)	(21,951,839)	(13,513,688)	(17,485,850)	(14,451,242)

Other income (expense)	(7,799,526)	(4,023,016)	(1,639,109)	(4,856,201)	(8,070,501)

Loss from continuing operations	(15,329,574)	(25,974,855)	(15,152,797)	(22,342,051)	(22,521,743)

Loss from discontinued operations	(12,508,374)	(19,614,588)	(10,599,381)	(2,317,237)	(5,436,336)
Loss before extraordinary gain	(27,837,948)	(45,589,443)	(25,752,178)	(24,659,288)	(27,958,079)

Extraordinary gain on extinguishment of debt	—	1,092,818	—	—	—
Net loss	$(27,837,948)	$(44,496,625)	$(25,752,178)	$(24,659,288)	$(27,958,079)

Loss from continuing operations applicable to common stock	$(15,329,574)	$(10,759,019)	$(16,799,615)	$(31,269,025)	$(32,362,885)

Net loss per common share - basic and diluted:

Loss from continuing operations	$(0.13)	$(0.11)	$(.63)	$(1.46)	$(1.84)
Loss from discontinued operations	(0.11)	(0.20)	(.40)	(0.11)	(0.31)
Extraordinary gain	—	0.01	—	—	—
Net loss per common share	$(0.24)	$(0.30)	$(1.03)	$(1.57)	$(2.14)

Balance Sheet Data:

Working capital deficit	$(17,244,372)	$(40,812,272)	$(30,060,766)	$(1,318,640)	$(4,073,914)
Property and equipment, net	11,479,111	21,023,696	10,983,273	7,019,361	7,262,781
Total assets	41,446,037	46,780,149	21,657,492	21,658,199	23,855,363
Long-term obligations	58,409,354	19,661,184	2,801,592	9,658,525	8,785,933
Stockholders’ deficit	(57,815,466)	(36,997,854)	(28,839,061)	(11,049,897)	(16,953,363)

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

Restatement

The accompanying consolidated financial statements as of December 31, 2002 and for the year then ended have been restated from those originally issued October 15, 2003 to account for 1) revenues from the Company’s network service offering when the actual cash collections to be retained by the Company are finalized, and 2) deemed interest expense for beneficial conversion features (“BCF”) embedded in certain of the Company’s indebtedness as required by Emerging Issues Task Force Issue No. 00-27. Both restatements had no effect on loss from discontinued operations or net loss per share from discontinued operations. The network service offering restatement increased the net loss for the fourth quarter and year ended December 31, 2002 by $3,505,043 and the net loss per share by $0.03. The BCF restatement increased the net loss for the fourth quarter and year ended December 31, 2002 by $301,000 but had no effect on the net loss per share. Both matters are discussed in more detail below.

1) Network Service Offering - SAB 101/103

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

The effect of this change is set out in the below table:

Net loss as originally reported	$(24,031,905)
Reduction of telecommunication services revenue	(5,158,460)
Reduction of provision for doubtful accounts	331,783
Reduction of selling, general and administrative expense	1,321,634
Net loss as restated on Form 10-K/A#1	$(27,536,948)

Net loss per share as originally reported	$(0.21)
Net loss per share as restated on Form 10-K/A#1	$(0.24)

The following sets forth the effects of these restatements on the Consolidated Balance Sheet as of December 31, 2002:

	As Originally Reported	Adjustments	As Restated on Form 10-K/A#1
Accounts Receivable, Net	$21,750,826	$(4,826,677)	$16,924,149
Accrued Liabilities	19,411,946	(1,321,634)	18,090,312
Shareholders’ Deficit	(60,419,423)	(3,505,043)	(63,924,466)

2) Beneficial Conversion Feature - Emerging Issues Task Force Issue No. 00-27

The consolidated financial statements of the Company have also been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to record additional deemed interest for BCF as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”.

On September 20, 2004, management of the Company concluded that the accounting principles as set forth in EITF 00-27, regarding BCF, had not been properly applied in current and prior periods to its convertible debentures issued under a March 2001 loan agreement for which the Company had previously determined BCF of $1.1 million. The initial determination of the BCF in 2001 at the respective issue dates of such debt was correct. However, adjustments to the conversion price and the number of conversion shares were made under the debentures’ anti-dilution provisions. The various anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company’s previous public filings. However, the principles under EITF 00-27 also require a redetermination of the BCF at each date an anti-dilution event occurred. This redetermination was not completed in prior reporting periods. Additionally, the accumulation of unpaid interest costs which are required by the debt terms to be added to principal and which are payable at maturity on these same convertible debentures has been deemed to be interest paid in kind (“PIK”); such interest also contains a conversion feature, and the payment of such interest in the form of PIK interest is non-discretionary requiring the determination of a BCF in the PIK interest. This determination was not made by the Company in its prior reportings.

The Company’s management has now concluded that a restatement is required and has brought these matters for consideration before the Audit Committee and the full Board of Directors of the Company. Having considered the circumstances underlying the accounting errors and their effects upon the Company’s prior filings, and having discussed these matters with the Company’s management, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company’s management to amend certain previously filed public reports to reflect deemed interest expense from such BCF.

Although the error affects 2001, 2002 and 2003, the $23 cumulative effect on earnings through the third quarter of 2002 was recorded in the fourth quarter of 2002 as a charge to interest expense. Therefore, the correction is an increase in deemed interest expense and net loss, in all reporting periods from the fourth quarter of 2002 through the first quarter of 2004, and a reduction in reported liabilities and stockholders’ deficit in all reporting periods from the fourth quarter of 2002 through the first quarter of 2004. The effect of these errors is detailed, by reporting period, below. The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations.

Effect of the restatements on the consolidated statements of operations
(in thousands of dollars except per share amounts)
(per share information reported on a post 20:1 stock consolidation basis for all periods shown. Stock consolidation enacted in the fourth quarter of 2003)

	Three months	Three months	Three months	Three months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) as previously reported on Form 10-K or 10-Q	$(11,117)	$(14,895)	$(3,713)	$(3,257)	$(4,456)	$594
Correction of EITF 00-27 errors	(301)	(902)	(1,089)	(1,337)	(1,779)	(1,801)
Net loss as currently reported on revised Form 10-K or 10-Q	$(11,418)	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(1,207)

Net income (loss) per share as previously reported on Form 10-K or 10-Q	$(1.92)	$(2.55)	$(0.64)	$(0.56)	$(0.44)	$0.03

Net loss per share as currently reported on revised Form 10-K or 10-Q	$(1.96)	$(2.71)	$(0.82)	$(0.79)	$(0.59)	$(0.06)

Effect of the restatements on the consolidated balance sheets
(in thousands of dollars)

	As at	As at	As at	As at	As at	As at
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Notes payable to a related party:
As previously reported on Form 10-K or 10-Q	$30,058	$30,496	$30,985	$33,483	$35,073	$41,060
Correction of EITF 00-27 errors	(6,109)	(5,364)	(4,437)	(3,265)	(6,356)	(4,834)
As currently reported on revised Form 10-K or 10-Q	$23,949	$25,132	$26,548	$30,218	$28,717	$36,226

Additional paid-in capital:
As previously reported on Form 10-K or 10-Q	$129,553	$129,553	$129,618	$129,618	$171,115	$171,192
Correction of EITF 00-27 errors	6,410	6,567	6,729	6,894	11,764	12,043
As currently reported on revised Form 10-K or 10-Q	$135,963	$136,120	$136,347	$136,512	$182,879	$183,235

Accumulated deficit As previously reported on Form 10-K or 10-Q	$(194,301)	$(209,196)	$(212,909)	$(216,166)	$(220,622)	$(220,028)
Correction of EITF 00-27 errors	(301)	(1,203)	(2,292)	(3,629)	(5,408)	(7,209)
As currently reported on revised Form 10-K or 10-Q	$(194,602)	$(210,399)	$(215,201)	$(219,795)	$(226,030)	$(227,237)

Stockholders’ equity (deficit):
As previously reported on Form 10-K or 10-Q	$(63,925)	$(78,820)	$(82,468)	$(85,725)	$(49,309)	$(47,292)
Correction of EITF 00-27 errors	6,109	5,364	4,437	3,265	6,356	4,834
As currently reported on revised Form 10-K or 10-Q	$(57,816)	$(73,456)	$(78,031)	$(82,460)	$(42,953)	$(42,458)

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

In 2002, the Acceris Partners business experienced an increase of approximately 12% in the volume of minutes over its network compared to 2001 on an annualized basis.  This increased network utilization was offset by a 23% decrease in the average rate per minute due to significant price decreases in the long distance market throughout most of 2002 which decreases we do not expect to continue in 2003.  The average number of customers in 2002 increased over 2001 by 3%.   Part of the source of that increase began in the fourth quarter of 2001, when Acceris Partners embarked on an aggressive direct advertising campaign which resulted in large increases in the number of customers on the network in late 2001 and into the first half of 2002.  While the investment in direct advertising increased revenues, its contribution was not as profitable as we had expected.  Accordingly in early 2002, we ceased our direct advertising campaign and pursued more profitable methods of attracting and retaining customers.  Among the alternative methods being used to attract profitable customers was our decision to focus on and grow our commercial agent and MLM channels, while also expanding our product offerings to include 1+ long distance services, network provisioning, wholesale carriage, and conference call services.  The acquisition of the A&R business of RSL is expected to act as an accelerator to our commercial agent strategy.

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

Other Income (expense)

Interest expense was $8.2 million in 2002 as compared to $4.7 million in 2001 and $1.5 million in 2000.   Overall the increase is directly related to our increased debt from loans from Counsel (necessary to fund our continued cash operating requirements and acquisitions), inclusion of interest from Acceris

Partner’s capital leases for twelve months in 2002 as compared to seven months in 2001 and from Acceris Partner’s revolving credit facility which originated in December 2001.  Interest expense in 2003 should decrease significantly due to the agreement with Counsel to convert approximately $29.3 million in debt into common stock of I-Link and our sale of the ILC business which will significantly decrease our operational cash requirements in the future.  This decrease will be offset by the interest related to the new $8.5 million notes related to our acquisition of RSL in December 2002.

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

Segment Profitability

For the year ended December 31, 2002, Acceris Partners and Solutions incurred operating segment losses from continuing operations of $6.7 million and $629,000, respectively.  We anticipate that through revenue growth and continued control of expenses, both segments will report operating income for 2003.  Acceris Technologies reported operating segment income of $976,000 in 2002.  We anticipate that this segment will also report segment income in 2003.  The measures of segment loss or income discussed above exclude approximately $8.4 million of expenses which are considered corporate expenses and which are not allocated to a specific segment.  These expenses consist primarily of interest expense on debt from I-Link Incorporated to Counsel, which we anticipate will decrease dramatically in 2003 when the debt restructuring with Counsel is approved by the shareholders (see note 15).

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

We have various commitments in addition to our debt.  The following table summarizes our contractual obligations at December 31,2002 (in thousands):

Contractual obligations:	Total	2003	2004	2005	2006	2007

Debt (notes payable)*	$37,055	$12,073	$24,982	$—	$—	$—

Capital lease obligations	$6,860	$2,714	$3,015	$1,514	$—	$—

Operating leases for office space and equipment	7,569	2,452	2,094	1,718	959	346

*Excludes short-term debt of $29,282 to Counsel which is to be converted into common stock in 2003.

Current Position/Future Requirements

We have incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $57.8 million and negative working capital of $17.2 million at December 31, 2002. We financed our operations during 2002 through related party debt with an outstanding balance of $53.2 million and a revolving credit facility with an outstanding balance of $9.1 million as of December 31, 2002. We have taken steps to improve our cash flow from operations, which include the curtailment of our Draper, Utah operation, the sale of our former telecommunications segment to Buyers United Inc. that was completed in May 2003 and the acquisition of RSL. We are pursuing additional third party funding and have also taken steps to improve our capital structure, which include the conversion of amounts owed to Counsel of $29.3 million to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $23.9 million of related party debt which is not subject to the debt restructuring, matures on June 30, 2004. We also have an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At December 31, 2002, we had $53.2 million of related party debt.  In order to reduce our cash requirements to pay this debt, we entered into an amended debt restructuring agreement with Counsel whereby approximately $29.3 million will be converted into common stock, reducing our debt obligation and related interest charges without expending cash.  Additionally, in March 2003, Counsel extended the due date of a $9.4 million note from I-Link to June 30, 2004.  As a result, the remaining $23.9 million of related party debt matures on June 30, 2004. Subsequent to April 15, 2004, should Counsel not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, we will be required to restructure our debt with Counsel to further extend payments of principal and interest or find alternative funding to replace the Counsel debt.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Heaton, Toh, Reichmann and Walter are non-employee directors of I-Link.  Messrs. Silber, Weintraub, Clifford and Ms. Murumets are employee-officers of Counsel.  Messrs. Hilton and Brandifino and Ms. Jamaleddin are officers of WorldxChange Corp., I-Link’s subsidiary.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		% of Common Stock Beneficially Owned(2)

Ralph Brandifino	0		*	%
Gary M. Clifford	0	(3)	*	%
James Ducay	0	(4)	*	%
Hal B. Heaton	123,958	(5)	*	%
Kenneth L. Hilton	0	(11)	*	%
Barbara Jamaleddin	0	(12)	*	%
Kelly Murumets	0	(6)	*	%
Albert Reichmann	49,548	(5)	*	%
Samuel L. Shimer	0	(7)	*	%
Allan C. Silber	0	(8)	*	%
Henry Y.L. Toh	341,494	(9)	*	%
John R. Walter	25,329	(5)	*	%

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		% of Common Stock Beneficially Owned(2)
Gary J. Wasserson	0	(10)	*	%
Counsel Communications LLC One Landmark Square, Suite 315 Stamford, CT 06901	222,647,837	(13)	86%
All Executive Officers and Directors as a Group (13 people)	540,329	(14)	*	%

*	Indicates less than one percent
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

(11)	Mr. Hilton is the Chief Executive Officer of WorldxChange Corp., I-Link’s wholly-owned subsidiary.
(12)	Ms. Jamaleddin is the Senior Vice President of Network Operations of WorldxChange Corp., I-Link’s wholly-owned subsidiary.

(13)

Includes 61,966,057 shares of I-Link’s common stock issued upon conversion of Series M and N redeemable preferred stock in March 2001 which were obtained from Winter Harbor L.L.C. on March 7, 2001, based on information included in a Schedule 13D filed by Counsel on March 13, 2001 and amended by Counsel and filed with the SEC on May 2, 2001.  Also includes 36,207,490 shares of I-Link’s common stock issuable upon conversion of a convertible promissory note in the principal amount (and including accrued interest) of $14,261,406 loaned to I-Link as of March 18, 2003, at the conversion price of approximately $0.39 per share, under the terms of the Senior Convertible Loan and Security Agreement, dated March 1, 2001, as amended on May 8, 2001 (Loan Agreement).  Under the terms of the Loan Agreement, Counsel may convert the aggregate principal amount and interest loaned to I-Link into shares of I-Link’s common stock. Also includes 17,434,489 shares of I-Link’s common stock issued on April 17, 2001 to Counsel under the terms of the Agreement and Plan of Merger, dated April 17, 2001.  Also includes 92,039,801 shares of I-Link’s common stock issuable upon conversion of the loan from Counsel Communications to I-Link, which loan is convertible into the shares of I-Link’s common stock at the conversion rate of $0.084 per share, which rate represented the average closing price of I-Link’s common stock for 20 trading days preceding the date of the purchase agreement by and between Counsel Communications and RSL COM U.S.A., Inc. (see Proposal 3 of this Proxy Statement for additional information on this loan and transaction).  Also includes 15,000,000 warrants to purchase shares of I-Link’s common stock issued to Counsel in connection with its loan to I-Link dated June 4, 2001 at the exercise price of $0.60 per share. The beneficial ownership figure excludes approximately 158,258,000 (as of December 31, 2002) shares issuable if the Amended Debt Restructuring Agreement is approved by the stockholders at the next annual meeting.  The issuance of shares under the Amended Debt Restructuring Agreement would also cause a reset to the conversion price of the convertible promissory note ($14,261,406 as of March 18, 2003) referred to above, from $0.39 to approximately $0.31 which would result in approximately an additional 9,300,000 shares of common stock being issued, which shares have also been excluded.

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

Amended and Restated Debt Restructuring Agreement.  I-Link’s Board of Directors subsequently determined that the Original Agreement was not in the best interests of the stockholders.  As a result, the parties entered into an Amended and Restated Debt Restructuring Agreement dated October 15, 2002 (Amended Agreement).  The issuance of I-Link’s common stock pursuant to the Amended Agreement will result in a weighted average conversion price adjustment pursuant to the provisions of the Senior Loan Agreement, i.e., the conversion price under the Senior Loan Agreement had been $0.56, the new conversion price will be approximately $0.31 after taking into consideration the issuance of the convertible note to fund the RSL acquisition.  The Amended Agreement includes the following terms:

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

PART IV

Item 14.  Controls and Procedures

In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report.  As defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of the March 13, 2003 evaluation, the Certifying Officers determined that the following matters involving internal controls constituted material weaknesses, as of the end of the period covered by this Annual Report.  The deficiencies related to the process of calculating allowance for doubtful accounts, the timeliness of general ledger account reconciliations and analysis, and financial reporting expertise. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  More specific discussion is set forth below.

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

                On July 13, 2003, under the supervision and with the participation of the Company’s management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the Company carried out a subsequent evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

I-LINK INCORPORATED
(Registrant)

Dated: October 25, 2004	By:	/s/ Allan Silber
Allan Silber, President and
Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board, Director,	October 25, 2004
Allan C. Silber	President and Chief Executive Officer

/s/ Gary M. Clifford	Chief Financial Officer and VP of	October 25, 2004
Gary M. Clifford	Finance

/s/ Henry Y. L. Toh	Director	October 25, 2004
Henry Y.L. Toh

/s/ Hal B. Heaton	Director	October 25, 2004
Hal B. Heaton

/s/ Samuel L. Shimer	Director	October 25, 2004
Samuel L. Shimer

/s/ Kelly Murumets	Director	October 25, 2004
Kelly Murumets

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULES

Title of Document

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Schedule of Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
I-Link Incorporated and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of I-Link Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Salt Lake City, Utah

March 25, 2003, except for Note 2 and
   paragraph 2 of Note 3 as to which the
   date is September 8, 2003 and paragraph 3
   as of Note 3 as to which the date is
   September 28, 2004

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2002 and 2001

	2002	2001
	(as restated)

ASSETS
Current assets:
Cash and cash equivalents	$3,619,642	$4,662,532
Accounts receivable, less allowance for doubtful accounts of $2,783,571 and $1,862,988 as of December 31, 2002 and 2001, respectively	16,924,149	16,009,386
Other current assets	3,063,986	2,632,629
Total current assets	23,607,777	23,304,547

Furniture, fixtures, equipment and software, net	11,479,111	21,023,696

Other assets:
Intangible assets, net	2,747,262	1,330,839
Other assets	2,261,887	1,121,067
Net assets of discontinued operations	1,350,000	—

Total assets	$41,446,037	$46,780,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$7,016,628	$7,719,595
Accrued liabilities	18,090,312	12,270,231
Unearned revenue	958,185	1,986,675
Revolving credit facility and other current debt	12,073,374	10,004,862
Notes payable to a related party	—	29,101,163
Current portion of obligations under capital leases	2,713,650	3,034,293
Total current liabilities	40,852,149	64,116,819

Notes payable	1,033,024	1,147,364
Notes payable to a related party, net of unamortized Beneficial Conversion Features	23,948,635	11,527,512
Obligations under capital leases	4,145,711	6,986,308
Note payable to a related party, to be converted into common stock	29,281,984	—
Total liabilities	99,261,503	83,778,003

Commitments and contingencies (notes 11 and 16)

Stockholders’ equity (deficit):
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 769 as of December 31, 2002 and 2001, respectively; liquidation preference of $761,310 at December 31, 2002	7,690	7,690
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,549,547 at December 31, 2002 and 2001	815,849	815,849
Additional paid-in capital	135,962,725	128,942,389
Accumulated deficit	(194,601,730)	(166,763,782)
Total stockholders’ deficit	(57,815,466)	(36,997,854)

Total liabilities and stockholder’s deficit	$41,446,037	$46,780,149

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(as restated)
Revenues:
Telecommunication services	$85,252,480	$50,288,917	$—
Marketing services	—	—	463,740
Technology licensing and development	2,836,655	5,696,893	8,972,828
Other	—	—	400,000
Total revenues	88,089,135	55,985,810	9,836,568

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation shown below)	50,935,474	35,545,611	—
Marketing services	—	—	456,354
Selling, general, administrative and other	33,015,176	30,789,736	14,682,985
Provision for doubtful accounts	5,999,422	2,860,892	—
Depreciation and amortization	4,270,302	6,408,817	3,990,584
Research and development	1,398,809	2,332,593	4,220,333
Total operating costs and expenses	95,619,183	77,937,649	23,350,256

Operating loss	(7,530,048)	(21,951,839)	(13,513,688)

Other income (expense):
Interest expense	(8,194,754)	(4,692,974)	(1,486,676)
Interest and other income	395,228	81,015	487,132
Gain on sale of subsidiary	—	588,943	—
Settlement expense	—	—	(639,565)
Total other expense	(7,799,526)	(4,023,016)	(1,639,109)

Loss from continuing operations	(15,329,574)	(25,974,855)	(15,152,797)

Loss from discontinued operations (net of $0 tax):	(12,508,374)	(19,614,588)	(10,599,381)

Loss before extraordinary gain	(27,837,948)	(45,589,443)	(25,752,178)

Extraordinary gain on extinguishment of debt (net of $0 tax)	—	1,092,818	—

Net loss	$(27,837,948)	$(44,496,625)	$(25,752,178)

The accompanying notes are an integral part of these consolidated financial statements

	2002	2001	2000
	(as restated)
Calculation of net loss per common share:

Loss from continuing operations	$(15,329,574)	$(25,974,855)	$(15,152,797)
Cumulative preferred stock dividends not paid in current year	—	(27,610)	(1,646,818)
Dividends accrued and paid on Class M redeemable preferred stock	—	(269,027)	—
Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial conversion features	—	15,512,473	—

Loss from continuing operations applicable to common stock	$(15,329,574)	$(10,759,019)	$(16,799,615)

Basic and diluted weighted average shares outstanding	116,549,547	99,184,427	26,669,058

Net loss per common share – basic and diluted:

Loss from continuing operations	$(0.13)	$(0.11)	$(0.63)
Loss from discontinued operations	(0.11)	(0.20)	(0.40)
Extraordinary gain from extinguishment of debt	—	0.01	—
Net loss per common share	$(0.24)	$(0.30)	$(1.03)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2002, 2001 and 2000

					Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
					(as restated)		(as restated)

Balance at December 31, 1999	49,992	$499,920	24,150,829	$169,056	$98,734,475	$(499,377)	$(109,953,971)

Conversion of preferred stock into common stock	(25,805)	(258,050)	2,158,413	15,109	242,941	—	—
Reclassification of Series F redeemable preferred stock from mezzanine due to conversion to common stock	248	2,480	—	—	2,336,305	—	—
Common stock dividend paid to holders of Series F redeemable preferred stock	—	—	87,477	612	195,721	—	(196,333)
Exercise of stock options, warrants and issuances under stock purchase plan	—	—	1,589,810	11,129	4,330,530	—	—
Stock options issued for services	—	—	—	—	42,605	(42,605)	—
Common stock issued as payment of settlement and interest expense	—	—	149,977	1,051	739,537	—	—
Amortization of deferred compensation on stock options issued for services	—	—	—	—	—	541,982	—
Net loss	—	—	—	—	—	—	(25,752,178)

Balance at December 31, 2000	24,435	$244,350	28,136,506	$196,957	$106,622,114	$—	$(135,902,482)

The accompanying notes are an integral part of these consolidated financial statements

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
					(as restated)	(as restated)

Balance at December 31, 2000	24,435	$244,350	28,136,506	$196,957	$106,622,114	$(135,902,482)
Conversion of convertible debt and accrued interest into Class M mezzanine preferred stock and common warrants	—	—	—	—	6,377,673	—
Common stock issued and accumulated deficit acquired as a result of WebToTel acquisition and conversion of notes payable	—	—	17,454,333	122,182	11,822,812	(1,246,835)
Stock issued – employee stock purchase plan	—	—	34,518	241	15,338	—
Repurchase of Class M mezzanine preferred stock	—	—	—	—	—	—
Repurchase of Class N preferred stock	(14,404)	(144,040)	—	—	(14,164,060)	—
Net contribution from repurchase/settlement with stockholders of Class M and N preferred stock	—	—	—	—	(5,000,000)	30,292,319
Contingent beneficial conversion feature on Class N preferred stock	—	—	—	—	9,779,846	(9,779,846)
Issuance of common shares to related party to repurchase warrants outstanding	—	—	5,000,000	35,000	(35,000)	—
Reissuance and conversion of Class M redeemable preferred stock into common stock	—	—	50,442,857	353,100	3,696,900	—
Reissuance and conversion of Class N preferred stock into common stock	—	—	11,523,159	80,662	869,338	—
Beneficial conversion feature on the reissuance of Class M and N preferred stock	—	—	—	—	5,000,000	(5,000,000)
Other conversions of Class N preferred stock into common stock	(13)	(130)	9,143	64	66	—
Warrants issued in connection with notes payable to related party	—	—	—	—	2,170,059	—
Beneficial conversion feature on certain convertible note payable to related party	—	—	—	—	1,092,143	—
Conversion of Class C preferred stock into common stock	(9,249)	(92,490)	3,415,015	23,905	68,585	—
Dividend on Class C preferred stock paid in the form of common stock	—	—	534,016	3,738	626,575	(630,313)
Net loss	—	—	—	—	—	(44,496,625)
Balance at December 31, 2001	769	$7,690	116,549,547	$815,849	$128,942,389	$(166,763,782)

The accompanying notes are an integral part of these consolidated financial statements

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
					(as restated)	(as restated)

Balance at December 31, 2001	769	$7,690	116,549,547	$815,849	$128,942,389	$(166,763,782)

Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	6,521,940	—
I-Link costs paid by related party	—	—	—	—	498,396	—
Net loss, as restated	—	—	—	—	—	(27,837,948)
Balance at December 31, 2002, as restated	769	$7,690	116,549,547	$815,849	$135,962,725	$(194,601,730)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(as restated)
Cash flows from operating activities:
Net loss	$(27,837,948)	$(44,496,625)	$(25,752,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,135,291	10,166,790	6,399,318
Provision for doubtful accounts	6,109,863	4,066,690	113,168
Impairment of long-lived assets	3,608,770	8,040,054	—
Amortization of discount and debt issuance costs on notes payable and capital leases	1,764,789	1,518,443	—
Accrued interest added to loan principal	3,650,973	1,267,223	—
Amortization of deferred compensation on stock options issued for services	—	—	541,982
Common stock issued as payment of settlement and interest expense	—	—	740,588
Loss on disposal of assets	266,259	—	—
Extraordinary gain on extinguishment of debt	—	(1,092,818)	—
Gain on sale of subsidiary	—	(588,943)	—
Increase (decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,269,178)	(4,527,719)	873,382
Other assets	(1,164,173)	(1,126,625)	(429,260)
Accounts payable, accrued liabilities and interest payable	3,507,057	12,056,323	2,830,096
Unearned revenue	(1,643,167)	(14,565,584)	16,552,259
Net cash provided by (used in) operating activities	(4,871,464)	(29,282,791)	1,869,355

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(1,648,868)	(1,963,115)	(6,881,466)
Business acquisitions (net of cash of $286,910 and $233,787 in 2002 and 2001 respectively, acquired in the acquisitions)	(8,275,539)	(13,447,213)	—
Cash received from sale of building	691,513	—	—
Net cash used in investing activities	(9,232,894)	(15,410,328)	(6,881,466)

The accompanying notes are an integral part of these consolidated financial statements

	2002	2001	2000
	(as restated)

Cash flows from financing activities:
Proceeds from issuance of notes payable to a related party	$16,823,345	$43,920,320	$2,600,000
Payment of notes payable to related party	(3,000,000)	(2,500,000)	(2,600,000)
Proceeds from revolving credit facility, net	2,089,448	6,996,604	—
Proceeds from advance under strategic marketing agreement	—	—	1,751,183
Payment of advance under strategic marketing agreement	—	—	(1,751,183)
Payment of capital lease obligations	(2,544,350)	(1,052,387)	(141,728)
I-Link costs paid by related party	498,396	—	—
Payment of long-term debt	(805,371)	(180,093)	(3,992)
Proceeds from exercise of stock options and warrants and issuances under stock purchase plan	—	15,579	4,341,659
Other	—	—	(24,204)
Net cash provided by financing activities	13,061,468	47,200,023	4,171,735

Increase (decrease) in cash and cash equivalents	(1,042,890)	2,506,904	(840,376)

Cash and cash equivalents at beginning of year	4,662,532	2,155,628	2,996,004

Cash and cash equivalents at end of year	$3,619,642	$4,662,532	$2,155,628

Supplemental schedule of non-cash investing and financing activities:
RSL acquisition costs financed through note payable to seller	$875,000	—	—
Reclassification of Series F redeemable preferred stock from mezzanine	—	—	$2,338,785
Warrants issued in connection with notes payable to related party	—	$2,170,059	—
Conversion of notes payable to a related party and associated accrued interest to Class M redeemable preferred stock	—	10,305,072	—
Reclassification of Class M redeemable preferred stock from Mezzanine	—	22,039,892	—
Conversion of notes payable to a related party and associated accrued interest to common stock	—	10,326,938	—
Building mortgage incurred	—	—	840,000
Stock options issued for services	—	—	42,605
Equipment acquired under capital lease obligations and note payable	—	9,887,835	—

Supplemental cash flow information:
Interest paid	$2,164,472	$1,269,605	$287,941

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

Note – 2  Liquidity and Capital Resources

The Company incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $57,815,466 and negative working capital of $17,244,372 at December 31, 2002. The Company financed its operations during 2002 through related party debt with an outstanding balance of $53,230,619 and a revolving credit facility with an outstanding balance of $9,086,051 as of December 31, 2002.

The Company has taken steps to improve its cash flow from operations, which include the curtailment of its Draper, Utah operation, the sale of its former telecommunications segment to Buyers United Inc. that was completed in May 2003 (note 6) and the acquisition of RSL (note 8). The Company is pursuing additional third party funding and has also taken steps to improve its capital structure, which include the conversion of amounts owed to its controlling shareholder of $29,281,984 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $23,948,635 of related party debt which is not subject to the debt restructuring, matures on June 30, 2004.  The Company also has an ongoing commitment from its controlling shareholder to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At December 31, 2002, the Company had $53,230,619 of related party debt.  In order to reduce the cash requirements to pay this debt, the Company entered into an amended debt restructuring agreement with its controlling shareholder whereby $29,281,984 will be converted into common stock, reducing the Company’s debt obligation and related interest charges without expending cash.  Additionally, in March 2003, the controlling shareholder extended the due date of a $9,350,000 note from the Company to June 30, 2004.  As a result, the remaining $23,948,635 of related party debt matures on June 30, 2004. Subsequent to April 15, 2004, should the controlling shareholder not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, the Company will be required to restructure its debt with the controlling shareholder to further extend payments of principal or interest or find alternative funding to replace the related party debt.

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

Note 3- Restatement

The accompanying consolidated financial statements as of December 31, 2002 and for the year then ended have been restated from those originally issued October 15, 2003 to account for 1) revenues from the Company’s network service offering when the actual cash collections to be retained by the Company are finalized, and 2) deemed interest expense for beneficial conversion features (“BCF”) embedded in certain of the Company’s indebtedness as required by Emerging Issues Task Force Issue No. 00-27. Both restatements had no effect on loss from discontinued operations or net loss per share from discontinued operations. The network service offering restatement increased the net loss for the fourth quarter and year ended December 31, 2002 by $3,505,043 and the net loss per share by $0.03. The BCF restatement increased the net loss for the fourth quarter and year ended December 31, 2002 by $301,000 but had no effect on the net loss per share. Both matters are discussed in more detail below.

1) Network Service Offering - SAB 101/103
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

The following sets forth the effect of these restatements on the net loss and net loss per share for the year ended December 31, 2002.

Net loss as originally reported	$(24,031,905)
Reduction of telecommunication services revenue	(5,158,460)
Reduction of provision for doubtful accounts	331,783
Reduction of commissions included in selling, general and administrative expense	1,321,634
Net loss as restated on Form 10-K/A#1	$(27,536,948)

Net loss per share as originally reported	$(0.21)
Net loss per share as restated on Form 10-K/A#1	$(0.24)

The following sets forth the effect of these restatements on the consolidated balance sheet as of December 31, 2002.

	As Originally Reported	Adjustments	As Restated on Form 10-K/A#1
Accounts receivable, net	$21,750,826	$(4,826,677)	$16,924,149
Accrued liabilities	19,411,946	(1,321,634)	18,090,312
Shareholders’ deficit	(60,419,423)	(3,505,043)	(63,924,466)

2) Beneficial Conversion Feature - Emerging Issues Task Force Issue No. 00-27

The consolidated financial statements of the Company have also been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to record additional deemed interest for BCF as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”.

On September 20, 2004, management of the Company concluded that the accounting principles as set forth in EITF 00-27, regarding BCF, had not been properly applied in current and prior periods to its convertible debentures issued under a March 2001 loan agreement for which the Company had previously determined BCF of $1.1 million. The initial determination of the BCF in 2001 at the respective issue dates of such debt was correct. However, adjustments to the conversion price and the number of conversion shares were made under the debentures’ anti-dilution provisions. The various anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company’s previous public filings. However, the principles under EITF 00-27 also require a redetermination of the BCF at each date an anti-dilution event occurred. This redetermination was not completed in prior reporting periods. Additionally, the accumulation of unpaid interest costs which are required by the debt terms to be added to principal and which are payable at maturity on these same convertible debentures has been deemed to be interest paid in kind (“PIK”); such interest also contains a conversion feature, and the payment of such interest in the form of PIK interest is non-discretionary requiring the determination of a BCF in the PIK interest. This determination was not made by the Company in its prior reportings.

The Company’s management has now concluded that a restatement is required and has brought these matters for consideration before the Audit Committee and the full Board of Directors of the Company. Having considered the circumstances underlying the accounting errors and their effects upon the Company’s prior filings, and having discussed these matters with the Company’s management, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company’s management to amend certain previously filed public reports to reflect deemed interest expense from such BCF.

Although the error affects 2001, 2002 and 2003, the $23 cumulative effect on earnings through the third quarter of 2002 was recorded in the fourth quarter of 2002 as a charge to interest expense. Therefore, the correction is an increase in deemed interest expense and net loss, in all reporting periods from the fourth quarter of 2002 through the first quarter of 2004, and a reduction in reported liabilities and stockholders’ deficit in all reporting periods from the fourth quarter of 2002 through the first quarter of 2004. The effect of these errors is detailed, by reporting period, below. The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations.

Effect of the restatements on the consolidated statements of operations
(in thousands of dollars except per share amounts)
(per share information reported on a post 20:1 stock consolidation basis for all periods shown. Stock consolidation enacted in the fourth quarter of 2003)

	Three months	Three months	Three months	Three months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) as previously reported on Form 10-K or 10-Q	$(11,117)	$(14,895)	$(3,713)	$(3,257)	$(4,456)	$594
Correction of EITF 00-27 errors	(301)	(902)	(1,089)	(1,337)	(1,779)	(1,801)
Net loss as currently reported on revised Form 10-K or 10-Q	$(11,418)	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(1,207)

Net income (loss) per share as previously reported on Form 10-K or 10-Q	$(1.92)	$(2.55)	$(0.64)	$(0.56)	$(0.44)	$0.03

Net loss per share as currently reported on revised Form 10-K or 10-Q	$(1.96)	$(2.71)	$(0.82)	$(0.79)	$(0.59)	$(0.06)

Effect of the restatements on the consolidated balance sheets
(in thousands of dollars)

	As at	As at	As at	As at	As at	As at
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Notes payable to a related party:
As previously reported on Form 10-K or 10-Q	$30,058	$30,496	$30,985	$33,483	$35,073	$41,060
Correction of EITF 00-27 errors	(6,109)	(5,364)	(4,437)	(3,265)	(6,356)	(4,834)
As currently reported on revised Form 10-K or 10-Q	$23,949	$25,132	$26,548	$30,218	$28,717	$36,226

Additional paid-in capital:
As previously reported on Form 10-K or 10-Q	$129,553	$129,553	$129,618	$129,618	$171,115	$171,192
Correction of EITF 00-27 errors	6,410	6,567	6,729	6,894	11,764	12,043
As currently reported on revised Form 10-K or 10-Q	$135,963	$136,120	$136,347	$136,512	$182,879	$183,235

Accumulated deficit As previously reported on Form 10-K or 10-Q	$(194,301)	$(209,196)	$(212,909)	$(216,166)	$(220,622)	$(220,028)
Correction of EITF 00-27 errors	(301)	(1,203)	(2,292)	(3,629)	(5,408)	(7,209)
As currently reported on revised Form 10-K or 10-Q	$(194,602)	$(210,399)	$(215,201)	$(219,795)	$(226,030)	$(227,237)

Stockholders’ equity (deficit):
As previously reported on Form 10-K or 10-Q	$(63,925)	$(78,820)	$(82,468)	$(85,725)	$(49,309)	$(47,292)
Correction of EITF 00-27 errors	6,109	5,364	4,437	3,265	6,356	4,834
As currently reported on revised Form 10-K or 10-Q	$(57,816)	$(73,456)	$(78,031)	$(82,460)	$(42,953)	$(42,458)

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

	Year ended Dec. 31, 2002	Year ended Dec. 31, 2001	Year ended Dec. 31, 2000
	(as restated)
Net loss as reported	$(27,837,948)	$(44,496,625)	$(25,752,178)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of –0- tax	(1,300,371)	(2,933,069)	(7,510,031)
Pro forma net loss	$(29,138,319)	$(47,429,694)	$(33,262,209)

Earning (loss) per share
Basic and diluted – as reported	$(0.24)	$(0.30)	$(1.03)
Basic and diluted – pro forma	$(0.25)	$(0.32)	$(1.25)

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

The above table excludes the potential dilutive effect of the Amended Debt Restructuring Agreement (see note 15).  Should that Agreement be approved by the shareholders at its annual meeting in 2003, additional shares (as of December 31, 2002) of common stock of approximately  8,800,000 would be issued (which are not included in the above table).

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

	For the Year Ended
	December 31, 2002	December 31, 2001
	(as restated)

Revenues	$143,338,000	$200,142,000
Net loss from continuing operations	$(19,743,000)	$(85,799,000)
Net loss	$(32,252,000)	$(84,706,000)
Loss per share from continuing operations	$(0.17)	$(0.71)
Loss per share	$(0.28)	$(0.70)

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

	2001	2000
Net loss per share	$(0.30)	$(1.03)
Goodwill amortization	0.02	0.02
Other intangibles amortization	0.00	0.00
Adjustment to goodwill impairment	(0.01)	0.00
Adjusted net loss per share	$(0.29)	$(1.01)

Note 10 – Debt

Debt, the carrying value of which approximates market, consists of the following at December 31:

	2002	2001

Note payable to a service provider, interest at 7.0%, due on demand	$746,625	$746,625

Building mortgage payable to a bank, interest at 9.84%, payable in monthly installments of $10,028	—	797,329

Note payable to a network service provider, interest at 10%, payable in monthly installments of $22,500	393,861	612,454

Revolving credit facility	9,086,051	6,996,603

Note payable, Winter Harbor, interest at prime plus 9%	1,999,215	1,999,215

Note payable, RSL estate, 10% imputed interest, due March 31, 2004	880,645	—

Note payable, Counsel Corporation, interest at 9%, due June 30, 2004	7,162,247	11,527,512

Note payable, Counsel Corporation, interest at 10%, due June 6, 2002, (to be converted into common stock)	29,281,984	17,540,140

Note payable, Counsel Corporation, interest at 10%, due June 30, 2004	9,350,000	11,561,023

Note Payable, Counsel Corporation, interest at 10%, due June 30, 2004	7,436,389	—
	66,337,017	51,780,901
Less current portion	(12,073,374)	(39,106,025)
Long-term debt, less current portion	$54,263,643	$12,674,876

Maturities of long-term obligations during 2003 and 2004 are $12,073,374 and $24,981,659 respectively.  These maturities exclude the June 6, 2002 loan of $29,281,247 as it will be satisfied by the issuance of common stock (see note 15).

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

The Company borrowed $12,000,000 under a loan agreement with Counsel Communications during 2001(see note 15).  Interest on the note (9% per annum) is automatically added to principal at the end of each calendar quarter.  The note was due March 1, 2004, but in March 2003, the due date was extended to June 30, 2004.  The note is convertible into I-Link’s common stock at a conversion rate of $0.56 per share, which conversion price was reset to  $0.39 upon issuance of  the $7,500,000 convertible loan to Counsel (discussed below ) pursuant to automatic reset provisions of the original loan agreement.  At any time the Company made a draw on the loan agreement and the market price of the Company’s common stock was higher than the conversion rate, a debt discount was recorded equal to this beneficial conversion feature (“BCF”).  Further debt discounts were recorded resulting from dilutionary adjustments to the conversion price from the issuance of new convertible securities. Additionally, the accumulation of unpaid interest costs on the convertible debt is deemed to be interest paid in kind (“PIK”) containing a conversion feature which once assessed as PIK interest requires the determination of a debt discount. A debt discount of $7,501,914 was recorded on the borrowings of $12,000,000 plus accrued interest.  This discount is being accreted to interest expense over the term of the loan agreement, at the point of advance or maturity of the BCF.

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

Note 14 - Income Taxes

The Company recognized no income tax benefit from its losses in 2002, 2001 and 2000. The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2002	2001	2000
	(as restated)
Expected federal statutory tax benefit	$(5,212,055)	$(8,831,451)	$(5,151,951)

Increase (reduction) in taxes resulting from:
State income taxes	(429,908)	(505,729)	(478,690)
Foreign loss not subject to domestic tax	1,071	233,999	1,584,313
Non-deductible interest on certain notes	774,043	356,993	—
Exercise of stock options issued for services	—	—	(1,277,402)
Non-deductible goodwill	—	3,096,030	—
Change in valuation allowance attributable to continuing operations	4,858,940	7,457,214	6,373,667
Other	7,909	(1,807,056)	(1,049,937)
	$—	$—	$—

The change in the valuation allowance, including discontinued operations, was $9,522,620, $14,356,375 and $10,695,573 for the years ended 2002, 2001 and 2000 respectively.

At December 31, 2002, the Company had total net operating loss carryforwards for federal income tax purposes of approximately $138,000,000.  These net operating loss carryforwards expire between 2006 and 2022.  The Company’s utilization of approximately $79,000,000 of the total net operating loss carryforward against future taxable income will be subject to an annual limitation of approximately $2,246,000 per year because of the change in ownership that occurred in 2001, as required by Internal Revenue Code Section 382.  Due to the expiration of the net operating loss carryforwards, the Company may only be able to utilize approximately $45,000,000 of the total $79,000,000 net operating loss carryforward that is subject to the annual limitation under Internal Revenue Code Section 382.   The Company also has net operating losses for state income tax purposes.  Certain entities are subject to state income tax in multiple jurisdictions.  Available state tax loss carryforwards differ by jurisdiction.

The components of the deferred tax asset and liability of continuing and discontinued operations as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(as restated)
Deferred tax assets:
Tax net operating loss carryforwards	$51,689,887	$44,999,213
Acquired in-process research and development and intangible assets	3,434,686	3,503,450
Amortization of deferred compensation on stock options	1,933,060	1,933,060
Reserve for loss on disposal of discontinued operations	304,173	304,173
Reserve for accounts receivable and inventory valuation	658,555	694,895
Accrued officers wages	74,600	101,545
Accrued vacation	80,427	145,511
Accrued interest	—	—
Unearned revenue	1,924,106	741,030
Other	150,317	20,228
Depreciation and amortization	1,707,705	—
Valuation allowance	(61,957,516)	(52,434,896)
Total deferred tax asset	—	8,209
Deferred tax liability:
Excess tax depreciation and amortization	—	(8,209)
Total deferred tax liability		(8,209)
Net deferred tax asset	$—	$—

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

4.               The issuance of common stock by I-Link pursuant to this Agreement will result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2002 Loan Agreement.  Whereas the conversion price for the March 1, 2002 Loan Agreement had been $0.56, the new conversion price will be approximately $0.31 after taking into consideration the issuance of the convertible note to fund the RSL acquisition.

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

The Company has also recorded a beneficial conversion feature (debt discount) in the amount of $7,501,914 on the convertible debt funded by Counsel that was received through June 30, 2001.  The amount of the initial discount, if applicable, is calculated as the difference between the conversion price ($0.56) and the market price of the common stock (if higher than the conversion price on the date funds are drawn on the loan), multiplied by the number of shares of common stock into which the note can be converted.  The beneficial conversion feature is being amortized over the life of the note payable (three years). Further debt discounts have been recorded resulting from dilutionary adjustments to the conversion price from the issuance of new convertible securities. Additionally, the accumulation of unpaid interest costs on the convertible debt is deemed to be interest paid in kind (“PIK”) containing a conversion feature which once assessed as PIK interest requires the determination of a debt discount. The beneficial conversion feature is being amortized over the life of the convertible note.

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 400,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion.  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee.  The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both.  The Company has 400,000 shares of common stock reserved for issuance under the 1995 Employee Plan.  As of December 31, 2002, options to purchase 135,250 shares of common stock with an exercise price of $3.90 are outstanding under the 1995 Employee Plan.  During 2002, 2001 and 2000, options to purchase 10,000, 37,500 and 3,333, respectively, of common stock were forfeited or expired.  No options were exercised in 2002.

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

	For the Year Ending December 31, 2002
	Acceris Solutions	Acceris Partners	Acceris Technologies	Total Reportable Segments

Revenues from external customers	$1,547,000	$83,706,000	$2,837,000	$88,090,000
Interest and other income	1,000	356,000	—	357,000
Interest expense	19,000	3,279,000	—	3,298,000
Depreciation and amortization expense	158,000	4,056,000	11,000	4,225,000
Segment income (loss)	(629,000)	(6,715,000)	976,000	(6,368,000)

Other significant non-cash items:
Provision for doubtful accounts	33,000	5,966,000	—	5,999,000

Expenditures for long-lived assets	3,102,000	3,747,000	—	6,849,000

Segment assets	9,573,000	27,877,000	173,000	37,623,000

	For the Year Ending December 31, 2001
	Acceris Partners	Acceris Technologies	Total Reportable Segments

Revenues from external customers	$50,289,000	$5,697,000	$55,986,000
Interest revenue	—	—	—
Interest expense	2,499,000	—	2,499,000
Depreciation and amortization expense	2,286,000	126,000	2,412,000
Segment income (loss)	(13,927,000)	1,611,000	(12,316,000)

Other significant non-cash items:
Provision for doubtful accounts	2,861,000	—	2,861,000

Expenditures for long-lived assets	14,797,000	8,000	14,805,000
Segment assets	32,206,000	137,000	32,343,000

	For the Year Ending December 31, 2000
	Marketing Services	Acceris Technologies	Total Reportable Segments

Revenues from external customers	$464,000	$9,373,000	$9,837,000
Interest revenue	—	—	—
Interest expense	—	—	—
Depreciation and amortization expense	15,000	98,000	113,000
Segment income (loss)	(204,000)	3,218,000	3,014,000

Other significant non-cash items:
Provision for doubtful accounts	—	—	—

Expenditures for long-lived assets	—	8,000	8,000

Segment assets	—	201,000	201,000

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	2002	2001	2000
	(as restated)

Total interest and other income for reportable segments	$357,000	$—	$—
Unallocated interest revenue from corporate accounts	38,000	81,000	487,000
	$395,000	$81,000	$487,000

Total interest expense for reportable segments	$3,298,000	$2,499,000	$—
Unallocated amortization of discount on notes payable	—	—	—
Unallocated interest expense from related party debt	4,512,000	1,556,000	1,054,000
Other unallocated interest expense from corporate debt	385,000	638,000	433,000
	$8,195,000	$4,693,000	$1,487,000

Total depreciation and amortization for reportable segments	$4,225,000	$2,412,000	$113,000
Unallocated amortization expense from intangible assets	—	2,608,000	2,612,000
Other unallocated depreciation from corporate assets	45,000	1,389,000	1,266,000
	$4,270,000	$6,409,000	$3,991,000

Total segment loss	$(6,368,000)	$(12,316,000)	$3,014,000
Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(861,000)	(253,000)	—
Litigation settlement expense	—	—	(640,000)
Gain on sale of subsidiary	—	589,000	—
Amortization of deferred compensation on stock options issued for services	—	—	(542,000)
Amortization of intangible assets	—	(2,608,000)	(2,612,000)
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(8,101,000)	(11,387,000)	(14,373,000)
	$(15,330,000)	$(25,975,000)	$(15,153,000)

Total amortization of deferred compensation for reportable segments	—	—	—
Unallocated amortization of deferred compensation	—	—	$542,000
	—	—	$542,000

Expenditures for segment long-lived assets	$6,849,000	$14,805,000	$8,000
Other unallocated expenditures for corporate assets	309,000	1,274,000	5,621,000
	$7,158,000	$16,079,000	$5,629,000

Segment assets	$37,623,000	$32,343,000	$201,000
Intangible assets not allocated to segments	—	1,331,000	3,939,000
Other assets not allocated to segments*	3,823,000	13,106,000	17,517,000
	$41,446,000	$46,780,000	$21,657,000

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

(in thousands of dollars, except per share amounts)		March 31	June 30	September 30	December 31
Net sales:	2002	$24,392	$21,872	$20,156	$21,669
	2001	1,437	7,352	22,907	24,289

Operating loss:	2002	$(340)	$(246)	$(851)	$(6,093)
	2001	(3,515)	(2,931)	(5,457)	(10,050)

Net loss from continuing operations before discontinued operations and extraordinary item:	2002	$(2,504)	$(2,297)	$(2,476)	$(8,053)
	2001	(3,813)	(3,554)	(7,228)	(11,380)

Loss from discontinued operations (2)	2002	$(3,099)	$(4,581)	$(1,463)	$(3,366)
	2001	(2,856)	714	(13,275)	(4,198)

Net loss: (1)	2002	$(5,603)	$(6,878)	$(3,939)	$(11,418)
	2001	(6,669)	(2,839)	(20,503)	(14,486)

Basic and diluted income (loss) before discontinued operations and extraordinary item per common share:	2002	$(0.02)	$(0.02)	$(0.02)	$(0.07)
	2001	0.22	(0.03)	(0.06)	(0.11)

Basic and diluted income (loss) per common share:	2002	$(0.05)	$(0.06)	$(0.03)	$(0.10)
	2001	0.16	(0.03)	(0.18)	(0.15)

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

The summary financial information above for the quarter ended December 31, 2002 has been restated from those originally issued to account for 1) revenues from the Company’s network service offering when the actual cash collections to be retained by the Company are finalized, and 2) deemed interest expense for BCF embedded in certain of the Company’s indebtedness as required on Emerging Issues Task Force Issue No. 00-27. Both restatements had no effect on loss from discontinued operations or net loss per share from discontinued operations. The network service offering restatement increased the net loss for the fourth quarter and year ended December 31, 2002 by $3,505,043 and the net loss per share by $0.03. The BCF restatement increased the net loss for the fourth quarter and year ended December 31, 2002 by $301,000 but had no effect on the net loss per share. Both matters are discussed in more detail below.

1) Network Service Offering - SAB 101/103
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

The following sets forth the effect of these restatements on the net loss and net loss per share for the year ended December 31, 2002.

Net loss as originally reported	$(24,031,905)
Reduction of telecommunication services revenue	(5,158,460)
Reduction of provision for doubtful accounts	331,783
Reduction of commissions included in selling, general and administrative expense	1,321,634
Net loss as restated on Form 10-K/A#1	$(27,536,948)

Net loss per share as originally reported	$(0.21)
Net loss per share as restated on Form 10-K/A#1	$(0.24)

The following sets forth the effect of these restatements on the consolidated balance sheet as of December 31, 2002.

	As Originally Reported	Adjustments	As Restated on Form 10-K/A#1
Accounts receivable, net	$21,750,826	$(4,826,677)	$16,924,149
Accrued liabilities	19,411,946	(1,321,634)	18,090,312
Shareholders’ deficit	(60,419,423)	(3,505,043)	(63,924,466)

2) Beneficial Conversion Feature - Emerging Issues Task Force Issue No. 00-27

The consolidated financial statements of the Company have also been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to record additional deemed interest for BCF as required by Emerging Issues Task Force No. 00-27 (“EITF 00-27”.

On September 20, 2004, management of the Company concluded that the accounting principles as set forth in EITF 00-27, regarding BCF, had not been properly applied in current and prior periods to its convertible debentures issued under a March 2001 loan agreement for which the Company had previously determined BCF of $1.1 million. The initial determination of the BCF in 2001 at the respective issue dates of such debt was correct. However, adjustments to the conversion price and the number of conversion shares were made under the debentures’ anti-dilution provisions. The various anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company’s previous public filings. However, the principles under EITF 00-27 also require a redetermination of the BCF at each date an anti-dilution event occurred. This redetermination was not completed in prior reporting periods. Additionally, the accumulation of unpaid interest costs which are required by the debt terms to be added to principal and which are payable at maturity on these same convertible debentures has been deemed to be interest paid in kind (“PIK”); such interest also contains a conversion feature, and the payment of such interest in the form of PIK interest is non-discretionary requiring the determination of a BCF in the PIK interest. This determination was not made by the Company in its prior reportings.

The Company’s management has now concluded that a restatement is required and has brought these matters for consideration before the Audit Committee and the full Board of Directors of the Company. Having considered the circumstances underlying the accounting errors and their effects upon the Company’s prior filings, and having discussed these matters with the Company’s management, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company’s management to amend certain previously filed public reports to reflect deemed interest expense from such BCF.

Although the error affects 2001, 2002 and 2003, the $23 cumulative effect on earnings through the third quarter of 2002 was recorded in the fourth quarter of 2002 as a charge to interest expense. Therefore, the correction is an increase in deemed interest expense and net loss, in all reporting periods from the fourth quarter of 2002 through the first quarter of 2004, and a reduction in reported liabilities and stockholders’ deficit in all reporting periods from the fourth quarter of 2002 through the first quarter of 2004. The effect of these errors is detailed, by reporting period, below. The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations.

Effect of the restatements on the consolidated statements of operations
(in thousands of dollars except per share amounts)
(per share information reported on a post 20:1 stock consolidation basis for all periods shown. Stock consolidation enacted in the fourth quarter of 2003)

	Three months	Three months	Three months	Three months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) as previously reported on Form 10-K or 10-Q	$(11,117)	$(14,895)	$(3,713)	$(3,257)	$(4,456)	$594
Correction of EITF 00-27 errors	(301)	(902)	(1,089)	(1,337)	(1,779)	(1,801)
Net loss as currently reported on revised Form 10-K or 10-Q	$(11,418)	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(1,207)

Net income (loss) per share as previously reported on Form 10-K or 10-Q	$(1.92)	$(2.55)	$(0.64)	$(0.56)	$(0.44)	$0.03

Net loss per share as currently reported on revised Form 10-K or 10-Q	$(1.96)	$(2.71)	$(0.82)	$(0.79)	$(0.59)	$(0.06)

Effect of the restatements on the consolidated balance sheets
(in thousands of dollars)

	As at	As at	As at	As at	As at	As at
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Notes payable to a related party:
As previously reported on Form 10-K or 10-Q	$30,058	$30,496	$30,985	$33,483	$35,073	$41,060
Correction of EITF 00-27 errors	(6,109)	(5,364)	(4,437)	(3,265)	(6,356)	(4,834)
As currently reported on revised Form 10-K or 10-Q	$23,949	$25,132	$26,548	$30,218	$28,717	$36,226

Additional paid-in capital:
As previously reported on Form 10-K or 10-Q	$129,553	$129,553	$129,618	$129,618	$171,115	$171,192
Correction of EITF 00-27 errors	6,410	6,567	6,729	6,894	11,764	12,043
As currently reported on revised Form 10-K or 10-Q	$135,963	$136,120	$136,347	$136,512	$182,879	$183,235

Accumulated deficit As previously reported on Form 10-K or 10-Q	$(194,301)	$(209,196)	$(212,909)	$(216,166)	$(220,622)	$(220,028)
Correction of EITF 00-27 errors	(301)	(1,203)	(2,292)	(3,629)	(5,408)	(7,209)
As currently reported on revised Form 10-K or 10-Q	$(194,602)	$(210,399)	$(215,201)	$(219,795)	$(226,030)	$(227,237)

Stockholders’ equity (deficit):
As previously reported on Form 10-K or 10-Q	$(63,925)	$(78,820)	$(82,468)	$(85,725)	$(49,309)	$(47,292)
Correction of EITF 00-27 errors	6,109	5,364	4,437	3,265	6,356	4,834
As currently reported on revised Form 10-K or 10-Q	$(57,816)	$(73,456)	$(78,031)	$(82,460)	$(42,953)	$(42,458)

I-LINK INCORPORATED AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions (a)	Other		Balance at End of Period

Allowance for doubtful accounts:
December 31, 2000	1,789,000	113,168		(1,801,503)	—		100,665
December 31, 2001	100,665	4,066,690		(2,304,367)	—		1,862,988
December 31, 2002	1,862,988	5,999,422	(b)	(5,031,556)	(47,283	)(c)	2,783,571

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