Form 10-Q/A
period 2003-03-31
ACCERIS COMMUNICATIONS INC
filed 2004-10-26
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A#3

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

Explanatory Note

     This Amendment No. 3 to Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q/A (Amendment No. 2) for the three month period ended March 31, 2003, filed on October 15, 2003. I-Link (“the Company”) has filed this Amendment No. 3 to 1) recognize deemed interest expense for a beneficial conversion feature (“BCF”) embedded in certain of its indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”), as fully outlined in Note 2 to these Consolidated Financial Statements, and to 2) revise Part I - Item 4 - Controls and Procedures. The BCF-related error affects 2001, 2002 and 2003. The cumulative effect on earnings through the third quarter of 2002 is immaterial and has been recorded in the fourth quarter of 2002 as a charge to interest expense. Although we have revised our previously filed Form 10-Q/A (Amendment No. 2) for the three month period ended March 31, 2003 to give effect to these matters, other information contained therein has not been updated.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited) (as restated)	(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$3,957,868	$3,619,642
Accounts receivable, less allowance for doubtful accounts of $2,532,331 and $2,783,571 at March 31, 2003 and December 31, 2002, respectively	14,300,502	16,924,149
Other current assets	2,161,229	3,063,986
Total current assets	20,419,599	23,607,777

Furniture, fixtures, equipment and software, net	10,357,790	11,479,111

Other assets:
Intangible assets, net	2,523,906	2,747,262
Other assets	3,188,084	2,261,887
Net assets of discontinued operations	1,550,000	1,350,000
Total assets	$38,039,379	$41,446,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,395,058	$7,016,628
Accrued liabilities	22,572,614	18,090,312
Unearned revenue	6,304,348	958,185
Revolving credit facility and other current debt	14,778,611	12,073,374
Current portion of capital leases obligations	2,751,642	2,713,650
Total current liabilities	51,802,273	40,852,149

Notes payable	1,058,024	1,033,024
Notes payable to a related party, net of unamortized beneficial conversion features	25,131,958	23,948,635
Capital leases obligations	3,488,459	4,145,711
Notes payable to a related party, to be converted into common stock	30,014,033	29,281,984
Total liabilities	111,494,747	99,261,503

Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 619 at March 31, 2003 and 769 at December 31, 2002, liquidation preference of $612,810 (unaudited) at March 31, 2003	6,190	7,690
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,669,547 at March 31, 2003 and 116,549,547 at December 31, 2002	816,689	815,849
Additional paid-in capital	136,120,385	135,962,725
Accumulated deficit	(210,398,632)	(194,601,730)
Total stockholders’ deficit	(73,455,368)	(57,815,466)

Total liabilities and stockholders’ deficit	$38,039,379	$41,446,037

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31, 2003 and 2002

(unaudited)

	2003	2002
	(as restated)
Revenues:
Telecommunication services	$30,367,250	$22,811,324
Technology licensing and development	—	1,580,712
Total revenues	30,367,250	24,392,036

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation shown below)	25,748,481	13,272,584
Selling, general and administrative	14,224,567	8,699,844
Provision for doubtful accounts	1,174,886	1,356,371
Research and development	—	382,492
Depreciation and amortization	1,826,143	1,021,242
Total operating costs and expenses	42,974,077	24,732,533

Operating loss	(12,606,827)	(340,497)

Other income (expense):
Interest expense	(2,915,472)	(2,172,554)
Interest and other income	2,262	9,201
Total other income (expense)	(2,913,210)	(2,163,353)

Loss from continuing operations	(15,520,037)	(2,503,850)
Loss from discontinued operations	(276,865)	(3,098,977)

Net loss	$(15,796,902)	$(5,602,827)

Basic and diluted weighted average shares outstanding	116,669,547	116,549,547

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.14)	$(0.02)
Loss from discontinued operations	(0.00)	(0.03)
Net loss per common share	$(0.14)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31, 2003 and 2002

(unaudited)

	2003	2002
	(as restated)
Cash flows from operating activities:
Net loss	$(15,796,902)	$(5,602,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,826,143	2,297,760
Provision for doubtful accounts	1,177,886	1,492,852
Amortization of discount and debt issuance costs on notes payable	1,091,828	677,651
Accrued interest added to loan principal	1,047,244	778,089
Decrease in allowance for impairment of net assets of discontinued operations	(140,736)	—
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	1,573,762	(877,703)
Other assets	(212,466)	1,147,710
Unearned revenue	5,346,163	(1,180,723)
Accounts payable and accrued liabilities	2,819,481	(2,022,986)
Net cash used in operating activities	(1,267,597)	(3,290,177)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(640,339)	(481,399)
Cash received from sale of assets	160,184	—
Net cash used in investing activities	(480,155)	(481,399)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	2,705,237	470,518
Proceeds from notes payable to related party	—	3,816,603
Payment of long-term debt	—	(10,336)
Payment of capital lease obligations	(619,259)	(632,283)
Net cash provided by financing activities	2,085,978	3,644,502

Increase (decrease) in cash and cash equivalents	338,226	(127,074)

Cash and cash equivalents at beginning of period	3,619,642	4,662,532

Cash and cash equivalents at end of period	$3,957,868	$4,535,458

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORORATED AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of I-Link Incorporated and its wholly-owned subsidiaries WorldxChange, Corp. (“WorldxChange”), I-Link Communications Inc. (“ILC”) which is included in discontinued operations and the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”) which the Company purchased on December 10, 2002 (see note 5).  These entities combined are referred to as  “I-Link” or the “Company” in these financial statements.

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

Note 2 — Restatement

The accompanying consolidated financial statements as of March 31, 2003 and for the three months then ended have been restated from those originally issued to account for 1) revenues from the Company’s network service offering when the actual cash collections to be retained by the Company are finalized, and 2) deemed interest expense for beneficial conversion features (“BCF”) embedded in certain of the Company’s indebtedness as required by Emerging Issues Task Force Issue No. 00-27. Both restatements had no effect on loss from discontinued operations or net loss per share from discontinued operations. The network service offering restatement increased the net loss for the first quarter ending March 31, 2003 by $11,972 and the net loss per share by $0.10. The BCF restatement increased the net loss for the first quarter ending March 31, 2003 by $902 and the net loss per share by $0.01. Both matters are discussed in more detail below.

1) Network Service Offering — SAB 101/103

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

The following sets forth the effect of these restatements on the net loss and net loss per share for the three months ended March 31, 2003.

Net loss as originally reported	$(2,922,733)
Reduction of telecommunication services revenue	(11,626,798)
Reduction of provision for doubtful accounts	976,263
Increase in selling, general and administrative expense	(1,321,634)
Net loss as restated on Form 10 Q/A#1	$(14,894,902)

Net loss per share as originally reported	$(0.03)
Net loss per share as restated on Form 10 Q/A#1	$(0.13)

The following sets forth the effect of these restatements on the consolidated balance sheet as of March 31, 2003.

	As Originally Reported	Adjustments	As Restated on Form 10 Q/A#1
Accounts receivable, net	$24,652,459	$(10,351,957)	$14,300,502
Unearned revenue	1,179,093	5,125,255	6,304,348
Shareholders’ deficit	(63,342,156)	(15,477,212)	(78,819,368)

2) Beneficial Conversion Feature — Emerging Issues Task Force Issue No. 00-27
The consolidated financial statements of the company have been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to record additional deemed interest expense for BCF as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”).

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

Note 3 — Liquidity and Capital Reserves

The Company incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $73,455,368 and negative working capital of $31,382,674 at March 31, 2003. The Company financed its operations during the quarter ended March 31, 2003 through a revolving credit facility with an outstanding balance of $11,791,288 as of March 31, 2003.

The Company has taken steps to improve its cash flow from operations, which include the curtailment of its Draper, Utah operation, the sale of its former telecommunications segment to Buyers United Inc. that was completed in May 2003 (note 7) and the acquisition of RSL (note 5). The Company is pursuing additional third party funding and has also taken steps to improve its capital structure, which include the conversion of amounts owed to its controlling shareholder of $30,014,033 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $25,131,958 of related party debt which is not subject to the debt restructuring, matures on June 30, 2004.  The Company also has an ongoing commitment from its controlling shareholder to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At March 31, 2003, the Company had $55,145,991 of related party debt.  In order to reduce the cash requirements to pay this debt, the Company entered into an amended debt restructuring agreement with its controlling shareholder whereby $30,014,033 will be converted into common stock, reducing the Company’s debt obligation and related interest charges without expending cash. Additionally, in March 2003, the controlling shareholder extended the due date of a $9,350,000 note from the Company to June 30, 2004.  As a result, the remaining $25,131,958 of related party debt matures on June 30, 2004. Subsequent to April 15, 2004, should the controlling shareholder not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, the Company will be required to restructure its debt with the controlling shareholder to further extend payments of principal or interest or find alternative funding to replace the related party debt.

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

Note 4 — Summary of Significant Accounting Policies

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
153,111,000

The above table excludes the potential dilutive effect of the Amended Debt Restructuring Agreement.  Should that Agreement be approved by the I-link shareholders at its annual meeting in 2003, approximately 9,300,000 additional shares of common stock  (as of March 31, 2003) would be issued (which are not included in the above table).   During the quarter ended March 31, 2003, approximately 1,028,000 options expired.

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

	Three-months ended March 31, 2003	Three-months ended March 31, 2002
	(as restated)

Net loss as reported	$(15,796,902)	$(5,602,827)
Deduct:
Total compensation cost determined under the fair value based method for all awards, net of -0- tax	(17,986)	(481,677)
Pro forma net loss	$(15,814,888)	$(6,084,504)

Earning (loss) per share
Basic and diluted — as reported	$(0.14)	$(0.05)
Basic and diluted — pro forma	$(0.14)	$(0.05)

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

Note 5 — Purchase of the Enterprise and Agent Business of RSL Com U.S.A. Inc.

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
$9,437,450

Note 6 — Commission on Network Service Offering

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

Note 7 — Discontinued Operations

On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to Buyers United.  The sale includes the physical assets required to operate I-Link’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use I-Link’s proprietary software platform. The sale closed on May 1, 2003 and provides for a post closing cash settlement between the parties. The sale price consists of 300,000 shares of Series B convertible preferred stock (8% dividend) of Buyers United, subject to adjustment in certain circumstances, of which 75,000 are subject to an earn-out provision (contingent consideration) based on future events related to ILC”s single largest customer.  The earn-out takes place over a fourteen-month period beginning January 2003, on a monthly basis.  The Company will recognize the value of the earn-out shares when and if earned.  In the first quarter of 2003, 16,071 shares of the contingent consideration were earned.

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

Net assets of the discontinued operations are as follows:

	March 31, 2003	December 31, 2002

Furniture, fixtures equipment and software	$2,666,531	$2,666,531
Intangible assets	270,000	270,000
Impairment charge	(1,386,531)	(1,586,531)
Net assets — discontinued operations	$1,550,000	$1,350,000

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

Note 8 — Income Taxes

The Company recognized no income tax benefit from the losses generated in 2003 and 2002 because of the uncertainty of the realization of the related deferred tax asset.

Note 9 — Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  Litigation, which the Company is involved in, is not expected, individually or in the aggregate, to have a material adverse affect on the Company.

Note 10 — Intangible Assets

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

Note 11 — Potential Acquisitions

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

Note 12 — Segment of Business Reporting

The Company’s reportable segments are as follows:

•                       Acceris Solutions — is comprised of the enterprise business of RSL which was acquired in December 2002.  This segment offers voice and data solutions to enterprise customers through an in-house sales force.

•                       Acceris Partners — includes the operations of WorldxChange (which began operations in June 2001 and was formerly reported as the dial-around segment) and the agent and residential business of RSL which was acquired in December 2002.  This segment offers a dial around telecommunications product and a 1+ product through two channels, namely, multi-level marketing (MLM) and commercial agents.

•                       Acceris Technologies — is the former technology licensing and development segment, which segment offers a fully developed network convergence solution for voice and data.  The Company licenses certain developed technology to third party users.

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

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002
	(as restated)
Revenues from external customers:

Acceris Solutions	$7,095,000	$—
Acceris Partners	23,272,000	22,811,000
Acceris Technologies	—	1,581,000

Total revenues from external customers for reportable segments	$30,367,000	$24,392,000

Segment income (loss):

Acceris Solutions	$(1,276,000)	$—
Acceris Partners	(11,383,000)	(1,413,000)
Acceris Technologies	(75,000)	919,000

Total segment loss for reportable segments	(12,734,000)	(494,000)

Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(165,000)	(135,000)
Amortization of intangible assets	—	(148,000)
Other corporate expenses	(2,621,000)	(1,727,000)
Consolidated net loss from continuing operations	$(15,520,000)	$(2,504,000)

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

Restatement

1) Network Service Offering — SAB 101/103
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

The effect of this change is set out in the below table:

Net loss as originally reported	$(2,922,733)
Reduction of telecommunication services revenue	(11,626,798)
Reduction of provision for doubtful accounts	976,263
Increase in selling, general and administrative expense	(1,321,634)
Net loss as restated on Form 10 Q/A#1	$(14,894,902)

Net loss per share as originally reported	$(0.03)
Net loss per share as restated on Form 10 Q/A#1	$(0.13)

The following sets forth the effect of these restatements on the consolidated balance sheet as of March 31, 2003.

	As Originally Reported	Adjustments	As Restated on Form 10 Q/A#1
Accounts receivable, net	$24,652,459	$(10,351,957)	$14,300,502
Unearned revenue	1,179,093	5,125,255	6,304,348
Shareholders’ deficit	(63,342,156)	(15,477,212)	(78,819,368)

2) Beneficial Conversion Feature — Emerging Issues Task Force Issue No. 00-27
     The consolidated financial statements of the company have been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to record additional deemed interest expense for beneficial conversion features (“BCF”) as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”).

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

The principal continuing operation of I-Link began in June 2001, when our wholly owned subsidiary WorldxChange Corp. (”WorldxChange”) purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. WorldxChange is a facilities-based telecommunications carrier that provides international and domestic long-distance service to retail customers.  Telecommunication services provided by WorldxChange consist primarily of a dial-around product that allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.  WorldxChange also offers a 1+ product (allowing a customer to pick up the phone and dial 1+ area code and number) to its customers.  WorldxChange primarily utilizes commercial agents as well as a network of independent commission agents recruited through its multi-level marketing programs to retain and attract new customers.

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

We incurred a net loss from continuing operations of $15.8 million for the three-months ended March 31, 2003 and as of March 31, 2003 had an accumulated deficit of $210.4 million.  We anticipate that revenues generated from operations will be sufficient during the remainder of 2003 and into 2004 to fund our operations and continued expansion of our private telecommunications network facilities and anticipated growth in our subscriber base.  However, to the extent that cash flow from operations is insufficient to fund our operations, we continue to be dependent upon funding from our majority stockholder, Counsel Springwell Communications LLC (formerly Counsel Communications LLC), and its parent Counsel Corporation (collectively Counsel) to fund our operational cash needs (see discussion below).

Current Position/Future Requirements

We have incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $73.5 million and negative working capital of $31.4 million at March 31, 2003. We financed our operations during the quarter ended March 31, 2003 through a revolving credit facility with an outstanding balance of $11.8 million as of March 31, 2003.  We have taken steps to improve our cash flow from operations, which include the curtailment of our Draper, Utah operation, the sale of our former telecommunications segment to Buyers United Inc. that was completed in May 2003 and the acquisition of RSL. We are pursuing additional third party funding and have also taken steps to improve our capital structure, which include the conversion of amounts owed to Counsel of $30.0 million to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $25.1 million of related party debt which is not subject to the debt restructuring, matures on June 30, 2004. We also have an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At March 31, 2003, we had $55.1 million of related party debt.  In order to reduce our cash requirements to pay this debt, we entered into an amended debt restructuring agreement with Counsel whereby approximately $30.0 million will be converted into common stock, reducing our debt obligation and related interest charges without expending cash.  Additionally, in March 2003, Counsel extended the due date of a $9.4 million note from I-Link to June 30, 2004.  As a result, the remaining $25.1 million of related party debt matures on June 30, 2004. Subsequent to April 15, 2004, should Counsel not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, we will be required to restructure our debt with Counsel to further extend payments of principal and interest or find alternative funding to replace the Counsel debt.

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

Other income (expense)

Interest expense increased $742,918 to $2.9 million in the first quarter of 2003 as compared to $2.2 million in the same quarter of 2002. The increase was primarily due to the combination of:

(1)          an increase of $388,000 related to increased debt to our parent company (Counsel);

(2)          an increase of $25,000 on Acceris Partners’ revolving credit facility;

(3)          a decrease of $50,000 on  capital leases; and

(4)          an increase of $380,000 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel.

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

Segment Profitability

For the quarter ended March 31, 2003, Acceris Partners realized operating segment loss of $11.4 million while Acceris Solutions incurred an operating segment loss of $1.3 million.  We anticipate that through revenue growth and continued control of expenses, both segments will report operating income for the year ending December 31, 2003.  Acceris Technologies reported an operating segment loss of $75,000 in the first quarter of 2003.  We anticipate that this segment will also report segment income for the year ending December 31, 2003.  The measures of segment loss or income discussed above exclude approximately $2.8 million of expenses that are considered corporate expenses and which are not allocated to a specific segment.  These expenses consist primarily of interest expense on debt from I-Link Incorporated to Counsel, (which we anticipate will decrease dramatically in 2003 when the debt restructuring agreement with Counsel is approved by the shareholders) and unallocated selling, general, administrative and other expenses.

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

Item 4 — Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the Company carried out an evaluation of the effectiveness of its "disclosure controls and procedures" (as the term is defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

There have been no material changes in other legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

We are involved in litigation relating to claims arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect to us.

Item 6(a) — Exhibits

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

I-Link Incorporated
(Registrant)

Date: October 25, 2004	By:	/s/ Allan Silber
Allan Silber
President and Chief Executive Officer

	By:	/s/ Gary M. Clifford
Gary M. Clifford
Chief Financial Officer