Form 10-Q/A
period 2003-06-30
ACCERIS COMMUNICATIONS INC
filed 2004-10-26
CIK 849145

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

Explanatory Note

     This Amendment No. 2 to Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three month period ended June 30, 2003, filed on October 15, 2003. I-Link (“the Company”) has filed this Amendment No. 2 to 1) recognize deemed interest expense for a beneficial conversion feature (“BCF”) embedded in certain of its indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”) as fully outlined in Note 3 to these Consolidated Financial Statements, and to 2) revise Part I - Item 4 - Controls and Procedures. The BCF-related error affects 2001, 2002 and 2003. The cumulative effect on earnings through the third quarter of 2002 is immaterial and has been recorded in the fourth quarter of 2002 as a charge to interest expense. Although we have revised our previously filed Form 10 Q/A (Amendment No. 1) for the three months ended June 30, 2003 to give effect to these matters, other information contained therein has not been updated.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)	June 30, 2003	December 31, 2002
	(Unaudited)
	(as restated)	(as restated)

ASSETS

Current assets:
Cash and cash equivalents	$2,048	$3,620
Accounts receivable, less allowance for doubtful accounts of $2,267 and $2,783 at June 30, 2003 and December 31, 2002, respectively	19,334	16,924
Other current assets	3,084	3,064
Net assets of discontinued operations	70	—
Total current assets	24,536	23,608

Furniture, fixtures, equipment and software, net	9,443	11,479

Other assets:
Intangible assets, net	2,252	2,747
Investments in convertible preferred stock	2,791	—
Other assets	3,472	2,262
Net assets of discontinued operations	—	1,350
Total assets	$42,494	$41,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,134	$7,017
Accrued liabilities	24,430	18,090
Unearned revenue	10,265	958
Revolving credit facility and other current debt	18,524	12,073
Notes payable to a related party, net of unamortized beneficial conversion features	26,548	—
Current portion of capital leases obligations	2,773	2,714
Net liabilities of discontinued operations	1,166	—
Total current liabilities	86,840	40,852

Notes payable	—	1,033
Notes payable to a related party	—	23,949
Capital leases obligations	2,818	4,146
Notes payable to a related party, to be converted into common stock	30,867	29,282
Total liabilities	120,525	99,262

Contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 619 at June 30, 2003 and 769 at December 31, 2002, liquidation preference of $613 (unaudited) at June 30, 2003	6	7
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,669,547 at June 30, 2003 and 116,547,547 at December 31, 2002	817	816
Additional paid-in capital	136,347	135,963
Accumulated deficit	(215,201)	(194,602)
Total stockholders’ deficit	(78,031)	(57,816)

Total liabilities and stockholders’ deficit	$42,494	$41,446

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30, 2003 and 2002

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars, except per share amounts)	2003	2002	2003	2002
	(as restated)		(as restated)
Revenues:
Telecommunication services	$35,995	$20,984	$66,362	$43,795
Technology licensing and related services	1,050	888	1,050	2,469
Total revenues	37,045	21,872	67,412	46,264

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	21,319	12,237	47,068	25,510
Selling, general and administrative	14,617	7,147	28,841	15,847
Provision for doubtful accounts	1,131	1,250	2,306	2,607
Depreciation and amortization	1,758	1,019	3,584	2,040
Research and development	—	465	—	847
Total operating costs and expenses	38,825	22,118	81,799	46,851

Operating loss	(1,780)	(246)	(14,387)	(587)

Other income (expense):
Interest expense	(3,394)	(2,061)	(6,309)	(4,233)
Interest and other income	1	10	3	19
Total other income (expense)	(3,393)	(2,051)	(6,306)	(4,214)

Loss from continuing operations	(5,173)	(2,297)	(20,693)	(4,801)
Gain (loss) from discontinued operations	371	(4,581)	94	(7,680)
Net loss	$(4,802)	$(6,878)	$(20,599)	$(12,481)

Basic and diluted weighted average shares outstanding	116,670	116,550	116,670	116,550

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.04)	$(0.02)	$(0.18)	$(0.04)
Gain (loss) from discontinued operations	0.00	(0.04)	(0.00)	(0.07)
Net loss per common share	$(0.04)	$(0.06)	$(0.18)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(In thousands of dollars)	2003	2002
	(as restated)
Cash flows from operating activities:
Net loss	$(20,599)	$(12,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,584	4,672
Provision for doubtful accounts	2,306	2,696
Decrease in allowance for impairment of net assets of discontinued operations	(169)	—
Allowance for impairment of long-lived assets	—	1,863
Accrued interest added to loan principal	2,122	1,631
Settlement of note payable	(394)	—
Stock received as payment on technology licensing agreement	(1,100)	—
Amortization of discount on notes payable to related party	2,373	1,176
Increase (decrease) from changes in operating assets and liabilities (net of effects of acquisitions of businesses):
Accounts receivable	(4,588)	(31)
Net assets and liabilities of discontinued operations	1,095	—
Other assets	(1,531)	1,064
Unearned revenue	9,307	(1,619)
Accounts payable and accrued liabilities	2,509	(2,324)
Net cash used in operating activities	(5,085)	(3,353)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(1,305)	(821)
Cash received from sale of assets	160	—
Net cash used in investing activities	(1,145)	(821)

Cash flows from financing activities:
Proceeds from (repayment on) revolving credit facility, net	5,762	(1,311)
Proceeds from issuance of notes payable to related party	100	5,954
Payment of long-term debt	—	(21)
Payment of capital lease obligations	(1,268)	(1,322)
I-Link costs paid by related party	64	—
Net cash provided by financing activities	4,658	3,300

Decrease in cash and cash equivalents	(1,572)	(874)

Cash and cash equivalents at beginning of period	3,620	4,663

Cash and cash equivalents at end of period	$2,048	$3,789

Supplemental schedule of non-cash investing and financing activities:

Preferred stock received in exchange for assets of discontinued operations	$1,691	$—

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

The Company holds investments in two companies. These investments are accounted for under the cost method, as the securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to excise significant influence over these entities.  The Company monitors these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair value of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information.

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

	Three-months ended June 30, 2003	Three-months ended June 30, 2002	Six-months ended June 30, 2003	Six-months ended June 30, 2002
	(as restated)		(as restated)
Net loss as reported	$(4,802)	$(6,878)	$(20,599)	$(12,481)
Deduct:
Total compensation cost determined under the fair value based method for all awards, net of $0 tax	(18)	(476)	(36)	(951)
Pro forma net loss	$(4,820)	$(7,354)	$(20,635)	$(13,432)

Net loss per share
Basic and diluted – as reported	$(0.04)	$(0.06)	$(0.18)	$(0.11)
Basic and diluted – pro forma	$(0.04)	$(0.06)	$(0.18)	$(0.12)

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

Note 3 – Restatement

The accompanying consolidated financial statements as of June 30, 2003 and for the three and six months then ended have been restated from those originally issued to account for 1) revenues from the Company’s network service offering when the actual cash collections to be retained by the Company are finalized (see Note 9), and 2) deemed interest expense for beneficial conversion features (“BCF”) embedded in certain of the Company’s indebtedness as required by Emerging Issues Task Force Issue No. 00-27. Both restatements had no effect on loss from discontinued operations or net loss per share from discontinued operations. The network service offering restatement increased the net loss for the first quarter ending March 31, 2003 by $11,972 and the net loss per share by $0.10, and had no effect on the net loss or net loss per share for the second quarter ended June 30, 2003. The BCF restatement increased the net loss for the first quarter ending March 31, 2003 by $902 and increased the net loss for the second quarter ending June 30, 2003 by $1,089. This restatement increased the net loss per share for the first quarter ended March 31, 2003 by $0.01 and for the second quarter ended June 30, 2003 by $0.01. Both matters are discussed in more detail below.

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

The following sets forth the effect of these restatements on the net loss and net loss per share for the three months ended March 31, 2003.

Net loss as originally reported	$(2,923)
Reduction of telecommunication services revenue	(11,627)
Reduction of provision for doubtful accounts	977
Increase in selling, general and administrative expense	(1,322)
Net loss as restated on Form 10Q/A#1	$(14,895)

Net loss per share as originally reported	$(0.03)
Net loss per share as restated on Form 10Q/A#1	$(0.13)

The following sets forth the effect of these restatements on the consolidated balance sheet as of March 31, 2003.

	As Originally Reported	Adjustments	As Restated on Form 10Q/A#1
Accounts receivable, net	$24,653	$(10,352)	$14,301
Unearned revenue	1,179	5,125	6,304
Shareholders’ deficit	(63,342)	(15,477)	(78,819)

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

Note 4 – Liquidity and Capital Resources

The Company incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $78,031 and negative working capital of $62,304 at June 30, 2003. The Company financed its operations during the six months ended June 30, 2003 through related party debt with an outstanding balance of $57,415 and a revolving credit facility with an outstanding balance of $14,848 as of June 30, 2003.

The Company has taken steps to improve its cash flow from operations, which include the curtailment of its Draper, Utah operation, the sale of its former telecommunications segment to Buyers United Inc. that was completed in May 2003 (note 7) and the acquisition of RSL (note 5). The Company is pursuing additional third party funding and has also taken steps to improve its capital structure, which include the conversion of amounts owed to its controlling shareholder of $30,867 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $26,548 of related party debt which is not subject to the debt restructuring, matures on June 30, 2004.  The Company also has an ongoing commitment from its controlling shareholder to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At June 30, 2003, the Company had $57,415 of related party debt.  In order to reduce the cash requirements to pay this debt, the Company entered into an amended debt restructuring agreement with its controlling shareholder whereby $30,867 will be converted into common stock, reducing the Company’s debt obligation and related interest charges without expending cash.  Additionally, in March 2003, the controlling shareholder extended the due date of a $9,350 note from the Company to June 30, 2004.  As a result, the remaining $26,548 of related party debt matures on June 30, 2004.  Subsequent to April 15, 2004, should the controlling shareholder not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, the Company will be required to restructure its debt with the controlling shareholder to further extend payments of principal or interest or find alternative funding to replace the related party debt.

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
$9,514

Note 8 – Acquisition of Transpoint

In July 2002, the Company agreed to purchase certain assets and related liabilities of Transpoint Communications, LLC (“Transpoint“) and Local Telecom Holdings, LLC (“Local Telecom“).  Also in July 2002, the Company and Local Telecom entered into a management agreement, pursuant to which the Company provides certain management services to Local Telecom for a monthly fee of $15, and a wholesale telecommunications services agreement, pursuant to which the Company provides network services (at prices comparable to those charged to third party carriers) to Local Telecom.  The Company recorded revenues from Local Telecom for management and wholesale telecommunications services totaling $153 during the first six months of 2003.  As part of the management agreement, the Company collected customer accounts on behalf of Local Telecom and paid certain costs and expenses of Local Telecom from the date of the agreement through June 30, 2003.  At June 30, 2003, the Company had an asset (included in long term other assets) from Local Telecom of $2,570 that represented uncollected revenues from Local Telecom plus costs and expenses paid for Local Telecom, less collections on accounts receivable of Local Telecom.  This receivable will be applied against the purchase price and, as a result, has been recorded as a long-term asset.  The acquisition closed on July 28, 2003 at an estimated purchase price of $2,791.

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

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(as restated)		(as restated)
Revenues from external customers:
Acceris Solutions	$6,747	$—	$13,842	$—
Acceris Partners	29,248	20,984	52,520	43,795
Acceris Technologies	1,050	888	1,050	2,469

Total revenues from external customers for reportable segments	$37,045	$21,872	$67,412	$46,264

Segment loss:
Acceris Solutions	$(569)	$—	$(1,845)	$—
Acceris Partners	(1,488)	(598)	(12,871)	(2,022)
Acceris Technologies	476	185	402	1,104

Total segment loss for reportable segments	(1,581)	(413)	(14,314)	(918)
Unallocated amounts in consolidated net loss:
Amortization of discount on notes payable	(192)	(137)	(382)	(272)
Corporate interest expense	(2,451)	(1,123)	(4,646)	(2,139)
Other corporate expenses	(949)	(624)	(1,351)	(1,472)
Consolidated net loss from continuing operations	$(5,173)	$(2,297)	$(20,693)	$(4,801)

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

The effect of this change on the three-months ended March 31, 2003 is set out in the following table:

Net loss as originally reported	$(2,923)
Reduction of telecommunication services revenue	(11,627)
Reduction of provision for doubtful accounts	977
Increase in selling, general and administrative expense	(1,322)
Net loss as restated on Form 10Q/A#1	$(14,895)

Net loss per share as originally reported	$(0.03)
Net loss per share as restated on Form 10Q/A#1	$(0.13)

The following sets forth the effect of these restatements on the consolidated balance sheet as of March 31, 2003.

	As Originally Reported	Adjustments	As Restated on Form 10Q/A#1
Accounts receivable, net	$24,653	$(10,352)	$14,301
Unearned revenue	1,179	5,125	6,304
Shareholders’ deficit	(63,342)	(15,477)	(78,819)

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

Cash flow from operating activities

Cash used by operating activities during the six-month period ended June 30, 2003 was $5,085 as compared to $3,353 during the same period ended June 30, 2002. The net increase in cash used in 2003 was primarily due to: (1) an increase of $8,118 in our net loss after allowance for non-cash expenses, offset by (2) a decrease in cash used of $9,702 associated with timing of collections and payments related to accounts receivable, other assets, unearned revenue, accounts payable and accrued liabilities.

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

We incurred a net loss from continuing operations of $20,693 for the six-months ended June 30, 2003 and as of June 30, 2003 had an accumulated deficit of $215,201.  We anticipate that revenues generated from operations will be sufficient during the remainder of 2003 and into 2004 to fund our operations and continued expansion of our private telecommunications network facilities and anticipated growth in our subscriber base.  However, to the extent that cash flow from operations is insufficient to fund our operations, we continue to be dependent upon funding from our majority stockholder, Counsel Springwell Communications LLC (formerly Counsel Communications LLC), and its parent Counsel Corporation (collectively Counsel) to fund our operational cash needs (see discussion below).

Current Position/Future Requirements

We have incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $78,031 and negative working capital of $62,304 at June 30, 2003. We financed our operations during the six months ended June 30, 2003 through related party debt with an outstanding balance of $57,415 and a revolving credit facility with an outstanding balance of $14,848 as of June 30, 2003.  We have taken steps to improve our cash flow from operations, which include the curtailment of our Draper, Utah operation, the sale of our former telecommunications segment to Buyers United Inc. that was completed in May 2003 and the acquisition of RSL. We are pursuing additional third party funding and have also taken steps to improve our capital structure, which include the conversion of amounts owed to Counsel of $30,867 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $26,548 of related party debt which is not subject to the debt restructuring, matures on June 30, 2004. We also have an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.

At June 30, 2003, we had $57,415 of related party debt.  In order to reduce our cash requirements to pay this debt, we entered into an amended debt restructuring agreement with Counsel whereby approximately $30,867 will be converted into common stock, reducing our debt obligation and related interest charges without expending cash.  Additionally, in March 2003, Counsel extended the due date of a $9.4 million note from I-Link to June 30, 2004.  As a result, the remaining $26,548 of related party debt matures on June 30, 2004. Subsequent to April 15, 2004, should Counsel not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, we will be required to restructure our debt with Counsel to further extend payments of principal and interest or find alternative funding to replace the Counsel debt.

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

Management Discussion of Three and Six Month Results of Operations

The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended June 30, 2003.   The amounts shown below for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003 are as restated.

(in thousands expect per share amounts)

	2001 Q3	2001 Q4	2002 Q1	2002 Q2	2002 Q3	2002 Q4	2003 Q1	2003 Q2
						(as restated)	(as restated)	(as restated)
Revenues:
Acceris Partners	$21,487	$22,869	$22,811	$20,984	$19,834	$20,077	$23,272	$29,248
Acceris Solutions	—	—	—	—	—	1,547	7,095	6,747
Acceris Technologies	1,420	1,420	1,581	888	321	47	—	1,050
	22,907	24,289	24,392	21,872	20,155	21,671	30,367	37,045

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	15,727	14,503	13,273	12,237	11,197	14,228	25,749	21,319
Selling, general and administrative	8,282	16,385	8,700	7,147	7,389	9,781	14,224	14,617
Provision for doubtful accounts	1,172	1,408	1,356	1,251	1,119	2,273	1,175	1,131
Research and development	435	308	382	464	316	237	—	—
Depreciation and amortization	2,748	1,735	1,021	1,019	985	1,245	1,826	1,758
Operating loss	(5,457)	(10,050)	(340)	(246)	(851)	(6,093)	(12,607)	(1,780)

Other income (expense):
Interest expense	(1,796)	(1,923)	(2,173)	(2,061)	(1,777)	(2,184)	(2,915)	(3,394)
Interest and other income	25	4	9	10	152	224	2	1
Gain on sale of subsidiary	—	589	—	—	—	—	—	—
Loss from continuing operations	(7,228)	(11,380)	(2,504)	(2,297)	(2,476)	(8,053)	(15,520)	(5,173)
Loss from discontinued operations	(13,275)	(4,198)	(3,099)	(4,581)	(1,463)	(3,365)	(277)	371
Net loss before extraordinary item	(20,503)	(15,578)	(5,603)	(6,878)	(3,939)	(11,418)	(15,797)	(4,802)
Extraordinary item	—	1,093	—	—	—	—	—	—
Net loss	$(20,503)	$(14,485)	$(5,603)	$(6,878)	$(3,939)	$(11,418)	$(15,797)	$(4,802)

Weighted average shares outstanding	113,672	116,550	116,550	116,550	116,550	116,550	116,670	116,670

Net loss per common share - basic and diluted
Loss from continuing operations	$(0.06)	$(0.10)	$(0.02)	$(0.02)	$(0.02)	$(0.07)	$(0.14)	$(0.04)
Loss from discontinued operations	(0.12)	(0.03)	(0.03)	(0.04)	(0.01)	(0.03)	(0.00)	0.00
Extraordinary gain from extinguishment of debt	—	0.01	—	—	—	—	—	—
Net loss per common share	$(0.18)	$(0.12)	$(0.05)	$(0.06)	$(0.03)	$(0.10)	$(0.14)	$(0.04)

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

Other income (expense)

Interest expense increased $1,333 to $3,394 in the second quarter of 2003 as compared to $2,061 in the same period of 2002. The increase was primarily due to the combination of:

•                  an increase of $349 related to increased debt to our parent company (Counsel),

•                  an increase of $849 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel,

•                  an increase of $145 relating to interest to a vendor,

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

Six-Month Period Ended June 30, 2003 Compared to Six-Month Period Ended June 30, 2002

The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended June 30, 2003. The amounts shown below for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003 are as restated.

(in thousands expect per share amounts)

	2001 Q3	2001 Q4	2002 Q1	2002 Q2	2002 Q3	2002 Q4	2003 Q1	2003 Q2	Six months ended June 30,
									2002	2003
						(as restated)	(as restated)	(as restated)		(as restated)
Revenues:
Acceris Partners	$21,487	$22,869	$22,811	$20,984	$19,834	$20,077	$23,272	$29,248	$43,795	$52,520
Acceris Solutions	—	—	—	—	—	1,547	7,095	6,747	—	13,842
Acceris Technologies	1,420	1,420	1,581	888	321	47	—	1,050	2,469	1,050
	22,907	24,289	24,392	21,872	20,155	21,671	30,367	37,045	46,264	67,412

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	15,727	14,503	13,273	12,237	11,197	14,228	25,749	21,319	25,510	47,068
Selling, general and administrative	8,282	16,385	8,700	7,147	7,389	9,781	14,224	14,617	15,847	28,841
Provision for doubtful accounts	1,172	1,408	1,356	1,251	1,119	2,273	1,175	1,131	2,607	2,306
Research and development	435	308	382	464	316	237	—	—	847	—
Depreciation and amortization	2,748	1,735	1,021	1,019	985	1,245	1,826	1,758	2,040	3,584
Operating loss	(5,457)	(10,050)	(340)	(246)	(851)	(6,093)	(12,607)	(1,780)	(587)	(14,387)

Other income (expense):
Interest expense	(1,796)	(1,923)	(2,173)	(2,061)	(1,777)	(2,184)	(2,915)	(3,394)	(4,233)	(6,309)
Interest and other income	25	4	9	10	152	224	2	1	19	3
Gain on sale of subsidiary	—	589	—	—	—	—	—	—	—	—
Loss from continuing operations	(7,228)	(11,380)	(2,504)	(2,297)	(2,476)	(8,053)	(15,520)	(5,173)	(4,801)	(20,693)
Loss from discontinued operations	(13,275)	(4,198)	(3,099)	(4,581)	(1,463)	(3,365)	(277)	371	(7,680)	94
Net loss before extraordinary item	(20,503)	(15,578)	(5,603)	(6,878)	(3,939)	(11,418)	(15,797)	(4,802)	(12,481)	(20,599)
Extraordinary item	—	1,093	—	—	—	—	—	—	—	—
Net loss	$(20,503)	$(14,485)	$(5,603)	$(6,878)	$(3,939)	$(11,418)	$(15,797)	$(4,802)	$(12,481)	$(20,599)

Weighted average shares outstanding	113,672	116,550	116,550	116,550	116,550	116,550	116,670	116,670	116,550	116,670

Net loss per common share - basic and diluted
Loss from continuing operations	$(0.06)	$(0.10)	$(0.02)	$(0.02)	$(0.02)	$(0.07)	$(0.14)	$(0.04)	$(0.04)	$(0.18)
Loss from discontinued operations	(0.12)	(0.03)	(0.03)	(0.04)	(0.01)	(0.03)	(0.00)	0.00	(0.07)	0.00
Extraordinary gain from extinguishment of debt	—	0.01	—	—	—	—	—	—	—	—
Net loss per common share	$(0.18)	$(0.12)	$(0.05)	$(0.06)	$(0.03)	$(0.10)	$(0.14)	$(0.04)	$(0.11)	$(0.18)

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

Other income (expense)

Interest expense increased $2,076 to $6,309 in the first six months of 2003 as compared to $4,233 in the same period of 2002. The increase was primarily due to the combination of:

•                  an increase of $712 related to increased debt to our parent company (Counsel);

•                  an increase of $170 on Acceris Partners’ revolving credit facility;

•                  an increase of $1,264 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel;

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

Item 4 - Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (the “Certifying Officers”), the Company carried out an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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