Form 10-Q/A
period 2003-09-30
ACCERIS COMMUNICATIONS INC
filed 2004-10-26
CIK 849145

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

Explanatory Note

     This Amendment No. 1 to Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q for the three month period ended September 30, 2003, filed on November 19, 2003. I-Link (“the Company”) has filed this Amendment No. 1 to 1) recognize deemed interest expense for a beneficial conversion feature (“BCF”) embedded in certain of its indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”), as fully outlined in Note 2 to these Consolidated Financial Statements, and to 2) revise Part I – Item 4 – Controls and Procedures. The BCF-related error affects 2001, 2002 and 2003. The cumulative effect on earnings through the third quarter of 2002 is immaterial and has been recorded in the fourth quarter of 2002 as a charge to interest expense. Although we have revised our previously filed Form 10-Q for the three month period ended September 30, 2003 to give effect to these matters, other information contained therein has not been updated.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands of dollars)	September 30, 2003	December 31, 2002
	(as restated)	(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$3,676	$3,620
Accounts receivable, less allowance for doubtful accounts of $3,008 and $2,783 at September 30, 2003 and December 31, 2002, respectively	18,390	16,924
Other current assets	1,918	3,064
Net assets of discontinued operations	70	—
Total current assets	24,054	23,608

Furniture, fixtures, equipment and software, net	9,290	11,479

Other assets:
Intangible assets, net	4,466	2,747
Investments in convertible preferred stock	2,913	—
Other assets	903	2,262
Net assets of discontinued operations	—	1,350
Total assets	$41,626	$41,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,467	$7,017
Accrued liabilities	22,757	18,090
Unearned revenue	9,961	958
Revolving credit facility	13,919	9,086
Notes payable – current portion	1,816	2,987
Current portion of capital lease obligations	2,660	2,714
Net liabilities of discontinued lease operations	954	—
Total current liabilities	58,534	40,852

Notes payable	807	1,033
Notes payable to a related party, net of unamorized beneficial conversion features	30,218	23,949
Capital lease obligations	2,331	4,146
Notes payable to a related party, to be converted into common stock	32,196	29,282
Total liabilities	124,086	99,262

Contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $10 par value, authorized 10,000,000 shares, issued and outstanding 619 at September 30, 2003 and 769 at December 31, 2002, liquidation preference of $613 at September 30, 2003	6	7
Common stock, $.007 par value, authorized 300,000,000 shares, issued and outstanding 116,669,547 at September 30, 2003 and 116,547,547 at December 31, 2002	817	816
Additional paid-in capital	136,512	135,963
Accumulated deficit	(219,795)	(194,602)
Total stockholders’ deficit	(82,460)	(57,816)

Total liabilities and stockholders’ deficit	$41,626	$41,446

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30, 2003 and 2002

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars, except per share amounts)	2003	2002	2003	2002
	(as restated)		(as restated)

Revenues:
Telecommunication services	$35,002	$19,834	$101,364	$63,630
Technology licensing and related services	1,049	322	2,099	2,790
Total revenues	36,051	20,156	103,463	66,420

Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	20,073	11,197	67,141	36,707
Selling, general and administrative	13,981	7,389	42,822	23,236
Provision for doubtful accounts	1,466	1,119	3,772	3,726
Research and development	—	317	—	1,164
Depreciation and amortization	1,993	985	5,577	3,025
Total operating costs and expenses	37,513	21,007	119,312	67,858

Operating loss	(1,462)	(851)	(15,849)	(1,438)

Other income (expense):
Interest expense	(3,398)	(1,777)	(9,707)	(6,011)
Interest and other income	53	152	56	172
Total other income (expense)	(3,345)	(1,625)	(9,651)	(5,839)

Loss from continuing operations	(4,807)	(2,476)	(25,500)	(7,277)
Gain (loss) from discontinued operations	213	(1,463)	307	(9,143)
Net loss	$(4,594)	$(3,939)	$(25,193)	$(16,420)

Basic and diluted weighted average shares outstanding	116,670	116,550	116,670	116,550

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.04)	$(0.02)	$(0.22)	$(0.06)
Gain (loss) from discontinued operations	0.00	(0.01)	0.00	(0.08)
Net loss per common share	$(0.04)	$(0.03)	$(0.22)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(In thousands of dollars)	2003	2002
	(as restated)

Cash flows from operating activities:
Net loss	$(25,193)	$(16,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,577	6,276
Provision for doubtful accounts	3,772	3,834
Decrease in allowance for impairment of net assets of discontinued operations	(169)	—
Allowance for impairment of long-lived assets	—	1,863
Accrued interest added to loan principal	3,230	2,598
Settlement of note payable	(394)	—
Stock received as payment on technology licensing agreement	(1,100)	—
Amortization of discount on notes payable to related party	3,905	1,316
Loss on disposal of assets	—	266
Increase (decrease) from changes in operating assets and liabilities (net of effects of acquisitions of businesses):
Accounts receivable	(4,650)	(419)
Net assets and liabilities of discontinued operations	884	—
Other assets	(680)	1,348
Unearned revenue	9,003	(1,940)
Accounts payable and accrued liabilities	3,520	(4,412)
Net cash used in operating activities	(2,295)	(5,690)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(1,636)	(1,263)
Cash acquired in business acquisition	149	—
Cash received from sale of assets	160	691
Net cash used in investing activities	(1,327)	(572)

Cash flows from financing activities:
Proceeds from (repayment on) revolving credit facility, net	4,832	2
Proceeds from issuance of notes payable to related party	650	8,390
Payment of long-term debt	—	(805)
Payment of capital lease obligations	(1,868)	(1,937)
I-Link costs paid by related party	64	181
Net cash provided by financing activities	3,678	5,831

Increase (decrease) in cash and cash equivalents	56	(431)

Cash and cash equivalents at beginning of period	3,620	4,663

Cash and cash equivalents at end of period	$3,676	$4,232

Supplemental schedule of non-cash investing and financing activities:

Preferred stock received in exchange for assets of discontinued operations	$1,691	$—
Notes payable incurred for the purchase of software and software licenses	$921	$—
Other assets included in purchase price of Transpoint acquisition (Note 7)	$2,836	$—

The accompanying notes are an integral part of these consolidated financial statements

I-LINK INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of I-Link Incorporated and its wholly-owned subsidiaries WorldxChange Corporation (“WorldxChange”), which includes the Enterprise and Agent business of RSL Com U.S.A. Inc (“RSL”) which the Company purchased on December 10, 2002 (see note 7) and Transpoint which was acquired in July 2003 (see note 8), and I-Link Communications Inc. (“ILC”), which is included in discontinued operations.  These entities combined are referred to as “I-Link “or the “Company” in these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In order to reduce I-Link’s need for continuous infusions of capital and to refocus its ongoing operations, in 2002 I-Link began to resize ILC’s operations (which offered enhanced communications services) in relationship to its revenue base.  This process ultimately culminated in the sale of the business operations of ILC to Buyers United (see note 10) which closed on May 1, 2003.  Future operational results of I-Link will consist primarily of the operations of WorldxChange and RSL, the technology licensing business of I-Link and Transpoint (see note 8).  Additionally, in August 2003, I-Link announced that it intends to offer local communications products to its residential and small business customers beginning in the fourth quarter of 2003.  The service will be provided under the terms of the Unbundled Network Element Platform (UNE-P) authorized by the Telecommunications Act of 1996 and will be available in New York and New Jersey initially, expanding to other markets throughout the United States.

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

	Three-months ended Sept. 30, 2003	Three-months ended Sept. 30, 2002	Nine-months ended Sept. 30, 2003	Nine-months ended Sept. 30, 2002
	(as restated)		(as restated)

Net loss as reported	$(4,594)	$(3,939)	$(25,193)	$(16,420)
Deduct:
Total compensation cost determined under the fair value based method for all awards, net of $0 tax	(18)	(420)	(54)	(1,260)
Pro forma net loss	$(4,612)	$(4,359)	$(25,247)	$(17,680)

Net loss per share
Basic and diluted – as reported	$(0.04)	$(0.03)	$(0.22)	$(0.14)
Basic and diluted – pro forma	$(0.04)	$(0.04)	$(0.22)	$(0.15)

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

Note 4 – Liquidity and Capital Resources

The Company incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $82,460 and negative working capital of $34,480 at September 30, 2003. The Company financed its operations during the nine months ended September 30, 2003 through related party debt with an outstanding balance of $62,414 and a revolving credit facility with an outstanding balance of $13,919 as of September 30, 2003.

At September 30, 2003, the Company had $62,414 of related party debt.  In order to reduce the cash requirements to pay this debt, the Company entered into an amended debt restructuring agreement with its controlling shareholder whereby $32,196 will be converted into common stock, reducing the Company’s debt obligation and related interest charges without expending cash.  The remaining $30,218 of related party debt matures on June 30, 2005.  Subsequent to June 30, 2005, should the controlling shareholder not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, the Company would be required to restructure its debt with the controlling shareholder to further extend payments of principal or interest or find alternative funding to replace the related party debt.

The Company has taken steps to improve its cash flow from operations, which include the curtailment of its Draper, Utah operation, the sale of its former telecommunications segment to Buyers United Inc. that was completed in May 2003 (note 10) and the acquisitions of RSL and Transpoint (notes 7 and 8). The Company is pursuing additional third party funding and has also taken steps to improve its capital structure, which include the conversion of amounts owed to its controlling shareholder of $32,196 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting.  The remaining $30,218 of related party debt which is not subject to the debt restructuring, was to mature June 30, 2004.  However, in November 2003, Counsel extended the due dates on the $30,218 debt from I-Link and subsidiaries to June 30, 2005 and accordingly the debt has been classified as long term debt at September 30, 2003.  The Company also has an ongoing commitment from its controlling shareholder to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.  In November 2003, Counsel extended its commitment from April 15, 2004 to June 30, 2005.

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

Note 6 – Investments

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(as restated)		(as restated)

Revenues	$36,470	$21,349	$106,551	$70,111
Loss from continuing operations	$(5,085)	$(3,359)	$(27,472)	$(9,333)
Net loss	$(4,872)	$(4,822)	$(27,165)	$(18,476)
Loss per share from continuing operations	$(0.04)	$(0.03)	$(0.24)	$(0.08)
Net loss per share	$(0.04)	$(0.04)	$(0.23)	$(0.16)

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

Note 12 – Related Party Transaction

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

Note 14 – Subsequent Event

During the fourth quarter of 2003, certain liabilities of the Company (including a note payable in the amount of $747) were settled with a vendor.  The settlement resulted in the Company being legally released from its liabilities of approximately $1,100 in accounts and notes payable with related accrued interest.  This amount will be recognized as other income in the fourth quarter of 2003.

Note 15 – Segment Reporting

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

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	(as restated)		(as restated)

Revenues from external customers:
Acceris Solutions	$5,854	$—	$19,696	$—
Acceris Partners	29,148	19,834	81,668	63,630
Acceris Technologies	1,049	322	2,099	2,790

Total revenues from external customers for reportable segments	$36,051	$20,156	$103,463	$66,420

Segment income (loss):
Acceris Solutions	$(230)	$—	$(2,075)	$—
Acceris Partners	(2,089)	(458)	(14,959)	(2,480)
Acceris Technologies	767	(188)	1,169	916

Total segment loss for reportable segments	(1,552)	(646)	(15,865)	(1,564)
Unallocated amounts in consolidated net loss:
Amortization of discount on notes payable	(170)	(139)	(502)	(411)
Corporate interest expense	(2,466)	(1,064)	(6,781)	(2,931)
Other corporate expenses	(619)	(627)	(2,352)	(2,371)
Consolidated net loss from continuing operations	$(4,807)	$(2,476)	$(25,500)	$(7,277)

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

We incurred a net loss from continuing operations of $25,193 for the nine-months ended September 30, 2003 and as of September 30, 2003 had an accumulated deficit of $219,795.  We anticipate that revenues generated from operations will be sufficient during the remainder of 2003 and into 2004 to fund our operations and continue expansion of our private telecommunications network facilities and anticipated growth in our subscriber base.  However, to the extent that cash flow from operations is insufficient to fund our operations, we continue to be dependent upon funding from Counsel to fund our operational cash needs (see discussion below).

Current Position/Future Requirements

We have incurred substantial operating losses and negative cash flows from operations since inception and had a net capital deficiency of $82,460 and negative working capital of $34,480 at September 30, 2003. We financed our operations during the nine months ended September 30, 2003 through related party debt with an outstanding balance of $62,414 and a revolving credit facility with an outstanding balance of $13,919 as of September 30, 2003.  We have taken steps to improve our cash flow from operations, which include the curtailment of our Draper, Utah operation, the sale of our former telecommunications segment to Buyers United Inc. that was completed in May 2003 and the acquisition of RSL and Transpoint. We are pursuing additional third party funding and have also taken steps to improve our capital structure, which include the conversion of amounts owed to Counsel of $32,196 to equity as described below.   This conversion is subject to shareholder approval, which is expected to occur at the next shareholders’ meeting on November 26, 2003.  Of the remaining $30,218 of related party debt which is not subject to the debt restructuring, $28,219 was to mature on June 30, 2004 and the remaining $1,999 was currently due.  However, in November 2003, Counsel extended the due date on these loans to June 30, 2005.  We also have an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company through April 15, 2004.  In November 2003, Counsel’s funding commitment was extended to June 30, 2005.

At September 30, 2003, we had $62,414 of related party debt.  In order to reduce our cash requirements to pay this debt, we entered into an amended debt restructuring agreement with Counsel whereby approximately $32,196 will be converted into common stock, reducing our debt obligation and related interest charges without expending cash.  Additionally, in November 2003, Counsel extended the due date on the remaining $30,218 of related party debt to June 30, 2005. Subsequent to June 30, 2005, should the controlling shareholder not extend its commitment to provide financial support to the Company, and in the event cash flow from operations is insufficient to cover the maturing debt, the Company would be required to restructure its debt with the controlling shareholder to further extend payments of principal or interest or find alternative funding to replace the related party debt.

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

Management Discussion of Three and Nine Month Results of Operations

The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended September 30, 2003.  The amounts shown below for the quarters ended December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 are as restated.

(in thousands except per share amounts)	2001 Q4	2002 Q1	2002 Q2	2002 Q3	2002 Q4	2003 Q1	2003 Q2	2003 Q3
Revenues:					(as restated)	(as restated)	(as restated)	(as restated)
Acceris Solutions	$—	$—	$—	$—	$1,547	$7,095	$6,747	$5,854
Acceris Partners	22,869	22,811	20,984	19,834	20,077	23,272	29,248	29,148
Acceris Technologies	1,420	1,581	888	321	47	—	1,050	1,049
	24,289	24,392	21,872	20,155	21,671	30,367	37,045	36,051
Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	14,503	13,273	12,237	11,197	14,228	25,749	21,319	20,073
Selling, general and administrative	16,385	8,700	7,147	7,389	9,781	14,224	14,617	13,981
Provision for doubtful accounts	1,408	1,356	1,251	1,119	2,273	1,175	1,131	1,466
Research and development	308	382	464	316	237	—	—	—
Depreciation and amortization	1,735	1,021	1,019	985	1,245	1,826	1,758	1,993
Operating loss	(10,050)	(340)	(246)	(851)	(6,093)	(12,607)	(1,780)	(1,462)

Other income (expense):
Interest expense	(1,923)	(2,173)	(2,061)	(1,777)	(2,184)	(2,915)	(3,394)	(3,398)
Interest and other income	4	9	10	152	224	2	1	53
Gain on sale of subsidiary	589	—	—	—	—	—	—	—
Loss from continuing operations	(11,380)	(2,504)	(2,297)	(2,476)	(8,053)	(15,520)	(5,173)	(4,807)
Loss from discontinued operations	(4,198)	(3,099)	(4,581)	(1,463)	(3,365)	(277)	371	213
Net loss before extraordinary item	(15,578)	(5,603)	(6,878)	(3,939)	(11,418)	(15,797)	(4,802)	(4,594)
Extraordinary item	1,093	—	—	—	—	—	—	—
Net loss	$(14,485)	$(5,603)	$(6,878)	$(3,939)	$(11,418)	$(15,797)	$(4,802)	$(4,594)

Weighted average shares outstanding	116,550	116,550	116,550	116,550	116,550	116,670	116,670	116,670

Net loss per common share - basic and diluted
Loss from continuing operations	$(0.10)	$(0.02)	$(0.02)	$(0.02)	$(0.07)	$(0.13)	$(0.04)	$(0.04)
Loss from discontinued operations	(0.03)	(0.03)	(0.04)	(0.01)	(0.03)	(0.00)	0.00	0.00
Extraordinary gain from extinguishment of debt	0.01	—	—	—	—	—	—	—
Net loss per common share	$(0.12)	$(0.05)	$(0.06)	$(0.03)	$(0.10)	$(0.13)	$(0.04)	$(0.04)

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

Other income (expense)

Interest expense increased $1,621 to $3,398 in the third quarter of 2003 as compared to $1,777 in the same period of 2002. The increase was primarily due to the combination of:

•                  an increase of $222 related to increased debt to our parent company (Counsel);

•                  an increase of $1,393 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel;

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

Nine-Month Period Ended September 30, 2003 Compared to Nine-Month Period Ended September 30, 2002

The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended September 30, 2003. The amounts shown below for the quarters ended December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 are as restated.

(in thousands expect per share amounts)	2001 Q4	2002 Q1	2002 Q2	2002 Q3	2002 Q4	2003 Q1	2003 Q2	2003 Q3	Nine months ended September 30,
									2002	2003
Revenues:					(as restated)	(as restated)	(as restated)	(as restated)		(as restated)
Acceris Solutions	$—	$—	$—	$—	$1,547	$7,095	$6,747	$5,854	$—	$19,696
Acceris Partners	22,869	22,811	20,984	19,834	20,077	23,272	29,248	29,148	63,630	81,668
Acceris Technologies	1,420	1,581	888	321	47	—	1,050	1,049	2,790	2,099
	24,289	24,392	21,872	20,155	21,671	30,367	37,045	36,051	66,420	103,463
Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation and amortization shown below)	14,503	13,273	12,237	11,197	14,228	25,749	21,319	20,073	36,707	67,141
Selling, general and administrative	16,385	8,700	7,147	7,389	9,781	14,224	14,617	13,981	23,236	42,822
Provision for doubtful accounts	1,408	1,356	1,251	1,119	2,273	1,175	1,131	1,466	3,726	3,772
Research and development	308	382	464	316	237	—	—	—	1,164	—
Depreciation and amortization	1,735	1,021	1,019	985	1,245	1,826	1,758	1,993	3,025	5,577
Operating loss	(10,050)	(340)	(246)	(851)	(6,093)	(12,607)	(1,780)	(1,462)	(1,438)	(15,849)

Other income (expense):
Interest expense	(1,923)	(2,173)	(2,061)	(1,777)	(2,184)	(2,915)	(3,394)	(3,398)	(6,011)	(9,707)
Interest and other income	4	9	10	152	224	2	1	53	172	56
Gain on sale of subsidiary	589	—	—	—	—	—	—	—	—	—
Loss from continuing operations	(11,380)	(2,504)	(2,297)	(2,476)	(8,053)	(15,520)	(5,173)	(4,807)	(7,277)	(25,500)
Loss from discontinued operations	(4,198)	(3,099)	(4,581)	(1,463)	(3,365)	(277)	371	213	(9,143)	307
Net loss before extraordinary item	(15,578)	(5,603)	(6,878)	(3,939)	(11,418)	(15,797)	(4,802)	(4,594)	(16,420)	(25,193)
Extraordinary item	1,093	—	—	—	—	—	—	—	—	—
Net loss	$(14,485)	$(5,603)	$(6,878)	$(3,939)	$(11,418)	$(15,797)	$(4,802)	$(4,594)	$(16,420)	$(25,193)

Weighted average shares outstanding	116,550	116,550	116,550	116,550	116,550	116,670	116,670	116,670	116,550	116,670

Net loss per common share - basic and diluted
Loss from continuing operations	$(0.10)	$(0.02)	$(0.02)	$(0.02)	$(0.07)	$(0.13)	$(0.04)	$(0.04)	$(0.06)	$(0.22)
Loss from discontinued operations	(0.03)	(0.03)	(0.04)	(0.01)	(0.03)	(0.00)	0.00	0.00	(0.08)	0.00
Extraordinary gain from extinguishment of debt	0.01	—	—	—	—	—	—	—	—	—
Net loss per common share	$(0.12)	$(0.05)	$(0.06)	$(0.03)	$(0.10)	$(0.13)	$(0.04)	$(0.04)	$(0.14)	$(0.22)

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

Other income (expense)

Interest expense increased $3,696 to $9,707 in the first nine months of 2003 as compared to $6,011in the same period of 2002. The increase was primarily due to the combination of:

•                  an increase of $952 related to increased debt to our parent company (Counsel);

•                  an increase of $277 on Acceris Partners’ revolving credit facility;

•                  an increase of $2,589 (non-cash) related to the amortization of a beneficial conversion feature on convertible debt with Counsel and amortization of the discount related to the value of warrants issued to Counsel;

•                  an increase of $145 relating to interest to a vendor;

•                  a decrease of $147 on capital leases; and

•                  a decrease of $120 on other items

Discontinued Operations

In the first nine months of 2003, we recorded a gain from discontinued operations of $307 related to the agreement to sell ILC operations to BUI entered into in December 2002.  The sale closed on May 1, 2003. Upon closing of the sale, Buyers United assumed all operational losses since December 6, 2002.  Accordingly, the gain of $307 for the nine months ended September 30, 2003 includes the increase in the sales price for the losses incurred since December 6, 2002.  The gain also includes the value ($189) of contingent shares (27) of BUI stock earned subsequent to the closing.  In the first nine months of 2002, we recorded a loss from discontinued operations related to ILC of $9,143.

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

Other Items

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements for recent accounting pronouncements and how we anticipate they will impact our financial statements.

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

Item 4- Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the Company carried out an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  We believe that the Company’s disclosure controls and procedures are not effective because a significant deficiency exists at this time in the Company’s ability to produce accurate financial information on a timely basis.

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

As a result of these operational changes, during the past quarter the Company’s finance function experienced significant staff turnover, resulting in the loss of process knowledge and the use of corporate finance staff to assist in the preparation of the financial records.  This resulted in delays in completing the preparation of the financial records on a timely basis, which constitutes a significant deficiency in our internal controls over financial reporting.  The Company is addressing these financial reporting control deficiencies in a number of ways, including:

•                       continuing to add skilled financial personnel

•                       implementing a common financial system across the organization

•                       consolidating billing and commission systems

•                       integrating and automating the network cost validation function

•                       developing interfaces from significant transaction systems into the financial system

The Company’s response timeline to the foregoing deficiency was as follows: the significant deficiency was detected on or about October 31, 2003 and the Company commenced its efforts to address the matter on or about October 31, 2003. The foregoing changes necessary to address the significant deficiency relating to the Company’s ability to produce accurate financial information on a timely basis have been completed and the weakness remedied in January 2004. The Company’s independent auditors have confirmed this conclusion.

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