Form 10-K/A
period 2003-12-31
ACCERIS COMMUNICATIONS INC
filed 2004-10-26
CIK 849145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A#1

Amendment No. 1

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

PART I

Explanatory Note

      This Amendment No. 1 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on April 14, 2004. Acceris (“the Company”) has filed this Amendment No. 1 to 1) recognize deemed interest expense for a beneficial conversion feature (“BCF”) embedded in certain of its indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”), as fully outlined in Note 3 to these Consolidated Financial Statements and to 2) revise Part II — Item 9A — Controls and Procedures. The BCF-related error affects 2001, 2002 and 2003. The cumulative effect on earnings through the third quarter of 2002 is immaterial and has been recorded in the fourth quarter of 2002 as a charge to interest expense. Although we have revised our previously filed Form 10-K for fiscal year 2003 to give effect to these matters, other information contained therein has not been updated.

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

	1999	2000	2001	2002	2003
				(as restated)	(as restated)
Statement of Operations Data :
Revenues:
Telecommunications services	$—	$—	$50,289	$85,252	$133,765
Marketing services	3,673	464	—	—	—
Technology licensing and development	2,507	8,972	5,697	2,837	2,164
Other	—	400	—	—	—

Net sales	6,180	9,836	55,986	88,089	135,929
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation below)	—	—	35,546	50,936	86,006
Marketing services costs	5,400	456	—	—	—
Selling, general, administrative and other	10,148	14,683	30,790	33,015	57,264
Provision for doubtful accounts	—	—	2,861	5,999	5,438
Research and development	2,636	4,220	2,332	1,399	—
Depreciation and amortization	5,482	3,991	6,409	4,270	7,125

Total operating expenses	23,666	23,350	77,938	95,619	155,833

Operating loss	(17,486)	(13,514)	(21,952)	(7,530)	(19,904)
Other expense, net	(4,856)	(1,639)	(4,023)	(7,800)	(12,053)

Loss from continuing operations	(22,342)	(15,153)	(25,975)	(15,330)	(31,957)
Income (loss) from discontinued operations	(2,317)	(10,599)	(18,522)	(12,508)	529

Net loss	$(24,659)	$(25,752)	$(44,497)	$(27,838)	$(31,428)

Loss from continuing operations applicable to common stockholders	$(31,269)	$(16,800)	$(10,759)	$(15,330)	$(31,957)

Net income (loss) per common share - basic and diluted:
Loss from continuing operations	$(29.21)	$(12.60)	$(2.17)	$(2.63)	$(4.56)
Income (loss) from discontinued operations	(2.16)	(7.95)	(3.73)	(2.15)	0.08

Net loss per common share	$(31.37)	$(20.55)	$(5.90)	$(4.78)	$(4.48)

Balance Sheet Data:
Working capital deficit	$(1,319)	$(30,061)	$(40,812)	$(17,244)	$(26,576)
Furniture, fixtures, equipment and software, net	7,019	10,983	21,024	11,479	8,483
Intangible assets, net	6,551	3,939	1,331	2,747	4,417
Total assets	21,658	21,657	46,780	41,446	39,054
Total current liabilities	8,976	35,960	64,117	40,852	50,887
Total long-term obligations:	9,659	2,802	19,661	58,410	31,120
Related party	—	—	8,133	53,231	28,717
Other	9,659	2,802	11,528	5,179	2,403
Stockholders’ deficit	(11,050)	(28,839)	(36,998)	(57,816)	(42,953)

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

Debt Restructuring

     In order to reduce the cash requirements to pay the related party debt, the Company entered into an Amended Debt Restructuring Agreement with Counsel whereby approximately $32,721 was converted into common stock on November 30, 2003, reducing Acceris’ debt obligation and related interest charges without expending cash. On that same date, Counsel also exercised its voluntary conversion right on an additional $7,952 of debt owed by Counsel (see Item 13 for further discussion). Additionally, during 2003, Counsel extended the due date on the remaining related party debt to June 30, 2005. The balance due to Counsel for the related party debt was approximately $28,717 at December 31, 2003.

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

Restatement

     The consolidated financial statements of the Company have been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to record additional deemed interest expense for beneficial conversion features (“BCF”) embedded in certain of the Company’s indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”) as fully outlined in Note 3 to these consolidated financial statements.

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

Liquidity and Capital Resources

     We have incurred substantial operating losses and negative cash flows from operations since inception and had a stockholders’ deficit of $42,953 and negative working capital of $26,576 at December 31, 2003. We had a stockholders’ deficit of $57,816 and negative working capital of $17,244 at December 31, 2002. We continued to finance our operations during 2003 through related party debt with an outstanding balance of $28,717 and a revolving credit facility with an unrelated third party with an outstanding balance of $12,127 as of December 31, 2003. At December 31, 2002, the balance of our related party debt and a third party revolving credit facility was $53,231 and $9,086, respectively.

     While there can be no assurance, we expect that once the streamlining of our operations is complete and the strategy changes we have implemented over the last two years have matured, the acquired businesses comprising our Telecommunications division will begin deriving positive cash flows during 2004. Our Technologies business achieved positive earnings and cash flows during 2003.

     At December 31, 2003, we have debt of $28,717 owed to Counsel, which matures on June 30, 2005 (subject to certain contingent acceleration clauses). This debt is supplemented by an agreement from Counsel to fund through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements (the “Keep Well”). The Keep Well obligates Counsel to continue its financial support of Acceris at least until June 30, 2005. In 2003, Counsel advanced us approximately $7,896 under the Keep Well and converted approximately $5,667 of accrued interest into principal. See Item 13 for further discussion of the Keep Well.

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

     The majority of the Company’s debt matures on June 30, 2005. This includes amounts due on our three-year asset-based credit facility, under which we owed $12,127 at December 31, 2003 and amounts owed to Counsel of $28,717 (plus additional interest accrued prior to June 2005). While there is no assurance, we expect that we will be able to refinance or replace these debt facilities on acceptable terms.

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

Contractual Obligations

     We have various commitments in addition to our debt. The following table summarizes our contractual obligations at December 31, 2003:

	Payment due by period
		Less than 1	1-3	3-5	More than 5
Contractual obligations:	Total	year	years	years	years
Long term debt obligations	$43,263	$13,381	$29,474	$349	$59
Capital lease obligations	$4,346	$2,715	$1,631	$—	$—
Operating leases for office space and equipment	$7,047	$2,373	$3,263	$1,115	$296
Purchase commitments for telecommunications services (1)	$—	$—	$—	$—	$—

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

Key selected financial data for the three years ended December 31, 2003, 2002 and 2001 are as follows:

				Percent Change
(in 000’s)	2003	2002	2001	2003 vs 2002	2002 vs 2001
	(as restated)	(as restated)		(as restated)	(as restated)
Revenues:
Telecommunications services	$133,765	$85,252	$50,289	57	70
Technology licensing and development	2,164	2,837	5,697	(24)	(50)

Total revenues	135,929	88,089	55,986	54	57

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation shown below)	86,006	50,936	35,546	69	43
Selling, general, administrative and other	57,264	33,015	30,790	73	7
Provision for doubtful accounts	5,438	5,999	2,861	(9)	110
Research and development	—	1,399	2,332	*	(40)
Depreciation and amortization	7,125	4,270	6,409	67	(33)

Total operating costs and expenses	155,833	95,619	77,938	63	23

Operating loss	(19,904)	(7,530)	(21,952)	164	(66)
Other income (expense):
Interest expense	(13,269)	(8,195)	(4,693)	62	75
Interest and other income	1,216	395	81	208	388
Gain on sale of subsidiary	—	—	589	*	*

Total other income (expense)	(12,053)	(7,800)	(4,023)	55	94

Loss from continuing operations	(31,957)	(15,330)	(25,975)	108	(41)
Loss from discontinued operations, net of $0 tax	529	(12,508)	(18,522)	(104)	(32)

Net loss	$(31,428)	$(27,838)	$(44,497)	13	(37)

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

Operating costs and expenses:

     The changes in operating costs and expenses are primarily related to the following:

(1)	Telecommunications network expense – The $35,070 increase relates primarily to the inclusion of a full year of the operations of the RSL assets in 2003 as opposed to less than one month in 2002. In 2003, the operations of RSL’s Enterprise business incurred approximately $15,279 in telecommunications network expense versus approximately $1,190 in December of 2002. The inclusion of a full year of activity for the Agent business of RSL, resulted in an increase of approximately $8,734. Additionally, we recognized an increase of approximately $7,112 in telecommunications network expense associated with our network service offering in 2003 over 2002.

(2)	Selling, general, administrative and other (“SG&A”)- The $24,249 increase relates primarily to the inclusion of a full year of the operations of RSL in 2003 as opposed to less than one month in 2002. In 2003, the operations of RSL’s Enterprise business incurred approximately $10,378 in SG&A versus approximately $810 in December of 2002. The inclusion of a full year of activity for the Agent business of RSL combined with our existing Retail segment resulted in an increase in SG&A from 2002 to 2003 of approximately $13,471.

(3)	Provision for doubtful accounts –The $561 decrease is primarily due to lower bad debt experience levels for our direct billed customers because of Company’s implementation of a dedicated collection team in 2003. The provision for doubtful accounts as a percentage of total revenue was 4.0% in 2003 compared to 6.8% in 2002. This percentage decrease was also due to the revenue from our network service offering being recognized on an unemcumbered cash receipts method, which was $7,629 in 2003 and none in 2002. Additionally, in 2003 we recognized $25,615, versus $1,547 in 2002 in revenues from our Enterprise segment. The revenues for our Enterprise segment has a significantly lower bad debt experience than our Retail revenues.

(4)	Depreciation and amortization – The increase relates primarily to tangible and intangible assets acquired pursuant to the RSL and Transpoint acquisitions. Depreciation and amortization on the assets purchased from RSL was approximately $1,800 for all of 2003, which was present for less than one month in 2002. Additionally, the intangible assets associated with the Transpoint purchase incurred additional amortization of approximately $245 during 2003, which was not present in 2002. The remainder of the increase is associated with depreciation on the purchase of new furniture, fixtures, equipment and software during the year.

(5)	Research and development costs (“R&D”) – We ceased our R&D activities in 2002. We will commence investing in R&D when it becomes necessary to supplement our existing technology platform.

Other income (expense):

      The changes in other income (expense) are primarily related to the following:

(1)	Interest expense - The $5,074 increase in interest expense primarily relates to interest on amounts owed to Counsel and on amounts owed on our asset-based facility. The increase year over year relates primarily to higher average outstanding loan amounts to both Counsel and our asset-based lender. The balance of our revolving credit facility was $12,127 and $9,086 at December 31, 2003 and 2002, respectively. This facility had an average interest rate of 6% during both years. The increased average loan balance created additional interest expense year-over-year of approximately $154. Counsel advanced us an additional $7,896 during 2003, which created additional interest expense from 2002 to 2003 of approximately $69.

(2)	In November 2003, $40,673 of Counsel debt was converted into equity. We expect that in 2004, our interest expense will be significantly lower than 2003 due to the conversion. The Counsel debt carried an interest rate of 10%, therefore the conversion will lead to approximately $4,000 in annual interest savings. Such savings would be reduced by any future increases in debt.

(3)	Other income - The $821 increase to other income is primarily related to the discharge of obligations from two settlement agreements completed during 2003 with network carriers, which totaled $1,141. In 2002, other income represents approximately $200 in income recorded when we were informed that we had funds on deposit with vendors that we had not known previously existed. The changes year to year in other income relate to items which are non recurring and we do not anticipate similar events to occur in 2004.

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

Other income (expense):

     Overall the $3,777 increase in expense was directly related to interest expense on our increased debt from loans from Counsel (necessary to fund our continued cash operating requirements and acquisitions) of approximately $3,052, interest expense on our revolving credit facility which originated in December 2001 of approximately $447 and the inclusion of interest from WorldxChange capital leases for twelve months in 2002 as compared to seven months in 2001.

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

	2002				2003				Full Year
	(unaudited)				(unaudited)				(audited)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	2001	2002	2003
				(as restated)	(as restated)	(as restated)	(as restated)	(as restated)		(as restated)	(as restated)
Revenues:
Retail	$22,811	$20,984	$19,835	$20,075	$23,272	$25,106	$26,069	$26,074	$50,289	$83,705	$100,521
Enterprise	—	—	—	1,547	7,095	6,747	5,854	5,919	—	1,547	25,615
Network service offering	—	—	—	—	—	4,142	3,079	408	—	—	7,629
Technologies	1,581	888	321	47	—	1,050	1,049	65	5,697	2,837	2,164

Total revenues	24,392	21,872	20,156	21,669	30,367	37,045	36,051	32,466	55,986	88,089	135,929

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation shown below)	13,272	12,237	11,197	12,235	19,543	19,154	19,266	18,936	35,546	48,941	76,899
Network service offering	—	—	—	1,995	6,205	2,165	807	(70)	—	1,995	9,107
Selling, general, administrative and other	8,700	7,147	7,389	9,779	14,225	14,617	13,981	14,441	30,790	33,015	57,264
Provision for doubtful accounts	1,356	1,250	1,119	2,274	1,175	1,131	1,466	1,666	2,861	5,999	5,438
Research and development	383	465	317	234	—	—	—	—	2,332	1,399	—
Depreciation and amortization	1,021	1,019	985	1,245	1,826	1,758	1,993	1,548	6,409	4,270	7,125

Total operating costs and expenses	24,732	22,118	21,007	27,762	42,974	38,825	37,513	36,521	77,938	95,619	155,833

Operating loss	(340)	(246)	(851)	(6,093)	(12,607)	(1,780)	(1,462)	(4,055)	(21,952)	(7,530)	(19,904)
Other income (expense):
Interest expense	(2,173)	(2,061)	(1,777)	(2,184)	(2,915)	(3,394)	(3,398)	(3,562)	(4,693)	(8,195)	(13,269)
Interest and other income	9	10	152	224	2	1	53	1,160	81	395	1,216
Gain on sale of subsidiary	—	—	—	—	—	—	—	—	589	—	—

Total other income (expense)	(2,164)	(2,051)	(1,625)	(1,960)	(2,913)	(3,393)	(3,345)	(2,402)	(4,023)	(7,800)	(12,053)

Loss from continuing operations	(2,504)	(2,297)	(2,476)	(8,053)	(15,520)	(5,173)	(4,807)	(6,457)	(25,975)	(15,330)	(31,957)
Gain (loss) from discontinued operations, net of $0 tax	(3,099)	(4,581)	(1,463)	(3,365)	(277)	371	213	222	(18,522)	(12,508)	529

Net loss	$(5,603)	$(6,878)	$(3,939)	$(11,418)	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(44,497)	$(27,838)	$(31,428)

Revenues:

(1)	Retail revenue grew in 2003 over 2002 due primarily to the inclusion of the Agent business of RSL, which we acquired on December 10, 2002. In the Retail market we experienced an increase in the volume of business, based on approximately 907,000,000 minutes carried over our network and over lines we lease from third parties during 2003 versus approximately 680,400,000 in 2002. Additionally, our number of customers grew from approximately 279,532 at December 31, 2002 to approximately 354,248 at the end of 2003. However, the average blended rate per minute (including domestic and international calls) declined throughout 2003, from approximately $0.12 per minute in 2002 to approximately $0.11 per minute in 2003. The ratio of international long-distance business to domestic long-distance continued at an approximately 65:35 ratio for 2002 and 2003.

(2)	Enterprise revenues grew in 2003 due primarily to the inclusion of the Enterprise business of RSL, which was acquired on December 10, 2002. In 2003, the Enterprise business provided $25,615 in revenues, compared to $1,547 in 2002.

(3)	Network service offering - We introduced a product in November 2002 which we ceased offering in July 2003. We recognized revenues of approximately $7,629 in 2003 as cash receipts became unencumbered and recognized no such revenue in 2002. Beginning in the second quarter of 2003, amounts collected from this offering were considered unencumbered and recognized as revenue. At December 31, 2003, $4,621 in cash receipts remains encumbered and is accounted for as deferred revenues on our balance sheet. We anticipate that the remainder of these receipts will become unencumbered and recognized as revenue in 2004.

(4)	Technologies revenue is made up of several project-based contracts. Revenue in this business is volatile between reporting periods. In 2003, revenue reported is from two contracts and totals $2,164 in 2003, compared to $2,837 from three contracts in 2002.

(5)	We expect that Retail revenue will increase in 2004 as we continue to offer local telephone services to additional markets throughout the United States.

Telecommunications network expense:

(1)	Costs grew in 2003 over 2002 in line with the level of revenue, due to increased traffic on our network and on the lines we lease from third parties. The increase in volume is directly related to the inclusion of a full year of activity for the Agent business of RSL, which resulted in an increase in telecommunications network expense of approximately $8,734. Additionally, we recognized an increase of approximately $7,112 in telecommunications network expense associated with our network service offering in 2003 over 2002.

(2)	Our networks continued to operate in 2003 below 50% utilization, which is consistent with 2002. The operation of the network has many fixed cost elements and changes in network utilization affects the Telecommunications division’s operating loss. In 2004, we expect network utilization to improve due to anticipated increases in network traffic and by taking traffic on low volume parts of the network “off-net” and removing under performing parts of the network. “Off-net” traffic refers to that which we transport on network lines leased from third parties.

(3)	We acquire telecommunications services from a number of carriers and pricing obtained from those carriers affects Telecommunications’ operating loss.

(4)	We are subject to telecommunications taxes, and the calculation and mandated contribution rates change from time to time which affects our costs from period to period.

(5)	The destination of customers’ long-distance calls, particularly international calls, affects the Telecommunications network expense and overall profitability.

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

While Counsel did convert approximately $40,673 of its debt into 13,428,492 shares of our common stock on November 26, 2003, thereby remaining the single largest stockholder of Acceris, there remains significant debt to Counsel of $28,646 at December 31, 2003. The remaining debt matures on June 30, 2005 and the commitment from Counsel to fund us also terminates on June 30, 2005. Subsequent to June 30, 2005, should Counsel not extend its commitment to provide us financial support, and in the event cash flow from operations is insufficient to cover the maturing debt, we would be required to restructure our debt with Counsel and/or further extend payments of principal or interest or find alternative funding to replace the related party debt and funding commitment. There can be no assurance that we will be able to do so. If we are not, we may have to evaluate opportunities to sell assets or obtain alternative financing with terms that are not favourable to us. Even if we were able to do so, such restructuring may be done on terms and conditions that are not favorable to the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

     As of the end of the period covered by this annual report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

     In the Company’s Form 10-Q for the quarter ended September 30, 2003, the Certifying Officers of the Company concluded that a disclosure control deficiency existed at the time of the certification relating to their ability to produce accurate financial information on a timely basis. This situation resulted in the late filing of their Quarterly Report on Form 10-Q for September 30, 2003.

     The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency existed at the time of the evaluation in the Company’s ability to produce accurate financial information on a timely basis. Namely, the Company’s finance function experienced significant staff turnover, resulting in the loss of process knowledge and the use of corporate finance staff to assist in the preparation of the financial records. This resulted in delays in completing the preparation of the financial statements on a timely basis. The Company addressed this deficiency by deploying corporate accounting staff into a subsidiary on an interim basis while new personnel with greater expertise in accounting, controls and financial reporting were hired. The Company’s efforts to rectify this deficiency were completed by January 2004. The Company’s inability at that time to complete its financial statements on a timely basis indicated to the Certifying Officers that the disclosure controls were not effective. The Company’s response timeline to the foregoing deficiency was as follows: the material weakness was detected on or about October 31, 2003; the Company commenced its efforts to address the deficiency on or about October 31, 2003; and it completed its remedial changes in controls and procedures in January 2004. The Company’s independent auditors have confirmed the Certifying Officers’ conclusion relating to the period in question.

     Commencing in 2001, the Company experienced significant changes in its business as it acquired, reorganized, consolidated, sold, curtailed and built a number of operational functions, resulting in the development of a single integrated business.

     The reorganization referenced above was intended to increase back office efficiency and effectiveness and to facilitate a more targeted approach to the markets in which the Company competes. Those changes were also designed to improve profitability and to centralize the Company’s information processing capabilities on a single informational platform to translate this effort into a set of information control, processing and disclosure capabilities for the Company and its Rule 13a-15 Certifying Officers. During times of significant changes to processes, controls and systems, the risk that material errors may not be detected on a timely basis may increase. The Company believes that adequate steps are being taken by management to reduce this risk on a going-forward basis. However during 2002 and part of 2003, those changes resulted in a number of disclosure control deficiencies.

     In conjunction with these operational changes a number of disclosure control improvements occurred, which have enabled the Company to analyze and review the accounts and reconciliations on a timely basis since the last of the disclosure control deficiencies was identified. The most significant of the disclosure control improvements were as follows:

•	Management has been reorganized to become more centralized and ensure that the particular skills and backgrounds of management personnel are aligned to functions under their supervision, based on the integration of the four telecommunications businesses acquired from 2001 to 2003.

•	Management implemented a number of corporate governance changes to substantially achieve compliance levels of NASDAQ listed organizations. These changes included (but were not limited to) updates and revisions to the Enhanced Roles, Responsibilities, and Practices memorandum for the company’s Board of Directors, which includes standing committee charters that reflect current and proposed governance guidelines and clearly define the roles and responsibilities of the board and its standing committees; and adoption of a Code of Conduct for the company’s employees; deployment of a comprehensive disclosure policy to all employees.

•	The finance function has been reorganized into a single group at a single location in Pittsburgh, PA.

•	The accounting and reporting staff have been upgraded to reflect the growing complexity of the business and to address previous financial reporting deficiencies at the Company.

•	Management implemented a new enterprise-wide accounting and reporting system in January 2004. Specifically, the Company implemented a new general ledger, new accounts payable and capital asset systems, as well as a new chart of accounts on a company-wide basis. The foregoing changes took effect on January 1, 2004. In March 2004, the Company completed an interface from its payroll system into the general ledger system.

•	Management consolidated various billing systems, and expects to make further billing platform consolidations in 2004 and 2005. Processes around these billing system changes have and will continue to be modified as the billing function becomes more unified.

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

Name and Address of Beneficial	Number of Shares		% of Common Stock
Owner (1)	Beneficially Owned		Beneficially Owned(2)
Allan C. Silber	0	(3)	*	%
Kelly D. Murumets	0	(4)	*	%
Hal B. Heaton	7,948	(5)	*	%
Henry Y.L. Toh	18,575	(6)	*	%
William H. Lomicka	0	(7)	*	%
Stephen A. Weintraub	0	(8)	*	%
Samuel L. Shimer	0	(9)	*	%
Gary J. Wasserson	0	(10)	*	%
Gary M. Clifford	0	(11)	*	%
James G. Ducay	0	(12)	*	%
Kenneth L. Hilton	1,000	(12)	*	%
Barbara Jamaleddin	0	(13)	*	%
Bobby Vannoy	0	(14)	*	%
Counsel Corporation 130 King Street West, Exchange Tower, Suite 1300, Toronto, Ontario M5X1E3	20,052,228	(15)	92%
All Executive Officers and Directors as a Group (13 people)	27,523		*	%

*	Indicates less than one percent

(1)	Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o Acceris Communications Inc. unless otherwise indicated.

(2)	As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

(3)	Mr. Silber is the Chairman, Chief Executive Officer and a beneficial owner of approximately 4,631,361 shares in Counsel, which represents beneficial ownership of 9.5%. Mr. Silber was appointed Chief Executive Officer and Interim President of Acceris in December 2002 and served as such until November 2003 when the Board appointed Ms. Murumets to succeed Mr. Silber. Mr. Silber disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(4)	Ms. Murumets is Executive Vice President of Counsel and a beneficial owner of approximately 280,000 shares in Counsel, which represents beneficial ownership of less than 1%. At the December 6, 2002 meeting of the Board of Directors of Acceris, Ms. Murumets was appointed to the office of Executive Vice President of Acceris. At the February 12, 2003 meeting of the Board of Directors of Acceris, Ms. Murumets was appointed a director of Acceris. At the November 26, 2003 meeting of the Board of Directors of Acceris, Ms. Murumets was appointed President of Acceris. Ms. Murumets disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(5)	Represents shares of common stock issuable pursuant to options.

(6)	Represents shares of common stock issuable pursuant to options. Does not include shares held of record by Four M International, Ltd., of which Mr. Toh is a director. Mr. Toh disclaims any beneficial ownership of such shares.

(7)	Mr. Lomicka is a director of Counsel and a beneficial owner of approximately 46,700 shares in Counsel, which represents beneficial ownership of less than 1%. Mr. Lomicka disclaims beneficial ownerships of the shares of Acceris’ common stock beneficially owned by Counsel.

(8)	Mr. Weintraub is Senior Vice President and Secretary of Counsel and a beneficial owner of approximately 306,102 shares in Counsel, which represents beneficial ownership of less than 1%. At the December 6, 2002 meeting of the Board of Directors of Acceris, Mr. Weintraub was appointed to the office of Senior Vice President and Secretary of Acceris. At the November 26, 2003 meeting of the Stockholders of Acceris, Mr. Weintraub was elected director of Acceris. Mr. Weintraub disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(9)	Mr. Shimer is not an employee at April 5, 2004, however he is a member of the Board of Directors. He was previously a managing director of Counsel. He is a beneficial owner of approximately 819,011 shares in Counsel, which represents beneficial ownership of 1.7%.

(10)	Mr. Wasserson is not an employee or director of Acceris as of April 5, 2004. He was previously a managing director of Counsel and currently is a beneficial owner of approximately 330,000 shares in Counsel, which represents beneficial ownership of less than 1%.

(11)	Mr. Clifford is the Chief Financial Officer of Counsel. He is a beneficial owner of approximately 45,000 shares in Counsel, which represents beneficial ownership of less than 1%. At the December 6, 2002 meeting of the Board of Directors of Acceris, Mr. Clifford was appointed Vice President of Finance of Acceris. At the February 16, 2003 meeting of the Board of Directors of Acceris, Mr. Clifford was appointed Chief Financial Officer of Acceris. Mr. Clifford disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(12)	Does not include options to purchase 150,000 shares of common stock granted on December 20, 2003.

(13)	Does not include options to purchase 30,000 shares of common stock granted on December 20, 2003.

(14)	Mr. Vannoy is not an employee of Acceris at April 5, 2004, and does not beneficially own any shares of Acceris’ common stock.

(15)	Includes 3,098,303 shares of Acceris’ common stock issued upon conversion of Series M and N redeemable preferred stock in March 2001 which were obtained from Winter Harbor LLC (“Winter Harbor”) on March 7, 2001, based on information included in a Schedule 13D filed by Counsel on March 13, 2001 and amended by Counsel and filed with the SEC on May 2, 2001. Also includes 2,534,959 shares of Acceris’ common stock issuable upon conversion of a convertible promissory note in the principal amount (and including accrued interest) of approximately $15,590,000 as of April 5, 2004, at the conversion price of $6.15 per share, under the terms of the Senior Convertible Loan and Security Agreement, dated March 1, 2001, as amended on May 8, 2001 (Loan Agreement). Also includes 871,724 shares of Acceris’ common stock issued on April 17, 2001 to Counsel under the terms of the Agreement and Plan of Merger, dated April 17, 2001. Also includes 8,681,096 shares of Acceris’ common stock issued in connection with the Amended Debt Restructuring conversion of a certain convertible promissory note on November 30, 2003. Also includes approximately 4,747,396 shares of Acceris’ common stock issued in connection with the conversion of a certain convertible promissory note on November 30, 2003. Also includes 118,750 shares received from Winter Harbor which were previously held in escrow in accordance with the terms and provisions of a certain Securities Purchase Agreement by and between Counsel and Winter Harbor dated March 1, 2001, and released to Counsel in accordance with the terms and provisions of certain release agreement between Counsel and Winter Harbor dated August 29, 2003.

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

Transactions with Counsel
(all amounts are in thousands, except share and per share amounts)

     Initial Acquisition of Acceris and Senior Convertible Loan

     On March 1, 2001, Acceris entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to Acceris in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. Advances against the Senior Loan Agreement were structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. Counsel initially could convert the loan into shares of common stock of Acceris at a conversion price of $11.20 per common share. The terms of the Senior Loan Agreement also provide that at any time after September 1, 2002, the outstanding debt including accrued interest will automatically be converted into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $20.00 per share. The Senior Loan Agreement also provides that the conversion price is in certain cases subject to adjustment and includes traditional anti-dilution protection for the lender and is subject to certain events of default, which may accelerate the repayment of principal plus accrued interest. Total proceeds available to the Company were $12,000, less debt issuance costs of $600, which are being amortized over three years. The Senior Loan Agreement has been amended several times and the maturity date of the loan plus accrued interest has been extended to June 30, 2005. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price has been adjusted to $6.15 per common share. As of December 31, 2003, the total outstanding debt under the Note (including principal and accrued interest) was $15,291 which is convertible into approximately 2,486,299 shares of common stock.

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

     On July 25, 2002 Acceris and Counsel entered into a Debt Restructuring Agreement (“Debt Restructuring Agreement”) which was amended on October 15, 2002 pursuant to an Amended and Restated Debt Restructuring Agreement (“Amended Agreement”). The Amended Agreement included the following terms:

1.	Principal ($24,307) and associated accrued interest ($2,284), as of October 15, 2002, under the Loan Agreement, as amended, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

2.	Funding provided by Counsel pursuant to the Loan Agreement, as amended, ($2,087) and associated accrued interest ($1,996) from October 15, 2002 to December 31, 2002, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

3.	Counsel would, (a) fund the operations of Acceris through June 30, 2005 and the operating cash flow deficit, if any, (b) advance to Acceris all amounts paid or payable by Acceris to its stockholders that exercised their dissenters’ rights in connection with the transactions subject to the debt restructuring transactions and (c) advance the amount of the annual premium to renew the existing directors and officers’ insurance coverage through November 2003.

4.	Counsel would reimburse Acceris for all costs, fees and expenses, in connection with the Debt Restructuring Agreement and the Amended Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred, including the Special Committee’s costs to negotiate these agreements and costs related to obtaining stockholder approval. During 2003 and 2002, Counsel reimbursed Acceris $132 and $499, respectively, for certain reimbursable expenses, which have been recorded as additional paid-in capital.

5.	The issuance of common stock by Acceris pursuant to this Agreement would result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2002 Loan Agreement. Whereas the conversion price for the March 1, 2002 Loan Agreement had initially been $11.20, the new conversion price would be adjusted as a result of the anti-dilution provisions of the Senior Loan Agreement. At December 31, 2003, the new conversion price is $6.15 per common share.

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

ACCERIS COMMUNICATIONS INC. (Registrant)
Dated: October 25, 2004	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board of Directors and Chief Executive Officer

     In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Allan C. Silber Allan C. Silber	Chairman of the Board of Directors and Chief Executive Officer	October 25, 2004

/s/ Gary M. Clifford Gary M. Clifford	Chief Financial Officer and VP of Finance	October 25, 2004

/s/ Kelly D. Murumets Kelly Murumets	Director and President	October 25, 2004

/s/ Stephen A. Weintraub Stephen A. Weintraub	Director and Senior Vice President and Secretary	October 25, 2004

/s/ Hal B. Heaton Hal B. Heaton	Director	October 25, 2004

/s/ William H. Lomicka William H. Lomicka	Director	October 25, 2004

/s/ Henry Y. L. Toh Henry Y.L. Toh	Director	October 25, 2004

/s/ Samuel L. Shimer Samuel L. Shimer	Director	October 25, 2004

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Acceris Communications Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Acceris Communications Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As explained in Note 3 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2003.

San Diego, California
April 14, 2004, except for Note 3 as to
   which the date is September 28, 2004

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2003 and 2002
(in thousands, except share amounts)

	2003	2002
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,033	$3,620
Accounts receivable, less allowance for doubtful accounts of $1,764 and $1,704 as of December 31, 2003 and 2002, respectively	18,018	16,924
Investments in convertible preferred and common stock	2,058	—
Other current assets	2,111	3,064
Net assets of discontinued operations	91	—

Total current assets	24,311	23,608
Furniture, fixtures, equipment and software, net	8,483	11,479
Other assets:
Intangible assets, net	3,297	2,574
Goodwill	1,120	173
Investments	1,100	—
Net assets of discontinued operations	—	1,350
Other assets	743	2,262

Total assets	$39,054	$41,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$28,272	$25,107
Unearned revenue	5,678	958
Revolving credit facility	12,127	9,086
Current portion of notes payable	1,254	2,987
Current portion of obligations under capital leases	2,715	2,714
Net liabilities of discontinued operations	841	—

Total current liabilities	50,887	40,852
Notes payable, less current portion	772	1,033
Obligations under capital leases, less current portion	1,631	4,146
Notes payable to a related party, net of unamortized beneficial conversion features	28,717	53,231

Total liabilities	82,007	99,262

Commitments and contingencies (Notes 12 and 16)
Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 619 and 769 as of December 31, 2003 and 2002, respectively; liquidation preference of $613 and $761 at December 31, 2003 and 2002, respectively	6	7
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,262,095 and 5,827,477 at December 31, 2003 and 2002, respectively	192	58
Additional paid-in capital	182,879	136,721
Accumulated deficit	(226,030)	(194,602)

Total stockholders’ deficit	(42,953)	(57,816)

Total liabilities and stockholders’ deficit	$39,054	$41,446

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
	(as restated)	(as restated)
Revenues:
Telecommunications services	$133,765	$85,252	$50,289
Technology licensing and development	2,164	2,837	5,697

Total revenues	135,929	88,089	55,986

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation shown below)	86,006	50,936	35,546
Selling, general, administrative and other	57,264	33,015	30,790
Provision for doubtful accounts	5,438	5,999	2,861
Research and development	—	1,399	2,332
Depreciation and amortization	7,125	4,270	6,409

Total operating costs and expenses	155,833	95,619	77,938

Operating loss	(19,904)	(7,530)	(21,952)

Other income (expense):
Interest expense	(13,269)	(8,195)	(4,693)
Interest and other income	1,216	395	81
Gain on sale of subsidiary	—	—	589

Total other expense	(12,053)	(7,800)	(4,023)

Loss from continuing operations	(31,957)	(15,330)	(25,975)
Gain (loss) from discontinued operations (net of $0 tax):	529	(12,508)	(18,522)

Net loss	$(31,428)	$(27,838)	$(44,497)

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, continued
for the years ended December 31, 2003, 2002 and 2001
(in thousands)

(in thousands, except per share amounts)	2003	2002	2001
	(as restated)	(as restated)
Calculation of net loss per common share:
Loss from continuing operations	$(31,957)	$(15,330)	$(25,975)
Cumulative preferred stock dividends not paid in current year	—	—	(27)
Dividends accrued and paid on Class M redeemable preferred stock.	—	—	(269)
Net effect on retained earnings of redemption and reissuance of Class M and N preferred stock, including beneficial conversion features	—	—	15,512

Loss from continuing operations applicable to common stockholders	$(31,957)	$(15,330)	$(10,759)

Basic and diluted weighted average shares outstanding	7,011	5,828	4,959

Net loss per common share – basic and diluted:
Loss from continuing operations	$(4.56)	$(2.63)	$(2.17)
Gain (loss) from discontinued operations	0.08	(2.15)	(3.73)

Net loss per common share	$(4.48)	$(4.78)	$(5.90)

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
for the years ended December 31, 2003, 2002 and 2001
(in thousands, except share amounts)(1)

	Preferred stock		Common stock
					Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	in capital	deficit
					(as restated)	(as restated)

Balance at December 31, 2000	24,435	$244	1,406,825	$14	$106,805	$(135,902)
Conversion of convertible debt and accrued interest into Class M mezzanine preferred stock and common warrants	—	—	—	—	6,378	—
Common stock issued and accumulated deficit acquired as a result of WebToTel acquisition and conversion of notes payable	—	—	872,717	9	11,935	(1,246)
Stock issued - employee stock purchase plan	—	—	1,726	—	15
Repurchase of Class N preferred stock	(14,404)	(144)	—	—	(14,164)	—
Net contribution from repurchase / settlement with stockholders of Class M and N preferred stock	—	—	—	—	(5,000)	30,292
Contingent beneficial conversion feature on Class N preferred stock	—	—	—	—	9,780	(9,780)
Issuance of common shares to related party to repurchase warrants outstanding	—	—	250,000	2	(2)	—
Reussuance and conversion of Class M redeemable preferred stock into common stock	—	—	2,522,142	25	4,025	—
Reussuance and conversion of Class N preferred stock into common stock	—	—	576,158	6	944	—
Beneficial conversion feature on the reissuance of Class M and N preferred stock	—	—	—	—	5,000	(5,000)
Other conversions of Class N preferred stock into common stock	(13)	(1)	457	—	—	—
Warrants issued in connection with notes payable to related party	—	—	—	—	2,170	—
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,092	—
Conversion of Class C preferred stock into common stock	(9,249)	(92)	170,751	2	91	—
Dividend on Class C preferred stock paid in the form of common stock	—	—	26,701	—	631	(631)
Net loss	—	—	—	—	—	(44,497)

Balance at December 31, 2001	769	7	5,827,477	58	129,700	(166,764)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	6,522	—
Acceris costs paid by majority stockholder	—	—	—	—	499	—
Net loss	—	—	—	—	—	(27,838)

Balance at December 31, 2002	769	7	5,827,477	58	136,721	(194,602)
Conversion of related party debt to common stock	—	—	13,428,618	134	40,539	—
Conversion of Class C preferred stock to common stock	(150)	(1)	6,000	—	1	—
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	5,354	—
Acceris costs paid by majority stockholder	—	—	—	—	132	—
Management expense from majority stockholder	—	—	—	—	130	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	2	—
Net loss	—	—	—	—	—	(31,428)

Balance at December 31, 2003	619	$6	19,262,095	$192	$182,879	$(226,030)

(1)	All amounts shown as if the reverse stock split described more fully in Note 5 below had occurred on January 1, 2001.

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
	(as restated)	(as restated)
Cash flows from operating activities:
Net loss	$(31,428)	$(27,838)	$(44,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,125	8,135	10,167
Provision for doubtful accounts	5,438	6,110	4,067
Decrease in allowance for impairment of net assets of discontinued operations	(169)	—	—
Impairment of long-lived assets	—	3,609	8,040
Amortization of discount and debt issuance costs on notes payable and capital leases	6,052	1,765	1,518
Stock received on sale of technology license	(1,100)	—	—
Accrued interest added to loan principal	5,667	3,651	1,267
Expense associated with stock options issued to non-employee for services	2	—	—
Loss on disposal of assets	—	266	—
Gain on settlement of note payable	(1,141)	—	(1,093)
Management expense to controlling shareholder	130	—	—
Gain on sale of subsidiary	—	—	(589)
Increase (decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,944)	(1,269)	(4,528)
Other assets	(1,003)	(1,164)	(1,127)
Net assets and liabilities of discontinued operations	750	—	—
Accounts payable, accrued liabilities and interest payable	2,586	3,507	12,058
Unearned revenue	4,720	(1,643)	(14,566)

Net cash used in operating activities	(8,315)	(4,871)	(29,283)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(2,036)	(1,649)	(1,963)
Purchase of patent	(100)	—	—
Business acquisitions, net of acquisition costs and cash acquired	149	(8,276)	(13,447)
Cash received from sale of assets	160	692	—

Net cash used in investing activities	(1,827)	(9,233)	(15,410)

Cash flows from financing activities:
Proceeds from issuance of notes payable to a related party	7,896	16,823	43,920
Payment of notes payable to related party	—	(3,000)	(2,500)
Proceeds from revolving credit facility, net	3,041	2,089	6,996
Payment of capital lease obligations	(2,514)	(2,544)	(1,052)
Acceris costs paid by majority stockholder	132	498	—
Payment of long-term debt	—	(805)	(180)
Proceeds from exercise of stock options and warrants and issuances under stock purchase plan	—	—	16

Net cash provided by financing activities	8,555	13,061	47,200

Increase (decrease) in cash and cash equivalents	(1,587)	(1,043)	2,507
Cash and cash equivalents at beginning of year	3,620	4,663	2,156

Cash and cash equivalents at end of year	$2,033	$3,620	$4,663

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

     In June 2001, Acceris, through its subsidiary WorldxChange, purchased certain assets and assumed certain liabilities of WorldxChange Communications, Inc. from a bankruptcy proceeding. WorldxChange was a facilities-based telecommunications carrier that provided international and domestic long-distance service to retail customers. Telecommunications services provided by WorldXChange consisted primarily of a dial-around product, which allowed a customer to make a call from any phone by dialing a 10-10-XXX prefix. Since the acquisition, the Company has commenced offering a 1+ product (1+ products are those with which a customer directly dials a long-distance number from their telephone by dialing 1-area code-phone number). WorldxChange has also begun to offer local communications products to its residential and small business customers. The service will be provided under the terms of the Unbundled Network Element Platform (“UNE-P”) authorized by the Telecommunications Act of 1996 and will be available in New York and New Jersey initially, expanding to other markets throughout the United States.

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

Note – 2 Liquidity and Capital Resources

     The Company has incurred substantial operating losses and negative cash flows from operations since inception and had a stockholders’ deficit of $42,953 and negative working capital of $26,576 at December 31, 2003. The Company continued to finance its operations during 2003 through related party debt with an outstanding balance of $28,717 and a revolving credit facility with an outstanding balance of $12,127 as of December 31, 2003.

     At December 31, 2003, the Company has debt of $28,717 owed to its controlling stockholder, Counsel Corporation (collectively with all of its subsidiaries, “Counsel”), which matures on June 30, 2005 (subject to certain contingent acceleration clauses). This debt is supplemented by an agreement from Counsel to fund through long-term inter-company advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company (the “Keep Well”). During 2003, Counsel advanced the Company approximately $7,896 under its Keep Well and converted accrued interest of $5,070 into principal.

     During 2003, Counsel acquired a debt which the Company owed to Winter Harbor LLC (“Winter Harbor”) of $1,999 and converted $40,673 of its convertible debt into common stock of the Company. These events significantly reduced the Company’s liabilities.

     The majority of the Company’s debt matures on June 30, 2005. This includes amounts due on its three-year asset-based credit facility, under which it owed $12,127 at December 31, 2003 and $28,717 owed to Counsel (plus additional interest accrued prior to June 2005).

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

Note 3 – Restatement

     The consolidated financial statements as of December 31, 2002 and for the year then ended have been restated on the Company’s Annual Report on Form 10-K/A#3 from those previously issued to record additional deemed interest expense for beneficial conversion features (“BCF”) embedded in certain of the Company’s indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”). The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations. The restatement increased the net loss for the year ended December 31, 2002 by $301, or $0.05 per share.

     The accompanying consolidated financial statements as of December 31, 2003 and for the year then ended have also been restated from those previously issued to record additional deemed interest expense for BCF embedded in certain of the Company’s indebtedness as required by EITF 00-27. The restatement had no effect on loss from discontinued operations or net loss per share from discontinued operations. The restatement increased the net loss for the year ended December 31, 2003 by $5,107 or $0.73 per share.

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

	Year ended December 31,
	2003 (as restated)	2002 (as restated)	2001
Net loss as reported	$(31,428)	$(27,838)	$(44,497)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of $0 tax	(92)	(1,300)	(2,933)

Pro forma net loss	$(31,520)	$(29,138)	$(47,430)

Loss per share
Basic and diluted – as reported	$(4.48)	$(4.78)	$(5.90)
Basic and diluted – pro forma	$(4.50)	$(5.00)	$(6.49)

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

     Potential common shares that were not included in the computation of diluted earnings per share because they would have been anti-dilutive are as follows as of December 31:

	2003	2002	2001
	(as restated)
Assumed conversion of Class N preferred stock	24,760	30,760	30,760
Assumed conversion of convertible debt	2,486,299	6,272,030	1,142,625
Assumed exercise of options and warrants to purchase shares of common stock	1,807,880	1,258,464	1,401,673

	4,318,939	7,561,254	2,575,058

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

	Year ended December 31,
	2003	2002
	(as restated)	(as restated)
Revenues	$140,995	$148,404
Loss from continuing operations	$(32,999)	$(20,915)
Net loss	$(32,470)	$(33,424)
Loss per share from continuing operations	$(4.71)	$(3.59)
Net loss per share	$(4.63)	$(5.74)

Note 10 – Intangible Assets and Goodwill

     Intangible assets consisted of the following at December 31:

	December 31, 2003
	Amortization		Accumulated
	period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	2,006	(510)	1,496
Agent relationships	36 months	2,116	(415)	1,701
Agent contracts	12 months	242	(242)	—
Patents	60 months	100	—	100
Goodwill		1,120	—	1,120

Total intangible assets and goodwill		$5,584	$(1,167)	$4,417

	December 31, 2003
	Amortization		Accumulated
	period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	60 months	1,786	(20)	1,766
Agent relationships	36 months	588	(15)	573
Agent contracts	12 months	250	(15)	235
Goodwill		173		173

Total intangible assets and goodwill		$2,797	$(50)	$2,747

     Aggregate amortization expense of intangibles for the years ended December 31, 2003, 2002 and 2001 was $1,117 , $937 and $3,287 respectively.

Note 11 – Debt

     Debt, the carrying value of which approximates market, consists of the following at December 31:

	2003	2002
	(as restated)	(as restated)
Note payable to a network service provider, interest at 10.0%, $23 per month	—	$394
Note payable to a network service provider, interest at 7.0%	—	747
Note payable, Winter Harbor LLC, interest at prime plus 9.0%	—	1,999
Note payable, RSL estate, 10.0% imputed interest, due March 31, 2004	$1,105	881
Note payable to equipment supplier 7.0%, $11 per month until December 2005, then $16 per month thereafter	750	—
Note payable to equipment supplier, 12.5%, $6 per month until October 2006	171	—
Revolving credit facility, greater of 6% or prime rate plus 1.75%	12,127	9,086
Notes payable to Counsel, interest at 10.0%	19,928	9,350
Note payable to Counsel and convertible to common stock, interest at 9.0%	8,789	7,162
Notes payable convertible to common stock, interest at 10.0%	—	36,718

	42,870	66,337
Less current portion	(13,381)	(12,073)

Long-term debt, less current portion	$29,489	$54,264

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

Note 14 – Income Taxes

     The Company recognized no income tax benefit from its losses in 2003, 2002 and 2001. The reported benefit from income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2003	2002	2001
	(as restated)	(as restated)
Expected federal statutory tax benefit	$(10,865)	$(5,212)	$(8,831)
Increase (reduction) in taxes resulting from:
State income taxes	(728)	(430)	(506)
Foreign loss not subject to domestic tax	5	1	234
Non-deductible interest on certain notes	3,364	774	357
Non-deductible goodwill	—	—	3,096
Change in valuation allowance attributable to continuing operations	8,208	4,859	7,457
Other	16	8	(1,807)

	$—	$—	$—

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

Note 15 – Transactions with Significant Owners

Transactions with Counsel:

     Initial Acquisition of Acceris and Senior Convertible Loan

     On March 1, 2001, Acceris entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to Acceris in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. Advances against the Senior Loan Agreement were structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. Counsel initially could convert the loan into shares of common stock of Acceris at a conversion price of $11.20 per common share. The terms of the Senior Loan Agreement also provide that at any time after September 1, 2002, the outstanding debt including accrued interest would automatically be converted into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $20.00 per share. The Senior Loan Agreement also provides that the conversion price is in certain cases subject to adjustment and includes traditional anti-dilution protection for the lender and is subject to certain events of default, which could accelerate the repayment of principal plus accrued interest. Total proceeds available to the Company were $12,000, less debt issuance costs of $600, which are being amortized over three years. The Senior Loan Agreement has been amended several times and the maturity date of the loan plus accrued interest has been extended to June 30, 2005. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price has been adjusted to $6.15 per common share. As of December 31, 2003, the total outstanding debt under the Note (including principal and accrued interest) was $15,291 which is convertible into 2,486,299 shares of common stock.

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

     On July 25, 2002, Acceris and Counsel entered into a Debt Restructuring Agreement (“Debt Restructuring Agreement”), which was amended on October 15, 2002 pursuant to an Amended and Restated Debt Restructuring Agreement (“Amended Agreement”). The Amended Agreement included the following terms:

1.	Principal ($24,307) and associated accrued interest ($2,284), as of October 15, 2002, under the Loan Agreement, as amended, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

2.	Funding provided by Counsel pursuant to the Loan Agreement, as amended, ($2,087) and associated accrued interest ($1,996) from October 15, 2002 to December 31, 2002, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

3.	Counsel would advance to Acceris all amounts paid or payable by Acceris to its stockholders that exercised their dissenters’ rights in connection with the transactions subject to the debt restructuring transactions and the amount of the annual premium to renew the existing directors and officers’ insurance coverage through November 2003.

4.	Counsel would reimburse Acceris for all costs, fees and expenses, in connection with the Debt Restructuring Agreement and the Amended Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred, including the Special Committee’s costs to negotiate these agreements and costs related to obtaining stockholder approval. During 2003 and 2002, Counsel reimbursed Acceris $132 and $499, respectively, for certain reimbursable expenses, which have been recorded as additional paid-in capital.

5.	The issuance of common stock by Acceris pursuant to this Agreement would result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2002 Loan Agreement. Whereas the conversion price for the March 1, 2002 Loan Agreement had initially been $11.20, the new conversion price would be adjusted as a result of the anti-dilution provisions of the Senior Loan Agreement. At December 31, 2003, the new conversion price is $6.15 per common share.

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

     The Company has also recorded a beneficial conversion feature (debt discount) in the aggregate amount of $12,856 on the convertible debt funded by Counsel that was received through June 30, 2001. The amount of the initial discount, if applicable, is calculated as the difference between the initial conversion price ($11.20) and the market price of the common stock (if higher than the conversion price on the date funds are drawn on the loan), multiplied by the number of shares of common stock into which the note can be converted. Further debt discounts have been recorded resulting from dilutionary adjustments to the conversion price from the issuance of new convertible securities. Additionally, the accumulation of unpaid interest costs on the convertible debt is deemed to be interest paid in kind (“PIK”) containing a conversion feature which once assessed as PIK interest requires the determination of a debt discount. The beneficial conversion feature is being amortized over the life of the convertible note.

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

	For the Year ended December 31, 2003
				Total
				Reportable
	Enterprise	Retail	Technologies	Segments
Revenues from external customers	$25,615	$108,150	$2,164	$135,929
Interest and other income	2	—	—	2
Interest expense	294	2,416	—	2,710
Depreciation and amortization expense	2,241	4,883	—	7,124
Segment income (loss) from continuing operations	(2,575)	(17,821)	1,014	(19,382)
Other significant non-cash items:
Provision for doubtful accounts	—	5,432	6	5,438
Expenditures for long-lived assets	265	2,535	—	2,800
Segment assets	6,462	28,992	1,215	36,669

	For the Year ended December 31, 2002
				Total
				Reportable
	Enterprise	Retail	Technologies	Segments
Revenues from external customers	$1,547	$83,706	$2,837	$88,090
Interest and other income	1	356	—	357
Interest expense	19	3,279	—	3,298
Depreciation and amortization expense	158	4,056	11	4,225
Segment income (loss) from operations	(629)	(6,715)	976	(6,368)
Other significant non-cash items:
Provision for doubtful accounts	33	5,966	—	5,999
Expenditures for long-lived assets	3,102	3,747	—	6,849
Segment assets	9,573	27,877	173	37,623

	For the Year ended December 31, 2001
			Total
			Reportable
	Retail	Technologies	Segments
Revenues from external customers	$50,289	$5,697	$55,986
Interest revenue	—	—	—
Interest expense	2,499	—	2,499
Depreciation and amortization expense	2,286	126	2,412
Segment income (loss) from operations	(13,927)	1,611	(12,316)
Other significant non-cash items:
Provision for doubtful accounts	2,861	—	2,861
Expenditures for long-lived assets	14,797	8	14,805
Segment assets	32,206	137	32,343

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	2003	2002	2001
	(as restated)	(as restated)
Total interest and other income for reportable segments	$2	$357	$—
Unallocated interest revenue from corporate accounts	1,214	38	81

	$1,216	$395	$81

Total interest expense for reportable segments	$2,710	$3,298	$2,499
Unallocated interest expense from related party debt	9,337	4,512	1,556
Other unallocated interest expense from corporate debt	1,222	385	638

	$13,269	$8,195	$4,693

Total depreciation and amortization for reportable segments	$7,124	$4,225	$2,412
Unallocated amortization expense from intangible assets	—	—	2,608
Other unallocated depreciation from corporate assets	1	45	1,389

	$7,125	$4,270	$6,409

Total segment loss	$(19,382)	$(6,368)	$(12,316)
Unallocated non-cash amounts in consolidated net loss:
Amortization of discount on notes payable	(676)	(560)	(253)
Gain on sale of subsidiary	—	—	589
Other income (primarily gain on extinguishment of debt)	1,220
Amortization of deferred compensation on stock options issued for services	—	—	—
Amortization of intangible assets	—	—	(2,608)
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(13,119)	(8,402)	(11,387)

Net loss from continuing operations	$(31,957)	$(15,330)	$(25,975)

Total amortization of deferred compensation for reportable segments	2	—	—
Unallocated amortization of deferred compensation	—	—	—

	2	—	—

Expenditures for segment long-lived assets	$2,800	$6,849	$14,805
Other unallocated expenditures for corporate assets	2,844	309	1,274

	$5,644	$7,158	$16,079

Segment assets	$36,669	$37,623	$32,343
Intangible assets not allocated to segments	—	—	1,331
Other assets not allocated to segments*	2,385	3,823	13,106

	$39,054	$41,446	$46,780

*	Other assets not allocated to segments includes assets associated with segments reported in previous periods which are no longer classified as reportable segments, primarily assets of and related to the discontinued operations of ILC (former telecommunications services segment).

Note 20 – Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002. The amounts for the 2002 and the first quarter of 2003 have been restated to reclassify amounts as discontinued operations related to the sale of ILC in December 2002, which had previously been reported in continuing operations. The amounts for the fourth quarter of 2002 and for all of 2003 have been restated to correct the application of EITF 00-27, as discussed in Note 3.

(in thousands of dollars, except per
share amounts)		March 31	June 30	September 30	December 31
Net sales:	2003	$30,367	$37,045	$36,051	$32,466
	2002	24,392	21,872	20,156	21,669
Operating loss:	2003	$(12,607)	$(1,780)	$(1,462)	$(4,055)
	2002	(340)	(246)	(851)	(6,093)
Net loss from continuing operations	2003	$(15,520)	$(5,173)	$(4,807)	$(6,457)
	2002	(2,504)	(2,297)	(2,476)	(8,053)
Gain (loss) from discontinued operations	2003	$(277)	$371	$213	$222
	2002	(3,099)	(4,581)	(1,463)	(3,365)
Net loss: (1) (2)	2003	$(15,797)	$(4,802)	$(4,594)	$(6,235)
	2002	(5,603)	(6,878)	(3,939)	(11,418)
Basic and diluted income (loss) from continuing operations per common share:	2003	$(2.66)	$(0.88)	$(0.82)	$(0.60)
	2002	(0.43)	(0.39)	(0.42)	(1.37)
Basic and diluted income (loss) per common share:	2003	$(2.71)	$(0.82)	$(0.79)	$(0.59)
	2002	(0.96)	(1.18)	(0.68)	(1.96)

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

(2) On September 20, 2004, management of the Company concluded that the accounting principles as set forth in EITF 00-27, regarding BCF, had not been properly applied in current and prior periods to its convertible debentures issued under a March 2001 loan agreement for which the Company had previously determined BCF of $1.1 million. The initial determination of the BCF in 2001 at the respective issue dates of such debt was correct. However, adjustments to the conversion price and the number of conversion shares were made under the debentures’ anti-dilution provisions. The various anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company’s previous public filings. However, the principles under EITF 00-27 also require a redetermination of the BCF at each date an anti-dilution event occurred. This redetermination was not completed in prior reporting periods. Additionally, the accumulation of unpaid interest costs which are required by the debt terms to be added to principal and which are payable at maturity on these same convertible debentures has been deemed to be interest paid in kind (“PIK”); such interest also contains a conversion feature, and the payment of such interest in the form of PIK interest is non-discretionary requiring the determination of a BCF in the PIK interest. This determination was not made by the Company in its prior reportings.

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