Form 10-Q/A
period 2004-03-31
ACCERIS COMMUNICATIONS INC
filed 2004-10-26
CIK 849145

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

Explanatory Note

      This Amendment No. 1 to Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q for the three month period ended March 31, 2004, filed on May 11, 2004. Acceris (“the Company”) has filed this Amendment No. 1 to 1) recognize deemed interest expense for a beneficial conversion feature (“BCF”) embedded in certain of its indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”) as fully outlined in Note 2 to these Consolidated Financial Statements, and to 2) revise Part I - Item 4 - Controls and Procedures. The BCF-related error affects 2001, 2002 and 2003. The cumulative effect on earnings through the third quarter of 2002 is immaterial and has been recorded in the fourth quarter of 2002 as a charge to interest expense. Although we have revised our previously filed Form 10-Q for the three month period ended March 31, 2004 to give effect to these matters, other information contained therein has not been updated.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands of dollars, except share and per share amounts)	2004	2003
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,155	$2,033
Accounts receivable, less allowance for doubtful accounts of $2,338 and $1,764 at March 31, 2004 and December 31, 2003, respectively	15,289	18,018
Investment in preferred and common stock	2,490	2,058
Other current assets	1,715	2,202

Total current assets	21,649	24,311
Furniture, fixtures, equipment and software, net	7,298	8,483
Other assets:
Intangible assets, net	2,945	3,297
Goodwill	1,120	1,120
Investment in preferred stock	1,100	1,100
Other assets	728	743

Total assets	$34,840	$39,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$25,101	$29,113
Unearned revenue	1,085	5,678
Revolving credit facility	9,168	12,127
Current portion of notes payable	1,271	1,254
Current portion of obligations under capital leases	2,770	2,715

Total current liabilities	39,395	50,887
Notes payable, less current portion	759	772
Obligations under capital leases, less current portion	918	1,631
Notes payable to a related party, net of unamortized beneficial conversion features	36,226	28,717

Total liabilities	77,298	82,007

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 619 at March 31, 2004 and December 31, 2003, liquidation preference of $613 at March 31, 2004 and December 31, 2003	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,262,095 at March 31, 2004 and December 31, 2003.	192	192
Additional paid-in capital	183,235	182,879
Accumulated other comprehensive income	1,346	—
Accumulated deficit	(227,237)	(226,030)

Total stockholders’ deficit	(42,458)	(42,953)

Total liabilities and stockholders’ deficit	$34,840	$39,054

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2004	2003
	(as restated)	(as restated)
Revenues:
Telecommunications services	$34,723	$30,367
Technology licensing and development	450	—

Total revenues	35,173	30,367

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation expense on telecommunications network assets of $967 and $1,029 for the three months ended March 31, 2004 and 2003, respectively, included in depreciation below)	16,635	25,748
Selling, general and administrative	14,760	14,225
Provision for doubtful accounts	1,227	1,175
Depreciation and amortization	1,704	1,826

Total operating costs and expenses	34,326	42,974

Operating income (loss)	847	(12,607)

Other income (expense):
Interest expense	(3,535)	(2,915)
Interest and other income	1,377	2

Total other expense	(2,158)	(2,913)

Loss from continuing operations	(1,311)	(15,520)
Gain (loss) from discontinued operations (net of $0 tax)	104	(277)

Net loss	$(1,207)	$(15,797)

Basic and diluted weighted average shares outstanding	19,262	5,834

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.07)	$(2.66)
Gain (loss) from discontinued operations	0.01	(0.05)

Net loss per common share	$(0.06)	$(2.71)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands of dollars)	2004	2003
	(as restated)	(as restated)
Cash flows from operating activities:
Net loss	$(1,207)	$(15,797)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,704	1,826
Provision for doubtful accounts	1,227	1,178
Decrease in allowance for impairment of net assets of discontinued operations	(148)	(141)
Gain on sale of investment in common stock	(565)	—
Accrued interest added to loan principal	901	1,047
Expense associated with stock options issued to non-employee for services	29	—
Discharge of obligation	(767)	—
Management benefit conferred by controlling shareholder	33	—
Amortization of discount on notes payable to related party	1,920	1,092
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	1,502	1,574
Other assets	502	(212)
Unearned revenue	(4,593)	5,346
Accounts payable and accrued liabilities	(3,245)	2,819

Net cash used in operating activities	(2,707)	(1,268)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(167)	(640)
Cash received from sale of assets	—	160
Cash received from sale of investments in common stock, net	1,627	—

Net cash provided by (used in) investing activities	1,460	(480)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	4,967	—
Proceeds from (repayment of) revolving credit facility, net	(2,959)	2,705
Payment of capital lease obligations and notes payable	(654)	(619)
Acceris costs paid by majority shareholder	15	—

Net cash provided by financing activities	1,369	2,086

Increase in cash and cash equivalents	122	338
Cash and cash equivalents at beginning of period	2,033	3,620

Cash and cash equivalents at end of period	$2,155	$3,958

Supplemental schedule of non-cash investing and financing activities:
Effect of fair value recognition applied to investments in common stock	$1,346	$—

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

     The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The December 31, 2003, condensed consolidated balance sheet presented herein is derived from audited consolidated financial statements, but does not include all disclosures required by accounting principals generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A#1 for the year ended December 31, 2003.

     The results of operations for the three-month periods ended March 31, 2004 are not necessarily indicative of those to be expected for the entire year ending December 31, 2004.

Note 2 - Restatement

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

Note 3 – Summary of Significant Accounting Policies

Net loss per share

     Basic earnings per share is computed based on the weighted average number of Acceris common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company had a net loss for the three month periods ended March 31, 2004 and 2003, basic and diluted loss per share are the same.

     Potential common shares that were not included in the computation of diluted earnings per share because they would have been anti-dilutive are as follows:

	March 31, 2004	March 31, 2003
	(as restated)
Assumed conversion of Series N preferred stock	24,760	24,760
Assumed conversion of convertible debt	2,542,276	6,423,750
Assumed exercise of options and warrants to purchase shares of common stock	1,956,630	1,207,050

	4,523,666	7,655,560

Investments

     Dividends and realized gains and losses on securities are included in other income in the condensed consolidated statements of operations. Unrealized gains and losses associated with the changes in the fair market value of securities classified as available for sale are included in accumulated other comprehensive income in the condensed consolidated balance sheets.

     At March 31, 2004, the Company’s investment in the common stock of BUI is accounted for under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement on Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). These instruments are carried at fair value based on the stated market value of the common stock traded on the Over The Counter – Bulletin Board (“OTC–BB”). As of March 31, 2004, the fair value of the investment was $2,490. As of December 31, 2003, these securities were held in the form of shares of convertible preferred and common stock and were carried at their historical cost. See Note 7 for further discussion of Company’s ownership of BUI equity securities.

     The Company holds investments in convertible preferred stock of Accessline Communications Corporation (“Accessline”). The convertible preferred stock is accounted for under the cost method, as the preferred securities are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over these entities. As of March 31, 2004 and December 31, 2003, the carrying value of the preferred stock was $1,100. The Company monitors this investment for impairment annually by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair value of the security is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information. See Note 7 for further discussion of the Company’s investment in Accessline preferred stock.

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

	Three Months Ended March 31,
	2004	2003
	(as restated)	(as restated)
Net loss as reported	$(1,207)	$(15,797)
Deduct:
Employee stock-based compensation cost determined under the fair value-based method for all awards, net of $0 tax	(177)	(18)

Pro forma net loss	$(1,384)	$(15,815)

Net loss per share:
Basic and diluted – as reported	$(0.06)	$(2.71)
Basic and diluted – pro forma	$(0.07)	$(2.71)

Note 4 – Liquidity and Capital Resources

     The Company has incurred substantial operating losses and negative cash flows from operations since inception and had a stockholders’ deficit of $42,458 and negative working capital of $17,746 at March 31, 2004. At December 31, 2003, the stockholders’ deficit and negative working capital were $42,953 and $26,576, respectively. The Company continued to finance its operations during the first quarter of 2004 through related party debt with an outstanding balance of $36,226 and a revolving credit facility with an outstanding balance of $9,168 as of March 31, 2004, both of which mature on June 30, 2005. At December 31, 2003, amounts due to the related party and on the revolving credit facility were $28,717 and $12,127, respectively.

     At March 31, 2004, the Company has debt of $36,226 owed to its controlling stockholder, Counsel Corporation (collectively with all of its subsidiaries, “Counsel”), which matures on June 30, 2005 (subject to certain contingent acceleration clauses). This debt is supplemented by an agreement from Counsel to fund through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company (the “Keep Well”), which also matures on June 30, 2005. During the first quarter of 2004, Counsel advanced the Company approximately $4,967 under the Keep Well, and converted approximately $901 of accrued interest into principal. Additionally, the Company has $1,123 past due under a promissory note to RSL entered into in December 2002.

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

Note 5 – Comprehensive income (loss)

     Comprehensive income (loss) is defined as net loss plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income (loss) for the three months ended March 31, 2004 and 2003, was $139 and ($15,797), respectively. The accumulated other comprehensive income, net of tax of $0, included within stockholders’ equity on the condensed consolidated balance sheets is comprised solely of the net change in unrealized gains on available-for-sale marketable securities. Unrealized gains, net of tax of $0, on available-for-sale marketable securities amounted to $1,346 and $0 during the three months ended March 31, 2004 and 2003, respectively.

Note 6 – Composition of Certain Financial Statements Captions

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

Note 7 – Investments

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

Note 8 – Accounting for Network Service Offering

     The Company, through its Telecommunications segment (see Note 15 for further discussion of the Company’s segments), began to sell a network service offering in November 2002. The Company ceased selling this network service offering in July 2003. Revenues for the Company’s network service offering are accounted for using the unencumbered cash method. The Company determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing. Under its agreements with the LECs, cash collections remitted to the Company are subject to adjustment, generally over several months. Accordingly, the Company recognizes revenue when the actual cash collections to be retained by the Company are finalized and unencumbered. There is no further billing of customers for the network service offering subsequent to the program’s termination. During the three months ended March 31, 2004, the Company recognized $6,363 as non-recurring revenue from prior-year sales of this service offering as cash collections were finalized. At March 31, 2004, the Company had approximately $161 in cash receipts that were still subject to adjustment by the LECs and therefore encumbered. This amount is included in unearned revenue at March 31, 2004. The Company will record the appropriate amount of revenue at such time that the Company finalizes cash collection amounts with the LECs during 2004.

Note 9 – Discharge of Obligation

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

Note 12 – Related Party Transactions

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

Note 13 – Legal Proceedings

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

Note 15 – Segment Reporting

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

	For the Three months
	Ended March 31,
	2004	2003
Revenues from external customers:
Telecommunications	$34,723	$30,367
Technologies	450	—

Total revenues from external customers for reportable segments	$35,173	$30,367

Segment income (loss):
Telecommunications	$1,242	$(12,660)
Technologies	79	(73)

Total segment income (loss) for reportable segments	1,321	(12,733)
Unallocated amounts in consolidated net loss:
Amortization of discount on notes payable	(115)	(165)
Gain on discharge of obligation	767	—
Gain on sale of investment in common stock	565	—
Corporate interest expense	(2,860)	(2,192)
Other corporate expenses	(989)	(430)

Consolidated net loss from continuing operations	$(1,311)	$(15,520)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the related notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on October 15, 2004. All numbers are in thousands except for share and per share data.

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

Restatement

The consolidated financial statements of the company have been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to record additional deemed interest expense for beneficial conversion features (“BCF”) embedded in certain of the Company’s indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”) as fully outlined in Note 2 to these consolidated financial statements.

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

Liquidity and Capital Resources

     We have incurred substantial operating losses and negative cash flows from operations since inception and had a stockholders’ deficit of $42,458 and negative working capital of $17,746 at March 31, 2004. We had a stockholders’ deficit of $42,953 and negative working capital of $26,576 at December 31, 2003. We continued to finance our operations during the first quarter of 2004 through related party debt with an outstanding balance of $36,226 as of March 31, 2004 and a revolving credit facility with an unrelated third party with an outstanding balance of $9,168 as of March 31, 2004. At December 31, 2003, the balance of our related party debt and a third party revolving credit facility was $28,717 and $12,127, respectively.

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

     At March 31, 2004, we have debt of $36,226 owed to Counsel, which matures on June 30, 2005 (subject to certain contingent acceleration clauses). This debt is supplemented by an agreement from Counsel to fund through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company (the “Keep Well”). The Keep Well obligates Counsel to continue its financial support of Acceris at least until June 30, 2005. In the first quarter of 2004, Counsel advanced us $4,967 under the Keep Well and converted $901 of accrued interest into principal. During 2003, Counsel acquired a debt we owed to Winter Harbor LLC of $2,557 (including accrued interest). Also during 2003, Counsel converted $40,673 of its convertible debt into Acceris common stock, which significantly reduced our liabilities, particularly to Counsel. Additionally, the Company has $1,123 past due under a promissory note to RSL entered into in December 2002.

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

     The majority of our debt matures on June 30, 2005. This includes amounts due on our three-year asset-based credit facility, under which we owed $9,168 at March 31, 2004 and amounts owed to Counsel of $36,226 (plus additional interest to be accrued prior to June 2005). While there is no assurance, we expect that we will be able to refinance or replace these debt facilities on acceptable terms.

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

     Cash used by operating activities during the three months ended March 31, 2004 was $2,707 as compared to $1,268 during the same period in 2003. The net increase in cash used in 2004 was primarily due to (1) the decrease in our unearned revenue of $4,593 during the first quarter of 2004 versus an increase of $5,346 in the first quarter of 2003, which was due primarily to our recognition of $6,363 in non-recurring revenues related to prior year cash receipts associated with our network service offering that became unencumbered during the quarter, (2) a decrease in accounts payable and accrued liabilities of $3,245 during the first quarter of 2004, versus an increase of $2,819 during the same period in 2003 (3) the recognition of a gain of $767 related to the discharge of an obligation during the first quarter of 2004, where no such event occurred in the first quarter of 2003, (4) offset by a $14,590 change to net loss of $(1,207) for the first quarter of 2004 from a net loss of $(15,797) for the same period in 2003, and (5) offset by a gain of approximately $565 recorded on the sale of common stock of BUI.

     The reduction in the net loss relates primarily to the recognition of revenue from a discontinued product line of $6,363, the discharge of an obligation of $767 and a gain of $565 on the sale of BUI shares, all of which occurred in the first quarter of 2004. While results of operations are expected to improve throughout the remainder of 2004, the three non-operating items noted above should be considered separately from operating factors.

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

	2003				2004
(In millions of dollars, except where indicated)	Q1	Q2	Q3	Q4	Q1
Gross revenues — product mix
Domestic long-distance	$7.8	$7.8	$7.4	$7.5	$6.4
International long-distance	12.8	14.4	15.3	15.1	13.0
Local dial tone	—	—	—	—	0.1
MRC/USF(1)	2.3	2.4	2.8	3.0	3.0
Dedicated voice	0.4	0.3	0.4	0.4	0.3
Direct sales revenues	7.1	6.8	5.9	5.9	5.4
Other	—	0.1	0.2	—	0.1

Total telecommunications revenue	30.4	31.8	32.0	31.9	28.3
Network service offering	—	4.1	3.1	0.4	6.4
Technology licensing and development	—	1.1	1.0	0.1	0.5

Total revenues	$30.4	$37.0	$36.1	$32.4	$35.2

Gross revenues — product mix (in number of minutes)
Domestic long-distance	135,236,248	140,798,912	134,198,098	121,880,023	129,277,406
International long-distance	83,191,655	93,896,850	98,873,877	98,978,290	91,288,985
Dedicated voice	9,571,155	7,772,277	9,364,583	8,653,038	9,653,915

Subscribers (in number of people):
Dial-around(2)	228,330	215,187	206,937	192,678	164,331
Local dial tone	—	—	—	—	2,895
1+(3)	136,896	174,486	168,242	161,570	165,847

Total subscribers	365,226	389,673	375,179	354,248	333,073

Average monthly revenues per user (subscriptions):(4)
Dial-around	$21.51	$19.94	$20.71	$21.75	$20.89
Local dial tone	$—	$—	$—	$—	$11.51
1+	$23.27	$23.84	$25.16	$25.61	$24.92

Telecommunications revenue by customer type:
Dial-around	$14.8	$13.3	13.7	$13.3	$10.3
1+	8.5	11.6	12.2	12.7	12.4
Local dial tone	—	—	—	—	0.1
Direct sales	7.1	6.8	5.9	5.9	5.4
Other	—	0.1	0.2	—	0.1

Total telecommunications revenues	$30.4	$31.8	32.0	$31.9	$28.3

Gross revenue — product mix (%):
Domestic long-distance	25.6%	24.6%	23.1%	23.5%	22.6%
International long-distance	42.1	45.3	47.8	47.3	45.9
Local dial tone	—	—	—	—	0.4
MRC/USF(1)	7.6	7.5	8.8	9.4	10.6
Dedicated voice	1.3	0.9	1.3	1.3	1.0
Direct sales revenues	23.4	21.4	18.4	18.5	19.1
Other	—	0.3	0.6	0	0.4

Total telecommunications revenues	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	MRC/USF represents “Monthly Recurring Charges” and “Universal Service Fund” fees charged to the customers.

(2)	“Dial-around” refers to a product which allows a customer to make a call from any phone by dialing a 10-10-XXXX prefix.

(3)	“1+” refers to a product which allows a retail customer to directly make a long-distance call from their own phone by dialing “1” plus the destination number.

(4)	Average monthly revenues per user is calculated as the revenues for the last month of the quarter divided by the number of users at the end of the quarter.

Management Discussion of Three Month Results of Operations

     The following table displays the Company’s consolidated quarterly results of operations for the eight quarters ended March 31, 2004.

	2002			2003				2004
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
			(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Revenues:
Telecommunications (excluding network service offering shown below)	$20,984	$19,835	$21,622	$30,367	$31,853	$31,923	$31,994	$28,360
Network service offering	—	—	—	—	4,142	3,079	408	6,363
Technology	888	321	47	—	1,050	1,049	64	450

Total	21,872	20,156	21,669	30,367	37,045	36,051	32,466	35,173
Operating costs and expenses:
Telecommunication network expense (exclusive of depreciation shown below)	12,237	11,197	12,235	19,543	19,154	19,266	18,936	16,635
Network service offering	—	—	1,995	6,205	2,165	807	(70)	—
Selling, general, administrative and other	7,147	7,389	9,779	14,225	14,617	13,981	14,441	14,760
Provision for doubtful accounts	1,250	1,119	2,274	1,175	1,131	1,466	1,666	1,227
Research and development	465	317	234	—	—	—	—	—
Depreciation and amortization	1,019	985	1,245	1,826	1,758	1,993	1,548	1,704

Total operating costs and expenses	22,118	21,007	27,762	42,974	38,825	37,513	36,521	34,326

Operating income (loss)	(246)	(851)	(6,093)	(12,607)	(1,780)	(1,462)	(4,055)	847
Other income (expense):
Interest expense	(2,061)	(1,777)	(2,184)	(2,915)	(3,394)	(3,398)	(3,562)	(3,535)
Interest and other income	10	152	224	2	1	53	1,160	1,377

Total other income (expense)	(2,051)	(1,625)	(1,960)	(2,913)	(3,393)	(3,345)	(2,402)	(2,158)

Loss from continuing operations	(2,297)	(2,476)	(8,053)	(15,520)	(5,173)	(4,807)	(6,457)	(1,311)
Gain (loss) from discontinued operations, net of $0 tax	(4,581)	(1,463)	(3,365)	(277)	371	213	222	104

Net loss	$(6,878)	$(3,939)	$(11,418)	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(1,207)

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

Other income (expense)

     Interest expense increased $620 to $3,535 in the first quarter of 2004 from $2,915 during the same period of 2003. The increase was primarily due to the combination of:

•	an increase of $872 non-cash related to the amortization of a beneficial conversion feature on convertible debt with Counsel, partially offset by

•	a decrease of approximately $179 due to Counsel’s conversion of $40,673 of debt to common stock, and offset by the addition of $4,050 in principal during the first quarter of 2004;

•	a decrease of approximately $20 which relates primarily to the lower average balance on our revolving credit facility.

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

Segment Profitability

     For the quarter ended March 31, 2004, our Telecommunications segment realized operating segment income of $1,242, while our Technologies segment recorded operating segment income of $79. We anticipate that through revenue growth and continued control of expenses, both segments will report operating income in future quarters. The measures of operating segment income and loss discussed above exclude $2,632 of income and expenses, net, that are not allocated to a specific segment. These consist primarily of selling, general and administrative costs, as well as $2,860 of interest expense. The measures above also exclude $565 of gain on the sale of a portion of our investment in BUI common stock and a gain of $767 recognized on the discharge of an obligation during the first quarter of 2004.

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

      In connection with the filing of the Company’s Form 10-Q for the quarter ended June 30, 2004, the Company carried out, under the supervision of and with the participation of the Company’s management, including the Certifying Officers, an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as those controls existed as of June 30, 2004, the end of the period covered by the subject quarterly report. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. This deficiency constitutes a material weakness, and detailed below are the facts surrounding this matter.

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

Acceris Communications inc.
(Registrant)

Date: October 25, 2004	By:	/s/	Allan C. Silber

Allan C. Silber
Chairman of the Board of Directors and Chief
Executive Officer

	By:	/s/	Gary M. Clifford

Gary M. Clifford
Chief Financial Officer and Vice President of Finance