Form 10-Q
period 2004-09-30
ACCERIS COMMUNICATIONS INC
filed 2004-11-12
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 19,237,101 shares of common stock $0.01 par value outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(In thousands of dollars, except share and per share amounts)	2004	2003
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,348	$2,033
Accounts receivable, less allowance for doubtful accounts of $2,267 and $1,764 at September 30, 2004 and December 31, 2003, respectively	14,360	18,018
Investment in preferred and common stock	—	2,058
Other current assets	1,371	2,202

Total current assets	17,079	24,311
Furniture, fixtures, equipment and software, net	5,285	8,483
Other assets:
Intangible assets, net	2,302	3,297
Goodwill	1,120	1,120
Investment in preferred stock	1,100	1,100
Other assets	728	743

Total assets	$27,614	$39,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$28,651	$29,113
Unearned revenue	970	5,678
Revolving credit facility	7,265	12,127
Current portion of notes payable	145	1,254
Current portion of obligations under capital leases	2,140	2,715

Total current liabilities	39,171	50,887
Notes payable, less current portion	687	772
Obligations under capital leases, less current portion	—	1,631
Notes payable to a related party, net of unamortized beneficial conversion features	45,946	28,717

Total liabilities	85,804	82,007

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 619 at September 30, 2004 and December 31, 2003, liquidation preference of $613 at September 30, 2004 and December 31, 2003	6	6

	September 30,	December 31,
(In thousands of dollars, except share and per share amounts)	2004	2003
		(as restated)
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,237,101 at September 30, 2004 and 19,262,101 at December 31, 2003	192	192
Additional paid-in capital	183,954	182,879
Accumulated deficit	(242,342)	(226,030)

Total stockholders’ deficit	(58,190)	(42,953)

Total liabilities and stockholders’ deficit	$27,614	$39,054

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars, except per share amounts)	2004	2003	2004	2003
		(as restated)		(as restated)
Revenues:
Telecommunications services	$27,390	$35,002	$88,532	$101,364
Technology licensing and development	—	1,049	540	2,099

Total revenues	27,390	36,051	89,072	103,463

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation expense on telecommunications network assets of $1,222 and $1,012 for the three months ended September 30, 2004 and 2003, respectively, and $3,861 and $3,098 for the nine months ended September 30, 2004 and 2003, respectively, included in depreciation and amortization below)	15,349	20,073	47,461	67,141
Selling, general and administrative	13,992	13,981	42,828	42,822
Provision for doubtful accounts	941	1,466	3,908	3,772
Research and development	119	—	225	—
Depreciation and amortization	1,520	1,993	4,877	5,577

Total operating costs and expenses	31,921	37,513	99,299	119,312

Operating loss	(4,531)	(1,462)	(10,227)	(15,849)

Other income (expense):
Interest expense	(2,562)	(3,398)	(8,583)	(9,707)
Interest and other income	226	53	2,415	56

Total other income (expense)	(2,336)	(3,345)	(6,168)	(9,651)

Loss from continuing operations	(6,867)	(4,807)	(16,395)	(25,500)
Gain from discontinued operations (net of $0 tax)	—	213	104	307

Net loss	$(6,867)	$(4,594)	$(16,291)	$(25,193)

Basic and diluted weighted average shares outstanding	19,261	5,834	19,262	5,834
Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.36)	$(0.83)	$(0.85)	$(4.37)
Gain from discontinued operations	—	0.04	0.01	0.05

Net loss per common share	$(0.36)	$(0.79)	$(0.84)	$(4.32)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(In thousands of dollars)	2004	2003
		(as restated)
Cash flows from operating activities:
Net loss	$(16,291)	$(25,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,877	5,577
Provision for doubtful accounts	3,908	3,772
Amortization of discount on notes payable to related party	3,296	3,905
Accrued interest added to loan principal	3,084	3,230
Gain on sale of investment in common stock	(1,376)	—
Gain on discharge of obligation	(971)	—
Decrease in allowance for impairment of net assets of discontinued operations	(148)	(169)
Expense associated with stock options issued to non-employee for services	7	—
Settlement of note payable	—	(394)
Management benefit conferred by controlling shareholder	198	—
Stock received as payment on technology licensing agreement	—	(1,100)

	(3,416)	(10,372)
Increase (decrease) from changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(250)	(4,650)
Net assets and liabilities of discontinued operations	—	884
Other assets	826	(680)
Unearned revenue	(4,708)	9,003
Accounts payable and accrued liabilities	326	3,520

Net cash used in operating activities	(7,222)	(2,295)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(670)	(1,636)
Cash acquired in business acquisition		149
Cash received from sale of assets	—	160
Cash received from sale of investments in common stock, net	3,581	—

Net cash provided by (used in) investing activities	2,911	(1,327)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	11,702	650
Proceeds from (repayment of) revolving credit facility, net	(4,862)	4,832
Payment of capital lease and note payable obligations	(2,104)	(1,868)
Payment of note payable to RSL Estate	(1,104)	—
Purchase and retirement of common stock	(21)	—
Costs paid by controlling shareholder	15	64

Net cash provided by financing activities	3,626	3,678

Increase (decrease) in cash and cash equivalents	(685)	56
Cash and cash equivalents at beginning of period	2,033	3,620

Cash and cash equivalents at end of period	$1,348	$3,676

	Nine Months Ended
	September 30,
(In thousands of dollars)	2004	2003
		(as restated)
Supplemental schedule of non-cash investing and financing activities:
Preferred stock received in exchange for assets of discontinued operations	$—	$1,691
Notes payable incurred for the purchase of software and software licenses	$—	$921
Other assets included in purchase price of Transpoint acquisition	$—	$2,836

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

     We are a broad-based communications company, servicing residential, small and medium-sized businesses and corporate accounts in the United States. We provide a range of products from local dial tone, domestic and international long-distance voice services to fully managed, integrated data and enhanced services. We are a US facilities-based carrier with points of presence in 30 major US cities. Our voice network features 11 voice switches and nationwide Feature Group D (“FGD”) access. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Finally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad.

     We currently manage our Company through two business segments. Our Telecommunications segment offers a broad selection of voice and data telecommunications products and services to residential and commercial customers through a network of independent agents, primarily via multi-level marketing (“MLM”) and commercial agent programs. Our Technologies segment offers a proven network convergence solution for voice and data in Voice over Internet Protocol (“VoIP”) communications technology and holds two foundational patents in the VoIP space (U.S. Patent Nos. 6,243,373 and 6,438,124, together the “VoIP Patents”). We are pursuing efforts to license the technology supported by our patents to carriers and equipment manufacturers and suppliers in the IP telephony market.

Telecommunications

     Our Telecommunications segment offers a broad range of voice and data products and services to residential, small office/home office (“SOHO”) and small-medium sized enterprises (“SME”), and corporate accounts through a network of MLM agents, commercial agents, affinity groups and outbound telemarketing. Our customers are serviced through direct sales and support teams who offer fully managed and fully integrated voice and data solutions.

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

     Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2003, condensed consolidated balance sheet as restated herein is derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A#1, for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

     These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome from this uncertainty. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K/A#1 for the year ended December 31, 2003 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

     The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of those to be expected for the entire year ending December 31, 2004.

Note 2 – Restatement

     The consolidated financial statements of the Company have been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to record additional deemed interest for beneficial conversion features (“BCF”) embedded in certain of the Company’s indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”). The restated numbers are included in the year to date results as presented in the accompanying consolidated financial statements and comparative figures.

     On September 20, 2004, management of the Company concluded that the accounting principles as set forth in EITF 00-27, regarding BCF, had not been properly applied in current and prior periods to its convertible debentures issued in a March 2001 loan agreement for which the Company had previously determined BCF of $1,100. The initial determination of the BCF in 2001 at the respective issue dates of such debt was correct. However, adjustments to the conversion price and the number of conversion shares were made under the debentures’ anti-dilution provisions. The various anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company’s previous public filings. However, the principles under EITF 00-27 also require a redetermination of the BCF at each date an anti-dilution event occurred. This redetermination was not completed in prior reporting periods. Additionally, the accumulation of unpaid interest costs which are required by the debt terms to be added to principal and which are payable at maturity on these same convertible debentures has been deemed to be interest paid in kind (“PIK”); such interest also contains a conversion feature, and payment of such interest in the form of PIK interest is non-discretionary requiring the determination of BCF in the PIK interest. This determination was not made by the Company in its prior reportings.

     The Company’s management then concluded that a restatement was required and brought these matters for consideration before the Audit Committee and the full Board of Directors of the Company. Having considered the circumstances underlying the accounting errors and their effects upon the Company’s prior filings, and having discussed the matter with the Company’s management, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company’s management to amend certain previously filed public reports to reflect deemed interest expense from such BCF. The refilings were completed on October 26, 2004.

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

Note 3 – Summary of Significant Accounting Policies

Net loss per share

     Basic earnings per share is computed based on the weighted average number of Acceris common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company has a net loss for the three and nine month periods ended September 30, 2003 and 2004, basic and diluted loss per share are the same.

     Potential common shares that were not included in the computation of diluted earnings per share because they would have been anti-dilutive are as follows:

	September 30, 2004	September 30, 2003
Assumed conversion of Series N preferred stock	24,760	24,760
Assumed conversion of convertible debt	2,657,886	6,587,550
Assumed exercise of options and warrants to purchase shares of common stock	2,353,550	436,650

	5,036,196	7,048,960

Investments

     Dividends and realized gains and losses on securities are included in other income in the condensed consolidated statements of operations.

     The Company holds an investment in convertible preferred stock of AccessLine Communications Corporation (“AccessLine”). The convertible preferred stock is accounted for under the cost method, as the preferred securities are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over this entity. As of September 30, 2004 and December 31, 2003, the carrying value of the preferred stock was $1,100. The Company monitors this investment for impairment annually by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair value of the security is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information. See Note 6 for further discussion of the Company’s investment in AccessLine convertible preferred stock.

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

     The Company depends on certain large telecommunications carriers to provide network services for significant portions of the Company’s telecommunications traffic. If these carriers were unwilling or unable to provide such services in the future, the Company’s ability to provide services to its customers may be adversely affected and the Company might not be able to obtain similar services from alternative carriers on a timely basis or on terms favorable to the Company.

Concentrations of credit risk

     The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in the United States. The Company’s customers are generally concentrated in the areas of highest population in the United States, more specifically California, Florida, New York, Texas and Illinois. No single customer accounted for over 10% of revenues in the three and nine month periods ending September 30, 2004 or 2003. The Company monitors credit worthiness of its larger carrier and retail business customers.

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

Stock-based compensation

     At September 30, 2004, the Company had several stock-based compensation plans, which are described more fully in Note 18 to the audited consolidated financial statements contained in our most recently filed Form 10-K/A#1. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB 25”). Stock-based employee compensation cost is not reflected in net loss, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, see below for a tabular presentation of the pro forma stock-based compensation cost, net loss and loss per share as if the fair value-based method of expense recognition and measurement prescribed by SFAS 123 had been applied to all employee options. Options granted to non-employees (excluding non-employee members of the Company’s Board of Directors), consultants and marketing agents are recognized and measured using the fair value-based method prescribed by SFAS 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net loss as reported	$(6,867)	$(4,594)	$(16,291)	$(25,193)
Deduct:
Employee stock-based compensation cost determined under the fair value-based method for all awards, net of $0 tax	(116)	(18)	(454)	(54)

Pro forma net loss	$(6,983)	$(4,612)	$(16,745)	$(25,247)

Net loss per share, basic and diluted:
As reported	$(0.36)	$(0.79)	$(0.84)	$(4.32)
Pro forma	$(0.36)	$(0.79)	$(0.87)	$(4.33)

Note 4 – Liquidity and Capital Resources.

     The Company has incurred substantial operating losses and negative cash flows from operations since inception. At September 30, 2004 the Company had a stockholders’ deficit of $58,190 ($42,953 – December 31, 2003), negative working capital of $22,092 ($26,576 – December 31, 2003), amounts due to its controlling shareholder of $45,946 ($28,717 – December 31, 2003) and $7,265 ($12,127 – December 31, 2003) are owing under its revolving credit facility (included in working capital). There are no additional borrowings available under the revolving credit facility at September 30, 2004.

     The related party debt is owed to the Company’s controlling shareholder, Counsel Corporation (collectively with all its subsidiaries “Counsel”) and is due at December 31, 2005, subject to certain contingent acceleration clauses linked to the raising of capital. The Company has a funding commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements (the “Keep Well”) through June 30, 2005. During the first nine months of 2004, Counsel advanced the Company $11,702 under the Keep Well, and converted $3,084 of accrued interest into principal. In October 2004, Counsel agreed to subordinate all of its debt in the Company in favor of both the existing third party revolving credit facility and the newly issued third party convertible term note (discussed below). Under the subordination agreements, Counsel further agreed to guarantee the Company’s revolving credit facility and convertible term note and to pledge all of its shares owned in the Company as security for the related debts.

     The revolving credit facility is provided by an asset based lender. The asset based lender is secured by a first lien on all of the assets of Acceris. Borrowings under the facility are based on various advance rates of the accounts receivable base subject to certain reductions and covenants. Amounts available under the asset based facility are subject to change based upon the level of receivables and other related factors, such as the aging of accounts, customer concentrations, etc. The facility matures on June 30, 2005. The Company is looking to extend the term of the facility beyond its current maturity date, or to replace the facility prior to maturity.

     In August 2004, the Company implemented a resizing of the organization targeted at reducing its operating costs. The cost cutting reflects the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years. As a result of the resizing, the Company’s work force was reduced by approximately 20 percent. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. Management has recorded approximately $400 in expenses related to the August 2004 restructuring, of which $326 was paid in the third quarter of 2004, recorded in selling, general and administration expense and anticipates that it will record expenses, in the fourth quarter, of $1,000 to $1,500 related to anticipated exit of facilities and the removal of assets from production.

     In October 2004, the Company entered into a Securities Purchase Agreement (the “Agreement”) for the sale by the Company of a Convertible Term Note (the “Note”) in the principal amount of $5,000 due October 14, 2007. The Note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall Street Journal plus 3% (but not less than 7% per annum) decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the Common Stock issuable upon conversion of the Note. Should the Company default under the agreement and fail to remedy the default on a timely basis, interest under the note will increase by 2% per month and the note may become immediately due inclusive of a 20% premium to the then outstanding principal. Interest is payable monthly in arrears, commencing November 1, 2004. Principal is payable at the rate of approximately $147 per month commencing January 1, 2005, in cash or registered common stock. Payment amounts will be converted into stock if (i) the average closing price for five trading days immediately preceding the repayment date is at least 100% of the Fixed Conversion Price, (ii) the amount of the conversion does not exceed 25% of the aggregate dollar trading volume for the 22-day trading period immediately preceding the repayment date, (iii) a registration statement is effective covering the issued shares and (iv) no Event of Default exists and is continuing. In the event the monthly payment must be paid in cash, then the Company shall pay 102% of the amount due in cash. The Company has the right to prepay the Note, in whole or in part, at any time by giving seven business days written notice and paying 120% of the outstanding principal amount of the Note. The holder may convert the Note, in whole or in part, into shares of Common Stock at any time upon one business day’s prior written notice. The Note is convertible into shares of the Company’s common stock at an initial fixed conversion price of $0.88 per share of common stock (105% of the average closing price for the 30 trading days prior to the issuance of the Note) not to exceed, however, 4.99% of the outstanding shares of common stock, of the Company (including issuable shares from the exercise of the warrants, payments of interest, or any other shares owned).

     The Company does not expect to generate net cash flow from operating activities in the remainder of 2004. In the first nine months of 2004, the Company has been funded primarily by increases in related party debt and with the proceeds from the sale of its shares of Buyers United Inc. (“BUI”). The October financing noted above is expected to fund the Company throughout the remainder of 2004. Should additional funds be required by the Company to operate the business such funds will be derived from proceeds from additional third party fund raises which may take the form of debt, equity or a hybrid instrument, or from the proceeds on the sale of assets or from advances under the Keep Well.

     Management intends to raise additional funds from third parties to support the operating needs of the business beyond 2004. Use of funds from such arrangements may include such uses as funding operations, improving working capital, repaying obligations of the business and funding future merger and acquisition activities. There can be no assurance that the Company’s capital raising efforts will be successful or can occur on favorable terms to existing security or debt holders.

     There continues to be no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, extend, repay or refinance its debt with Counsel, its asset based lender or the holder of the October 2004 Note on favorable terms, or obtain an extension of the existing funding commitment from Counsel or its asset based lender beyond their respective maturity dates. This circumstance raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

Note 5 – Composition of Certain Financial Statements Captions

     Furniture, fixtures, equipment and software consisted of the following:

	September 30, 2004	December 31, 2003
Telecommunications network equipment	$14,520	$14,196
Furniture, fixtures and office equipment	4,313	4,059
Building /leasehold improvements	268	305
Software and information systems	2,107	1,986

	21,208	20,546
Less accumulated depreciation and amortization	(15,923)	(12,063)

Total furniture, fixtures, equipment and software	$5,285	$8,483

     Included in telecommunications network equipment was $9,752 and $9,739 in assets acquired under capital leases at September 30, 2004 and December 31, 2003, respectively. Accumulated amortization on these leased assets was $8,164 and $6,382 at September 30, 2004 and December 31, 2003, respectively.

     Intangible assets consisted of the following:

	September 30, 2004
	Amortization		Accumulated
	period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	$(961)	$1,045
Agent relationships	36 months	2,116	(944)	1,172
Agent contracts	12 months	242	(242)	—
Patents	60 months	100	(15)	85

		4,464	(2,162)	2,302
Goodwill		1,120	—	1,120

Total intangible assets and goodwill		$5,584	$(2,162)	$3,422

	December 31, 2003
	Amortization		Accumulated
	period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	$(510)	$1,496
Agent relationships	36 months	2,116	(415)	1,701
Agent contracts	12 months	242	(242)	—
Patents	60 months	100	—	100

		4,464	(1,167)	3,297
Goodwill		1,120	—	1,120

Total intangible assets and goodwill		$5,584	$(1,167)	$4,417

     Amortization expense for the three months ended September 30, 2004 and 2003 was $298 and $583, respectively. Amortization expense for the nine months ended September 30, 2004 and 2003 was $995 and $980, respectively.

     Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2004	2003
Accounts payable	$11,368	$3,370
Telecommunications and related accruals	2,729	9,840
Regulatory fees	7,899	6,790
Other	6,655	9,113

	$28,651	$29,113

Note 6 – Investments

     Prior to June 21, 2004, the Company held an investment in the common stock of BUI, which investment was acquired as consideration received related to the sale of the operations of ILC. At the time of the sale of the ILC business, the purchase price consideration paid by BUI was in the form of convertible preferred stock, with additional shares of preferred stock received subsequently based on contingent earn out provisions in the purchase agreement. In addition, common stock dividends were earned on the preferred stock holding. On March 16, 2004, the Company converted its preferred stock into 1,500,000 shares of BUI common stock, and sold 750,000 shares at $2.30 per share in a private placement transaction. This sale resulted in a gain of approximately $565, which is included in interest and other income in the three months ended March 31, 2004 and was based on specific identification of the securities sold and their related cost basis. Through several open market transactions during the three months ended June 30, 2004, the Company sold the remaining 808,546 of these shares, resulting in a gain of approximately $811. These gains are included in other income in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2004.

     The Company’s investments as of September 30, 2004 consist of convertible preferred stock in AccessLine. This stock was received as consideration for a licensing agreement in the second quarter of 2003 and was reflected in technology licensing and development revenues for that quarter, at its carrying value of $1,100.

Note 7 – Network Service Offering

     The Company, through its Telecommunications segment (see Note 16 for further discussion of the Company’s segments), began to sell a network service offering in November 2002. The Company ceased selling this network service offering in July 2003. Revenues for the Company’s network service offering are accounted for using the unencumbered cash receipt method. The Company determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing. Under its agreements with the LECs, cash collections remitted to the Company are subject to adjustment, generally over several months. Accordingly, the Company recognizes revenue when the actual cash collections to be retained by the Company are finalized and unencumbered. There was no further billing of customers for the network service offering subsequent to the program’s termination. During the three and nine months ended September 30, 2004, the Company recognized $161 and $6,714, respectively, as non-recurring revenue from prior-year sales of this service offering as prior period cash collections were finalized.

     At March 31, 2004, the Company had not paid the service provider approximately $519 which was previously reserved pursuant to services provided in July 2003, which were expensed as a telecommunications cost in the third quarter of 2003. During the second quarter of 2004, a settlement was reached with the service provider whereby the Company paid approximately $300 to the service provider, rendering all parties free and clear of all future obligations under the program. The discharge of the remaining $219 obligation is included as an offset to telecommunications expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004.

Note 8 – Discharge of Obligation

     In the first quarter of 2004, the Company was discharged of an obligation totaling $767 owed to a consortium of owners of a certain telecommunications asset, to which the Company previously held an indefeasible right of usage. The discharge of the obligation is included in interest and other income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004.

     In the third quarter of 2004, the Company entered into a settlement agreement with the estate of WorldxChange Communications, Inc. ("Estate"), which resulted in the offset of a receivable of the Company with an obligation of the Company to the Estate. The effect was an increase of $204 in other income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004.

Note 9 – Patent Residual Option

     In the fourth quarter of 2003, Acceris acquired Patent No. 6,243,373 from a third party. Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and or enforcement actions from the combined Acceris VoIP Patents (i.e. Patent No. 6,243,373 and 6,438,124). Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs. At the time of closing, Acceris was granted the right to decrease the residual payable from 35% to 30% on or before June 30, 2004 for an additional payment of $614 and, based upon exercising the right to decrease the residual from 35% to 30%, Acceris would have the additional right to decrease its residual payable from 30% to 15% for an additional $5,000. In the second quarter, Acceris was granted an extension through July 31, 2004 of its right to decrease the residual from 35% to 30% for no additional consideration by the arms length party. Acceris has subsequently been granted additional extensions of its right to decrease its residual from 35% to 30% through November 30, 2004 for no additional consideration. The additional right to decrease the residual from 30% to 15%, which is preconditioned on the decrease of residual from 35% to 30% remains in full force and effect.

Note 10 – Discontinued Operations

      On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to BUI. The sale included the physical assets required to operate Acceris’ nationwide network using its patented VoIP technology (constituting the core business of ILC) and a non-exclusive license in perpetuity to use Acceris’ proprietary software platform. The sale closed on May 1, 2003 and provided for a post closing cash settlement between the parties. The sale price consisted of 300,000 shares of Series B convertible preferred stock (8% dividend) of BUI, subject to adjustment in certain circumstances, of which 75,000 shares were subject to an earn-out provision (contingent consideration). The fair value of the 225,000 shares (non-contingent consideration) of BUI convertible preferred stock was determined to be $1,350 as of December 31, 2002. The earn-out took place on a monthly basis over a fourteen-month period, which began January 2003. The Company recognized the value of the earn-out shares as additional sales proceeds when earned. During the year ended December 31, 2003, 64,286 shares of the contingent consideration with a fair value of $566 were earned and included as a component of gain (loss) from discontinued operations. As of December 31, 2003, the combined fair value of the 225,000 original shares and the 64,286 shares earned from the contingent consideration was determined to be $1,916. See Note 6 for a discussion of the disposition of these shares in the nine months ended September 30, 2004.

     In the first quarter of 2004, the Company recorded a gain from discontinued operations of $104. This gain was due to the receipt in January 2004 of the remaining 10,714 shares of common stock as contingent consideration, which is recorded as additional gain from discontinued operations. Upon closing of the sale, BUI assumed all operational losses subsequent to December 2002. Accordingly, the gains of $213 and $307 for the three and nine months ended September 30, 2003, respectively, include the increase in the sales price for the losses incurred after December 6, 2002.

Note 11 – Income Taxes

     The Company recognized no income tax benefit from the losses generated in the nine months ended September 30, 2004 and 2003 because of the uncertainty surrounding the realization of the related deferred tax asset. Pursuant to Section 382 of the Internal Revenue Code, annual usage of the Company’s net operating loss carryforwards is limited to approximately $6,700 per annum until 2008 and thereafter $1,700 per annum as a result of previous cumulative changes of ownership resulting in a change of control of the Company. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years. Restrictions in net operating loss carry forwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions likely have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel. There is no certainty that the application of these rules may not reoccur resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. Any such additional limitations could require the Company to pay income taxes in the future and record an income tax expense to the extent of such liability.

Note 12 – Related Party Transactions

     During the nine months ended September 30, 2004, Counsel, Acceris’ controlling shareholder, advanced $11,702 and converted $3,084 of interest payable to principal. All loans from Counsel mature on December 31, 2005 and accrue interest at rates ranging from 9% to 10%, with interest compounding quarterly and some of the loans are subject to an accelerated maturity in certain circumstances. At September 30, 2004, no events resulting in accelerated maturity had occurred. The Keep Well from Counsel expires on June 30, 2005 and provides a commitment to fund through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company.

     The Chief Executive Officer (“CEO”) of Acceris is an employee of Counsel. As CEO of Acceris, he is entitled to an annual salary of $275 and a discretionary bonus of up to 100% of the base salary. Such compensation is expensed and paid by Acceris.

     Counsel provided additional management services through Acceris’ President, Chief Financial Officer, Corporate Secretary, and from time to time corporate finance staff who are also employees of Counsel. No contractual arrangement exists for these services so the contribution of these individuals are considered as a conferred benefit by the controlling shareholder resulting in the recording of an expense of $198 for the nine months ended September 30, 2004. This expense is included in selling, general and administrative expenses and results in an increase in paid-in capital.

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

     At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act, provided their shares were not voted in favor of the amendment. In January 2004, appraisal notices in compliance with Florida corporate statutes were sent to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, being $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of our common stock. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on a individual basis, in order to establish a fair value. Because Acceris did not agree with the estimates submitted by most of the dissenting shareholders, Acceris has sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, Acceris filed suit against the dissenting shareholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

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

     Participants in the Agent Warrant Program will be granted warrants upon commencement, the vesting of which is based on maintaining certain revenue levels for a period of 24 months. The grants are classified into tiers based on commissionable revenue levels, the vesting period of which begins upon the achievement of certain commissionable revenue levels during the eighteen month period beginning February 1, 2004. Vesting of the warrants within each tier occurs 50% after 12 months and 100% after 24 months, dependent on the agent maintaining the associated commissionable revenue levels for the entire period of vesting.

     As of September 30, 2004, 600,000 warrants have been issued under the Agent Warrant Program, none of which have met the requirements to begin vesting. The warrants issued under the plan are accounted for under the provisions of the FASB’s Emerging Issue Task Force’s (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Accordingly, the Company will recognize an expense associated with these warrants over the vesting period based on the then current fair market value of the warrants calculated at each reporting period. At such time as the vesting for any warrants begins, the expense will be included in selling, general and administrative expense. As the vesting period has not commenced for any of the warrants issued prior to September 30, 2004, no expense has been recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2004.

Note 15 – Subsequent Event

     In October 2004, the Company entered into an agreement for the sale by the Company of a Convertible Term Note in the principal amount of $5,000 due October 14, 2007. The Note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall Street Journal plus 3% (but not less than 7% per annum) decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the Common Stock issuable upon conversion of the Note. Should the Company default under the agreement and fail to remedy the default on a timely basis, interest under the note will increase by 2% per month and the note may become immediately due inclusive of a 20% premium to the then outstanding principal. Interest is payable monthly in arrears, commencing November 1, 2004. Principal is payable at the rate of approximately $147 per month commencing January 1, 2005, in cash or registered common stock. Payment amounts will be converted into stock if (i) the average closing price for five trading days immediately preceding the repayment date is at least 100% of the Fixed Conversion Price, (ii) the amount of the conversion does not exceed 25% of the aggregate dollar trading volume for the 22-day trading period immediately preceding the repayment date, (iii) a registration statement is effective covering the issued shares and (iv) no Event of Default exists and is continuing. In the event the monthly payment must be paid in cash, then the Company shall pay 102% of the amount due in cash. The Company has the right to prepay the Note, in whole or in part, at any time by giving seven business days written notice and paying 120% of the outstanding principal amount of the Note. The holder may convert the Note, in whole or in part, into shares of Common Stock at any time upon one business day’s prior written notice. The Note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.88 per share of common stock (105% of the average closing price for the 30 trading days prior to the issuance of the Note) not to exceed, however, 4.99% of the outstanding shares of common stock, of the Company (including issuable shares from the exercise of the warrants, payments of interest, or any other shares owned).

      Pursuant to a Master Security Agreement, the Company granted a blanket lien on all its property and that of certain of its subsidiaries to secure repayment of the obligation and, pursuant to a Stock Pledge Agreement, Counsel Communications, LLC and Counsel Corporation (US) pledged the shares of the Company held by it as further security. In addition, Acceris Communications Technologies, Inc., Acceris Communications Corp., Counsel Corporation and Counsel Communications LLC and Counsel Corporation (US) jointly and severally guaranteed the obligations to the Lender. The Company paid a closing fee of 3.9% of the aggregate principal amount of the Note or $195 and reimbursed the Purchaser for its expenses in connection with the transaction in the aggregate amount of $31. So long as 25% of principal amount of the Note is outstanding, the Company agreed that it will not pay dividends on its Common Stock, among other things.

      In addition, the Company issued its Common Stock Purchase Warrant (the “Warrant”) to the Purchaser, entitling the Purchaser to purchase up to one million shares of common stock, subject to adjustment. The Warrant entitles the Purchaser to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the Exercise Price. The Exercise Price shall equal $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares, or 125%, 135% and 150% of the average closing price for ten trading days immediately prior to the date of the Warrant, respectively. The Company agreed, pursuant to a Registration Rights Agreement, to file, within 30 days, a registration statement under the Securities Act of 1933, as amended, to register the shares issuable upon conversion of the Note as well as those issuable pursuant to the Warrant.

     The Company is in the process of assessing the appropriate accounting for this multi-element financial instrument.

Note 16 – Segment Reporting

     In the first quarter of 2004, the Company changed the structure of its internal organization and the method upon which it evaluates its performance. Previously, the Company had three segments consisting of Enterprise, Retail and Technologies, which primarily distinguished themselves by the product offerings available. In the first quarter of 2004, management began to evaluate the Company as two divisions consisting of Telecommunications and Technologies. The Company uses the information available by division to evaluate management and Company performance and to make decisions regarding the allocation of Company assets. Telecommunications includes the operations of the assets and liabilities purchased from WorldxChange in June 2001 and the Agent and Enterprise businesses of RSL.Com Inc. (“RSL”), which were acquired in December 2002. This segment offers a dial around telecommunications product, a 1+ product and a local dial tone bundled offering through MLM, commercial agents and telemarketing channels. This segment also offers voice and data solutions to business customers through an in-house sales force. The Technologies segment offers a fully developed network convergence solution for voice and data and licenses its technology to third party users. Prior period amounts have been restated to conform to this presentation.

     There are no material inter-segment revenues. The Company’s business is conducted principally in the U.S.; foreign operations are not significant. The table below presents information about the segments of the Company as of and for the three and nine months ended September 30, 2004.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Revenues from external customers:
Telecommunications	$27,390	$35,002	$88,532	$101,364
Technologies	—	1,049	540	2,099

Total revenues from external customers for reportable segments	$27,390	$36,051	$89,072	$103,463

Segment income (loss):
Telecommunications	$(3,745)	$(2,319)	$(8,536)	$(17,034)
Technologies	(336)	767	(744)	1,169

Total segment income (loss) for reportable segments	(4,081)	(1,552)	(9,280)	(15,865)
Unallocated amounts in consolidated net loss:
Amortization of discount on notes payable	—	(170)	(104)	(502)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Gain on discharge of obligation	204	—	971	—
Gain on sale of investment in common stock	—	—	1,376	—
Corporate interest expense	(2,509)	(2,466)	(8,282)	(6,781)
Other corporate expenses, net	(481)	(619)	(1,076)	(2,352)

Consolidated net loss from continuing operations	$(6,867)	$(4,807)	$(16,395)	$(25,500)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the related notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-K/A#1 for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”). All numbers are in thousands of dollars except for share, per share data and customer counts.

Forward Looking Information

     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended that are based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words “may,” "will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

     Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors, which are more fully discussed in our Annual Report on Form 10-K/A # 1 for the year ended December 31, 2003, include, without limitation:

1)	Our ability to:

•	finance and manage growth;

•	execute on the strategy and the business plans of management;

•	maintain our relationship with telecommunications carriers;

•	provide ongoing competitive services and pricing;

•	retain and attract key personnel;

•	operate effective network facilities;

•	maintain favorable relationships with local exchange carriers (“LECs”), long-distance providers and other vendors, including our ability to meet our usage commitments;

•	attract new subscribers while minimizing subscriber attrition;

•	continue to grow the distribution for our Telecommunications segment through multi level marketing (“MLM”), residential and commercial agents, and with our direct sales force;

•	continue to offer competitive local dial tone, long distance and data products and to expand the geographic reach of our local dial tone offering;

•	efficiently integrate completed acquisitions;

•	address legal proceedings in an effective manner;

•	maintain, operate and upgrade our information systems network;

•	maintain and operate our networks in a cost effective manner;

•	extend our related party debt beyond its December 31, 2005 maturity date or replace such debt on acceptable terms;

•	obtain Counsel’s continued commitment and ability to fund through June 30, 2005, the cash requirements of the business;

•	complete third party debt or equity financing;

•	extend our asset based lending facility beyond its June 30, 2005 maturity or replace the facility on acceptable terms;

•	maintain compliance with existing and evolving federal and state governmental regulation of telecommunications providers;

•	respond to regulatory changes on a timely and cost effective basis;

     2) Adoption of new, or changes in, accounting principles; and

     3) Other risks referenced from time to time in our filings with the SEC and the Federal Communications Commission.

Restatement

     The consolidated financial statements of the Company have been restated in each reporting period from the fourth quarter of 2002 through to the first quarter of 2004 to record additional deemed interest for beneficial conversion features (“BCF”) embedded in certain of the Company’s indebtedness as required by Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”). The restated numbers are included in the year to date results as presented in the accompanying consolidated financial statements and comparative figures.

     On September 20, 2004, management of the Company concluded that the accounting principles as set forth in EITF 00-27, regarding BCF, had not been properly applied in current and prior periods to its convertible debentures issued in a March 2001 loan agreement for which the Company had previously determined BCF of $1,100. The initial determination of the BCF in 2001 at the respective issue dates of such debt was correct. However, adjustments to the conversion price and the number of conversion shares were made under the debentures’ anti-dilution provisions. The various anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company’s previous public filings. However, the principles under EITF 00-27 also require a redetermination of the BCF at each date an anti-dilution event occurred. This redetermination was not completed in prior reporting periods. Additionally, the accumulation of unpaid interest costs which are required by the debt terms to be added to principal and which are payable at maturity on these same convertible debentures has been deemed to be interest paid in kind (“PIK”); such interest also contains a conversion feature, and payment of such interest in the form of PIK interest is non-discretionary requiring the determination of BCF in the PIK interest. This determination was not made by the Company in its prior reportings.

     The Company’s management then concluded that a restatement was required and brought these matters for consideration before the Audit Committee and the full Board of Directors of the Company. Having considered the circumstances underlying the accounting errors and their effects upon the Company’s prior filings, and having discussed the matter with the Company’s management, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company’s management to amend certain previously filed public reports to reflect deemed interest expense from such BCF. The refilings were completed on October 26, 2004.

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

Overview and Recent Developments

     We are a broad-based communications company, servicing residential, small and medium-sized businesses and corporate accounts in the United States. We provide a range of products from local dial tone, domestic and international long-distance voice services to fully managed, integrated data and enhanced services. We are a US facilities-based carrier with points of presence in 30 major US cities. Our voice network features 11 voice switches and nationwide Feature Group D (“FGD”) access. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Finally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad.

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

     In August 2004, the Company implemented a resizing of the organization targeted at reducing its operating costs. The cost cutting reflects the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years. As a result of the resizing, the Company’s work force was reduced by approximately 20 percent. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. Management expects to record, in the fourth quarter, expenses of $1,000 to $1,500 related to future closure of facilities and the removal of assets from production.

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

     Our development and transition is articulated below:

     Telecommunications:

     WorldxChange was a facilities-based telecommunications carrier providing international and domestic long-distance service to retail customers. The business we acquired out of the WorldxChange bankruptcy in June 2001 consisted primarily of a dial-around product that allowed a customer to make a call from any phone by dialing a 10-10-XXX prefix. Since the acquisition, we have commenced offering a 1+ product (1+ products are those with which a customer directly dials a long-distance number from their telephone by dialing 1-area code-phone number) and have also begun to offer local communications products to our residential and small business customers. The local dial tone service is being provided under the terms of the Unbundled Network Element Platform (“UNE-P”) authorized by the Telecommunications Act of 1996 and was available in New York and New Jersey in the first quarter of 2004, and has since expanded to Pennsylvania, Massachusetts and Florida. Historically, WorldxChange marketed its services through consumer mass marketing techniques, including direct mail and direct response television and radio. In 2002, we revamped our channel strategy by de-emphasizing the direct mail channel and devoting our efforts to pursuing more profitable methods of attracting and retaining customers. We now use commercial agents as well as a network of independent commission agents recruited through an MLM program to attract and retain new customers. In 2004 we launched the Acceris Communications Inc. Platinum Agent Program which awards warrants to certain of our agents based on performance criteria as a means to attract and incentivize existing and new independent agents. In December 2002, we completed the purchase of certain assets of RSL from a bankruptcy proceeding. The purchase included the assets used by RSL to provide long-distance voice and data services, including frame relay, to their commercial customers and the assets used to provide long-distance and other voice services to small businesses and the consumer/residential market, which they referred to as their Agent business.

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

     Our voice network features 11 voice switches and nationwide Feature Group D (“FGD”) access, which enables low cost call origination. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Finally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad.

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

Business Strategy

     Our business strategy is to build a large, profitable base of residential, small and medium sized business and enterprise accounts that purchase bundled telecom services. As part of our strategy, we have consolidated our high quality communications networks and restructured our operations in order to leverage our infrastructure across branded sales channels.

     To achieve our goals, through both organic and acquisition growth we plan to:

     Penetrate our distribution channels: Our distribution channels, which we have built over the last three years, continue to grow and mature. Our recently launched Platinum Agent Program rewards agents for substantial and persistent production. Under this program, selected agents who meet specified performance objectives are eligible to receive stock purchase warrants. The equity incentives offered under this program are expected to increase both the number of commercial agents and the revenue contribution per commercial agent. The program also helps to ensure that the objectives of our agents and the Company are aligned.

     Expand our product portfolio: We have recently expanded our product set to include local dial tone in order to extend the average life and monthly average revenues of current and future customers. We are currently delivering local dial tone services to customers via the UNE-P. In addition, we intend to roll-out VoIP and related services to our residential, SME and enterprise customers beginning in the later part of 2004 and continuing into 2005. Products will include an IP origination service with enhanced features such as one number capability, find me/follow me, and on the fly conferencing, and VoIP offerings for the small office- home office, small and medium business market and enterprise segments that offer robust voice and data communications features such as call management, personal agent functionality and collaboration services. We intend to utilize our technologies, applications and engineered solutions expertise to continue to grow in the VoIP arena.

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

Government Regulation

Telecommunications industry

     The telecommunications industry is subject to government regulation at federal, state and local levels. Any change in current government regulation regarding telecommunications pricing, system access, consumer protection or other relevant legislation could have a material impact on our results of operations. Most of our current operations are subject to regulation by the Federal Communications Commission (“FCC”) under the Communications Act of 1934. In addition, certain of our operations are subject to regulation by state public utility or public service commissions. Changes in, or changes in interpretation of, legislation affecting us could damage our operations and lower the price of our common stock.

     The 1996 Act, among other things, allows the Regional Bell Operating Companies (“RBOC”) and others to enter the long-distance business. Entry of the RBOCs or other entities, such as electric utilities and cable television companies, into the long-distance business may have a negative impact on our business or our customers. We anticipate that some of these entrants will prove to be strong competitors because they are better capitalized, already have substantial customer bases, and enjoy cost advantages relating to local telecom lines and access charges. In addition, the 1996 Act provides that state proceedings may in certain instances determine access charges we are required to pay to the local exchange carriers. If these proceedings occur, rates could increase which could lead to a loss of customers and weaker operating results.

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

Overview of Ongoing Policy Issues

     Local Service. Through the 1996 Act, Congress sought to establish a competitive and deregulated national policy framework for advanced telecommunications and information technologies. To date, local exchange competition has not progressed to a point where significant regulatory intervention is no longer required. Regulators believed that a “hands-off” policy would drive local exchange service into an adequately competitive market, but there continues to be a strong need for policy issue clarification and construction. Some policy changes have been addressed through the court system, not the regulatory system. For instance, the FCC has attempted several times to develop a list of Unbundled Network Elements (“UNEs “) which are portions of the ILEC networks and services that must be sold separately to competitors. On several occasions, the courts have rejected the FCC’s approach to defining UNEs. The FCC’s most recent attempt to develop rules, the Triennial Review Order, was vacated by the U.S. Circuit Court of Appeals in Washington D.C. on March 4, 2004. The Court’s ruling went into effect on June 16, 2004. In response, several competitive carriers filed appeals with the U.S. Supreme Court, to seek a stay and review of the U.S. Circuit Court’s ruling. Those requests for appeal have been denied.

     On August 20, 2004, the FCC issued interim UNE rules to replace those vacated by the DC Circuit Court as well as a Notice of Proposed Rulemaking (“NPRM”) seeking comments on new UNE rules. The Interim Rules provide for a twelve-month transition plan consisting of two phases. First, on an interim basis, ILECs are required to continue providing access to switching, enterprise market loops, and dedicated transport under the same rates, terms and conditions that applied under their interconnection agreements as of June 15, 2004. These rates, terms, and conditions shall remain in place until the earlier of (1) the effective date of final unbundling rules, or (2) March 14, 2005. If there are no permanent rules by then, under phase two ILECs will only be required to lease UNE-P switching at the higher of (1) the rate charged on June 15, 2004 plus one dollar, or (2) the rate a state public utility commission sets before March 14, 2005, plus one dollar. Second, in the absence of FCC rules on enterprise loops or transport, an ILEC will only be required to lease them at the higher of (1) 115% of the rate paid on June 15, 2004, or (2) 115% of the rate set by the state public utilities commission. This transition period applies to existing customers / facilities and does not permit CLECs to add new customers at these rates.

     On August 23, 2004, a group of ILECs appealed the Interim Rules to the D.C. Circuit Court claiming that the FCC had impermissibly granted itself a stay of the effect of the D.C. Circuit Court’s earlier decision. In response, the Court issued an Order on October 6, 2004 holding its proceedings in abeyance until January 4, 2005. This court action ensures that the Interim Rules will remain in place until at least January 4, 2005.

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

     Broadband Deployment. Broadband refers to any platform capable of providing high bandwidth-intensive content and advanced telecommunications capability. The FCC’s stated goal for broadband services is to establish regulatory policies that promote competition, innovation and investment in broadband services and facilities. Broadband technologies encompass evolving high-speed digital technologies that offer integrated access to voice, high-speed data, video-on-demand or interactive delivery services. The FCC is seeking to 1) encourage the ubiquitous availability of broadband access to the Internet, 2) promote competition across different platforms for broadband services, 3) ensure that broadband services exist in a minimal regulatory environment that promotes investment and innovation and 4) develop an analytical framework that is consistent, to the extent possible, across multiple platforms. The FCC has opened several inquiries to determine how to promote the availability of advanced telecommunications capability with the goal of removing barriers to deployment, encouraging competition and promoting broadband infrastructure investment. For instance, the FCC is considering the appropriate regulatory requirements for ILEC provision of domestic broadband telecommunications services. The FCC’s concern is whether the application of traditional common carrier regulations to ILEC-provided broadband telecommunications services is appropriate. On October 14, 2004, the FCC adopted an Order concluding that fiber-to-the-curb (“FTTC”) loops shall be treated in the same manner as fiber-to-the-home (“FTTH”) loops. Accordingly, ILECs will not be required to offer FTTC to competitors as UNEs. The FCC defined FTTC as “a local loop consisting of fiber optic cable connecting to a copper distribution plant that is not more than 500 feet from the customer’s premises or, in the case of predominantly residential multiple dwelling units (“MDUs”), not more than 500 feet from the MDU’s.” The FCC also clarified that ILECs are not required to build TDM capabilities into new packetized transmission facilities or add them to facilities where they never existed. Under other existing regulations, ILECs are treated as dominant carriers absent a specific finding to the contrary for a particular market and, as dominant carriers, shall still be subject to numerous regulations, such as tariff filing and pricing requirements.

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

     The critical accounting estimates used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K/A#1 for the year ended December 31, 2003. To aid in the understanding of our financial reporting, a summary of significant accounting policies are described in Note 3 of Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Liquidity and Capital Resources

     The Company has incurred substantial operating losses and negative cash flows from operations since inception. At September 30, 2004 the Company had a stockholders’ deficit of $58,190 ($42,953 – December 31, 2003), negative working capital of $22,092 ($26,576 – December 31, 2003), amounts due to its controlling shareholder of $45,946 ($28,717 – December 31, 2003) and $7,265 ($12,127 – December 31, 2003) owing under its revolving credit facility (included in working capital). There are no additional borrowings available under the revolving credit facility at September 30, 2004.

     The related party debt is owed to the Company’s controlling shareholder, Counsel Corporation (collectively with all its subsidiaries “Counsel”) and is due at December 31, 2005, subject to certain contingent acceleration clauses linked to the raising of capital. The Company has a funding commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements (the “Keep Well”) through June 30, 2005. During the first nine months of 2004, Counsel advanced the Company $11,702 under the Keep Well, and converted $3,084 of accrued interest into principal. In October 2004, Counsel agreed to subordinate all of its debt in the Company in favor of both the third party revolving credit facility and the newly issued third party convertible term note (discussed below). Under the subordination agreements, Counsel further agreed to guarantee the Company’s revolving credit facility and convertible term note and to pledge all of its shares owned in the Company as security for the related debts.

     The revolving credit facility is provided by an asset based lender. The asset based lender is secured by a first lien on all of the assets of Acceris. Borrowings under the facility are based on various advance rates of the accounts receivable base subject to certain reductions and covenants. Amounts available under the asset based facility are subject to change based upon the level of receivables and other related factors, such as the aging of accounts, customer concentrations, etc. Borrowings under this facility are classified as a current liability due to the demand nature of the borrowings. The facility matures on June 30, 2005. The Company is looking to extend the term of the facility beyond its current maturity date, or to replace the facility prior to maturity.

     In August 2004, the Company implemented a resizing of the organization targeted at reducing its operating costs. The cost cutting reflects the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years. As a result of the resizing, the Company’s work force was reduced by approximately 20 percent. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. Management has recorded approximately $400 in expenses related to the August 2004 restructuring, of which $326 was paid in the third quarter of 2004, recorded in selling, general and administration expense and anticipates that it will incur expenses, in the fourth quarter, of $1,000 to $1,500 related to anticipated exit of facilities and the removal of assets from production.

     In October 2004, the Company entered into a Securities Purchase Agreement (the “Agreement”) for the sale by the Company of a Convertible Term Note (the “Note”) in the principal amount of $5,000 due October 14, 2007. The Note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall Street Journal plus 3% (but not less than 7% per annum) decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the Common Stock issuable upon conversion of the Note. Should the Company default under the agreement and fail to remedy the default on a timely basis, interest under the note will increase by 2% per month and the note may become immediately due inclusive of a 20% premium to the then outstanding principal. Interest is payable monthly in arrears, commencing November 1, 2004. Principal is payable at the rate of approximately $147 per month commencing January 1, 2005, in cash or registered common stock. Payment amounts will be converted into stock if (i) the average closing price for five trading days immediately preceding the repayment date is at least 100% of the Fixed Conversion Price, (ii) the amount of the conversion does not exceed 25% of the aggregate dollar trading volume for the 22-day trading period immediately preceding the repayment date, (iii) a registration statement is effective covering the issued shares and (iv) no Event of Default exists and is continuing. In the event the monthly payment must be paid in cash, then the Company shall pay 102% of the amount due in cash. The Company has the right to prepay the Note, in whole or in part, at any time by giving seven business days written notice and paying 120% of the outstanding principal amount of the Note. The holder may convert the Note, in whole or in part, into shares of Common Stock at any time upon one business day’s prior written notice. The Note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.88 per share of common stock (105% of the average closing price for the 30 trading days prior to the issuance of the Note) not to exceed, however, 4.99% of the outstanding shares of common stock, of the Company (including issuable shares from the exercise of the warrants, payments of interest, or any other shares owned.

     The Company does not expect to generate net cash flow from operating activities in the remainder of 2004. In the first nine months of 2004, the Company has been funded primarily by increases in related party debt and with the proceeds from the sale of its shares of Buyers United Inc. (‘BUI”). The October financing noted above is expected to fund the Company throughout the remainder of 2004. Should additional funds be required by the Company to operate the business such funds will be derived from proceeds from additional third party fund raises which may take the form of debt, equity or a hybrid instrument, or from the proceeds on the sale of assets or from advances under the Keep Well.

     Management intends to raise additional funds from third parties to support the operating needs of the business beyond 2004. Use of funds from such arrangements may include such uses as funding operations, improving working capital, repaying obligations of the business and funding future merger and acquisition activities. There can be no assurance that the Company’s capital raising efforts will be successful or can occur on favorable terms to existing security or debt holders.

     There continues to be no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, extend, repay or refinance its debt with Counsel, its asset based lender or the holder of the October 2004 Note on favorable terms, or obtain an extension of the existing funding commitment from Counsel or its asset based lender beyond their respective maturity dates. This circumstance raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

Cash Position

     Cash and cash equivalents as of September 30, 2004 were $1,348 compared to $2,033 at December 31, 2003.

Cash flows from operating activities

     Our working capital deficit decreased to $22,092 as of September 30, 2004, from $26,576 as of December 31, 2003. The decrease in our working capital deficit is primarily related to the decrease in our revolving credit facility of $4,862 due to payments made to our asset based lender during the first nine months of the year, and the decrease in our unearned revenue of $4,708 since December 31, 2003 due principally to the recognition of revenue as cash receipts associated with our non-recurring network service offering became unencumbered. This was partially offset by a decrease in our accounts receivable of $3,658 during the first nine months of 2004.

     Cash used by operating activities during the nine months ended September 30, 2004 was $7,222 as compared to $2,295 during the same period in 2003. The net increase in cash used in 2004 was primarily due to a $13,711 change in unearned revenue offset by a $8,902 decrease in net loss to $16,291 for the first nine months of 2004 from a net loss of $25,193 for the same period in 2003.

Cash flows from investing activities

     Net cash provided by investing activities during the nine months ended September 30, 2004 was $2,911 as compared to net cash used of $1,327 for the same period in 2003. In the first nine months of 2004, net cash provided by investing activities relates to $3,581 in proceeds received from the sale of common stock in BUI received as consideration for the sale of the ILC operations in May 2003, offset by the purchase of equipment in the amount of $670.

Cash flows from financing activities

     Financing activities provided net cash of $3,626 during the nine months ended September 30, 2004 as compared to $3,678 for the same period in 2003. The decrease from 2003 to 2004 is due primarily to repayment of $4,862 on our revolving credit facility during the first nine months of 2004, as opposed to receipt of $4,832 during the same period in 2003, repayment of a note payable of $1,104 in the second quarter of 2004 as final settlement of the acquisition of certain assets of RSL, scheduled lease and note payable payments of $2,104, offset by the receipt of $11,702 in funding from Counsel in the first three quarters of 2004, compared to receiving $650 from Counsel during the same period in 2003.

Supplemental Statistical and Financial Data

     The following data is provided for additional information about our operations. It should be read in conjunction with the quarterly segment analysis provided herein. All amounts below are unaudited.

	2003				2004
(In millions of dollars, except where indicated)	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Gross revenues—product mix
Domestic long distance	$7.8	$7.8	$7.4	$7.5	$6.4	$5.6	$5.4
International long distance	12.8	14.4	15.3	15.1	13.0	11.3	10.5
Local dial tone	—	—	—	—	0.1	1.0	2.7
MRC/USF (1)	2.3	2.4	2.8	3.0	3.0	2.7	2.3
Dedicated voice	0.4	0.3	0.4	0.4	0.3	0.3	0.4
Direct sales revenues	7.1	6.8	5.9	5.9	5.4	5.1	5.8
Other	—	0.1	0.2	—	0.1	0.2	0.2

Total telecommunications revenue	$30.4	$31.8	$32.0	$31.9	$28.3	$26.2	$27.3
Network service offering	—	4.1	3.1	0.4	6.4	0.2	0.1
Technology licensing and development	—	1.1	1.0	0.1	0.5	0.1	—

Total revenues	$30.4	$37.0	$36.1	$32.4	$35.2	$26.5	$27.4

Telecommunications revenue by customer type:
Dial-around	$14.8	$13.3	$13.7	$13.3	$10.3	$9.0	$7.2
1 +	8.5	11.6	12.2	12.7	12.4	11.0	11.4
Local dial tone	—	—	—	—	0.1	1.0	2.7
Direct sales	7.1	6.8	5.9	5.9	5.4	5.0	5.8
Other	—	0.1	0.2	—	0.1	0.2	0.2

Total telecommunications revenues	$30.4	$31.8	$32.0	$31.9	$28.3	$26.2	$27.3

Gross revenue — product mix(%):
Domestic long distance	25.6%	24.6%	23.1%	23.5%	22.6%	21.4%	19.9%
International long distance	42.1%	45.3%	47.8%	47.3%	45.9%	43.1%	38.4%
Local dial tone	—	—	—	—	0.4%	3.8%	9.8%
MRC/USF (1)	7.6%	7.5%	8.8%	9.4%	10.6%	10.3%	8.5%
Dedicated voice	1.3%	0.9%	1.3%	1.3%	1.0%	1.1%	1.3%
Direct sales revenues	23.4%	21.4%	18.4%	18.5%	19.1%	19.5%	21.4%
Other	—	0.3%	0.6%	0.0%	0.4%	0.8%	0.8%

Total telecommunications revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross revenues—product mix (minutes)
Domestic long-distance (5)	135,236,248	140,798,912	134,198,098	121,880,023	129,293,178	134,649,835	176,065,320
International long-distance	83,191,655	93,896,850	98,873,877	98,978,290	91,288,985	83,923,345	79,458,519
Dedicated voice	9,571,155	7,772,277	9,364,583	8,653,038	9,653,915	9,374,236	14,751,696

Active Retail Subscribers (in number of people):
Dial-around (2)
Beginning of Period	199,375	228,330	215,187	206,937	192,678	164,331	138,857
Adds	112,223	85,246	100,624	63,349	46,518	40,094	37,582
Churn	(83,268)	(98,389)	(108,874)	(77,608)	(74,865)	(65,568)	(51,237)

End of Period	228,330	215,187	206,937	192,678	164,331	138,857	125,202

Local dial tone
Beginning of Period	—	—	—	—	—	2,895	14,359
Adds	—	—	—	—	3,112	13,493	12,772
Churn	—	—	—	—	(217)	(2,029)	(3,512)

End of Period	—	—	—	—	2,895	14,359	23,619

1 + (3)
Beginning of Period	72,008	136,896	174,486	168,242	161,570	165,847	172,162
Adds	109,646	81,040	43,964	25,356	25,344	27,093	23,574
Chum	(44,758)	(43,450)	(50,208)	(32,028)	(21,067)	(20,778)	(31,795)

End of Period	136,896	174,486	168,242	161,570	165,847	172,162	163,941

Total subscribers (End of Period)	365,226	389,673	375,179	354,248	333,073	325,378	312,762

Direct Sales (6)
Active Customer Base	276	254	236	227	256	252	238
Total top 10 billing	$1,243	$1,163	$1,094	$1,050	$926	$1,034	$1,230

Avg monthly revenue per user (active subscriptions) in absolute dollars: (4)
Dial-around	$21.61	$20.60	$22.07	$23.01	$20.89	$21.61	$19.15
Local dial tone	$—	$—	$—	$—	$11.51	$28.53	$37.62
1 +	$20.70	$22.16	$24.17	$26.20	$24.92	$21.30	$23.15

1 MRC/USF represents “Monthly Recurring Charges” and “Universal Service Fund” fees charged to the customers.

2 “Dial- around” refers to a product which allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.

3 “ 1 +” refers to a product which allows a retail customer to directly make a long- distance call from their own phone by dialing “ 1” plus the destination number.

4 Average monthly revenues per user (“ARPU”) is calculated as the revenues of the quarter divided by the number of users at the end divided by 3 to get monthly amount.

5 Includes Local Product Line Bulk/Package Rate Domestic Minutes

6 Represents Number of Parent Customers with Revenues greater than $0 in each calendar month

Management Discussion of Operations

     The following table displays the Company’s unaudited consolidated quarterly results of operations for the eight quarters ended September 30, 2004.

	2002	2003				2004
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Revenues:
Telecommunications [1]	$21,622	$30,367	$31,853	$31,923	$31,994	$28,360	$26,229	$27,229
Network service offering	—	—	4,142	3,079	408	6,363	190	161
Technologies	47	—	1,050	1,049	64	450	90	—

Total	21,669	30,367	37,045	36,051	32,466	35,173	26,509	27,390
Operating costs and expenses:
Telecommunication network expense [2]	12,235	19,543	19,154	19,266	18,936	16,635	15,680	15,349
Network service offering [2]	1,995	6,205	2,165	807	(70)	—	(203)	—
Selling, general, administrative and other	9,779	14,225	14,617	13,981	14,441	14,762	14,074	13,992
Provision for doubtful accounts	2,274	1,175	1,131	1,466	1,666	1,227	1,740	941
Research and development	234	—	—	—	—	—	106	119
Depreciation and amortization	1,245	1,826	1,758	1,993	1,548	1,704	1,653	1,520

Total operating costs and expenses	27,762	42,974	38,825	37,513	36,521	34,328	33,050	31,921

Operating income (loss)	(6,093)	(12,607)	(1,780)	(1,462)	(4,055)	845	(6,541)	(4,531)
Other income (expense):
Interest expense	(2,184)	(2,915)	(3,394)	(3,398)	(3,562)	(3,534)	(2,487)	(2,562)
Interest and other income	224	2	1	53	1,160	1,377	812	226

Total other income (expense)	(1,960)	(2,913)	(3,393)	(3,345)	(2,402)	(2,157)	(1,675)	(2,336)

Loss from continuing operations	(8,053)	(15,520)	(5,173)	(4,807)	(6,457)	(1,312)	(8,216)	(6,867)
Gain (loss) from discontinued operations, net of $0 tax	(3,365)	(277)	371	213	222	104	—	—

Net loss	$(11,418)	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(1,208)	$(8,216)	$(6,867)

     1 Excluding network service offering shown separately

     2 Exclusive of depreciation shown separately

Three-Month Period Ended September 30, 2004 Compared to Three-Month Period Ended September 30, 2003

     In order to more fully understand the comparison of the results of continuing operations for the three months ended September 30, 2004 as compared to the same period in 2003, it is important to note the following significant changes in our operations that occurred:

•	In November 2002, we began to sell a network service offering obtained from a new supplier. The sale of that product ceased in late July 2003. Revenue from this offering is recognized using the unencumbered cash method. In the third quarter of 2004, $161 was recognized in revenue compared to $3,079 in the same quarter of 2003. Expenses associated with this offering were recorded when incurred. In the third quarter of 2004 the Company recorded a cost of $nil in telecommunications network costs compared to incurring a cost of $807 during the same period in 2003. The cessation of this product offering did not qualify as discontinued operations under generally accepted accounting principles.

•	In January 2004, the Company commenced offering local dial tone services via the UNE-P. The Company now offers these services in five states and the Company had approximately 24,000 local customers at the end of September 2004.

•	In August 2004, the Company implemented a resizing of the organization targeted at reducing its operating costs. The cost cutting reflects the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years. As a result of the resizing, the Company’s work force was reduced by approximately 20 percent. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. Management has recorded approximately $400 in expenses related to the August 2004 restructuring, of which $326 was paid in the third quarter of 2004, recorded in selling, general and administration expense and anticipates that it will record expenses in the fourth quarter of $1,000 to $1,500 related to anticipated exit of facilities and the removal of assets from production.

Revenues

     Telecommunications services revenue decreased $4,694 to $27,229 in the third quarter of 2004 as compared to $31,923 during the same period in 2003 (excluding revenues from our network service offering of $161 and $3,079, respectively). The primary reasons for the decrease related to:

•	Our 10-10-XXX customer base is 125,000 at September 30, 2004 representing a 39.5% decline from September 2003. The customer attrition is a result of our decision to not directly market 10-10-XXX services since 2002. We have also seen the dial around monthly average revenue per user (“ARPU”) decline from $22.07 to $19.15, in the same period. We attribute this to increased cellular penetration and deregulation in various countries which have lower rates per month in those markets and due to greater competition from 1+ and local bundled offerings.

•	The 1+ customer base is 164,000, representing a 2.5% decline in subscribers from September 2003. ARPU declined 4.2% from $24.17 to $23.15 in the same period. Management attributes the decline in customer base to our decision to lead our sales offering with a local bundle versus a 1+ offering. ARPU has declined primarily due to continued price compression in the long distance business, and as a result of the continued migration of people to greater cellular usage.

•	Our enterprise customer base was 238 (2003-236) customers at the end of September 2004. Our top ten customers account for 19.5% of all direct sales billings. Included in the third quarter of 2004 is $1,400 of direct sales revenue from one customer who has subsequently moved to another carrier.

•	Our local bundled customers increased to 24,000 as at September 30, 2004, while ARPU was $37.62. The Company commenced offering a local bundle in five states (NY, NJ, FL, PA, and MA) during 2004 under the UNE-P platform. Local bundled customers are expected to have a longer life and higher ARPU than the Company’s existing 10-10-XXX and 1+ customers.

•	See supplemental, statistical and financial data disclosed herein.

     Technology licensing and related services revenue was $nil in the third quarter of 2004 as compared to $1,049 in the third quarter of 2003. The revenue in 2003 relates to two contracts. The first contract was with Accessline and was entered into in the first quarter of 2003 for which acceptance was obtained in the second quarter. The contract involved both technology licensing and provision of services. We recognized $449 in revenue from this contract in the third quarter of 2003. The second contract was entered into with a Japanese company in the third quarter of 2003 when delivery, acceptance and payment were all completed resulting in the recognition of $600 during the third quarter of 2003.

Operating costs and expenses

     Telecommunications network expense was $15,349 in the three months ended September 30, 2004 as compared to $19,266 during the same period in 2003 (excluding costs associated with our network service offering of $nil and $807, respectively).

     Telecommunications services margins (telecommunications services revenues less telecommunications network expenses) continue to fluctuate significantly from period to period, and are expected to continue to fluctuate significantly for the foreseeable future. Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

•	Differences in attributes associated with the various long-distance programs in place at the Company. The effectiveness of each offering can change margins significantly from period to period. Some factors that affect the effectiveness of any program include the ongoing deregulation of phone services in various countries where customer traffic terminates, actions and reactions by competitors to market pricing, the trend toward bundled service offerings and the increasing level of wireline to cellular connections. In addition, changes in customer traffic patterns also increase and decrease our margins.

•	Our frame relay network and voice network. Each network has a significant fixed cost element and a minor variable per minute cost of traffic carried element; significant fluctuations in the number of minutes carried from month to month can significantly affect the margin percentage from period to period. Management has reduced the fixed network monthly costs by approximately $84 per month by September 2004.

•	Changes in contribution rates to the USF and other regulatory changes associated with the fund. Such changes include increases and decreases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that USF contributions collected from customers can no longer exceed contributions.

     Our selling, general, administrative and other (“S,G&A”) expense was $13,992 in the three months ended September 30, 2004 as compared to $13,981 during the same period of 2003. The significant changes in S,G&A expense are as follows:

•	Compensation expense decreased from approximately $5,700 in the three months ended September 30, 2003 to approximately $5,500 in the three months ended September 30, 2004.

•	Residual third party commissions decreased from approximately $3,800 in the three months ended September 30, 2003 to approximately $2,300 in the three months ended September 30, 2004. The decrease was a direct result of lower revenues in 2004.

•	Telemarketing costs increased from approximately $100 in the three months ended September 30, 2003 to approximately $600 in the three months ended September 30, 2004. The Company incurred higher telemarketing costs relating to our entry into the local dial tone business throughout 2004.

•	Billings and collections expenses decreased from approximately $2,400 in the three months ended September 30, 2003 to approximately $1,600 in the three months ended September 30, 2004, due to a reduction of revenue.

•	Marketing and advertising expenses increased from approximately $200 in the three months ended September 30, 2003 to approximately $300 in the three months ended September 30, 2004.

•	Accounting and tax expenses increased from approximately $300 in the three months ended September 30, 2003 to approximately $600 in the three months ended September 30, 2004, primarily related to costs related to completing a restatement of accounts.

•	Legal and regulatory expenses increased from approximately $200 in the three months ended September 30, 2003 to approximately $1,100 in the three months ended September 30, 2004. In 2004, management have incurred additional legal costs relating to the legal proceedings relating to various litigation matters including the direct and derivative actions, and its patent enforcement strategy.

•	Facilities expenses remained consistent at $1,300 in the three months ended September 30, 2003 and September 30, 2004, respectively.

•	Restructuring costs related to the August 2004 restructuring, of approximately $400, of which $326 was paid in the three months ended September 30, 2004, compared to none in 2003. The cost cutting reflects the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years. As a result of the resizing, the Company’s work force was reduced by approximately 20 percent. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. Management expects, in the fourth quarter, expenses of $1,000 to $1,500 related to the anticipated exit of facilities and the removal of assets from production.

•	Included in three months ended September 30, 2003 are Integration expenses of approximately $200 compared to none in 2004 relating to the 2002 acquisition of the certain assets of the estate of RSL.

     The provision for doubtful accounts was $941 in the three months ended September 30, 2004 as compared to $1,466 for the same period of 2003. The provision for doubtful accounts as a percent of revenue, excluding revenue from our network service offering, was approximately 3.5% for the three months ended September 30, 2004, versus approximately 4.6% for the three months ended September 30, 2003. Management has been taking steps to bring the bad debt provision more into line with the Company’s historical averages by tightening the credit granting process.

     The Company’s research and development program incurred costs of $119 in the third quarter of 2004. This program is expected to allow the Company to provide enhanced telecommunication services to its customer base in the near term. The Company did not carry out any research and development work in 2003.

     Depreciation and amortization was $1,520 in the three months ended September 30, 2004 compared to $1,993 during the same period of 2003.

Other income (expense)

     Interest expense totaled $2,562 in the third quarter of 2004, of which $1,855 is pursuant to related party debt, compared to the third quarter of 2003, when $3,066 of the interest expense of $3,398 was pursuant to related party debt. Included in the interest expense for the third quarter of 2004 is BCF of $688, compared to $1,393 for the same period in 2003. Third party interest is lower in the third quarter of 2004 compared to the same period in 2003, due to lower average outstanding balance on the asset based facility partially offset by an increase in interest expense on regulatory amounts owing.

     Interest and other income was $226 for the third quarter of 2004 compared to $53 during the third quarter of 2003. During the third quarter of 2004, $204 of other income relates to the estate of WorldxChange’s agreement to offset an unrecorded receivable of the Company against a legal obligation to the estate relating to the 2001 acquisition of the WorldxChange business from bankruptcy,

Discontinued Operations

     In the third quarter of 2004, there was no gain or loss from discontinued operations recorded, compared to the $213 gain reported in the third quarter of 2003 related to the sale of the ILC business.

Segment Profitability

     For the quarter ended September 30, 2004, our Telecommunications segment realized an operating segment loss of $3,745, while our Technologies segment recorded an operating segment loss of $336. We anticipate that through revenue growth and continued control of expenses, both segments will report operating income in future quarters. The measures of operating segment loss discussed above exclude $2,786 of net expenses that are not allocated to a specific segment. These consist primarily of selling, general and administrative costs, as well as $2,509 of interest expense, net of an $204 gain on discharege of obligation.

     Nine-Month Period Ended September 30, 2004 Compared to Nine-Month Period Ended September 30, 2003

     In order to more fully understand the comparison of the results of continuing operations for the nine months ended September 30, 2004 as compared to the same period in 2003, it is important to note the following significant changes in our operations that occurred:

•	In July 2003, we completed the acquisition of Transpoint. The operations of Transpoint have been included in the statement of operations for the nine months ended September 30, 2004. However, there were no such operations in the same period of 2003.

•	In November 2002, we began to sell a network service offering obtained from a new supplier. The sale of that product ceased in late July 2003. Revenue from this offering is recognized using the unencumbered cash method. In the first nine months of 2004, $6,714 was recognized in revenue compared to $7,221 in the same period of 2003. Expenses associated with this offering were recorded when incurred. In the first nine month of 2004 the Company recorded a recovery of $203 in telecommunications network costs compared to incurring a cost of $9,177 during the same period in 2003. The cessation of this product offering does not qualify as discontinued operations under generally accepted accounting principles.

•	In January 2004, the Company commenced offering local dial tone services via the UNE-P. By September 30, 2004 services were being offered in five states and the Company had approximately local 24,000 local customers.

•	In August 2004, the Company implemented a resizing of the organization targeted at reducing its operating costs. The cost cutting reflects the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years. As a result of the resizing, the Company’s work force was reduced by approximately 20 percent. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. Management has recorded approximately $400 in expenses related to the August 2004 restructuring, of which $326 was paid in the third quarter of 2004, recorded in selling, general and administration expense and anticipates that it will record expenses, in the fourth quarter, of $1,000 to $1,500 related to anticipated exit of facilities and the removal of assets from production.

Revenues

     Telecommunications services revenue decreased $12,325 to $81,818 in the nine month period ended September 30, 2004 as compared to $94,143 in the same period during 2003 (excluding revenues from our network service offering). The primary reasons for the decrease related to:

•	Our 10-10-XXX customer base is 125,000 at September 30, 2004 representing a 39.5% decline from September 2003. The customer attrition is a result of our decision to not directly market 10-10-XXX services since 2002. We have also seen the dial around monthly ARPU decline from $22.07 to $19.15, in the same period. We attribute this to increased cellular penetration and deregulation in various countries which have lower rates per month in those markets and due to greater competition from 1+ and local bundled offerings.

•	The 1+ customer base is 164,000, representing a 2.5% decline in subscribers from September 2003. ARPU declined 4.2% from $24.17 to $23.15 in the same period. Management attributes the decline in customer base to our decision to lead our sales offering with a local bundle versus a 1+ offering. ARPU has declined primarily due to continued price compression in the long distance business, and as a result of the continued migration of people to greater cellular usage.

•	Our enterprise customer base was 238 customers at the end of September 2004. Our top ten customers account for 19.5% of all direct sales billings. Included in the nine months ended September 30, 2004 is $2,800 of direct sales revenue from one customer who has subsequently moved to another carrier.

Our local bundled customers increased to 24,000 as at September 30, 2004, while ARPU was $37.62. The Company commenced offering a local bundle in five states (NY, NJ, FL, PA, and MA) during 2004 under the UNE-P platform. Local bundled customers are expected to have a longer life and higher ARPU than the Company’s existing 10-10-XXX and 1+ customers.

•	See supplemental, statistical and financial data disclosed herein.

Technology licensing and related services revenue was $540 in the first nine months of 2004 as compared to $2,099 in the same period of 2003. In the first nine months of 2003, the Company recorded revenue from two contracts: the AccessLine contract and a contract with a Japanese company. The revenue in 2004 relates to a contract that was entered into with a Japanese company in the third quarter of 2003. Under the terms of the contract, we earned $540 based on the receipt of funds related to the delivery of product in 2003. The Company has no continuing obligation related to this contract. Technology licensing revenues are project-based and, as such, these revenues will vary from period to period based on timing and size of technology licensing projects and payments.

Operating costs and expenses

     Telecommunications network expense was $47,664 in the nine months ended September 30, 2004 as compared to $57,964 during the same period in 2003 (excluding costs associated with our network service offering of ($203) and $9,177, respectively).

     Telecommunications services margins (telecommunications services revenues less telecommunications network expenses) continue to fluctuate significantly from period to period, and are expected to continue to fluctuate significantly for the foreseeable future. Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

•	Differences in attributes associated with the various long-distance programs in place at the Company. The effectiveness of each offering can change margins significantly from period to period. Some factors that affect the effectiveness of any program include the ongoing deregulation of phone services in various countries where customer traffic terminates, actions and reactions by competitors to market pricing, the trend toward bundled service offerings and the increasing level of wireline to cellular connections. In addition, changes in customer traffic patterns also increase and decrease our margins.

•	Our frame relay network and voice network. Each network has a significant fixed cost element and a minor variable per minute cost of traffic carried element; significant fluctuations in the number of minutes carried from month to month can significantly affect the margin percentage from period to period. Management has reduced the fixed network monthly costs by approximately $84 per month by September 2004.

•	Changes in contribution rates to the USF and other regulatory changes associated with the fund. Such changes include increases and decreases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that USF contributions collected from customers can no longer exceed contributions.

     Our selling, general, administrative and other expense was $42,828 in the nine months ended September 30, 2004 as compared to $42,822 during the same period of 2003. The significant changes in S,G&A expense are as follows:

•	Compensation expense decreased from approximately $20,800 in the nine months ended September 30, 2003 to approximately $19,100 in the nine months ended September 30, 2004.

•	Residual third party commissions decreased from approximately $8,700 in the nine months ended September 30, 2003 to approximately $6,700 in the nine months ended September 30, 2004. The decrease was a direct result of lower revenues in 2004.

•	Telemarketing costs increased from approximately $500 in the nine months ended September 30, 2003 to approximately $1,600 in the nine months ended September 30, 2004. The Company incurred higher telemarketing costs relating to our entry into the local dial tone business throughout 2004.

•	Billings and collections expenses decreased from approximately $5,600 in the nine months ended September 30, 2003 to approximately $5,000 in the nine months ended September 30, 2004, relating to reduction in revenue in the respective periods.

•	Marketing and advertising expenses increased from approximately $600 in the nine months ended September 30, 2003 to approximately $900 in the nine months ended September 30, 2004.

•	Accounting and tax expenses increased from approximately $1,000 in the nine months ended September 30, 2003 to approximately $1,500 in the nine months ended September 30, 2004.

•	Legal and regulatory expenses increased from approximately $600 in the nine months ended September 30, 2003 to approximately $2,700 in the nine months ended September 30, 2004. In 2004, management have incurred additional legal costs relating to the legal proceedings relating to various litigation matters including the direct and derivative actions, and its patent enforcement strategy.

•	Facilities expenses increased from approximately $3,500 in the nine months ended September 30, 2003 to approximately $3,900 in the nine months ended September 30, 2004. The increase in facilities expense is due to the opening of the New Jersey office in early 2004.

•	Restructuring costs related to the August 2004 restructuring of approximately $400, of which $326 was paid in the nine months ended September 30, 2004, compared to none in 2003. The cost cutting reflects the continued efficiencies created by the ongoing integration of the Company’s operations, related to its four acquisitions over the last three years. As a result of the resizing, the Company’s work force was reduced by approximately 20 percent. The reduction affected staff in the San Diego, Pittsburgh and Somerset facilities. Management expects, in the fourth quarter, expenses of $1,000 to $1,500 related to the anticipated exit of facilities and the removal of assets from production.

•	Included in nine months ended September 30, 2003 are integration expenses of approximately $700 compared to none in 2004, relating to the 2002 acquisition of the certain assets of the estate of RSL.

     The provision for doubtful accounts was $3,908 in the nine months ended September 30, 2004 as compared to $3,772 for the same period of 2003. The provision for doubtful accounts as a percent of revenue, excluding revenue from our network service offering, was approximately 4.8% for the nine months ended September 30, 2004, versus approximately 4.0% for the nine months ended September 30, 2003. Management is taking steps to bring the bad debt provision more into line with the Company’s historical averages by tightening the credit granting process.

     The Company commenced a research and development program incurring costs of $225 in the first nine months of 2004. This program is expected to allow the Company to provide enhanced telecommunication services to its customer base in the near term. The Company did not carry out any research and development work in 2003.

     Depreciation and amortization was $4,877 in the nine months ended September 30, 2004 compared to $5,577 during the same period of 2003.

Other income (expense)

     Interest expense totaled $8,583 in the nine months ended September 30, 2004, of which $6,384 is pursuant to related party debt, compared to the same period in 2003, when $8,632 of the interest expense of $9,707 was pursuant to related party debt. Included in the interest expense for the nine months ended September 30, 2004 is BCF of $3,240, compared to $2,589 for the same period in 2003. Third party interest is lower in the first nine months of 2004 compared to the same period in 2003, due to lower average outstanding balance on the asset based facility partially offset by an increase in interest expense on regulatory amounts owing.

     Interest and other income increased $2,359 to $2,415 for the nine months ended September 30, 2004 from $56 during the same period of 2003. The increase is primarily due to a gain of $767 related to the discharge of certain obligations associated with our former participation with a consortium of owners in an indefeasible right of usage, a gain of $1,376 from our sale of shares of BUI common stock in the first six months of 2004 and $204 gain in third quarter 2004 on the estate ofWorldxChange’s agreement to offset an unrecorded receivable of the Company against a legal obligation to the estate relating to the 2001 acquisition of the WorldxChange business from bankruptcy.

Discontinued Operations

     In the first nine months of 2004, we recorded a gain from discontinued operations of $104 related to the sale of our ILC operations to BUI entered into in December 2002. The sale closed on May 1, 2003. Contingent shares (10,714) of BUI stock were earned during the three months ended March 31, 2004, with a value of $104. In the first nine months of 2003, we recorded a gain from discontinued operations of $307 related to the sale of the ILC business.

Segment Profitability

     For the nine months ended September 30, 2004, our Telecommunications segment realized an operating segment loss of $8,536, while our Technologies segment recorded an operating segment loss of $744. We anticipate that through revenue growth and continued control of expenses, both segments will report operating income in future quarters. The measures of operating segment income and loss discussed above exclude $7,115 of net income and expenses that are not allocated to a specific segment. These consist primarily of selling, general and administrative costs, as well as $8,282 of interest expense, net of a $1,376 gain on the sale of our holdings in BUI common stock and a gain of $971 recognized on the discharge of an obligation.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Our cash equivalents are invested with high quality issuers and we limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has variable interest rates based on the prime rate of interest. Assuming the debt amount on our asset backed facility at September 30, 2004 were constant during the next twelve-month period, the impact of a one percent increase in the prime interest rate would be an increase in interest expense of approximately $73 for the next twelve-month period. However, because the debt instrument is subject to an interest rate floor of 6.0%, a one percent decrease in the prime interest rate would have no impact on interest expense during the next twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

     We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

     In their evaluation of the Company’s disclosure controls and procedures in connection with the previous Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the Certifying Officers concluded that the disclosure controls and procedures were not effective. The Certifying Officers reached this conclusion having reviewed the requirements of Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”) and having determined that the accounting for Beneficial Conversion Features (“BCF”) on convertible debt and preferred stock instruments of the Company had not been properly applied in current and prior years to its convertible debentures issued in March 2001 (the “Erroneous Treatment”). The Certifying Officers further concluded that the matter constituted a material weakness in all affected prior periods.

     After discussions among the Company’s management, BDO Seidman LLP, the Company’s auditors, and the Company’s prior auditors, PricewaterhouseCoopers, LLP (“PwC”), the Company’s management concluded that a correction of the prior accounting on this matter was required. The Company’s management brought the matter for consideration before the Audit Committee and the full Board of Directors of the Company. In turn, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company’s management to amend certain previously filed public reports. Additionally, management and the Audit Committee considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the Erroneous Treatment would not recur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. In its review, the Audit Committee noted that the Erroneous Treatment (i) related principally to periods that preceded changes the Company has already made to consolidate and upgrade its accounting staff and function, and (ii) that the errors did not result from the failure of the Company’s disclosure controls and procedures to make known to the appropriate officials and auditors the facts concerning the Company’s convertible debentures or the occurrence of the anti-dilution events. As a result, management and the Audit Committee determined that education and professional development of accounting staff on the application of EITF 00-27 would be sufficient to prevent a recurrence of the matter in the future and that no additional changes to the Company’s disclosure controls and procedures were needed to the address the Erroneous Treatment. The Erroneous Treatment was confirmed on September 20, 2004; the Company addressed the matter by refiling all affected public reports in October 2004, thereby concluding the matter.

     Further, there were no changes in the Company’s internal control over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Subject to the qualification that we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of our common stock. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish a fair value. Because Acceris did not agree with the estimates submitted by most of the dissenting shareholders, Acceris has sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, Acceris filed suit against the dissenting shareholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

     The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     During the three and nine months ending September 30, 2004, approximately 101,500 and 243,600 options, respectively, were issued to employees under the 2003 Employee Stock Option and Appreciation Rights Plan. These options are issued with exercise prices that equal or exceed fair value on the date of the grant and vest over a 4-year period subject to the grantee’s continued employment with the Company. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933.

     Additionally, during the three months and nine months ended September 30, 2004, approximately nil and 600,000 warrants, respectively, have been issued to a limited number of participants under the Acceris Communications Inc. Platinum Agent Program at an exercise price of $3.50 per share. See Note 13 to the condensed consolidated financial statements included in Part I herein for a description of the vesting provisions of these warrants. The Company relied on an exemption from registration under Regulation D under the Securities Act of 1933.

The Company acquired 25,000 shares of Acceris common stock in the three and nine months ended September 30, 2004, pursuant to a particular non-cash settlement of a claim. The Company has retired these common shares.

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

Acceris Communications Inc. (Registrant)

	By:	/s/ Allan C. Silber

Date: November 11, 2004		Allan C. Silber Chief Executive Officer and Director

	By:	/s/ Gary M. Clifford

Gary M. Clifford Chief Financial Officer and Vice President of Finance