Form 10-K/A
period 2002-12-31
ACCERIS COMMUNICATIONS INC
filed 2005-01-05
CIK 849145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A#4

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

Explanatory Note

Acceris Communications, Inc. is filing this Amendment No. 4 to the Annual Report on Form 10-K for the period ended December 31, 2002 (the “Form 10-K”), as previously amended by the Amended Annual Report on Form 10-K/A#3 (Amendment No. 3). This Amendment No. 4 is being filed to amend Part IV, Item 14, “Controls and Procedures.” All other statements and provisions in the Form 10-K Amendment No. 3 have not been updated and remain unchanged.

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

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Awards($)	Securities Underlying Options/ SARs(#)	LTIP Payouts($)	All Other Compensation($)
Allan Silber(1)	2002	—	—	—	—	—	—	—
	2001	—	—	—	—	—	—	—
	2000	—	—	—	—	—	—	—

Helen Seltzer(2)	2002	267,360	309,375	—	—	—	—	—
	2001	—	—	—	—	—	—	—
	2000	—	—	—	—	—	—	—

Ralph Brandifino(5)	2002	226,050	63,025	—	—	—	—	—
Chief Financial Officer,	2001	95,897	15,250	—	—	—	—	—
WorldxChange Corp.	2000	—	—	—	—	—	—	—

Kenneth L. Hilton(6)	2002	183,333	—	—	—	—	—	—
Chief Executive	2001	—	—	—	—	—	—	—
Officer, WorldxChange	2000	—	—	—	—	—	—	—
Corp.

Barbara Jamaleddin	2002	205,500	67,750	—	—	—	—	—
Senior Vice President of	2001	115,256	18,092	—	—	—	—	—
Network Operations,	2000	—	—	—	—	—	—	—
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

PART IV

Item 14.  Controls and Procedures

As of the end of the period covered by this report on Form 10-K, , the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company's disclosure controls and procedures, as of the end of the period covered by this Annual Report. As defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On March 13, 2003, the Certifying Officers conducted an evaluation of the Company's internal controls and disclosure controls and procedures and concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this Annual Report, were not effective. An explanation of the deficiencies and remedies is set forth below. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Annual Report on Form 10-K.

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

There were no changes in the Company's “internal control over financial reporting,” as that term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, identified in connection with the above-described evaluations that occurred during the fourth fiscal quarter of the period addressed by this Annual Report, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

On July 13, 2003, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the Company carried out a subsequent evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

On September 20, 2004, management of the Company concluded that the requirements of Emerging Issues Task Force Issue No. 00-27 (“EITF 00-27”), regarding the accounting for Beneficial Conversion Features (“BCF”) present on convertible debt and preferred stock instruments had not been properly applied in current and prior years to its convertible debentures issued in March 2001. While the initial accounting for the BCF at the time of the issuance of the debentures was correct, the Company failed to remeasure the BCF as required by EITF 00-27 when at subsequent dates the number of shares and effective conversion prices changes as the result of the debentures' anti-dilution provisions. These anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company's previous public filings. However, under EITF 00-27 the BCF should have been remeasured at the date of each anti-dilution event. Additionally, the debentures called for the addition of accruing interest to the debentures, as a result of which such accruing interest is deemed to have been paid in kind (“PIK”) and the Company failed, as required by EITF 00-27, to measure the BCF upon the deemed issuance of the PIK convertible debentures.

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

I-LINK INCORPORATED
(Registrant)

Dated: December 30, 2004	By:	/s/ Allan Silber
Allan Silber, Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Director	December 30, 2004
Allan C. Silber	and Chief Executive Officer

/s/ Gary M. Clifford	Chief Financial Officer and VP of	December 30, 2004
Gary M. Clifford	Finance

/s/ Henry Y. L. Toh	Director	December 30, 2004
Henry Y.L. Toh

/s/ Hal B. Heaton	Director	December 30, 2004
Hal B. Heaton

/s/ Samuel L. Shimer	Director	December 30, 2004
Samuel L. Shimer

/s/ Kelly Murumets	Director	December 30, 2004
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

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