Form 10-Q/A
period 2003-09-30
ACCERIS COMMUNICATIONS INC
filed 2005-01-05
CIK 849145

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

Explanatory Note

        Acceris Communications, Inc. is filing this Amendment No. 2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Form 10-Q"), as previously amended by the Amended Quarterly Report on Form 10-Q/A (Amendment No. 1). This Amendment No. 2 is being filed to amend Part I, Item 4, "Controls and Procedures." All other statements and provisions in the Form 10-Q Amendment No. 1 have not been updated and remain unchanged.

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

Acceris Technologies' selling, general, administrative and other expense was $930 in the first nine months of 2003 as compared to $636 in the same period of 2002.  The increase is directly related to our addition of employees to this division in 2003, principally a president and an independent sales agent.

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

Item 4- Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (the "Certifying Officers"), the Company carried out an evaluation of the effectiveness of its "disclosure controls and procedures" (as the term is defined in the Securities Exchange Act of 1934, as amended (the "Act") Rules 13a-15(e) and 15d-15(e) to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure). Based on this evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were not effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. The Certifying Officers believe that the Company's disclosure controls and procedures are not effective because a significant deficiency exists at this time in the Company's ability to produce accurate financial information on a timely basis.

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

As a result of these operational changes, during the past quarter the Company's finance function experienced significant staff turnover, resulting in the loss of process knowledge and the use of corporate finance staff to assist in the preparation of the financial records. This resulted in delays in completing the preparation of the financial records on a timely basis, which constitutes a significant deficiency in our internal controls over financial reporting. The Company is addressing these financial reporting control deficiencies in a number of ways (the "Corrective Measures"), including:

•	continuing to add skilled financial personnel
•	implementing a common financial system across the organization
•	consolidating billing and commission systems
•	integrating and automating the network cost validation function
•	developing interfaces from significant transaction systems into the financial system

The Company's response timeline to the above-referenced deficiency of delays in completing the preparation of the financial records on a timely basis was as follows: the significant deficiency was detected on or about October 31, 2003 and the Company commenced its efforts to address the matter on or about October 31, 2003. The Corrective Measures necessary to address the significant deficiency relating to the Company's ability to produce accurate financial information on a timely basis have been completed and the weakness remedied in January 2004. PricewaterhouseCoopers LLP did not (nor did they customarily) complete specific audit procedures on the Company's internal controls except those considered necessary to render an opinion on the financial statements of the Company as of and for the year ended December 31, 2003, taken as a whole. PricewaterhouseCoopers LLP did not complete any specific audit procedures aimed specifically at affirming management's assertions contained herein.

In connection with the filing of the Company's Form 10-Q for the quarter ended June 30, 2004, the Company carried out, under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), an evaluation of the effectiveness of its "disclosure controls and procedures" (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as those controls existed as of June 30, 2004, the end of the period covered by the subject quarterly report. Based on this evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. This deficiency constitutes a material weakness, and detailed below are the facts surrounding this matter.

On September 20, 2004, management of the Company concluded that the requirements of Emerging Issues Task Force Issue No. 00-27 ("EITF 00-27"), regarding the accounting for Beneficial Conversion Features ("BCF") present on convertible debt and preferred stock instruments had not been properly applied in current and prior years to its convertible debentures issued in March 2001. While the initial accounting for the BCF at the time of the issuance of the debentures was correct, the Company failed to remeasure the BCF as required by EITF 00-27 when at subsequent dates the number of shares and effective conversion prices changes as the result of the debentures' anti-dilution provisions. These anti-dilution events and their respective impacts on the number of shares and the conversion price were disclosed in the Company's previous public filings. However, under EITF 00-27 the BCF should also have been remeasured at the date of each anti-dilution event. Additionally, the debentures called for the addition of accruing interest to the debentures, as a result of which such accruing interest is deemed to have been paid in kind ("PIK") and the Company failed, as required by EITF 00-27, to measure the BCF upon the deemed issuance of the PIK convertible debentures.

This matter was raised by the Company's recently appointed independent auditors, BDO Seidman, LLP ("BDO"), in the course of their review of the Company's prior public filings. After discussions among the Company's management, BDO, and the Company's prior auditors, PricewaterhouseCoopers, LLP ("PwC"), the Company's management concluded that a correction of the prior accounting on this matter was required. The Company's management brought the matter for consideration before the Audit Committee and the full Board of Directors of the Company. Having considered the circumstances underlying the accounting errors and their effects upon the Company's prior filings, and having discussed the matter with the BDO and PwC representatives as well as the Company's management, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company's management to amend certain previously filed public reports.

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