Form 10-K
period 2004-12-31
ACCERIS COMMUNICATIONS INC
filed 2005-03-28
CIK 849145

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2004

Commission File No. 0-17973
________________

ACCERIS COMMUNICATIONS INC.
(Name of Registrant as Specified in Its Charter)

Florida	52-2291344
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1001 Brinton Road, Pittsburgh, PA	15221
(Address of Principal Executive Offices)	(Zip Code)

(412) 244-2100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.01 par value.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $1.45 per share on June 30, 2004, as reported by the OTC - Bulletin Board, was approximately $ 27,893,846.

As of March 1, 2005, there were 19,237,135 shares of Common Stock, $0.01 par value, outstanding.

PART I

(All dollar amounts are presented in thousands USD, unless otherwise indicated, except per share amounts)

Item 1. Business.

Overview

Acceris Communications Inc. (“Acceris” or the “Company”) currently operates two distinct but related businesses: a Voice over Internet Protocol (“VoIP”) technologies business (“Technologies”) and a telecommunications business (“Telecommunications”).

Our Technologies business offers a proven network convergence solution for voice and data in VoIP communications technology and includes a portfolio of communications patents. Included in this portfolio are two foundational patents in VoIP - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”). This segment of our business is primarily focused on licensing our technology, supported by our patents, to carriers and equipment manufacturers and suppliers in the internet protocol (“IP”) telephony market.

Over the past five years, we have been licensing, on a fully paid-up basis, our technology and patents internationally and domestically. We have also identified and put on notice a number of domestic enterprises that we believe are infringing our patents, and licensing discussions are underway. Unfortunately, there are enterprises which, while infringing on our patents, have neither given recognition to our patents nor have been willing to pay a licensing fee for their use to this point. In those situations, after failing to reach agreement on a licensing arrangement, we have taken, and will continue to take, the necessary steps to ensure that those enterprises cease and desist infringing our patents and compensate the Company for past infringement.

Our Telecommunications business, which generated substantially all of our revenue in 2004, is a broad-based communications segment servicing residential, small and medium-sized businesses, and corporate accounts in the United States. We provide a range of products, including local dial tone, domestic and international long distance voice services and fully managed, integrated data and enhanced services, to residential and commercial customers through a network of independent agents, telemarketing and our direct sales force. We are a U.S. facilities-based carrier with points of presence in 30 major U.S. cities. Our voice capabilities include nationwide Feature Group D (“FGD”) access. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Additionally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad which afford Acceris the opportunity for least cost routing on telecommunications services to our clients.

Our markets are characterized by the presence of numerous competitors which are of significant size relative to Acceris, while many others are similar or smaller in size. Acceris is a price taker in the markets in which it operates, and is affected by the global price compression brought on by technology advancements and deregulation in the telecommunications industry both domestically and internationally. To manage the effects of price compression, the Company endeavours to work with suppliers to reduce telecommunications costs and to regularly optimize its U.S. based network to reduce its fixed costs of operations, while working to integrate the back office functions of the business.

We have built our Telecommunications business through the acquisition of distressed or bankrupt assets, integrating the back office, broadening product/service offerings that consumers are demanding, and developing alternative channels to market. Our plan to become profitable on an operating income basis during 2004 was not achieved primarily due to our decision to halt the geographic expansion of our local dial tone offering as a direct result of regulatory uncertainty in our domestic markets, particularly in the areas of the Unbundled Network Element Platform (“UNE-P”), and growing Universal Service Fund (“USF”) contribution levels for traditional carriers. In 2004, the Company commenced offering local services in five states and realized revenue of $6,900, finishing the year with approximately 22,000 local subscribers. In March 2005, the Company decided to suspend efforts to attract new local customers in Pennsylvania, New Jersey, New York, Florida and Massachusetts, while continuing to support its existing local customers in those states. The decision was a result of the Federal Communications Commission’s (“FCC”) revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the Regional Bell Operating Companies (“RBOCs”) to substantially raise wholesale rates for the services known as unbundled network elements (“UNEs”), and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into a wholesale contract for UNE services in the future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues in 2005.

Domestic regulatory uncertainty, coupled with continued international deregulation of telecommunication services and technology advancements, is changing the underlying business model for our Telecommunications business.  We believe that to bring long term sustainable success to our Telecommunications business we need to acquire additional scale through acquisition.  However, we do not believe that we have the ability to raise, on acceptable terms, the capital required for telecommunications acquisitions. In conjunction with the advice of our strategic advisors, we are looking to merge with competitors or to dispose of the Telecommunications business or assets of the Telecommunications segment. There is no certainty that a merger or disposal can occur on a timely basis on favorable terms. For more information on the assets and operations of the Telecommunications business, please refer to Note 19 of the financial statements included in Item 15 of this Form 10-K.

The table below presents information about net loss and segment assets used by the Company as of and for the three years ended December 31, 2004.

	For the Year ended December 31, 2004

	Telecommunications	Technologies	Total Reportable Segments
Revenues from external customers	$112,595	$540	$113,135
Other income	985	—	985
Interest expense	2,797	1,424	4,221
Depreciation and amortization expense	6,956	20	6,976
Segment income (loss) from continuing operations	(12,207)	(3,120)	(15,327)
Other significant non-cash items:
Provision for doubtful accounts	5,229	—	5,229
Expenditures for long-lived assets	731	—	731
Segment assets	22,400	1,181	23,581

	For the Year ended December 31, 2003

	Telecommunications	Technologies	Total Reportable Segments
Revenues from external customers	$133,765	$2,164	$135,929
Other income	2	—	2
Interest expense	2,710	—	2,710
Depreciation and amortization expense	7,125	—	7,125
Segment income (loss) from operations	(20,396)	1,014	(19,382)
Other significant non-cash items:
Provision for doubtful accounts	5,432	6	5,438
Expenditures for long-lived assets	2,800	—	2,800
Segment assets	35,454	1,215	36,669

	For the Year ended December 31, 2002

	Telecommunications	Technologies	Total Reportable Segments
Revenues from external customers	$85,252	$2,837	$88,089
Other income	357	—	357
Interest expense	3,298	—	3,298
Depreciation and amortization expense	4,214	11	4,225
Segment income (loss) from operations	(7,344)	976	(6,368)
Other significant non-cash items:
Provision for doubtful accounts	5,999	—	5,999
Expenditures for long-lived assets	6,849	—	6,849
Segment assets	37,450	173	37,623

A going concern qualification has been included by the Company’s independent registered public accounting firms in their audit opinions for each of 2002, 2003 and 2004. Readers are encouraged to take due care when reading the independent registered public accountants’ reports included in Item 15 of this report and management’s discussion and analysis included in Item 7 of this report. In the absence of a substantial infusion of capital, or a merger or disposal of our Telecommunications business, the Company may not be able to continue as a going concern.

Since 2001, the Company has restated its consolidated financial statements three times and has also reported material deficiencies in internal controls, all of which have since been remedied.

History and Development of the Business

Acceris was incorporated in Florida in 1983 under the name MedCross, Inc., which was changed to I-Link Incorporated in 1997, and to Acceris Communications Inc. in 2003. Our development and transition is articulated below:

Technologies:

In 1994, we began operating as an Internet service provider and quickly identified that the emerging internet protocol (“IP”) environment was a promising basis for enhanced service delivery. We soon turned to designing and building an IP telecommunications platform consisting of proprietary software, hardware and leased telecommunications lines. The goal was to create a platform with the quality and reliability necessary for voice transmission.

In 1997, we started offering enhanced services over a mixed IP-and-circuit-switched network platform. These services offered a blend of traditional and enhanced communication services and combined the inherent cost advantages of an IP-based network with the reliability of the existing Public Switched Telephone Network (“PSTN”).

In August 1997, we acquired MiBridge, Inc. (“MiBridge”), a communications technology company engaged in the design, development, integration and marketing of a range of software telecommunications products that support multimedia communications over the PSTN, local area networks (“LANs”) and IP networks. The acquisition of MiBridge permitted us to accelerate the development and deployment of IP technology across our network platform.

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

In 2002, the U.S. Patent and Trademark Office issued a patent (No. 6,438,124, the “Acceris Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the Acceris Patent reflects foundational thinking, application, and practice in the VoIP Services market. In simple terms, the Acceris Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance in between them, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or Voice Engines (VoIP Gateways). These local Internet Voice Engines provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and as such, can lead to reduced toll charges. In conjunction with the issuance of our core foundational Acceris Patent, we disposed of our domestic U.S. VoIP network in a transaction with Buyers United, Inc. (“BUI”), which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. As part of the sale, we retained all of our intellectual and property rights and patents.

In 2003, we added to our VoIP Patent Portfolio when we acquired U.S. Patent No. 6,243,373 (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The VoIP Patent, together with the existing Acceris Patent and its related international patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enables VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing Acceris’ patented technology. We intend to aggressively pursue recognition in the marketplace of our intellectual property via a focused licensing program. The comprehensive nature of the VoIP Patent, which is titled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”, is summarized in the patent’s abstract, which describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the public switched telephone network (PSTN) may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities”. In conjunction with the acquisition, we also agreed to give up 35% of the net residual rights to our VoIP Patent Portfolio.

Intellectual property - The Company currently owns a number of issued patents and utilizes the technology supported by those patents in providing its products and services. The Company also has a number of non-U.S. patents and patent applications pending. Included in its U.S. portfolio of patents are:

•	U.S. Patent No. 6,438,124 (issued in 2002)
•	U.S. Patent No. 6,243,373 (issued in 2001)
•	U.S. Patent No. 5,898,675 (issued in 1999)
•	U.S. Patent No. 5,754,534 (issued in 1998)

U.S. patents generally expire 17 years after issuance.

Together, these patented technologies have been successfully deployed and commercially proven in a nationwide IP network and in Acceris’ unified messaging service, Application Program Interface (“API”) and software licensing businesses. The Company is using the technology supported by its VoIP patents in its business and is also engaged in licensing discussions with third parties domestically and internationally.

Telecommunications:

Acceris’ Telecommunications business has been built through the acquisition of predecessor businesses, which have been and are continuing to be integrated, consolidated and organized to provide the highest level of service to customers with the maximum level of operational efficiency.

In June 2001, the Company entered this business by acquiring, from bankruptcy, certain assets of WorldxChange Communications Inc. (“WorldxChange”). WorldxChange was a facilities-based telecommunications carrier providing international and domestic long distance service to retail customers. At acquisition, the business consisted primarily of a dial-around product that allowed a customer to make a call from any phone by dialling a 10-10-XXX prefix. Since the acquisition, we expanded the product offering to include 1+ products (1+ products are those which enable a customer to directly dial a long distance number from their telephone by dialling 1-area code-phone number). Historically, WorldxChange marketed its services through consumer mass marketing techniques, including direct mail and direct response television and radio. In 2002, we revamped our channel strategy by de-emphasizing the direct mail channel and devoting our efforts to pursuing more profitable methods of attracting and retaining customers. Today we use a network of independent commission agents in multi-level marketing (“MLM”), telemarketing and commercial agent channels to attract and retain customers.

In December 2002, we completed the purchase of certain assets of RSL COM USA Inc. (“RSL”) from a bankruptcy proceeding. The purchase included the assets used by RSL to provide long distance voice and data services, including frame relay, to their commercial customers, and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market.

In July 2003, the Company completed purchase of Local Telcom Holdings, LLC (“Transpoint”), a financially distressed company. The purchase of Transpoint provided us with further penetration into the commercial agent channel and access to a larger commercial customer base.

In 2004 we added offerings of local communications products to our residential and small business customers, achieving revenue of $6,900 and completing the year with approximately 22,000 customers. The local dial tone service is provided under the terms of the Unbundled Network Element Platform (“UNE-P”) authorized by the Telecommunications Act of 1996, as amended, (the “1996 Act”) and is available in New York, New Jersey, Pennsylvania, Massachusetts and Florida, while our long distance services (1+ and 10-10-XXX) are available nationwide. In March 2005, the Company decided to suspend efforts to attract new local customers in Pennsylvania, New Jersey, New York, Florida and Massachusetts, while continuing to support its existing local customers in those states. The decision was a result of the Federal Communications Commission’s (“FCC”) revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the Regional Bell Operating Companies (“RBOCs”) to substantially raise wholesale rates for the services known as unbundled network elements (“UNEs”), and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into a wholesale contract for UNE services in the future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues in 2005.

Employees

As of December 31, 2004, Acceris had approximately 277 employees with whom the Company feels it has a good relationship. The Company is not subject to any collective bargaining agreements. During 2004 the Company reduced its staff by 63 employees and, as appropriate, we intend to make further adjustments to our staff levels as we continue to integrate, consolidate and organize our Telecommunications business in order to ensure that operating costs come into line with revenue.

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

The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have been driving this change include:

•	entry of new competitors and investment of substantial capital in existing and new services, resulting in significant price competition

•	technological advances resulting in a proliferation of new services and products and rapid increases in network capacity

•	the 1996 Act; and

•	growing deregulation of communications services markets in the United States and in selected countries around the world

VoIP is a technology that can replace the traditional telephone network. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be either passed on to the consumer in the form of lower rates or retained by the VoIP provider. In addition, VoIP technology enables the provision of enhanced services such as unified messaging.

Competition

Competition in the telecommunications industry is based upon, among other things, pricing, customer service, billing services and perceived quality. We compete against numerous telecommunications companies that offer essentially the same services as we do. Many of our competitors, including the incumbent local exchange carriers (“ILECs”), are substantially larger and have greater financial, technical and marketing resources. Our success will depend upon our continued ability to provide high quality, high value services at prices competitive with, or lower than, those charged by our competitors.

We believe the recent proposed combination of national long distance carriers and local providers (SBC’s proposed purchase of AT&T, Verizon and Qwest’s bids for MCI and Sprint’s proposed merger with wireless carrier Nextel) may provide the combined companies with a greater potential to offer targeted price plans to residential and small business customers — our primary target market — with significantly simplified rate structures and with bundles of local services with long-distance, which may continue to lower overall local and long-distance prices. Competition is also fierce for the commercial customers that we serve. This market was typically dominated by AT&T, Sprint and MCI (national long-distance carriers) but the recently proposed combination of some of these carriers with ILECs now offers the potential for additional growth opportunities for the incumbents, as they will be able to leverage the acquired long distance networks to service multi-location customers with offices located outside of their local calling area.

Pricing pressure has existed for several years in the telecommunications industry and is expected to continue. This is coupled with the introduction of new technologies, such as VoIP, that seek to provide voice communications at a cost below that of traditional circuit-switched service. In addition, wireless carriers have seen further consolidation in their industry and are increasingly marketing their services as an alternative to traditional long distance and local services, further increasing competition and consumer choice. Reductions in prices charged by competitors may have a material adverse effect on us. Cable companies have entered the telecommunications business, primarily for residential services, and this development may increase the competition faced by the Company in this market.

The ILECs are well-capitalized, well-known companies whose recent mergers will provide some of them with increased capabilities and assets to “bundle” services, such as local and wireless telephone services and high speed Internet access, with long- distance telephone services. The ILECs’ name recognition in their existing markets, the established relationships that they have with their existing local service customers, their ability to leverage the long-distance networks from newly acquired carriers and traditional relationships to provide product and price competition, and evolving interpretations of the 1996 Act that appear favorable to the ILECs, also make it more difficult for us to compete with them.

Government Regulation

Telecommunications Industry

The telecommunications industry is subject to government regulation at federal, state and local levels. Any change in current government regulation regarding telecommunications pricing, system access, consumer protection or other relevant legislation could have a material impact on our results of operations. Most of our current operations are subject to regulation by the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). In addition, certain of our operations are subject to regulation by state public utility or public service commissions. Changes in, or changes in interpretation of, legislation affecting us could negatively impact our operations.

The 1996 Act, among other things, allows the Regional Bell Operating Companies (“RBOCs”) and others to enter the long-distance business. Entry of the RBOCs or other entities, such as electric utilities and cable television companies, into the long-distance business, either through recently proposed mergers or technological advances in the transmission of data communications over high-voltage electrical lines, may likely have a negative impact on our business and our ability to compete for customers. We anticipate that some of these entrants will prove to be strong competitors because they are better capitalized, already have substantial customer bases, and enjoy cost advantages relating to local telecom lines and access charges. In addition, the 1996 Act provides that state proceedings may in certain instances determine access charges that we are required to pay to the local exchange carriers. If these proceedings occur, rates could increase which could lead to a loss of customers and weaker operating results.

Overview of Federal Regulation

As a carrier offering telecommunications services to the public, we are subject to the provisions of the Communications Act, and FCC regulations issued thereunder. These regulations require us, among other things, to offer our regulated services to the public on a non-discriminatory basis at just and reasonable rates. We are subject to FCC requirements that we obtain prior FCC approval for transactions that would cause a transfer of control of one or more regulated subsidiaries. Such approval requirements may delay, prevent or deter transactions that could result in a transfer of control of our business.

International Service Regulation. We possess authority from the FCC, granted pursuant to Section 214 of the Communications Act, to provide international telecommunications service. The FCC has streamlined regulation of competitive international services and has removed certain restrictions against providing certain services. Presently, the FCC is considering a number of international service issues that may further alter the regulatory regime applicable to us. For instance, the FCC is considering revisions to the rules regarding the rates that international carriers like us pay for termination of calls to mobile phones located abroad. As of the date of this report, no resolutions of these issues have been announced.

Pursuant to FCC rules, we have cancelled our international and domestic FCC tariffs and replaced them with a general service agreement and price lists. As required by FCC rules, we have posted these materials on our Internet web site, http://www.Acceris.com. The “detariffing” of our services has given us greater pricing flexibility for our services, but we are not entitled to the legal protection provided by the “filed rate doctrine,” which generally provides protections to carriers from legal actions by customers that challenge the terms and conditions of service.

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

Overview of State Regulation

Through certain of our subsidiaries, we are authorized to provide intrastate interexchange telecommunications services and, in certain states, are authorized to provide competitive local exchange services by virtue of certificates granted by state public service commissions. Our regulated subsidiaries must comply with state laws applicable to all similarly certified carriers including the regulation of services, payment of regulatory fees, and preparation and submission of reports. The adoption of new regulations or changes to existing regulations may adversely affect our ability to provide telecommunications services. Consumers may file complaints against us at the public service commissions. The certificates of authority we hold can be generally conditioned, modified, cancelled, terminated or revoked by state public service commissions. Further, many states require prior approval or notification for certain stock or asset transactions, or in some states, for the issuance of securities, debts, guarantees or other financial transactions. Such approvals can delay or prevent certain transactions.

Overview of Ongoing Policy Issues

Local Service. Through the 1996 Act, Congress sought to establish a competitive and deregulated national policy framework for advanced telecommunications and information technologies. To date, local exchange competition has not progressed to a point where significant regulatory intervention is no longer required. Regulators believed that a “hands-off” policy would drive local exchange service into an adequately competitive market, but there continues to be a strong need for policy issue clarification and construction. Some policy changes have been addressed through the court system, not the regulatory system. For instance, the FCC has attempted several times to develop a list of Unbundled Network Elements (“UNEs”) which are portions of the ILEC networks and services that must be sold separately to competitors. On several occasions, the courts have rejected the FCC’s approach to defining UNEs. The FCC’s most recent attempt to develop rules, the Triennial Review Order, was vacated by the U.S. Circuit Court of Appeals in Washington D.C. on March 4, 2004. The Court’s ruling went into effect on June 16, 2004. In response, several competitive carriers filed appeals with the U.S. Supreme Court, to seek a stay and review of the U.S. Circuit Court’s ruling. Those requests for appeal were denied.

On August 20, 2004, the FCC issued interim UNE rules to replace those vacated by the D.C. Circuit Court as well as a Notice of Proposed Rulemaking ("NPRM") seeking comments on new UNE rules. On December 15, 2004 the FCC adopted new rules governing access to UNEs. The rules the FCC adopted replaced the interim rules. On February 4, 2005, the FCC released the text of the TRO Remand Order (the “Order”), adopted on December 15, 2004. The Order replaces rules that were vacated or remanded by the D.C. Circuit in USTA II on March 2, 2004. In short, the Order (1) reduces the availability of dedicated transport and high-capacity loops as UNEs, (2) eliminates UNE-P mass market switching, and (3) establishes transition periods and pricing for those UNEs no longer available after the Order becomes effective. Per its terms, the Order became effective on March 11, 2005.

Dedicated Transport - The FCC classifies the impairment status of dedicated transport services based on the revenue opportunities generated at either end of the underlying routes, based on “reasonable” inferences from previously successful competitive deployments. The Commission treats the various categories of routes as follows:

•  DS1 Transport - carriers are impaired without access only if at least one end-point of the route is a wire center containing fewer than 38,000 business lines and fewer than four fiber-based collocators.

•  DS3 Transport - carriers are impaired without access only if at least one end-point of the route is a wire center containing fewer than 24,000 business lines and fewer than three fiber-based collocators.

•  Dark Fiber Transport - carriers are impaired without access only if at least one end-point of the route is a wire center containing fewer than 24,000 business lines and fewer than three fiber-based collocators.

•  Entrance Facilities - carriers are not impaired without access to entrance facilities.

The FCC also places the following limits on the number of DS1 and DS3 lines that a competitor can access as UNEs:

•  If DS3 transport is not available as a UNE, competitors can lease up to 10 DS1s. The Commission reasons that if a competitor wishes to lease more than 10 DS1s, it would be economic for that competitor to provide or lease a DS3 instead.

•  If DS3 transport is available as a UNE, competitors can lease up to 12 DS3s.

High capacity loops - The FCC categorizes high-capacity loops as follows:

•  DS1 Loops - carriers are impaired without access to DS1 loops at any location within the service area of an ILEC wire center containing fewer than 60,000 business lines or fewer than four fiber-based collocators.

•  DS3 Loops - carriers are impaired without access to DS3 loops at any location within the service area of an ILEC wire center containing fewer than 38,000 business lines or fewer than four fiber-based collocators.

•  Dark Fiber Loops - carriers are not impaired without access to unbundled dark fiber loops.

The FCC also places limits on the number of high-capacity loops that a competitor may access. Competitors can lease one DS3 and ten DS1s per building location.

Mass Market Switching (UNE-P) - The FCC concludes that competitors are not impaired without access to ILEC circuit switching, relying on both the overall number of competitive circuit switches available, and the availability of alternatives to these switches. Specifically, the FCC notes that competitors can access packet switches and VoIP technology to serve mass-market customers. The FCC also notes that batch hot cuts are no longer an issue, given evidence of RBOC hot cut performance in the Section 271 context. Accordingly, mass market switching is eliminated as a UNE.

Conversions and New Orders - The FCC refuses to place any limitations on a competitor’s right to convert special access arrangements into UNEs and UNE combinations, apart from the conditions and eligibility requirements placed on the UNEs themselves. Further, competitors may self-certify their eligibility for UNEs, which must then be provided by the relevant ILEC.

Transition - The FCC establishes the following transition procedures to phase-out existing UNEs that are eliminated by the Order:

•  DS1 and DS3 Loops and Transport - competitors will be permitted to continue their use of already-installed UNEs that have been eliminated for 12 months. As of March 11, 2005, the price for these UNEs will increase to 115% of the greater of (1) the rate paid on June 15, 2004, or (2) a new rate, if higher, set by a state commission after June 16, 2004.

•  Dark Fiber Loops and Transport - competitors will be permitted to continue their use of already-installed UNEs that have been eliminated for a period of 18 months. As of March 11, 2005, the price for these UNEs will increase to 115% of the greater of (1) the rate paid on June 15, 2004, or (2) a new rate, if higher, set by a state commission after June 16, 2004.

•  Mass Market Switching (as UNE-P) - competitors will be permitted to continue their use of already-installed UNEs that have been eliminated for 12 months, with the price for installed UNEs being the higher of: (1) the June 15, 2004 rate, or (2) any rate set after June 16, 2004, plus one dollar.

On February 24, 2005, the day the order was published in the Federal Register, United States Telecom Association, BellSouth Corporation, Qwest Communications International, Inc., SBC Communications, Inc. and the Verizon Telephone Companies filed a consolidated Petition for Review of the FCC Order with the Court of Appeals for the District of Columbia Circuit. The Petition states that the Order exceeds the FCC’s jurisdiction or authority, violates the Communications Act of 1934 or the Administrative Procedures Act, fails to comply with prior judicial orders related to the triennial review process or are arbitrary, capricious, an abuse of discretion or otherwise contrary to law. The Petitioners ask the court to hold unlawful, vacate, enjoin, and set aside those portions of the order that are unlawful. Other parties may file appeals prior to the deadline of April 25, 2005.

Competitors that utilize UNE-P will see an immediate increase in their wholesale costs for existing UNE-P customers. In addition, competitors will not be able to add new UNE-P lines unless they have entered into a commercial agreement with the ILECs in their service territory. Many of these commercial agreements allow for the continued provision of a UNE-P like service, but at a higher rate, generally structured to have annual rate increases during the term, and at times with minimum volume commitments. Without a commercial agreement, beginning March 11, 2005, it is likely that new orders submitted to the ILECs will be rejected or processed at the higher resale rate. There is some question whether ILECs can unilaterally implement the new FCC rules or whether they will have to go through the change of law procedures required by interconnection agreements.

A few facilities-based competitors have announced plans to provide non-facilities-based competitors with access to a UNE-P like platform using DSL or VoIP. However, there is no certainty that the pricing or availability for such services will be acceptable to the Company. The Company believes that the new FCC rules may adversely affect its ability to obtain access to local facilities on the same basis as under the Interim rules and/or prior to the USTA II decision.

Universal Service Fund (“USF”). In 1997, the FCC issued an order implementing Section 254 of the 1996 Act, regarding the preservation of universal telephone service. Section 254 and related regulations require all interstate and certain international telecommunications carriers to contribute toward the USF, a fund that provides subsidies for the provision of service to schools and libraries, rural health care providers, low income consumers and consumers in high cost areas.

Quarterly, the Universal Service Administrative Company (“USAC”), which oversees the USF, reviews the need for program funding and determines the applicable USF contribution percentage that interstate telecommunications carriers must contribute. While carriers are permitted to pass through the USF charges to consumers, the FCC has strictly limited amounts passed through to consumers in excess of a carrier’s determined contribution percentage. In April 2005, the applicable USF contribution percentage will be raised to 11.1%. Throughout 2004 the rate was in the 9% range and in early 2003 the rate was 7.3%.

As discussed below, the industry is relying less on traditional circuit-switched telephone service and more on digitized IP-based communications for long distance transport and local services. It is possible that this trend could threaten the amount of revenues USAC can collect through the USF system, and that the resulting revenue shortfall could prevent the system from meeting its funding demands. Separately from the FCC’s inquiry into the regulation of IP-based voice service, the FCC could exercise its so called “permissive authority” under the 1996 Act and assess USF contributions on VoIP providers. To date, only some VoIP providers contribute to the USF, and do so at their discretion. If VoIP providers were exempted from USF contributions, telecommunications carriers would likely pay significantly higher USF contributions; conversely, if VoIP providers were required to contribute, traditional telecommunications carriers would contribute less. In addition to the FCC, Congress is reviewing a series of matters related to VoIP. Current Congressional debates are divided over whether IP-based telephony service providers should be required to contribute to the USF and other fees and surcharges applicable now only to traditional circuit-based networks and services. A decision to require VoIP providers to contribute to the USF, and pay other fees and surcharges from which they are now exempted, may adversely affect our provision of VoIP services.

VoIP Notice of Proposed Rule Making. In March 2004, the FCC issued the VoIP Notice of Proposed Rulemaking (the “VoIP NPRM”) to solicit comments on many aspects of the regulatory treatment of VoIP services. The FCC continues to consider the possibility of regulating access to IP-based services, but has not yet decided on the appropriate level of regulatory intervention for IP-based service applications. It has, through several decisions, sought to exercise its pre-emptive authority to designate VoIP as an interstate service, thus pre-empting state regulation of VoIP and placing the FCC as the sole regulator of the service - a position that has been challenged by several state public utility commissions. Should the FCC rule that our software-based solution for VoIP deployment, and other similar service applications should be further regulated, or if the courts overturn the FCC’s pre-emptive authority to prevent state regulation of VoIP, our ability to provide VoIP services may be adversely affected.

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

Broadband Deployment. Broadband refers to any platform capable of providing high bandwidth-intensive content and advanced telecommunications capability. The FCC’s stated goal for broadband services is to establish regulatory policies that promote competition, innovation and investment in broadband services and facilities. Broadband technologies encompass evolving high-speed digital technologies that offer integrated access to voice, high-speed data, video-on-demand or interactive delivery services. The FCC is seeking to 1) encourage the ubiquitous availability of broadband access to the Internet, 2) promote competition across different platforms for broadband services, 3) ensure that broadband services exist in a minimal regulatory environment that promotes investment and innovation and 4) develop an analytical framework that is consistent, to the extent possible, across multiple platforms. The FCC has opened several inquiries to determine how to promote the availability of advanced telecommunications capability with the goal of removing barriers to deployment, encouraging competition and promoting broadband infrastructure investment. For instance, the FCC is considering the appropriate regulatory requirements for ILEC provision of domestic broadband telecommunications services. The FCC’s concern is whether the application of traditional common carrier regulations to ILEC-provided broadband telecommunications services is appropriate. On October 14, 2004, the FCC adopted an Order concluding that fiber-to-the-curb ("FTTC") loops shall be treated in the same manner as fiber-to-the-home ("FTTH") loops. Accordingly, ILECs will not be required to offer FTTC to competitors as UNEs. The FCC defined FTTC as "a local loop consisting of fiber optic cable connecting to a copper distribution plant that is not more than 500 feet from the customer's premises or, in the case of predominantly residential multiple dwelling units (“MDUs”), not more than 500 feet from the MDUs.” The FCC also clarified that ILECs are not required to build TDM capabilities into new packetized transmission facilities or add them to facilities where they never existed. Under other existing regulations, ILECs are treated as dominant carriers absent a specific finding to the contrary for a particular market and, as dominant carriers, shall still be subject to numerous regulations, such as tariff filing and pricing requirements.

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

Other Legislation. Recent legislation in the United States including the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) is increasing the scope and cost of work provided to us by our independent registered public accountants and legal advisors. Many guidelines have not yet been finalized and there is a risk that we will incur significant costs in the future to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies, including the cost of restating previously reported financial results, thereby reducing profitability.

Available Information

Acceris is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that Acceris file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Acceris, which file electronically with the SEC. In addition, Acceris’ Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The Company makes available free of charge through its Internet web site, http://www.acceris.com (follow Investor Relations tab to link to “SEC Filings”) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC.

Item 2. Properties.

The Company, in its telecommunications business, rents approximately 46,000 square feet of office space in Pittsburgh, Pennsylvania under a lease expiring on June 30, 2005, at a cost of approximately $54 per month. The Company uses this space primarily for its network operations center, administrative staff and other employees. Should the Company not renew its existing lease, ample alternative space is available.

The Company, in its telecommunications business, rents approximately 24,000 square feet of office space in San Diego, California under commercial leases which terminate on April 30, 2006. The rental fee is approximately $31 per month. The Company uses this space primarily for its sales and marketing team, certain network resources and certain administrative staff.

The Company, in its telecommunications business, rents approximately 12,000 square feet of office space in Somerset, New Jersey under a lease expiring September 30, 2008, at a cost of approximately $11 per month. The Company uses this space to operate its local service offering as well as for certain of its information technology operations.

The Company, in its telecommunications business, also leases several other co-location facilities throughout the United States to house its network equipment, as well as some additional office space. Such spaces vary in size and length of term. The total combined square footage of the spaces under these agreements is no greater than 29,000 square feet at a cost of approximately $95 per month.

Item 3. Legal Proceedings.

On April 16, 2004, certain stockholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”) against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as certain present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, among other things, that the Defendants, in their respective roles as controlling stockholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

Acceris and several of Acceris’ current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

In connection with the Company’s efforts to enforce its patent rights, Acceris Communications Technologies Inc., our wholly owned subsidiary, filed a patent infringement lawsuit against ITXC Corp. (“ITXC”) in the United States District Court of the District of New Jersey on April 14, 2004. The complaint alleges that ITXC’s VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” On May 7, 2004, ITXC filed a lawsuit against Acceris Communications Technologies Inc., and the Company, in the United States District Court for the District of New Jersey for infringement of five ITXC patents relating to VoIP technology, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network. The Company believes that the allegations contained in ITXC’s complaint are without merit and the Company intends to continue to provide a vigorous defense to ITXC’s claims. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 - 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment. In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of our common stock. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described above. When the declaratory judgment matter resumes, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Shares of Acceris’ common stock, $0.01 par value per share, are traded on the OTC Bulletin Board (“OTC-BB”) under the symbol ACRS.OB.

The following table sets forth the high and low prices for our common stock for the period as quoted on the OTC-BB, from January 1, 2003 through December 31, 2004 (adjusted for a 1-for-20 reverse stock split that was approved by our stockholders on November 26, 2003) based on interdealer quotations, without retail markup, markdown, commissions or adjustments, and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2003	$3.40	$2.00
June 30, 2003	5.60	2.00
September 30, 2003	6.00	3.00
December 31, 2003	4.80	1.20
March 31, 2004	$5.10	$2.12
June 30, 2004	3.70	1.45
September 30, 2004	1.60	0.75
December 31, 2004	1.04	0.52

On March 1, 2005, the closing price for a share of the Company’s common stock was $0.60.

Holders

As of March 1, 2005, the Company had approximately 914 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2004, we do not have any preferred stock outstanding which has any preferential dividends. The Loan and Security Agreements with our lenders restrict the ability of one of our subsidiaries to make distributions or declare or pay any dividends to us. So long as 25% of principal amount of the Note held by Laurus Master Fund, Ltd., described below remains outstanding, we agreed not to pay any dividends on our common stock. Additionally, under the Florida Business Corporation Act (the “Florida Act”), we cannot pay dividends while we have negative stockholders’ equity.

Dissenters’ Appraisal Rights

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 - 607.1333 of the Florida Act, provided their shares were not voted in favor of the amendment.

In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of our common stock. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described in Item 3 above. When the declaratory judgment matter resumes, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

During the twelve months ended December 31, 2004, 421,350 options have been granted to employees, directors and consultants under the 2003 Employee Stock Option and Appreciation Rights Plan. These options were issued with exercise prices that equalled or exceeded fair market value on the date of the grant and vest over a 4-year period subject to the grantee’s continued employment with the Company. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).

During the twelve months ended December 31, 2004, 650,000 warrants have been issued to a limited number of participants under the Acceris Communications Inc. Platinum Agent Program at an exercise price of $3.50 per share. The Company relied on an exemption from registration under Regulation D under the 1933 Act. Warrants vest to the benefit of program participants based on improvements in revenue generated by program members. As of December 31, 2004, none of these warrants have met the requirements for vesting.

On October 14, 2004, the Company entered into an agreement for the sale by the Company of a convertible debenture (the “Note”) with detachable warrants to Laurus Master Fund, Ltd. (the “Purchaser” or “Laurus”), in the principal amount of $5,000, due October 14, 2007. The Note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall Street Journal plus 3% (but not less than 7% per annum) decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the common stock issuable upon conversion of the Note. Should the Company default under the agreement and fail to remedy the default on a timely basis, interest under the Note will increase by 2% per month and the Note may become immediately due inclusive of a 20% premium to the then outstanding principal. Interest is payable monthly in arrears, commencing November 1, 2004. Principal is payable at the rate of approximately $147 per month commencing January 1, 2005, in cash or registered common stock. Payment amounts will be converted into stock if (i) the average closing price for five trading days immediately preceding the repayment date is at least 100% of the Fixed Conversion Price, (ii) the amount of the conversion does not exceed 25% of the aggregate dollar trading volume for the 22-day trading period immediately preceding the repayment date, (iii) a registration statement is effective covering the issued shares and (iv) no Event of Default exists and is continuing. In the event the monthly payment must be paid in cash, then the Company shall pay 102% of the amount due in cash. The Company has the right to prepay the Note, in whole or in part, at any time by giving seven business days written notice and paying 120% of the outstanding principal amount of the Note. The holder may convert the Note, in whole or in part, into shares of common stock at any time upon one business day’s prior written notice. The Note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.88 per share of common stock (105% of the average closing price for the 30 trading days prior to the issuance of the Note) not to exceed, however, 4.99% of the outstanding shares of common stock of the Company (including issuable shares from the exercise of the warrants, payments of interest, or any other shares owned). However, upon an Event of Default as defined in and in respect of the Note, the 4.99% ownership restriction is automatically rendered null and void. Laurus may also revoke the 4.99% ownership restriction upon 75 days prior notice to the Company. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company analyzed the various embedded derivative elements of the debt at inception of the Note and concluded that all of the individual elements should be characterized as debt for accounting purposes and that the embedded derivative elements had nominal value. The value of the embedded derivative elements of the debt is reassessed on a quarterly basis on a mark-to-market basis. At the end of 2004, the Company concluded that the value of the embedded derivatives remained nominal.

In addition, the Company issued a common stock purchase warrant (the “Warrant”) to the Purchaser, entitling the Purchaser to purchase up to one million shares of common stock, subject to adjustment. The Warrant entitles the Purchaser to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the Exercise Price. The Exercise Price shall equal $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares, or 125%, 135% and 150% of the average closing price for ten trading days immediately prior to the date of the Warrant, respectively. The Company concluded that, pursuant to EITF 00-19, the Warrant should be characterized as debt for accounting purposes. The Company ascribed $430 of the proceeds of the Note as the market value of the Warrant at inception. The value of the Warrant is reassessed on a quarterly basis on a mark-to-market basis. The Company adjusted the value of the Warrant to $322 at the end of 2004 and recorded $108 in income.

The Company filed a registration statement under the 1933 Act to register the 6,681,818 shares issuable upon conversion of the Note as well as those issuable pursuant to the Warrant. This registration statement was declared effective by the SEC on January 18, 2005. To our knowledge, none of the shares have been sold as of the date of this report.

Pursuant to a Master Security Agreement, the Company granted a blanket lien on all its property and that of certain of its subsidiaries, subordinated to the existing asset-based facility with Wells Fargo Foothill, Inc., to secure repayment of the obligation and, pursuant to a Stock Pledge Agreement, Counsel Communications LLC and Counsel Corporation (US) pledged the shares of the Company held by them as further security. In addition, Acceris Communications Technologies, Inc., Acceris Communications Corp., Counsel Corporation and Counsel Communications LLC and Counsel Corporation (US) jointly and severally guaranteed the obligations to the Lender. So long as 25% of principal amount of the Note is outstanding, the Company agreed, among other things, that it will not pay dividends on its common stock.

Item 6. Selected Financial Data.

The following selected consolidated financial information was derived from the audited consolidated financial statements and notes thereto. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the Consolidated Financial Statements and Notes thereto included in Item 15 in this report.

	2000	2001	2002	2003	2004

Statement of Operations Data :
Revenues:
Telecommunications services	$—	$50,289	$85,252	$133,765	$112,595
Technology licensing and development	8,972	5,697	2,837	2,164	540
Other	864	—	—	—	—
Net sales	9,836	55,986	88,089	135,929	113,135
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation and amortization, below)	—	35,546	50,936	86,006	60,067
Selling, general, administrative and other	15,139	30,790	33,015	57,264	54,430
Provision for doubtful accounts	—	2,861	5,999	5,438	5,229
Research and development	4,220	2,332	1,399	—	442
Depreciation and amortization	3,991	6,409	4,270	7,125	6,976
Total operating costs and expenses	23,350	77,938	95,619	155,833	127,144
Operating loss	(13,514)	(21,952)	(7,530)	(19,904)	(14,009)
Other income (expense):
Interest expense - related party	—	(1,823)	(4,515)	(10,878)	(8,488)
Interest expense - third party	(1,487)	(2,870)	(3,680)	(2,391)	(2,861)
Other income (expense)	(152)	670	395	1,216	2,471
Other expense, net	(1,639)	(4,023)	(7,800)	(12,053)	(8,878)
Loss from continuing operations	(15,153)	(25,975)	(15,330)	(31,957)	(22,887)
Income (loss) from discontinued operations	(10,599)	(18,522)	(12,508)	529	104
Net loss	$(25,752)	$(44,497)	$(27,838)	$(31,428)	$(22,783)
Net income (loss) per common share - basic and diluted:
Loss from continuing operations	$(12.60)	$(2.17)	$(2.63)	$(4.56)	$(1.19)
Income (loss) from discontinued operations	(7.95)	(3.73)	(2.15)	0.08	0.01
Net loss per common share	$(20.55)	$(5.90)	$(4.78)	$(4.48)	$(1.18)

Balance Sheet Data:
Working capital deficit	$(30,061)	$(40,812)	$(17,244)	$(26,576)	$(21,352)
Furniture, fixtures, equipment and software, net	10,983	21,024	11,479	8,483	4,152
Intangible assets, net	3,939	1,331	2,747	4,417	2,524
Total assets	21,657	46,780	41,446	39,054	24,009
Total current liabilities	35,960	64,117	40,852	50,887	36,362
Total long-term obligations:
Related party	—	8,133	53,231	28,717	46,015
Third party	2,802	11,528	5,179	2,403	3,597
Stockholders’ deficit	(28,839)	(36,998)	(57,816)	(42,953)	(61,965)

Cash Flow Data :
Net cash used in operating activities, excluding changes in non-cash working capital and asset-based lending facility	$(17,957)	$(21,120)	$(4,302)	$(9,424)	$(4,653)
Net cash provided by (used in) operating activities	1,869	(29,283)	(4,871)	(8,315)	(10,252)
Net cash provided by (used in) investing activities	(6,881)	(15,410)	(9,233)	(1,827)	2,850
Net cash provided by financing activities	4,171	47,200	13,061	8,555	5,827
Cash and cash equivalents at end of period	2,156	4,663	3,620	2,033	458

Significant Acquisitions and Dispositions:

On April 17, 2001, the Company acquired WebToTel and its subsidiaries (including Nexbell Communications, Inc. (“Nexbell”)) in a stock for stock transaction. However, as WebToTel (which was a subsidiary of Counsel Corporation) and Acceris were under common control as of March 1, 2001 (the date Counsel obtained its ownership in Acceris), the Company has accounted for the acquisition using the pooling-of-interests method of accounting as of March 1, 2001. Accordingly, the financial results of WebToTel and its subsidiaries (including Nexbell, which was subsequently sold in December 2001) are included herein subsequent to March 1, 2001.

On June 4, 2001, Acceris, through its wholly-owned subsidiary, WorldxChange Corp. (renamed Acceris Communications Corp. in 2004, “ACC”) purchased certain assets and assumed certain liabilities from a debtor, WorldxChange Communication Inc., in a bankruptcy proceeding. ACC is a facilities-based telecommunications carrier that provides international and domestic long distance service to residential and commercial customers. ACC’s operations are part of the Telecommunications segment.

On December 6, 2002, Acceris entered into an agreement, which closed on May 1, 2003, to sell substantially all of the assets of I-Link Communications Inc. (“ILC”). The sale included the physical assets required to operate Acceris’ nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use Acceris’ proprietary software platform. Additionally, Acceris sold its customer base that was serviced by ILC. Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of ILC have been reclassified to discontinued operations.

On December 10, 2002, Acceris completed the purchase of the Enterprise and Agent business of RSL. The acquisition included the Enterprise business assets used by RSL to provide long distance voice and data services, including frame relay, to small and medium size businesses, and the Agent business assets used to provide long distance and other voice services to small businesses and the consumer/residential market, together with the existing customer base of the Enterprise and Agent business.

On July 28, 2003, the Company completed the purchase of all of the outstanding stock of Transpoint. The acquisition provided the Company with further penetration into the commercial agent channel, as well as a larger residential customer base.

No acquisitions occurred during 2004.

2003 Reverse Stock Split

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

Adoption of Significant Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance of APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123 (R) as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the effect that adoption of SFAS 123(R) will have on our overall results of operations and financial position.

Significant Risks and Material Uncertainties

Significant risks and material uncertainties exist in Acceris’ business model and environment that may cause the data reflected herein to not be indicative of the Company’s future financial condition. These risks and uncertainties include, but are not limited to, those presented below in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are encouraged to read and to obtain the necessary advice in their circumstances before becoming a stakeholder in the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Business Overview, Recent Developments and Outlook

We currently operate two distinct but related businesses: a Voice over Internet Protocol (“VoIP”) technologies business (“Technologies”) and a telecommunications business (“Telecommunications”).

Our Technologies business offers a proven network convergence solution for voice and data in VoIP communications technology and includes a portfolio of communications patents. Included in this portfolio are two foundational patents in VoIP - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”). This segment of our business is primarily focused on licensing our technology, supported by our patents, to carriers and equipment manufacturers and suppliers in the internet protocol (“IP”) telephony market.

Over the past five years, we have been licensing, on a fully paid-up basis, our technology and patents internationally and domestically. We have also identified and put on notice a number of domestic enterprises that we believe are infringing our patents, and licensing discussions are underway. Unfortunately, there are enterprises which, while infringing on our patents, have neither given recognition to our patents nor have been willing to pay a licensing fee for their use to this point. In those situations, after failing to reach agreement on a licensing arrangement, we have taken, and will continue to take, the steps necessary to ensure that those enterprises cease and desist infringing our patents and compensate the Company for past infringement.

To achieve our goals in our Technologies business we plan to:

License our intellectual property: We have a number of issued patents and pending patent applications, which we utilize to provide our proprietary solutions. We believe that we hold the foundational patents for the manner in which a significant portion of VoIP traffic is routed in the marketplace today. We have licensed portions of our technology to third parties on a non-exclusive basis. We plan to further monetize our intellectual property by offering licenses to service providers, equipment companies and end-users who are deploying VoIP networks for phone-to-phone communications.

Our Telecommunications business, which generated substantially all of our revenue in 2004, is a broad-based communications segment servicing residential, small and medium-sized businesses, and corporate accounts in the United States. We provide a range of products, including local dial tone, domestic and international long distance voice services and fully managed, integrated data and enhanced services, to residential and commercial customers through a network of independent agents, telemarketing and our direct sales force. We are a U.S. facilities-based carrier with points of presence in 30 major U.S. cities. Our voice capabilities include nationwide Feature Group D (“FGD”) access. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Additionally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad which afford Acceris the opportunity for least cost routing on telecommunications services to our clients.

Our markets are characterized by the presence of numerous competitors which are of significant size relative to Acceris, while many others are similar or smaller in size. Acceris is a price taker in the markets in which it operates, and is affected by the global price compression brought on by technology advancements and deregulation in the telecommunications industry both domestically and internationally. To manage the effects of price compression, the Company endeavours to work with suppliers to reduce telecommunications costs and to regularly optimize its U.S. based network to reduce its fixed costs of operations, while working to integrate the back office functions of the business.

We have built our Telecommunications business through the acquisition of distressed or bankrupt assets, integrating the back office, broadening product/service offerings that consumers are demanding, and developing alternative channels to market. Our plan to become profitable on an operating income basis during 2004 was not achieved primarily due to our decision to halt the geographic expansion of our local dial tone offering as a direct result of regulatory uncertainty in our domestic markets, particularly in the areas of the Unbundled Network Element Platform (“UNE-P”), and growing Universal Service Fund (“USF”) contribution levels for traditional carriers. In 2004, the Company commenced offering local services in five states and realized revenue of $6,900, finishing the year with approximately 22,000 local subscribers. In March 2005, the Company decided to suspend efforts to attract new local customers in Pennsylvania, New Jersey, New York, Florida and Massachusetts, while continuing to support its existing local customers in those states. The decision was a result of the Federal Communications Commission’s (“FCC”) revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the Regional Bell Operating Companies (“RBOCs”) to substantially raise wholesale rates for the services known as unbundled network elements (“UNEs”), and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into a wholesale contract for UNE services in the future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues in 2005.

Domestic regulatory uncertainty, coupled with continued international deregulation of telecommunication services and technology advancements, is changing the underlying business model for our Telecommunications business.  We believe that to bring long term sustainable success to our Telecommunications business we need to acquire additional scale through acquisition.  However, we do not believe that we have the ability to raise, on acceptable terms, the capital required for telecommunications acquisitions. In conjunction with the advice of our strategic advisors, we are looking to merge with competitors or to dispose of the Telecommunications business or assets of the Telecommunications segment. There is no certainty that a merger or disposal can occur on a timely basis on favorable terms. For more information on the assets and operations of the Telecommunications business, please refer to Note 19 of the financial statements included in Item 15 of this Form 10-K.

A going concern qualification has been included by the Company’s independent registered public accounting firms in their audit opinions for each of 2002, 2003 and 2004. Readers are encouraged to take due care when reading the independent registered public accountants’ reports included in Item 15 of this report and this management’s discussion and analysis. In the absence of a substantial infusion of capital, or a merger or disposal of our Telecommunications business, the Company may not be able to continue as a going concern.

Additionally, since 2001, the Company has restated its consolidated financial statements three times and has also reported material deficiencies in internal controls, all of which have since been remedied.

History and Development of the Business

Acceris was incorporated in Florida in 1983 under the name MedCross, Inc., which was changed to I-Link Incorporated in 1997, and to Acceris Communications Inc. in 2003. Our development and transition is articulated below:

Technologies:

In 1994, we began operating as an Internet service provider and quickly identified that the emerging internet protocol (“IP”) environment was a promising basis for enhanced service delivery. We soon turned to designing and building an IP telecommunications platform consisting of our proprietary software, hardware and leased telecommunications lines. The goal was to create a platform with the quality and reliability necessary for voice transmission.

In 1997, we started offering enhanced services over a mixed IP-and-circuit-switched network platform. These services offered a blend of traditional and enhanced communication services and combined the inherent cost advantages of an IP-based network with the reliability of the existing Public Switched Telephone Network (“PSTN”).

In August 1997, we acquired MiBridge, Inc. (“MiBridge”), a communications technology company engaged in the design, development, integration and marketing of a range of software telecommunications products that support multimedia communications over the PSTN, local area networks (“LANs”) and IP networks. The acquisition of MiBridge permitted us to accelerate the development and deployment of IP technology across our network platform.

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

In 2002, the U.S. Patent and Trademark Office issued a patent (No. 6,438,124, the “Acceris Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the Acceris Patent reflects foundational thinking, application, and practice in the VoIP Services market. In simple terms, the Acceris Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance in between them, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or Voice Engines (VoIP Gateways). These local Internet Voice Engines provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and as such, can lead to reduced toll charges. In conjunction with the issuance of our core foundational Acceris Patent, we disposed of our domestic U.S. VoIP network in a transaction with Buyers United, Inc. (“BUI”), which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. As part of the sale, we retained all of our intellectual and property rights and patents.

In 2003, we added to our VoIP Patent Portfolio when we acquired U.S. Patent No. 6,243,373 (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The VoIP Patent, together with the existing Acceris Patent and its related international patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enables VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing Acceris’ patented technology. We intend to aggressively pursue recognition in the marketplace of our intellectual property via a focused licensing program. The comprehensive nature of the VoIP Patent, which is titled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”, is summarized in the patent’s abstract, which describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the public switched telephone network (PSTN) may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities”. In conjunction with the acquisition, we also agreed to give up 35% of the net residual rights to our VoIP Patent Portfolio.

Intellectual property - The Company currently owns a number of issued patents and utilizes the technology supported by those patents in providing its products and services. The Company also has a number of non-U.S. patents and patent applications pending. Included in its U.S. portfolio of patents are:

•	U.S. Patent No. 6,438,124 (issued in 2002)
•	U.S. Patent No. 6,243,373 (issued in 2001)
•	U.S. Patent No. 5,898,675 (issued in 1999)
•	U.S. Patent No. 5,754,534 (issued in 1998)

U.S. patents generally expire 17 years after issuance.

Together, these patented technologies have been successfully deployed and commercially proven in a nationwide IP network and in Acceris’ unified messaging service, Application Program Interface (“API”) and software licensing businesses. The Company is using the technology supported by its VoIP patents in its business and is also engaged in licensing discussions with third parties domestically and internationally.

Telecommunications:

Acceris’ Telecommunications business has been built through the acquisition of predecessor businesses, which have been and are continuing to be integrated, consolidated and organized to provide the highest level of service to customers with the maximum level of operational efficiency.

In June 2001, the Company entered this business by acquiring, from bankruptcy, certain assets of WorldxChange Communications Inc. (“WorldxChange”). WorldxChange was a facilities-based telecommunications carrier providing international and domestic long distance service to retail customers. At acquisition, the business consisted primarily of a dial-around product that allowed a customer to make a call from any phone by dialling a 10-10-XXX prefix. Since the acquisition, we expanded the product offering to include 1+ products (1+ products are those which enable a customer to directly dial a long distance number from their telephone by dialling 1-area code-phone number). Historically, WorldxChange marketed its services through consumer mass marketing techniques, including direct mail and direct response television and radio. In 2002, we revamped our channel strategy by de-emphasizing the direct mail channel and devoting our efforts to pursuing more profitable methods of attracting and retaining customers. Today we use a network of independent commission agents in multi-level marketing (“MLM”) telemarketing and commercial agent channels to attract and retain customers.

In December 2002, we completed the purchase of certain assets of RSL COM USA Inc. (“RSL”) from a bankruptcy proceeding. The purchase included the assets used by RSL to provide long distance voice and data services, including frame relay, to their commercial customers, and the assets used to provide long distance and other voice services to small businesses and the consumer/residential market.

In July 2003, we completed the purchase of Local Telcom Holdings, LLC (“Transpoint”), a financially distressed company. The purchase of Transpoint provided us with further penetration into the commercial agent channel and a larger commercial customer base.

In 2004 we added offerings of local communications products to our residential and small business customers, achieving revenue of $6,900 and completing the year with approximately 22,000 customers. The local dial tone service is provided under the terms of the UNE-P authorized by the Telecommunications Act of 1996, as amended, (the “1996 Act”) and is available in New York, New Jersey, Pennsylvania, Massachusetts and Florida, while our long distance services (1+ and 10-10-XXX) are available nationwide. In March 2005, the Company decided to suspend efforts to attract new local customers in Pennsylvania, New Jersey, New York, Florida and Massachusetts, while continuing to support its existing local customers in those states. The decision was a result of the Federal Communications Commission’s (“FCC”) revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the Regional Bell Operating Companies (“RBOCs”) to substantially raise wholesale rates for the services known as unbundled network elements (“UNEs”), and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into a wholesale contract for UNE services in the future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues in 2005.

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, we had a stockholders’ deficit of $61,965 (2003 - $42,953) and negative working capital of $21,352 (2003 - $26,576) at December 31, 2004.  Operations in 2004 were financed through a combination of related party debt, third party financing and the sale of securities in Buyers United Inc. ("BUI").  The Company had third party debt of $10,855 at December 31, 2004, a reduction from the $14,171 owed at December 31, 2003.  Scheduled debt payments in 2005 are expected to be $8,094 compared to $3,933 in 2004.  Related party debt owing to our 91% common stock owner, Counsel Corporation (collectively, with its subsidiaries, Counsel), at December 31, 2004 is $52,100 compared to $35,220 at December 31, 2003.  During 2004, Counsel extended the maturity of its debt from 2005 to January 2006.  Interest on the related party debt is rolled into the principal amounts outstanding.  This debt is supplemented by Counsel’s Keep Well, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements.  The Keep Well obligates Counsel to continue its financial support of Acceris until June 30, 2005.  The Keep Well is not expected to be extended beyond its current maturity.  The related party debt is subordinated to the Wells Fargo Foothill, Inc. (“Foothill”) credit facility and to the Laurus Master Fund, Ltd. of New York (“Laurus”) convertible debenture. Additionally, both of these financial instruments are guaranteed by Counsel through their respective maturities of June 2005 and October 2007, respectively. The current debt arrangements with Laurus prohibit the repayment of Counsel debt prior to the repayment or conversion of the Laurus debt.  The Laurus debt, to the extent that it is not converted, is due in October 2007.  The current asset-based facility with Foothill matures in June 2005 and is not expected to be extended beyond its current maturity.  No additional borrowings are available under this facility at December 31, 2004. Payments cannot be made to Counsel while the Foothill facility remains outstanding.

The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for each of the years ended December 31, 2002, 2003 and 2004 contained an explanatory paragraph wherein they expressed the opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Readers are encouraged to take due care when reading the independent registered public accountants’ reports included in Item 15 of this report.  Stockholders are urged to obtain the necessary advice before becoming or continuing as a stockholder in the Company.

Organically, we do not expect to see telecommunications revenue grow in 2005.  We expect to continue our ongoing product migration from 10-10-XXX and 1+ products to a broader product portfolio that includes long distance and enhanced services for our residential customers while we continue to expand the breadth of our data and managed services offerings for our enterprise customers.  This migration is expected to significantly improve revenue and contribution per continuing customer.  In 2004, the Company commenced offering local services in five states and realized revenue of $6,900; and the Company finished 2004 with approximately 22,000 local subscribers.  In March 2005, the Company decided to suspend efforts to attract new local customers in Pennsylvania, New Jersey, New York, Florida and Massachusetts, while continuing to support its existing local customers in those states. The decision was a result of the Federal Communications Commission’s (“FCC”) revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the Regional Bell Operating Companies (“RBOCs”) to substantially raise wholesale rates for the services known as unbundled network elements (“UNEs”), and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into a wholesale contract for UNE services in the future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues in 2005. Additionally, we remain concerned about the continuing increases in the contribution rates of the Universal Service Fund (“USF”), coupled with the exclusion from USF contributions of communications companies whose product offerings provide the same service as traditional telecommunications companies.

There is significant doubt about the Company’s ability to obtain additional financing beyond June 30, 2005 to support its Telecommunications operations once the Keep Well from Counsel expires. Additionally, the Company does not at this time have an ability to obtain additional financing for its Telecommunications business to pursue expansion through acquisition. Due to these financial constraints, and with the belief that the Company does not have sufficient scale to create positive cash flow, management and its strategic advisors are looking to merge or dispose of the Telecommunications business. There is no certainty that a merger or disposal can occur on a timely basis on favorable terms. For more information on the assets and operations of the Telecommunications business, please refer to Note 19 of the financial statements included in Item 15 of this Form 10-K.

Ownership Structure and Capital Resources

•	The Company is approximately 91% owned by Counsel. The remaining 9% is owned by public stockholders.

•
The Company has total gross debt of $62,955 at December 31, 2004. 83% or $52,100 of this debt is owed to Counsel and an additional 16% or $10,050 is guaranteed by Counsel leaving 1% or $805 of the Company’s debt outstanding to third parties.

•
Since becoming controlling stockholder in 2001, Counsel has invested over $90,000 in Acceris to fund the completion of Acceris’ technology and to fund the building of Acceris’ telecommunications business. In 2004, Counsel invested approximately $12,584 in Acceris and continues to have a commitment to provide the necessary funding to ensure the continued operations of the Company through June 30, 2005. In addition, Counsel has subordinated its debt, and guaranteed our obligations, to Laurus and Foothill.

•	In 2004, the Company successfully completed a $5,000 financing with Laurus, an unrelated third party. Proceeds were used to fund operations.

Cash Position

Cash and cash equivalents as of December 31, 2004 were $458 compared to $2,033 in 2003 and $3,620 in 2002.

Cash flow from operating activities

Our working capital deficit decreased to $21,352 at December 31, 2004 from $26,576 as of December 31, 2003. The decrease in working capital deficit is primarily related to (1) the reduction in deferred revenues of $4,719, (2) the reduction in amounts owing to Foothill of $7,402, (3) the reduction in accounts payable, accrued liabilities of $1,023, offset by (4) the reduction in our current assets of $9,301 due to lower revenues and improved collections of accounts receivable, the sale of securities in BUI and the reduction in the cash reserves.

Cash used by operating activities (excluding non-cash working capital and the asset-based lending facility) during 2004 was $4,653 (2003 - $9,424, 2002 - $4,302). The reduction in operating cash requirements in 2004 was primarily due to a reduction in the level of operating losses compared to 2003.

Cash utilized in investing activities

Net cash contributed from investing activities in 2004 was $2,850 (2003 - ($1,827), 2002 - ($9,233)). In 2004, cash used by investing activities relates to the purchase of equipment in the amount of $731 (2003 - $2,036), offset by the proceeds from the disposition of securities held in BUI of $3,581 (2003 - $nil). In 2003, we invested a net $100 in cash and gave up 35% of the net residual rights to our VoIP Patent Portfolio as part of the purchase price for U.S. Patent No. 6,243,373.

Cash provided by financing activities

Financing activities provided net cash of $5,827 (2003 - $8,555; 2002 - $13,061). The decrease in 2004 from 2003 primarily relates to the reduction of $7,402 in debt owing under our asset-based facility with Foothill, scheduled lease payments of $2,714, and the $1,104 settlement of a note payable to the Estate of RSL, relating to the 2002 acquisition of RSL’s Agent and Enterprise business. This was offset primarily by increased financing from Counsel in 2004 which totaled $12,584 compared to $7,896 provided in 2003 (2002 - $16,823), and by the proceeds of $4,773 (2003 - nil; 2002 - nil)) from the issuance of a convertible note with detachable warrants to Laurus, an unrelated third party.

Contractual Obligations

We have various commitments in addition to our debt. The following table summarizes our contractual obligations at December 31, 2004:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations - related party	$52,100	$—	$52,100	$—	$—
Long term debt obligations - third party	$10,855	$6,653	$3,964	$238	$—
Capital lease obligations	$1,441	$1,441	$—	$—	$—
Operating leases for office space and equipment	$4,268	$1,856	$1,887	$525	$—
Purchase commitments for telecommunications services (1)	$12,000	$12,000	$—	$—	$—

(1) From time to time, Acceris has various agreements with national carriers to lease local access spans and to purchase carrier services. The agreements include minimum usage commitments with termination penalties. At December 31, 2004 the Company has minimum purchase commitments of $12,000 between December 2004 and November 2005. $6,000 of the commitments must be completed by June 2005. Failure to achieve either element of the commitments will result in a penalty of $187 per failure event. The Company expects to meet these commitments and accordingly has not recorded any expense related to these commitments.

Consolidated Results of Operations

We have provided information on an annual and rolling quarter basis as we believe that this is an appropriate way to review the financial results of the business.

Key selected financial data for the three years ended December 31, 2002, 2003 and 2004 are as follows:

				Percentage Change
	2002	2003	2004	2003 vs. 2002	2004 vs. 2003
Revenues:
Telecommunications services	$85,252	$133,765	$112,595	57%	(16)%
Technology licensing and development	2,837	2,164	540	(24)	(75)
Total revenues	88,089	135,929	113,135	54	(17)
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation and amortization shown below)	50,936	86,006	60,067	69	(30)
Selling, general, administrative and other	33,015	57,264	54,430	73	(5)
Provision for doubtful accounts	5,999	5,438	5,229	(9)	(4)
Research and development	1,399	—	442	N/A	N/A
Depreciation and amortization	4,270	7,125	6,976	67	(2)
Total operating costs and expenses	95,619	155,833	127,144	63	(18)
Operating loss	(7,530)	(19,904)	(14,009)	164	(30)
Other income (expense):
Interest expense - related party	(4,515)	(10,878)	(8,488)	141	(22)
Interest expense - third party	(3,680)	(2,391)	(2,861)	(35)	20
Other income	395	1,216	2,471	208	103
Total other expense, net	(7,800)	(12,053)	(8,878)	55	(26)
Loss from continuing operations	(15,330)	(31,957)	(22,887)	108	(28)
Income (loss) from discontinued operations, net of $0 tax	(12,508)	529	104	(104)	(80)
Net loss	$(27,838)	$(31,428)	$(22,783)	13	(28)

2004 Compared to 2003

In order to more fully understand the comparison of the results of continuing operations for 2004 as compared to 2003, it is important to note the following significant changes in our operations that occurred in 2004 and 2003:

•
In July 2003, we completed the acquisition of Transpoint. The operations of Transpoint from July 28, 2003 to December 31, 2003 were included in the statement of operations for 2003. The operations of Transpoint have been included in the statement of operations for 2004.

•
In November 2002, we began to sell a network service offering obtained from a new supplier. The sale of that product ceased in July 2003. Revenue from this offering is recognized using the unencumbered cash method. In 2004, $6,714 was recognized in revenue compared to $7,629 in 2003. Expenses associated with this offering were recorded when incurred. In 2004 the Company recorded a recovery of expense amounting to $203, which is included in telecommunications network costs, compared to incurring costs of $9,107 in 2003. The cessation of this product offering does not qualify as discontinued operations under generally accepted accounting principles.

•
In January 2004, the Company commenced offering local dial tone services via the UNE-P, bundled with long distance, which contributed approximately $6,900 in revenue. At December 31, 2004 services were being offered in five states and the Company had approximately 22,000 local customers. In 2003, no similar product revenue stream existed.

Telecommunications services revenue declined to $112,595 in 2004 from $133,765 in 2003 due primarily to the following:

•
In 2004 we introduced a local and long distance bundled offering which contributed $6,900 in revenue compared to no revenue in 2003. The Company rolled out this product offering to five states in 2004. It had been the Company’s plan to roll out this product nationwide in 2004. However, we held off implementing this growth plan pending resolution of regulatory uncertainty surrounding UNE-P. We finished the year with approximately 22,000 customers, and in the fourth quarter we received approximately $46.00 of average monthly revenue per customer (“ARPU”). In March 2005, the Company decided to suspend efforts to attract new local customers in Pennsylvania, New Jersey, New York, Florida and Massachusetts, while continuing to support its existing local customers in those states. The decision was a result of the Federal Communications Commission’s (“FCC”) revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the Regional Bell Operating Companies (“RBOCs”) to substantially raise wholesale rates for the services known as unbundled network elements (“UNEs”), and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into a wholesale contract for UNE services in the future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues in 2005.

•
In 2004, we experienced attrition in our 1+ customer base which declined from approximately 161,000 customers at the beginning of the year to approximately 153,000 customers at the end of the year. We also experienced a reduction in ARPU from approximately $26.00 in the fourth quarter of 2003 to approximately $22.00 in the fourth quarter of 2004. The reduction in the number of customers is due to the Company focusing its customer acquisition programs on the local and long distance bundled offering, described above, in five states versus focusing on long distance nationwide as in prior years. The reduction in the ARPU relates to the continued reduction of long distance rates for services, primarily in various international destinations to which customers are making outbound long distance calls.

•
Since 2001, the Company has not actively marketed its 10-10-XXX or dial around products. Accordingly, the Company continued to experience an erosion of this customer base. The Company started 2004 with approximately 193,000 customers in this category and finished the year with approximately 121,000 customers. Consistent with our 1+ product offering, we saw the ARPU declining from the fourth quarter of 2003 from approximately $23.00 to approximately $18.00 by the fourth quarter of 2004.

•
In 2004, direct sales were $20,200, down from $25,700 in 2003. The reduced revenue is due to the non-renewal of some customer contracts, price concessions provided on contract renewals, and an overall lower average volume of traffic. The customer base grew from 227 in 2003 to 234 in 2004.

•
In both 2004 and 2003, the Company recognized revenue from its network service offering. Revenue in 2004 and 2003 was $6,714 and $7,629 respectively. No additional revenue is expected from this product, which was discontinued in July 2003.

•
Overall, the Company continued to experience price erosion in 2004 in a very competitive long distance market. Our number of subscribers decreased from 354,248 at December 31, 2003 to 295,931 at December 31, 2004. In 2004, we recognized approximately $76,551 of domestic and international long distance revenues (including monthly recurring charges and USF fees) on approximately 952,700,000 minutes, resulting in a blended rate of approximately $0.08 per minute. In 2003, we recognized approximately $97,756 of domestic and international long distance revenues on approximately 907,000,000 minutes, resulting in a blended rate of approximately $0.11 per minute.

Technologies revenue is derived from licensing and related services revenue. Utilizing our patented technology, VoIP enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications, and makes Acceris a major participant in the provision of VoIP solutions. We have commenced the aggressive pursuit of recognition of our intellectual property in the marketplace through a focused licensing program. Revenue and contributions from this business to date have been based on the sales and deployments of our VoIP solutions, which will continue. The timing and sizing of various projects will result in a continued pattern of fluctuating financial results. We expect growth in revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio.

Technologies earned revenues of $540 in 2004 compared to $2,164 in 2003. The revenues in 2003 relate to two contracts. The first contract was entered into in the first quarter of 2003, for which acceptance was obtained in the second quarter of 2003. The contract involves both technology licensing and the provision of services. Revenue from the contract was recognized over the service period starting with acceptance in the second quarter of 2003 and continued throughout the period of our continued involvement. In 2003 we recognized $1,564 in revenue from this customer. The second contract was entered into with a Japanese company. In the third quarter of 2003 when delivery, acceptance and payment were all completed, revenue of $600 was recognized. Revenue of $540 was recognized from this contract in 2004.

Telecommunications network expense was $60,067 for the year ended December 31, 2004 as compared to $86,006 for the year ended December 31, 2003, a decrease of $25,939. On a comparative percentage basis, telecommunications costs totalled 53% of telecommunications services revenue in 2004, compared to 64% of revenue in 2003. Telecommunications services margins (telecommunications services revenues less telecommunications network expenses), fluctuate significantly from period to period, and are expected to continue to fluctuate significantly for the foreseeable future. Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

•
Costs associated with our network service offering were ($203) in 2004 compared to $9,107 in 2003. The network service offering is a product that was sold from November 2002 to July 2003. Costs associated with this product were expensed as incurred, while revenue was recorded using the unencumbered cash receipts method. This method of accounting resulted in the recording of expenses upfront and the recording of revenue over time as cash receipts from services provided became unencumbered. Revenue from this product in 2003 and in 2004 was $7,629 and $6,714, respectively.

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

•
Our voice and frame relay networks. Each network has a significant fixed cost element and a minor variable per minute cost of traffic carried element; significant fluctuations in the number of minutes carried on-net from month to month can significantly affect the margin percentage from period to period. The fixed network monthly cost is approximately $697 as of December 2004 compared to $1,099 in December 2003. Fixed network costs represent the fixed cost of operating the voice and data networks that carry customer traffic, regardless of the volume of traffic.

•
Changes in contribution rates to the USF and other regulatory changes associated with the fund. Such changes include increases and decreases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that USF contributions collected from customers can no longer exceed contributions. Although USF rates are increasing - they were 7.28% in the first quarter of 2003 and will be raised to 11.1% in April 2005 - the USF expense in 2004 decreased to $5,475 compared to $8,219 in 2003, due to lower assessable revenues.

•
During the fourth quarter of 2004, the Company resolved network service disputes with two service providers related to telecommunications services delivered to the Company in current and prior years. This resulted in a reduction of telecommunications expense and the related obligation recorded by the Company in 2004 of $1,869.

In connection with the 2003 acquisition of U.S. Patent No. 6,243,373, the Company agreed to remit to the former owner of the patent 35% of the net proceeds from future revenue derived from the licensing of the VoIP Patent Portfolio, composed of U.S. Patent Nos. 6,243,373 and 6,438,124. Net proceeds are defined as revenue from licensing the patent portfolio less costs necessary to obtain the licensing arrangement. As patent licensing revenues grow, these costs will affect margins.

Selling, general, administrative and other expense was $54,430 for the year ended December 31, 2004 as compared to $57,264 for the year ended December 31, 2003. The significant changes included:

•
Compensation expense was $21,806 compared to $23,299 in 2003, including bonuses of $512 in 2004 and $349 in 2003. The reduction is primarily attributed to lower staff levels in 2004 compared to 2003. In 2004 we finished the year with 277 employees compared to 340 employees in 2003.

•	External commissions totaled $7,499 in 2004 compared to $9,441 in 2003. Lower commission costs were experienced in 2004 due to lower revenues.

•
Customer acquisition costs, including telemarketing, totaled $2,857 in 2004 compared to $2,316 in 2003. The Company incurred higher telemarketing costs relating to our focused efforts to encourage customers to acquire local dial tone and long distance bundled services throughout 2004.

•
Legal expenses in 2004 were $2,593 compared to $940 in 2003. The increase in legal costs primarily related to the Company taking legal action against ITXC for infringement of the VoIP Patent Portfolio and legal fees associated with the direct and derivative actions against the Company.

•
Billings and collections expenses decreased from approximately $7,843 in the year ended December 31, 2003 to approximately $6,590 in the year ended December 31, 2004, relating to the reduction in revenue in the respective periods.

•
Accounting and tax consulting expenses remained relatively flat, year over year, at approximately $1,460 in the year ended December 31, 2003 and approximately $1,450 in the year ended December 31, 2004.

•
We incurred restructuring expenses of $510 in the year ended December 31, 2004, relating primarily to severance costs paid to reduce the Company’s work force by approximately 20 percent in August 2004. There were no similar expenses in 2003.

•
Included in the year ended December 31, 2003 are integration expenses of approximately $700, relating to the 2002 acquisition of certain assets of the estate of RSL. There were no similar expenses in 2004.

`
Provision for doubtful accounts -The $209 decrease is primarily due to lower revenue levels in 2004 compared to 2003. The provision for doubtful accounts as a percentage of total revenue was 4.6% in 2004 compared to 4.0% in 2003.

Depreciation and amortization - This expense was relatively flat between 2003 and 2004. In 2004, depreciation from property, plant and equipment was lower than in 2003 as more assets reached the end of their accounting life. This was offset by an increase in amortization of the intangibles asset known as Agent Relationships. In the fourth quarter of 2004, management assessed the future cash flows expected to be derived from the Commercial Agent Channel based on both the continued margin compression and the high commission levels paid to third party agents. Based on this assessment, management made the decision to write down Agent Relationships to $360. The writedown resulted in an increase of $637 in the depreciation and amortization expense for 2004. In conjunction with this impairment assessment the Company has also reduced the amortization life of the intangible asset from 36 months to 30 months. The monthly amortization in 2005 will be $30 per month.

Research and development costs (“R&D”) - In 2004, the Company resumed R&D activities related to its VoIP platform. R&D expense was $442 in 2004 compared to $nil in 2003.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense - This totaled $8,488 in 2004 compared to $10,878 in 2003. The reduction of $2,390 is largely attributed to a lower average loan balance with our majority stockholder and major creditor, Counsel, due to the fact that $40,673 of debt was converted to equity in November 2003. Included in related party interest expense in 2004 is $4,126 of amortization of the beneficial conversion feature, related to Counsel’s ability to convert $16,714 of debt at $5.02 per share. In 2003, amortization of the beneficial conversion feature was $5,590 on $15,291 debt to Counsel convertible at $6.15 per share.

•	Third party interest expense - This totaled $2,861 in 2004 compared to $2,391 in 2003. The increase of $470 is attributed to a higher average third party debt in 2004 compared to 2003.

•
Other income - In 2004, other income is primarily comprised of gains of $1,376 recognized on the disposition of the Company’s ownership in BUI, coupled with $767 in gains resulting from the discharge of certain obligations associated with our former participation with a consortium of owners in an indefeasible right of usage, and a gain of $204 from the estate of WorldxChange’s agreement to offset an unrecorded receivable of the Company against a legal obligation to the estate relating to the 2001 acquisition of the WorldxChange business from bankruptcy. In 2003, the other income was primarily related to the discharge of obligations from two settlement agreements completed during 2003 with network carriers, which totaled $1,141.

2003 Compared to 2002

When considering the review of the results of continuing operations for 2003 compared to 2002, it is important to note the following significant changes in our operations that occurred in 2003 and 2002. Namely:

•
In July 2003, we completed the acquisition of Transpoint. The operations of Transpoint from July 28, 2003 to December 31, 2003 were included in the statement of operations for 2003. However, there were no such operations in 2002.

•
On December 10, 2002, we purchased certain assets of RSL, including the assumption of certain liabilities. The RSL operations from January 1, 2003 to December 31, 2003 were included in the statement of operations for 2003. In 2002, the operations of RSL were included for the period December 10, 2002 to December 31, 2002.

•
On December 6, 2002, we entered into an agreement to sell substantially all of the assets and customer base of ILC. The sale closed on May 1, 2003. As a result of the agreement, the operational results related to ILC were reclassified as discontinued operations in 2003 and prior years, and accordingly are not included in the following analysis of continuing operations for 2003 or 2002.

•
In November 2002, we began to sell a network service offering provided by a new supplier. The sale of that service offering ceased in late July 2003. Revenue from this offering is recognized using the unencumbered cash method. In 2003, $7,629 was recognized in revenue, compared to no revenue being recognized in 2002. Expenses associated with this offering were recorded when incurred. In 2003 the Company recorded expenses of $9,107, which is included in telecommunications network costs, compared to incurring costs of $1,995 in 2002. The cessation of this product offering does not qualify as discontinued operations under generally accepted accounting principles.

Telecommunications services revenue increased to $133,765 in 2003 from $85,252 in 2002 due primarily to the following:

•
In December 2002, we acquired certain assets of RSL from a bankruptcy proceeding. The acquisition was accounted for under the purchase method of accounting and, accordingly, revenue subsequent to the acquisition was included in our revenue. There is a full year of RSL revenue included in 2003, versus less than one month in 2002. The operations of RSL provided approximately $15,300 in Telecommunications revenues in 2003, compared to approximately $2,500 for December 2002.

•	Additionally, the operations of Transpoint which began in July 2003 provided approximately $2,055 in Telecommunications revenue during 2003, which was not present in 2002.

•
In 2003, revenues from our dial around product were approximately $54,900 versus approximately $66,800 in 2002. We experienced a decline in revenue from 10-10-XXX dial around services and from a related direct mail program that was launched in 2001 and curtailed in early 2002.

•
Revenues from our 1+ product were approximately $44,400 in 2003 versus approximately $15,791 in 2002. We experienced growth in our revenue from customers acquiring 1+ services through our growing commercial, ethnic and MLM channels on which we began to focus in early 2002.

•
In 2003, direct sales were $25,700, compared to $1,500 in 2002. The increase in revenue year over year is due to the December 2002 acquisition of the customer base from a third party. The customer base in 2003 declined from 276 to 227 due to the non-renewal of contracts by customers preceding and following the acquisition of the customer base.

•
We launched a network service offering in 2002, which we curtailed in July 2003. In 2003 we recognized revenues of approximately $7,629 as cash receipts from this offering became unencumbered, compared to recognizing no revenues in 2002.

•
Our customer and traffic growth outpaced the price compression in a very competitive long distance market in 2003. The increase in number of subscribers from 279,532 at December 31, 2002 to 354,248 at December 31, 2003, coupled with the increase in traffic per user, drove the remainder of our year-over-year increase in revenue. In 2003, we recognized approximately $97,756 of domestic and international long distance revenues (including monthly recurring charges and USF fees) on approximately 907,000,000 minutes, resulting in a blended rate of approximately $0.11 per minute. In 2002, we recognized approximately $82,466 of domestic and international long distance revenues on approximately 680,480,000 minutes, resulting in a blended rate of approximately $0.12 per minute.

Technology licensing and development revenues decreased $673 to $2,164 in 2003 from $2,837 in 2002. The decrease was related to having revenue from two contracts outstanding in 2003 compared to three contracts in 2002. Technology licensing revenues are project-based and, as such, these revenues will vary from year to year based on the timing and size of the projects and related payments.

Telecommunications network expense - The $35,070 increase related primarily to the inclusion of a full year of the operations of the RSL assets in 2003 as opposed to less than one month in 2002. In 2003, the operations of RSL’s Enterprise business incurred approximately $15,279 in telecommunications network expense versus approximately $1,190 in December of 2002. The inclusion of a full year of activity for the Agent business of RSL resulted in an increase of approximately $8,734. Additionally, we recognized an increase of approximately $7,112 in telecommunications network expense associated with our network service offering in 2003 over 2002.

Selling, general, administrative and other (“SG&A”) - The $24,249 increase related primarily to the inclusion of a full year of the operations of RSL in 2003 as opposed to less than one month in 2002. In 2003, the operations of RSL’s Enterprise business incurred approximately $10,378 in SG&A versus approximately $810 in December of 2002. The inclusion of a full year of activity for the Agent business of RSL combined with our existing costs resulted in an increase in SG&A from 2002 to 2003 of $13,471.

Provision for doubtful accounts -The $561 decrease was primarily due to lower bad debt experience levels for our direct billed customers because of the Company’s implementation of a dedicated collection team in 2003. The provision for doubtful accounts as a percentage of total revenue was 4.0% in 2003 compared to 6.8% in 2002. This percentage decrease was also due to the revenue from our network service offering being recognized on an unencumbered cash receipts method, which was $7,629 in 2003 and none in 2002. Additionally, in 2003 we recognized $25,615 in revenues from our Enterprise segment, compared to $1,547 in 2002. Enterprise customers consistently have a lower bad debt rate than residential customers. The revenues for our Enterprise segment have a significantly lower bad debt experience than our retail revenues.

Depreciation and amortization - The increase related primarily to tangible and intangible assets acquired pursuant to the RSL and Transpoint acquisitions. Depreciation and amortization on the assets purchased from RSL was approximately $1,800 for all of 2003, which was present for less than one month in 2002. Additionally, the intangible assets associated with the Transpoint purchase incurred additional amortization of approximately $245 during 2003, which was not present in 2002. The remainder of the increase was associated with depreciation on the purchase of new furniture, fixtures, equipment and software during the year.

Research and development costs (“R&D”) - We had no R&D expenses in 2003, compared to $1,399 in 2002, because we ceased our R&D activities in 2002. We resumed investing in R&D in the second quarter of 2004.

The changes in other income (expense) were primarily related to the following:

•
Related party interest expense - This totaled $10,878 in 2003 compared to $4,515 in 2002. The increase of $6,363 is largely attributed to a larger average loan balance with our majority stockholder and major creditor, Counsel. Included in related party interest expense in 2003 is $5,590 of amortization of the beneficial conversion feature related to Counsel’s ability to convert $15,291 of debt at $6.15 per share. In 2002, amortization of the beneficial conversion feature was $305 on $13,989 debt to Counsel convertible at $7.80 per share. In November 2003, $40,673 of Counsel debt was converted into equity. The Counsel debt carried an interest rate of 10%; therefore the conversion led to approximately $4,000 in annual interest savings. Such savings were reduced by increases in debt due to advances by Counsel during 2004.

•	Third party interest expense - This totaled $2,391 in 2003 compared to $3,680 in 2002. The decrease of $1,289 is attributed to a lower average third party debt in 2003 compared to 2002.

•
Other income - The $821 increase in other income was primarily related to the discharge of obligations from two settlement agreements with network carriers, completed during 2003, which totaled $1,141. In 2002, other income included approximately $200 in income recorded when we were informed that we had funds on deposit with vendors that we had not known previously existed. The changes year to year in other income related to items which are non-recurring.

Supplemental Analysis

Management believes that the most appropriate way to analyze Acceris is to examine the changes in the business quarter over quarter. Accordingly, we have presented the consolidated and segmented viewpoints on this basis.

	2003 (unaudited)				2004 (unaudited)				Full Year (audited)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	2002	2003	2004

Revenues:
Telecommunications	$30,367	$31,853	$31,923	$31,993	$28,360	$26,229	$27,229	$24,063	$85,252	$126,136	$105,881
Network service offering	—	4,142	3,079	408	6,363	190	161	—	—	7,629	6,714
Technologies	—	1,050	1,049	65	450	90	—	—	2,837	2,164	540
Total revenues	30,367	37,045	36,051	32,466	35,173	26,509	27,390	24,063	88,089	135,929	113,135
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation and amortization shown below)	19,543	19,154	19,266	18,936	16,635	15,680	15,349	12,606	48,941	76,899	60,270
Network service offering	6,205	2,165	807	(70)	—	(203)	—	—	1,995	9,107	(203)
Selling, general, administrative and other	14,225	14,617	13,981	14,441	14,763	14,074	13,992	11,601	33,015	57,264	54,430
Provision for doubtful accounts	1,175	1,131	1,466	1,666	1,227	1,740	941	1,321	5,999	5,438	5,229
Research and development	—	—	—	—	—	106	119	217	1,399	—	442
Depreciation and amortization	1,826	1,758	1,993	1,548	1,704	1,653	1,520	2,099	4,270	7,125	6,976
Total operating costs and expenses	42,974	38,825	37,513	36,521	34,329	33,050	31,921	27,844	95,619	155,833	127,144
Operating income (loss)	(12,607)	(1,780)	(1,462)	(4,055)	844	(6,541)	(4,531)	(3,781)	(7,530)	(19,904)	(14,009)
Other income (expense):
Interest expense	(2,915)	(3,394)	(3,398)	(3,562)	(3,533)	(2,486)	(2,562)	(2,768)	(8,195)	(13,269)	(11,349)
Other income	2	1	53	1,160	1,377	811	226	57	395	1,216	2,471
Total other income (expense)	(2,913)	(3,393)	(3,345)	(2,402)	(2,156)	(1,675)	(2,336)	(2,711)	(7,800)	(12,053)	(8,878)
Loss from continuing operations	(15,520)	(5,173)	(4,807)	(6,457)	(1,312)	(8,216)	(6,867)	(6,492)	(15,330)	(31,957)	(22,887)
Gain (loss) from discontinued operations, net of $0 tax	(277)	371	213	222	104	—-	—	—	(12,508)	529	104
Net loss	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(1,208)	$(8,216)	$(6,867)	$(6,492)	$(27,838)	$(31,428)	$(22,783)

Supplemental - Segmented Analysis:

Telecommunications

	2003 (unaudited)				2004 (unaudited)				Full Year (audited)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	2002	2003	2004
Revenues:
Retail	$30,367	$31,853	$31,923	$31,993	$28,360	$26,229	$27,229	$24,063	$85,252	$126,136	$105,881
Network service offering	—	4,142	3,079	408	6,363	190	161	—	—	7,629	6,714
Total	30,367	35,995	35,002	32,401	34,723	26,419	27,390	24,063	85,252	133,765	112,595
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation and amortization shown below)	19,543	19,154	19,266	18,936	16,635	15,680	15,349	12,606	48,169	76,899	60,270
Network service offering	6,205	2,165	807	(70)	—	(203)	—	—	1,995	9,107	(203)
Selling, general, administrative and other (includes provision for bad debt expense)	14,732	14,031	14,493	15,066	15,214	15,114	14,223	11,416	35,277	58,322	55,967
Depreciation and amortization	1,826	1,758	1,993	1,548	1,699	1,648	1,515	2,094	4,214	7,125	6,956
Total operating costs and expenses	42,306	37,108	36,559	35,480	33,548	32,239	31,087	26,116	89,655	151,453	122,990
Operating income (loss)	(11,939)	(1,113)	(1,557)	(3,079)	1,175	(5,820)	(3,697)	(2,053)	(4,403)	(17,688)	(10,395)
Other income (expense), net	(721)	(942)	(762)	(283)	67	(777)	(502)	(600)	(2,941)	(2,708)	(1,812)
Segment income (loss)	$(12,660)	$(2,055)	$(2,319)	$(3,362)	$1,242	$(6,597)	$(4,199)	$(2,653)	$(7,344)	$(20,396)	$(12,207)

Technologies

	2003 (unaudited)				2004 (unaudited)				Full Year (audited)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	2002	2003	2004
Revenues:
Technology	$—	$1,050	$1,049	$65	$450	$90	$—	$—	$2,837	$2,164	$540
Operating costs and expenses:
Selling, general, administrative and other	73	575	282	220	366	465	211	732	1,850	1,150	1,774
Research and development	—	—	—	—	—	106	119	217	—	—	442
Depreciation and amortization	—	—	—	—	5	5	5	5	11	—	20
Total operating costs and expenses	73	575	282	220	371	576	335	954	1,861	1,150	2,236
Operating income (loss)	(73)	475	767	(155)	79	(486)	(335)	(954)	976	1,014	(1,696)
Other income (expense), net	—	—	—	—	(344)	(352)	(360)	(368)	—	—	(1,424)
Segment income (loss)	$(73)	$475	$767	$(155)	$(265)	$(838)	$(695)	$(1,322)	$976	$1,014	$(3,120)

Reconciliation of Segmented Information to Consolidated Statements of Operations

	2003 (unaudited)				2004 (unaudited)				Full Year (audited)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	2002	2003	2004
Operating income (loss):
Telecommunications	$(11,939)	$(1,113)	$(1,557)	$(3,079)	$1,175	$(5,820)	$(3,697)	$(2,053)	$(4,403)	$(17,688)	$(10,395)
Technologies	(73)	475	767	(155)	79	(486)	(335)	(954)	976	1,014	(1,696)
Total segment operating income (loss)	(12,012)	(638)	(790)	(3,234)	1,254	(6,306)	(4,032)	(3,007)	(3,427)	(16,674)	(12,091)
Operating costs not allocated to segments	(595)	(1,142)	(672)	(821)	(410)	(235)	(499)	(774)	(4,103)	(3,230)	(1,918)
Operating income (loss)	(12,607)	(1,780)	(1,462)	(4,055)	844	(6,541)	(4,531)	(3,781)	(7,530)	(19,904)	(14,009)
Interest and other income (expense), net:
Telecommunications	(721)	(942)	(762)	(283)	67	(777)	(502)	(600)	(2,941)	(2,708)	(1,812)
Technologies	—	—	—	—	(344)	(352)	(360)	(368)	—	—	(1,424)
Total segment interest and other income (expense), net	(721)	(942)	(762)	(283)	(277)	(1,129)	(862)	(968)	(2,941)	(2,708)	(3,236)
Interest and other income (expense), net, not allocated to segments	(2,192)	(2,451)	(2,583)	(2,119)	(1,879)	(546)	(1,474)	(1,743)	(4,859)	(9,345)	(5,642)
Other income (expense), net	(2,913)	(3,393)	(3,345)	(2,402)	(2,156)	(1,675)	(2,336)	(2,711)	(7,800)	(12,053)	(8,878)
Loss from continuing operations	(15,520)	(5,173)	(4,807)	(6,457)	(1,312)	(8,216)	(6,867)	(6,492)	(15,330)	(31,957)	(22,887)
Gain (loss) from discontinued operations	(277)	371	213	222	104	—	—	—	(12,508)	529	104
Net loss	$(15,797)	$(4,802)	$(4,594)	$(6,235)	$(1,208)	$(8,216)	$(6,867)	$(6,492)	$(27,838)	$(31,428)	$(22,783)

Supplemental Statistical and Financial Data

All amounts shown are unaudited.

(In millions of dollars, except where indicated)	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Gross revenues — product mix
Local and long-distance bundle	$—	$—	$—	$—	$0.1	$1.0	$2.7	$3.1
Domestic long-distance	7.8	7.8	7.4	7.5	6.4	5.6	5.4	4.8
International long-distance	12.8	14.4	15.3	15.1	13.0	11.4	10.5	9.2
MRC/USF (1)	2.3	2.4	2.8	3.0	3.0	2.7	2.3	2.3
Dedicated voice	0.4	0.3	0.4	0.4	0.3	0.3	0.4	0.5
Direct sales revenues	7.1	6.8	5.9	5.9	5.4	5.0	5.8	4.0
Other	—	0.1	0.2	—	0.1	0.2	0.2	0.2
Total telecommunications revenue	$30.4	$31.8	$32.0	$31.9	$28.3	$26.2	$27.3	$24.1
Network service offering	—	4.1	3.1	0.4	6.4	0.2	0.1	-
Technology licensing and development	—	1.1	1.0	0.1	0.5	0.1	-	-
Total revenues	$30.4	$37.0	$36.1	$32.4	$35.2	$26.5	$27.4	$24.1

Telecommunications revenue by customer type:
Local and long-distance bundle	$—	$—	$—	$—	$0.1	$1.0	$2.7	$3.1
Dial-around	14.8	13.3	13.7	13.3	10.3	9.0	7.2	6.5
1+	8.5	11.6	12.2	12.7	12.4	11.0	11.4	10.3
Direct sales	7.1	6.8	5.9	5.9	5.4	5.0	5.8	4.0
Other	—	0.1	0.2	—	0.1	0.2	0.2	0.2
Total telecommunications revenues	$30.4	$31.8	$32.0	$31.9	$28.3	$26.2	$27.3	$24.1

Gross revenue — product mix (%):
Local and long-distance bundle	-	-	-	-	0.4%	3.8%	9.8%	12.9%
Domestic long-distance	25.6%	24.6%	23.1%	23.5%	22.6%	21.4%	19.9%	19.9%
International long-distance	42.1%	45.3%	47.8%	47.3%	45.9%	43.1%	38.4%	38.2%
MRC/USF (1)	7.6%	7.5%	8.8%	9.4%	10.6%	10.3%	8.5%	9.5%
Dedicated voice	1.3%	0.9%	1.3%	1.3%	1.0%	1.1%	1.3%	2.1%
Direct sales revenues	23.4%	21.4%	18.4%	18.5%	19.1%	19.5%	21.4%	16.6%
Other	-	0.3%	0.6%	0.0%	0.4%	0.8%	0.8%	0.8%
Total telecommunications revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross revenues — product mix (minutes)
Domestic long-distance (5)	135,236,248	140,798,912	134,198,098	121,880,023	129,293,178	134,649,835	176,065,320	183,884,289
International long-distance	83,191,655	93,896,850	98,873,877	98,978,290	91,288,985	83,923,345	79,458,519	74,180,770
Dedicated voice	9,571,155	7,772,277	9,364,583	8,653,038	9,653,915	9,374,236	14,751,696	17,479,619

Active Retail Subscribers (in number of people):
Local and long-distance bundle
Beginning of Period	-	-	-	-	-	1,971	11,471	21,332
Adds	-	-	-	-	3,076	12,288	16,444	9,244
Churn	-	-	-	-	(1,105)	(2,788)	(6,583)	(8,466)
End of Period	-	-	-	-	1,971	11,471	21,332	22,110

Dial-around (2)
Beginning of Period	199,375	228,330	215,187	206,937	192,678	164,331	138,857	125,202
Adds	112,223	85,246	100,624	63,349	46,518	40,094	37,582	37,745
Churn	(83,268)	(98,389)	(108,874)	(77,608)	(74,865)	(65,568)	(51,237)	(42,146)
End of Period	228,330	215,187	206,937	192,678	164,331	138,857	125,202	120,801
1+ (3)
Beginning of Period	72,008	136,896	174,486	168,242	161,570	165,847	172,162	163,941
Adds	109,646	81,040	43,964	25,356	25,344	27,093	23,574	17,741
Churn	(44,758)	(43,450)	(50,208)	(32,028)	(21,067)	(20,778)	(31,795)	(28,662)
End of Period	136,896	174,486	168,242	161,570	165,847	172,162	163,941	153,020
Total subscribers (End of Period)	365,226	389,673	375,179	354,248	332,149	322,490	310,475	295,931

Direct Sales (6)
Active Customer Base	276	254	236	227	256	252	238	234
Total top 10 billing	$1,243	$1,163	$1,094	$1,050	$926	$1,034	$1,230	$915

Avg monthly revenue per user (active subscriptions)in absolute dollars: (4)
Local and long-distance bundle	$-	$-	$-	$-	$16.49	$30.05	$41.65	$46.53
Dial-around	$21.61	$20.60	$22.07	$23.01	$20.89	$21.61	$19.15	$17.98
1+	$20.70	$22.16	$24.17	$26.20	$24.92	$21.30	$23.15	$22.31

(1)	MRC/USF represents “Monthly Recurring Charges” and “Universal Service Fund” fees charged to the customers.

(2)	“Dial-around” refers to a product which allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.

(3)	“1+” refers to a product which allows a retail customer to directly make a long distance call from their own phone by dialing “1” plus the destination number.

(4)
Average monthly revenues per user (“ARPU”), a generally accepted industry measurement, is calculated as the revenues of the quarter divided by the number of users at the end of the quarter divided by 3 to get the monthly amount. We use the term average revenue per user (“ARPU”) for the use of the reader in understanding of our operating results. This term is not prepared in accordance with, nor does it serve as an alternative to, GAAP measures and may be materially different from similar measures used by other companies. While not a substitute for information prepared in accordance with GAAP, ARPU provides useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining customers. However, ARPU should not be considered in isolation or as alternatives measures of performance under GAAP. This measure has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results prepared in accordance with GAAP.

(5)	Includes local product line bulk/package rate domestic minutes.

(6)	Represents number of parent customers with revenues greater than $0 in each calendar month.

Risk Factors

The telecommunications business is in transition and we are considering strategic alternatives.
The Company targets revenue growth by broadening our product offerings.  In 2004, the addition of a local and long distance bundled offering targeted at residential customers was expected to provide revenue expansion, while the Company continued its strategy of allowing attrition of lower average revenue 10-10-XXX customers.  The objective of this strategy was to allow the Company to increase the average monthly revenue per customer, resulting in a greater contribution per customer providing greater operating leverage of the business fixed cost base.  The Company launched a local and long distance bundled offering early in 2004 and the product soon gained acceptance in five states:  New Jersey, New York, Pennsylvania, Massachusetts and Florida.  By mid-year 2004, regulatory uncertainty initially created by a court decision created a lack of clarity regarding the ongoing profitability/existence of the Unbundled Network Element Platform (“UNE-P”).  Some felt that everything would soon settle and that things would continue as they existed prior to the court decision, while others felt that a new business model would exist but that uncertainty existed surrounding the economics of any such business model, while others felt that changes were occurring that would change telecommunications forever in the United States in a negative manner for companies like Acceris.  Long distance carrier AT&T announced its decision to exit the local residential market.  In response to these legal and regulatory developments, the Company made the decision to put its geographic expansion plans on hold, while continuing to market to existing states.  Of the approximately 296,000 customers that the Company has, approximately 22,000 are affected by UNE-P. In March 2005, the Company decided to suspend efforts to attract new local customers in Pennsylvania, New Jersey, New York, Florida and Massachusetts, while continuing to support its existing local customers in those states. The decision was a result of the Federal Communications Commission’s (“FCC”) revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the Regional Bell Operating Companies (“RBOCs”) to substantially raise wholesale rates for the services known as unbundled network elements (“UNEs”), and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into a wholesale contract for UNE services in the future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues in 2005.  On the cost side of the business, we continued our integration initiatives and resized the organization for our revised revenue expectations.  At this time, in conjunction with our strategic advisors, we are looking to merge or dispose of some or all of our telecommunications operations given recent trends in the telecommunication business. There is no certainty that a merger or disposal can occur on a timely basis on favorable terms. For more information on the assets and operations of the Telecommunications business, please refer to Note 19 of the financial statements included in Item 15 of this Form 10-K.

Reports of our independent registered accountants have been qualified and make reference to the going concern risk.
In each of their audit reports for the years ended December 31, 2002, 2003 and 2004, our independent registered public accounting firm has made reference to the substantial doubt of our ability to continue as a going concern. Before considering making an investment or becoming a stakeholder in Acceris, you should carefully review the aforementioned accountants’ reports and ensure that you have read, understood and obtained relevant advice from consultation with your financial and other advisors.

We are primarily dependent upon an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all of our capital investment, working capital or other operational cash requirements through June 30, 2005.
Counsel is the 91% equity holder and 82% debt holder of the Company at December 31, 2004. Counsel has committed to fund the operating cash requirements of the Company through June 30, 2005 and since December 31, 2004 through March 15, 2005 has advanced $5,246. Acceris will be unable to meet its obligations as they come due should Counsel be unable or unwilling to meet its commitment to provide financial support as necessary through June 30, 2005.  See the section entitled “Certain Relationships and Related Transactions” in Item 13 of this report.

We have no commitments in place to fund operations beyond June 30, 2005
Management’s forecasts did not anticipate the Company achieving breakeven cash flows by June 30, 2005. Accordingly, the Company will need to obtain third party financing in order to continue operations beyond June 30, 2005. As of the date of this report, management has not been successful in arranging additional financing beyond the maturity of the Counsel Keep Well, which expires on June 30, 2005, and there is no assurance that management will be able to obtain financing on favorable financial terms to fund the operations of the Company beyond June 30, 2005. Management, along with its advisors, is looking to merge or dispose of its Telecommunications operations. There is no certainty that a merger or disposal can occur on a timely basis or on favorable terms. For more information on the assets and operations of the Telecommunications business, please refer to Note 19 of the financial statements included in Item 15 of this Form 10-K.

The telecommunications industry in which we operate is subject to government regulation.
The telecommunications industry is subject to government regulation at federal, state and local levels. Any change in current government regulation regarding telecommunications pricing, system access, consumer protection or other relevant legislation could have a material impact on our results of operations. Most of our current operations are subject to regulation by the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended. In addition, certain of our operations are subject to regulation by state public utility or public service commissions. Changes in the regulation of, or the enactment of changes in interpretation of, legislation affecting us could negatively impact our operations and lower the price of our common stock. See the section entitled “Government Regulation” in Item 1 of this report for further discussion of the regulatory environment.

The 1996 Act, among other things, allows the Regional Bell Operating Companies (“RBOCs”) and others to enter the long distance business. Entry of the RBOCs or other entities, such as electric utilities and cable television companies, into the long distance business may have a negative impact on our business or our customers. We anticipate that some of these entrants will prove to be strong competitors because they are better capitalized, already have substantial customer bases, and enjoy cost advantages relating to local telecom lines and access charges. This could adversely impact the results of our operations, which could have a negative effect on the price of our common stock. In addition, the 1996 Act provides that state proceedings may in certain instances determine access charges we are required to pay to the local exchange carriers. If these proceedings occur, rates could increase which could lead to a loss of customers, weaker operating results and the lowering of the price of our common stock.

The telecommunications market is volatile.
During the last several years, the telecommunications industry has been very volatile as a result of overcapacity, which has led to price erosion and bankruptcies. If we cannot control subscriber and customer attrition through maintaining competitive services and pricing, revenue could decrease significantly. Likewise, by maintaining competitive pricing policies, the revenue per minute we earn may decrease significantly. Both scenarios could result in us not meeting growth and profitability targets.

We may need to settle the convertible notes in cash.
Conversion of existing convertible notes is primarily at the option of the holders. Should the holders decide not to convert or should other conditions not be met regarding stock price, the Company may be required to deliver cash to settle amounts due in respect of interest, amortization payments and/or principal at various times in the future. There can be no assurance that we will be able to generate sufficient cash from operations or from third party financing in order to be able to do so.

Our assets serve as collateral under several facilities. If we were to default on any of these loans, the secured lenders could foreclose on our assets. In that event, we would be unable to continue our operations as they are presently conducted, if at all.
Our asset-based lender has first priority over all the assets and a pledge of shares of the Company’s common stock owned by the controlling stockholder of the Company. The asset-based facility provides the Company advances based on outstanding billings, subject to certain restrictions. This facility matures in June 2005 and will not be extended beyond its current maturity. In addition, Laurus Master Fund, Ltd. (“Laurus”) has a $5,000 secured convertible note which is collateralized by a blanket security interest in our assets and a pledge of the stock of certain of our subsidiaries. This facility matures in October 2007. At December 31, 2004, our assets also secure $34,268 of convertible and non-convertible debt to Counsel and the shares of one of our subsidiaries secure a further $11,024 of debt to Counsel. All Counsel debt is subordinate in favor of our asset-based facility and our convertible note. Our aggregate total debt to Counsel at December 31, 2004 of $52,100 may need to be restructured or converted into equity in the event that the Company is unable to satisfy these obligations in cash.

Our principal stockholder has voting control over us and certain of our executive officers are employees and stockholders of Counsel.
Counsel owns approximately 91% of our outstanding common stock. As a result, Counsel controls all matters requiring approval by the stockholders including the election of the Board of Directors and significant corporate transactions. Our Board of Directors establishes corporate policies and has the sole authority to nominate and elect our officers to carry out those policies. Our Chief Executive Officer, President, Chief Financial Officer and Corporate Secretary are all employees of Counsel Corporation. Our Chief Executive Officer has a supplemental employment contract with Acceris. Services of Counsel staff working at Acceris (excluding the CEO) are paid for pursuant to a management services agreement that exists between Counsel and Acceris. The control by Counsel could delay or prevent a change in control of Acceris, impede a merger, consolidation, takeover or other business combination involving us and discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. Other stockholders therefore will have limited participation in our affairs. The eight member Board of Directors has four members independent of Counsel, including the Chairman. The Board established a special committee of independent directors of the Board in 2004 to consider recommendations of the Company’s management for potential merger, acquisitions and financing activities.

Our Board of Directors may issue additional shares of preferred stock without stockholder approval.
Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share. The Board of Directors is authorized to determine the rights and preferences of any additional series or class of preferred stock. The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our shares of common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of Acceris.

We are subject to litigation.
We are, from time to time, involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Details of insignificant matters have not been disclosed in this document. Set out below are the significant litigation matters facing us at this time:

On April 16, 2004, certain of our stockholders (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”) against us, WorldxChange Corporation, Counsel Communications LLC, and Counsel Corporation as well as certain of our present and former officers and directors, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, among other things, that the Defendants, in their respective roles as our controlling stockholder and directors and officers, committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

Acceris and several of Acceris' current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. We believe that these claims are without merit and intend to vigorously defend this action. There is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

In connection with the Company’s efforts to enforce its patent rights, Acceris Communications Technologies Inc., our wholly owned subsidiary, filed a patent infringement lawsuit against ITXC Corp. (“ITXC”) in the United States District Court of the District of New Jersey on April 14, 2004. The complaint alleges that ITXC’s VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. On May 7, 2004, ITXC filed a lawsuit against Acceris Communications Technologies Inc., and the Company, in the United States District Court for the District of New Jersey for infringement of five ITXC patents relating to VoIP technology, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network. The Company believes that the allegations contained in ITXC’s complaint are without merit and the Company intends to continue to provide a vigorous defense to ITXC’s claims. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

We may be required to make cash payments to dissenting stockholders.
At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 - 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment. In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of our common stock. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described in Item 3 above. When the declaratory judgment matter resumes, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

We have not declared any dividends on our common stock to date and have no intention of doing so in the foreseeable future.
The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. Payments of dividends on our outstanding shares of preferred stock must be paid prior to the payment of dividends on our common stock. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2004, we do not have any preferred stock outstanding which has any preferential dividends. The Loan and Security Agreements with our lenders restrict the ability of one of our subsidiaries to make distributions or declare or pay any dividends to us. So long as 25% of principal amount of the Note held by Laurus described below remains outstanding, we agreed not to pay any dividends on our common stock. Additionally, under the Florida Act, we cannot pay dividends while we have negative stockholders’ equity.

We may conduct future offerings of our common stock and preferred stock and pay debt obligations with our common and preferred stock which may diminish our investors’ pro rata ownership and depress our stock price.
We reserve the right to make future offers and sales, either public or private, of our securities including shares of our preferred stock, common stock or securities convertible into common stock at prices differing from the price of the common stock previously issued.

We have $16,714 of convertible debt owing to Counsel as of December 31, 2004, convertible into over 3,300,000 shares of our common stock (subject to the effects of anti-dilution, including the effect of the Laurus convertible note and credit facility discussed below). We also have $35,386 of non-convertible debt owed to Counsel at December 31, 2004 which may need to be restructured into convertible debt or converted into equity in the event that the Company is unable to satisfy these obligations in cash.

In addition the Company has issued a $5,000 secured convertible note to Laurus convertible into approximately 5,700,000 shares of common stock. Laurus also holds Warrants to acquire 1,000,000 shares of common stock of the Company. The Laurus debt is guaranteed by Counsel.

There can be no assurance that we will be able to successfully complete any such future offerings. In the event that any such future sales of securities are effected or we use our common or preferred stock to pay principal or interest on our first debt obligations, an investor’s pro rata ownership interest in us may be reduced to the extent of any such issuances and, to the extent that any such sales are effected at consideration which is less than that paid by the investor, the investor may experience dilution and a diminution in the market price of the common stock.

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

We believe that our ability to compete successfully will depend upon a number of factors including, but not limited to:

•  the pricing policies of our competitors and suppliers;
•  the capacity, reliability, availability and security of our real-time network;
•  the public’s recognition of our name and products;
•  the timing of our introductions of new products and services;
•  our ease of access to and navigation of the Internet or other types of data communication networks;
•  our ability in the future to support existing and emerging industry standards;
•  our ability to balance network demand with the fixed expenses associated with network capacity; and
•  our ability to deal with trends toward increasing wireless and decreasing wire line usage.

Many companies offer business communications services and compete with us at some level. These range from large telecommunications carriers such as AT&T, MCI/WorldCom and Sprint, to smaller, regional resellers of telephone line access. These companies, as well as others, including manufacturers of hardware and software used in the business communications industry, could in the future develop products and services that may directly compete with ours. These entities are far better capitalized than us and enjoy a significant market share in their industry segments. These entities also enjoy certain competitive advantages such as extensive nationwide networks, name recognition, operating histories and substantial advertising resources.

Our technology-related service revenues are derived from the licensing of our proprietary technology. New technologies may emerge that would make our product offering obsolete. This would require the pursuit of technological advances, which may require substantial time and expense and may not succeed in adapting our technology offering to new or alternate technologies. In addition, there may be other companies attempting to introduce products similar to those we offer or plan to offer for the transmission of information over the Internet. We might not be able to successfully compete with these market participants.

We may fail to adequately protect our proprietary technology and processes, which would allow competitors to take advantage of our development efforts.
Included in the Company’s VoIP Patent Portfolio are United States Patents No. 6,243,373 and No. 6,438,124. The value of these patents has yet to be determined. If we fail to obtain or maintain adequate protections, we may not be able to prevent third parties from using our proprietary rights. Any currently pending or future patent applications may not result in issued patents. In addition, any issued patents may not have priority over any patent applications of others or may not contain claims sufficiently broad to protect us against third parties with similar technologies, products or processes. We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We protect this information with reasonable security measures, including the use of confidentiality agreements with our employees, consultants and corporate collaborators. It is possible that these individuals will breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

Our operations are dependent on leased telecommunications lines.
We use other companies to provide data communications capacity via leased telecommunications lines and services to and from geographic areas that are not covered by our own network. MCI, Verizon, AT&T, Global Crossing, Qwest, Bell South, and other regional and international companies provide significant portions of the leased telecommunications lines and services that we use. If any of these suppliers were unable or unwilling to provide or expand their current levels of service to us in the future, the services we offer our subscribers would be affected. Although leased telecommunications lines are available from several alternative suppliers, we might not be able to obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. Significant interruptions of our telecommunications services might occur in the future, and we might not be able to provide the level of service we currently offer. Changes in tariffs, regulations, or policies by any of our telecommunications providers might limit or eliminate our ability to continue to offer long distance or local dial tone service on commercially reasonable or profitable terms.

We are dependent upon the services of others for billing, collection and network services.
We utilize the services of certain competitive local exchange carriers (“CLECs”) to bill and collect from customers for a significant portion of our revenues. If the CLECs were unwilling or unable to provide such services in the future, we would be required to significantly enhance our billing and collection capabilities in a short amount of time and our collection experience could be adversely affected during this transition period. If the CLECs were unable to remit payments received from their customers relating to our billings, our operations and cash position could be adversely affected. Management believes we have strong business relationships with the CLECs.

We depend on certain large telecommunications carriers to provide network services for significant portions of our telecommunications traffic. If these carriers were unwilling or unable to provide such services in the future, our ability to provide services to customers would be adversely affected and we might not be able to obtain similar services from alternative carriers on a timely basis. Management believes we have strong business relationships with our telecommunications carriers.

We must attract new subscribers and minimize the rate of customer attrition in an industry with larger and better capitalized competitors.
We are a business that faces several challenges, especially when compared to larger companies in the same industry, including:

•  a small management team
•  limited capital and financial resources
•  our small size
•  a small market share

All these factors might make us unable to compete with larger, older, better capitalized businesses.

In order to increase our subscribers, we must be able to replace terminating subscribers and attract new subscribers. However, the sales and marketing expenses and other subscriber costs associated with attracting new subscribers are substantial. Our ability to improve or maintain operating margins will depend on our ability to retain and attract new subscribers. While we continue to invest resources in the telecommunications infrastructure, customer support resources, sales and marketing expenses and subscriber acquisition costs, our future efforts might not improve subscriber retention or acquisition.

Acquisition of companies, products or technologies may result in disruptions in business and diversion of management attention, adversely impacting our business, results of operations and financial condition, and making period to period comparisons difficult.
Acquisitions of complementary companies, products or technologies which we have recently made, or which we may make in the future, will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Acquisitions may therefore cause disruptions in operations and divert management’s attention from day to day operations, which could impair our relationships with current employees, customers and strategic partners. Although we currently have no understandings, commitments or agreements with respect to any additional acquisitions, any such acquisitions may be accompanied by the risks commonly encountered in such transactions. We may also have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders’ holdings. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for tangible and intangible assets. Our inability to address such risks or to fulfill expectations regarding revenues from acquired businesses, products and technologies could have a material adverse effect on our business, operating results and financial condition. We have completed several acquisitions over the past three years and may complete acquisitions in the future, which makes it difficult to compare our financial results on a period to period basis.

We face risks inherent in new product and service offerings as well as new markets.
From time to time we introduce new products and services or expand our previous product and service offerings to our existing and target markets. Our prospects must therefore be considered in light of the risks, expenses, problems and delays inherent in establishing new lines of business in a rapidly changing industry. Although we believe we can successfully differentiate our product and service offerings from others in the marketplace, we must be able to compete against other companies who may already be established in the marketplace and have greater resources. There can be no assurance we will be successful in adding products or services or expanding into new markets or that our administrative, operational, infrastructure and financial resources and systems will be adequate to accommodate such offerings or expansion. In 2004, the Company commenced offering local services in five states and realized revenue of $6,900, finishing the year with approximately 22,000 local subscribers. In March 2005, the Company decided to suspend efforts to attract new local customers in Pennsylvania, New Jersey, New York, Florida and Massachusetts, while continuing to support its existing local customers in those states. The decision was a result of the FCC’s revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the RBOCs to substantially raise wholesale rates for the services known as UNE, and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into a wholesale contract for UNE services in the future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues in 2005.

We are dependent upon the services of independent agents.
Our market penetration primarily reflects the marketing, sales and customer service activities of our independent agents, who market our products and services on a commission basis. The use of these agents exposes us to significant risks, including the fact that we depend on the continued viability, loyalty and financial stability of our agents. Our future success depends in large part on our ability to recruit, maintain and motivate our agents. We are subject to competition in the recruiting of agents from other organizations that use agents to market their products and services, including those that market telecommunications services. Because of the number of factors that affect the recruiting, performance and viability of our agents and our relationship with our agents, we cannot predict when or to what extent we will be able to continue to recruit, maintain and motivate agents effectively, nor can we predict the difficulties or costs associated with terminating any of our agency relationships.

We are reliant on our billing solution.
We rely on three billing solutions to bill customers. If those technologies fail to operate as expected, there is a risk that revenue could be lost or that customers could be billed incorrectly. Our billing systems are dependent on data feeds from switch sites across the United States. Should those switches fail to capture or retain such data there is a risk that revenue could be lost or that customers could be billed incorrectly.

We may not be able to utilize income tax loss carry forwards.
Restrictions in our ability to utilize income tax loss carry forwards have occurred in the past due to the application of certain changes in ownership tax rules in the United States. There is no certainty that the application of these rules may not reoccur or that future merger, acquisition and/or disposition transactions may cause further restrictions on our income tax loss carry forwards existing at a particular time. Any such additional limitations could require us to pay income taxes in the future and record an income tax expense to the extent of such liability. We could be liable for income taxes on an overall basis while having unutilized tax loss carry forwards since these losses may be applicable to one jurisdiction and/or particular line of business while earnings may be applicable to a different jurisdiction and/or line of business. Additionally, income tax loss carry forwards may expire before we have the ability to utilize such losses in a particular jurisdiction and there is no certainty that current income tax rates will remain in effect at the time when we have the opportunity to utilize reported tax loss carry forwards.

We may be unable to maintain adequate insurance coverage.
We participate under the Counsel Corporation director and officer insurance policy and maintain insurance that includes liability coverage to protect us from claims made against us. Recent events have made liability insurance more expensive while at the same time reducing the scope of coverage. Our ability to maintain adequate insurance coverage at a reasonable cost may be impacted by market conditions beyond our control.

Our internal disclosure controls may not reduce to a relatively low level the risk that a material error in our financial statements may go undetected.
Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Acceris. Accordingly, the Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to Acceris, including our consolidated subsidiaries, is made known to the Certifying Officers by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. In completing such reporting we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This disclosure, based on our most recent evaluation of our disclosure controls and procedures, is made to our independent accountants and the audit committee of our Board of Directors (or persons performing the equivalent functions). All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information on a timely basis are reported in our public filings. Additionally, any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting, is reported on such filings as applicable.

Over the last two years, the Certifying Officers have reported four separate events of control deficiencies, constituting material weaknesses. Control deficiencies were last reported in the second quarter of 2004. Since that time, the Certifying Officers have reported that the disclosure controls and procedures are effective. We have undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our prior filings. Such measures include making significant systems, process and control changes and we have implemented new technologies to achieve an effective system of controls and procedures as of the quarter ended September 30, 2004 and through the date of this Report on Form 10-K. The details of the four control deficiencies are detailed in the following filings:

•	Form 10-Q for the quarter ended September 30, 2002, as amended;
•	Form 10-K for the year ended December 31, 2002, as amended;
•	Form 10-Q for the quarter ended September 30, 2003, as amended;
•	Form 10-K for the year ended December 31, 2003, as amended; and
•	Form 10-Q for the quarter ended June 30, 2004.

While management is responsible for ensuring an effective control environment and has taken steps to ensure that the internal control environment remains free of significant deficiencies and/or material weaknesses, the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

Natural disasters or massive failure of public and private services may seriously harm our business.
Natural disasters and/or the massive failure of public and private services may cause damage or disruption to our operations, employees, facilities and our customers, which could significantly impact our revenues, costs and expenses, and financial condition. The tsunami in Asia and the blackout of power in the eastern United States are recent examples that have created displacement. These types of events may have a material adverse effect on our business, results of operations, and financial condition in ways that management currently cannot predict.

There is a limited public trading market for our common stock; the market price of our common stock has been volatile and could experience substantial fluctuations.
Our common stock is currently quoted on the OTC-BB and there is a limited public trading market for the common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of the common stock. In addition, the market price of our common stock has been, and may continue to be, volatile. Such price fluctuations may be affected by general market price movements or by reasons unrelated to our operating performance or prospects such as, among other things, announcements concerning us or our competitors, technological innovations, government regulations, and litigation concerning proprietary rights or other matters. In addition, in recent years, the stock market in general, and the market for telecommunications companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies and it may adversely affect the price of our common stock.

Provisions in our Articles of Incorporation, as amended, could prevent or delay stockholders' attempts to replace or remove current management.
Our Articles of Incorporation, as amended, provide for staggered terms for the members of our Board of Directors. The Board of Directors is divided into three staggered classes, and each director serves a term of three years. At each annual stockholders’ meeting only those directors comprising one of the three classes will have completed their term and stand for re-election or replacement.

The use of a staggered Board of Directors and the ability to issue "blank check" preferred stock are traditional anti-takeover measures. These provisions may be beneficial to our management and the Board of Directors in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of the Board of Directors.

We are subject to reporting requirements that are currently evolving and, once established, could substantially increase our operating expenses and divert our management's attention from the operation of our business.
We are subject to a variety of rules and regulations of federal and state governmental and other entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our compliance with current rules is likely to require the commitment of significant financial and managerial resources. As a result, management's attention might be diverted from other business concerns, which could negatively affect our business.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact on our financial statements.

Critical Accounting Policies

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this Item 7 of this report, discusses our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue is derived from telecommunications usage based on minutes of use and monthly recurring fees. Revenue derived from usage is recognized as services are provided, based on agreed upon usage rates, while revenue from monthly recurring fees is based on the passage of time. Revenue is recorded net of estimated customer credits and billing errors, which are recorded at the same time the corresponding revenue is recognized. Revenues from billings for services rendered where collectibility is not assured are recognized when the final cash collections to be retained by the Company are finalized.

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

Significant estimates include revenue recognition, accruals for telecommunications network cost, the allowance for doubtful accounts, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of deferred tax assets and contingencies surrounding litigation. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Costs associated with carrying telecommunications traffic over our network and over the Company’s leased lines are expensed when incurred, based on invoices received from the service providers. If invoices are not available in a timely fashion, estimates are utilized to accrue for these telecommunications network costs. These estimates are based on the understanding of variable and fixed costs in the Company’s service agreements with these vendors in conjunction with the traffic volumes that have passed over the network and circuits provisioned at the contracted rates. Traffic volumes for a period are calculated from information received through the Company’s network switches. From time to time, the Company has disputes with its vendors relating to telecommunications network services. In the event of such disputes, the Company records an expense based on its understanding of the agreement with that particular vendor, traffic information received from its network switches and other factors.

Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of customers to make required payments on their accounts. The Company evaluates its provision for doubtful accounts at least quarterly based on various factors, including the financial condition and payment history of major customers and an overall review of collections experience on other accounts and economic factors or events expected to affect its future collections experience. Due to the large number of customers that the Company serves, it is impractical to review the creditworthiness of each of its customers. The Company considers a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of its customers.

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

The Company assesses the fair value of its segments for goodwill impairment based upon a discounted cash flow methodology. If the carrying amount of the segment assets exceeds the estimated fair value determined through the discounted cash flow analysis, goodwill impairment may be present. The Company would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the segment, including any unrecognized intangible assets and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

The Company performed its annual goodwill impairment test in the fourth quarters of 2004 and 2003. No impairment was present upon the performance of these tests in 2004 and 2003. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the telecommunications regulatory environment, the economic environment of its customer base, statutory judgments on the validity of the Company’s VoIP Patent Portfolio or a material negative change in its relationships with significant customers.

Regularly, the Company evaluates whether events or circumstances have occurred that indicate the carrying value of its other amortizable intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset

The Company performs a valuation on its deferred tax asset, which has been generated by a history of net operating loss carryforwards, at least annually, and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income. The determination of that allowance includes a projection of its future taxable income, as well as consideration of any limitations that may exist on its use of its net operating loss or credit carryforwards.

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a liability is appropriate. If the likelihood of a negative outcome is probable, and the amount can be estimated, the Company accounts for the liability in the current period. A change in the circumstances surrounding any current litigation could have a material impact on the financial statements.

Provision for doubtful accounts

The Company evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, and overall review of collections experience on other accounts and economic factors or events expected to affect the Company’s future collections experience. Due to the large number of customers that the Company serves, it is impractical to review the credit worthiness of each of its customers. The Company considers a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the credit worthiness of its customers.

Investments

Dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations.

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over these entities. The Company monitors these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information.

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

Enterprise customer contracts and relationships	60 months
Retail customer contracts and relationships	12 months
Agent relationships	30 months
Acquired patents	60 months
Agent contracts	12 months

In the fourth quarter of 2004, management assessed the future cash flows expected to be derived from the Commercial Agent Channel based on both the continued margin compression and the high commission levels paid to third party agents. Based on this assessment, management made the decision to write down the unamortized intangible asset described as Agent Relationships to $360. The writedown resulted in an increase of $637 in the depreciation and amortization expense for 2004. In conjunction with this impairment assessment the Company has also reduced the amortization life of the intangible from 36 months to 30 months. The monthly amortization in 2005 will be $30 per month.

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

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 of this report. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Our cash equivalents are invested with high quality issuers and we limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have two debt instruments that have variable interest rates. Our asset-based lending facility is based on the prime rate of interest + 1.75%, with an interest floor of 6%. Our variable interest rate convertible note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall St. Journal (“WSJ interest rate”, 5.25% at December 31, 2004) plus 3% (but not less than 7.0%), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price of $0.88 following the effective date (January 18, 2005) of the registration statement covering the Common Stock issuable upon conversion. Assuming the debt amount on the asset-based facility at December 31, 2004 was constant during the next twelve-month period, the impact of a one percent increase in the respective interest rates would be an increase in interest expense of approximately $73 for that twelve-month period, and an increase in interest expense of approximately $50 for that twelve-month period on our convertible note. Because the asset-based facility is subject to an interest rate floor of 6.0%, a one percent decrease in the prime interest rate would have no impact on interest expense during the next twelve-month period. In respect of the variable interest rate convertible note, should the price of the common stock of Acceris increase and maintain a price equal to 125% of $0.88 for a twelve month period, the Company would benefit from a reduced interest rate of 2%, resulting in lower interest costs of up to approximately $100 for that twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and supplementary data beginning on pages F-1 and S-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this annual report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Acceris’ Articles of Incorporation, as amended, provide that the Board of Directors shall be divided into three classes, and that the total number of directors shall not be less than five and not more than nine. Each director shall serve a term of three years. As of the date hereof, the Board of Directors consists of eight members: two Class I directors (Messrs. Shimer and Tanki), three Class II directors (Messrs. Toh, Heaton, and Silber) and three Class III directors (Messrs. Lomicka and Meenan, and Ms. Murumets). The following table sets forth the names, ages and positions with Acceris of the persons who currently serve as our directors and executive officers. There are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
James J. Meenan	61	Chairman of the Board
Allan C. Silber	56	Director and Chief Executive Officer
Kelly D. Murumets	41	Director and President
Frank J. Tanki	64	Director
Hal B. Heaton	54	Director
Henry Y.L. Toh	47	Director
Samuel L. Shimer	41	Director
William H. Lomicka	67	Director
Stephen A. Weintraub	57	Senior Vice President and Secretary
Gary M. Clifford	35	Vice President of Finance and Chief Financial Officer
James G. Ducay	45	Executive Vice President and Chief Operating Officer
Kenneth L. Hilton	52	Executive Vice President, Sales and Marketing
David B. Silverman	40	Senior Vice President and General Counsel
Eric S. Lipscomb	36	Vice President of Accounting, Controller and Chief Accounting Officer
_______________
(1)	As of December 31, 2004.

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years:

James J. Meenan, Chairman of the Board since October 2004. Mr. Meenan was appointed by the Board of Directors as a Class III Director on May 11, 2004. Mr. Meenan has over 35 years of telecommunications expertise, having joined AT&T in 1966 and rising in the organization to hold various executive financial and operational roles. He became President and Chief Executive Officer of AT&T Canada in 1995, and over the next 6 years, he helped shape the Canadian telecommunications industry through devising strategic alliances, partnerships and mergers and acquisitions for AT&T Canada. In 2001, AT&T Canada completed a reorganization under the Company Creditors Arrangement Act (“CCAA”). Since retiring from AT&T Canada in 2002, Mr. Meenan has worked as an advisor to entrepreneurial companies and currently serves as a director for several boards in both the United States and Canada, including Custom Direct Income Fund, an income trust in the check printing business traded on the Toronto Stock Exchange and Datawire Communications, a software development company specializing in secure financial transactions over the internet from point of sale terminals. Mr. Meenan earned a Masters in Management Science from the Stevens Institute of Technology in New Jersey.

Allan C. Silber, Director and Chief Executive Officer. Mr. Silber was elected to the Board of Directors as a Class II director in September 2001 and appointed as Chairman of the Board in November 2001, a position he held until October, 2004. Mr. Silber is the Chairman and CEO of Counsel Corporation, which he founded in 1979. Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

Kelly D. Murumets, Director and President. Ms. Murumets became a Class III director in February 2003. Ms. Murumets joined Counsel Corporation as Executive Vice President in February 2002 and was appointed President of Acceris in November 2003. Prior to joining Counsel and Acceris, Ms. Murumets was a Vice President with Managerial Design where she was a valued advisor to clients throughout North America giving leaders the insight and guidance required to implement change, achieve results and improve profitability. Ms. Murumets received her BA from Bishop’s University, her MBA from the University of Western Ontario’s Ivey School of Business and her MSW from Wilfrid Laurier University, where she was the recipient of the Gold Medal and Governor General’s Award.

Frank J. Tanki, Director. Mr. Tanki was appointed by the Board of Directors as a Class I Director on June 15, 2004. Mr. Tanki has over 35 years of public accounting experience, having joined Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP) in 1962, where he became a partner in 1972 and retired in 1998. During his career, Mr. Tanki has served major multinational companies in industries including telecommunications products and services, technology, consumer goods, engineering and construction, and real estate development. Mr. Tanki earned a Bachelor of Business Administration degree from the City College of the City University of New York.

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

Henry Y.L. Toh, Director. The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992. Mr. Toh became President of Acceris in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. Mr. Toh serves as a director of: National Auto Credit, Inc. (previously an originator of sub-prime automobile financing that is transitioning into new lines of business) since December 1998; Teletouch Communications, Inc., a retail provider of Internet, cellular and paging services, beginning in November 2001; Isolagen, Inc., a biotechnology company, since 2003; Crown Financial Group, Inc., a publicly traded registered broker-dealer, since March 2004; and Vaso Active Pharmaceuticals Inc., a development stage company formed for the purpose of marketing and distributing over the counter pharmaceuticals, since August 2004. He has also served as a director and Chief Executive Officer of Four M International Inc., a private investment firm, and as a director and Chief Executive Officer of Amerique Investments since 1992. He is a graduate of Rice University.

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

William H. Lomicka, Director. Mr. Lomicka was appointed by the Board of Directors as a Class III director on March 23, 2004 to fill a board vacancy left by the resignation of Mr. Albert Reichmann. Mr. Lomicka is Chairman of Coulter Ridge Capital, Inc. a private investment firm, a position he has held since 1999. Between 1989 and 1999 he was President of Mayfair Capital, Inc., a private investment firm. Mr. Lomicka is a director of Pomeroy IT Solutions and is also on the board of advisors of Valley Ventures, an Arizona venture capital fund. Mr. Lomicka is a graduate of the College of Wooster in Wooster, Ohio, and has a Master’s of Business Administration degree from the Wharton School of the University of Pennsylvania. Mr. Lomicka has served as a director of Counsel Corporation, the parent company of Acceris, since June 26, 2002.

Stephen A. Weintraub, Senior Vice President and Secretary. Mr. Weintraub was elected as a Class I director on November 26, 2003, and served as a director until June 15, 2004. Mr. Weintraub joined Counsel in June 1983 as Vice President, Finance and Chief Financial Officer. He has been and is an officer and director of various Counsel subsidiaries. He has been Secretary of Counsel since 1987 and Senior Vice President since 1989. From 1980 to 1983 he was Secretary-Treasurer of Pinetree Development Co. Limited, a private real estate developer and investor. From 1975 to 1980 he was Treasurer and CFO of Unicorp Financial Corporation, a public financial management and holding company. Mr. Weintraub received a Bachelor’s degree in Commerce from the University of Toronto in 1969, qualified as a Chartered Accountant with Clarkson, Gordon (now Ernst & Young LLP) in 1972 and received his law degree (LL.B.) from Osgoode Hall Law School, York University in 1975. Mr. Weintraub is a director of Counsel Corporation, the parent company of Acceris.

Gary M. Clifford, Vice President of Finance and Chief Financial Officer. Mr. Clifford joined Counsel Corporation in November 2002 as its Chief Financial Officer. From June 1998 to October 2002, Mr. Clifford has held various senior roles at Leitch Technology Corporation in Finance, Operations and Corporate Development. From February 1996 to June 1998, Mr. Clifford worked for NetStar Communications Inc. Mr. Clifford is a Chartered Accountant, who articled with Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Clifford serves as a board member of QuStream Corporation, a Canadian private company in the high technology sector. A graduate of the University of Toronto, with a Bachelor’s degree in Management, he has also lectured at Ryerson Polytechnic University in Toronto, Canada. Mr. Clifford was appointed as Vice President of Finance of Acceris on December 6, 2002 and Chief Financial Officer on February 12, 2003.

James G. Ducay, Executive Vice President and Chief Operating Officer. Mr. Ducay was named Executive Vice President and Chief Operating Officer of Acceris in October 2003. From December 2002 until October 2003, Mr. Ducay served as President of the Company’s Enterprise business. Previously, from April 2000 to December 2002, Mr. Ducay was Executive Vice President and Chief Operating Officer of RSL.COM USA (“RSL.COM”) with responsibility for Marketing, Sales and Account Services, Engineering and Operations and Information Technology. RSL.COM filed for bankruptcy protection under Chapter 11 in March 2001. Before joining RSL.COM, Mr. Ducay was Vice President of Marketing and Sales for Ameritech Interactive Media Services from February 1998 to April 2000 where he was responsible for managing Ameritech’s Internet products and related sales channels. He also served as Managing Director and Vice President for Bell Atlantic/NYNEX. Mr. Ducay has a Master’s Degree in Engineering from the University of Illinois and a Master’s Degree in Business Administration from the University of Chicago.

Kenneth L. Hilton, Executive Vice President, Sales and Marketing. Mr. Hilton was named Executive Vice President, Sales and Marketing of Acceris in October 2003. Previously, he was appointed Chief Executive Officer of WorldxChange Corporation in May 2002. From June 1999 to December 2001, Mr. Hilton served as the Chief Executive Officer of Handtech.com, an Internet-based start-up company in Austin, TX that provided customized E-commerce storefronts, supply chain management and back office services to value-added resellers. Prior to Handtech.com, from October 1995 to May 1999, he was the Executive Vice President of North American Consumer Sales for Excel Communications, where he also served as the Chairman of the Board for Excel Canada. Prior to his 5 years at Excel, he ran North America operations for PageMart Wireless where he launched the Canadian business and also served as the Chairman of the Canadian Board. Prior to PageMart, Mr. Hilton held numerous sales and management positions with IBM. His 14-year career with IBM included sales, sales management, branch management and regional management positions.

David B. Silverman, Senior Vice President and General Counsel. Mr. Silverman was named Senior Vice President and General Counsel of Acceris in April 2004. From April 2000 to April 2004, Mr. Silverman served as Corporate Counsel, Director of Legal Affairs of XO Communications, Inc., a telecommunications company in Reston, VA providing communications services for small and growing businesses, larger enterprises and carriers. Prior to XO Communications, Inc., from September 1997 to April 2000, he was an associate attorney at the law firm of Wiley Rein and Fielding, located in Washington, DC. Mr. Silverman received his B.S. in Journalism from the University of Kansas and his J.D. from Northwestern University School of Law.

Eric S. Lipscomb, Vice President of Accounting, Controller and Chief Accounting Officer. Mr. Lipscomb was appointed Vice President of Accounting and Controller in December 2003. Prior to his employment with Acceris, Mr. Lipscomb was an independent consultant from February 2001 to December 2003. From July 1995 to February 2001, he held various senior roles at Viacom Inc. in accounting and finance. Mr. Lipscomb is a Certified Public Accountant (CPA), as well as a Certified Management Accountant (CMA) and a Certified Financial Manager (CFM). Mr. Lipscomb earned a Bachelor of Science degree in Accounting from Pennsylvania State University and a Master of Business Administration degree from the University of Pittsburgh. Mr. Lipscomb was appointed Chief Accounting Officer on March 9, 2005.

Each officer of Acceris is appointed by the Board of Directors and holds his/her office at the pleasure and direction of the Board of Directors or until such time of his/her resignation or death.

Acceris and several of Acceris’ current and former executives and board members were named in derivative and securities actions filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, which are described above in Item 3. The Company believes that these claims are without merit and intends to vigorously defend these actions. There is no assurance that these matters will be resolved in the Company’s favor and an unfavorable outcome of these matters could have a material adverse impact on its business, results of operations, financial position or liquidity. See “Item 3 - Legal Proceedings.”

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2004, except that William Lomicka, David Silverman, James Meenan and Samuel Shimer each failed to file a timely Form 3 and Hal Heaton, Albert Reichmann, and Henry Toh each had one transaction which was not timely reported on Form 4, and Counsel Corporation had 4 transactions which were not timely reported on Form 4. As of the date of this Annual Report, the foregoing reporting persons are in compliance with Section 16(a) reporting requirements.

The Board of Directors

The Board of Directors oversees the business affairs of the Company and monitors the performance of management. The Board of Directors held 15 meetings during the fiscal year ended December 31, 2004. The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee, and the Special Committee of Independent Directors. We do not have a nominating or a corporate governance committee or any committees serving similar functions. However, corporate governance functions are included in the Audit Committee Charter.

Committees of the Board of Directors

Audit Committee. The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Tanki (chairman) and Messrs. Heaton and Toh. The Audit Committee held six meetings during the last fiscal year. On June 9, 2000, the Board of Directors approved Acceris’ Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter was attached to the Company’s Definitive Proxy Statement sent to stockholders in October 2003 in connection with the 2003 Annual Meeting of Stockholders. The Audit Committee Charter is reviewed annually and was last reviewed by the Board of Directors on March 23, 2004, at which time no amendments were proposed.

Compensation Committee. The Compensation Committee reviews and approves the compensation for executive employees. Its membership is currently comprised of Messrs. Heaton, Toh and Meenan. The Compensation Committee held one meeting during the last fiscal year. Mr. Meenan joined the committee on September 21, 2004.

Special Committee of Independent Directors. The Special Committee of Independent Directors reviews and makes recommendations to the Board of Directors on potential merger and acquisition activities of the business and potential financings. The Committee was formed on December 7, 2004 and is comprised of Messrs. Toh, Tanki and Meenan.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Henry Y.L. Toh and Mr. Frank J. Tanki, members of the Audit Committee, are each an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Securities Act and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

Acceris has adopted a code of ethics that applies to its principal executive, financial and accounting officers. The Acceris Code of Conduct (the “Code”) can be found on the Company’s website at http://www.acceris.com (follow Corporate Governance link to Governance Documents tab). The Company intends to satisfy the disclosure requirements under Item 10 (now Item 5.05) of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to its principal executive, financial and accounting officers by posting such information on its website at the website address set forth above. The Code of Conduct is modified from time to time and is signed annually by all employees of the Company in conjunction with annual performance reviews.

Item 11. Executive Compensation.

The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer during the last year and the four most highly compensated executive officers during the year ended December 31, 2004 whose compensation was in excess of $100,000 (“Named Officers”).

					Long-Term Compensation
	Annual Compensation (in absolute dollars)				Awards		Payouts

Name and Principal Position(5)	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation($)
Allan Silber(1)	2004	$275,000	—	—	—	—	—	—
Director and Chief Executive Officer	2003	—	—	—	—	—	—	—
	2002	—	—	—	—	—	—	—

Kenneth L. Hilton (2)	2004	$275,000	$—	$2,010	—	—	—	—
Executive Vice President,	2003	275,000	55,000	—	—	150,000	—	—
Sales and Marketing	2002	183,333	—	—	—	—	—	—

James G. Ducay (3)	2004	$275,000	$100,000	$450	—	—	—	—
Executive Vice President,	2003	275,000	—	—	—	150,000	—	—
Chief Operating Officer	2002	12,500	—	—	—	—	—	—

David B. Silverman(4)	2004	$133,864	$60,000	$200	—	75,000	—	—
Senior Vice President and	2003	—	—	—	—	—	—	—
General Counsel	2002	—	—	—	—	—	—	—

(1)
Mr. Silber was appointed interim Chief Executive Officer and President of Acceris as of December 19, 2002. Mr. Silber is entitled to an annual salary of $275,000 and a discretionary bonus equal to 100% of his base salary. For 2004 and 2003, no bonus was awarded. In 2003, Mr. Silber elected to assign his salary payable at December 31, 2003 of $275,000 to Counsel. On November 26, 2003, Kelly D. Murumets was appointed President, succeeding Mr. Silber in his capacity as President.

(2)	Mr. Hilton became the Executive Vice President, Sales and Marketing, of Acceris on January 1, 2003.

(3)	Mr. Ducay became the President of the Enterprise customer base of Acceris on December 10, 2002. In October 2003, Mr. Ducay became the Executive Vice-President and Chief Operating Officer for Acceris.

(4)	Mr. Silverman became Senior Vice President and General Counsel of Acceris in April 2004.

(5)
Ms. Kelly Murumets (Director and President), Mr. Gary Clifford (Vice President of Finance and Chief Financial Officer), and Mr. Stephen Weintraub (Senior Vice President and Corporate Secretary) did not receive any direct compensation from Acceris in 2003 or 2004. On December 31, 2004, Acceris Communications Inc. (the “Company”) entered into a management services agreement (the “Agreement”) with Counsel Corporation, the Company’s majority stockholder, and its wholly-owned subsidiaries (collectively, “Counsel”). Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided by Counsel personnel (excluding Allan C. Silber, Counsel’s Chairman, President and Chief Executive Officer and the Company’s Director and Chief Executive Officer) to the Company for the calendar years of 2004 and 2005. The basis for such services charged will be an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. The cost of such services is $280,000 for the year ended December 31, 2004. Services for 2005 will be determined on the same basis. For each fiscal quarter, Counsel will provide the details of the charge for services by individual, including respective compensation and their time allocated to the Company. In accordance with the Foothill and Laurus agreements, amounts owing to Counsel cannot be repaid while amounts remain owing to Foothill and Laurus. The foregoing fees for 2004 and 2005 are due and payable within 30 days following the respective year ends, subject to applicable restrictions. Any unpaid fee amounts will bear interest at 10% per annum commencing on the day after such year end.

In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. The Agreement does not guarantee the personal services of any specific individual at the Company throughout the term of the agreement and the Company will have to enter into a separate personal services arrangement with such individual should their specific services be required. The Company’s Board of Directors approved the Agreement on December 23, 2004.

Option Grants in Last Fiscal Year (2004)

The following table shows information about stock option grants to the Named Officers during fiscal 2004. These options are included in the Summary Compensation Table above. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by Securities and Exchange Commission rules, and are not the Company’s estimate or projection of future stock prices.

Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise Of Base Price		Potential Realizable Value at Assumed Annual Rates Of Stock Price Appreciation For Option Term
Name	Granted (#)	Fiscal Year	($/Sh)	Expiration Date	5% ($)	10% ($)

Allan C. Silber	—	—	—	—	—	—
Kenneth L. Hilton	—	—	—	—	—	—
James G. Ducay	—	—	—	—	—	—
David B. Silverman	75,000	20.9%	$1.39	July 19, 2011	$42,440	$98,904

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values:

The following table shows information about the value realized on option exercises for each of the Named Officers during fiscal 2004, and the value of their unexercised options at the end of fiscal 2004. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year- End (#) Exercisable/Unexercisable			Value of Unexercised In- The-Money Options At Fiscal Year-End ($) Exercisable/Unexercisable (1)
Allan C. Silber	—	—	—	/	—	—	/	—
Kenneth L. Hilton	—	—	37,500	/	112,500	—	/	—
James G. Ducay	—	—	37,500	/	112,500	—	/	—
David B. Silverman	—	—	—	/	75,000	—	/	—

(1) None of the unexercised options above are in the money, based on the closing price of the Company’s common stock on December 31, 2004, which was $0.65 per share.

Director Compensation

Commencing in June 2004, Board members who are not employed by Counsel or Acceris receive a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and a grant of stock options to purchase 10,000 shares of common stock each year. In addition, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per annum. Prior to June 2004, all directors then serving who were not employed by Acceris or Counsel other than in their capacity as directors received an option to purchase 1,000 shares of common stock and for each committee on which the director served, an option to purchase 250 shares of common stock. In addition, each independent director was compensated $1,000 for each in-person board meeting attended and $500 for each telephonic board meeting attended. The directors were also eligible to receive options under our stock option plans at the discretion of the Board of Directors. No discretionary stock options were awarded to directors during 2004. In 2004, Mr. Meenan received approximately $8,000 pursuant to a management consulting services agreement.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Kenneth L. Hilton Employment Contract. Acceris and Kenneth L. Hilton entered into an employment agreement pursuant to which Mr. Hilton became the Executive Vice President, Sales and Marketing, of Acceris, effective January 1, 2003. Mr. Hilton’s annual salary is $275,000, and he is eligible for a discretionary bonus of up to 100% of his annual salary in an amount to be determined pursuant to a performance management system, based on performance criteria established at the beginning of each fiscal year. Additionally, in June 2002, the Company made a relocation loan of $100,000 to Mr. Hilton. The loan is due on the earlier of August 1, 2005 or upon sale of Mr. Hilton’s former residence. Commencing October 1, 2004, monthly payments of the accrued interest, as calculated beginning September 1, 2004, were required. Additionally, no amount in respect of Mr. Hilton’s bonus, or any termination or severance payment, shall be paid to him while any of the loan remains outstanding.

James G. Ducay Employment Contract. Acceris and James G. Ducay entered into an employment agreement, which became effective on January 1, 2004. Mr. Ducay’s annual salary is $275,000, and he is eligible for a discretionary bonus of up to 100% of his annual salary in an amount to be determined pursuant to a performance management system, based on performance criteria established at the beginning of each fiscal year. For 2004, Mr. Ducay received a bonus of $100,000.

David B. Silverman Employment Contract. Acceris and David B. Silverman entered into an employment agreement, effective April 4, 2004, pursuant to which Mr. Silverman became the Senior Vice President and General Counsel of Acceris. Mr. Silverman’s annual salary is $190,000, and he is eligible for a discretionary bonus of up to 60% of his annual salary in an amount to be determined pursuant to a performance management system, based on performance criteria established at the beginning of each fiscal year. For 2004, Mr. Silverman received a bonus of $60,000.

Eric S. Lipscomb Employment Contract. Acceris and Eric S. Lipscomb entered into an employment agreement, effective March 9, 2005, pursuant to which Mr. Lipscomb became the Vice President of Accounting, Controller and Chief Accounting Officer of Acceris. Mr. Lipscomb’s annual salary is $150,000, and he is eligible for a discretionary bonus of up to 25% of his annual salary in an amount to be determined pursuant to a performance management system, based on performance criteria established at the beginning of each fiscal year. Mr. Lipscomb’s discretionary bonus is not linked to the financial performance of the Company. Prior to this contract Mr. Lipscomb was the Vice President of Accounting and Controller.

Stock Option Plans

At December 31, 2004, the Company has several stock-based employee compensation plans. All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

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

As of December 31, 2004, options for the purchase of 117 (2003 - 233 shares) shares of common stock at a price of $17.50 (2003 - $17.50 to $77.50) per share were outstanding, all of which are exercisable. In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the Director Stock Option Plan; however, outstanding options will continue to be governed by the terms thereof until exercise or expiration of such options. In 2004, 116 options expired.

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

The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis to each member of the Board of Directors then serving to purchase 500 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 9,500 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2004, options to purchase 8,500 shares of common stock at prices ranging from $20.00 to $25.00 per share are outstanding and exercisable. No options were granted or exercised under this plan in 2004 and 2003.

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2003, there were no options outstanding under the 1995 Employee Plan. During 2003, options to purchase 6,763 shares of common stock were forfeited or expired. No options were granted or exercised in 2004 under the 1995 Employee Plan.

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

As of December 31, 2004, there were options to purchase 56,736 shares of the Company’s common stock outstanding under the 1997 Plan. The outstanding options vest over three years at exercise prices of $1.40 to $127.50 per share. Options issued under the 1997 Plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2004 and 2003, options to purchase 3,744 and 45,067 shares of common stock, respectively, were forfeited or expired. There were no options granted or exercised during 2004.

2000 Employee Stock Purchase Plan

During 2000, the Company obtained approval from its stockholders to establish the 2000 Employee Stock Purchase Plan. The Stock Purchase Plan provides for the purchase of common stock, in the aggregate, up to 125,000 shares. This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages. The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company’s stock on the first or last day of each quarter. This plan was approved by the Board of Directors, subject to stockholder approval, and was effective beginning the third quarter of 2000. The Company issued 1,726 shares to employees based upon payroll withholdings during 2001. There were no issuances in 2004, 2003 or 2002.

The purpose of the Stock Purchase Plan is to incent all eligible employees of Acceris (or any of its subsidiaries) who have been employees for at least three months to encourage stock ownership of Acceris by acquiring or increasing their proprietary interest in Acceris. The Stock Purchase Plan is designed to encourage employees to remain in the employ of Acceris. It is the intention of Acceris to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended to issue shares of common stock to all eligible employees of Acceris (or any of Acceris’ subsidiaries) who have been employees for at least three months.

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or its committee; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2004, there were options to purchase 1,359,625 shares of the Company’s common stock outstanding under the 2003 Plan. The outstanding options vest over four years at exercise prices ranging from $0.60 to $4.60 per share. During 2004, options to purchase 433,726 shares of common stock were forfeited or expired. There were no options granted or exercised during 2004, and no SARs have been issued under the 2003 Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 1, 2005 by: (i) each director; (ii) each of the Named Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 1, 2005, there are 19,237,135 shares of common stock and 618 shares of Series N Preferred stock issued and outstanding. Each share of Series N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage of Common Stock Beneficially Owned(2)
James J. Meenan	0		*	%
Allan C. Silber	0	(3)	*	%
Kelly D. Murumets	0	(4)	*	%
Frank J. Tanki	0		*	%
Hal B. Heaton	7,948	(5)	*	%
Henry Y.L. Toh	18,471	(6)	*	%
William H. Lomicka	0	(7)	*	%
Stephen A. Weintraub	0	(8)	*	%
Samuel L. Shimer	0	(9)	*	%
Gary M. Clifford	0	(10)	*	%
James G. Ducay	37,500	(5)	*	%
Kenneth L. Hilton	38,500	(5)	*	%
David B. Silverman	0		*	%
Eric S. Lipscomb	0		*	%
Counsel Corporation and subsidiaries 40 King Street West Scotia Plaza, Suite 3200 Toronto, Ontario M5H3Y2	20,846,877	(11)	91%
All Executive Officers and Directors as a Group (14 people)	102,419		*	%

*	Indicates less than one percent

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

(3)
Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, and a beneficial owner of approximately 4,710,376 shares or 9.9% of the outstanding stock of Counsel. In September 2001, Mr. Silber became a Director of Acceris. Mr. Silber was appointed Chairman in November 2001. Mr. Silber was appointed Chief Executive Officer and Interim President of Acceris in December 2002 and served as such until November 2003 when the Board appointed Ms. Murumets to succeed Mr. Silber as President. Mr. Silber was succeeded as Chairman of the Board by Mr. James Meenan in October 2004. Mr. Silber remains a director and Chief Executive Officer of Acceris. Mr. Silber disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(4)
Ms. Murumets is Executive Vice President of Counsel and a beneficial owner of 274,000 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. At the December 6, 2002 meeting of the Board of Directors of Acceris, Ms. Murumets was appointed to the office of Executive Vice President of Acceris. At the February 12, 2003 meeting of the Board of Directors of Acceris, Ms. Murumets was appointed a director of Acceris. At the November 26, 2003 meeting of the Board of Directors of Acceris, Ms. Murumets was appointed President of Acceris. Ms. Murumets disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(5)	Represents shares of common stock issuable within 60 days of the date hereof pursuant to options.

(6)
Represents shares of common stock issuable within 60 days of the date hereof pursuant to options. Does not include shares held of record by Four M International, Ltd., of which Mr. Toh is a director. Mr. Toh disclaims any beneficial ownership of such shares.

(7)
Mr. Lomicka is a director of Counsel and a beneficial owner of approximately 70,000 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. Mr. Lomicka disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(8)
Mr. Weintraub is Senior Vice President and Secretary of Counsel and a beneficial owner of approximately 306,102 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. At the December 6, 2002 meeting of the Board of Directors of Acceris, Mr. Weintraub was appointed to the office of Senior Vice President and Secretary of Acceris. Mr. Weintraub disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(9)
Mr. Shimer is not an employee of Acceris; however he is a member of the Board of Directors. He was previously a managing director of Counsel. He is a beneficial owner of approximately 819,011 shares in Counsel, which represents 1.7% beneficial ownership of Counsel.

(10)
Mr. Clifford is the Chief Financial Officer of Counsel and a beneficial owner of approximately 100,000 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. At the December 6, 2002 meeting of the Board of Directors of Acceris, Mr. Clifford was appointed Vice President of Finance of Acceris. At the February 16, 2003 meeting of the Board of Directors of Acceris, Mr. Clifford was appointed Chief Financial Officer of Acceris. Mr. Clifford disclaims beneficial ownership of the shares of Acceris’ common stock beneficially owned by Counsel.

(11)
Includes 3,098,303 shares of Acceris’ common stock issued upon conversion of Series M and N redeemable preferred stock in March 2001 which were obtained from Winter Harbor LLC (“Winter Harbor”) on March 1, 2001, based on information included in a Schedule 13D filed by Counsel on March 13, 2001 and amended by Counsel and filed with the Securities and Exchange Commission on May 2, 2001. Also includes 3,329,482 shares of common stock issuable upon conversion of a convertible promissory note in the principal amount (and including accrued interest) of approximately $16,714 as of December 31, 2004, at the conversion price of $5.02 per share, under the terms of the Senior Convertible Loan and Security Agreement, dated March 1, 2001, as amended on May 8, 2001 (Loan Agreement). Also includes 871,724 shares issued on April 17, 2001 to Counsel under the terms of the Agreement and Plan of Merger, dated April 17, 2001. Also includes 8,681,096 shares of common stock issued in connection with the Amended Debt Restructuring conversion of a certain convertible promissory note on November 30, 2003. Also includes 4,747,522 shares of common stock issued in connection with the conversion of a certain convertible promissory note on November 30, 2003. Also includes 118,750 shares received from Winter Harbor which were previously held in escrow in accordance with the terms and provisions of a certain Securities Purchase Agreement by and between Counsel and Winter Harbor dated March 1, 2001, and released to Counsel in accordance with the terms and provisions of certain release agreement between Counsel and Winter Harbor dated August 29, 2003. In accordance with the Wells Fargo Foothill, Inc. (“Foothill”) and Laurus Master Fund, Ltd. (“Laurus”) agreements, amounts owing to Counsel cannot be repaid while amounts remain owing to Foothill and Laurus. All of such shares have been pledged as security for the Laurus and Foothill indebtedness.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2004, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option and Appreciation Rights Plan	1,359,625	$2.68	640,375
1997 Recruitment Stock Option Plan	56,736	44.94	292,686
1995 Directors Stock Option and Appreciation Rights Plan	8,500	22.50	1,000
1995 Employee Stock Option and Appreciation Rights Plan	—	—	14,037
Director Stock Option Plan	117	17.50	—

Equity compensation plans not approved by security holders:
Issuance of non-qualified options to employees and outside consultants (1)	366,665	70.99	—

Sub-total	1,791,643	$18.08	948,098

Warrants available under Agent Warrant Program (2)	650,000
Warrants available under terms of convertible debenture (3)	1,000,000

Total	3,441,643

(1)	For a description of the material terms of these options, see Note 18 in the Company’s audited financial statements included in Item 15 of this Report on Form 10-K.
(2)
The Acceris Communications Inc. Platinum Agent Program (the “Agent Warrant Program”) awards warrants to certain of the Company’s agents based on performance criteria. This program did not commence until 2004, and as of the date of this filing, warrants to purchase approximately 650,000 shares of common stock have been issued under the Agent Warrant Program, none of which have vested.

(3)	For a description of the material terms of these warrants, see Note 10 in the Company’s audited financial statements included in Item 15 of this Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

Transactions with Management and Others

See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between the Company and certain officers, directors and other related parties.

Transactions with Counsel

Initial Acquisition of Acceris and Senior Convertible Loan

On March 1, 2001, Acceris entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to Acceris in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. Advances against the Senior Loan Agreement were structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. Counsel initially could convert the loan into shares of common stock of Acceris at a conversion price of $11.20 per common share. The terms of the Senior Loan Agreement also provide that at any time after September 1, 2002, the outstanding debt including accrued interest will automatically be converted into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $20.00 per share. The Senior Loan Agreement also provides that the conversion price is in certain cases subject to adjustment and includes traditional anti-dilution protection for the lender and is subject to certain events of default, which may accelerate the repayment of principal plus accrued interest. Total proceeds available to the Company were $12,000, less debt issuance costs of $600, amortized over three years. The Senior Loan Agreement has been amended several times and the maturity date of the loan plus accrued interest has been extended to January 31, 2006. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price has been adjusted to $5.02 per common share. As of December 31, 2004, the total outstanding debt under the Note (including principal and accrued interest) was $16,714 which is convertible into approximately 3,329,482 shares of common stock.

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

On March 1, 2001, as part of the agreements discussed above, Counsel converted all of the Class M and N convertible preferred stock it obtained from Winter Harbor into 3,098,303 shares of Acceris’ common stock. The Class N shares were converted at $25.00 per common share and Class M at $11.20 per common share, in accordance with their respective conversion rights. Pursuant to the Securities Purchase Agreement, certain shares of common stock owned by the Winter Harbor Parties were held in escrow pending resolution of certain events.

Under the Support Agreement of March 1, 2001, Acceris also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications, Inc. (a subsidiary of Counsel) into Acceris. The merger was completed on April 17, 2001 and Counsel received 871,724 shares of common stock in Acceris as consideration.

In October 2004, Counsel agreed to subordinate its loan and security interest to that of Wells Fargo Foothill, Inc., (“Foothill”), the Company’s asset-based lender, and Laurus Master Fund, Ltd. (“Laurus”), a third party financier, in connection with the Senior Convertible Loan.

Assignment of Winter Harbor Common Stock and Debt Interests

Pursuant to the terms of a settlement between Counsel and the Winter Harbor Parties effective August 29, 2003, the Winter Harbor Parties relinquished their right to 118,750 shares of the common stock of Acceris to Counsel. These shares were released from escrow and delivered to Counsel.

The Winter Harbor Parties further assigned to Counsel all of their rights with respect to a note payable by Acceris of $1,999 drawn down pursuant to a Letter of Credit issued November 3, 1998 to secure certain obligations of Acceris together with any accrued interest thereon. The assigned amount together with accrued interest amounted to $2,577 on August 29, 2003. As a result of the settlement and assignment, Acceris entered into a new loan agreement with Counsel the terms of which provide that from August 29, 2003 the loan balance of $2,577 shall bear interest at 10% per annum compounded quarterly with the aggregate balance of principal and accrued interest payable on maturity of the loan on January 31, 2006. This loan agreement was subsequently amended and restated to increase the principal of the loan by a further $100 for funding provided by Counsel to enable Acceris to acquire a Voice over Internet Protocol patent in December 2003 and to allow for the making of further periodic advances thereunder at Counsel’s discretion. The loan increased due to operating advances in 2004 of $1,918. . There are no conversion features associated with this loan. The terms of the loan agreement provide that certain events of default, may accelerate the repayment of principal plus accrued interest. As of December 31, 2004, the total outstanding debt under the loan (including principal and accrued interest) was $6,808. In October of 2004, Counsel agreed to subordinate its loan repayment rights to the Foothill and Laurus debts.

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

1)
Principal ($24,307) and associated accrued interest ($2,284), as of October 15, 2002, under the Loan Agreement, as amended, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

2)
Funding provided by Counsel pursuant to the Loan Agreement, as amended, ($2,087) and associated accrued interest ($1,996) from October 15, 2002 to December 31, 2002, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

3)
Counsel would advance to Acceris all amounts paid or payable by Acceris to its stockholders that exercised their dissenters’ rights in connection with the transactions subject to the debt restructuring transactions and advance the amount of the annual premium to renew the existing directors and officers’ insurance coverage through November 2003.

4)
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

5)
The issuance of common stock by Acceris pursuant to this Agreement would result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2001 Loan Agreement. Whereas the conversion price for the March 1, 2001 Loan Agreement had initially been $11.20, the new conversion price would be adjusted as a result of the anti-dilution provisions of the Senior Loan Agreement. At December 31, 2004, the conversion price was $5.02 per common share.

Effective November 30, 2003, 8,681,096 shares of common stock were issued to Counsel in settlement of the underlying debt and accrued interest totaling $32,721 on the date of the conversion.

Convertible Promissory Note to Fund RSL COM USA, Inc. (“RSL”) Acquisition

In connection with the acquisition of certain assets of RSL in December 2002, Acceris issued a $7,500 convertible note payable (the “Convertible Note”) to Counsel, bearing interest at 10% per annum compounded quarterly which, as amended, matured on June 30, 2005. The Convertible Note was convertible into common stock of Acceris at a conversion rate of $1.68 per share. Effective November 30, 2003 Counsel exercised its right to convert the Convertible Note plus accrued interest to that date totaling $7,952 into common stock of Acceris. This resulted in the issuance of 4,747,522 shares of Acceris common stock.

Collateralized Promissory Note and Loan Agreement

During the fourth quarter of 2003, Counsel advanced the sum of $5,600 to Acceris evidenced by a promissory note effective October 1, 2003. In January 2004 Acceris and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which an additional $2,000 was loaned to Acceris and pursuant to which additional periodic loans may be made from time to time (collectively and as amended, the “Promissory Note”). The Promissory Note matures on January 31, 2006 and accrues interest at 10% per annum compounded quarterly from the date funds are advanced. The Promissory Note was collateralized by certain shares of Series B Convertible Preferred Stock (the “Preferred Stock”) of Buyers United, Inc. (a third party), which were held by Acceris. In the event of the sale of the Preferred Stock (or the common stock to which the Preferred Stock was convertible) by Acceris or an equity investment or investments in Acceris by a third party through the capital markets and subject to certain limitations, the terms of the Promissory Note stated that the maturity date of the Promissory Note would accelerate to the date 10 calendar days following either such event. The preferred stock was sold during the first six months of 2004, and, with respect to the sale, Counsel waived its right to accelerate the maturity date. The Promissory Note is further secured by the assets of the Company and is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. In October of 2004, Counsel agreed to subordinate its loan and security interest in connection with the issuance of the Promissory Note to that of Foothill and Laurus. There are no conversion features associated with the Promissory Note. The loan increased primarily due to operating advances in 2004 of $10,662. The outstanding balance at December 31, 2004 (including principal and accrued interest) was $17,554.

Secured Loan to Acceris

To fund the acquisition of the WorldxChange Communications, Inc. assets purchased and liabilities assumed by Acceris, on June 4, 2001 Counsel provided a loan (the “Initial Loan”) to Acceris in the aggregate amount of $15,000. The loan was subordinated to a revolving credit facility with Foothill, was collateralized by all the assets of the Company and, as amended, had a maturity date of June 30, 2005. On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743 including accrued interest (“the Assigned Loan”) to Acceris in exchange for a new loan bearing interest at 10% per annum compounded quarterly maturing on January 31, 2006 (“the New Loan”). Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provides for certain mandatory prepayments upon written notice from Counsel including an event resulting in the issuance of new shares by Acceris to a party unrelated to Counsel where the funds are not used for an approved expanded business plan, the purchase of the Company’s accounts receivable by a third party or where Acceris has sold material assets in excess of cash proceeds of $1,000 and certain other events. The New Loan is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. Pursuant to a Stock Pledge Agreement as amended, the New Loan is secured by the common stock held directly by Acceris in its operating subsidiary. Effective October 2004, Counsel’s loan and security interest have been subordinated in favor of Foothill and Laurus. There are no conversion features associated with the New Loan. As of December 31, 2004, the total outstanding debt under the New Loan (including principal and accrued interest) was $11,024.

Counsel Keep Well

Counsel has committed to fund, through long-term intercompany advances or equity contribution, all capital investment, working capital or other operational cash requirements of Acceris through June 30, 2005 (the “Keep Well”). Counsel is not expected to extend the Keep Well beyond its current maturity.

Counsel Guarantee, Subordination and Stock Pledge

Counsel has guaranteed the debt that the Company owes to Foothill and Laurus. Counsel has also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests in favor of its asset-based lender, Foothill, and Laurus. Counsel further agreed to pledge all of its shares owned in Acceris as security for the related debts. Counsel has also guaranteed various other debts of the Company, including its debt obligations in respect of its lease of telecommunications equipment as well as its obligations owed to a network carrier. In accordance with the Foothill and Laurus agreements, amounts owing to Counsel cannot be repaid while amounts remain owing to Foothill and Laurus.

Counsel Management Services

In December 2004, Acceris entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, Acceris agreed to make payment to Counsel for the past and future services to be provided by certain Counsel personnel to Acceris for each of 2004 and 2005. The basis for such services charged will be an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to Acceris, primarily Messrs. Clifford and Weintraub and Ms. Murumets. For the year ended December 31, 2004, the cost of such services was $280. The foregoing fees for 2004 and 2005 are due and payable within 30 days following the respective year ends, subject to any subordination restrictions then in effect. Any unpaid fee amounts will bear interest at 10% per annum commencing on the day after such year-end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event, subject to any subordination restrictions then in effect. In accordance with the Foothill and Laurus agreements, amounts owing to Counsel cannot be repaid while amounts remain owing to Foothill and Laurus.

 Counsel provided management services to Acceris in 2003, for which no amounts were charged to Acceris, resulting in the conferral of a benefit of $130.

Item 14. Principal Accountant Fees and Services.

In May 2004 the Company’s Audit Committee engaged BDO Seidman, LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2004. Previously, the Company’s independent registered public accounting firm was PricewaterhouseCoopers LLP.

Fees paid to PricewaterhouseCoopers LLP, our independent registered public accountant for all of 2003 and for the period January 1 - May 4, 2004 are set forth below. All fees paid to our independent registered public accountant were pre-approved by the Audit Committee.

	Year Ended December 31, (in thousands)
	2003	2004
Audit fees	$767	$834
Audit-related fees	176	—
Tax fees	182	203
All other fees	—	—
Total	$1,125	$1,037

Fees paid to BDO Seidman, LLP, our independent registered public accounting firm for the period May 19 - December 31, 2004 are set forth below. All fees paid to our independent registered public accounting firm were pre-approved by the Audit Committee.

Year Ended December 31, (in thousands)
2004
Audit fees	$676
Audit-related fees	61
Tax fees	106
All other fees	—
Total	$843

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2003 and 2004, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2003 and 2004 and services in connection with our statutory and regulatory filings for the years ended December 31, 2003 and 2004 and amounted to $767 and $1,510, respectively.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for the years ended December 31, 2003 and 2004, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits, accounting consultations and audits in connection with acquisitions, which amounted to $176 and $61.

Tax Fees

Tax fees were for services related to tax compliance, consulting and planning services rendered during the years ended December 31, 2003 and 2004 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. Tax fees paid amounted to $182 and $129.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2003 and 2004.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee may pre-approve specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee may pre-approve specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee may pre-approve specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. All other tax services must be specifically approved by the Audit Committee.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee may pre-approve specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All requests for services to be provided by the independent registered public accounting firm which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

	1.	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Changes in Stockholders’ Deficit for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	The following exhibits are filed as part of this Annual Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2	Bylaws as amended (2)

4.2	Securities Purchase Agreement by and between Acceris and Winter Harbor, LLC dated as of September 30, 1997. (3)

4.3	Amended and Restated Registration Rights Agreement by and between Acceris and Winter Harbor, LLC dated as of January 15, 1999, amending Registration Rights Agreement dated October 10, 1997. (4)

4.4	Form of Stockholders Agreement by and among Acceris, Winter Harbor, LLC and certain holders of Acceris’ securities (Exhibit D to the Purchase Agreement). (3)

4.5	Form of Warrant Agreement by and between MedCross, Inc. and Winter Harbor, LLC (Exhibit F to the Purchase Agreement). (3)

4.6	Senior Convertible Loan and Security Agreement by and between Acceris and Counsel Communications LLC, dated March 1, 2001. (5)

4.7	Loan Note by and between Counsel Communications LLC and Acceris dated as of March 1, 2001. (5)

4.8	Security Agreement by and between Acceris, MiBridge Inc and Counsel Communications LLC, dated March 1, 2001. (5)

10.1*	1997 Recruitment Stock Option Plan. (6)

10.2*	2001 Stock Option and Appreciation Rights Plan. (7)

Exhibit Number	Title of Exhibit
10.2.1*	2003 Stock Option and Appreciation Rights Plan. (8)

10.3	Agreement by and between Acceris and Winter Harbor, LLC, dated April 14, 1998. (9)

10.4	Pledge Agreement by and between Acceris and Winter Harbor, LLC, dated April 14, 1998. (9)

10.5	Security Agreement by and among certain of Acceris’ subsidiaries and Winter Harbor, LLC, dated April 14, 1998. (9)

10.6	Form of Promissory Notes issued to Winter Harbor, LLC. (9)

10.7	Warrant to purchase 250,000 shares of Acceris’ common stock issued to JNC, dated June 30, 1998. (9)

10.8	Warrant to purchase 100,000 shares of Acceris’ common stock issued to JNC, dated July 28, 1998. (9)

10.9	Loan Agreement by and between Acceris and Winter Harbor, LLC, dated as of January 15, 1999. (4)

10.10	First Amendment to Loan Agreement by and between Acceris and Winter Harbor, LLC, dated March 4, 1999. (4)

10.11	Promissory Note in principal amount of $8,000,000 executed by Acceris in favor of Winter Harbor, LLC, dated November 10, 1998. (4)

10.12	Series K Warrant Agreement by and between Acceris and Winter Harbor, LLC and form of Series K Warrant, dated as of January 15, 1999. (4)

10.13	Agreement by and between Acceris and Winter Harbor, LLC, dated as of January 15, 1999. (4)

10.14
First Amendment to Security Agreement dated as of January 15, 1999, by and among Acceris, five of its wholly-owned subsidiaries and Winter Harbor, LLC, amending Security Agreement dated April 14, 1997. (4)

10.15	First Amendment to Pledge Agreement dated as of January 15, 1999, by and among Acceris and Winter Harbor, LLC, amending Pledge Agreement dated April 14, 1997. (4)

10.16	Series D, E, F, G, H, I and J Warrant Agreement dated as of January 15, 1999 by and between Acceris and Winter Harbor, LLC, and related forms of warrant certificates. (4)

10.17	Amended and Restated Employment Agreement with Helen Seltzer, dated January 3, 2002. (10)

10.18	Form of Wholesale Service Provider and Distribution Agreement between Acceris and Big Planet, Inc., dated February 1, 2000. (11)

10.19	Form of Cooperation and Framework Agreement between Acceris and CyberOffice International AG, dated May 8, 2000. (12)

10.20	Form of Revenue Sharing Agreement between Acceris and Red Cube International AG (formerly known as CyberOffice International AG.) dated June 30, 2000. (12)

10.21	Form of Letter dated June 30, 2000, clarifying a Cooperation and Framework Agreement issue. (12)

Exhibit Number	Title of Exhibit
10.22	Loan and Security Agreement by and among WorldxChange Corp. and Foothill Capital Corporation, dated December 10, 2001. (13)

10.23*	Employment agreement with James Ducay, dated January 1, 2004. (14)

10.24*	Employment agreement with Kenneth Hilton, dated May 1, 2002. (15)

10.25	Form of Asset Purchase Agreement by and between Counsel Springwell Communications LLC and RSL.COM U.S.A. Inc. (16)

10.26	Form of Amendment No. 1 to Asset Purchase Agreement between Counsel Springwell Communications LLC and RSL.COM U.S.A., Inc. (16)

10.27	Amended and Restated Debt Restructuring Agreement, dated October 15, 2002. (15)

10.28	Form of Asset Purchase Agreement between Buyers United Inc., I-Link Communications Inc., and Acceris, dated December 6, 2002. (15)

10.29	Acceris Convertible Promissory Note for $7,500,000 between Acceris and Counsel Corporation (U.S.) dated December 10, 2002. (15)

10.30	Warrant Exchange Agreement by and between Winter Harbor, LLC and Acceris dated as of March 1, 2001. (5)

10.31	Securities Support Agreement by and between Counsel Communications, LLC and Acceris dated as of March 1, 2001. (5)

10.32	Promissory note dated as of August 29, 2003, for $2,577,070 issued to Counsel Corporation. (14)

10.33	Promissory note dated March 10, 2004 for $1,546,532 issued to Counsel Corporation (U.S.). (14)

10.34	Loan Agreement dated as of January 26, 2004 between Acceris and Counsel Corporation. (14)

10.35	Loan Agreement dated as of October 1, 2003, between Acceris and Counsel Corporation (U.S.). (14)

10.36	Amended and Restated Stock Pledge Agreement dated as of January 30, 2004 between Acceris and Counsel Corporation (U.S.). (14)

10.37	Amended and Restated Secured Promissory Note dated as of October 1, 2003, for $9,743,479 issued to Counsel Corporation (U.S.). (14)

10.38	Amended and Restated Promissory Note dated January 26, 2004 for $7,600,000 issued to Counsel Corporation. (14)

10.39	Amended and Restated Loan Agreement dated as of January 30, 2004 between Acceris and Counsel Corporation (U.S.). (14)

10.40	Third Amendment to Senior Convertible Loan and Security Agreement dated as of November 1, 2003 between Acceris and Counsel Corporation. (14)

10.41	Amended and Restated Stock Pledge Agreement dated January 26, 2004 between Acceris and Counsel. (17)

10.42	Promissory Note for $917,095 dated March 31, 2004 between Acceris and Counsel Corporation (U.S.). (17)

Exhibit Number	Title of Exhibit
10.43	Promissory Note for $2,050,000 dated March 12, 2004 between Acceris and Counsel Corporation. (17)

10.44	$1 million Note dated May 26, 2004. (18)

10.45	$248,020 Promissory Note dated June 30, 2004. (18)

10.46	$3.2 million Promissory Note dated June 30, 2004. (18)

10.47	First Amendment to Loan Agreement dated October 1, 2003. (18)

10.48	Fourth Amendment to Senior Convertible Loan and security Agreement dated March 1, 2001. (19)

10.49	First Amendment to Amended and Restated Loan Agreement dated January 30, 2004. (18)

10.50	First Amendment to Loan Agreement dated January 26, 2004. (18)

10.51	Amended and Restated Promissory Note ($2.05 million). (18)

10.52	Amended and Restated Promissory Note ($7.6 million). (18)

10.53	Securities Purchase Agreement dated as of October 14, 2004. (19)

10.54	Secured Convertible Term Note dated October 14, 2004. (19)

10.55	Master Security Agreement dated October 14, 2004 by the Company, Acceris Communications Technologies, Inc. and Acceris Communications Corp. (19)

10.56	Registration Rights Agreement dated as of October 14, 2004. (19)

10.57	Common Stock Purchase Warrant issued October 14, 2004. (19)

10.58	Stock Pledge Agreement dated as of October 14, 2004. (19)

10.59	Guaranty dated as of October 14, 2004. (19)

10.60*	Employment Agreement with David Silverman (21)

10.61*	Employment Agreement with Kenneth Hilton, as amended (21)

10.62*	Counsel Management Agreement. (20)

10.63*	Employment Agreement with Eric Lipscomb (22)

10.64	$300,000 Promissory Note dated December 31, 2004 (included herewith)

Exhibit Number	Title of Exhibit
10.65	$577,992.45 Promissory Note dated December 31, 2004 (included herewith)

14	Acceris Communications Inc. Code of Conduct. (14)

21	List of subsidiaries. (14)

23.1	Consent of BDO SEIDMAN LLP (included herewith)

23.2	Consent of PricewaterhouseCoopers, LLP (included herewith)

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 14(d)-14(a) included herewith

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 14(d)-14(a) included herewith

32.1	Certification pursuant to 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith)

32.2	Certification pursuant to 18 U.S. C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith)

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998, file number 0-17973.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.

(3)	Incorporated by reference to our Current Report on Form 8-K, dated September 30, 1997, file number 0-17973.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 1999, file number 0-17973.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on March 16, 2001, file number 0-17973.

(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, file number 0-17973.

(8)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 1998, file number 0-17973.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2002, file number 0-17973.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2000, file number 0-17973.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2000, file number 0-17973.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001, file number 0-17973.

(14)	Incorporated by reference to our Annual Report on Form 10-K/A#1 for the year ended December 31, 2003.

(15)	Incorporated by reference to our Annual Report on Form 10-K/A#3 for the year ended December 31, 2002, file number 0-17973.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on December 26, 2002, file number 0-17973.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on July 19, 2004.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2004.

(20)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005

(21)	Incorporated by reference to our registration statement on Form S-1, as amended (No. 333-120512).

(22)	Incorporated by reference to our Current Report on Form 8-K filed on March 11, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

ACCERIS COMMUNICATIONS INC.

Date: March 28, 2005	By:	/s/ Allan C. Silber
Allan C. Silber
Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Meenan	Chairman of the Board of Directors	March 28, 2005
James J. Meenan

/s/ Allan C. Silber	Chief Executive Officer	March 28, 2005
Allan C. Silber

/s/Gary M. Clifford	Chief Financial Officer and VP of Finance	March 28, 2005
Gary M. Clifford

/s/ Eric S. Lipscomb	Vice President of Accounting, Controller	March 28, 2005
Eric S. Lipscomb	and Chief Accounting Officer

/s/ Hal B. Heaton	Director	March 28, 2005
Hal B. Heaton

/s/ William H. Lomicka	Director	March 28, 2005
William H. Lomicka

/s/ Kelly D. Murumets	Director and President	March 28, 2005
Kelly D. Murumets

/s/ Samuel L. Shimer	Director	March 28, 2005
Samuel L. Shimer

/s/ Frank J. Tanki	Director	March 28, 2005
Frank J. Tanki

/s/ Henry Y. L. Toh	Director	March 28, 2005
Henry Y.L. Toh

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

Schedule of Valuation and Qualifying Accounts

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Acceris Communications Inc.
Pittsburgh, PA

We have audited the accompanying consolidated balance sheet of Acceris Communications Inc. (the Company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index for the year ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acceris Communications Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2004.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2004 has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP
Houston, Texas

March 11, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Acceris Communications Inc.
Pittsburgh, PA

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects the financial position of Acceris Communications Inc. and its subsidiaries at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, which appears in the financial statements included in the Company’s Form 10-K Amendment No. 1 for the year then ended December 31, 2003 and is not presented herein, the Company has suffered recurring losses from operations and has a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters were also described in Note 2, which appears in the consolidated financial statements included in the Company’s Form 10-K Amendment No. 1 for the year then ended December 31, 2003 and is not presented herein. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers, LLP
San Diego, California
April 14, 2004, except for Note 3, which appears in the
consolidated financial statements included in the Company’s
Form 10-K Amendment No. 1 for the year ended December 31,
2003 and is not presented herein, as to which the date is
September 28, 2004

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2004 and 2003
(In thousands of dollars, except share and per share amounts)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$458	$2,033
Accounts receivable, less allowance for doubtful accounts of $2,163 and $1,764 as of December 31, 2004 and 2003, respectively	13,079	18,018
Investments in convertible preferred and common stock	—	2,058
Other current assets	1,473	2,111
Net assets of discontinued operations	—	91
Total current assets	15,010	24,311
Furniture, fixtures, equipment and software, net	4,152	8,483
Other assets:
Intangible assets, net	1,404	3,297
Goodwill	1,120	1,120
Investments	1,100	1,100
Other assets	1,223	743
Total assets	$24,009	$39,054
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$4,725	$12,127
Accounts payable and accrued liabilities	27,309	28,272
Unearned revenue	959	5,678
Current portion of notes payable	1,928	1,254
Current portion of obligations under capital leases	1,441	2,715
Net liabilities of discontinued operations	—	841
Total current liabilities	36,362	50,887
Notes payable, less current portion	3,597	772
Obligations under capital leases, less current portion	—	1,631
Notes payable to a related party, net of unamortized discount	46,015	28,717
Total liabilities	85,974	82,007
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 618 and 619 Class N shares as of December 31, 2004 and 2003, respectively; liquidation preference of $618 and $619 at December 31, 2004 and 2003, respectively	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,237,135 and 19,262,095 at December 31, 2004 and 2003, respectively	192	192
Additional paid-in capital	186,650	182,879
Accumulated deficit	(248,813)	(226,030)
Total stockholders’ deficit	(61,965)	(42,953)
Total liabilities and stockholders’ deficit	$24,009	$39,054

The accompanying notes are an integral part of these consolidated financial statements.

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2004, 2003 and 2002
(In thousands of dollars, except per share amounts)

	2004	2003	2002

Revenues:
Telecommunications services	$112,595	$133,765	$85,252
Technology licensing and development	540	2,164	2,837
Total revenues	113,135	135,929	88,089
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation and amortization shown below)	60,067	86,006	50,936
Selling, general and administrative	54,430	57,264	33,015
Provision for doubtful accounts	5,229	5,438	5,999
Research and development	442	—	1,399
Depreciation and amortization	6,976	7,125	4,270
Total operating costs and expenses	127,144	155,833	95,619
Operating loss	(14,009)	(19,904)	(7,530)
Other income (expense):
Interest expense - related party	(8,488)	(10,878)	(4,515)
Interest expense - third party	(2,861)	(2,391)	(3,680)
Other income	2,471	1,216	395
Total other expense	(8,878)	(12,053)	(7,800)
Loss from continuing operations	(22,887)	(31,957)	(15,330)
Gain (loss) from discontinued operations	104	529	(12,508)
Net loss	$(22,783)	$(31,428)	$(27,838)

Basic and diluted weighted average shares outstanding	19,256	7,011	5,828
Net loss per common share - basic and diluted:
Loss from continuing operations	$(1.19)	$(4.56)	$(2.63)
Gain (loss) from discontinued operations	0.01	0.08	(2.15)
Net loss per common share	$(1.18)	$(4.48)	$(4.78)

The accompanying notes are an integral part of these consolidated financial statements.

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
for the years ended December 31, 2004, 2003 and 2002
(In thousands of dollars, except share amounts)(1)

	Preferred stock		Common stock		Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	in capital	Deficit

Balance at December 31, 2001	769	$7	5,827,477	$58	129,700	$(166,764)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	6,522	—
Acceris costs paid by majority stockholder	—	—	—	—	499	—
Net loss	—	—	—	—	—	(27,838)
Balance at December 31, 2002	769	7	5,827,477	58	136,721	(194,602)
Conversion of related party debt to common stock	—	—	13,428,618	134	40,539	—
Conversion of Class N preferred stock to common stock	(150)	(1)	6,000	—	1	—
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	5,354	—
Acceris costs paid by majority stockholder	—	—	—	—	132	—
Management expense from majority stockholder	—	—	—	—	130	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	2	—
Net loss	—	—	—	—	—	(31,428)
Balance at December 31, 2003	619	6	19,262,095	192	182,879	(226,030)
Conversion of Class N preferred stock to common stock	(1)	—	40	—
Cancellation of common stock (2)	—	—	(25,000)	—	(21)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	3,771	—
Acceris costs paid by majority stockholder	—	—	—	—	16	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	5	—
Net loss	—	—	—	—	—	(22,783)
Balance at December 31, 2004	618	$6	19,237,135	$192	$186,650	$(248,813)

(1)  All amounts shown as if the reverse stock split described more fully in Note 4 had occurred on December 31, 2001.
(2)  The Company received and cancelled 25,000 common shares of the Company pursuant to the partial settlement of a prior claim over a third party.

The accompanying notes are an integral part of these consolidated financial statements.

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2004, 2003 and 2002
(In thousands of dollars)

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(22,783)	$(31,428)	$(27,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,339	7,125	8,135
Provision for doubtful accounts	5,229	5,438	6,110
Amortization of discount and debt issuance costs on notes payable	4,237	6,052	1,765
Accrued interest added to loan principal of related party debt	4,304	5,667	3,651
Mark to market adjustment to warrants	(108)	—	—
Impairment of long-lived assets	637	—	3,609
Other income	(148)	(169)	—
Stock received on sale of technology license	—	(1,100)	—
Expense associated with stock options issued to non-employee for services	5	2	—
Loss on disposal of assets	4	—	266
Discharge of obligation	(972)	—	—
Gain on sale of investments	(1,376)	—	—
Gain on settlement of note payable	—	(1,141)	—
Cancellation of common shares	(21)
Management expense imputed to controlling stockholder	—	130	—
	(4,653)	(9,424)	(4,302)
Increase (decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(576)	(5,944)	(1,269)
Other assets	719	(1,003)	(1,164)
Net assets and liabilities of discontinued operations	—	750	—
Accounts payable, accrued liabilities and interest payable	(1,023)	2,586	3,507
Unearned revenue	(4,719)	4,720	(1,643)
Net cash used in operating activities	(10,252)	(8,315)	(4,871)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(731)	(2,036)	(1,649)
Purchase of patent rights	—	(100)	—
Business acquisitions, net of acquisition costs and cash acquired	—	149	(8,276)
Cash received from sale of investments in common stock and other assets	3,581	160	692
Net cash provided by (used in) investing activities	2,850	(1,827)	(9,233)

Cash flows from financing activities:
Proceeds from issuance of notes payable to a related party	12,584	7,896	16,823
Proceeds from issuance of convertible debenture	4,773	—	—
Finance costs on convertible debenture	(211)	—	—
Payment of notes payable to related party	—	—	(3,000)
Proceeds from (repayment of) revolving credit facility, net	(7,402)	3,041	2,089
Payment of capital lease obligations	(2,714)	(2,514)	(2,544)
Payment of debt obligations	(1,219)	—	(805)
Acceris costs paid by majority stockholder	16	132	498
Net cash provided by financing activities	5,827	8,555	13,061
Decrease in cash and cash equivalents	(1,575)	(1,587)	(1,043)
Cash and cash equivalents at beginning of year	2,033	3,620	4,663
Cash and cash equivalents at end of year	$458	$2,033	$3,620

The accompanying notes are an integral part of these consolidated financial statements.

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31, 2004, 2003 and 2002
(In thousands of dollars)

	2004	2003	2002

Supplemental schedule of non-cash investing and financing activities:
RSL acquisition costs financed through note payable to seller	—	—	$875
Warrants issued in connection with convertible notes payable	$430	—	—
Fees to the lender in connection with convertible note payable	226	—	—
Discount in connection with convertible notes payable to related parties	3,771	$5,354	6,522
Conversion of notes payable to a related party and associated accrued interest to common stock	—	40,673	—
Preferred stock received in exchange for assets of discontinued operations	—	1,691	—
Assets included in the purchase price of Transpoint acquisition, net	—	2,882	—
Stock options issued for services	—	142	—
Notes payable incurred for the purchase of software and software licenses	—	921	—

Supplemental cash flow information:
Taxes paid	52	—	—
Interest paid	2,903	2,194	2,164

The accompanying notes are an integral part of these consolidated financial statements

ACCERIS COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except where specifically indicated, and share amounts)

Note 1 - Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of Acceris Communications Inc. (formerly I-Link Incorporated) and its wholly-owned subsidiaries Acceris Communications Corp. (“ACC,” formerly WorldxChange Corp.); I-Link Communications Inc., (“ILC”), which is substantially included in discontinued operations; Transpoint Holdings Corporation, which includes the purchased assets of Transpoint Communications, LLC and the purchased membership interest in Local Telcom Holdings, LLC (collectively, “Transpoint”), which the Company purchased in July 2003; and Acceris Communications Technologies, Inc. These entities, on a combined basis, are referred to as “Acceris” or the “Company” in these consolidated financial statements.

Our Technologies segment offers a proven network convergence solution for voice and data in VoIP communications technology and includes a portfolio of communication patents. Included in this portfolio are two foundational patents in the VoIP space, U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”). This segment of our business is primarily focused on licensing our technology, supported by our patents, to carriers and equipment manufacturers and suppliers in the internet protocol (“IP”) telephony market.

Our Telecommunications business, which generated substantially all of our revenue in 2004, is a broad-based communications segment servicing residential, small and medium-sized businesses, and corporate accounts in the United States. We provide a range of products, including local dial tone, domestic and international long distance voice services and fully managed, integrated data and enhanced services, to residential and commercial customers through a network of independent agents, telemarketing and our direct sales force. We are a U.S. facilities-based carrier with points of presence in 30 major U.S. cities. Our voice capabilities include nationwide Feature Group D (“FGD”) access. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Additionally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad which afford Acceris the opportunity for least cost routing on telecommunication services to our clients.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Note 2 - Liquidity and Capital Resources

Liquidity and Capital Resources:

As a result of our substantial operating losses and negative cash flows from operations, we had a stockholders’ deficit of $61,965 (2003 - $42,953) and negative working capital of $21,352 (2003 - $26,576) at December 31, 2004.  Operations in 2004 were financed through a combination of related party debt, third party financing and the sale of securities in BUI.  The Company had third party debt of $10,855 at December 31, 2004, a reduction from the $14,171 owed at December 31, 2003.  Scheduled debt payments in 2005 are expected to be $8,094 compared to $3,933 in 2004.  Related party debt owing to our 91% common stock owner, Counsel, at December 31, 2004 is $52,100 compared to $35,220 at December 31, 2003.  During 2004, Counsel extended the maturity of its debt from 2005 to January 2006.  Interest on the related party debt is rolled into the principal amounts outstanding.  This debt is supplemented by Counsel’s Keep Well, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements.  The Keep Well obligates Counsel to continue its financial support of Acceris until June 30, 2005.  The Keep Well is not expected to be extended beyond its current maturity.  The related party debt is subordinated to the Wells Fargo Foothill, Inc. (“Foothill”) credit facility and to the Laurus Master Fund, Ltd. of New York (“Laurus”) convertible debenture. Additionally, both of these financial instruments are guaranteed by Counsel through their respective maturities of June 2005 and October 2007, respectively. The current debt arrangements with Laurus prohibit the repayment of Counsel debt prior to the repayment or conversion of the Laurus debt.  The Laurus debt, to the extent that it is not converted, is due in October 2007.  The current asset-based facility with Foothill matures in June 2005 and is not expected to be extended beyond its current maturity.  No additional borrowings are available under this facility at December 31, 2004. Payments cannot be made to Counsel while the Foothill facility remains outstanding.

Organically, we do not expect to see telecommunications revenue grow in 2005.  We expect to continue our ongoing product migration from 10-10-XXX and 1+ products to a broader product portfolio that includes long distance and enhanced services for our residential customers while we continue to expand the breadth of our data and managed services offerings for our enterprise customers.  This migration is expected to significantly improve revenue and contribution per continuing customer.  In 2004, the Company commenced offering local services in five states and realized revenue of $6,900; and the Company finished 2004 with approximately 22,000 local subscribers.  In March 2005, the Company made the decision to suspend competing for new local customers in Pennsylvania, New Jersey, New York, Florida and Massachusetts, while continuing to support its existing local customers in those states.  The decision was a result of the FCC‘s revision of its wholesale rules, originally designed to introduce competition in local markets, that went into effect on March 11, 2005.  The reversal of local competition policy by the FCC has permitted the RBOCs to substantially raise wholesale rates for the services known as unbundled network elements (UNEs), and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms Additionally, we remain concerned about the continuing increases in the contribution rates of the Universal Service Fund (“USF”), coupled with the exclusion from USF contributions of communications companies whose product offerings provide the same service as traditional telecommunications companies.

There is significant doubt about the Company’s ability to obtain additional financing beyond June 30, 2005 to support its Telecommunications operations once the Keep Well from Counsel expires. Additionally, the Company does not at this time have an ability to obtain additional financing for its Telecommunications business to pursue expansion through acquisition. Due to these financial constraints, and with the belief that the Company does not have sufficient scale to create positive cash flow, management and its strategic advisors are looking to merge or dispose of the Telecommunications business. There is no certainty that a merger or disposal can occur on a timely basis on favorable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For more information on the assets and operations of the Telecommunications business, please refer to Note 19 of the financial statements included in Item 15 of this Form 10-K.

Ownership Structure and Capital Resources:

•	The Company is approximately 91% owned by Counsel. The remaining 9% is owned by public stockholders.

•
The Company has total gross debt of $62,955 at December 31, 2004. 83% or $52,100 of this debt is owed to Counsel and an additional 16% or $10,050 is guaranteed by Counsel, leaving 1% or $805 of the Company’s debt outstanding to third parties.

•
Since becoming controlling stockholder in 2001, Counsel has invested over $90,000 in Acceris to fund the completion of Acceris’ technology and to fund the building of Acceris’ telecommunications business. In 2004, Counsel invested approximately $12,584 in Acceris and continues to have a commitment to provide the necessary funding to ensure the continued operations of the Company through June 30, 2005. In addition, Counsel has subordinated its debt, and guaranteed our obligations, to Laurus and Foothill.

•	In 2004, the Company successfully completed a $5,000 financing with Laurus Master Fund Ltd. of New York, an unrelated third party. Proceeds were used to fund operations.

Note 3 - Summary of Significant Accounting Policies

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue is derived from telecommunications usage based on minutes of use and monthly recurring fees. Revenue derived from usage is recognized as services are provided, based on agreed upon usage rates, while revenue from monthly recurring fees is based on the passage of time. Revenue is recorded net of estimated customer credits and billing errors, which are recorded at the same time the corresponding revenue is recognized. Revenues from billings for services rendered where collectibility is not assured are recognized when the final cash collections to be retained by the Company are finalized.

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

Significant estimates include revenue recognition, accruals for telecommunications network cost, the allowance for doubtful accounts, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of deferred tax assets and contingencies surrounding litigation. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Costs associated with carrying telecommunications traffic over our network and over the Company’s leased lines are expensed when incurred, based on invoices received from the service providers. If invoices are not available in a timely fashion, estimates are utilized to accrue for these telecommunications network costs. These estimates are based on the understanding of variable and fixed costs in the Company’s service agreements with these vendors in conjunction with the traffic volumes that have passed over the network and circuits provisioned at the contracted rates. Traffic volumes for a period are calculated from information received through the Company’s network switches. From time to time, the Company has disputes with its vendors relating to telecommunications network services. In the event of such disputes, the Company records an expense based on its understanding of the agreement with that particular vendor, traffic information received from its network switches and other factors.

Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of customers to make required payments on their accounts. The Company evaluates its provision for doubtful accounts at least quarterly based on various factors, including the financial condition and payment history of major customers and an overall review of collections experience on other accounts and economic factors or events expected to affect its future collections experience. Due to the large number of customers that the Company serves, it is impractical to review the creditworthiness of each of its customers. The Company considers a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of its customers.

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

The Company assesses the fair value of its segments for goodwill impairment based upon a discounted cash flow methodology. If the carrying amount of the segment assets exceeds the estimated fair value determined through the discounted cash flow analysis, goodwill impairment may be present. The Company would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the segment, including any unrecognized intangible assets and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

The Company performed its annual goodwill impairment test in the fourth quarters of 2004 and 2003. No impairment was present upon the performance of these tests in 2004 and 2003. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the telecommunications regulatory environment, the economic environment of its customer base, statutory judgments on the validity of the Company’s VoIP Patent Portfolio or a material negative change in its relationships with significant customers.

Regularly, the Company evaluates whether events or circumstances have occurred that indicate the carrying value of its other amortizable intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset

The Company performs a valuation on its deferred tax asset, which has been generated by a history of net operating loss carryforwards, at least annually, and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income. The determination of that allowance includes a projection of its future taxable income, as well as consideration of any limitations that may exist on its use of its net operating loss or credit carryforwards.

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

Provision for doubtful accounts

The Company evaluates the collectibility of its receivables monthly, based upon various factors including the financial condition and payment history of major customers, and overall review of collections experience on other accounts and economic factors or events expected to affect the Company’s future collections experience. Due to the large number of customers that the Company serves, it is impractical to review the credit worthiness of each of its customers. The Company considers a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the credit worthiness of its customers.

Furniture, fixtures, equipment and software

Furniture, fixtures, equipment and software are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Telecommunications network equipment	3-5 years
Furniture, fixtures and office equipment	3-10 years
Software and information systems	3 years
Leasehold improvements	Shorter of estimated life or lease term

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

Investments

Dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations.

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over these entities. The Company monitors these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information.

Intangible assets

Effective January 1, 2002, the Company accounts for intangible assets in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Intangible assets having a finite life are amortized over the estimated useful life of the asset.

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

Enterprise customer contracts and relationships	60 months
Retail customer contracts and relationships	12 months
Agent relationships	30 months
Acquired patents	60 months
Agent contracts	12 months

In the fourth quarter of 2004, management assessed the future cash flows expected to be derived from the Commercial Agent Channel based on both the continued margin compression and the high commission levels paid to third party agents. Based on this assessment, management made the decision to write down the unamortized intangible asset described as Agent Relationships to $360. The writedown resulted in an increase of $637 in the depreciation and amortization expense for 2004. In conjunction with this impairment assessment the Company has also reduced the amortization life of the intangible from 36 months to 30 months. The monthly amortization in 2005 will be $30 per month.

Advertising costs

Advertising production costs are expensed the first time the advertisement is run. Media (television and print) placement costs are expensed in the month the advertising appears. During 2004, the Company incurred $223 (2003 - $127; 2002 - $1,590) in advertising costs.

Customer acquisition costs and residual commission costs

Customer acquisition costs paid upfront are expensed when customers are first provisioned. During 2004, the Company incurred $2,857 (2003 - $2,316; 2002 - $1,590) in customer acquisition costs. Residual external commission costs are expense when incurred and are based on the revenue derived from services delivered to customers. During 2004, the Company incurred $7,499 (2003 - $9,441; 2002 - $4,827) in residual external commission costs.

Research and development costs

The Company expenses internal research and development costs, which primarily consist of salaries, when they are incurred.

Computer software costs

The Company capitalizes qualified costs associated with developing computer software for internal use. Such costs are amortized over the expected useful life, usually three years. During 2004, the Company capitalized approximately $23 (2003 - $128) in costs associated with the development and installation of a new billing system to launch a local product offering. No such costs were capitalized during 2002.

Concentrations of credit risk

The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in the United States. The Company’s customers are generally concentrated in the areas of highest population in the United States, more specifically California, Florida, New York, Texas and Illinois. No single customer accounted for over 10% of revenues in 2004, 2003 or 2002.

Concentration of third party service providers

Acceris utilizes the services of certain Competitive Local Exchange Carriers (“CLECs”) to bill and collect from customers. A significant portion of revenues in the years ended December 31, 2002, 2003 and 2004 were derived from customers billed by CLECs. If the CLECs were unwilling or unable to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience could be adversely affected during this transition period.

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

Income taxes

The Company records deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This Statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The determination of that allowance includes a projection of the Company’s future taxable income, as well as consideration of any limitations that may exist on the Company’s use of its net operating loss or credit carryforwards.

Stock-based compensation

At December 31, 2004, the Company has several stock-based compensation plans, which are described more fully in Note 18. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB 25”). Stock-based employee compensation cost is not reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, see below for a tabular presentation of the pro forma stock-based compensation cost, net loss and loss per share as if the fair value-based method of expense recognition and measurement prescribed by SFAS 123 had been applied to all employee options. Options granted to non-employees (excluding options granted to non-employee members of the Company’s Board of Directors for their services as Board members) are recognized and measured using the fair value-based method prescribed by SFAS 123.

	Year ended December 31,
	2004	2003	2002

Net loss as reported	$(22,783)	$(31,428)	$(27,838)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of $0 tax	(559)	(92)	(1,300)
Pro forma net loss	$(23,342)	$(31,520)	$(29,138)
Loss per share
Basic and diluted - as reported	$(1.18)	$(4.48)	$(4.78)
Basic and diluted - pro forma	$(1.21)	$(4.50)	$(5.00)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility in 2004 ranging from 81% to 98% (2003 - 98%, 2002 - 150%), risk free rates ranging from 3.10% to 3.83%, 2.76% to 3.00% and 2.02% to 4.40% in 2004, 2003 and 2002, respectively, expected lives of four years in 2004, four years in 2003, and three years in 2002, and dividend yield of zero for each year.

Fair Value of Financial Instruments

The fair value of the financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying value at December 31, 2004 and 2003 for the Company’s financial instruments, which include cash, accounts receivable, deposits, accounts payable and accrued liabilities, and the revolving credit facility, approximates fair value. The carrying value of the Company’s debt is lower than the fair value of the debt due to the discounts set out in Note 10.

Segment reporting

The Company reports its segment information based upon the internal organization that is used by management for making operating decisions and assessing the Company’s performance. The Company operates in two business segments, Technologies and Telecommunications.

Reclassifications

Certain balances in the consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 have been reclassified to conform to current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders’ deficit.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance of APB 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123 (R) as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the effect that adoption of SFAS 123(R) will have on our overall results of operations and financial position.

Note 4 - Net Loss per Share and Reverse Stock Split

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings (loss) per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for 2004, 2003 and 2002, basic and diluted loss per share are the same.

On December 6, 2002, the Board of Directors approved a 1-for-20 reverse split of Acceris’ common stock (the “Stock Split”). The stockholders of Acceris approved the Stock Split by stockholder vote on November 26, 2003. In connection with the Stock Split the par value of the common stock was changed from $0.007 to $0.01 per share. The Stock Split reduced the shares of common stock outstanding at that time by 365,977,409 shares. The basic and diluted net loss per common share and all other share amounts in these financial statements are presented as if the reverse stock split had occurred on December 31, 2001. Contemporaneous with the Stock Split, Counsel exercised its right to convert certain debt instruments into shares of the Company’s common stock. As a result of the conversion, the Company issued to Counsel 13,428,492 shares of common stock on a post-split basis.

In January 2003, 150 shares of the Company’s Class N preferred stock held by an unrelated third party were converted into 6,000 shares of common stock. In November 2004, 1 share of the Company’s Class N preferred stock held by an unrelated third party was converted into 40 shares of common stock.

Potential common shares that were not included in the computation of diluted earnings (loss) per share because they would have been anti-dilutive are as follows as at December 31:

	2004	2003	2002

Assumed conversion of Class N preferred stock	24,720	24,760	30,760
Assumed conversion of convertible debt	3,329,482	2,486,299	6,272,030
Assumed conversion of Laurus convertible debt	5,681,818	—	—
Assumed exercise of options and warrants to purchase shares of common stock	3,441,643	1,807,879	1,258,463
	12,477,663	4,318,938	7,561,253

Note 5 - Investments

The Company’s investments as of December 31, 2004 consist of convertible preferred stock holdings. The investment in convertible preferred stock is in AccessLine Communications Corporation, a privately-held corporation. This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services revenues) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100. The fair value of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee and other investee specific information.

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

Note 6 - Discontinued Operations

On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to BUI. The sale included the physical assets required to operate Acceris’ nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use Acceris’ proprietary software platform. The sale closed on May 1, 2003 and provided for a post closing cash settlement between the parties. The sale price consisted of 300,000 shares of Series B convertible preferred stock (8% dividend) of BUI, subject to adjustment in certain circumstances, of which 75,000 shares are subject to an earn-out provision (contingent consideration) based on future events related to ILC’s single largest customer. The earn-out took place on a monthly basis over a fourteen-month period which began January 2003. The Company recognized the value of the earn-out shares as additional sales proceeds when earned. During the year ending December 31, 2003, 64,286 shares of the contingent consideration were earned and were included as a component of gain (loss) from discontinued operations. The fair value of the 225,000 shares (non-contingent consideration to be received) of Buyers United convertible preferred stock was determined to be $1,350 as of December 31, 2002. As of December 31, 2003, the combined fair value of the original shares (225,000) and the shares earned from the contingent consideration (64,286 shares) was determined to be $1,916. The value of the shares earned from the contingent consideration was included in the calculation of gain from discontinued operations for the year ended December 31, 2003. As additional contingent consideration was earned, it was recorded as a gain from discontinued operations. In the first quarter of 2004, the Company recorded a gain from discontinued operations of $104. This gain was due to the receipt in January 2004 of the remaining 10,714 shares of common stock as contingent consideration, which is recorded as additional gain from discontinued operations.

Upon closing of the sale, BUI assumed all operational losses since December 6, 2002. Accordingly, the gain of $529 for the year ended December 31, 2003, included the increase in the sales price for the losses incurred since December 6, 2002. In the year ended December 31, 2002, the Company recorded a loss from discontinued operations related to ILC of $12,508. No income tax provision or benefit was recorded on discontinued operations.

Net assets and liabilities of the discontinued operations are as follows:

	2004	2003
Accounts Receivable	$0	$91
Accrued Expenses	0	841
Net assets (liabilities) of discontinued operations	$0	$(750)

Revenues of the discontinued operation were $2,108 and $7,806 in 2003 and 2002, respectively.

Note 7 - Composition of Certain Financial Statement Captions

Furniture, fixtures, equipment and software consisted of the following at December 31:

	2004	2003

Telecommunications network equipment	$14,508	$14,196
Furniture, fixtures and office equipment	4,144	4,059
Building and leasehold improvements	272	305
Software and information systems	2,155	1,986
	21,079	20,546
Less accumulated depreciation and amortization	(16,927)	(12,063)
	$4,152	$8,483

Included in telecommunications network equipment is $9,752 and $9,739 in assets acquired under capital leases at December 31, 2004 and 2003, respectively. Accumulated amortization on these leased assets was $8,757 and $6,382 at December 31, 2004 and 2003, respectively.

Accounts payable and accrued liabilities consisted of the following at December 31:

	2004	2003
Legal and regulatory fees	$9,983	$6,749
Accounts payable	8,737	976
Telecommunications and related costs	2,658	11,841
Payroll and benefits	1,436	1,267
Billing and collection fees	867	2,859
Agent commissions	585	865
Other	3,043	3,715
	$27,309	$28,272

During the fourth quarter of 2004, the Company resolved disputes with two service providers related to telecommunications services delivered to the Company in current and prior years. This resulted in a reduction of telecommunications expense and the related obligation recorded by the Company in 2004 of $1,869. The recognition of these cost savings is not expected to be recurring in nature.

In 2003, the Company completed settlement agreements totaling $1,141 with network carriers, reducing its related obligations. The recognition of these cost savings is not expected to be recurring in nature.

Note 8 - Acquisitions

Purchase of the Enterprise and Agent business of RSL COM USA Inc.

On December 10, 2002, Acceris through its subsidiary, ACC, completed the purchase of the Enterprise and Agent business of RSL COM USA Inc. (“RSL”). The purchase of RSL was accounted for under the purchase method, wherein its revenues, expenses, assets and liabilities were included from the date of acquisition on December 12, 2002. The business purpose of the acquisition was to advance the Company’s commercial agent business, to increase network utilization and to provide an entry into the management of information technology services for enterprise clients. Acceris paid a purchase price of $7,500 in cash, which was financed by a convertible loan from Counsel to Acceris and assumed a non-interest bearing note for $1,000, from the vendor, that was scheduled to mature on March 31, 2004. The purchase contract provided for additional purchase consideration to be paid contingent on the achievement of certain revenue levels by the Enterprise business during 2003. At December 31, 2003, the Company has accrued an obligation of approximately $123 in connection with this earn out provision. The Company also incurred $1,014 of transaction costs related to the purchase. The $123 contingent payout resulted in an adjustment to the furniture, fixtures and equipment and intangible assets included in the purchase price at December 31, 2003. The Company does not expect any further adjustments to the purchase price, as the contingency period has ended.

The allocation of fair values of assets acquired and liabilities assumed was as follows:

Accounts receivable and other current assets	$6,444
Furniture, fixtures and equipment	3,307
Intangible assets	2,444
Accounts payable and accrued liabilities	(2,558)
$9,637

Components of the acquired intangible assets are as follows:

Amount
Intangible assets subject to amortization:
Customer contracts and relationships	$1,638
Agent relationships	564
Agent contracts	242
$2,444

Purchase of Local Telcom Holdings, LLC

In July 2002, the Company agreed to purchase from Transpoint Communications, LLC its membership interest in Local Telcom Holdings, LLC (“Local Telcom”). The acquisition closed on July 28, 2003. The purchase was accounted for under the purchase method, wherein its revenues, expenses, assets and liabilities were included from the date of closing July 28, 2003. As of the closing date, the Company had an asset (which had been included in other assets) from Local Telcom of $2,836 that represented uncollected revenues from Local Telcom prior to the closing plus costs and expenses paid for Local Telcom, less collections on accounts receivable of Local Telcom. At closing, the $2,836 was applied as part of the total purchase price of $2,882. The intent of this acquisition was primarily to increase the Company’s agent relationships in the Company’s commercial agent business, increase its customer base and improve network utilization.

The final allocation of the purchase price to the fair values of assets acquired and liabilities assumed is summarized below.

Accounts receivable and other current assets	$685
Furniture, fixtures, and equipment	5
Intangible assets	1,917
Goodwill (tax deductible)	947
Accounts payable and accrued liabilities	(672)
$2,882

Components of the acquired intangible assets are as follows:

Amount
Intangible assets:
Customer contracts and relationships	$367
Agent relationships	1,550
$1,917

Pro forma results of operations for the years ended December 31, 2003 and 2002 as if the acquisitions of certain assets of RSL and Local Telcom had been completed as of the beginning of each year presented are shown below. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of the operations, and are not necessarily indicative of the results which would have occurred if the business combination had occurred on the dates indicated, or which may result in the future.

	Year ended December 31,
	2003	2002

Revenues	$140,995	$148,404
Loss from continuing operations	$(32,999)	$(20,915)
Net loss	$(32,470)	$(33,424)
Loss per share from continuing operations	$(4.71)	$(3.59)
Net loss per share	$(4.63)	$(5.74)

Note 9 - Intangible Assets and Goodwill

Intangible assets consisted of the following at December 31:

	December 31, 2004
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	$(1,042)	$964
Agent relationships	30 months	1,479	(1,119)	360
Agent contracts	12 months	242	(242)	—
Patents	60 months	100	(20)	80
Goodwill		1,120	—	1,120
Total intangible assets and goodwill		$4,947	$(2,423)	$2,524

	December 31, 2003
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	$(510)	$1,496
Agent relationships	36 months	2,116	(415)	1,701
Agent contracts	12 months	242	(242)	—
Patents	60 months	100	—	100
Goodwill		1,120	—	1,120
Total intangible assets and goodwill		$5,584	$(1,167)	$4,417

Aggregate amortization expense of intangibles for the years ended December 31, 2004, 2003 and 2002 was $1,893, $1,117 and $937, respectively. In the fourth quarter of 2004, management assessed the future cash flows expected to be derived from the Commercial Agent Channel based on both the continued margin compression and the high commission levels paid to third party agents. Based on this assessment, the unamortized intangible asset described as Agent Relationships was written down to $360. The writedown resulted in an increase of $637 in the depreciation and amortization expense for 2004. In conjunction with this impairment assessment, the Company has also reduced the amortization life of the intangible from 36 months to 30 months. The monthly amortization in 2005 will be $30 per month.

Note 10 - Debt

Debt consists of the following at December 31:

	2004			2003
	Gross debt	Discounts (1)	Reported debt	Gross debt	Discounts (1)	Reported debt
Notes payable to Counsel, interest at 10.0%	$35,386	$—	$35,386	$19,929	$(62)	$19,867
Note payable to Counsel, convertible to common stock, interest at 9.0%	16,714	(6,085)	10,629	15,291	(6,441)	8,850
Convertible Debenture, convertible to common stock, interest at WSJ plus 3.0% (10.25% at December 31, 2004)	5,003	(605)	4,398	—	—	—
Warrants, convertible to common stock	322	—	322	—	—	—
Revolving credit facility, interest at greater of 6% or prime rate plus 1.75% (6.0% at December 31, 2004)	4,725	—	4,725	12,127	—	12,127
Note payable to equipment supplier, 12.5%, $6 per month until October 2006	138	—	138	171	—	171
Note payable, RSL estate, 10.0% imputed interest, due March 31, 2004	—	—	—	1,123	(18)	1,105
Note payable to equipment supplier, 7.0%, $11 per month until December 2005, then $16 per month thereafter	667	—	667	750	—	750
	62,955	(6,690)	56,265	49,391	(6,521)	42,870
Less current portion	(6,653)	—	(6,653)	(13,381)	—	(13,381)
Long-term debt, less current portion	$56,302	$(6,690)	$49,612	$36,010	$(6,521)	$29,489

(1) Accretions associated with Beneficial Conversion Feature, detachable warrants, costs associated with raising facilities and imputed interest.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations - related party	$52,100	$—	$52,100	$—	$—
Long term debt obligations - third party	$10,855	$6,653	$3,964	$238	$—

Counsel Corporation is the controlling stockholder of the Company and is also the major debt holder of the Company, owning 82% of the Company’s debt as at December 31, 2004. Counsel has subordinated its debt position and pledged its ownership interest in Acceris in favor of the Company’s asset based lender and its convertible debenture holder. Counsel, via a “Keep Well” agreement which expires on June 30, 2005, has agreed to fund the cash requirements of Acceris through the maturity of the Keep Well. At this time, the Company does not expect this guarantee to be extended past its maturity date. Related party debt owing to Counsel has been extended through January 31, 2006, subject to acceleration in certain circumstances including certain events of default. Interest on related party debt accrues to principal quarterly, and accordingly the Company has no cash payment obligations to Counsel prior to maturity of its debt. During 2004, Counsel advanced $12,584 (2003 - $7,896; 2002 - $16,823) and accrued interest added to principal was $4,304 (2003 - $5,667; 2002 - $3,651). Advances have been made to fund operations, to finance working capital, to fund acquisitions and to pay down third party debt of Acceris. In the fourth quarter of 2003, Counsel exercised some of its conversion rights, and converted $40,673 of notes payable into shares of common stock of the Company. Pursuant to this conversion, Counsel received 13,428,618 shares of common stock, increasing its ownership in Acceris from 70% to approximately 91%.

In connection with the note payable to Counsel which is convertible into common stock, anti-dilution events have impacted the conversion price and the number of shares issuable upon conversion of this debt. As well, the accumulation of unpaid interest costs, which are required by the terms of the debt to be added to the principal balance payable on maturity, is also convertible upon the same terms. These anti-dilution events and deemed “paid in kind” interest periodically result in the recognition of a beneficial conversion feature (“BCF”). As a result of the above, in accordance with Emerging Issues Task Force Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), in 2004 the Company recorded a BCF of $3,771 (2003 - $5,354; 2002 - $6,522) as paid-in capital. The aggregate BCF is amortized over the term of the debt, using the effective interest rate method, through a charge to the statement of operations. For further discussion of notes payable and other transactions with Counsel, see Note 2, above, and Note 14, below.

The Company’s revolving credit facility matures on June 30, 2005. The asset-based lender has first priority over all the assets and shares of common stock of Acceris. The lender also has a pledge of Counsel’s shares in Acceris and its debt is guaranteed by Counsel. During 2004, the borrowing base with the asset-based lender was reduced from $12,127 to $4,725. This was primarily due to changes in the underlying products offered to customers and the change in billing methodology by the Company. That is, the Company added a local plus long distance bundled offering to its customers that was not eligible for borrowings under the existing facility. Additionally, the Company continued to migrate its customer base from LEC billing to more direct billing because of marketing and cost considerations. Under the existing facility, direct long distance billings are advanced on a 65% basis whereas LEC billings are advanced on an 85% basis, subject to other restrictions. The Company was in compliance with all covenants of this agreement throughout 2004. No additional borrowings are available under this facility at December 31, 2004. Amounts available for borrowing under an asset-based lender fluctuate from day to day based on a number of factors including billings, collections, concentrations, hold-backs, legal rights of offset, etc. Revenue derived from the direct billings associated with the Company’s local and long distance product offering, which commenced in 2004, is not included in the borrowing base of the asset-based facility although cash receipts from this offering are used to reduce the amounts owing under the facility. This exclusion has the effect of reducing the average outstanding loan balance under the asset-based facility. Such reductions are expected to continue through the facility’s maturity.

On October 14, 2004, the Company entered into an agreement for the sale by the Company of a convertible debenture (the “Note”) with detachable warrants to Laurus Master Fund, Ltd. (the “Purchaser”), in the principal amount of $5,000, due October 14, 2007. The Note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall Street Journal (“WSJ”) plus 3% (but not less than 7% per annum) decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the common stock issuable upon conversion of the Note. Should the Company default under the agreement and fail to remedy the default on a timely basis, interest under the Note will increase by 2% per month and the Note may become immediately due inclusive of a 20% premium to the then outstanding principal. Interest is payable monthly in arrears, commencing November 1, 2004. Principal is payable at the rate of approximately $147 per month commencing January 1, 2005, in cash or registered common stock. Payment amounts will be converted into stock if (i) the average closing price for five trading days immediately preceding the repayment date is at least 100% of the Fixed Conversion Price, (ii) the amount of the conversion does not exceed 25% of the aggregate dollar trading volume for the 22-day trading period immediately preceding the repayment date, (iii) a registration statement is effective covering the issued shares and (iv) no Event of Default exists and is continuing. In the event the monthly payment must be paid in cash, then the Company shall pay 102% of the amount due in cash. The Company has the right to prepay the Note, in whole or in part, at any time by giving seven business days written notice and paying 120% of the outstanding principal amount of the Note. The holder may convert the Note, in whole or in part, into shares of common stock at any time upon one business day’s prior written notice. The Note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.88 per share (subject to anti-dilution) of common stock (105% of the average closing price for the 30 trading days prior to the issuance of the Note) not to exceed, however, 4.99% of the outstanding shares of common stock of the Company (including issuable shares from the exercise of the warrants, payments of interest, or any other shares owned). However, upon an Event of Default as defined in and in respect of the Note, the 4.99% ownership restriction is automatically rendered null and void. Laurus may also revoke the 4.99% ownership restriction upon 75 days prior notice to the Company. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) and EITF 00-27, the Company analyzed the various embedded derivative elements of the debt at inception of the Note and concluded that all of the individual elements should be characterized as debt for accounting purposes and that the embedded derivative elements had nominal value. The value of the embedded derivative elements of the debt is reassessed on a quarterly basis on a mark-to-market basis over the term of the debt, with any periodic changes recorded as either a charge or credit to the statement of operations, as appropriate. At the end of 2004, the Company concluded that the value of the embedded derivatives remained nominal.

The embedded derivative elements include: (1) a variable interest rate component dependent on the WSJ prime rate, (2) an interest rate forward contract component, which adjusts the interest rate downward if certain conditions are achieved related to the Company’s common stock, (3) a call option allowing the Company an option to prepay the Note, (4) a put option requiring the Company to repay the Note if certain events, including an event of default, occur, (5) an equity-forward element, which requires the monthly principal, interest and other fees to be paid in common stock if certain market conditions related to the Company’s common stock occur, and (6) a conversion option permitting Laurus to convert the Note into common stock of the Company. At December 31, 2004, the aggregate debt, including interest, was convertible into 5,681,818 shares of the common stock of the Company.

In the event that, in the future, either the conversion price in respect of the Note is reduced as a result of certain anti-dilution provisions that may cause the aggregate number of shares issuable to Laurus to increase, or value is ascribed to the embedded derivative components of the Note, the Company may need to record a beneficial conversion feature (“BCF”) associated with the Note as a credit to paid-in-capital. The aggregate BCF would then be amortized over the term of the debt, using the effective interest rate method, through a charge to the statement of operations.

In addition, the Company issued a common stock purchase warrant (the “Warrant”) to the Purchaser, entitling the Purchaser to purchase up to one million shares of common stock, subject to adjustment. The Warrant entitles the Purchaser to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the Exercise Price. The Exercise Price shall equal $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares, or 125%, 135% and 150% of the average closing price for ten trading days immediately prior to the date of the Warrant, respectively. The Company concluded that, pursuant to EITF 00-19, the Warrant should be characterized as debt for accounting purposes, primarily as a result of the Company undertaking to deliver registered shares to Laurus upon conversion. Applying the Black-Scholes Model, the Company ascribed $430 of the proceeds of the Note as the market value of the Warrant at inception using a volatility factor of 81 derived from an analysis and weighting of: the volatility of the Company’s common stock over a 3 year period, the volatility of the common stock of its peer group of competitors, the volatility of small capitalization stocks and the volatility of the Small Cap Telecom S&P Index, a rate for a five-year Treasury Note of 3.49% as a proxy for the risk-free rate of return, and a term to maturity of five years. The value of the Warrant is reassessed on a quarterly basis on a mark-to-market basis while the Warrants are in existence, with any periodic changes recorded as either a charge or credit to the statement of operations, as appropriate. The Company adjusted the value of the Warrant to $322 at the end of 2004; the reduction in the warrant liability was credited against the amortization of debt discount. At December 31, 2004 none of the Warrants to purchase common stock had been exercised by the holder.

In connection with the Note, the Company recorded a debt discount of $656, comprising $430 relating to the warrant allocation and $226 of financing costs to Laurus, which was deducted from the amount advanced on closing. The debt discount is being amortized over the term of the debt using the effective interest method through a charge to the statement of operations.

The Company filed a registration statement under the Securities Act of 1933, as amended, to register the 6,681,818 shares issuable upon conversion of the Note as well as those issued pursuable to the Warrant. This registration statement was declared effective by the SEC on January 18, 2005.

Pursuant to a Master Security Agreement, subordinated to the existing asset-based facility, the Company granted a blanket lien on all its property and that of certain of its subsidiaries to secure repayment of the obligation and, pursuant to a Stock Pledge Agreement, Counsel Communications LLC and Counsel Corporation (US) pledged the shares of the Company held by them as further security. In addition, Acceris Communications Technologies, Inc., Acceris Communications Corp., Counsel Corporation and Counsel Communications LLC and Counsel Corporation (US) jointly and severally guaranteed the obligations to the Lender. So long as 25% of principal amount of the Note is outstanding, the Company agreed, among other things, that it will not pay dividends on its common stock.

During 2004, the Company paid amounts owing under its note to the Estate of RSL, pertaining to the 2002 purchase of the its residential and enterprise customers.

During 2003, the Company was discharged of obligations amounting to $1,141 owed to a network service provider. The discharge of these obligations was reported as other income in the consolidated statement of operations for the year ended December 31, 2003.

Note 11 - Commitments

Agreements classified as operating leases have terms ranging from one to six years. The Company’s rental expense, which is recognized on a straight line basis, for operating leases was approximately $2,251, $2,148, and $4,547 for 2004, 2003 and 2002, respectively.

Future minimum rental payments required under non-cancelable capital and operating leases with initial or remaining terms in excess of one year consist of the following at December 31, 2004:

	Capital Leases	Operating Leases
Year ended December 31:
2005	$1,473	1,856
2006	—	1,147
2007	—	740
2008		253
2009 and beyond	—	272
Total minimum payments	1,473	$4,268
Less amount representing interest	(32)
Present value of net minimum lease payments	1,441
Less current portion	(1,441)
Long-term obligations under capital leases	$—

From time to time, Acceris has various agreements with national carriers to lease local access spans and to purchase carrier services. The agreements include minimum usage commitments with termination penalties. At December 31, 2004 the Company has minimum purchase commitments of $12,000 between December 2004 and November 2005. $6,000 of the commitments must be completed by June 2005. Failure to achieve either element of the commitments will result in a penalty of $187 for each occurrence.

Note 12 - Patent Residual Option

In the fourth quarter of 2003, Acceris acquired Patent No. 6,243,373 from a third party. Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and or enforcement actions from the Acceris VoIP Patent Portfolio (U.S. Patent Nos. 6,243,373 and 6,438,124). Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs. At the time of closing, Acceris was granted the right to decrease the residual payable from 35% to 30% on or before June 30, 2004 for an additional payment of $614 and, based upon exercising the right to decrease the residual from 35% to 30%, Acceris would have the additional right to decrease its residual payable from 30% to 15% for an additional $5,000. In the second quarter, Acceris was granted an extension through July 31, 2004 of its right to decrease the residual from 35% to 30% for no additional consideration by the arms length party. Acceris was subsequently granted additional extensions of its right to decrease its residual from 35% to 30% through November 30, 2004 for no additional consideration. The additional right to decrease the residual from 30% to 15%, which is preconditioned on the decrease of residual from 35% to 30% also remained in full force and effect. The Company allowed all buy down rights to lapse effective November 30, 2004.

Note 13 - Income Taxes

The Company recognized no income tax benefit from its losses in 2004, 2003 and 2002. The reported tax benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2004	2003	2002

Expected federal statutory tax benefit	$(7,782)	$(10,865)	$(5,212)
Increase (reduction) in taxes resulting from:
State income taxes	(563)	(728)	(430)
Foreign loss not subject to domestic tax	2	5	1
Non-deductible interest on certain notes	1,893	3,364	774
Change in valuation allowance attributable to continuing operations	6,177	8,208	4,859
Other	273	16	8
	$—	$—	$—

The change in the valuation allowance, including discontinued operations, was $6,139, $6,076 and $9,523 for the years ended 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had total net operating loss carryforwards for federal income tax purposes of approximately $181,000. The Company has recorded a full valuation allowance in respect of the tax effect of these losses. These net operating loss carryforwards expire between 2006 and 2024.

The Company’s utilization of approximately $157,000 of its available net operating loss carryforwards against future taxable income is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

Restrictions in net operating loss carryforwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions may have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel. Net operating loss carryforwards arising prior to such a “change in ownership” would be available for usage against future taxable income subject to an annual usage limitation of approximately $6,700 per annum until 2008 and thereafter $1,700 per annum respectively.

Due to the expiration of the Company’s net operating loss carryforwards and the above possible usage restrictions, it is estimated that only $84,000 of the total $181,000 of net operating loss carryforwards otherwise available will be able to be utilized in the event the Company were to generate taxable income in the future. In addition, further restrictions may occur through future merger, acquisition and/or disposition transactions.

The Company also has net operating loss carryforwards for state income tax purposes in those states where it has conducted business. Available state tax loss carryforwards however may differ substantially by jurisdiction and in general are subject to the same or similar restrictions as to expiry and usage described above. The Company is subject to state income tax in multiple jurisdictions.

The components of the deferred tax asset and liability as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Tax net operating loss carryforwards	$67,610	$58,386
Acquired in-process research and development and intangible assets	3,595	3,441
Investments	—	405
Reserve for accounts receivable	714	1,368
Accrued officers wages	—	121
Accrued vacation	358	275
Accrued interest	505	11
Unearned revenue	—	2,579
Other	321	594
Fixed assets	1,070	854
Valuation allowance	(74,173)	(68,034)
Total deferred tax asset	—	—
Deferred tax liabilities:
Total deferred tax liability	—	—
Net deferred tax asset	$—	$—

As the Company has not generated taxable income from its communications services in the past, a valuation allowance has been provided at December 31, 2004 and 2003 to reduce the total deferred tax asset to nil, the amount considered more likely than not to be realized. The change in the valuation allowance in the year is due primarily to an increase in the Company’s net operating loss carryforwards.

Note 14 - Transactions with Controlling Stockholder

Transactions with Counsel:

Initial Acquisition of Acceris and Senior Convertible Loan

On March 1, 2001, Acceris entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to Acceris in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. Advances against the Senior Loan Agreement were structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. Counsel initially could convert the loan into shares of common stock of Acceris at a conversion price of $11.20 per common share. The terms of the Senior Loan Agreement also provide that at any time after September 1, 2002, the outstanding debt including accrued interest will automatically be converted into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $20.00 per share. The Senior Loan Agreement also provides that the conversion price is in certain cases subject to adjustment and includes traditional anti-dilution protection for the lender and is subject to certain events of default, which may accelerate the repayment of principal plus accrued interest. Total proceeds available to the Company were $12,000, less debt issuance costs of $600, amortized over three years. The Senior Loan Agreement has been amended several times and the maturity date of the loan plus accrued interest has been extended to January 31, 2006. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price has been adjusted to $5.02 per common share. As of December 31, 2004, the total outstanding debt under the Note (including principal and accrued interest) was $16,714 which is convertible into approximately 3,329,482 shares of common stock.

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

On March 1, 2001, as part of the agreements discussed above, Counsel converted all of the Class M and N convertible preferred stock it obtained from Winter Harbor into 3,098,303 shares of Acceris’ common stock. The Class N shares were converted at $25.00 per common share and Class M at $11.20 per common share, in accordance with their respective conversion rights. Pursuant to the Securities Purchase Agreement, certain shares of common stock owned by the Winter Harbor Parties were held in escrow pending resolution of certain events.

Under the Support Agreement of March 1, 2001, Acceris also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications, Inc. (a subsidiary of Counsel) into Acceris. The merger was completed on April 17, 2001 and Counsel received 871,724 shares of common stock in Acceris as consideration.

In October 2004, Counsel agreed to subordinate its loan and security interest to that of Wells Fargo Foothill, Inc., (“Foothill”), the Company’s asset-based lender, and Laurus Master Fund, Ltd. (“Laurus”), a third party financier, in connection with the Senior Convertible Loan.

Assignment of Winter Harbor Common Stock and Debt Interests

Pursuant to the terms of a settlement between Counsel and the Winter Harbor Parties effective August 29, 2003, the Winter Harbor Parties relinquished their right to 118,750 shares of the common stock of Acceris to Counsel. These shares were released from escrow and delivered to Counsel.

The Winter Harbor Parties further assigned to Counsel all of their rights with respect to a note payable by Acceris of $1,999 drawn down pursuant to a Letter of Credit issued November 3, 1998 to secure certain obligations of Acceris together with any accrued interest thereon. The assigned amount together with accrued interest amounted to $2,577 on August 29, 2003. As a result of the settlement and assignment, Acceris entered into a new loan agreement with Counsel the terms of which provide that from August 29, 2003 the loan balance of $2,577 shall bear interest at 10% per annum compounded quarterly with the aggregate balance of principal and accrued interest payable on maturity of the loan on January 31, 2006. This loan agreement was subsequently amended and restated to increase the principal of the loan by a further $100 for funding provided by Counsel to enable Acceris to acquire a Voice over Internet Protocol patent in December 2003 and to allow for the making of further periodic advances thereunder at Counsel’s discretion. The loan increased due to operating advances in 2004 of $1,918. There are no conversion features associated with this loan. The terms of the loan agreement provide that certain events of default, may accelerate the repayment of principal plus accrued interest. As of December 31, 2004, the total outstanding debt under the loan (including principal and accrued interest) was $6,808. In October of 2004, Counsel agreed to subordinate its loan repayment rights to the Foothill and Laurus debts.

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

1)
Principal ($24,307) and associated accrued interest ($2,284), as of October 15, 2002, under the Loan Agreement, as amended, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

2)
Funding provided by Counsel pursuant to the Loan Agreement, as amended ($2,087), and associated accrued interest ($1,996), from October 15, 2002 to December 31, 2002, would be exchanged for common stock of Acceris at $3.77 per share (representing the average closing price of Acceris’ common stock during May 2002).

3)
Counsel would advance to Acceris all amounts paid or payable by Acceris to its stockholders that exercised their dissenters’ rights in connection with the transactions subject to the debt restructuring transactions and advance the amount of the annual premium to renew the existing directors and officers’ insurance coverage through November 2003.

4)
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

5)
The issuance of common stock by Acceris pursuant to this Agreement would result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2001 Loan Agreement. Whereas the conversion price for the March 1, 2001 Loan Agreement had initially been $11.20, the new conversion price would be adjusted as a result of the anti-dilution provisions of the Senior Loan Agreement. At December 31, 2004, the conversion price was $5.02 per common share.

Effective November 30, 2003, 8,681,096 shares of common stock were issued to Counsel in settlement of the underlying debt and accrued interest totaling $32,721 on the date of the conversion.

Convertible Promissory Note to Fund RSL COM USA, Inc. (“RSL”) Acquisition

In connection with the acquisition of certain assets of RSL in December 2002, Acceris issued a $7,500 convertible note payable (the “Convertible Note”) to Counsel, bearing interest at 10% per annum compounded quarterly which, as amended, was due on June 30, 2005. The Convertible Note was convertible into common stock of Acceris at a conversion rate of $1.68 per share. Effective November 30, 2003 Counsel exercised its right to convert the Convertible Note plus accrued interest to that date totaling $7,952 into common stock of Acceris. This resulted in the issuance of 4,747,522 shares of Acceris common stock.

Collateralized Promissory Note and Loan Agreement

During the fourth quarter of 2003, Counsel advanced the sum of $5,600 to Acceris evidenced by a promissory note effective October 1, 2003. In January 2004 Acceris and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which an additional $2,000 was loaned to Acceris and pursuant to which additional periodic loans may be made from time to time (collectively and as amended, the “Promissory Note”). The Promissory Note matures on January 31, 2006 and accrues interest at 10% per annum compounded quarterly from the date funds are advanced. The Promissory Note was collateralized by certain shares of Series B Convertible Preferred Stock (the “Preferred Stock”) of Buyers United, Inc. (a third party), which were held by Acceris. In the event of the sale of the Preferred Stock (or the common stock to which the Preferred Stock was convertible) by Acceris or an equity investment or investments in Acceris by a third party through the capital markets and subject to certain limitations, the terms of the Promissory Note stated that the maturity date of the Promissory Note would accelerate to the date 10 calendar days following either such event. The preferred stock was sold during the first six months of 2004, and, with respect to the sale, Counsel waived its right to accelerate the maturity date. The Promissory Note is further secured by the assets of the Company and is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. In October of 2004, Counsel agreed to subordinate its loan and security interest in connection with the issuance of the Promissory Note to that of Foothill and Laurus. There are no conversion features associated with the Promissory Note. The loan increased primarily due to operating advances in 2004 of $10,662. The outstanding balance at December 31, 2004 (including principal and accrued interest) was $17,554.

Secured Loan to Acceris

To fund the acquisition of the WorldxChange Communications, Inc. assets purchased and liabilities assumed by Acceris, on June 4, 2001 Counsel provided a loan (the “Initial Loan”) to Acceris in the aggregate amount of $15,000. The loan was subordinated to a revolving credit facility with Foothill, was collateralized by all the assets of the Company and, as amended, had a maturity date of June 30, 2005. On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743 including accrued interest (“the Assigned Loan”) to Acceris in exchange for a new loan bearing interest at 10% per annum compounded quarterly maturing on January 31, 2006 (“the New Loan”). Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provides for certain mandatory prepayments upon written notice from Counsel including an event resulting in the issuance of new shares by Acceris to a party unrelated to Counsel where the funds are not used for an approved expanded business plan, the purchase of the Company’s accounts receivable by a third party or where Acceris has sold material assets in excess of cash proceeds of $1,000 and certain other events. The New Loan is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. Pursuant to a Stock Pledge Agreement as amended, the New Loan is secured by the common stock held directly by Acceris in its operating subsidiary. Effective October 2004, Counsel’s loan and security interest have been subordinated in favor of Foothill and Laurus. There are no conversion features associated with the New Loan. As of December 31, 2004, the total outstanding debt under the New Loan (including principal and accrued interest) was $11,024.

Counsel Keep Well

Counsel has committed to fund, through long-term intercompany advances or equity contribution, all capital investment, working capital or other operational cash requirements of Acceris through June 30, 2005 (the “Keep Well”). Counsel is not expected to extend the Keep Well beyond its current maturity.

Counsel Guarantee, Subordination and Stock Pledge

Counsel has guaranteed the debt that the Company owes to Foothill and Laurus. Counsel has also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests in favor of its asset-based lender, Foothill, and Laurus. Counsel further agreed to pledge all of its shares owned in Acceris as security for the related debts. Counsel has also guaranteed various other debts of the Company, including its debt obligations in respect of its lease of telecommunications equipment as well as its obligations owed to a network carrier. In accordance with the Foothill and Laurus agreements, amounts owing to Counsel cannot be repaid while amounts remain owing to Foothill and Laurus.

Counsel Management Services

In December 2004, Acceris entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, Acceris agreed to make payment to Counsel for the past and future services to be provided by certain Counsel personnel to Acceris for each of 2004 and 2005. The basis for such services charged will be an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to Acceris, primarily Messrs. Clifford and Weintraub and Ms. Murumets. For the year ended December 31, 2004, the cost of such services was $280. The foregoing fees for 2004 and 2005 are due and payable within 30 days following the respective year ends, subject to any subordination restrictions then in effect. Any unpaid fee amounts will bear interest at 10% per annum commencing on the day after such year-end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event, subject to any subordination restrictions then in effect. In accordance with the Foothill and Laurus agreements, amounts owing to Counsel cannot be repaid while amounts remain owing to Foothill and Laurus.

Counsel provided management services to Acceris in 2003, for which no amounts were charged to Acceris, resulting in the conferral of a benefit of $130.

Note 15 - Legal Proceedings

On April 16, 2004, certain stockholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”) against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as certain present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, among other things, that the Defendants, in their respective roles as controlling stockholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

Acceris and several of Acceris’ current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

In connection with the Company’s efforts to enforce its patent rights, Acceris Communications Technologies Inc., our wholly owned subsidiary, filed a patent infringement lawsuit against ITXC Corp. (“ITXC”) in the United States District Court of the District of New Jersey on April 14, 2004. The complaint alleges that ITXC’s VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” On May 7, 2004, ITXC filed a lawsuit against Acceris Communications Technologies Inc., and the Company, in the United States District Court for the District of New Jersey for infringement of five ITXC patents relating to VoIP technology, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network. The Company believes that the allegations contained in ITXC’s complaint are without merit and the Company intends to continue to provide a vigorous defense to ITXC’s claims. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 - 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment. In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of our common stock. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on a individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described in Item 3 above. When the declaratory judgment matter resumes, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 16 - Class N Preferred Stock

Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The current conversion price in respect of each Class N preferred share is $25.00.

During 2004, holders of the Class N preferred stock converted one of those shares into 40 shares of common stock. As of December 31, 2004 and 2003, there were 618 and 619 shares of Class N preferred stock issued and outstanding, respectively.

At December 31, 2004 and 2003, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 17 - Dividends

To date, the Company has not paid dividends on its common stock nor is it anticipated that the Company will pay dividends in the foreseeable future.

As of December 31, 2004, the Company does not have any preferred stock outstanding which has any preferential dividends.

The Loan and Security Agreements with the Company's lenders restrict the ability of one of its subsidiaries to make distributions or declare or pay any dividends. So long as 25% of principal amount of the Note held by Laurus, described in Note 10 of these financial statements, remains outstanding, the Company may not pay any dividends on its common stock.

Additionally, under the Florida Act, the Company may not pay dividends while it has negative stockholders’ equity.

Note 18 - Stock-Based Compensation Plans

In November 2003, the Company’s stockholders approved a 1-for-20 reverse stock split. Accordingly, all information presented below has been adjusted to reflect the reverse split.

2004 Platinum Agent Warrant Program

During 2004, the Company launched the Acceris Communications Inc. Platinum Agent Program (the "Agent Warrant Program"), which provides for the issuance of warrants to purchase up to 1,000,000 shares of common stock to independent agents who participate in the Agent Warrant Program.  Participants in the Agent Warrant Program will be granted warrants upon commencement, the vesting of which is based on maintaining certain revenue levels for a period of 24 months.  The grants are classified into tiers based on commissionable revenue levels, the vesting period of which begins upon the achievement of certain commissionable revenue levels during the eighteen month period beginning February 1, 2004.  Vesting of the warrants within each tier occurs 50% after 12 months and 100% after 24 months, dependent on the agent maintaining the associated commissionable revenue levels for the entire period of vesting.  As at December 31, 2004, 650,000 warrants have been issued at an exercise price of $3.50, none of which have met the requirements for vesting.

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or its committee; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2004, there were options to purchase 1,359,625 shares of the Company’s common stock outstanding under the 2003 Plan. The outstanding options vest over four years at exercise prices ranging from $0.60 to $4.60 per share. During 2004, options to purchase 433,726 shares of common stock were forfeited or expired. There were no exercises during 2004. No SARs have been issued under the 2003 Plan.

2000 Employee Stock Purchase Plan

During 2000, the Company obtained approval from its stockholders to establish the 2000 Employee Stock Purchase Plan. The Stock Purchase Plan provides for the purchase of common stock, in the aggregate, up to 125,000 shares. This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages. The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company’s stock on the first or last day of each quarter. This plan was approved by the Board of Directors, subject to stockholder approval, and was effective beginning the third quarter of 2000. The Company issued 1,726 shares to employees based upon payroll withholdings during 2001. There were no issuances in 2004, 2003 or 2002.

The purpose of the Stock Purchase Plan is to incent all eligible employees of Acceris (or any of its subsidiaries) who have been employees for at least three months to encourage stock ownership of Acceris by acquiring or increasing their proprietary interest in Acceris. The Stock Purchase Plan is designed to encourage employees to remain in the employ of Acceris. It is the intention of Acceris to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended to issue shares of common stock to all eligible employees of Acceris (or any of Acceris’ subsidiaries) who have been employees for at least three months.

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

As of December 31, 2004, there were options to purchase 56,736 shares of the Company’s common stock outstanding under the 1997 Plan. The outstanding options vest over three years at exercise prices ranging from $1.40 to $127.50 per share. Options issued under the 1997 Plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2004 and 2003, options to purchase 3,744 and 45,067 shares of common stock, respectively, were forfeited or expired. There were no exercises during 2004.

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

As of December 31, 2004, options for the purchase of 117 shares of common stock at a price of $17.50 per share were outstanding, all of which are exercisable. In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the plan; however, outstanding options granted under the plan will continue to be governed by the terms thereof until exercise or expiration of such options. In 2004, 116 options expired.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive options, non-qualified options and SARs to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).

The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis to each member of the Board of Directors then serving to purchase 500 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 9,500 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2004, options to purchase 8,500 shares of common stock at prices ranging from $20.00 to $25.00 per share are outstanding and exercisable. No options were granted or exercised under this plan in 2004 and 2003.

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2004, there were no options outstanding under the 1995 Employee Plan. During 2003, options to purchase 6,763 shares of common stock were forfeited or expired. No options were granted or exercised in 2004.

Other options and warrants

In 1996, the Company approved the issuance of 87,500 options to executives of the Company, as part of their employment agreements, and 3,200 options to a consultant. The options expire in 2006 and have an option price of $78.00. No options expired, were exercised or forfeited during 2004. As of December 31, 2004, there remained 78,200 options outstanding.

During 1997, the Company issued options to purchase 60,500 shares of common stock (10,500 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $97.50 to $168.75 (repriced to $78.00 on December 13, 1998), which was based on the closing price of the stock at the grant date. No options expired, were exercised or forfeited during 2004. The remaining options must be exercised within ten years of the grant date. As of December 31, 2004 there remained 44,500 options outstanding.

During 1997, the Company issued non-qualified options to purchase 114,750 shares of common stock to certain executive employees. The options must be exercised within ten years of the grant date and have an exercise price of $78.00. There were no options forfeited in 2004, 2003 and 2002. No options expired or were exercised during 2004. As of December 31, 2004 there remained 105,915 options outstanding.

During 1998, the Company issued non-qualified options to purchase 46,750 shares of common stock to certain executive employees at exercise prices ranging from $51.26 to $62.50, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options expired, were exercised or forfeited during 2004. As of December 31, 2004 there remained 40,470 options outstanding.

During 1999, the Company issued non-qualified options to purchase 32,750 shares of common stock to certain executive employees at exercise prices ranging from $50.00 to $71.26, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options were exercised during 2004, 2003 and 2002. As of December 31, 2004, there remained 18,750 options outstanding.

During 1999, the Company issued non-qualified options to purchase 10,000 shares of common stock to a consultant at an exercise price of $60.00, which was based on the closing price of the stock at the grant date. The fair value of the options issued was recorded as deferred compensation of $300,000 to be amortized over the expected period the services were to be provided. As of December 31, 2004 there remained 10,000 options outstanding.

During 2000, the Company issued non-qualified options to purchase 129,250 shares of common stock to certain executive employees at exercise prices ranging from $55.00 to $127.50, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. As of December 31, 2004, there remained 68,833 options outstanding.

The following table summarizes the changes in common stock options and warrants for the common stock option plans described above:

	2004		2003		2002
	Options and Warrants	Weighted Average Exercise Price	Options and Warrants	Weighted Average Exercise Price	Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	1,807,879	$18.20	1,258,463	$36.40	1,401,673	$45.40
Granted	421,350	1.73	1,377,662	3.00	4,750	1.40
Exercised	—	—	—	—	—	—
Expired	(116)	77.50	(828,246)	20.46	(130,271)	126.80
Forfeited	(437,470)	2.78	—		(17,689)	85.40
Outstanding at end of year	1,791,643	$18.08	1,807,879	$18.20	1,258,463	$36.40
Options and warrants exercisable at year end	696,012	$42.46	435,880	$66.05	1,256,828	$36.40
Weighted-average fair value of options and warrants granted during the year		$1.34		$2.07		$0.60

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2004:

Exercise price	Options and Warrants Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.60 to $ 1.39	219,300	6.66	$0.96	—	$—
$ 1.40 to $ 3.00	1,091,223	5.99	2.96	270,192	2.98
$ 3.19 to $ 25.00	74,882	5.63	7.12	19,582	16.84
$42.50 to $ 71.26	168,291	4.49	56.87	168,291	56.87
$78.00 to $128.00	237,947	2.29	79.22	237,947	79.22
	1,791,643	5.34	$18.08	696,012	$42.46

Note 19 - Segment of Business Reporting

The Company’s reportable segments are as follows:

▪
Telecommunications -includes the operations of the assets and liabilities purchased from WorldxChange in June 2001 and the Agent and Enterprise businesses of RSL.Com Inc. (“RSL”), which were acquired in December 2002. This segment offers a dial around telecommunications product, a 1+ product and a local dial tone bundled offering through MLM, commercial agents and telemarketing channels. This segment also offers voice and data solutions to business customers through an in-house sales force.

▪
Telecommunications -includes the operations of the assets and liabilities purchased from WorldxChange in June 2001 and the Agent and Enterprise businesses of RSL.Com Inc. (“RSL”), which were acquired in December 2002. This segment offers a dial around telecommunications product, a 1+ product and a local dial tone bundled offering through MLM, commercial agents and telemarketing channels. This segment also offers voice and data solutions to business customers through an in-house sales force.

▪
Technologies - is the former technology licensing and development segment, which segment offers a fully developed network convergence solution for voice and data. The Company licenses certain developed technology to third party users.

There are no material inter-segment revenues. The Company’s business is conducted principally in the U.S.; foreign operations are not significant. The table below presents information about net loss and segment assets used by the Company as of and for the three years ended December 31.

	For the Year ended December 31, 2004
	Telecommunications	Technologies	Total Reportable Segments
Revenues from external customers	$112,595	$540	$113,135
Other income	985	—	985
Interest expense	2,797	1,424	4,221
Depreciation and amortization expense	6,956	20	6,976
Segment income (loss) from continuing operations	(12,207)	(3,120)	(15,327)
Other significant non-cash items:
Provision for doubtful accounts	5,229	—	5,229
Expenditures for long-lived assets	731	—	731
Segment assets	22,400	1,181	23,581

	For the Year ended December 31, 2003
	Telecommunications	Technologies	Total Reportable Segments
Revenues from external customers	$133,765	$2,164	$135,929
Other income	2	—	2
Interest expense	2,710	—	2,710
Depreciation and amortization expense	7,125	—	7,125
Segment income (loss) from operations	(20,396)	1,014	(19,382)
Other significant non-cash items:
Provision for doubtful accounts	5,432	6	5,438
Expenditures for long-lived assets	2,800	—	2,800
Segment assets	35,454	1,215	36,669

	For the Year ended December 31, 2002
	Telecommunications	Technologies	Total Reportable Segments
Revenues from external customers	$85,252	$2,837	$88,089
Other income	357	—	357
Interest expense	3,298	—	3,298
Depreciation and amortization expense	4,214	11	4,225
Segment income (loss) from operations	(7,344)	976	(6,368)
Other significant non-cash items:
Provision for doubtful accounts	5,999	—	5,999
Expenditures for long-lived assets	6,849	—	6,849
Segment assets	37,450	173	37,623

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	2004	2003	2002

Total interest and other income for reportable segments	$985	$2	$357
Unallocated other income from corporate accounts	1,486	1,214	38
	$2,471	$1,216	$395
Total interest expense for reportable segments	$4,221	$2,710	$3,298
Unallocated interest expense from related party debt	7,003	9,337	4,512
Other unallocated interest expense from corporate debt	125	1,222	385
	$11,349	$13,269	$8,195
Total depreciation and amortization for reportable segments	$6,976	$7,125	$4,225
Other unallocated depreciation from corporate assets	—	—	45
	$6,976	$7,125	$4,270

Total segment loss	$(15,327)	$(19,382)	$(6,368)
Unallocated non-cash amounts in consolidated net loss: Amortization of discount on notes payable	(50)	(676)	(560)
Other income (primarily gain on extinguishment of debt)	—	1,220	—
Other income (primarily gain on sale of investment)	1,486	—	—
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(8,996)	(13,119)	(8,402)
Net loss from continuing operations	$(22,887)	$(31,957)	$(15,330)

Expenditures for segment long-lived assets	$731	$2,800	$6,849
Other unallocated expenditures for corporate assets	—	2,844	309
	$731	$5,644	$7,158

Segment assets	$23,581	$36,669	$37,623
Intangible assets not allocated to segments	—	—	—
Other assets not allocated to segments*	428	2,385	3,823
	$24,009	$39,054	$41,446
____________
*	Other assets not allocated to segments include corporate assets, and for 2003 and 2002, assets associated with segments reported in previous periods which are no longer classified as reportable segments, primarily assets of and related to the discontinued operations of ILC (former telecommunications services segment).

Note 20 - Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003.

		March 31	June 30	September 30	December 31
Net sales:	2004	$35,173	$26,509	$27,390	$24,063
	2003	30,367	37,045	36,051	32,466

Operating income (loss): (1)	2004	$844	$(6,541)	$(4,531)	$(3,781)
	2003	(12,607)	(1,780)	(1,462)	(4,055)

Net loss from continuing operations	2004	$(1,312)	$(8,216)	$(6,867)	$(6,492)
	2003	(15,520)	(5,173)	(4,807)	(6,457)

Gain (loss) from discontinued operations	2004	$104	$—	$—	$—
	2003	(277)	371	213	222

Net loss:	2004	$(1,208)	$(8,216)	$(6,867)	$(6,492)
	2003	$(15,797)	$(4,802)	$(4,594)	$(6,235)

Basic and diluted income (loss) from continuing operations per common share:	2004	$(0.07)	$(0.43)	$(0.35)	$(0.34)
	2003	(2.66)	(0.88)	(0.82)	(0.60)

Basic and diluted income (loss) per common share:	2004	$(0.06)	$(0.43)	$(0.35)	$(0.34)
	2003	(2.71)	(0.82)	(0.79)	(0.59)

(1) During the fourth quarter of 2004, the Company resolved disputes with two service providers related to telecommunications services delivered to the Company in current and prior years. This resulted in a reduction of telecommunications expense and the related obligation recorded by the Company in 2004 of $1,869. The recognition of these cost savings is not expected to be recurring in nature.

Note 21 - Subsequent Event

In March 2005, the Company made the decision to suspend competing for new local customers in Pennsylvania, New Jersey, New York, Florida and Massachusetts, while continuing to support its existing local customers in those states. The decision was a result of the FCC‘s revision of its wholesale rules, originally designed to introduce competition in local markets, that went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the Bell Companies to substantially raise wholesale rates for the services known as unbundled network elements (UNEs), and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms.

ACCERIS COMMUNICATIONS INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other		Balance at End of Period
Allowance for doubtful accounts:
December 31, 2002	$1,863	$5,999	$(6,112)	$(46) (b	)	$1,704
December 31, 2003	$1,704	$5,438	$(5,570)	$192 (c	)	$1,764
December 31, 2004	$1,764	$5,229	$(4,830)	$—		$2,163
____________
(a)	Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

(b)	Other includes an increase of $1,019 for the beginning allowance acquired in the acquisition of RSL in December 2002 and a decrease of $1,065 for the net change in discontinued operations during the year which are not included in charged to costs and expenses or deductions.

(c)	Amount relates to the stock purchase of Transpoint in July 2003, which was accounted for using the purchase method.

S-1