Form 10-Q
period 2005-03-31
ACCERIS COMMUNICATIONS INC
filed 2005-05-05
CIK 849145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 0-17973

ACCERIS COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)
FLORIDA (State or other jurisdiction of incorporation or organization)	59-2291344 (I.R.S. Employer Identification No.)

1001 Brinton Road, Pittsburgh, Pennsylvania 15221
(Address of principal executive offices)

(412) 244-2100
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

Yes ☐ No ☒

As of April 22, 2005, there were 19,237,135 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$491	$458
Accounts receivable, less allowance for doubtful accounts of $2,903 and $2,163 at March 31, 2005 and December 31, 2004, respectively	11,725	13,079
Other current assets	1,503	1,473

Total current assets	13,719	15,010
Furniture, fixtures, equipment and software, net	3,120	4,152
Other assets:
Intangible assets, net	1,228	1,404
Goodwill	1,120	1,120
Investments	1,100	1,100
Other assets	1,076	1,223

Total assets	$21,363	$24,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$3,422	$4,725
Accounts payable and accrued liabilities	25,181	27,309
Unearned revenue	959	959
Current portion of notes payable	1,944	1,928
Obligations under capital leases	968	1,441

Total current liabilities	32,474	36,362
Notes payable, less current portion	3,119	3,597
Notes payable to a related party, net of unamortized discount	55,477	46,015

Total liabilities	91,070	85,974

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 618 at March 31, 2005 and December 31, 2004, liquidation preference of $618 at March 31, 2005 and December 31, 2004	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,237,135 at March 31, 2005 and December 31, 2004	192	192
Additional paid-in capital	187,016	186,650
Accumulated deficit	(256,921)	(248,813)

Total stockholders’ deficit	(69,707)	(61,965)

Total liabilities and stockholders’ deficit	$21,363	$24,009

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands of dollars, except per share amounts)	2005	2004

Revenues:
Telecommunications services	$22,253	$34,723
Technology licensing and development	—	450

Total revenues	22,253	35,173

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation and amortization, shown below)	13,730	16,635
Selling, general and administrative	10,978	14,763
Provision for doubtful accounts	1,055	1,227
Research and development	150	—
Depreciation and amortization	1,308	1,704
Total operating costs and expenses	27,221	34,329
Operating income (loss)	(4,968)	844
Other income (expense):
Interest expense - related party	(2,487)	(2,803)
Interest expense - third party	(680)	(730)
Other income	27	1,377
Total other expense	(3,140)	(2,156)
Loss from continuing operations	(8,108)	(1,312)
Gain from discontinued operations (net of $0 tax)	—	104
Net loss	$(8,108)	$(1,208)

Basic and diluted weighted average shares outstanding	19,237	19,262
Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.42)	$(0.07)
Gain from discontinued operations	0.00	0.01
Net loss per common share	$(0.42)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands of dollars)	2005	2004

Cash flows from operating activities:
Net loss	$(8,108)	$(1,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,308	1,704
Accrued interest added to loan principal of related party debt	1,335	901
Provision for doubtful accounts	1,055	1,227
Amortization of discount on notes payable to related party	1,222	1,920
Decrease in allowance for impairment of net assets of discontinued operations	—	(148)
Gain on sale of investment in common stock	—	(565)
Mark to market adjustment to warrants	(35)	—
Expense associated with stock options issued to non-employee for services	1	29
Management benefit conferred by majority stockholder	—	33
Discharge of obligation	—	(767)
	(3,222)	3,126
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	298	1,502
Other assets	95	503
Unearned revenue	—	(4,593)
Accounts payable, accrued liabilities and interest payable	(2,128)	(3,245)
Net cash used in operating activities	(4,957)	(2,707)
Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(94)	(167)
Cash received from sale of investments in common stock, net	—	1,627
Net cash (used in) provided by investing activities	(94)	1,460
Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	7,339	4,967
(Repayment of) proceeds from revolving credit facility, net	(1,303)	(2,959)
Payment of capital lease obligations	(473)	(654)
Payment of notes payable	(479)	—
Costs paid by majority stockholder	—	15
Net cash provided by financing activities	5,084	1,369
Increase in cash and cash equivalents	33	122
Cash and cash equivalents at beginning of period	458	2,033
Cash and cash equivalents at end of period	$491	$2,155

Supplemental schedule of non-cash investing and financing activities:
Effect of fair value recognition applied to investments in common stock	$—	$1,346
Discount in connection with convertible notes payable to related parties	$365	$278

Supplemental cash flow information:
Taxes paid	$11	$—
Interest paid	$624	$328

The accompanying notes are an integral part of these condensed consolidated financial statements

ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Description of Business and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Acceris Communications Inc. (formerly I-Link Incorporated) and its wholly-owned subsidiaries Acceris Communications Corp. (“ACC,” formerly WorldxChange Corp.); I-Link Communications Inc., (“ILC”), which is substantially included in discontinued operations; Transpoint Holdings Corporation, which includes the purchased assets of Transpoint Communications, LLC and the purchased membership interest in Local Telcom Holdings, LLC (collectively, “Transpoint”), which the Company purchased in July 2003; and Acceris Communications Technologies, Inc. These entities, on a combined basis, are referred to as “Acceris” or the “Company” in these unaudited condensed consolidated financial statements.

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

Our Telecommunications business, which generated substantially all of our revenue in 2004 and the first quarter of 2005, is a broad-based communications segment servicing residential, small- and medium-sized businesses, and corporate accounts in the United States. We provide a range of products, including local dial tone, domestic and international long distance voice services and fully managed, integrated data and enhanced services, to residential and commercial customers through a network of independent agents, telemarketing and our direct sales force. We are a U.S. facilities-based carrier with points of presence in 30 major U.S. cities. Our voice capabilities include nationwide Feature Group D (“FGD”) access. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Additionally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad which afford Acceris the opportunity for least cost routing on telecommunication services to our clients.

 All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2004 condensed consolidated balance sheet, as included herein, is derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The March 31, 2005 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

     The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of those to be expected for the entire year ending December 31, 2005.

Note 2 - Summary of Significant Accounting Policies

Net loss per share

     Basic earnings per share is computed based on the weighted average number of Acceris common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company has a net loss for the three month periods ended March 31, 2005 and 2004, basic and diluted loss per share are the same.

     Potential common shares that were not included in the computation of diluted earnings per share because they would have been anti-dilutive are as follows:

	March 31, 2005	March 31, 2004
Assumed conversion of Series N preferred stock	24,720	24,760
Assumed conversion of related party convertible debt	3,404,382	2,542,276
Assumed conversion of third party convertible debt	5,180,481	—
Assumed exercise of options and warrants to purchase shares of common stock	3,388,846	1,956,630
	11,998,429	4,523,666

Investments

Dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations.

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over these entities. The Company monitors these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information. See Note 5 for further discussion of the Company's investment in convertible preferred stock.

Concentrations

Concentrations of risk with third party providers:

Acceris utilizes the services of certain Competitive Local Exchange Carriers (“CLECs”) to bill and collect from customers. A significant portion of revenues were derived from customers billed by CLECs. If the CLECs were unwilling or unable to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience could be adversely affected during this transition period.

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

Concentrations of credit risk

The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in the United States. The Company’s customers are generally concentrated in the areas of highest population in the United States, more specifically California, Florida, Illinois, New York and Texas. No single customer accounted for over 10% of revenues in the first quarter of 2005 or 2004.

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

An allowance for doubtful accounts is maintained for estimated losses resulting from the failure of customers to make required payments on their accounts. The Company evaluates its provision for doubtful accounts at least quarterly based on various factors, including the financial condition and payment history of major customers and an overall review of collections experience on other accounts and economic factors or events expected to affect its future collections experience. Due to the large number of customers that the Company serves, it is impractical to review the creditworthiness of each of its customers. The Company considers a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of its customers.

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

Regularly, the Company evaluates whether events or circumstances have occurred that indicate the carrying value of its other amortizable intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset

The Company assesses the value of its deferred tax asset, which has been generated by an accumulation of net operating losses, at least annually, and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income. The determination of that allowance includes a projection of its future taxable income, as well as consideration of any limitations that may exist on its use of its net operating loss carryforwards.

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

Stock-based compensation

     At March 31, 2005, the Company has several stock-based compensation plans, which are described more fully in Note 18 to the audited consolidated financial statements contained in our most recently filed Form 10-K. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB 25”). Stock-based employee compensation cost is not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, see below for a tabular presentation of the pro forma stock-based compensation cost, net loss and loss per share as if the fair value-based method of expense recognition and measurement prescribed by SFAS 123 had been applied to all employee options. Options granted to non-employees (excluding options granted to non-employee members of the Company’s Board of Directors for their services as Board members) are recognized and measured using the fair value-based method prescribed by SFAS 123.

	Three Months Ended March 31,,
	2005	2004

Net loss as reported	$(8,108)	$(1,208)
Deduct:
Employee stock-based compensation cost determined under the fair value-based method for all awards, net of $0 tax	(120)	(177)
Pro forma net loss	$(8,228)	$(1,385)
Net loss per share, basic and diluted:
As reported	$(0.42)	$(0.06)
Pro forma	$(0.43)	$(0.07)

Note 3 - Liquidity and Capital Resources.

As a result of our substantial operating losses and negative cash flows from operations, at March 31, 2005 we had a stockholders’ deficit of $69,707 (December 31, 2004 - $61,965) and negative working capital of $18,755 (December 31, 2004 - $21,352). The Company continued to finance its operations during the first quarter of 2005 through related party debt with its major stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”), and a revolving credit facility. At March 31, 2005, the related party debt had a gross outstanding balance of $60,776 (December 31, 2004 - $52,100), and the revolving credit facility had an outstanding balance of $3,422 (December 31, 2004 - $4,725). No additional borrowings are available under the revolving credit facility at March 31, 2005. The related party debt matures on April 30, 2006 and the revolving credit facility matures on June 30, 2005. During the first quarter of 2005, Counsel extended the maturity of its related party debt from January 31, 2006 to April 30, 2006.  Interest on the related party debt is added to the principal amounts outstanding.

The related party debt is supplemented by a Keep Well agreement, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements.  The Keep Well obligates Counsel to continue its financial support of Acceris until June 30, 2005.  The Keep Well is not expected to be extended beyond its current maturity. The related party debt is subordinated to the Wells Fargo Foothill, Inc. (“Foothill”) credit facility and to the Laurus Master Fund, Ltd. of New York (“Laurus”) convertible debenture. Additionally, both of these financial instruments are guaranteed by Counsel through their respective maturities of June 2005 and October 2007, respectively. The current debt arrangements with Laurus prohibit the repayment of Counsel debt prior to the repayment or conversion of the Laurus debt.  The Laurus debt, to the extent that it is not converted, is due in October 2007.  The current asset-based facility with Foothill is not expected to be extended beyond its June 2005 maturity.  Payments cannot be made to Counsel while the Foothill facility remains outstanding.

There is significant doubt about the Company’s ability to obtain additional financing beyond June 30, 2005 to support its operations once the Keep Well expires. Additionally, the Company does not at this time have an ability to obtain additional financing for its Telecommunications business to pursue expansion through acquisitions. Due to these financial constraints, management and its strategic advisors are looking to merge or dispose of the Telecommunications business. There is no certainty that a merger or disposal can occur on a timely basis on favorable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For more information on the assets and operations of the Telecommunications segment, please refer to Note 13 of these unaudited condensed consolidated financial statements.

Note 4 - Composition of Certain Financial Statements Captions

     Furniture, fixtures, equipment and software consisted of the following:

March 31, 2005
	Cost	Accumulated depreciation	Net

Telecommunications equipment	$14,435	$(13,112)	$1,323
Furniture, fixtures and office equipment	564	(339)	225
Computer equipment	3,570	(3,082)	488
Building and leasehold improvements	277	(215)	62
Software and information systems	2,182	(1,160)	1,022
Total furniture, fixtures, equipment and software	$21,028	$(17,908)	$3,120

December 31, 2004
	Cost	Accumulated depreciation	Net

Telecommunications equipment	$14,508	$(12,435)	$2,073
Furniture, fixtures and office equipment	564	(317)	247
Computer equipment	3,580	(2,979)	601
Building and leasehold improvements	272	(199)	73
Software and information systems	2,155	(997)	1,158
Total furniture, fixtures, equipment and software	$21,079	$(16,927)	$4,152

     Included in telecommunications network equipment is $9,752 in assets acquired under capital leases at both March 31, 2005 and December 31, 2004. Accumulated amortization on these leased assets was $9,351 and $8,757 at March 31, 2005 and December 31, 2004, respectively. At the expiration of the lease terms, the Company has the option to purchase the equipment for a cash purchase price equal to the equipment’s fair value, plus an amount equal to all taxes, costs and expenses incurred or paid by the lessor in connection with the sale.

     Intangible assets consisted of the following:

	March 31, 2005
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	$(1,123)	$883
Agent relationships	30 months	1,479	(1,209)	270
Agent contracts	12 months	242	(242)	—
Patent rights	60 months	100	(25)	75
Goodwill		1,120	—	1,120
Total intangible assets and goodwill		$4,947	$(2,599)	$2,348

	December 31, 2004
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	$(1,042)	$964
Agent relationships	30 months	1,479	(1,119)	360
Agent contracts	12 months	242	(242)	—
Patent rights	60 months	100	(20)	80
Goodwill		1,120	—	1,120
Total intangible assets and goodwill		$4,947	$(2,423)	$2,524

     Amortization expense for the three months ended March 31, 2005 and 2004 was $176 and $352, respectively.

     Accounts payable and accrued liabilities consisted of the following:

	March 31, 2005	December 31, 2004
Regulatory and legal fees	$10,334	$9,983
Accounts payable	7,068	8,737
Telecommunications and related accruals	2,105	2,658
Payroll and benefits	1,197	1,436
Billing and collection fees	841	867
Agent commissions	526	585
Other	3,110	3,043

Total accounts payable and accrued liabilities	$25,181	$27,309

Note 5 - Investments

The Company’s investments as of March 31, 2005 consist of a convertible preferred stock holding in AccessLine Communications Corporation, a privately-held corporation. This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services revenues) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100. The fair value of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee and other investee specific information.

Prior to June 21, 2004, the Company held an investment in the common stock of Buyers United Inc. (“BUI”), which investment was acquired as consideration received related to the sale of the operations of I-Link Communications Inc. (“ILC”, see Note 8). At the time of the sale of the ILC business, the purchase price consideration paid by BUI was in the form of convertible preferred stock, with additional shares of preferred stock received subsequently based on contingent earn out provisions in the purchase agreement. In addition, common stock dividends were earned on the preferred stock holding. On March 16, 2004, the Company converted its preferred stock into 1,500,000 shares of BUI common stock, and sold 750,000 shares at $2.30 per share in a private placement transaction. This sale resulted in a gain of approximately $565, which is included in interest and other income in the three months ended March 31, 2004 and was based on specific identification of the securities sold and their related cost basis. Through several open market transactions during the three months ended June 30, 2004, the Company sold the remaining 808,546 of these shares, resulting in a gain of approximately $811.

Note 6 - Discontinued Product

     During the three months ended March 31, 2005 and 2004, the Company recognized $0 and $6,363, respectively, as non-recurring revenue from prior-year sales of a network service offering, as prior period cash collections were finalized. The Company, through its Telecommunications segment (see Note 13 of these unaudited condensed consolidated statements for further discussion of the Company’s segments), began to sell a network service offering in November 2002. The Company ceased selling this network service offering in July 2003. Revenues for the Company’s network service offering were accounted for using the unencumbered cash receipt method. The Company determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing. Under its agreements with the LECs, cash collections remitted to the Company are subject to adjustment, generally over several months. Accordingly, the Company recognizes revenue when the actual cash collections to be retained by the Company are finalized and unencumbered. There was no further billing of customers for the network service offering subsequent to the program’s termination.

     At March 31, 2004, the Company had not paid the service provider approximately $519 which was previously reserved pursuant to services provided in July 2003, which were expensed as a telecommunications cost in the third quarter of 2003. During the second quarter of 2004, a settlement was reached with the service provider whereby the Company paid approximately $300 to the service provider, rendering all parties free and clear of all future obligations under the program. The discharge of the remaining $219 obligation was included as an offset to telecommunications expense in the consolidated statements of operations for the nine months ended September 30, 2004.

Note 7 - Discharge of Obligation

     In the first quarter of 2004, the Company was discharged of an obligation totaling $767 owed to a consortium of owners of a certain telecommunications asset, to which the Company previously held an indefeasible right of usage. The discharge of the obligation is included in interest and other income in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2004. There were no similar transactions during the first quarter of 2005.

Note 8 - Discontinued Operations

On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to BUI. The sale included the physical assets required to operate Acceris’ nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use Acceris’ proprietary software platform. The sale closed on May 1, 2003 and provided for a post closing cash settlement between the parties. The sale price consisted of 300,000 shares of Series B convertible preferred stock (8% dividend) of BUI, subject to adjustment in certain circumstances, of which 75,000 shares were subject to an earn-out provision. The earn-out took place on a monthly basis over a fourteen-month period which began January 2003. The Company recognized the value of the earn-out shares as additional sales proceeds when earned. During the year ending December 31, 2003, 64,286 shares of the contingent consideration were earned and were included as a component of gain (loss) from discontinued operations. The fair value of the 225,000 shares (non-contingent consideration to be received) of BUI convertible preferred stock was determined to be $1,350 as of December 31, 2002. As of December 31, 2003, the combined fair value of the original shares (225,000) and the shares earned from the contingent consideration (64,286 shares) was determined to be $1,916. The value of the shares earned from the contingent consideration was included in the calculation of gain from discontinued operations for the year ended December 31, 2003. As additional contingent consideration was earned, it was recorded as a gain from discontinued operations. In the first quarter of 2004, the Company recorded a gain from discontinued operations of $104. This gain was due to the receipt in January 2004 of the remaining 10,714 shares of common stock as contingent consideration, which is recorded as additional gain from discontinued operations.

Upon closing of the sale, BUI assumed all operational losses from December 6, 2002. Accordingly, the gain of $529 for the year ended December 31, 2003, included the increase in the sales price for the losses incurred since December 6, 2002. In the year ended December 31, 2002, the Company recorded a loss from discontinued operations related to ILC of $12,508. No income tax provision or benefit was recorded on discontinued operations.

There were no gains or losses from discontinued operations in the first quarter of 2005.

Note 9 - Income Taxes

     The Company recognized no income tax benefit from the losses generated in the three months ended March 31, 2005 and 2004 because of the uncertainty surrounding the realization of the related deferred tax asset. Pursuant to Section 382 of the Internal Revenue Code, annual usage of the Company’s net operating loss carryforwards is limited to approximately $6,700 per annum until 2008 and thereafter $1,700 per annum as a result of previous cumulative changes of ownership resulting in a change of control of the Company. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years. Restrictions in net operating loss carry forwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions likely have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel. There is no certainty that the application of these rules may not reoccur resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions or reductions in net operating loss carryforwards may occur through future merger, acquisition and/or disposition transactions. Any such additional limitations could require the Company to pay income taxes in the future and record an income tax expense to the extent of such liability.

Note 10 - Related Party Transactions

     During the three months ended March 31, 2005, Counsel advanced $7,339 and converted $1,335 of interest payable to principal. All loans from Counsel mature on April 30, 2006 and accrue interest at rates ranging from 9% to 10%, with interest compounding quarterly. Some of the loans are subject to an accelerated maturity in certain circumstances. At March 31, 2005, no events resulting in accelerated maturity had occurred. The Keep Well from Counsel expires on June 30, 2005 and provides a commitment to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of the Company. The Company does not expect that the Keep Well will be extended beyond its current maturity.

     Allan Silber, the Chief Executive Officer (“CEO”) of Acceris is an employee of Counsel. As CEO of Acceris, he is entitled to an annual salary of $275 and a discretionary bonus of up to 100% of the base salary. Such compensation is expensed and paid by Acceris.

On December 31, 2004, the Company entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided by Counsel personnel (excluding Allan Silber, Counsel’s Chairman, President and Chief Executive Officer and the Company’s Chairman and Chief Executive Officer) to the Company for the calendar years of 2004 and 2005. The basis for such services charged is an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. The cost of such services was $280 for the year ended December 31, 2004. Services for 2005 are being determined on the same basis. For each fiscal quarter, Counsel will provide the details of the charge for services by individual, including respective compensation and their time allocated to the Company. For the first quarter of 2005, the cost was $113. In accordance with the Foothill and Laurus agreements, amounts owing to Counsel cannot be repaid while amounts remain owing to Foothill and Laurus. The foregoing fees for 2004 and 2005 are due and payable within 30 days following the respective year ends, subject to applicable restrictions. Any unpaid fee amounts will bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. The Agreement does not guarantee the personal services of any specific individual at the Company throughout the term of the agreement and the Company will have to enter into a separate personal services arrangement with such individual should their specific services be required. During the first quarter of 2005, the Company did not enter into any such agreements.

Note 11 - Commitments and Contingencies

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

Note 12 - Agent Warrant Program

     During the first quarter of 2004, the Company launched the Acceris Communications Inc. Platinum Agent Program (the “Agent Warrant Program”). The Agent Warrant Program provides for the issuance, to participating independent agents, of warrants to purchase up to 1,000,000 shares of the Company’s common stock. The Agent Warrant Program was established to encourage and reward consistent, substantial and persistent production by selected commercial agents serving the Company’s domestic markets and to strengthen the Company’s relationships with these agents by granting long-term incentives in the form of the warrants to purchase the Company’s common stock at current price levels. The Agent Warrant Program is administered by the Compensation Committee of the Board of Directors of the Company.

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

     As of March 31, 2005, 650,000 warrants have been issued under the Agent Warrant Program, at an exercise price of $3.50, none of which have met the requirements to begin vesting. The warrants issued under the plan are accounted for under the provisions of the FASB’s Emerging Issue Task Force’s (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Accordingly, the Company will recognize an expense associated with these warrants over the vesting period based on the then current fair market value of the warrants calculated at each reporting period. At such time as the vesting for any warrants begins, the expense will be included in selling, general and administrative expense. As the vesting period has not commenced for any of the warrants issued prior to March 31, 2005, no expense has been recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2005.

Note 13 - Segment Reporting

The Company’s reportable segments are as follows:

•	Telecommunications -includes the operations of the assets and liabilities purchased from WorldxChange in June 2001 and the Agent and Enterprise businesses of RSL Com Inc. (“RSL”), which were acquired in December 2002. This segment offers a dial around telecommunications product, a 1+ product and a local dial tone bundled offering through MLM, commercial agents and telemarketing channels. This segment also offers voice and data solutions to business customers through an in-house sales force.

•	Technologies - is the former technology licensing and development segment, which segment offers a fully developed network convergence solution for voice and data. The Company licenses certain developed technology to third party users.

There are no material inter-segment revenues. The Company’s business is conducted principally in the U.S.; foreign operations are not significant. The table below presents information about net loss and segment assets used by the Company as of and for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31, 2005
	Reportable Segments

	Telecommunications	Technologies	Total
Revenues from external customers	$253	$—	$22,253
Other income	27	—	27
Interest expense	536	376	912
Depreciation and amortization expense	1,299	9	1,308
Segment loss from continuing operations	(4,335)	(695)	(5,030)
Other significant non-cash items:
Provision for doubtful accounts	1,055	—	1,055
Expenditures for long-lived assets	74	20	94
Segment assets	19,672	1,242	20,914

	For the Three Months Ended March 31, 2004
	Reportable Segments

	Telecommunications	Technologies	Total
Revenues from external customers	$34,723	$450	$35,173
Other income	767	—	767
Interest expense	701	344	1,045
Depreciation and amortization expense	1,699	5	1,704
Segment income (loss) from continuing operations	1,241	(265)	976
Other significant non-cash items:
Provision for doubtful accounts	1,227	—	1,227
Expenditures for long-lived assets	167	—	167
Segment assets	30,820	1,241	32,061

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	Three months ended March 31, 2005	Three months ended March 31, 2004

Total interest and other income for reportable segments	$27	$767
Unallocated other income from corporate accounts	—	610
	$27	$1,377

Total interest expense for reportable segments	$912	$1,045
Unallocated interest expense from related party debt	2,111	2,475
Other unallocated interest expense from corporate debt	144	13
	$3,167	$3,533

Total depreciation and amortization for reportable segments	$1,308	$1,704
Other unallocated depreciation from corporate assets	—	—
	$1,308	$1,704

Total segment income (loss)	$(5,030)	$976
Unallocated non-cash amounts in consolidated net loss: Amortization of discount on notes payable	(1,186)	(1,885)
Other income (primarily gain on extinguishment of debt)	—	—
Other income (primarily gain on sale of investment)	—	610
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(1,892)	(1,013)
Net loss from continuing operations	$(8,108)	$(1,312)

Expenditures for segment long-lived assets	$94	$167
Other unallocated expenditures for corporate assets	—	—
	$94	$167

Segment assets	$20,914	$32,061
Intangible assets not allocated to segments	173	173
Other assets not allocated to segments*	276	2,606
	$21,363	$34,840
____________
*
Other assets not allocated to segments are corporate assets, and for 2004, assets associated with segments reported in previous periods which are no longer classified as reportable segments, primarily assets of and related to the discontinued operations of ILC (former telecommunications services segment).

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”). All numbers are in thousands of dollars except for share, per share data and customer counts.

Forward Looking Information

     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Overview and Recent Developments

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

To achieve our goals in our Technologies business we plan to license our intellectual property. We have a number of issued patents and pending patent applications, which we utilize to provide our proprietary solutions. We believe that we hold the foundational patents for the manner in which a significant portion of VoIP traffic is routed in the marketplace today. We have licensed portions of our technology to third parties on a non-exclusive basis. We plan to further monetize our intellectual property by offering licenses to service providers, equipment companies and end-users who are deploying VoIP networks for phone-to-phone communications.

Our Telecommunications business, which generated substantially all of our revenue in 2004 and the first quarter of 2005, is a broad-based communications segment servicing residential, small- and medium-sized businesses, and corporate accounts in the United States. We provide a range of products, including local dial tone, domestic and international long distance voice services and fully managed, integrated data and enhanced services, to residential and commercial customers through a network of independent agents, telemarketing and our direct sales force. We are a U.S. facilities-based carrier with points of presence in 30 major U.S. cities. Our voice capabilities include nationwide Feature Group D (“FGD”) access. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Additionally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad which afford Acceris the opportunity for least cost routing on telecommunications services to our clients.

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

We have built our Telecommunications business through the acquisition of distressed or bankrupt assets, integrating the back office, broadening product/service offerings that consumers are demanding, and developing alternative channels to market. Our plan to become profitable on an operating income basis during 2004 was not achieved primarily due to our decision to halt the geographic expansion of our local dial tone offering as a direct result of regulatory uncertainty in our domestic markets, particularly in the areas of the Unbundled Network Element Platform (“UNE-P”), and growing Universal Service Fund (“USF”) contribution levels for traditional carriers. In 2004, the Company commenced offering local services in Florida, Massachusetts, New Jersey, New York and Pennsylvania, and realized revenue of $6,900, finishing the year with approximately 22,000 local subscribers. In March 2005, the Company decided to suspend efforts to attract new local customers, while continuing to support its existing local customers in the above states. The decision was a result of the Federal Communications Commission’s (“FCC”) revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the Regional Bell Operating Companies (“RBOCs”) to substantially raise wholesale rates for the services known as unbundled network elements (“UNEs”), and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into wholesale contracts for UNE services in the near future, the natural attrition cycle will result in an ongoing reduction in the number of local customers and related revenues in 2005 and beyond. For the first quarter of 2005, the Company realized revenue of $3,119 on its local services, and at March 31, 2005 had approximately 23,000 local subscribers.

Domestic regulatory uncertainty, coupled with continued international deregulation of telecommunication services and technology advancements, is changing the underlying business model for our Telecommunications business.  We believe that to bring long term sustainable success to our Telecommunications business we need to acquire additional scale through acquisitions. However, the Company does not at this time have an ability to obtain additional financing for its Telecommunications business to pursue expansion through acquisitions. There is significant doubt about the Company’s ability to obtain additional financing beyond June 30, 2005 to support its operations once the Keep Well from Counsel expires, and this raises substantial doubt about the Company’s ability to continue as a going concern. Due to these financial constraints, management and its strategic advisors are looking to merge or dispose of the Telecommunications business. There is no certainty that a merger or disposal can occur on a timely basis on favorable terms. For more information on the assets and operations of the Telecommunications business, please refer to Note 13 of the unaudited condensed consolidated financial statements included in Item 1 of this report on Form 10-Q.

A going concern qualification has been included by the Company’s independent registered public accounting firms in their audit opinions for each of 2002, 2003 and 2004. Readers are encouraged to take due care when reading the independent registered public accountants’ reports included in Item 15 of the Company’s most recent Form 10-K and this management’s discussion and analysis. In the absence of a substantial infusion of capital, or a merger or disposal of our Telecommunications business, the Company may not be able to continue as a going concern.

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

In 2003, we added to our VoIP Patent Portfolio when we acquired U.S. Patent No. 6,243,373 (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The VoIP Patent, together with the existing Acceris Patent and its related international patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enables VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing Acceris’ patented technology. We intend to aggressively pursue recognition in the marketplace of our intellectual property via a focused licensing program. The comprehensive nature of the VoIP Patent, which is titled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”, is summarized in the patent’s abstract, which describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities. In conjunction with the acquisition, we also agreed to give up 35% of the net residual rights to our VoIP Patent Portfolio.

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

In 2004 we added offerings of local communications products to our residential and small business customers, achieving revenue of $6,900 and completing the year with approximately 22,000 customers. The local dial tone service is provided under the terms of the UNE-P authorized by the Telecommunications Act of 1996, as amended, (the “1996 Act”) and is available in Florida, Massachusetts, New Jersey, New York, and Pennsylvania, while our long distance services (1+ and 10-10-XXX) are available nationwide. In March 2005, the Company decided to suspend efforts to attract new local customers, while continuing to support its existing local customers in the above states. The decision was a result of the FCC‘s revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the RBOCs to substantially raise wholesale rates for the services known as UNEs, and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into wholesale contracts for UNE services in the near future, the natural attrition cycle will result in an ongoing reduction in the number of local customers and related revenues. For the first quarter of 2005, the Company realized revenue of $3,119 on its local services, and at March 31, 2005 had approximately 23,000 local subscribers.

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

Government Regulation

Telecommunications Industry

The telecommunications industry is subject to government regulation at federal, state and local levels. Any change in current government regulation regarding telecommunications pricing, system access, consumer protection or other relevant legislation could have a material impact on our results of operations. Most of our current operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the “Communications Act”). In addition, certain of our operations are subject to regulation by state public utility or public service commissions. Changes in, or changes in interpretation of, legislation affecting us could negatively impact our operations.

The 1996 Act, among other things, allows the RBOCs and others to enter the long-distance business. Entry of the RBOCs or other entities, such as electric utilities and cable television companies, into the long-distance business, either through recently proposed mergers or technological advances in the transmission of data communications over high-voltage electrical lines, may likely have a negative impact on our business and our ability to compete for customers. We anticipate that some of these entrants will prove to be strong competitors because they are better capitalized, already have substantial customer bases, and enjoy cost advantages relating to local telecom lines and access charges. In addition, the 1996 Act provides that state proceedings may in certain instances determine access charges that we are required to pay to the local exchange carriers. If these proceedings occur, rates could increase which could lead to a loss of customers and weaker operating results.

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

Interstate Service Regulation. As an inter-exchange carrier (“IXC”), our interstate telecommunications services are regulated by the FCC. While we are not required to obtain FCC approval to begin or expand our interstate operations, we are required to obtain FCC approvals for certain transactions that would affect our ownership or the services we provide. Additionally, we must file various reports and pay certain fees and assessments. We are subject to the FCC’s complaint jurisdiction and must contribute to the federal USF. We must also comply with the Communications Assistance for Law Enforcement Act (“CALEA”), and certain FCC regulations which require telecommunications common carriers to modify their networks to allow law enforcement authorities to perform electronic surveillance.

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

On August 20, 2004, the FCC issued interim UNE rules to replace those vacated by the D.C. Circuit Court as well as a Notice of Proposed Rulemaking ("NPRM") seeking comments on new UNE rules. On December 15, 2004 the FCC adopted new rules governing access to UNEs. The rules the FCC adopted replaced the interim rules. On February 4, 2005, the FCC released the text of the TRO Remand Order (the Order), adopted on December 15, 2004. The Order replaces rules that were vacated or remanded by the D.C. Circuit in USTA II on March 2, 2004. In short, the Order (1) reduces the availability of dedicated transport and high-capacity loops as UNEs, (2) eliminates UNE-P mass market switching, and (3) establishes transition periods and pricing for those UNEs no longer available after the Order becomes effective. Per its terms, the Order became effective on March 11, 2005.

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

•	If DS3 transport is available as a UNE, competitors can lease up to 12 DS3s.

•	High capacity loops - The FCC categorizes high-capacity loops as follows:

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

Quarterly, the Universal Service Administrative Company (“USAC”), which oversees the USF, reviews the need for program funding and determines the applicable USF contribution percentage that interstate telecommunications carriers must contribute. While carriers are permitted to pass through the USF charges to consumers, the FCC has strictly limited amounts passed through to consumers in excess of a carrier’s determined contribution percentage. In April 2005, the applicable USF contribution percentage was raised to 11.1%. Throughout 2004 the rate was in the 9% range and in early 2003 the rate was 7.3%.

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

Other Legislation

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

Risk Factors

     Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors, which are more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC, include, without limitation:

1) Our ability to:

•	finance and manage growth;

•	execute on the strategy and the business plans of management;

•	maintain our relationship with telecommunications carriers;

•	provide ongoing competitive services and pricing;

•	retain and attract key personnel;

•	operate effective network facilities;

•	maintain favorable relationships with local exchange carriers (“LECs”), long-distance providers and other vendors, including our ability to meet our usage commitments;

•	attract new subscribers while minimizing subscriber attrition;

•	continue to grow the distribution for our Telecommunications segment through multi level marketing (“MLM”), residential and commercial agents, and with our direct sales force;

•	continue to offer competitive local dial tone, long distance and data products and to expand the geographic reach of our local dial tone offering;

•	efficiently integrate completed acquisitions;

•	address legal proceedings in an effective manner;

•	maintain, operate and upgrade our information systems network;

•	maintain and operate our networks in a cost effective manner;

•	extend our related party debt beyond its April 30, 2006 maturity date or replace such debt on acceptable terms;

•	obtain Counsel’s continued commitment and ability to fund through June 30, 2005, the cash requirements of the business;

•	complete third party debt or equity financing;

•	extend our asset based lending facility beyond its June 30, 2005 maturity or replace the facility on acceptable terms;

•	maintain compliance with existing and evolving federal and state governmental regulation of telecommunications providers;

•	respond to regulatory changes on a timely and cost effective basis;

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

     The critical accounting estimates used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. To aid in the understanding of our financial reporting, a summary of significant accounting policies are described in Note 2 of the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this report on Form 10-Q. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, at March 31, 2005 we had a stockholders’ deficit of $69,707 (December 31, 2004 - $61,965) and negative working capital of $18,755 (December 31, 2004 - $21,352). The Company continued to finance its operations during the first quarter of 2005 through related party debt with its major stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”), and a revolving credit facility. At March 31, 2005, the related party debt had a gross outstanding balance of $60,776 (December 31, 2004 - $52,100), and the revolving credit facility had an outstanding balance of $3,422 (December 31, 2004 - $4,725). No additional borrowings are available under the revolving credit facility at March 31, 2005. The related party debt matures on April 30, 2006 and the revolving credit facility matures on June 30, 2005. During the first quarter of 2005, Counsel extended the maturity of its related party debt from January 31, 2006 to April 30, 2006.  Interest on the related party debt is rolled into the principal amounts outstanding.

The related party debt is supplemented by a Keep Well agreement, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements.  The Keep Well obligates Counsel to continue its financial support of Acceris until June 30, 2005.  The Keep Well is not expected to be extended beyond its current maturity. The related party debt is subordinated to the Wells Fargo Foothill, Inc. (“Foothill”) credit facility and to the Laurus Master Fund, Ltd. of New York (“Laurus”) convertible debenture. Additionally, both of these financial instruments are guaranteed by Counsel through their respective maturities of June 2005 and October 2007, respectively. The current debt arrangements with Laurus prohibit the repayment of Counsel debt prior to the repayment or conversion of the Laurus debt.  The Laurus debt, to the extent that it is not converted, is due in October 2007.  The current asset-based facility with Foothill is not expected to be extended beyond its June 2005 maturity.  Payments cannot be made to Counsel while the Foothill facility remains outstanding.

There is significant doubt about the Company’s ability to obtain additional financing beyond June 30, 2005 to support its operations once the Keep Well expires. Additionally, the Company does not at this time have an ability to obtain additional financing for its Telecommunications business to pursue expansion through acquisitions. Due to these financial constraints, management and its strategic advisors are looking to merge or dispose of the Telecommunications business. There is no certainty that a merger or disposal can occur on a timely basis on favorable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For more information on the assets and operations of the Telecommunications segment, please refer to Note 13 of the unaudited condensed consolidated financial statements included in Item 1 of this report on Form 10-Q.

The independent registered public accounting firms’ reports on the consolidated financial statements included in the Company’s annual report on Form 10-K for each of the years ended December 31, 2002, 2003 and 2004 contained an explanatory paragraph wherein they expressed the opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Readers are encouraged to take due care when reading the independent registered public accountants’ reports included in Item 15 of the Company’s most recent Form 10-K.  Stockholders are urged to obtain the necessary advice before becoming or continuing as a stockholder in the Company.

Cash Position

     Cash and cash equivalents as of March 31, 2005 were $491 compared to $458 at December 31, 2004.

Cash flows from operating activities

     Our working capital deficit decreased $2,597 to $18,755 as of March 31, 2005, from $21,352 as of December 31, 2004. The decrease is primarily related to the decrease in our accounts payable and accrued liabilities of $2,128 during the first three months of 2005, and a decrease in our revolving credit facility of $1,303 due to payments made to our asset based lender during the same period. These decreases were partially offset by a decrease in our accounts receivable of $1,354 during the first three months of 2005.

     Cash used in operating activities (excluding non-cash working capital and the asset-based lending facility) during the three months ended March 31, 2005 was $3,222, as compared to cash provided of $3,126 during the same period in 2004. Net cash used in operating activities during the three months ended March 31, 2005 was $4,957, as compared to $2,707 during the same period in 2004. The net increase in cash used in 2005 was primarily due to a $6,900 increase in net loss to $8,108 for the first three months of 2005 from a net loss of $1,208 for the same period in 2004. Included in revenue for the three months ended March 31, 2004 was $6,363 in revenue from a discontinued network service offering. There were no similar revenues during the first three months of 2005. Unearned revenue relating to this offering was $4,593 at March 31, 2004 and $0 at March 31, 2005. See Note 6 of the unaudited condensed consolidated financial statements included in Item 1 of this report on Form 10-Q for further discussion of the network service offering.

Cash flows from investing activities

     Net cash used by investing activities during the three months ended March 31, 2005 was $94, as compared to net cash provided of $1,460 for the same period in 2004. The net cash used in 2005 related to equipment purchases. In the first three months of 2004, net cash provided by investing activities related to $1,627 in proceeds received from the sale of common stock in Buyers United Inc. (“BUI”), offset by the purchase of equipment in the amount of $167. There were no similar sales of investments in the first three months of 2005.

Cash flows from financing activities

     Financing activities provided net cash of $5,084 during the three months ended March 31, 2005, as compared to $1,369 for the same period in 2004. The increase from 2004 to 2005 is due primarily to the increased amount of funding from Counsel. During the first three months of 2005, Counsel funded the Company $7,339, as compared to funding $4,967 during the same period in 2004. Additionally, the net repayment of our revolving credit facility was reduced, being $1,303 during the first three months of 2005, as compared to $2,959 during the same period in 2004. This reduction was partially offset by increases in scheduled lease and note payable payments of $298.

Supplemental Statistical and Financial Data

     The following unaudited data is provided for additional information about our operations. It should be read in conjunction with the quarterly segment analysis provided herein.

(In millions of dollars, except where indicated)	2003			2004				2005
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1

Gross revenues — product mix
Local and long-distance bundle	$—	$—	$—	$0.1	$1.0	$2.7	$3.1	$3.1
Domestic long-distance (5)	7.8	7.4	7.5	6.4	5.6	5.4	4.8	4.3
International long-distance	14.4	15.3	15.1	13.0	11.4	10.5	9.2	7.7
MRC/USF (1)	2.4	2.8	3.0	3.0	2.7	2.3	2.3	2.4
Dedicated voice	0.3	0.4	0.4	0.3	0.3	0.4	0.5	0.5
Direct sales revenues	6.8	5.9	5.9	5.4	5.0	5.8	4.0	4.0
Other	0.1	0.2	—	0.1	0.2	0.2	0.2	0.2
Total telecommunications revenue	$31.8	$32.0	$31.9	$28.3	$26.2	$27.3	$24.1	$22.2
Network service offering	4.1	3.1	0.4	6.4	0.2	0.1	—	—
Technology licensing and development	1.1	1.0	0.1	0.5	0.1	—	—	—
Total revenues	$37.0	$36.1	$32.4	$35.2	$26.5	$27.4	$24.1	$22.2

Telecommunications revenue by customer type:
Local and long-distance bundle	$—	$—	$—	$0.1	$1.0	$2.7	$3.1	$3.1
Dial-around (2)	13.3	13.7	13.3	10.3	9.0	7.2	6.5	5.7
1+ (3)	11.6	12.2	12.7	12.4	11.0	11.4	10.3	9.2
Direct sales (6)	6.8	5.9	5.9	5.4	5.0	5.8	4.0	4.0
Other	0.1	0.2	—	0.1	0.2	0.2	0.2	0.2
Total telecommunications revenues	$31.8	$32.0	$31.9	$28.3	$26.2	$27.3	$24.1	$22.2

Gross revenue — product mix (%):
Local and long-distance bundle	—	—	—	0.4%	3.8%	9.8%	12.9%	14.0%
Domestic long-distance	24.6%	23.1%	23.5%	22.6%	21.4%	19.9%	19.9%	19.4%
International long-distance	45.3%	47.8%	47.3%	45.9%	43.1%	38.4%	38.2%	34.7%
MRC/USF	7.5%	8.8%	9.4%	10.6%	10.3%	8.5%	9.5%	10.8%
Dedicated voice	0.9%	1.3%	1.3%	1.0%	1.1%	1.3%	2.1%	2.3%
Direct sales revenues	21.4%	18.4%	18.5%	19.1%	19.5%	21.4%	16.6%	18.0%
Other	0.3%	0.6%	0.0%	0.4%	0.8%	0.7%	0.8%	0.8%
Total telecommunications revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross revenues — product mix (minutes)
Domestic long-distance	140,798,912	134,198,098	121,880,023	129,293,178	134,649,835	176,065,320	183,884,289	183,116,647
International long-distance	93,896,850	98,873,877	98,978,290	91,288,985	83,923,345	79,458,519	74,180,770	67,333,988
Dedicated voice	7,772,277	9,364,583	8,653,038	9,653,915	9,374,236	14,751,696	17,479,619	23,229,466

Active retail subscribers (in number of people):
Local and long-distance bundle
Beginning of period	—	—	—	—	1,971	11,471	21,332	22,110
Adds	—	—	—	3,076	12,288	16,444	9,244	10,143
Churn	—	—	—	(1,105)	(2,788)	(6,583)	(8,466)	(9,320)
End of period	—	—	—	1,971	11,471	21,332	22,110	22,933

Dial-around
Beginning of period	228,330	215,187	206,937	192,678	164,331	138,857	125,202	120,801
Adds	85,246	100,624	63,349	46,518	40,094	37,582	37,745	32,079
Churn	(98,389)	(108,874)	(77,608)	(74,865)	(65,568)	(51,237)	(42,146)	(41,226)
End of period	215,187	206,937	192,678	164,331	138,857	125,202	120,801	111,654

1+
Beginning of period	136,896	174,486	168,242	161,570	165,847	172,162	163,941	153,020
Adds	81,040	43,964	25,356	25,344	27,093	23,574	17,741	15,898
Churn	(43,450)	(50,208)	(32,028)	(21,067)	(20,778)	(31,795)	(28,662)	(25,753)
End of period	174,486	168,242	161,570	165,847	172,162	163,941	153,020	143,165
Total subscribers (end of period)	389,673	375,179	354,248	332,149	322,490	310,475	295,931	277,752

Direct sales
Active customer base	254	236	227	256	252	238	234	228
Total top 10 billing	$1,163	$1,094	$1,050	$926	$1,034	$1,230	$915	$856

Average monthly revenue per user (active subscriptions) in absolute dollars: (4)
Local and long-distance bundle	$—	$—	$—	$16.49	$30.05	$41.65	$46.53	$45.34
Dial-around	$20.60	$22.07	$23.01	$20.89	$21.61	$19.15	$17.98	$17.02
1+	$22.16	$24.17	$26.20	$24.92	$21.30	$23.15	$22.31	$21.42

(1)	MRC/USF represents “Monthly Recurring Charges” and “Universal Service Fund” fees charged to the customers.

(2)	“Dial-around” refers to a product which allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.

(3)	“1+” refers to a product which allows a retail customer to directly make a long distance call from their own phone by dialing “1” plus the destination number.

(4)	Average monthly revenues per user (“ARPU”), a generally accepted industry measurement, is calculated as the revenues of the quarter divided by the number of users at the end of the quarter divided by 3 to get the monthly amount. We use the term ARPU for the use of the reader in understanding of our operating results. This term is not prepared in accordance with, nor does it serve as an alternative to, GAAP measures and may be materially different from similar measures used by other companies. While not a substitute for information prepared in accordance with GAAP, ARPU provides useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining customers. However, ARPU should not be considered in isolation or as an alternative measure of performance under GAAP. This measure has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results prepared in accordance with GAAP.

(5)	Includes local product line bulk/package rate domestic minutes.

(6)	Represents number of parent customers with revenues greater than $0 in each calendar month.

Management Discussion of Operations

     The following table displays the Company’s unaudited consolidated quarterly results of operations for the eight quarters ended March 31, 2005.

	2003 (unaudited)			2004 (unaudited)				2005 (unaudited)
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1

Revenues:
Telecommunications	$31,853	$31,923	$31,993	$28,360	$26,229	$27,229	$24,063	$22,253
Network service offering	4,142	3,079	408	6,363	190	161	—	—
Technologies	1,050	1,049	65	450	90	—	—	—
Total revenues	37,045	36,051	32,466	35,173	26,509	27,390	24,063	22,253
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation and amortization shown below)	19,154	19,266	18,936	16,635	15,680	15,349	12,606	13,730
Network service offering	2,165	807	(70)	—	(203)	—	—	—
Selling, general, administrative and other	14,617	13,981	14,441	14,763	14,074	13,992	11,601	10,978
Provision for doubtful accounts	1,131	1,466	1,666	1,227	1,740	941	1,321	1,055
Research and development	—	—	—	—	106	119	217	150
Depreciation and amortization	1,758	1,993	1,548	1,704	1,653	1,520	2,099	1,308
Total operating costs and expenses	38,825	37,513	36,521	34,329	33,050	31,921	27,844	27,221
Operating income (loss)	(1,780)	(1,462)	(4,055)	844	(6,541)	(4,531)	(3,781)	(4,968)
Other income (expense):
Interest expense	(3,394)	(3,398)	(3,562)	(3,533)	(2,486)	(2,562)	(2,768)	(3,167)
Other income	1	53	1,160	1,377	811	226	57	27
Total other income (expense)	(3,393)	(3,345)	(2,402)	(2,156)	(1,675)	(2,336)	(2,711)	(3,140)
Loss from continuing operations	(5,173)	(4,807)	(6,457)	(1,312)	(8,216)	(6,867)	(6,492)	(8,108)
Gain from discontinued operations, net of $0 tax	371	213	222	104	—-	—	—	—
Net loss	$(4,802)	$(4,594)	$(6,235)	$(1,208)	$(8,216)	$(6,867)	$(6,492)	$(8,108)

Three-Month Period Ended March 31, 2005 Compared to Three-Month Period Ended March 31, 2004

     In order to more fully understand the comparison of the results of continuing operations for the three months ended March 31, 2005 as compared to the same period in 2004, it is important to note the following significant changes that occurred in our operations:

•	In November 2002, we began to sell a network service offering obtained from a new supplier. The sale of that product ceased in July 2003. During 2004, we continued to recognize revenue from this offering, using the unencumbered cash method. In the first quarter of 2005, $0 revenue was recognized, compared to $6,363 in the same quarter of 2004. Expenses associated with this offering were recorded when incurred; no expenses were recorded in the first quarter of 2005 and 2004. The cessation of this product offering did not qualify as discontinued operations under generally accepted accounting principles.

•	In January 2004, the Company commenced offering local dial tone services via the UNE-P, bundled with long distance. In the first quarter of 2005, $3,119 was recognized in revenue compared to $97 in the same period in 2004. The Company offers these services in five states and had approximately 23,000 local customers at March 31, 2005.

     Telecommunications services revenue declined to $22,253 in the first quarter of 2005 from $28,360 during the same period in 2004 primarily due to the following:

•
In 2004 we introduced a local and long distance bundled offering in Florida, Massachusetts, New Jersey, New York and Pennsylvania. This offering contributed $3,119 in revenue during the first quarter of 2005 compared to $97 in revenue during the first quarter of 2004. At March 31, 2005, we had approximately 23,000 customers with average monthly revenue per customer (“ARPU”) of $45.00, compared to approximately 2,000 customers with ARPU of $16.00 at March 31, 2004. We had originally planned to roll out this product nationwide in 2004. However, we held off implementing this growth plan pending resolution of regulatory uncertainty surrounding UNE-P. In March 2005, we decided to suspend efforts to attract new local customers while continuing to support existing local customers in the above states. The decision was a result of the FCC’s revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the RBOCs to substantially raise wholesale rates for the services known as UNEs, and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into wholesale contracts for UNE services in the near future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues throughout 2005 and beyond.

•
We have experienced attrition in our 1+ customer base which has declined to approximately 143,000 customers at March 31, 2005 from approximately 166,000 customers at March 31, 2004. We also experienced a reduction in ARPU to approximately $21.00 in the first quarter of 2005 from approximately $25.00 in the first quarter of 2004. The reduction in the number of customers is due to the Company focusing its customer acquisition programs on the local and long distance bundled offering in five states, described above, for much of 2004, versus focusing on long distance nationwide as in prior years. The reduction in the ARPU relates to the continued reduction of long distance rates for services, primarily in various international destinations to which customers are making outbound long distance calls.

•
Since 2001, we have not actively marketed our 10-10-XXX or dial around products. Accordingly, the Company continued to experience an erosion of this customer base. The Company had approximately 112,000 customers in this category at March 31, 2005, as compared to approximately 164,000 customers at March 31, 2004. Consistent with our 1+ product offering, we saw the ARPU declining to approximately $17.00 in the first quarter of 2005 from approximately $21.00 in the first quarter of 2004.

•
In the first quarter of 2005, direct sales were $4,039, down from $5,447 in the first quarter of 2004. The reduced revenue is due to the non-renewal of some customer contracts, price concessions provided on contract renewals, and an overall lower average volume of traffic. The customer base declined to 228 customers at March 31, 2005 from 256 customers at March 31, 2004.

•
Overall, the Company continued to experience price erosion in 2004 and 2005 in a very competitive long distance market. Our number of dial-around and 1+ subscribers decreased to 254,819 at March 31, 2005 from 330,178 at March 31, 2004. In the first quarter of 2005, we recognized approximately $14,400 of domestic and international long distance revenues (including monthly recurring charges and USF fees) on approximately 250,000,000 minutes, resulting in a blended rate of approximately $0.06 per minute. In the first quarter of 2004, we recognized approximately $22,400 of domestic and international long distance revenues on approximately 221,000,000 minutes, resulting in a blended rate of approximately $0.10 per minute.

Technologies revenue is derived from licensing and related services revenue. Utilizing our patented technology, VoIP enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications, and allows Acceris to participate in the provision of VoIP solutions. We have commenced the aggressive pursuit of recognition of our intellectual property in the marketplace through a focused licensing program. Revenue and contributions from this business to date have been based on the sales and deployments of our VoIP solutions, which will continue. The timing and sizing of various projects will result in a continued pattern of fluctuating financial results. We expect growth in revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio.

Technologies earned revenues of $0 in the first quarter of 2005 compared to $450 in the first quarter of 2004. The revenue in 2004 relates to a contract that was entered into with a Japanese company in 2003.

Telecommunications network expense was $13,730 in the first quarter of 2005, as compared to $16,635 in the first quarter of 2004, a decrease of $2,905. On a comparative percentage basis, telecommunications costs totalled 62% of telecommunications services revenue in the first quarter of 2005, as compared to 59% of revenue in the first quarter of 2004, excluding 2004 revenue from the network service offering discussed above. Telecommunications services margins (telecommunications services revenues less telecommunications network expenses) fluctuate significantly from period to period, and are expected to continue to fluctuate significantly for the foreseeable future. Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

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

•
Our voice and frame relay networks. Each network has a significant fixed cost element and a minor variable per minute cost of traffic carried element; significant fluctuations in the number of minutes carried on-net from month to month can significantly affect the margin percentage from period to period. The fixed network monthly cost is $759 as of March 31, 2005, as compared to $1,068 as of March 31, 2004. Fixed network costs represent the fixed cost of operating the voice and data networks that carry customer traffic, regardless of the volume of traffic.

•
Changes in contribution rates to the USF and other regulatory changes associated with the fund. Such changes include increases and decreases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that USF contributions collected from customers can no longer exceed contributions. USF rates have been increasing. The USF rate in effect for the first quarter of 2005 was 10.7%, compared to 8.7% for the same period of 2004, and it was raised to 11.1% in April 2005. However, the USF expense in the first quarter of 2005 declined to $1,302 compared to $1,349 in the same period of 2004, due to lower assessable revenues.

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

Selling, general, administrative and other expense was $10,978 during the first quarter of 2005, as compared to $14,763 for the first quarter of 2004. The significant changes included:

•
Compensation expense was $4,485 in the first quarter of 2005, as compared to $6,537 in the first quarter of 2004. The reduction is primarily attributable to lower staff levels in 2005 compared to 2004.

•
External commissions totaled $1,538 in the first quarter of 2005, as compared to $2,032 in the first quarter of 2004. Lower commission costs were experienced in 2005 due to lower revenues during the respective period.

•
Telemarketing costs decreased to $92 in the first quarter of 2005 from $255 in the first quarter of 2004. The Company incurred higher telemarketing costs in 2004 relating to our focused efforts throughout the year to encourage customers to acquire local dial tone and long distance bundled services.

•
Legal expenses in the first quarter of 2005 were $776, as compared to $564 in the first quarter of 2004. The increase in legal costs primarily related to the Company taking legal action against ITXC for patent infringement and legal fees associated with the direct and derivative actions against the Company.

•
Billings and collections expenses decreased to approximately $1,458 in the first quarter of 2005 from approximately $1,901 in the first quarter of 2004, relating to the reduction in revenue in the respective period.

•	Marketing and advertising expenses decreased to approximately $172 in the first quarter of 2005 from approximately $263 in the first quarter of 2004.

•	Accounting and tax consulting expenses decreased to approximately $256 in the first quarter of 2005 from approximately $554 in the first quarter of 2004.

•	Facilities expenses decreased to $940 in the first quarter of 2005 from approximately $961 in the first quarter of 2004.

Provision for doubtful accounts -The $172 decrease to $1,055 in the first quarter of 2005 compared to $1,227 in the first quarter of 2004 is primarily due to lower revenue levels in 2005 compared to 2004. The provision for doubtful accounts as a percentage of revenue was 4.7% for the first quarter of 2005 as compared to 3.5% for the first quarter of 2004. The increase in the percentage from 2004 to 2005 is due to the inclusion, in 2004, of $6,363 in revenues from a discontinued network service offering, for which revenue was recognized only on an unencumbered cash receipts basis. See Note 6 of the unaudited condensed consolidated financial statements included in Item 1 of this report on Form 10-Q for discussion of the network service offering. When the network service offering revenues are excluded from the 2004 calculation, the provision for doubtful accounts as a percentage of revenue increases to 4.3%.

Research and development (“R&D”) costs - In the second quarter of 2004, we resumed R&D activities related to our VoIP platform, continuing into the first quarter of 2005. These activities are expected to allow us to provide enhanced telecommunication services to our customer base in the near term. R&D expense was $150 in the first quarter of 2005, as compared to $0 in the first quarter of 2004.

Depreciation and amortization - This expense was $1,308 in the first quarter of 2005, as compared to $1,704 during the first quarter of 2004. In 2005, depreciation and amortization were lower than in 2004 because more fixed and intangible assets have reached the end of their accounting life.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense - This totaled $2,487 in the first quarter of 2005, as compared to $2,803 in the first quarter of 2004. The reduction of $316 is largely attributed to reduction of the quarterly amortization of the beneficial conversion feature related to Counsel’s ability to convert its debt to equity. Included in related party interest expense in the first quarter of 2005 is $1,152 of amortization of the beneficial conversion feature (“BCF”), on $17,090 of debt convertible at $5.02 per share. In the first quarter of 2004, amortization of the BCF was $1,904 on $15,635 debt to Counsel convertible at $6.15 per share. The reduction in the BCF amortization was partially offset by a higher average loan balance with Counsel.

•
Third party interest expense - This totaled $680 in the first quarter of 2005, as compared to $730 in the first quarter of 2004. The decrease is largely attributed to lower interest expense on capital leases and on regulatory amounts owing in 2005 compared to 2004. This decrease was partially offset by an increase of $40 in interest expense on the total debt held by Wells Fargo Foothill, Inc., and Laurus Masterfund Ltd.

•
Other income - This totalled $27 for the first quarter of 2005, as compared to $1,377 during the first quarter of 2004. During the first quarter of 2004, approximately $767 of other income related to a gain on the discharge of certain obligations associated with our former participation with a consortium of owners in an indefeasible right of usage, and approximately $565 related to our sale of 750,000 shares of BUI common stock.

Discontinued operations - In the first quarter of 2005, there was no gain or loss from discontinued operations recorded, as compared to the $104 gain reported in the first quarter of 2004 related to the sale of the ILC business.

 Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Our cash equivalents are invested with high quality issuers and we limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have two debt instruments that have variable interest rates. Our asset-based lending facility is based on the prime rate of interest + 1.75%, with an interest floor of 6%. Our variable interest rate convertible note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall St. Journal (“WSJ interest rate”, 5.75% at March 31, 2005) plus 3% (but not less than 7.0%), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price of $0.88 following the effective date (January 18, 2005) of the registration statement covering the Common Stock issuable upon conversion. Assuming the debt amount on the asset-based facility at March 31, 2005 was constant during the next twelve-month period, the impact of a one percent increase in the respective interest rates would be an increase in interest expense of approximately $34 for that twelve-month period, and an increase in interest expense of approximately $48 for that twelve-month period on our convertible note. Because the asset-based facility is subject to an interest rate floor of 6.0%, a one percent decrease in the prime interest rate would have no impact on interest expense during the next twelve-month period. In respect of the variable interest rate convertible note, should the price of the common stock of Acceris increase and maintain a price equal to 125% of $0.88 for a twelve month period, the Company would benefit from a reduced interest rate of 2%, resulting in lower interest costs of up to approximately $96 for that twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4 - Controls and Procedures.

As of the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     During the three months ending March 31, 2005, approximately 2,100 options were issued to employees under the 2003 Employee Stock Option and Appreciation Rights Plan. These options are issued with exercise prices that equal or exceed fair value on the date of the grant and vest over a 4-year period subject to the grantee’s continued employment with the Company. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933.

     Additionally, during the three months ended March 31, 2005, no warrants have been issued to participants under the Acceris Communications Inc. Platinum Agent Program. See Note 12 to the unaudited condensed consolidated financial statements included in Item 1 of this report on Form 10-Q for a description of the vesting provisions of these warrants. The Company relied on an exemption from registration under Regulation D under the Securities Act of 1933.

Item 3 - Defaults Upon Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Security Holders.

     None.

Item 5 - Other Information.

     None.

Item 6 - Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Third Amendment to Amended and Restated Loan Agreement between Acceris Communications Inc. and Counsel Corporation (US) dated January 30, 2004, dated as of April 28, 2005(1)

10.2	Third Amendment to Loan Agreement between Acceris Communications Inc. and Counsel Corporation (US) dated June 4, 2001, dated as of April 28, 2005(1)

10.3	Sixth Amendment to Senior Convertible Loan and Security Agreement between Acceris Communications Inc. and Counsel Corporation and Counsel Capital Corporation dated March 1, 2001, dated as of April 28, 2005(1)

10.4	Third Amendment to Loan Agreement between Acceris Communications Inc. and Counsel Corporation dated January 26, 2004, dated as of April 28, 2005(1)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith

(b) Reports on Form 8-K

(i)	On January 6, 2005, the Company filed a Current Report on Form 8-K, under Items 1.01 and 9.01.

(ii)	On March 11, 2005, the Company filed a Current Report on Form 8-K, under Items 5.02, 8.01 and 9.01.

(iii)	On March 31, 2005, the Company filed a Current Report on Form 8-K, under Items 5.02, 8.01 and 9.01.

No financial statements were filed in connection with any of the foregoing Current Reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Acceris Communications Inc.
(Registrant)

Date: May 4, 2005	By:	/s/ Allan C. Silber
Allan C. Silber Chief Executive Officer and Chairman

	By:	/s/ Gary M. Clifford
Gary M. Clifford Chief Financial Officer and Vice President of Finance