Form 10-Q
period 2005-06-30
ACCERIS COMMUNICATIONS INC
filed 2005-08-09
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 0-17973

C2 Global Technologies Inc.
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-2291344 (I.R.S. Employer Identification No.)

1001 Brinton Road, Pittsburgh, Pennsylvania 15221
(Address of principal executive offices)

(412) 244-2100
(Registrant’s telephone number)

Acceris Communications Inc.
(Registrant’s former name)

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

Yes ☐ No ☒

As of August 5, 2005, there were 19,237,135 shares of common stock, $0.01 par value, outstanding.

TABLE OF CONTENTS

Part I.	Financial Information	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 (unaudited)	3

	Condensed Consolidated Statements of Operations Three months ended June 30, 2005 and 2004 (unaudited), and six months ended June 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2005 and 2004 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

Part II.	Other Information	43

Item 1.	Legal Proceedings	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	45

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
(FORMERLY ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands of dollars, except share and per share amounts)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$590	$458
Accounts receivable, less allowance for doubtful accounts of $2,098 and $2,163 at June 30, 2005 and December 31, 2004, respectively	11,224	13,079
Other current assets	1,266	1,473

Total current assets	13,080	15,010
Furniture, fixtures, equipment and software, net	2,184	4,152
Other assets:
Intangible assets, net	1,051	1,404
Goodwill	1,120	1,120
Investments	1,100	1,100
Other assets	920	1,223

Total assets	$19,455	$24,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Senior secured revolving credit facility	$2,944	$4,725
Accounts payable and accrued liabilities	22,919	27,309
Unearned revenue	745	959
Subordinated note payable	4,000	—
Subordinated notes payable to a related party, net of unamortized discount	61,437	—
Subordinated convertible note payable, net of unamortized discount	1,765	1,768
Current portion of notes payable to third parties	202	160
Obligations under capital leases	487	1,441

Total current liabilities	94,499	36,362
Subordinated convertible note payable, net of unamortized discount	1,861	2,952
Notes payable to third parties, less current portion	537	645
Subordinated notes payable to a related party, net of unamortized discount	—	46,015

Total liabilities	96,897	85,974

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 618 at June 30, 2005 and December 31, 2004, liquidation preference of $618 at June 30, 2005 and December 31, 2004	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,237,135 at June 30, 2005 and December 31, 2004	192	192
Additional paid-in capital	187,389	186,650
Accumulated deficit	(265,029)	(248,813)

Total stockholders’ deficit	(77,442)	(61,965)

Total liabilities and stockholders’ deficit	$19,455	$24,009

The accompanying notes are an integral part of these condensed consolidated financial statements

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
(FORMERLY ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars, except per share amounts)	2005	2004	2005	2004

Revenues:
Telecommunications services	$21,240	$26,419	$43,493	$61,142
Technology licensing and development	—	90	—	540
Total revenues	21,240	26,509	43,493	61,682

Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation expense on telecommunications network assets of $886 and $1,294 for the three months ended June 30, 2005 and 2004, respectively, and $2,007 and $2,639 for the six months ended June 30, 2005 and 2004, respectively, included in depreciation and amortization below)	13,366	15,477	27,096	32,112
Selling, general and administrative	10,115	14,074	21,093	28,834
Provision for doubtful accounts	609	1,740	1,664	2,967
Research and development	151	106	301	106
Depreciation and amortization	1,072	1,653	2,380	3,357
Total operating costs and expenses	25,313	33,050	52,534	67,376
Operating loss	(4,073)	(6,541)	(9,041)	(5,694)

Other income (expense):
Interest expense - related party	(3,463)	(1,708)	(5,950)	(4,528)
Interest expense - third party	(577)	(779)	(1,257)	(1,494)
Interest and other income	5	812	32	2,189
Total other income (expense)	(4,035)	(1,675)	(7,175)	(3,833)
Loss from continuing operations	(8,108)	(8,216)	(16,216)	(9,527)
Gain from discontinued operations (net of $0 tax)	—	—	—	104
Net loss	$(8,108)	$(8,216)	$(16,216)	$(9,423)

Basic and diluted weighted average shares outstanding	19,237	19,262	19,237	19,262
Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.42)	$(0.43)	$(0.84)	$(0.50)
Gain from discontinued operations	—	—	—	0.01
Net loss per common share	$(0.42)	$(0.43)	$(0.84)	$(0.49)

The accompanying notes are an integral part of these condensed consolidated financial statements

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
(FORMERLY ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands of dollars)	2005	2004

Cash flows from operating activities:
Net loss	$(16,216)	$(9,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,380	3,357
Provision for doubtful accounts	1,664	2,967
Amortization of discount on subordinated notes payable to related party	3,105	2,599
Amortization of discount on subordinated notes payable to third party	140	—
Accrued interest added to loan principal of related party debt	2,845	1,929
Expense associated with stock options issued to non-employee for services	1	9
Discharge of obligation	—	(767)
Management benefit conferred by majority stockholder	—	115
Gain on sale of investment in common stock	—	(1,376)
Decrease in allowance for impairment of net assets of discontinued operations	—	(148)
Mark to market adjustment to warrants	(167)	—
	(6,248)	(738)
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	191	699
Other assets	461	390
Unearned revenue	(214)	(4,182)
Accounts payable, accrued liabilities and interest payable	(4,390)	(1,021)
Net cash used in operating activities	(10,200)	(4,852)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	(46)	(393)
Cash received from sale of investments in common stock, net	—	3,582
Net cash (used in) provided by investing activities	(46)	3,189

Cash flows from financing activities:
Proceeds from issuance of subordinated notes payable to related party	10,211	9,439
Proceeds from issuance of subordinated notes payable	4,000	—
Repayment of senior secured revolving credit facility, net of proceeds	(1,781)	(4,973)
Payment of capital lease obligations	(954)	(60)
Payment of notes payable to third parties	(1,098)	(1,330)
Payment of note payable to RSL Estate	—	(1,104)
Costs paid by majority stockholder	—	15
Net cash provided by financing activities	10,378	1,987

Increase in cash and cash equivalents	132	324
Cash and cash equivalents at beginning of period	458	2,033
Cash and cash equivalents at end of period	$590	$2,357

Supplemental schedule of non-cash investing and financing activities:
Discount in connection with convertible note payable to related party	$739	$563

Supplemental cash flow information:
Taxes paid	$11	$43
Interest paid	1,243	1,492

The accompanying notes are an integral part of these condensed consolidated financial statements

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
(FORMERLY ACCERIS COMMUNICATIONS INC. AND SUBSIDIARIES)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Description of Business and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of C2 Global Technologies Inc. (formerly Acceris Communications Inc.), and its wholly-owned subsidiaries Acceris Communications Corp. (“ACC”); I-Link Communications Inc., (“ILC”), Transpoint Holdings Corporation, which includes the purchased assets of Transpoint Communications, LLC and the purchased membership interest in Local Telcom Holdings, LLC (collectively, “Transpoint”), which the Company purchased in July 2003; and C2 Communications Technologies, Inc. (formerly Acceris Communications Technologies, Inc.). These entities, on a combined basis, are referred to as “C2”, the “Company” or “we” in these unaudited condensed consolidated financial statements. The name of the Company was changed from Acceris Communications Inc. to C2 Global Technologies Inc. on August 5, 2005 by way of shareholder vote.

Our Telecommunications business, which generated substantially all of our revenue in 2004 and the first six months of 2005, is a broad-based communications segment servicing residential, small- and medium-sized businesses, and corporate accounts in the United States. This business is the subject of an Asset Purchase Agreement dated as of May 19, 2005 (“APA”) to sell substantially all of the assets and to transfer certain liabilities of ACC to Acceris Management and Acquisition LLC (“AMA”), an arms length Minnesota limited liability company and wholly-owned subsidiary of North Central Equity LLC (“NCE” or “Buyer”) (NCE and Buyer are collectively described as “North Central Equity”). NCE is an arm’s length Minnesota-based privately owned holding company, established in 2004, with experience in the telecommunications industry. The proposed transaction is discussed in more detail in Note 4 of these financial statements.

On May 16, 2005, Counsel Corporation, C2’s majority stockholder (collectively with its subsidiaries “Counsel”), subject to the legal closing of the disposition of the Telecommunications business, described above, agreed to extend the maturity dates of all outstanding and future loans, payable by C2 to Counsel, to December 31, 2006 from their current maturity of April 30, 2006. All other terms of the loan agreements remain in full force and effect. The extension is subject to the legal closing of the APA. As all loans from Counsel are currently due within twelve months of June 30, 2005, they have been disclosed as current liabilities. On May 19, 2005, in conjunction with the potential sale to AMA, Counsel entered into a loan agreement with NCE, under the terms of which Counsel advanced the sum of $375. Subsequent to June 30, 2005, this amount was increased to $1,000.

Additionally, on June 30, 2005, Counsel’s Keep Well agreement (the “Keep Well”) with the Company expired. Counsel has agreed, subject to the completion of the disposition of the Telecommunications business, described above, that it will extend its Keep Well agreement through December 31, 2006. The Keep Well, when extended, will require Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements.

Our Technologies segment offers a proven network convergence solution for voice and data in VoIP communications technology and includes a portfolio of communication patents. Included in this portfolio are two foundational patents in the VoIP space, U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”). This segment of our business is primarily focused on licensing our technology, supported by our patents, to carriers and equipment manufacturers and suppliers in the internet protocol (“IP”) telephony market. Following the anticipated sale of the Telecommunications assets, this business segment will constitute the primary business of the Company.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2004 condensed consolidated balance sheet, as included herein, is derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The June 30, 2005 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

     The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of those to be expected for the entire year ending December 31, 2005.

Note 2 - Summary of Significant Accounting Policies

Net loss per share

     Basic earnings per share is computed based on the weighted average number of C2 common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company has a net loss for the six month periods ended June 30, 2005 and 2004, basic and diluted loss per share are the same.

     Potential common shares that were not included in the computation of diluted earnings per share because they would have been anti-dilutive are as follows:

	June 30, 2005	June 30, 2004

Assumed conversion of Series N preferred stock	24,720	24,760
Assumed conversion of related party convertible debt	3,481,004	2,599,350
Assumed conversion of third party convertible debt	4,512,032	—
Assumed exercise of options and warrants to purchase shares of common stock	3,022,146	2,377,030
	11,039,902	5,001,140

Investments

Dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations.

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over these entities. The Company monitors these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values when necessary. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information. See Note 6 for further discussion of the Company’s investment in convertible preferred stock.

Concentrations

Concentrations of risk with third party providers:

C2 utilizes the services of certain Competitive Local Exchange Carriers (“CLECs”) to bill and collect from customers. A significant portion of revenues were derived from customers billed by CLECs. If the CLECs were unwilling or unable to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience could be adversely affected during this transition period.

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

Concentrations of credit risk

The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in the United States. The Company’s customers are generally concentrated in the areas of highest population in the United States, more specifically California, New York and Florida. No single customer accounted for over 10% of revenues in the second quarter of 2005 or 2004.

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

The Company assesses the fair value of its segments for goodwill impairment based upon a discounted cash flow methodology. If the carrying amount of the segment assets exceeds the estimated fair value determined through the discounted cash flow analysis, goodwill impairment may be present. The Company would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the segment, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

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

Regularly, the Company evaluates whether events or circumstances have occurred that indicate the carrying value of its other amortizable intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset

The Company assesses the value of its deferred tax asset, which has been generated by a history of net operating losses, at least annually, and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income. The determination of that allowance includes a projection of its future taxable income, as well as consideration of any limitations that may exist on its use of its net operating loss carryforwards.

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

Stock-based compensation

     At June 30, 2005, the Company has several stock-based compensation plans, which are described more fully in Note 18 to the audited consolidated financial statements contained in our most recently filed Form 10-K. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB 25”). Stock-based employee compensation cost is not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, see below for a tabular presentation of the pro forma stock-based compensation cost, net loss and loss per share as if the fair value-based method of expense recognition and measurement prescribed by SFAS 123 had been applied to all employee options. Options granted to non-employees (excluding options granted to non-employee members of the Company’s Board of Directors for their services as Board members) are recognized and measured using the fair value-based method prescribed by SFAS 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss as reported	$(8,108)	$(8,216)	$(16,216)	$(9,423)
Deduct:
Employee stock-based compensation cost determined under the fair value-based method for all awards, net of $0 tax	(59)	(161)	(180)	(338)

Pro forma net loss	$(8,167)	$(8,377)	$(16,396)	$(9,761)

Net loss per share, basic and diluted:
As reported	$(0.42)	$(0.43)	$(0.84)	$(0.49)
Pro forma	$(0.42)	$(0.43)	$(0.85)	$(0.51)

Note 3 - Liquidity and Capital Resources.

As a result of our substantial operating losses and negative cash flows from operations, at June 30, 2005 we had a stockholders’ deficit of $77,442 (December 31, 2004 - $61,965) and negative working capital of $81,419 (December 31, 2004 - $21,352).

On May 19, 2005, the Company entered into an APA, to dispose of its Telecommunications operations, with AMA, an unrelated third party. This transaction is more fully described in Note 4 of these condensed consolidated financial statements, and remains subject to regulatory approval and other conditions customary to this type of transaction. This transaction was approved by the Company’s shareholders on August 5, 2005 and by the Company’s senior lender on June 30, 2005. Prior to the closing of this proposed transaction, among other things, the Company will need to obtain a release of the subordinated security interest in the Company’s assets which are expected to be disposed of. This may require the Company to repay amounts owing under that debt arrangement. On May 19, 2005, in conjunction with the potential sale to AMA, Counsel entered into a loan agreement with NCE, under the terms of which Counsel advanced the sum of $375. Subsequent to June 30, 2005, this amount was increased to $1,000.

Additionally, on June 30, 2005, Counsel’s Keep Well agreement with the Company expired. Counsel has agreed, subject to the completion of the disposition of the Telecommunications operations, that it will extend its Keep Well agreement through December 31, 2006 and that it will extend its related party loans through the same period. The Keep Well agreement, when extended, will require Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. As all loans from Counsel are currently due within twelve months of June 30, 2005, they have been disclosed as current liabilities.

During the second quarter of 2005, the Company financed its operations primarily through advances from a related party of $2,871 (YTD - $10,211), advances of $4,000 (YTD - $4,000) from AMA pursuant to a secured subordinated loan agreement (the “subordinated loans”) entered into on May 19, 2005 and guaranteed by Counsel, and through the senior secured revolving credit facility. On June 30, 2005, the senior secured lender, Wells Fargo Foothill, Inc. (“Foothill”) assigned its senior secured revolving credit facility to AMA. Subsequent to the assignment, the Company and AMA amended the senior facility to 1) extend its maturity from June 30, 2005 to December 31, 2005, 2) fix the interest expense under the facility at 10%, and 3) modify the borrowing base from accounts receivable ratios to discretionary funding. The borrowing initially established under this $18,000 facility is $5,000, of which $2,944 was drawn at June 30, 2005.

A summary of the Company’s gross outstanding debt is as follows:

	Maturity Date	June 30, 2005	December 31, 2004

Equipment purchase note	March 2007	$116	$138
Equipment purchase note	April 2009	623	667
Senior secured revolving credit facility[1]	December 31, 2005	2,944	4,725
Convertible note	October 14, 2007	3,971	5,003
Subordinated debt[1]	December 31, 2005	4,000	—
Related party notes[2]	April 30, 2006	65,156	52,100
Warrants	October 13, 2009	155	322

Total gross outstanding debt		$76,965	$62,955

[1]
Subject to an accelerated maturity should the proposed transaction not be completed. Assuming the transaction is completed, the Company will not be required to repay this debt, as it will be assumed by AMA as part of the purchase price consideration.

[2]
Includes accrued interest, which is rolled into the principal amounts outstanding. The related party debt is subordinated to the senior secured revolving credit facility, the Laurus Master Fund, Ltd. of New York (“Laurus”) convertible debenture and the subordinated loans from AMA. Additionally, these financial instruments are guaranteed by Counsel through their respective maturities. The current debt arrangements with Laurus and with AMA prohibit the repayment of Counsel debt prior to the repayment or conversion of the Laurus debt and the repayment of the AMA debt.

There is significant doubt about the Company’s ability to obtain additional financing should the proposed disposition of its Telecommunications operations, described in Note 4, not be completed. There is no certainty that the described transaction can occur on a timely basis on described terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 4 - Description of Proposed Transaction

The Company entered into an APA, dated as of May 19, 2005, to sell substantially all of the assets and to transfer certain liabilities of ACC to AMA, an arm’s length Minnesota limited liability company and wholly-owned subsidiary of NCE. NCE is an arm’s length Minnesota-based privately owned holding company, established in 2004, with experience in the telecommunications industry. In addition, the parties executed a Management Services Agreement (“MSA”), Security Agreement, Note, Proxy and Guaranty (all defined and described on the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2005).

On May 16, 2005, Counsel, subject to the completion of this transaction, agreed to extend the maturity dates of all outstanding and future loans, payable by C2 to Counsel, to December 31, 2006 from their current maturity of April 30, 2006. All other terms of the loan agreements remain in full force and effect. On May 16, 2005, Counsel also agreed, also subject to the completion of this transaction, to extend its Keep Well with C2, which was scheduled to expire on June 30, 2005, to December 31, 2006. The Keep Well agreement requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of C2. A copy of the letter documenting the extensions is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2005. On May 19, 2005, in conjunction with the potential sale to AMA, Counsel entered into a loan agreement with NCE, under the terms of which Counsel advanced the sum of $375. Subsequent to June 30, 2005, this amount was increased to $1,000.

Asset Purchase Agreement

On May 19, 2005, C2, with the assistance and guidance of its independent advisors, CIT Capital Securities LLC (“CIT Capital Securities”), completed an evaluation of C2’s future business direction. Based upon its review and consideration of the analysis prepared by management and CIT Capital Securities, the Board of Directors (the “Board”) elected to dispose of C2’s telecommunications business in the asset sale transaction described below.

The evaluation process which led to the disposition decision commenced in June 2004. CIT Capital Securities, along with C2’s management, examined the markets in which the telecommunications business operates to assess potential merger and acquisition opportunities. In this process C2 contacted approximately 100 potential partners. Having assessed various market opportunities, C2 management's negotiations with a number of potential targets, and with C2 management’s recommendation, the Board determined that the proposed transaction was in the best interests of C2’s stockholders.

The Buyer and C2 and ACC entered into the APA to sell substantially all of the assets and to transfer certain liabilities of ACC to the Buyer. The assets included in the asset sale transaction include substantially all of the assets of the telecommunications segment (the “Acquired Assets”) as reported by C2 in its Annual Report on Form 10-K for the year ended December 31, 2004, with a book value as at April 30, 2005 of approximately $19,200. The consideration for the Acquired Assets and operations is the Buyer’s assumption of certain designated liabilities of the telecommunications segment in the aggregate amount of approximately $24,200. This transaction will result in an estimated gain on disposition of $5,000, excluding closing costs. In addition, any funding provided by NCE under the MSA would constitute additional purchase consideration at legal closing. Such amounts are not estimable at this time.

The APA also contains indemnification, non-solicitation and other provisions customary for agreements of this nature.

Closing of the APA is contingent upon the approval of the Federal Communications Commission and various state public utilities commissions and other customary closing conditions. The transaction is expected to close by September 30, 2005. The absence of these approvals at this stage presents transaction risks. Accordingly, the transaction does not meet the conditions of discontinued operations for accounting purposes.

The foregoing is a summary description of the terms of the APA and by its nature is incomplete. It is qualified in its entirety by the text of the APA, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005.

Break-up Fee and Related Agreements

The APA, among other things, contemplates a secured break-up fee in the event of termination or if the parties otherwise fail to close on the transaction contemplated therein. The parties to the APA executed several ancillary agreements relating to the break-up fee provisions of the APA, which agreements are described below:

A. Security Agreement. Under the terms and provisions of a Security Agreement by and between ACC and C2, on the one hand, and the Buyer, on the other hand, dated as of the execution date of the APA (the “Security Agreement”), ACC and C2 granted to the Buyer a security interest in all of C2’s and ACC’s assets and property and certain other assets as set forth in the Security Agreement, including (without limitation):

•
accounts, documents, instruments, investment property, letter-of-credit rights, letters of credit, chattel paper, general intangibles, other rights to payment, deposit accounts, money, patents, patent applications, trademarks, trademark applications, copyrights, copyright applications, trade names, other names, software, payment intangibles, inventory, equipment, and fixtures; accessions, additions and improvements to, replacements of, and substitutions for any of the foregoing; all products and proceeds of any of the foregoing; and

•	books, records and data in any form relating to any of the foregoing.

ACC and C2 granted the security interest in the above-referenced assets to secure the payment and performance of their obligations. ACC’s or C2’s failure to pay their respective obligations when due constitutes an event of default, which, in turn, triggers remedies available to the Buyer under the terms of the Security Agreement and applicable commercial laws. The foregoing is a summary description of the terms of the Security Agreement and by its nature is incomplete. It is qualified in its entirety by the text of such Security Agreement, a copy of which is filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005.

B. Secured Promissory Note. In addition, ACC and C2 executed a Secured Promissory Note (the “Note”) payable to the Buyer in a principal sum equal to (a) any advances made by the Buyer to ACC which were made in connection with any written agreements between the parties, less the amount of any such advances already recovered by the Buyer; plus (b) an amount equal to ACC’s net income from the period beginning on April 30, 2005 and ending on the APA’s termination date; plus (c) an amount equal to 5% of ACC’s net income during the same period. No interest shall accrue on the principal amount of the Note. The foregoing is a summary description of the terms of the Note and by its nature is incomplete. It is qualified in its entirety by the text of the Note, a copy of which is filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005.

C. Irrevocable Proxy. Further, under the terms and provisions of an Irrevocable Proxy (the “Proxy”) by and between Counsel and the Buyer, Counsel agreed to vote all of its security interest in C2 in favor of the asset sale transaction at any meetings of the C2 stockholders called to consider and vote to approve the transaction. As of the date hereof, Counsel beneficially owns 17,517,269 shares, or approximately 92%, of C2’s outstanding stock. The foregoing is a summary description of the terms of the Proxy and by its nature is incomplete. It is qualified in its entirety by the text of such Proxy, a copy of which is filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005.

D. Guaranty. Counsel executed a Guaranty (the “Guaranty”) in favor of the Buyer as security for C2’s and ACC’s obligations under the Note whereby it absolutely and unconditionally guaranteed to the Buyer such payments and performance when due and payable. The foregoing is a summary description of the terms of the Guaranty and by its nature is incomplete. It is qualified in its entirety by the text of such Guaranty, a copy of which is filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005.

Management Services Agreement

On May 19, 2005, the Buyer, on the one hand, and ACC and C2, on the other hand, executed an MSA, wherein the Buyer, on an exclusive basis, agreed to establish and implement operational policies and to provide general management and direction of the day-to-day operations of ACC, subject to reporting duties to the Chief Executive Officer of ACC and its Board.

As its compensation for management services under the MSA, the Buyer shall be entitled to a fee equal to ACC’s net income during the period the MSA is in effect, plus 5% of such net income. Further, the Buyer has agreed to provide, from time to time, funds to ACC to fund its continued operations. In the event that ACC’s net income is not sufficient to entitle the Buyer to a management fee under the MSA, then the Buyer shall not be entitled to any reimbursement from ACC for funds it may have advanced to ACC or its creditors and such advances instead shall be considered non-reimbursable expenses incurred by the Buyer in the performance of its duties under the MSA (other than the break-up fee described above). Further, any reimbursement by ACC to the Buyer for such funds paid over to ACC shall not exceed the amount of the net income. The term of the MSA is from May 19, 2005 to the earlier of: (i) the APA closing date, or (ii) the termination of the APA.

North Central Equity has agreed to fund the operations of the business, subject to the terms of the MSA, during the period of the MSA on the condition that the transaction is completed no later than September 30, 2005. Any funding, including amounts payable under the MSA, evidenced in the Note, would constitute additional purchase consideration at legal closing.

The foregoing is a summary description of the terms of the MSA and by its nature is incomplete. It is qualified in its entirety by the text of the MSA, a copy of which is filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005.

Note 5 - Composition of Certain Financial Statements Captions

     Furniture, fixtures, equipment and software consisted of the following:

June 30, 2005
	Cost	Accumulated depreciation	Net

Telecommunications equipment	$14,323	$(13,629)	$694
Furniture, fixtures and office equipment	563	(359)	204
Computer equipment	3,570	(3,193)	377
Building and leasehold improvements	277	(222)	55
Software and information systems	2,182	(1,328)	854
Total furniture, fixtures, equipment and software	$20,915	$(18,731)	$2,184

December 31, 2004
	Cost	Accumulated depreciation	Net

Telecommunications equipment	$14,508	$(12,435)	$2,073
Furniture, fixtures and office equipment	564	(317)	247
Computer equipment	3,580	(2,979)	601
Building and leasehold improvements	272	(199)	73
Software and information systems	2,155	(997)	1,158
Total furniture, fixtures, equipment and software	$21,079	$(16,927)	$4,152

     Included in telecommunications network equipment is $9,752 in assets acquired under capital leases at both June 30, 2005 and December 31, 2004. Accumulated amortization on these leased assets was $9,747 and $8,757 at June 30, 2005 and December 31, 2004, respectively. At the expiration of the lease terms in the third quarter of 2005, the Company has the option to purchase the equipment for a cash purchase price equal to the equipment’s fair value, plus an amount equal to all taxes, costs and expenses incurred or paid by the lessor in connection with the sale.

     Intangible assets consisted of the following:

	June 30, 2005
	Amortization		Accumulated
	Period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	$(1,205)	$801
Agent relationships	30 months	1,479	(1,299)	180
Agent contracts	12 months	242	(242)	—
Patent rights	60 months	100	(30)	70

Goodwill		1,120	—	1,120
Total intangible assets and goodwill		$4,947	$(2,776)	$2,171

	December 31, 2004
	Amortization		Accumulated
	Period	Cost	amortization	Net
Intangible assets subject to amortization:
Customer contracts and relationships	12 - 60 months	$2,006	$(1,042)	$964
Agent relationships	30 months	1,479	(1,119)	360
Agent contracts	12 months	242	(242)	—
Patent rights	60 months	100	(20)	80

Goodwill		1,120	—	1,120
Total intangible assets and goodwill		$4,947	$(2,423)	$2,524

     Amortization expense for the three months ended June 30, 2005 and 2004 was $177 and $366, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 was $353 and $718, respectively.

     Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2005	2004

Regulatory and legal fees	$9,310	$9,983
Accounts payable	5,778	8,737
Telecommunications and related accruals	3,154	2,658
Payroll and benefits	930	1,436
Billing and collection fees	915	867
Agent commissions	473	585
Other	2,359	3,043

Total accounts payable and accrued liabilities	$22,919	$27,309

We have revised our estimates of certain property tax accruals in the second quarter of 2005, by recording a reduction of $321. These estimates were established in 2003 and 2004 by a charge to selling, general and administrative expense.

Note 6 - Investments

The Company’s investments as of June 30, 2005 consist of a convertible preferred stock holding in AccessLine Communications Corporation, a privately-held corporation. This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services revenues) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100. The fair value of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee and other investee specific information.

Prior to June 21, 2004, the Company held an investment in the common stock of Buyers United Inc. (“BUI”), which investment was acquired as consideration received related to the sale of the operations of ILC, see Note 10). At the time of the sale of the ILC business, the purchase price consideration paid by BUI was in the form of convertible preferred stock, with additional shares of preferred stock received subsequently based on contingent earn out provisions in the purchase agreement. In addition, common stock dividends were earned on the preferred stock holding. On March 16, 2004, the Company converted its preferred stock into 1,500,000 shares of BUI common stock, and sold 750,000 shares at $2.30 per share in a private placement transaction. This sale resulted in a gain of approximately $565, which is included in interest and other income in the three months ended March 31, 2004 and was based on specific identification of the securities sold and their related cost basis. Through several open market transactions during the three months ended June 30, 2004, the Company sold the remaining 808,546 of these shares, resulting in a gain of approximately $811.

Note 7 - Discontinued Product

     During the six months ended June 30, 2005 and 2004, the Company recognized $0 and $6,553, respectively, as non-recurring revenue from prior-year sales of a network service offering, as prior period cash collections were finalized. The Company, through its Telecommunications segment (see Note 15 of these unaudited condensed consolidated statements for further discussion of the Company’s segments), began to sell a network service offering in November 2002. The Company ceased selling this network service offering in July 2003. Revenues for the Company’s network service offering were accounted for using the unencumbered cash receipt method. The Company determined that collectibility of the amounts billed to customers was not reasonably assured at the time of billing. Under its agreements with the LECs, cash collections remitted to the Company are subject to adjustment, generally over several months. Accordingly, the Company recognizes revenue when the actual cash collections to be retained by the Company are finalized and unencumbered. There was no further billing of customers for the network service offering subsequent to the program’s termination.

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

Note 8 - Discharge of Obligation

     During the six months ended June 30, 2004, the Company was discharged of an obligation totaling $767 owed to a consortium of owners of a certain telecommunications asset, to which the Company previously held an indefeasible right of usage. The discharge of the obligation is included in interest and other income in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2004. There were no similar transactions during the first six months of 2005.

Note 9 - Carrier Disputes and Commitments

During the six months ended June 30, 2005, the Company settled disputes with carriers in the normal course of business resulting in the reversal of estimates from 2004 being recorded as a reduction of telecommunications expense in the three months ended June 30, 2005 and the six months ended June 30, 2005 of $172. During the six months ended May 31, 2005, the Company failed to meet purchase commitments with a carrier, which resulted in additional costs of $187. These have been recorded in telecommunications network expense for the three and six months ended June 30, 2005. There were no similar additions to telecommunications network expense during the first six months of 2004. At June 30, 2005, the Company has minimum purchase commitments of $6,000 between June 2005 and November 2005. Failure to achieve these commitments will result in a penalty of $187. At June 30, 2005, $31 has been recorded in telecommunications network expense relating to the expected shortfall in purchases during the contract period.

Note 10 - Discontinued Operations

On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to BUI. The sale included the physical assets required to operate C2’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use C2’s proprietary software platform. The sale closed on May 1, 2003 and provided for a post closing cash settlement between the parties. The sale price consisted of 300,000 shares of Series B convertible preferred stock (8% dividend) of BUI, subject to adjustment in certain circumstances, of which 75,000 shares were subject to an earn-out provision. The earn-out took place on a monthly basis over a fourteen-month period which began January 2003. The Company recognized the value of the earn-out shares as additional sales proceeds when earned. During the year ending December 31, 2003, 64,286 shares of the contingent consideration were earned and were included as a component of gain (loss) from discontinued operations. The fair value of the 225,000 shares (non-contingent consideration to be received) of BUI convertible preferred stock was determined to be $1,350 as of December 31, 2002. As of December 31, 2003, the combined fair value of the original shares (225,000) and the shares earned from the contingent consideration (64,286 shares) was determined to be $1,916. The value of the shares earned from the contingent consideration was included in the calculation of gain from discontinued operations for the year ended December 31, 2003. As additional contingent consideration was earned, it was recorded as a gain from discontinued operations. In the first quarter of 2004, the Company recorded a gain from discontinued operations of $104. This gain was due to the receipt in January 2004 of the remaining 10,714 shares of common stock as contingent consideration, which is recorded as additional gain from discontinued operations.

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

There were no gains or losses from discontinued operations in the first six months of 2005.

Note 11 - Income Taxes

     The Company recognized no income tax benefit from the losses generated in the six months ended June 30, 2005 and 2004 because of the uncertainty surrounding the realization of the related deferred tax asset. Pursuant to Section 382 of the Internal Revenue Code, annual usage of the Company’s net operating loss carryforwards is currently limited to approximately $6,700 per annum until 2008 and thereafter $1,700 per annum as a result of previous cumulative changes of ownership resulting in a change of control of the Company. Assuming the completion of the transaction discussed in Note 4 of these condensed consolidated financial statements, the annual usage of the Company’s net operating loss carryforwards will be limited to approximately $2,500 per annum until 2008 and thereafter $1,700 per annum. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years. Restrictions in net operating loss carry forwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions likely have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel. There is no certainty that the application of these rules may not reoccur resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions or reductions in net operating loss carryforwards may occur through future merger, acquisition and/or disposition transactions. Any such additional limitations could require the Company to pay income taxes in the future and record an income tax expense to the extent of such liability.

Note 12 - Related Party Transactions

     During the six months ended June 30, 2005, Counsel advanced $10,211 and converted $2,845 of interest payable to principal. All loans from Counsel mature on April 30, 2006 and accrue interest at rates ranging from 9% to 10%, with interest compounding quarterly. Some of the loans are subject to an accelerated maturity in certain circumstances. At June 30, 2005, no events resulting in accelerated maturity had occurred. Additionally, on June 30, 2005, Counsel’s Keep Well agreement with the Company expired. Counsel has agreed, subject to the completion of the disposition of the Telecommunications operations, that it will extend its Keep Well agreement through December 31, 2006 and that it will extend its related party loans through the same period. See Note 4 of these financial statements for more details. The Keep Well agreement would require Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements.

     Allan Silber, the Chief Executive Officer (“CEO”) of C2 is an employee of Counsel. As CEO of C2, until June 30, 2005 he was entitled to an annual salary of $275 and a discretionary bonus of up to 100% of the base salary. Effective July 1, 2005, to reflect the reduced complexity of C2’s business following the expected disposition of the Telecommunications operations, discussed in Note 4, his compensation was reduced to a base salary of $138, plus a discretionary bonus of 100% of the base salary. Such compensation is expensed and paid by C2.

On December 31, 2004, the Company entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided by Counsel personnel (excluding Allan Silber, Counsel’s Chairman, President and Chief Executive Officer and the Company’s Chairman and Chief Executive Officer) to the Company for the calendar years of 2004 and 2005. The basis for such services charged is an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. The cost of such services was $280 for the year ended December 31, 2004. Services for 2005 are being determined on the same basis. For each fiscal quarter, Counsel will provide the details of the charge for services by individual, including respective compensation and their time allocated to the Company. For the first six months of 2005, the cost was $226. In accordance with the senior secured revolving credit facility and Laurus agreements, amounts owing to Counsel cannot be repaid while amounts remain owing to the senior lender and Laurus. The foregoing fees for 2004 and 2005 are due and payable within 30 days following the respective year ends, subject to applicable restrictions. Any unpaid fee amounts will bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. The Agreement does not guarantee the personal services of any specific individual at the Company throughout the term of the agreement and the Company will have to enter into a separate personal services arrangement with such individual should their specific services be required. During the first six months of 2005, the Company did not enter into any such agreements.

Note 13 - Commitments and Contingencies

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

C2 and several of C2’s current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

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

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 - 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment. In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of our common stock. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on a individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described above. On March 7, 2005, the dissenting shareholders appealed the decision of the District Court judge to the Fourth District Court of Appeals for the State of Florida, which denied the appeal on June 21, 2005. When the declaratory judgment matter resumes, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 14 - Agent Warrant Program

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

     As of June 30, 2005, 650,000 warrants have been issued under the Agent Warrant Program, at an exercise price of $3.50. The warrants issued under the plan are accounted for under the provisions of the FASB’s Emerging Issue Task Force’s (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Accordingly, the Company will recognize an expense associated with these warrants over the vesting period based on the then current fair market value of the warrants calculated at each reporting period. At such time as the vesting for any warrants begins, the expense will be included in selling, general and administrative expense. No expense has been recognized in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2005.

Note 15 - Segment Reporting

The Company’s reportable segments are as follows:

•
Telecommunications - This segment offers a dial around telecommunications product, a 1+ product and a local dial tone bundled offering through MLM, commercial agents and telemarketing channels. This segment also offers voice and data solutions to business customers through an in-house sales force.

•	Technologies - The Company licenses VoIP technology and intellectual property to third party users.

There are no material inter-segment revenues. The Company’s business is conducted principally in the U.S.; foreign operations are not significant. The table below presents information about net loss and segment assets used by the Company as of and for the three and six months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30, 2005
	Reportable Segments
	Telecommunications	Technologies	Total

Revenues from external customers	$21,240	$—	$21,240
Other income	4	—	4
Interest expense	531	384	915
Depreciation and amortization expense	1,063	9	1,072
Segment loss from continuing operations	(2,628)	(716)	(3,344)
Other significant non-cash items:
Provision for doubtful accounts	609	—	609
Expenditures for long-lived assets	(28)	(20)	(48)
Segment assets	17,875	1,213	19,088

	For the Three Months Ended June 30, 2004
	Reportable Segments
	Telecommunications	Technologies	Total

Revenues from external customers	$26,419	$90	$26,509
Other income	2	—	2
Interest expense	778	352	1,130
Depreciation and amortization expense	1,648	5	1,653
Segment income (loss) from continuing operations	(6,597)	(838)	(7,435)
Other significant non-cash items:
Provision for doubtful accounts	1,740	—	1,740
Expenditures for long-lived assets	226	—	226
Segment assets	28,886	1,236	30,122

	For the Six Months Ended June 30, 2005
	Reportable Segments
	Telecommunications	Technologies	Total

Revenues from external customers	$43,493	$—	$43,493
Other income	31	—	31
Interest expense	1,067	760	1,827
Depreciation and amortization expense	2,362	18	2,380
Segment loss from continuing operations	(6,963)	(1,411)	(8,374)
Other significant non-cash items:
Provision for doubtful accounts	1,664	—	1,664
Expenditures for long-lived assets	46	—	46
Segment assets	17,875	1,213	19,088

	For the Six Months Ended June 30, 2004
	Reportable Segments
	Telecommunications	Technologies	Total

Revenues from external customers	$61,142	$540	$61,682
Other income	769	—	769
Interest expense	1,479	696	2,175
Depreciation and amortization expense	3,347	10	3,357
Segment income (loss) from continuing operations	(5,355)	(1,103)	(6,458)
Other significant non-cash items:
Provision for doubtful accounts	2,967	—	2,967
Expenditures for long-lived assets	393	—	393
Segment assets	28,886	1,236	30,122

The following table reconciles reportable segment information to the condensed consolidated  financial statements of the Company:

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004

Total interest and other income for reportable segments	$4	$2	$31	$769
Unallocated other income from corporate accounts	1	810	1	1,420
	$5	$812	$32	$2,189

Total interest expense for reportable segments	$915	$1,130	$1,827	$2,175
Unallocated interest expense from related party debt	3,078	1,310	5,189	3,785
Other unallocated interest expense from corporate debt	47	49	191	62
	$4,040	$2,489	$7,207	$6,022

Total depreciation and amortization for reportable segments	$1,072	$1,653	$2,380	$3,357
Other unallocated depreciation from corporate assets	—	—	—	—
	$1,072	$1,653	$2,380	$3,357

Total segment income (loss)	$(3,344)	$(7,435)	$(8,374)	$(6,458)
Unallocated non-cash amounts in consolidated net loss: Amortization of discount on notes payable	(1,893)	(667)	(3,079)	(2,552)
Other income (primarily gain on sale of investment)	—	810	—	1,420
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(2,871)	(924)	(4,763)	(1,937)
Net loss from continuing operations	$(8,108)	$(8,216)	$(16,216)	$(9,527)

Expenditures for segment long-lived assets	$(48)	$226	$46	$393
Other unallocated expenditures for corporate assets	—	—	—	—
	$(48)	$226	$46	$393

Segment assets	$19,088	$30,122	$19,088	$30,122
Intangible assets not allocated to segments	173	173	173	173
Other assets not allocated to segments*	194	5	194	5
	$19,455	$30,300	$19,455	$30,300

*
Other assets not allocated to segments are corporate assets, and for 2004, assets associated with segments reported in previous periods which are no longer classified as reportable segments, primarily assets of and related to the discontinued operations of ILC (former telecommunications services segment).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Recent Developments

The Company was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” which was changed to “I-Link Incorporated” in 1997 and to “Acceris Communications Inc.” in 2003. In August 2005, subsequent to the receipt of shareholder approval of the proposed name change at the 2005 Annual Shareholder Meeting held on August 5, 2005, the Company amended its Amended and Restated Articles of Incorporation to effect the name change from “Acceris Communications Inc.” to “C2 Global Technologies Inc.” The new name reflects a change in the strategic direction of the Company in light of the anticipated disposition of its Telecommunications business, as discussed below.

We currently operate two distinct but related businesses: a Voice over Internet Protocol (“VoIP”) technologies business (“Technologies”) and a telecommunications business (“Telecommunications”).

Our Technologies business offers a proven network convergence solution for voice and data in VoIP communications technology and includes a portfolio of communications patents. Included in this portfolio are two foundational patents in VoIP - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”). This segment of our business is primarily focused on licensing our technology, supported by our patents, to carriers and equipment manufacturers and suppliers in the internet protocol (“IP”) telephony market. Following the anticipated sale of the Telecommunications assets (discussed in detail below), this business segment will constitute the primary business of the Company.

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

In 2002, the U.S. Patent and Trademark Office issued a patent (No. 6,438,124, the “C2 Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP Services market. In simple terms, the C2 Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance in between them, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or Voice Engines (VoIP Gateways). These local Internet Voice Engines provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and as such, can lead to reduced toll charges. In conjunction with the issuance of our core foundational C2 Patent, we disposed of our domestic U.S. VoIP network in a transaction with Buyers United, Inc. (“BUI”), which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. As part of the sale, we retained all of our intellectual and property rights and patents.

In 2003, we added to our VoIP Patent Portfolio when we acquired U.S. Patent No. 6,243,373 (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The VoIP Patent, together with the existing C2 Patent and its related international patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enables VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing C2’s patented technology. We intend to aggressively pursue recognition in the marketplace of our intellectual property via a focused licensing program. The comprehensive nature of the VoIP Patent, which is titled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”, is summarized in the patent’s abstract, which describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.” In conjunction with the patent acquisition, we also agreed to give up 35% of the net residual rights to our VoIP Patent Portfolio.

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

Together, these patented technologies have been successfully deployed and commercially proven in a nationwide IP network and in C2’s unified messaging service, Application Program Interface (“API”) and software licensing businesses. The Company is using the technology supported by its VoIP patents in its business and is also engaged in licensing discussions with third parties domestically and internationally. We plan to enforce our patents, including retaining outside counsel, on a contingent basis, to realize value from our intellectual property by offering licenses to service providers, equipment companies and end-users who are deploying VoIP networks for phone-to-phone communications.

Our Telecommunications business, which generated substantially all of our revenue in 2004 and the first six months of 2005, is a broad-based communications segment servicing residential, small- and medium-sized businesses, and corporate accounts in the United States. We provide a range of products, including local dial tone, domestic and international long distance voice services and fully managed, integrated data and enhanced services, to residential and commercial customers through a network of independent agents, telemarketing and our direct sales force. We are a U.S. facilities-based carrier with points of presence in 30 major U.S. cities. Our voice capabilities include nationwide Feature Group D (“FGD”) access. Our data network consists of 17 Nortel Passports that have recently been upgraded to support multi-protocol label switching (“MPLS”). Additionally, we have relationships with multiple tier I and tier II providers in the U.S. and abroad which afford us the opportunity for least cost routing on telecommunications services to our clients.

Our markets are characterized by the presence of numerous competitors which are of significant size relative to the Company, while many others are similar or smaller in size. We are a price taker in the markets in which we operate, and are affected by the global price compression brought on by technology advancements and deregulation in the telecommunications industry both domestically and internationally. To manage the effects of price compression, the Company endeavors to work with suppliers to reduce telecommunications costs and to regularly optimize its U.S. based network to reduce its fixed costs of operations, while working to integrate the back office functions of the business.

Asset Sale Transaction

The Company entered into an Asset Purchase Agreement (“APA”), dated as of May 19, 2005, to sell substantially all of the assets and to transfer certain liabilities of ACC to Acceris Management and Acquisition LLC, an arm’s length Minnesota limited liability company and wholly-owned subsidiary of North Central Equity LLC (“NCE” or the “Buyer”) (NCE and Buyer are collectively described as “North Central Equity”). NCE is an arm’s length Minnesota-based privately owned holding company, established in 2004, with experience in the telecommunications industry. In addition, the parties executed a Management Services Agreement, Security Agreement, Note, Proxy and Guaranty (all defined and described on the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2005).

On May 16, 2005, Counsel, subject to the disposition of the Telecommunications business, agreed to extend the maturity dates of all outstanding and future loans, payable by C2 to Counsel, to December 31, 2006 from their current maturity of April 30, 2006. All other terms of the loan agreements remain in full force and effect. On May 16, 2005, Counsel also agreed, also subject to the disposition of the Telecommunications business, to extend its Keep Well agreement (the “Keep Well”) with C2, which was scheduled to expire on June 30, 2005, to December 31, 2006. The Keep Well requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of C2. A copy of the letter documenting the extensions is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2005 and is incorporated by reference herein.  On May 19, 2005, in conjunction with the potential sale to AMA, Counsel entered into a loan agreement with NCE, under the terms of which Counsel advanced the sum of $375. Subsequent to June 30, 2005, this amount was increased to $1,000.

Asset Purchase Agreement

On May 19, 2005, C2, with the assistance and guidance of its independent advisors, CIT Capital Securities LLC (“CIT Capital Securities”), completed an evaluation of C2’s future business direction. Based upon its review and consideration of the analysis prepared by management and CIT Capital Securities, the Board of Directors (the “Board”) elected to dispose of C2’s telecommunications business in the asset sale transaction described below.

The evaluation process which led to the disposition decision commenced in June 2004. CIT Capital Securities, along with C2’s management, examined the markets in which the telecommunications business operates to assess potential merger and acquisition opportunities. In this process C2 contacted approximately 100 potential partners. Having assessed various market opportunities, C2 management's negotiations with a number of potential targets, and with C2 management’s recommendation, the Board determined that the proposed transaction was in the best interests of C2’s stockholders.

The Buyer and C2 and ACC entered into the APA to sell substantially all of the assets and to transfer certain liabilities of ACC to the Buyer. The assets included in the asset sale transaction include substantially all of the assets of the telecommunications segment (the “Acquired Assets”) as reported by C2 in its Annual Report on Form 10-K for the year ended December 31, 2004, with a book value as at April 30, 2005 of approximately $19,200. The consideration for the Acquired Assets and operations is the Buyer’s assumption of certain designated liabilities of the telecommunications segment in the aggregate amount of approximately $24,200. This transaction will result in an estimated gain on disposition of approximately $5,000, excluding closing costs. In addition, any funding provided by NCE under the MSA would constitute additional purchase consideration at legal closing. Such amounts are not estimable at this time.

The APA also contains indemnification, non-solicitation and other provisions customary for agreements of this nature.

On August 5, 2005, the Company held the Annual Shareholder Meeting. At this meeting, the Company’s shareholders approved the terms and provisions of the asset sale transaction. Closing of the APA was contingent upon receipt of the shareholder approval and remains contingent upon the receipt of approval of the Federal Communications Commission (the “FCC”) and various state public utilities commissions and other customary closing conditions. The transaction is expected to close by September 30, 2005. The absence of these approvals at this stage presents transaction risks. Accordingly, the transaction does not meet the conditions of discontinued operations for accounting purposes.

The foregoing is a summary description of the terms of the APA and by its nature is incomplete. It is qualified in its entirety by the text of the APA, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005 and is incorporated by reference herein.

Break-up Fee and Related Agreements

The APA, among other things, contemplates a secured break-up fee in the event of termination or if the parties otherwise fail to close on the transaction contemplated therein. The parties to the APA executed several ancillary agreements relating to the break-up fee provisions of the APA, which agreements are described below:

A. Security Agreement. Under the terms and provisions of a Security Agreement by and between ACC and C2, on the one hand, and the Buyer, on the other hand, dated as of the execution date of the APA (the “Security Agreement”), ACC and C2 granted to the Buyer a security interest in all of C2’s and ACC’s assets and property and certain other assets as set forth in the Security Agreement, including (without limitation):

•
accounts, documents, instruments, investment property, letter-of-credit rights, letters of credit, chattel paper, general intangibles, other rights to payment, deposit accounts, money, patents, patent applications, trademarks, trademark applications, copyrights, copyright applications, trade names, other names, software, payment intangibles, inventory, equipment, and fixtures; accessions, additions and improvements to, replacements of, and substitutions for any of the foregoing; all products and proceeds of any of the foregoing; and

•	books, records and data in any form relating to any of the foregoing.

ACC and C2 granted the security interest in the above-referenced assets to secure the payment and performance of their obligations. ACC’s or C2’s failure to pay their respective obligations when due constitutes an event of default, which, in turn, triggers remedies available to the Buyer under the terms of the Security Agreement and applicable commercial laws. The foregoing is a summary description of the terms of the Security Agreement and by its nature is incomplete. It is qualified in its entirety by the text of such Security Agreement, a copy of which is filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005 and is incorporated by reference herein.

B. Secured Promissory Note. In addition, ACC and C2 executed a Secured Promissory Note (the “Note”) payable to the Buyer in a principal sum equal to (a) any advances made by the Buyer to ACC which were made in connection with any written agreements between the parties, less the amount of any such advances already recovered by the Buyer; plus (b) an amount equal to ACC’s net income from the period beginning on April 30, 2005 and ending on the APA’s termination date; plus (c) an amount equal to 5% of ACC’s net income during the same period. No interest shall accrue on the principal amount of the Note. The foregoing is a summary description of the terms of the Note and by its nature is incomplete. It is qualified in its entirety by the text of the Note, a copy of which is filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005 and is incorporated by reference herein.

C. Irrevocable Proxy. Further, under the terms and provisions of an Irrevocable Proxy (the “Proxy”) by and between Counsel and the Buyer, Counsel agreed to vote all of its security interest in C2 in favor of the asset sale transaction at any meetings of the C2 stockholders called to consider and vote to approve the transaction. As of the date hereof, Counsel beneficially owns 17,517,269 shares, or approximately 92%, of C2’s outstanding stock. The foregoing is a summary description of the terms of the Proxy and by its nature is incomplete. It is qualified in its entirety by the text of such Proxy, a copy of which is filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005 and is incorporated by reference herein.

D. Guaranty. Counsel executed a Guaranty (the “Guaranty”) in favor of the Buyer as security for C2’s and ACC’s obligations under the Note whereby it absolutely and unconditionally guaranteed to the Buyer such payments and performance when due and payable. The foregoing is a summary description of the terms of the Guaranty and by its nature is incomplete. It is qualified in its entirety by the text of such Guaranty, a copy of which is filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005 and is incorporated by reference herein.

Management Services Agreement

On May 19, 2005, the Buyer, on the one hand, and ACC and C2, on the other hand, executed a Management Services Agreement (the “MSA”), wherein the Buyer, on an exclusive basis, agreed to establish and implement operational policies and to provide general management and direction of the day-to-day operations of ACC, subject to reporting duties to the Chief Executive Officer of ACC and its Board.

As its compensation for management services under the MSA, the Buyer shall be entitled to a fee equal to ACC’s net income during the period the MSA is in effect, plus 5% of such net income. Further, the Buyer has agreed to provide, from time to time, funds to ACC to fund its continued operations. In the event that ACC’s net income is not sufficient to entitle the Buyer to a management fee under the MSA, then the Buyer shall not be entitled to any reimbursement from ACC for funds it may have advanced to ACC or its creditors and such advances instead shall be considered non-reimbursable expenses incurred by the Buyer in the performance of its duties under the MSA (other than the break-up fee described above). Further, any reimbursement by ACC to the Buyer for such funds paid over to ACC shall not exceed the amount of the net income. The term of the MSA is from May 19, 2005 to the earlier of: (i) the APA closing date, or (ii) the termination of the APA.

North Central Equity has agreed to fund the operations of the business, subject to the terms of the MSA, during the period of the MSA on the condition that the transaction is completed no later than September 30, 2005. Any funding, including amounts payable under the MSA, evidenced in the Note, would constitute additional purchase consideration at legal closing.

The foregoing is a summary description of the terms of the MSA and by its nature is incomplete. It is qualified in its entirety by the text of the MSA, a copy of which is filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2005 and is incorporated by reference herein.

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

The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have been driving this change include:

•	entry of new competitors and investment of substantial capital in existing and new services, resulting in significant price competition

•	technological advances resulting in a proliferation of new services and products and rapid increases in network capacity

•	The Telecommunications Act of 1996, as amended (“1996 Act”); and

•	growing deregulation of communications services markets in the United States and in selected countries around the world

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

Government Regulation

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

Risk Factors

     Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors, which are more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC, include, without limitation:

1)	Our ability to complete the disposition of the telecommunications operations, described in Note 4 to the condensed consolidated financial statements.

2)	Our ability to license our Intellectual property in the area of VoIP;

3)	Adoption of new, or changes in, accounting principles;

4)	Other risks referenced from time to time in our filings with the SEC and the FCC.

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

     The critical accounting estimates used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. To aid in the understanding of our financial reporting, a summary of significant accounting policies are described in Note 2 of the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Contractual Obligations

        The following table summarizes the amounts of payments due under specified contractual obligations as of June 30, 2005:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years

Long-Term Debt Obligations, excluding interest	$70,348	$2,243	$155	$—
Capital Lease Obligations	$487	$—	$—	$—
Operating Lease Obligations	$1,904	$1,303	$158	$—
Purchase Obligations	$6,000	$—	$—	$—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	$—	$—	$—	$—
Total	$78,739	$3,546	$313	$—

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, at June 30, 2005 we had a stockholders’ deficit of $77,442 (December 31, 2004 - $61,965) and negative working capital of $81,419 (December 31, 2004 - $21,352).

On May 19, 2005, the Company entered into an APA, to dispose of its Telecommunications operations, with AMA, an unrelated third party. This transaction is more fully described in Note 4 of the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and remains subject to regulatory approval and other conditions customary to this type of transaction. This transaction was approved by the Company’s shareholders on August 5, 2005 and by the Company’s senior lender on June 30, 2005. Prior to the closing of this proposed transaction, among other things, the Company will need to obtain a release of the subordinated security interest in the Company’s assets which are expected to be disposed of. This may require the Company to repay amounts owing under that debt arrangement. On May 19, 2005, in conjunction with the potential sale to AMA, Counsel entered into a loan agreement with NCE, under the terms of which Counsel advanced the sum of $375. Subsequent to June 30, 2005, this amount was increased to $1,000.

Additionally, on June 30, 2005, Counsel’s Keep Well agreement with the Company expired. Counsel has agreed, subject to the completion of the disposition of the Telecommunications operations, that it will extend its Keep Well agreement through December 31, 2006 and that it will extend its related party loans through the same period. The Keep Well agreement, when extended, will require Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. As all loans from Counsel are currently due within twelve months of June 30, 2005, they have been disclosed as current liabilities.

During the second quarter of 2005, the Company financed its operations primarily through advances from a related party of $2,871 (YTD - $10,211), advances of $4,000 (YTD - $4,000) from AMA pursuant to a secured subordinated loan agreement (the “subordinated loans”) entered into on May 19, 2005 and guaranteed by Counsel, and through the senior secured revolving credit facility. On June 30, 2005, the senior secured lender, Wells Fargo Foothill, Inc. (“Foothill”) assigned its senior secured revolving credit facility to AMA. Under the terms and provisions of the assignment, Foothill sold to AMA the Foothill Agreement (as defined below) along with all security interests related thereto together with certain other documents and agreements referred therein and all rights related thereto. The Company and ACI are co-borrowers under and pursuant to the terms of the Loan and Security Agreement dated as of December 10, 2001 and certain amendments thereto dated as of March 6, 2002, June 11, 2002, July 31, 2003, October 14, 2003, April 13, 2004, July 15, 2004, July 15, 2004, October 14, 2004, and February 9, 2005 (collectively with the foregoing amendments, the “Foothill Agreement”) by and among Foothill, the Company and ACI. Pursuant to the terms of the Foothill Agreement, ACI and ACC have granted Foothill a security interest in substantially all of the Company’s and ACI’s assets. Following the assignment, the senior lending facility was amended as follows:

•	the maturity date has been extended from June 30, 2005 to December 31, 2005. No fees were incurred to extend the senior lending facility.

•	a provision has been added to cause acceleration of the senior lending facility’s maturity should the APA and MSA terminate

•	the interest rate has been fixed at 10% per annum, as compared to the previous floating interest rate of prime rate plus 1.75% with an interest rate floor of 6%

•	the maximum borrowing available under the $18 million senior lending facility is $5 million. At assignment, approximately $3 million was outstanding under the senior lending facility

•	advances under the senior lending facility will be made at the sole discretion of AMA as compared to the various advance rates that were previously in effect.

  In addition, Foothill has consented to the disposition of substantially all of the assets of ACC. As a result of the foregoing assignment, AMA has become the Company’s senior lender under the terms and provisions of the Foothill Loan Documents. The Company and ACC, among other parties, also executed certain Confirmation Agreements in favor of AMA, in which agreements they confirm that AMA will be deemed the Company’s senior lender. The borrowing initially established under this $18,000 facility is $5,000, of which $2,944 was drawn at June 30, 2005.

A summary of the Company’s gross outstanding debt is as follows:

	Maturity Date	June 30, 2005	December 31, 2004

Equipment purchase note	March 2007	$116	$138
Equipment purchase note	April 2009	623	667
Senior secured revolving credit facility[1]	December 31, 2005	2,944	4,725
Convertible note	October 14, 2007	3,971	5,003
Subordinated debt[1]	December 31, 2005	4,000	—
Related party notes[2]	April 30, 2006	65,156	52,100
Warrants	October 13, 2009	155	322
Total gross outstanding debt		$76,965	$62,955

[1]
Subject to an accelerated maturity should the proposed transaction not be completed. Assuming the transaction is completed, the Company will not be required to repay this debt, as it will be assumed by AMA as part of the purchase price consideration.

[2]
Includes accrued interest, which is rolled into the principal amounts outstanding. The related party debt is subordinated to the senior secured revolving credit facility, the Laurus Master Fund, Ltd. of New York (“Laurus”) convertible debenture and the subordinated loans from AMA. Additionally, these financial instruments are guaranteed by Counsel through their respective maturities. The current debt arrangements with Laurus and with AMA prohibit the repayment of Counsel debt prior to the repayment or conversion of the Laurus debt and the repayment of the AMA debt.

There is significant doubt about the Company’s ability to obtain additional financing should the proposed disposition of its Telecommunications operations, described in Note 4 of the condensed consolidated financial statements included in Item 1 of this report, not be completed. There is no certainty that the described transaction can occur on a timely basis on described terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Position

     Cash and cash equivalents as of June 30, 2005 were $590 compared to $458 at December 31, 2004.

     Our working capital deficit increased $60,067 to $81,419 as of June 30, 2005, from $21,352 as of December 31, 2004. The increase is primarily due to the reclassification of related party debt from long-term to current. As of June 30, 2005, this amount is $61,437. Additionally, new third party debt of $4,000, owing to AMA and discussed in more detail in Note 4 of the condensed consolidated financial statements included in Item 1 of this report, was entered into during the second quarter.

Cash flows from operating activities

     Cash used in operating activities (excluding non-cash working capital and the senior secured revolving credit facility) during the six months ended June 30, 2005 was $6,248, as compared to cash used of $738 during the same period in 2004. Net cash used in operating activities during the six months ended June 30, 2005 was $10,200, as compared to $4,852 during the same period in 2004. The net increase in cash used in 2005 was primarily due to a $6,793 increase in net loss to $16,216 for the first six months of 2005 from a net loss of $9,423 for the same period in 2004, and to a reduction in accounts payable and accrued liabilities of $4,390. Included in revenue for the six months ended June 30, 2004 was $6,553 in revenue from a discontinued network service offering. There were no similar revenues during the first six months of 2005. Unearned revenue relating to this offering was $161 at June 30, 2004 and $0 at June 30, 2005. See Note 7 of the unaudited condensed consolidated financial statements included in Item 1 of this report on Form 10-Q for further discussion of the network service offering.

Cash flows from investing activities

     Net cash used by investing activities during the six months ended June 30, 2005 was $46, as compared to net cash provided of $3,189 for the same period in 2004. The net cash used in 2005 related to equipment purchases. In the first three months of 2004, net cash provided by investing activities related to $3,582 in proceeds received from the sale of common stock in BUI, offset by the purchase of equipment in the amount of $393. There were no similar sales of investments in the first six months of 2005.

Cash flows from financing activities

     Financing activities provided net cash of $10,378 during the six months ended June 30, 2005, as compared to $1,987 for the same period in 2004. The increase of $8,391 from 2004 to 2005 is due primarily to the following transactions: Counsel funded the Company $10,211 during the first six months of 2005, as compared to funding $9,439 during the same period in 2004. During the second quarter of 2005, the Company entered into a subordinated loan agreement with AMA, pursuant to which $4,000 was drawn as of June 30, 2005. Net repayments under the Company’s senior secured revolving credit facility were $1,781 during the first six months of 2005, as compared to $4,973 during the same period in 2004. The Company also made lease and note payable payments of $2,052 during the first six months of 2005, as compared to $2,494 during the same period in 2004.

Supplemental Statistical and Financial Data

     The following unaudited data is provided for additional information about our operations. It should be read in conjunction with the quarterly segment analysis provided herein.

(In millions of dollars, except where indicated)

	2003		2004				2005
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2

Gross revenues — product mix
Local and long-distance bundle	$—	$—	$0.1	$1.0	$2.7	$3.1	$3.1	$2.5
Domestic long-distance (5)	7.4	7.5	6.4	5.6	5.4	4.8	4.3	4.3
International long-distance	15.3	15.1	13.0	11.4	10.5	9.2	7.7	7.4
MRC/USF (1)	2.8	3.0	3.0	2.7	2.3	2.3	2.4	2.2
Dedicated voice	0.4	0.4	0.3	0.3	0.4	0.5	0.5	0.7
Direct sales revenues	5.9	5.9	5.4	5.0	5.8	4.0	4.0	4.0
Other	0.2	—	0.1	0.2	0.2	0.2	0.2	0.2
Total telecommunications revenue	$32.0	$31.9	$28.3	$26.2	$27.3	$24.1	$22.2	$21.3
Network service offering	3.1	0.4	6.4	0.2	0.1	-	-	-
Technology licensing and development	1.0	0.1	0.5	0.1	-	-	-	-
Total revenues	$36.1	$32.4	$35.2	$26.5	$27.4	$24.1	$22.2	$21.3

Telecommunications revenue by customer type:
Local and long-distance bundle	$—	$—	$0.1	$1.0	$2.7	$3.1	$3.1	$2.5
Dial-around (2)	13.7	13.3	10.3	9.0	7.2	6.5	5.7	5.9
1+ (3)	12.2	12.7	12.4	11.0	11.4	10.3	9.2	8.7
Direct sales (6)	5.9	5.9	5.4	5.0	5.8	4.0	4.0	4.0
Other	0.2	—	0.1	0.2	0.2	0.2	0.2	0.2
Total telecommunications revenues	$32.0	$31.9	$28.3	$26.2	$27.3	$24.1	$22.2	$21.3

Gross revenue — product mix (%):
Local and long-distance bundle	—	—	0.4%	3.8%	9.8%	12.9%	14.0%	11.7%
Domestic long-distance	23.1%	23.5%	22.6%	21.4%	19.9%	19.9%	19.4%	20.2%
International long-distance	47.8%	47.3%	45.9%	43.1%	38.4%	38.2%	34.7%	34.8%
MRC/USF	8.8%	9.4%	10.6%	10.3%	8.5%	9.5%	10.8%	10.3%
Dedicated voice	1.3%	1.3%	1.0%	1.1%	1.3%	2.1%	2.3%	3.3%
Direct sales revenues	18.4%	18.5%	19.1%	19.5%	21.4%	16.6%	18.0%	18.8%
Other	0.6%	0.0%	0.4%	0.8%	0.7%	0.8%	0.8%	0.9%
Total telecommunications revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross revenues — product mix (minutes)
Domestic long-distance	134,198,098	121,880,023	129,293,178	134,649,835	176,065,320	183,884,289	183,116,647	168,074,682
International long-distance	98,873,877	98,978,290	91,288,985	83,923,345	79,458,519	74,180,770	67,333,988	62,760,733
Dedicated voice	9,364,583	8,653,038	9,653,915	9,374,236	14,751,696	17,479,619	23,229,466	32,229,799

Active retail subscribers (in number of people):
Local and long-distance bundle
Beginning of period	—	—	—	1,971	11,471	21,332	22,110	22,933
Adds	—	—	3,076	12,288	16,444	9,244	10,143	63
Churn	—	—	(1,105)	(2,788)	(6,583)	(8,466)	(9,320)	(6,262)
End of period	—	—	1,971	11,471	21,332	22,110	22,933	16,734

Dial-around
Beginning of period	215,187	206,937	192,678	164,331	138,857	125,202	120,801	111,654
Adds	100,624	63,349	46,518	40,094	37,582	37,745	32,079	32,029
Churn	(108,874)	(77,608)	(74,865)	(65,568)	(51,237)	(42,146)	(41,226)	(38,457)
End of period	206,937	192,678	164,331	138,857	125,202	120,801	111,654	105,226

1+
Beginning of period	174,486	168,242	161,570	165,847	172,162	163,941	153,020	143,165
Adds	43,964	25,356	25,344	27,093	23,574	17,741	15,898	17,949
Churn	(50,208)	(32,028)	(21,067)	(20,778)	(31,795)	(28,662)	(25,753)	(23,714)
End of period	168,242	161,570	165,847	172,162	163,941	153,020	143,165	137,400
Total subscribers (end of period)	375,179	354,248	332,149	322,490	310,475	295,931	277,752	259,360

Direct sales
Active customer base	236	227	256	252	238	234	228	228
Total top 10 billing	$1,094	$1,050	$926	$1,034	$1,230	$915	$856	$898

Average monthly revenue per user (active subscriptions)in absolute dollars: (4)
Local and long-distance bundle	$—	$—	$16.49	$30.05	$41.65	$46.53	$45.34	$50.52
Dial-around	$22.07	$23.01	$20.89	$21.61	$19.15	$17.98	$17.02	$18.56
1+	$24.17	$26.20	$24.92	$21.30	$23.15	$22.31	$21.42	$21.11

(1)	MRC/USF represents “Monthly Recurring Charges” and “Universal Service Fund” fees charged to the customers.
(2)	“Dial-around” refers to a product which allows a customer to make a call from any phone by dialing a 10-10-XXX prefix.
(3)	“1+” refers to a product which allows a retail customer to directly make a long distance call from their own phone by dialing “1” plus the destination number.
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

(5)	Includes local product line bulk/package rate domestic minutes.
(6)	Represents number of parent customers with revenues greater than $0 in each calendar month.

Management’s Discussion of Results of Operations

     The following table displays the Company’s unaudited consolidated quarterly results of operations for the eight quarters ended June 30, 2005.

	2003 (unaudited)		2004 (unaudited)				2005 (unaudited)
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2

Revenues:
Telecommunications	$31,923	$31,993	$28,360	$26,229	$27,229	$24,063	$22,253	$21,240
Network service offering	3,079	408	6,363	190	161	—	—	—
Technologies	1,049	65	450	90	—	—	—	—
Total revenues	36,051	32,466	35,173	26,509	27,390	24,063	22,253	21,240
Operating costs and expenses:
Telecommunications network expense (exclusive of depreciation and amortization shown below)	19,266	18,936	16,635	15,680	15,349	12,606	13,730	13,366
Network service offering	807	(70)	—	(203)	—	—	—	—
Selling, general, administrative and other	13,981	14,441	14,763	14,074	13,992	11,601	10,978	10,115
Provision for doubtful accounts	1,466	1,666	1,227	1,740	941	1,321	1,055	609
Research and development	—	—	—	106	119	217	150	151
Depreciation and amortization	1,993	1,548	1,704	1,653	1,520	2,099	1,308	1,072
Total operating costs and expenses	37,513	36,521	34,329	33,050	31,921	27,844	27,221	25,313
Operating income (loss)	(1,462)	(4,055)	844	(6,541)	(4,531)	(3,781)	(4,968)	(4,073)
Other income (expense):
Interest expense	(3,398)	(3,562)	(3,533)	(2,487)	(2,562)	(2,768)	(3,167)	(4,040)
Other income	53	1,160	1,377	812	226	57	27	5
Total other income (expense)	(3,345)	(2,402)	(2,156)	(1,675)	(2,336)	(2,711)	(3,140)	(4,035)
Loss from continuing operations	(4,807)	(6,457)	(1,312)	(8,216)	(6,867)	(6,492)	(8,108)	(8,108)
Gain from discontinued operations, net of $0 tax	213	222	104	—-	—	—	—	—
Net loss	$(4,594)	$(6,235)	$(1,208)	$(8,216)	$(6,867)	$(6,492)	$(8,108)	$(8,108)

Three-Month Period Ended June 30, 2005 Compared to Three-Month Period Ended June 30, 2004

     In order to more fully understand the comparison of the results of continuing operations for the three months ended June 30, 2005 as compared to the same period in 2004, it is important to note the following significant changes that occurred in our operations:

•
In November 2002, we began to sell a network service offering obtained from a new supplier. The sale of that product ceased in July 2003. Revenue from this offering was recognized using the unencumbered cash method. In the second quarter of 2005, no income was recognized from this offering, compared to $190 in the same quarter of 2004. Expenses associated with this offering were recorded when incurred. In the second quarter of 2005, no such expenses were recorded, compared to a recovery of $203 in telecommunications network costs during the same period in 2004. The cessation of this product offering did not qualify as discontinued operations under generally accepted accounting principles.

•
In January 2004, the Company commenced offering local dial tone services via the UNE-P, bundled with long distance. In the second quarter of 2005, $2,536 was recognized in revenue compared to $1,034 in the same period in 2004. The Company offers these services in five states and had approximately 17,000 local customers at June 30, 2005.

     Telecommunications services revenue declined to $21,240 in the second quarter of 2005 from $26,229 during the same period in 2004 primarily due to the following:

•
In January 2004 we introduced a local and long distance bundled offering in Florida, Massachusetts, New Jersey, New York and Pennsylvania. This offering contributed $2,536 in revenue during the second quarter of 2005 compared to $1,034 in revenue during the second quarter of 2004. However, during the second quarter of 2005, the number of local customers declined approximately 6,000 from approximately 23,000 at March 31, 2005 to approximately 17,000 at June 30, 2005. Average monthly revenue per customer (“ARPU”) was $50.52 at June 30, 2005, compared to ARPU of $30.05 for approximately 11,000 customers at June 30, 2004. We had originally planned to roll out this product nationwide in 2004. However, we held off implementing this growth plan pending resolution of regulatory uncertainty surrounding UNE-P. In March 2005, we decided to suspend efforts to attract new local customers while continuing to support existing local customers in the above states. The decision was a result of the FCC’s revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the RBOCs to substantially raise wholesale rates for the services known as UNEs, and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into wholesale contracts for UNE services in the near future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues throughout 2005 and beyond.

•
We have experienced attrition in our 1+ customer base which has declined to approximately 137,000 customers at June 30, 2005 from approximately 172,000 customers at June 30, 2004. ARPU remained stable at approximately $21.00 in the second quarter of both 2005 and 2004. The reduction in the number of customers is due to the Company focusing its customer acquisition programs on the local and long distance bundled offering in five states, described above, for much of 2004, versus focusing on long distance nationwide as in prior years.

•
Since 2001, we have not actively marketed our 10-10-XXX or dial around products. Accordingly, the Company continued to experience an erosion of this customer base. The Company had approximately 105,000 customers in this category at June 30, 2005, as compared to approximately 139,000 customers at June 30, 2004. We also saw the ARPU declining to approximately $19.00 in the second quarter of 2005 from approximately $22.00 in the second quarter of 2004. The reduction in the ARPU relates to the continued reduction of long distance rates for services, primarily in various international destinations to which customers are making outbound long distance calls.

•
In the second quarter of 2005, direct sales were $3,980, down from $5,048 in the second quarter of 2004. The reduced revenue is due to the non-renewal of some customer contracts, price concessions provided on contract renewals, and an overall lower average volume of traffic. The customer base declined to 228 customers at June 30, 2005 from 252 customers at June 30, 2004.

•
Overall, the Company continued to experience price erosion in 2004 and 2005 in a very competitive long distance market. Our number of dial-around and 1+ subscribers decreased to 242,626 at June 30, 2005 from 311,019 at June 30, 2004. In the second quarter of 2005, we recognized approximately $13,900 of domestic and international long distance revenues (including monthly recurring charges and USF fees) on approximately 231,000,000 minutes, resulting in a blended rate of approximately $0.06 per minute. In the second quarter of 2004, we recognized approximately $19,700 of domestic and international long distance revenues on approximately 219,000,000 minutes, resulting in a blended rate of approximately $0.09 per minute.

Technologies revenue is derived from licensing and related services revenue. Utilizing our patented technology, VoIP enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications, and allows C2 to participate in the provision of VoIP solutions. We are pursuing the recognition of our intellectual property in the marketplace through a focused licensing program. Revenue and contributions from this business to date have been based on the sales and deployments of our VoIP solutions, which will continue. The timing and sizing of various projects will result in a continued pattern of fluctuating financial results. We expect growth in revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio. We plan to enforce our patents, including retaining outside counsel, on a contingent basis, to realize value from our intellectual property by offering licenses to service providers, equipment companies and end-users who are deploying VoIP networks for phone-to-phone communications.

     Technology licensing and related services revenue was $0 in the second quarter of 2005 as compared to $90 in the second quarter of 2004.

     Telecommunications network expense was $13,366 in the second quarter of June 30, 2005 as compared to $15,680 during the same period in 2004 (excluding costs associated with our network service offering of $0 and ($203), respectively), a decrease of $2,314. On a comparative percentage basis, telecommunications costs totalled 63% of telecommunications services revenue in the second quarter of 2005, as compared to 60% of revenue in the second quarter of 2004, excluding 2004 revenue from the network service offering discussed above. Telecommunications services margins (telecommunications services revenues less telecommunications network expenses) fluctuate significantly from period to period, and are expected to continue to fluctuate significantly for the foreseeable future. Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

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

•
Our voice and frame relay networks. Each network has a significant fixed cost element and a minor variable per minute cost of traffic carried element; significant fluctuations in the number of minutes carried from month to month can significantly affect the margin percentage from period to period. The fixed network monthly cost is $749 as of June 30, 2005, as compared to $994 as of June 30, 2004. Fixed network costs represent the fixed cost of operating the voice and data networks that carry customer traffic, regardless of the volume of traffic.

•
Changes in contribution rates to the USF and other regulatory changes associated with the fund. Such changes include increases and decreases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that USF contributions collected from customers can no longer exceed contributions. USF rates have been increasing. The USF rate in effect for the second quarter of 2005 was 11.1%, compared to 8.7% for the same period of 2004. However, the USF expense in the second quarter of 2005 declined to $1,275 compared to $1,499 in the same period of 2004, due to lower assessable revenues.

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

     Selling, general, administrative and other expense was $10,115 during the second quarter of 2005 as compared to $14,074 for the second quarter of 2004. The significant changes included:

•
Compensation expense was $3,715 in the second quarter of 2005, as compared to $6,028 in the second quarter of 2004. The reduction is primarily attributable to lower staff levels in 2005 compared to 2004, due to restructuring events that occurred in August 2004 and May 2005.

•
External commissions totaled $1,402 in the second quarter of 2005, as compared to $2,094 in the second quarter of 2004. Lower commission costs were experienced in 2005 due to lower revenues during the respective period.

•
Telemarketing costs decreased to $54 in the second quarter of 2005 from $792 in the second quarter of 2004. The Company incurred higher telemarketing costs in 2004 relating to our focused efforts throughout the year to encourage customers to acquire local dial tone and long distance bundled services.

•
Legal expenses in the second quarter of 2005 were $993, as compared to $976 in the second quarter of 2004. Legal costs primarily related to the Company taking legal action against ITXC for patent infringement and legal fees associated with the direct and derivative actions against the Company. We plan to work with external law firms on a contingent basis to further monetize our intellectual property by offering licenses to service providers, equipment companies and end-users who are deploying VoIP networks for phone-to-phone communications.

•
Billings and collections expenses decreased to approximately $1,405 in the second quarter of 2005 from approximately $1,495 in the second quarter of 2004, relating to the reduction in revenue in the respective period.

•	Marketing and advertising expenses decreased to approximately $131 in the second quarter of 2005 from approximately $367 in the second quarter of 2004.

•	Accounting and tax consulting expenses increased to approximately $284 in the second quarter of 2005 from approximately $215 in the second quarter of 2004.

•	Facilities expenses decreased to $897 in the second quarter of 2005 from approximately $942 in the second quarter of 2004.

•
We incurred restructuring expenses of $565 in the second quarter of 2005, relating primarily to severance costs paid to reduce the Company’s work force in May 2005. There were no similar expenses in the second quarter of 2004.

•	We have revised our estimates of certain property tax accruals in the second quarter of 2005, by recording a reduction of $321. These estimates were established in 2003 and 2004 by a charge to SG & A.

Provision for doubtful accounts -The $1,131 decrease to $609 in the second quarter of 2005 compared to $1,740 in the second quarter of 2004 is due to several factors. These include lower revenue levels in 2005 compared to 2004, discontinuation of new sales of the local offering, which averaged more bad debt than other offerings, increased collection efforts, and tightening of the credit granting process. The provision for doubtful accounts as a percentage of revenue was 2.9% for the second quarter of 2005 as compared to 6.6% for the second quarter of 2004.

Research and development (“R&D”) costs - In the second quarter of 2004, we resumed R&D activities related to our VoIP platform, continuing into the second quarter of 2005. These activities are expected to allow us to provide enhanced telecommunication services to our customer base in the near term. R&D expense was $151 in the second quarter of 2005, as compared to $106 in the second quarter of 2004.

Depreciation and amortization - This expense was $1,072 in the second quarter of 2005, as compared to $1,653 during the second quarter of 2004. In 2005, depreciation and amortization are lower than in 2004 because more fixed and intangible assets are reaching the end of their accounting life.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense - This totaled $3,463 in the second quarter of 2005, as compared to $1,708 in the second quarter of 2004. The increase of $1,755 is largely attributed to the increase of the quarterly amortization of the beneficial conversion feature related to Counsel’s ability to convert its debt to equity. Included in related party interest expense in the second quarter of 2005 is $1,953 of amortization of the beneficial conversion feature (“BCF”), on $17,475 of debt convertible at $5.02 per share. In the second quarter of 2004, amortization of the BCF was $667 on $15,987 debt to Counsel convertible at $6.15 per share. The remaining increase in related party interest expense was due to higher average loan balances with Counsel.

•
Third party interest expense - This totaled $577 in the second quarter of 2005, as compared to $779 in the second quarter of 2004. The decrease is largely attributed to lower interest expense on capital leases and on regulatory amounts owing in 2005 compared to 2004, a mark to market adjustment on the Laurus warrants of $131, and a reduction in interest expense on the Wells Fargo Foothill, Inc. debt of $52. This decrease was partially offset by an increase of $107 due to interest expense on the debt held by Laurus Masterfund Ltd.

•
Other income - This totalled $5 for the second quarter of 2005, as compared to $812 during the second quarter of 2004. During the second quarter of 2004, approximately $811 related to our sale of BUI common stock.

Discontinued operations - There were no gains or losses from discontinued operations in the second quarter of 2005 or 2004.

Six-Month Period Ended June 30, 2005 Compared to Six-Month Period Ended June 30, 2004

     In order to more fully understand the comparison of the results of continuing operations for the six months ended June 30, 2005 as compared to the same period in 2004, it is important to note the following significant changes that occurred in our operations:

•
In November 2002, we began to sell a network service offering obtained from a new supplier. The sale of that product ceased in July 2003. Revenue from this offering was recognized using the unencumbered cash method. In the first half of 2005, $0 revenue was recognized, compared to $6,553 in the same quarter of 2004. Expenses associated with this offering were recorded when incurred. In the first half of 2005, no such expenses were recorded, compared to a recovery of $203 in telecommunications network costs during the same period in 2004. The cessation of this product offering did not qualify as discontinued operations under generally accepted accounting principles.

•
In January 2004, the Company commenced offering local dial tone services via the UNE-P, bundled with long distance. In the first half of 2005, $5,656 was recognized in revenue compared to $1,132 in the same period in 2004. The Company offers these services in five states and had approximately 17,000 local customers at June 30, 2005.

     Telecommunications services revenue declined to $43,493 in the first half of 2005 from $54,589 during the same period in 2004 primarily due to the following:

•
In January 2004 we introduced a local and long distance bundled offering in Florida, Massachusetts, New Jersey, New York and Pennsylvania. This offering contributed $5,656 in revenue during the first half of 2005 compared to $1,132 in revenue during the first half of 2004. However, during the first half of 2005, the number of local customers declined approximately 5,000 from approximately 22,000 at December 31, 2004 to approximately 17,000 at June 30, 2005. ARPU was $50.52 at June 30, 2005 compared to ARPU of $30.05 for approximately 11,000 customers at June 30, 2004. We had originally planned to roll out this product nationwide in 2004. However, we held off implementing this growth plan pending resolution of regulatory uncertainty surrounding UNE-P. In March 2005, we decided to suspend efforts to attract new local customers while continuing to support existing local customers in the above states. The decision was a result of the FCC’s revision of its wholesale rules, originally designed to introduce competition in local markets, which went into effect on March 11, 2005. The reversal of local competition policy by the FCC has permitted the RBOCs to substantially raise wholesale rates for the services known as UNEs, and required the Company to re-assess its local strategy while it attempts to negotiate long-term agreements for UNEs on competitive terms. Should the Company not enter into wholesale contracts for UNE services in the near future, the natural attrition cycle will result in a reduction in the number of local customers and related revenues throughout 2005 and beyond.

•
We have experienced attrition in our 1+ customer base which has declined to approximately 137,000 customers at June 30, 2005 from approximately 172,000 customers at June 30, 2004. We also experienced a reduction in ARPU to approximately $21.00 in the second quarter of 2005 from approximately $25.00 in the first quarter of 2004. The reduction in the number of customers is due to the Company focusing its customer acquisition programs on the local and long distance bundled offering in five states, described above, for much of 2004, versus focusing on long distance nationwide as in prior years. The reduction in the ARPU relates to the continued reduction of long distance rates for services, primarily in various international destinations to which customers are making outbound long distance calls.

•
Since 2001, we have not actively marketed our 10-10-XXX or dial around products. Accordingly, the Company continued to experience an erosion of this customer base. The Company had approximately 105,000 customers in this category at June 30, 2005, as compared to approximately 139,000 customers at June 30, 2004. Consistent with our 1+ product offering, we saw the ARPU declining to approximately $19.00 in the second quarter of 2005 from approximately $22.00 in the second quarter of 2004.

•	In the first half of 2005, direct sales were $8,018, down from $10,495 in the first half of 2004. The reduced revenue is due to the non-renewal of some customer contracts, price concessions provided on contract renewals, and an overall lower average volume of traffic. The customer base declined to 228 customers at June 30, 2005 from 252 customers at June 30, 2004.

•	Overall, the Company continued to experience price erosion in 2004 and 2005 in a very competitive long distance market. Our number of dial-around and 1+ subscribers decreased to 242,626 at June 30, 2005 from 311,019 at June 30, 2004. In the first half of 2005, we recognized approximately $28,300 of domestic and international long distance revenues (including monthly recurring charges and USF fees) on approximately 481,000,000 minutes, resulting in a blended rate of approximately $0.06 per minute. In the first half of 2004, we recognized approximately $42,100 of domestic and international long distance revenues on approximately 439,000,000 minutes, resulting in a blended rate of approximately $0.10 per minute.

Technologies revenue is derived from licensing and related services revenue. Utilizing our patented technology, VoIP enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications, and allows C2 to participate in the provision of VoIP solutions. We are pursuing the recognition of our intellectual property in the marketplace through a focused licensing program. Revenue and contributions from this business to date have been based on the sales and deployments of our VoIP solutions, which will continue. The timing and sizing of various projects will result in a continued pattern of fluctuating financial results. We expect growth in revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio. We plan to enforce our patents, including retaining outside counsel, on a contingent basis, to realize value from our intellectual property by offering licenses to service providers, equipment companies and end-users who are deploying VoIP networks for phone-to-phone communications.

Technologies earned revenues of $0 in the first half of 2005 compared to $540 in the first half of 2004. The revenue in 2004 relates to a contract that was entered into with a Japanese company in 2003.

Telecommunications network expense was $27,096 in the first half of 2005, as compared to $32,315 in the first half of 2004, a decrease of $5,219. On a comparative percentage basis, telecommunications costs totalled 62% of telecommunications services revenue in the first half of 2005, as compared to 59% of revenue in the first half of 2004, excluding 2004 revenue from the network service offering discussed above. Telecommunications services margins (telecommunications services revenues less telecommunications network expenses) fluctuate significantly from period to period, and are expected to continue to fluctuate significantly for the foreseeable future. Predicting whether margins will increase or decline is difficult to estimate with certainty. Factors that have affected and continue to affect margins include:

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

•
Our voice and frame relay networks. Each network has a significant fixed cost element and a minor variable per minute cost of traffic carried element; significant fluctuations in the number of minutes carried on-net from month to month can significantly affect the margin percentage from period to period. The fixed network monthly cost is $749 as of June 30, 2005, as compared to $994 as of June 30, 2004. Fixed network costs represent the fixed cost of operating the voice and data networks that carry customer traffic, regardless of the volume of traffic.

•
Changes in contribution rates to the USF and other regulatory changes associated with the fund. Such changes include increases and decreases in contribution rates, changes in the method of determining assessments, changes in the definition of assessable revenue, and the limitation that USF contributions collected from customers can no longer exceed contributions. USF rates have been increasing. The USF rates in effect for the first half of 2005 were 10.7% and 11.1%, compared to 8.7% for the same period of 2004. However, the USF expense in the first half of 2005 declined to $2,576 compared to $2,847 in the same period of 2004, due to lower assessable revenues.

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

Selling, general, administrative and other expense was $21,093 during the first half of 2005, as compared to $28,834 for the first half of 2004. The significant changes included:

•
Compensation expense was $8,200 in the first half of 2005, as compared to $12,460 in the first half of 2004. The reduction is primarily attributable to lower staff levels in 2005 compared to 2004, due to restructuring events that occurred in August 2004 and May 2005.

•
External commissions totaled $2,940 in the first half of 2005, as compared to $4,296 in the first half of 2004. Lower commission costs were experienced in 2005 due to lower revenues during the respective period.

•
Telemarketing costs decreased to $146 in the first half of 2005 from $1,047 in the first half of 2004. The Company incurred higher telemarketing costs in 2004 relating to our focused efforts throughout the year to encourage customers to acquire local dial tone and long distance bundled services.

•
Legal expenses in the first half of 2005 were $1,769, as compared to $1,541 in the first half of 2004. The increase in legal costs primarily related to the Company taking legal action against ITXC for patent infringement and legal fees associated with the direct and derivative actions against the Company. We plan to work with external law firms on a contingent basis to further monetize our intellectual property by offering licenses to service providers, equipment companies and end-users who are deploying VoIP networks for phone-to-phone communications.

•
Billings and collections expenses decreased to approximately $2,863 in the first half of 2005 from approximately $3,396 in the first half of 2004, relating to the reduction in revenue in the respective period.

•	Marketing and advertising expenses decreased to approximately $303 in the first half of 2005 from approximately $630 in the first half of 2004.

•	Accounting and tax consulting expenses decreased to approximately $540 in the first half of 2005 from approximately $770 in the first half of 2004.

•	Facilities expenses decreased to $1,838 in the first half of 2005 from approximately $1,901 in the first half of 2004.

•
We incurred restructuring expenses of $565 in the first half of 2005, relating primarily to severance costs paid to reduce the Company’s work force in May 2005. There were no similar expenses in the first half of 2004.

•	We have revised our estimates of certain property tax accruals in the second quarter of 2005, by recording a reduction of $321. These estimates were established in 2003 and 2004 by a charge to SG & A.

Provision for doubtful accounts -The $1,303 decrease to $1,664 in the first half of 2005 compared to $2,967 in the first half of 2004 is due to several factors. These include lower revenue levels in 2005 compared to 2004, discontinuation of new sales of the local offering, which averaged more bad debt than other offerings, increased collection efforts, and tightening of the credit granting process. The provision for doubtful accounts as a percentage of revenue was 3.8% for the first half of 2005 as compared to 5.4% for the first half of 2004, excluding revenues from the discontinued network service offering discussed above.

Research and development (“R&D”) costs - In the second quarter of 2004, we resumed R&D activities related to our VoIP platform, continuing into the second quarter of 2005. These activities are expected to allow us to provide enhanced telecommunication services to our customer base in the near term. R&D expense was $301 in the first half of 2005, as compared to $106 in the first half of 2004.

Depreciation and amortization - This expense was $2,380 in the first half of 2005, as compared to $3,357 during the first half of 2004. In 2005, depreciation and amortization are lower than in 2004 because more fixed and intangible assets are reaching the end of their accounting life.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense - This totaled $5,950 in the first half of 2005, as compared to $4,528 in the first half of 2004. The increase of $1,422 is largely attributed to an increase in the amortization of the beneficial conversion feature related to Counsel’s ability to convert its debt to equity. Included in related party interest expense in the first half of 2005 is $3,105 of amortization of the beneficial conversion feature (“BCF”), on $17,475 of debt convertible at $5.02 per share. In the first half of 2004, amortization of the BCF was $2,552 on $15,987 debt to Counsel convertible at $6.15 per share. The remaining increase in related party interest expense was due to higher average loan balances with Counsel.

•
Third party interest expense - This totaled $1,257 in the first half of 2005, as compared to $1,494 in the first half of 2004. The decrease is largely attributed to lower interest expense on capital leases and on regulatory amounts owing in 2005 compared to 2004, a mark to market adjustment on the Laurus warrants of $167, and a reduction in interest expense on the Wells Fargo Foothill, Inc. debt of $157. This decrease was partially offset by an increase of $217 due to interest expense on the debt held by Laurus Masterfund Ltd.

•
Other income - This totalled $32 for the first half of 2005, as compared to $2,189 during the first half of 2004. During the first half of 2004, approximately $767 of other income related to a gain on the discharge of certain obligations associated with our former participation with a consortium of owners in an indefeasible right of usage, and approximately $1,376 related to our sale of BUI common stock.

Discontinued operations - In the first half of 2005, there was no gain or loss from discontinued operations recorded, as compared to the $104 gain reported in the first half of 2004 related to the sale of the ILC business.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Our cash equivalents are invested with high quality issuers and we limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our variable interest rate convertible note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall St. Journal (“WSJ interest rate”, 6.25% at June 30, 2005) plus 3% (but not less than 7.0%), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price of $0.88 following the effective date (January 18, 2005) of the registration statement covering the common stock issuable upon conversion. Assuming the debt amount on the variable interest rate convertible note at June 30, 2005 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $40 for that twelve-month period. In respect of the variable interest rate convertible note, should the price of the Company’s common stock increase and maintain a price equal to 125% of $0.88 for a twelve month period, the Company would benefit from a reduced interest rate of 2%, resulting in lower interest costs of up to approximately $80 for that twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures.

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

Further, there were no changes in the Company’s internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

The Company and several of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

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

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 - 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment. In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through the purchase of shares of our common stock. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described above. On March 7, 2005, the dissenting shareholders appealed the decision of the District Court judge to the Fourth District Court of Appeals for the State of Florida, which denied the appeal on June 21, 2005. When the declaratory judgment matter resumes, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Set forth below is information concerning all issuances of our securities during the fiscal quarter ended June 30, 2005, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

Approximately 7,500 options were issued to employees under the 2003 Employee Stock Option and Appreciation Rights Plan. These options are issued with exercise prices that equal or exceed fair value on the date of the grant and vest over a 4-year period subject to the grantee’s continued employment with the Company. The Company relied on an exemption from registration under Section 4(2) of the Securities Act

(b)	n/a.

(c)	n/a.

Item 6. - Exhibits.

(a)	Exhibits

Exhibit No.	Identification of Exhibit

10.1	Fourth Amendment to Amended and Restated Loan Agreement between Acceris Communications Inc. and Counsel Corporation (US) dated January 30, 2004, dated as of July 6, 2005
10.2	Fourth Amendment to Loan Agreement between Acceris Communications Inc. and Counsel Corporation (US) dated June 4, 2001, dated as of July 6, 2005
10.3
Seventh Amendment to Senior Convertible Loan and Security Agreement between Acceris Communications Inc. and Counsel Corporation and Counsel Capital Corporation dated March 1, 2001, dated as of July 6, 2005

10.4	Fourth Amendment to Loan Agreement between Acceris Communications Inc. and Counsel Corporation dated January 26, 2004, dated as of July 6, 2005
10.5
Tenth Amendment to Loan and Security Agreement among Acceris Management and Acquisition, LLC, Acceris Communications Corp., Acceris Communications Inc. and Wells Fargo Foothill, Inc., dated December 10, 2001, dated June 22, 2005

10.6	Promissory Note for $6,845,692.00 dated March 31, 2005 between Acceris and Counsel Corporation.
10.7	Promissory Note for $187,062.03 dated March 31, 2005 between Acceris and Counsel Corporation.
10.8	Promissory Note for $112,500.00 dated March 31, 2005 between Acceris and Counsel Corporation.
10.9	Promissory Note for $194,672.61 dated March 31, 2005 between Acceris and Counsel Corporation.
10.10	Promissory Note for $2,643,390.59 dated June 30, 2005 between Acceris and Counsel Corporation.
10.11	Promissory Note for $112,500.00 dated June 30, 2005 between Acceris and Counsel Corporation.
10.12	Promissory Note for $115,394.60 dated June 30, 2005 between Acceris and Counsel Corporation.
10.13	Asset Purchase Agreement, dated as of May 19, 2005 (1)
10.14	Management Services Agreement, dated as of May 19, 2005 (1)
10.15	Letter from Counsel Corporation dated as of May 16, 2005 (1)
10.16	Security Agreement, dated as of May 19, 2005 (1)
10.17	Secured Promissory Note, dated as of May 19, 2005 (1)
10.18	Irrevocable Proxy, dated as of May 19, 2005 (1)
10.19	Guaranty, dated as of May 19, 2005 (1)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 25, 2005 and is incorporated by reference hereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 GLOBAL TECHNOLOGIES INC.

Date: August 9, 2005	By:	/s/ Allan C. Silber

Allan C. Silber Chief Executive Officer and Chairman

By:	/s/ Gary M. Clifford

Gary M. Clifford Chief Financial Officer and Vice President of Finance