Form 10-Q
period 2005-09-30
C2 Global Technologies Inc
filed 2005-11-10
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 0-17973

C2 Global Technologies Inc.
(Exact name of registrant as specified in its charter)
FLORIDA (State or other jurisdiction of incorporation or organization)	59-2291344 (I.R.S. Employer Identification No.)

40 King St. West, Suite 3200, Toronto, ON M5H 3Y2
(Address of principal executive offices)

(416) 866-3000
(Registrant’s telephone number)

N/A
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
Yes ☐ No ☒

As of October 31, 2005, there were 19,237,135 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.
C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands of dollars, except share and per share amounts)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$94	$44
Restricted cash	1,800	—
Other current assets	28	1
Assets of discontinued operations	—	14,965
Total current assets	1,922	15,010
Other assets:
Furniture, fixtures, equipment and software	—	50
Intangible assets, net	65	80
Goodwill	173	173
Investments	1,100	1,100
Other assets	157	211
Assets of discontinued operations, less current portion	—	7,385
Total assets	$3,417	$24,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,718	$2,010
Convertible note payable, net of unamortized discount	1,765	1,768
Liabilities of discontinued operations	4,320	32,584
Total current liabilities	8,803	36,362
Convertible note payable, net of unamortized discount	1,465	2,630
Warrants, convertible to common stock	91	322
Liabilities of discontinued operations, less current portion	—	645
Subordinated notes payable to a related party, net of unamortized discount	67,348	46,015

Total liabilities	77,707	85,974

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 618 at September 30, 2005 and December 31, 2004, liquidation preference of $618 at September 30, 2005 and December 31, 2004	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,237,135 at September 30, 2005 and December 31, 2004	192	192
Additional paid-in capital	188,771	186,650
Accumulated deficit	(263,259)	(248,813)

Total stockholders’ deficit	(74,290)	(61,965)

Total liabilities and stockholders’ deficit	$3,417	$24,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars, except per share amounts)	2005	2004	2005	2004

Revenue	$—	$—	$—	$540

Operating costs and expenses:
Selling, general and administrative	490	779	2,489	2,393
Research and development	88	119	389	225
Depreciation and amortization	9	5	27	15
Total operating costs and expenses	587	903	2,905	2,633
Operating loss	(587)	(903)	(2,905)	(2,093)
Other income (expense):
Interest expense - related party	(1,943)	(1,855)	(7,893)	(6,382)
Interest expense - third party	(112)	—	(302)	(13)
Interest and other income	120	21	121	1,440
Total other expense	(1,935)	(1,834)	(8,074)	(4,955)
Loss from continuing operations	(2,522)	(2,737)	(10,979)	(7,048)
Gain (loss) from discontinued operations (net of $0 tax)	4,292	(4,130)	(3,467)	(9,243)
Net income (loss)	$1,770	$(6,867)	$(14,446)	$(16,291)
Basic and diluted weighted average shares outstanding (in thousands)	19,237	19,261	19,237	19,262
Net income (loss) per common share - basic and diluted:
Loss from continuing operations	$(0.13)	$(0.14)	$(0.57)	$(0.36)
Gain (loss) from discontinued operations	0.22	(0.22)	(0.18)	(0.48)
Net gain (loss) per common share	$0.09	$(0.36)	$(0.75)	$(0.84)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period ended September 30, 2005
(in thousands of dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated deficit

Balance at December 31, 2003	619	$6	19,262,095	$192	$182,879	$(226,030)
Conversion of Class N preferred stock to common stock	(1)	—	40	—
Cancellation of common stock (1)	—	—	(25,000)	—	(21)	—
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	3,771	—
C2 costs paid by majority stockholder	—	—	—	—	16	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	5	—
Net loss	—	—	—	—	—	(22,783)
Balance at December 31, 2004	618	6	19,237,135	192	186,650	(248,813)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,120	—
Conferral of benefit by majority stockholder	—	—	—	—	1,000	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	1	—
Net loss	—	—	—	—	—	(14,446)
Balance at September 30, 2005	618	$6	19,237,135	$192	$188,771	$(263,259)

(1)	The Company received and cancelled 25,000 common shares of the Company pursuant to the partial settlement of a prior claim against a third party.

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2005	2004	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(2,522)	$(2,737)	$(10,979)	$(7,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	5	27	15
Amortization of discount on subordinated notes payable to related party	340	697	3,446	3,296
Amortization of discount on notes payable to third party	71	—	211	—
Accrued interest added to loan principal of related party debt	1,603	1,158	4,447	3,086
Expense associated with stock options issued to non-employee for services	—	(2)	1	7
Management benefit conferred by majority stockholder	—	83	—	198
Gain on sale of investment in common stock	—	—	—	(1,376)
Loss on disposal of fixed assets	38	4	38	4
Decrease in allowance for impairment of net assets of discontinued operations	—	—	—	(148)
Mark to market adjustment to warrants	(64)	—	(230)	—
	(525)	(792)	(3,039)	(1,966)
Increase (decrease) in operating assets and liabilities:
Accounts receivable	—	—	—	6
Other assets	(8)	32	(28)	31
Accounts payable, accrued liabilities and interest payable	(37)	(4)	708	(546)
Net cash used in operating activities by continuing operations	(570)	(764)	(2,359)	(2,475)
Net cash used in operating activities by discontinued operations	(3,471)	(601)	(12,057)	(4,060)
Net cash used in operating activities	(4,041)	(1,365)	(14,416)	(6,535)
Cash flows from investing activities:
Cash received from sale of investments in common stock, net	—	—	—	3,581
Net cash used in investing activities of discontinued operations	(81)	(277)	(127)	(670)
Net cash provided by (used in) investing activities	(81)	(277)	(127)	2,911
Cash flows from financing activities:
Proceeds from issuance of subordinated notes payable to related party	4,349	2,265	14,561	11,704
Payment of notes payable to third parties	(294)	—	(1,326)	—
Purchase and retirement of common stock		(21)	—	(21)
Costs paid by majority stockholder	—	—	—	15
Net cash provided by (used in) financing activities of discontinued operations	1,959	(602)	3,158	(8,069)
Net cash provided by financing activities	6,014	1,642	16,393	3,629
Increase in cash, cash equivalents and restricted cash	1,892	—	1,850	5
Cash, cash equivalents and restricted cash at beginning of period	2	—	44	(5)
Cash, cash equivalents and restricted cash at end of period	$1,894	$—	$1,894	$—

Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$8,014	$—	$8,014	$—
Discount in connection with convertible note payable to
related party	382	291	1,120	853

Supplemental cash flow information:
Taxes paid	$16	$—	$16	$11
Interest paid	70	—	322	13

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Description of Business and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of C2 Global Technologies Inc. (formerly Acceris Communications Inc.), and its wholly-owned subsidiaries Acceris Communications Corp. (“ACC”); I-Link Communications Inc., (“ILC”), Transpoint Holdings Corporation, and membership interest in Local Telcom Holdings, LLC (collectively, “Transpoint”), and C2 Communications Technologies Inc. (formerly Acceris Communications Technologies, Inc.). These entities, on a combined basis, are referred to as “C2”, the “Company”, or “we” in these unaudited condensed consolidated financial statements.

The Company was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” which was changed to “I-Link Incorporated” in 1997 and to “Acceris Communications Inc.” in 2003. In August 2005, subsequent to the receipt of shareholder approval, the Company amended its Articles of Incorporation to effect the name change from “Acceris Communications Inc.” to “C2 Global Technologies Inc.” The new name reflects a change in the strategic direction of the Company in light of the disposition of its Telecommunications business, as discussed below.

C2 owns certain voice over Internet Protocol (“VoIP”) patents that it seeks to license, including U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”). Following the disposition of the Telecommunications assets, discussed in Note 7 to these unaudited condensed consolidated financial statements, licensing of intellectual property constitutes the primary business of the Company.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2004 unaudited condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The September 30, 2005 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of those to be expected for the entire year ending December 31, 2005.

Note 2 - Summary of Significant Accounting Policies

Net earnings (loss) per share

Basic earnings per share is computed based on the weighted average number of C2 common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company has a net loss for the three month period ended September 30, 2004 and the nine month periods ended September 30, 2005 and 2004, basic and diluted loss per share are the same.

Potential common shares that were not included in the computation of diluted earnings per share, because they would have been anti-dilutive, are as follows:

	September 30,
	2005	2004

Assumed conversion of Series N preferred stock	24,720	24,760
Assumed conversion of related party convertible debt	3,559,327	2,657,886
Assumed conversion of third party convertible debt	4,177,808	—
Assumed exercise of options and warrants to purchase shares of common stock	2,129,246	2,353,550
	9,891,101	5,036,196

Investments

Dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations.

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over these entities. The Company monitors these investments for impairment by considering current factors including economic environment, market conditions, operational performance, and other specific factors relating to the business underlying the investment, and will record impairments in carrying values if appropriate. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee, and other investee specific information. See Note 5 for further discussion of the Company’s investment in convertible preferred stock.

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

Significant estimates include revenue recognition, the allowance for doubtful accounts, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of deferred tax assets, and contingencies surrounding litigation. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All business combinations are accounted for using the purchase method. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Intangible assets are recorded based on estimates of fair value at the time of the acquisition.

The Company assesses the fair value of goodwill based upon a discounted cash flow methodology. If the carrying amount of the assets exceeds the estimated fair value determined through the discounted cash flow analysis, goodwill impairment may be present. The Company would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that the business’s recorded goodwill exceeded the implied fair value of goodwill.

The Company performed its annual goodwill impairment test in the third quarter of 2005. No impairment was present upon the performance of these tests in 2005 and 2004. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, and judgments on the validity of the Company’s VoIP Patent Portfolio or due to other factors not known to management at this time.

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

Stock-based compensation

At September 30, 2005, the Company has several stock-based compensation plans, which are described more fully in Note 18 to the audited consolidated financial statements contained in our most recently filed Form 10-K. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB 25”). Stock-based employee compensation cost is not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R supersedes APB 25. SFAS No. 123R requires that all stock-based compensation, including options, be expensed at fair value as of the grant date over the vesting period. Companies will be required to use an option pricing model (i.e., Black-Scholes or Binomial) to determine compensation expense, consistent with the model used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. In April 2005, the SEC issued a release to amend the effective date of compliance with SFAS No. 123R to the first quarter of the first fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006.

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, see below for a tabular presentation of the pro forma stock-based compensation cost, net loss and loss per share as if the fair value-based method of expense recognition and measurement prescribed by SFAS 123 had been applied to all employee options. Options granted to non-employees (excluding options granted to non-employee members of the Company’s Board of Directors for their services as Board members) are recognized and measured using the fair value-based method prescribed by SFAS 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$1,770	$(6,867)	$(14,446)	$(16,291)
Deduct:
Employee stock-based compensation cost determined under the fair value-based method for all awards, net of $0 tax	(180)	116	—	454
Pro forma net income (loss)	$1,950	$(6,983)	$(14,446)	$(16,745)

Net earnings (loss) per share, basic and diluted:
As reported	$0.09	$(0.36)	$(0.75)	$(0.84)
Pro forma	$0.10	$(0.36)	$(0.75)	$(0.87)

Most employees participating in the stock-based compensation plan left the Company in conjunction with the disposition of the Telecommunications segment (described in Note 7 to these unaudited condensed consolidated financial statements). In the third quarter of 2005, 411,725 options expired or were cancelled, leaving 1,129,246 options outstanding at September 30, 2005. Of these options, 133,975 will expire if not exercised by December 31, 2005.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impractical to determine the period specific or cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 3 - Liquidity and Capital Resources.

As a result of our substantial operating losses and negative cash flows from operations, at September 30, 2005 we had a stockholders’ deficit of $74,290 (December 31, 2004 - $61,965) and negative working capital of $6,881 (December 31, 2004 - $21,352). The reduction of the working capital deficit is due primarily to the disposition of the Telecommunications business, as discussed in Note 7 of these unaudited condensed consolidated financial statements.

During the third quarter of 2005, the Company financed its continuing operations primarily through advances from a related party of $4,349 (YTD - $14,561), while discontinued operations were primarily financed by the buyer of the Telecommunications assets through advances which, at closing, formed additional consideration for the assets disposed of by the Company in the third quarter of 2005. Related party debt, including accrued interest and net of unamortized discount, owed to the Company’s majority stockholder, Counsel Corporation (“Counsel”), is $67,348 at September 30, 2005, compared to $46,015 at December 31, 2004. This related party debt was extended in conjunction with the disposition of the Telecommunications business and now matures on December 31, 2006. The related party debt is supplemented by a Keep Well agreement from Counsel, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements through December 31, 2006.

The Company has not realized significant revenues from continuing operations during the last two years. The Company’s primary source of funding is pursuant to the Keep Well agreement with its majority stockholder, which expires on December 31, 2006, at which time related party debt, currently $71,109, matures. The Company has no certainty that it will obtain significant revenues from its operations or that its majority stockholder will continue, or will have the ability to continue, to support the business beyond its current commitments. The existence of these uncertainties gives rise to significant doubt about the Company’s ability to continue as a going concern.

Note 4 - Composition of Certain Financial Statements Captions

Furniture, fixtures, equipment and software consisted of the following:

December 31, 2004
	Cost	Accumulated depreciation	Net
Telecommunications equipment	$37	$(5)	$32
Computer equipment	16	(4)	12
Software and information systems	8	(2)	6
Total furniture, fixtures, equipment and software	$61	$(11)	$50

Intangible assets consisted of the following:

September 30, 2005

	Amortization		Accumulated
	Period	Cost	amortization	Net
Patent rights	60 months	$100	$(35)	$65

December 31, 2004

	Amortization		Accumulated
	Period	Cost	amortization	Net
Patent rights	60 months	$100	$(20)	$80

Amortization expense for each of the three month periods ended September 30, 2005 and 2004 was $5. Amortization expense for each of the nine month periods ended September 30, 2005 and 2004 was $15.

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2005	December 31, 2004
Regulatory and legal fees	$762	$998
Accounting, audit and tax consulting	436	35
Accrued restructuring costs	320	—
Advisory fees	186	—
Obligations to equipment suppliers	524	524
Income and sales taxes	112	87
Payroll and benefits	46	87
Other	332	279
Total accounts payable and accrued liabilities	$2,718	$2,010

Note 5 - Investments

The Company’s investments as of September 30, 2005 consist of a convertible preferred stock holding in AccessLine Communications Corporation, a privately-held corporation. This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services revenues) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100. The fair value of the securities is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee, and other investee specific information.

Prior to June 21, 2004, the Company also held an investment in the common stock of Buyers United Inc. (“BUI”), which investment was acquired as consideration received related to the sale of the operations of ILC (see Note 7 to these unaudited condensed consolidated financial statements). At the time of the sale of the ILC business, the purchase price consideration paid by BUI was in the form of convertible preferred stock, with additional shares of preferred stock received subsequently based on contingent earn out provisions in the purchase agreement. In addition, common stock dividends were earned on the preferred stock holding. On March 16, 2004, the Company converted its preferred stock into 1,500,000 shares of BUI common stock, and sold 750,000 shares at $2.30 per share in a private placement transaction. This sale resulted in a gain of approximately $565, which was included in interest and other income in the three months ended March 31, 2004 and was based on specific identification of the securities sold and their related cost basis. Through several open market transactions during the three months ended June 30, 2004, the Company sold the remaining 808,546 of these shares, resulting in a gain of approximately $811, which was included in interest and other income in the three and six months ended June 30, 2004.

Note 6 - Debt

A summary of the Company’s outstanding debt is as follows:

	Maturity date	September 30, 2005			December 31, 2004
		Gross debt	Discounts	Reported debt	Gross debt	Discounts	Reported debt
Convertible note payable[1]	October 14, 2007	$3,676	$(446)	$3,230	$5,003	$(605)	$4,398

Subordinated notes payable to a related party[2]	December 31, 2006	71,109	(3,761)	67,348	52,100	(6,085)	46,015

Common stock warrants	October 14, 2009	91	—	91	322	—	322

Total outstanding debt		$74,876	$(4,207)	$70,669	$57,425	$(6,690)	$50,735

1 On September 30, 2005, the Company, in conjunction with the completion of the sale of the Telecommunications business described in Note 7 of these unaudited condensed consolidated financial statements, agreed to modification to the security interest in the Company held by the convertible note holder as follows: (a) to release the security interest in the assets being disposed of in the sale of the Telecommunications assets, (b) to convert the security interest of the convertible note to the senior debt position, (c) to place $1,800 into a restricted cash account for the benefit of the convertible note holder, the proceeds of which the convertible note holder is authorized to apply toward scheduled monthly payments under the loan agreement.

2 Includes accrued interest, which each quarter is added to the principal amounts outstanding. The related party debt is subordinated to the convertible note payable, which is guaranteed by Counsel. The current debt arrangement with the convertible note holder prohibits the repayment of the Counsel debt prior to the repayment or conversion of the convertible debt.

Note 7 - Discontinued Operations

Disposition of the Telecommunications Business

Commencing in 2001, the Company entered the Telecommunications segment, acquiring certain assets from the estate of WorldxChange Communications Inc. from bankruptcy. In 2002, the Company also acquired certain assets of the estate of RSL.COM USA Inc. from bankruptcy and in 2003 acquired the shares of Transpoint. The Company entered into an Asset Purchase Agreement, dated as of May 19, 2005, to sell substantially all of the assets and to transfer certain liabilities of the Telecommunications segment of the business to Acceris Management and Acquisition LLC (“AMA” or “Buyer”), an arm’s length Minnesota limited liability company and wholly-owned subsidiary of North Central Equity LLC (“NCE”). In addition, on May 19, 2005, the parties executed a Management Services Agreement (“MSA”), Security Agreement, Note, Proxy and Guaranty. This transaction was completed on September 30, 2005.

The sale resulted in a gain on disposition of $6,387, net of disposition and business exit costs. In accordance with GAAP, this gain, and the Telecommunications operations for the three and nine months ended September 30, 2005, as well as for all prior periods included in these unaudited condensed consolidated financial statements, have been reported in discontinued operations.

At the closing of the asset sale transaction, C2’s controlling shareholder, Counsel, agreed to provide a $585 loan to NCE. This loan is repayable over six months on a straight-line basis, subject to a holdback in the amount of $320 relating to recorded liabilities of C2 that had not been settled at closing. In conjunction with the closing and the expiration of the MSA, referenced above, the Company and AMA entered into a second Management Services Agreement (“MSA2”) under which the Company has agreed to continue to provide services in certain states where the Buyer, at closing, had not obtained authorization to provide telecommunications services. The Company will be charged a management fee equal to the revenue earned from providing these services by the Buyer. The above is a summary description of the MSA2 and by its nature is incomplete.

The following tables provide additional information with respect to the assets that were disposed of, the liabilities that were assumed in the described transaction, and the operating results of the discontinued operations:

Assets and liabilities - Discontinued Operations	September 30, 2005	December 31, 2004
Cash and cash equivalents	$1,184	$414
Accounts receivable, net	10,288	13,079
Other current assets	1,021	1,472
Total current assets	12,493	14,965

Furniture, fixtures, equipment and software, net	1,766	4,102
Intangible assets, net	809	1,324
Goodwill	947	947
Other assets	617	1,012
Total assets	16,632	22,350

Senior secured revolving credit facility	5,431	4,725
Accounts payable and accrued liabilities	12,710	25,299
Unearned revenue	622	959
Subordinated note payable	4,000	-
Current portion of notes payable to third parties	199	160
Obligations under capital leases	-	1,441
Total current liabilities	22,962	32,584

Notes payable to third parties, less current portion	500	645
Total liabilities	23,462	33,229

Net liabilities	$6,830	$10,879

	Three months ended September 30,		Nine months ended September 30,
Statements of Income - Discontinued Operations	2005	2004	2005	2004

Revenues	$20,222	$27,390	$63,715	$88,532

Operating costs and expenses:
Telecommunications network expense[1]	12,358	15,349	39,454	47,461
Selling, general and administrative	8,466	13,213	27,560	40,436
Provision for doubtful accounts	552	941	2,216	3,908
Depreciation and amortization	626	1,515	2,988	4,862
Total operating costs and expenses	22,002	31,018	72,218	96,667
Operating loss	(1,780)	(3,628)	(8,503)	(8,135)
Other income (expense):
Interest expense	(326)	(707)	(1,393)	(2,187)
Interest and other income	11	205	42	1,079
Total other income (expense)	(315)	(502)	(1,351)	(1,108)
Loss before gain on sale of business	(2,095)	(4,130)	(9,854)	(9,243)

Gain on sale of business (net of $0 tax)	6,387	-	6,387	-

Net income (loss) - discontinued operations (net of $0 tax)	$4,292	$(4,130)	$(3,467)	$(9,243)

1 Exclusive of depreciation expense on telecommunications network assets of $166 and $1,222 for the three months ended September 30, 2005 and 2004, respectively, and $1,545 and $3,861 for the nine months ended September 30, 2005 and 2004, respectively, included in depreciation and amortization.

The gain on the sale of the Telecommunications business was determined as follows:

Consideration received:
Assumption of liabilities by buyer	$23,462
Less: Book value of assets disposed	(16,632)
6,830

Less:
Investment banker fees associated with disposition	(279)
Other costs associated with disposition	(164)

Net gain on sale of business	$6,387

Following the sale, the Company retained the following discontinued liabilities:

Liabilities of Discontinued Operations	September 30, 2005
Legal and regulatory	$2,998
Telecom and related	384
Income and sales taxes	395
Other	543
Total liabilities	$4,320

Sale of assets of ILC

On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to BUI. The sale included the physical assets required to operate C2’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use C2’s proprietary software platform. The sale closed on May 1, 2003 and provided for a post-closing cash settlement between the parties. The sale price consisted of 300,000 shares of Series B convertible preferred stock (8% dividend) of BUI, subject to adjustment in certain circumstances, of which 75,000 shares were subject to an earn-out provision. The earn-out took place on a monthly basis over a fourteen-month period which began January 2003. The Company recognized the value of the earn-out shares as additional sales proceeds when earned. During the year ending December 31, 2003, 64,286 shares of the contingent consideration were earned and were included as a component of gain (loss) from discontinued operations. The fair value of the 225,000 shares (non-contingent consideration to be received) of BUI convertible preferred stock was determined to be $1,350 as of December 31, 2002. As of December 31, 2003, the combined fair value of the original shares (225,000) and the shares earned from the contingent consideration (64,286 shares) was determined to be $1,916. The value of the shares earned from the contingent consideration was included in the calculation of gain from discontinued operations for the year ended December 31, 2003. As additional contingent consideration was earned, it was recorded as a gain from discontinued operations. In the first quarter of 2004, the Company recorded a gain from discontinued operations of $104. This gain was due to the receipt in January 2004 of the remaining 10,714 shares of common stock as contingent consideration, which is recorded as additional gain from discontinued operations.

Upon closing of the sale, BUI assumed all operational losses from December 6, 2002. Accordingly, the gain of $529 for the year ended December 31, 2003 included the increase in the sales price for the losses incurred since December 6, 2002. In the year ended December 31, 2002, the Company recorded a loss from discontinued operations related to ILC of $12,508. No income tax provision or benefit was recorded on discontinued operations.

Note 8 - Other Income

During the third quarter of 2005, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. As a result of these agreements, $160 was received, and has been recorded in interest and other income in the accompanying unaudited condensed consolidated financial statement of operations for the three and nine months ended September 30, 2005. Subsequent to the end of the third quarter, the Company entered into two additional settlement agreements of a similar nature, which will result in $910 being recorded as other income in the fourth quarter of 2005.

Note 9 - Exchange of Assets for Royalty Agreement

At the end of September 2005, the Company entered into a 12 year royalty agreement with a company controlled by an employee, and also provided for continued consulting services from the employee until April 30, 2006. The Company advanced a loan of $140, with repayment contingent upon future royalties. Additionally, the Company contributed furniture, fixtures, equipment and software with a book value of $38 and assigned an operating lease obligation to the employee’s company. At the end of the current reporting period, due to the absence of certainty pertaining to any future economic benefit from the loan, the Company has expensed the loan.

Note 10 - Income Taxes

     The Company recognized no income tax benefit from the losses generated in the nine months ended September 30, 2005 and 2004 because of the uncertainty surrounding the realization of the related deferred tax asset. Pursuant to Section 382 of the Internal Revenue Code, annual usage of the Company’s net operating loss carryforwards, prior to the sale of the Company’s Telecommunications business, was limited to approximately $6,700 per annum until 2008 and $1,700 per annum thereafter as a result of previous cumulative changes of ownership resulting in a change of control of the Company. After the completion of this transaction, the annual usage of the Company’s net operating loss carryforwards is further limited to approximately $2,500 per annum until 2008 and $1,700 per annum thereafter. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years. Restrictions in net operating loss carry forwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions may have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel. There is no certainty that the application of these rules may not reoccur resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions or reductions in net operating loss carryforwards may occur through future merger, acquisition and/or disposition transactions. Any such additional limitations could require the Company to pay income taxes in the future and record an income tax expense to the extent of such liability despite the existence of loss carryforwards.

Note 11 - Related Party Transactions

     During the nine months ended September 30, 2005, Counsel advanced $14,561 and converted $4,447 of interest payable to principal. All loans from Counsel mature on December 31, 2006 and accrue interest at rates ranging from 9% to 10%, with interest compounding quarterly. Some of the loans are subject to an accelerated maturity in certain circumstances. At September 30, 2005, the closing of the sale of the Telecommunications business, which is discussed in more detail in Note 7 to these unaudited condensed consolidated financial statements, invoked the accelerated provisions of these loans. Counsel, in conjunction with the sale, waived the acceleration rights invoked by virtue of the sale and continues to retain its acceleration rights related to future events. On May 16, 2005, Counsel agreed, subject to the completion of the disposition of the Telecommunications operations, to extend its Keep Well through December 31, 2006 and to extend its related party loans through the same period. The Keep Well requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements.

     Allan Silber, the Chief Executive Officer (“CEO”) of C2, is an employee of Counsel. As CEO of C2, until June 30, 2005 he was entitled to an annual salary of $275 and a discretionary bonus of up to 100% of the base salary. Effective July 1, 2005, to reflect the reduced complexity of C2’s business following the disposition of the Telecommunications operations, Mr. Silber agreed to reduce his annual base salary to $138 going-forward, plus a discretionary bonus of 100% of the base salary. Such compensation is expensed and paid by C2.

The Company entered into a Management Services Agreement (the “Agreement”) with Counsel, dated December 23, 2004. Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided by Counsel personnel (excluding Allan Silber, Counsel’s Chairman, President and CEO and the Company’s Chairman and CEO) to the Company for the calendar years of 2004 and 2005. The basis for such services charged is an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. The cost of such services was $280 for the year ended December 31, 2004. Services for 2005 are being determined on the same basis. For each fiscal quarter, Counsel provides the details of the charge for services by individual, including respective compensation and their time allocated to the Company. For the first nine months of 2005, the cost was $338. In accordance with the terms of the convertible note payable, amounts owing to Counsel cannot be repaid while amounts remain owing under the convertible note payable. The foregoing fees for 2004 and 2005 are due and payable within 30 days following the respective year ends, subject to applicable restrictions. Any unpaid fee amounts will bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. The Agreement does not guarantee the personal services of any specific individual at the Company throughout the term of the agreement and the Company will have to enter into a separate personal services arrangement with such individual should their specific services be required. During the first nine months of 2005, the Company did not enter into any such agreements.

Counsel entered into compensation arrangements with one of its executive officers relating to the retention of the personal services of the executive through the disposition of C2’s Telecommunications business. Counsel also entered into a contract with the executive related to the disposition of C2’s Telecommunications business. The fair value of these contracts is $1,000 and has been recorded by the Company as a conferral of a $1,000 benefit to the Company from its controlling shareholder, as required under GAAP. The amount has been reported as an expense of the discontinued operations, and has been credited to contributed surplus. There are no economic consequences to C2 as the result of this conferral of benefit.

Note 12 - Commitments and Contingencies

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

C2 and several of C2’s current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego (the “Court”) on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity. At a September 2, 2005 case management conference, the Court set June 16, 2006 as the trial date for this action and indicated that a trial regarding the derivative action described above would immediately follow.

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., our wholly owned subsidiary, filed a patent infringement lawsuit against ITXC Corp. (“ITXC”) in the United States District Court of the District of New Jersey on April 14, 2004. The complaint alleges that ITXC’s VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” On May 7, 2004, ITXC filed a lawsuit against C2 Communications Technologies Inc., and the Company, in the United States District Court for the District of New Jersey for infringement of five ITXC patents relating to VoIP technology, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network. The Company believes that the allegations contained in ITXC’s complaint are without merit and the Company intends to continue to provide a vigorous defense to ITXC’s claims. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

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

Note 13 - Agent Warrant Program

     During the first quarter of 2004, the Company launched the Acceris Communications Inc. Platinum Agent Program (the “Agent Warrant Program”). The Agent Warrant Program provided for the issuance, to participating independent agents, of warrants to purchase up to 1,000,000 shares of the Company’s common stock. The Agent Warrant Program was established to encourage and reward consistent, substantial and persistent production by selected commercial agents in the telecommunications business serving the Company’s domestic markets and to strengthen the Company’s relationships with these agents by granting long-term incentives in the form of the warrants to purchase the Company’s common stock at current price levels. The Agent Warrant Program was administered by the Compensation Committee of the Board of Directors of the Company.

     The Company discontinued its Agent Warrant Program during the third quarter of 2005. The Company accounted for the warrants issued under the plan under the provisions of the FASB’s Emerging Issue Task Force’s (“EITF”) Issue No. 96-18, and, accordingly, no expense has been recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

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

Forward Looking Information

     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Overview and Recent Developments

C2 Global Technologies Inc. (“C2” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” which was changed to “I-Link Incorporated” in 1997 and to “Acceris Communications Inc.” in 2003. Subsequent to the receipt of shareholder approval of the proposed name change at the 2005 Annual Shareholder Meeting held on August 5, 2005, the Company amended its Articles of Incorporation to effect the name change from “Acceris Communications Inc.” to “C2 Global Technologies Inc.” The new name reflects a change in the strategic direction of the Company in light of the disposition of its Telecommunications business, as discussed below.

C2 owns certain voice over Internet Protocol (“VoIP”) patents which it seeks to license, including U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”). Following the sale of the Telecommunications assets, described below, licensing of intellectual property constitutes the primary business of the Company.

The Company achieved two major milestones in the quarter ended September 30, 2005 that are expected to contribute to the long term success of C2:

·
Completed the disposition of the Telecommunications business, recording a net gain on sale of $6,387 and the accompanying extinguishment of $23,462 of third party obligations. The completion of this transaction resulted in the extension of related party debt through to December 31, 2006, and the securing of funding to pursue our business strategy through the same date, via a Keep Well agreement with our controlling shareholder, Counsel Corporation (“Counsel”).

·	Was awarded patents in VoIP technology from the People’s Republic of China and in Canada, corresponding to U.S. Patent No. 6,243,373.

Company History

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

In 2002, the U.S. Patent and Trademark Office issued a patent (No. 6,438,124, the “C2 Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP Services market. The C2 Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or Voice Engines (VoIP Gateways). These local Internet Voice Engines provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and as such, can lead to reduced toll charges. In conjunction with the issuance of our core C2 Patent, we disposed of our domestic U.S. VoIP network in a transaction with Buyers United, Inc. (“BUI”), which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. As part of the sale, we retained all of our intellectual and property rights and patents.

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

The comprehensive nature of the VoIP Patent, which is titled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”, is summarized in the patent’s abstract, which describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.” In conjunction with the acquisition of the VoIP Patent, we agreed to give the vendor 35% of the net earnings from our VoIP Patent Portfolio.

Intellectual property

In addition to the C2 and VoIP Patents, which cover the foundation of any VoIP system, our VoIP architecture patent portfolio includes:

Private IP Communication Network Architecture (Pending) - A disclosed Internet Linked Network Architecture delivers telecommunication type services across a network utilizing digital technology. The unique breadth and flexibility of telecommunication services offered by the Internet Linked Network Architecture flow directly from the network over which they are delivered and the underlying design principles and architectural decisions employed during its creation.

C2 also owns intellectual property that solves VoIP conferencing problems:

Delay Synchronization in Compressed Audio Systems - This invention eliminates objectionable popping and clicking when switching between parties (conferees) in a communications conferencing system employing signal compression techniques to reduce bandwidth requirements.

Volume Control Arrangement for Compressed Information Signals - This invention allows for modifying amplitude, frequency or phase characteristics of an audio or video signal in a compressed signal system without altering the encoder or decoder employed by each conferee in communications information conferencing.

Below is a summary of the Company’s issued and pending patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System	U.S. No. 6,243,373 Australia No. 716096 People’s Republic of China Application No. 96199457.6 Canada No. 2,238,867	Issued

	Internet Transmission System	U.S. No. 6,438,124 People’s Republic of China No. ZL97192954.8	Issued

	Private IP Communication Network Architecture	Confidential	Pending

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued

Fax	Facsimile Transmission System	Confidential	Pending

Together, these patented technologies have been successfully deployed and commercially proven in a nationwide IP network and in C2’s unified messaging service, Application Program Interface and software licensing businesses. The Company is engaged in licensing discussions with third parties domestically and internationally. At present, no royalties are being paid to the Company. We plan to enforce our patents, including retaining outside counsel, to realize value from our intellectual property by offering licenses to service providers, equipment companies and end-users who are deploying VoIP networks for phone-to-phone communications. In this regard, the Company has entered into a contingency arrangement with a third party with expertise in the enforcement of intellectual property rights.

Disposition of the Telecommunications Business

Commencing in 2001, the Company entered the Telecommunications segment, acquiring certain assets from the estate of WorldxChange Communications Inc. from bankruptcy. In 2002, the Company also acquired certain assets of the estate of RSL.COM USA Inc. from bankruptcy and in 2003 acquired the shares of Transpoint. The Company entered into an Asset Purchase Agreement (“APA”), dated as of May 19, 2005, to sell substantially all of the assets and to transfer certain liabilities of the Telecommunications segment of the business to Acceris Management and Acquisition LLC (“AMA” or “Buyer”), a Minnesota limited liability company and wholly-owned subsidiary of North Central Equity LLC (“NCE”). In addition, on May 19, 2005, the parties executed a Management Services Agreement (“MSA”), Security Agreement, Note, Proxy and Guaranty. This transaction was completed on September 30, 2005.

The sale resulted in a gain on disposition of $6,387, net of disposition and business exit costs. In accordance with GAAP, this gain, and the Telecommunications operations for the three and nine months ended September 30, 2005, as well as for all prior periods included in these unaudited condensed consolidated financial statements, have been reported in discontinued operations.

At the closing of the asset sale transaction, C2’s controlling shareholder, Counsel, agreed to provide a $585 loan to NCE. This loan is repayable over six months on a straight-line basis, subject to a holdback in the amount of $320 relating to recorded liabilities of C2 that had not been settled at closing. In conjunction with the closing and the expiry of the MSA, referenced above, the Company and AMA entered into a second Management Services Agreement (“MSA2”) under which the Company has agreed to continue to provide services in certain states where the Buyer, at closing, had not obtained authorization to provide telecommunications services. The Company will be charged a management fee equal to the revenue earned from providing these services by the Buyer. The above is a summary description of the MSA2 and by its nature is incomplete. It is qualified in its entirety by the text of the MSA2, a copy of which is attached to this quarterly report as Exhibit 10.5.

The following tables provide additional information with respect to the assets that were disposed of, the liabilities that were assumed in the described transaction, and the operating results of the discontinued operations:

Assets and liabilities - Discontinued Operations	September 30, 2005	December 31, 2004
Cash and cash equivalents	$1,184	$414
Accounts receivable, net	10,288	13,079
Other current assets	1,021	1,472
Total current assets	12,493	14,965

Furniture, fixtures, equipment and software, net	1,766	4,102
Intangible assets, net	809	1,324
Goodwill	947	947
Other assets	617	1,012
Total assets	16,632	22,350

Senior secured revolving credit facility	5,431	4,725
Accounts payable and accrued liabilities	12,710	25,299
Unearned revenue	622	959
Subordinated note payable	4,000	-
Current portion of notes payable to third parties	199	160
Obligations under capital leases	-	1,441
Total current liabilities	22,962	32,584

Notes payable to third parties, less current portion	500	645
Total liabilities	23,462	33,229

Net liabilities	$6,830	$10,879

	Three months ended September 30,		Nine months ended September 30,
Statements of Income - Discontinued Operations	2005	2004	2005	2004

Revenues	$20,222	$27,390	$63,715	$88,532

Operating costs and expenses:
Telecommunications network expense[1]	12,358	15,349	39,454	47,461
Selling, general and administrative	8,466	13,213	27,560	40,436
Provision for doubtful accounts	552	941	2,216	3,908
Depreciation and amortization	626	1,515	2,988	4,862
Total operating costs and expenses	22,002	31,018	72,218	96,667
Operating loss	(1,780)	(3,628)	(8,503)	(8,135)
Other income (expense):
Interest expense	(326)	(707)	(1,393)	(2,187)
Interest and other income	11	205	42	1,079
Total other income (expense)	(315)	(502)	(1,351)	(1,108)
Loss before gain on sale of business	(2,095)	(4,130)	(9,854)	(9,243)

Gain on sale of business (net of $0 tax)	6,387	-	6,387	-

Net income (loss) - discontinued operations (net of $0 tax)	$4,292	$(4,130)	$(3,467)	$(9,243)

1 Exclusive of depreciation expense on telecommunications network assets of $166 and $1,222 for the three months ended September 30, 2005 and 2004, respectively, and $1,545 and $3,861 for the nine months ended September 30, 2005 and 2004, respectively, included in depreciation and amortization.

The gain on the sale of the Telecommunications business was determined as follows:

Consideration received:
Assumption of liabilities by buyer	$23,462
Less: Book value of assets disposed	(16,632)
6,830
Less:
Investment banker fees associated with disposition	(279)
Other costs associated with disposition	(164)

Net gain on sale of business	$6,387

Following the sale, the Company retained the following discontinued liabilities:

Liabilities of Discontinued Operations	September 30, 2005
Legal and regulatory	$2,998
Telecom and related	384
Income and sales taxes	395
Other	543
Total liabilities	$4,320

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

Competition

We are seeking to have telecommunications service providers (“TSPs”) and equipment suppliers (“ESs”) license our technology and patent rights based on our work to date in VoIP technology, which commenced in 1994. In this regard, our competition is existing technology, outside the scope of our patents, which allows TSPs and ESs to deliver communication services to their customers. Several carriers have also recently announced that they are seeking injunction or licensing arrangements for third parties relating to their VoIP patents.

VoIP is in the early stage of adoption by telecommunications companies. While we and many others believe that we will see the proliferation of this technology in the coming years, and while we believe that this proliferation will occur within the context of our patents, there is no certainty that this will occur and that it will occur in a manner that requires organizations to license our patents.

Risk Factors

Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors, which are more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC, include, without limitation:

1)	Our ability to license our intellectual property in the area of VoIP;

2)	Adoption of new, or changes in, accounting principles;

3)	The ability of our controlling shareholder to fund our operations, as contracted, through December 31, 2006; and

4)	Other risks referenced from time to time in our filings with the SEC and other regulatory bodies.

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

The critical accounting estimates used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. To aid in the understanding of our financial reporting, a summary of significant accounting policies are described in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Contractual Obligations

        The following table summarizes the amounts of payments due under specified contractual obligations as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations, excluding interest	$1,765	$73,020	$—	$—

Common stock warrants	—	—	91

Operating lease obligations	4	—	—	—

Total	$1,769	$73,020	$91	$—

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, at September 30, 2005 we had a stockholders’ deficit of $74,290 (December 31, 2004 - $61,965) and negative working capital of $6,881 (December 31, 2004 - $21,352). The reduction of the working capital deficit is due primarily to the disposition of the Telecommunications net liabilities, as discussed above.

During the third quarter of 2005, the Company financed its continuing operations primarily through advances from a related party of $4,349 (YTD - $14,561), while discontinued operations were primarily financed by the buyer of the Telecommunications assets through advances which, at closing, formed additional consideration for the assets disposed of by the Company in the third quarter of 2005. Related party debt, including accrued interest and net of unamortized discount, owed to the Company’s majority stockholder, Counsel, is $67,348 at September 30, 2005, compared to $46,015 at December 31, 2004. This related party debt was extended in conjunction with the disposition of the Telecommunications business and now matures on December 31, 2006. The related party debt is supplemented by a Keep Well agreement from Counsel, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements through December 31, 2006.

A summary of the Company’s outstanding debt is as follows:

	Maturity date	September 30, 2005			December 31, 2004
		Gross debt	Discounts	Reported debt	Gross debt	Discounts	Reported debt
Convertible note payable[1]	October 14, 2007	$3,676	$(446)	$3,230	$5,003	$(605)	$4,398

Subordinated notes payable to a related party[2]	December 31, 2006	71,109	(3,761)	67,348	52,100	(6,085)	46,015

Common stock warrants	October 13, 2009	91	—	91	322	—	322

Total outstanding debt		$74,876	$(4,207)	$70,669	$57,425	$(6,690)	$50,735

1 On September 30, 2005, the Company, in conjunction with the completion of the sale of the Telecommunications business described in Note 7 of these unaudited condensed consolidated financial statements, agreed to modification to the security interest in the Company held by the convertible note holder as follows: (a) to release the security interest in the assets being disposed of in the sale of the Telecommunications assets, (b) to convert the security interest of the convertible note to the senior debt position, (c) to place $1,800 into a restricted cash account for the benefit of the convertible note holder, the proceeds of which the convertible note holder is authorized to apply toward scheduled monthly payments under the loan agreement.

2 Includes accrued interest, which each quarter is added to the principal amounts outstanding. The related party debt is subordinated to the convertible note payable, which is guaranteed by Counsel. The current debt arrangement with the convertible note holder prohibits the repayment of the Counsel debt prior to the repayment or conversion of the convertible debt.

Working Capital

Cash, cash equivalents and restricted cash as of September 30, 2005 were $1,894 compared to $44 at December 31, 2004.

Our working capital deficit decreased $14,471 to $6,881 as of September 30, 2005, from $21,352 as of December 31, 2004. The reduction of the working capital deficit is due to the disposition of the Telecommunications business as discussed above. We believe our existing capital resources are adequate to finance our operations until December 31, 2006. However, our long-term viability is dependent upon successful operation of our business, our ability to pursue licensing arrangements in the marketplace and our ability to manage and raise additional funds to meet our business objectives.

Cash flows from operating activities

Cash used in operating activities (excluding non-cash working capital and discontinued operations) during the three months ended September 30, 2005 was $525, as compared to cash used of $792 during the same period in 2004. The reduction is primarily due to a reduction in net losses from continuing operations in the reporting period due to a reduction in the scale of the operations of the business.

Cash used in operating activities (excluding non-cash working capital and discontinued operations) during the nine months ended September 30, 2005 was $3,039, as compared to cash used of $1,966 during the same period in 2004. Net cash used in operating activities (excluding discontinued operations) during the nine months ended September 30, 2005 was $2,359, as compared to $2,475 during the same period in 2004. The net loss from continuing operations increased by $3,931. This was offset by an increase in interest added to related party debt of $1,361 and increased amortization of debt discounts in the amount of $361. Accounts payable decreased by $546 in the first nine months of 2004, but increased by $708 during the first nine months of 2005, for a net increase of $1,254. As well, in the first nine months of 2004 the Company recorded a gain on the sale of investment in common stock of $1,376; there were no similar items in the first nine months of 2005.

Cash flows from investing activities

Net cash used by investing activities (excluding discontinued operations) during the three months ended September 30, 2005 and 2004 was $0.

Net cash used by investing activities (excluding discontinued operations) during the nine months ended September 30, 2005 was $0, as compared to net cash provided of $3,581 for the same period in 2004. In 2004, net cash provided related to $3,581 in proceeds received from the sale of common stock in BUI. There were no similar sales of investments in the first nine months of 2005.

Cash flows from financing activities

Financing activities (excluding discontinued operations) provided net cash of $4,055 during the three months ended September 30, 2005, as compared to $2,244 for the same period in 2004. The increase in the current quarter related primarily to the Company requiring additional cash to place into a restricted account in favor of the convertible note holder. The cash was required as replacement security for the security released in conjunction with the disposition of the Telecommunication operations which occurred in the current reporting period, as discussed above.

Financing activities (excluding discontinued operations) provided net cash of $13,235 during the nine months ended September 30, 2005, as compared to $11,698 for the same period in 2004. The difference of $1,537 is due to an increase of $2,857 in proceeds from the issuance of subordinated notes payable to a related party, offset by $1,326 in payments of notes to third parties. There were no third party notes outstanding for the first nine months of 2004, and therefore there were no similar transactions in 2004.

Management’s Discussion of Results of Operations

The following table displays the Company’s unaudited consolidated quarterly results of operations for the seven quarters ended September 30, 2005, as well as for the nine months ended September 30, 2004 and 2005.

	2004 (unaudited)				2005 (unaudited)			Nine months ended September 30, 2004	Nine months ended September 30, 2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	(unaudited)	(unaudited)

Revenues:
Technologies	$450	$90	$—	$—	$—	$—	$—	$540	$—
Total revenues	450	90	—	—	—	—	—	540	—
Operating costs and expenses:
Selling, general, administrative and other	845	769	779	1,574	837	1,162	490	2,393	2,489
Research and development	—	106	119	217	150	151	88	225	389
Depreciation and amortization	5	5	5	5	9	9	9	15	27
Total operating costs and expenses	850	880	903	1,796	996	1,322	587	2,633	2,905
Operating income (loss)	(400)	(790)	(903)	(1,796)	(996)	(1,322)	(587)	(2,093)	(2,905)

Other income (expense):
Interest expense	(2,832)	(1,708)	(1,855)	(2,159)	(2,631)	(3,509)	(2,055)	(6,395)	(8,195)
Other income	609	810	21	48	—	1	120	1,440	121
Total other income (expense)	(2,223)	(898)	(1,834)	(2,111)	(2,631)	(3,508)	(1,935)	(4,955)	(8,074)
Loss from continuing operations	(2,623)	(1,688)	(2,737)	(3,907)	(3,627)	(4,830)	(2,522)	(7,048)	(10,979)
Gain (loss) from discontinued operations, net of $0 tax	1,415	(6,528)	(4,130)	(2,585)	(4,481)	(3,278)	4,292	(9,243)	(3,467)
Net income (loss)	$(1,208)	$(8,216)	$(6,867)	$(6,492)	$(8,108)	$(8,108)	$1,770	$(16,291)	$(14,446)

Three-Month Period Ended September 30, 2005 Compared to Three-Month Period Ended September 30, 2004

The business has narrowed its focus, commencing with the third quarter of 2005, to licensing its intellectual property. In the future, revenue is expected to be derived from licensing intellectual property to third parties.

Selling, general, administrative and other expense, was $490 during the third quarter of 2005 as compared to $779 for the third quarter of 2004. The significant changes included:

·	Compensation expense was $35 in the third quarter of 2005, as compared to $69 in the third quarter of 2004.

·
Legal expenses in the third quarter of 2005 were $42, as compared to $379 in the third quarter of 2004. The decrease was primarily related to less activity in the Company’s litigation with ITXC for patent infringement, as the parties made efforts toward a settlement, as well as less activity associated with the direct and derivative actions against the Company.

·	Accounting and tax consulting expenses were $69 in the third quarter of both 2005 and 2004.

·	Restructuring expenses totaled $152 in the third quarter of 2005, relating to severance costs paid to former employees. There were no similar expenses in the third quarter of 2004.

Research and development (“R&D”) costs - The Company ceased its investment in R&D in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property.

Depreciation and amortization - This expense was $9 in the third quarter of 2005, as compared to $5 during the third quarter of 2004.

The changes in other income (expense) are primarily related to the following:

·
Interest expense - Related party interest expense totaled $1,943 in the third quarter of 2005, as compared to $1,855 in the third quarter of 2004. The increase of $88 is the net effect of two factors. Interest expense increased by $436 due to the quarterly capitalization of interest on the loans and additional advances. This increase was offset by a decrease of $348 in the quarterly amortization of the beneficial conversion feature related to the related party’s ability to convert its debt to equity. Included in related party interest expense in the third quarter of 2005 is $340 of amortization of the beneficial conversion feature (“BCF”), on $17,868 of debt convertible at $5.02 per share. In the third quarter of 2004, amortization of the BCF was $688 on $16,346 of debt convertible at $6.15 per share.

Third party interest expense totaled $112 in the third quarter of 2005, as compared to $nil in the third quarter of 2004. The increase is attributed to $175 of interest expense on the convertible note payable to Laurus Master Fund, Ltd., which was entered into in October 2004, partially offset by a mark to market adjustment on the related Laurus warrants of $64.

·
Other income - In the third quarter 2005, other income totaled $120, as compared to $21 during the third quarter of 2004. In the third quarter of 2005, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $160 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. This was reduced by a loss of $38 on the transfer of furniture, fixtures, equipment and software to a former employee in conjunction with entry into a multi-year royalty agreement. Subsequent to the end of the third quarter, the Company entered into two additional settlement agreements of the same nature, which will result in $910 being recorded as other income in the fourth quarter.

Discontinued operations - In the third quarter of 2005, the Company reported a $4,292 gain from discontinued operations (net of tax of $0), as compared to a loss of $4,130 (net of tax of $0) reported in the third quarter of 2004. The 2005 gain consists of a $2,095 loss related to Telecommunications operations for the quarter, and the $6,387 gain recognized on the disposition of these operations, as discussed in Note 7 to the accompanying unaudited condensed consolidated financial statements. The 2004 loss consists solely of the operations of the Telecommunications segment during the third quarter of 2004.

Nine-Month Period Ended September 30, 2005 Compared to Nine-Month Period Ended September 30, 2004

The business has narrowed its focus, commencing with the third quarter of 2005, to licensing its intellectual property. In the future, revenue is expected to be derived from licensing intellectual property to third parties. Technologies revenues were $0 in the first nine months of 2005 compared to $540 in the first nine months of 2004. The revenues in 2004 relate to a contract that was entered into with a Japanese company in 2003.

Selling, general, administrative and other expense was $2,489 during the first nine months of 2005, as compared to $2,393 for the first nine months of 2004. The significant changes included:

·	Compensation expense was $173 in the first nine months of 2005, as compared to $287 in the first nine months of 2004.

·
Legal expenses in the first nine months of 2005 were $971, as compared to $1,079 in the first nine months of 2004. The decrease was primarily related to less activity in the Company’s litigation with ITXC for patent infringement, as the parties made efforts toward a settlement of matters, as well as less activity associated with the direct and derivative actions against the Company.

·	Accounting and tax consulting expenses were $207 in the first nine months of both 2005 and 2004.

·
Restructuring expenses totaled $152 in the first nine months of 2005, relating to severance costs paid to former employees in the third quarter of 2005. There were no similar expenses in the first nine months of 2004.

Research and development (“R&D”) costs - The Company ceased its investment in R&D in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property.

Depreciation and amortization - This expense was $27 in the first nine months of 2005, as compared to $15 during the first nine months of 2004.

The changes in other income (expense) are primarily related to the following:

·
Interest expense - Related party interest expense totaled $7,893 for the nine months ended September 30, 2005, as compared to $6,382 for the nine months ended September 30, 2004. The increase of $1,511 is the combined effect of two factors. Interest expense increased by $1,305 due to the quarterly capitalization of interest on the loans and additional advances. Additionally, there was an increase of $206 in the amortization of the beneficial conversion feature related to the related party’s ability to convert its debt to equity. Included in related party interest expense in the first nine months of 2005 is $3,446 of amortization of the BCF, on $17,868 of debt convertible at $5.02 per share. In the first nine months of 2004, amortization of the BCF was $3,240 on $16,346 of debt convertible at $6.15 per share.

Third party interest expense totaled $302 in the first nine months of 2005, as compared to $13 in the first nine months of 2004. The increase is attributed to $532 of interest expense on the convertible note payable to Laurus Master Fund Ltd., which was entered into in October 2004, partially offset by a mark to market adjustment on the related Laurus warrants of $230.

·
Other income - This totaled $121 for the first nine months of 2005, as compared to $1,440 during the first half of 2004. In the third quarter of 2005, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $160 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. This was offset by a loss of $38 when fixed assets were transferred to a former employee in return for future royalty revenues, and a loss of $2 relating to forfeiture of security deposits on vacated premises. During the first nine months of 2004, approximately $1,376 related to our sale of BUI common stock.

Discontinued operations - In the nine months ended September 30, 2005, the Company reported a $3,467 loss from discontinued operations, as compared to the $9,243 loss reported in the nine months ended September 30, 2004. The 2005 loss consists of a $9,854 loss related to Telecommunications operations for the nine months, and the $6,387 gain recognized on the disposition of these assets, as discussed in Note 7 to the accompanying unaudited condensed consolidated financial statements. The 2004 loss consists of a $104 gain related to the sale of the ILC business, and $9,347 loss from the Telecommunications operations for the nine months.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. The Company does not engage in material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Our cash equivalents are invested with high quality issuers and we limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our variable interest rate convertible note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall St. Journal (“WSJ interest rate”, 6.75% at September 30, 2005) plus 3% (but not less than 7.0% in total), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price of $0.88 following the effective date (January 18, 2005) of the registration statement covering the common stock issuable upon conversion. Assuming the debt amount on the variable interest rate convertible note at September 30, 2005 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $37 for that twelve-month period. In respect of the variable interest rate convertible note, should the price of the Company’s common stock increase and maintain a price equal to 125% of $0.88 for a twelve month period, the Company would benefit from a reduced interest rate of 2%, resulting in lower interest costs of up to approximately $74 for that twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

The Company and several of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego (the “Court”) on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity. At a September 2, 2005 case management conference, the Court set June 16, 2006 as the trial date for this action and indicated that a trial regarding the derivative action described above would immediately follow.

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., our wholly owned subsidiary, filed a patent infringement lawsuit against ITXC Corp. (“ITXC”) in the United States District Court of the District of New Jersey on April 14, 2004. The complaint alleges that ITXC’s VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” On May 7, 2004, ITXC filed a lawsuit against C2 Communications Technologies Inc., and the Company, in the United States District Court for the District of New Jersey for infringement of five ITXC patents relating to VoIP technology, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network. The Company believes that the allegations contained in ITXC’s complaint are without merit and the Company intends to continue to provide a vigorous defense to ITXC’s claims. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  Our annual meeting of stockholders was held on August 5, 2005.

(b)  Henry Y. L. Toh, Allan Silber and Hal B. Heaton were elected as our Class II directors each to serve for three years or until their successors are duly elected and qualified.

(c)  In addition to the election of directors, there were three additional matters presented to the stockholder vote at the annual meeting: approval of the sale of substantially all of our assets; approval of the name change amendment to our Articles of Incorporation; and ratification of auditor appointment. The following table is a tabulation of the final votes for each of the matters presented at the annual meeting:

	Affirmative /	Withheld		Broker
	Votes	Negative Votes	Abstentions	Non-votes

Election of Henry Y. L. Toh	18,758,463	17,621	-	-

Election of Allan Silber	18,766,334	9,750	-	-

Election of Hal Heaton	18,760,718	15,366	-	-

Approval of the sale of substantially all assets	17,611,624	10,511	4,785	1,149,164

Approval of the name change amendment	18,757,295	15,530	3,258	-

Ratification of BDO Seidman LLP as the Company’s independent auditors	18,768,116	7,054	913	-

(d)   n/a.

Item 5. Other Information

At the November 8, 2005 Board of Directors meeting, Catherine A. Moran was appointed to serve as Vice President of Accounting and Corporate Controller of the Company.  Ms. Moran holds the same position at Counsel Corporation, the Company's majority stockholder.  Ms. Moran joined Counsel Corporation in February 2004.  There is no arrangement or understanding between the newly appointed officer and any other persons pursuant to which she was appointed as discussed above.  Nor are there any family relationships between such person and any executive officers and directors.  Further, there are no transactions involving the Company and the newly appointed officer which transaction would be reportable pursuant to Item 404 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 6. - Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Promissory Note for $4,198,865.30 dated September 30, 2005 between C2 Global Technologies Inc. and Counsel Corporation.

10.2	Promissory Note for $112,500.00 dated September 30, 2005 between C2 Global Technologies Inc. and Counsel Corporation.

10.3	Promissory Note for $37,999.28 dated September 30, 2005 between C2 Global Technologies Inc. and Counsel Corporation.

10.4
First Amendment to Asset Purchase Agreement dated September 30, 2005, by and among Acceris Communications Inc., Acceris Communications Corp., Counsel Corporation, Acceris Management and Acquisition LLC, and North Central Equity LLC

10.5
Management Services Agreement (With Respect to Specified State Customer Bases) dated September 30, 2005, by and among Acceris Communications Inc., Acceris Communications Corp., Counsel Corporation, Acceris Management and Acquisition LLC, and North Central Equity LLC

10.6	Amended and Restated Master Security Agreement dated September 30, 2005, by and among C2 Global Technologies Inc. and certain of its subsidiaries, and Laurus Master Fund, Ltd.

10.7	Cash Collateral Deposit Agreement dated September 30, 2005, by and between C2 Global Technologies Inc. and Laurus Master Fund, Ltd.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: November 10, 2005	By:	/s/ Allan C. Silber Allan C. Silber Chief Executive Officer and Chairman

	By:	/s/ Gary M. Clifford Gary M. Clifford Chief Financial Officer