Form 10-K
period 2005-12-31
C2 Global Technologies Inc
filed 2006-03-29
CIK 849145

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2005

Commission File No. 0-17973
________________

C2 GLOBAL TECHNOLOGIES INC.
(Name of Registrant as Specified in Its Charter)

Florida	52-2291344
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3200 - 40 King St. West, Toronto, Ontario, Canada	M5H 3Y2
(Address of Principal Executive Offices)	(Zip Code)

(416) 866-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.01 par value.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.38 per share on June 30, 2005, as reported by the OTC - Bulletin Board, was approximately $654,000.

As of March 7, 2006, there were 19,237,135 shares of Common Stock, $0.01 par value, outstanding.

PART I

(All dollar amounts are presented in thousands of USD, unless otherwise indicated, except per share amounts)

Item 1. Business.

Overview and Recent Developments

C2 Global Technologies Inc. (“C2” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” which was changed to “I-Link Incorporated” in 1997 and to “Acceris Communications Inc.” in 2003. Subsequent to the receipt of shareholder approval of the proposed name change at the 2005 Annual Shareholder Meeting held on August 5, 2005, the Company amended its Articles of Incorporation to effect the name change from “Acceris Communications Inc.” to “C2 Global Technologies Inc.” The new name reflects a change in the strategic direction of the Company in light of the disposition of its Telecommunications business in the third quarter of 2005, as discussed below.

C2 owns certain patents, detailed below under “History and Development of the Business” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights.

The table below presents information about the net loss and assets of the Company as of and for the three years ended December 31, 2005. Effective with the sale of the Telecommunications business in the third quarter of 2005, the Company no longer has distinct operating segments, as were reported in prior years. The Company’s consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K, have been restated to include the Telecommunications operations as discontinued operations, as required by accounting principles generally accepted in the United States (“GAAP”).

	For the Year Ended December 31,

	2005	2004	2003
Revenues from external customers	$—	$540	$2,164
Other income, net	1,084	1,487	1,138
Interest expense - related party	12,154	8,488	10,175
Interest expense - third party	658	65	875
Loss from continuing operations	14,934	11,105	12,264
Loss from discontinued operations	3,555	11,678	19,164
Total assets	3,490	24,009	39,054

A going concern qualification has been included by the Company’s independent registered public accounting firms in their audit opinions for each of 2003, 2004 and 2005. Readers are encouraged to take due care when reading the independent registered public accountants’ reports included in Item 15 of this report and Management’s Discussion and Analysis included in Item 7 of this report. In the absence of licensing revenues or a substantial infusion of capital, the Company may not be able to continue as a going concern.

Since 2001, the Company has restated its consolidated financial statements three times. It has also reported material weaknesses in internal controls, the most recent of which occurred in the second quarter of 2004, and all of which have since been remedied.

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

In 2002, the U.S. Patent and Trademark Office issued a patent (No. 6,438,124, the “C2 Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP Services market. The C2 Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or Voice Engines (VoIP Gateways). These local Internet Voice Engines provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and as such, can lead to reduced toll charges. Shortly after the issuance of our core C2 Patent, we disposed of our domestic U.S. VoIP network in a transaction with Buyers United, Inc. (“BUI”), which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. As part of the sale, we retained all of our intellectual and property rights and patents.

In 2003, we added to our VoIP patent holdings when we acquired U.S. Patent No. 6,243,373 (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The VoIP Patent, together with the existing C2 Patent and its related international patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enables VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing C2’s patented technology.

The comprehensive nature of the VoIP Patent, which is titled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”, is summarized in the patent’s abstract, which, in pertinent part, describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.” As part of the consideration for the acquisition of the VoIP Patent, we agreed to give the vendor 35% of the net earnings from our VoIP Patent Portfolio.

Revenue and contributions from Technologies operations to date have been based on the sales and deployments of our VoIP solutions, which we are no longer directly marketing, rather than on the receipt of licensing fees and royalties. The timing and sizing of various projects has resulted in a continued pattern of fluctuating financial results. We expect to generate licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights.

The Company has conducted its own research and development activities related to its patents, investing $442 and $389 in 2004 and 2005, respectively.

At the end of September 2005, C2 entered into a 12 year royalty agreement with a company controlled by an employee, in exchange for a loan of $140, with repayment contingent upon future royalties. Additionally, in the third quarter of 2005, C2 contracted for continued consulting services from the employee until April 30, 2006. As of the date of this Annual Report on Form 10-K, no royalties have been received by the Company. At the end of September 2005, due to the absence of certainty pertaining to any future economic benefits, the Company expensed the loan.

Intellectual Property

In the fourth quarter of 2005, the Company was awarded patents for the VoIP Patent from the People’s Republic of China and in Canada, and also received a Notice of Allowance in Canada for the C2 Patent. In addition to the C2 and VoIP Patents, which cover the foundation of any VoIP system, our patent portfolio includes:

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

C2 also owns intellectual property that solves teleconferencing problems:

Delay Synchronization in Compressed Audio Systems - This invention eliminates objectionable popping and clicking when switching between parties (conferees) in a communications conferencing system employing signal compression techniques to reduce bandwidth requirements.

Volume Control Arrangement for Compressed Information Signals - This invention allows for modifying amplitude, frequency or phase characteristics of an audio or video signal in a compressed signal system without altering the encoder or decoder employed by each conferee in a conferencing setting, so that individuals on the conference call can each adjust their own gain levels without signal degradation.

Below is a summary of the Company’s issued and pending patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System (VoIP Patent)	U.S. No. 6,243,373 Australia No. 716096 People’s Republic of China ZL96199457.6 Canada No. 2,238,867	Issued: June 5, 2001 Expires: November 1, 2015 Issued: June 1, 2000 Expires: October 29, 2016 Issued: December 14, 2005 Expires: October 29, 2016 Issued: October 18, 2005 Expires: October 29, 2016

	Internet Transmission System (C2 Patent)	U.S. No. 6,438,124 People’s Republic of China No. ZL97192954.8 Canada	Issued: August 20, 2002 Expires: July 22, 2018 Issued: May 21, 2004 Expires: February 5, 2017 Notice of Allowance received December 2005

	Private IP Communication Network Architecture	Confidential	Pending

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

Fax	Facsimile Transmission System	Confidential	Pending

Disposition of the Telecommunications Business

Commencing in 2001, the Company entered the Telecommunications business, acquiring certain assets of the estate of WorldxChange Communications Inc. from bankruptcy. In 2002, the Company also acquired certain assets of the estate of RSL.COM USA Inc. from bankruptcy, and in 2003 the Company acquired Local Telcom Holdings LLC. Together, these assets made up the Telecommunications segment of the Company’s business, which was owned through the Company’s wholly-owned subsidiary, Acceris Communications Corp. (“ACC”, originally known as WorldxChange Corp.).

In June 2004, the Company began an evaluation process that led to the disposition of its Telecommunications business. CIT Capital Securities LLC, along with C2’s management, examined the markets in which the Telecommunications business operated in order to assess potential merger and acquisition opportunities. In this process C2 contacted more than 60 potential partners. Having assessed various market opportunities, C2 management’s negotiations with a number of potential targets, and with C2 management’s recommendation, C2’s Board of Directors determined that a sale of the Telecommunications business to Acceris Management and Acquisition LLC (“AMA”) was in the best interests of C2’s stockholders.

The Company therefore entered into an Asset Purchase Agreement (“APA”), dated as of May 19, 2005, to sell substantially all of the assets and to transfer certain liabilities of ACC to AMA, a Minnesota limited liability company and wholly-owned subsidiary of North Central Equity LLC (“NCE”). In addition, on May 19, 2005, the parties executed a Management Services Agreement (“MSA”), Security Agreement, Note, Proxy and Guaranty. Upon receipt of the requisite approvals, including shareholder approval, this transaction was completed on September 30, 2005. Subsequent to the sale, ACC’s name was changed to WXC Corp. (“WXCC”).

The sale resulted in a gain on disposition of $6,387, net of disposition and business exit costs. In accordance with GAAP, this gain, and the WXCC operations for the year ended December 31, 2005, as well as for all prior periods included in the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K, have been reported in discontinued operations.

At the closing of the asset sale transaction, C2’s controlling shareholder, Counsel Corporation (together with its subsidiaries, “Counsel”), agreed to provide a $585 loan to NCE. This loan is being repaid over six months on a straight-line basis. The loan is subject to a holdback, the amount of which was $320 at closing, reduced to $200 at December 31, 2005, relating to recorded liabilities of C2 that had not been settled at closing. On September 30, 2005, in conjunction with the closing of the asset sale transaction and the expiration of the MSA, referenced above, the Company and AMA entered into a second Management Services Agreement (“MSA2”) under which the Company agreed to continue to provide services in certain states where AMA, at closing, had not obtained authorization to provide telecommunications services. The Company is charged a management fee by AMA which is equal to the revenue earned from providing these services. During the fourth quarter of 2005, the Company’s revenue and offsetting management fee totaled $1,439, both of which have been recorded as components of discontinued operations. As of December 31, 2005, AMA had obtained authorization to provide telecommunications services in all states except Hawaii, and the Company expects the MSA2 to remain in effect until such time as authorization is obtained.

The following tables provide additional information with respect to the assets that were disposed of and the liabilities that were assumed in the September 30, 2005 transaction, the gain on the sale, and the operating results of the discontinued operations for the years ending December 31, 2005, 2004 and 2003:

Assets disposed of and liabilities assumed	September 30, 2005

Cash and cash equivalents	$1,184
Accounts receivable, net	10,288
Other current assets	1,021
Total current assets	12,493

Furniture, fixtures, equipment and software, net	1,766
Intangible assets, net	809
Goodwill	947
Other assets	617
Total assets	16,632

Senior secured revolving credit facility	5,431
Accounts payable and accrued liabilities	12,710
Unearned revenue	622
Subordinated note payable	4,000
Current portion of notes payable to third parties	199
Total current liabilities	22,962

Notes payable to third parties, less current portion	500
Total liabilities	23,462

Net liabilities	$6,830

The gain on the sale of the ACC business was determined as follows:

Consideration received:
Assumption of liabilities by AMA	$23,462
Less: Book value of assets disposed	(16,632)
6,830

Less:
Investment banker fees associated with disposition	(279)
Other costs associated with disposition	(164)

Net gain on sale of business	$6,387

Statements of Operations -Discontinued Operations

	2005[3]	2004	2003

Revenues	$65,154	$112,595	$133,765

Operating costs and expenses:
Telecommunications network expense[1]	39,308	60,067	86,006
Selling, general and administrative	29,232	50,313	52,754
Provision for doubtful accounts	2,216	5,229	5,432
Depreciation and amortization	2,988	6,956	7,125
Total operating costs and expenses	73,744	122,565	151,317
Operating loss	(8,590)	(9,970)	(17,552)
Other income (expense):
Interest expense	(1,394)	(2,796)	(2,219)
Interest and other income	42	984	78
Total other income (expense)	(1,352)	(1,812)	(2,141)
Loss before gain on sale of business	(9,942)	(11,782)	(19,693)

Gain on sale of business (net of $0 tax)[2]	6,387	104	529

Net loss - discontinued operations (net of $0 tax)	$(3,555)	$(11,678)	$(19,164)

1 Exclusive of depreciation expense on telecommunications network assets of $1,545, $5,056 and $3,918 for the years ended December 31, 2005, 2004 and 2003, respectively, included in depreciation and amortization.

2 In 2005, this represents the gain on the sale of the ACC business. In 2004 and 2003, this is related to the gain on the sale of the ILC operations.

3 Includes post-closing activities in the fourth quarter, related to the Telecommunications business sold on September 30, 2005.

Employees

As of December 31, 2005, as a result of the sale of the Telecommunications business and the cessation of its Technologies-related research and development activities, C2 had five employees, four of whom are also employees of Counsel, whose salaries are paid by Counsel. Under the terms of a management services agreement (the “Agreement”), as described in Item 11 of this Annual Report on Form 10-K, the Counsel employees provide management and administrative services to C2 and the associated costs are allocated to C2. The Company expects to hire additional employees in 2006 as it pursues its patent licensing strategy, although there are no specific plans at this time.

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

The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have been driving this change include:

•	entry of new competitors and investment of substantial capital in existing and new services, resulting in significant price competition

•	technological advances resulting in a proliferation of new services and products and rapid increases in network capacity

•	The Telecommunications Act of 1996 Act; as amended (“1996 Act”), and

•	growing deregulation of communications services markets in the United States and in selected countries around the world.

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

Competition

We are seeking to have telecommunications service providers (“TSPs”), equipment suppliers (“ESs”) and end users license our patents. In this regard, our competition is existing technology, outside the scope of our patents, which allows TSPs and ESs to deliver communication services to their customers.

VoIP is becoming a widespread and accepted telecommunications technology, with a variety of applications in the telecommunications and other industries. While we and many others believe that we will see continued proliferation of this technology in the coming years, and while we believe that this proliferation will occur within the context of our patents, there is no certainty that this will occur, or that it will occur in a manner that requires organizations to license our patents.

Government Regulation

As a result of, and subsequent to, the disposition of our Telecommunications business, we are no longer subject to various regulatory requirements, at the federal, state and local levels, which were applicable to our operations in prior years. However, the following remain relevant to our operations:

VoIP Notice of Proposed Rule Making

In February 2004, the Federal Communications Commission (“FCC”) issued the VoIP Notice of Proposed Rulemaking (the “VoIP NPRM”) to solicit comments on many aspects of the regulatory treatment of VoIP services. The FCC continues to consider the possibility of regulating access to IP-based services, but has not yet decided on the appropriate level of regulatory intervention for IP-based service applications. It has, through several decisions, sought to exercise its pre-emptive authority to designate VoIP as an interstate service, thus pre-empting state regulation of VoIP and placing the FCC as the sole regulator of the service - a position that has been challenged by several state public utility commissions. Further, the VoIP NPRM will likely address the applicability of access charges to VoIP services. Access charges provide compensation to local exchange carriers for traffic that originates or terminates on their networks. Certain LECs have argued that certain types of VoIP carriers provide the same basic functionality as traditional telephone service carriers, in that they carry a customer’s call from an origination point to a termination destination. Any ruling or decision from the FCC requiring VoIP carriers to pay access charges to ILECs for local loop use may adversely affect our ability to license our VoIP technology to TSPs, ESs and end users, as described above.

Other Legislation

Recent legislation in the United States including the Sarbanes-Oxley Act of 2002 has increased regulatory and compliance costs as well as the scope and cost of work provided to us by our independent registered public accountants and legal advisors. Based on the current timetable, the Company will be subject to Section 404 reporting in 2007. As implementation guidelines continue to evolve, we expect to incur costs, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies, thereby reducing profitability.

Available Information

C2 is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that C2 file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including C2, which file electronically with the SEC. In addition, C2’s Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company makes available free of charge through its Internet web site, http://www.c-2technologies.com (follow Investor Relations tab to link to “SEC Filings”) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors.

You should carefully consider and evaluate these risk factors, as any of them could materially and adversely affect our business, financial condition and results of operations, which, in turn, can adversely affect the price of our securities.

Reports of our independent registered accountants have been qualified and make reference to the going concern risk.

In each of their audit reports for the years ended December 31, 2003, 2004 and 2005, our independent registered public accounting firm has made reference to the substantial doubt of our ability to continue as a going concern. Before considering making an investment or becoming a stakeholder in C2, you should carefully review the aforementioned accountants’ reports and ensure that you have read, understood and obtained relevant advice from consultation with your financial and other advisors.

We are primarily dependent upon an ongoing commitment from Counsel to fund, through long-term intercompany advances or equity contributions, all of our capital investment, working capital or other operational cash requirements through December 31, 2006.

Counsel is the 91% equity holder and 95% debt holder of the Company at December 31, 2005. Counsel has committed to fund the operating cash requirements of the Company through December 31, 2006. C2 may be unable to meet its obligations as they come due should Counsel be unable or unwilling to meet its commitment to provide financial support as necessary through December 31, 2006.  See the section entitled “Certain Relationships and Related Transactions” in Item 13 of this report.

We have no commitments in place to fund operations beyond December 31, 2006

Management’s forecasts do not anticipate the Company achieving breakeven cash flows by December 31, 2006. Accordingly, the Company will need to obtain third party financing in order to continue operations beyond this date. As of the date of this report, management has not attempted to arrange additional financing beyond the maturity of the Counsel Keep Well, which expires on December 31, 2006, and there is no assurance that management will be able to obtain financing on favorable financial terms to fund the operations of the Company beyond this date. Management, with the assistance of legal counsel, is looking to realize on the value of its intellectual property in the form of licensing or royalty payments from third parties. There is no certainty that the Company’s strategy will be successful.

We may need to settle our convertible notes in cash.

Conversion of existing convertible notes is primarily at the option of the holders. Should the holders decide not to convert or should other conditions not be met regarding stock price, the Company may be required to deliver cash to settle amounts due in respect of interest, and/or principal at various times in the future. There can be no assurance that we will be able to generate sufficient cash from operations or from third party financing in order to be able to do so.

Our assets serve as collateral under both a convertible note and loans from related parties. If we were to default on any of these loans, the secured lenders could foreclose on our assets. In that event, we would be unable to continue our operations as they are presently conducted, if at all.

Laurus Master Fund, Ltd. (“Laurus”) holds a $3,235 secured convertible note (the “Note”) which is collateralized by a blanket security interest in our assets. The Note matures in October 2007. At December 31, 2005, our assets also secure all debt to Counsel. All Counsel debt is subordinated in favor of the Note. Our aggregate total debt to Counsel at December 31, 2005 of $73,646 may need to be restructured in the event that the Company is unable to satisfy these obligations in cash.

We are subject to litigation.

We are, from time to time, involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The significant litigation matters facing us at this time are detailed below, in Item 3 of this Annual Report on Form 10-K.

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

In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through advances to C2. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits. On March 7, 2005, the dissenting shareholders appealed the decision of the District Court judge to the Fourth District Court of Appeals for the State of Florida, which denied the appeal on June 21, 2005. When the declaratory judgment matter resumes, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

We may fail either to adequately protect our proprietary technology and processes, or to succeed in enforcing our intellectual property rights, which would allow competitors to take advantage of our development efforts.

Included in the Company’s VoIP Patent Portfolio are United States Patents No. 6,243,373 and No. 6,438,124. The value of these patents has yet to be determined. If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to carry out our business strategy or prevent third parties from benefiting from those patents without benefit to the Company. Any currently pending or future patent applications may not result in issued patents. In addition, any issued patents may not have priority over any patent applications of others or may not contain claims sufficiently broad to protect us against third parties with similar technologies, products or processes.

Our principal stockholder, Counsel, has voting control over us and certain of our executive officers are employees of Counsel.

Counsel owns approximately 91% of our outstanding common stock. As a result, Counsel controls all matters requiring approval by the stockholders including the election of the Board of Directors and significant corporate transactions. Our Board of Directors establishes corporate policies and has the sole authority to nominate and elect our officers to carry out those policies. Our Chief Executive Officer, President, Chief Financial Officer, Vice President of Accounting and Corporate Secretary are all employees of Counsel. Our Chief Executive Officer has a supplemental employment contract with C2. Services of Counsel staff working at C2 (excluding the CEO) are paid for pursuant to a management services agreement that exists between Counsel and C2. The control by Counsel could delay or prevent a change in control of C2, impede a merger, consolidation, takeover or other business combination involving us and discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of C2. Other stockholders therefore will have limited participation in our affairs. The four member Board of Directors has three members independent of Counsel. The Board established a special committee of independent directors of the Board in 2004 to consider recommendations of the Company’s management for potential merger, acquisitions and financing activities.

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

Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share. The Board of Directors is authorized to determine the rights and preferences of any additional series or class of preferred stock. The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our shares of common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of C2.

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

We have $18,270 of convertible debt owing to Counsel as of December 31, 2005, convertible into over 3,600,000 shares of our common stock (subject to the effects of anti-dilution, including the effect of the potential conversion of the Laurus Note). We also have $55,375 of non-convertible debt owed to Counsel at December 31, 2005 which may need to be restructured into convertible debt or converted into equity in the event that the Company is unable to satisfy these obligations in cash.

In addition, the Laurus Note is convertible into approximately 3,676,000 shares of common stock. Laurus also holds a Warrant to acquire 1,000,000 shares of common stock of the Company. The Laurus Note is guaranteed by Counsel.

There can be no assurance that we will be able to successfully complete any such future offerings. In the event that any such future sales of securities are effected or we use our common or preferred stock to pay principal or interest on our debt obligations, an investor’s pro rata ownership interest in us may be reduced to the extent of any such issuances and, to the extent that any such sales are effected at consideration which is less than that paid by the investor, the investor may experience dilution and a diminution in the market price of the common stock.

Our internal disclosure controls may not reduce to a relatively low level the risk that a material error in our financial statements may go undetected.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for C2. Accordingly, the Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to C2, including our consolidated subsidiaries, is made known to the Certifying Officers by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. In completing such reporting we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This disclosure, based on our most recent evaluation of our disclosure controls and procedures, is made to our independent accountants and the audit committee of our Board of Directors. All material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information on a timely basis are reported in our public filings. Additionally, any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting, is reported on such filings as applicable.

Over the last three years, the Certifying Officers have reported three separate events of control deficiencies, constituting material weaknesses. Control deficiencies were last reported in the second quarter of 2004. Since that time, the Certifying Officers have reported that the disclosure controls and procedures are effective. We have undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our prior filings. Such measures include making significant systems, process and control changes and we have implemented new technologies to achieve an effective system of controls and procedures as of the quarter ended September 30, 2004 and through the date of this Report on Form 10-K. The three control deficiencies are detailed in the following filings:

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

The telecommunications industry in which we operate is subject to government regulation.

As a result of, and subsequent to, the disposition of the telecommunications business, we are no longer subject to various regulatory requirements. However, we remain subject to certain government regulation at federal, state and local levels. Any change in current government regulation regarding telecommunications pricing, system access, consumer protection or other relevant legislation could have a material impact on our results of operations. Most of the operations of our target market are subject to regulation by the FCC under the Communications Act of 1934, as amended. In addition, certain of our target market’s operations are subject to regulation by state public utility or public service commissions. Changes in the regulation of, or the enactment of changes in interpretation of, legislation affecting us could negatively impact the operations of our target market and therefore negatively affect our opportunities to license our intellectual property.

The telecommunications market is volatile.

During the last several years, the telecommunications industry has been very volatile as a result of overcapacity, which has led to price erosion and bankruptcies. If our potential licensees cannot control their subscriber and customer attrition through maintaining competitive services and pricing, our revenue could decrease significantly as the licensees become unable to meet their financial obligations.

There is a limited public trading market for our common stock; the market price of our common stock has been volatile and could experience substantial fluctuations.

Our common stock is currently quoted on the OTC Bulletin Board and there is a limited public trading market for the common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of the common stock. In addition, the market price of our common stock has been, and may continue to be, volatile. Such price fluctuations may be affected by general market price movements or by reasons unrelated to our operating performance or prospects such as, among other things, announcements concerning us or our competitors, technological innovations, government regulations, and litigation concerning proprietary rights or other matters. In addition, in recent years, the stock market in general, and the market for telecommunications companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies and it may adversely affect the price of our common stock.

We may not be able to utilize income tax loss carryforwards.

Restrictions in our ability to utilize income tax loss carry forwards have occurred in the past due to the application of certain changes in ownership tax rules in the United States. There is no certainty that the application of these rules may not reoccur or that future merger, acquisition and/or disposition transactions may cause further restrictions on our income tax loss carryforwards existing at a particular time. Any such additional limitations could require us to pay income taxes in the future and record an income tax expense to the extent of such liability. We could be liable for income taxes on an overall basis while having unutilized tax loss carryforwards since these losses may be applicable to one jurisdiction and/or particular line of business while earnings may be applicable to a different jurisdiction and/or line of business. Additionally, income tax loss carryforwards may expire before we have the ability to utilize such losses in a particular jurisdiction and there is no certainty that current income tax rates will remain in effect at the time when we have the opportunity to utilize reported tax loss carry forwards.

We have not declared any dividends on our common stock to date and have no intention of doing so in the foreseeable future.

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. Payments of dividends on our outstanding shares of preferred stock must be paid prior to the payment of dividends on our common stock. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2005, we do not have any preferred stock outstanding which has any preferential dividends. So long as 25% of principal amount of the Note held by Laurus remains outstanding, we may not pay any dividends on our common stock. Additionally, under the Florida Act, we cannot pay dividends while we have negative stockholders’ equity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Company does not currently lease or rent premises in the U.S. All operations are carried out from the corporate office of its majority stockholder, Counsel, located in Toronto, Ontario, Canada. The Company is not required to pay rent or other occupancy costs to Counsel. The Company expects to occupy properties in the U.S. in 2006 as it pursues its patent licensing strategy.

Item 3. Legal Proceedings.

On April 16, 2004, certain stockholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”) against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as four present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, among other things, that the Defendants, in their respective roles as controlling stockholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

The Company, Counsel Communications LLC, Counsel Corporation and four of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego (the “Court”) on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity. In February 2006, the plaintiffs in both this action and the derivative action described above changed attorneys. Consequently, the trial date set for June 16, 2006 has been vacated; a new date has not yet been set.

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., our wholly owned subsidiary, filed a patent infringement lawsuit against ITXC Corp. (“ITXC”) in the United States District Court of the District of New Jersey on April 14, 2004. The complaint alleged that ITXC’s VoIP services and systems infringed the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” On May 7, 2004, ITXC filed a lawsuit against C2 Communications Technologies Inc., and the Company, in the United States District Court for the District of New Jersey for infringement of five ITXC patents relating to VoIP technology, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network. On March 17, 2006, the litigation between C2 and ITXC was terminated as a result of the Court approving a Consent Order whereby all claims and counterclaims were dismissed with prejudice as a result of C2’s covenanting not to sue ITXC. The Consent Order was not based on the determination of the merits of any issue in the lawsuits. C2 concluded, based upon information suggesting that the nature and magnitude of the business being conducted through the network at issue do not justify the litigation from an economic standpoint, that it would not be fiscally prudent or beneficial to continue this litigation. The termination of this litigation will allow C2 to pursue other options to realize value from its intellectual property.

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

In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through advances to C2. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described above. On March 7, 2005, the dissenting shareholders appealed the decision of the District Court judge to the Fourth District Court of Appeals for the State of Florida, which denied the appeal on June 21, 2005. When the declaratory judgment matter resumes, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Shares of C2’s common stock, $0.01 par value per share, are traded on the OTC Bulletin Board (“OTCBB”) under the symbol COBT.OB.

The following table sets forth the high and low prices for our common stock for the period as quoted on the OTCBB, from January 1, 2004 through December 31, 2005, based on inter-dealer quotations, without retail markup, markdown, commissions or adjustments, and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2004	$5.10	$2.12
June 30, 2004	3.70	1.45
September 30, 2004	1.60	0.75
December 31, 2004	1.04	0.52

March 31, 2005	$1.01	$0.52
June 30, 2005	0.60	0.35
September 30, 2005	0.51	0.26
December 31, 2005	1.50	0.22

On March 7, 2006, the closing price for a share of the Company’s common stock was $0.70.

Holders

As of March 7, 2006, the Company had approximately 937 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2005, we do not have any preferred stock outstanding which has any preferential dividends. So long as 25% of the principal amount of the Note held by Laurus Master Fund, Ltd. remains outstanding, we may not pay any dividends on our common stock. Additionally, under the Florida Business Corporation Act (the “Florida Act”), we cannot pay dividends while we have negative stockholders’ equity.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2005, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2003 Stock Option and Appreciation Rights Plan	338,250	$1.88	1,661,750

1997 Recruitment Stock Option Plan	14,611	31.06	355,389

1995 Directors Stock Option and Appreciation Rights Plan	7,500	22.50	2,000

1995 Employee Stock Option and Appreciation Rights Plan	—	—	14,037

Director Stock Option Plan	—	—	—

Equity compensation plans not approved by security holders:

Issuance of non-qualified options to employees and outside consultants (1)	366,665	70.99	—

Total	727,026	$37.50	2,033,176

(1)	For a description of the material terms of these options, see Note 17 in the Company’s audited financial statements included in Item 15 of this Report on Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

During the twelve months ended December 31, 2005, 39,600 options were granted to employees, directors and consultants under the 2003 Employee Stock Option and Appreciation Rights Plan. These options were issued with exercise prices that equalled or exceeded fair market value on the date of the grant and vest over a 4-year period subject to the grantee’s continued employment with the Company. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).

We did not make any stock repurchases during the last quarter of 2005.

Item 6. Selected Financial Data.

The following selected consolidated financial information was derived from the audited consolidated financial statements and notes thereto. Prior periods have been amended to reclassify the Telecommunications business as discontinued operations, as discussed in Item 1. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the Consolidated Financial Statements and Notes thereto included in Item 15 in this report.

	2005	2004	2003	2002	2001

Statement of Operations Data :
Revenues:
Technology licensing and development	$—	$540	$2,164	$2,837	$5,697

Operating costs and expenses:
Selling, general, administrative and other	2,785	4,117	4,516	4,281	10,229
Research and development	389	442	—	1,399	2,332
Depreciation and amortization	32	20	—	56	4,123
Total operating costs and expenses	3,206	4,579	4,516	5,736	16,684
Operating loss	(3,206)	(4,039)	(2,352)	(2,899)	(10,987)
Other income (expense):
Interest expense - related party	(12,154)	(8,488)	(10,175)	(2,397)	(1,823)
Interest expense - third party	(658)	(65)	(875)	(2,540)	(371)
Other income	1,084	1,487	1,138	37	670
Other income (expense), net	(11,728)	(7,066)	(9,912)	(4,900)	(1,524)
Loss from continuing operations	(14,934)	(11,105)	(12,264)	(7,799)	(12,511)
Loss from discontinued operations	(3,555)	(11,678)	(19,164)	(20,039)	(31,986)
Net loss	$(18,489)	$(22,783)	$(31,428)	$(27,838)	$(44,497)

Income (loss) from continuing operations applicable to common stockholders	$(14,934)	$(11,105)	$(12,264)	$(7,799)	$2,705

Basic and diluted weighted average shares outstanding	19,237	19,256	7,011	5,828	4,959

Net income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$(0.78)	$(0.57)	$(1.75)	$(1.34)	$0.55
Loss from discontinued operations	(0.18)	(0.61)	(2.73)	(3.44)	(6.45)
Net loss per common share	$(0.96)	$(1.18)	$(4.48)	$(4.78)	$(5.90)

Balance Sheet Data:
Working capital deficit	$(78,055)	$(21,352)	$(26,576)	$(17,244)	$(40,812)
Intangible assets, net	60	80	100	—	1,158
Goodwill	173	173	173	173	173
Total assets	3,490	24,009	39,054	41,446	46,780
Total current liabilities	80,073	36,362	50,887	40,852	64,117
Total long-term obligations:
Related party	—	46,015	28,717	43,881	11,528
Third party	1,359	2,952	—	—	753
Discontinued liabilities	—	645	2,403	14,529	7,380
Stockholders’ deficit	(77,942)	(61,965)	(42,953)	(57,816)	(36,998)

2003 Reverse Stock Split

On November 26, 2003, C2 stockholders approved a 1-for-20 reverse stock split. Accordingly, the earnings per share for years prior to 2003 have been restated to reflect the reverse split. All references to share numbers reflect the reverse stock split unless otherwise noted. In connection with the reverse stock split, the par value of the Company’s common stock changed from $0.007 to $0.01.

Adoption of Significant Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. SFAS No. 123R requires that all stock-based compensation, including options, be expensed at fair value as of the grant date over the vesting period. Companies will be required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. In April 2005, the SEC issued a release to amend the effective date of compliance with SFAS No. 123R to the first quarter of the first fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006. The Company does not expect the adoption of SFAS No. 123R to have a material effect on the Company’s financial position, operations or cash flow.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes (“APB No. 20”), and related Interpretations, and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively, with the cumulative effect of the change taken into opening retained earnings for the earliest period presented, and the prior years’ statements restated to reflect the effect of the new accounting principle. Previously, APB No. 20 required that the cumulative effect of a change in accounting principle be recognized in net income in the year of the change. Although SFAS No. 154 now requires that a change in accounting principle be treated substantially the same as a correction of an error in prior periods, retrospective application is not required if it is impracticable to determine the effects on a specific period or the cumulative effect of the change on all prior periods presented in the financial statements. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, and the Company does not expect adoption of SFAS No. 154 to have a material effect on its financial position, operations or cash flow.

In 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 05-2, The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, Potentially Settled In, a Company’s Own Stock’ ” (“EITF No. 05-2”). Under EITF No. 05-2, instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered conventional, and convertible preferred stock with a mandatory redemption date may qualify as conventional if the economic characteristics indicate the instrument is more akin to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The Company does not expect the adoption of EITF No. 05-2 to have a material effect on the Company’s financial position, operations or cash flow.

Significant Risks and Material Uncertainties

Significant risks and material uncertainties exist in C2’s business model and environment that may cause the data reflected herein to not be indicative of the Company’s future operations and financial condition. These risks and uncertainties include, but are not limited to, those presented above in Item 1A, entitled “Risk Factors”, and below in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are encouraged to read and to obtain the necessary advice in their circumstances before becoming a stockholder in the Company.

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

Business Overview, Recent Developments and Outlook

(All dollar amounts are presented in thousands USD, unless otherwise indicated, except per share amounts)

Please see Item 1, above, of this report for an overview of the Company’s business and development, including information regarding the sale of the Telecommunications business in the third quarter of 2005. Please see Item 1A, above, for description of risk factors that have the potential to impact the Company’s current and future operations, and financial condition.

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, we had a stockholders’ deficit of $77,942 (2004 - $61,965) and negative working capital of $78,055 (2004 - $21,352) at December 31, 2005. The increase in the working capital deficit during 2005 is primarily due to the classification as current, at December 31, 2005, of related party debt of $72,022 (2004 - $46,015) that matures December 31, 2006. It is partially offset by the reduction in current liabilities that resulted from the disposition of the Telecommunications business in the third quarter of 2005. Both continuing and discontinued operations in 2005 were primarily financed through increased related party debt. However, discontinued operations for the period May 1 to September 30, 2005, were financed by the purchaser of the Telecommunications business through advances which, at the closing date of September 30, 2005, formed additional consideration for the assets disposed of by the Company.

The Company had gross third party debt of $3,516 at December 31, 2005, a reduction from the $5,325 owed at December 31, 2004. The third party debt is held by Laurus Master Fund, Ltd. (“Laurus”), and at December 31, 2005 is comprised of a convertible note (the “Note”) in the amount of $3,235 and a warrant with a fair value of $281. The debt to Laurus is secured by all assets of the Company and is guaranteed by Counsel through its maturity of October 2007.

Gross related party debt owing to our 91% common stockholder, Counsel, at December 31, 2005 is $73,646 compared to $52,100 at December 31, 2004. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amounts outstanding.  During 2005, in conjunction with the disposition of the Telecommunications business, described above, Counsel extended the maturity of its debt to December 31, 2006. This debt is supplemented by Counsel’s Keep Well, which requires Counsel to fund, through intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of C2 until December 31, 2006.  The Keep Well is not expected to be extended beyond its current maturity.

Counsel, in addition to guaranteeing the Laurus Note, has also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests, in favor of Laurus. Counsel has further agreed to pledge all of its shares owned in C2 as security for the Laurus debt. In accordance with the Laurus agreement, C2 cannot repay amounts owing to Counsel while the debt with Laurus remains outstanding. Additionally, so long as C2’s debt to Laurus remains outstanding, Counsel may not, without the written consent of Laurus, take any enforcement action to collect its loans owing by C2. Notwithstanding this, Counsel is not expected to extend the maturity date of its loans beyond December 31, 2006. In the event that C2’s debt to Laurus is either prepaid in full or settled by conversion of such debt into shares of C2, Counsel’s subordination agreement shall be terminated with immediate effect.

A summary of the Company’s outstanding debt, including a related common stock warrant, is as follows:

	Maturity Date	December 31, 2005			December 31, 2004
		Gross debt	Discounts	Reported debt	Gross debt	Discounts	Reported debt
Convertible note payable[1]	October 14, 2007	$3,235	$(392)	$2,843	$5,003	$(605)	$4,398

Subordinated notes payable to a related party	December 31, 2006	73,646	(1,624)	72,022	52,100	(6,085)	46,015

Common stock warrant	October 13, 2009	281	—	281	322	—	322

Total outstanding debt		$77,162	$(2,016)	$75,146	$57,425	$(6,690)	$50,735

1 On September 30, 2005, the Company, in conjunction with the completion of the sale of the Telecommunications business, agreed to modifications to the security interest in the Company held by Laurus as follows: (a) release of the security interest in the assets being disposed of in the sale of the Telecommunications business, (b) conversion of the security interest of the convertible Note to the senior debt position, (c) payment of $1,800 into a restricted cash account for the benefit of Laurus, which may be applied toward scheduled monthly payments of the note. As at December 31, 2005, the balance of the restricted cash account was $1,506.

The independent registered public accounting firms’ reports on the consolidated financial statements included in the Company’s annual report on Form 10-K for each of the years ended December 31, 2003, 2004 and 2005 contained an explanatory paragraph wherein they stated the uncertainty about the Company’s ability to continue as a going concern.  Readers are encouraged to take due care when reading the independent registered public accountants’ report included in Item 15 of this report.  Readers are urged to obtain the necessary advice before becoming or continuing as a stockholder in the Company.

There is significant doubt about the Company’s ability to obtain additional financing beyond December 31, 2006 to support its operations once the Keep Well from Counsel expires. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed in Item 1, in order to continue as a going concern. There is no certainty that the Company will be successful in its strategy of generating revenue by realizing value on its intellectual property.

Ownership Structure and Capital Resources

•	The Company is approximately 91% owned by Counsel. The remaining 9% is owned by public stockholders.

•
The Company has aggregate gross debt, including a related common stock warrant, of $77,162 at December 31, 2005. 95% or $73,646 of this debt is owed to Counsel. The remainder of this debt, including the common stock warrant, is held by Laurus, and is guaranteed by Counsel. As discussed above, on September 30, 2005, in conjunction with the sale of the Telecommunications business, the Company placed $1,800 into a restricted cash account for the benefit of the Note holder, which may be applied toward scheduled monthly payments of the Note. At December 31, 2005, the balance of the restricted cash account was $1,506.

•
Since becoming controlling stockholder in 2001, Counsel has invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business. In 2005, Counsel loaned net $15,365 to C2, capitalized $6,180 of interest, and continues to have a commitment to provide the necessary funding to ensure the continued operations of the Company through December 31, 2006. In addition, Counsel has subordinated its debt, and guaranteed C2’s obligations to Laurus. The disposition of the Telecommunications business in the third quarter of 2005 significantly reduced both the complexity and the funding requirements of the Company’s operations, and the Company does not anticipate that Counsel’s investment in 2006 will be comparable to its investment in prior years.

Cash Position

Cash, cash equivalents and restricted cash as of December 31, 2005 were $1,833 compared to $44 in 2004 and $(5) in 2003. Of the $1,833, $1,506 is restricted cash that is on deposit with Laurus; it is reduced each month by the $147 principal payment due on the Note.

Cash utilized in operating activities

Our working capital deficit increased to $78,055 at December 31, 2005 from $21,352 as of December 31, 2004. The increase in working capital deficit is primarily related to the reclassification, at December 31, 2005, of related party debt of $72,022 (2004 - $46,015) from long-term to current liabilities. It is partially offset by the reduction of the working capital deficit related to discontinued operations, from $17,619 in 2004 to $3,763 in 2005, and an increase in cash and cash equivalents from $44 in 2004 to $1,833 in 2005. Although the Company’s existing capital resources (due to the Counsel Keep Well) are adequate to finance operations until December 31, 2006, the Company’s long-term viability depends upon success in the pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives.

Cash used in operating activities (excluding discontinued operations) during 2005 was $2,138 (2004 - $4,163; 2003 - $4,857). Although the net loss from continuing operations increased $3,829 to $14,934 in 2005 compared to $11,105 in 2004, there was a net reduction in operating cash requirements. The loss from discontinued operations decreased $8,123 in 2005 as compared to 2004, primarily due to the gain of $6,387 on the sale of the Telecommunications business at September 30, 2005, and the consequent inclusion of only nine months of Telecommunications operations in 2005 as compared to a full year in 2004. Significant changes in non-cash items were a $1,948 increase in the amortization of debt discounts, from $4,237 in 2004 to $6,185 in 2005, and an increase of $1,876 in the accrued interest added to the debt owing to Counsel. In 2004 the Company recognized a gain of $1,376 on the sale of an investment in common stock; there were no similar transactions in 2005.

Cash provided by investing activities

Net cash provided by investing activities (excluding discontinued operations) during 2005 was $0 (2004 -$3,581, 2003 - $4). In 2004, cash provided by investing activities related to the proceeds from the disposition of securities held in Buyers United Inc. (“BUI”) of $3,581. In 2003, we paid $100 in cash and gave up 35% of the net earnings from our VoIP Patent Portfolio as consideration for the purchase price of U.S. Patent No. 6,243,373.

Cash provided by financing activities

Financing activities (excluding discontinued operations) provided net cash of $12,092 (2004 - $17,162; 2003 - $8,028). The decrease is largely due to a reduction in third-party financing, and the segregation of $1,506 of cash to provide for future payments to Laurus. In 2004, the Company received net proceeds of $4,773 from Laurus. There were no similar transactions in 2005, and in addition there were payments of $1,767 made to Laurus in 2005, for a net decrease of $6,540. This was partially offset by increased financing from Counsel. In 2005, the Company received net $15,365 in financing from Counsel, compared to $12,584 in 2004, an increase of $2,781. Due to the reduction of complexity in the Company’s operations following the sale of the Telecommunications business, the Company expects to receive less financing from Counsel during 2006.

Contractual Obligations

We have no contractual commitments other than our debt. The following table summarizes our contractual obligations, including estimated interest payable, at December 31, 2005:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated notes payable to a related party	$81,049	$81,049	$—	$—	$—
Convertible note payable to a third party	3,599	2,044	1,555	—	—
Warrant to purchase common stock[1]	281	—	—	281	—
Total	$84,929	$83,093	$1,555	$281	$—

1 The warrant is reported at fair value, as determined at the end of each quarter.

Consolidated Results of Operations

Key selected financial data for the three years ended December 31, 2005, 2004 and 2003 are as follows:

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Revenues:
Technology licensing and development	$—	$540	$2,164	% N/A	% (75)

Operating costs and expenses:
Selling, general, administrative and other	2,785	4,117	4,510	(32)	(9)
Provision for doubtful accounts	—	—	6	N/A	N/A
Research and development	389	442	—	(12)	N/A
Depreciation and amortization	32	20	—	60	N/A
Total operating costs and expenses	3,206	4,579	4,516	(30)	1
Operating loss	(3,206)	(4,039)	(2,352)	(21)	72
Other income (expense):
Interest expense - related party	(12,154)	(8,488)	(10,175)	43	(17)
Interest expense - third party	(658)	(65)	(875)	912	(93)
Other income	1,084	1,487	1,138	(27)	31
Total other expense, net	(11,728)	(7,066)	(9,912)	66	(29)
Loss from continuing operations	(14,934)	(11,105)	(12,264)	34	(9)
Loss from discontinued operations, net of $0 tax	(3,555)	(11,678)	(19,164)	(70)	(39)
Net loss	$(18,489)	$(22,783)	$(31,428)	(19)	(28)

2005 Compared to 2004

In order to more fully understand the comparison of the results of continuing operations for 2005 as compared to 2004, it is important to note the significant change that occurred in 2005. On May 19, 2005, we entered into an agreement to sell substantially all of the assets, and to transfer certain liabilities, of ACC to Acceris Management and Acquisition LLC, an unrelated third party. The sale closed on September 30, 2005. In accordance with GAAP, the operational results related to ACC were reclassified as discontinued operations in 2005 and prior years, and accordingly are not included in the following analysis of continuing operations for 2005.

Technologies revenue is derived from licensing and related services revenue. Utilizing our patented technology, VoIP enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications. The Company has engaged, and intends to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights.

Revenue and contributions from this business to date have been based on the sales and deployments of our VoIP solutions, which we are no longer directly marketing, rather than on the receipt of licensing fees and royalties. The timing and sizing of various projects has resulted in a continued pattern of fluctuating financial results. We expect to generate licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights.

Technologies revenues were $0 in 2005 compared to $540 in 2004. The revenues in 2004 relate to a contract that was entered into with a Japanese company in 2003. For this contract, revenue of $600 was recognized in 2003 and revenue of $540 was recognized in 2004.

In connection with the 2003 acquisition of U.S. Patent No. 6,243,373, the Company agreed to remit, to the former owner of the patent, 35% of the net proceeds from future revenue derived from the licensing of the VoIP Patent Portfolio, composed of U.S. Patent Nos. 6,243,373 and 6,438,124. Net proceeds are defined as revenue from licensing the VoIP Patent Portfolio less costs necessary to obtain the licensing arrangement. To date, no payments have been made to the former owner of the patent. As we earn patent licensing revenues, we expect to incur the associated costs.

Selling, general, administrative and other expense was $2,785 for the year ended December 31, 2005 as compared to $4,117 for the year ended December 31, 2004. The significant changes included:

•
Compensation expense was $275 compared to $356 in 2004, including bonuses of $69 in 2005 and $0 in 2004. The reduction is primarily attributable to the reduction, effective July 1, 2005, in the salary earned by the CEO of C2, reflecting the reduced complexity of the Company’s operations following the sale of the Telecommunications business in the third quarter of 2005.

•	Management fee expense charged by our majority stockholder, Counsel, was $450 in 2005 and $280 in 2004. See Item 13 of this Annual Report on Form 10-K for details regarding these management fees.

•	Legal expenses in 2005 were $845 compared to $1,619 in 2004. The decrease in legal expenses resulted primarily from a lower level of activity in the Company’s patent litigation with ITXC.

•
Accounting and tax consulting expenses in 2005 were $251 compared to $411 in 2004. The decrease reflects the reduced complexity of operations in 2005 as compared to 2004. As well, in 2004 the Company changed independent auditors and restated prior years’ financial statements, both of which resulted in atypically high costs for accounting and tax consulting.

•
Travel and entertainment expenses in 2005 were $240 compared to $275 in 2004. Travel expenses in 2006 are expected to be less than in prior years, reflecting the decreased complexity of operations following the sale of the Telecommunications business in the third quarter of 2005.

•
Fees paid to the members of our Board of Directors were $168 in 2005 compared to $214 in 2004. The decrease reflects the fact that the Board was reduced from eight members during 2004 to four members in the first quarter of 2005.

•	Directors and officers insurance expense was $150 in both 2005 and 2004.

•	We incurred restructuring expenses of $152 in 2005, relating to severance costs paid to former employees in the third quarter of 2005. There were no similar expenses in 2004.

•
Consulting expenses in 2004 relating to our Technologies operations were $227. As well, in 2004 we incurred consulting expenses of $90 relating to the restatement of prior years’ financial statements. There were no similar expenses in 2005.

•	SEC filing expenses in 2004 relating to the restatement of prior years’ financial statements were $72. There were no similar expenses in 2005.

Depreciation and amortization - This expense was $32 in 2005 compared to $20 in 2004. In 2005, the Company incurred depreciation expense on equipment that it acquired in December 2004. In 2004, this expense consisted solely of amortization of the VoIP patent.

Research and development costs (“R&D”) - In 2004, the Company resumed R&D activities related to its VoIP technology platform. The Company ceased its investment in R&D in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property. R&D expense was $389 in 2005 compared to $442 in 2004.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense - This totaled $12,154 in 2005 compared to $8,488 in 2004. The increase of $3,666 is largely attributable to a larger average loan balance with our majority stockholder and major creditor, Counsel, due to net advances of $15,365 during 2005. Included in related party interest expense in 2005 is $5,973 of amortization of the beneficial conversion feature, related to Counsel’s ability to convert $18,270 of debt at $5.02 per share. In 2004, amortization of the beneficial conversion feature was $4,126 on $16,714 of debt due to Counsel, convertible at $5.02 per share.

•
Third party interest expense - This totaled $658 in 2005 compared to $65 in 2004. The increase of $593 is due to the fact that the Note with Laurus, entered into on October 14, 2004, was outstanding for all of 2005.

•
Other income - This totaled $1,084 for 2005, as compared to $1,487 for 2004. In the third and fourth quarters of 2005, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $1,115 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. This was partially offset by a charge of $38 when fixed assets were transferred to a former employee in return for future royalty revenues. In 2004, the other income was primarily comprised of gains of $1,376 recognized on the disposition of the Company’s ownership in BUI.

2004 Compared to 2003

When considering the review of the results of continuing operations for 2004 compared to 2003, it is important to note the significant change that occurred in 2003. On December 6, 2002, we entered into an agreement to sell substantially all of the assets and customer base of ILC. The sale closed on May 1, 2003. As a result of the agreement, the operational results related to ILC were reclassified as discontinued operations in 2003 and prior years, and accordingly are not included in the following analysis of continuing operations for 2003.

Technology licensing and development revenues decreased $1,624 to $540 in 2004 from $2,164 in 2003. The decrease was related to having revenue from one contract outstanding in 2004 compared to two contracts in 2003. In 2003, revenue of $1,564 was recognized from a services and licensing contract that was entered into and completed in 2003. A second contract was entered into in 2003, with a Japanese company. Revenue of $600 was recognized in 2003, and $540, the remaining revenue, was recognized in 2004. Technology licensing revenues are project-based and, as such, these revenues have varied from year to year based on the timing and size of the projects and related payments.

Selling, general, administrative and other expense was $4,117 for the year ended December 31, 2004 as compared to $4,510 for the year ended December 31, 2003. The significant changes included:

•
Compensation expense in 2004 was $356 compared to $2,160 in 2003, including bonuses of $0 in 2004 and $339 in 2003. The reduction is primarily attributable to lower staff levels in 2004 compared to 2003. As well, the 2003 expense includes $849 of compensation expense for employees who performed research and development activities in 2004, and whose 2004 salaries were therefore allocated to research and development expense in 2004.

•	Management fee expense charged by our majority stockholder, Counsel, was $280 in 2004 and $130 in 2003. See Item 13 of this Annual Report on Form 10-K for details regarding these management fees.

•
Legal expenses in 2004 were $1,619 compared to $402 in 2003. The increase in legal expenses primarily related to the Company’s patent litigation with ITXC, and legal fees associated with the direct and derivative actions against the Company.

•
Accounting and tax consulting expenses in 2004 were $411, compared to $312 in 2003. The increase is primarily related to the change in the Company’s independent accountants in 2004, as well as the restatement, in 2004, of prior years’ financial results.

•	Travel and entertainment expenses were comparable in 2004 and 2003, at $275 and $288, respectively.

•
Fees paid to the members of our Board of Directors were $214 in 2004 compared to $55 in 2003. Beginning in June 2004, Board compensation was increased to include an annual retainer of $20,000 to each board member, and additional retainers to committee chairs and members, in addition to fees for each meeting attended. Prior to this change in compensation, Board compensation consisted solely of fees for each meeting attended.

•	Directors and officers insurance expense was $150 in 2004, compared to $315 in 2003. The decrease is due to reduced premiums.

•
We incurred consulting expenses of $227 in 2004, relating to our Technologies operations, compared to $32 in 2003. In 2004 we also incurred consulting expenses of $90 relating to the restatement of prior years’ financial statements. Similar expenses in 2003 were $33. Other consulting expenses were approximately $50 in 2004, compared to approximately $250 in 2003.

•	We incurred SEC filing expenses of $72 in 2004 that were related to the restatement of the prior years’ financial statements. Similar expenses in 2003 were $15.

•	We incurred agent commission expenses of $54 in 2003, with $33 relating to our Technologies operations and the remainder to Buyers United transactions. There were no similar expenses in 2004.

•	Facilities expense was $24 in 2004, compared to $120 in 2003. The decrease of $96 was primarily due to lower rent expense in 2004.

Depreciation and amortization - This expense was $20 in 2004 compared to $0 in 2003. The 2004 expense related to amortization of the VoIP Patent.

Research and development costs - We had R&D expenses of $442 in 2004, compared to no R&D expense in 2003. We resumed investing in R&D in the second quarter of 2004, after having ceased R&D activities in 2002.

The changes in other income (expense) were primarily related to the following:

•
Related party interest expense - This totaled $8,488 in 2004 compared to $10,175 in 2003. The reduction of $1,687 is largely attributable to a lower average loan balance with Counsel, due to the fact that $40,673 of debt was converted to equity in November 2003. Included in related party interest expense in 2004 is $4,126 of amortization of the beneficial conversion feature, related to Counsel’s ability to convert $16,714 of debt at $5.02 per share. In 2003, amortization of the beneficial conversion feature was $5,590 on $15,291 of debt due to Counsel, convertible at $6.15 per share. The Counsel debt that was converted carried an interest rate of 10%; therefore the conversion led to approximately $4,000 in annual interest savings. Such savings were reduced by increases in debt due to advances by Counsel during 2004.

•	Third party interest expense - This totaled $65 in 2004 compared to $875 in 2003, due to a reduction in third party debt.

Other income - This totaled $1,487 for 2004, as compared to $1,138 for 2003. In 2004, the other income was primarily comprised of gains of $1,376 recognized on the disposition of the Company’s ownership in BUI. In 2003, the other income was primarily related to the discharge of obligations associated with two settlement agreements totaling $1,141.

Recent Accounting Pronouncements

See Item 6 of this report for a discussion of recent accounting pronouncements and their impact on our financial statements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include revenue recognition, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of deferred tax assets, and contingencies surrounding litigation. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenues where collectibility is not assured are recognized when the total cash collections to be retained by the Company are finalized.

When a license of C2 technology requires continued support or involvement of C2, contract revenues are spread over the period of the required support or involvement. In the event that collectibility is in question, revenue is recorded only to the extent of cash receipts.

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

The Company assesses the fair value of goodwill based upon the fair value of the Company as a whole, with the Company’s valuation being based upon its market capitalization. If the carrying amount of the assets exceeds the Company’s estimated fair value, goodwill impairment may be present. The Company measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds the implied fair value of goodwill.

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. No impairment was present upon the performance of these tests in 2005 and 2004. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, judgments on the validity of the Company’s VoIP Patent Portfolio, or other factors not known to management at this time.

Regularly, the Company evaluates whether events or circumstances have occurred that indicate the carrying value of its other amortizable intangible assets may not be recoverable. When factors indicate an asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset.

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

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a liability accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount is estimable, the Company accounts for the liability in the current period. A change in the circumstances surrounding any current litigation could have a material impact on the financial statements.

Investments

Dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations.

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interest does not allow it to exercise significant influence over the entity. The Company monitors its investments for impairment by considering current factors including economic environment, market conditions, operational performance, and other specific factors relating to the business underlying the investment, and will record impairments in carrying values if appropriate. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee and other investee specific information.

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

Discontinued Operations

In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations and related losses on operations sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Operations for all years presented. Gains are recognized when realized.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Our cash equivalents are invested with high quality issuers and we limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instruments that has a variable interest rate. Our variable interest rate convertible note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall St. Journal (“WSJ interest rate”, 7.25% at December 31, 2005) plus 3% (but not less than 7.0% in total), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price of $0.88 following the effective date (January 18, 2005) of the registration statement covering the Common Stock issuable upon conversion. Assuming the debt amount on the variable interest rate convertible note at December 31, 2005 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $32 for that twelve-month period. In respect of the variable interest rate convertible note, should the price of the Company’s common stock increase and maintain a price equal to 125% of $0.88 for a twelve month period, the Company would benefit from a reduced interest rate of 2%, resulting in lower interest costs of up to approximately $64 for that twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and supplementary data beginning on pages F-1 and S-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective.

Further, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

C2’s Articles of Incorporation, as amended, provide that the Board of Directors shall be divided into three classes, and that the total number of directors shall not be less than five and not more than nine. Each director shall serve a term of three years. As of the date hereof, the Board of Directors consists of four members: one Class I director (Mr. Shimer) and three Class II directors (Messrs. Toh, Heaton, and Silber). The following table sets forth the names, ages and positions with C2 of the persons who currently serve as our directors and executive officers. There are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	57	Chairman of the Board and Chief Executive Officer
Hal B. Heaton	55	Director
Henry Y.L. Toh	48	Director
Samuel L. Shimer	42	Director
Kelly D. Murumets	42	President
Stephen A. Weintraub	58	Executive Vice President, Corporate Secretary and Chief Financial Officer
_______________
(1)	As of December 31, 2005.

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years:

Allan C. Silber, Chairman of the Board and Chief Executive Officer. Mr. Silber was elected to the Board of Directors as a Class II director in September 2001. He was appointed as Chairman of the Board in November 2001, a position he held until October, 2004, and was again appointed as Chairman of the Board in March 2005, following the resignation of James J. Meenan from the Board. Mr. Silber is the Chairman and CEO of Counsel Corporation, which he founded in 1979. Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

Hal B. Heaton, Director. Dr. Heaton was appointed by the Board of Directors as a Class II director on June 14, 2000 to fill a board vacancy. In March 2005, Mr. Heaton was appointed as Chairman of the Special Committee of Independent Directors. From 1982 to present he has been a professor of Finance at Brigham Young University and between 1988 and 1990 was a visiting professor of Finance at Harvard University. Dr. Heaton is a director of MITY Enterprises, Inc., a publicly traded manufacturer of furniture in Orem, Utah. Dr. Heaton holds a Bachelor’s degree in Computer Science/Mathematics and a Master’s in Business Administration from Brigham Young University, as well as a Master’s degree in Economics and a Ph.D. in Finance from Stanford University.

Henry Y.L. Toh, Director. The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992. Mr. Toh became President of C2 in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. Mr. Toh was appointed as Chairman of the Audit Committee in March 2005. Mr. Toh serves as a director of: National Auto Credit, Inc. (previously an originator of sub-prime automobile financing that is transitioning into new lines of business) since December 1998; Teletouch Communications, Inc., a retail provider of Internet, cellular and paging services, beginning in November 2001; Isolagen, Inc., a biotechnology company, since 2003; Crown Financial Group, Inc., a publicly traded registered broker-dealer, (March 2004 - October 2005); and Vaso Active Pharmaceuticals Inc., a development stage company formed for the purpose of marketing and distributing over the counter pharmaceuticals, since August 2004. He has also served as a director and Chief Executive Officer of Four M International Inc., a private investment firm, and as a director and Chief Executive Officer of Amerique Investments since 1992. He is a graduate of Rice University.

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

Kelly D. Murumets Ms. Murumets became a Class III director in February 2003, a position she held until March 2005, at which time the Board was reconfigured to reflect the reduced complexity of operations following the expected sale of the Telecommunications business. Ms. Murumets joined Counsel Corporation as Executive Vice President in February 2002 and was appointed President of C2 in November 2003. Prior to joining Counsel and C2, Ms. Murumets was a Vice President with Managerial Design where she was a valued advisor to clients throughout North America giving leaders the insight and guidance required to implement change, achieve results and improve profitability. Ms. Murumets received her BA from Bishop’s University, her MBA from the University of Western Ontario’s Ivey School of Business and her MSW from Wilfrid Laurier University, where she was the recipient of the Gold Medal and Governor General’s Award. Ms. Murumets resigned as President of the Company effective March 3, 2006, and as Executive Vice President of Counsel effective March 31, 2006.

Stephen A. Weintraub, Executive Vice President, Corporate Secretary and Chief Financial Officer. Mr. Weintraub was appointed Senior Vice President and Secretary of C2 in December 2002. Mr. Weintraub was elected as a Class I director on November 26, 2003, and served as a director until June 15, 2004. He became an Executive Vice President in October 2005 and was appointed Chief Financial Officer in December 2005, following the resignation of Mr. Gary Clifford. Mr. Weintraub joined Counsel in June 1983 as Vice President, Finance and Chief Financial Officer. He has been and is an officer and director of various Counsel subsidiaries. He has been Secretary of Counsel since 1987 and was appointed Senior Vice President in 1989. In December 2004, Mr. Weintraub was promoted to Executive Vice President and Secretary and became Chief Financial Officer again in December 2005. From 1980 to 1983 he was Secretary-Treasurer of Pinetree Development Co. Limited, a private real estate developer and investor. From 1975 to 1980 he was Treasurer and CFO of Unicorp Financial Corporation, a public financial management and holding company. Mr. Weintraub received a Bachelor’s degree in Commerce from the University of Toronto in 1969, qualified as a Chartered Accountant with Clarkson, Gordon (now Ernst & Young LLP) in 1972 and received his law degree (LL.B.) from Osgoode Hall Law School, York University in 1975. Mr. Weintraub is a director of Counsel Corporation, the parent company of C2.

Each officer of C2 is appointed by the Board of Directors and holds his/her office at the pleasure and direction of the Board of Directors.

C2 and four of C2’s current and former executives and board members were named in derivative and securities actions filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, as described above. The Company believes that these claims are without merit and intends to vigorously defend these actions. There is no assurance that these matters will be resolved in the Company’s favor and an unfavorable outcome of these matters could have a material adverse impact on its business, results of operations, financial position or liquidity. See “Item 3 - Legal Proceedings.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of C2 with the SEC. Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2005, except that Catherine Moran, C2’s Vice President of Accounting and Corporate Controller, failed to file a timely Form 3. As of the date of filing this Annual Report, Ms. Moran is in compliance with Section 16(a) reporting requirements.

The Board of Directors

The Board of Directors oversees the business affairs of the Company and monitors the performance of management. The Board of Directors held 12 meetings during the fiscal year ended December 31, 2005. The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee, and the Special Committee of Independent Directors. We do not have a nominating or a corporate governance committee. However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board.

Committees of the Board of Directors

Audit Committee. The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Toh (chairman) and Mr. Heaton, both independent directors. The Audit Committee held four meetings during the last fiscal year. On June 9, 2000, the Board of Directors approved C2’s Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter was attached to the Company’s Definitive Proxy Statement sent to stockholders in October 2003 in connection with the 2003 Annual Meeting of Stockholders. The Audit Committee Charter is reviewed annually and was last reviewed by the Board of Directors on March 23, 2004, at which time no amendments were proposed.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Henry Y.L. Toh is an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Committee. The Compensation Committee reviews and approves the compensation for executive employees. Its membership is currently comprised of Messrs. Toh and Heaton, both independent directors. The Compensation Committee held no meetings during the last fiscal year.

Special Committee of Independent Directors. The Special Committee of Independent Directors reviews and makes recommendations to the Board of Directors on potential merger and acquisition activities of the business and potential financings. The Committee was formed on December 7, 2004 and is comprised of Messrs. Heaton (Chairman) and Toh. Mr. Heaton joined the committee on March 30, 2005. The Special Committee held four meetings during the last fiscal year.

Code of Ethics

C2 has adopted a code of ethics that applies to its principal executive, financial and accounting officers. The C2 Code of Conduct (the “Code”) can be found on the Company’s website at http://www.c-2technologies.com (follow Corporate Governance link to Governance Documents tab). The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to its principal executive, financial and accounting officers by posting such information on its website at the website address set forth above. The Code of Conduct is modified from time to time and is signed annually by all employees of the Company in conjunction with annual performance reviews.

Item 11. Executive Compensation.

The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer during the last year and the four most highly compensated executive officers during the year ended December 31, 2005 whose compensation was in excess of $100,000 (“Named Executive Officers”).

					Long-Term Compensation
	Annual Compensation (in absolute dollars)				Awards		Payouts
Name and Principal Position(5)	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($) (6)
Allan Silber(1)	2005	$206,250	$—	$—	$—	—	$—	$—
Chairman of the Board and	2004	275,000	—	—	—	—	—	—
Chief Executive Officer	2003	—	—	—	—	—	—	—

James G. Ducay (2)	2005	$214,719	$—	$—	$—	—	$—	$114,583
Executive Vice President,	2004	275,000	100,000	450	—	—	—	—
Chief Operating Officer	2003	275,000	—	—	—	150,000	—	—

Kenneth L. Hilton (3)	2005	$118,998	$—	$—	$—	—	$—	$275,000
Executive Vice President,	2004	275,000	—	2,010	—	—	—	—
Sales and Marketing	2003	275,000	55,000	—	—	150,000	—	—

David B. Silverman(4)	2005	$136,534	$—	$—	$—	—	$—	$95,000
Senior Vice President and	2004	133,864	60,000	200	—	75,000	—	—
General Counsel	2003	—	—	—	—	—	—	—

(1)
Mr. Silber was appointed interim Chief Executive Officer and President of C2 as of December 19, 2002. Until June 30, 2005, Mr. Silber was entitled to an annual salary of $275,000 and a discretionary bonus equal to 100% of his base salary. Effective July 1, 2005, his salary was adjusted to $137,500, with a discretionary bonus equal to 100% of his base salary, to reflect the reduced complexity of operations following the sale of the Telecommunications business. For 2004 and 2003, no bonus was awarded. As of the filing of this Annual Report on 10-K, Mr. Silber’s discretionary bonus amount for 2005 has not been determined. In 2003, Mr. Silber elected to assign his salary payable at December 31, 2003 of $275,000 to Counsel. On November 26, 2003, Kelly D. Murumets was appointed President, succeeding Mr. Silber in his capacity as President.

(2)
Mr. Ducay became the President of the Enterprise customer base of C2 on December 10, 2002. In October 2003, Mr. Ducay became the Executive Vice-President and Chief Operating Officer for C2. Mr. Ducay’s employment with C2 was terminated as of July 31, 2005. His termination was not for cause.

(3)	Mr. Hilton became the Executive Vice President, Sales and Marketing, of C2 on January 1, 2003. Mr. Hilton’s employment with C2 was terminated as of May 30, 2005. His termination was not for cause.

(4)	Mr. Silverman became Senior Vice President and General Counsel of C2 in April 2004. Mr. Silverman’s employment with C2 was terminated as of August 31, 2005. His termination was not for cause.

(5)
Ms. Kelly Murumets (President), Mr. Gary Clifford (Vice President of Finance and Chief Financial Officer until December 15, 2005), Mr. Stephen Weintraub (Senior Vice President, Corporate Secretary and Chief Financial Officer) and Ms. Catherine Moran (Vice President of Accounting and Corporate Controller) did not receive any direct compensation from C2 in 2003, 2004 or 2005. On December 31, 2004, C2. entered into a management services agreement (the “Agreement”) with Counsel Corporation, the Company’s majority stockholder, and its wholly-owned subsidiaries (collectively, “Counsel”). Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided by Counsel personnel (excluding Allan C. Silber, Counsel’s Chairman, President and Chief Executive Officer and the Company’s Chairman of the Board and Chief Executive Officer) to the Company for the calendar years of 2004 and 2005. The basis for such services charged was an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. The cost of such services was $450,000 for the year ended December 31, 2005, and $280,000 for the year ended December 31, 2004. The cost for 2006 is estimated to be $225,000, reflecting the reduced complexity of C2 operations following the sale of the Telecommunications business. For each fiscal quarter, Counsel provides the details of the charge for services by individual, including respective compensation and their time allocated to the Company. In accordance with the Laurus agreement, amounts owing to Counsel cannot be repaid while amounts remain owing to Laurus. The foregoing fees for 2004 and 2005 are due and payable within 30 days following the respective year ends, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.

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

Counsel entered into compensation arrangements with Ms. Murumets relating to the retention of her services through the disposition of C2’s Telecommunications business in the third quarter of 2005. Counsel also entered into a contract with Ms. Murumets related to the disposition. The total fair value of these contracts is $1,000,000 and, as required under GAAP, they were recorded by the Company as a conferral of a $1,000,000 benefit to the Company from its controlling shareholder in the third quarter of 2005. The amount has been reported as an expense of the discontinued operations, with an offsetting credit to contributed surplus. There are no economic consequences to C2 as the result of this conferral of benefit.

Ms. Murumets resigned from the Company on March 3, 2006. The Company has chosen not to appoint another President at this time, but to distribute Ms. Murumets’ responsibilities among the Company’s other executives.

(6)	Represents severance paid according to employment contract.

Option Grants in Last Fiscal Year (2005)

There were no stock option grants to the Named Officers during fiscal 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values:

The following table shows information about the value realized on option exercises for each of the Named Officers during fiscal 2005, and the value of their unexercised options at the end of fiscal 2005. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year- End (#) Exercisable/Unexercisable			Value of Unexercised In- The-Money Options At Fiscal Year-End ($) Exercisable/Unexercisable (1)
Allan C. Silber	—	—	—	/	—	—	/	—
Kenneth L. Hilton	—	—	—	/	—	—	/	—
James G. Ducay	—	—	75,000	/	75,000	—	/	—
David B. Silverman	—	—	18,750	/	56,250	—	/	—

(1) None of the unexercised options above are in the money, based on the closing price of the Company’s common stock on December 30, 2005, which was $0.61 per share.

Long-Term Incentive Plan Awards in Last Fiscal Year

There were no long-term incentive plan awards made to the Named Officers during fiscal 2005.

Director Compensation

Commencing in June 2004, Board members who are not employed by C2 or Counsel receive a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and a grant of stock options to purchase 10,000 shares of common stock each year. In addition, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per annum. The directors were also eligible to receive options under our stock option plans at the discretion of the Board of Directors. No discretionary stock options were awarded to directors during 2005.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Kenneth L. Hilton Employment Contract. C2 and Kenneth L. Hilton entered into an employment agreement pursuant to which Mr. Hilton became the Executive Vice President, Sales and Marketing, of C2, effective January 1, 2003. Mr. Hilton’s annual salary was $275,000, and he was eligible for a discretionary bonus of up to 100% of his annual salary in an amount to be determined pursuant to a performance management system, based on performance criteria established at the beginning of each fiscal year. Additionally, in June 2002, the Company made a relocation loan of $100,000 to Mr. Hilton. The loan was due on the earlier of August 1, 2005 or upon sale of Mr. Hilton’s former residence. Mr. Hilton’s employment was terminated effective as of May 30, 2005. The termination was not for cause, and Mr. Hilton was entitled to payment of one year’s salary. As of October 31, 2005, Mr. Hilton had received all payments due to him, and the relocation loan had been repaid in full.

James G. Ducay Employment Contract. C2 and James G. Ducay entered into an employment agreement, which became effective on January 1, 2004. Mr. Ducay’s annual salary was $275,000, and he was eligible for a discretionary bonus of up to 100% of his annual salary in an amount to be determined pursuant to a performance management system, based on performance criteria established at the beginning of each fiscal year. For 2004, Mr. Ducay received a bonus of $100,000. Mr. Ducay’s employment was terminated effective as of July 31, 2005. The termination was not for cause, and Mr. Ducay was entitled to payment of one year’s salary. As of the date of this Annual Report on Form 10-K, Mr. Hilton had received payment of $114,583.34, and the balance will be paid in 2006.

David B. Silverman Employment Contract. C2 and David B. Silverman entered into an employment agreement, effective April 4, 2004, pursuant to which Mr. Silverman became the Senior Vice President and General Counsel of C2. Mr. Silverman’s annual salary was $190,000, and he was eligible for a discretionary bonus of up to 60% of his annual salary in an amount to be determined pursuant to a performance management system, based on performance criteria established at the beginning of each fiscal year. For 2004, Mr. Silverman received a bonus of $60,000. Mr. Silverman’s employment was terminated effective as of August 31, 2005. The termination was not for cause, and Mr. Silverman was entitled to payment of six months’ salary. As of September 1, 2005, Mr. Silverman had received all payments due to him.

Stock Option Plans

At December 31, 2005, the Company has several stock-based employee compensation plans. All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

Director Stock Option Plan

The Company’s Director Stock Option Plan authorized the grant of stock options to directors of the Company. In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the Director Stock Option Plan; however, outstanding options continued to be governed by the terms thereof until exercise or expiration of such options. Options granted under the Director Stock Option Plan were non-qualified stock options exercisable at a price equal to the fair market value per share of common stock on the date of any such grant. Options granted under the Director Stock Option Plan were exercisable not less than six months or more than ten years after the date of grant.

As of December 31, 2005, no options were outstanding. In 2004, options for the purchase of 117 shares of common stock at a price of $17.50 were outstanding. In 2005, these 117 options expired.

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

The 1995 Director Plan also provides for the grant of non-qualified options, on a discretionary basis, to each member of the Board of Directors then serving, to purchase 500 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 9,500 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2005, options to purchase 7,500 (2004 - 8,500) shares of common stock at a price of $22.50 (2004 - $20.00 to $25.00) per share are outstanding and exercisable. No options were granted or exercised under this plan in 2005 and 2004. In 2005, 1,000 options expired (2004 - nil).

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2005, there were no options outstanding under the 1995 Employee Plan. No options were granted or exercised in 2005 or 2004 under the 1995 Employee Plan.

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

As of December 31, 2005, there were options to purchase 14,611 shares (2004 - 56,736 shares) of the Company’s common stock outstanding under the 1997 Plan. The outstanding options vest over three years at exercise prices of $1.40 to $111.26 per share (2004 - $1.40 to $127.50 per share). Options issued under the 1997 Plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2005 and 2004, options to purchase 42,125 and 3,744 shares of common stock, respectively, were forfeited or expired. There were no options granted or exercised during 2005 or 2004.

2000 Employee Stock Purchase Plan

During 2000, the Company obtained approval from its stockholders to establish the 2000 Employee Stock Purchase Plan. The Stock Purchase Plan provides for the purchase of common stock, in the aggregate, up to 125,000 shares. This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages. The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company’s stock on the first or last day of each quarter. This plan was approved by the Board of Directors, subject to stockholder approval, and was effective beginning the third quarter of 2000. The Company issued 1,726 shares to employees based upon payroll withholdings during 2001. There have been no issuances since 2001.

The purpose of the Stock Purchase Plan is to provide incentives for all eligible employees of C2 (or any of its subsidiaries), who have been employees for at least three months, to participate in stock ownership of C2 by acquiring or increasing their proprietary interest in C2. The Stock Purchase Plan is designed to encourage employees to remain in the employ of C2. It is the intention of C2 to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended to issue shares of common stock to all eligible employees of C2 (or any of C2’s subsidiaries) who have been employees for at least three months.

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or its committee; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2005, there were options to purchase 338,250 shares (2004 - 1,359,625 shares) of the Company’s common stock outstanding under the 2003 Plan. The outstanding options vest over four years at exercise prices ranging from $0.56 to $3.00 per share. During 2005, options to purchase 1,060,975 shares (2004 - 433,726 shares) of common stock were forfeited or expired. There were no options exercised during 2005 and 2004, and no SARs have been issued under the 2003 Plan.

Compensation Committee Interlocks and Insider Participation

Mr. Toh was formerly an officer of the Company, as described above. No Compensation Committee members or other directors served as a member of the compensation committee of another entity, whose executive officers served as a director of C2.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 7, 2006 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 7, 2006, there are 19,237,135 shares of common stock and 618 shares of Series N Preferred stock issued and outstanding. Each share of Series N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	0	(3)	*	%
Hal B. Heaton	12,073	(4)	*	%
Henry Y.L. Toh	21,663	(5)	*	%
Stephen A. Weintraub	0	(6)	*	%
Samuel L. Shimer	5,000	(7)	*	%
Counsel Corporation and subsidiaries 40 King Street West Scotia Plaza, Suite 3200 Toronto, Ontario M5H3Y2	21,217,767	(8)	92%
All Executive Officers and Directors as a Group (5 people)	38,736		*	%

*	Indicates less than one percent

(1)
Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o C2 Global Technologies Inc. unless otherwise indicated.

(2)
As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

(3)
Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, and a beneficial owner of approximately 4,843,976 shares or 10.3% of the outstanding stock of Counsel. In September 2001, Mr. Silber became a Director of C2. Mr. Silber was appointed Chairman in November 2001. Mr. Silber was appointed Chief Executive Officer and Interim President of C2 in December 2002 and served as such until November 2003 when the Board appointed Kelly Murumets to succeed Mr. Silber as President. Mr. Silber was succeeded as Chairman of the Board by Mr. James Meenan in October 2004. Mr. Silber remained a Director and Chief Executive Officer of C2 until March 2005, at which time he was re-appointed Chairman when Mr. Meenan resigned from the board in connection with the Company’s expected sale of the Telecommunications segment. Mr. Silber disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

(4)	Represents shares of common stock issuable pursuant to options.

(5)
Represents shares of common stock issuable pursuant to options. Does not include shares held of record by Four M International, Ltd., of which Mr. Toh is a director. Mr. Toh disclaims any beneficial ownership of such shares.

(6)
Mr. Weintraub is Executive Vice President, Secretary and Chief Financial Officer of Counsel and a beneficial owner of 306,102 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. At the December 6, 2002 meeting of the Board of Directors of C2, Mr. Weintraub was appointed to the office of Senior Vice President and Secretary of C2. Mr. Weintraub became an Executive Vice President of C2 in October 2005 and was appointed Chief Financial Officer of the Company effective December 15, 2005. Mr. Weintraub disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

(7)
Mr. Shimer is not an employee of C2; however he is a member of the Board of Directors. He was previously a managing director of Counsel. He is a beneficial owner of 819,011 shares in Counsel, which represents a 1.7% beneficial ownership of Counsel.

(8)
Includes 3,700,372 shares of common stock issuable upon conversion of debt pursuant to a Senior Convertible Loan and Security Agreement, dated March 1, 2001, as amended, in the amount (including accrued interest) of approximately $18,576 as of March 7, 2006. In accordance with the Laurus Master Fund, Ltd. (“Laurus”) agreement, amounts owing to Counsel cannot be repaid while amounts remain owing to Laurus. All of Counsel’s shares have been pledged as security for the Laurus indebtedness, and Counsel has guaranteed the Laurus debt.

Item 13. Certain Relationships and Related Transactions

Transactions with Management and Others

See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between the Company and certain officers, directors and other related parties.

Transactions with Counsel

Initial Acquisition of C2 and Senior Convertible Loan

On March 1, 2001, C2 entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to C2 in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. Advances against the Senior Loan Agreement were structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. Counsel initially could convert the loan into shares of common stock of C2 at a conversion price of $11.20 per common share. The terms of the Senior Loan Agreement also provide that at any time after September 1, 2002, the outstanding debt including accrued interest will automatically be converted into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $20.00 per share. The Senior Loan Agreement also provides that the conversion price is in certain cases subject to adjustment and includes traditional anti-dilution protection for the lender and is subject to certain events of default, which may accelerate the repayment of principal plus accrued interest. Total proceeds available to the Company were $12,000, less debt issuance costs of $600, amortized over three years. The Senior Loan Agreement has been amended several times and the maturity date of the loan plus accrued interest has been extended to December 31, 2006. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price has been adjusted to $5.02 per common share. As of December 31, 2005, the total outstanding debt under the Senior Loan Agreement (including principal and accrued interest) was $18,270 which is convertible into approximately 3,639,412 shares of common stock.

In connection with the above Senior Loan Agreement, C2 granted Counsel a security interest in all of C2’s assets owned at the time of execution of the Senior Loan Agreement or subsequently acquired, including but not limited to C2’s accounts receivable, intangibles, inventory, equipment, books and records, and negotiable instruments held by the Company (collectively, the “Collateral”).

In addition to the foregoing agreements, C2 and Counsel executed a Securities Support Agreement, dated March 1, 2001 (the “Support Agreement”) for the purpose of providing certain representations and commitments by C2 to Counsel, including demand registration rights for common stock issuable upon conversion of the related loan.

Under the Support Agreement of March 1, 2001, C2 also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications, Inc. (a subsidiary of Counsel) into C2. The Company acquired Nexbell on April 17, 2001 and Counsel received 871,724 shares of common stock in C2 as consideration.

In October 2004, Counsel agreed to subordinate its loan and security interest to that of Wells Fargo Foothill, Inc., (“Foothill”), the Company’s asset-based lender, and Laurus Master Fund, Ltd. (“Laurus”), a third party financier, in connection with the Senior Convertible Loan. On June 30, 2005, Foothill assigned its senior lending facility, and its rights thereunder, to Acceris Management and Acquisition, LLC (“AMA”), a wholly-owned subsidiary of North Central Equity LLC, in connection with the sale of substantially all the assets of the Company’s wholly-owned subsidiary, Acceris Communications Corp. (“ACC”), to AMA. Specifically, C2, ACC and AMA executed an amendment to the Foothill Loan Agreement (the “Amendment”). The Amendment was executed in connection with the execution and delivery of a certain Assignment and Acceptance Agreement between Foothill and AMA. On September 30, 2005, upon the closing of the sale of ACC’s assets, AMA released ACC and C2 from any obligations pursuant to the senior lending facility. Following the sale, all of Counsel’s loan and security interests remain subordinated to the Laurus debt.

Assignment of Winter Harbor Common Stock and Debt Interests

Pursuant to the terms of a settlement between Counsel and Winter Harbor and First Media L.P., a limited partnership and the parent company of Winter Harbor (collectively, the “Winter Harbor Parties”), effective August 29, 2003, the Winter Harbor Parties relinquished their right to 118,750 shares of the common stock of C2 to Counsel. These shares were released from escrow and delivered to Counsel.

The Winter Harbor Parties further assigned to Counsel all of their rights with respect to a note payable by C2 of $1,999 drawn down pursuant to a Letter of Credit issued November 3, 1998 to secure certain obligations of C2 together with any accrued interest thereon. The assigned amount together with accrued interest amounted to $2,577 on August 29, 2003. As a result of the settlement and assignment, C2 entered into a new loan agreement with Counsel the terms of which provided that from August 29, 2003 the loan balance of $2,577 would bear interest at 10% per annum compounded quarterly with the aggregate balance of principal and accrued interest payable on maturity of the loan. This loan agreement was subsequently amended and restated to increase the principal of the loan by a further $100 for funding provided by Counsel to enable C2 to acquire a Voice over Internet Protocol patent in December 2003 and to allow for the making of further periodic advances thereunder at Counsel’s discretion. The loan increased due to operating advances of $1,546 and $1,918 in 2003 and 2004, respectively. The maturity date of the loan plus accrued interest has been amended several times, including in connection with the sale of substantially all the assets of ACC to AMA, and currently has been extended to December 31, 2006. There are no conversion features associated with this loan. The terms of the loan agreement provide that certain events of default may accelerate the repayment of principal plus accrued interest. As of December 31, 2005, the total outstanding debt under the loan (including principal and accrued interest) was $7,515.

In October of 2004, Counsel agreed to subordinate its loan repayment rights to the Foothill and Laurus debts. On June 30, 2005, Foothill assigned its senior lending facility to AMA, and on September 30, 2005, upon the closing of the sale of ACC’s assets, AMA released ACC and C2 from any obligations pursuant to the senior lending facility. Following the sale, Counsel’s loan remains subordinated to the Laurus debt.

Loan and Security Agreement and Amended Debt Restructuring

On June 6, 2001, C2 and Counsel entered into a Loan and Security Agreement (the “Loan Agreement”). Any funds advanced to C2 between June 6, 2001 and April 15, 2002, (not to exceed $10,000) were governed by the Loan Agreement and due on June 6, 2002. The loan was secured by all of the assets of C2. As of December 31, 2001, advances under this loan agreement totaled $10,000. On June 27, 2002 the Loan Agreement was amended to an amount of $24,307, which included additional capital advances from Counsel to C2 made from December 31, 2001 through June 6, 2002. The amended agreement also further provided for additional advances as needed to C2, which advances totaled $2,087 through December 31, 2002 and $650 through November 30, 2003.

On July 25, 2002, C2 and Counsel entered into a Debt Restructuring Agreement (“Debt Restructuring Agreement”) which was amended on October 15, 2002 pursuant to an Amended and Restated Debt Restructuring Agreement (“Amended Agreement”). The Amended Agreement included the following terms:

1)
Principal ($24,307) and associated accrued interest ($2,284), as of October 15, 2002, under the Loan Agreement, as amended, would be exchanged for common stock of C2 at $3.77 per share (representing the average closing price of C2’s common stock during May 2002).

2)
Funding provided by Counsel pursuant to the Loan Agreement, as amended ($2,087), and associated accrued interest ($1,996), from October 15, 2002 to December 31, 2002, would be exchanged for common stock of C2 at $3.77 per share (representing the average closing price of C2’s common stock during May 2002).

3)
Counsel would advance to C2 all amounts paid or payable by C2 to its stockholders that exercised their dissenters’ rights in connection with the transactions subject to the debt restructuring transactions and advance the amount of the annual premium to renew the existing directors and officers’ insurance coverage through November 2003.

4)
Counsel would reimburse C2 for all costs, fees and expenses, in connection with the Debt Restructuring Agreement and the Amended Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred, including the Special Committee’s costs to negotiate these agreements and costs related to obtaining stockholder approval. During 2003 and 2002, Counsel reimbursed C2 $132 and $499, respectively, for certain reimbursable expenses, which were recorded as additional paid-in capital.

5)
The issuance of common stock by C2 pursuant to this Agreement would result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2001 Loan Agreement. Whereas the conversion price for the March 1, 2001 Loan Agreement had initially been $11.20, the new conversion price would be adjusted as a result of the anti-dilution provisions of the Senior Loan Agreement. At December 31, 2005, the conversion price was $5.02 per common share.

Effective November 30, 2003, 8,681,096 shares of common stock were issued to Counsel in settlement of the underlying debt and accrued interest totaling $32,721 on the date of the conversion.

Convertible Promissory Note to Fund RSL.COM USA, Inc. (“RSL”) Acquisition

In connection with the acquisition of certain assets of RSL in December 2002, C2 issued a $7,500 convertible note payable (the “Convertible Note”) to Counsel, bearing interest at 10% per annum compounded quarterly which, as amended, was due on June 30, 2005. The Convertible Note was convertible into common stock of C2 at a conversion rate of $1.68 per share. Effective November 30, 2003, Counsel exercised its right to convert the Convertible Note plus accrued interest to that date totaling $7,952 into common stock of C2. This resulted in the issuance of 4,747,522 shares of C2 common stock.

Collateralized Promissory Note and Loan Agreement

During the fourth quarter of 2003, Counsel advanced the sum of $5,600 to C2, evidenced by a promissory note. In January 2004, C2 and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which an additional $2,000 was loaned to C2 and pursuant to which additional periodic loans may be made from time to time (collectively and as amended, the “Promissory Note”). The Promissory Note accrues interest at 10% per annum compounded quarterly from the date funds are advanced. The loan has been amended several times and the maturity date of the loan plus accrued interest has been extended to December 31, 2006. The Promissory Note is secured by the assets of the Company and is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. There are no conversion features associated with the Promissory Note. The loan increased primarily due to operating advances in 2004 and 2005 of $10,662 and $15,365, respectively. The outstanding balance at December 31, 2005 (including principal and accrued interest) was $35,692.

In October of 2004, Counsel agreed to subordinate its loan and security interest in connection with the issuance of the Promissory Note to that of Foothill and Laurus. On June 30, 2005, Foothill assigned its senior lending facility to AMA, and on September 30, 2005, upon the closing of the sale of ACC’s assets, AMA released ACC and C2 from any obligations pursuant to the senior lending facility. Following the sale, Counsel’s loan remains subordinated to the Laurus debt.

Secured Loan to C2

To fund the acquisition of the WorldxChange Communications, Inc. assets purchased and liabilities assumed by C2, on June 4, 2001 Counsel provided a loan (the “Initial Loan”) to C2 in the aggregate amount of $15,000. The loan was subordinated to a revolving credit facility with Foothill, was collateralized by all the assets of the Company and, as amended, had a maturity date of June 30, 2005. On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743, including accrued interest (“the Assigned Loan”), to C2 in exchange for a new loan bearing interest at 10% per annum compounded quarterly and payable on maturity of the loan (“the New Loan”). The New Loan has been amended several times and the maturity date of the loan plus accrued interest has been extended to December 31, 2006. Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provides for certain mandatory prepayments upon written notice from Counsel including an event resulting in the issuance of new shares by C2 to a party unrelated to Counsel where the funds are not used for an approved expanded business plan, the purchase of the Company’s accounts receivable by a third party or where C2 has sold material assets in excess of cash proceeds of $1,000 and certain other events. The New Loan is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. Pursuant to a Stock Pledge Agreement as amended, the New Loan is secured by the common stock held directly by C2 in its operating subsidiary. There are no conversion features associated with the New Loan. As of December 31, 2005, the total outstanding debt under the New Loan (including principal and accrued interest) was $12,168.

Effective October 2004, Counsel’s loan and security interest were subordinated in favor of Foothill and Laurus. On June 30, 2005, Foothill assigned its senior lending facility to AMA, and on September 30, 2005, upon the closing of the sale of ACC’s assets, AMA released ACC and C2 from any obligations pursuant to the senior lending facility. Following the sale, Counsel’s loan remains subordinated to the Laurus debt.

Counsel Keep Well

Counsel has committed to fund, through intercompany advances or equity contribution, all capital investment, working capital or other operational cash requirements of C2 through December 31, 2006 (the “Keep Well”). Counsel is not expected to extend the Keep Well beyond its current maturity.

Counsel Guarantee, Subordination and Stock Pledge

Counsel has guaranteed the debt that the Company owes to Laurus. Counsel has also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests in favor of Laurus. Counsel further agreed to pledge all of its shares owned in C2 as security for the related debts. In accordance with the Laurus agreement, amounts owing to Counsel cannot be repaid while amounts remain owing to Laurus. Notwithstanding this, Counsel is not expected to extend the maturity date of its loans beyond December 31, 2006. In accordance with Counsel’s subordination agreement with Laurus, so long as C2’s debt to Laurus remains outstanding, Counsel may not, without the written consent of Laurus, take any enforcement action to collect its loans owing by the Company. In the event that the C2 debt to Laurus is either prepaid in full or settled via conversion of such debt into shares of the Company, the subordination agreement shall be terminated with immediate effect.

Counsel Management Services

In December 2004, C2 entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, C2 agreed to make payment to Counsel for the past and future services to be provided by certain Counsel personnel to C2 for each of 2004 and 2005. The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2. For the years ended December 31, 2004 and 2005, the cost of such services was $280 and $450, respectively. The cost for 2006 is estimated to be $225, reflecting the reduced complexity of C2 operations following the sale of the Telecommunications business. The foregoing fees for 2004 and 2005 are due and payable within 30 days following the respective year ends, subject to any subordination restrictions then in effect. Any unpaid fee amounts will bear interest at 10% per annum commencing on the day after such year-end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event, subject to any subordination restrictions then in effect. In accordance with the Laurus agreement, amounts owing to Counsel cannot be repaid while amounts remain owing to Laurus.

Counsel provided management services to C2 in 2003, for which no amounts were charged to C2, resulting in the conferral of a benefit of $130.

Item 14. Principal Accountant Fees and Services.

In May 2004 the Company’s Audit Committee engaged BDO Seidman, LLP as the independent registered public accounting firm of the Company for the fiscal years ended December 31, 2004 and 2005. Previously, the Company’s independent registered public accounting firm was PricewaterhouseCoopers LLP.

Fees paid to BDO Seidman, LLP, our independent registered public accounting firm for the period May 19 - December 31, 2004, and for all of 2005, are set forth below. All fees paid to our independent registered public accounting firm were pre-approved by the Audit Committee.

	Year Ended December 31, (in thousands)
	2005	2004
Audit fees	$423	$676
Audit-related fees	80	61
Tax fees	113	106
All other fees	—	—
Total	$616	$843

Fees paid to PricewaterhouseCoopers LLP, our independent registered public accountant for the period January 1 - May 4, 2004 are set forth below, together with fees paid in 2005. All fees paid to PwC were pre-approved by the Audit Committee.

	Year Ended December 31, (in thousands)
	2005	2004
Audit fees	$64	$834
Audit-related fees	—	—
Tax fees	2	23
All other fees	—	—
Total	$66	$857

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2005, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2004 and 2005, and services in connection with our statutory and regulatory filings for the years ended December 31, 2004 and 2005. They amounted to $1,510 and $487, respectively.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for the years ended December 31, 2004 and 2005, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits, accounting consultations, and audits in connection with acquisitions, which amounted to $61 and $80, for the respective years.

Tax Fees

Tax fees were for services related to tax compliance, consulting and planning services rendered during the years ended December 31, 2004 and 2005 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. Tax fees paid amounted to $129 and $115, for the respective years.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2004 and 2005.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. All other tax services must be specifically approved by the Audit Committee.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Changes in Stockholders’ Deficit for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	The following exhibits are filed as part of this Annual Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended (2)

4.1	Senior Convertible Loan and Security Agreement by and between C2 and Counsel Communications LLC, dated March 1, 2001. (3)

4.2	Loan Note by and between Counsel Communications LLC and C2 dated as of March 1, 2001. (3)

4.3	Security Agreement by and between C2, MiBridge Inc and Counsel Communications LLC, dated March 1, 2001. (3)

10.1*	1997 Recruitment Stock Option Plan. (4)

10.2*	2001 Stock Option and Appreciation Rights Plan. (5)

10.2.1*	2003 Stock Option and Appreciation Rights Plan. (6)

10.3*	Employment agreement with James Ducay, dated January 1, 2004. (7)

10.4*	Employment agreement with Kenneth Hilton, dated May 1, 2002. (8)

10.5	Form of Asset Purchase Agreement by and between Counsel Springwell Communications LLC and RSL COM U.S.A. Inc. (9)

10.6	Form of Amendment No. 1 to Asset Purchase Agreement between Counsel Springwell Communications LLC and RSL U.S.A., Inc. (9)

Exhibit Number	Title of Exhibit

10.7	Amended and Restated Debt Restructuring Agreement, dated October 15, 2002. (8)

10.8	Form of Asset Purchase Agreement between Buyer’s United Inc., I-Link Communications Inc., and C2, dated December 6, 2002. (8)

10.9	C2 Convertible Promissory Note for $7,500,000 between C2 and Counsel Corporation (U.S.) dated December 10, 2002. (8)

10.10	Securities Support Agreement by and between Counsel Communications, LLC and C2 dated as of March 1, 2001. (3)

10.11	Promissory note dated as of August 29, 2003, for $2,577,070 issued to Counsel Corporation. (7)

10.12	Promissory note dated March 10, 2004 for $1,546,532 issued to Counsel Corporation (U.S.). (7)

10.13	Loan Agreement dated as of January 26, 2004 between C2 and Counsel Corporation. (7)

10.14	Loan Agreement dated as of October 1, 2003, between C2 and Counsel Corporation (U.S.). (7)

10.15	Amended and Restated Stock Pledge Agreement dated as of January 30, 2004 between C2 and Counsel Corporation (U.S.). (7)

10.16	Amended and Restated Secured Promissory Note dated as of October 1, 2003, for $9,743,479 issued to Counsel Corporation (U.S.). (7)

10.17	Amended and Restated Promissory Note dated January 26, 2004 for $7,600,000 issued to Counsel Corporation. (7)

10.18	Amended and Restated Loan Agreement dated as of January 30, 2004 between C2 and Counsel Corporation (U.S.). (7)

10.19	Third Amendment to Senior Convertible Loan and Security Agreement dated as of November 1, 2003 between C2 and Counsel Corporation. (7)

10.20	Amended and Restated Stock Pledge Agreement dated January 26, 2004 between C2 and Counsel. (10)

10.21	Promissory Note for $917,095 dated March 31, 2004 between C2 and Counsel Corporation (U.S.). (10)

10.22	Promissory Note for $2,050,000 dated March 12, 2004 between C2 and Counsel Corporation. (10)

10.23	$1 million Note dated May 26, 2004. (11)

10.24	$248,020 Promissory Note dated June 30, 2004. (11)

10.25	$3.2 million Promissory Note dated June 30, 2004. (11)

10.26	First Amendment to Loan Agreement dated October 1, 2003. (11)

10.27	Fourth Amendment to Senior Convertible Loan and security Agreement dated March 1, 2001. (12)

Exhibit Number	Title of Exhibit

10.28	First Amendment to Amended and Restated Loan Agreement dated January 30, 2004. (11)

10.29	First Amendment to Loan Agreement dated January 26, 2004. (11)

10.30	Amended and Restated Promissory Note ($2.05 million). (11)

10.31	Amended and Restated Promissory Note ($7.6 million). (11)

10.32	Securities Purchase Agreement dated as of October 14, 2004. (12)

10.33	Secured Convertible Term Note dated October 14, 2004. (12)

10.34	Master Security Agreement dated October 14, 2004 by the Company, C2 Communications Technologies, Inc. and Acceris Communications Corp. (12)

10.35	Registration Rights Agreement dated as of October 14, 2004. (12)

10.36	Common Stock Purchase Warrant issued October 14, 2004. (12)

10.37	Stock Pledge Agreement dated as of October 14, 2004. (12)

10.38	Guaranty dated as of October 14, 2004. (12)

10.39*	Employment Agreement with David Silverman (14)

10.40*	Employment Agreement with Kenneth Hilton, as amended (14)

10.41*	Counsel Management Agreement. (13)

10.42*	Employment Agreement with Eric Lipscomb (15)

10.43	$300,000 Promissory Note dated December 31, 2004 (16)

10.44	$577,992.45 Promissory Note dated December 31, 2004 (16)

10.45	Third Amendment to Amended and Restated Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated January 30, 2004, dated as of April 28, 2005 (17)

10.46	Third Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated June 4, 2001, dated as of April 28, 2005 (17)

10.47
Sixth Amendment to Senior Convertible Loan and Security Agreement between C2 Global Technologies Inc. and Counsel Corporation and Counsel Capital Corporation dated March 1, 2001, dated as of April 28, 2005 (17)

10.48	Third Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of April 28, 2005 (17)

Exhibit Number	Title of Exhibit

10.49	Promissory Note for $6,845,692.00 dated March 31, 2005 between C2 and Counsel Corporation. (19)

10.50	Promissory Note for $187,062.03 dated March 31, 2005 between C2 and Counsel Corporation. (19)

10.51	Promissory Note for $112,500.00 dated March 31, 2005 between C2 and Counsel Corporation. (19)

10.52	Promissory Note for $194,672.61 dated March 31, 2005 between C2 and Counsel Corporation. (19)

10.53	Asset Purchase Agreement, dated as of May 19, 2005 (18)

10.54	Management Services Agreement, dated as of May 19, 2005 (18)

10.55	Letter from Counsel Corporation dated as of May 16, 2005 (18)

10.56	Security Agreement, dated as of May 19, 2005 (18)

10.57	Secured Promissory Note, dated as of May 19, 2005 (18)

10.58	Irrevocable Proxy, dated as of May 19, 2005 (18)

10.59	Guaranty, dated as of May 19, 2005 (18)

10.60	Fourth Amendment to Amended and Restated Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated January 30, 2004, dated as of July 6, 2005 (19)

10.61	Fourth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated June 4, 2001, dated as of July 6, 2005 (19)

10.62
Seventh Amendment to Senior Convertible Loan and Security Agreement between C2 Global Technologies Inc. and Counsel Corporation and Counsel Capital Corporation dated March 1, 2001, dated as of July 6, 2005 (19)

10.63	Fourth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of July 6, 2005 (19)

10.64
Tenth Amendment to Loan and Security Agreement among Acceris Management and Acquisition, LLC, Acceris Communications Corp., C2 Global Technologies Inc. and Wells Fargo Foothill, Inc., dated December 10, 2001, dated June 22, 2005 (19)

10.65	Promissory Note for $2,643,390.59 dated June 30, 2005 between C2 and Counsel Corporation. (19)

10.66	Promissory Note for $112,500.00 dated June 30, 2005 between C2 and Counsel Corporation. (19)

10.67	Promissory Note for $115,394.60 dated June 30, 2005 between C2 and Counsel Corporation. (19)

10.68	Promissory Note for $4,198,865.30 dated September 30, 2005 between C2 Global Technologies Inc. and Counsel Corporation. (20)

10.69	Promissory Note for $112,500.00 dated September 30, 2005 between C2 Global Technologies Inc. and Counsel Corporation. (20)

Exhibit Number	Title of Exhibit

10.70	Promissory Note for $37,999.28 dated September 30, 2005 between C2 Global Technologies Inc. and Counsel Corporation. (20)

10.71
First Amendment to Asset Purchase Agreement dated September 30, 2005, by and among C2 Global Technologies Inc., Acceris Communications Corp., Counsel Corporation, Acceris Management and Acquisition LLC, and North Central Equity LLC (20)

10.72
Management Services Agreement (With Respect to Specified State Customer Bases) dated September 30, 2005, by and among C2 Global Technologies Inc., Acceris Communications Corp., Counsel Corporation, Acceris Management and Acquisition LLC, and North Central Equity LLC (20)

10.73	Amended and Restated Master Security Agreement dated September 30, 2005, by and among C2 Global Technologies Inc. and certain of its subsidiaries, and Laurus Master Fund, Ltd. (20)

10.74	Cash Collateral Deposit Agreement dated September 30, 2005, by and between C2 Global Technologies Inc. and Laurus Master Fund, Ltd. (20)

10.75	Promissory Note for $1,073,180.00 dated December 31, 2005 between C2 Global Technologies Inc. and Counsel Corporation. (included herewith)

10.76	Promissory Note for $112,500.00 dated December 31, 2005 between C2 Global Technologies Inc. and Counsel Corporation. (included herewith)

10.77	Promissory Note for $203,539.34 dated December 31, 2005 between C2 Global Technologies Inc. and Counsel Corporation. (included herewith)

14	C2 Global Technologies Inc. Code of Conduct. (7)

21	List of subsidiaries. (7)

23.1	Consent of BDO Seidman LLP (included herewith)

23.2	Consent of PricewaterhouseCoopers, LLP (included herewith)

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 14(d)-14(a) (included herewith)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 14(d)-14(a) (included herewith)

32.1	Certification pursuant to 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (included herewith)

32.2	Certification pursuant to 18 U.S. C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (included herewith)

*         Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998, file number 0-17973.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on March 16, 2001, file number 0-17973.

(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, file number 0-17973.

(6)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.

(7)	Incorporated by reference to our Annual Report on Form 10-K/A#1 for the year ended December 31, 2003.

(8)	Incorporated by reference to our Annual Report on Form 10-K/A#3 for the year ended December 31, 2002, file number 0-17973.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on December 26, 2002, file number 0-17973.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on July 19, 2004.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2004.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005

(14)	Incorporated by reference to our registration statement on Form S-1, as amended (No. 333-120512).

(15)	Incorporated by reference to our Current Report on Form 8-K filed on March 11, 2005

(16)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2005

(18)	Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2005

(19)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2005

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

C2 GLOBAL TECHNOLOGIES INC. (Registrant)

Dated: March 28, 2006	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board of Directors and Chief	March 28, 2006
Allan C. Silber	Executive Officer

/s/Stephen A. Weintraub	Chief Financial Officer and Corporate Secretary	March 28, 2006
Stephen A. Weintraub

/s/ Catherine A. Moran	Vice President of Accounting and Controller	March 28, 2006
Catherine A. Moran

/s/ Hal B. Heaton	Director	March 28, 2006
Hal B. Heaton

/s/ Samuel L. Shimer	Director	March 28, 2006
Samuel L. Shimer

/s/ Henry Y. L. Toh	Director	March 28, 2006
Henry Y.L. Toh

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

Schedule of Valuation and Qualifying Accounts

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
C2 Global Technologies Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of C2 Global Technologies Inc. and its subsidiaries (formerly Acceris Communications Inc.) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2005. We have also audited the financial statement schedule listed in the accompanying index for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial statement schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C2 Global Technologies Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2005 and 2004.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Houston, Texas

March 27, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
C2 Global Technologies Inc., formerly Acceris Communications Inc.:

In our opinion, the consolidated statements of operations, changes in stockholders deficit and of cash flows for the year ended December 31, 2003 listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of C2 Global Technologies Inc. (formerly Acceris Communications Inc.) and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2003 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers LLP
San Diego, California
April 14, 2004, except for the restatement described
in Note 3 (not presented herein) to the consolidated
financial statements appearing under Item 8 of the
Company's Annual Report on Form 10-K
Amendment No. 1 for the year ended December 31,
2003, as to which the date is September 28, 2004
and except for the effects of the discontinued
operations discussed in Note 6, as to which the date
is March 27, 2006

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
(FORMERLY ACCERIS COMMUNICATIONS INC.)
CONSOLIDATED BALANCE SHEETS
as of December 31, 2005 and 2004
(In thousands of dollars, except share and per share amounts)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$327	$44
Restricted cash (Note 9)	1,506	—
Non-trade accounts receivable	172	—
Other current assets	13	1
Net assets of discontinued operations (Note 6)	—	14,965
Total current assets	2,018	15,010
Furniture, fixtures, equipment and software, net (Note 7)	—	50
Other assets:
Intangible assets, net (Note 8)	60	80
Goodwill (Note 8)	173	173
Investments (Note 5)	1,100	1,100
Other assets	139	211
Assets of discontinued operations, less current portion (Note 6)	—	7,385
Total assets	$3,490	$24,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$2,523	$2,010
Convertible note payable, net of unamortized discount (Note 9)	1,765	1,768
Subordinated notes payable to a related party, net of unamortized discount (Note 9)	72,022	—
Liabilities of discontinued operations (Note 6)	3,763	32,584
Total current liabilities	80,073	36,362
Convertible note payable, less current portion and net of unamortized discount (Note 9)	1,078	2,630
Warrant to purchase common stock (Note 9)	281	322
Subordinated notes payable to a related party, less current portion and net of unamortized discount (Note 9)	—	46,015
Liabilities of discontinued operations, less current portion (Note 6)	—	645
Total liabilities	81,432	85,974
Commitments and contingencies (Note 10 and 11)
Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 618; liquidation preference of $618	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,237,135	192	192
Additional paid-in capital	189,162	186,650
Accumulated deficit	(267,302)	(248,813)
Total stockholders’ deficit	(77,942)	(61,965)
Total liabilities and stockholders’ deficit	$3,490	$24,009

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
(FORMERLY ACCERIS COMMUNICATIONS INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2005, 2004 and 2003
(In thousands of dollars, except per share amounts)

	2005	2004	2003

Revenues:
Technology licensing and development	$—	$540	$2,164
Total revenues	—	540	2,164
Operating costs and expenses:
Selling, general and administrative	2,785	4,117	4,510
Provision for doubtful accounts	—	—	6
Research and development	389	442	—
Depreciation and amortization	32	20	—
Total operating costs and expenses	3,206	4,579	4,516
Operating loss	(3,206)	(4,039)	(2,352)
Other income (expense):
Interest expense - related party (Note 9)	(12,154)	(8,488)	(10,175)
Interest expense - third party	(658)	(65)	(875)
Other income	1,084	1,487	1,138
Total other expense	(11,728)	(7,066)	(9,912)
Loss from continuing operations	(14,934)	(11,105)	(12,264)
Loss from discontinued operations (Note 6)	(3,555)	(11,678)	(19,164)
Net loss	$(18,489)	$(22,783)	$(31,428)

Basic and diluted weighted average shares outstanding	19,237	19,256	7,011
Net loss per common share - basic and diluted: (Note 3 and 4)
Loss from continuing operations	$(0.78)	$(0.57)	$(1.75)
Loss from discontinued operations	(0.18)	(0.61)	(2.73)
Net loss per common share	$(0.96)	$(1.18)	$(4.48)

The accompanying notes are an integral part of these consolidated financial statements

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
(FORMERLY ACCERIS COMMUNICATIONS INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
for the years ended December 31, 2005, 2004 and 2003
(In thousands of dollars, except share amounts)(1)

	Preferred stock		Common stock		Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	in capital	Deficit

Balance at December 31, 2002	769	$7	5,827,477	$58	$136,721	$(194,602)
Conversion of related party debt to common stock	—	—	13,428,618	134	40,539	—
Conversion of Class N preferred stock to common stock	(150)	(1)	6,000	—	1	—
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	5,354	—
C2 costs paid by majority stockholder	—	—	—	—	132	—
Management expense from majority stockholder	—	—	—	—	130	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	2	—
Net loss	—	—	—	—	—	(31,428)
Balance at December 31, 2003	619	6	19,262,095	192	182,879	(226,030)
Conversion of Class N preferred stock to common stock	(1)	—	40	—	—	—
Cancellation of common stock (2)	—	—	(25,000)	—	(21)	—
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	3,771	—
C2 costs paid by majority stockholder	—	—	—	—	16	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	5	—
Net loss	—	—	—	—	—	(22,783)
Balance at December 31, 2004	618	6	19,237,135	192	186,650	(248,813)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,511	—
Conferral of benefit from majority stockholder (Note 13)	—	—	—	—	1,000	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	1	—
Net loss	—	—	—	—	—	(18,489)
Balance at December 31, 2005	618	$6	19,237,135	$192	$189,162	$(267,302)

(1) All amounts shown as if the reverse stock split described more fully in Note 4 had occurred on December 31, 2002.
(2) The Company received and cancelled 25,000 common shares of the Company pursuant to the partial settlement of a prior claim over a third party.

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
(FORMERLY ACCERIS COMMUNICATIONS INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005, 2004 and 2003
(In thousands of dollars)

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(18,489)	$(22,783)	$(31,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	3,555	11,678	19,164
Depreciation and amortization	32	20	—
Amortization of discount and debt issuance costs on subordinated notes payable to related party	5,973	4,186	5,782
Amortization of discount on convertible note payable	212	51	—
Allowance for doubtful accounts	—	—	6
Accrued interest added to loan principal of related party debt	6,180	4,304	5,461
Expense associated with issuance of options to purchase common stock to non-employee	1	5	2
Imputed management services provided by majority stockholder	—	—	130
Gain on sale of investment in common stock	—	(1,376)	—
Loss on disposal of furniture, fixtures, equipment and software	38	4	—
Mark to market adjustment to warrant	(41)	(108)	—
Preferred stock received on sale of technology license	—	—	(1,100)
Gain on settlement of note payable	—	—	(1,141)
Cancellation of common stock	—	(21)	—
	(2,539)	(4,040)	(3,124)
Increase (decrease) in operating assets and liabilities:
Accounts receivable	—	5	1,242
Other assets	(112)	218	21
Accounts payable and accrued liabilities	513	(346)	(2,499)
Net cash used in operating activities by continuing operations	(2,138)	(4,163)	(4,360)
Net cash used in operating activities by discontinued operations	(12,702)	(4,465)	(2,744)
Net cash used in operating activities	(14,840)	(8,628)	(7,104)

Cash flows from investing activities:
Cash received from sale of investments in common stock, net	—	3,581	—
Cash received from sale of other assets	—	—	108
Purchases of furniture, fixtures, equipment and software	—	—	(4)
Purchase of patent rights	—	—	(100)
Net cash provided by investing activities of continuing operations	—	3,581	4
Net cash used in investing activities of discontinued operations	(127)	(731)	(1,831)
Net cash provided by (used in) investing activities	(127)	2,850	(1,827)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes payable to a related party	15,365	12,584	7,896
Segregation of cash for future payments of convertible note payable	(1,506)	—	—
Proceeds from issuance of convertible note payable	—	4,773	—
Payment of notes payable to third parties	(1,767)	—	—
Finance costs on convertible note payable	—	(211)	—
Costs paid by majority stockholder	—	16	132
Net cash provided by financing activities of continuing operations	12,092	17,162	8,028
Net cash provided by (used in) financing activities of discontinued operations	3,158	(11,335)	527
Net cash provided by financing activities	15,250	5,827	8,555
Increase (decrease) in cash and cash equivalents	283	49	(376)
Cash and cash equivalents at beginning of year	44	(5)	371
Cash and cash equivalents at end of year	$327	$44	$(5)

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
(FORMERLY ACCERIS COMMUNICATIONS INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31, 2005, 2004 and 2003
(In thousands of dollars)

	2005	2004	2003

Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$8,014	$—	$—
Warrant to purchase common stock issued to convertible note holder	—	430	—
Fees to the lender in connection with convertible note payable	—	226	—
Discount in connection with convertible notes payable to related parties	1,511	3,771	5,354
Conversion of notes payable to a related party and associated accrued interest to common stock	—	—	40,673
Preferred stock received in exchange for assets of discontinued operations	—	—	1,691
Issuance of options to purchase common stock to non-employee	—	—	142

Supplemental cash flow information:
Taxes paid	4	11	—
Interest paid	417	136	293

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC.
(FORMERLY ACCERIS COMMUNICATIONS INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except where specifically indicated, and share and per share amounts)

Note 1 - Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of C2 Global Technologies Inc. (formerly Acceris Communications Inc.), and its wholly-owned subsidiaries WXC Corp. (“WXCC”, formerly Acceris Communications Corp.), I-Link Communications Inc. (“ILC”), and C2 Communications Technologies Inc. (formerly Acceris Communications Technologies Inc.). These entities, on a combined basis, are referred to as “C2”, the “Company”, or “we” in these consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control.

C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, as discussed in Note 6 to these financial statements, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Note 2 - Liquidity and Capital Resources

Liquidity and Capital Resources:

As a result of our substantial operating losses and negative cash flows from operations, we had a stockholders’ deficit of $77,942 (2004 - $61,965) and negative working capital of $78,055 (2004 - $21,352) at December 31, 2005. The increase in the working capital deficit during 2005 is primarily due to the classification as current, at December 31, 2005, of related party debt of $72,022 (2004 - $46,015) that matures on December 31, 2006. It is partially offset by the reduction in current liabilities that resulted from the disposition of the Telecommunications business in the third quarter of 2005. Both continuing and discontinued operations in 2005 were primarily financed through increased related party debt. However, discontinued operations for the period May 1 to September 30, 2005, were financed by the purchaser of the Telecommunications business through advances which, at the closing date of September 30, 2005, formed additional consideration for the assets disposed of by the Company.

The Company had gross third party debt of $3,516 at December 31, 2005, a reduction from the $5,325 owed at December 31, 2004. The third party debt is held by Laurus Master Fund, Ltd. (“Laurus”), and at December 31, 2005 is comprised of a convertible note (the “Note”) in the amount of $3,235 and a warrant with a fair value of $281. The debt to Laurus is secured by all assets of the Company and guaranteed by the Company’s majority stockholder, Counsel Corporation (collectively, with its subsidiaries, “Counsel”) through its maturity of October 2007.

Gross related party debt owing to our 91% common stockholder, Counsel, at December 31, 2005 is $73,646 compared to $52,100 at December 31, 2004.  Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amounts outstanding. During 2005, in conjunction with the disposition of the Telecommunications business, described below, Counsel extended the maturity of its debt to December 31, 2006. This debt is supplemented by Counsel’s Keep Well, which requires Counsel to fund, through intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of C2 until December 31, 2006. The Keep Well is not expected to be extended beyond its current maturity.

Counsel, in addition to guaranteeing the Laurus Note, has also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests, in favor of Laurus. Counsel has further agreed to pledge all of its shares owned in C2 as security for the Laurus debt. In accordance with the Laurus agreement, C2 cannot repay amounts owing to Counsel while the debt with Laurus remains outstanding. Additionally, so long as C2’s debt to Laurus remains outstanding, Counsel may not, without the written consent of Laurus, take any enforcement action to collect its loans owing by C2. Notwithstanding this, Counsel is not expected to extend the maturity date of its loans beyond December 31, 2006. In the event that C2’s debt to Laurus is either prepaid in full or settled by conversion of such debt into shares of C2, Counsel’s subordination agreement shall be terminated with immediate effect.

On September 30, 2005, the Company, in conjunction with the completion of the sale of the Telecommunications business, described below, agreed to modifications to the security interest in the Company held by Laurus as follows: (a) release of the security interest in the assets being disposed of in the sale of the Telecommunications business; (b) conversion of the security interest of the Note to the senior debt position; (c) payment of $1,800 into a restricted cash account for the benefit of Laurus, which may be applied toward scheduled monthly payments of the note. At December 31, 2005, the balance of the restricted cash account was $1,506.

There is significant doubt about the Company’s ability to obtain additional financing beyond December 31, 2006 to support its operations once the Keep Well from Counsel expires. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed above, in order to continue as a going concern. There is no certainty that the Company will be successful in its strategy of generating revenue by realizing value on its intellectual property.

Ownership Structure and Capital Resources:

•	The Company is approximately 91% owned by Counsel. The remaining 9% is owned by public stockholders.

•
The Company has aggregate gross debt, including a related common stock warrant, of $77,162 at December 31, 2005. 95% or $73,646 of this debt is owed to Counsel. The remainder of this debt, including the common stock warrant, is held by Laurus, and is guaranteed by Counsel. As discussed above, on September 30, 2005, in conjunction with the sale of the Telecommunications business, the Company placed $1,800 into a restricted cash account for the benefit of the Note holder, which may be applied toward scheduled monthly payments of the Note. At December 31, 2005, the balance of the restricted cash account was $1,506.

•
Since becoming controlling stockholder in 2001, Counsel has invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business. In 2005, Counsel loaned net $15,365 to C2, capitalized $6,180 of interest, and continues to have a commitment to provide the necessary funding to ensure the continued operations of the Company through December 31, 2006. In addition, Counsel has subordinated its debt, and guaranteed C2’s obligations to Laurus. The disposition of the Telecommunications business at September 30, 2005 significantly reduced both the complexity and the funding requirements of the Company’s operations, and the Company does not anticipate that Counsel’s investment in 2006 will be comparable to its investment in prior years.

Note 3 - Summary of Significant Accounting Policies

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenues where collectibility is not assured are recognized when the total cash collections to be retained by the Company are finalized.

When a license of C2 technology requires continued support or involvement of C2, contract revenues are spread over the period of the required support or involvement. In the event that collectibility is in question, revenue is recorded only to the extent of cash receipts.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include revenue recognition, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of deferred tax assets and contingencies surrounding litigation. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

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

The Company assesses the fair value of goodwill based upon the fair value of the Company as a whole, with the Company’s valuation being based upon its market capitalization. If the carrying amount of the assets exceeds the Company’s estimated fair value, goodwill impairment may be present. The Company measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds the implied fair value of goodwill.

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. No impairment was present upon the performance of these tests in 2005 and 2004. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, judgments on the validity of the Company’s VoIP Patent Portfolio or other factors not known to management at this time.

Regularly, the Company evaluates whether events or circumstances have occurred that indicate the carrying value of its other amortizable intangible assets may not be recoverable. When factors indicate an asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset

The Company assesses the value of its deferred tax asset, which has been generated by a history of net operating losses, at least annually, and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income. The determination of that allowance includes a projection of its future taxable income, as well as consideration of any limitations that may exist on its use of its net operating loss carryforwards.

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a liability accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount is estimable, the Company accounts for the liability in the current period. A change in the circumstances surrounding any current litigation could have a material impact on the financial statements.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with financial institutions in Toronto, Canada. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

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

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interest does not allow it to exercise significant influence over the entity. The Company monitors its investments for impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values if appropriate. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee and other investee specific information.

Research and development costs

The Company expenses internal research and development costs, which primarily consist of salaries, when they are incurred.

Income taxes

The Company records deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-based compensation

At December 31, 2005, the Company has several stock-based compensation plans, which are described more fully in Note 17. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB 25”). Stock-based employee compensation cost is not reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R supersedes APB 25. SFAS No. 123R requires that all stock-based compensation, including options, be expensed at fair value as of the grant date over the vesting period. Companies will be required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). In April 2005, the SEC issued a release to amend the effective date of compliance with SFAS No. 123R to the first quarter of the first fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006. The Company does not expect the adoption of SFAS No. 123R to have a material effect on the Company’s financial position, operations or cash flow.

In accordance with SFAS No. 123, as amended by SFAS No. 148, see below for a tabular presentation of the pro forma stock-based compensation cost, net loss and loss per share as if the fair value-based method of expense recognition and measurement prescribed by SFAS 123 had been applied to all employee options. Options granted to non-employees (excluding options granted to non-employee members of the Company’s Board of Directors for their services as Board members) are recognized and measured using the fair value-based method prescribed by SFAS 123.

	Year ended December 31,
	2005	2004	2003

Net loss as reported	$(18,489)	$(22,783)	$(31,428)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of $0 tax	(198)	(559)	(92)
Pro forma net loss	$(18,687)	$(23,342)	$(31,520)
Loss per share
Basic and diluted - as reported	$(0.96)	$(1.18)	$(4.48)
Basic and diluted - pro forma	$(0.97)	$(1.21)	$(4.50)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility in 2005 - 81% (2004 - 81% to 98%, 2003 - 98%), risk free rates ranging from 3.73% to 3.75%, 3.10% to 3.83%, and 2.76% to 3.00% in 2005, 2004 and 2003, respectively, expected lives of four years in 2005, 2004, and 2003, and dividend yield of zero for each year.

Fair Value of Financial Instruments

The fair value of the financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying value at December 31, 2005 and 2004 for the Company’s financial instruments, which include cash, accounts receivable, deposits, and accounts payable and accrued liabilities, approximates fair value. The carrying value of the Company’s debt is lower than the fair value of the debt due to the discounts set out in Note 9.

Segment reporting

The Company reports its segment information based upon the internal organization that is used by management for making operating decisions and assessing the Company’s performance. The Company currently operates in a single business segment, technology licensing. Therefore, the Company has concluded that supplementary segment reporting will not provide useful information to the reader of this Annual Report on Form 10-K.

Discontinued Operations

In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations and related losses on operations sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Operations for all years presented. Gains are recognized when realized.

Recent accounting pronouncements

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. SFAS No. 123R requires that all stock-based compensation, including options, be expensed at fair value as of the grant date over the vesting period. Companies will be required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. In April 2005, the SEC issued a release to amend the effective date of compliance with SFAS No. 123R to the first quarter of the first fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006. The Company does not expect the adoption of SFAS No. 123R to have a material effect on the Company’s financial position, operations or cash flow.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes (“APB No. 20”), and related Interpretations, and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively, with the cumulative effect of the change taken into opening retained earnings for the earliest period presented, and the prior years’ statements restated to reflect the effect of the new accounting principle. Previously, APB No. 20 required that the cumulative effect of a change in accounting principle be recognized in net income in the year of the change. Although SFAS No. 154 now requires that a change in accounting principle be treated substantially the same as a correction of an error in prior periods, retrospective application is not required if it is impracticable to determine the effects on a specific period or the cumulative effect of the change on all prior periods presented in the financial statements. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, and the Company does not expect adoption of SFAS No. 154 to have a material effect on its financial position, operations or cash flow.

In 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 05-2, The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, Potentially Settled In, a Company’s Own Stock’ ” (“EITF No. 05-2”). Under EITF No. 05-2, instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered conventional, and convertible preferred stock with a mandatory redemption date may qualify as conventional if the economic characteristics indicate the instrument is more akin to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The Company does not expect the adoption of EITF No. 05-2 to have a material effect on the Company’s financial position, operations or cash flow.

Note 4 - Net Loss per Share and Reverse Stock Split

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings (loss) per share, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for 2005, 2004 and 2003, basic and diluted loss per share are the same.

On December 6, 2002, the Board of Directors approved a 1-for-20 reverse split of C2’s common stock (the “Stock Split”). The stockholders of C2 approved the Stock Split by stockholder vote on November 26, 2003. In connection with the Stock Split the par value of the common stock was changed from $0.007 to $0.01 per share. The Stock Split reduced the shares of common stock outstanding at that time by 365,977,409 shares. The basic and diluted net loss per common share and all other share amounts in these financial statements are presented as if the reverse stock split had occurred on December 31, 2001. Contemporaneous with the Stock Split, Counsel exercised its right to convert certain debt instruments into shares of the Company’s common stock. As a result of the conversion, the Company issued to Counsel 13,428,492 shares of common stock on a post-split basis.

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

Potential common shares that were not included in the computation of diluted earnings (loss) per share because they would have been anti-dilutive are as follows as at December 31:

	2005	2004	2003

Assumed conversion of Class N preferred stock	24,720	24,720	24,760
Assumed conversion of convertible debt	3,639,412	3,329,482	2,486,299
Assumed conversion of Laurus convertible debt	3,676,471	5,681,818	—
Assumed exercise of options and warrant to purchase shares of common stock	1,727,029	3,441,643	1,807,879
	9,067,632	12,477,663	4,318,938

Note 5 - Investments

The Company’s investments as of December 31, 2005 consist of a convertible preferred stock holding in AccessLine Communications Corporation, a privately-held corporation. This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services revenues) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100. The fair value of the securities is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee, and other investee specific information. The Company has concluded that as of December 31, 2005, there has been no impairment in the fair value of the investment.

Prior to June 21, 2004, the Company held an investment in the common stock of Buyers United Inc. (“BUI”), which investment was acquired as consideration received related to the sale of the operations of ILC. At the time of the sale of the ILC business, the purchase price consideration paid by BUI was in the form of convertible preferred stock, with additional shares of preferred stock received subsequently based on contingent earn out provisions in the purchase agreement. In addition, common stock dividends were earned on the preferred stock holding. During 2004, the Company converted its preferred stock into 1,500,000 shares of BUI common stock. Through several open market transactions during 2004, the Company sold the BUI common stock, resulting in a gain of approximately $1,376.

Note 6 - Discontinued Operations

Disposition of the Telecommunications Business

Commencing in 2001, the Company entered the Telecommunications business, acquiring certain assets of the estate of WorldxChange Communications Inc. from bankruptcy. In 2002, the Company also acquired certain assets of the estate of RSL.COM USA Inc. from bankruptcy, and in 2003 the Company acquired Local Telcom Holdings, LLC. Together, these assets made up the Telecommunications segment of the Company’s business, which was owned through the Company’s wholly-owned subsidiary, Acceris Communications Corp. (“ACC”, originally known as WorldxChange Corp.).

In June 2004, the Company began an evaluation process that led to the disposition of its Telecommunications business. CIT Capital Securities LLC, along with C2’s management, examined the markets in which the Telecommunications business operated in order to assess potential merger and acquisition opportunities. In this process C2 contacted more than 60 potential partners. Having assessed various market opportunities, C2 management’s negotiations with a number of potential targets, and with C2 management’s recommendation, C2’s Board of Directors determined that a sale of the Telecommunications business to Acceris Management and Acquisition LLC (“AMA”) was in the best interests of C2’s stockholders.

The Company therefore entered into an Asset Purchase Agreement (“APA”), dated as of May 19, 2005, to sell substantially all of the assets and to transfer certain liabilities of ACC to AMA, a Minnesota limited liability company and wholly-owned subsidiary of North Central Equity LLC (“NCE”). In addition, on May 19, 2005, the parties executed a Management Services Agreement (“MSA”), Security Agreement, Note, Proxy and Guaranty. Upon receipt of the requisite approvals, including shareholder approval, this transaction was completed on September 30, 2005. Subsequent to the sale, ACC’s name was changed to WXC Corp. (“WXCC”).

The sale resulted in a gain on disposition of $6,387, net of disposition and business exit costs. Revenues of ACC operations were $65,154, $112,595 and $133,765 in 2005, 2004 and 2003, respectively, and pre-tax losses were $3,555 (including the gain on disposition of $6,387), $11,782 and $19,693 in 2005, 2004 and 2003, respectively. In accordance with GAAP, the ACC operations for the year ended December 31, 2005, as well as for all prior periods included in the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K, have been reported in discontinued operations.

In connection with the sale, the Company incurred one-time termination costs of $697. $496 of these costs were paid during 2005, and the remaining $201 will be paid during 2006. The Company recorded these costs as an expense of discontinued operations.

At the closing of the asset sale transaction, C2’s controlling shareholder, Counsel, agreed to provide a $585 loan to NCE. This loan is being repaid over six months on a straight-line basis. The loan is subject to a holdback, the amount of which was $320 at closing, reduced to $200 at December 31, 2005, relating to recorded liabilities of C2 that had not been settled at closing. On September 30, 2005, in conjunction with the closing of the asset sale transaction and the expiration of the MSA, referenced above, the Company and AMA entered into a second Management Services Agreement (“MSA2”) under which the Company agreed to continue to provide services in certain states where AMA, at closing, had not obtained authorization to provide telecommunications services. The Company is charged a management fee by AMA, which is equal to the revenue earned from providing these services. During the fourth quarter of 2005, the Company’s revenue and offsetting management fee totaled $1,439, both of which have been recorded as components of discontinued operations. As of December 31, 2005, AMA had obtained authorization to provide telecommunications services in all states except Hawaii, and the Company expects the MSA2 to remain in effect until such time as authorization is obtained.

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

Upon closing of the sale, BUI assumed all operational losses since December 6, 2002. Accordingly, the gain of $529 for the year ended December 31, 2003, included the increase in the sales price for the losses incurred since December 6, 2002. No income tax provision or benefit was recorded on discontinued operations.

The assets and liabilities of discontinued operations relating to the Telecommunications business consisted of the following at December 31:

Assets and liabilities - Discontinued Operations	2005	2004

Cash and cash equivalents	$—	$414
Accounts receivable, net	—	13,079
Other current assets	—	1,472
Total current assets	—	14,965

Furniture, fixtures, equipment and software, net	—	4,102
Intangible assets, net	—	1,324
Goodwill	—	947
Other assets	—	1,012
Total assets	—	22,350

Senior secured revolving credit facility	—	4,725
Accounts payable and accrued liabilities	3,763	25,299
Unearned revenue	—	959
Current portion of notes payable to third parties	—	160
Obligations under capital leases	—	1,441
Total current liabilities	3,763	32,584

Notes payable to third parties, less current portion	—	645
Total liabilities	3,763	33,229

Net liabilities	$3,763	$10,879

Note 7 - Composition of Certain Financial Statement Captions

Furniture, fixtures, equipment and software consisted of the following at December 31:

	2005	2004

Telecommunications network equipment	$—	$37
Computer equipment	—	16
Software and information systems	—	8
	—	61
Less accumulated depreciation and amortization	—	(11)
	$—	$50

Accounts payable and accrued liabilities consisted of the following at December 31:

	2005	2004
Regulatory and legal fees	$477	$998
Accounting, auditing and tax consulting	295	35
Telecommunications and related costs	295	—
Accrued restructuring costs	201	—
Obligations to equipment suppliers	524	524
Sales and other taxes	316	87
Payroll and benefits	142	87
Other	273	279
	$2,523	$2,010

Note 8 - Intangible Assets and Goodwill

Intangible assets consisted of the following at December 31:

	December 31, 2005
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	100	(40)	60

Goodwill		173	—	173
Total intangible assets and goodwill		$273	$(40)	$233

	December 31, 2004
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	100	(20)	80

Goodwill		173	—	173
Total intangible assets and goodwill		$273	$(20)	$253

The Company’s goodwill relates to an investment in a subsidiary company that holds the rights to some of the Company’s patents. Aggregate amortization expense of intangibles for the years ended December 31, 2005, 2004 and 2003 was $20, $20 and $0, respectively.

Note 9 - Debt

Debt, including a related common stock warrant, consists of the following at December 31:

	2005			2004
	Gross debt	Discounts (1)	Reported debt	Gross debt	Discounts (1)	Reported debt
Subordinated notes payable to Counsel, interest at 10.0%	$55,376	$—	$55,376	$35,386	$—	$35,386
Subordinated note payable to Counsel, convertible to common stock, interest at 9.0%	18,270	(1,624)	16,646	16,714	(6,085)	10,629
Convertible Note, convertible to common stock, interest at WSJ plus 3.0% (10.25% at December 31, 2005)	3,235	(392)	2,843	5,003	(605)	4,398
Warrant to purchase common stock	281	—	281	322	—	322
	77,162	(2,016)	75,146	57,425	(6,690)	50,735
Less current portion	(75,411)	1,624	(73,787)	(1,768)	—	(1,768)
Long-term debt, less current portion	$1,751	$(392)	$1,359	$55,657	$(6,690)	$48,967

(1) Accretions associated with Beneficial Conversion Feature, detachable warrant, costs associated with raising facilities and imputed interest.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated notes payable to a related party	$73,646	$73,646	$—	$—	$—
Convertible note payable to a third party	3,235	1,765	1,470	—	—
Warrant to purchase common stock[1]	281	—	—	281	—
Total	$77,162	$75,411	$1,470	$281	$—

1 The warrant is reported at fair value, as determined at the end of each quarter.

Counsel is the controlling stockholder of the Company and is also the major debt holder of the Company, owning 95% of the Company’s debt as at December 31, 2005. The third party debt is held by Laurus. Counsel has guaranteed the debt to Laurus through its maturity in October 2007. Counsel has also subordinated its debt position and pledged its ownership interest in C2 in favor of Laurus.

Subordinated notes payable to a related party

The related party notes owing to Counsel mature on December 31, 2006. They are subject to acceleration in certain circumstances including certain events of default. Interest on related party debt accrues to principal quarterly, and accordingly the Company has no cash payment obligations to Counsel prior to the debt’s maturity. During 2005, Counsel advanced $15,365 (2004 - $12,584; 2003 - $7,896) and accrued interest added to principal was $6,180 (2004 - $4,304; 2003 - $5,667). Advances have been made to fund operations, to finance working capital, to fund acquisitions and to pay down third party debt. Counsel, via a “Keep Well” agreement, has agreed to fund the cash requirements of C2 until December 31, 2006. At this time, the Company does not expect this guarantee will be extended past that date.

In accordance with the Laurus agreement, C2 cannot repay amounts owing to Counsel while the debt with Laurus remains outstanding. Additionally, in accordance with Counsel’s subordination agreement with Laurus, so long as C2’s debt to Laurus remains outstanding, Counsel may not, without the written consent of Laurus, take any enforcement action to collect its loans owing by C2. Notwithstanding this, Counsel is not expected to extend the maturity date of its loans beyond December 31, 2006. In the event that C2’s debt to Laurus is either prepaid in full or settled by conversion of such debt into shares of C2, Counsel’s subordination agreement shall be terminated with immediate effect.

One of the notes payable to Counsel is convertible into common stock. Anti-dilution events have impacted the conversion price and the number of shares issuable upon conversion of this debt. As well, accumulated unpaid interest costs, which are required by the terms of the debt to be added to the principal balance, are also convertible upon the same terms. These anti-dilution events and deemed “paid in kind” interest periodically result in the recognition of a beneficial conversion feature (“BCF”). In accordance with Emerging Issues Task Force Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), in 2005 the Company recorded a BCF of $1,511 (2004 - $3,771; 2003 - $5,354) as paid-in capital. The aggregate BCF is amortized over the term of the debt, using the effective interest rate method, through a charge to the statement of operations. For further discussion of notes payable and other transactions with Counsel, see Note 2, above, and Note 13, below.

Convertible note payable to a third party

On October 14, 2004, the Company issued a convertible note (the “Note”) with a detachable warrant to Laurus, in the principal amount of $5,000, due October 14, 2007. The Note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall Street Journal plus 3% (but not less than 7% per annum) decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the common stock issuable upon conversion of the Note. Should the Company default under the agreement and fail to remedy the default on a timely basis, interest under the Note will increase by 2% per month and the Note may become immediately due inclusive of a 20% premium to the then outstanding principal. Interest is payable monthly in arrears. Principal is payable at the rate of approximately $147 per month, in cash or registered common stock. Payment amounts will be converted into stock if (i) the average closing price for five trading days immediately preceding the repayment date is at least 100% of the Fixed Conversion Price, (ii) the amount of the conversion does not exceed 25% of the aggregate dollar trading volume for the 22-day trading period immediately preceding the repayment date, (iii) a registration statement is effective covering the issued shares and (iv) no Event of Default exists and is continuing. In the event the monthly payment must be paid in cash, then the Company pays 102% of the amount due. The Company has the right to prepay the Note, at any time by giving seven business days written notice and paying 120% of the outstanding principal amount of the Note. Laurus may convert the Note, in whole or in part, into shares of common stock at any time upon one business day’s prior written notice. The Note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.88 per share of common stock (105% of the average closing price for the 30 trading days prior to the issuance of the Note) not to exceed, however, 4.99% of the outstanding shares of common stock of the Company (including issuable shares from the exercise of the warrant, payments of interest, or any other shares owned). However, upon an Event of Default as defined in and in respect of the Note, the 4.99% ownership restriction is automatically rendered null and void. Laurus may also revoke the 4.99% ownership restriction upon 75 days prior notice to the Company. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company analyzed the various embedded derivative elements of the debt at inception of the Note and concluded that all of the individual elements should be characterized as debt for accounting purposes and that the embedded derivative elements had nominal value. The value of the embedded derivative elements of the debt is reassessed on a quarterly basis on a mark-to-market basis. At the end of 2004 and 2005, the Company concluded that the value of the embedded derivatives remained nominal.

The embedded derivative elements include: (1) a variable interest rate component dependent on the WSJ prime rate, (2) an interest rate forward contract component, which adjusts the interest rate downward if certain conditions are achieved related to the Company’s common stock, (3) a call option allowing the Company an option to prepay the Note, (4) a put option requiring the Company to repay the Note if certain events, including an event of default, occur, (5) an equity-forward element, which requires the monthly principal, interest and other fees to be paid in common stock if certain market conditions related to the Company’s common stock occur, and (6) a conversion option permitting Laurus to convert the Note into common stock of the Company. At December 31, 2005, the aggregate debt was convertible into 3,676,471 shares of the common stock of the Company.

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

Warrant to purchase common stock

In addition, the Company issued a common stock purchase warrant (the “Warrant”) to Laurus, entitling Laurus to purchase up to one million shares of common stock, subject to adjustment. The Warrant entitles the holder to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the Exercise Price. The Exercise Price shall equal $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares, or 125%, 135% and 150% of the average closing price for ten trading days immediately prior to the date of the Warrant, respectively. The value of the Warrant is reassessed on a quarterly basis on a mark-to-market basis. The Company adjusted the value of the Warrant to $322 at the end of 2004 and to $281 at the end of 2005, and recorded $108 and $41, respectively, in income.

In connection with the Note, the Company recorded a debt discount of $656, comprising $430 relating to the warrant allocation and $226 of financing costs to Laurus, which was deducted from the amount advanced on closing. The debt discount is being amortized over the term of the debt using the effective interest method through a charge to the statement of operations. At December 31, 2005, the amount of the debt discount was $392.

The Company filed a registration statement under the Securities Act of 1933, as amended, to register the 6,681,818 shares issuable upon conversion of the Note as well as those issuable pursuant to the Warrant. This registration statement was declared effective by the SEC on January 18, 2005.

Pursuant to a Master Security Agreement, as amended, entered into in connection with the issuance of the Note, the Company granted a blanket lien on all its property and that of certain of its subsidiaries to secure repayment of the obligation. Pursuant to a Stock Pledge Agreement, as amended, Counsel Communications LLC and Counsel Corporation (US) pledged the shares of the Company held by them as further security. Pursuant to a subsidiary Stock Pledge Agreement, the Company, WebTotel Inc., CPT-1 Holdings Inc. and WXC Corp. pledged their respective stockholdings in subsidiary companies, controlled by C2, to Laurus. In addition, C2 Communications Technologies, Inc., WXC Corp., WebTotel Inc., Mibridge Inc., Counsel Corporation, Counsel Communications LLC and Counsel Corporation (US) jointly and severally guaranteed the obligation to Laurus. So long as 25% of principal amount of the Note is outstanding, the Company agreed, among other things, that it will not pay dividends on its common stock.

On September 30, 2005, the Company, in conjunction with the completion of the sale of the Telecommunications business, described in Note 6 of these consolidated financial statements, agreed to modifications to the security interest in the Company held by the Note holder as follows: (a) release of the security interest in the assets being disposed of in the sale of the Telecommunications assets; (b) conversion of the security interest of the Note to the senior debt position; (c) payment of $1,800 into a restricted cash account for the benefit of the Note holder, which may be applied toward scheduled monthly payments of the Note. As at December 31, 2005, the balance of the restricted cash account was $1,506.

Note 10 - Commitments

At December 31, 2005, C2 has no commitments other than its debt, as described above in Note 9.

Note 11 - Patent Residual

In the fourth quarter of 2003, C2 acquired Patent No. 6,243,373 from a third party. Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio (U.S. Patent Nos. 6,243,373 and 6,438,124). Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs. As of the date of these financial statements, no payments are being made as there have as yet been no net proceeds.

Note 12 - Income Taxes

The Company recognized no income tax benefit from its losses in 2005, 2004 and 2003. The reported tax benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2005	2004	2003

Expected federal statutory tax benefit	$(5,078)	$(3,776)	$(4,170)
Increase (reduction) in taxes resulting from:
State income taxes	(269)	(175)	(78)
Foreign loss not subject to domestic tax	—	2	5
Non-deductible interest on certain notes	2,560	1,893	3,364
Change in valuation allowance attributable to continuing operations	2,786	1,728	883
Other	1	328	(4)
	$—	$—	$—

The change in the valuation allowance, including discontinued operations, was $3,123, $6,139, and $6,076 for the years ended 2005, 2004 and 2003, respectively.

At December 31, 2005, the Company had total net operating loss carryforwards for federal income tax purposes of approximately $192,000. The Company has recorded a full valuation allowance in respect of the tax effect of these losses. These net operating loss carryforwards expire between 2006 and 2025.

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

Restrictions in net operating loss carryforwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions may have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel and disposition of business interests by the Company. Pursuant to Section 382 of the Internal Revenue Code, annual usage of the Company’s net operating loss carryforwards, prior to the sale of the Company’s Telecommunications business, was limited to approximately $6,700 per annum until 2008 and $1,700 per annum thereafter as a result of previous cumulative changes of ownership resulting in a change of control of the Company. After the completion of sale of the Company’s Telecommunications business, the annual usage of the Company’s net operating loss carryforwards is limited to approximately $2,500 per annum until 2008 and $1,700 per annum thereafter. There is no certainty that the application of these “change in ownership” rules may not reoccur resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions or reductions in net operating loss carryforwards may occur through future merger, acquisition and/or disposition transactions. Any such additional limitations could require the Company to pay income taxes in the future and record an income tax expense to the extent of such liability despite the existence of net operating loss carryforwards.

Due to the expiration of the Company’s net operating loss carryforwards and the above possible usage restrictions, it is estimated that only $74,000 of the total $192,000 of net operating loss carryforwards otherwise available will be able to be utilized in the event the Company were to generate taxable income in the future.

The Company also has net operating loss carryforwards for state income tax purposes in those states where it has conducted business. Available state tax loss carryforwards however may differ substantially by jurisdiction and in general are subject to the same or similar restrictions as to expiry and usage described above. The Company is subject to state income tax in multiple jurisdictions.

The components of the deferred tax asset and liability as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Tax net operating loss carryforwards	$71,800	$67,610
Acquired in-process research and development and intangible assets	2,288	3,595
Accrued interest	1,645	505
Accrued liabilities	1,342	212
Accrued vacation	2	358
Investments	53	—
Reserve for accounts receivable	2	714
Other	164	109
Fixed assets	—	1,070
Valuation allowance	(77,296)	(74,173)
Total deferred tax asset	—	—
Deferred tax liabilities	—	—
Net deferred tax asset	$—	$—

As the Company has not generated taxable income in the past, a valuation allowance has been provided at December 31, 2005 and 2004 to reduce the total deferred tax asset to nil, the amount considered more likely than not to be realized. The change in the valuation allowance in the year is due primarily to an increase in the Company’s net operating loss carryforwards.

Note 13 - Transactions with Controlling Stockholder

Transactions with Counsel:

Initial Acquisition of C2 and Senior Convertible Loan

On March 1, 2001, C2 entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to C2 in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. Advances against the Senior Loan Agreement were structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. Counsel initially could convert the loan into shares of common stock of C2 at a conversion price of $11.20 per common share. The terms of the Senior Loan Agreement also provide that at any time after September 1, 2002, the outstanding debt including accrued interest will automatically be converted into common stock using the then current conversion rate, on the first date that is the twentieth consecutive trading day that the common stock has closed at a price per share that is equal to or greater than $20.00 per share. The Senior Loan Agreement also provides that the conversion price is in certain cases subject to adjustment and includes traditional anti-dilution protection for the lender and is subject to certain events of default, which may accelerate the repayment of principal plus accrued interest. Total proceeds available to the Company were $12,000, less debt issuance costs of $600, amortized over three years. The Senior Loan Agreement has been amended several times and the maturity date of the loan plus accrued interest has been extended to December 31, 2006. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price has been adjusted to $5.02 per common share. As of December 31, 2005, the total outstanding debt under the Senior Loan Agreement (including principal and accrued interest) was $18,270 which is convertible into approximately 3,639,412 shares of common stock.

In connection with the above Senior Loan Agreement, C2 granted Counsel a security interest in all of C2’s assets owned at the time of execution of the Senior Loan Agreement or subsequently acquired, including but not limited to C2’s accounts receivable, intangibles, inventory, equipment, books and records, and negotiable instruments held by the Company (collectively, the “Collateral”).

In addition to the foregoing agreements, C2 and Counsel executed a Securities Support Agreement, dated March 1, 2001 (the “Support Agreement”) for the purpose of providing certain representations and commitments by C2 to Counsel, including demand registration rights for common stock issuable upon conversion of the related loan.

Under the Support Agreement of March 1, 2001, C2 also agreed to engage appropriate advisors and proceed to take all steps necessary to merge Nexbell Communications, Inc. (a subsidiary of Counsel) into C2. The Company acquired Nexbell on April 17, 2001 and Counsel received 871,724 shares of common stock in C2 as consideration.

In October 2004, Counsel agreed to subordinate its loan and security interest to that of Wells Fargo Foothill, Inc., (“Foothill”), the Company’s asset-based lender, and Laurus Master Fund, Ltd. (“Laurus”), a third party financier, in connection with the Senior Convertible Loan. On June 30, 2005, Foothill assigned its senior lending facility, and its rights thereunder, to Acceris Management and Acquisition, LLC (“AMA”), a wholly-owned subsidiary of North Central Equity LLC, in connection with the sale of substantially all the assets of the Company’s wholly-owned subsidiary, ACC Corp. (“ACC”), to AMA. Specifically, C2, ACC and AMA executed an amendment to the Foothill Loan Agreement (the “Amendment”). The Amendment was executed in connection with the execution and delivery of a certain Assignment and Acceptance Agreement between Foothill and AMA. On September 30, 2005, upon the closing of the sale of ACC’s assets, AMA released ACC and C2 from any obligations pursuant to the senior lending facility. Following the sale, all of Counsel’s loan and security interests remain subordinated to the Laurus debt.

Assignment of Winter Harbor Common Stock and Debt Interests

Pursuant to the terms of a settlement between Counsel and Winter Harbor and First Media L.P., a limited partnership and the parent company of Winter Harbor (collectively, the “Winter Harbor Parties”), effective August 29, 2003, the Winter Harbor Parties relinquished their right to 118,750 shares of the common stock of C2 to Counsel. These shares were released from escrow and delivered to Counsel.

The Winter Harbor Parties further assigned to Counsel all of their rights with respect to a note payable by C2 of $1,999 drawn down pursuant to a Letter of Credit issued November 3, 1998 to secure certain obligations of C2 together with any accrued interest thereon. The assigned amount together with accrued interest amounted to $2,577 on August 29, 2003. As a result of the settlement and assignment, C2 entered into a new loan agreement with Counsel the terms of which provided that from August 29, 2003 the loan balance of $2,577 would bear interest at 10% per annum compounded quarterly with the aggregate balance of principal and accrued interest payable on maturity of the loan. This loan agreement was amended and restated to increase the principal of the loan by a further $100 for funding provided by Counsel to enable C2 to acquire a Voice over Internet Protocol patent in December 2003 and to allow for the making of further periodic advances thereunder at Counsel’s discretion. The loan increased due to operating advances of $1,546 and $1,918 in 2003 and 2004, respectively. The maturity date of the loan plus accrued interest has been amended several times, including in connection with the sale of substantially all the assets of ACC to AMA, and currently has been extended to December 31, 2006. There are no conversion features associated with this loan. The terms of the loan agreement provide that certain events of default may accelerate the repayment of principal plus accrued interest. As of December 31, 2005, the total outstanding debt under the loan (including principal and accrued interest) was $7,515.

In October of 2004, Counsel agreed to subordinate its loan repayment rights to the Foothill and Laurus debts. On June 30, 2005, Foothill assigned its senior lending facility to AMA, and on September 30, 2005, upon the closing of the sale of ACC’s assets, AMA released ACC and C2 from any obligations pursuant to the senior lending facility. Following the sale, Counsel’s loan remains subordinated to the Laurus debt.

Loan and Security Agreement and Amended Debt Restructuring

On June 6, 2001, C2 and Counsel entered into a Loan and Security Agreement (the “Loan Agreement”). Any funds advanced to C2 between June 6, 2001 and April 15, 2002, (not to exceed $10,000) were governed by the Loan Agreement and due on June 6, 2002. The loan was secured by all of the assets of C2. As of December 31, 2001, advances under this loan agreement totaled $10,000. On June 27, 2002 the Loan Agreement was amended to an amount of $24,307, which included additional capital advances from Counsel to C2 made from December 31, 2001 through June 6, 2002. The amended agreement also further provided for additional advances as needed to C2, which advances totaled $2,087 through December 31, 2002 and $650 through November 30, 2003.

On July 25, 2002, C2 and Counsel entered into a Debt Restructuring Agreement (“Debt Restructuring Agreement”) which was amended on October 15, 2002 pursuant to an Amended and Restated Debt Restructuring Agreement (“Amended Agreement”). The Amended Agreement included the following terms:

1)
Principal ($24,307) and associated accrued interest ($2,284), as of October 15, 2002, under the Loan Agreement, as amended, would be exchanged for common stock of C2 at $3.77 per share (representing the average closing price of C2’s common stock during May 2002).

2)
Funding provided by Counsel pursuant to the Loan Agreement, as amended ($2,087), and associated accrued interest ($1,996), from October 15, 2002 to December 31, 2002, would be exchanged for common stock of C2 at $3.77 per share (representing the average closing price of C2’s common stock during May 2002).

3)
Counsel would advance to C2 all amounts paid or payable by C2 to its stockholders that exercised their dissenters’ rights in connection with the transactions subject to the debt restructuring transactions and advance the amount of the annual premium to renew the existing directors and officers’ insurance coverage through November 2003.

4)
Counsel would reimburse C2 for all costs, fees and expenses, in connection with the Debt Restructuring Agreement and the Amended Agreement and transactions contemplated thereby including all expenses incurred and yet to be incurred, including the Special Committee’s costs to negotiate these agreements and costs related to obtaining stockholder approval. During 2003 and 2002, Counsel reimbursed C2 $132 and $499, respectively, for certain reimbursable expenses, which were recorded as additional paid-in capital.

5)
The issuance of common stock by C2 pursuant to this Agreement would result in a weighted average conversion price adjustment pursuant to the provisions of the March 1, 2001 Loan Agreement. Whereas the conversion price for the March 1, 2001 Loan Agreement had initially been $11.20, the new conversion price would be adjusted as a result of the anti-dilution provisions of the Senior Loan Agreement. At December 31, 2005, the conversion price was $5.02 per common share.

Effective November 30, 2003, 8,681,096 shares of common stock were issued to Counsel in settlement of the underlying debt and accrued interest totaling $32,721 on the date of the conversion.

Convertible Promissory Note to Fund RSL.COM USA, Inc. (“RSL”) Acquisition

In connection with the acquisition of certain assets of RSL in December 2002, C2 issued a $7,500 convertible note payable (the “Convertible Note”) to Counsel, bearing interest at 10% per annum compounded quarterly which, as amended, was due on June 30, 2005. The Convertible Note was convertible into common stock of C2 at a conversion rate of $1.68 per share. Effective November 30, 2003, Counsel exercised its right to convert the Convertible Note plus accrued interest to that date totaling $7,952 into common stock of C2. This resulted in the issuance of 4,747,522 shares of C2 common stock.

Collateralized Promissory Note and Loan Agreement

During the fourth quarter of 2003, Counsel advanced the sum of $5,600 to C2, evidenced by a promissory note. In January 2004, C2 and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which an additional $2,000 was loaned to C2 and pursuant to which additional periodic loans may be made from time to time (collectively and as amended, the “Promissory Note”). The Promissory Note accrues interest at 10% per annum compounded quarterly from the date funds are advanced. The loan has been amended several times and the maturity date of the loan plus accrued interest has been extended to December 31, 2006. The Promissory Note is secured by the assets of the Company and is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. There are no conversion features associated with the Promissory Note. The loan increased primarily due to operating advances in 2004 and 2005 of $10,662 and $15,365, respectively. The outstanding balance at December 31, 2005 (including principal and accrued interest) was $35,692.

In October of 2004, Counsel agreed to subordinate its loan and security interest in connection with the issuance of the Promissory Note to that of Foothill and Laurus. On June 30, 2005, Foothill assigned its senior lending facility to AMA, and on September 30, 2005, upon the closing of the sale of ACC’s assets, AMA released ACC and C2 from any obligations pursuant to the senior lending facility. Following the sale, Counsel’s loan and security interest remains subordinated to the Laurus debt.

Secured Loan to C2

To fund the acquisition of the WorldxChange Communications, Inc. assets purchased and liabilities assumed by C2, on June 4, 2001 Counsel provided a loan (the “Initial Loan”) to C2 in the aggregate amount of $15,000. The loan was subordinated to a revolving credit facility with Foothill, was collateralized by all the assets of the Company and, as amended, had a maturity date of June 30, 2005. On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743, including accrued interest (“the Assigned Loan”), to C2 in exchange for a new loan bearing interest at 10% per annum compounded quarterly and payable on maturity of the loan (“the New Loan”). The New Loan has been amended several times and the maturity date of the loan plus accrued interest has been extended to December 31, 2006. Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provides for certain mandatory prepayments upon written notice from Counsel including an event resulting in the issuance of new shares by C2 to a party unrelated to Counsel where the funds are not used for an approved expanded business plan, the purchase of the Company’s accounts receivable by a third party or where C2 has sold material assets in excess of cash proceeds of $1,000 and certain other events. The New Loan is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. Pursuant to a Stock Pledge Agreement as amended, the New Loan is secured by the common stock held directly by C2 in its operating subsidiary.

Effective October 2004, Counsel’s loan and security interest were subordinated in favor of Foothill and Laurus. There are no conversion features associated with the New Loan. As of December 31, 2005, the total outstanding debt under the New Loan (including principal and accrued interest) was $12,168. On June 30, 2005, Foothill assigned its senior lending facility to AMA, and on September 30, 2005, upon the closing of the sale of ACC’s assets, AMA released ACC and C2 from any obligations pursuant to the senior lending facility. Following the sale, Counsel’s loan and security interest remains subordinated to the Laurus debt.

Counsel Keep Well

Counsel has committed to fund, through intercompany advances or equity contribution, all capital investment, working capital or other operational cash requirements of C2 through December 31, 2006 (the “Keep Well”). Counsel is not expected to extend the Keep Well beyond its current maturity.

Counsel Guarantee, Subordination and Stock Pledge

Counsel has guaranteed the debt that the Company owes to Laurus. Counsel has also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests in favor of Laurus. Counsel further agreed to pledge all of its shares owned in C2 as security for the related debts. In accordance with the Laurus agreement, amounts owing to Counsel cannot be repaid while amounts remain owing to Laurus. Notwithstanding this, Counsel is not expected to extend the maturity date of its loans beyond December 31, 2006. In accordance with Counsel’s subordination agreement with Laurus, so long as C2’s debt to Laurus remains outstanding, Counsel may not, without the written consent of Laurus, take any enforcement action to collect its loans owing by the Company. In the event that the C2 debt to Laurus is either prepaid in full or settled via conversion of such debt into shares of the Company, the subordination agreement shall be terminated with immediate effect.

Conferral of benefit from Counsel

Counsel entered into compensation arrangements with one of its executive officers relating to the retention of their services through the disposition of C2’s Telecommunications business in the third quarter of 2005. Counsel also entered into a contract with the executive officer related to the disposition. The total fair value of these contracts is $1,000 and, as required under GAAP, they were recorded by the Company as a conferral of a $1,000 benefit to the Company from its controlling shareholder in the third quarter of 2005. The amount has been reported as an expense of the discontinued operations, with an offsetting credit to contributed surplus. There are no economic consequences to C2 as the result of this conferral of benefit.

Counsel Management Services

In December 2004, C2 entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, C2 agreed to make payment to Counsel for the past and future services to be provided by certain Counsel personnel to C2 for each of 2004 and 2005. The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2. For the years ended December 31, 2004 and 2005, the cost of such services was $280 and $450, respectively. The foregoing fees for 2004 and 2005 are due and payable within 30 days following the respective year ends, subject to any subordination restrictions then in effect. Any unpaid fee amounts will bear interest at 10% per annum commencing on the day after such year-end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event, subject to any subordination restrictions then in effect. In accordance with the Laurus agreement, amounts owing to Counsel cannot be repaid while amounts remain owing to Laurus.

Counsel provided management services to C2 in 2003, for which no amounts were charged to C2, resulting in the conferral of a benefit of $130.

Note 14 - Legal Proceedings

On April 16, 2004, certain stockholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”) against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as four present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, among other things, that the Defendants, in their respective roles as controlling stockholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

The Company, Counsel Communications LLC, Counsel Corporation and four of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego (the “Court”) on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity. In February 2006, the plaintiffs in both this action and the derivative action described above changed attorneys. Consequently, the trial date set for June 16, 2006 has been vacated; a new date has not yet been set.

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., our wholly owned subsidiary, filed a patent infringement lawsuit against ITXC Corp. (“ITXC”) in the United States District Court of the District of New Jersey on April 14, 2004. The complaint alleged that ITXC’s VoIP services and systems infringed the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” On May 7, 2004, ITXC filed a lawsuit against C2 Communications Technologies Inc., and the Company, in the United States District Court for the District of New Jersey for infringement of five ITXC patents relating to VoIP technology, directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network. On March 17, 2006, the litigation between C2 and ITXC was terminated as a result of the Court approving a Consent Order whereby all claims and counterclaims were dismissed with prejudice as a result of C2’s covenanting not to sue ITXC.

The Consent Order was not based on the determination of the merits of any issue in the lawsuits. C2 concluded, based upon information suggesting that the nature and magnitude of the business being conducted through the network at issue do not justify the litigation from an economic standpoint, that it would not be fiscally prudent or beneficial to continue this litigation. The termination of this litigation will allow C2 to pursue other options to realize value from its intellectual property.

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

In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through advances to C2. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described above. On March 7, 2005, the dissenting shareholders appealed the decision of the District Court judge to the Fourth District Court of Appeals for the State of Florida, which denied the appeal on June 21, 2005. When the declaratory judgment matter resumes, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 15 - Class N Preferred Stock

Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The current conversion price in respect of each Class N preferred share is $25.00.

There were no conversions during 2005. During 2004, holders of the Class N preferred stock converted one of those shares into 40 shares of common stock. As of December 31, 2005 and 2004, there were 618 shares of Class N preferred stock issued and outstanding.

At December 31, 2005 and 2004, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 16 - Dividends

To date, the Company has not paid dividends on its common stock nor is it anticipated that the Company will pay dividends in the foreseeable future.

As of December 31, 2005, the Company does not have any preferred stock outstanding which has any preferential dividends.

So long as 25% of principal amount of the Note held by Laurus, described in Note 9 of these financial statements, remains outstanding, the Company may not pay any dividends on its common stock.

Additionally, under the Florida Act, the Company may not pay dividends while it has negative stockholders’ equity.

Note 17 - Stock-Based Compensation Plans

In November 2003, the Company’s stockholders approved a 1-for-20 reverse stock split. Accordingly, all information presented below has been adjusted to reflect the reverse split.

2004 Platinum Agent Warrant Program

During 2004, the Company launched the Acceris Communications Inc. Platinum Agent Program (the "Agent Warrant Program"), which provided for the issuance of warrants to purchase up to 1,000,000 shares of common stock to independent agents who participated in the Agent Warrant Program. As at December 31, 2004, 650,000 warrants had been issued at an exercise price of $3.50. At no time did these warrants meet the requirements for vesting. The Company discontinued its Agent Warrant Program during the third quarter of 2005, and, accordingly, all of the warrants were cancelled.

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or its committee; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2004, there were options to purchase 338,250 shares (2004 - 1,359,625 shares) of the Company’s common stock outstanding under the 2003 Plan. The outstanding options vest over four years at exercise prices ranging from $0.56 to $3.00 per share. During 2005, options to purchase 1,060,975 shares (2004 - 433,726 shares) of common stock were forfeited or expired. There were no options exercised during 2005 and 2004, and no SARs have been issued under the 2003 Plan.

2000 Employee Stock Purchase Plan

During 2000, the Company obtained approval from its stockholders to establish the 2000 Employee Stock Purchase Plan. The Stock Purchase Plan provides for the purchase of common stock, in the aggregate, up to 125,000 shares. This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages. The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company’s stock on the first or last day of each quarter. This plan was approved by the Board of Directors, subject to stockholder approval, and was effective beginning the third quarter of 2000. The Company issued 1,726 shares to employees based upon payroll withholdings during 2001. There have been no issuances since 2001.

The purpose of the Stock Purchase Plan is to provide incentives for all eligible employees of C2 (or any of its subsidiaries) who have been employees for at least three months to encourage stock ownership of C2 by acquiring or increasing their proprietary interest in C2. The Stock Purchase Plan is designed to encourage employees to remain in the employ of C2. It is the intention of C2 to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended to issue shares of common stock to all eligible employees of C2 (or any of C2’s subsidiaries) who have been employees for at least three months.

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

As of December 31, 2005, there were options to purchase 14,611 shares (2004 - 56,736 shares) of the Company’s common stock outstanding under the 1997 Plan. The outstanding options vest over three years at exercise prices ranging from $1.40 to $111.26 per share (2004 - $1.40 to $127.50) per share. Options issued under the 1997 Plan must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2005 and 2004, options to purchase 42,125 and 3,744 shares of common stock, respectively, were forfeited or expired. There were no exercises during 2005 or 2004.

Director Stock Option Plan

The Company’s Director Stock Option Plan authorized the grant of stock options to directors of the Company. In connection with the adoption of the 1995 Director Plan, the Board of Directors authorized the termination of future grants of options under the Director Stock Option Plan; however, outstanding options continued to be governed by the terms thereof until exercise or expiration of such options. Options granted under the Director Stock Option Plan were non-qualified stock options exercisable at a price equal to the fair market value per share of common stock on the date of any such grant. Options granted under the Director Stock Option Plan are exercisable not less than six months or more than ten years after the date of grant.

As of December 31, 2005, no options were outstanding. In 2004, options for the purchase of 117 shares of common stock at a price of $17.50 per share were outstanding. In 2005, these 117 options expired.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive options, non-qualified options and SARs to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).

The 1995 Director Plan also provides for the grant of non-qualified options on a discretionary basis, to each member of the Board of Directors then serving, to purchase 500 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 9,500 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2005, options to purchase 7,500 shares (2004 - 8,500 shares) of common stock at a price of $22,50 (2004 - $20.00 to $25.00) per share are outstanding and exercisable. No options were granted or exercised under this plan in 2005 and 2004. In 2005, 1,000 options expired (2004 - nil).

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2005, there were no options outstanding under the 1995 Employee Plan. No options were granted or exercised in 2005 or 2004 under the 1995 Employee Plan.

Other options

In 1996, the Company approved the issuance of 87,500 options to executives of the Company, as part of their employment agreements, and 3,200 options to a consultant. The options expire in 2006 and have an option price of $78.00. No options expired, were exercised or forfeited during 2005 or 2004. As of December 31, 2005, there remained 78,200 options outstanding.

During 1997, the Company issued options to purchase 60,500 shares of common stock (10,500 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $97.50 to $168.75 (repriced to $78.00 on December 13, 1998), which was based on the closing price of the stock at the grant date. No options expired, were exercised or forfeited during 2005 or 2004. The remaining options must be exercised within ten years of the grant date. As of December 31, 2005 there remained 44,500 options outstanding.

During 1997, the Company issued non-qualified options to purchase 114,750 shares of common stock to certain executive employees. The options must be exercised within ten years of the grant date and have an exercise price of $78.00. There were no options forfeited in 2005 or 2004. No options expired or were exercised during 2005 or 2004. As of December 31, 2005 there remained 105,915 options outstanding.

During 1998, the Company issued non-qualified options to purchase 46,750 shares of common stock to certain executive employees at exercise prices ranging from $51.26 to $62.50, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options expired, were exercised or forfeited during 2005 or 2004. As of December 31, 2005 there remained 40,470 options outstanding.

During 1999, the Company issued non-qualified options to purchase 32,750 shares of common stock to certain executive employees at exercise prices ranging from $50.00 to 71.26, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options were exercised during 2005 or 2004. As of December 31, 2005, there remained 18,750 options outstanding.

During 1999, the Company issued non-qualified options to purchase 10,000 shares of common stock to a consultant at an exercise price of $60.00, which was based on the closing price of the stock at the grant date. No options were exercised during 2005 or 2004. The fair value of the options issued was recorded as deferred compensation of $300,000 to be amortized over the expected period the services were to be provided. As of December 31, 2005 there remained 10,000 options outstanding.

During 2000, the Company issued non-qualified options to purchase 129,250 shares of common stock to certain executive employees at exercise prices ranging from $55.00 to $127.50, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options were exercised during 2005 or 2004. As of December 31, 2005, there remained 68,833 options outstanding.

The following table summarizes the changes in common stock options for the common stock option plans described above:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,791,643	$42.46	1,807,879	$18.20	1,258,463	$36.40
Granted	39,600	0.54	421,350	1.73	1,377,662	3.00
Exercised	—	—	—	—	—	—
Expired	(1,117)	21.98	(116)	77.50	(828,246)	20.46
Forfeited	(1,103,100)	4.64	(437,470)	2.78	—
Outstanding at end of year	727,026	$37.50	1,791,643	$18.08	1,807,879	$18.20
Options exercisable at year end	516,463	$53.39	696,012	$42.46	435,880	$66.05
Weighted-average fair value of options granted during the year		$0.39		$1.34		$2.07

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.56 to $ 1.39	185,000	5.34	$0.95	38,750	$1.04
$ 1.40 to $ 3.00	159,448	4.67	2.94	82,010	2.91
$ 6.88 to $ 22.50	10,465	1.48	20.37	10,465	20.37
$42.50 to $ 71.26	137,666	3.59	58.21	150,791	57.53
$78.00 to $128.00	234,447	1.25	78.50	234,447	78.50
	727,026	3.23	$37.50	516,463	$53.39

Note 18 - Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.

		March 31	June 30	September 30	December 31
Net sales:	2005	$—	$—	$—	$—
	2004	450	90	—	—

Operating loss:	2005	$(996)	$(1,322)	$(587)	$(301)
	2004	(437)	(828)	(940)	(1,834)

Net loss from continuing operations	2005	$(3,627)	$(4,830)	$(2,522)	$(3,955)
	2004	(2,660)	(1,726)	(2,774)	(3,945)

Gain (loss) from discontinued operations	2005	$(4,481)	$(3,278)	$4,292	$(88)
	2004	1,452	(6,490)	(4,093)	(2,547)

Net gain (loss):	2005	$(8,108)	$(8,108)	$1,770	$(4,043)
	2004	$(1,208)	$(8,216)	$(6,867)	$(6,492)

Basic and diluted income (loss) from continuing operations per common share:	2005	$(0.19)	$(0.25)	$(0.13)	$(0.21)
	2004	(0.14)	(0.09)	(0.14)	(0.20)

Basic and diluted income (loss) per common share:	2005	$(0.42)	$(0.42)	$0.09	$(0.21)
	2004	(0.06)	(0.43)	(0.35)	(0.34)

C2 GLOBAL TECHNOLOGIES INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2003	$100	$6	$(100)	$—	$6
December 31, 2004	$6	$—	$—	$—	$6
December 31, 2005	$6	$—	$—	$—	$6
____________
(a)	Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

S-1