Form 10-Q
period 2006-03-31
C2 Global Technologies Inc
filed 2006-05-12
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ___________

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

As of May 4, 2006, there were 19,237,135 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands of dollars, except share and per share amounts)	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$76	$327
Restricted cash (Note 7)	1,065	1,506
Non-trade accounts receivable	—	172
Other current assets	7	13
Total current assets	1,148	2,018
Other assets:
Intangible assets, net (Note 5)	55	60
Goodwill (Note 5)	173	173
Investments (Note 6)	1,100	1,100
Other assets	120	139
Total assets	$2,596	$3,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$1,733	$2,523
Convertible note payable, net of unamortized discount (Note 7)	1,765	1,765
Subordinated notes payable to a related party, net of unamortized discount (Note 7)	74,760	72,022
Liabilities of discontinued operations (Note 8)	—	3,763
Total current liabilities	78,258	80,073
Convertible note payable, less current portion and net of unamortized discount (Note 7)	691	1,078
Warrant to purchase common stock (Note 7)	203	281

Total liabilities	79,152	81,432

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 618; liquidation preference of $618	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,237,135 at March 31, 2006 and December 31, 2005	192	192
Additional paid-in capital	189,590	189,162
Accumulated deficit	(266,344)	(267,302)

Total stockholders’ deficit	(76,556)	(77,942)

Total liabilities and stockholders’ deficit	$2,596	$3,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands of dollars, except per share amounts)	2006	2005
Revenue	$—	$—
Operating costs and expenses:
Selling, general and administrative	397	837
Research and development	—	150
Depreciation and amortization	5	9
Total operating costs and expenses	402	996
Operating loss	(402)	(996)
Other income (expense):
Interest expense - related party (Note 7)	(2,260)	(2,487)
Interest expense - third party	(82)	(144)
Interest and other income	3	—
Total other expense	(2,339)	(2,631)
Loss from continuing operations	(2,741)	(3,627)
Income (loss) from discontinued operations (net of $0 tax) (Note 8)	3,699	(4,481)
Net income (loss)	$958	$(8,108)
Basic and diluted weighted average shares outstanding (in thousands)	19,237	19,237
Net income (loss) per common share - basic and diluted: (Note 2)
Loss from continuing operations	$(0.14)	$(0.19)
Income (loss) from discontinued operations	0.19	(0.23)
Net income (loss) per common share	$0.05	$(0.42)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period ended March 31, 2006

(in thousands of dollars, except share amounts)
(unaudited)
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit

	Shares	Amount	Shares	Amount

Balance at December 31, 2004	618	$6	19,237,135	$192	$186,650	$(248,813)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,511	—
Conferral of benefit from majority stockholder	—	—	—	—	1,000	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	1	—
Net loss	—	—	—	—	—	(18,489)
Balance at December 31, 2005	618	6	19,237,135	192	189,162	(267,302)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	399	—
Compensation cost related to stock options	—	—	—	—	29
Net income	—	—	—	—	—	958
Balance at March 31, 2006	618	$6	19,237,135	$192	$189,590	$(266,344)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$958	$(8,108)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (income) from discontinued operations	(3,699)	4,481
Depreciation and amortization	5	9
Amortization of discount and debt issuance costs on subordinated notes payable to a related party	464	1,152
Amortization of discount on convertible note payable	73	70
Accrued interest added to subordinated notes payable to a related party	1,796	1,335
Stock compensation expense	29	—
Expense associated with issuance of options to purchase common stock to non-employee	—	1
Mark to market adjustment of warrant to purchase common stock	(78)	(35)
	(452)	(1,095)
Increase (decrease) in operating assets and liabilities:
Other assets	178	(80)
Accounts payable and accrued liabilities	(790)	160
Net cash used in operating activities by continuing operations	(1,064)	(1,015)
Net cash used in operating activities by discontinued operations	(64)	(4,019)
Net cash used in operating activities	(1,128)	(5,034)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software	—	(20)
Net cash provided by investing activities of continuing operations	—	(20)
Net cash used in investing activities of discontinued operations	—	(73)
Net cash used in investing activities	—	(93)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes payable to a related party	877	7,340
Use of restricted cash to pay convertible note payable	441	—
Repayment of convertible note payable	(441)	(444)
Net cash provided by financing activities of continuing operations	877	6,896
Net cash used in financing activities of discontinued operations	—	(1,811)
Net cash provided by financing activities	877	5,085
Decrease in cash and cash equivalents	(251)	(42)
Cash and cash equivalents at beginning of period	327	44
Cash and cash equivalents at end of period	$76	$2

Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$3,653	$—
Discount in connection with convertible notes payable to related parties	399	365

Supplemental cash flow information:
Taxes paid	3	—
Interest paid	90	110

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 – Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of C2 Global Technologies Inc. (formerly Acceris Communications Inc.), and its wholly-owned subsidiaries I-Link Communications Inc. (“ILC”), and C2 Communications Technologies Inc. (formerly Acceris Communications Technologies Inc.). These entities, on a combined basis, are referred to as “C2”, the “Company”, or “we” in these condensed consolidated financial statements. Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control.

C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, as discussed in Note 8 to these condensed consolidated financial statements, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who use C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property.

 All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2005 unaudited condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The March 31, 2006 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

     The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of those to be expected for the entire year ending December 31, 2006.

Note 2 – Summary of Significant Accounting Policies

Net earnings (loss) per share

     Basic earnings (loss) per share is computed based on the weighted average number of C2 common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company has a net loss from continuing operations for the three month periods ended March 31, 2006 and 2005, basic and diluted loss per share are the same, even though the Company has net income in the first three months of 2006 due to its income from discontinued operations.

     Potential common shares that were not included in the computation of diluted earnings per share, because they would have been anti-dilutive, are as follows:

	March 31,
	2006	2005

Assumed conversion of Class N preferred stock	24,720	24,720
Assumed conversion of subordinated note payable to a related party	3,721,299	3,404,382
Assumed conversion of convertible note payable	3,175,134	5,180,481
Assumed exercise of options and warrant to purchase shares of common stock	1,719,529	3,388,846
	8,640,682	11,998,429

Investments

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over the entity. The Company monitors these investments for impairment by considering current factors including economic environment, market conditions, operational performance, and other specific factors relating to the business underlying the investment, and will record impairments in carrying values if appropriate. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee, and other investee specific information. Impairments, dividends and realized gains and losses on equity securities are included in other income in the condensed consolidated statements of operations. See Note 6 for further discussion of the Company’s investment in convertible preferred stock.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes (“APB No. 20”), and related Interpretations, and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively, with the cumulative effect of the change taken into opening retained earnings for the earliest period presented, and the prior years’ statements restated to reflect the effect of the new accounting principle. Previously, APB No. 20 required that the cumulative effect of a change in accounting principle be recognized in net income in the year of the change. Although SFAS No. 154 now requires that a change in accounting principle be treated substantially the same as a correction of an error in prior periods, retrospective application is not required if it is impracticable to determine the effects on a specific period or the cumulative effect of the change on all prior periods presented in the financial statements. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company’s adoption of SFAS No. 154 has not had a material effect on its financial position, operations or cash flow.

In 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 05-2, The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, Potentially Settled In, a Company’s Own Stock’ ” (“EITF No. 05-2”). Under EITF No. 05-2, instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered conventional, and convertible preferred stock with a mandatory redemption date may qualify as conventional if the economic characteristics indicate the instrument is more akin to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The Company’s adoption of EITF No. 05-2 has not had a material effect on the Company’s financial position, operations or cash flow.

Note 3 – Liquidity and Capital Resources.

As a result of our substantial operating losses and negative cash flows from operations, at March 31, 2006 we had a stockholders’ deficit of $76,556 (December 31, 2005 - $77,942) and negative working capital of $77,110 (December 31, 2005 - $78,055). The reduction of the working capital deficit is due primarily to the disposition of the shares of WXC Corp. (“WXCC”, formerly known as Acceris Communications Corp.) during the first quarter of 2006, as discussed in Note 8 of these unaudited condensed consolidated financial statements, which reduced accrued liabilities by $3,763. This reduction was partially offset by the capitalization of $1,796 of interest on the debt owing to the Company’s majority stockholder, Counsel Corporation (collectively, with its subsidiaries, “Counsel”), as well as by advances from Counsel of $877. During the first quarter of 2006, both continuing and discontinued operations were primarily financed through these advances.

The Company had gross third party debt of $2,997 at March 31, 2006, a reduction from the $3,516 owed at December 31, 2005. The third party debt is held by Laurus Master Fund, Ltd. (“Laurus”), and at March 31, 2006 is comprised of a convertible note payable (the “Note”) in the amount of $2,794 and a warrant to purchase common stock with a fair value of $203. In October 2005, the Company placed $1,800 into a restricted cash account for the benefit of Laurus, which may be applied toward scheduled monthly payments of the Note. At March 31, 2006, the balance of the restricted cash account was $1,065. The Note is secured by all assets of the Company and guaranteed by Counsel through its maturity of October 2007.

Gross related party debt owing to our 91% common stockholder, Counsel, is $76,319 at March 31, 2006 compared to $73,646 at December 31, 2005. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt matures on December 31, 2006. It is supplemented by a Keep Well agreement from Counsel, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements through December 31, 2006. The Keep Well is not expected to be extended beyond its current maturity.

Counsel, in addition to guaranteeing the Note, has also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests, in favor of Laurus. Counsel has further agreed to pledge all of its shares owned in C2 as security for the Note. In accordance with the Laurus agreement, C2 cannot repay amounts owing to Counsel while the Note with Laurus remains outstanding. Additionally, so long as C2’s Note to Laurus remains outstanding, Counsel may not, without the written consent of Laurus, take any enforcement action to collect its loans owing by C2. Notwithstanding this, Counsel is not expected to extend the maturity date of its loans beyond December 31, 2006. In the event that C2’s Note to Laurus is either prepaid in full or settled by conversion of such Note into shares of C2, Counsel’s subordination agreement shall be terminated with immediate effect.

The Company has not realized revenues from continuing operations during the last two years, and there is significant doubt about the Company’s ability to obtain additional financing to support its operations beyond the December 31, 2006 expiration of the Keep Well from Counsel. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed in Note 1, in order to continue as a going concern. There is no certainty that the Company will be successful in its strategy of generating revenue by realizing value on its intellectual property.

Note 4 – Stock-Based Compensation

In December 2004, the FASB issued a revision (“SFAS No. 123(R)”) to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and the Company was required to adopt SFAS No. 123(R) in the first quarter of 2006. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The adoption of SFAS No. 123(R) did not have a material effect on the Company’s financial position, operations or cash flow.

At March 31, 2006, the Company has several stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

As a result of adopting SFAS No. 123(R) on January 1, 2006, C2’s net loss for the quarter ended March 31, 2006 is $29 more than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per share would be unchanged if the Company had not adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows, as there were no exercises of stock options in the three months ended March 31, 2006 and therefore no stock option-related cash flows were generated.

The table below illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in the first quarter of 2005:

Three Months Ended March 31, 2005
Net loss as reported	$(8,108)
Deduct:
Employee stock-based compensation cost determined under the fair value-based method for all awards, net of $0 tax	(120)

Pro forma net loss	$(8,228)

Net loss per share, basic and diluted:
As reported	$(0.42)
Pro forma	$(0.43)

The $29 fair value compensation cost of unvested stock options in the first quarter of 2006 was determined using historical Black-Scholes input information at grant dates between 2003 and 2005. These inputs included expected volatility between 79% and 98%, risk-free interest rates between 3.12% and 3.85%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of March 31, 2006, the total unrecognized stock-based compensation expense related to non-vested stock options was $214, which is expected to be recognized over a weighted average period of approximately 23 months.

The table below presents information regarding all stock options outstanding at March 31, 2006:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	727,026	$37.50
Expired	(7,500)	$22.50
Outstanding at March 31, 2006	719,526	$36.07

Options exercisable at March 31, 2006	494,151	$51.42

No options were granted, forfeited or exercised during the three months ending March 31, 2006.

As of March 31, 2006, the aggregate intrinsic value of options outstanding at March 31, 2006 was $0, based on the Company’s closing stock price of $0.51 as of the last business day of the period ended March 31, 2006. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At March 31, 2006, all of the outstanding options had exercise prices greater than $0.51.

The table below presents information regarding non-vested stock options outstanding at March 31, 2006:

	Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	226,187	$1.15
Granted	—	—
Vested	(812)	$1.43
Forfeited	—	—
Non-vested at March 31, 2006	225,375	$1.14

The total fair value of shares vesting during the three months ending March 31, 2006 was $1.

Note 5 – Composition of Certain Financial Statements Captions

     Intangible assets consisted of the following:
	March 31, 2006
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(45)	$55

	December 31, 2005
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(40)	$60

     Amortization expense relating to patent rights was $5 for each of the three month periods ended March 31, 2006 and 2005.

     Goodwill relates to an investment in a subsidiary company that holds the rights to some of the Company’s patents.

     Accounts payable and accrued liabilities consisted of the following:

	March 31, 2006	December 31, 2005
Regulatory and legal fees	$299	$477
Accounting, audit and tax consulting	348	295
Accrued restructuring costs	94	201
Telecommunications and related costs	88	295
Obligations to equipment suppliers	524	524
Sales and other taxes	101	316
Payroll and benefits	8	142
Other	271	273

Total accounts payable and accrued liabilities	$1,733	$2,523

Note 6 – Investments

The Company’s investments as of March 31, 2006 consist of a convertible preferred stock holding in AccessLine Communications Corporation, a privately-held corporation. This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services revenues) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100. The fair value of the securities is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee, and other investee specific information.

Note 7 – Debt

The Company’s outstanding debt, including a related common stock warrant, consists of the following:

	March 31, 2006			December 31, 2005
	Gross debt	Discounts (1)	Reported debt	Gross debt	Discounts (1)	Reported debt
Subordinated notes payable to Counsel, interest at 10.0%	$57,638	$—	$57,638	$55,376	$—	$55,376
Subordinated note payable to Counsel, convertible to common stock, interest at 9.0%	18,681	(1,559)	17,122	18,270	(1,624)	16,646
Convertible note, convertible to common stock, interest at WSJ prime plus 3.0% (10.75% at March 31, 2006)	2,794	(338)	2,456	3,235	(392)	2,843
Warrant to purchase common stock	203	—	203	281	—	281
	79,316	(1,897)	77,419	77,162	(2,016)	75,146
Less current portion	78,084	(1,559)	76,525	75,411	(1,624)	73,787
Long-term debt, less current portion	$1,232	$(338)	$894	$1,751	$(392)	$1,359

(1) Beneficial conversion feature, detachable warrant, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated notes payable to a related party	$76,319	$76,319	$—	$—	$—
Convertible note payable to a third party	2,794	1,765	1,029	—	—
Warrant to purchase common stock[1]	203	—	—	203	—
Total	$79,316	$78,084	$1,029	$203	$—

1 The warrant is reported at fair value, as determined at the end of each quarter.

Counsel is the controlling stockholder of the Company and is also the major debt holder of the Company, owning 96% of the Company’s debt as at March 31, 2006. The convertible note payable (the “Note”) and the warrant to purchase common stock are held by Laurus. Counsel has guaranteed the Note through its maturity in October 2007. Counsel has also subordinated its debt position and pledged its ownership interest in C2 in favor of Laurus.

Subordinated notes payable to a related party

The related party subordinated notes payable to Counsel mature on December 31, 2006. They are subject to acceleration in certain circumstances including certain events of default. Interest on related party debt accrues to principal quarterly, and accordingly the Company has no cash payment obligations to Counsel prior to the debt’s maturity. During the first quarter of 2006, Counsel advanced $877 and accrued interest added to principal was $1,796. Counsel, via a “Keep Well” agreement, has agreed to fund the cash requirements of C2 until December 31, 2006. At this time, the Company does not expect this guarantee will be extended past that date.

In accordance with the Laurus agreement, C2 cannot repay amounts owing to Counsel while the Note with Laurus remains outstanding. Additionally, in accordance with Counsel’s subordination agreement with Laurus, so long as C2’s Note to Laurus remains outstanding, Counsel may not, without the written consent of Laurus, take any enforcement action to collect its loans owing by C2. Notwithstanding this, Counsel is not expected to extend the maturity date of its loans beyond December 31, 2006. In the event that C2’s Note to Laurus is either prepaid in full or settled by conversion of such Note into shares of C2, Counsel’s subordination agreement shall be terminated with immediate effect.

For further discussion of the subordinated notes payable and other transactions with Counsel, see Note 3, above, and Note 10, below.

Convertible note payable to a third party

On October 14, 2004, the Company issued the Note with a detachable warrant to Laurus, in the principal amount of $5,000, due October 14, 2007. The Note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall Street Journal plus 3% (but not less than 7% per annum) decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the common stock issuable upon conversion of the Note. Interest is payable monthly in arrears. Principal is payable at the rate of approximately $147 per month, in cash or, in certain circumstances, in registered common stock. In the event the monthly payment must be paid in cash, then the Company pays 102% of the amount due. The Company has the right to prepay the Note at any time by paying 120% of the outstanding principal amount. Laurus may convert the Note, in whole or in part, into shares of common stock at any time. The Note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.88 per share of common stock, not to exceed, however, 4.99% of the outstanding shares of common stock of the Company. Laurus may revoke the 4.99% ownership restriction upon 75 days prior notice to the Company. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company analyzed the various embedded derivative elements of the debt at inception of the Note and concluded that all of the individual elements should be characterized as debt for accounting purposes and that the embedded derivative elements had nominal value. The value of the embedded derivative elements of the debt is reassessed on a quarterly basis on a mark-to-market basis. At March 31, 2006, and on all prior assessment dates, the Company concluded that the value of the embedded derivatives remained nominal. At March 31, 2006, the Note was convertible into 3,175,134 shares of the common stock of the Company.

In connection with the Note, the Company recorded a debt discount of $656, comprising $430 relating to the warrant allocation and $226 of financing costs to Laurus, which was deducted from the amount advanced on closing. The debt discount is being amortized over the term of the debt using the effective interest method through a charge to the statement of operations. At March 31, 2006, the amount of the debt discount was $338.

Pursuant to a Master Security Agreement, as amended, entered into in connection with the issuance of the Note, the Company granted a blanket lien on all its property and that of certain of its subsidiaries to secure repayment of the obligation. On September 30, 2005, the Company, in conjunction with the completion of the sale of the Telecommunications business, described in Note 8 of these consolidated financial statements, agreed to modifications to the security interest in the Company held by the Note holder as follows: (a) release of the security interest in the assets being disposed of in the sale of the Telecommunications assets; (b) conversion of the security interest of the Note to the senior debt position; (c) payment of $1,800 into a restricted cash account for the benefit of the Note holder, which may be applied toward scheduled monthly payments of the Note. As at March 31, 2006, the balance of the restricted cash account was $1,065.

Warrant to purchase common stock

In addition to the Note, the Company issued a common stock purchase warrant (the “Warrant”) to Laurus, entitling Laurus to purchase up to one million shares of common stock, subject to adjustment. The Warrant entitles the holder to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the Exercise Price. The Exercise Price shall equal $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares. The value of the Warrant is reassessed on a quarterly basis on a mark-to-market basis. The Company adjusted the value of the Warrant to $281 at December 31, 2005 and to $203 at March 31, 2006, and recorded $41 and $78, respectively, as a credit to interest expense.

Note 8 – Discontinued Operations

Disposition of the Telecommunications Business

Commencing in 2001, the Company entered the Telecommunications segment, acquiring certain assets from the estate of WorldxChange Communications Inc. from bankruptcy. In 2002, the Company also acquired certain assets of the estate of RSL.COM USA Inc. from bankruptcy and in 2003 the Company acquired Local Telcom Holdings, LLC. Together, these assets made up the Telecommunications segment of the Company’s business, which was owned through the Company’s wholly-owned subsidiary, Acceris Communications Corp. (name changed to WXC Corp. (“WXCC”) in October 2005).

The Company entered into an Asset Purchase Agreement, dated as of May 19, 2005, to sell substantially all of the assets and to transfer certain liabilities of WXCC to Acceris Management and Acquisition LLC (“AMA”), an arm’s length Minnesota limited liability company and wholly-owned subsidiary of North Central Equity LLC. In addition, on May 19, 2005, the parties executed a Management Services Agreement (“MSA”), Security Agreement, Note, Proxy and Guaranty. Upon receipt of the requisite approvals, including shareholder approval, the transaction was completed on September 30, 2005.

The sale resulted in a gain on disposition of $6,387, net of disposition and business exit costs. In accordance with GAAP, this gain, as well as the Telecommunications operations for the year ended December 31, 2005, have been reported in discontinued operations in the Company’s consolidated financial statements in its most recent Annual Report on Form 10-K, filed with the SEC.

On September 30, 2005, in conjunction with the closing of the asset sale transaction and the expiration of the MSA, referenced above, the Company and AMA entered into a second Management Services Agreement (“MSA2”) under which the Company agreed to continue to provide services in certain states where the Buyer, at closing, had not obtained authorization to provide telecommunications services. At December 31, 2005, AMA had obtained authorization to provide telecommunications services in all states except Hawaii. The authorization to provide services in Hawaii was subsequently obtained on April 5, 2006. For the period October 1, 2005 to March 31, 2006, the Company was charged a management fee by the Buyer that was equal to the revenue earned from providing these services. Both the revenue and the management fee were recorded in discontinued operations. The above is a summary description of the MSA2 and by its nature is incomplete.

On February 28, 2006, the Company entered into a stock purchase agreement with a third party, which agreed to acquire all the shares of WXCC from the Company, subject to Laurus’s release of its security interest in the shares and to certain other closing requirements. As a result of all closing requirements being completed and Laurus consenting to the release of its security interest on March 28, 2006, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which is included in income from discontinued operations in the condensed consolidated statement of operations for the quarter ended March 31, 2006.

Note 9 – Income Taxes

     The Company recognized no income tax expense from the net income generated in the three months ended March 31, 2006 because of the realization of an equivalent offsetting income tax credit arising from the reduction in the deferred tax valuation allowance of the Company. The Company recognized no income tax benefit from the net losses generated in the three months ended March 31, 2005 because of the uncertainty surrounding the realization of the related deferred tax asset.

     Restrictions in net operating loss carryforwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions may have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel, and disposition of business interests by the Company. Pursuant to Section 382 of the Internal Revenue Code, annual usage of the Company’s net operating loss carryforwards, prior to the sale of the Company’s Telecommunications business, was limited to approximately $6,700 per annum until 2008 and $1,700 per annum thereafter as a result of previous cumulative changes of ownership resulting in a change of control of the Company. After the completion of the sale of the Company’s Telecommunications business, the annual usage of the Company’s net operating loss carryforwards is limited to approximately $2,500 per annum until 2008 and $1,700 per annum thereafter. There is no certainty that the application of these “change in ownership” rules may not reoccur resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions or reductions in net operating loss carryforwards may occur through future merger, acquisition and/or disposition transactions. Any such additional limitations could require the Company to pay income taxes in the future and record an income tax expense to the extent of such liability despite the existence of net operating loss carryforwards.

     In the first quarter of 2006, as discussed in Note 4, the Company adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no immediate impact from an income tax perspective, since SFAS No. 123(R) specifically prohibits the recognition of any windfall tax benefits that have not been realized in cash or in the form of a reduction of income taxes payable.

Note 10 – Related Party Transactions

     During the three months ended March 31, 2006, Counsel advanced $877 and converted $1,796 of interest payable to principal. All loans from Counsel mature on December 31, 2006 and accrue interest at rates ranging from 9% to 10%, with interest compounding quarterly. Some of the loans are subject to an accelerated maturity in certain circumstances. At September 30, 2005, the closing of the sale of the Telecommunications business, which is discussed in more detail in Note 8 to these unaudited condensed consolidated financial statements, invoked the accelerated provisions of these loans. Counsel, in conjunction with the sale, waived the acceleration rights invoked by virtue of the sale and continues to retain its acceleration rights related to future events. The loans to Counsel are supplemented by Counsel’s Keep Well agreement, which matures December 31, 2006. The Keep Well requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements.

     Allan Silber, the Chief Executive Officer (“CEO”) of C2, is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of 100% of the base salary. No bonus was payable for the year ended December 31, 2005. Such compensation is expensed and paid by C2.

In December 2004, C2 entered into a Management Services Agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided to the Company by certain Counsel personnel for the calendar years of 2004 and 2005. The basis for such services charged was an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. In December 2005, C2 entered into a similar agreement with Counsel for services to be provided by Counsel in 2006, with the allocation determined on the same basis as the Agreement. For the first three months of 2006, the cost was $56, as compared to $113 for the first three months of 2005. In accordance with the terms of the Laurus Note, described above, amounts owing to Counsel cannot be repaid while amounts remain owing under the Note. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.

Note 11 – Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”). All amounts are in thousands of dollars except for share and per share data.

Forward Looking Information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted in the Company’s Annual Report on Form 10-K, filed with the SEC, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

On March 17, 2006, ongoing litigation between C2 and ITXC Corp. (“ITXC”) was terminated as a result of the Court approving a Consent Order whereby all claims and counterclaims were dismissed with prejudice as a result of C2’s covenanting not to sue ITXC. The Consent Order was not based on the determination of the merits of any issue in the lawsuits. The litigation, which is discussed in more detail in Part II - Item 1, below, had commenced in April 2004. The termination of the litigation will allow C2 to pursue other options to realize value from its intellectual property.

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

In 1997, we began offering enhanced services over a mixed IP-and-circuit-switched network platform. These services offered a blend of traditional and enhanced communication services and combined the inherent cost advantages of an IP-based network with the reliability of the existing Public Switched Telephone Network (“PSTN”).

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

Revenue and contributions from Technologies operations up to December 31, 2004 were based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005, rather than on the receipt of licensing fees and royalties. We expect to generate licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights.

The Company has conducted its own research and development activities related to its patents, investing $442 and $389 in 2004 and 2005, respectively. The Company ceased its investment in research and development in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property.

At the end of September 2005, C2 entered into a 12 year royalty agreement with a company controlled by an employee, in exchange for a loan of $140, with repayment contingent upon future royalties. Additionally, in the third quarter of 2005, C2 contracted for continued consulting services from the employee until April 30, 2006. As of the date of this Quarterly Report on Form 10-Q, no royalties have been received by the Company. At the end of September 2005, due to the absence of certainty pertaining to any future economic benefits, the Company expensed the loan.

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

C2 also owns intellectual property that solves teleconferencing problems:

Delay Synchronization in Compressed Audio Systems - This invention eliminates popping and clicking when switching between parties in a communications conferencing system employing signal compression techniques to reduce bandwidth requirements.

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

Disposition of the Telecommunications Business

Commencing in 2001, the Company entered the Telecommunications segment, acquiring certain assets from the estate of WorldxChange Communications Inc. from bankruptcy. In 2002, the Company also acquired certain assets of the estate of RSL.COM USA Inc. from bankruptcy and in 2003 the Company acquired Local Telcom Holdings, LLC. Together, these assets made up the Telecommunications segment of the Company’s business, which was owned through the Company’s wholly-owned subsidiary, Acceris Communications Corp. (name changed to WXC Corp. (“WXCC”) in October 2005).

The Company entered into an Asset Purchase Agreement, dated as of May 19, 2005, to sell substantially all of the assets and to transfer certain liabilities of WXCC to Acceris Management and Acquisition LLC (“AMA”), an arm’s length Minnesota limited liability company and wholly-owned subsidiary of North Central Equity LLC. In addition, on May 19, 2005, the parties executed a Management Services Agreement (“MSA”), Security Agreement, Note, Proxy and Guaranty. Upon receipt of the requisite approvals, including shareholder approval, the transaction was completed on September 30, 2005.

The sale resulted in a gain on disposition of $6,387, net of disposition and business exit costs. In accordance with GAAP, this gain, as well as the Telecommunications operations for the year ended December 31, 2005, have been reported in discontinued operations in the Company’s consolidated financial statements in its most recent Annual Report on Form 10-K, filed with the SEC.

On September 30, 2005, in conjunction with the closing of the asset sale transaction and the expiration of the MSA, referenced above, the Company and AMA entered into a second Management Services Agreement (“MSA2”) under which the Company agreed to continue to provide services in certain states where the Buyer, at closing, had not obtained authorization to provide telecommunications services. At December 31, 2005, AMA had obtained authorization to provide telecommunications services in all states except Hawaii. The authorization to provide services in Hawaii was subsequently obtained on April 5, 2006. For the period October 1, 2005 to March 31, 2006, the Company was charged a management fee by the Buyer that was equal to the revenue earned from providing these services. Both the revenue and the management fee were recorded in discontinued operations. The above is a summary description of the MSA2 and by its nature is incomplete.

On February 28, 2006, the Company entered into a stock purchase agreement with a third party, which agreed to acquire all the shares of WXCC from the Company, subject to Laurus Master Fund, Ltd.’s (“Laurus”) release of its security interest in the shares and to certain other closing requirements. As a result of all closing requirements being completed and Laurus consenting to the release of its security interest on March 28, 2006, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which is included in income from discontinued operations in the Company’s condensed consolidated statement of operations for the quarter ended March 31, 2006.

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

Competition

We are seeking to have telecommunications service providers (“TSPs”) and equipment suppliers (“ESs”) and end users license our patents. In this regard, our competition is existing technology, outside the scope of our patents, which allows TSPs and ESs to deliver communication services to their customers.

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

VoIP Notice of Proposed Rulemaking

In February 2004, the Federal Communications Commission (“FCC”) issued the VoIP Notice of Proposed Rulemaking (the “VoIP NPRM”) to solicit comments on many aspects of the regulatory treatment of VoIP services. The FCC continues to consider the possibility of regulating access to IP-based services, but has not yet decided on the appropriate level of regulatory intervention for IP-based service applications. It has, through several decisions, sought to exercise its pre-emptive authority to designate VoIP as an interstate service, thus pre-empting state regulation of VoIP and placing the FCC as the sole regulator of the service - a position that has been challenged by several state public utility commissions. The FCC has also subjected interconnected VoIP services to 911/E911 obligations and to Communications Assistance for Law Enforcement Act (“CALEA”) obligations. Further, action on the VoIP NPRM will likely address the applicability of access charges to VoIP services, although the FCC could address this issue separately pursuant to petitions filed by various parties seeking to impose access charges on certain IP services. Access charges provide compensation to local exchange carriers for traffic that originates or terminates on their networks. Certain Local Exchange Carriers (“LECs”) have argued that certain types of VoIP carriers provide the same basic functionality as traditional telephone service carriers, in that they carry a customer’s call from an origination point to a termination destination. Any ruling or decision from the FCC requiring VoIP carriers to pay access charges to Incumbent Local Exchange Carriers (“ILECs”) for local loop use may adversely affect our ability to license our VoIP technology to TSPs, ESs and end users, as described above.

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

Critical Accounting Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation. Actual results may differ from these estimates.

     The critical accounting estimates used in the preparation of our unaudited condensed consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. To aid in the understanding of our financial reporting, a summary of significant accounting policies are described in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Stock-Based Compensation

In December 2004, the FASB issued a revision (“SFAS No. 123(R)”) to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and the Company was required to adopt SFAS No. 123(R) in the first quarter of 2006. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The adoption of SFAS No. 123(R) did not have a material effect on the Company’s financial position, operations or cash flow.

At March 31, 2006, the Company has several stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

As a result of adopting SFAS No. 123(R) on January 1, 2006, C2’s net loss for the quarter ended March 31, 2006 is $29 more than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per share would be unchanged if the Company had not adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows, as there were no exercises of stock options in the three months ended March 31, 2006 and therefore no stock option-related cash flows were generated.

Contractual Obligations

        We have no contractual commitments other than our debt. The following table summarizes our contractual obligations, including estimated interest payable, as of March 31, 2006:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5years
Subordinated notes payable to a related party	$82,040	$82,040	$—	$—	$—
Convertible note payable to a third party	3,100	2,026	1,074	—	—
Warrant to purchase common stock[1]	203	—	—	203	—
Total	$85,343	$84,066	$1,074	$203	$—

1 The warrant is reported at fair value, as determined at the end of each quarter.

Counsel Corporation (collectively, with its subsidiaries “Counsel”) is the controlling stockholder of the Company and is also the major debt holder of the Company, owning 96% of the Company’s debt as at March 31, 2006. The convertible note payable (the “Note”) and the warrant to purchase common stock are held by Laurus. Counsel has guaranteed the Note through its maturity in October 2007. Counsel has also subordinated its debt position and pledged its ownership interest in C2 in favor of Laurus.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, at March 31, 2006 we had a stockholders’ deficit of $76,556 (December 31, 2005 - $77,942) and negative working capital of $77,110 (December 31, 2005 - $78,055). The reduction of the working capital deficit is due primarily to the disposition of the shares of WXC Corp. (“WXCC”, formerly known as Acceris Communications Corp.) during the first quarter of 2006, as discussed in Note 8 of the accompanying unaudited condensed consolidated financial statements, which reduced accrued liabilities by $3,763. This reduction was partially offset by the capitalization of $1,796 of interest on the debt owing to Counsel, as well as by advances from Counsel of $877. During the first quarter of 2006, both continuing and discontinued operations were primarily financed through these advances.

The Company had gross third party debt of $2,997 at March 31, 2006, a reduction from the $3,516 owed at December 31, 2005. The third party debt is held by Laurus, and at March 31, 2006 is comprised of a convertible note payable (the “Note”) in the amount of $2,794 and a warrant to purchase common stock with a fair value of $203. In October 2005, the Company placed $1,800 into a restricted cash account for the benefit of Laurus, which may be applied toward scheduled monthly payments of the Note. At March 31, 2006, the balance of the restricted cash account was $1,065. The Note is secured by all assets of the Company and guaranteed by Counsel through its maturity of October 2007.

Gross related party debt owing to our 91% common stockholder, Counsel, is $76,319 at March 31, 2006 compared to $73,646 at December 31, 2005. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt matures on December 31, 2006. It is supplemented by a Keep Well agreement from Counsel, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements through December 31, 2006. The Keep Well is not expected to be extended beyond its current maturity.

Counsel, in addition to guaranteeing the Note, has also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests, in favor of Laurus. Counsel has further agreed to pledge all of its shares owned in C2 as security for the Note. In accordance with the Laurus agreement, C2 cannot repay amounts owing to Counsel while the Note with Laurus remains outstanding. Additionally, so long as C2’s Note to Laurus remains outstanding, Counsel may not, without the written consent of Laurus, take any enforcement action to collect its loans owing by C2. Notwithstanding this, Counsel is not expected to extend the maturity date of its loans beyond December 31, 2006. In the event that C2’s Note to Laurus is either prepaid in full or settled by conversion of such Note into shares of C2, Counsel’s subordination agreement shall be terminated immediately upon occurrence of such event.

The Company has not realized revenues from continuing operations during the last two years, and there is significant doubt about the Company’s ability to obtain additional financing to support its operations beyond the December 31, 2006 expiration of the Keep Well from Counsel. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed above, in order to continue as a going concern. There is no certainty that the Company will be successful in its strategy of generating revenue by realizing value on its intellectual property.

A summary of the Company’s outstanding debt, including a related common stock warrant, is as follows:

		March 31, 2006			December 31, 2005
	Maturity Date	Gross debt	Discounts (1)	Reported debt	Gross debt	Discounts (1)	Reported debt
Convertible note payable	October 14, 2007	$2,794	$(338)	$2,456	$3,235	$(392)	$2,843

Subordinated notes payable to a related party	December 31, 2006	76,319	(1,559)	74,760	73,646	(1,624)	72,022

Warrant to purchase common stock	October 13, 2009	203	—	203	281	—	281

Total outstanding debt		$79,316	$(1,897)	$77,419	$77,162	$(2,016)	$75,146

 (1) Beneficial conversion feature, detachable warrant, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

Working Capital

     Cash, cash equivalents and restricted cash as of March 31, 2006 were $1,141 compared to $1,833 at December 31, 2005.

     Our working capital deficit decreased $945 to $77,110 as of March 31, 2006, from $78,055 as of December 31, 2005. The disposition of the WXCC stock reduced discontinued liabilities by $3,763, as discussed above. However, advances from Counsel of $877 and the capitalization of $1,796 interest on debt owing to Counsel largely offset this decrease. As well, the balance of the restricted cash account decreased by $441 due to principal payments on the debt owing to Laurus. The Company’s capital resources (due to the Counsel Keep Well) are adequate to finance our operations until December 31, 2006. However, the Company’s long-term viability is dependent upon successful pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives.

Cash flows from operating activities

Cash used in operating activities (excluding discontinued operations) during the three months ended March 31, 2006 was $1,064, as compared to cash used of $1,015 during the same period in 2005. The Company’s loss from continuing operations was $2,741 in 2006 compared to $3,627 in 2005, a decrease of $886. The reduction is primarily due to a reduction in the scale of the operations of the business.

An increase of $461 in interest added to related party debt was offset by a reduction of $688 in amortization of debt discounts. Accounts payable decreased by $790 in the first three months of 2006, but increased by $160 during the first three months of 2005. The use of cash to reduce accounts payable was primarily to pay legal and accounting accruals, as well as sales tax accruals related to the disposition of the Telecommunications business in September 2005.

Cash flows from investing activities

No net cash was used by investing activities of continuing or discontinued operations during the three months ended March 31, 2006, compared to net cash of $20 used by continuing operations for the same period in 2005.

Cash flows from financing activities

Financing activities (excluding discontinued operations) provided net cash of $877 during the three months ended March 31, 2006, as compared to $6,896 for the same period in 2005. The decrease is due to Counsel having to advance only $877 in the first quarter of 2006, compared to $7,340 in the first quarter of 2005. Following the disposition of the Telecommunications business in September 2005, the Company’s cash requirements have substantially decreased.

Payment of third party notes payable during the three months ended March 31, 2006 was $441 compared to $444 in the same period in 2005. In the third quarter of 2005, the Company placed $1,800 into a restricted account in favor of the convertible note holder, as replacement security for the security released in conjunction with the disposition of the Telecommunication operations. The convertible note holder is applying these restricted funds to the monthly principal payments due on the convertible note.

Management’s Discussion of Results of Operations

Three-Month Period Ended March 31, 2006 Compared to Three-Month Period Ended March 31, 2005

In order to more fully understand the comparison of the results of continuing operations for the first quarter of 2006 as compared to the first quarter of 2005, it is important to note the significant change that occurred in 2005. On May 19, 2005, we entered into an agreement to sell substantially all of the assets, and to transfer certain liabilities, of WXCC to Acceris Management and Acquisition LLC, an unrelated third party. The sale closed on September 30, 2005. In accordance with GAAP, the operational results related to WXCC were reclassified as discontinued operations in 2005 and prior years, and accordingly are not included in the following analysis of continuing operations.

Technologies revenue is derived from licensing and related services revenue. Prior to 2005, revenue and contributions from this business to date were based on the sales and deployments of our VoIP solutions, which we are no longer directly marketing, rather than on the receipt of licensing fees and royalties. The timing and sizing of various projects resulted in a continued pattern of fluctuating financial results.

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

     Selling, general, administrative and other expense was $397 during the first quarter of 2006 as compared to $837 for the first quarter of 2005. The significant changes included:

•
Compensation expense was $13 in the first quarter of 2006, as compared to $69 in the first quarter of 2005. The quarterly salary earned by the CEO of C2 was reduced from $69 to $34, effective July 1, 2005, reflecting the reduced complexity of the Company’s operations following the sale of the Telecommunications business in the third quarter of 2005. In the first quarter of 2006, the Company reversed $69 of bonus expense that was accrued during 2005, but was subsequently determined not to be warranted. Salary expense for the Company’s technologies employees was $19 in the first quarter of 2006. The corresponding compensation expense in the first quarter of 2005 was included in research and development expense. In the first quarter of 2006, the Company adopted SFAS No. 123(R), as discussed above, which resulted in an additional $29 of compensation expense.

•
Legal expenses in the first quarter of 2006 were $95, as compared to $305 in the first quarter of 2005. The decrease was primarily related to a lower level of activity in the Company’s litigation with ITXC for patent infringement, which litigation was terminated on March 17, 2006. Also, there was less activity associated with the direct and derivative actions against the Company.

•	Accounting and tax consulting expenses were $108 in the first quarter of 2006 compared to $69 in the first quarter of 2005.

•
Fees paid to the members of our Board of Directors were $26 in the first quarter of 2006 compared to $83 in the first quarter of 2005. The Board was reduced from eight members to four members at the end of the first quarter of 2005. As well, there were fewer meetings held in the first quarter of 2006 as compared to the first quarter of 2005.

•
Directors and officers insurance expense was $38 in the first quarter of 2006 compared to $100 in the first quarter of 2005. The decrease reflects the reduced complexity of the business following the disposition of the Telecommunications business in the third quarter of 2005.

•
Management fees charged by our controlling stockholder, Counsel, were $56 in the first quarter of 2006, compared to $113 in the first quarter of 2005. The decrease reflects the reduced requirement for services of Counsel personnel following the disposition of the Telecommunications business in the third quarter of 2005.

Research and development costs - The Company ceased its investment in research and development in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property, and consequently incurred no related costs in the first quarter of 2006. Research and development expenses in the first quarter of 2005 were $150.

Depreciation and amortization - This expense was $5 in the first quarter of 2006, as compared to $9 during the first quarter of 2005. Amortization of the Company’s patent rights was $5 in both 2006 and 2005. The additional $4 expense in 2005 relates to depreciation on fixed assets that were disposed of in the third quarter of 2005.

The changes in other income (expense) are primarily related to the following:

•
Interest expense - Related party interest expense totaled $2,260 in the first quarter of 2006, as compared to $2,487 in the first quarter of 2005. The decrease of $227 is the net effect of two factors. Interest expense increased by $461 due to increases in the debt due to Counsel. This increase was offset by a decrease of $688 in the quarterly amortization of the beneficial conversion feature (“BCF”) related to the related party’s ability to convert its debt to equity. Included in related party interest expense in the first quarter of 2006 is $464 of amortization of the BCF, on $18,681 of debt convertible at $5.02 per share. In the first quarter of 2005, amortization of the BCF was $1,152 on $17,090 of debt convertible at $5.02 per share.

Third party interest expense totaled $82 in the first quarter of 2006, as compared to $144 in the first quarter of 2005. All of the expense is related to the convertible note payable to Laurus Master Fund, Ltd. In 2006, the combined interest expense and discount amortization were $160, offset by a mark to market adjustment of $78 on the related warrant to purchase common stock. In 2005, the interest expense and discount amortization totaled $179, offset by a mark to market adjustment of $35.

•	Other income - In the first quarter of 2006, other income totaled $3, as compared to $0 during the first quarter of 2005. Other income in 2006 primarily consisted of interest earned on cash deposits.

Discontinued operations - In the first quarter of 2006, the Company reported a $3,699 gain from discontinued operations (net of tax of $0), as compared to a loss of $4,481 (net of tax of $0) reported in the first quarter of 2005. The 2006 gain consists of $54 of income related to Telecommunications operations for the quarter, and the $3,645 gain recognized on the sale of the shares of WXCC, as discussed above. The 2005 loss consists solely of the operations of the Telecommunications segment during the first quarter of 2005.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. The Company does not engage in material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the minimal amount of cash and cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our variable interest rate convertible note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall St. Journal (“WSJ interest rate”, 7.75% at March 31, 2006) plus 3% (but not less than 7.0% in total), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price of $0.88 following the effective date (January 18, 2005) of the registration statement covering the common stock issuable upon conversion. Assuming the debt amount on the variable interest rate convertible note at March 31, 2006 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $28 for that twelve-month period. In respect of the variable interest rate convertible note, should the price of the Company’s common stock increase and maintain a price equal to 125% of $0.88 for a twelve month period, the Company would benefit from a reduced interest rate of 2%, resulting in lower interest costs of up to approximately $56 for that twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2006. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 16, 2004, certain stockholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”), against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as four present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, among other things, that the Defendants, in their respective roles as controlling stockholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

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

Item 1A.  Risk Factors.

There have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. – Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
10.1	Promissory Note for $776,125.00 dated March 31, 2006 between C2 Global Technologies Inc. and Counsel Corporation

10.2	Promissory Note for $56,250.00 dated March 31, 2006 between C2 Global Technologies Inc. and Counsel Corporation

10.3	Promissory Note for $44,927.84 dated March 31, 2006 between C2 Global Technologies Inc. and Counsel Corporation

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: May 12, 2006	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and Chief Executive Officer

By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary