Form 10-Q
period 2006-06-30
C2 Global Technologies Inc
filed 2006-08-10
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to____

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

As of August 1, 2006, there were 19,237,375 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.
C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands of dollars, except share and per share amounts)	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10	$327
Restricted cash (Note 7)	624	1,506
Non-trade accounts receivable	60	172
Other current assets	8	13
Total current assets	702	2,018
Other assets:
Intangible assets, net (Note 5)	50	60
Goodwill (Note 5)	173	173
Investments (Note 6)	1,100	1,100
Other assets	101	139
Total assets	$2,126	$3,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$895	$1,774
Convertible note payable (Note 7)	1,765	1,765
Subordinated notes payable to a related party, net of unamortized discount (Note 7)	77,125	72,022
Liabilities of discontinued operations (Note 8)	—	4,512
Total current liabilities	79,785	80,073
Convertible note payable, less current portion and net of unamortized discount (Note 7)	304	1,078
Warrant to purchase common stock (Note 7)	949	281

Total liabilities	81,038	81,432

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 612, liquidation preference of $612 at June 30, 2006; issued and outstanding 618; liquidation preference of $618 at December 31, 2005	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,237,375 at June 30, 2006 and 19,237,135 at December 31, 2005	192	192
Additional paid-in capital	190,027	189,162
Accumulated deficit	(269,137)	(267,302)

Total stockholders’ deficit	(78,912)	(77,942)

Total liabilities and stockholders’ deficit	$2,126	$3,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars, except per share amounts)	2006	2005	2006	2005
Revenue	$—	$—	$—	$—

Operating costs and expenses:
Selling, general and administrative	351	1,155	741	1,987
Research and development	—	151	—	301
Depreciation and amortization	5	9	10	18

Total operating costs and expenses	356	1,315	751	2,306

Operating loss	(356)	(1,315)	(751)	(2,306)

Other income (expense):
Interest expense - related party (Note 7)	(2,308)	(3,463)	(4,568)	(5,950)
Interest expense - third party	(901)	(46)	(983)	(190)
Interest and other income	113	1	116	1

Total other expense	(3,096)	(3,508)	(5,435)	(6,139)

Loss from continuing operations	(3,452)	(4,823)	(6,186)	(8,445)
Income (loss) from discontinued operations (net of $0 tax) (Note 8)	659	(3,285)	4,351	(7,771)

Net loss	$(2,793)	$(8,108)	$(1,835)	$(16,216)

Basic and diluted weighted average shares outstanding (in thousands)	19,237	19,237	19,237	19,237
Net income (loss) per common share - basic and diluted: (Note 2)
Loss from continuing operations	$(0.18)	$(0.25)	$(0.32)	$(0.44)
Income (loss) from discontinued operations	0.04	(0.17)	0.23	(0.40)

Net loss per common share	$(0.14)	$(0.42)	$(0.09)	$(0.84)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period ended June 30, 2006

(in thousands of dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance at December 31, 2004	618	$6	19,237,135	$192	$186,650	$(248,813)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,511	—
Conferral of benefit from majority stockholder	—	—	—	—	1,000	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	1	—
Net loss	—	—	—	—	—	(18,489)
Balance at December 31, 2005	618	6	19,237,135	192	189,162	(267,302)
Conversion of Class N preferred stock to common stock	(6)	—	240	—	—	—
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	808	—
Compensation cost related to stock options	—	—	—	—	57
Net loss	—	—	—	—	—	(1,835)
Balance at June 30, 2006	612	$6	19,237,375	$192	$190,027	$(269,137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,835)	$(16,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	(4,351)	7,771
Depreciation and amortization	10	18
Amortization of discount and debt issuance costs on subordinated notes payable to a related party	906	3,105
Amortization of discount and debt issuance costs on convertible note payable	147	140
Accrued interest added to subordinated notes payable to a related party	3,662	2,845
Stock compensation expense	57	—
Expense associated with issuance of options to purchase common stock to non-employee	—	1
Mark to market adjustment of warrant to purchase common stock	668	(167)
	(736)	(2,503)
Increase (decrease) in operating assets and liabilities:
Other assets	116	(9)
Accounts payable and accrued liabilities	(879)	297
Net cash used in operating activities by continuing operations	(1,499)	(2,215)
Net cash used in operating activities by discontinued operations	(161)	(8,159)
Net cash used in operating activities	(1,660)	(10,374)

Cash flows from investing activities:
Net cash used in investing activities of discontinued operations	—	(46)
Net cash used in investing activities	—	(46)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes payable to a related party	1,343	10,211
Use of restricted cash to pay convertible note payable	882	—
Repayment of convertible note payable	(882)	(1,032)
Net cash provided by financing activities of continuing operations	1,343	9,179
Net cash provided by financing activities of discontinued operations	—	1,199
Net cash provided by financing activities	1,343	10,378
Decrease in cash and cash equivalents	(317)	(42)
Cash and cash equivalents at beginning of period	327	44
Cash and cash equivalents at end of period	$10	$2

Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$4,324	$—
Discount in connection with convertible notes payable to related parties	808	739

Supplemental cash flow information:
Taxes paid	3	—
Interest paid	199	217

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of C2 Global Technologies Inc. (formerly Acceris Communications Inc.), and its wholly-owned subsidiary C2 Communications Technologies Inc. (formerly Acceris Communications Technologies Inc.). These entities, on a combined basis, are referred to as “C2”, the “Company”, or “we” in these condensed consolidated financial statements. Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control.

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

 Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2005 unaudited condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The June 30, 2006 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

 These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

 The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of those to be expected for the entire year ending December 31, 2006.

Note 2 - Summary of Significant Accounting Policies

Net earnings (loss) per share

 Basic earnings (loss) per share is computed based on the weighted average number of C2 common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. As the Company has a net loss for the six month periods ended June 30, 2006 and 2005, basic and diluted loss per share are the same.

 Potential common shares that were not included in the computation of diluted earnings per share, because they would have been anti-dilutive, are as follows:

	June 30,
	2006	2005

Assumed conversion of Class N preferred stock	24,480	24,720
Assumed conversion of subordinated note payable to a related party	3,805,028	3,481,004
Assumed conversion of convertible note payable	2,673,797	4,512,032
Assumed exercise of options and warrant to purchase shares of common stock	1,699,529	3,022,146
	8,202,834	11,039,902

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

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FASB No. 48”). FASB No. 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FASB No. 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FASB No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of FASB No. 48 on its financial position, operations or cash flows.

Note 3 - Liquidity and Capital Resources.

As a result of our substantial operating losses and negative cash flows from operations, at June 30, 2006 we had a stockholders’ deficit of $78,912 (December 31, 2005 - $77,942) and negative working capital of $79,083 (December 31, 2005 - $78,055). The increase in the working capital deficit during the first six months of 2006 is primarily due to the capitalization of $3,662 of interest on the debt owing to the Company’s majority stockholder, Counsel Corporation (collectively, with its subsidiaries, “Counsel”), advances from Counsel of $1,343, and the use of $882 of restricted cash to reduce third party debt. These were partially offset by the elimination of the $4,512 of liabilities of discontinued operations outstanding at December 31, 2005, due to the disposition of the shares of two of the Company’s subsidiaries during the first six months of 2006, as discussed in Note 8 of these unaudited condensed consolidated financial statements. The disposition of the shares of WXC Corp. (“WXCC”, formerly known as Acceris Communications Corp.) during the first quarter of 2006 reduced accrued liabilities by $3,763. The disposition of the shares of I-Link Communications Inc. (“ILC”) during the second quarter of 2006 reduced accrued liabilities by $711. Also, during the first six months of 2006, accounts payable and accrued liabilities were paid down by $879. During the first six months of 2006, both continuing and discontinued operations were primarily financed through advances from Counsel.

The Company had gross third party debt of $3,302 at June 30, 2006, a reduction from the $3,516 owed at December 31, 2005. The third party debt is held by Laurus Master Fund, Ltd. (“Laurus”), and at June 30, 2006 is comprised of a convertible note payable (the “Note”) in the amount of $2,353 and a warrant to purchase common stock with a fair value of $949. In October 2005, the Company placed $1,800 into a restricted cash account for the benefit of Laurus, which it has been applying toward scheduled monthly payments of the Note. At June 30, 2006, the balance of the restricted cash account was $624. The Note is secured by all the assets of the Company and guaranteed by Counsel through its maturity of October 2007.

Gross related party debt owing to our 91% common stockholder, Counsel, is $78,650 at June 30, 2006 compared to $73,646 at December 31, 2005. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt matures on December 31, 2006. It is supplemented by a Keep Well agreement from Counsel, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements through December 31, 2006. The Company does not expect that the Keep Well will be extended beyond its current maturity.

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

The Company has not realized revenues from continuing operations during the last two years, and there is significant doubt about the Company’s ability to obtain additional financing to support its operations beyond the December 31, 2006 expiration of the Keep Well from Counsel. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed in Note 1, in order to continue as a going concern. Although the Company has commenced litigation in order to realize this value, there is no certainty that the Company’s litigation will be successful.

Note 4 - Stock-Based Compensation

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

At June 30, 2006, the Company has several stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

As a result of adopting SFAS No. 123(R) on January 1, 2006, C2’s net loss for the three and six months ended June 30, 2006 is $28 and $57 more, respectively, than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income (loss) per share would be unchanged if the Company had not adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows, as there were no exercises of stock options in the six months ended June 30, 2006 and therefore no stock option-related cash flows were generated.

The table below illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in the first six months of 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss as reported	$(8,108)	$(16,216)
Deduct:
Employee stock-based compensation cost determined under the fair value-based method for all awards, net of $0 tax	(59)	(180)

Pro forma net loss	$(8,167)	$(16,396)

Net loss per share, basic and diluted:
As reported	$(0.42)	$(0.84)
Pro forma	$(0.42)	$(0.85)

The $57 fair value compensation cost of unvested stock options in the first six months of 2006 was determined using historical Black-Scholes input information at grant dates between 2003 and 2006. These inputs included expected volatility between 79% and 98%, risk-free interest rates between 3.12% and 4.90%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of June 30, 2006, the total unrecognized stock-based compensation expense related to non-vested stock options was $195, which is expected to be recognized over a weighted average period of approximately 21 months.

The table below presents information regarding all stock options outstanding at June 30, 2006:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	727,026	$37.50
Granted	30,000	$0.51
Expired	(57,500)	$70.76
Outstanding at June 30, 2006	699,526	$31.57

Options exercisable at June 30, 2006	451,651	$47.63

In April 2006, 30,000 options were granted to the Company’s non-employee directors under the terms of the 2003 Stock Option and Appreciation Rights Plan. No options were forfeited or exercised during the six months ending June 30, 2006.

As of June 30, 2006, the aggregate intrinsic value of options outstanding at June 30, 2006 was $129, based on the Company’s closing stock price of $1.50 as of the last business day of the period ended June 30, 2006. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At June 30, 2006, 481,526 of the outstanding options had exercise prices greater than $1.50.

The table below presents information regarding non-vested stock options outstanding at June 30, 2006:

	Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	226,187	$1.15
Granted	30,000	$0.33
Vested	(8,312)	$0.46
Forfeited	—	—
Non-vested at June 30, 2006	247,875	$1.07

The total fair value of shares vesting during the three and six months ending June 30, 2006 was $3 and $4, respectively.

Note 5 - Composition of Certain Financial Statements Captions

     Intangible assets consisted of the following:

	June 30, 2006
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(50)	$50

	December 31, 2005
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(40)	$60

     Amortization expense relating to patent rights was $5 for each of the three month periods ended June 30, 2006 and 2005, and $10 for each of the six month periods ended June 30, 2006 and 2005.

     Goodwill relates to an investment in a subsidiary company that holds the rights to some of the Company’s patents.

     Accounts payable and accrued liabilities consisted of the following:

	June 30, 2006	December 31, 2005
Regulatory and legal fees	$133	$347
Accounting, audit and tax consulting	336	295
Accrued restructuring costs	23	201
Telecommunications and related costs	76	295
Sales and other taxes	98	316
Payroll and benefits	35	142
Other	194	178

Total accounts payable and accrued liabilities	$895	$1,774

Note 6 - Investments

The Company’s investments as of June 30, 2006 consist of a convertible preferred stock holding in AccessLine Communications Corporation, a privately-held corporation. This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services revenues) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100. The fair value of the securities is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee, and other investee specific information.

Note 7 - Debt

The Company’s outstanding debt, including a related common stock warrant, consists of the following:

	June 30, 2006			December 31, 2005

	Gross debt	Discounts (1)	Reported debt	Gross debt	Discounts (1)	Reported debt
Subordinated notes payable to Counsel, interest at 10.0%	$59,549	$—	$59,549	$55,376	$—	$55,376
Subordinated note payable to Counsel, convertible to common stock, interest at 9.0%	19,101	(1,525)	17,576	18,270	(1,624)	16,646
Convertible note, convertible to common stock, interest at WSJ prime plus 3.0% (11.25% at June 30, 2006)	2,353	(284)	2,069	3,235	(392)	2,843
Warrant to purchase common stock	949	—	949	281	—	281
	81,952	(1,809)	80,143	77,162	(2,016)	75,146
Less current portion	80,415	(1,525)	78,890	75,411	(1,624)	73,787
Long-term debt, less current portion	$1,537	$(284)	$1,253	$1,751	$(392)	$1,359

(1) Beneficial conversion feature, detachable warrant, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated notes payable to a related party	$78,650	$78,650	$—	$—	$—
Convertible note payable to a third party	2,353	1,765	588	—	—
Warrant to purchase common stock[1]	949	—	—	949	—
Total	$81,952	$80,415	$588	$949	$—

1 The warrant is reported at fair value, as determined at the end of each quarter.

Counsel is the controlling stockholder of the Company and is also the major debt holder of the Company, owning 96% of the Company’s debt as at June 30, 2006. The convertible note payable (the “Note”) and the warrant to purchase common stock are held by Laurus. Counsel has guaranteed the Note through its maturity in October 2007. Counsel has also subordinated its debt position and pledged its ownership interest in C2 in favor of Laurus.

Subordinated notes payable to a related party

The related party subordinated notes payable to Counsel mature on December 31, 2006. They are subject to acceleration in certain circumstances including certain events of default. Interest on related party debt accrues to principal quarterly, and accordingly the Company has no cash payment obligations to Counsel prior to the debt’s maturity. During the first six months of 2006, Counsel advanced $1,343 and accrued interest added to principal was $3,662. Counsel, via a “Keep Well” agreement, has agreed to fund the cash requirements of C2 until December 31, 2006. At this time, the Company does not expect this guarantee will be extended past that date.

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

Convertible note payable to a third party

On October 14, 2004, the Company issued the Note with a detachable warrant to Laurus, in the principal amount of $5,000, due October 14, 2007. The Note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall Street Journal plus 3% (but not less than 7% per annum) decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the common stock issuable upon conversion of the Note. Interest is payable monthly in arrears. At June 30, 2006, the Market Price was 70% above the fixed conversion price, and therefore the interest rate for July 2006 will be decreased by 4%. Principal is payable at the rate of approximately $147 per month, in cash or, in certain circumstances, in registered common stock. In the event the monthly payment must be paid in cash, then the Company pays 102% of the amount due. The Company has the right to prepay the Note at any time by paying 120% of the outstanding principal amount. Laurus may convert the Note, in whole or in part, into shares of common stock at any time. The Note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.88 per share of common stock, not to exceed, however, 4.99% of the outstanding shares of common stock of the Company. Laurus may revoke the 4.99% ownership restriction upon 75 days prior notice to the Company. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), at the inception of the Note the Company analyzed the various embedded derivative elements of the debt and concluded that all of the individual elements should be characterized as debt for accounting purposes and that the embedded derivative elements had nominal value. The value of the embedded derivative elements of the debt is reassessed on a quarterly basis on a mark-to-market basis. At June 30, 2006, and on all prior assessment dates, the Company concluded that the value of the embedded derivatives remained nominal. At June 30, 2006, the Note was convertible into 2,673,797 shares of the common stock of the Company.

In connection with the Note, the Company recorded a debt discount of $656, comprising $430 relating to the warrant allocation and $226 of financing costs to Laurus, which was deducted from the amount advanced on closing. The debt discount is being amortized over the term of the debt using the effective interest method through a charge to the statement of operations. At June 30, 2006, the amount of the debt discount was $284.

Pursuant to a Master Security Agreement, as amended, entered into in connection with the issuance of the Note, the Company granted a blanket lien on all its property and that of certain of its subsidiaries to secure repayment of the obligation. On September 30, 2005, the Company, in conjunction with the completion of the sale of the Telecommunications business, described in Note 8 of these condensed consolidated financial statements, agreed to modifications to the security interest in the Company held by the Note holder as follows: (a) release of the security interest in the assets being disposed of in the sale of the Telecommunications assets; (b) conversion of the security interest of the Note to the senior debt position; (c) payment of $1,800 into a restricted cash account for the benefit of the Note holder, which the Note holder has been applying toward scheduled monthly payments of the Note. As at June 30, 2006, the balance of the restricted cash account was $624.

Warrant to purchase common stock

In addition to the Note, the Company issued a common stock purchase warrant (the “Warrant”) to Laurus, entitling Laurus to purchase up to one million shares of common stock, subject to adjustment. The Warrant entitles the holder to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the Exercise Price. The Exercise Price shall equal $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares. The value of the Warrant is reassessed on a quarterly basis on a mark-to-market basis. The Company adjusted the value of the Warrant to $281 at December 31, 2005 and recorded $41 as a credit to interest expense. The Company adjusted the value of the warrant to $949 at June 30, 2006, and recorded $668 as a net debit to interest expense for the six months ended June 30, 2006.

Note 8 - Discontinued Operations

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

On February 28, 2006, the Company entered into a stock purchase agreement with a third party, which agreed to acquire all the shares of WXCC from the Company, subject to Laurus’s release of its security interest in the shares and to certain other closing requirements. As a result of all closing requirements being completed and Laurus consenting to the release of its security interest on March 28, 2006, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which is included in income from discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2006.

On June 26, 2006, the Company entered into a stock purchase agreement with the same third party involved in the purchase of the WXCC shares, which agreed to acquire all the shares of ILC from the Company, subject to certain closing requirements. As a result of all closing requirements being completed as of June 30, 2006, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $665 on the sale, net of closing costs of $46, which is included in income from discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2006.

Note 9 - Income Taxes

The Company recognized no income tax benefit from its losses in the six months ended June 30, 2006 or 2005 because of the uncertainty surrounding the realization of the related deferred tax asset.

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

In the first quarter of 2006, as discussed in Note 4, the Company adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) has as yet had no impact from an income tax perspective, since SFAS No. 123(R) specifically prohibits the recognition of any windfall tax benefits that have not been realized in cash or in the form of a reduction of income taxes payable.

Note 10 - Related Party Transactions

During the three and six months ended June 30, 2006, Counsel advanced $466 and $1,343, respectively, and converted $1,866 and $3,662, respectively, of interest payable to principal. All loans from Counsel mature on December 31, 2006 and accrue interest at rates ranging from 9% to 10%, with interest compounding quarterly. Some of the loans are subject to an accelerated maturity in certain circumstances. At September 30, 2005, the closing of the sale of the Telecommunications business, which is discussed in more detail in Note 8 to these unaudited condensed consolidated financial statements, invoked the accelerated provisions of these loans. Counsel, in conjunction with the sale, waived the acceleration rights invoked by virtue of the sale and continues to retain its acceleration rights related to future events. The loans to Counsel are supplemented by Counsel’s Keep Well agreement, which matures December 31, 2006. The Keep Well requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements.

Allan Silber, the Chief Executive Officer (“CEO”) of C2, is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of 100% of the base salary. No bonus was paid for the year ended December 31, 2005. Such compensation is expensed and paid by C2.

In December 2004, C2 entered into a Management Services Agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided to the Company by certain Counsel personnel for the calendar years of 2004 and 2005. The basis for such services charged was an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. In December 2005, C2 entered into a similar agreement with Counsel for services to be provided by Counsel in 2006, with the allocation determined on the same basis as the Agreement. For the first six months of 2006, the cost was $113, as compared to $225 for the first six months of 2005. In accordance with the terms of the Laurus Note, described above, amounts owing to Counsel cannot be repaid while amounts remain owing under the Note. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.

Note 11 - Commitments and Contingencies

Legal Proceedings

On April 16, 2004, certain stockholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego (the “Complaint”) against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as four present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, among other things, that the Defendants, in their respective roles as controlling stockholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

The Company, Counsel Communications LLC, Counsel Corporation and four of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego (the “Court”) on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity. In February 2006, the plaintiffs in both this action and the derivative action described above changed attorneys. In June 2006, a trial date of March 9, 2007 was set for both actions.

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

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas on June 15, 2006. The complaint alleges that the above companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” The complaint seeks an injunction, monetary damages and costs. There is no assurance that the Company will be successful in this litigation.

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

C2 owns certain patents, detailed below under “Company History” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights.

On March 17, 2006, ongoing litigation between C2 and ITXC Corp. (“ITXC”) was terminated as a result of the Court approving a Consent Order whereby all claims and counterclaims were dismissed with prejudice as a result of C2’s covenanting not to sue ITXC. The Consent Order was not based on the determination of the merits of any issue in the lawsuits. The litigation had commenced in April 2004. The termination of the litigation allows C2 to pursue other options to realize value from its intellectual property.

In the second quarter of 2006, the Company opened an office in Texas.

On June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas and alleges that the defendants’ services and systems utilizing VoIP infringe C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages, and costs.

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

In 2002, the U.S. Patent and Trademark Office issued a patent (No. 6,438,124, the “C2 Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP Services market. The C2 Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or Voice Engines (VoIP Gateways). These local Internet Voice Engines provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and as such, can lead to reduced toll charges. Shortly after the issuance of our core C2 Patent, we disposed of our domestic U.S. VoIP network in a transaction with Buyers United, Inc. (“BUI”), which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. As part of the sale, we retained all of our intellectual property rights and patents.

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

Revenue and contributions from Technologies operations up to December 31, 2004 were based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005, rather than on the receipt of licensing fees and royalties. We expect to generate licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights, as discussed above under “Overview and Recent Developments”.

The Company has conducted its own research and development activities related to its patents, investing $442 and $389 in 2004 and 2005, respectively. The Company suspended its investment in research and development in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property.

At the end of September 2005, C2 entered into a 12-year royalty agreement with a company controlled by an employee, in exchange for a loan of $140, with repayment contingent upon future royalties. Additionally, in the third quarter of 2005, C2 contracted for continued consulting services from the employee until April 30, 2006. As of the date of this Quarterly Report on Form 10-Q, no royalties have been received by the Company. At the end of September 2005, due to the uncertainty of any future economic benefits, the Company expensed the loan.

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

On February 28, 2006, the Company entered into a stock purchase agreement with a third party, which agreed to acquire all the shares of WXCC from the Company, subject to Laurus Master Fund, Ltd.’s (“Laurus”) release of its security interest in the shares and to certain other closing requirements. As a result of all closing requirements being completed and Laurus consenting to the release of its security interest on March 28, 2006, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which is included in income from discontinued operations in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2006.

On June 26, 2006, the Company entered into a stock purchase agreement with the same third party involved in the purchase of the WXCC shares, which agreed to acquire all the shares of ILC from the Company, subject to certain closing requirements. As a result of all closing requirements being completed as of June 30, 2006, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $665 on the sale, net of closing costs of $46, which is included in income from discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2006.

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

At June 30, 2006, the Company has several stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

As a result of adopting SFAS No. 123(R) on January 1, 2006, C2’s net loss for the three and six months ended June 30, 2006 is $28 and $57 more, respectively, than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income (loss) per share would be unchanged if the Company had not adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows, as there were no exercises of stock options in the six months ended June 30, 2006 and therefore no stock option-related cash flows were generated.

Contractual Obligations

        We have no contractual commitments other than our debt. The following table summarizes our contractual obligations, including estimated interest payable, as of June 30, 2006:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated notes payable to a related party	$82,528	$82,528	$—	$—	$—
Convertible note payable to a third party	2,584	1,978	606	—	—
Warrant to purchase common stock[1]	949	—	—	949	—
Total	$86,061	$84,506	$606	$949	$—

1 The warrant is reported at fair value, as determined at the end of each quarter.

Counsel Corporation (collectively, with its subsidiaries “Counsel”) is the controlling stockholder of the Company and is also the major debt holder of the Company, owning 96% of the Company’s debt as at June 30, 2006. The convertible note payable (the “Note”) and the warrant to purchase common stock are held by Laurus. Counsel has guaranteed the Note through its maturity in October 2007. Counsel has also subordinated its debt position and pledged its ownership interest in C2 in favor of Laurus.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, at June 30, 2006 we had a stockholders’ deficit of $78,912 (December 31, 2005 - $77,942) and negative working capital of $79,083 (December 31, 2005 - $78,055). The increase in the working capital deficit during the first six months of 2006 is primarily due to the capitalization of $3,662 of interest on the debt owing to the Company’s majority stockholder, Counsel Corporation (collectively, with its subsidiaries, “Counsel”), advances from Counsel of $1,343, and the use of $882 of restricted cash to reduce third party debt. These were partially offset by the elimination of the $4,512 of liabilities of discontinued operations outstanding at December 31, 2005, due to the disposition of the shares of two of the Company’s subsidiaries during the first six months of 2006, as discussed in Note 8 of the unaudited condensed consolidated financial statements included in Item 1 of this report. The disposition of the shares of WXC Corp. (“WXCC”, formerly known as Acceris Communications Corp.) during the first quarter of 2006 reduced accrued liabilities by $3,763. The disposition of the shares of I-Link Communications Inc. (“ILC”) during the second quarter of 2006 reduced accrued liabilities by $711. Also, during the first six months of 2006, accounts payable and accrued liabilities were paid down by $879. During the first six months of 2006, both continuing and discontinued operations were primarily financed through advances from Counsel.

The Company had gross third party debt of $3,302 at June 30, 2006, a reduction from the $3,516 owed at December 31, 2005. The third party debt is held by Laurus Master Fund, Ltd. (“Laurus”), and at June 30, 2006 is comprised of a convertible note payable (the “Note”) in the amount of $2,353 and a warrant to purchase common stock with a fair value of $949. In October 2005, the Company placed $1,800 into a restricted cash account for the benefit of Laurus, which it has been applying toward scheduled monthly payments of the Note. At June 30, 2006, the balance of the restricted cash account was $624. The Note is secured by all the assets of the Company and guaranteed by Counsel through its maturity of October 2007.

Gross related party debt owing to our 91% common stockholder, Counsel, is $78,650 at June 30, 2006 compared to $73,646 at December 31, 2005. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt matures on December 31, 2006. It is supplemented by a Keep Well agreement from Counsel, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements through December 31, 2006. The Company does not expect that the Keep Well will be extended beyond its current maturity.

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

The Company has not realized revenues from continuing operations during the last two years, and there is significant doubt about the Company’s ability to obtain additional financing to support its operations beyond the December 31, 2006 expiration of the Keep Well from Counsel. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed above, in order to continue as a going concern. Although the Company has commenced litigation in order to realize this value, there is no certainty that the Company’s litigation will be successful. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

A summary of the Company’s outstanding debt, including a related common stock warrant, is as follows:

		June 30, 2006			December 31, 2005
	Maturity Date	Gross debt	Discounts (1)	Reported debt	Gross debt	Discounts (1)	Reported debt
Convertible note payable	October 14, 2007	$2,353	$(284)	$2,069	$3,235	$(392)	$2,843

Subordinated notes payable to a related party	December 31, 2006	78,650	(1,525)	77,125	73,646	(1,624)	72,022

Warrant to purchase common stock	October 13, 2009	949	—	949	281	—	281

Total outstanding debt		$81,952	$(1,809)	$80,143	$77,162	$(2,016)	$75,146

(1) Beneficial conversion feature, detachable warrant, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

Working Capital

Cash, cash equivalents and restricted cash as of June 30, 2006 were $634 compared to $1,833 at December 31, 2005.

Our working capital deficit increased $1,028 to $79,083 as of June 30, 2006, from $78,055 as of December 31, 2005. The disposition of the WXCC and ILC stock reduced discontinued liabilities by $3,763 and $711, respectively, as discussed above. However, this was offset by advances from Counsel of $1,343 and the capitalization of $3,662 interest on debt owing to Counsel. As well, the balance of the restricted cash account decreased by $882 due to principal payments on the debt owing to Laurus. The Company’s capital resources (due to the Counsel Keep Well) are adequate to finance our operations until December 31, 2006. However, the Company’s long-term viability is dependent upon successful pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives.

Cash flows from operating activities

Cash used in operating activities (excluding discontinued operations) during the six months ended June 30, 2006 was $1,499, as compared to cash used of $2,215 during the same period in 2005. The Company’s loss from continuing operations was $6,186 in 2006 compared to $8,445 in 2005, a decrease of $2,259. The reduction is primarily due to a reduction in the scale of the operations of the business, resulting in a decrease of $1,547 in operating expenses in 2006 as compared to 2005, and $115 more other income in 2006 compared to 2005.

An increase of $817 in interest added to related party debt was offset by a reduction of $2,199 in amortization of debt discounts. Accounts payable decreased by $879 in the first six months of 2006, but increased by $297 during the first six months of 2005. The use of cash to reduce accounts payable was primarily to pay legal and accounting accruals, as well as sales tax accruals related to the disposition of the Telecommunications business in September 2005.

Cash flows from investing activities

No net cash was provided or used by investing activities of continuing operations during the six months ended June 30, 2006 or 2005.

Cash flows from financing activities

Financing activities (excluding discontinued operations) provided net cash of $1,343 during the six months ended June 30, 2006, as compared to $9,179 for the same period in 2005. The decrease is primarily due to Counsel having to advance only $1,343 in the first half of 2006, compared to $10,211 in the first half of 2005. Following the disposition of the Telecommunications business in September 2005, the Company’s cash requirements have substantially decreased.

Payment of third party notes payable during the six months ended June 30, 2006 was $882 compared to $1,032 in the same period in 2005. In June 2005, two principal payments were made as compared to only one in June 2006. In the third quarter of 2005, the Company placed $1,800 into a restricted account in favor of the convertible note holder, as replacement security for the security released in conjunction with the disposition of the Telecommunication operations. The convertible note holder is applying these restricted funds to the monthly principal payments due on the convertible note; consequently, the payments made in 2006 have not required the Company to use its non-segregated cash.

Management’s Discussion of Results of Operations

Three-Month Period Ended June 30, 2006 Compared to Three-Month Period Ended June 30, 2005

In order to more fully understand the comparison of the results of continuing operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, it is important to note the significant change that occurred in 2005. On May 19, 2005, we entered into an agreement to sell substantially all of the assets, and to transfer certain liabilities, of WXCC to Acceris Management and Acquisition LLC, an unrelated third party. The sale closed on September 30, 2005. In accordance with GAAP, the operational results related to WXCC were reclassified as discontinued operations in 2005 and prior years, and accordingly are not included in the following analysis of continuing operations.

Technologies revenue is derived from licensing and related services revenue. Prior to 2005, revenue and contributions from this business were based on the sales and deployments of our VoIP solutions, which we are no longer directly marketing, rather than on the receipt of licensing fees and royalties. The timing and sizing of various projects resulted in a continued pattern of fluctuating financial results.

We expect to generate licensing and royalty revenue in our Technologies business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights.

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

Selling, general, administrative and other expense was $351 during the three months ended June 30, 2006 as compared to $1,155 for the three months ended June 30, 2005. The significant changes included:

•
Compensation expense was $70 in the second quarter of 2006, as compared to $69 in the second quarter of 2005. The quarterly salary earned by the CEO of C2 was reduced from $69 to $34, effective July 1, 2005, reflecting the reduced complexity of the Company’s operations following the sale of the Telecommunications business in the third quarter of 2005. Salary expense for the Company’s technologies employees was $8 in the second quarter of 2006. The corresponding compensation expense in the second quarter of 2005 was included in research and development expense. On January 1, 2006, the Company adopted SFAS No. 123(R), as discussed above, which resulted in $28 of compensation expense in the second quarter of 2006.

•
Legal expenses in the second quarter of 2006 were $38, as compared to $614 in the second quarter of 2005. The decrease was primarily related to the termination, on March 17, 2006, of the Company’s litigation with ITXC for patent infringement. Also, there was less activity associated with the direct and derivative actions against the Company.

•	Accounting and tax consulting expenses were $129 in the second quarter of 2006 compared to $67 in the second quarter of 2005.

•
Fees paid to the members of our Board of Directors were $25 in the second quarter of 2006 compared to $32 in the second quarter of 2005. Fewer meetings were held in the second quarter of 2006 as compared to the second quarter of 2005.

•
Travel and entertainment expenses were $7 in the second quarter of 2006 compared to $122 in the second quarter of 2005. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•
Consulting expense was $0 in the second quarter of 2006 compared to $107 in the second quarter of 2005. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•
Management fees charged by our controlling stockholder, Counsel, were $56 in the second quarter of 2006, compared to $113 in the second quarter of 2005. The decrease reflects the reduced requirement for services of Counsel personnel following the disposition of the Telecommunications business in the third quarter of 2005.

Research and development costs - The Company suspended its investment in research and development in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property, and consequently incurred no related costs in the second quarter of 2006. Research and development expenses in the second quarter of 2005 were $151.

Depreciation and amortization - This expense was $5 in the second quarter of 2006, as compared to $9 during the second quarter of 2005. Amortization of the Company’s patent rights was $5 in both 2006 and 2005. The additional $4 expense in 2005 relates to depreciation on fixed assets that were disposed of in the third quarter of 2005.

The changes in other income (expense) are primarily related to the following:

•
Interest expense - Related party interest expense totaled $2,308 in the second quarter of 2006, as compared to $3,463 in the second quarter of 2005. The decrease of $1,155 is the net effect of two factors. Interest expense increased by $356 due to increases in the debt due to Counsel. This increase was offset by a decrease of $1,511 in the quarterly amortization of the beneficial conversion feature (“BCF”) related to the related party’s ability to convert its debt to equity. Included in related party interest expense in the second quarter of 2006 is $441 of amortization of the BCF, on $19,101 of debt convertible at $5.02 per share. In the second quarter of 2005, amortization of the BCF was $1,953 on $17,475 of debt convertible at $5.02 per share.

Third party interest expense totaled $901 in the second quarter of 2006, as compared to $46 in the second quarter of 2005. All of the expense is related to the convertible note payable to Laurus Master Fund, Ltd. In 2006, the combined interest expense and discount amortization were $155, and the Company recorded an additional expense of $746 as a mark to market adjustment on the related warrant to purchase common stock. In 2005, the interest expense and discount amortization totaled $177, offset by a mark to market adjustment of $131.

•
Other income - In the second quarter of 2006, other income totaled $113, as compared to $1 during the second quarter of 2005. In the second quarter of 2006, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $110 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. The remaining income in 2006 consisted of interest earned on cash deposits.

Discontinued operations - In the second quarter of 2006, the Company reported income of $659 from discontinued operations (net of tax of $0), as compared to a loss of $3,285 (net of tax of $0) reported in the second quarter of 2005. The 2006 income consists of a $6 loss related to Telecommunications operations for the quarter, and the $665 gain recognized on the sale of the shares of ILC, as discussed above. The 2005 loss consists solely of the operations of the Telecommunications segment during the second quarter of 2005.

Six-Month Period Ended June 30, 2006 Compared to Six-Month Period Ended June 30, 2005

In order to more fully understand the comparison of the results of continuing operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, it is important to note the significant change that occurred in 2005. On May 19, 2005, we entered into an agreement to sell substantially all of the assets, and to transfer certain liabilities, of WXCC to Acceris Management and Acquisition LLC, an unrelated third party. The sale closed on September 30, 2005. In accordance with GAAP, the operational results related to WXCC were reclassified as discontinued operations in 2005 and prior years, and accordingly are not included in the following analysis of continuing operations.

Technologies revenue is derived from licensing and related services revenue. Prior to 2005, revenue and contributions from this business were based on the sales and deployments of our VoIP solutions, which we are no longer directly marketing, rather than on the receipt of licensing fees and royalties. The timing and sizing of various projects resulted in a continued pattern of fluctuating financial results.

We expect to generate licensing and royalty revenue in our Technologies business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights.

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

Selling, general, administrative and other expense was $741 during the first six months of 2006 as compared to $1,987 for the first six months of 2005. The significant changes included:

•
Compensation expense was $83 in the first half of 2006, as compared to $138 in the first half of 2005. The quarterly salary earned by the CEO of C2 was reduced from $69 to $34, effective July 1, 2005, reflecting the reduced complexity of the Company’s operations following the sale of the Telecommunications business in the third quarter of 2005. In the first quarter of 2006, the Company reversed $69 of bonus expense that was accrued during 2005, but was subsequently determined not to be warranted. Salary expense for the Company’s technologies employees was $27 in the first half of 2006. The corresponding compensation expense in the first half of 2005 was included in research and development expense. On January 1, 2006, the Company adopted SFAS No. 123(R), as discussed above, which resulted in $57 of compensation expense during the first six months of 2006.

•
Legal expenses in the first half of 2006 were $133, as compared to $919 in the first half of 2005. The decrease was primarily related to a lower level of activity in the Company’s litigation with ITXC for patent infringement, which litigation was terminated on March 17, 2006. Also, in 2006 there was less activity associated with the direct and derivative actions against the Company.

•	Accounting and tax consulting expenses were $234 in the first half of 2006 compared to $136 in the first half of 2005.

•
Fees paid to the members of our Board of Directors were $51 in the first half of 2006 compared to $114 in the first half of 2005. The Board was reduced from eight members to four members at the end of the first quarter of 2005. As well, there were fewer meetings held in the first half of 2006 as compared to the first half of 2005.

•
Travel and entertainment expenses were $13 in the first half of 2006 compared to $172 in the first half of 2005. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•
Directors and officers insurance expense was $75 in the first half of 2006 compared to $100 in the first half of 2005. The decrease reflects the reduced complexity of the business following the disposition of the Telecommunications business in the third quarter of 2005.

•
Consulting expense was $0 in the first half of 2006 compared to $134 in the first half of 2005. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•
Management fees charged by our controlling stockholder, Counsel, were $113 in the first half of 2006, compared to $225 in the first half of 2005. The decrease reflects the reduced requirement for services of Counsel personnel following the disposition of the Telecommunications business in the third quarter of 2005.

Research and development costs - The Company suspended its investment in research and development in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property, and consequently incurred no related costs in the first half of 2006. Research and development expenses in the first half of 2005 were $301.

Depreciation and amortization - This expense was $10 in the first half of 2006, as compared to $18 during the first half of 2005. Amortization of the Company’s patent rights was $10 in both 2006 and 2005. The additional $8 expense in 2005 relates to depreciation on fixed assets that were disposed of in the third quarter of 2005.

The changes in other income (expense) are primarily related to the following:

•
Interest expense - Related party interest expense totaled $4,568 in the first half of 2006, as compared to $5,950 in the first half of 2005. The decrease of $1,382 is the net effect of two factors. Interest expense increased by $817 due to increases in the debt due to Counsel. This increase was offset by a decrease of $2,199 in the quarterly amortization of the beneficial conversion feature (“BCF”) related to the related party’s ability to convert its debt to equity. Included in related party interest expense in the first half of 2006 is $906 of amortization of the BCF, on $19,101 of debt convertible at $5.02 per share. In the first half of 2005, amortization of the BCF was $3,105 on $17,475 of debt convertible at $5.02 per share.

Third party interest expense totaled $983 in the first half of 2006, as compared to $190 in the first half of 2005. All of the expense is related to the convertible note payable to Laurus Master Fund, Ltd. In 2006, the combined interest expense and discount amortization were $315, and the Company recorded an additional expense of $668 as a mark to market adjustment on the related warrant to purchase common stock. In 2005, the interest expense and discount amortization totaled $357, offset by a mark to market adjustment of $167.

•
Other income - In the first half of 2006, other income totaled $116, as compared to $1 during the first half of 2005. In the second quarter of 2006, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $110 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. The remaining income in 2006 primarily consisted of interest earned on cash deposits.

Discontinued operations - In the first half of 2006, the Company reported income of $4,351 from discontinued operations (net of tax of $0), as compared to a loss of $7,771 (net of tax of $0) reported in the first half of 2005. The 2006 income consists of $41 income related to Telecommunications operations for the six-month period, and the $4,310 total gains recognized on the sale of the shares of WXCC and ILC, as discussed above. The 2005 loss consists solely of the operations of the Telecommunications segment during the first six months of 2005.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. The Company has not engaged in material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the minimal amount of cash and cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our variable interest rate convertible note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall St. Journal (“WSJ interest rate”, 8.25% at June 30, 2006) plus 3% (but not less than 7.0% in total), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price of $0.88 following the effective date (January 18, 2005) of the registration statement covering the common stock issuable upon conversion. Assuming the debt amount on the variable interest rate convertible note at June 30, 2006 was constant during the next twelve-month period, and the Market Price was less than the fixed conversion price, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $24 for that twelve-month period. In respect of the variable interest rate convertible note, should the price of the Company’s common stock increase and maintain a price equal to 125% of $0.88 for a twelve month period, the Company would benefit from a reduced interest rate of 2%, resulting in lower interest costs of up to approximately $48 for that twelve-month period. At June 30, 2006, the Market Price was 70% above the fixed conversion price, and consequently the Company expects its interest expense for the month of July 2006 to be reduced by approximately $8. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2006. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 16, 2004, certain stockholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego (the “Complaint”) against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as four present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, among other things, that the Defendants, in their respective roles as controlling stockholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity.

The Company, Counsel Communications LLC, Counsel Corporation and four of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego (the “Court”) on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity. In February 2006, the plaintiffs in both this action and the derivative action described above changed attorneys. In June 2006, a trial date of March 9, 2007 was set for both actions.

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

On June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas and alleges that the defendants’ services and systems utilizing Voice over Internet Protocol (“VoIP”) infringe C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages, and costs. There is no assurance that the Company will be successful in this litigation.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. - Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
10.1	Promissory Note for $363,000.00 dated June 30, 2006 between C2 Global Technologies Inc. and Counsel Corporation.

10.2	Promissory Note for $56,250.00 dated June 30, 2006 between C2 Global Technologies Inc. and Counsel Corporation.

10.3	Promissory Note for $46,441.65 dated June 30, 2006 between C2 Global Technologies Inc. and Counsel Corporation.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: August 10, 2006	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and Chief Executive Officer

By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary