Form 10-Q
period 2006-09-30
C2 Global Technologies Inc
filed 2006-11-08
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 2, 2006, there were 19,237,375 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands of dollars, except share and per share amounts)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20	$327
Restricted cash (Note 7)	182	1,506
Non-trade accounts receivable	—	172
Other current assets	87	90
Total current assets	289	2,095
Other assets:
Intangible assets, net (Note 5)	45	60
Goodwill (Note 5)	173	173
Investments (Note 6)	1,100	1,100
Other assets	—	62
Total assets	$1,607	$3,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$631	$1,774
Convertible note payable, net of unamortized discount (Note 7)	1,537	1,544
Subordinated notes payable to a related party, net of unamortized discount (Note 7)	79,302	72,022
Liabilities of discontinued operations (Note 8)	—	4,512
Total current liabilities	81,470	79,852
Convertible note payable, less current portion and net of unamortized discount (Note 7)	147	1,299
Warrant to purchase common stock (Note 7)	203	281

Total liabilities	81,820	81,432

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 612, liquidation preference of $612 at September 30, 2006; issued and outstanding 618, liquidation preference of $618 at December 31, 2005	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 19,237,375 at September 30, 2006 and 19,237,135 at December 31, 2005	192	192
Additional paid-in capital	190,482	189,162
Accumulated deficit	(270,893)	(267,302)

Total stockholders’ deficit	(80,213)	(77,942)

Total liabilities and stockholders’ deficit	$1,607	$3,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars, except per share amounts)	2006	2005	2006	2005

Revenue	$—	$—	$—	$—

Operating costs and expenses:
Selling, general and administrative	306	481	1,047	2,468
Research and development	—	88	—	389
Depreciation and amortization	5	9	15	27
Total operating costs and expenses	311	578	1,062	2,884
Operating loss	(311)	(578)	(1,062)	(2,884)
Other income (expense):
Interest expense - related party (Note 7)	(2,053)	(1,943)	(6,621)	(7,893)
Interest expense - third party	605	(112)	(378)	(302)
Interest and other income	6	120	122	121
Total other expense	(1,442)	(1,935)	(6,877)	(8,074)
Loss from continuing operations	(1,753)	(2,513)	(7,939)	(10,958)
Income (loss) from discontinued operations (net of $0 tax) (Note 8)	(3)	4,283	4,348	(3,488)
Net income (loss)	$(1,756)	$1,770	$(3,591)	$(14,446)
Basic and diluted weighted average shares outstanding (in thousands)	19,237	19,237	19,237	19,237
Net earnings (loss) per common share - basic and diluted: (Note 2)
Loss from continuing operations	$(0.09)	$(0.13)	$(0.42)	$(0.57)
Earnings (loss) from discontinued operations	0.00	0.22	0.23	(0.18)
Net earnings (loss) per common share	$(0.09)	$0.09	$(0.19)	$(0.75)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period ended September 30, 2006

(in thousands of dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit

Balance at December 31, 2004	618	$6	19,237,135	$192	$186,650	$(248,813)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,511	—
Conferral of benefit from majority stockholder	—	—	—	—	1,000	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	1	—
Net loss	—	—	—	—	—	(18,489)
Balance at December 31, 2005	618	6	19,237,135	192	189,162	(267,302)
Conversion of Class N preferred stock to common stock	(6)	—	240	—	—	—
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,225	—
Compensation cost related to stock options	—	—	—	—	95
Net loss	—	—	—	—	—	(3,591)
Balance at September 30, 2006	612	$6	19,237,375	$192	$190,482	$(270,893)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,591)	$(14,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	(4,348)	3,488
Depreciation and amortization	15	27
Amortization of discount and debt issuance costs on subordinated notes payable to a related party	1,036	3,446
Amortization of discount and debt issuance costs on convertible note payable	222	211
Accrued interest added to subordinated notes payable to a related party	5,585	4,447
Loss on disposal of fixed assets	—	38
Stock compensation expense	95	—
Expense associated with issuance of options to purchase common stock to non-employee	—	1
Mark to market adjustment of warrant to purchase common stock	(78)	(230)
	(1,064)	(3,018)
Increase (decrease) in operating assets and liabilities:
Other assets	181	(28)
Accounts payable and accrued liabilities	(1,143)	(47)
Net cash used in operating activities by continuing operations	(2,026)	(3,093)
Net cash used in operating activities by discontinued operations	(164)	(11,323)
Net cash used in operating activities	(2,190)	(14,416)

Cash flows from investing activities:
Net cash used in investing activities of discontinued operations	—	(127)
Net cash used in investing activities	—	(127)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes payable to a related party	1,883	14,561
Segregation to restricted cash for future payments of convertible note payable	—	(1,800)
Use of restricted cash to pay convertible note payable	1,324	—
Repayment of convertible note payable	(1,324)	(1,326)
Net cash provided by financing activities of continuing operations	1,883	11,435
Net cash provided by financing activities of discontinued operations	—	3,158
Net cash provided by financing activities	1,883	14,593
Increase (decrease) in cash and cash equivalents	(307)	50
Cash and cash equivalents at beginning of period	327	44
Cash and cash equivalents at end of period	$20	$94
Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$4,324	$8,014
Discount in connection with convertible notes payable to related parties	1,225	1,120
Supplemental cash flow information:
Taxes paid	4	16
Interest paid	247	322

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of C2 Global Technologies Inc. (formerly Acceris Communications Inc.), and its wholly-owned subsidiary C2 Communications Technologies Inc. (formerly Acceris Communications Technologies Inc.). These entities, on a combined basis, are referred to as “C2”, the “Company”, or “we” in these condensed consolidated financial statements. Our condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control.

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

    Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2005 unaudited condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The September 30, 2006 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

    The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of those to be expected for the entire year ending December 31, 2006.

Note 2 - Summary of Significant Accounting Policies

Net earnings (loss) per share

    Basic earnings (loss) per share is computed based on the weighted average number of C2 common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, since they are assumed to be exercised or converted, except when their effect would be anti-dilutive. As the Company has a net loss for the nine-month periods ended September 30, 2006 and 2005, basic and diluted loss per share are the same.

    Potential common shares that were not included in the computation of diluted earnings per share, because they would have been anti-dilutive, are as follows:

	September 30,
	2006	2005

Assumed conversion of Class N preferred stock	24,480	24,720
Assumed conversion of subordinated note payable to a related party	3,890,641	3,559,327
Assumed conversion of convertible note payable	2,172,460	4,177,808
Assumed exercise of options and warrant to purchase shares of common stock	2,108,829	2,129,246
	8,196,410	9,891,101

Investments

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over the entity. The Company monitors these investments for impairment by considering current factors including the economic environment, market conditions, operational performance, and other specific factors relating to the business underlying the investment, and will record impairments in carrying values if appropriate. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee, and other investee specific information. Impairments, dividends and realized gains and losses on equity securities are included in other income in the condensed consolidated statements of operations. See Note 6 for further discussion of the Company’s investment in convertible preferred stock.

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

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. All business combinations are accounted for using the purchase method. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Intangible assets are recorded based on estimates of fair value at the time of the acquisition.

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

Reclassifications

Certain balances in the unaudited condensed consolidated financial statements as of the year ended December 31, 2005 have been reclassified to conform to current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders’ deficit.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FASB No. 48”). FASB No. 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FASB No. 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FASB No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect, if any, of FASB No. 48 on its financial position, operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company has not yet determined the effect, if any, of SFAS No. 157 on its financial position, operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance in considering the effects of prior year misstatements in the quantification of current year misstatements, for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect that the adoption of SAB No. 108 will have a material impact on its financial position, operations or cash flows.

Note 3 - Liquidity and Capital Resources.

As a result of our substantial operating losses and negative cash flows from operations, at September 30, 2006 we had a stockholders’ deficit of $80,213 (December 31, 2005 - $77,942) and negative working capital of $81,181 (December 31, 2005 - $77,757). The increase in the working capital deficit during the first nine months of 2006 is primarily due to the capitalization of $5,585 of interest on the debt owing to the Company’s majority stockholder, Counsel Corporation (collectively, with its subsidiaries, “Counsel”), advances from Counsel of $1,883, and the use of $1,324 of restricted cash to reduce third party debt. These were partially offset by the elimination of the $4,512 of liabilities of discontinued operations outstanding at December 31, 2005, primarily due to the disposition of the shares of two of the Company’s subsidiaries during the first and second quarters of 2006, as discussed in Note 8 of these unaudited condensed consolidated financial statements. The disposition of the shares of WXC Corp. (“WXCC”, formerly known as Acceris Communications Corp.) during the first quarter of 2006 reduced accrued liabilities by $3,763. The disposition of the shares of I-Link Communications Inc. (“ILC”) during the second quarter of 2006 reduced accrued liabilities by $711. Also, during the first nine months of 2006, accounts payable and accrued liabilities were paid down by $1,143. During the first nine months of 2006, both continuing and discontinued operations were primarily financed through advances from Counsel.

The Company had gross third party debt of $2,115 at September 30, 2006, a reduction from the $3,516 owed at December 31, 2005. The third party debt is held by Laurus Master Fund, Ltd. (“Laurus”), and at September 30, 2006 is comprised of a convertible note payable (the “Note”) in the amount of $1,912 and a warrant to purchase common stock with a fair value of $203. In October 2005, the Company placed $1,800 into a restricted cash account for the benefit of Laurus, which it has been applying toward scheduled monthly payments of the Note. At September 30, 2006, the balance of the restricted cash account was $182. The Note is secured by all the assets of the Company and guaranteed by Counsel through its maturity of October 2007.

Gross related party debt owing to our 91% common stockholder, Counsel, is $81,114 at September 30, 2006 compared to $73,646 at December 31, 2005. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt is scheduled to mature on December 31, 2006. Counsel has advised the Company that it intends to extend the maturity date of this debt to October 31, 2007. The debt is supplemented by a Keep Well agreement from Counsel, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. The Company does not expect that the Keep Well will be extended beyond its current maturity at December 31, 2006. However, management believes that Counsel will fund the Company’s minimal cash requirements until at least the expected maturity of the related party debt.

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

The Company has not realized revenues from continuing operations during the last two years, and there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed in Note 1 to these unaudited condensed consolidated financial statements, in order to continue as a going concern. Although the Company has commenced litigation in order to realize this value, there is no certainty that the Company’s litigation will be successful.

Note 4 - Stock-Based Compensation

In December 2004, the FASB issued a revision (“SFAS No. 123(R)”) to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and the Company was required to adopt SFAS No. 123(R) in the first quarter of 2006. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The adoption of SFAS No. 123(R) did not have a material effect on the Company’s financial position, operations or cash flow.

At September 30, 2006, the Company has several stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

As a result of adopting SFAS No. 123(R) on January 1, 2006, C2’s net loss for the three and nine months ended September 30, 2006 is $38 and $95 more, respectively, than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the three months ended September 30, 2006 was not affected by the adoption of SFAS No. 123(R). Basic and diluted net loss per share for the nine months ended September 30, 2006 was increased by $0.01. The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows, as there were no exercises of stock options during the nine months ended September 30, 2006 and therefore no stock option-related cash flows were generated.

The table below illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in the first nine months of 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income (loss) as reported	$1,770	$(14,446)
Adjust for:
Employee stock-based compensation expense determined under the fair value-based method for all awards, net of $0 tax	180	—

Pro forma net income (loss)	$1,950	$(14,446)

Net earnings (loss) per share, basic and diluted:
As reported	$0.09	$(0.75)
Pro forma	$0.10	$(0.75)

The $95 fair value compensation cost of unvested stock options in the first nine months of 2006 was determined using historical Black-Scholes input information at grant dates between 2003 and 2006. These inputs included expected volatility between 79% and 98%, risk-free interest rates between 3.12% and 5.07%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of September 30, 2006, the total unrecognized stock-based compensation expense related to unvested stock options was $369, which is expected to be recognized over a weighted average period of approximately 17 months.

The table below presents information regarding all stock options outstanding at September 30, 2006:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	727,026	$37.50
Granted	455,000	$0.82
Expired	(73,200)	$72.31
Outstanding at September 30, 2006	1,108,826	$20.17

Options exercisable at September 30, 2006	469,701	$45.70

In April 2006, 30,000 options were granted to the Company’s non-employee directors under the terms of the 2003 Stock Option and Appreciation Rights Plan. In August 2006, 75,000 options were granted to the Company’s CEO under the terms of the 2003 Stock Option and Appreciation Rights Plan, and 225,000 options were granted to the Company’s CEO under the terms of the 1997 Recruitment Stock Option Plan. Also in August 2006, 125,000 options were granted to the Company’s other officers and employees under the terms of the 2003 Stock Option and Appreciation Rights Plan. No options were forfeited or exercised during the nine months ending September 30, 2006.

As of September 30, 2006, the aggregate intrinsic value of options outstanding at September 30, 2006 was $1, based on the Company’s closing stock price of $0.55 as of the last business day of the period ended September 30, 2006. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At September 30, 2006, 1,078,826 of the outstanding options had exercise prices greater than $0.55.

The table below presents information regarding unvested stock options outstanding at September 30, 2006:
	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	226,187	$1.15
Granted	455,000	$0.50
Vested	(42,062)	$0.67
Forfeited	—	—
Unvested at September 30, 2006	639,125	$0.72

The total fair value of shares vesting during the three and nine months ending September 30, 2006 was $24 and $28, respectively.

Note 5 - Composition of Certain Financial Statements Captions

    Intangible assets consisted of the following:

	September 30, 2006
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(55)	$45

	December 31, 2005
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(40)	$60

      Amortization expense relating to patent rights was $5 for each of the three month periods ended September 30, 2006 and 2005, and $15 for each of the nine month periods ended September 30, 2006 and 2005.

        Goodwill relates to an investment in a subsidiary company that holds the rights to some of the Company’s patents.

    Accounts payable and accrued liabilities consisted of the following:

	September 30, 2006	December 31, 2005

Regulatory and legal fees	$50	$347
Accounting, audit and tax consulting	202	295
Accrued restructuring costs	—	201
Telecommunications and related costs	81	295
Sales and other taxes	97	316
Remuneration and benefits	79	221
Accrued interest	18	32
Other	104	67

Total accounts payable and accrued liabilities	$631	$1,774

Note 6 - Investments

The Company’s investments as of September 30, 2006 consist of a convertible preferred stock holding in AccessLine Communications Corporation, a privately-held corporation. This stock was received as consideration for a licensing agreement (reflected in technology licensing and related services revenues) in the second quarter of 2003, the estimated fair value of which was determined to be $1,100. The fair value of the securities is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee, and other investee specific information. Based on the Company’s analysis, as of September 30, 2006 there has been no impairment in the value of this investment.

Note 7 - Debt

The Company’s outstanding debt, including a related common stock warrant, consists of the following:

	September 30, 2006			December 31, 2005
	Gross Debt	Discounts (1)	Reported debt	Gross debt	Discounts (1)	Reported debt
Subordinated notes payable to Counsel, interest at 10.0%	$61,583	$—	$61,583	$55,376	$—	$55,376
Subordinated note payable to Counsel, convertible to common stock, interest at 9.0%	19,531	(1,812)	17,719	18,270	(1,624)	16,646
Convertible note, convertible to common stock, interest at WSJ prime plus 3.0% (11.25% at September 30, 2006)	1,912	(228)	1,684	3,235	(392)	2,843
Warrant to purchase common stock	203	—	203	281	—	281
	83,229	(2,040)	81,189	77,162	(2,016)	75,146
Less current portion	82,879	(2,040)	80,839	75,411	(1,845)	73,566
Long-term debt, less current portion	$350	$—	$350	$1,751	$(171)	$1,580

(1) Beneficial conversion feature, detachable warrant, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated notes payable to a related party	$81,114	$81,114	$—	$—	$—
Convertible note payable to a third party	1,912	1,765	147	—	—
Warrant to purchase common stock[1]	203	—	—	203	—
Total	$83,229	$82,879	$147	$203	$—

1 The warrant is reported at fair value, as determined at the end of each quarter.

Counsel is the controlling stockholder of the Company and is also the major debt holder of the Company, owning 97% of the Company’s debt as at September 30, 2006. The convertible note payable (the “Note”) and the warrant to purchase common stock are held by Laurus. Counsel has guaranteed the Note through its maturity in October 2007. Counsel has also subordinated its debt position and pledged its ownership interest in C2 in favor of Laurus.

Subordinated notes payable to a related party

The related party subordinated notes payable to Counsel are currently scheduled to mature on December 31, 2006. Counsel has advised the Company that it intends to extend the maturity date of these notes to October 31, 2007. The notes are subject to acceleration in certain circumstances including certain events of default. Interest on related party debt accrues to principal quarterly and, accordingly, the Company has no cash payment obligations to Counsel prior to the debt’s maturity. During the first nine months of 2006, Counsel advanced $1,883 and accrued interest added to principal was $5,585. Counsel, via a “Keep Well” agreement, has agreed to fund the cash requirements of C2 until December 31, 2006. At this time, the Company does not expect this guarantee will be extended past that date. However, management believes that Counsel will fund the Company’s minimal cash requirements until at least the expected maturity of the related party debt.

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

Convertible note payable to a third party

On October 14, 2004, the Company issued the Note with a detachable warrant to Laurus, in the principal amount of $5,000, due October 14, 2007. The Note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall Street Journal plus 3% (but not less than 7% per annum) decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the common stock issuable upon conversion of the Note. Interest is payable monthly in arrears. Principal is payable at the rate of approximately $147 per month, in cash or, in certain circumstances, in registered common stock. In the event the monthly payment must be paid in cash, then the Company pays 102% of the amount due. The Company has the right to prepay the Note at any time by paying 120% of the outstanding principal amount. Laurus may convert the Note, in whole or in part, into shares of common stock at any time. The Note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.88 per share of common stock, not to exceed, however, 4.99% of the outstanding shares of common stock of the Company. Laurus may revoke the 4.99% ownership restriction upon 75 days prior notice to the Company. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), at the inception of the Note the Company analyzed the various embedded derivative elements of the debt and concluded that all of the individual elements should be characterized as debt for accounting purposes and that the embedded derivative elements had nominal value. The value of the embedded derivative elements of the debt is reassessed on a quarterly basis on a mark-to-market basis. At September 30, 2006, and on all prior assessment dates, the Company concluded that the value of the embedded derivatives remained nominal. At September 30, 2006, the Note was convertible into 2,172,460 shares of the common stock of the Company.

In connection with the Note, the Company recorded a debt discount of $656, comprising $430 relating to the warrant allocation and $226 of financing costs to Laurus, which was deducted from the amount advanced on closing. The debt discount is being amortized over the term of the debt using the effective interest method through a charge to the statement of operations. At September 30, 2006, the amount of the debt discount was $228.

Pursuant to a Master Security Agreement, as amended, entered into in connection with the issuance of the Note, the Company granted a blanket lien on all its property and that of certain of its subsidiaries to secure repayment of the obligation. On September 30, 2005, the Company, in conjunction with the completion of the sale of the Telecommunications business, described in Note 8 of these unaudited condensed consolidated financial statements, agreed to modifications to the security interest in the Company held by the Note holder as follows: (a) release of the security interest in the assets being disposed of in the sale of the Telecommunications assets; (b) conversion of the security interest of the Note to the senior debt position; (c) payment of $1,800 into a restricted cash account for the benefit of the Note holder, which the Note holder has been applying toward scheduled monthly payments of the Note. As at September 30, 2006, the balance of the restricted cash account was $182.

Warrant to purchase common stock

In addition to the Note, the Company issued a common stock purchase warrant (the “Warrant”) to Laurus, entitling Laurus to purchase up to one million shares of common stock, subject to adjustment. The Warrant entitles the holder to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the Exercise Price. The Exercise Price shall equal $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares. The value of the Warrant is reassessed quarterly on a mark-to-market basis, based on the price of the Company’s common stock at the end of the quarter. The Company adjusted the value of the Warrant from $281 at December 31, 2005 to $949 at June 30, 2006 and recorded $746 and $668 as net debits to interest expense for the three and six months ended June 30, 2006, respectively. The Company adjusted the value of the warrant to $203 at September 30, 2006, and recorded $746 and $78 as net credits to interest expense for the three and nine months ended September 30, 2006, respectively.

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

On September 30, 2005, in conjunction with the closing of the asset sale transaction and the expiration of the MSA, referenced above, the Company and AMA entered into a second Management Services Agreement (“MSA2”) under which the Company agreed to continue to provide services in certain states where AMA, at closing, had not obtained authorization to provide telecommunications services. At December 31, 2005, AMA had obtained authorization to provide telecommunications services in all states except Hawaii. The authorization to provide services in Hawaii was subsequently obtained on April 5, 2006. For the period October 1, 2005 to March 31, 2006, the Company was charged a management fee by AMA that was equal to the revenue earned from providing these services. Both the revenue and the management fee were recorded in discontinued operations. The above is a summary description of the MSA2 and by its nature is incomplete.

On February 28, 2006, the Company entered into a stock purchase agreement with a third party, which agreed to acquire all the shares of WXCC from the Company, subject to Laurus’s release of its security interest in the shares and to certain other closing requirements. As a result of all closing requirements being completed and Laurus consenting to the release of its security interest on March 28, 2006, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which is included in income from discontinued operations in the condensed consolidated statement of operations for the nine months ended September 30, 2006.

On June 26, 2006, the Company entered into a stock purchase agreement with the same third party involved in the purchase of the WXCC shares, which agreed to acquire all the shares of ILC from the Company, subject to certain closing requirements. As a result of all closing requirements being completed as of June 30, 2006, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $665 on the sale, net of closing costs of $46, which is included in income from discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2006.

Note 9 - Income Taxes

     The Company recognized no income tax benefit from its losses in the nine months ended September 30, 2006 or 2005 because of the uncertainty surrounding the realization of the related deferred tax asset.

     Restrictions in net operating loss carryforwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions may have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel, and disposition of business interests by the Company. Pursuant to Section 382 of the Internal Revenue Code, annual usage of the Company’s net operating loss carryforwards, prior to the sale of the Company’s Telecommunications business, was limited to approximately $6,700 per annum until 2008 and $1,700 per annum thereafter as a result of previous cumulative changes of ownership resulting in a change of control of the Company. After the completion of the sale of the Company’s Telecommunications business, the annual usage of the Company’s net operating loss carryforwards is limited to approximately $2,500 per annum until 2008 and $1,700 per annum thereafter. There is no certainty that the application of these “change in ownership” rules may not recur resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions or reductions in net operating loss carryforwards may occur through future merger, acquisition and/or disposition transactions. Any such additional limitations could require the Company to pay income taxes in the future and record an income tax expense to the extent of such liability despite the existence of net operating loss carryforwards.

     In the first quarter of 2006, as discussed in Note 4, the Company adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) has as yet had no impact from an income tax perspective, since SFAS No. 123(R) specifically prohibits the recognition of any windfall tax benefits that have not been realized in cash or in the form of a reduction of income taxes payable.

Note 10 - Related Party Transactions

     During the three and nine months ended September 30, 2006, Counsel advanced $540 and $1,883, respectively, to the Company, and converted $1,923 and $5,585, respectively, of interest payable to principal. All loans from Counsel are currently scheduled to mature on December 31, 2006 and they accrue interest at rates of 9% or 10%, with interest compounding quarterly. Counsel has advised the Company that it intends to extend the maturity date of this debt to October 31, 2007. Some of the loans are subject to an accelerated maturity in certain circumstances. At September 30, 2005, the closing of the sale of the Telecommunications business, which is discussed in more detail in Note 8 to these unaudited condensed consolidated financial statements, triggered the acceleration provisions of these loans. Counsel, in conjunction with the sale, waived its acceleration rights and continues to retain them in relation to future events. The loans from Counsel are supplemented by Counsel’s Keep Well agreement, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. The Keep Well’s maturity date is December 31, 2006, and the Company does not expect that it will be extended. However, management believes that Counsel will fund the Company’s minimal cash requirements until at least the expected maturity of the related party debt.

     Allan Silber, the Chief Executive Officer (“CEO”) of C2, is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of 100% of the base salary. No bonus was paid for the year ended December 31, 2005. Such compensation is expensed and paid by C2.

In December 2004, C2 entered into a Management Services Agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided to the Company by certain Counsel personnel for the calendar years of 2004 and 2005. The basis for such services charged was an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. In December 2005, C2 entered into a similar agreement with Counsel for services to be provided by Counsel in 2006, with the allocation determined on the same basis as the Agreement. For the first nine months of 2006, the cost was $169, as compared to $338 for the first nine months of 2005. In accordance with the terms of the Laurus Note, described above, amounts owing to Counsel cannot be repaid while amounts remain owing under the Note. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.

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

C2 owns certain patents, detailed below under “Company History” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights.

On March 17, 2006, litigation between C2 and ITXC Corp. (“ITXC”), which had commenced in April 2004, was terminated as a result of the Court approving a Consent Order whereby all claims and counterclaims were dismissed with prejudice as a result of C2’s covenanting not to sue ITXC. The Consent Order was not based on the determination of the merits of any issue in the lawsuits. The termination of the litigation allows C2 to pursue other options to realize value from its intellectual property.

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

In the third quarter of 2006, the Company was awarded a patent from the Hong Kong Special Administrative Region that is equivalent to U.S. Patent No. 6,243,373. On October 10, 2006, the Company was granted Canadian Patent No. 2,245,815, which is equivalent to U.S. Patent No. 6,438,124. A Notice of Allowance for the Canadian Patent had been received in December 2005.

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

In 2002, the U.S. Patent and Trademark Office issued U.S. Patent No. 6,438,124 (the “C2 Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP Services market. The C2 Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or Voice Engines (VoIP Gateways). These local Internet Voice Engines provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and as such, can lead to reduced toll charges. Shortly after the issuance of our core C2 Patent, we disposed of our domestic U.S. VoIP network in a transaction with Buyers United, Inc., which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. As part of the sale, we retained all of our intellectual property rights and patents.

In 2003, we added to our VoIP patent holdings when we acquired U.S. Patent No. 6,243,373 (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The VoIP Patent, together with the existing C2 Patent and its related international patents and patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enables VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing C2’s patented technology.

The comprehensive nature of the VoIP Patent, which is titled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”, is summarized in the patent’s abstract, which, in pertinent part, describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.” As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net earnings from our VoIP Patent Portfolio.

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

Intellectual property

In the fourth quarter of 2005, the Company was awarded patents for the VoIP Patent from the People’s Republic of China and in Canada, and also received a Notice of Allowance in Canada for the C2 Patent. The Canadian patent was granted on October 10, 2006. In the third quarter of 2006, the Company was awarded a patent for the VoIP Patent from Hong Kong. In addition to the C2 and VoIP Patents, which cover the foundation of any VoIP system, our patent portfolio includes:

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

Below is a summary of the Company’s issued and pending patents:

Type	Title	Number	Status
VoIP Architecture	Computer Network/Internet Telephone System (VoIP Patent)	U.S. No. 6,243,373 Australia No. 716096 People’s Republic of China ZL96199457.6 Canada No. 2,238,867	Issued: June 5, 2001 Expires: November 1, 2015 Issued: June 1, 2000 Expires: October 29, 2016 Issued: December 14, 2005 Expires: October 29, 2016 Issued: October 18, 2005 Expires: October 29, 2016
		Hong Kong No. HK1018372	Issued: August 11, 2006 Expires: October 29, 2016

	Internet Transmission System (C2 Patent)	U.S. No. 6,438,124 People’s Republic of China No. ZL97192954.8 Canada No. 2,245,815	Issued: August 20, 2002 Expires: July 22, 2018 Issued: May 21, 2004 Expires: February 5, 2017 Issued: October 10, 2006 Expires: February 5, 2017

	Private IP Communication Network Architecture	Confidential	Pending

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

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

On September 30, 2005, in conjunction with the closing of the asset sale transaction and the expiration of the MSA, referenced above, the Company and AMA entered into a second Management Services Agreement (“MSA2”) under which the Company agreed to continue to provide services in certain states where AMA, at closing, had not obtained authorization to provide telecommunications services. At December 31, 2005, AMA had obtained authorization to provide telecommunications services in all states except Hawaii. The authorization to provide services in Hawaii was subsequently obtained on April 5, 2006. For the period October 1, 2005 to March 31, 2006, the Company was charged a management fee by AMA that was equal to the revenue earned from providing these services. Both the revenue and the management fee were recorded in discontinued operations. The above is a summary description of the MSA2 and by its nature is incomplete.

On February 28, 2006, the Company entered into a stock purchase agreement with a third party, which agreed to acquire all the shares of WXCC from the Company, subject to Laurus Master Fund, Ltd.’s (“Laurus”) release of its security interest in the shares and to certain other closing requirements. As a result of all closing requirements being completed and Laurus consenting to the release of its security interest on March 28, 2006, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which is included in income from discontinued operations in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2006.

On June 26, 2006, the Company entered into a stock purchase agreement with the same third party involved in the purchase of the WXCC shares, which agreed to acquire all the shares of ILC from the Company, subject to certain closing requirements. As a result of all closing requirements being completed as of June 30, 2006, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $665 on the sale, net of closing costs of $46, which is included in income from discontinued operations in the condensed consolidated statement of operations for the nine months ended September 30, 2006.

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

Critical Accounting Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation. Actual results may differ from these estimates.

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

At September 30, 2006, the Company has several stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

As a result of adopting SFAS No. 123(R) on January 1, 2006, C2’s net loss for the three and nine months ended September 30, 2006 is $38 and $95 more, respectively, than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the three months ended September 30, 2006 was not affected by the adoption of SFAS No. 123(R). Basic and diluted net loss per share for the nine months ended September 30, 2006 was increased by $0.01. The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows, as there were no exercises of stock options in the nine months ended September 30, 2006 and therefore no stock option-related cash flows were generated.

Contractual Obligations

        We have no contractual commitments other than our debt. The following table summarizes our contractual obligations, including estimated interest payable, as of September 30, 2006:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated notes payable to a related party	$83,089	$83,089	$—	$—	$—
Convertible note payable to a third party	2,078	1,927	151	—	—
Warrant to purchase common stock[1]	203	—	—	203	—
Total	$85,370	$85,016	$151	$203	$—

1 The warrant is reported at fair value, as determined at the end of each quarter.

Counsel Corporation (collectively, with its subsidiaries “Counsel”) is the controlling stockholder of the Company and is also the major debt holder of the Company, owning 97% of the Company’s debt as at September 30, 2006. The Company’s debt with Counsel is currently scheduled to mature on December 31, 2006; however, Counsel has advised the Company that it intends to extend the maturity date of this debt to October 31, 2007. The proposed extension is not reflected in the above table. The convertible note payable (the “Note”) and the warrant to purchase common stock are held by Laurus. Counsel has guaranteed the Note through its maturity in October 2007. Counsel has also subordinated its debt position and pledged its ownership interest in C2 in favor of Laurus.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, at September 30, 2006 we had a stockholders’ deficit of $80,213 (December 31, 2005 - $77,942) and negative working capital of $81,181 (December 31, 2005 - $77,757). The decrease in the working capital deficit during the first nine months of 2006 is primarily due to the capitalization of $5,585 of interest on the debt owing to the Company’s majority stockholder, Counsel Corporation (collectively, with its subsidiaries, “Counsel”), advances from Counsel of $1,883, and the use of $1,324 of restricted cash to reduce third party debt. These were partially offset by the elimination of the $4,512 of liabilities of discontinued operations outstanding at December 31, 2005, primarily due to the disposition of the shares of two of the Company’s subsidiaries during the first and second quarters of 2006, as discussed in Note 8 of the unaudited condensed consolidated financial statements included in Item 1 of this report. The disposition of the shares of WXC Corp. (“WXCC”, formerly known as Acceris Communications Corp.) during the first quarter of 2006 reduced accrued liabilities by $3,763. The disposition of the shares of I-Link Communications Inc. (“ILC”) during the second quarter of 2006 reduced accrued liabilities by $711. Also, during the first nine months of 2006, accounts payable and accrued liabilities were paid down by $1,143. During the first nine months of 2006, both continuing and discontinued operations were primarily financed through advances from Counsel.

The Company had gross third party debt of $2,115 at September 30, 2006, a reduction from the $3,516 owed at December 31, 2005. The third party debt is held by Laurus Master Fund, Ltd. (“Laurus”), and at September 30, 2006 is comprised of a convertible note payable (the “Note”) in the amount of $1,912 and a warrant to purchase common stock with a fair value of $203. In October 2005, the Company placed $1,800 into a restricted cash account for the benefit of Laurus, which it has been applying toward scheduled monthly payments of the Note. At September 30, 2006, the balance of the restricted cash account was $182. The Note is secured by all the assets of the Company and guaranteed by Counsel through its maturity of October 2007.

Gross related party debt owing to our 91% common stockholder, Counsel, is $81,114 at September 30, 2006 compared to $73,646 at December 31, 2005. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt is currently scheduled to mature on December 31, 2006. Counsel has advised the Company that it intends to extend the maturity date of this debt to October 31, 2007. The debt is supplemented by a Keep Well agreement from Counsel, which requires Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. The Company does not expect that the Keep Well will be extended beyond its current maturity at December 31, 2006. However, management believes that Counsel will fund the Company’s minimal cash requirements until at least the expected maturity of the related party debt.

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

The Company has not realized revenues from continuing operations during the last two years, and there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed above, in order to continue as a going concern. Although the Company has commenced litigation in order to realize this value, there is no certainty that the Company’s litigation will be successful. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

A summary of the Company’s outstanding debt, including a related common stock warrant, is as follows:

		September 30, 2006			December 31, 2005
	Maturity Date	Gross debt	Discounts (1)	Reported debt	Gross debt	Discounts (1)	Reported debt
Convertible note payable	October 14, 2007	$1,912	$(228)	$1,684	$3,235	$(392)	$2,843

Subordinated notes payable to a related party	December 31, 2006	81,114	(1,812)	79,302	73,646	(1,624)	72,022

Warrant to purchase common stock	October 13, 2009	203	—	203	281	—	281

Total outstanding debt		$83,229	$(2,040)	$81,189	$77,162	$(2,016)	$75,146

(1)	Beneficial conversion feature, detachable warrant, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

Working Capital

     Cash, cash equivalents and restricted cash as of September 30, 2006 were $202 compared to $1,833 at December 31, 2005.

     Our working capital deficit increased $3,424 to $81,181 as of September 30, 2006, from $77,757 as of December 31, 2005. The disposition of the WXCC and ILC stock reduced discontinued liabilities by $3,763 and $711, respectively, as discussed above. However, this was offset by advances from Counsel of $1,883 and the capitalization of $5,585 interest on debt owing to Counsel. As well, the balance of the restricted cash account decreased by $1,324 due to principal payments on the debt owing to Laurus. The Company’s capital resources (due to the Counsel Keep Well) are adequate to finance our operations until December 31, 2006, and management believes that Counsel will fund its minimal cash requirements until at least the expected maturity of the related party debt at October 31, 2007. However, the Company’s long-term viability is dependent upon successful pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives.

Cash flows from operating activities

Cash used in operating activities (excluding discontinued operations) during the nine months ended September 30, 2006 was $2,026, as compared to cash used of $3,093 during the same period in 2005. The Company’s loss from continuing operations was $7,939 in 2006 compared to $10,958 in 2005, a decrease of $3,019. The reduction is largely due to a reduction in the scale of the operations of the business, which resulted in a decrease of $1,822 in operating expenses in 2006 as compared to 2005.

An increase of $1,138 in interest added to related party debt was offset by a reduction of $2,410 in amortization of debt discounts. Accounts payable decreased by $1,143 in the first nine months of 2006, as compared to a decrease of $47 during the first nine months of 2005. The use of cash in 2006 to reduce accounts payable was primarily to pay legal and accounting accruals, as well as sales tax accruals related to the disposition of the Telecommunications business in September 2005.

Cash flows from investing activities

No net cash was provided or used by investing activities of continuing operations during the nine months ended September 30, 2006 or 2005.

Cash flows from financing activities

Financing activities (excluding discontinued operations) provided net cash of $1,883 during the nine months ended September 30, 2006, as compared to $11,435 for the same period in 2005. The decrease is primarily due to Counsel having to advance only $1,883 in the first nine months of 2006, compared to $14,561 in the first nine months of 2005. Following the disposition of the Telecommunications business in September 2005, the Company’s cash requirements have substantially decreased.

Payment of third party notes payable during the nine months ended September 30, 2006 was $1,324 compared to $1,326 in the same period in 2005. In the third quarter of 2005, the Company placed $1,800 into a restricted account in favor of the convertible note holder, as replacement security for the security released in conjunction with the disposition of the Telecommunication operations. The convertible note holder is applying these restricted funds to the monthly principal payments due on the convertible note; consequently, the payments made in 2006 have not required the Company to use its non-restricted cash.

Management’s Discussion of Results of Operations

Three-Month Period Ended September 30, 2006 Compared to Three-Month Period Ended September 30, 2005

In order to more fully understand the comparison of the results of continuing operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, it is important to note the significant change that occurred in 2005. On May 19, 2005, we entered into an agreement to sell substantially all of the assets, and to transfer certain liabilities, of WXCC to Acceris Management and Acquisition LLC, an unrelated third party. The sale closed on September 30, 2005. In accordance with GAAP, the operational results related to WXCC were reclassified as discontinued operations in 2005 and prior years, and accordingly are not included in the following analysis of continuing operations.

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

We expect to generate licensing and royalty revenue in our Technologies business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights.

In connection with the 2003 acquisition of U.S. Patent No. 6,243,373, the Company agreed to pay the patent’s vendor 35% of the net proceeds from future revenue derived from licensing the VoIP Patent Portfolio, composed of U.S. Patent Nos. 6,243,373 and 6,438,124. Net proceeds are defined as licensing revenue less costs necessary to obtain the licensing arrangement. To date, no payments have been made to the vendor. As we earn patent licensing revenues, we expect to incur the associated costs.

     Selling, general, administrative and other expense was $306 during the three months ended September 30, 2006 as compared to $481 for the three months ended September 30, 2005. The significant changes included:

•
Compensation expense was $73 in the third quarter of 2006, compared to $35 in the third quarter of 2005. The quarterly salary earned by the CEO of C2 remained unchanged at $35. However, on January 1, 2006, the Company adopted SFAS No. 123(R), as discussed above, which resulted in $38 of compensation expense in the third quarter of 2006.

•
Legal expenses in the third quarter of 2006 were $10, compared to $31 in the third quarter of 2005. The decrease was primarily related to the termination, on March 17, 2006, of the Company’s litigation with ITXC for patent infringement. Also, there was less activity associated with the direct and derivative actions against the Company.

•	Accounting and tax consulting expenses were $77 in the third quarter of 2006, compared to $65 in the third quarter of 2005.

•	Fees paid to the members of our Board of Directors were $28 in the third quarter of 2006, essentially unchanged from $29 in the third quarter of 2005.

•
Travel and entertainment expenses were $5 in the third quarter of 2006 compared to $38 in the third quarter of 2005. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•
Management fees charged by our controlling stockholder, Counsel, were $56 in the third quarter of 2006, compared to $113 in the third quarter of 2005. The decrease reflects the reduced requirement for services of Counsel personnel following the disposition of the Telecommunications business in the third quarter of 2005.

•	In the third quarter of 2005, the Company had restructuring expenses of $152, relating to severance costs paid to former employees. There were no similar expenses in the third quarter of 2006.

Research and development costs - The Company suspended its investment in research and development in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property, and consequently incurred no related costs in the third quarter of 2006. Research and development expenses in the third quarter of 2005 were $88.

Depreciation and amortization - This expense was $5 in the third quarter of 2006, as compared to $9 during the third quarter of 2005. Amortization of the Company’s patent rights was $5 in both 2006 and 2005. The additional $4 expense in 2005 relates to depreciation on fixed assets that were disposed of in the third quarter of 2005.

The changes in other income (expense) are primarily related to the following:

•
Interest expense - Related party interest expense totaled $2,053 in the third quarter of 2006, as compared to $1,943 in the third quarter of 2005. The increase of $110 is due to two factors. Interest expense increased by $321 due to increases in the debt due to Counsel. This increase was offset by a decrease of $211 in the quarterly amortization of the beneficial conversion feature (“BCF”) related to the related party’s ability to convert its debt to equity. Included in related party interest expense in the third quarter of 2006 is $130 of amortization of the BCF, on $19,531 of debt convertible at $5.02 per share. In the third quarter of 2005, amortization of the BCF was $340 on $17,868 of debt convertible at $5.02 per share.

Third party interest expense, which relates to the Laurus Note and warrant to purchase common stock, was a credit of $605 in the third quarter of 2006, as compared to an expense of $112 in the third quarter of 2005. In 2006, the combined interest expense and discount amortization were $141, and the Company recorded a credit of $746 as a mark to market adjustment on the related warrant. In 2005, the interest expense and discount amortization totaled $175, offset by a mark to market adjustment of $63. The mark to market adjustment on the warrant is based on the closing price of the Company’s common stock on the last day of each quarter. These prices were $1.50 and $0.55 on June 30, 2006 and September 30, 2006, respectively, and $0.38 and $0.28 on June 30, 2005 and September 30, 2005, respectively.

•
Other income - In the third quarter of 2006, other income totaled $6, as compared to $120 during the third quarter of 2005. In the third quarter of 2005, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $160 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. This was reduced by a loss of $38 on the transfer of equipment and software to a former employee in conjunction with entry into a multi-year royalty agreement.

Discontinued operations - In the third quarter of 2006, the Company reported a loss of $3 from discontinued operations (net of tax of $0), as compared to income of $4,283 (net of tax of $0) reported in the third quarter of 2005. The 2006 loss consists of Telecommunications-related taxes and regulatory fees. The 2005 income consisted of the gain on the sale of the Telecommunications operations of $6,387, offset by a $2,104 loss related to the Telecommunications operations during the third quarter of 2005.

Nine-Month Period Ended September 30, 2006 Compared to Nine-Month Period Ended September 30, 2005

In order to more fully understand the comparison of the results of continuing operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, it is important to note the significant change that occurred in 2005. On May 19, 2005, we entered into an agreement to sell substantially all of the assets, and to transfer certain liabilities, of WXCC to Acceris Management and Acquisition LLC, an unrelated third party. The sale closed on September 30, 2005. In accordance with GAAP, the operational results related to WXCC were reclassified as discontinued operations in 2005 and prior years, and accordingly are not included in the following analysis of continuing operations.

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

We expect to generate licensing and royalty revenue in our Technologies business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights.

In connection with the 2003 acquisition of U.S. Patent No. 6,243,373, the Company agreed to pay the patent’s vendor 35% of the net proceeds from future revenue derived from licensing the VoIP Patent Portfolio, composed of U.S. Patent Nos. 6,243,373 and 6,438,124. Net proceeds are defined as licensing revenue less costs necessary to obtain the licensing arrangement. To date, no payments have been made to the vendor. As we earn patent licensing revenues, we expect to incur the associated costs.

     Selling, general, administrative and other expense was $1,047 during the first nine months of 2006 as compared to $2,468 for the first nine months of 2005. The significant changes included:

•
Compensation expense was $156 in the first nine months of 2006, compared to $173 in the first nine months of 2005. The quarterly salary earned by the CEO of C2 was reduced from $69 to $35, effective July 1, 2005, reflecting the reduced complexity of the Company’s operations following the sale of the Telecommunications business in the third quarter of 2005. In the first quarter of 2006, the Company reversed $69 of bonus expense that was accrued during 2005, but was subsequently determined not to be warranted. Salary expense for the Company’s technologies employees was $27 in the first nine months of 2006. The corresponding compensation expense in the first nine months of 2005 was included in research and development expense. On January 1, 2006, the Company adopted SFAS No. 123(R), as discussed above, which resulted in $95 of compensation expense during the first nine months of 2006.

•
Legal expenses in the first nine months of 2006 were $144, compared to $950 in the first nine months of 2005. The decrease was primarily related to a lower level of activity in the Company’s litigation with ITXC for patent infringement, which litigation was terminated on March 17, 2006. Also, in 2006 there was less activity associated with the direct and derivative actions against the Company.

•	Accounting and tax consulting expenses were $312 in the first nine months of 2006, compared to $200 in the first nine months of 2005.

•
Fees paid to the members of our Board of Directors were $79 in the first nine months of 2006, compared to $143 in the first nine months of 2005. The Board was reduced from eight members to four members at the end of the first quarter of 2005. As well, there were fewer meetings held in the first nine months of 2006 as compared to the first nine months of 2005.

•
Travel and entertainment expenses were $18 in the first nine months of 2006 compared to $210 in the first nine months of 2005. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•
Directors and officers insurance expense was $113 in the first nine months of 2006 compared to $100 in the first nine months of 2005. The decrease reflects the reduced complexity of the business following the disposition of the Telecommunications business in the third quarter of 2005.

•
Management fees charged by our controlling stockholder, Counsel, were $169 in the first nine months of 2006, compared to $338 in the first nine months of 2005. The decrease reflects the reduced requirement for services of Counsel personnel following the disposition of the Telecommunications business in the third quarter of 2005.

•
In the first nine months of 2005, the Company had restructuring expenses of $152, all of which were incurred in the third quarter and related to severance costs paid to former employees. There were no similar expenses in the first nine months of 2006.

Research and development costs - The Company suspended its investment in research and development in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property, and consequently incurred no related costs in the first nine months of 2006. Research and development expenses in the first nine months of 2005 were $389.

Depreciation and amortization - This expense was $15 in the first nine months of 2006, as compared to $27 during the first nine months of 2005. Amortization of the Company’s patent rights was $15 in both 2006 and 2005. The additional $12 expense in 2005 relates to depreciation on fixed assets that were disposed of in the third quarter of 2005.

The changes in other income (expense) are primarily related to the following:

•
Interest expense - Related party interest expense totaled $6,621 in the first nine months of 2006, as compared to $7,893 in the first nine months of 2005. The decrease of $1,272 is the net effect of two factors. Interest expense increased by $1,137 due to increases in the debt due to Counsel. This increase was offset by a decrease of $2,409 in the quarterly amortization of the beneficial conversion feature (“BCF”) related to the related party’s ability to convert its debt to equity. Included in related party interest expense in the first nine months of 2006 is $1,036 of amortization of the BCF, on $19,531 of debt convertible at $5.02 per share. In the first nine months of 2005, amortization of the BCF was $3,446 on $17,868 of debt convertible at $5.02 per share.

Third party interest expense, which relates to the Laurus Note and warrant to purchase common stock, totaled $378 in the first nine months of 2006, as compared to $302 in the first nine months of 2005. In 2006, the combined interest expense and discount amortization were $456, and the Company recorded a credit of $78 as a mark to market adjustment on the related warrant. In 2005, the interest expense and discount amortization totaled $532, partially offset by a mark to market adjustment of $230. The mark to market adjustment on the warrant is based on the closing price of the Company’s common stock on the last day of each quarter. These prices were $0.61 and $0.55 on December 31, 2005 and September 30, 2006, respectively, and $0.60 and $0.28 on December 31, 2004 and September 30, 2005, respectively.

•
Other income - In the first nine months of 2006, other income totaled $122, as compared to $121 during the first nine months of 2005. In the second quarter of 2006, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $110 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. The remaining income in 2006 primarily consists of interest earned on cash deposits. In the third quarter of 2005, the Company entered into similar settlement agreements as described for 2006, which resulted in the recovery of $160 of receivables. This was offset by a loss of $38 when equipment and software were transferred to a former employee in return for future royalty revenues.

Discontinued operations - In the first nine months of 2006, the Company reported income of $4,348 from discontinued operations (net of tax of $0), as compared to a loss of $3,488 (net of tax of $0) reported in the first nine months of 2005. The 2006 income consists of $38 income related to Telecommunications operations for the nine-month period, and the $4,310 total gains recognized on the sale of the shares of WXCC and ILC, as discussed above. The 2005 loss consists of a $9,875 loss related to the operations of the Telecommunications segment during the first nine months of 2005, partially offset by the gain on the sale of the Telecommunications operations of $6,387.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the minimal amount of cash and cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our variable interest rate convertible note provides that the principal amount outstanding bears interest at the prime rate as published in the Wall St. Journal (“WSJ interest rate”, 8.25% at September 30, 2006) plus 3% (but not less than 7.0% in total), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price of $0.88 following the effective date (January 18, 2005) of the registration statement covering the common stock issuable upon conversion. Assuming the debt amount on the variable interest rate convertible note at September 30, 2006 was constant during the next twelve-month period, and the Market Price was less than the fixed conversion price, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $19 for that twelve-month period. In respect of the variable interest rate convertible note, should the price of our common stock increase and maintain a price equal to 125% of $0.88 for a twelve month period, we would benefit from a reduced interest rate of 2%, resulting in lower interest costs of up to approximately $38 for that twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2006. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

Further, there were no changes in our internal control over financial reporting during the third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. - Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Promissory Note for $438,750.00 dated September 30, 2006 between C2 Global Technologies Inc. and Counsel Corporation.

10.2	Promissory Note for $56,250.00 dated September 30, 2006 between C2 Global Technologies Inc. and Counsel Corporation.

10.3	Promissory Note for $45,481.64 dated September 30, 2006 between C2 Global Technologies Inc. and Counsel Corporation.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: November 8, 2006	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and Chief Executive Officer

By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary