Form 10-K
period 2006-12-31
C2 Global Technologies Inc
filed 2007-03-16
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File No. 0-17973

C2 GLOBAL TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2291344
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3200 - 40 King St. West, Toronto, Ontario, Canada	M5H 3Y2
(Address of Principal Executive Offices)	(Zip Code)

(416) 866-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $1.50 per share on June 30, 2006, as reported by the OTC - Bulletin Board, was approximately $2,580,000.

As of March 1, 2007, there were 23,094,850 shares of Common Stock, $0.01 par value, outstanding.

PART I

(All dollar amounts are presented in thousands of USD, unless otherwise indicated, except per share amounts)

Item 1. Business.

Overview and Recent Developments

C2 Global Technologies Inc. (“C2” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” which was changed to “I-Link Incorporated” in 1997 and to “Acceris Communications Inc.” in 2003. In August 2005, the Company changed its name from “Acceris Communications Inc.” to “C2 Global Technologies Inc.” The new name reflects a change in the strategic direction of the Company in light of the disposition of its Telecommunications business in the third quarter of 2005, as discussed below. In the second quarter of 2006, the Company opened an office in Texas.

C2 owns certain patents, detailed below under “History and Development of the Business” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006 C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleges that these companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs.

On December 30, 2006, the Company issued 3,847,475 shares of its common stock at $0.88 per share to Counsel LLC, an indirectly wholly-owned subsidiary of Counsel Corporation (together with its subsidiaries “Counsel”), the Company’s majority shareholder. The shares were issued in exchange for Counsel’s conversion of $3,386 of debt owing by C2 to Counsel. On the same date, Counsel forgave the balance of the debt then owed by C2, which had been scheduled to mature on October 31, 2007. The aggregate amount of debt forgiveness to C2 was $80,196, including accrued and unpaid interest to that date. As a result of these transactions, Counsel’s percentage ownership of C2’s outstanding common stock increased from approximately 91% to approximately 92%.

On January 10, 2007, the Company and a third party lender holding the convertible note payable by the Company (the “Note”), agreed to settle all outstanding obligations owed by the Company. In connection with this agreement, the third party lender converted a portion of the Note into 10,000 shares, and the Company paid $1,388 to discharge the remaining balance of the debt, which had originally been scheduled to mature on October 14, 2007. The $1,388 was funded by Counsel and added to the related party debt owing to Counsel.

The following table presents information about the net income, loss and assets of the Company as of and for the three years ended December 31, 2006. Effective with the sale of the Telecommunications business in the third quarter of 2005, the Company no longer has distinct operating segments, as were reported in prior years. The Company’s consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K (“Report”), have been restated to include the Telecommunications operations as discontinued operations, as required by accounting principles generally accepted in the United States (“GAAP”).

	For the Year Ended December 31,
	2006	2005	2004
Revenues from external customers	$—	$—	$540
Other income, net	155	1,084	1,487
Interest expense - related party	10,390	12,154	8,488
Interest expense - third party	510	658	65
(Loss) from continuing operations	(12,046)	(14,907)	(11,067)
Income (loss) from discontinued operations	4,370	(3,582)	(11,716)
Total assets	1,386	3,490	24,009

The independent registered public accounting firms’ reports on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for each of the years ended December 31, 2004, 2005 and 2006 contained an explanatory paragraph wherein they stated the uncertainty about the Company’s ability to continue as a going concern. Readers are encouraged to take due care when reading the independent registered public accountants’ report included in Item 15, and Management’s Discussion and Analysis included in Item 7, of this Report In the absence of licensing revenues or a substantial infusion of capital, the Company may not be able to continue as a going concern.

History and Development of the Business

In 1994, we began operating as an Internet service provider and quickly identified that the emerging IP environment was a promising basis for enhanced service delivery. We soon turned to designing and building an IP telecommunications platform consisting of proprietary software and hardware, and leased telecommunications lines. The goal was to create a platform with the quality and reliability necessary for voice transmission.

In 1997, we began offering enhanced services over a mixed IP-and-circuit-switched network platform. These services offered a blend of traditional and enhanced communication services and combined the inherent cost advantages of an IP-based network with the reliability of the existing Public Switched Telephone Network (“PSTN”).

In August 1997, we acquired MiBridge, Inc. (“MiBridge”), a communications technology company engaged in the design, development, integration and marketing of a range of software telecommunications products that support multimedia communications over the PSTN, local area networks (LANs) and IP networks. The acquisition of MiBridge permitted us to accelerate the development and deployment of IP technology across our network platform.

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

In 2002, the U.S. Patent and Trademark Office issued U.S. patent No. 6,438,124 (the “C2 Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP Services market. The C2 Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or Voice Engines (VoIP Gateways). These local Internet Voice Engines provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and, as such, can lead to reduced toll charges. Shortly after the issuance of our core C2 Patent, we disposed of our domestic U.S. VoIP network in a transaction with Buyers United, Inc., which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. As part of the sale, we retained all of our intellectual property rights and patents.

In 2003, we added to our VoIP patent holdings when we acquired U.S. Patent No. 6,243,373 (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The VoIP Patent, together with the existing C2 Patent and related international patents and patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing C2’s patented technology.

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

Intellectual Property

In the fourth quarter of 2005, the Company was awarded patents for the VoIP Patent from the People’s Republic of China and in Canada, and also received a Notice of Allowance in Canada for the C2 Patent. The Canadian patent was subsequently granted on October 10, 2006. In the third quarter of 2006, the Company was awarded a patent for the VoIP Patent from Hong Kong, and in the fourth quarter of 2006, the European Patent Office advised that it intends to grant C2 a European patent that is equivalent to the VoIP Patent. In addition to the C2 and VoIP Patents, which cover the foundation of any VoIP system, our patent portfolio includes:

Private IP Communication Network Architecture (Notice of Allowance received) - A disclosed Internet Linked Network Architecture delivers telecommunication type services across a network utilizing digital technology. The unique breadth and flexibility of telecommunication services offered by the Internet Linked Network Architecture flow directly from the network over which they are delivered and the underlying design principles and architectural decisions employed during its creation.

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

Below is a summary of the Company’s issued and pending patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373	Issued: June 5, 2001 Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000 Expires: October 29, 2016

		People’s Republic of China No. ZL96199457.6	Issued: December 14, 2005 Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005 Expires: October 29, 2016

		Hong Kong No. HK1018372	Issued: August 11, 2006 Expires: October 29, 2016

		Europe	Notice of intent to grant patent issued October 27, 2006

	Internet Transmission System (“C2 Patent”)	U.S. No. 6,438,124	Issued: August 20, 2002 Expires: July 22, 2018

		People’s Republic of China No. ZL97192954.8	Issued: May 21, 2004 Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006 Expires: February 5, 2017

	Private IP Communication Network Architecture	Pending	Notice of Allowance received

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

Disposition of the Telecommunications Business

Commencing in 2001, the Company entered the Telecommunications business, acquiring certain assets from the estate of WorldxChange Communications Inc. from bankruptcy. In 2002, the Company also acquired certain assets of the estate of RSL.COM USA Inc. from bankruptcy, and in 2003 the Company acquired Local Telcom Holdings, LLC. Together, these assets made up the Telecommunications segment of the Company’s business, which was owned through the Company’s wholly-owned subsidiary, Acceris Communications Corp. (name changed to WXC Corp. (“WXCC”) in October 2005).

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

The sale resulted in a gain on disposition of $6,387, net of disposition and business exit costs. In accordance with GAAP, this gain, and the WXCC operations for the year ended December 31, 2005, as well as for all prior periods included in the consolidated financial statements included in Item 15 of this Report, have been reported in discontinued operations.

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

On February 28, 2006, the Company entered into a stock purchase agreement with a third party, which agreed to acquire all the shares of WXCC from the Company, subject to the Company’s third party lender’s agreement to release its security interest in the shares and to certain other closing requirements. As a result of all closing requirements being completed and the third party lender’s consenting to the release of its security interest on March 28, 2006, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which is included in income from discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2006.

On June 26, 2006, the Company entered into a stock purchase agreement with the same third party involved in the purchase of the WXCC shares, which agreed to acquire all the shares of ILC from the Company, subject to certain closing requirements. As a result of all closing requirements being completed as of June 30, 2006, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $665 on the sale, net of closing costs of $46, which is included in income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2006.

Employees

As of December 31, 2006, C2 had five employees, all of whom are also employees of Counsel. The salaries of four of the employees are paid by Counsel. Under the terms of a management services agreement (the “Agreement”), as described in Item 11 of this Report, the Counsel employees provide management and administrative services to C2 and the associated costs are allocated to C2. The CEO has a separate employment arrangement with C2, as discussed in Item 11. The Company expects to hire additional employees as it pursues its patent licensing strategy, although there are no specific plans at this time.

Industry

Historically, the communications services industry transmitted voice and data over separate networks using different technologies. Traditional carriers typically built telephone networks based on circuit switching technology, which establishes and maintains a dedicated path for each telephone call until the call is terminated.

The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have driven this change include:

•	entry of new competitors and investment of substantial capital in existing and new services, resulting in significant price competition

•	technological advances resulting in a proliferation of new services and products and rapid increases in network capacity

•	the Telecommunications Act of 1996, as amended, and

•	growing deregulation of communications services markets in the United States and in other countries around the world

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

VoIP is becoming a widespread and accepted telecommunications technology, with a variety of applications in the telecommunications and other industries. While we and many others believe that we will see continued proliferation of this technology in the coming years, and while we believe that this proliferation will occur within the context of our patents, there is no certainty that this will occur, and that it will occur in a manner that requires organizations to license our patents.

Government Regulation

As a result of, and subsequent to, the disposition of our Telecommunications business, we are no longer subject to various regulatory requirements, at the federal, state and local levels, which were applicable to our operations in prior years.

Recent legislation in the United States, including the Sarbanes-Oxley Act of 2002, has increased regulatory and compliance costs as well as the scope and cost of work provided to us by our independent registered public accountants and legal advisors. Based on the current timetable, the Company will be subject to Section 404 reporting in 2007. As implementation guidelines continue to evolve, we expect to incur costs, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies, thereby reducing profitability.

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

Reports of our independent registered accountants have made reference to the going concern risk.

In each of their audit reports for the years ended December 31, 2004, 2005 and 2006, our independent registered public accounting firm has made reference to substantial doubt regarding our ability to continue as a going concern. Before considering making an investment or becoming a stakeholder in C2, you should carefully review the aforementioned accountants’ reports and ensure that you have read and understood them, and have obtained relevant advice from your financial and other advisors.

We are dependent upon our majority shareholder to fund all of our capital investment, working capital or other operational cash requirements.

At December 31, 2006 Counsel owned 92.55% of the equity of the Company. Counsel had previously committed, by means of a Keep Well agreement (the “Keep Well”) to fund the operating cash requirements of the Company through December 31, 2006. Although Counsel has indicated that it will continue to fund our minimal cash requirements until at least October 31, 2007, the maturity date of the outstanding loan payable to Counsel, it has not formally committed to funding our operations. We may be unable to meet our obligations as they come due should Counsel be unable or unwilling to provide such financial support.  See the section entitled “Certain Relationships and Related Transactions and Director Independence” in Item 13 of this Report.

We have a very limited ability to obtain third party financing to fund operations

Management does not anticipate the Company achieving breakeven cash flows during 2007, and, as noted above, Counsel has not formally committed to funding our operating cash requirements. Accordingly, we may need to obtain third party financing in order to continue operations. As of the date of this Report, management has not attempted to arrange additional financing, and there is no assurance that management will be able to obtain financing on favorable financial terms. Management, with the assistance of legal counsel, is looking to realize on the value of our intellectual property in the form of licensing or royalty payments from third parties, and thereby reduce the need for financing. There is no certainty that the Company’s strategy will be successful.

If we were to default on any of our loans, the secured lenders could foreclose on our assets.

Our assets serve as collateral for our loans. In the event that we defaulted on these loans, and the lenders foreclosed on our assets, we would be unable to continue our operations as they are presently conducted, if at all. At December 31, 2006, a third party lender held a $1,471 secured convertible note (the “Note”) which was collateralized by a blanket security interest in our assets. The Note was scheduled to mature in October 2007, but was repaid in full in January 2007. At December 31, 2006, our assets also secured all debt to Counsel, and continue to do so. While the Note was outstanding, all Counsel debt was subordinated in favor of the Note. Our aggregate total debt to Counsel at December 31, 2006 was $6, following Counsel’s forgiveness of its outstanding debt on December 30, 2006, as discussed in Note 9 of the consolidated financial statements provided in Item 15 of this Report. We expect this amount to increase during 2007 as Counsel funds our ongoing cash requirements, such as the funding received for the repayment of the Note.

We are subject to litigation.

We are, from time to time, involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The significant litigation matters facing us at this time are detailed below, in Item 3 of this Report.

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

We may fail to either adequately protect our proprietary technology and processes, or enforce our intellectual property rights, which would allow competitors to take advantage of our development efforts.

Included in the Company’s VoIP Patent Portfolio are United States Patents No. 6,243,373 and No. 6,438,124. The value of these patents has yet to be determined. If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to realize value from our patents, or to prevent third parties from benefiting from those patents without benefit to the Company. Any currently pending or future patent applications may not result in issued patents. In addition, any issued patents may not have priority over any patent applications of others or may not contain claims sufficiently broad to protect us against third parties with similar technologies, products or processes.

Our principal stockholder, Counsel, has voting control over us and our executive officers are employees of Counsel.

Counsel owns approximately 92.55% of our outstanding common stock. As a result, Counsel controls all matters requiring approval by the stockholders including the election of the Board of Directors and significant corporate transactions. Our Board of Directors has four members, three of whom are independent of Counsel. The Board establishes corporate policies and has the sole authority to nominate and elect officers to carry out those policies. Our Chief Executive Officer, Chief Financial Officer, Vice President of Accounting and Corporate Secretary are all employees of Counsel. Our Chief Executive Officer has a supplemental employment contract with C2. The control by Counsel could delay or prevent a change in control of C2, impede a merger, consolidation, takeover or other business combination involving us and discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of C2.

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

We reserve the right to make future offers and sales, either public or private, of our securities including shares of our preferred stock, common stock or securities convertible into common stock at prices differing from the price of the common stock previously issued. In the event that any such future sales of securities are effected or we use our common or preferred stock to pay principal or interest on our debt obligations, an investor’s pro rata ownership interest may be reduced to the extent of any such issuances and, to the extent that any such sales are effected at consideration which is less than that paid by the investor, the investor may experience dilution and a diminution in the market price of the common stock.

Prior to the January 2007 repayment of the Note, discussed above, the Note was convertible into approximately 1,671,000 shares of common stock of the Company. The third party lender continues to hold a Warrant to acquire 1,000,000 shares of common stock.

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

Since the second quarter of 2004, the last time that the Company reported control deficiencies, the Certifying Officers have reported that the disclosure controls and procedures are effective. We have undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our prior filings. While management is responsible for ensuring an effective control environment and has taken steps to ensure that the internal control environment remains free of significant deficiencies and/or material weaknesses, there can be no assurance that management will continue to be successful with this initiative.

The telecommunications industry in which we operate is subject to government regulation.

As a result of, and subsequent to, the disposition of our Telecommunications business, we are no longer subject to various regulatory requirements. However, we remain subject to certain government regulation at federal, state and local levels. Any change in current government regulation regarding telecommunications pricing, system access, consumer protection or other relevant legislation could have a material impact on our results of operations. Most of the operations of our target market are subject to regulation by the FCC under the Communications Act of 1934, as amended. In addition, certain of our target market’s operations are subject to regulation by state public utility or public service commissions. Changes in the regulation of, or the enactment of changes in interpretation of, legislation affecting us could negatively impact the operations of our target market and therefore negatively affect our opportunities to license our intellectual property.

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

Restrictions in our ability to utilize income tax loss carry forwards have occurred in the past due to the application of certain changes in ownership tax rules in the United States. There is no certainty that the application of these rules may not recur. In addition, further restrictions of, reductions in, or expiry of net operating loss and net capital loss carryforwards may occur through future merger, acquisition and/or disposition transactions or failure to continue a significant level of business activities. Any such additional limitations could require us to pay income taxes in the future and record an income tax expense to the extent of such liability. We could be liable for income taxes on an overall basis while having unutilized tax loss carryforwards since these losses may be applicable to one jurisdiction and/or particular line of business while earnings may be applicable to a different jurisdiction and/or line of business. Additionally, income tax loss carryforwards may expire before we have the ability to utilize such losses in a particular jurisdiction and there is no certainty that current income tax rates will remain in effect at the time when we have the opportunity to utilize reported tax loss carry forwards.

We have not declared any dividends on our common stock to date and have no intention of doing so in the foreseeable future.

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. Payments of dividends on our outstanding shares of preferred stock must be paid prior to the payment of dividends on our common stock. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2006, we do not have any preferred stock outstanding which has any preferential dividends. So long as 25% of principal amount of the Note held by the third party lender remained outstanding, we could not pay any dividends on our common stock. Additionally, under the Florida Act, we cannot pay dividends while we have negative stockholders’ equity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Company, in connection with its intellectual property licensing business, rents approximately 200 square feet of office space in Marshall, Texas on a month to month basis for a nominal amount. Should the Company be required to vacate these premises, ample alternative space is available. All accounting and reporting functions are carried out from the corporate office of its majority stockholder, Counsel, located in Toronto, Ontario, Canada. The Company is not required to pay rent or other occupancy costs to Counsel.

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

The Company, Counsel Communications LLC, Counsel Corporation and four of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego (the “Court”) on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity. In February 2006, the plaintiffs in both this action and the derivative action described above changed attorneys. In January 2007, a trial date of September 7, 2007 was set for both actions.

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

The following table sets forth the high and low prices for our common stock, as quoted on the OTCBB, for the calendar quarters from January 1, 2005 through December 31, 2006, based on inter-dealer quotations, without retail markup, markdown, commissions or adjustments. These prices may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2005	$1.01	$0.52
June 30, 2005	0.60	0.35
September 30, 2005	0.51	0.26
December 31, 2005	1.50	0.22

March 31, 2006	$0.79	$0.40
June 30, 2006	1.98	0.25
September 30, 2006	1.60	0.51
December 31, 2006	0.60	0.35

On March 1, 2007, the closing price for a share of the Company’s common stock was $1.01.

Holders

As of March 1, 2007, the Company had approximately 946 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2006, we do not have any preferred stock outstanding which has any preferential dividends. So long as 25% of the principal amount of the Note held by the third party lender remained outstanding, we could not pay any dividends on our common stock. The Note was repaid in full in January 2007. Additionally, under the Florida Act, we cannot pay dividends while we have negative stockholders’ equity.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2006, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

During the twelve months ended December 31, 2006, 230,000 options were granted to employees, officers and directors under the 2003 Employee Stock Option and Appreciation Rights Plan. During the twelve months ended December 31, 2006, 225,000 options were granted to the Company’s CEO under the terms of the 1997 Recruitment Stock Option Plan. These options were issued with an exercise price that equalled or exceeded fair market value on the date of the grant and vest over a 4-year period subject to the grantee’s continued employment with the Company. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:			$
2003 Stock Option and Appreciation Rights Plan	568,250	1.53	1,431,750
1997 Recruitment Stock Option Plan	239,611	2.51	130,389
1995 Directors Stock Option and Appreciation Rights Plan	—	—	12,500
1995 Employee Stock Option and Appreciation Rights Plan	—	—	20,000

Equity compensation plans not approved by security holders:
Issuance of non-qualified options to employees and outside consultants	288,465	69.06	—

Total	1,096,326	19.51	1,594,639

(1)	For a description of the material terms of these options, see Note 17 in the Company’s audited financial statements included in Item 15 of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities.

We did not make any stock repurchases during the last quarter of 2006.

Performance Graph.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares our cumulative total stockholder return with that of the Russell 2000 index of small-capitalization companies, our former peer group (“Former Group”), and our current peer group ( “Current Group”). The graph assumes an initial investment of $100.00 made on December 31, 2001, and the reinvestment of dividends (where applicable). We have never paid a dividend on our common stock.

Following the change in our strategic direction in light of the disposition of our Telecommunications business in the third quarter of 2005, we reevaluated the composition of our Former Group, as previously utilized to assess our stock performance, and concluded that it was no longer appropriate. Accordingly, we constructed a new peer group (“Current Group”). The Current Group includes Acacia Technologies Group, Forgent Networks Inc., UTEK Corporation, Patriot Scientific Corporation and Network-1 Security Solutions Inc. We selected these companies for our Current Group because they are in the business of licensing intellectual property in a manner that is similar to our business model. The Former Group consists of UCN, Inc. (formerly Buyers United, Inc)., Trinsic, Inc. (formerly Z Tel Technologies, Inc.), US LEC Corp., Talk America Holdings, Inc., IDT Corporation, and Primus Telecommunications Group, Inc.

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

	2006		2005	2004	2003	2002
Statement of Operations Data :
Revenues:
Technology licensing and development		$—	$—	$540	$2,164	$2,837

Operating costs and expenses:
Selling, general, administrative and other		1,281	2,758	4,079	4,516	4,281
Research and development		—	389	442	—	1,399
Depreciation and amortization		20	32	20	—	56
Total operating costs and expenses		1,301	3,179	4,541	4,516	5,736
Operating loss		(1,301)	(3,179)	(4,001)	(2,352)	(2,899)
Other income (expense):
Interest expense - related party		(10,390)	(12,154)	(8,488)	(10,175)	(2,397)
Interest expense - third party		(510)	(658)	(65)	(875)	(2,540)
Other income		155	1,084	1,487	1,138	37
Other income (expense), net		(10,745)	(11,728)	(7,066)	(9,912)	(4,900)
Loss from continuing operations		(12,046)	(14,907)	(11,067)	(12,264)	(7,799)
Income (loss) from discontinued operations		4,370	(3,582)	(11,716)	(19,164)	(20,039)
Net loss	$	(7,676)	$(18,489)	$(22,783)	$(31,428)	$(27,838)

Basic and diluted weighted average shares outstanding		19,258	19,237	19,256	7,011	5,828

Net loss per common share - basic and diluted:
Loss from continuing operations		$(0.63)	$(0.77)	$(0.57)	$(1.75)	$(1.34)
Income (loss) from discontinued operations		0.23	(0.19)	(0.61)	(2.73)	(3.44)
Net loss per common share		$(0.40)	$(0.96)	$(1.18)	$(4.48)	$(4.78)

Balance Sheet Data:
Working capital deficit		$(1,782)	$(77,757)	$(21,068)	$(26,576)	$(17,244)
Intangible assets, net		40	60	80	100	—
Goodwill		173	173	173	173	173
Total assets		1,386	3,490	24,009	39,054	41,446
Total current liabilities		1,855	79,852	36,150	50,887	40,852
Total long-term obligations:
Related party		—	—	46,015	28,717	43,881
Third party		—	1,580	3,164	—	—
Discontinued liabilities		—	—	645	2,403	14,529
Stockholders’ deficit		(469)	(77,942)	(61,965)	(42,953)	(57,816)

2003 Reverse Stock Split

On November 26, 2003, C2 stockholders approved a 1-for-20 reverse stock split. Accordingly, the earnings per share for 2002 have been restated to reflect the reverse split. All references to share numbers reflect the reverse stock split unless otherwise noted. In connection with the reverse stock split, the par value of the Company’s common stock changed from $0.007 to $0.01.

Adoption of Significant Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision (“SFAS No. 123(R)”) to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company was required to adopt SFAS No. 123(R) in the first quarter of 2006. SFAS No. 123(R) requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The effect of adopting SFAS No. 123(R) on the Company’s financial position, operations and cash flow is discussed in Note 17 of the consolidated financial statements included in Item 15 of this Report.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 superseded APB Opinion No. 20, Accounting Changes (“APB No. 20”), and related Interpretations, and was effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively, with the cumulative effect of the change taken into opening retained earnings for the earliest period presented, and the prior years’ statements restated to reflect the effect of the new accounting principle. Previously, APB No. 20 required that the cumulative effect of a change in accounting principle be recognized in net income in the year of the change. Although SFAS No. 154 now requires that a change of an accounting principle be treated substantially the same as a correction of an error in prior periods, retrospective application is not required if it is impracticable to determine the effects on a specific period or the cumulative effect of the change on all prior periods presented in the financial statements. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company’s adoption of SFAS No. 154 in 2006 has not had a material effect on its financial position, operations or cash flow.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FIN 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the application of FIN 48 to its business, and currently believes that the adoption of FIN 48 will not have a material effect on its financial position, operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company plans to adopt SFAS No. 157 on January 1, 2007, and currently believes that its adoption will not have a material effect on the Company’s financial position, operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance in considering the effects of prior year misstatements in the quantification of current year misstatements, for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 has not had a material impact on the Company’s financial position, operations or cash flows.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 clarifies that a registration payment arrangement and the financial instrument(s) relating to that arrangement should be separately measured and recognized in an entity’s financial statements, according to the appropriate GAAP for each, rather than treated as a unit. Specifically, FSP EITF 00-19-2 states that the financial instrument(s) should be recorded in the financial statements using appropriate GAAP without regard to contingent obligations in respect of a registration payment arrangement. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and related financial instruments that are entered into or modified after December 21, 2006. For registration payment arrangements and related financial instruments that were entered into prior to December 21, 2006, and that continue to be outstanding at the beginning of the period of adoption, transition is to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP EITF 00-19-2 is adopted. Early adoption of FSP EITF 00-19-2 is permitted for interim or annual periods for which financial statements or interim reports have not been issued. Retrospective application is not permitted. The Company has evaluated the requirements of FSP EITF 00-19-2 and determined that it is applicable to the warrant issued in conjunction with the Note issued to a third party lender in October 2004. The Company has chosen to adopt FSP EITF 00-19-2 in the fourth quarter of the year ending December 31, 2006. The impact of adopting FSP EITF 00-19-2 on the Company’s financial position, operations and cash flow is detailed in Note 9 of the consolidated financial statements included in Item 15 of this Report.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands USD, unless otherwise indicated, except per share amounts)

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 of this Report. Our accounting policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Forward-Looking Information

This Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Business Overview, Recent Developments and Outlook

Please see Item 1, above, of this Report for an overview of the Company’s business and development. Please see Item 1A, above, for a discussion of the risk factors that may impact the Company’s current and future operations, and financial condition.

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, we had a stockholders’ deficit of $469 (2005 - $77,942) and negative working capital of $1,782 (2005 - $77,757) at December 31, 2006. The decrease in the working capital deficit is largely due to the elimination of the $72,022 related party debt that was owing to our majority stockholder, Counsel Corporation (collectively, with its subsidiaries, “Counsel”), at December 31, 2005. At December 29, 2006, the balance of the related party debt had increased to $83,582. On December 30, 2006, as discussed in Note 9 of the consolidated financial statements included in Item 15 of this Report, Counsel converted $3,386 of the debt to common shares, and forgave the balance of $80,196. Another factor contributing to the decrease was the elimination of the $4,512 of liabilities of discontinued operations outstanding at December 31, 2005, primarily due to the disposition of the shares of two of the Company’s subsidiaries during the first and second quarters of 2006, as discussed in Note 6 of the consolidated financial statements. The disposition of the shares of WXC Corp. (“WXCC”, formerly known as Acceris Communications Corp.) during the first quarter of 2006 reduced these liabilities by $3,763. The disposition of the shares of I-Link Communications Inc. (“ILC”) during the second quarter of 2006 reduced these liabilities by $711. As well, during 2006, other liabilities were reduced by $1,224. The decrease in the working capital deficit was partially offset by the use of $1,506 of restricted cash to reduce third party debt. Both continuing and discontinued operations in 2006 were primarily financed through advances from Counsel.

The Company had gross third party debt of $1,471 at December 31, 2006, a reduction from the $3,516 owed at December 31, 2005. At December 31, 2006 the third party debt consisted of a convertible note payable (the “Note”). At December 31, 2005, the balance of the Note was $3,235 and the remainder of the debt was a warrant to purchase common stock, which warrant had an estimated fair value of $281. The warrant was reclassified to stockholders’ equity in the fourth quarter of 2006 when the Company adopted FSP EITF 00-19-2, as discussed in Note 9. Throughout 2005 and 2006, the outstanding balance of the Note was reduced each month via payments of $147. The Note was scheduled to mature in October 2007, but was repaid in full in January 2007, as discussed in Note 18 of the consolidated financial statements. Prior to the repayment, the Note was secured by all assets of the Company and guaranteed by Counsel through its maturity in October 2007.

Gross related party debt owing to Counsel is $6 at December 31, 2006 compared to $73,646 at December 31, 2005, due to Counsel’s debt forgiveness as noted above. The Company expects this amount to increase during 2007 as Counsel funds its ongoing cash requirements, such as the funding received for the repayment of the Note.  Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. Until December 31, 2006, this debt was supported by Counsel’s Keep Well agreement with C2, which required Counsel to fund, through intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of C2.  The Keep Well has not been formally extended beyond December 31, 2006, but Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

Counsel, in addition to guaranteeing the Note, also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests, in favor of the third party lender. Counsel further agreed to pledge all of its shares owned in C2 as security for its guarantee. In accordance with the agreement with the third party lender, C2 could not repay amounts owing to Counsel while the Note remained outstanding. Additionally, so long as the Note remained outstanding, Counsel could not, without the written consent of the third party lender, take any enforcement action to collect its loans owing by C2. Effective with the January 2007 repayment of the Note, Counsel’s subordination agreement was terminated.

The Company has not realized revenues from continuing operations since 2004, and there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not have, at this time, the ability to obtain additional financing in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed in Note 1 to the consolidated financial statements, in order to continue as a going concern. Although the Company commenced litigation in June 2006 in order to enforce its intellectual property rights and to realize this value, there is no certainty that the Company’s litigation will be successful.

A summary of the Company’s outstanding debt, including a related common stock warrant, is as follows:

		December 31, 2006			December 31, 2005
	Maturity Date	Gross debt	Discounts	Reported debt	Gross debt	Discounts	Reported debt

Convertible note payable[1]	October 14, 2007	$1,471	$(172)	$1,299	$3,235	$(392)	$2,843

Subordinated note(s) payable to a related party[2]	October 31, 2007	6	—	6	73,646	(1,624)	72,022

Common stock warrant	October 13, 2009	—	—	—	281	—	281

Total outstanding debt		$1,477	$(172)	$1,305	$77,162	$(2,016)	$75,146

1 This Note was scheduled to mature in October 2007, but was repaid in full in January 2007, as discussed in Note 18. Prior to the repayment, the Note was secured by all assets of the Company and guaranteed by Counsel through its maturity in October 2007. The repayment was funded by Counsel and added to the subordinated note owing to Counsel.

2 The Company expects the balance of this note to increase in 2007 as Counsel funds its ongoing cash requirements, such as the funding received for the January 2007 repayment of the Note.

Ownership Structure and Capital Resources

•	The Company is approximately 92.55% owned by Counsel. The remaining 7.45% is owned by public stockholders.

•
Since becoming controlling stockholder in 2001, Counsel has invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 30, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest. As discussed above and in Note 9 of the consolidated financial statements included in Item 15 of this Report, on December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196. Counsel advanced a further $6 on December 31, 2006. The disposition of the Telecommunications business in the third quarter of 2005 significantly reduced both the complexity and the funding requirements of the Company’s operations, and Counsel’s investment in 2006 was significantly less than its investment in prior years. As noted above, although Counsel does not have a formal commitment in place regarding its ongoing financial support of the Company, Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

•	The Company had aggregate gross debt of $1,477 at December 31, 2006. The Company expects this amount to increase during 2007 as Counsel funds its ongoing cash requirements

Cash Position

Cash, cash equivalents and restricted cash as of December 31, 2006 were $3 compared to $1,833 in 2005 and $44 in 2004.

Cash utilized in operating activities

Our working capital deficit decreased to $1,782 at December 31, 2006 from $77,757 as of December 31, 2005. The decrease in the working capital deficit during 2006 is primarily due to the elimination of the $72,022 related party debt that was owing to Counsel at December 31, 2005. At December 29, 2006, the balance of the debt owing to Counsel had increased to $83,582. As discussed above and in Note 9 of the consolidated financial statements included in Item 15 of this Report, on December 30, 2006, Counsel converted $3,386 of the debt to common shares, and forgave the balance of $80,196. Another factor contributing to the decrease was the elimination of $4,512 of liabilities of discontinued operations outstanding at December 31, 2005, primarily due to the disposition of the shares of two of the Company’s subsidiaries during the first and second quarters of 2006, as discussed above and in Note 6 of the consolidated financial statements. As well, during 2006, other liabilities were reduced by $1,224. The decrease in the working capital deficit was partially offset by the use of $1,506 of restricted cash to reduce third party debt. Although Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007, the Company’s long-term viability depends upon success in the pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives.

Cash used in operating activities (excluding discontinued operations) during 2006 was $2,324 (2005 - $3,350; 2004 - $2,624). The net loss from continuing operations decreased $2,861 to $12,046 in 2006 compared to $14,907 in 2005. In 2006, income from discontinued operations was $4,370, as compared to a loss of $3,582 in 2005, for a net increase of $7,952. Significant changes in non-cash items included a $3,112 decrease in the amortization of debt discounts, from $6,258 in 2005 to $3,146 in 2006, and an increase of $1,362 in the accrued interest added to the debt owing to Counsel. In 2004 the Company recognized a gain of $1,376 on the sale of an investment in common stock; there were no similar transactions in 2005 or 2006.

Cash provided by investing activities

Net cash provided by investing activities (excluding discontinued operations) during 2006 was $0 (2005 -$0, 2004 - $3,581). In 2004, cash provided by investing activities related to the proceeds from the disposition of securities held in Buyers United Inc. (“BUI”) of $3,581. There were no similar transactions in 2005 and 2006.

Cash provided by financing activities

Financing activities (excluding discontinued operations) provided net cash of $2,142 (2005 - $12,092; 2004 - $17,162). The decrease is due to less financing from Counsel, the result of the reduced complexity in the Company’s operations following the sale of the Telecommunications business in the third quarter of 2005. The decrease in 2005 as compared to 2004 is largely due to a reduction in third-party financing, and the segregation of $1,506 of cash to provide for future payments to the Company’s third party lender. In 2004, the Company received net proceeds of $4,773 from the third party lender. There were no similar transactions in 2005.

Contractual Obligations

We have no contractual commitments other than our debt. The following table summarizes our contractual obligations, including estimated interest payable, at December 31, 2006:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated note payable to a related party[1]	$7	$7	$—	$—	$—
Convertible note payable to a third party[1]	1,577	1,577	—	—	—

Total	$1,584	$1,584	$—	$—	$—

1 The convertible note was repaid in full in January 2007, as discussed in Note 18 of the consolidated financial statements included in Item 15 of this Report. At the same time, the related party note was increased, as Counsel funded the convertible note repayment.

Consolidated Results of Operations

Key selected financial data for the three years ended December 31, 2006, 2005 and 2004 are as follows:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Revenues:
Technology licensing and development	$—	$—	$540	N/A	N/A

Operating costs and expenses:
Selling, general, administrative and other	1,281	2,758	4,079	(54)	(32)
Research and development	—	389	442	N/A	(12)
Depreciation and amortization	20	32	20	(38)	60
Total operating costs and expenses	1,301	3,179	4,541	(59)	(30)
Operating loss	(1,301)	(3,179)	(4,001)	(59)	(21)
Other income (expense):
Interest expense – related party	(10,390)	(12,154)	(8,488)	(15)	43
Interest expense – third party	(510)	(658)	(65)	(22)	912
Other income	155	1,084	1,487	(86)	(27)
Total other expense, net	(10,745)	(11,728)	(7,066)	(8)	66
Loss from continuing operations	(12,046)	(14,907)	(11,067)	(19)	35
Income (loss) from discontinued operations, net of $0 tax	4,370	(3,582)	(11,716)	N/A	(69)
Net loss	$(7,676)	$(18,489)	$(22,783)	(58)	(19)

In order to more fully understand the comparison of the results of continuing operations for 2006 as compared to 2005, and for 2005 as compared to 2004, it is important to note the significant changes that occurred in 2005 and 2006. On May 19, 2005, we entered into an agreement to sell substantially all of the assets, and to transfer certain liabilities, of WXC Corp. (“WXCC”, formerly Acceris Communications Corp.) to Acceris Management and Acquisition LLC, an unrelated third party. The sale closed on September 30, 2005. In accordance with GAAP, the operational results related to WXCC were reclassified as discontinued operations in 2005 and prior years, and accordingly are not included in the following analysis of continuing operations. Similarly, in the second quarter of 2006 we entered into a stock purchase agreement with a third party, which agreed to acquire all of the shares of I-Link Communications Inc. (“ILC”) from the Company. In accordance with GAAP, the operational results related to ILC were reclassified as discontinued operations in 2006 and prior years, and are not included the following analysis of continuing operations.

Technologies revenue is derived from licensing and related services revenue. Utilizing our patented technology, VoIP enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications. The Company has engaged, and intends to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006 C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleges that these companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs.

Revenue and contributions from this business to date have been based on the sales and deployments of our VoIP solutions, which we are no longer directly marketing, rather than on the receipt of licensing fees and royalties. The timing and size of various projects has resulted in a continued pattern of fluctuating financial results. We expect to generate licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights. In connection with the 2003 acquisition of U.S. Patent No. 6,243,373, the Company agreed to remit, to the former owner of the patent, 35% of the net proceeds from future revenue derived from the licensing of the VoIP Patent Portfolio, composed of U.S. Patent Nos. 6,243,373 and 6,438,124. Net proceeds are defined as revenue from licensing the VoIP Patent Portfolio less costs necessary to obtain the licensing arrangement. To date, no payments have been made to the former owner of the patent. As we earn patent licensing revenues, we expect to incur the associated costs.

2006 Compared to 2005

Technologies revenues were $0 in both 2006 and 2005.

Selling, general, administrative and other expense was $1,281 for the year ended December 31, 2006 as compared to $2,758 for the year ended December 31, 2005. The significant changes included:

•
Compensation expense was $234 compared to $275 in 2005. The 2005 expense included a bonus accrual of $69, which was reversed in the first quarter of 2006 upon determination that it was not warranted. After the effects of the bonus are removed, the comparative expense amounts for 2006 and 2005 are $303 and $206, respectively. On January 1, 2006, as discussed above in Item 6, the Company adopted SFAS No. 123(R), which resulted in $139 of compensation expense being recorded in 2006. No corresponding expense was recorded in 2005. In 2006, the salary expense for the Company’s Technologies employees was $27, but the corresponding compensation costs in 2005 were included in research and development expense. These increases in compensation expense recorded in 2006 as compared to 2005 were partially offset by a reduction in the annual salary earned by the CEO of C2. Effective July 1, 2005, the annual salary was reduced from $275 to $138, with the result that the 2006 expense was $69 lower than the 2005 expense. The change in salary reflected the reduced complexity of the Company’s operations following the sale of the Telecommunications business in the third quarter of 2005.

•	Management fee expense charged by our majority stockholder, Counsel, was $225 in 2006 and $450 in 2005. See Item 13 of this Report for details regarding these management fees.

•
Legal expenses in 2006 were $171 compared to $845 in 2005. The decrease in legal expenses resulted primarily from a reduced level of activity in the Company’s patent litigation with ITXC. This litigation had commenced in April 2004 and was terminated in March 2006.

•	Accounting and tax consulting expenses in 2006 were $295 compared to $242 in 2005.

•
Travel and entertainment expenses in 2006 were $18 compared to $240 in 2005. The reduced level of expense in 2006 reflects the decreased complexity of operations following the sale of the Telecommunications business in the third quarter of 2005.

•
Fees paid to the members of our Board of Directors were $104 in 2006 compared to $168 in 2005. The decrease is attributable to two factors: fewer meetings were held during 2006, and the Board was smaller during 2006, having been reduced, at the end of the first quarter of 2005, from eight members to four members.

•	Directors and officers insurance expense was $150 in both 2006 and 2005.

•	We incurred restructuring expenses of $152 in 2005, relating to severance costs paid to former employees in the third quarter of 2005. There were no similar expenses in 2006.

Research and development (“R&D”) costs - In 2004, the Company resumed R&D activities related to its VoIP technology platform. The Company suspended its R&D expenditures in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property. There was therefore no R&D expense in 2006, compared to $389 in 2005.

Depreciation and amortization - This expense was $20 in 2006 compared to $32 in 2005. In 2006, this expense consisted solely of amortization of the cost of the VoIP Patent. In 2005, the Company also incurred depreciation expense on equipment that it acquired in December 2004 and sold in September 2005.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense - This totaled $10,390 in 2006 compared to $12,154 in 2005. The decrease of $1,764 is attributable to two factors. Interest expense on the related party debt with our majority stockholder, Counsel, increased by $1,362, from $6,180 in 2005 to $7,542 in 2006. This was due to a larger average loan balance during 2006, including additional advances during 2006 of $2,401. The interest expense was partially offset by a reduction of $3,126 in amortization of the beneficial conversion feature (“BCF”) related to Counsel’s ability to convert a portion of its debt. In 2006, amortization of the BCF was $2,848 on $19,966 of debt convertible at $5.02 per share. In 2005, amortization of the BCF was $5,974 on $18,270 of debt convertible at $5.02 per share. As discussed above, this debt was forgiven by Counsel on December 30, 2006, and consequently interest expense during 2007 is expected to be much lower than the expense incurred during 2006.

•
Third party interest expense - This totaled $510 in 2006 compared to $658 in 2005. The decrease of $148 is due to the fact that the Note with the Company’s third party lender, entered into on October 14, 2004, had a lower average balance during 2006 than during 2005. As discussed above, this debt was repaid in full in January 2007.

•
Other income - This totaled $155 for 2006, as compared to $1,084 for 2005. In the second quarter of 2006, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $110 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. The remaining income is primarily due to interest earned on cash balances, including interest on the $1,800 deposit that was placed with the Company’s third party lender in October 2005 and subsequently applied to the monthly payments of the Note. In 2005, $1,115 of other income was attributable to settlement agreements with certain carriers, similar to those described for 2006. The 2005 income was partially offset by a charge of $38 when fixed assets were transferred to a former employee in return for future royalty revenues.

2005 Compared to 2004

Technologies revenues were $0 in 2005 compared to $540 in 2004. The revenues in 2004 relate to a contract that was entered into with a Japanese company in 2003. For this contract, revenue of $600 was recognized in 2003 and revenue of $540 was recognized in 2004.

Selling, general, administrative and other expense was $2,758 for the year ended December 31, 2005 as compared to $4,079 for the year ended December 31, 2004. The significant changes included:

•
Compensation expense was $275 compared to $356 in 2004, including bonuses of $69 in 2005 and $0 in 2004. The reduction is primarily attributable to the fact that, effective July 1, 2005, the annual salary earned by the CEO of C2 was reduced from $275 to $138. The change in salary reflected the reduced complexity of the Company’s operations following the sale of the Telecommunications business in the third quarter of 2005.

•	Management fee expense charged by our majority stockholder, Counsel, was $450 in 2005 and $280 in 2004. See Item 13 of this Report for details regarding these management fees.

•
Legal expenses in 2005 were $845 compared to $1,619 in 2004. The decrease in legal expenses resulted primarily from a reduced level of activity in the Company’s patent litigation with ITXC. This litigation had commenced in April 2004 and was terminated in March 2006.

•
Accounting and tax consulting expenses in 2005 were $242 compared to $408 in 2004. The decrease reflects the reduced complexity of operations in 2005 as compared to 2004. As well, in 2004 the Company changed independent auditors and restated prior years’ financial statements, both of which resulted in atypically high costs for accounting and tax consulting.

•	Travel and entertainment expenses in 2005 were $240 compared to $275 in 2004.

•
Fees paid to the members of our Board of Directors were $168 in 2005 compared to $214 in 2004. The decrease reflects the fact that at the end of the first quarter of 2005, the Board was reduced from eight members to four members.

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

R&D costs - In 2004, the Company resumed R&D activities related to its VoIP technology platform. The Company suspended its R&D expenditures in the third quarter of 2005 in conjunction with its decision to focus all business efforts on the realization of licensing fees associated with its intellectual property. R&D expense was $389 in 2005 compared to $442 in 2004.

Depreciation and amortization - This expense was $32 in 2005 compared to $20 in 2004. In 2005, the Company incurred depreciation expense on equipment that it acquired in December 2004. In 2004, this expense consisted solely of amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense - This totaled $12,154 in 2005 compared to $8,488 in 2004. The increase of $3,666 is largely attributable to a larger average loan balance with our majority stockholder and major creditor, Counsel, due to net advances of $15,365 during 2005. Included in related party interest expense in 2005 is $5,974 of amortization of the BCF related to Counsel’s ability to convert $18,270 of debt at $5.02 per share. In 2004, amortization of the BCF was $4,186 on $16,714 of debt due to Counsel, convertible at $5.02 per share.

•
Third party interest expense - This totaled $658 in 2005 compared to $65 in 2004. The increase of $593 is due to the fact that the Note with the Company’s third party lender, entered into on October 14, 2004, was outstanding for all of 2005.

•
Other income - This totaled $1,084 for 2005, as compared to $1,487 for 2004. In the third and fourth quarters of 2005, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $1,115 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. This was partially offset by a charge of $38 when fixed assets were transferred to a former employee in return for future royalty revenues. In 2004, the other income was primarily comprised of gains of $1,376 recognized on the disposition of the Company’s BUI securities.

Recent Accounting Pronouncements

See Item 6 of this Report for a discussion of recent accounting pronouncements and their impact on our financial statements.

Critical Accounting Policies

Use of estimates

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

Intangible assets and goodwill

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

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. No impairment was present upon the performance of these tests in 2006 and 2005. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, judgments on the validity of the Company’s VoIP Patent Portfolio, or other factors not known to management at this time.

Investments

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interest does not allow it to exercise significant influence over the entity. The Company monitors its investments for impairment by considering current factors including the economic environment, market conditions, operational performance, and other specific factors relating to the business underlying the investment, and will record impairments in carrying values if appropriate. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee and other investee specific information. Impairments, dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations.

Liabilities

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

The Company assesses the value of its deferred tax asset, which has been generated by a history of net operating and net capital losses, at least annually, and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards. The Company is evaluating the application of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”) to its business, and currently believes that the adoption of FIN 48 will not have a material effect on its financial position, operations or cash flow.

Discontinued Operations

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations and related losses on operations sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Operations for all years presented. Gains are recognized when realized.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the minimal amount of cash and cash equivalents currently on hand, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, at December 31, 2006 we had one debt instrument that had a variable interest rate. This debt instrument was held by a third party lender, and was repaid in full in January 2007, as discussed in Note 18 of the consolidated financial statements included in Item 15 of this Report. The variable interest rate convertible note provided that the principal amount outstanding bore interest at the prime rate as published in the Wall St. Journal (“WSJ interest rate”, 8.25% at December 31, 2006) plus 3% (but not less than 7.0% in total), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price of $0.88 following the effective date (January 18, 2005) of the registration statement covering the Common Stock issuable upon conversion. Assuming the debt amount on the variable interest rate convertible note at December 31, 2006 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $15 for that twelve-month period. In respect of the variable interest rate convertible note, should the price of our common stock increase and maintain a price equal to 125% of $0.88 for a twelve month period, the Company would benefit from a reduced interest rate of 2%, resulting in lower interest costs of up to approximately $29 for that twelve-month period. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2006. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and supplementary data beginning on pages F-1 and S-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Under our Articles of Incorporation, as amended, the Board of Directors is divided into three classes, with the total number of directors to be not less than five and not more than nine. Each director is to serve a term of three years or until his or her successor is duly elected and qualified. As of the date hereof, the Board of Directors consists of four members: one Class I director (Mr. Shimer) and three Class II directors (Messrs. Toh, Heaton, and Silber). The following table sets forth the names, ages and positions with C2 of the persons who currently serve as our directors and executive officers. There are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	58	Chairman of the Board and Chief Executive Officer
Hal B. Heaton	56	Director (2), (3), (4), (5)
Henry Y.L. Toh	49	Director (2), (3), (4), (5)
Samuel L. Shimer	43	Director (2)
Stephen A. Weintraub	59	Executive Vice President, Corporate Secretary and Chief Financial Officer

(1)	As of December 31, 2006.

(2)	Independent Director

(3)	Member of the Audit Committee

(4)	Member of the Compensation Committee

(5)	Member of the Special Committee of Independent Directors

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years:

Allan C. Silber, Chairman of the Board and Chief Executive Officer.  Mr. Silber was elected to the Board of Directors as a Class II director in September 2001. He was appointed as Chairman of the Board in November 2001, a position he held until October 2004, and was again appointed as Chairman of the Board in March 2005. Mr. Silber is the Chairman and CEO of Counsel Corporation, which he founded in 1979. Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

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

Henry Y.L. Toh, Director.  The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992. Mr. Toh became President of C2 in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. Mr. Toh was appointed as Chairman of the Audit Committee in March 2005. Mr. Toh has served as a director of Four M International Inc, a private investment firm, since 1992; a director of iDNA, Inc. (previously National Auto Credit, Inc.) since December 1998; a director of Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, since November 2001; and a director of Isolagen, Inc., a biotechnology company, since 2003. Mr. Toh has been a director and Chief Executive Officer of Amerique Investments since 1992. Mr. Toh is a graduate of Rice University.

Samuel L. Shimer, Director.  Mr. Shimer was appointed by the Board of Directors as a Class I director on April 15, 2001 to fill a board vacancy. He was appointed Senior Vice President, Mergers & Acquisitions and Business Development on February 12, 2003 and he terminated his employment with the Company on February 27, 2004 to join Whitney & Co., an asset management company. From 1997 to February 2003 he was employed by Counsel as a Managing Director. From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal. Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master’s of Business Administration degree from Harvard Business School.

Stephen A. Weintraub, Executive Vice President, Corporate Secretary and Chief Financial Officer. Mr. Weintraub was appointed Senior Vice President and Secretary of C2 in December 2002. Mr. Weintraub was elected as a Class I director on November 26, 2003, and served as a director until June 15, 2004. He became an Executive Vice President in October 2005 and was appointed Chief Financial Officer in December 2005. Mr. Weintraub joined Counsel in June 1983 as Vice President, Finance and Chief Financial Officer. He has been and is an officer and director of various Counsel subsidiaries. He has been Secretary of Counsel since 1987 and was appointed Senior Vice President in 1989. In December 2004, Mr. Weintraub was promoted to Executive Vice President and Secretary and became Chief Financial Officer again in December 2005. From 1980 to 1983 he was Secretary-Treasurer of Pinetree Development Co. Limited, a private real estate developer and investor. From 1975 to 1980 he was Treasurer and CFO of Unicorp Financial Corporation, a public financial management and holding company. Mr. Weintraub received a Bachelor’s degree in Commerce from the University of Toronto in 1969, qualified as a Chartered Accountant with Clarkson, Gordon (now Ernst & Young LLP) in 1972 and received his law degree (LL.B.) from Osgoode Hall Law School, York University in 1975. Mr. Weintraub is a director of Counsel Corporation, the parent company of C2.

Each officer of C2 has been appointed by the Board of Directors and holds his office at the discretion of the Board of Directors.

C2 and four of C2’s current and former executives and board members were named in derivative and securities actions filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, as described in Item 3 of this Report. No director or officer of our company has, during the last five years: (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws, or finding any violations with respect to such laws.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2006, except that Gary Taylor, C2’s Director of Taxation, failed to file a timely Form 3. As of the date of filing this Report, Mr. Taylor is in compliance with Section 16(a) reporting requirements.

Code of Ethics

C2 has adopted a code of ethics that applies to its employees, including its principal executive, financial and accounting officers or persons performing similar functions. The C2 Code of Conduct (the “Code”) can be found on the Company’s website at http://www.c-2technologies.com (follow Corporate Governance link to Governance Documents tab). The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to its principal executive, financial and accounting officers or persons performing similar functions by posting such information on its website at the website address set forth above.

Corporate Governance

Director Independence

In determining director independence, C2 defines independent directors in accordance with the applicable rules of the SEC and the Nasdaq Marketplace Rules. According to this definition, Mr. Toh, Mr. Heaton and Mr. Shimer are independent directors. C2 anticipates that the current Board vacancy will be filled with an independent director.

Board Meetings and Committees; Annual Meeting Attendance

The Board of Directors held four meetings during the fiscal year ended December 31, 2006.

The Board has no formal policy regarding attendance at annual shareholder meetings; however, directors are encouraged to attend. No annual shareholder meeting was held during 2006.

The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee, and the Special Committee of Independent Directors. C2 does not have a nominating or a corporate governance committee. However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board. There are no specific criteria for Director nominees; however, the Board looks for individuals who are independent and knowledgeable with respect to general business matters. There has been no material change in the procedures by which our shareholders may recommend nominees to our Board of Directors since such procedures were adopted and implemented.

Audit Committee

The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Toh (Chairman) and Mr. Heaton, both independent directors, with one position vacant. The Company anticipates that this position will be filled when the Board vacancy is filled. The Audit Committee held five meetings during the fiscal year ended December 31, 2006. On June 9, 2000, the Board of Directors approved C2’s Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter is available on the Company’s website www.c2-technologies.com. The Audit Committee Charter is reviewed annually and was last reviewed by the Board of Directors on December 9, 2005, at which time no amendments were proposed.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Henry Y.L. Toh is an audit committee financial expert as defined by Item 407(d) of Regulation S-K under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Committee

The Compensation Committee reviews and approves the compensation for executive employees. The Compensation Committee Mandate was first approved by C2’s Board of Directors on February 12, 2003. It was subsequently revised on December 9, 2005. The Compensation Committee Mandate is available on the Company’s website www.c2-technologies.com.

According to the Compensation Committee’s charter, the majority of the members must be independent directors. The membership is currently comprised of Messrs. Heaton (Chairman) and Toh, both independent directors. The Compensation Committee held one meeting during the fiscal year ended December 31, 2006.

Compensation Committee Interlocks and Insider Participation Mr. Toh was formerly an officer of the Company, as described above. No Compensation Committee members or other directors served:

•	as a member of the compensation committee of another entity which has had an executive officer who has served on our compensation committee;

•	as a director of another entity which has had an executive officer who has served on our compensation committee; or

•	as a member of the compensation committee of another entity which has had an executive officer who has served as one of our directors.

Special Committee of Independent Directors

The Special Committee of Independent Directors reviews and makes recommendations to the Board of Directors on potential merger and acquisition activities of the business and potential financings. The Committee was formed on December 7, 2004 and is comprised of Messrs. Heaton (Chairman) and Toh. Mr. Heaton joined the committee on March 30, 2005. The Special Committee held no meetings during the fiscal year ended December 31, 2006.

Compensation Discussion and Analysis

Summary

This report is the Compensation Discussion and Analysis of our executive compensation program and an explanation and analysis of the material elements of total compensation paid to each of our named executive officers. Included in the discussion is an overview and description of:

•	our compensation philosophy and program;

•	the objectives of our compensation program;

•	what the compensation program is designed to reward;

•	each element of compensation;

•	why we choose to pay each element;

•	how we determine the amount for each element; and

•	how each compensation element and our decision regarding that element fit into our overall compensation objectives and affect decisions regarding other elements.

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate.

General Executive Compensation Philosophy

We compensate our executive management through a combination of base salaries, merit based performance bonuses, and long-term equity compensation that is designed to be competitive with similarly situated companies within our industry. Our executive compensation program is structured to align management’s incentives with the long-term interests of our shareholders, and to maximize profitability and shareholder value.

We adhere to the following compensation policies, which are designed to support the achievement of our business strategies:

•
Our executive compensation program should strengthen the relationship between compensation, both cash and equity-based,  and performance by emphasizing variable, at-risk compensation that is dependent upon the successful achievement of  specified corporate, business unit and individual performance goals.

•	A portion of each executive’s total compensation should be comprised of long-term, at-risk compensation to focus management on the long-term interests of shareholders.

•
An appropriately balanced mix of at-risk incentive cash and equity-based compensation aligns the interests of our executives  with that of our shareholders. The equity-based component promotes a continuing focus on building profitability and  shareowner value.

•
Total compensation should enhance our ability to attract, retain, motivate and develop knowledgeable and experienced  executives upon whom, in large part, our successful operation and management depends.

We set compensation by establishing targeted compensation levels for each senior executive and allocating that compensation amount among base salary, merit-based compensation bonuses, and long-term equity compensation. At the highest and most senior levels, we offer incentive based compensation to reward company wide performance and to maximize future profitability, stock appreciation and shareholder value.

A core principle of our executive compensation program is the belief that compensation paid to executive officers should be closely aligned with our near- and long-term success, while simultaneously giving us the flexibility to recruit and retain the most qualified key executives. Our compensation program is structured so that it is related to our stock performance and other factors, direct and indirect, all of which may influence long-term shareholder value and our success.

As a result, we have designed our total executive compensation plan to include the following elements:

•	Annual Base Salaries;

•	Annual Performance-Based Cash Bonuses;

•	Long-Term Equity -Based Compensation

We utilize each of these elements of executive compensation to ensure proper balance between our short- and long-term success as well as between our financial performance and shareholder return. In this regard, we believe that the executive compensation program for our named executive officers is consistent with our financial performance and the performance of each named executive officer.

Our Named Executive Officers for 2006

This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2006, our named executive officers consisted of the following officers:

Allan C. Silber - our Chairman of the Board and Chief Executive Officer. Mr. Silber is the Chairman and CEO of Counsel Corporation, our majority shareholder, which he founded in 1979.

Stephen A. Weintraub - our Executive Vice President, Corporate Secretary and Chief Financial Officer since December 2005. Mr. Weintraub is the Executive Vice President, Corporate Secretary and Chief Financial Officer of Counsel Corporation.

Except for the CEO, our company had no paid employees during 2006.

Elements of Compensation

Base Salaries

Unless determined pursuant to their employment agreements, the base salaries of the Company’s named executive officers are evaluated annually. In evaluating appropriate pay levels and salary increases for such officers, the Compensation Committee considers achievement of the Company’s strategic goals, level of responsibility, individual performance, and internal equity and external pay practices. In addition, the Committee considers the scope of the executives’ responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by our Board of Directors and Compensation Committee.

Base salaries are reviewed annually by our Compensation Committee and our Board, and adjusted from time to time pursuant to such review or at other appropriate times, in order to align salaries with market levels after taking into account individual responsibilities, performance and experience. For 2007, this review will occur by June 30.

Except for the CEO, the Company had no paid employees during 2006. As noted above, the Company’s CEO, Mr. Allan Silber, is also the CEO of Counsel. Mr. Silber’s initial annual salary of $275, and a discretionary bonus of up to 100% of his base salary, were identical to the compensation being paid to the outgoing President and CEO, whom Mr. Silber replaced at the end of 2002. Following the finalization, in May 2005, of the agreement to sell our Telecommunications business, in the third quarter of 2005 Mr. Silber’s annual salary and bonus were reduced by 50%, to $137.5 salary and a discretionary bonus of up to 100% of his base salary. It is not expected that any bonus will be awarded for 2006. However, given the continued involvement of Mr. Silber, as well as the involvement of other employees of Counsel who receive no direct compensation from the Company, the Compensation Committee made discretionary grants of options to purchase common shares to both Mr. Silber and those employees in the third quarter of 2006.

Bonuses

Bonus awards are designed to focus management attention on key operational goals for the current fiscal year. Our company executives may earn a bonus based upon achievement of their specific operational goals and achievement by the Company or business unit of its financial targets. Cash bonus awards are distributed based upon the Company and the individual meeting performance criteria objectives. The final determination for all bonus payments is made by our Compensation Committee.

We set bonuses based on certain performance measures in order to maximize and align the interests of our officers with those of our shareholders. Although performance goals are generally standard for determining bonus awards, we have and will consider additional performance rating goals when evaluating the bonus compensation structure of our executive management. In addition, in instances where the employee has responsibility over a specific area, performance goals may be directly tied to the overall performance of that particular area. It is not expected that any bonuses will be awarded for 2006.

Equity Incentive Grants

In keeping with our philosophy of providing a total compensation package that favors at-risk components of pay, long-term incentives comprise a significant component of our executives’ total compensation package. These incentives are designed to motivate and reward executives for maximizing shareowner value and encourage the long-term employment of key employees. Our objective is to provide executives with above-average, long-term incentive award opportunities.

We view stock options as our primary long-term compensation vehicle for our executive officers. Stock options generally are granted at the prevailing market price on the date of grant and will have value only if our stock price increases. Grants of stock options generally are based upon our performance, the level of the executive’s position, and an evaluation of the executive’s past and expected future performance. We do not time or plan the release of material, non-public information for the purpose of affecting the value of executive compensation.

We believe that stock options will continue to be used as the predominant form of stock-based compensation.

Other Benefits

There are no other benefits provided to employees at this time, including pension, severance or change in control benefits.

Tax Considerations

Section 162(m) of the Internal Revenue Code places limits on the deductibility of compensation in excess of $1 million paid to executive officers of publicly held companies. The Compensation Committee does not believe that Section 162(m) has had or will have any impact on the compensation policies followed by the Company.

Executive Compensation Process

Compensation Committee

Our Compensation Committee oversees and approves all compensation and awards made to executive officers under our executive compensation program. The Compensation Committee reviews the performance and compensation of the Chief Executive Officer, without his participation, and establishes his compensation accordingly, with consultation from others when appropriate. For the remaining executive officers, recommendations are made to the Compensation Committee by the Chief Executive Officer.

Compensation Committee Report

The following paragraphs in this section constitute information required pursuant to Section 407(e)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended. In accordance with these rules, the information so provided is “”furnished”, not “filed” with the SEC.

1. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) set forth above with the management of the Company; and

2. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and, as applicable, the Company’s proxy statement.

By the Compensation Committee:

/s/ Hal. B. Heaton
Hal B. Heaton, Chairman

/s/ Henry Y.L. Toh
Henry Y. L. Toh

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2006 by our Named Executive Officers, which included our principal executive officer and principal financial officer. We have no other officers or employees whose compensation is $100 or more. As discussed in Item 13, certain employees of Counsel provide services to C2, and compensation for those services is provided and paid for under the terms and provisions of the certain Management Services Agreement (the “Agreement”) entered into between Counsel and C2.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option Awards[1]	Total
Allan Silber	2006	$137.5	$14.0	$151.5
Chairman of the Board and Chief Executive Officer

Stephen Weintraub	2006	—	5.1	5.1
Executive Vice President, Chief Financial Officer and Corporate Secretary

1 The amount reported in this column relates solely to compensation expense associated with options issued in 2006. Please see the “Grants of Plan-Based Awards for the Year Ended December 31, 2006” table, below, for details of these options.

The following table sets forth all grants of plan-based awards to the Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2006. There were no similar awards during 2005 or 2004.

GRANTS OF PLAN-BASED AWARDS FOR THE YEAR ENDED DECEMBER 31, 2006

Name	Grant Date	Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards[3]
Allan Silber	August 1, 2006	225,000[1]	$0.66	$85.5
Allan Silber	August 1, 2006	75,000[2]	1.11	48.8
Stephen Weintraub	August 1, 2006	75,000[2]	1.01	49.5

1 Options awarded under the 1997 Recruitment Stock Option Plan.

2 Options awarded under the 2003 Stock Option and Appreciation Rights Plan.

3 Please see Note 17 of the consolidated financial statements included in Item 15 of this Report for details of the calculations used in determining the grant date fair value of the option awards.

Allan Silber, the CEO of C2, is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $137.5, plus a discretionary bonus of 100% of the base salary. No bonus was paid for the years ended December 31, 2004 and 2005, and none is expected to be paid for the year ended December 31, 2006. Mr. Silber’s compensation is expensed and paid by C2.

Stephen Weintraub, the CFO of C2, is an employee of Counsel. Mr. Weintraub has no employment contract with C2. The cost of Mr. Weintraub’s services to C2 is a component of the Agreement between C2 and Counsel. The Agreement was first entered into in December 2004. Under the terms of the Agreement, C2 agreed to make payment to Counsel for the past and future services to be provided to the Company by certain Counsel personnel for the calendar years of 2004 and 2005. The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2. In December 2005, C2 entered into a similar agreement with Counsel for services to be provided by Counsel in 2006, with the allocation determined on the same basis as the Agreement. For the year ended December 31, 2006, the cost was $225, as compared to $450 for the year ended December 31, 2005. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. The Company expects that Counsel will continue to provide these services in 2007 on the same cost basis.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable[1]	Option Exercise Price($/Sh)	Option Expiration Date
Allan Silber	0	225,000	$0.66	August 1, 2013
Allan Silber	0	75,000	1.11	August 1, 2013
Stephen Weintraub	0	75,000	1.01	August 1, 2013

1 The options vest 25% annually beginning on the first anniversary of the grant date.

Director Compensation

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2006 by each person serving as a director.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2006

Name	Fees Earned or Paid in Cash	Option Awards[1]	Total
Henry Y.L. Toh	$43.0	$3.4	$46.4
Hal B. Heaton	37.0	3.5	40.5
Samuel L. Shimer	24.0	2.9	26.9

1 The options vest 25% annually beginning on the first anniversary of the grant date. The amount reported in this column relates to compensation expense associated with options issued in 2004, 2005 and 2006. The table below provides information regarding the current year compensation expense and grant date fair value of each option award underlying the reported 2006 compensation expense.

DETAIL OF DIRECTOR OPTION AWARDS EXPENSE

Name	Grant Date	Number of Options Awarded	Grant Date Fair Value of Option Award	2006 Expense
Henry Y.L. Toh	January 2, 2004	1,500	$2.1	$0.5
	August 10, 2004	10,000	5.4	1.4
	April 1, 2005	10,000	3.6	0.9
	April 3, 2006	10,000	3.3	0.6
				$3.4

Hal B. Heaton	January 2, 2004	1,750	$2.5	$0.6
	August 10, 2004	10,000	5.4	1.4
	April 1, 2005	10,000	3.6	0.9
	April 3, 2006	10,000	3.3	0.6
				$3.5

Samuel L. Shimer	August 10, 2004	10,000	$5.4	$1.4
	April 1, 2005	10,000	3.6	0.9
	April 3, 2006	10,000	3.3	0.6
				$2.9

Each director who is not employed by C2 or by Counsel receives a $20 per year cash retainer, $1 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded on March 31 or the next business day. In addition, the Chairman of the Audit Committee receives a cash retainer of $10 per year, Audit Committee members who are not the chair receive a cash retainer of $5 per year, and other committee chairpersons receive an annual cash retainer of $2 per year. The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors. No discretionary stock options were awarded to the non-employee directors during 2006. 300,000 stock options were awarded to Allan Silber during 2006, as disclosed above in the Grants of Plan-Based Awards table.

Stock Option Plans

At December 31, 2006, the Company has several stock-based employee compensation plans, which are described below. All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan. No options were granted or exercised under this plan in 2006 and 2005, and as of December 31, 2006, no options to purchase shares are outstanding. As of December 31, 2005, options to purchase 7,500 shares of common stock at a price of $22.50 per share were outstanding and exercisable. In 2006, 7,500 options expired (2005 - 1,000).

1995 Employee Stock Option and Appreciation Rights Plan

The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the issuance of incentive stock options, non-qualified stock options, and SARs. Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options, which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as for the grant of non-qualified options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of incentive and non-qualified options.

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2006 and 2005, there were no options outstanding under the 1995 Employee Plan. No options were granted or exercised in 2006 or 2005 under the 1995 Employee Plan.

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

As of December 31, 2006, there were options to purchase 239,611 shares (2005 - 14,611 shares) of the Company’s common stock outstanding under the 1997 Plan. 225,000 of these options were unvested at December 31, 2006, and will vest over four years at an exercise price of $0.66 per share, beginning in 2007. 14,611 of these options were vested at December 31, 2006 and are exercisable at prices of $1.40 to $111.26 per share (2005 - $1.40 to $111.26 per share). The outstanding unvested options, upon vesting, must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company. The outstanding vested options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2006, options to purchase 225,000 shares of common stock were issued, and no options were forfeited or expired. During 2005, no options to purchase shares of common stock were issued, and 42,125 options were forfeited. There were no exercises during 2006 or 2005.

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

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2006, there were options to purchase 568,250 shares (2005 - 338,250 shares) of the Company’s common stock outstanding under the 2003 Plan. The outstanding options vest over four years at exercise prices ranging from $0.51 to $3.00 per share. During 2006, 230,000 options (2005 - 39,600 options) were granted, and no options (2005 - 1,060,975 options) to purchase shares of common stock were forfeited or expired. There were no options exercised during 2006 and 2005, and no SARs have been issued under the 2003 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 1, 2007 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 1, 2007, there are 23,094,850 shares of common stock and 612 shares of Series N Preferred stock issued and outstanding. Each share of Series N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	0	(3)	*	%
Hal B. Heaton	20,010	(4)	*	%
Henry Y.L. Toh	21,038	(5)	*	%
Samuel L. Shimer	12,500	(6)	*	%
Stephen A. Weintraub	0	(7)	*	%
Catherine A. Moran	85		*	%
Gary H. Taylor	16,400	(8)	*	%
Counsel Corporation and subsidiaries 40 King Street West Suite 3200 Toronto, Ontario M5H 3Y2	21,364,744		92%
All Executive Officers and Directors as a Group (7 people)	70,033		*	%

*	Indicates less than one percent

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

(3)
Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, and a beneficial owner of approximately 5,813,976 shares or 12.2% of the outstanding common stock (11.7% of the outstanding voting shares) of Counsel.  Mr. Silber disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

(4)	Represents shares of common stock issuable pursuant to options.

(5)
Represents shares of common stock issuable pursuant to options. Does not include shares held by Four M International, Ltd., of which Mr. Toh is a director. Mr. Toh disclaims any beneficial ownership of such shares.

(6)
Represents shares of common stock issuable pursuant to options. Mr. Shimer is a beneficial owner of 819,011 shares in Counsel, which represents a 1.7% beneficial ownership of Counsel. Mr. Shimer disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

(7)
Mr. Weintraub is Executive Vice President, Secretary and Chief Financial Officer of Counsel and a beneficial owner of 376,102 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. Mr. Weintraub disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

(8)	Represents shares of common stock owned by a family member.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between the Company and certain officers, directors and other related parties.

Transactions with Counsel

At December 30, 2006, C2 was indebted to Counsel in the aggregate amount of $83,582, including accrued and unpaid interest to that date. As discussed in Note 9 of the consolidated financial statements, on December 29, 2006, C2 negotiated an agreement with Counsel under which, effective December 30, 2006, $3,386 of debt was converted into 3,847,475 common shares of C2 at a price of $0.88 per common share. At the same time, the $80,196 remaining balance of the debt was forgiven by Counsel. In accordance with GAAP and SEC requirements, the debt forgiveness has been recorded as a capital contribution by Counsel in the consolidated financial statements for the year ended December 31, 2006. The details of the individual notes comprising the $83,582 are presented below.

Initial Acquisition of C2 and Senior Convertible Loan

On March 1, 2001, C2 entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to C2 in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. Advances against the Senior Loan Agreement were structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. Counsel initially could convert the loan into shares of common stock of C2 at a conversion price of $11.20 per common share. The terms of the Senior Loan Agreement also provided that at any time after September 1, 2002, the outstanding debt including accrued interest would automatically be converted into common stock using the then current conversion rate, on the first date that was the twentieth consecutive trading day that the common stock closed at a price per share that was equal to or greater than $20.00 per share. The Senior Loan Agreement also provided that the conversion price was in certain cases subject to adjustment, included traditional anti-dilution protection for the lender, and was subject to certain events of default, which could have accelerated the repayment of principal plus accrued interest. Total proceeds available to the Company were $12,000, less debt issuance costs of $600, amortized over three years. The Senior Loan Agreement was amended several times and the maturity date of the loan plus accrued interest was extended to October 31, 2007. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price was adjusted to $5.02 per common share. At December 30, 2006, prior to the debt forgiveness discussed above, the total outstanding debt under the Senior Loan Agreement (including principal and accrued interest) was $19,966 which was convertible into approximately 3,977,208 shares of common stock.

In connection with the Senior Loan Agreement, C2 granted Counsel a security interest in all of C2’s assets owned at the time of execution of the Senior Loan Agreement or subsequently acquired, including but not limited to C2’s accounts receivable, intangibles, inventory, equipment, books and records, and negotiable instruments held by the Company (collectively, the “Collateral”).

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

The Winter Harbor Parties further assigned to Counsel all of their rights with respect to a note payable by C2 of $1,999 drawn down pursuant to a Letter of Credit issued November 3, 1998 to secure certain obligations of C2 together with any accrued interest thereon. The assigned amount together with accrued interest amounted to $2,577 on August 29, 2003. As a result of the settlement and assignment, C2 entered into a new loan agreement with Counsel the terms of which provided that from August 29, 2003 the loan balance of $2,577 would bear interest at 10% per annum compounded quarterly with the aggregate balance of principal and accrued interest payable on maturity of the loan. This loan agreement was amended and restated to increase the principal of the loan by a further $100 for funding provided by Counsel to enable C2 to acquire a Voice over Internet Protocol patent in December 2003 and to allow for the making of further periodic advances thereunder at Counsel’s discretion. The loan increased due to operating advances of $1,546 and $1,918 in 2003 and 2004, respectively. The maturity date of the loan plus accrued interest was amended several times, including in connection with the sale of substantially all the assets of WXCC to AMA, and was extended to October 31, 2007. There were no conversion features associated with this loan. The terms of the loan agreement provided that certain events of default would have accelerated the repayment of principal plus accrued interest. As of December 30, 2006, prior to the debt forgiveness discussed above, the total outstanding debt under the loan (including principal and accrued interest) was $8,291.

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

5)
The issuance of common stock by C2 pursuant to this Agreement would result in a weighted average conversion price adjustment pursuant to the provisions of the Senior Loan Agreement. Whereas the conversion price for the Senior Loan Agreement had initially been $11.20, the new conversion price would be adjusted as a result of the anti-dilution provisions of the Senior Loan Agreement.

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

Collateralized Promissory Note and Loan Agreement

During the fourth quarter of 2003, Counsel advanced the sum of $5,600 to C2, evidenced by a promissory note. In January 2004, C2 and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which an additional $2,000 was loaned to C2 and pursuant to which additional periodic loans were made from time to time (collectively and as amended, the “Promissory Note”). The Promissory Note accrues interest at 10% per annum compounded quarterly from the date funds are advanced. The loan has been amended several times and the maturity date of the loan plus accrued interest has been extended to October 31, 2007. The Promissory Note is secured by the assets of the Company and is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. There are no conversion features associated with the Promissory Note. The loan increased primarily due to operating advances in 2004, 2005 and 2006 of $8,662, $15,365 and $2,401, respectively. The outstanding balance at December 30, 2006 (including principal and accrued interest), prior to the debt forgiveness discussed above, was $41,897. At December 31, 2006 C2 was indebted to Counsel in the amount of $6, representing C2 expenses paid by Counsel on behalf of C2 that had not been recorded in C2’s accounts prior to the debt forgiveness. The Company expects this amount to increase during 2007 as Counsel funds its ongoing cash requirements, such as the funding received for the repayment of the Note owing to the Company’s third party lender.

Secured Loan to C2

To fund the acquisition of the WorldxChange Communications, Inc. assets purchased and liabilities assumed by C2, on June 4, 2001 Counsel provided a loan (the “Initial Loan”) to C2 in the aggregate amount of $15,000. The loan was subordinated to a revolving credit facility, was collateralized by all the assets of the Company and, as amended, had a maturity date of June 30, 2005. On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743, including accrued interest (“the Assigned Loan”), to C2 in exchange for a new loan bearing interest at 10% per annum compounded quarterly and payable on maturity of the loan (“the New Loan”). The New Loan was amended several times and the maturity date of the loan plus accrued interest was extended to October 31, 2007. Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provided for certain mandatory prepayments upon written notice from Counsel including an event resulting in the issuance of new shares by C2 to a party unrelated to Counsel where the funds were not used for an approved expanded business plan, the purchase of the Company’s accounts receivable by a third party or where C2 sold material assets in excess of cash proceeds of $1,000, and certain other events.  The New Loan was subject to certain events of default which would have accelerated the repayment of principal plus accrued interest. Pursuant to a Stock Pledge Agreement as amended, the New Loan was secured by the common stock held directly by C2 in its operating subsidiary. There were no conversion features associated with the New Loan. As of December 30, 2006, the total outstanding debt under the New Loan (including principal and accrued interest), prior to the debt forgiveness discussed above, was $13,428.

Counsel Keep Well

Counsel committed to fund, through intercompany advances or equity contribution, all capital investment, working capital or other operational cash requirements of C2 through December 31, 2006 (the “Keep Well”). Although Counsel did not extend the Keep Well beyond its December 31, 2006 maturity, Counsel has indicated to management that it will continue to fund the Company’s minimal cash requirements until at least October 31, 2007.

Counsel Guarantee, Subordination and Stock Pledge

In October 2004, Counsel agreed to guarantee the debt that the Company owed to its third party lender, and also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests, in favor of the third party lender. Counsel further agreed to pledge all of its shares owned in C2 as security for its guarantee.  In accordance with these agreements, amounts owing to Counsel could not be repaid while amounts remained owing to the third party lender. In January 2007, when the debt was prepaid in full, the subordination, subrogation and guarantee agreements were terminated.

Counsel Management Services

In December 2004, C2 entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, C2 agreed to make payment to Counsel for the past and future services to be provided by certain Counsel personnel to C2 for each of 2004 and 2005. In March 2006 C2 entered into a similar agreement with Counsel for services to be provided in 2006. The basis for such services charged was an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2. For the years ended December 31, 2004 and 2005, the cost of such services was $280 and $450, respectively. The cost for 2006 was $225, reflecting the reduced complexity of C2 operations following the sale of the Telecommunications business. The foregoing fees for 2004, 2005 and 2006 were due and payable within 30 days following the respective year ends, subject to any subordination restrictions then in effect. Any unpaid fee amounts bore interest at 10% per annum commencing on the day after such year-end, and in the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, would have become due and payable immediately upon the occurrence of such event, subject to any subordination restrictions then in effect. The fees for 2004, 2005 and 2006 were forgiven on December 30, 2006 as part of Counsel’s forgiveness of its outstanding debt from C2, as discussed above. Amounts owing to Counsel at December 31, 2006 could not be repaid while amounts remained owing to the Company’s third party lender. The repayment in full of the third party debt in January 2007 removed this restriction on payments to Counsel. The Company expects that Counsel will continue to provide these services in 2007 on the same cost basis.

Item 14. Principal Accountant Fees and Services.

In November 2006 the Company’s Audit Committee engaged Mintz & Partners LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2006. Previously, the Company’s independent registered public accounting firm was BDO Seidman, LLP. Prior to May 5, 2004, the Company’s independent registered public accounting firm was PricewaterhouseCoopers LLP. All fees paid to independent registered public accounting firms were pre-approved by the Audit Committee.

Fees expected to be paid to Mintz & Partners LLP, our independent registered public accounting firm for the fiscal period ended December 31, 2006, are set forth below.

Year Ended December 31, (in thousands)
2006
Audit fees	$67
Audit-related fees	—
Tax fees	20
All other fees	—
Total	$87

Fees paid to BDO Seidman, LLP, our independent registered public accounting firm for all of 2005, and for the period January 1 - November 16, 2006, are set forth below.

	Year Ended December 31, (in thousands)
	2006	2005
Audit fees	$123	$423
Audit-related fees	51	80
Tax fees	3	113
All other fees	—	—
Total	$177	$616

Fees paid in 2005 and 2006 to PricewaterhouseCoopers LLP, our independent registered public accounting firm prior to May 5, 2004, are set forth below.

	Year Ended December 31, (in thousands)
	2006	2005
Audit fees	$26	$64
Audit-related fees	—	—
Tax fees	—	2
All other fees	—	—
Total	$26	$66

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2006, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2005 and 2006, and services in connection with our statutory and regulatory filings for the years ended December 31, 2005 and 2006. They amounted to $487 and $216, respectively.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for the years ended December 31, 2005 and 2006, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits, accounting consultations, and audits in connection with acquisitions, which amounted to $80 and $51, for the respective years.

Tax Fees

Tax fees were for services related to tax compliance, consulting and planning services rendered during the years ended December 31, 2005 and 2006 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. Tax fees paid amounted to $115 and $23, for the respective years.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2005 and 2006.

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

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this Report:

1.	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statement of Changes in Stockholders’ Deficit for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended (2)

4.1	Senior Convertible Loan and Security Agreement by and between C2 and Counsel Communications LLC, dated March 1, 2001. (3)

4.2	Loan Note by and between Counsel Communications LLC and C2 dated as of March 1, 2001. (3)

4.3	Security Agreement by and between C2, MiBridge Inc and Counsel Communications LLC, dated March 1, 2001. (3)

10.1*	1997 Recruitment Stock Option Plan. (4)

10.2*	2001 Stock Option and Appreciation Rights Plan. (5)

10.2.1*	2003 Stock Option and Appreciation Rights Plan. (6)

10.3	Form of Asset Purchase Agreement by and between Counsel Springwell Communications LLC and RSL COM U.S.A. Inc. (9)

10.4	Form of Amendment No. 1 to Asset Purchase Agreement between Counsel Springwell Communications LLC and RSL U.S.A., Inc. (9)

10.5	Amended and Restated Debt Restructuring Agreement, dated October 15, 2002. (8)

Exhibit Number	Title of Exhibit

10.6	Form of Asset Purchase Agreement between Buyer’s United Inc., I-Link Communications Inc., and C2, dated December 6, 2002. (8)

10.7	C2 Convertible Promissory Note for $7,500,000 between C2 and Counsel Corporation (U.S.) dated December 10, 2002. (8)

10.8	Securities Support Agreement by and between Counsel Communications, LLC and C2 dated as of March 1, 2001. (3)

10.9	Loan Agreement dated as of January 26, 2004 between C2 and Counsel Corporation. (7)

10.10	Loan Agreement dated as of October 1, 2003, between C2 and Counsel Corporation (U.S.). (7)

10.11	Amended and Restated Stock Pledge Agreement dated as of January 30, 2004 between C2 and Counsel Corporation (U.S.). (7)

10.12	Amended and Restated Secured Promissory Note dated as of October 1, 2003, for $9,743,479 issued to Counsel Corporation (U.S.). (7)

10.13	Amended and Restated Promissory Note dated January 26, 2004 for $7,600,000 issued to Counsel Corporation. (7)

10.14	Amended and Restated Loan Agreement dated as of January 30, 2004 between C2 and Counsel Corporation (U.S.). (7)

10.15	Third Amendment to Senior Convertible Loan and Security Agreement dated as of November 1, 2003 between C2 and Counsel Corporation. (7)

10.16	Amended and Restated Stock Pledge Agreement dated January 26, 2004 between C2 and Counsel. (10)

10.17	First Amendment to Loan Agreement dated October 1, 2003. (11)

10.18	Fourth Amendment to Senior Convertible Loan and security Agreement dated March 1, 2001. (12)

10.19	First Amendment to Amended and Restated Loan Agreement dated January 30, 2004. (11)

10.20	First Amendment to Loan Agreement dated January 26, 2004. (11)

10.21	Amended and Restated Promissory Note ($2.05 million). (11)

10.22	Amended and Restated Promissory Note ($7.6 million). (11)

10.23	Securities Purchase Agreement dated as of October 14, 2004. (12)

10.24	Secured Convertible Term Note dated October 14, 2004. (12)

10.25	Master Security Agreement dated October 14, 2004 by the Company, C2 Communications Technologies, Inc. and Acceris Communications Corp. (12)

10.26	Registration Rights Agreement dated as of October 14, 2004. (12)

Exhibit Number	Title of Exhibit

10.27	Common Stock Purchase Warrant issued October 14, 2004. (12)

10.28	Stock Pledge Agreement dated as of October 14, 2004. (12)

10.29	Guaranty dated as of October 14, 2004. (12)

10.30*	Counsel Management Agreement. (13)

10.31	Third Amendment to Amended and Restated Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated January 30, 2004, dated as of April 28, 2005 (14)

10.32	Third Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated June 4, 2001, dated as of April 28, 2005 (14)

10.33
Sixth Amendment to Senior Convertible Loan and Security Agreement between C2 Global Technologies Inc. and Counsel Corporation and Counsel Capital Corporation dated March 1, 2001, dated as of April 28, 2005 (14)

10.34	Third Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of April 28, 2005 (14)

10.35	Asset Purchase Agreement, dated as of May 19, 2005 (15)

10.36	Management Services Agreement, dated as of May 19, 2005 (15)

10.37	Letter from Counsel Corporation dated as of May 16, 2005 (15)

10.38	Security Agreement, dated as of May 19, 2005 (15)

10.39	Secured Promissory Note, dated as of May 19, 2005 (15)

10.40	Irrevocable Proxy, dated as of May 19, 2005 (15)

10.41	Guaranty, dated as of May 19, 2005 (15)

10.42	Fourth Amendment to Amended and Restated Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated January 30, 2004, dated as of July 6, 2005 (16)

10.43	Fourth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated June 4, 2001, dated as of July 6, 2005 (16)

10.44
Seventh Amendment to Senior Convertible Loan and Security Agreement between C2 Global Technologies Inc. and Counsel Corporation and Counsel Capital Corporation dated March 1, 2001, dated as of July 6, 2005 (16)

10.45	Fourth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of July 6, 2005 (16)

10.46
Tenth Amendment to Loan and Security Agreement among Acceris Management and Acquisition, LLC, Acceris Communications Corp., C2 Global Technologies Inc. and Wells Fargo Foothill, Inc., dated December 10, 2001, dated June 22, 2005 (16)

Exhibit Number	Title of Exhibit

10.47
First Amendment to Asset Purchase Agreement dated September 30, 2005, by and among C2 Global Technologies Inc., Acceris Communications Corp., Counsel Corporation, Acceris Management and Acquisition LLC, and North Central Equity LLC (17)

10.48
Management Services Agreement (With Respect to Specified State Customer Bases) dated September 30, 2005, by and among C2 Global Technologies Inc., Acceris Communications Corp., Counsel Corporation, Acceris Management and Acquisition LLC, and North Central Equity LLC (17)

10.49	Amended and Restated Master Security Agreement dated September 30, 2005, by and among C2 Global Technologies Inc. and certain of its subsidiaries, and Laurus Master Fund, Ltd. (17)

10.50	Promissory Note for $6,315.53 dated December 31, 2006 between C2 Global Technologies Inc. and Counsel Corporation. (included herewith)

14	C2 Global Technologies Inc. Code of Conduct. (7)

21	List of subsidiaries. (included herewith)

23.1	Consent of Mintz & Partners (included herewith)

23.2	Consent of BDO Seidman LLP (included herewith)

31.1	Certification of the CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith)

32.1	Certification pursuant to 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (included herewith)

32.2	Certification pursuant to 18 U.S. C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (included herewith)

*  Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998, file number 0-17973.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on March 16, 2001, file number 0-17973.

(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, file number 0-17973.

(6)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.

(7)	Incorporated by reference to our Annual Report on Form 10-K/A#1 for the year ended December 31, 2003.

(8)	Incorporated by reference to our Annual Report on Form 10-K/A#3 for the year ended December 31, 2002, file number 0-17973.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on December 26, 2002, file number 0-17973.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on July 19, 2004.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2004.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2005

(15)	Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2005

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2005

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

C2 GLOBAL TECHNOLOGIES INC. (Registrant)

Dated: March 16, 2007	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board and Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board of Directors and Chief Executive Officer	March 16, 2007
Allan C. Silber

/s/ Stephen A. Weintraub	Executive Vice President, Chief Financial Officer and	March 16, 2007
Stephen A. Weintraub	Corporate Secretary

/s/ Catherine A. Moran	Vice President of Accounting and Controller	March 16, 2007
Catherine A. Moran

/s/ Hal B. Heaton	Director	March 16, 2007
Hal B. Heaton

/s/ Samuel L. Shimer	Director	March 16, 2007
Samuel L. Shimer

/s/ Henry Y. L. Toh	Director	March 16, 2007
Henry Y.L. Toh

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

Schedule of Valuation and Qualifying Accounts

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
C2 Global Technologies Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of C2 Global Technologies Inc. and its subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. We have also audited the financial statement schedule listed in the accompanying index for the year ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C2 Global Technologies Inc. at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2006.

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

/s/ Mintz & Partners LLP

Mintz & Partners LLP
Toronto, Ontario

March 1, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
C2 Global Technologies Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of C2 Global Technologies Inc. and its subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2005. We have also audited the financial statement schedule listed in the accompanying index for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C2 Global Technologies Inc. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Houston, Texas

March 27, 2006, except for the effects of the discontinued
operations discussed in Note 6, as to which the date
is March 1, 2007

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2006 and 2005
(In thousands, except share and per share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3	$327
Restricted cash (Note 9)	—	1,506
Non-trade accounts receivable	—	172
Other current assets	70	90
Total current assets	73	2,095
Other assets:
Intangible assets, net (Note 8)	40	60
Goodwill (Note 8)	173	173
Investments (Note 5)	1,100	1,100
Other assets	—	62
Total assets	$1,386	$3,490
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$550	$1,774
Convertible note payable, net of unamortized discount (Note 9 and 18)	1,299	1,544
Subordinated notes payable to a related party, net of unamortized discount (Note 9)	6	72,022
Liabilities of discontinued operations (Note 6)	—	4,512
Total current liabilities	1,855	79,852
Convertible note payable, less current portion and net of unamortized discount (Note 9)	—	1,299
Warrant to purchase common stock (Note 9)	—	281
Total liabilities	1,855	81,432
Commitments and contingencies (Note 10 and 11)
Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 612 shares, liquidation preference of $612 at December 31, 2006; issued and outstanding 618 shares, liquidation preference of $618 at December 31, 2005	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 23,084,850 shares at December 31, 2006 and 19,237,135 shares at December 31, 2005	231	192
Additional paid-in capital	274,499	189,162
Accumulated deficit	(275,205)	(267,302)
Total stockholders’ deficit	(469)	(77,942)
Total liabilities and stockholders’ deficit	$1,386	$3,490

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004
Revenues:
Technology licensing and development	$—	$—	$540
Total revenues	—	—	540
Operating costs and expenses:
Selling, general and administrative	1,281	2,758	4,079
Research and development	—	389	442
Depreciation and amortization	20	32	20
Total operating costs and expenses	1,301	3,179	4,541
Operating loss	(1,301)	(3,179)	(4,001)
Other income (expense):
Interest expense - related party (Note 9)	(10,390)	(12,154)	(8,488)
Interest expense - third party	(510)	(658)	(65)
Other income	155	1,084	1,487
Total other expense	(10,745)	(11,728)	(7,066)
Loss from continuing operations	(12,046)	(14,907)	(11,067)
Income (loss) from discontinued operations (Note 6)	4,370	(3,582)	(11,716)
Net loss	$(7,676)	$(18,489)	$(22,783)

Basic and diluted weighted average shares outstanding	19,258	19,237	19,256

Net loss per common share - basic and diluted: (Note 3 and 4)
Loss from continuing operations	$(0.63)	$(0.77)	$(0.57)
Earnings (loss) from discontinued operations	0.23	(0.19)	(0.61)
Net loss per common share	$(0.40)	$(0.96)	$(1.18)

The accompanying notes are an integral part of these consolidated financial statements

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
for the years ended December 31, 2006, 2005 and 2004
(In thousands of dollars, except share amounts)

	Preferred stock		Common stock		Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	in capital	Deficit
Balance at December 31, 2003	619	$6	19,262,095	$192	$182,879	$(226,030)
Conversion of Class N preferred stock to common stock	(1)	—	40	—	—	—
Cancellation of common stock (1)	—	—	(25,000)	—	(21)	—
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	3,771	—
C2 costs paid by majority stockholder	—	—	—	—	16	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	5	—
Net loss	—	—	—	—	—	(22,783)
Balance at December 31, 2004	618	6	19,237,135	192	186,650	(248,813)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,511	—
Conferral of benefit from majority stockholder (Note 13)	—	—	—	—	1,000	—
Issuance of options to purchase common stock to non-employee	—	—	—	—	1	—
Net loss	—	—	—	—	—	(18,489)
Balance at December 31, 2005	618	6	19,237,135	192	189,162	(267,302)
Conversion of Class N preferred stock to common stock	(6)	—	240	—	—	—
Conversion of related party debt to common stock (2)	—	—	3,847,475	39	3,347	—
Forgiveness of related party debt (3)	—	—	—	—	80,196	—
Transfer of warrant to equity (4)	—	—	—	—	430	(227)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,225	—
Compensation cost related to stock options	—	—	—	—	139	—
Net loss	—	—	—	—	—	(7,676)
Balance at December 31, 2006	612	$6	23,084,850	$231	$274,499	$(275,205)

(1)	The Company received and cancelled 25,000 common shares of the Company pursuant to the partial settlement of a prior claim against a third party.

(2)	The Company issued 3,847,475 common shares of the Company in exchange for $3,386 of related party debt, as discussed in Note 9.

(3)	Contemporaneous with the issuance of common shares described in (2), the remaining $80,196 of related party debt outstanding at December 30, 2006 was forgiven, as discussed in Note 9.

(4)
The Company adopted FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements in the fourth quarter of 2006, at which time it reclassified the warrant to purchase common stock from long-term liabilities to equity, as discussed in Note 9.

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006, 2005 and 2004
(In thousands of dollars)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(7,676)	$(18,489)	$(22,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	(4,370)	3,582	11,716
Depreciation and amortization	20	32	20
Amortization of discount and debt issuance costs on subordinated notes payable to related party	2,848	5,974	4,186
Amortization of discount and debt issuance costs on convertible note payable	298	284	68
Accrued interest added to subordinated notes payable to a related party	7,542	6,180	4,304
Mark to market adjustment of warrant to purchase common stock	(78)	(41)	(108)
Stock compensation expense	139	—	—
Expense associated with issuance of options to purchase common stock to non-employee	—	1	5
Loss on disposal of fixed assets	—	38	4
Gain on sale of investment in common stock	—	—	(1,376)
Cancellation of common stock	—	—	(21)
	(1,277)	(2,439)	(3,985)
Increase (decrease) in operating assets and liabilities:
Accounts receivable	—	—	5
Other assets	177	(185)	115
Accounts payable and accrued liabilities	(1,224)	(726)	1,241
Net cash used in operating activities by continuing operations	(2,324)	(3,350)	(2,624)
Net cash used in operating activities by discontinued operations	(142)	(11,490)	(6,004)
Net cash used in operating activities	(2,466)	(14,840)	(8,628)

Cash flows from investing activities:
Cash received from sale of investments in common stock, net	—	—	3,581
Net cash provided by investing activities of continuing operations	—	—	3,581
Net cash used in investing activities of discontinued operations	—	(127)	(731)
Net cash provided by (used in) investing activities	—	(127)	2,850

Cash flows from financing activities:
Proceeds from issuance of subordinated notes payable to a related party	2,401	15,365	12,584
Segregation to restricted cash for future payments of convertible note payable	—	(1,800)	—
Use of restricted cash to pay convertible note payable	1,506	294	—
Repayment of convertible note payable	(1,765)	(1,767)	—
Proceeds from issuance of convertible note payable	—	—	4,773
Finance costs on convertible note payable	—	—	(211)
Costs paid by majority stockholder	—	—	16
Net cash provided by financing activities of continuing operations	2,142	12,092	17,162
Net cash provided by (used in) financing activities of discontinued operations	—	3,158	(11,335)
Net cash provided by financing activities	2,142	15,250	5,827
Increase (decrease) in cash and cash equivalents	(324)	283	49
Cash and cash equivalents at beginning of year	327	44	(5)
Cash and cash equivalents at end of year	$3	$327	$44

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31, 2006, 2005 and 2004
(In thousands of dollars)

	2006	2005	2004
Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$4,324	$8,014	$—
Warrant to purchase common stock issued to convertible note holder	—	—	430
Fees to the lender in connection with convertible note payable	—	—	226
Discount in connection with convertible notes payable to related parties	1,225	1,511	3,771
Conversion of notes payable to a related party to common stock	3,386	—	—
Forgiveness of related party debt	80,196	—	—

Supplemental cash flow information:
Taxes paid	4	4	11
Interest paid	304	417	136

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share and per share amounts and where specifically indicated)

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

C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business in September 2005, as discussed in Note 6 to these consolidated financial statements, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Note 2 – Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, we had a stockholders’ deficit of $469 (2005 - $77,942) and negative working capital of $1,782 (2005 - $77,757) at December 31, 2006. The decrease in the working capital deficit is largely due to the elimination of the $72,022 related party debt that was owing to our majority stockholder, Counsel Corporation (collectively, with its subsidiaries, “Counsel”) at December 31, 2005. At December 29, 2006, the balance of the related party debt had increased to $83,582. On December 30, 2006, as discussed in Note 9 of these consolidated financial statements, Counsel converted $3,386 of the debt to common shares, and forgave the balance of $80,196. Another factor contributing to the decrease was the elimination of the $4,512 of liabilities of discontinued operations outstanding at December 31, 2005, primarily due to the disposition of the shares of two of the Company’s subsidiaries during the first and second quarters of 2006, as discussed in Note 6. The disposition of the shares of WXC Corp. (“WXCC”, formerly known as Acceris Communications Corp.) during the first quarter of 2006 reduced these liabilities by $3,763. The disposition of the shares of I-Link Communications Inc. (“ILC”) during the second quarter of 2006 reduced these liabilities by $711. As well, during 2006, other liabilities were reduced by $1,224. The decrease in the working capital deficit was partially offset by the use of $1,506 of restricted cash to reduce third party debt. Both continuing and discontinued operations in 2006 were primarily financed through advances from Counsel.

The Company had gross third party debt of $1,471 at December 31, 2006, a reduction from the $3,516 owed at December 31, 2005. At December 31, 2006, the third party debt consisted of a convertible note payable (the “Note”). At December 31, 2005, the balance of the Note was $3,235 and the remainder of the debt was a warrant to purchase common stock, which warrant had an estimated fair value of $281. The warrant was reclassified to stockholders’ equity in the fourth quarter of 2006 when the Company adopted FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), as discussed in Note 9. Throughout 2005 and 2006, the outstanding balance of the Note was reduced each month via payments of $147. The Note was scheduled to mature in October 2007, but was repaid in full in January 2007, as discussed in Note 18. Prior to the repayment, the Note was secured by all assets of the Company and guaranteed by Counsel through its maturity in October 2007.

Gross related party debt owing to Counsel is $6 at December 31, 2006 compared to $73,646 at December 31, 2005, due to Counsel’s debt forgiveness as noted above. The Company expects this amount to increase during 2007 as Counsel funds its ongoing cash requirements, such as the funding received for the repayment of the Note.  Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. Until December 31, 2006, this debt was supported by Counsel’s Keep Well agreement with C2, which required Counsel to fund, through intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of C2.  The Keep Well has not been formally extended beyond December 31, 2006, but Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

Counsel, in addition to guaranteeing the Note, also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests, in favor of the third party lender. Counsel further agreed to pledge all of its shares owned in C2 as security for its guarantee. In accordance with the agreement with the third party lender, C2 could not repay amounts owing to Counsel while the Note remained outstanding. Additionally, so long as the Note remained outstanding, Counsel could not, without the written consent of the third party lender, take any enforcement action to collect its loans owing by C2. Effective with the January 2007 repayment of the Note, Counsel’s subordination agreement was terminated.

The Company has not realized revenues from continuing operations since 2004, and there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not have, at this time, the ability to obtain additional financing in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed in Note 1 to these consolidated financial statements, in order to continue as a going concern. Although the Company commenced litigation in June 2006 in order to realize this value, there is no certainty that the Company’s litigation will be successful.

Summary of Ownership Structure and Capital Resources:

•	The Company is approximately 92.55% owned by Counsel. The remaining 7.45% is owned by public stockholders.

•
Since becoming controlling stockholder in 2001, Counsel has invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 30, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest. As discussed in Note 9 of these consolidated financial statements, on December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196. Counsel advanced a further $6 on December 31, 2006. The disposition of the Telecommunications business in the third quarter of 2005 significantly reduced both the complexity and the funding requirements of the Company’s operations, and Counsel’s investment in 2006 was significantly less than its investment in prior years. As noted above, although Counsel does not have a formal commitment in place regarding its ongoing financial support of the Company, Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

•	The Company had aggregate gross debt of $1,477 at December 31, 2006. The Company expects this amount to increase during 2007 as Counsel funds its ongoing cash requirements.

Note 3 – Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include revenue recognition, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of deferred tax assets, and contingencies surrounding litigation. These policies have the potential to significantly impact our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

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

Intangible assets and goodwill

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

The Company assesses the fair value of goodwill based upon the fair value of the Company as a whole, with the Company’s valuation being based upon its market capitalization. If the carrying amount of the assets exceeds the Company’s estimated fair value, goodwill impairment may be present. In that situation, the Company will measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, including any unrecognized intangible assets, and will estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that the Company’s recorded goodwill exceeded the implied fair value of goodwill.

Goodwill, in addition to being tested for impairment annually, will be tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired. No impairment was present upon the performance of these tests in 2006 and 2005. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions and judgments on the validity of the Company’s VoIP Patent Portfolio.

Investments

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable and the Company’s ownership interests do not allow it to exercise significant influence over the entity. The Company monitors its investments for impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and will record impairments in carrying values if appropriate. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee and other investee specific information. Impairments, dividends and realized gains and losses on equity securities are included in other income in the condensed consolidated statements of operations. See Note 5 for further discussion of the Company’s current investments.

Liabilities

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

The Company assesses the value of its deferred tax asset, which has been generated by a history of net operating and net capital losses, at least annually, and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards. The Company is evaluating the application of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”) to its business, and currently believes that the adoption of FIN 48 will not have a material effect on its financial position, operations or cash flow.

Research and development costs

The Company suspended its research and development activities in the third quarter of 2005. The Company expensed internal research and development costs, which primarily consist of salaries, when they were incurred.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision (“SFAS No. 123(R)”) to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and the Company was required to adopt SFAS No. 123(R) in the first quarter of 2006. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The effect of adopting SFAS No. 123(R) on the Company’s financial position, operations and cash flow is discussed in Note 17 of these consolidated financial statements.

At December 31, 2006, the Company has several stock-based compensation plans, which are described more fully in Note 17 to these consolidated financial statements. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying value at December 31, 2006 and 2005 for the Company’s financial instruments, which include cash, and accounts payable and accrued liabilities, approximates fair value. At December 31, 2006, the carrying value of the Company’s third party debt is lower than the fair value of the debt due to the discounts set out in Note 9. The Company’s planned adoption of SFAS No. 157 on January 1, 2007 is not expected to have a material impact on the fair value of the Company’s financial instruments.

Segment reporting

The Company currently operates in a single business segment, technology licensing.

Discontinued Operations

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations and related losses on operations sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Operations for all years presented. Gains are recognized when realized.

Reclassifications

Certain balances in the consolidated financial statements as of the years ended December 31, 2004 and 2005 have been reclassified to conform to current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders’ deficit.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 superseded APB Opinion No. 20, Accounting Changes (“APB No. 20”), and related Interpretations, and was effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively, with the cumulative effect of the change taken into opening retained earnings for the earliest period presented, and the prior years’ statements restated to reflect the effect of the new accounting principle. Previously, APB No. 20 required that the cumulative effect of a change in accounting principle be recognized in net income in the year of the change. Although SFAS No. 154 now requires that a change of an accounting principle be treated substantially the same as a correction of an error in prior periods, retrospective application is not required if it is impracticable to determine the effects on a specific period or the cumulative effect of the change on all prior periods presented in the financial statements. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company’s adoption of SFAS No. 154 in 2006 has not had a material effect on its financial position, operations or cash flow.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FIN 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the application of FIN 48 to its business, and currently believes that the adoption of FIN 48 will not have a material effect on its financial position, operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company plans to adopt SFAS No. 157 on January 1, 2007, and currently believes that its adoption will not have a material effect on the Company’s financial position, operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance in considering the effects of prior year misstatements in the quantification of current year misstatements, for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company’s adoption of SAB No. 108 has not had a material impact on its financial position, operations or cash flows.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 clarifies that a registration payment arrangement and the financial instrument(s) relating to that arrangement should be separately measured and recognized in an entity’s financial statements, according to the appropriate GAAP for each, rather than treated as a unit. Specifically, FSP EITF 00-19-2 states that the financial instrument(s) should be recorded in the financial statements using appropriate GAAP without regard to contingent obligations in respect of a registration payment arrangement. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and related financial instruments that are entered into or modified after December 21, 2006. For registration payment arrangements and related financial instruments that were entered into prior to December 21, 2006, and that continue to be outstanding at the beginning of the period of adoption, transition is to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP EITF 00-19-2 is adopted. Early adoption of FSP EITF 00-19-2 is permitted for interim or annual periods for which financial statements or interim reports have not been issued. Retrospective application is not permitted. The Company has evaluated the requirements of FSP EITF 00-19-2 and determined that it is applicable to the warrant issued in conjunction with the Note issued to a third party lender in October 2004. The Company has chosen to adopt FSP EITF 00-19-2 in the fourth quarter of the year ending December 31, 2006. The impact of adopting FSP EITF 00-19-2 on the Company’s financial position, operations and cash flow is detailed in Note 9 of these consolidated financial statements.

Note 4 – Net Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings (loss) per share, since they are assumed to be exercised or converted, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for 2006, 2005, and 2004, basic and diluted loss per share are the same.

In November 2004, 1 share of the Company’s Class N preferred stock held by an unrelated third party was converted into 40 shares of common stock. In May 2006, there was a similar conversion by an unrelated third party of 6 shares of preferred stock into 240 shares of common stock.

Potential common shares that were not included in the computation of diluted earnings (loss) per share because they would have been anti-dilutive are as follows as at December 31:

	2006	2005	2004
Assumed conversion of Class N preferred stock	24,480	24,720	24,720
Assumed conversion of convertible debt	—	3,639,412	3,329,482
Assumed conversion of third party convertible debt(1)	1,671,123	3,676,471	5,681,818
Assumed exercise of options and warrant to purchase shares of common stock	2,096,329	1,727,029	3,441,643
	3,791,932	9,067,632	12,477,663

(1)	As discussed in Note 18 to these consolidated statements, in January 2007 the note was repaid in full and 10,000 shares of common stock were issued.

Note 5 – Investments

The Company’s investments as of December 31, 2006 consist of a convertible preferred stock holding in AccessLine Communications Corporation, a privately-held corporation. This stock was received as consideration for a licensing agreement in the second quarter of 2003, the estimated fair value of which was determined to be $1,100. The fair value of the securities is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee, and other investee specific information. Based on the Company’s analysis, there has been no impairment in the fair value of the investment as of December 31, 2006.

Prior to June 21, 2004, the Company held an investment in the common stock of Buyers United Inc. (“BUI”), which investment was acquired as consideration received related to the sale of the operations of ILC in 2003. At the time of the sale of the ILC business, the purchase price consideration paid by BUI was in the form of convertible preferred stock, with additional shares of preferred stock received subsequently based on contingent earn out provisions in the purchase agreement. In addition, common stock dividends were earned on the preferred stock holding. During 2004, the Company converted its preferred stock into 1,500,000 shares of BUI common stock. Through several open market transactions during 2004, the Company sold the BUI common stock, resulting in a gain of approximately $1,376.

Note 6 –  Discontinued Operations

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

The sale resulted in a gain on disposition of $6,387, net of disposition and business exit costs. In accordance with GAAP, this gain, as well as the Telecommunications operations for the year ended December 31, 2005, and all prior periods included in these consolidated financial statements, have been reported in discontinued operations.

In connection with the sale, the Company incurred one-time termination costs of $697. $496 of these costs were paid during 2005, and the remaining $201 were paid during 2006. The Company recorded these costs as an expense of discontinued operations.

At the closing of the asset sale transaction, C2’s controlling shareholder, Counsel, agreed to provide a $585 loan to NCE. This loan is subject to a holdback, the amount of which was $320 at closing, subsequently reduced to $200 at December 31, 2005, relating to recorded liabilities of C2 that had not been settled at closing. At December 31, 2006, the outstanding loan balance is $200.

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

On February 28, 2006, the Company entered into a stock purchase agreement with a third party, which agreed to acquire all the shares of WXCC from the Company, subject to the Company’s third party lender’s agreement to release its security interest in the shares and to certain other closing requirements. As a result of all closing requirements being completed and the third party lender’s consent to the release of its security interest on March 28, 2006, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which is included in income from discontinued operations.

Sale of Assets and Shares of ILC

On December 6, 2002, the Company entered into an agreement to sell substantially all of the assets and customer base of ILC to BUI. The sale included the physical assets required to operate C2’s nationwide network using its patented VoIP technology (constituting the core business of ILC) and a license in perpetuity to use C2’s proprietary software platform. The sale closed on May 1, 2003 and included an earn-out provision (contingent consideration) based on future events related to ILC’s single largest customer. The earn-out took place on a monthly basis over a fourteen-month period which began January 2003. The Company recognized the value of the earn-out shares as additional sales proceeds when earned. As contingent consideration was earned, it was recorded as a gain from discontinued operations. In the first quarter of 2004, the Company recorded a gain from discontinued operations of $104, due to the receipt in January 2004 of the remaining contingent consideration.

On June 26, 2006, the Company entered into a stock purchase agreement with the same third party involved in the purchase of the WXCC shares, discussed above. The third party agreed to acquire all the shares of ILC from the Company, subject to certain closing requirements. As a result of all closing requirements being completed as of June 30, 2006, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $665 on the sale, net of closing costs of $46, which is included in income from discontinued operations.

Note 7 – Composition of Certain Financial Statement Captions

Accounts payable and accrued liabilities consisted of the following at December 31:

	2006	2005
Regulatory and legal fees	$53	$347
Accounting, auditing and tax consulting	126	295
Accrued restructuring costs	—	201
Telecommunications and related costs	77	295
Sales and other taxes	72	316
Remuneration and benefits	101	221
Accrued interest	17	32
Other	104	67
	$550	$1,774

Note 8 – Intangible Assets and Goodwill

Intangible assets consisted of the following at December 31:

	December 31, 2006
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	100	(60)	40

Goodwill		173	—	173
Total intangible assets and goodwill		$273	$(60)	$213

	December 31, 2005
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	100	(40)	60

Goodwill		173	—	173
Total intangible assets and goodwill		$273	$(40)	$233

The Company’s goodwill relates to an investment in a subsidiary company that holds the rights to some of the Company’s patents.

Aggregate amortization expense of intangibles was $20 for each of the years ended December 31, 2006, 2005 and 2004.

Note 9 – Debt

The Company’s debt consists of the following at December 31:

	2006			2005
	Gross debt	Discounts (1)	Reported debt	Gross debt	Discounts (1)	Reported debt
Subordinated note(s) payable to Counsel, interest at 10.0%	$6	$—	$6	$55,376	$—	$55,376
Subordinated note payable to Counsel, convertible to common stock, interest at 9.0%	—	—	—	18,270	(1,624)	16,646
Convertible note, convertible to common stock, interest at WSJ plus 3.0% (11.25% at December 31, 2006) (2)	1,471	(172)	1,299	3,235	(392)	2,843
Warrant to purchase common stock	—	—	—	281	—	281
	1,477	(172)	1,305	77,162	(2,016)	75,146
Less current portion	1,477	(172)	1,305	75,411	(1,845)	73,566
Long-term debt	$—	$—	$—	$1,751	$(171)	$1,580

(1) Beneficial conversion feature, detachable warrant, imputed interest and costs associated with raising facilities are added to the gross debt balances over the applicable amortization periods.

(2) This Note was scheduled to mature in October 2007, but was repaid in full in January 2007, as discussed in Note 18. Prior to the repayment, the Note was secured by all assets of the Company and guaranteed by Counsel through its maturity in October 2007. The repayment was funded by Counsel and added to the subordinated note owing to Counsel.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated notes payable to a related party	$6	$6	$—	$—	$—
Convertible note payable to a third party	1,471	1,471	—	—	—

Total	$1,477	$1,477	$—	$—	$—

Counsel is the controlling stockholder of the Company. The convertible note payable (the “Note”) outstanding at December 31, 2006 was held by a third party lender. As discussed below, the Note was repaid in full in January 2007. As Counsel funded the repayment, the related party note was increased at the same time. At December 31, 2006, Counsel had guaranteed the Note through its contractual maturity in October 2007, and had also subordinated its debt position and pledged its ownership interest in C2 in favor of the third party lender.

Subordinated notes payable to a related party

The related party subordinated notes payable to Counsel were scheduled to mature on October 31, 2007. At December 30, 2006, the aggregate amount of the outstanding related party debt was $83,582, including accrued and unpaid interest to that date. On December 29, 2006, C2 negotiated an agreement with Counsel under which, effective December 30, 2006, $3,386 of debt was converted into 3,847,475 common shares of C2 at a price of $0.88 per share. At the same time, the $80,196 remaining balance of the debt was forgiven by Counsel. In accordance with GAAP and SEC requirements, the debt forgiveness has been recorded as a capital contribution by Counsel in the consolidated financial statements for the year ending December 31, 2006.

While any amount of the notes is outstanding, they are subject to acceleration in certain circumstances including certain events of default. Interest on related party debt accrues to principal quarterly and, accordingly, the Company has no cash payment obligations to Counsel prior to the debt’s maturity or forgiveness. During 2006, Counsel advanced $2,401 (2005 - $15,365; 2004 - $12,584) and accrued interest added to principal was $7,542 (2005 - $6,180; 2004 - $4,304). Historically, advances have been made to fund operations, to finance working capital, to fund acquisitions and to pay down third party debt. Counsel, via a “Keep Well” agreement which expired on December 31, 2006, had previously agreed to fund the cash requirements of C2. Although the Keep Well has not been extended, Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

At December 31, 2006 C2 was indebted to Counsel in the amount of $6, representing C2 expenses paid by Counsel on behalf of C2 that had not been recorded in C2’s accounts prior to December 31, 2006. The Company expects this amount to increase during 2007 as Counsel funds its ongoing cash requirements, such as the funding received for the repayment of the Note.

In accordance with the agreement with the third party lender, C2 could not repay amounts owing to Counsel while the Note remained outstanding. Additionally, so long as the Note remained outstanding, Counsel could not, without the written consent of the third party lender, take any enforcement action to collect its loans owing by C2. The Note was prepaid in full in January 2007, at which point Counsel’s subordination agreement was terminated.

Prior to the debt forgiveness discussed above, one of the notes payable to Counsel was convertible into common stock. Throughout the term of this note, anti-dilution events impacted the conversion price and the number of shares issuable upon conversion of this debt. As well, accumulated unpaid interest costs, which were required by the terms of the debt to be added to the principal balance, were also convertible upon the same terms. These anti-dilution events and deemed “paid in kind” interest periodically resulted in the recognition of a beneficial conversion feature (“BCF”). In accordance with Emerging Issues Task Force Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, in 2006 the Company recorded a BCF of $1,225 (2005 - $1,511; 2004 - $3,771) as paid-in capital. The aggregate BCF was amortized over the term of the debt, using the effective interest rate method, through a charge to the statement of operations, and was fully amortized at December 30, 2006. For further discussion of notes payable and other transactions with Counsel, see Note 2, above, and Note 13, below.

Convertible note payable to a third party

On October 14, 2004, the Company issued the Note with a detachable warrant to a third party lender, in the principal amount of $5,000, due October 14, 2007. The Note provided that the principal amount outstanding bore interest at the prime rate as published in the Wall Street Journal plus 3% (but not to less than 7% per annum) decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the common stock issuable upon conversion of the Note. Interest was payable monthly in arrears. Principal was payable at the rate of approximately $147 per month, in cash or, in certain circumstances, in registered common stock. Payment amounts were to be converted into stock if (i) the average closing price for five trading days immediately preceding the repayment date was at least 100% of the Fixed Conversion Price, (ii) the amount of the conversion did not exceed 25% of the aggregate dollar trading volume for the 22-day trading period immediately preceding the repayment date, (iii) a registration statement was effective covering the issued shares and (iv) no Event of Default existed and was continuing. In the event the monthly payment was paid in cash, the Company paid 102% of the amount due. The Company had the right to prepay the Note at any time, by giving seven business days written notice and paying 120% of the outstanding principal amount of the Note. Subsequent to December 31, 2006, in January 2007, as a result of negotiations between the Company and the third party lender, the lender converted a portion of its note into 10,000 common shares of the Company, and the Company prepaid the remaining Note in full by paying 105% of the amount then due.

While the Note was outstanding, the third party lender had the right to convert the Note, in whole or in part, into shares of common stock at any time upon one business day’s prior written notice. The Note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.88 per share of common stock (105% of the average closing price for the 30 trading days prior to the issuance of the Note) not to exceed, however, 4.99% of the outstanding shares of common stock of the Company (including issuable shares from the exercise of the warrant, payments of interest, or any other shares owned). However, upon an Event of Default as defined in and in respect of the Note, the 4.99% ownership restriction was automatically rendered null and void. The third party lender may also have revoked the 4.99% ownership restriction upon 75 days prior notice to the Company. In accordance with FASB Standard No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), the Company analyzed the various embedded derivative elements of the debt at inception of the Note and concluded that all of the individual elements should be characterized as debt for accounting purposes and that the embedded derivative elements had nominal value. The value of the embedded derivative elements of the debt was reassessed on a quarterly basis on a mark-to-market basis. At the end of 2006 and 2005, the Company concluded that the value of the embedded derivatives remained nominal.

The embedded derivative elements included: (1) a variable interest rate component dependent on the WSJ prime rate, (2) an interest rate forward contract component, which adjusted the interest rate downward if certain conditions were achieved related to the Company’s common stock, (3) a call option allowing the Company an option to prepay the Note, (4) a put option requiring the Company to repay the Note if certain events, including an event of default, occurred, (5) an equity-forward element, which required the monthly principal, interest and other fees to be paid in common stock if certain market conditions related to the Company’s common stock occurred, and (6) a conversion option permitting the third party lender to convert the Note into common stock of the Company. At December 31, 2006, the aggregate debt was convertible into 1,671,123 shares of the common stock of the Company.

In connection with the Note, the Company recorded a debt discount of $656, comprising $430 relating to the warrant allocation and $226 of financing costs to the third party lender, which was deducted from the amount advanced on closing. The debt discount was amortized over the term of the debt using the effective interest method through a charge to the statement of operations. At December 31, 2006, the amount of the debt discount was $172.

Warrant to purchase common stock

In addition to the Note, the Company issued a common stock purchase warrant (the “Warrant”) to the third party lender, entitling the lender to purchase up to one million shares of common stock, subject to adjustment. The Warrant entitles the holder to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the Exercise Price. The Exercise Price shall equal $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares. The Exercise Price is 125%, 135% and 150% of the average closing price for the ten trading days immediately prior to the date of the Warrant, respectively.

The Company filed a registration statement under the Securities Act of 1933, as amended, to register the 6,681,818 shares issuable upon conversion of the Note as well as those issuable pursuant to the Warrant. This registration statement was declared effective by the SEC on January 18, 2005.

At the time it was issued in October 2004, the Warrant was classified as a liability in the consolidated financial statements, as it was linked to a registration payment arrangement and thus met the conditions for this classification under the GAAP in effect at that date. The details of the registration payment arrangement were previously disclosed in the Company’s Report on Form 8-K, filed with the SEC on October 20, 2004. At the issuance of the Warrant, the Company did not expect to make any payments relating to the registration payment arrangement The initial value assigned to the Warrant was $430. The value of the Warrant was then reassessed quarterly on a mark-to-market basis, based on the price of the Company’s common stock at the end of the quarter. The Company adjusted the value of the Warrant to $322 at the end of 2004, $281 at the end of 2005, and $203 at September 30, 2006. The Company recorded $108, $41 and $78 as income in 2004, 2005 and 2006, respectively, representing the diminution in the estimated fair value of the Warrant during each of those periods.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). According to FSP EITF 00-19-2, financial instrument(s) such as the Warrant should be recorded in the financial statements using appropriate GAAP without regard to the contingent obligation to transfer consideration pursuant to a related registration payment arrangement, and any contingent obligations under the registration payment arrangement should be separately recognized and measured in accordance with GAAP relating to liabilities. Adoption of FSP EITF 00-19-2 is permitted for interim or annual periods for which financial statements or interim reports have not been issued. Retrospective application is not permitted. The Company evaluated the requirements of FSP EITF 00-19-2, determined that it is applicable to the Warrant, and has chosen to adopt FSP EITF 00-19-2 effective October 1, 2006, the beginning of the Company’s 2006 fourth quarter. The impact of adopting FSP EITF 00-19-2 on the Company’s financial position was as follows: long-term liabilities were reduced by $203, the fair value of the Warrant at October 1, 2006, and stockholders’ equity was increased by $430, the fair value of the Warrant when issued at October 14, 2004. The difference between these two amounts, $227, was recorded as a charge to opening retained earnings. At the date of adoption of FSP EITF 00-19-2, and at December 31, 2006, the Company’s assessment was that payments relating to the registration payment arrangement were not probable, and therefore the Company has not recorded any liability in connection with such a payment.

Pursuant to a Master Security Agreement, as amended, entered into in connection with the issuance of the Note, the Company granted a blanket lien on all its property and that of certain of its subsidiaries to secure repayment of the obligation. Pursuant to a Stock Pledge Agreement, as amended, Counsel Communications LLC and Counsel Corporation (US) pledged the shares of the Company held by them as further security. Pursuant to a subsidiary Stock Pledge Agreement, the Company, WebTotel Inc., CPT-1 Holdings Inc. and WXCC pledged their respective stockholdings in subsidiary companies, controlled by C2, to the third party lender. In addition, C2 Communications Technologies, Inc., WXCC, WebTotel Inc., Mibridge Inc., Counsel Corporation, Counsel Communications LLC and Counsel Corporation (US) jointly and severally guaranteed the obligation to the third party lender. So long as 25% of principal amount of the Note was outstanding, the Company agreed, among other things, that it would not pay dividends on its common stock.

On September 30, 2005, the Company, in conjunction with the completion of the sale of the Telecommunications business, described in Note 6 of these consolidated financial statements, agreed to modifications to the security interest in the Company held by the Note holder as follows: (a) release of the security interest in the assets being disposed of in the sale of the Telecommunications assets; (b) conversion of the security interest of the Note to the senior debt position; (c) payment of $1,800 into a restricted cash account for the benefit of the Note holder. The restricted cash was fully applied toward scheduled monthly payments of the Note during 2005 and 2006.

Note 10 - Commitments

At December 31, 2006, C2 has no commitments other than its debt, as described above in Note 9.

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

Note 12 - Income Taxes

The Company recognized no income tax benefit from its losses in 2006, 2005 and 2004. The reported tax benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2006	2005	2004

Expected federal statutory tax benefit	$(4,096)	$(5,068)	$(3,763)
Increase (reduction) in taxes resulting from:
State income taxes	(121)	(268)	(173)
Foreign loss not subject to domestic tax	—	—	2
Non-deductible interest on certain notes	2,841	2,560	1,893
Change in valuation allowance attributable to continuing operations	1,371	2,775	1,714
Other	5	1	327
	$—	$—	$—

The change in the valuation allowance, including discontinued operations, was a decrease of $21,186, an increase of $3,123 and an increase of $6,139 for the years ended 2006, 2005 and 2004, respectively.

At December 31, 2006, the Company had total net operating loss and net capital loss carryforwards for federal income tax purposes of approximately $110,000 and $35,000 respectively. The Company has recorded a full valuation allowance in respect of the tax effect of these losses. The net operating loss carryforwards expire between 2024 and 2026. The net capital loss carryforwards expire in 2010 and 2011.

The Company’s utilization of approximately $59,000 of its available net operating loss carryforwards against future taxable income is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules, in general, provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have, in aggregate, increased by more than 50 percentage points during the immediately preceding three years.

Restrictions in net operating loss carryforwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions may have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel and disposition of business interests by the Company. Pursuant to Section 382 of the Internal Revenue Code, annual usage of the Company’s net operating loss carryforwards, prior to the sale of the Company’s Telecommunications business, was limited to approximately $6,700 per annum until 2008 and $1,700 per annum thereafter as a result of previous cumulative changes of ownership resulting in a change of control of the Company. After the completion of the sale of the Company’s Telecommunications business, the annual usage of the Company’s net operating loss carryforwards is limited to approximately $2,500 per annum until 2008 and $1,700 per annum thereafter. There is no certainty that the application of these “change in ownership” rules may not recur, resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions, reductions in, or expiry of net operating loss and net capital loss carryforwards may occur through future merger, acquisition and/or disposition transactions or failure to continue a significant level of business activities. Any such additional limitations could require the Company to pay income taxes on its future earnings and record an income tax expense to the extent of such liability, despite the existence of such tax loss carryforwards.

Due to the expiry periods for the Company’s net operating loss carryforwards and the above usage restrictions, it is estimated that, at most, $90,000 of the total $110,000 of net operating loss carryforwards otherwise available will be able to be utilized in the event the Company were to generate taxable income in the future.

The Company also has net operating loss carryforwards for state income tax purposes in those states where it has conducted business. Available state tax loss carryforwards may, however, differ substantially by jurisdiction and, in general, are subject to the same or similar restrictions as to expiry and usage described above. The Company is subject to state income tax in multiple jurisdictions.

The components of the deferred tax asset and liability as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets
Net operating loss carryforwards	$41,197	$58,923
Net capital loss carryforwards	13,014	12,877
Acquired in-process research and development and intangible assets	1,881	2,288
Stock-based compensation	48	—
Accrued interest	—	1,645
Accrued liabilities	7	1,342
Accrued vacation	—	2
Investments	—	53
Reserve for accounts receivable	2	2
Other	(39)	164
Valuation allowance	(56,110)	(77,296)
Total deferred tax assets	—	—
Deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

As the Company has not generated taxable income in the past, a valuation allowance has been provided at December 31, 2006 and 2005 to reduce the total deferred tax asset to nil, the amount considered more likely than not to be realized. The change in the valuation allowance in the year is due primarily to the application of the forgiveness of debt by Counsel, as more fully described in Note 9, against the Company’s net operating loss carryforwards.

Note 13 - Transactions with Controlling Stockholder

Transactions with Counsel:

At December 30, 2006, C2 was indebted to Counsel in the aggregate amount of $83,582, including accrued and unpaid interest to that date. As discussed in Note 9, on December 29, 2006, C2 negotiated an agreement with Counsel under which, effective December 30, 2006, $3,386 of debt was converted into 3,847,475 common shares of C2 at a price of $0.88 per common share. At the same time, the $80,196 remaining balance of the debt was forgiven by Counsel. In accordance with GAAP and SEC requirements, the debt forgiveness has been recorded as a capital contribution by Counsel in the consolidated financial statements for the year ended December 31, 2006. The details of the individual notes comprising the $83,582 are presented below.

Initial Acquisition of C2 and Senior Convertible Loan

On March 1, 2001, C2 entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to C2 in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. Advances against the Senior Loan Agreement were structured as a 3-year convertible note with interest at 9% per annum, compounded quarterly. Counsel initially could convert the loan into shares of common stock of C2 at a conversion price of $11.20 per common share. The terms of the Senior Loan Agreement also provided that at any time after September 1, 2002, the outstanding debt including accrued interest would automatically be converted into common stock using the then current conversion rate, on the first date that was the twentieth consecutive trading day that the common stock closed at a price per share that was equal to or greater than $20.00 per share. The Senior Loan Agreement also provided that the conversion price was in certain cases subject to adjustment, included traditional anti-dilution protection for the lender, and was subject to certain events of default, which could have accelerated the repayment of principal plus accrued interest. Total proceeds available to the Company were $12,000, less debt issuance costs of $600, amortized over three years. The Senior Loan Agreement was amended several times and the maturity date of the loan plus accrued interest was extended to October 31, 2007. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price was adjusted to $5.02 per common share. At December 30, 2006, prior to the debt forgiveness discussed above, the total outstanding debt under the Senior Loan Agreement (including principal and accrued interest) was $19,966 which was convertible into approximately 3,977,208 shares of common stock.

In connection with the Senior Loan Agreement, C2 granted Counsel a security interest in all of C2’s assets owned at the time of execution of the Senior Loan Agreement or subsequently acquired, including but not limited to C2’s accounts receivable, intangibles, inventory, equipment, books and records, and negotiable instruments held by the Company (collectively, the “Collateral”).

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

The Winter Harbor Parties further assigned to Counsel all of their rights with respect to a note payable by C2 of $1,999 drawn down pursuant to a Letter of Credit issued November 3, 1998 to secure certain obligations of C2 together with any accrued interest thereon. The assigned amount together with accrued interest amounted to $2,577 on August 29, 2003. As a result of the settlement and assignment, C2 entered into a new loan agreement with Counsel the terms of which provided that from August 29, 2003 the loan balance of $2,577 would bear interest at 10% per annum compounded quarterly with the aggregate balance of principal and accrued interest payable on maturity of the loan. This loan agreement was amended and restated to increase the principal of the loan by a further $100 for funding provided by Counsel to enable C2 to acquire a Voice over Internet Protocol patent in December 2003 and to allow for the making of further periodic advances thereunder at Counsel’s discretion. The loan increased due to operating advances of $1,546 and $1,918 in 2003 and 2004, respectively. The maturity date of the loan plus accrued interest was amended several times, including in connection with the sale of substantially all the assets of WXCC to AMA, and was extended to October 31, 2007. There were no conversion features associated with this loan. The terms of the loan agreement provided that certain events of default would have accelerated the repayment of principal plus accrued interest. As of December 30, 2006, prior to the debt forgiveness discussed above, the total outstanding debt under the loan (including principal and accrued interest) was $8,291.

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

5)
The issuance of common stock by C2 pursuant to this Agreement would result in a weighted average conversion price adjustment pursuant to the provisions of the Senior Loan Agreement. Whereas the conversion price for the Senior Loan Agreement had initially been $11.20, the new conversion price would be adjusted as a result of the anti-dilution provisions of the Senior Loan Agreement.

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

Collateralized Promissory Note and Loan Agreement

During the fourth quarter of 2003, Counsel advanced the sum of $5,600 to C2, evidenced by a promissory note. In January 2004, C2 and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which an additional $2,000 was loaned to C2 and pursuant to which additional periodic loans were made from time to time (collectively and as amended, the “Promissory Note”). The Promissory Note accrues interest at 10% per annum compounded quarterly from the date funds are advanced. The loan has been amended several times and the maturity date of the loan plus accrued interest has been extended to October 31, 2007. The Promissory Note is secured by the assets of the Company and is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. There are no conversion features associated with the Promissory Note. The loan increased primarily due to operating advances in 2004, 2005 and 2006 of $8,662, $15,365 and $2,401, respectively. The outstanding balance at December 30, 2006 (including principal and accrued interest), prior to the debt forgiveness discussed above, was $41,897. At December 31, 2006 C2 was indebted to Counsel in the amount of $6, representing C2 expenses paid by Counsel on behalf of C2 that had not been recorded in C2’s accounts prior to the debt forgiveness. The Company expects this amount to increase during 2007 as Counsel funds its ongoing cash requirements, such as the funding received for the repayment of the Note owing to the Company’s third party lender.

Secured Loan to C2

To fund the acquisition of the WorldxChange Communications, Inc. assets purchased and liabilities assumed by C2, on June 4, 2001 Counsel provided a loan (the “Initial Loan”) to C2 in the aggregate amount of $15,000. The loan was subordinated to a revolving credit facility, was collateralized by all the assets of the Company and, as amended, had a maturity date of June 30, 2005. On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743, including accrued interest (“the Assigned Loan”), to C2 in exchange for a new loan bearing interest at 10% per annum compounded quarterly and payable on maturity of the loan (“the New Loan”). The New Loan was amended several times and the maturity date of the loan plus accrued interest was extended to October 31, 2007. Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provided for certain mandatory prepayments upon written notice from Counsel including an event resulting in the issuance of new shares by C2 to a party unrelated to Counsel where the funds were not used for an approved expanded business plan, the purchase of the Company’s accounts receivable by a third party or where C2 sold material assets in excess of cash proceeds of $1,000, and certain other events.  The New Loan was subject to certain events of default which would have accelerated the repayment of principal plus accrued interest. Pursuant to a Stock Pledge Agreement as amended, the New Loan was secured by the common stock held directly by C2 in its operating subsidiary. There were no conversion features associated with the New Loan. As of December 30, 2006, the total outstanding debt under the New Loan (including principal and accrued interest), prior to the debt forgiveness discussed above, was $13,428.

Counsel Keep Well

Counsel committed to fund, through intercompany advances or equity contribution, all capital investment, working capital or other operational cash requirements of C2 through December 31, 2006 (the “Keep Well”). Although Counsel did not extend the Keep Well beyond its December 31, 2006 maturity, Counsel has indicated to management that it will continue to fund the Company’s minimal cash requirements until at least October 31, 2007.

Counsel Guarantee, Subordination and Stock Pledge

In October 2004, Counsel agreed to guarantee the debt that the Company owed to its third party lender, and also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests, in favor of the third party lender. Counsel further agreed to pledge all of its shares owned in C2 as security for its guarantee.  In accordance with these agreements, amounts owing to Counsel could not be repaid while amounts remained owing to the third party lender. In January 2007, when the debt was prepaid in full, the subordination , subrogation and guarantee agreements were terminated.

Counsel Management Services

In December 2004, C2 entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, C2 agreed to make payment to Counsel for the past and future services to be provided by certain Counsel personnel to C2 for each of 2004 and 2005. In March 2006 C2 entered into a similar agreement with Counsel for services to be provided in 2006. The basis for such services charged was an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2. For the years ended December 31, 2004 and 2005, the cost of such services was $280 and $450, respectively. The cost for 2006 was $225, reflecting the reduced complexity of C2 operations following the sale of the Telecommunications business. The foregoing fees for 2004, 2005 and 2006 were due and payable within 30 days following the respective year ends, subject to any subordination restrictions then in effect. Any unpaid fee amounts bore interest at 10% per annum commencing on the day after such year-end, and in the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, would have become due and payable immediately upon the occurrence of such event, subject to any subordination restrictions then in effect. The fees for 2004, 2005 and 2006 were forgiven on December 30, 2006 as part of Counsel’s forgiveness of its outstanding debt from C2, as discussed above. In accordance with the agreement with the Company’s third party lender, amounts owing to Counsel at December 31, 2006 could not be repaid while amounts remained owing to the third party lender. The repayment in full of the third party debt in January 2007 removed this restriction on payments to Counsel. The Company expects that Counsel will continue to provide these services in 2007 on the same basis.

Conferral of benefit from Counsel

Counsel entered into compensation arrangements with one of its executive officers relating to the retention of their services through the disposition of C2’s Telecommunications business in the third quarter of 2005. Counsel also entered into a contract with the executive officer related to the disposition. The total fair value of these contracts is $1,000 and, as required under GAAP, they were recorded by the Company as a conferral of a $1,000 benefit to the Company from its controlling shareholder in the third quarter of 2005. The amount was reported as an expense of the discontinued operations, with an offsetting credit to contributed surplus. There were no economic consequences to C2 as the result of this conferral of benefit.

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

The Company, Counsel Communications LLC, Counsel Corporation and four of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego (the “Court”) on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity. In February 2006, the plaintiffs in both this action and the derivative action described above changed attorneys. In January 2007, a trial date of September 7, 2007 was set for both actions.

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

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas on June 15, 2006. The complaint alleges that these companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs. There is no assurance that the Company will be successful in this litigation.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 15 - Class N Preferred Stock

Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The value of each Class N preferred share is $1,000, and each share is convertible to 40 common shares at the rate of $25 per common share.

During 2006, holders of the Class N preferred stock converted six of those shares into 240 shares of common stock. There were no conversions during 2005. As of December 31, 2006 and 2005, there were, respectively, 612 and 618 shares of Class N preferred stock issued and outstanding.

At December 31, 2006 and 2005, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 16 - Dividends

To date, the Company has not paid dividends on its common stock nor is it anticipated that the Company will pay dividends in the foreseeable future.

As of December 31, 2006, the Company does not have any preferred stock outstanding which has any preferential dividends.

So long as 25% of principal amount of the Note held by the Company’s third party lender, described in Note 9 of these financial statements, remained outstanding, the Company could not pay any dividends on its common stock. The Note was repaid in full in January 2007.

Additionally, under the Florida Act, the Company may not pay dividends while it has negative stockholders’ equity.

Note 17 - Stock-Based Compensation

Stock- Based Compensation Plans

At December 31, 2006, the Company has several stock-based compensation plans, which are described below. All information presented includes the effect of the 1-for-20 reverse stock split that was approved by the Company’s stockholders in November 2003.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive options, non-qualified stock options and SARs to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan. No options were granted or exercised under this plan in 2006 and 2005, and as of December 31, 2006, no options to purchase shares are outstanding. As of December 31, 2005, options to purchase 7,500 shares of common stock at a price of $22.50 per share were outstanding and exercisable. In 2006, 7,500 options expired (2005 - 1,000).

1995 Employee Stock Option and Appreciation Rights Plan

The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the issuance of incentive stock options, non-qualified stock options, and SARs. Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options, which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as for the grant of non-qualified options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of incentive and non-qualified options.

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2006 and 2005, there were no options outstanding under the 1995 Employee Plan. No options were granted or exercised in 2006 or 2005 under the 1995 Employee Plan.

1997 Recruitment Stock Option Plan

In October 2000, the stockholders of the Company approved an amendment of the 1997 Recruitment Stock Option Plan (the “1997 Plan”)which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 370,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors; however in all instances the exercise price is never less than the fair market value of the Company’s common stock on the date the option is granted.

As of December 31, 2006, there were options to purchase 239,611 shares (2005 - 14,611 shares) of the Company’s common stock outstanding under the 1997 Plan. 225,000 of these options were unvested at December 31, 2006, and will vest over four years at an exercise price of $0.66 per share, beginning in 2007. 14,611 of these options were vested at December 31, 2006 and are exercisable at prices of $1.40 to $111.26 per share (2005 - $1.40 to $111.26 per share). The outstanding unvested options, upon vesting, must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company. The outstanding vested options must be exercised within ten years of grant and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2006, options to purchase 225,000 shares of common stock were issued, and no options were forfeited or expired. During 2005, no options to purchase shares of common stock were issued, and 42,125 options were forfeited. There were no exercises during 2006 or 2005.

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

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2006, there were options to purchase 568,250 shares (2005 - 338,250 shares) of the Company’s common stock outstanding under the 2003 Plan. The outstanding options vest over four years at exercise prices ranging from $0.51 to $3.00 per share. During 2006, 230,000 options (2005 - 39,600 options) were granted, and no options (2005 - 1,060,975 options) to purchase shares of common stock were forfeited or expired. There were no options exercised during 2006 and 2005, and no SARs have been issued under the 2003 Plan.

Other options

In 1996, the Company approved the issuance of 87,500 options to executives of the Company, as part of their employment agreements, and 3,200 options to a consultant. As of December 31, 2005, there were 78,200 options outstanding with an exercise price of $78.00, all of which expired in 2006. No options expired, were exercised or forfeited during 2005.

During 1997, the Company issued options to purchase 60,500 shares of common stock (10,500 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $97.50 to $168.75 (repriced to $78.00 on December 13, 1998), which was based on the closing price of the stock at the grant date. No options expired, were exercised or forfeited during 2006 or 2005. The remaining options must be exercised within ten years of the grant date. As of December 31, 2006 there remained 44,500 options outstanding.

During 1997, the Company issued non-qualified options to purchase 114,750 shares of common stock to certain executive employees. The options must be exercised within ten years of the grant date and have an exercise price of $78.00. There were no options forfeited in 2006 or 2005. No options expired or were exercised during 2006 or 2005. As of December 31, 2006 there remained 105,915 options outstanding.

During 1998, the Company issued non-qualified options to purchase 46,750 shares of common stock to certain executive employees at exercise prices ranging from $51.26 to $62.50, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options expired, were exercised or forfeited during 2006 or 2005. As of December 31, 2006 there remained 40,470 options outstanding.

During 1999, the Company issued non-qualified options to purchase 32,750 shares of common stock to certain executive employees at exercise prices ranging from $50.00 to $71.26, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options were exercised during 2006 or 2005. As of December 31, 2006, there remained 18,750 options outstanding.

During 1999, the Company issued non-qualified options to purchase 10,000 shares of common stock to a consultant at an exercise price of $60.00, which was based on the closing price of the stock at the grant date. No options were exercised during 2006 or 2005. The fair value of the options issued was recorded as deferred compensation of $300,000, which was amortized over the expected period the services were to be provided. The options must be exercised within ten years of the grant date. As of December 31, 2006 there remained 10,000 options outstanding.

During 2000, the Company issued non-qualified options to purchase 129,250 shares of common stock to certain executive employees at exercise prices ranging from $55.00 to $127.50, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options were exercised during 2006 or 2005. As of December 31, 2006, there remained 68,833 options outstanding.

The following table summarizes the changes in common stock options for the common stock option plans described above:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	727,026	$37.50	1,791,643	$42.46	1,807,879	$18.20
Granted	455,000	0.82	39,600	0.54	421,350	1.73
Exercised	—	—	—	—	—	—
Expired	(85,700)	73.14	(1,117)	21.98	(116)	77.50
Forfeited	—	—	(1,103,100)	4.64	(437,470)	2.78
Outstanding at end of year	1,096,326	$19.51	727,026	$37.50	1,791,643	$18.08
Options exercisable at year end	499,701	$41.24	516,463	$53.39	696,012	$42.46
Weighted-average fair value of options granted during the year		$0.50		$0.39		$1.34

Stock-Based Compensation Expense

In December 2004, the FASB issued a revision (“SFAS No. 123(R)”) to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and the Company was required to adopt SFAS No. 123(R) in the first quarter of 2006. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The effect of adopting SFAS No. 123(R) on the Company’s financial position, operations and cash flow is discussed below.

The Company’s stock-based compensation plans are described above. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

The table below illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in the years ended December 31, 2005 and 2004:.

	Year ended December 31,
	2005	2004

Net loss as reported	$(18,489)	$(22,783)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of $0 tax	(198)	(559)
Pro forma net loss	$(18,687)	$(23,342)
Loss per share
Basic and diluted - as reported	$(0.96)	$(1.18)
Basic and diluted - pro forma	$(0.97)	$(1.21)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility in 2005 - 81% (2004 - 81% to 98%), risk free rates ranging from 3.73% to 3.75% and 3.10% to 3.83% in 2005 and 2004, respectively, expected lives of four years in 2005 and 2004, and dividend yield of zero for each year.

As a result of adopting SFAS No. 123(R) on January 1, 2006, C2’s net loss for the year ended December 31, 2006 is $139 more than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 was increased by $0.01. The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows, as there were no exercises of stock options during the year ended December 31, 2006 and therefore no stock option-related cash flows were generated.

The $139 fair value compensation cost of unvested stock options in 2006 was determined using historical Black-Scholes input information at grant dates between 2003 and 2006. These inputs included expected volatility between 79% and 98%, risk-free interest rates between 3.12% and 5.07%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of December 31, 2006, the total unrecognized stock-based compensation expense related to unvested stock options was $328, which is expected to be recognized over a weighted average period of approximately 16 months.

In April 2006, 30,000 options were granted to the Company’s non-employee directors under the terms of the 2003 Stock Option and Appreciation Rights Plan. In August 2006, 75,000 options were granted to the Company’s CEO under the terms of the 2003 Stock Option and Appreciation Rights Plan, and 225,000 options were granted to the Company’s CEO under the terms of the 1997 Recruitment Stock Option Plan. Also in August 2006, 125,000 options were granted to the Company’s other officers and employees under the terms of the 2003 Stock Option and Appreciation Rights Plan. No options were forfeited or exercised during the year ending December 31, 2006; however, 7,500 options under the 1995 Director Stock Option and Appreciation Rights Plan, and 78,200 executive options awarded in 1996, expired during the year ending December 31, 2006.

As of December 30, 2006, the aggregate intrinsic value of options outstanding at that date was $0, based on the Company’s closing stock price of $0.40 as of the last business day of the year ended December 31, 2006. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At December 31, 2006, all of the outstanding options had exercise prices greater than $0.40.

The following table presents information regarding unvested stock options outstanding at December 31, 2006:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	226,187	$1.16
Granted	455,000	$0.50
Vested	(84,562)	$1.35
Forfeited	—	—
Unvested at December 31, 2006	596,625	$0.63

The total fair value of shares vesting during the year ending December 31, 2006 was $114.

The following table summarizes information about fixed stock options outstanding at December 31, 2006:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.51 to $ 1.39	640,000	5.92	$0.87	85,000	$1.04
$ 1.40 to $ 3.00	159,448	3.67	2.94	120,323	2.93
$ 6.88 to $ 15.62	2,965	4.02	14.99	2,965	14.99
$48.76 to $ 71.26	137,666	2.60	58.21	137,666	58.21
$78.00 to $127.50	156,247	0.66	78.76	153,747	78.77
	1,096,326	4.42	$19.51	499,701	$41.24

Note 18 - Subsequent Event

On January 10, 2007, the Company and its third party lender settled all outstanding obligations owed by the Company to the lender under the Master Security Agreement, dated as of October 14, 2004, as subsequently amended, restated and supplemented. The third party lender converted a portion of the Note described above in Note 9, pursuant to its terms, into 10,000 shares of common stock of the Company. The principal amount of the Note that was outstanding prior to the conversion of the 10,000 shares was $1,324. The third party lender discharged the remaining balance of the Note in consideration of a cash payment in the amount of $1,388. The funds required to make the cash payment were loaned to the Company by Counsel pursuant to the Promissory Note, as described above in Note 13.

Note 19 - Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005.

		March 31	June 30	September 30	December 31
Net sales	2006	$—	$—	$—	$—
	2005	$—	$—	$—	$—

Operating loss	2006	$(395)	$(356)	$(311)	$(239)
	2005	$(991)	$(1,315)	$(578)	$(295)

Net loss from continuing operations	2006	$(2,734)	$(3,452)	$(1,753)	$(4,107)
	2005	$(3,622)	$(4,823)	$(2,513)	$(3,949)

Net income (loss)	2006	$958	$(2,793)	$(1,756)	$(4,085)
	2005	$(8,108)	$(8,108)	$1,770	$(4,043)

Basic and diluted loss from continuing operations per common share	2006	$(0.14)	$(0.18)	$(0.09)	$(0.22)
	2005	$(0.19)	$(0.25)	$(0.13)	$(0.20)

Basic and diluted income (loss) per common share	2006	$0.05	$(0.14)	$(0.09)	$(0.22)
	2005	$(0.42)	$(0.42)	$0.09	$(0.21)

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2004	$6	$—	$—	$—	$6
December 31, 2005	$6	$—	$—	$—	$6
December 31, 2006	$6	$—	$—	$—	$6

(a) Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

S-1