Form 10-Q
period 2007-03-31
C2 Global Technologies Inc
filed 2007-05-04
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___  to ___

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 3, 2007, there were 23,094,850 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands of dollars, except share and per share amounts)	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3	$3
Other current assets	6	70
Total current assets	9	73
Other assets:
Intangible assets, net (Note 5)	35	40
Goodwill (Note 5)	173	173
Investments (Note 6)	1,100	1,100
Total assets	$1,317	$1,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$510	$550
Convertible note payable, net of unamortized discount (Note 7)	—	1,299
Note payable to a related party (Note 7)	1,853	6
Total liabilities	2,363	1,855

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 612; liquidation preference of $612 at March 31, 2007 and December 31, 2006	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 23,094,850 at March 31, 2007 and 23,084,850 at December 31, 2006	231	231
Additional paid-in capital	274,549	274,499
Accumulated deficit	(275,832)	(275,205)

Total stockholders’ deficit	(1,046)	(469)

Total liabilities and stockholders’ deficit	$1,317	$1,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2007	2006

Revenue	$—	$—

Operating costs and expenses:
Selling, general and administrative	279	390
Depreciation and amortization	5	5

Total operating costs and expenses	284	395

Operating loss	(284)	(395)

Other income (expense):
Interest expense - related party (Note 7)	(36)	(2,260)
Interest expense - third party	(12)	(82)
Other income (expense)	(293)	3

Total other expense	(341)	(2,339)

Loss from continuing operations	(625)	(2,734)
Income (loss) from discontinued operations (net of $0 tax) (Note 8)	(2)	3,692

Net income (loss)	$(627)	$958

Basic and diluted weighted average shares outstanding	23,094	19,237

Net income (loss) per common share - basic and diluted: (Note 2)
Loss from continuing operations	$(0.03)	$(0.14)
Income from discontinued operations	—	0.19

Net income (loss) per common share	$(0.03)	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period ended March 31, 2007

(in thousands of dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit
Balance at December 31, 2005	618	$6	19,237,135	$192	$189,162	$(267,302)
Conversion of Series N preferred stock to common stock	(6)	—	240	—	—	—
Conversion of related party debt to common stock	—	—	3,847,475	39	3,347	—
Forgiveness of related party debt	—	—	—	—	80,196	—
Transfer of warrant to equity	—	—	—	—	430	(227)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,225	—
Compensation cost related to stock options	—	—	—	—	139	—
Net loss	—	—	—	—	—	(7,676)
Balance at December 31, 2006	612	6	23,084,850	231	274,499	(275,205)
Conversion of third party debt to common stock	—	—	10,000	—	7	—
Compensation cost related to stock options	—	—	—	—	43	—
Net loss	—	—	—	—	—	(627)
Balance at March 31, 2007	612	$6	23,094,850	$231	$274,549	$(275,832)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(627)	$958
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	2	(3,692)
Depreciation and amortization	5	5
Amortization of discount and debt issuance costs on notes payable to a related party	—	464
Amortization of discount and debt issuance costs on convertible note payable	8	73
Accrued interest added to notes payable to a related party	36	1,796
Non-cash loss on conversion of third party debt to equity	224	—
Stock compensation expense	43	29
Mark to market adjustment of warrant to purchase common stock	—	(78)
	(309)	(445)
Increase (decrease) in operating assets and liabilities:
Other assets	2	180
Accounts payable and accrued liabilities	(40)	(790)
Net cash used in operating activities by continuing operations	(347)	(1,055)
Net cash used in operating activities by discontinued operations	(2)	(73)
Net cash used in operating activities	(349)	(1,128)

Cash flows from investing activities:
Net cash used in investing activities of continuing and discontinued operations	—	—

Cash flows from financing activities:
Proceeds from issuance of notes payable to a related party	1,811	877
Use of restricted cash to pay convertible note payable	—	441
Repayment of convertible note payable	(1,462)	(441)
Net cash provided by financing activities of continuing operations	349	877
Increase (decrease) in cash and cash equivalents	—	(251)
Cash and cash equivalents at beginning of period	3	327
Cash and cash equivalents at end of period	$3	$76

Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$—	$3,653
Discount in connection with convertible notes payable to related parties	—	399

Supplemental cash flow information:
Taxes paid	5	3
Interest paid	21	90

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of C2 Global Technologies Inc. and its wholly-owned subsidiary C2 Communications Technologies Inc. These entities, on a combined basis, are referred to as “C2”, the “Company”, or “we” in these unaudited condensed consolidated financial statements. Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control.

C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business in September 2005, as discussed in Note 8 to these unaudited condensed consolidated financial statements, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2006 condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The March 31, 2007 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

     The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year ending December 31, 2007.

Note 2 - Summary of Significant Accounting Policies

Net earnings (loss) per share

     Basic earnings (loss) per share is computed based on the weighted average number of C2 common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, since they are assumed to be exercised or converted, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for the three-month periods ended March 31, 2007 and 2006, basic and diluted loss per share are the same.

     Potential common shares that were not included in the computation of diluted earnings per share, because they would have been anti-dilutive, are as follows:

	March 31,
	2007	2006

Assumed conversion of Series N preferred stock	24,480	24,720
Assumed conversion of note payable to a related party	—	3,721,299
Assumed conversion of convertible note payable	—	3,175,134
Assumed exercise of options and warrant to purchase shares of common stock	2,079,826	1,719,529
	2,104,306	8,640,682

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

Investments

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable, the Company currently plans to hold the investments to maturity, and the Company’s ownership interest does not allow it to exercise significant influence over the entity. The Company monitors these investments for impairment by considering current factors including the economic environment and market conditions, as well as the operational performance and other specific factors relating to the business underlying the investments. The Company will record other than temporary impairments in carrying values in the appropriate circumstances, such as a decision to sell an investment rather than hold it to maturity. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee, and other investee specific information. Impairments, dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations. See Note 6 for further discussion of the Company’s investment in convertible preferred stock.

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

Stock-Based Compensation

The Company calculates stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as revised December 2004 (“SFAS No. 123(R)”), which it was required to adopt in the first quarter of 2006. SFAS No. 123(R) superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB No. 25”), and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g. Black-Scholes or Binomial) to determine compensation expense. See Note 4 for further discussion of the Company’s stock-based compensation.

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

The Company periodically assesses the value of its deferred tax asset, which has been generated by a history of net operating and net capital losses and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material effect on the financial position, operations or cash flow of the Company. See Note 9 for further discussion of the Company’s income taxes.

Reclassifications

Certain balances in the unaudited condensed consolidated financial statements as of the three months ended March 31, 2006 have been reclassified to conform to current year presentation. These changes had no effect on previously reported net loss, total assets, liabilities or stockholders’ deficit.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company elected to adopt SFAS No. 157 at January 1, 2007, in order to conform to the adoption of a similar Canadian accounting pronouncement adopted by its parent, Counsel Corporation. The Company’s adoption of SFAS No. 157 has not had a material effect on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides the option to measure selected financial assets and liabilities at fair value, and requires the fair values of those assets and liabilities to be shown on the face of the balance sheet. It also requires the provision of additional information regarding the reasons for electing the fair value option and the effect of the election on current period earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if SFAS No. 157 is also adopted. SFAS No. 159 is to be applied prospectively. The Company has not elected early adoption of SFAS No. 159, and has not yet evaluated the impact that SFAS No. 159 will have on its financial statements when adopted.

Note 3 - Liquidity and Capital Resources.

As a result of our substantial operating losses and negative cash flows from operations, at March 31, 2007 we had a stockholders’ deficit of $1,046 (December 31, 2006 - $469) and negative working capital of $2,354 (December 31, 2006 - $1,782). The $572 increase in the working capital deficit was primarily due to $1,811 in advances from our majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”), and the capitalization of $36 interest on those advances, partially offset by the repayment of the $1,471 convertible note (the “Note”) owing to a third party lender at December 31, 2006. The Note’s repayment also resulted in the elimination of its associated $60 deferred financing costs and $166 debt discount, further increasing the working capital deficit.

As a result of the Note repayment on January 10, 2007, as discussed in Note 7 to these unaudited condensed consolidated financial statements, the Company had no third party debt at March 31, 2007, compared to the $1,471 owed at December 31, 2006. Prior to its repayment, the Note was secured by all the assets of the Company and guaranteed by Counsel through its original maturity of October 2007.

Related party debt owing to our 93% common stockholder, Counsel, is $1,853 at March 31, 2007 compared to $6 at December 31, 2006. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt is scheduled to mature on October 31, 2007. Until December 31, 2006, the debt was supported by Counsel’s Keep Well agreement with C2, which required Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. The Keep Well was not formally extended beyond its December 31, 2006 maturity, but Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

The Company has not realized revenues from continuing operations since 2004, and there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing from third parties in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed in Note 1 to these unaudited condensed consolidated financial statements, in order to continue as a going concern. Although the Company commenced litigation in June 2006 in order to realize this value, there is no certainty that the Company’s litigation will be successful.

Note 4 - Stock-Based Compensation

At March 31, 2007, the Company has several stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, the date at which the Company adopted SFAS No. 123(R), the Company accounted for these plans under the recognition and measurement principles of APB No. 25. Under APB No. 25, stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provided footnote disclosure of the pro forma stock-based compensation expense, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123(R) had been applied to all employee options.

The Company’s stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively, is $43 and $29. Basic and diluted net loss or income per share for the three months ended March 31, 2007 and 2006, respectively, was not affected by the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows for the three months ended March 31, 2007 and 2006, as there were no exercises of stock options during the first quarter of either year, and therefore no stock option-related cash flows were generated.

The fair value compensation costs of unvested stock options in the first three months of 2007 and 2006 were determined using historical Black-Scholes input information at grant dates between 2003 and 2006. These inputs included expected volatility between 79% and 98%, risk-free interest rates between 3.12% and 5.07%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of March 31, 2007, the total unrecognized stock-based compensation expense related to unvested stock options was $286, which is expected to be recognized over a weighted average period of approximately 15 months.

The table below presents information regarding all stock options outstanding at March 31, 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,096,326	$19.52
Granted	—	$—
Expired	(16,500)	$78.00
Outstanding at March 31, 2007	1,079,826	$18.60

Options exercisable at March 31, 2007	484,013	$39.88

No options were forfeited or exercised during the three months ending March 31, 2007.

The aggregate intrinsic value of options outstanding at March 31, 2007 was $21, based on the Company’s closing stock price of $0.70 as of the last business day of the period ended March 31, 2007. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At March 31, 2007, 774,826 of the outstanding options had exercise prices greater than $0.70.

The table below presents information regarding unvested stock options outstanding at March 31, 2007:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	596,625	$0.63
Granted	—	—
Vested	(812)	$1.43
Forfeited	—	—
Unvested at March 31, 2007	595,813	$0.63

The total fair value of shares vesting during the three months ending March 31, 2007 was $1.

Note 5 - Composition of Certain Financial Statements Captions

     Intangible assets consisted of the following:

	March 31, 2007
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(65)	$35

	December 31, 2006
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(60)	$40

     Amortization expense relating to patent rights was $5 for each of the three month periods ended March 31, 2007 and 2006.

     The Company’s goodwill relates to an investment in a subsidiary company that holds the rights to some of the Company’s patents.

     Accounts payable and accrued liabilities consisted of the following:

	March 31, 2007	December 31, 2006
Regulatory and legal fees	$54	$53
Accounting, auditing and tax consulting	85	126
Telecommunications and related costs	77	77
Sales and other taxes	75	72
Remuneration and benefits	113	101
Accrued interest	—	17
Other	106	104

Total accounts payable and accrued liabilities	$510	$550

Note 6 - Investments

The Company’s investments as of March 31, 2007 consist of a convertible preferred stock holding in AccessLine Communications Corporation (“AccessLine”), a privately-held corporation. AccessLine provides hosted communications and managed voice services for Fortune 100 corporations and technology services partners. In the second quarter of 2003, the Company received 7,121,585 shares of Series D preferred stock valued at $0.15446 per share, or $1,100 in total, as consideration for a paid-up, non-exclusive perpetual license of the Company’s patents and the right to use the Company’s licensed technology for the sole purpose of providing enhanced telecommunications services to its customers and resellers. The Series D preferred stock is convertible at the option of the Company at any time, or upon the closing of a public offering. It accrues cumulative dividends from the date of issuance at the rate of $0.0154 per share per annum. The Series D preferred stock is mandatorily redeemable on June 23, 2008, at $0.15446 per share plus all accrued and unpaid dividends. The Company intends to hold the AccessLine investment to maturity, and accounts for the investment under the cost method. At each balance sheet date, the Company estimates the fair value of the securities using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee, and other investee-specific information, and the Company will record an other than temporary impairment of the investment in the event Company concludes that such impairment has occurred. Based on the Company’s analysis, there has been no impairment in the fair value of this investment as of March 31, 2007.

Note 7 - Debt

The Company’s outstanding debt consists of the following:

	March 31, 2007			December 31, 2006
	Gross debt	Discounts	Reported debt	Gross debt	Discounts (1)	Reported debt
Note payable to Counsel, interest at 10.0%	$1,853	$—	$1,853	$6	$—	$6
Convertible note, convertible to common stock, interest at WSJ prime plus 3.0% (11.25% at December 31, 2006)	—	—	—	1,471	(172)	1,299
	1,853	—	1,853	1,477	(172)	1,305
Less current portion	1,853	—	1,853	1,477	(172)	1,305
Long-term debt, less current portion	$—	$—	$—	$—	$—	$—

(1) Beneficial conversion feature, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable to a related party	$1,853	$1,853	$—	$—	$—

Counsel is the controlling stockholder and sole debt holder of the Company. At December 30, 2006, the aggregate amount of the outstanding related party debt was $83,582, including accrued and unpaid interest to that date. On December 29, 2006, C2 negotiated an agreement with Counsel under which, effective December 30, 2006, $3,386 of the debt was converted into 3,847,475 common shares of C2 at a price of $0.88 per share. At the same time, the $80,196 remaining balance of the debt was forgiven by Counsel. The debt forgiveness was recorded as a capital contribution by Counsel in the consolidated financial statements for the year ending December 31, 2006.

The convertible note payable (the “Note”) that was outstanding at December 31, 2006 was repaid effective January 10, 2007, as discussed below. Counsel had guaranteed the Note through its original maturity in October 2007, and had also subordinated its debt position and pledged its ownership interest in C2 in favor of the third party lender.

Note payable to a related party

The related party note payable to Counsel is currently scheduled to mature on October 31, 2007. The note is subject to acceleration in certain circumstances including certain events of default. Interest on the related party note accrues to principal quarterly and, accordingly, the Company has no cash payment obligations to Counsel prior to the debt’s maturity. During the first three months of 2007, Counsel advanced $1,811 and accrued interest added to principal was $36. Previously, Counsel, via a “Keep Well” agreement that matured on December 31, 2006, had agreed to fund the cash requirements of C2. Although this agreement was not extended beyond its maturity date, Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

For further discussion of the payable and other transactions with Counsel, see Note 3 and Note 10.

Convertible note payable to a third party

On October 14, 2004, the Company issued the Note with a detachable warrant to a third party lender, in the principal amount of $5,000, due October 14, 2007. The Note provided that the principal amount outstanding bore interest at the prime rate as published in the Wall Street Journal plus 3% (but not less than 7% per annum) decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the common stock issuable upon conversion of the Note. Interest was payable monthly in arrears. Principal was payable at the rate of approximately $147 per month, in cash or, in certain circumstances, in registered common stock. In the event the monthly payment was paid in cash, the Company paid 102% of the amount due. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, at the inception of the Note the Company analyzed the various embedded derivative elements of the debt and concluded that all of the individual elements should be characterized as debt for accounting purposes and that the embedded derivative elements had nominal value. The value of the embedded derivative elements of the debt was reassessed on a quarterly basis on a mark-to-market basis, and remained nominal.

In connection with the Note, the Company recorded a debt discount of $656, comprising $430 relating to the warrant allocation and $226 of financing costs, which was deducted from the amount advanced on closing. The debt discount was being amortized over the term of the debt using the effective interest method through a charge to the statement of operations.

On January 10, 2007, as a result of negotiations between the Company and the third party lender, all outstanding obligations owed by the Company to the lender were settled. The third party lender converted a portion of the Note, pursuant to its terms, into 10,000 shares of common stock of the Company, and the Company prepaid the balance of the Note in full by paying 105% of the amount then due. The Company’s net loss on the prepayment of the Note was $293, calculated as follows:

Amount paid to third party lender	$1,388
Balance of Note owing at January 10, 2007, net of $8.8 converted to common shares	(1,315)
Accrued interest owing for period January 1 - 10, 2007	(4)
Net premium paid	69
Premium related to excess of $0.88 conversion price over $0.70 market price: 10,000 shares x $0.18	(2)
Write-off unamortized discount and financing costs	226
Net loss on prepayment of Note	$293

The net loss of $293 was approximately equal to the total of the interest expense and discount amortization that the Company would have incurred by holding the debt to its contractual maturity of October 14, 2007.

Warrant to purchase common stock

In addition to the Note, the Company issued a common stock purchase warrant (the “Warrant”) to the third party lender, which entitles the third party lender to purchase up to one million shares of common stock, subject to adjustment. The Warrant entitles the holder to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the Exercise Price. The Exercise Price shall equal $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares. The Exercise Price is 125%, 135% and 150% of the average closing price for the ten trading days immediately prior to the date of the Warrant, respectively.

At its issue date of October 14, 2004 the Warrant was classified as a liability in the Company’s consolidated financial statements, due to the fact that it was linked to a registration payment arrangement and thus met the conditions for this classification under the GAAP in effect at that date, although the Company did not expect to make any payments relating to the registration payment arrangement. Until the end of the third quarter of 2006, the value of the Warrant was reassessed quarterly on a mark-to-market basis, based on the price of the Company’s common stock at the end of the quarter.

Effective October 1, 2006, upon the Company’s adoption of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), the Warrant was reclassified to stockholders’ equity in the Company’s consolidated financial statements. This reclassification, which is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ending December 31, 2006, as filed with the SEC, had the following impact on the Company’s financial position: long-term liabilities were reduced by $203, the fair value of the Warrant at October 1, 2006, and stockholders’ deficit was decreased by $430, the fair value of the Warrant when issued. The difference between these two amounts, $227, was recorded as a charge to accumulated deficit. At the date of adoption of FSP EITF 00-19-2, and at March 31, 2007, the Company’s assessment was that payments relating to the registration payment arrangement were not probable. The Company has therefore not recorded any liability in connection with such a payment.

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

The sale resulted in a gain on disposition of $6,387, net of disposition and business exit costs. In accordance with GAAP, this gain, as well as the Telecommunications operations for the year ended December 31, 2005 and prior years, were reported in discontinued operations in the Company’s consolidated financial statements.

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

On March 28, 2006, the Company sold all the shares of WXCC to a third party. As a result of the sale, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which was included in income from discontinued operations in the Company’s consolidated statement of operations.

On June 30, 2006, the same third party involved in the purchase of the WXCC shares agreed to acquire all the shares of I-Link Communications Inc. from the Company. As a result of the sale, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $665 on the sale, net of closing costs of $46, which was included in income from discontinued operations in the Company’s consolidated statement of operations.

Note 9 - Income Taxes

     The Company recognized no income tax benefit from its losses in the three months ended March 31, 2007 or 2006 because of the uncertainty surrounding the realization of the related deferred tax asset.

     The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a reduction in its deferred tax asset of approximately $13,100, attributable to unrecognized tax benefits of $24,000 associated with prior years’ tax losses, which are not expected to be available primarily due to change of control usage restrictions, and a reduction in the rate of the tax benefit associated with all of its tax attributes. Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow.

     In the unlikely event that these tax benefits are recognized in the future, there should be no impact on the Company’s effective tax rate, unless recognition occurs at a time when all of the Company’s historic tax loss carryforwards have been utilized and the associated valuation allowance against the Company’s deferred tax assets has been reversed. In such circumstances, the amount recognized at that time should result in a reduction in the Company’s effective tax rate.

     The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Because the Company has tax loss carryforwards in excess of the unrecognized tax benefits, the Company did not accrue for interest and penalties related to unrecognized tax benefits either upon the adoption of FIN 48 or in the current period.

     It is reasonably possible that the total amount of the Company’s unrecognized tax benefits will significantly increase or decrease within the next 12 months. These changes may be the result of future audits, the application of “change in ownership” rules leading to further restrictions in tax losses arising from changes in the capital structure of the Company and/or that of its parent company Counsel, reductions in available tax loss carryforwards through future merger, acquisition and/or disposition transactions, failure to continue a significant level of business activities or other circumstances not known to management at this time. Any such additional limitations could require the Company to pay income taxes on its future earnings and record an income tax expense to the extent of such liability, despite the existence of tax loss carryforwards. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

     The Company has a history of tax losses arising from 1991 to the present. All loss taxation years remain open for audit pending their application against income in a subsequent taxation year. In general, the statute of limitations expires 3 years from the date that a Company files a tax return applying prior year tax loss carryforwards against income in the later year. In 2006, the Company applied historic tax loss carryforwards against debt forgiveness income. The Company’s remaining tax loss carryforwards comprise approximately $51,000 of unrestricted net operating tax losses, $35,000 of restricted tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,000 of unrestricted capital losses.

     In the first quarter of 2006, as discussed in Note 4, the Company adopted SFAS No. 123(R). Effective December 31, 2006, as provided in FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”), the Company elected to apply “the short cut method”, as outlined in FSP 123(R)-3, as the methodology for recognizing any related windfall tax benefits as a credit to additional paid-in capital. The adoption of SFAS No. 123(R) and “the short cut method” had no immediate impact from an income tax perspective, since SFAS No. 123(R) specifically prohibits the recognition of any windfall tax benefits that have not been realized in cash or in the form of a reduction of income taxes payable. The Company, to date,  has not realized such benefits either in cash or in the form a of a reduction in income taxes payable due to the continued availability of net operating tax loss carryforwards. The adoption of the “short cut method” will therefore only have application in the event of the Company incurring an income tax liability at a future date.

Note 10 - Related Party Transactions

     During the three months ended March 31, 2007, Counsel advanced $1,811 to the Company, and converted $36 of interest payable to principal. The loan from Counsel is currently scheduled to mature on October 31, 2007 and accrues interest at 10%, with interest compounding quarterly. The loan is subject to an accelerated maturity in certain circumstances. For further discussion of the loan transactions with Counsel, see Note 3 and Note 7.

     The Chief Executive Officer (“CEO”) of C2 is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of 100% of the base salary. No bonus was paid for the year ended December 31, 2006. Such compensation is expensed by C2.

In December 2004, C2 entered into a Management Services Agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided to the Company by certain Counsel personnel for the calendar years of 2004 and 2005. The basis for such services charged was an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. In December 2005 and May 2007, C2 entered into similar agreements with Counsel for services to be provided by Counsel in 2006 and 2007, respectively, with the allocation determined on the same basis as the Agreement. For the first three months of both 2007 and 2006, the allocated cost was $56. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.

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

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas on June 15, 2006. The complaint alleges that the above companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs. There is no assurance that the Company will be successful in this litigation. In April 2007, a trial date of August 4, 2008 was set for the lawsuit.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”).

Forward Looking Information

     This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Annual Report on Form 10-K, filed with the SEC, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

C2 owns certain patents, detailed below under “Company History” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleges that these companies’ VoIP services and systems infringe C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages, and costs. In April 2007, a trial date of August 4, 2008 was set for the lawsuit.

On December 30, 2006, the Company issued 3,847,475 shares of its common stock at $0.88 per share to Counsel LLC, an indirectly wholly-owned subsidiary of Counsel Corporation (together with its subsidiaries “Counsel”), the Company’s majority shareholder. The shares were issued in exchange for Counsel’s conversion of $3,386 of debt owing by C2 to Counsel. On the same date, Counsel forgave the balance of the debt then owed by C2, which had been scheduled to mature on October 31, 2007. The aggregate amount of debt forgiveness to C2 was $80,196, including accrued and unpaid interest to that date. As a result of these transactions, Counsel’s percentage ownership of C2’s outstanding common stock increased from approximately 91% to approximately 93%.

On January 10, 2007, the Company and the third party lender holding the convertible note payable by the Company (the “Note”), agreed to settle all outstanding obligations owed by the Company. In connection with this agreement, the third party lender converted a portion of the Note, which had originally been scheduled to mature on October 14, 2007, into 10,000 shares, and the Company paid $1,388 to discharge the remaining balance of the debt. As discussed in Note 7 of the unaudited condensed consolidated statements included in this Report, the Company incurred a net loss of $293 in connection with the debt prepayment. The $1,388 was funded by Counsel and added to the related party debt owing to Counsel.

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

Commencing in 2001, the Company entered the Telecommunications business, acquiring certain assets from the estate of WorldxChange Communications Inc. from bankruptcy. In 2002, the Company also acquired certain assets of the estate of RSL.COM USA Inc. from bankruptcy, and in 2003 the Company acquired Local Telcom Holdings, LLC. Together, these assets made up the Telecommunications segment of the Company’s business, which was owned through the Company’s wholly-owned subsidiary, Acceris Communications Corp. (name changed to WXC Corp. (“WXCC”) in October 2005). This business was sold effective September 30, 2005.

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

In 2003, we added to our VoIP patent holdings when we acquired U.S. Patent No. 6,243,373, titled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The VoIP Patent, together with the existing C2 Patent and related international patents and patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing C2’s patented technology.

The comprehensive nature of the VoIP Patent is summarized in the patent’s abstract, which, in pertinent part, describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.” As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net earnings from our VoIP Patent Portfolio.

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

On March 28, 2006, the Company sold all the shares of WXCC to a third party. As a result of the sale, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which was included in income from discontinued operations in the Company’s consolidated statement of operations.

On June 30, 2006, the same third party involved in the purchase of the WXCC shares agreed to acquire all the shares of ILC from the Company. As a result of the sale, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $665 on the sale, net of closing costs of $46, which was included in income from discontinued operations in the Company’s consolidated statement of operations.

Intellectual Property

In the fourth quarter of 2005, the Company was awarded patents for the VoIP Patent from the People’s Republic of China and in Canada, and also received a Notice of Allowance in Canada for the C2 Patent. The Canadian patent was subsequently granted on October 10, 2006. In the third quarter of 2006, the Company was awarded a patent for the VoIP Patent from Hong Kong, and in the fourth quarter of 2006, the European Patent Office advised that it intends to grant C2 a European patent that is equivalent to the VoIP Patent; a decision to grant a European patent was published on March 21, 2007. In addition to the C2 and VoIP Patents, which cover the foundation of any VoIP system, our patent portfolio includes:

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

Below is a summary of the Company’s issued and pending patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone	U.S. No. 6,243,373	Issued: June 5, 2001
	System (“VoIP Patent”)		Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000
Expires: October 29, 2016

		People’s Republic of	Issued: December 14, 2005
		China No. ZL96199457.6	Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005
Expires: October 29, 2016

		Hong Kong	Issued: August 11, 2006
		No. HK1018372	Expires: October 29, 2016

		Europe	Decision to grant patent
published March 21, 2007

	Internet Transmission	U.S. No. 6,438,124	Issued: August 20, 2002
	System(“C2 Patent”)		Expires: July 22, 2018

		People’s Republic of	Issued: May 21, 2004
		China No. ZL97192954.8	Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006
Expires: February 5, 2017

	Private IP Communication	Pending	Notice of Allowance
	Network Architecture		received in January 2007

Conferencing	Delay Synchronization in	U.S. No. 5,754,534	Issued: May 19, 1998
	Compressed Audio System		Expires: May 6, 2016

	Volume Control Arrangement	U.S. No. 5,898,675	Issued: April 27, 1999
	for Compressed Information		Expires: April 29, 2016
Signal Delays

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

The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have driven this change include:

•	entry of new competitors and investment of substantial capital in existing and new services, resulting in significant price competition

•	technological advances resulting in a proliferation of new services and products and rapid increases in network capacity

•	The Telecommunications Act of 1996, as amended; and

•	growing deregulation of communications services markets in the United States and in other countries around the world

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

VoIP has become a widespread and accepted telecommunications technology, with a variety of applications in the telecommunications and other industries. While we and many others believe that we will see continued proliferation of this technology in the coming years, and while we believe that this proliferation will occur within the context of our patents, there is no certainty that this will occur, and that it will occur in a manner that requires organizations to license our patents.

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

Critical Accounting Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation. Actual results could differ from these estimates.

     The critical accounting estimates used in the preparation of our unaudited condensed consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. To aid in the understanding of our financial reporting, a summary of significant accounting policies is provided in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Report. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, at March 31, 2007 we had a stockholders’ deficit of $1,046 (December 31, 2006 - $469) and negative working capital of $2,354 (December 31, 2006 - $1,782). The $572 increase in the working capital deficit was primarily due to $1,811 in advances from Counsel, and the capitalization of $36 interest on those advances, partially offset by the repayment of the $1,471 convertible note (the “Note”) owing to a third party lender at December 31, 2006. The Note’s repayment also resulted in the elimination of its associated $60 deferred financing costs and $166 debt discount, further increasing the working capital deficit.

As a result of the Note repayment on January 10, 2007, as discussed in Note 7 to the unaudited condensed consolidated financial statements, the Company had no third party debt at March 31, 2007, compared to the $1,471 owed at December 31, 2006. Prior to its repayment, the Note was secured by all the assets of the Company and guaranteed by Counsel through its original maturity of October 2007.

Related party debt owing to our 93% common stockholder, Counsel, is $1,853 at March 31, 2007 compared to $6 at December 31, 2006. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt is scheduled to mature on October 31, 2007. Until December 31, 2006, the debt was supported by Counsel’s Keep Well agreement with C2, which required Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. The Keep Well was not formally extended beyond its December 31, 2006 maturity, but Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

At December 30, 2006, the aggregate amount of the outstanding related party debt was $83,582, including accrued and unpaid interest to that date. On December 29, 2006, C2 negotiated an agreement with Counsel under which, effective December 30, 2006, $3,386 of the debt was converted into 3,847,475 common shares of C2 at a price of $0.88 per share. At the same time, the $80,196 remaining balance of the debt was forgiven by Counsel. The debt forgiveness was recorded as a capital contribution by Counsel in the consolidated financial statements for the year ending December 31, 2006.

The Company has not realized revenues from continuing operations since 2004, and there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing from third parties in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed in Note 1 of the unaudited condensed consolidated financial statements, in order to continue as a going concern. Although the Company commenced litigation in June 2006 in order to realize this value, there is no certainty that the Company’s litigation will be successful. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

A summary of the Company’s debt is as follows:

		March 31, 2007			December 31, 2006
	Maturity Date	Gross debt	Discounts	Reported debt	Gross debt	Discounts (1)	Reported debt
Convertible note payable	October 14, 2007(2)	$—	$—	$—	$1,471	$(172)	$1,299

Note payable to a related party	October 31, 2007	1,853	—	1,853	6	—	6

Total outstanding debt		$1,853	$—	$1,853	$1,477	$(172)	$1,305

(1)	Beneficial conversion feature, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

(2)	Refers to original maturity date. As discussed in Note 7 to the unaudited condensed consolidated financial statements, the note was prepaid in full effective January 10, 2007.

Working Capital

     Cash and cash equivalents were $3 at both March 31, 2007 and December 31, 2006.

     Our working capital deficit increased $572 to $2,354 as of March 31, 2007, from $1,782 as of December 31, 2006. The increase was primarily due to advances from Counsel of $1,811 and the capitalization of $36 interest on those advances, although these were partially offset by the repayment of the $1,471 Note owing at December 31, 2006. As well, the Note repayment resulted in the elimination of $60 deferred financing costs and $166 debt discount that were associated with the Note, which further increased the working capital deficit. Although Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007, the Company’s long-term viability is dependent upon success in the pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives.

Cash flows from operating activities

Cash used in operating activities (excluding discontinued operations) during the three months ended March 31, 2007 was $347, as compared to cash used of $1,055 during the same period in 2006. The Company’s loss from continuing operations decreased $2,109 to $625 in 2007, compared to $2,734 in 2006. The decrease is primarily due to the reduction in the interest expense on the Company’s related party debt. As well, the reduced scale of the operations of the business resulted in a decrease in expenses such as accounting and legal fees. In 2007, the Company had a loss of $2 from discontinued operations, compared to income of $3,692 in 2006. The 2006 income was primarily due to the gain on the sale of the Company’s shares in WXC Corp., as discussed in Note 8 of the unaudited condensed consolidated financial statements.

The most significant change in non-cash items during the three months ended March 31, 2007, as compared to the same period in 2006, was the $1,760 reduction of accrued interest added to related party debt from $1,796 to $36. This was due to the December 30, 2006 forgiveness of the related party debt outstanding at that date, as discussed in Note 7 of the unaudited condensed consolidated financial statements. As well, during the first three months of 2006 the Company recorded an expense of $464 relating to the amortization of a discount on related party debt; due to the debt forgiveness, there was no similar expense in 2007. During the first three months of 2007, the Company recorded a $224 non-cash loss on the repayment of the Note, as discussed in Note 7 of the unaudited condensed consolidated financial statements, primarily related to the write-off of unamortized deferred financing costs and debt discount. The Company’s use of cash during the first three months of 2007 to reduce accounts payable was primarily to pay legal and accounting accruals.

Cash flows from investing activities

No net cash was provided or used by investing activities of continuing operations during the three months ended March 31, 2007 or 2006.

Cash flows from financing activities

Financing activities provided net cash of $349 during the three months ended March 31, 2007, as compared to $877 for the same period in 2006.

Counsel advanced $1,811 during the first three months of 2007, compared to $877 in the first three months of 2006. The 2007 advances were largely used to fund the repayment in full of the third party Note that was outstanding at December 31, 2006 and, consequently, the repayment of the Note during the three months ended March 31, 2007 was $1,462 compared to $441 in the same period of 2006. In the third quarter of 2005, the Company placed $1,800 into a restricted account in favor of the Note holder, as replacement security for the security released in conjunction with the disposition of the Telecommunication operations. During 2006 the Note holder applied these restricted funds to the monthly principal payments due on the convertible note. As a result, the payments made during the first three months of 2006 did not require funding from Counsel.

Following the disposition of the Telecommunications business in September 2005, and the repayment of the Note in January 2007, the Company’s cash requirements have substantially decreased.

Management’s Discussion of Results of Operations

Three-Month Period Ended March 31, 2007 Compared to Three-Month Period Ended March 31, 2006

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

     Technologies revenues were $0 during the three months ended March 31 in both 2007 and 2006.

     Selling, general, administrative and other expense was $279 during the three months ended March 31, 2007 as compared to $390 for the three months ended March 31, 2006. The significant items included:

•
Compensation expense was $78 in the first quarter of 2007, compared to $13 in the first quarter of 2006. The quarterly salary earned by the CEO of C2 remained unchanged at $35; however, stock-based compensation expense increased by $14, from $29 in 2006 to $43 in 2007. In the first quarter of 2006 the Company incurred compensation expense of $19 for a Technologies employee; there was no corresponding expense in 2007 as the employee was terminated in the second quarter of 2006. Also, in the first quarter of 2006, the Company recorded a credit of $69 relating to the reversal of bonus expense accrued in 2005 that was subsequently determined not to be warranted.

•
Legal expenses in the first quarter of 2007 were $21, compared to $95 in the first quarter of 2006. The greater expense in 2006 primarily relates to the termination or settlement of litigation that had commenced in prior years; there were no similar items in 2007. Also, in 2007 there was less activity associated with the outstanding direct and derivative actions against the Company.

•
Accounting and tax consulting expenses were $38 in the first quarter of 2007, compared to $105 in the first quarter of 2006. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•	Fees paid to the members of our Board of Directors were $28 in the first quarter of 2007, essentially unchanged from $26 in the first quarter of 2006.

•	Management fees charged by our controlling stockholder, Counsel, were $56 in the first quarter of both 2007 and 2006.

•	Directors and officers insurance expense was $37 in both 2007 and 2006.

Depreciation and amortization - This expense was $5 in the first quarter of both 2007 and 2006, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense was $36 in the first quarter of 2007, as compared to $2,260 in the first quarter of 2006. The decrease of $2,224 is primarily due to the decrease in the balance owing to Counsel. At March 31, 2007, the balance of the related party debt was $1,853, as compared to a balance of $76,319 at March 31, 2006. As discussed in Note 7 of the unaudited condensed consolidated financial statements, at December 30, 2006 Counsel converted a portion of its debt into 3,847,475 shares of the Company’s common stock, and forgave the balance then owing. It should also be noted that related party interest expense in the first quarter of 2006 included $464 of amortization of the beneficial conversion feature (“BCF”) related to Counsel’s ability to convert a portion of its debt to equity. The BCF was fully amortized in 2006, prior to the debt forgiveness by Counsel, and therefore there was no corresponding expense in the first quarter of 2007.

•
Third party interest expense was $12 during the first quarter of 2007, as compared to $82 during the first quarter of 2006. All of the interest expense related to the Note and the warrant to purchase common stock, both held by the Company’s third party lender. As discussed in Note 7 of the unaudited condensed consolidated financial statements, the loan was prepaid in full effective January 10, 2007, and therefore the 2007 expense consists of interest and discount amortization for only ten days. In the first quarter of 2006, the combined interest expense and discount amortization were $160, partially offset by a credit of $78 as a mark to market adjustment on the warrant to purchase common stock. The 2006 mark to market adjustment on the warrant was based on the closing price of the Company’s common stock on the last day of each quarter. As discussed in Note 7 of the unaudited condensed consolidated financial statements, in the fourth quarter of 2006 the warrant was transferred to stockholders’ equity and therefore no mark to market adjustment was required in the first quarter of 2007.

•
In the first quarter of 2007, the Company had other expense of $293, as compared to income of $3 during the first quarter of 2006. The $293 is the loss incurred by the Company related to its prepayment of the debt owed to the third party lender, as detailed in Note 7 of the unaudited condensed consolidated financial statements. The income in 2006 related to interest earned on cash deposits.

Discontinued operations - In the first quarter of 2007, the Company reported a loss of $2 from discontinued operations (net of tax of $0), as compared to income of $3,692 (net of tax of $0) reported in the first quarter of 2006. The 2007 loss consists of Telecommunications-related taxes and regulatory fees. The 2006 gain consists of $47 of income related to Telecommunications operations for the quarter, and the $3,645 gain recognized on the sale of the shares of WXCC, as discussed in Note 8 of the unaudited condensed consolidated financial statements.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the minimal amount of our cash and cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term, which is our only outstanding debt.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2007. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 11 of the unaudited condensed consolidated financial statements, which are included in Part I of this Report, and hereby incorporated by reference into this Part II, for a discussion of the Company’s legal proceedings.

Item 1A.  Risk Factors

There have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. - Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
10.1	Promissory Note for $1,613,000.00 dated March 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation.

10.2	Promissory Note for $56,250.00 dated March 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation.

10.3	Promissory Note for $142,050.31 dated March 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: May 4, 2007	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and Chief Executive Officer

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary