Form 10-Q
period 2007-06-30
C2 Global Technologies Inc
filed 2007-08-03
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 2, 2007, there were 23,094,850 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.
C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands of dollars, except share and per share amounts)	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3	$3
Other current assets	4	70
Total current assets	7	73
Other assets:
Intangible assets, net (Note 5)	30	40
Goodwill (Note 5)	173	173
Investments (Note 6)	1,100	1,100
Total assets	$1,310	$1,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$548	$550
Convertible note payable, net of unamortized discount (Note 7)	—	1,299
Note payable to a related party (Note 7)	2,148	6
Total liabilities	2,696	1,855

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 612; liquidation preference of $612 at June 30, 2007 and December 31, 2006	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 23,094,850 at June 30, 2007 and 23,084,850 at December 31, 2006	231	231
Additional paid-in capital	274,592	274,499
Accumulated deficit	(276,215)	(275,205)

Total stockholders’ deficit	(1,386)	(469)

Total liabilities and stockholders’ deficit	$1,310	$1,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars, except per share amounts)	2007	2006	2007	2006

Revenue	$—	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	314	351	593	741
Depreciation and amortization	5	5	10	10
Total operating costs and expenses	319	356	603	751
Operating loss	(319)	(356)	(603)	(751)
Other income (expense):
Interest expense – related party (Note 7)	(47)	(2,308)	(83)	(4,568)
Interest expense – third party	—	(901)	(12)	(983)
Other income (expense)	1	113	(292)	116
Total other expense	(46)	(3,096)	(387)	(5,435)
Loss from continuing operations	(365)	(3,452)	(990)	(6,186)
Income (loss) from discontinued operations (net of $0 tax) (Note 8)	(18)	659	(20)	4,351
Net loss	$(383)	$(2,793)	$(1,010)	$(1,835)
Basic and diluted weighted average shares outstanding (in thousands)	23,095	19,237	23,094	19,237
Net income (loss) per common share – basic and diluted: (Note 2)
Loss from continuing operations	$(0.01)	$(0.18)	$(0.04)	$(0.32)
Income from discontinued operations	—	0.04	—	0.23
Net loss per common share	$(0.01)	$(0.14)	$(0.04)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period ended June 30, 2007

(in thousands of dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit

Balance at December 31, 2005	618	$6	19,237,135	$192	$189,162	$(267,302)
Conversion of Series N preferred stock to common stock	(6)	—	240	—	—	—
Conversion of related party debt to common stock	—	—	3,847,475	39	3,347	—
Forgiveness of related party debt	—	—	—	—	80,196	—
Transfer of warrant to equity	—	—	—	—	430	(227)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,225	—
Compensation cost related to stock options	—	—	—	—	139	—
Net loss	—	—	—	—	—	(7,676)
Balance at December 31, 2006	612	6	23,084,850	231	274,499	(275,205)
Conversion of third party debt to common stock	—	—	10,000	—	7	—
Compensation cost related to stock options	—	—	—	—	86	—
Net loss	—	—	—	—	—	(1,010)
Balance at June 30, 2007	612	$6	23,094,850	$231	$274,592	$(276,215)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,010)	$(1,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	20	(4,351)
Depreciation and amortization	10	10
Amortization of discount and debt issuance costs on notes payable to a related party	—	906
Amortization of discount and debt issuance costs on convertible note payable	8	147
Accrued interest added to notes payable to a related party	83	3,662
Non-cash loss on conversion of third party debt to equity	224	—
Stock compensation expense	86	57
Mark to market adjustment of warrant to purchase common stock	—	668
	(579)	(736)
Increase (decrease) in operating assets and liabilities:
Other assets	4	116
Accounts payable and accrued liabilities	(2)	(879)
Net cash used in operating activities by continuing operations	(577)	(1,499)
Net cash used in operating activities by discontinued operations	(20)	(161)
Net cash used in operating activities	(597)	(1,660)

Cash flows from investing activities:
Net cash used in investing activities of continuing and discontinued operations	—	—

Cash flows from financing activities:
Increase in notes payable to a related party	2,059	1,343
Use of restricted cash to pay convertible note payable	—	882
Repayment of convertible note payable	(1,462)	(882)
Net cash provided by financing activities of continuing operations	597	1,343
Decrease in cash and cash equivalents	—	(317)
Cash and cash equivalents at beginning of period	3	327
Cash and cash equivalents at end of period	$3	$10

Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$—	$4,324
Discount in connection with convertible notes payable to related parties	—	808

Supplemental cash flow information:
Taxes paid	6	3
Interest paid	21	199

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 – Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of C2 Global Technologies Inc. and its wholly-owned subsidiaries, including C2 Communications Technologies Inc. These entities, on a combined basis, are referred to as “C2”, the “Company”, or “we” in these unaudited condensed consolidated financial statements. Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

 C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business in September 2005, as discussed in Note 8 to these unaudited condensed consolidated financial statements, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property.

 Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2006 condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The June 30, 2007 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

     The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of those to be expected for the entire year ending December 31, 2007.

Note 2 – Summary of Significant Accounting Policies

Net earnings (loss) per share

     Basic earnings (loss) per share is computed based on the weighted average number of C2 common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, since they are assumed to be exercised or converted, except when their effect would be anti-dilutive. As the Company had a loss from continuing operations for the six-month periods ended June 30, 2007 and 2006, diluted loss per share is not presented.

     Potential common shares that were not included in the computation of diluted earnings per share, because they would have been anti-dilutive, are as follows:

	June 30,
	2007	2006

Assumed conversion of Series N preferred stock	24,480	24,480
Assumed conversion of note payable to a related party	—	3,805,028
Assumed conversion of convertible note payable	—	2,673,797
Assumed exercise of options and warrant to purchase shares of common stock	2,106,159	1,699,526
	2,130,639	8,202,831

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

Investments

Investments are accounted for under the cost method, as the equity securities or the underlying common stock are not readily marketable, the Company currently plans to hold the investments to maturity, and the Company’s ownership interest does not allow it to exercise significant influence over the entity. The Company monitors these investments for impairment by considering current factors including the economic environment and market conditions, as well as the operational performance and other specific factors relating to the business underlying the investments. The Company will record other than temporary impairments in carrying values in the appropriate circumstances, such as a decision to sell an investment rather than hold it to maturity. The fair values of the securities are estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee, and other investee-specific information. Impairments, dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations. See Note 6 for further discussion of the Company’s investment in convertible preferred stock.

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

Income taxes

The Company records deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company periodically assesses the value of its deferred tax asset, which has been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material effect on the financial position, operations or cash flow of the Company. See Note 9 for further discussion of the Company’s income taxes.

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

Note 3 – Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, at June 30, 2007 we had a stockholders’ deficit of $1,386 (December 31, 2006 - $469) and negative working capital of $2,689 (December 31, 2006 - $1,782). The $907 increase in the working capital deficit was primarily due to $2,059 in advances from our majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”), and the capitalization of $83 interest on those advances, partially offset by the conversion and repayment of the $1,471 convertible note (the “Note”) owing to a third party lender at December 31, 2006. The Note’s repayment also resulted in the elimination of its associated $60 deferred financing costs and $166 debt discount, further increasing the working capital deficit.

As a result of the Note repayment on January 10, 2007, as discussed in Note 7 to these unaudited condensed consolidated financial statements, the Company had no third party debt at June 30, 2007, compared to the $1,471 owed at December 31, 2006. Prior to its repayment, the Note was secured by all the assets of the Company and guaranteed by Counsel through its original maturity of October 2007.

Related party debt owing to our 93% common stockholder, Counsel, is $2,148 at June 30, 2007 compared to $6 at December 31, 2006. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt is scheduled to mature on October 31, 2007. Until December 31, 2006, the debt was supported by Counsel’s Keep Well agreement with C2, which required Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. The Keep Well was not formally extended beyond its December 31, 2006 maturity, but Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

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

Note 4 – Stock-Based Compensation

At June 30, 2007, the Company has several stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of SFAS No. 123(R), which it adopted on January 1, 2006.

The Company’s stock-based compensation expense for the three and six months ended June 30, 2007, respectively, is $43 and $86, as compared to $28 and $57 for the same periods ended June 30, 2006. Basic and diluted net loss per share for the three and six months ended June 30, 2007 and 2006, respectively, was not affected by the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows for the three and six months ended June 30, 2007 and 2006, respectively, as there were no exercises of stock options during the first six months of either year, and therefore no stock option-related cash flows were generated.

The fair value compensation costs relating to stock options in the first six months of 2007 and 2006 were determined using historical Black-Scholes input information at grant dates between 2003 and 2007. These inputs included expected volatility between 79% and 98%, risk-free interest rates between 3.12% and 5.07%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of June 30, 2007, the total unrecognized stock-based compensation expense related to unvested stock options was $256, which is expected to be recognized over a weighted average period of approximately 15 months.

The table below presents information regarding all stock options outstanding at June 30, 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,096,326	$19.52
Granted	30,000	$0.70
Expired	(20,167)	$78.00
Outstanding at June 30, 2007	1,106,159	$17.91

Options exercisable at June 30, 2007	495,346	$38.40

No options were forfeited or exercised during the six months ending June 30, 2007.

The aggregate intrinsic value of options outstanding at June 30, 2007 was $0, based on the Company’s closing stock price of $0.40 as of the last business day of the period ended June 30, 2007. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At June 30, 2007, all of the outstanding options had exercise prices greater than $0.40.

The table below presents information regarding unvested stock options outstanding at June 30, 2007:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	596,625	$0.63
Granted	30,000	$0.46
Vested	(15,812)	$0.40
Forfeited	—	—
Unvested at June 30, 2007	610,813	$0.63

The total fair value of shares vesting during the three and six months ending June 30, 2007 was $5 and $6, respectively.

Note 5 – Composition of Certain Financial Statements Captions

Intangible assets consisted of the following:

	June 30, 2007
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(70)	$30

	December 31, 2006
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(60)	$40

Amortization expense relating to patent rights was $5 for each of the three month periods ended June 30, 2007 and 2006, and $10 for each of the six month periods ended June 30, 2007 and 2006.

The Company’s goodwill relates to an investment in a subsidiary company that holds the rights to some of the Company’s patents.

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2007	December 31, 2006
Regulatory and legal fees	$35	$53
Accounting, auditing and tax consulting	85	126
Telecommunications and related costs	91	77
Sales and other taxes	62	72
Remuneration and benefits	147	101
Accrued interest	—	17
Other	128	104

Total accounts payable and accrued liabilities	$548	$550

Note 6 – Investments

The Company’s investments as of June 30, 2007 consist of a convertible preferred stock holding in AccessLine Communications Corporation (“AccessLine”), a privately-held corporation. AccessLine provides hosted communications and managed voice services for Fortune 100 corporations and technology services partners. In the second quarter of 2003, the Company received 7,121,585 shares of Series D preferred stock valued at $0.15446 per share, or $1,100 in total, as consideration for a paid-up, non-exclusive perpetual license of the Company’s patents and the right to use the Company’s licensed technology for the sole purpose of providing enhanced telecommunications services to its customers and resellers. The Series D preferred stock is convertible at the option of the Company at any time, or upon the closing of a public offering. It accrues cumulative dividends from the date of issuance at the rate of $0.0154 per share per annum. The Series D preferred stock is mandatorily redeemable on June 23, 2008, at $0.15446 per share plus all accrued and unpaid dividends. The Company intends to hold the AccessLine investment to maturity, and accounts for the investment under the cost method. At each balance sheet date, the Company estimates the fair value of the securities using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee, and other investee-specific information, and the Company will record an other than temporary impairment of the investment in the event the Company concludes that such impairment has occurred. Based on the Company’s analysis, there has been no impairment in the fair value of this investment as of June 30, 2007.

Note 7 – Debt

The Company’s outstanding debt consists of the following:

	June 30, 2007			December 31, 2006
	Gross debt	Discounts	Reported debt	Gross debt	Discounts (1)	Reported debt
Note payable to Counsel, interest at 10.0%	$2,148	$—	$2,148	$6	$—	$6
Convertible note, convertible to common stock, interest at WSJ prime plus 3.0% (11.25% at December 31, 2006)	—	—	—	1,471	(172)	1,299
	2,148	—	2,148	1,477	(172)	1,305
Less current portion	2,148	—	2,148	1,477	(172)	1,305
Long-term debt, less current portion	$—	$—	$—	$—	$—	$—

(1) Beneficial conversion feature, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable to a related party	$2,148	$2,148	$—	$—	$—

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

Note payable to a related party

The related party note payable to Counsel is currently scheduled to mature on October 31, 2007. The note is subject to acceleration in certain circumstances including certain events of default. Interest on the related party note accrues to principal quarterly and, accordingly, the Company has no cash payment obligations to Counsel prior to the debt’s maturity. During the first six months of 2007, Counsel advanced $2,059 and accrued interest added to principal was $83. Previously, Counsel, via a “Keep Well” agreement that matured on December 31, 2006, had agreed to fund the cash requirements of C2. Although this agreement was not extended beyond its maturity date, Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

For further discussion of the note payable and other transactions with Counsel, see Note 3 and Note 10.

Convertible note payable to a third party

On October 14, 2004, the Company issued the Note with a detachable warrant to a third party lender, in the principal amount of $5,000, due October 14, 2007. The Note provided that the principal amount outstanding bore interest at the prime rate as published in the Wall Street Journal plus 3% (but not less than 7% per annum) decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) above the fixed conversion price following the effective date of the registration statement covering the common stock issuable upon conversion of the Note. Interest was payable monthly in arrears. Principal was payable at the rate of approximately $147 per month, in cash or, in certain circumstances, in registered common stock. In the event the monthly payment was paid in cash, the Company paid 102% of the amount due. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, at the inception of the Note the Company analyzed the various embedded derivative elements of the debt and concluded that all of the individual elements should be characterized as debt for accounting purposes and that the embedded derivative elements had nominal value. The value of the embedded derivative elements of the debt was reassessed quarterly on a mark-to-market basis, and remained nominal.

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

Amount paid to third party lender	$1,388
Balance of Note owing at January 10, 2007, net of $8.8 converted to common shares	(1,315)
Accrued interest owing for period January 1 – 10, 2007	(4)
Net premium paid	69
Premium related to excess of $0.88 conversion price over $0.70 market price: 10,000 shares x $0.18	(2)
Write-off unamortized discount and financing costs	226
Net loss on prepayment of Note	$293

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

Effective October 1, 2006, upon the Company’s adoption of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), the Warrant was reclassified to stockholders’ equity in the Company’s consolidated financial statements. This reclassification, which is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ending December 31, 2006, as filed with the SEC, had the following impact on the Company’s financial position: long-term liabilities were reduced by $203, the fair value of the Warrant at October 1, 2006, and stockholders’ deficit was decreased by $430, the fair value of the Warrant when issued. The difference between these two amounts, $227, was recorded as a charge to accumulated deficit. At the date of adoption of FSP EITF 00-19-2, and at June 30, 2007, the Company’s assessment was that payments relating to the registration payment arrangement were not probable. The Company has therefore not recorded any liability in connection with such a payment.

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

Note 9 – Income Taxes

     The Company recognized no income tax benefit from its losses in the six months ended June 30, 2007 or 2006 because of the uncertainty surrounding the realization of the related deferred tax asset.

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

The Company has a history of tax losses arising from 1991 to the present. All loss taxation years remain open for audit pending their application against income in a subsequent taxation year. In general, the statute of limitations expires 3 years from the date that a Company files a tax return applying prior year tax loss carryforwards against income in the later year. In 2006, the Company applied historic tax loss carryforwards against debt forgiveness income. The Company’s remaining tax loss carryforwards at the end of 2006 comprised approximately $51,000 of unrestricted net operating tax losses, $35,000 of restricted tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,000 of unrestricted capital losses.

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

Note 10 – Related Party Transactions

During the six months ended June 30, 2007, Counsel advanced $2,059 to the Company, and converted $83 of interest payable to principal. The loan from Counsel is currently scheduled to mature on October 31, 2007 and accrues interest at 10%, with interest compounding quarterly. The loan is subject to an accelerated maturity in certain circumstances. For further discussion of the loan transactions with Counsel, see Note 3 and Note 7.

The Chief Executive Officer (“CEO”) of C2 is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of 100% of the base salary. No bonus was paid for the year ended December 31, 2006. Such compensation is expensed by C2.

In December 2004, C2 entered into a Management Services Agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided to the Company by certain Counsel personnel for the calendar years of 2004 and 2005. The basis for such services charged was an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. In December 2005 and May 2007, C2 entered into similar agreements with Counsel for services to be provided by Counsel in 2006 and 2007, respectively, with the allocation determined on the same basis as the Agreement. For the first six months of both 2007 and 2006, the allocated cost was $113. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.

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

The Company, Counsel Communications LLC, Counsel Corporation and four of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. There is no assurance that this matter will be resolved in the Company’s favor and an unfavorable outcome of this matter could have a material adverse impact on its business, results of operations, financial position or liquidity. In February 2006, the plaintiffs in both this action and the derivative action described above changed attorneys. On July 31, 2007, the trial date for both actions was moved to June 6, 2008.

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

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas on June 15, 2006. The complaint alleges that the above companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs. There is no assurance that the Company will be successful in this litigation. In April 2007, a trial date of August 4, 2008 was set for the lawsuit. In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.

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

C2 owns certain patents, detailed below under “Company History” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from its target market by enforcing its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleges that these companies’ VoIP services and systems infringe C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages, and costs. In April 2007, a trial date of August 4, 2008 was set for the lawsuit. In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice.

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

Intellectual Property

In the fourth quarter of 2005, the Company was awarded patents for the VoIP Patent from the People’s Republic of China and in Canada, and also received a Notice of Allowance in Canada for the C2 Patent. The Canadian patent was subsequently granted on October 10, 2006. In the third quarter of 2006, the Company was awarded a patent for the VoIP Patent from Hong Kong, and in the fourth quarter of 2006, the European Patent Office advised that it intends to grant C2 a European patent that is equivalent to the VoIP Patent. A decision to grant a European patent was published on March 21, 2007 and in June 2007 the Company applied for the validation of the patent in fifteen European countries.

In addition to the C2 and VoIP Patents, which cover the foundation of any VoIP system, our patent portfolio includes:

Private IP Communication Network Architecture (U.S. Patent No. 7,215,663 granted May 8, 2007) - This invention relates generally to multimedia communications networks. The patent’s Internet Linked Network Architecture delivers telecommunication type services across a network utilizing digital technology. The unique breadth and flexibility of telecommunication services offered by the Internet Linked Network Architecture flow directly from the network over which they are delivered and the underlying design principles and architectural decisions employed during its creation.

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

Below is a summary of the Company’s issued and pending patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373	Issued: June 5, 2001 Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000 Expires: October 29, 2016

		People’s Republic of China No. ZL96199457.6	Issued: December 14, 2005 Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005 Expires: October 29, 2016

		Hong Kong No. HK1018372	Issued: August 11, 2006 Expires: October 29, 2016

		Europe	Decision to grant patent published March 21, 2007

	Internet Transmission System (“C2 Patent”)	U.S. No. 6,438,124	Issued: August 20, 2002 Expires: July 22, 2018

		People’s Republic of China No. ZL97192954.8	Issued: May 21, 2004 Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006 Expires: February 5, 2017

	Private IP Communication Network Architecture	U.S. No. 7,215,663	Issued: May 8, 2007 Expires: June 12, 2017

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

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

Recent legislation in the United States, including the Sarbanes-Oxley Act of 2002, has increased regulatory and compliance costs as well as the scope and cost of work provided to us by our independent registered public accountants and legal advisors. Based on the current timetable, the Company will be subject to Section 404 reporting for the fiscal year ending December 31, 2007. As implementation guidelines continue to evolve, we expect to incur costs, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies, thereby reducing profitability.

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

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

As a result of our substantial operating losses and negative cash flows from operations, at June 30, 2007 we had a stockholders’ deficit of $1,386 (December 31, 2006 - $469) and negative working capital of $2,689 (December 31, 2006 - $1,782). The $907 increase in the working capital deficit was primarily due to $2,059 in advances from Counsel, and the capitalization of $83 interest on those advances, partially offset by the conversion and repayment of the $1,471 convertible note (the “Note”) owing to a third party lender at December 31, 2006. The Note’s repayment also resulted in the elimination of its associated $60 deferred financing costs and $166 debt discount, further increasing the working capital deficit.

As a result of the Note repayment on January 10, 2007, as discussed in Note 7 to the unaudited condensed consolidated financial statements, the Company had no third party debt at June 30, 2007, compared to the $1,471 owed at December 31, 2006. Prior to its repayment, the Note was secured by all the assets of the Company and guaranteed by Counsel through its original maturity of October 2007.

Related party debt owing to our 93% common stockholder, Counsel, is $2,148 at June 30, 2007 compared to $6 at December 31, 2006. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt is scheduled to mature on October 31, 2007. Until December 31, 2006, the debt was supported by Counsel’s Keep Well agreement with C2, which required Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. The Keep Well was not formally extended beyond its December 31, 2006 maturity, but Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007.

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

A summary of the Company’s debt is as follows:
			June 30, 2007		December 31, 2006
	Maturity Date	Gross debt	Discounts	Reported debt	Gross debt	Discounts (1)	Reported debt
Convertible note payable	October 14, 2007(2)	$—	$—	$—	$1,471	$(172)	$1,299

Note payable to a related party	October 31, 2007	2,148	—	2,148	6	—	6

Total outstanding debt		$2,148	$—	$2,148	$1,477	$(172)	$1,305

(1)	Beneficial conversion feature, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

(2)	Refers to original maturity date. As discussed in Note 7 to the unaudited condensed consolidated financial statements, the note was prepaid in full effective January 10, 2007.

Working Capital

Cash and cash equivalents were $3 at both June 30, 2007 and December 31, 2006.

     Our working capital deficit increased $907 to $2,689 as of June 30, 2007, from $1,782 as of December 31, 2006. The increase was primarily due to advances from Counsel of $2,059 and the capitalization of $83 interest on those advances, although these were partially offset by the repayment of the $1,471 Note owing at December 31, 2006. As well, the Note repayment resulted in the elimination of $60 of deferred financing costs and a $166 debt discount that were associated with the Note, which further increased the working capital deficit. Although Counsel has indicated that it will fund the Company’s minimal cash requirements until at least October 31, 2007, the Company’s long-term viability is dependent upon success in the pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives.

Cash flows from operating activities

Cash used in operating activities (excluding discontinued operations) during the six months ended June 30, 2007 was $577, as compared to cash used of $1,499 during the same period in 2006. The Company’s loss from continuing operations decreased $5,196 to $990 in 2007, compared to $6,186 in 2006. The decrease is primarily due to a reduction of $4,485 in the interest expense on the Company’s related party debt, from $4,568 in 2006 to $83 in 2007. Additionally, interest on third party debt was reduced by $971, from $983 in 2006 to $12 in 2007, due to the repayment in full of the third party debt in January 2007. In 2007, the Company had a loss of $20 from discontinued operations, compared to income of $4,351 in 2006. The 2007 loss was primarily due to accruals of $14 for network liabilities that were retained when the telecommunications operations were sold in 2005, as discussed in Note 8 of the unaudited condensed consolidated financial statements. The 2006 income was primarily due to the gains on the sale of the Company’s shares in WXCC and ILC, as also discussed in Note 8.

The most significant change in non-cash items during the six months ended June 30, 2007, as compared to the same period in 2006, was the $3,579 reduction of accrued interest added to related party debt from $3,662 to $83. This was due to the December 30, 2006 forgiveness of $80,196 of related party debt outstanding at that date, as discussed in Note 7 of the unaudited condensed consolidated financial statements. As well, during the first six months of 2006 the Company recorded an expense of $906 relating to the amortization of a discount on related party debt; due to the debt forgiveness, there was no similar expense in 2007. During the first six months of 2007, the Company recorded a $224 non-cash loss on the repayment of the Note, as discussed in Note 7, primarily related to the write-off of unamortized deferred financing costs and debt discount.

Cash flows from investing activities

No net cash was provided or used by investing activities of continuing operations during the six months ended June 30, 2007 or 2006.

Cash flows from financing activities

Financing activities provided net cash of $597 during the six months ended June 30, 2007, as compared to $1,343 for the same period in 2006.

Counsel advanced $2,059 during the first six months of 2007, compared to $1,343 in the first six months of 2006. The 2007 advances were largely used to fund the January repayment in full of the third party Note that was outstanding at December 31, 2006 and, consequently, the repayment of the Note during the six months ended June 30, 2007 was $1,462 compared to $882 in the same period of 2006. In the third quarter of 2005, the Company placed $1,800 into a restricted account in favor of the Note holder, as replacement security for the security released in conjunction with the disposition of the Telecommunication operations. During 2006 the Note holder applied these restricted funds to the monthly principal payments due on the convertible note. As a result, the payments made during the first six months of 2006 did not require funding from Counsel.

The remainder of the advances from Counsel during the first six months of 2006 were used to fund operating expenses such as legal, accounting, directors’ fees and insurance. Following the disposition of the Telecommunications business in September 2005, and the repayment of the Note in January 2007, the Company’s operating cash requirements have substantially decreased.

Management’s Discussion of Results of Operations

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

Revenue and contributions from this business to date have been based on the sales and deployments of our VoIP solutions, which we are no longer directly marketing, rather than on the receipt of licensing fees and royalties. The timing and size of various projects has resulted in a continued pattern of fluctuating financial results. We expect to generate licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights. In connection with the 2003 acquisition of U.S. Patent No. 6,243,373, the Company agreed to remit, to the former owner of the patent, 35% of the net proceeds from future revenue derived from the licensing of the VoIP Patent Portfolio. Net proceeds are defined as revenue from licensing the VoIP Patent Portfolio less costs necessary to obtain the licensing arrangement. To date, no payments have been made to the former owner of the patent. As we earn patent licensing revenues, we expect to incur the associated costs.

Three-Month Period Ended June 30, 2007 Compared to Three-Month Period Ended June 30, 2006

    Technologies revenues were $0 during the three months ended June 30 in both 2007 and 2006.

    Selling, general, administrative and other expense was $314 during the three months ended June 30, 2007 as compared to $351 for the three months ended June 30, 2006. The significant items included:

•
Compensation expense was $78 in the second quarter of 2007, compared to $70 in the second quarter of 2006. The quarterly salary earned by the CEO of C2 remained unchanged at $34; however, stock-based compensation expense increased by $16, from $28 in 2006 to $44 in 2007.  In the second quarter of 2006 the Company incurred compensation expense of $8 for a Technologies employee; there was no corresponding expense in 2007 as the employee was terminated in the second quarter of 2006.

•
Legal expenses in the second quarter of 2007 were $22, compared to $38 in the second quarter of 2006. The greater expense in 2006 primarily relates to the termination or settlement of litigation that had commenced in prior years; there were no similar items in 2007. Also, in 2007 there was less activity associated with the outstanding direct and derivative actions against the Company.

•
Accounting and tax consulting expenses were $31 in the second quarter of 2007, compared to $129 in the second quarter of 2006. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•	Fees paid to the members of our Board of Directors were $26 in the second quarter of 2007, essentially unchanged from $25 in the second quarter of 2006.

•	Management fees charged by our controlling stockholder, Counsel, were $56 in the second quarter of both 2007 and 2006.

•	Directors and officers insurance expense was $37 in both 2007 and 2006.

•	In the second quarter of 2007, the Company incurred expenses of $60 with respect to filing fees for patents being issued in various European countries. There was no corresponding expense in 2006.

Depreciation and amortization – This expense was $5 in the second quarter of both 2007 and 2006, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense was $47 in the second quarter of 2007, as compared to $2,308 in the second quarter of 2006. The decrease of $2,261 is primarily due to the decrease in the balance owing to Counsel. At June 30, 2007, the balance of the related party debt was $2,148, as compared to a balance of $78,650 at June 30, 2006. As discussed in Note 7 of the unaudited condensed consolidated financial statements, at December 30, 2006 Counsel converted a portion of its debt into 3,847,475 shares of the Company’s common stock, and forgave the balance then owing. It should also be noted that related party interest expense in the second quarter of 2006 included $441 of amortization of the beneficial conversion feature (“BCF”) related to Counsel’s ability to convert a portion of its debt to equity. The BCF was fully amortized in 2006, prior to the debt forgiveness by Counsel, and therefore there has been no corresponding expense in 2007.

•
There was no third party interest expense during the second quarter of 2007, as compared to $901 during the second quarter of 2006. All of the 2006 interest expense related to the Note and the warrant to purchase common stock, both held by the Company’s third party lender. As discussed in Note 7, the loan was prepaid in full effective January 10, 2007. In the second quarter of 2006, the combined interest expense and discount amortization were $155, and the Company recorded an additional expense of $746 as a mark to market adjustment on the warrant to purchase common stock. The 2006 mark to market adjustment on the warrant was based on the closing price of the Company’s common stock on the last day of each quarter. As discussed in Note 7, in the fourth quarter of 2006 the warrant was transferred to stockholders’ equity and therefore no mark to market adjustments have been required in 2007.

•
In the second quarter of 2007, the Company had other income of $1, consisting of bank interest, as compared to income of $113 during the second quarter of 2006. The majority of the income in 2006 related to settlement agreements with certain carriers, which resulted in the recovery of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy.

Discontinued operations – In the second quarter of 2007, the Company reported a loss of $18 from discontinued operations (net of tax of $0), as compared to income of $659 (net of tax of $0) reported in the second quarter of 2006. The 2007 loss primarily consists of $14 of network expenses relating to liabilities that were retained when the Telecommunications operations were sold in 2005, with the balance being telecommunications-related taxes and regulatory fees. The 2006 income consists of a $6 loss related to Telecommunications operations for the quarter, and the $665 gain recognized on the sale of the shares of ILC, as discussed in Note 8 of the unaudited condensed consolidated financial statements.

Six-Month Period Ended June 30, 2007 Compared to Six-Month Period Ended June 30, 2006

Technologies revenues were $0 during the six months ended June 30 in both 2007 and 2006.

Selling, general, administrative and other expense was $593 during the six months ended June 30, 2007 as compared to $741 for the six months ended June 30, 2006. The significant items included:

•
Compensation expense was $155 in the first half of 2007, compared to $83 in the first half of 2006. The salary earned by the CEO of C2 remained unchanged at $69; however, stock-based compensation expense increased by $29, from $57 in 2006 to $86 in 2007. In the first half of 2006 the Company incurred compensation expense of $27 for a Technologies employee; there was no corresponding expense in 2007 as the employee was terminated in the second quarter of 2006. Also, in the first quarter of 2006, the Company recorded a credit of $69 relating to the reversal of bonus expense accrued in 2005 that was subsequently determined not to be warranted; there were no similar transactions in 2007.

•
Legal expenses in the first half of 2007 were $43, compared to $133 in the first half of 2006. The greater expense in 2006 primarily relates to the termination or settlement of litigation that had commenced in prior years; there were no similar items in 2007. Also, in 2007 there was less activity associated with the outstanding direct and derivative actions against the Company.

•
Accounting and tax consulting expenses were $69 in the first half of 2007, compared to $234 in the first half of 2006. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•	Fees paid to the members of our Board of Directors were $53 in the first half of 2007, as compared to $51 in the first half of 2006.

•	Management fees charged by our controlling stockholder, Counsel, were $113 in the first half of both 2007 and 2006.

•	Directors and officers insurance expense was $75 in both 2007 and 2006.

•	In the second quarter of 2007, the Company incurred expenses of $60 with respect to filing fees for patents being issued in various European countries. There was no corresponding expense in 2006.

Depreciation and amortization – This expense was $10 in the first half of both 2007 and 2006, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense was $83 in the first half of 2007, as compared to $4,568 in the first half of 2006. The decrease of $4,485 is primarily due to the decrease in the balance owing to Counsel. At June 30, 2007, the balance of the related party debt was $2,148, as compared to a balance of $78,650 at June 30, 2006. As discussed in Note 7 of the unaudited condensed consolidated financial statements, at December 30, 2006 Counsel converted a portion of its debt into 3,847,475 shares of the Company’s common stock, and forgave the balance then owing. It should also be noted that related party interest expense in the first half of 2006 included $906 of amortization of the BCF related to Counsel’s ability to convert a portion of its debt to equity. The BCF was fully amortized in 2006, prior to the debt forgiveness by Counsel, and therefore there has been no corresponding expense in 2007.

•
Third party interest expense was $12 during the first half of 2007, as compared to $983 during the first half of 2006. All of the interest expense related to the Note and the warrant to purchase common stock, both held by the Company’s third party lender. As discussed in Note 7, the loan was prepaid in full effective January 10, 2007, and therefore the 2007 expense consists of interest and discount amortization for only ten days. In the first half of 2006, the combined interest expense and discount amortization were $315, and the Company recorded an additional expense of $668 as a mark to market adjustment on the warrant to purchase common stock. The 2006 mark to market adjustment on the warrant was based on the closing price of the Company’s common stock on the last day of each quarter. As discussed in Note 7, in the fourth quarter of 2006 the warrant was transferred to stockholders’ equity and therefore no mark to market adjustments have been required in 2007.

•
In the first half of 2007, the Company had other expense of $292, as compared to income of $116 during the first half of 2006. The Company incurred a loss of $293 related to its prepayment of the debt owed to the third party lender, as detailed in Note 7, and earned $1 in bank interest. In the second quarter of 2006, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $110 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. The remaining income in 2006 related to interest earned on cash deposits.

Discontinued operations – In the first half of 2007, the Company reported a loss of $20 from discontinued operations (net of tax of $0), as compared to income of $4,351 (net of tax of $0) reported in the first half of 2006. The 2007 loss primarily consists of $14 of network expenses relating to liabilities that were retained when the Telecommunications operations were sold in 2005, with the balance being telecommunications-related taxes and regulatory fees. The 2006 gain consists of $41 of income related to Telecommunications operations for the six-month period, and the $4,310 total gains recognized on the sale of the shares of WXCC and ILC, as discussed in Note 8 of the unaudited condensed consolidated financial statements.

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

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2007. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. – Exhibits.

(a) Exhibits

Exhibit No.   Identification of Exhibit

10.1	Promissory Note for $147,000.00 dated June 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation.

10.2	Promissory Note for $56,250.00 dated June 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation.

10.3	Promissory Note for $44,826.30 dated June 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: August 3, 2007	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and Chief Executive Officer

By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary