Form 10-Q
period 2007-09-30
C2 Global Technologies Inc
filed 2007-11-06
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

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

As of November 5, 2007, there were 23,095,010 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands of dollars, except share and per share amounts)	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8	$3
Other current assets	16	70
Total current assets	24	73
Other assets:
Intangible assets, net (Note 5)	25	40
Goodwill (Note 5)	173	173
Investments (Note 6)	575	1,100
Total assets	$797	$1,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$511	$550
Convertible note payable, net of unamortized discount (Note 7)	—	1,299
Note payable to a related party (Note 7)	2,003	6
Total liabilities	2,514	1,855

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 612; liquidation preference of $612 at September 30, 2007 and December 31, 2006	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 23,094,850 at September 30, 2007 and 23,084,850 at December 31, 2006	231	231
Additional paid-in capital	274,636	274,499
Accumulated deficit	(276,590)	(275,205)

Total stockholders’ deficit	(1,717)	(469)

Total liabilities and stockholders’ deficit	$797	$1,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars, except per share amounts)	2007	2006	2007	2006

Revenue	$—	$—	$—	$—

Operating costs and expenses:
Selling, general and administrative	318	306	911	1,047
Depreciation and amortization	5	5	15	15

Total operating costs and expenses	323	311	926	1,062

Operating loss	(323)	(311)	(926)	(1,062)

Other income (expense):
Interest expense - related party (Note 7)	(52)	(2,053)	(135)	(6,621)
Interest expense - third party	—	605	(12)	(378)
Other income (expense)	3	6	(289)	122

Total other expense	(49)	(1,442)	(436)	(6,877)

Loss from continuing operations	(372)	(1,753)	(1,362)	(7,939)
Income (loss) from discontinued operations (net of $0 tax) (Note 8)	(3)	(3)	(23)	4,348

Net loss	$(375)	$(1,756)	$(1,385)	$(3,591)

Weighted average shares outstanding (in thousands)	23,095	19,237	23,095	19,237
Net income (loss) per common share (Note 2)
Loss from continuing operations	$(0.02)	$(0.09)	$(0.06)	$(0.42)
Income from discontinued operations	—	—	—	0.23

Net loss per common share	$(0.02)	$(0.09)	$(0.06)	$(0.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period ended September 30, 2007
(in thousands of dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit

Balance at December 31, 2005	618	$6	19,237,135	$192	$189,162	$(267,302)
Conversion of Series N preferred stock to common stock	(6)	—	240	—	—	—
Conversion of related party debt to common stock	—	—	3,847,475	39	3,347	—
Forgiveness of related party debt	—	—	—	—	80,196	—
Transfer of warrant to equity	—	—	—	—	430	(227)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,225	—
Compensation cost related to stock options	—	—	—	—	139	—
Net loss	—	—	—	—	—	(7,676)
Balance at December 31, 2006	612	6	23,084,850	231	274,499	(275,205)
Conversion of third party debt to common stock	—	—	10,000	—	7	—
Compensation cost related to stock options	—	—	—	—	130	—
Net loss	—	—	—	—	—	(1,385)
Balance at September 30, 2007	612	$6	23,094,850	$231	$274,636	$(276,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,385)	$(3,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	23	(4,348)
Depreciation and amortization	15	15
Amortization of discount and debt issuance costs on notes payable to a related party	—	1,036
Amortization of discount and debt issuance costs on convertible note payable	8	222
Accrued interest added to notes payable to a related party	135	5,585
Non-cash cost of prepayment of third party debt	224	—
Stock compensation expense	130	95
Mark to market adjustment of warrant to purchase common stock	—	(78)
	(850)	(1,064)
Increase (decrease) in operating assets and liabilities:
Other assets	(8)	181
Accounts payable and accrued liabilities	(39)	(1,143)
Net cash used in operating activities by continuing operations	(897)	(2,026)
Net cash used in operating activities by discontinued operations	(23)	(164)
Net cash used in operating activities	(920)	(2,190)

Cash flows from investing activities:
Redemption of portfolio investments	1,100	—
Purchase of portfolio investments	(575)	—
Net cash used in investing activities of continuing and discontinued operations	525	—

Cash flows from financing activities:
Increase in notes payable to a related party	2,862	1,883
Payment of notes payable to a related party	(1,000)	—
Release of restricted cash to pay convertible note payable	—	1,324
Repayment of convertible note payable	(1,462)	(1,324)
Net cash provided by financing activities of continuing operations	400	1,883
Increase (decrease) in cash and cash equivalents	5	(307)
Cash and cash equivalents at beginning of period	3	327
Cash and cash equivalents at end of period	$8	$20

Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$—	$4,324
Discount in connection with convertible notes payable to related parties	—	1,225

Supplemental cash flow information:
Taxes paid	6	4
Interest paid	21	247

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of C2 Global Technologies Inc. and its wholly-owned subsidiaries, including C2 Communications Technologies Inc. and C2 Investments Inc. These entities, on a combined basis, are referred to as “C2”, the “Company”, or “we” in these unaudited condensed consolidated financial statements. Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc., Buddy Media, Inc. and LIMOS.com LLC. These investments are discussed in more detail in Note 6.

     Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2006 condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The September 30, 2007 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

     The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of those to be expected for the entire year ending December 31, 2007.

Note 2 - Summary of Significant Accounting Policies

Net earnings (loss) per share

     Basic earnings (loss) per share is computed based on the weighted average number of C2 common shares outstanding during the period. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, since they are assumed to be exercised or converted, except when their effect would be anti-dilutive. As the Company had a loss from continuing operations for the nine-month periods ended September 30, 2007 and 2006, diluted loss per share is not presented.

     Potential common shares that were not included in the computation of loss per share, because they would have been anti-dilutive, are as follows:

	September 30,
	2007	2006

Assumed conversion of Series N preferred stock	24,480	24,480
Assumed conversion of note payable to a related party	—	3,890,641
Assumed conversion of convertible note payable	—	2,172,460
Assumed exercise of options and warrant to purchase shares of common stock	1,975,749	2,108,826
	2,000,229	8,196,407

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

Investments

Investments are accounted for under the methods appropriate to each type of investment.

Equity securities that are not readily marketable, and equity securities having underlying common stock that is also not readily marketable, are accounted for under the cost method. This is due to the fact that the Company currently plans to hold the investments for an indefinite period of time with the objective of realizing long-term capital appreciation. The Company’s ownership interests do not allow it to exercise significant influence over the entities in which it has invested. The Company monitors these investments for impairment by considering factors such as the economic environment and market conditions, as well as the operational performance of, and other specific factors relating to, the business underlying the investments. The fair values of the securities are estimated quarterly using the best available information as of the evaluation date, including data such as the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee, and other investee-specific information. The Company will record an other than temporary impairment in the carrying value of the investments should the Company conclude that such a decline has occurred.

Impairments, dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations. See Note 6 for further discussion of the Company’s investments.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company elected to adopt SFAS No. 157 at January 1, 2007, in order to conform to the adoption of a similar Canadian accounting pronouncement by its parent, Counsel Corporation. The Company’s adoption of SFAS No. 157 has not had a material effect on its financial position, operations or cash flows.

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

Note 3 - Liquidity and Capital Resources

As a result of our substantial historical operating losses and negative cash flows from operations, at September 30, 2007 we had a stockholders’ deficit of $1,717 (December 31, 2006 - $469) and negative working capital of $2,490 (December 31, 2006 - $1,782). The $708 increase in the working capital deficit was primarily due to net advances of $1,862 from our majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”), and the capitalization of $135 interest on those advances. During the first nine months of 2007, Counsel advanced a total of $2,862, and the Company repaid $1,000 of principal from the proceeds of the redemption of the AccessLine portfolio investment, which is discussed in more detail in Note 6 of these unaudited condensed consolidated financial statements. The advances from Counsel were partially offset by the repayment of the $1,471 convertible note (the “Note”) owing to a third party lender at December 31, 2006. The Note’s repayment also resulted in the elimination of its associated $60 deferred financing costs and $166 debt discount, further increasing the working capital deficit.

As a result of the Note repayment on January 10, 2007, as discussed in Note 7, the Company had no third party debt at September 30, 2007, compared to the $1,471 owed at December 31, 2006. Prior to its repayment, the Note was secured by all the assets of the Company and guaranteed by Counsel through its original maturity of October 2007.

Related party debt owing to our 93% common stockholder, Counsel, is $2,003 at September 30, 2007 compared to $6 at December 31, 2006. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt was scheduled to mature on October 31, 2007 but has been extended until December 31, 2007. Until December 31, 2006, the debt was supported by Counsel’s Keep Well agreement with C2, which required Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. The Keep Well was not formally extended beyond its December 31, 2006 maturity, but Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2007.

The Company has not realized revenues from continuing operations since 2004, and there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing from third parties in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property or capital gains from its portfolio investments, as discussed in Note 1, in order to continue as a going concern. Although the Company commenced litigation in June 2006 in order to realize value from its intellectual property, there is no certainty that the Company’s litigation will be successful.

Note 4 - Stock-Based Compensation

At September 30, 2007, the Company had several stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of SFAS No. 123(R), which it adopted on January 1, 2006.

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2007, respectively, is $44 and $130, as compared to $38 and $95 for the same periods ended September 30, 2006. Basic and diluted net loss per share for the three months ended September 30, 2007 was not affected by the adoption of SFAS No. 123(R). Basic and diluted net loss per share for the nine months ended September 30, 2007 was increased by $0.01. The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows for the nine months ended September 30, 2007 and 2006, respectively, as there were no exercises of stock options during the first nine months of either year, and therefore no stock option-related cash flows were generated.

The fair value compensation costs relating to stock options in the first nine months of 2007 and 2006 were determined using historical Black-Scholes input information at grant dates between 2003 and 2007. These inputs included expected volatility between 79% and 98%, risk-free interest rates between 3.12% and 5.07%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of September 30, 2007, the total unrecognized stock-based compensation expense related to unvested stock options was $212, which is expected to be recognized over a weighted average period of approximately 14 months.

The tables below present information regarding all stock options outstanding at September 30, 2007 and 2006:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,096,326	$19.52
Granted	30,000	$0.70
Expired	(150,577)	$78.00
Outstanding at September 30, 2007	975,749	$9.88

Options exercisable at September 30, 2007	507,436	$18.08

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	727,026	$37.50
Granted	455,000	$0.82
Expired	(73,200)	$72.31
Outstanding at September 30, 2006	1,108,826	$20.17

Options exercisable at September 30, 2006	469,701	$45.70

No options were forfeited or exercised during the nine months ending September 30, 2007 or 2006.

The aggregate intrinsic value of options outstanding at September 30, 2007 was $0, based on the Company’s closing stock price of $0.41 as of the last business day of the period ended September 30, 2007. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At September 30, 2007, all of the outstanding options had exercise prices greater than $0.41.

The tables below present information regarding unvested stock options outstanding at September 30, 2007 and 2006:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	596,625	$0.63
Granted	30,000	$0.46
Vested	(155,812)	$0.55
Expired	(2,500)	$0.00
Forfeited	—	—
Unvested at September 30, 2007	468,313	$0.65

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	226,187	$1.15
Granted	455,000	$0.50
Vested	(42,062)	$0.67
Forfeited	—	—
Unvested at September 30, 2006	639,125	$0.72

The total fair value of options vesting during the three and nine months ending September 30, 2007 was $80 and $86, respectively. The total fair value of options vesting during the three and nine months ending September 30, 2006 was $24 and $28, respectively.

Note 5 - Composition of Certain Financial Statements Captions

     Intangible assets consisted of the following:
	September 30, 2007
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(75)	$25

	December 31, 2006
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(60)	$40

     Amortization expense relating to patent rights was $5 for each of the three month periods ended September 30, 2007 and 2006, and $15 for each of the nine month periods ended September 30, 2007 and 2006.

     The Company’s goodwill relates to an investment in a subsidiary company that holds the rights to some of the Company’s patents.

     Accounts payable and accrued liabilities consisted of the following:

	September 30, 2007	December 31, 2006
Regulatory and legal fees	$62	$53
Accounting, auditing and tax consulting	97	126
Telecommunications and related costs	91	77
Sales and other taxes	62	72
Remuneration and benefits	74	101
Accrued interest	—	17
Other	125	104

Total accounts payable and accrued liabilities	$511	$550

Note 6 - Investments

The Company’s investments as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
AccessLine Communications	$—	$1,100
MyTrade.com, Inc.	75	—
Buddy Media, Inc.	100	—
LIMOS.com LLC	400	—

Total investments	$575	$1,100

MyTrade.com, Inc.

On August 23, 2007, the Company, through its wholly owned subsidiary C2 Investments Inc., completed an investment in MyTrade.com, Inc. (“MyTrade.com”). MyTrade.com is a website providing investors and potential investors of all experience levels with tickerized aggregate investment data and insight from across the internet in a customized interface. The Company’s investment consists of 75,000 shares of convertible Series A Preferred Stock (8% per annum cumulative dividend), with a total purchase price of $75, representing approximately 12.5% of MyTrade.com’s preferred stock, or approximately 3.57% of MyTrade.com on an as-converted basis. The Series A preferred shares vote on an as-converted basis with the common stock, are convertible at the Company’s option or mandatorily convertible in connection with an initial public offering, and are otherwise redeemable at the holder’s option over an 18 month period at any time after five years from the date of closing. The material terms of the Company’s Stockholders’ Agreement and Subscription Agreement are standard for early investments in development stage companies and include right of first offer, refusal rights, co-sale rights, limited anti-dilution protection, dividend preference and liquidation preference. The Series A preferred shares have standard piggyback registration rights with customary expiration provisions and are subject to a contractual 180 day market stand-off.

Buddy Media, Inc.

On September 12, 2007, the Company, through its wholly owned subsidiary C2 Investments Inc., completed an investment in Buddy Media, Inc. (“Buddy Media”). Buddy Media is a leading developer of applications for emerging new media platforms, including Facebook, MySpace and other social media sites. The Company’s investment consists of 303,030 shares of convertible Series A Preferred Stock, with a total purchase price of $100. At the time of the Company’s investment, this represented approximately 7% of Buddy Media’s preferred stock, or approximately 2.62% of Buddy Media on an as-converted basis. Subsequent to September 30, 2007, the Company’s ownership was reduced to approximately 2.49% on an as-converted basis, due to investment in Buddy Media by an unrelated third party. The Series A preferred shares vote on an as-converted basis with the common stock, are convertible by a vote of the majority of the Series A preferred stockholders or mandatorily convertible in connection with an initial public offering, and are redeemable in certain circumstances, including a liquidation or sale of Buddy Media. They are entitled to dividends in the event that common stock holders also receive dividends. The material terms of the Company’s Stockholders’ Agreement and Subscription Agreement are standard for early investments in development stage companies and include drag along rights, right of first offer, refusal rights, co-sale rights, limited anti-dilution protection, dividend preference and liquidation preference. The Series A preferred shares have standard piggyback registration rights with customary expiration provisions and are subject to a contractual 180 day market stand-off.

LIMOS.com LLC

On September 21, 2007, the Company, through its wholly owned subsidiary C2 Investments Inc., completed an investment in AZ Limos LLC (name subsequently changed to LIMOS.com LLC, “LIMOS.com”). LIMOS.com was incorporated in July 2007 in order to acquire the assets and operations of Limos.com (“Limos”), a private company with an established reputation as a premier provider of qualified leads for licensed limousine operators. The Company’s investment consists of 400,000 units of LIMOS.com, with a total purchase price of $400, representing a 16% ownership interest in LIMOS.com. The Company’s investment was part of a $2,500 capital raise by LIMOS.com.

LIMOS.com acquired the assets and operations of Limos for a purchase price of $4,300, $2,300 of which was provided by the $2,500 capital raise and $2,000 of which was provided by financing (the “Loan”) from a third party lender (the “Lender”). The Loan bears an effective interest rate of 10.5% per annum and is secured by all the assets of LIMOS.com. All investors in LIMOS.com have pledged their ownership interests as security for the Loan, and certain of the investors have guaranteed $750 of the Loan. The Company’s majority stockholder, Counsel, has guaranteed $250 of the Loan on the Company’s behalf.

Contemporaneously with the Company’s investment in LIMOS.com and Counsel’s guaranty, Counsel and the Lender entered into a Priorities Agreement. Under the terms of the existing related party note payable, which is discussed in more detail in Note 3, Note 7 and Note 10 of these unaudited condensed consolidated financial statements, the Company had pledged all of its assets to Counsel as security for the related party note. The Priorities Agreement subordinates Counsel’s claim to the Company’s investment in LIMOS.com in favor of the Lender.

An affiliated entity in which Counsel holds a 50% ownership interest (the “Affiliate”) is entitled to earn a 2% management fee, based on the invested capital of LIMOS.com, in return for managing the operations of LIMOS.com. In addition, the Affiliate will hold two of the four seats on LIMOS.com’s Board of Directors. The Company’s Chief Executive Officer, who is also Counsel’s Chief Executive Officer, is a director of the Affiliate. As well, certain third party investors have a 20% carried interest in LIMOS.com, which shall be payable after all investors have received an annual 10% return on their capital from earnings generated by LIMOS.com and after all investors have received the return in full of their invested capital.

All of the investments described above were funded by Counsel through advances under the related party note payable that is discussed in Note 3, Note 7 and Note 10.

The Company’s ownership interests in MyTrade.com, Buddy Media and LIMOS.com do not allow it to exercise significant influence over their operations, and the Company intends to hold the investments for an indefinite period of time. The investments are therefore accounted for under the cost method. At each balance sheet date, the Company estimates the fair value of the securities using the best available information as of the evaluation date. Because none of the investments are shares that are traded on an open market, their valuation must be based on data such as the quoted market prices of comparable public companies, recent financing rounds of the investee, and other investee-specific information. The Company will record an other than temporary impairment of the investment in the event the Company concludes that such impairment has occurred. Based on the Company’s analysis, there has been no impairment in the fair value of the above investments between the dates on which they were acquired and September 30, 2007.

The Company’s investment at December 31, 2006 consisted of a convertible preferred stock holding in AccessLine Communications Corporation (“AccessLine”), a privately-held corporation. AccessLine provides hosted communications and managed voice services for Fortune 100 corporations and technology services partners. The Company’s investment consisted of 7,121,585 shares of convertible Series D preferred stock valued at $0.15446 per share, or $1,100 in total. The Series D preferred stock was mandatorily redeemable on June 23, 2008, at $0.15446 per share plus all accrued and unpaid dividends. On September 14, 2007, AccessLine was acquired by Telanetix, Inc. for a combination of cash and shares. In conjunction with the acquisition, the Company agreed to accept the payment of $1,100 on September 14, 2007 as full payment of the redemption of its Series D preferred stock.

Note 7 - Debt

The Company’s outstanding debt consists of the following:

	September 30, 2007			December 31, 2006
	Gross debt	Discounts	Reported debt	Gross debt	Discounts (1)	Reported debt
Note payable to Counsel	$2,003	$—	$2,003	$6	$—	$6
Convertible note payable to third party	—	—	—	1,471	(172)	1,299
	2,003	—	2,003	1,477	(172)	1,305
Less current portion	2,003	—	2,003	1,477	(172)	1,305
Long-term debt, less current portion	$—	$—	$—	$—	$—	$—

(1) Beneficial conversion feature, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable to a related party	$2,003	$2,003	$—	$—	$—

Counsel is the controlling stockholder and sole debt holder of the Company. At December 29, 2006, the aggregate amount of the outstanding related party debt was $83,582, including accrued and unpaid interest to that date. On December 29, 2006, C2 negotiated an agreement with Counsel under which, effective December 30, 2006, $3,386 of the debt was converted into 3,847,475 common shares of C2 at a price of $0.88 per share. At the same time, the $80,196 remaining balance of the debt was forgiven by Counsel. The debt forgiveness was recorded as a capital contribution by Counsel in the consolidated financial statements for the year ending December 31, 2006.

The convertible note payable (the “Note”) that was outstanding at December 31, 2006 was repaid effective January 10, 2007, as discussed below. Counsel had guaranteed the Note through its original maturity in October 2007, and had also subordinated its debt position and pledged its ownership interest in C2 in favor of the third party lender.

Note payable to a related party

The related party note payable to Counsel bears interest at 10% per annum and is currently scheduled to mature on December 31, 2007, having been extended from its most recent maturity date of October 31, 2007. The note is subject to acceleration in certain circumstances including certain events of default. Interest on the related party note accrues to principal quarterly and, accordingly, the Company has no cash payment obligations to Counsel prior to the debt’s maturity. During the first nine months of 2007, Counsel advanced $2,862 and the Company repaid $1,000 of principal from the proceeds of the AccessLine preferred share redemption discussed in Note 6. Accrued interest added to principal during the first nine months of 2007 was $135. Previously, Counsel, via a “Keep Well” agreement that matured on December 31, 2006, had agreed to fund the cash requirements of C2. Although this agreement was not extended beyond its maturity date, Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2007.

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

On January 10, 2007, as a result of negotiations between the Company and the third party lender, all outstanding obligations owed by the Company to the lender were settled. The third party lender converted a portion of the Note, pursuant to its terms, into 10,000 shares of common stock of the Company, and the Company prepaid the balance of the Note in full by paying 105% of the amount then due. The Company’s cost to prepay the Note was $293, calculated as follows:

Amount paid to third party lender	$1,388
Balance of Note owing at January 10, 2007, net of $8.8 converted to common shares	(1,315)
Accrued interest owing for period January 1 - 10, 2007	(4)
Net premium paid	69
Premium related to excess of $0.88 conversion price over $0.70 market price: 10,000 shares x $0.18	(2)
Write-off unamortized discount and financing costs	226
Cost to prepay Note	$293

The prepayment cost of $293 was approximately equal to the total of the interest expense and discount amortization that the Company would have incurred by holding the debt to its contractual maturity of October 14, 2007.

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

Effective October 1, 2006, upon the Company’s adoption of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), the Warrant was reclassified to stockholders’ equity in the Company’s consolidated financial statements. This reclassification, which is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ending December 31, 2006, had the following impact on the Company’s financial position: long-term liabilities were reduced by $203, the fair value of the Warrant at October 1, 2006, and additional paid-in capital was increased by $430, the fair value of the Warrant when issued. The difference between these two amounts, $227, was recorded as a charge to accumulated deficit. At the date of adoption of FSP EITF 00-19-2, and at September 30, 2007, the Company’s assessment was that payments relating to the registration payment arrangement were not probable. The Company has therefore not recorded any liability in connection with such a payment.

Note 8 - Discontinued Operations

Disposition of the Telecommunications Business

Commencing in 2001, the Company entered the Telecommunications business. The assets of the Company’s Telecommunications segment were owned through a wholly-owned subsidiary, Acceris Communications Corp. (name changed to WXC Corp. (“WXCC”) in October 2005).

The Company entered into an Asset Purchase Agreement, dated as of May 19, 2005, to sell substantially all of the assets and to transfer certain liabilities of WXCC to Acceris Management and Acquisition LLC (“AMA”), an arm’s length company. In addition, on May 19, 2005, the parties executed a Management Services Agreement (“MSA”), Security Agreement, Note, Proxy and Guaranty. Upon receipt of the requisite approvals, including shareholder approval, the transaction was completed on September 30, 2005.

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

On June 30, 2006, the same third party that had purchased the WXCC shares agreed to acquire all the shares of I-Link Communications Inc., another wholly-owned subsidiary of the Company. As a result of the sale, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $665 on the sale, net of closing costs of $46, which was included in income from discontinued operations in the Company’s consolidated statement of operations.

Note 9 - Income Taxes

     The Company recognized no income tax benefit from its losses in the nine months ended September 30, 2007 or 2006 because of the uncertainty surrounding the realization of the related deferred tax asset.

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

     It is reasonably possible that the total amount of the Company’s unrecognized tax benefits will significantly increase or decrease within the next 12 months. These changes may be the result of future audits, the application of “change in ownership” rules leading to further restrictions in tax losses arising from changes in the capital structure of the Company and/or that of its parent company Counsel, reductions in available tax loss carryforwards through future merger, acquisition and/or disposition transactions, failure to continue a significant level of business activity or other circumstances not known to management at this time. Any such additional limitations could require the Company to pay income taxes on its future earnings and record an income tax expense to the extent of such liability, despite the existence of tax loss carryforwards. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

     The Company has a history of tax losses arising from 1991 to the present. All loss taxation years remain open for audit pending their application against income in a subsequent taxation year. In general, the statute of limitations expires 3 years from the date that a Company files a tax return where it applies prior year tax loss carryforwards against income in a subsequent year. In 2006, the Company applied historic tax loss carryforwards against debt forgiveness income. The Company’s remaining tax loss carryforwards at the end of 2006 comprised approximately $51,000 of unrestricted net operating tax losses, $35,000 of restricted tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,000 of unrestricted capital losses.

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

Note 10 - Related Party Transactions

     During the nine months ended September 30, 2007, Counsel advanced net $1,862 to the Company, and converted $135 of interest payable to principal. The loan from Counsel is currently scheduled to mature on December 31, 2007 and accrues interest at 10%, with interest compounding quarterly. The loan is subject to an accelerated maturity in certain circumstances. For further discussion of the loan transactions with Counsel, see Note 3 and Note 7.

     The Chief Executive Officer (“CEO”) of C2 is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of 100% of the base salary. No bonus was paid for the year ended December 31, 2006. Such compensation is expensed by C2.

In December 2004, C2 entered into a Management Services Agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, the Company agreed to make payment to Counsel for the past and future services to be provided to the Company by certain Counsel personnel for the calendar years of 2004 and 2005. The basis for such services charged was an allocation, on a cost basis, based on time incurred, of the base compensation paid by Counsel to those employees providing services to the Company. In December 2005 and May 2007, C2 entered into similar agreements with Counsel for services to be provided by Counsel in 2006 and 2007, respectively, with the allocation determined on the same basis as the Agreement. For the first nine months of both 2007 and 2006, the allocated cost was $169. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.

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

Forward Looking Information

     This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Annual Report on Form 10-K and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

On January 10, 2007, the Company and the third party lender holding the convertible note payable by the Company (the “Note”), agreed to settle all outstanding obligations owed by the Company. In connection with this agreement, the third party lender converted a portion of the Note, which had originally been scheduled to mature on October 14, 2007, into 10,000 shares, and the Company paid $1,388 to discharge the remaining balance of the debt. As discussed in Note 7 of the unaudited condensed consolidated financial statements included in this Report, the Company incurred a net loss of $293 in connection with the debt prepayment. The $1,388 was funded by Counsel and added to the related party debt owing to Counsel.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc., Buddy Media, Inc. and LIMOS.com LLC. These investments are discussed in more detail in Note 6 of the unaudited condensed consolidated financial statements.

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

Commencing in 2001, the Company entered the Telecommunications business. The assets of the Company’s Telecommunications segment were owned through a wholly-owned subsidiary, Acceris Communications Corp. (name changed to WXC Corp. (“WXCC”) in October 2005). This business was sold effective September 30, 2005.

In 2002, the U.S. Patent and Trademark Office issued U.S. Patent No. 6,438,124 (the “C2 Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP Services market. The C2 Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or Voice Engines (VoIP Gateways). These local Internet Voice Engines provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and as such, can lead to reduced toll charges. Shortly after the issuance of our core C2 Patent, we disposed of our domestic U.S. VoIP network in a transaction which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. As part of the sale, we retained all of our intellectual property rights and patents.

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

On June 30, 2006, the same third party that had purchased the WXCC shares agreed to acquire all the shares of ILC from the Company. As a result of the sale, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $665 on the sale, net of closing costs of $46, which was included in income from discontinued operations in the Company’s consolidated statement of operations.

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

Below is a summary of the Company’s issued and pending patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet	U.S. No. 6,243,373	Issued: June 5, 2001
	Telephone System (“VoIP		Expires: November 1, 2015
Patent”)
		Australia No. 716096	Issued: June 1, 2000
Expires: October 29, 2016

		People’s Republic of	Issued: December 14, 2005
		China No. ZL96199457.6	Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005
Expires: October 29, 2016

		Hong Kong	Issued: August 11, 2006
		No. HK1018372	Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007

	Internet Transmission	U.S. No. 6,438,124	Issued: August 20, 2002
	System(“C2 Patent”)		Expires: July 22, 2018

		People’s Republic of	Issued: May 21, 2004
		China No. ZL97192954.8	Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006
Expires: February 5, 2017

	Private IP Communication	U.S. No. 7,215,663	Issued: May 8, 2007
	Network Architecture		Expires: June 12, 2017

Conferencing	Delay Synchronization in	U.S. No. 5,754,534	Issued: May 19, 1998
	Compressed Audio System		Expires: May 6, 2016

	Volume Control Arrangement	U.S. No. 5,898,675	Issued: April 27, 1999
	for Compressed Information		Expires: April 29, 2016
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

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

As a result of our substantial historical operating losses and negative cash flows from operations, at September 30, 2007 we had a stockholders’ deficit of $1,717 (December 31, 2006 - $469) and negative working capital of $2,490 (December 31, 2006 - $1,782). The $708 increase in the working capital deficit was primarily due to net advances of $1,862 from Counsel, and the capitalization of $135 interest on those advances. During the first nine months of 2007, Counsel advanced a total of $2,862 and the Company repaid $1,000 of principal from the proceeds of the redemption of the AccessLine portfolio investment, which is discussed in Note 6 of the unaudited condensed consolidated financial statements. The advances from Counsel were partially offset by the repayment of the $1,471 convertible note (the “Note”) owing to a third party lender at December 31, 2006. The Note’s repayment also resulted in the elimination of its associated $60 deferred financing costs and $166 debt discount, further increasing the working capital deficit.

As a result of the Note repayment on January 10, 2007, as discussed in Note 7 of the unaudited condensed consolidated financial statements, the Company had no third party debt at September 30, 2007, compared to the $1,471 owed at December 31, 2006. Prior to its repayment, the Note was secured by all the assets of the Company and guaranteed by Counsel through its original maturity of October 2007.

Related party debt owing to our 93% common stockholder, Counsel, is $2,003 at September 30, 2007 compared to $6 at December 31, 2006. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. This related party debt was scheduled to mature on October 31, 2007 but has been extended until December 31, 2007. Until December 31, 2006, the debt was supported by Counsel’s Keep Well agreement with C2, which required Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements. The Keep Well was not formally extended beyond its December 31, 2006 maturity, but Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2007.

At December 29, 2006, the aggregate amount of the outstanding related party debt was $83,582, including accrued and unpaid interest to that date. On December 29, 2006, C2 negotiated an agreement with Counsel under which, effective December 30, 2006, $3,386 of the debt was converted into 3,847,475 common shares of C2 at a price of $0.88 per share. At the same time, the $80,196 remaining balance of the debt was forgiven by Counsel. The debt forgiveness was recorded as a capital contribution by Counsel in the consolidated financial statements for the year ending December 31, 2006.

The Company has not realized revenues from continuing operations since 2004, and there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have an ability to obtain additional financing from third parties in order to pursue expansion through acquisition. The Company must therefore realize value from its intellectual property, as discussed in Note 1 of the unaudited condensed consolidated financial statements, in order to continue as a going concern. Although the Company commenced litigation in June 2006 in order to realize this value, there is no certainty that the Company’s litigation will be successful. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 contains an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

A summary of the Company’s debt is as follows:

		September 30, 2007			December 31, 2006
	Maturity Date	Gross debt	Discounts	Reported debt	Gross debt	Discounts (1)	Reported debt
Convertible note payable	October 14, 2007(2)	$—	$—	$—	$1,471	$(172)	$1,299

Note payable to a related party	December 31, 2007	2,003	—	2,003	6	—	6

Total outstanding debt		$2,003	$—	$2,003	$1,477	$(172)	$1,305

(1)	Beneficial conversion feature, imputed interest and costs associated with raising debt facilities are added to the gross debt balances over the applicable amortization periods.

(2)	Refers to original maturity date. As discussed in Note 7 to the unaudited condensed consolidated financial statements, the note was prepaid in full effective January 10, 2007.

Working Capital

Cash and cash equivalents were $8 at September 30, 2007 as compared to $3 at December 31, 2006.

Our working capital deficit increased $708 to $2,490 as of September 30, 2007, from $1,782 as of December 31, 2006. The increase was primarily due to net advances of $1,862 from Counsel and the capitalization of $135 interest on those advances, which were partially offset by the repayment of the $1,471 Note owing at December 31, 2006. As well, the Note repayment resulted in the elimination of $60 of deferred financing costs and a $166 debt discount that were associated with the Note, which further increased the working capital deficit. Although Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2007, the Company’s long-term viability is dependent upon success in the pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives.

Cash flows from operating activities

Cash used in operating activities (excluding discontinued operations) during the nine months ended September 30, 2007 was $897, as compared to cash used of $2,026 during the same period in 2006. The Company’s loss from continuing operations decreased $6,577 to $1,362 in 2007, compared to $7,939 in 2006. The decrease is primarily due to a reduction of $6,486 in the interest expense on the Company’s related party debt, from $6,621 in 2006 to $135 in 2007. This was due to the December 30, 2006 conversion of $3,386, and forgiveness of $80,196, of related party debt outstanding at that date, as discussed in Note 7 of the unaudited condensed consolidated financial statements. As well, during the first nine months of 2006 the Company recorded an expense of $1,036 relating to the amortization of a discount on related party debt; due to the debt forgiveness, there was no similar expense in 2007. Interest on third party debt was reduced by $366, from $378 in 2006 to $12 in 2007, due to the repayment in full of the third party debt in January 2007. In 2007, the Company had a loss of $23 from discontinued operations, compared to income of $4,348 in 2006. Most of the 2007 loss was due to accruals of $14 for network liabilities that were retained when the telecommunications operations were sold in 2005, as discussed in Note 8 of the unaudited condensed consolidated financial statements, with the remainder being attributable to miscellaneous regulatory fees and taxes. The 2006 income was primarily due to the gains on the sale of the Company’s shares in WXCC and ILC, as also discussed in Note 8.

The most significant change in non-cash items during the nine months ended September 30, 2007, as compared to the same period in 2006, was the $5,450 reduction of accrued interest added to related party debt, from $5,585 to $135, due to the debt forgiveness noted above. During the first nine months of 2007, the Company recorded a $224 non-cash cost to repay the Note, as discussed in Note 7, primarily related to the write-off of unamortized deferred financing costs and debt discount. As well, accounts payable and accrued liabilities decreased by $39, primarily due to payment of accrued legal and accounting fees.

Cash flows from investing activities

Net cash of $525 was provided by investing activities of continuing operations during the nine months ended September 30, 2007. As discussed in Note 6 of the unaudited condensed consolidated financial statements, the Company received $1,100 upon the redemption of its AccessLine preferred share investment, and invested $575 in shares of three Internet-based e-commerce businesses. No cash was provided by or used in investing activities during the nine months ended September 30, 2006.

Cash flows from financing activities

Financing activities provided net cash of $400 during the nine months ended September 30, 2007, as compared to $1,883 for the same period in 2006.

Counsel advanced $2,862, and the Company repaid $1,000 of principal, for net advances of $1,862 during the first nine months of 2007. Net advances in the first nine months of 2006 were $1,883. The 2007 advances were largely used to fund the January repayment in full of the third party Note that was outstanding at December 31, 2006. As approximately nine months remained in the Note’s term when it was repaid, total repayments during the first nine months of 2007 and 2006 were very similar, being $1,462 and $1,324, respectively. Actual cash requirements were quite different, however, as in the third quarter of 2005, the Company had placed $1,800 into a restricted account in favor of the Note holder, as replacement security for the security released in conjunction with the disposition of the Telecommunications operations. During 2006 the Note holder applied these restricted funds to the monthly principal payments due on the Note. As a result, the payments made during the first nine months of 2006 did not require funding from Counsel.

The remainder of the advances from Counsel during the first nine months of 2007 were used to fund operating expenses such as legal, accounting, directors’ fees and insurance. Following the disposition of the Telecommunications business in September 2005, and the repayment of the Note in January 2007, the Company’s operating cash requirements have substantially decreased.

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

Three-Month Period Ended September 30, 2007 Compared to Three-Month Period Ended September 30, 2006

     Technologies revenues were $0 during the three months ended September 30 in both 2007 and 2006.

     Selling, general, administrative and other expense was $318 during the three months ended September 30, 2007, as compared to $306 for the three months ended September 30, 2006. The significant items included:

•
Compensation expense was $78 in the third quarter of 2007, compared to $72 in the third quarter of 2006. The quarterly salary earned by the CEO of C2 remained unchanged at $34; however, stock-based compensation expense increased by $6, from $38 in 2006 to $44 in 2007.

•
Legal expenses in the third quarter of 2007 were $63, compared to $10 in the third quarter of 2006. In 2007, $50 was related to the Company’s patents and technology investments, while the remainder was related to general corporate matters. In the third quarter of 2006, the Company’s gross legal expenses were reduced by refunds totaling $8 in previously paid expenses, and the reversal of accruals totaling $24.

•
Accounting and tax consulting expenses were $47 in the third quarter of 2007, compared to $77 in the third quarter of 2006. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•	Fees paid to the members of our Board of Directors were $26 in the third quarter of 2007, essentially unchanged from $28 in the third quarter of 2006.

•	Management fees charged by our controlling stockholder, Counsel, were $56 in the second quarter of both 2007 and 2006.

•	Directors and officers insurance expense was $37 in both 2007 and 2006.

Depreciation and amortization - This expense was $5 in the third quarter of both 2007 and 2006, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense was $52 in the third quarter of 2007, as compared to $2,053 in the third quarter of 2006. The decrease of $2,001 is primarily due to the decrease in the balance owing to Counsel. At September 30, 2007, the balance of the related party debt was $2,003, as compared to a balance of $81,114 at September 30, 2006. As discussed in Note 7 of the unaudited condensed consolidated financial statements, at December 30, 2006 Counsel converted a portion of its debt into 3,847,475 shares of the Company’s common stock, and forgave the balance then owing. It should also be noted that related party interest expense in the third quarter of 2006 included $130 of amortization of the beneficial conversion feature (“BCF”) related to Counsel’s ability to convert a portion of its debt to equity. The BCF was fully amortized in 2006, prior to the debt forgiveness by Counsel, and therefore there has been no corresponding expense in 2007.

•
There was no third party interest expense during the third quarter of 2007, as compared to a credit of $605 during the third quarter of 2006. All of the 2006 interest expense related to the Note and the warrant to purchase common stock, both held by the Company’s third party lender. As discussed in Note 7, the Note was prepaid in full effective January 10, 2007. In the third quarter of 2006, the combined interest expense and discount amortization were $141, and the Company recorded a credit of $746 as a mark to market adjustment on the warrant to purchase common stock. The 2006 mark to market adjustment on the warrant was based on the closing price of the Company’s common stock on the last day of each quarter. As discussed in Note 7, in the fourth quarter of 2006 the warrant was transferred to stockholders’ equity and therefore no mark to market adjustments have been required in 2007.

•	In the third quarter of 2007, the Company had other income of $3, as compared to other income of $6 during the third quarter of 2006.

Discontinued operations - In the third quarter of 2007, the Company reported a loss of $3 from discontinued operations (net of tax of $0), identical to a loss of $3 (net of tax of $0) reported in the third quarter of 2006. The expense in both years relates to taxes and regulatory fees.

Nine-Month Period Ended September 30, 2007 Compared to Nine-Month Period Ended September 30, 2006

     Technologies revenues were $0 during the nine months ended September 30 in both 2007 and 2006.

     Selling, general, administrative and other expense was $911 during the nine months ended September 30, 2007 as compared to $1,047 for the nine months ended September 30, 2006. The significant items included:

•
Compensation expense was $233 in the first nine months of 2007, compared to $156 in the first nine months of 2006. The salary earned by the CEO of C2 remained unchanged at $103; however, stock-based compensation expense increased by $35, from $95 in 2006 to $130 in 2007. In 2006 the Company incurred compensation expense of $27 for a Technologies employee; there was no corresponding expense in 2007 as the employee was terminated in the second quarter of 2006. Also, in the first quarter of 2006, the Company recorded a credit of $69 relating to the reversal of bonus expense accrued in 2005 that was subsequently determined not to be warranted; there were no similar transactions in 2007.

•
Legal expenses in the first nine months of 2007 were $106, compared to $144 in the first nine months of 2006. The greater expense in 2006 primarily relates to the termination or settlement of litigation that had commenced in prior years; there were no similar items in 2007. Also, in 2007 there was less activity associated with the outstanding direct and derivative actions against the Company.

•
Accounting and tax consulting expenses were $116 in the first nine months of 2007, compared to $312 in the first nine months of 2006. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•	Fees paid to the members of our Board of Directors were $79 in the first nine months of both 2007 and 2006.

•	Management fees charged by our controlling stockholder, Counsel, were $169 in the first nine months of both 2007 and 2006.

•	Directors and officers insurance expense was $113 in both 2007 and 2006.

•	In the second quarter of 2007, the Company incurred expenses of $60 with respect to filing fees for patents being issued in various European countries. There was no corresponding expense in 2006.

Depreciation and amortization - This expense was $15 in the first nine months of both 2007 and 2006, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense was $135 in the first nine months of 2007, as compared to $6,621 in the first nine months of 2006. The decrease of $6,486 is primarily due to the decrease in the balance owing to Counsel. At September 30, 2007, the balance of the related party debt was $2,003, as compared to a balance of $81,114 at September 30, 2006. As discussed in Note 7 of the unaudited condensed consolidated financial statements, at December 30, 2006 Counsel converted a portion of its debt into 3,847,475 shares of the Company’s common stock, and forgave the balance then owing. It should also be noted that related party interest expense in the first nine months of 2006 included $1,036 of amortization of the BCF related to Counsel’s ability to convert a portion of its debt to equity. The BCF was fully amortized in 2006, prior to the debt forgiveness by Counsel, and therefore there has been no corresponding expense in 2007.

•
Third party interest expense was $12 during the first nine months of 2007, as compared to $378 during the first nine months of 2006. All of the interest expense related to the Note and the warrant to purchase common stock, both held by the Company’s third party lender. As discussed in Note 7, the Note was prepaid in full effective January 10, 2007, and therefore the 2007 expense consists of interest and discount amortization for only ten days. In the first nine months of 2006, the combined interest expense and discount amortization were $532, and the Company recorded a credit of $78 as a mark to market adjustment on the warrant to purchase common stock. The 2006 mark to market adjustment on the warrant was based on the closing price of the Company’s common stock on the last day of each quarter. As discussed in Note 7, in the fourth quarter of 2006 the warrant was transferred to stockholders’ equity and therefore no mark to market adjustments have been required in 2007.

•
In the first nine months of 2007, the Company had other expense of $289, as compared to income of $122 during the first nine months of 2006. The 2007 expense is primarily composed of the $293 cost to prepay the Note owed to the third party lender, as detailed in Note 7. In the second quarter of 2006, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $110 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. The remaining income in 2006 related to interest earned on cash deposits.

Discontinued operations - In the first nine months of 2007, the Company reported a loss of $23 from discontinued operations (net of tax of $0), as compared to income of $4,348 (net of tax of $0) reported in the first nine months of 2006. The 2007 loss primarily consists of $14 of network expenses relating to liabilities that were retained when the Telecommunications operations were sold in 2005, with the balance being taxes and regulatory fees. The 2006 income consists of $38 of income related to Telecommunications operations for the nine-month period, and the $4,310 total gains recognized on the sale of the shares of WXCC and ILC, as discussed in Note 8 of the unaudited condensed consolidated financial statements.

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

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2007. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 11 of the unaudited condensed consolidated financial statements, which are included in Part I of this Report, and hereby incorporated by reference into this Part II, for a discussion of the Company’s legal proceedings.

Item 1A.  Risk Factors

Other than with respect to the risk factor reported below, there have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007.

Certain of our recently-acquired portfolio investments are particularly subject to risk of loss
The preferred share investments that the Company made in MyTrade.com and Buddy Media during the third quarter of 2007 are in development stage companies that have yet to provide a return to shareholders. There can be no assurance that the Company will either recover the value of its initial investments or earn a positive return.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. - Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
10.1	Promissory Note for $672,961.16 dated September 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation.

10.2	Promissory Note for $56,250.00 dated September 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation.

10.3	Promissory Note for $73,295.21 dated September 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation.

10.4	The Pledge Agreement dated as of September 21, 2007 (1).

10.5	The Priorities Agreement dated as of September 21, 2007 (1).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2007

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: November 6, 2007	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and Chief Executive Officer

By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary