Form 10-K
period 2007-12-31
C2 Global Technologies Inc
filed 2008-03-11
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.40 per share on June 29, 2007, as reported by the OTC - Bulletin Board, was approximately $692,000.

As of February 26, 2008, there were 23,095,170 shares of Common Stock, $0.01 par value, outstanding.

PART I

(All dollar amounts are presented in thousands of U.S. dollars (“USD”), unless otherwise indicated, except per share amounts)

Item 1. Business.

Overview and Recent Developments

C2 Global Technologies Inc. (“C2” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” which was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, and to “C2 Global Technologies Inc.” in 2005. The most recent name change reflects a change in the strategic direction of the Company following the disposition of its Telecommunications business in the third quarter of 2005, as discussed below. In the second quarter of 2006, the Company opened an office in Texas.

C2 owns certain patents, detailed below under “History and Development of the Business” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no ongoing royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from the target market for its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006 C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleges that these companies’ VoIP services and systems infringe C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs. In April 2007, a trial date of August 4, 2008 was set for the lawsuit. In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. In February 2008, the Company entered into settlement and license agreements with AT&T and Verizon.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc., Buddy Media, Inc. and LIMOS.com LLC. Its investment in MyTrade.com, Inc. was sold in the fourth quarter of 2007, and the Company recognized a gain of $75. The Company’s investment in Internet-based e-commerce businesses continued in the fourth quarter of 2007 when, effective December 7, 2007, it completed the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”). The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with the Company’s majority stockholder, Counsel Corporation (“Counsel”). Knight’s Bridge GP was formed to acquire the general partner interests in 2007 Fund 1 LLP (the “Fund”, subsequently renamed Knight’s Bridge Capital Partners Internet Fund No. 1 LP). At December 31, 2007, the Fund held investments in several Internet-based e-commerce businesses. As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital. Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments. The Fund was an investor in MyTrade.com, and the Company earned approximately $7 in the fourth quarter of 2007 as its share of Knight’s Bridge GP’s carried interest when the Fund also sold its investment in MyTrade.com.

The following table presents information about the net income, loss and assets of the Company as of and for the three years ended December 31, 2007. Effective with the sale of the Telecommunications business in the third quarter of 2005, the Company no longer has distinct operating segments, as were reported in prior years. The Company’s consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K (the “Report”), have been restated to include the Telecommunications operations as discontinued operations.

	For the Year Ended December 31,
	2007	2006	2005
Revenues from external customers	$—	$—	$—
Other income (expense), net	(207)	155	1,084
Interest expense - related party	184	10,390	12,154
Interest expense - third party	12	510	658
(Loss) from continuing operations	(639)	(12,046)	(14,907)
Income (loss) from discontinued operations	(6)	4,370	(3,582)
Total assets	1,796	1,386	3,490

The independent registered public accounting firms’ reports on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for each of the years ended December 31, 2005, 2006 and 2007 contained a paragraph wherein they discussed the uncertainty about the Company’s ability to continue as a going concern. Readers are encouraged to take due care when reading the independent registered public accountants’ report included in Item 15, and Management’s Discussion and Analysis included in Item 7, of this Report. In the absence of ongoing licensing revenues or a substantial infusion of capital, the Company may not be able to continue as a going concern.

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

In 2002, the U.S. Patent and Trademark Office issued U.S. patent No. 6,438,124 (the “C2 Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP services market. The C2 Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or Voice Engines, which provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and, as such, can lead to reduced toll charges. Shortly after the issuance of our core C2 Patent, we disposed of our domestic U.S. VoIP network in a transaction with Buyers United, Inc., which closed on May 1, 2003. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data. The sale of the ILC business removed essentially all operations that did not pertain to our proprietary software-based convergence solution for voice and data. As part of the sale, we retained all of our intellectual property rights and patents.

In 2003, we added to our VoIP patent holdings when we acquired U.S. Patent No. 6,243,373, titled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure C2’s obligations under the associated purchase agreement. The VoIP Patent together with the existing C2 Patent and related international patents and patent applications form our international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing C2’s patented technology. The comprehensive nature of the VoIP Patent is summarized in the patent’s abstract, which, in pertinent part, describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.” As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net earnings from our VoIP Patent Portfolio.

Revenue and contributions from technology-related operations up to December 31, 2004 were based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005, rather than on the receipt of licensing fees and royalties. We expect to generate ongoing licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights, as discussed above under “Overview and Recent Developments”.

The Company has previously conducted research and development activities related to its patents, most recently in 2005, when it invested $389. The Company suspended its investment in research and development in the third quarter of 2005 in conjunction with its decision to focus on the realization of licensing fees associated with its intellectual property.

On March 28, 2006, the Company sold all the shares of WXCC to a third party. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118. On June 30, 2006, the same third party that had purchased the WXCC shares agreed to acquire all the shares of ILC from the Company. The Company recognized a gain of $665 on the sale, net of closing costs of $46. Both of these gains were included in income from discontinued operations in the Company’s consolidated statement of operations.

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc., Buddy Media, Inc. and LIMOS.com LLC, and it continued its investment activities in the fourth quarter of 2007 with the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC. At December 31, 2007 the Company’s investment in these businesses totalled $519. The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373	Issued: June 5, 2001 Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000 Expires: October 29, 2016

		People’s Republic of China No. ZL96199457.6	Issued: December 14, 2005 Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005 Expires: October 29, 2016

		Hong Kong No. HK1018372	Issued: August 11, 2006 Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007

	Internet Transmssion System (“C2 Patent”)	U.S. No. 6,438,124	Issued: August 20, 2002 Expires: July 22, 2018

		People’s Republic of China No. ZL97192954.8	Issued: May 21, 2004 Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006 Expires: February 5, 2017

	Private IP Communication Network Architecture	U.S. No. 7,215,663	Issued: May 8, 2007 Expires: June 12, 2017

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

In 2005 and 2006, the Company was awarded patents for the VoIP Patent from the People’s Republic of China, Hong Kong, and Canada. In the fourth quarter of 2006, the European Patent Office advised that it intended to grant C2 a European patent that is equivalent to the VoIP Patent. The decision to grant the European patent was subsequently published on March 21, 2007 and in June 2007 the Company applied for the validation of the patent in fifteen European countries. In the fourth quarter of 2006, the Company was awarded a patent in Canada for the C2 Patent.

In addition to the VoIP Patent Portfolio, which covers the foundation of any VoIP system, our patent holdings include:

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

C2 also owns intellectual property that solves teleconferencing problems:

Delay Synchronization in Compressed Audio Systems (U.S. Patent No. 5,754,534 granted May 19, 1998) - This invention eliminates popping and clicking when switching between parties in a communications conferencing system employing signal compression techniques to reduce bandwidth requirements.

Volume Control Arrangement for Compressed Information Signals (U.S. Patent No. 5,898,675 granted April 27, 1999) - This invention allows for modifying amplitude, frequency or phase characteristics of an audio or video signal in a compressed signal system without altering the encoder or decoder employed by each conferee in a conferencing setting, so that individuals on the conference call can each adjust their own gain levels without signal degradation.

Employees

As of December 31, 2007, C2 had five employees, all of whom are also employees of Counsel. The salaries of four of the employees are paid by Counsel. Under the terms of a management services agreement (the “Agreement”), as described in Item 11 of this Report, the Counsel employees provide management and administrative services to C2 and the associated costs are allocated to C2. The CEO has a separate employment arrangement with C2, as discussed in Item 11. The Company expects to hire additional employees as it pursues its patent licensing strategy, although there are no specific plans at this time.

Industry

The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have driven this change include:

•	entry of new competitors and investment of substantial capital in existing and new services, resulting in significant price competition

•	technological advances resulting in a proliferation of new services and products and rapid increases in network capacity

•	the Telecommunications Act of 1996; as amended, and

•	growing deregulation of communications services markets in the United States and in other countries around the world.

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

Government Regulation

Recent legislation in the United States, including the Sarbanes-Oxley Act of 2002, has increased regulatory and compliance costs as well as the scope and cost of work provided to us by our independent registered public accountants and legal advisors. The Company has become subject to Section 404 reporting as of December 31, 2007. As implementation guidelines continue to evolve, we expect to continue to incur costs, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

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

In each of their audit reports for the years ended December 31, 2005, 2006 and 2007, our independent registered public accounting firm has made reference to the uncertainty regarding our ability to continue as a going concern. Before considering making an investment or becoming a stakeholder in C2, you should carefully review the aforementioned accountants’ reports and ensure that you have read and understood them, and have obtained relevant advice from your financial and other advisors.

If we were to default on any of our related party loans, Counsel could foreclose on our assets.

At December 31, 2007 Counsel owned 92.51% of the equity of the Company. Counsel had previously committed, by means of a Keep Well agreement (the “Keep Well”) that expired on December 31, 2006, to fund the operating cash requirements of the Company. Although Counsel funded our minimal cash requirements during 2007, and has indicated that it will continue to do so until at least December 31, 2008, which is the maturity date of the outstanding loan payable to Counsel, it has not formally committed to long-term funding of our operations. Our assets serve as collateral for our related party debt. In the event that we were to default on this debt, and Counsel foreclosed on our assets, we would be unable to continue our operations as they are presently conducted, if at all. Our aggregate total debt to Counsel at December 31, 2007 was $2,335. See the section entitled “Transactions with Counsel” in Item 13 of this Report.

Certain of our recently-acquired portfolio investments are particularly subject to risk of loss.

The preferred share investment that the Company made in Buddy Media during the third quarter of 2007 is in a development stage company that has yet to provide a return to shareholders. There can be no assurance that the Company will either recover the value of its initial investment or earn a positive return.

We are subject to litigation.

We are, from time to time, involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The significant litigation matters in which we are involved at this time are detailed in Item 3 of this Report.

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

The Company’s VoIP Patent Portfolio consists of United States Patents No. 6,243,373 and No. 6,438,124. The ultimate value of these patents has yet to be determined. If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize value from our patents, or prevent third parties from benefiting from those patents without benefit to the Company. Any currently pending or future patent applications may not result in issued patents. In addition, any issued patents may not have priority over any patent applications of others or may not contain claims sufficiently broad to protect us against third parties with similar technologies, products or processes.

Our principal stockholder, Counsel, has voting control over us and our executive officers are employees of Counsel.

Counsel owns approximately 93% of our outstanding common stock. As a result, Counsel controls all matters requiring approval by the stockholders, including the election of the Board of Directors and significant corporate transactions. Our Board of Directors has five members, four of whom are independent of Counsel. The Board establishes corporate policies and has the sole authority to nominate and elect officers to carry out those policies. Our Chief Executive Officer, Chief Financial Officer, Vice President of Accounting and Corporate Secretary are all employees of Counsel. Counsel’s control over C2 could delay or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

We may conduct future offerings of our common stock and preferred stock and pay debt obligations with our common and preferred stock that may diminish our investors’ pro rata ownership and depress our stock price.

We reserve the right to make future offers and sales, either public or private, of our securities including shares of our preferred stock, common stock or securities convertible into common stock at prices differing from the price of the common stock previously issued. In the event that any such future sales of securities are effected or we use our common or preferred stock to pay principal or interest on our debt obligations, an investor’s pro rata ownership interest may be reduced to the extent of any such issuances and, to the extent that any such sales are effected at consideration which is less than that paid by the investor, the investor may experience dilution and a diminution in the market price of the common stock. As of the date of this Report, a third party holds a Warrant to acquire 1,000,000 shares of common stock.

The telecommunications market is volatile.

During the last several years, the telecommunications industry has been very volatile as a result of overcapacity, which has led to price erosion and bankruptcies. If our potential licensees cannot control their subscriber and customer attrition, our potential revenue could decrease significantly as the licensees become unable to meet their financial obligations.

There is a limited public trading market for our common stock; the market price of our common stock has been volatile and could experience substantial fluctuations.

Our common stock is currently quoted on the OTC Bulletin Board and has a limited public trading market. Without an active trading market, there can be no assurance regarding the liquidity or resale value of the common stock. In addition, the market price of our common stock has been, and may continue to be, volatile. Such price fluctuations may be affected by general market price movements or by reasons unrelated to our operating performance or prospects such as, among other things, announcements concerning us or our competitors, technological innovations, government regulations, and litigation concerning proprietary rights or other matters.

We may not be able to utilize income tax loss carryforwards.

Restrictions in our ability to utilize income tax loss carry forwards have occurred in the past due to the application of certain changes in ownership tax rules in the United States. There is no certainty that the application of these rules may not recur. In addition, further restrictions of, reductions in, or expiry of net operating loss and net capital loss carry forwards may occur through future merger, acquisition and/or disposition transactions or failure to continue a significant level of business activities. Any such additional limitations could require us to pay income taxes in the future and record an income tax expense to the extent of such liability. We could be liable for income taxes on an overall basis while having unutilized tax loss carry forwards since these losses may be applicable to one jurisdiction and/or particular line of business while earnings may be applicable to a different jurisdiction and/or line of business. Additionally, income tax loss carry forwards may expire before we have the ability to utilize such losses in a particular jurisdiction and there is no certainty that current income tax rates will remain in effect at the time when we have the opportunity to utilize reported tax loss carry forwards.

We have not declared any dividends on our common stock to date and have no expectation of doing so in the foreseeable future.

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2007, we do not have any preferred stock outstanding that has any preferential dividends. Additionally, under the Florida Act, we cannot pay dividends while we have negative stockholders’ equity.

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

Item 3. Legal Proceedings.

On April 16, 2004, certain stockholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego (the “Complaint”) against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as four present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, among other things, that the Defendants, in their respective roles as controlling stockholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. Although there is no certainty that this matter will be resolved in the Company’s favor, at this time the Company does not believe that the outcome of this matter will have a material adverse impact on its business, results of operations, financial position or liquidity.

The Company, Counsel Communications LLC, Counsel Corporation and four of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego (the “Court”) on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. Although there is no certainty that this matter will be resolved in the Company’s favor, at this time the Company does not believe that the outcome of this matter will have a material adverse impact on its business, results of operations, financial position or liquidity. In February 2006, the plaintiffs in both this action and the derivative action described above changed attorneys. On July 31, 2007, the trial date for both actions was moved to June 6, 2008.

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

On June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas and alleges that the defendants’ services and systems utilizing VoIP infringe C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages, and costs. In April 2007, a trial date of August 4, 2008 was set for the lawsuit. In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. There is no assurance that the Company will be successful in this litigation. In February 2008, the Company settled the complaints against AT&T and Verizon by entering into settlement and license agreements.

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

Market Information

Shares of C2’s common stock, $0.01 par value per share, are traded on the OTC Bulletin Board (“OTCBB”) under the symbol COBT.OB.

The following table sets forth the high and low prices for our common stock, as quoted on the OTCBB, for the calendar quarters from January 1, 2006 through December 31, 2007, based on inter-dealer quotations, without retail markup, markdown, commissions or adjustments. These prices may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2006	$0.79	$0.40
June 30, 2006	1.98	0.25
September 30, 2006	1.60	0.51
December 31, 2006	0.60	0.35

March 31, 2007	$1.49	$0.50
June 30, 2007	0.90	0.35
September 30, 2007	0.55	0.40
December 31, 2007	0.90	0.31

On February 26, 2008, the closing price for a share of the Company’s common stock was $1.01.

Holders

As of February 26, 2008, the Company had approximately 946 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2007, we do not have any preferred stock outstanding which has any preferential dividends. Under the Florida Act, we cannot pay dividends while we have negative stockholders’ equity.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2007, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

During the twelve months ended December 31, 2007, 30,000 options were granted to directors under the 2003 Employee Stock Option and Appreciation Rights Plan. These options were issued with an exercise price that equalled or exceeded fair market value on the date of the grant, and they vest over a 4-year period subject to the grantee’s continued service as a director with the Company. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). No other options were issued during the twelve months ended December 31, 2007.

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
	$
Equity compensation plans approved by security holders:
2003 Stock Option and Appreciation Rights Plan	598,250	1.48	1,401,750
1997 Recruitment Stock Option Plan	238,611	2.20	131,389
1995 Directors Stock Option and Appreciation Rights Plan	—	—	12,500
1995 Employee Stock Option and Appreciation Rights Plan	—	—	20,000

Equity compensation plans not approved by security holders:
Issuance of non-qualified options to employees and outside consultants	138,888	59.26	—

Total	975,749	9.88	1,565,639

(1) For a description of the material terms of these plans, see Note 16 in the Company’s audited financial statements included in Item 15 of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities.

We did not make any stock repurchases during the last quarter of 2007.

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

The following graph compares our cumulative total stockholder return with that of the Russell 2000 index of small-capitalization companies and our peer group. Our peer group consists of Acacia Technologies Group, Forgent Networks Inc. (d/b/a Asure Software), UTEK Corporation, Patriot Scientific Corporation and Network-1 Security Solutions Inc. We selected these companies for our Current Group because they are in the business of licensing intellectual property in a manner that is similar to our business model. The graph assumes an initial investment of $100.00 made on December 31, 2002, and the reinvestment of dividends (where applicable). We have never paid a dividend on our common stock.

Total Return Analysis
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
C2 Global Technologies, Inc.	$100.00	$87.20	$24.00	$24.40	$16.00	$12.40
Peer Group	$100.00	$137.45	$179.69	$207.50	$687.61	$629.28
Russell 2000 Index	$100.00	$145.37	$170.08	$175.73	$205.61	$199.96
Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks

Item 6. Selected Financial Data.

The following selected consolidated financial information was derived from the audited consolidated financial statements and notes thereto. Prior periods have been amended to reclassify the Telecommunications business as discontinued operations. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the Consolidated Financial Statements and Notes thereto included in Item 15 in this Report.

	2007	2006		2005	2004	2003
Statement of Operations Data :

Patent licensing and development revenues	$—		$—	$—	$540	$2,164

Operating costs and expenses	1,236		1,301	3,179	4,541	4,516
Operating loss	(1,236)		(1,301)	(3,179)	(4,001)	(2,352)
Other income (expense):
Interest expense - related party	(184)		(10,390)	(12,154)	(8,488)	(10,175)
Interest expense - third party	(12)		(510)	(658)	(65)	(875)
Other income (expense)	(207)		155	1,084	1,487	1,138
Other income (expense), net	(403)		(10,745)	(11,728)	(7,066)	(9,912)
Loss from continuing operations before income taxes	(1,639)		(12,046)	(14,907)	(11,067)	(12,264)
Income tax expense (recovery)	(1,000)		—	—	—	—
Loss from continuing operations	(639)		(12,046)	(14,907)	(11,067)	(12,264)
Income (loss) from discontinued operations	(6)		4,370	(3,582)	(11,716)	(19,164)
Net loss	$(645)	$	(7,676)	$(18,489)	$(22,783)	$(31,428)

Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.03)		$(0.63)	$(0.77)	$(0.57)	$(1.75)
Income (loss) from discontinued operations	—		0.23	(0.19)	(0.61)	(2.73)
Net loss per common share	$(0.03)		$(0.40)	$(0.96)	$(1.18)	$(4.48)

Balance Sheet Data:
Total assets	$1,796		$1,386	$3,490	$24,009	$39,054
Total current liabilities	$2,737		$1,855	$79,852	$36,150	$50,887
Total long-term obligations:
Related party	$—		$—	$—	$46,015	$28,717
Third party	$—		$—	$1,580	$3,164	$—
Discontinued liabilities	$—		$—	$—	$645	$2,403
Stockholders’ deficit	$(941)		$(469)	$(77,942)	$(61,965)	$(42,953)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands USD, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included in Item 8 of this Report. Our accounting policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

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

Liquidity and Capital Resources

As a result of our historical operating losses and negative cash flows from operations, at December 31, 2007 we had a stockholders’ deficit of $941 (2006 - $469) and a working capital deficit of $1,653 (2006 - $1,782). The working capital deficit decreased by $1,000 due to the Company recording a deferred income tax asset of $1,000 in the fourth quarter of 2007 as a result of the settlement and license agreements that were finalized in the first quarter of 2008, and by $148 due to a reduction in accounts payable and accrued liabilities. These decreases were offset by net advances of $2,145 from our majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”), and the capitalization of $184 interest on those advances. During 2007, Counsel advanced a total of $3,245, and the Company repaid $1,100 of principal from the proceeds of the redemption of the AccessLine portfolio investment and the sale of the investment in MyTrade.com, Inc., which are discussed in more detail in Note 5 of the consolidated financial statements. The bulk of the advances from Counsel were used to fund the January 10, 2007 repayment of the $1,471 convertible note (the “Note”) owing to a third party lender at December 31, 2006. The Note’s repayment also resulted in the elimination of its associated $62 deferred financing costs and $172 debt discount, further increasing the working capital deficit.

As a result of the settlement and license agreements entered into with respect to the VoIP Patent Portfolio in 2008, the Company expects to recognize revenues from continuing operations for the first time since 2004. At the present time, the Company expects to have positive operating cash flows in 2008. However, the Company must continue to realize value from its intellectual property through ongoing licensing and royalty revenue, as discussed in Note 1 of the consolidated financial statements, in order to continue as a going concern. Absent an ongoing revenue stream, there is significant doubt regarding the Company’s ability to obtain additional financing to fund its operations without the support of Counsel.

Related party debt owing to Counsel is $2,335 at December 31, 2007 compared to $6 at December 31, 2006. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. The related party debt was scheduled to mature on December 31, 2007, but has been extended until December 31, 2008. Until December 31, 2006, the debt was supported by Counsel’s Keep Well agreement with C2, which required Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of C2. The Keep Well was not extended beyond its December 31, 2006 maturity, but Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2008.

The Company had no long-term third party debt at December 31, 2007.

Ownership Structure and Capital Resources

•	The Company is 92.51% owned by Counsel. The remaining 7.49% is owned by public stockholders.

•
Since becoming controlling stockholder in 2001, Counsel has invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business. At December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest. As discussed in Note 9 of the consolidated financial statements included in Item 15 of this Report, on December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196. Counsel subsequently provided net advances of $2,151 through December 31, 2007. The disposition of the Telecommunications business in the third quarter of 2005 significantly reduced both the complexity and the funding requirements of the Company’s operations, and Counsel’s investment during 2006 and 2007 was significantly less than its investment in prior years. As noted above, should the Company fail to establish ongoing patent licensing and royalty revenues, the Company’s ongoing operations may again become dependent on funding by Counsel.

Cash Position

Cash, cash equivalents and restricted cash as of December 31, 2007 were $67 compared to $3 in 2006 and $1,833 in 2005.

Cash utilized in operating activities

Cash used in operating activities (excluding discontinued operations) during 2007 was $1,268 (2006 - $2,324; 2005 - $3,350). The net loss from continuing operations decreased $11,407 to $639 in 2007 compared to $12,046 in 2006. In 2007, the loss from discontinued operations was $6, as compared to income of $4,370 in 2006, a net decrease of $4,376. In the fourth quarter of 2007 the Company recorded a deferred income tax recovery of $1,000; there was no similar transaction in 2006. The other significant changes in non-cash items in 2007 as compared to 2006 involved related party debt. In 2006 the Company recorded $2,848 of amortization of discount and debt issuance costs on a convertible note owing to Counsel; as this debt was eliminated by conversion and forgiveness on December 30, 2006, there were no similar amounts recorded in 2007. As well, Counsel’s December 30, 2006 forgiveness of the remaining debt owing resulted in capitalized interest being reduced from $7,542 in 2006 to $184 in 2007, a difference of $7,358. It should also be noted that the reduction in accounts payable and accrued liabilities in 2007 was $148, compared to $1,224 in 2006, a reflection of the reduced complexity of the Company’s operations following the sale of its Telecommunications business during the third quarter of 2005.

Cash provided by investing activities

Net cash provided by investing activities (excluding discontinued operations) during 2007 was $655 (2006 - $0, 2005 - $0). In 2007, the Company’s $1,100 preferred share investment in AccessLine Communications was redeemed in full. The Company subsequently invested $595 in the portfolio investments described in Note 5 of the consolidated financial statements, and received $150 from the sale of one of these investments. There were no similar transactions in 2006 and 2005.

Cash provided by financing activities

Financing activities (excluding discontinued operations) provided net cash of $683 (2006 - $2,142; 2005 - $12,092). Net financing from Counsel was $2,145 in 2007 compared to $2,401 in 2006, a decrease of $256. However, the Company’s payments to its third party lender in 2007 decreased $303, from $1,765 in 2006 to $1,462 in 2007. In 2006, $1,506 of the payments to the third party lender were made from cash that had been segregated in 2005 for that purpose; no segregated cash remained to be applied in 2007.

Contractual Obligations

We have no contractual commitments other than our debt. We have no liabilities associated with income taxes that require disclosure under the terms and provisions of FIN 48. The following table summarizes our contractual obligations, including estimated interest payable, at December 31, 2007:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable to a related party	$2,577	$2,577	$—	$—	$—

Total	$2,577	$2,577	$—	$—	$—

Consolidated Results of Operations

Key selected financial data for the three years ended December 31, 2007, 2006 and 2005 are as follows:

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues:
Patent licensing	$—	$—	$—	N/A	N/A

Operating costs and expenses:
Selling, general, administrative and other	1,216	1,281	2,758	(5)	(54)
Research and development	—	—	389	N/A	N/A
Depreciation and amortization	20	20	32	—	(38)
Total operating costs and expenses	1,236	1,301	3,179	(5)	(59)
Operating loss	(1,236)	(1,301)	(3,179)	(5)	(59)
Other income (expense):
Interest expense - related party	(184)	(10,390)	(12,154)	(98)	(15)
Interest expense - third party	(12)	(510)	(658)	(98)	(22)
Other income (expense)	(207)	155	1,084	N/A	(86)
Total other expense, net	(403)	(10,745)	(11,728)	(96)	(8)
Loss from continuing operations before income taxes	(1,639)	(12,046)	(14,907)	(86)	(19)
Income tax expense (recovery)	(1,000)	—	—	N/A	N/A
Loss from continuing operations	(639)	(12,046)	(14,907)	(95)	(19)
Income (loss) from discontinued operations	(6)	4,370	(3,582)	N/A	N/A
Net loss	$(645)	$(7,676)	$(18,489)	(92)	(58)

In order to more fully understand the comparison of the results of continuing operations for 2007 as compared to 2006, and for 2006 as compared to 2005, it is important to note the significant changes that occurred in 2005 and 2006. On May 19, 2005, we entered into an agreement to sell substantially all of the assets, and to transfer certain liabilities, of WXC Corp. (“WXCC”, formerly Acceris Communications Corp.) to Acceris Management and Acquisition LLC, an unrelated third party. The sale closed on September 30, 2005. The operational results related to WXCC were reclassified as discontinued operations in 2005 and prior years, and accordingly are not included in the following analysis of continuing operations. Similarly, in the second quarter of 2006 we entered into a stock purchase agreement with a third party, which agreed to acquire all of the shares of I-Link Communications Inc. (“ILC”) from the Company. The operational results related to ILC were reclassified as discontinued operations in 2006 and prior years, and are not included in the following analysis of continuing operations.

Patent licensing revenue is derived from licensing and related services revenue. Utilizing our patented technology, VoIP enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no ongoing royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from the target market for its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006 C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleges that these companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs. In April 2007, a trial date of August 4, 2008 was set for the lawsuit. In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. In February 2008, the Company settled the complaints against AT&T and Verizon by entering into settlement and license agreements.

Revenue and contributions from this business were historically based on the sales and deployments of our VoIP solutions, which we ceased directly marketing in 2005, rather than on the receipt of licensing fees and royalties. We expect to generate ongoing licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights. In connection with the 2003 acquisition of U.S. Patent No. 6,243,373, the Company agreed to remit, to the former owner of the patent, 35% of the net proceeds from future revenue derived from the licensing of the VoIP Patent Portfolio. Net proceeds are defined as revenue from licensing the VoIP Patent Portfolio less costs necessary to obtain the licensing arrangement. To date, no payments have been made to the former owner of the patent, as the relevant costs incurred have exceeded licensing revenues. As we earn patent licensing revenues, we expect that there will be net proceeds that will be subject to the former owner’s 35% entitlement.

2007 Compared to 2006

Patent licensing revenues were $0 in both 2007 and 2006.

Selling, general, administrative and other expense was $1,216 for the year ended December 31, 2007 as compared to $1,281 for the year ended December 31, 2006. The significant changes included:

•
Compensation expense was $304 compared to $234 in 2006. The salary earned by the CEO of C2 remained unchanged at $138; however, stock-based compensation expense increased by $27, from $139 in 2006 to $166 in 2007. In 2006 the Company incurred compensation expense of $27 for an employee who provided technology-related services; his employment terminated in the second quarter of 2006 and consequently there was no corresponding expense in 2007. Also, in the first quarter of 2006 the Company recorded a credit of $69 relating to the reversal of bonus expense accrued in 2005 that was subsequently determined not to be warranted; there were no similar transactions in 2007.

•	Legal expenses in 2007 were $157, comparable to $171 in 2006.

•
Accounting and tax consulting expenses in 2007 were $146 compared to $295 in 2006. The decrease reflects the reduced complexity of the Company’s operations following the disposition of the Telecommunications business in the third quarter of 2005.

•	Fees paid to the members of our Board of Directors were $104 in 2007 and 2006.

•	Management fee expense charged by our majority stockholder, Counsel, was $225 in both 2007 and 2006. See Item 13 of this Report for details regarding these management fees.

•	Directors and officers insurance expense was $150 in both 2007 and 2006.

•	In the second quarter of 2007, the Company incurred expenses of $60 with respect to filing fees for patents being issued in various European countries. There was no corresponding expense in 2006.

Depreciation and amortization - This expense was $20 in both 2007 and 2006, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense was $184 in 2007, as compared to $10,390 in 2006. The decrease of $10,206 is primarily due to the decrease in the balance owing to Counsel. As discussed in Note 13 of the consolidated financial statements, on December 30, 2006, Counsel converted $3,386 of the $83,582 owed by C2 into 3,847,475 common shares and forgave the remaining balance of $80,196. Subsequent net advances by Counsel of $2,151 through December 31, 2007 resulted in much lower interest expense during 2007. It should also be noted that the related party interest expense in 2006 included $2,848 of amortization of the beneficial conversion feature (“BCF”) related to Counsel’s ability to convert a portion of its debt. The BCF was fully amortized in 2006, prior to the debt forgiveness by Counsel, and there has been no corresponding expense in 2007.

•
Third party interest expense was $12 in 2007, as compared to $510 in 2006. All of the interest expense related to the Note and the warrant to purchase common stock, both held by the Company’s third party lender. As discussed in Note 9, the Note was prepaid in full effective January 10, 2007, and therefore the 2007 expense consists of interest and discount amortization for only ten days. In 2006, the combined interest expense and discount amortization were $588, and the Company recorded a credit of $78 as a mark to market adjustment on the warrant to purchase common stock. The 2006 mark to market adjustment on the warrant was based on the closing price of the Company’s common stock on the last day of each quarter. As discussed in Note 9, in the fourth quarter of 2006 the warrant was transferred to stockholders’ equity and therefore no mark to market adjustments were required in 2007.

•
In 2007 the Company had other expense of $207, as compared to other income of $155 in 2006. The 2007 expense is primarily composed of the $293 cost to prepay the Note owed to the third party lender, as detailed in Note 9. It also includes the gain of $75 on the sale of the Company’s interest in MyTrade.com, as detailed in Note 5, and $6 of income related to investments where the Company has significant influence, as also detailed in Note 5. During 2007 the Company earned $2 of bank interest and received $3 as a reduction of prior years’ insurance premiums. The 2006 income primarily consists of the recovery of $110 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy, as a result of the Company entering into settlement agreements with certain carriers. The remaining income in 2006 related to interest earned on cash deposits.

2006 Compared to 2005

Patent licensing revenues were $0 in both 2006 and 2005.

Selling, general, administrative and other expense was $1,281 for the year ended December 31, 2006 as compared to $2,758 for the year ended December 31, 2005. The significant changes included:

•
Compensation expense was $234 compared to $275 in 2005. The 2005 expense included a bonus accrual of $69, which was reversed in the first quarter of 2006 upon determination that it was not warranted. After the effects of the bonus are removed, the comparative expense amounts for 2006 and 2005 are $303 and $206, respectively. On January 1, 2006 the Company adopted SFAS No. 123(R), which resulted in $139 of compensation expense being recorded in 2006. No corresponding expense was recorded in 2005. In 2006, the salary expense for the Company’s technology-related employees was $27, but the corresponding compensation costs in 2005 were included in research and development expense. These increases in compensation expense recorded in 2006 as compared to 2005 were partially offset by a reduction in the annual salary earned by the CEO of C2. Effective July 1, 2005, the annual salary was reduced from $275 to $138, with the result that the 2006 expense was $69 lower than the 2005 expense. The change in salary reflected the reduced complexity of the Company’s operations following the sale of the Telecommunications business in the third quarter of 2005.

•
Legal expenses in 2006 were $171 compared to $845 in 2005. The decrease in legal expenses resulted primarily from a reduced level of activity in the Company’s patent litigation with ITXC. This litigation had commenced in April 2004 and was terminated in March 2006.

•	Accounting and tax consulting expenses in 2006 were $295 compared to $242 in 2005.

•
Fees paid to the members of our Board of Directors were $104 in 2006 compared to $168 in 2005. The decrease is attributable to two factors. The first is that fewer meetings were held during 2006. As well, the Board was smaller during 2006, having been reduced, at the end of the first quarter of 2005, from eight members to four members.

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

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense was $10,390 in 2006, as compared to $12,154 in 2005. The decrease of $1,764 is attributable to two factors. Interest expense on the related party debt with our majority stockholder, Counsel, increased by $1,362, from $6,180 in 2005 to $7,542 in 2006. This was due to a larger average loan balance during 2006, including additional advances during 2006 of $2,401. The interest expense was partially offset by a reduction of $3,126 in amortization of the BCF related to Counsel’s ability to convert a portion of its debt. In 2006, amortization of the BCF was $2,848 on $19,966 of debt convertible at $5.02 per share. In 2005, amortization of the BCF was $5,974 on $18,270 of debt convertible at $5.02 per share. As discussed above, this debt was forgiven by Counsel on December 30, 2006.

•
Third party interest expense was $510 in 2006, as compared to $658 in 2005. The decrease of $148 is due to the fact that the Note with the Company’s third party lender, entered into on October 14, 2004, had a lower average balance during 2006 than during 2005. As discussed above, this debt was repaid in full in January 2007.

•
Other income was $155 for 2006, as compared to $1,084 in 2005. In the second quarter of 2006, the Company entered into settlement agreements with certain carriers, which resulted in the recovery of $110 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy. The remaining income is primarily due to interest earned on cash balances, including interest on the $1,800 deposit that was placed with the Company’s third party lender in October 2005 and subsequently applied to the monthly payments of the Note. In 2005, $1,115 of other income was attributable to settlement agreements with certain carriers, similar to those described for 2006. The 2005 income was partially offset by a charge of $38 when fixed assets were transferred to a former employee in return for future royalty revenues.

Adoption of Significant Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material effect on the financial position, operations or cash flow of the Company. See Note 12 for further discussion of the Company’s income taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company elected to adopt SFAS No. 157 at January 1, 2007, in order to conform to the adoption of a similar Canadian accounting pronouncement by its parent, Counsel Corporation. The Company’s adoption of SFAS No. 157 had no effect on its financial position, operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”, discussed below). FSP FAS 157-2 is effective upon issuance. Entities that applied the measurement and disclosure guidance in SFAS No. 157 in preparing either interim or annual financial statements issued before the effective date of the FSP are not eligible for the FSP’s deferral provisions. Entities are encouraged to adopt SFAS No. 157 in its entirety, as long as they have not yet issued financial statements during that year. An entity that chooses to adopt SFAS No. 157 in its entirety must do so for all nonfinancial assets and nonfinancial liabilities within its scope. As C2 had not employed fair value accounting for any of its nonfinancial assets and nonfinancial liabilities prior to its adoption of SFAS No. 157 at January 1, 2007, FSP FAS 157-2 had no effect on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 provides the option to measure selected financial assets and liabilities at fair value, and requires the fair values of those assets and liabilities to be shown on the face of the balance sheet. It also requires the provision of additional information regarding the reasons for electing the fair value option and the effect of the election on current period earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if SFAS No. 157 is also adopted. SFAS No. 159 is to be applied prospectively. The Company did not elect early adoption of SFAS No. 159, and is currently evaluating the impact that SFAS No. 159 will have on its financial statements when adopted.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141(R) replaces SFAS No. 141 and SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. Together, SFAS No. 141(R) and SFAS No. 160 substantially increase the use of fair value and make significant changes to the way companies account for business combinations and noncontrolling interests. Specifically, they will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, acquisition-related costs to be expensed, and noncontrolling interests in subsidiaries to be initially measured at fair value and classified as a separate component of equity. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. They are to be applied prospectively, with one exception relating to income taxes. The Company is currently evaluating the impact that SFAS No. 141(R) and SFAS No. 160 will have on its financial statements when adopted.

Critical Accounting Policies

Use of estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates required for the preparation of the consolidated financial statements included in Item 15 of this Report were those related to intangible assets, goodwill, investments, deferred tax assets, liabilities, and contingencies surrounding litigation. These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, as discussed below.

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

Intangible assets and goodwill

At December 31, 2007, the Company’s intangible assets consist of the patent rights associated with the VoIP Patent, and the Company’s goodwill relates to an investment in a subsidiary company that holds the rights to some of the Company’s patents. The patent rights are being amortized over 60 months.

The Company assesses the fair value of its intangible assets and its goodwill based upon the fair value of the Company as a consolidated entity, with the Company’s valuation being based upon its market capitalization. Management believes this to be the most reasonable method at the current time, given the absence of a predictable revenue stream and the corresponding inability to use an alternative valuation method such as a discounted cash flow analysis. At December 31, 2007, the Company’s market capitalization significantly exceeded the carrying amount of its total assets, and therefore the Company’s management determined that no impairment was present.

We cannot predict the occurrence of future events that might adversely affect the reported value of the intangible assets or the goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, judgments on the validity of the Company’s VoIP Patent Portfolio, or other factors not known to management at this time.

Investments

The Company holds a minority preferred share investment in Buddy Media, Inc., a minority investment in LIMOS.com LLC, and a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC.

The Buddy Media, Inc. preferred shares are not readily marketable, and are convertible into common stock that is also not readily marketable. The investment is accounted for under the cost method, which requires the fair value of the securities to be estimated quarterly using the best available information as of the evaluation date in order to determine whether there have been any other than temporary impairments in the investment’s carrying value. The fair value is estimated according to the guidelines of SFAS No. 157, Fair Value Measurements, and given the nature of the investments it is based upon Level 3 inputs. Based on the Company’s analysis of information provided by Buddy Media, Inc., management concluded that the fair value of the investment was not impaired at December 31, 2007.

As discussed in more detail in Note 5 of the consolidated financial statements, the Company accounts for its investments in LIMOS.com LLC and Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC using the equity method. Under this method, the investments are carried at cost, plus or minus the Company’s share of increases and decreases in the investee’s net assets and certain other adjustments. The Company’s share of the net income or loss of the investee is included in other income in the Company’s income statement, and any dividends received from the investee are credited to the investment account.

Liabilities

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a liability accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount is estimable, the Company accounts for the liability in the current period. At this time, the Company does not believe that the outcome of the shareholder litigation in which it is currently involved will have a material adverse impact on its business, results of operations, financial position or liquidity.

Stock-Based Compensation

At December 31, 2007, the Company has several stock-based compensation plans, which are described more fully in Note 16 to the consolidated financial statements. The Company calculates stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as revised December 2004 (“SFAS No. 123(R)”), which it was required to adopt in the first quarter of 2006. SFAS No. 123(R) superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB No. 25”), and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

All options are granted with an exercise price that is equal to, or greater than, the market value of the Company’s common stock on the date of grant, and the options vest in four equal installments beginning one year from the grant date. The Company estimates the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following assumptions: an expected volatility of 79%, the discount window primary credit rate for the appropriate term, as supplied by the Federal Reserve, an expected term of 4.75 years as calculated according to the provisions of SEC Staff Accounting Bulletin No. 107, and a dividend yield of zero.

At December 31, 2007, the Company had unrecognized stock-based compensation expense of $176, which is expected to be recognized over a weighted-average period of approximately 14 months.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material effect on the financial position, operations or cash flow of the Company. See Note 12 for further discussion of the Company’s income taxes.

The Company periodically assesses the value of its deferred tax asset, which has been generated by a history of net operating and net capital losses, and which has been recognized in accordance with FIN 48, and determines the necessity for a valuation allowance. The Company evaluates which portion of the deferred tax asset, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the minimal amount of cash and cash equivalents currently on hand, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, at December 31, 2007 we had no variable rate debt instruments. We do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2007. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and supplementary data beginning on pages F-1 and S-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Certifying Officers, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment using these criteria, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Under our Articles of Incorporation, as amended, the Board of Directors is divided into three classes, with the total number of directors to be not less than five and not more than nine. Each director is to serve a term of three years or until his or her successor is duly elected and qualified. As of the date hereof, the Board of Directors consists of five members: one Class I director (Mr. Shimer), three Class II directors (Messrs. Toh, Heaton, and Silber) and one Class III director (Mr. Turock). The following table sets forth the names, ages and positions with C2 of the persons who currently serve as our directors and executive officers. There are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	59	Chairman of the Board and Chief Executive Officer
Hal B. Heaton	57	Director (2), (3), (4), (5)
Henry Y.L. Toh	50	Director (2), (3), (4), (5)
Samuel L. Shimer	44	Director (2)
David L. Turock	50	Director (2), (6)
Stephen A. Weintraub	60	Executive Vice President, Corporate Secretary and Chief Financial Officer

(1)	As of December 31, 2007.

(2)	Independent Director

(3)	Member of the Audit Committee

(4)	Member of the Compensation Committee

(5)	Member of the Special Committee of Independent Directors

(6)	Appointed to the Board of Directors January 16, 2008

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

Henry Y.L. Toh, Director. The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992. Mr. Toh became President of C2 in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. Mr. Toh was appointed as Chairman of the Audit Committee in March 2005. Mr. Toh has served as a director of Four M International, Inc, a privately held offshore investment entity, since 1992; a director of I DNA, Inc., a specialized finance and entertainment company, since 1998; a director of Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, since 2001; a director of Isolagen, Inc., a biotechnology company, since 2004; a director of Labcock Technologies, Inc., since 2005; and a director of American Surgical Holdings, Inc. since 2006. Mr. Toh has been a director and Chief Executive Officer of Amerique Investments since 1992. Mr. Toh is a graduate of Rice University.

Samuel L. Shimer, Director. Mr. Shimer was appointed by the Board of Directors as a Class I director on April 15, 2001 to fill a board vacancy. He was appointed Senior Vice President, Mergers & Acquisitions and Business Development on February 12, 2003 and he terminated his employment with the Company on February 27, 2004 to join J. H. Whitney & Co., an asset management company. From 1997 to February 2003 he was employed by Counsel as a Managing Director. From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal. Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master’s of Business Administration degree from Harvard Business School.

David L. Turock, Director. Mr. Turock was appointed by the Board of Directors as a Class III director on January 16, 2008 to fill a board vacancy. Mr. Turock began his career working with AT&T Bell Laboratories in 1982 and Bell Communications Research in 1988, and subsequently founded enhanced telephone service provider, Call Sciences. He later formed Interexchange, which designed and operated one of the world’s largest debit card systems. Most recently, from 2001 to 2007, Mr. Turock was Chief Technology Officer of Therap Services, a provider of informatics services to disabled patients. Mr. Turock is also the inventor of the Company’s VoIP Patent. Mr. Turock received his B.S. in Experimental Psychology from Syracuse University, his M.S. and Ph.D. degrees in Cognitive Psychology from Rutgers University, and his M.S.E. in Computer Science from the Moore School of the University of Pennsylvania.

Stephen A. Weintraub, Executive Vice President, Corporate Secretary and Chief Financial Officer. Mr. Weintraub was appointed Senior Vice President and Secretary of C2 in December 2002. Mr. Weintraub was elected as a Class I director on November 26, 2003, and served as a director until June 15, 2004. He became an Executive Vice President in October 2005 and was appointed Chief Financial Officer in December 2005. Mr. Weintraub joined Counsel in June 1983 as Vice President, Finance and Chief Financial Officer. He has been and is an officer and director of Counsel and various Counsel subsidiaries. He has been Secretary of Counsel since 1987 and was appointed Senior Vice President in 1989. In December 2004, Mr. Weintraub was promoted to Executive Vice President and Secretary and became Chief Financial Officer again in December 2005. Mr. Weintraub received a Bachelor’s degree in Commerce from the University of Toronto in 1969, qualified as a Chartered Accountant with Clarkson, Gordon (now Ernst & Young LLP) in 1972 and received his law degree (LL.B.) from Osgoode Hall Law School, York University in 1975. Mr. Weintraub is a director of Counsel Corporation, the parent company of C2.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2007.

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

Corporate Governance

Audit Committee

The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Toh (Chairman) and Mr. Heaton, both independent directors. The Audit Committee held four meetings during the fiscal year ended December 31, 2007. On June 9, 2000, the Board of Directors approved C2’s Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter is available on the Company’s website www.c-2technologies.com.

Board Meetings and Committees; Annual Meeting Attendance

The Board of Directors held four meetings during the fiscal year ended December 31, 2007.

The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee, and the Special Committee of Independent Directors.

The Board has no formal policy regarding attendance at annual shareholder meetings; however, directors are encouraged to attend. No annual shareholder meeting was held during 2007.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Henry Y.L. Toh is an audit committee financial expert as defined by Item 407(d) of Regulation S-K under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Special Committee of Independent Directors

The Special Committee of Independent Directors reviews and makes recommendations to the Board of Directors on potential merger and acquisition activities of the business and potential financings. The Committee was formed on December 7, 2004 and is comprised of Messrs. Heaton (Chairman) and Toh. Mr. Heaton joined the committee on March 30, 2005. The Special Committee held no meetings during the fiscal year ended December 31, 2007.

Nominating Committee and Nomination of Directors

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

Item 11. Executive Compensation.

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

Our Named Executive Officers for 2007

This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2006 and 2007, our named executive officers consisted of the following officers:

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

Except for the CEO, our company had no paid employees during 2006 and 2007.

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

Base salaries are reviewed annually by our Compensation Committee and our Board, and adjusted from time to time pursuant to such review or at other appropriate times, in order to align salaries with market levels after taking into account individual responsibilities, performance and experience. For 2008, this review will occur by June 30.

Except for the CEO, the Company had no paid employees during 2006 and 2007. As noted above, the Company’s CEO, Mr. Allan Silber, is also the CEO of Counsel. Mr. Silber’s initial annual salary of $275, and a discretionary bonus of up to 100% of his base salary, were identical to the compensation being paid to the outgoing President and CEO, whom Mr. Silber replaced at the end of 2002. Following the finalization, in May 2005, of the agreement to sell our Telecommunications business, in the third quarter of 2005 Mr. Silber’s annual salary and bonus were reduced by 50%, to $137.5 salary and a discretionary bonus of up to 100% of his base salary. However, given the continued involvement of Mr. Silber, as well as the involvement of other employees of Counsel who receive no direct compensation from the Company, the Compensation Committee made discretionary grants of options to purchase common shares to both Mr. Silber and those employees in the third quarter of 2006.

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

We set bonuses based on certain performance measures in order to maximize and align the interests of our officers with those of our shareholders. Although performance goals are generally standard for determining bonus awards, we have and will consider additional performance rating goals when evaluating the bonus compensation structure of our executive management. In addition, in instances where the employee has responsibility over a specific area, performance goals may be directly tied to the overall performance of that particular area. It is not expected that any bonuses will be awarded for 2007.

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

Executive and Director Compensation - Tabular Disclosure

Please note that all amounts reported in the tables below, and the accompanying notes, are in dollars, rounded to the nearest dollar.

Summary Compensation Table

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2007 by our Named Executive Officers, which included our principal executive officer and principal financial officer. We have no other officers or employees whose compensation is $100,000.00 or more. As discussed in Item 13, certain employees of Counsel provide services to C2, and compensation for those services is provided and paid for under the terms and provisions of the certain Management Services Agreement (the “Agreement”) entered into between Counsel and C2.

Name and Principal Position	Year	Salary	Option Awards[1]	Total
Allan Silber	2007	$137,500	$33,563	$171,063
Chairman of the Board and Chief Executive Officer	2006	137,500	13,982	151,482

Stephen Weintraub	2007	—	12,375	12,375
Executive Vice President, Chief Financial Officer and Corporate Secretary	2006	—	5,155	5,155

1 The amounts reported in this column relate solely to compensation expense associated with options issued in 2006. Please see the “Grants of Plan-Based Awards for the Year Ended December 31, 2006” table, as included in our Annual Report on Form 10-K for the year ended December 31, 2006, for details of these options.

Grants of Plan-Based Awards

There were no grants of plan-based awards to the Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2007. During 2006, the Chief Executive Officer was granted 300,000 options to purchase common stock, and the Chief Financial Officer was granted 75,000 options to purchase common stock. Please see the “Grants of Plan-Based Awards for the Year Ended December 31, 2006” table, as included in our Annual Report on Form 10-K for the year ended December 31, 2006, for details of these options. There were no option awards to the Chief Executive Officer or Chief Financial Officer during 2005.

Allan Silber, the CEO of C2, is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $137,500, plus a discretionary bonus of 100% of the base salary. No bonus was paid for the years ended December 31, 2005 and 2006, and none is expected to be paid for the year ended December 31, 2007. Mr. Silber’s compensation is expensed by C2.

Stephen Weintraub, the CFO of C2, is an employee of Counsel. Mr. Weintraub has no employment contract with C2. The cost of Mr. Weintraub’s services to C2 is a component of the Agreement between C2 and Counsel. The Agreement was first entered into in December 2004. Under the terms of the original Agreement, C2 agreed to make payment to Counsel for the past and future services to be provided to the Company by certain Counsel personnel for the calendar years of 2004 and 2005. The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2. In December 2005, C2 entered into a similar agreement with Counsel for services to be provided by Counsel in 2006, with the allocation determined on the same basis as the Agreement, and in May 2007, C2 and Counsel entered into a similar agreement for services to be provided during 2007. For the years ended December 31, 2007 and 2006, the cost was $225,000, as compared to $450,000 for the year ended December 31, 2005. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of the C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. The Company expects that Counsel will continue to provide these services in 2008 on the same cost basis.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the detail of outstanding equity awards, as regards exercisable and unexercisable options, at December 31, 2007.

Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable[1]	Option Exercise Price($/Sh)	Option Expiration Date
Allan Silber	56,250	168,750	$0.66	August 1, 2013
Allan Silber	18,750	56,250	1.11	August 1, 2013
Stephen Weintraub	18,750	56,250	1.01	August 1, 2013

1 The options vest 25% annually beginning on the first anniversary of the grant date, which was August 1, 2006 for all options reported in this table.

Compensation of Directors

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2007 by each person serving as a director.

Name	Fees Earned or Paid in Cash	Option Awards[1]	Total
Henry Y.L. Toh	$44,000	$4,406	$48,406
Hal B. Heaton	36,000	4,496	40,496
Samuel L. Shimer	24,000	3,870	27,870

1 The options vest 25% annually beginning on the first anniversary of the grant date. The amount reported in this column relates to compensation expense associated with options issued in 2004, 2005, 2006 and 2007. The table below provides information regarding the current year compensation expense and grant date fair value of each option award underlying the reported 2007 compensation expense.

DETAIL OF DIRECTOR OPTION AWARDS EXPENSE

Name	Grant Date	Number of Options Awarded	Grant Date Fair Value of Option Award	2007 Expense
Henry Y.L. Toh	January 2, 2004	1,500	$2,145	$536
	August 10, 2004	10,000	5,400	1,350
	April 1, 2005	10,000	3,600	900
	April 3, 2006	10,000	3,300	825
	April 2, 2007	10,000	4,600	795
				$4,406

Hal B. Heaton	January 2, 2004	1,750	$2,502	$626
	August 10, 2004	10,000	5,400	1,350
	April 1, 2005	10,000	3,600	900
	April 3, 2006	10,000	3,300	825
	April 2, 2007	10,000	4,600	795
				$4,496

Samuel L. Shimer	August 10, 2004	10,000	$5,400	$1,350
	April 1, 2005	10,000	3,600	900
	April 3, 2006	10,000	3,300	825
	April 2, 2007	10,000	4,600	795
				$3,870

Each director who is not employed by C2 or by Counsel receives a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded on March 31 or the next business day. In addition, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per year. The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors. No discretionary stock options were awarded to the non-employee directors during 2007 or 2006. 300,000 stock options were awarded to Allan Silber during 2006, as disclosed above in the Summary Compensation table.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee reviews and approves the compensation for executive employees. The Compensation Committee Mandate was first approved by C2’s Board of Directors on February 12, 2003. It was subsequently revised on December 9, 2005. The Compensation Committee Mandate is available on the Company’s website www.c-2technologies.com.

According to the Compensation Committee’s charter, the majority of the members must be independent directors. The membership is currently comprised of Messrs. Heaton (Chairman) and Toh, both independent directors. The Compensation Committee held one meeting during the fiscal year ended December 31, 2007.

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

1. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) set forth above with the management of the Company; and

2. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and, as applicable, the Company’s proxy statement.

By the Compensation Committee:

/s/ Hal. B. Heaton
Hal B. Heaton, Chairman

/s/ Henry Y.L. Toh
Henry Y. L. Toh

Stock Option Plans

At December 31, 2007, the Company has five stock-based employee compensation plans, which are described below. All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan. No options were granted or exercised under this plan in 2007 and 2006. As of December 31, 2007 and 2006, no options to purchase shares were outstanding. In 2007, no options expired (2006 - 7,500).

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2007 and 2006, there were no options outstanding under the 1995 Employee Plan. No options were granted or exercised in 2007 or 2006 under the 1995 Employee Plan.

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

As of December 31, 2007, there were options to purchase 238,611 shares (2006 - 239,611 shares) of the Company’s common stock outstanding under the 1997 Plan. 168,750 of these options were unvested at December 31, 2007, and will vest between 2008 and 2010 at an exercise price of $0.66 per share. 56,250 options with an exercise price of $0.66 per share were vested at December 31, 2007 (no vested options at December 31, 2006). 13,611 options with exercise prices of $1.40 to $111.26 per share were vested at December 31, 2007 (2006 - 14,611 options with exercise prices of $1.40 to $111.26 per share). The options with an exercise price of $0.66 must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company. The remaining options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2007, no options to purchase shares of common stock were issued, and 1,000 options expired. During 2006, 225,000 options to purchase shares of common stock were issued, and no options were forfeited or expired. There were no exercises during 2007 or 2006.

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

The purpose of the Stock Purchase Plan is to provide incentives for all eligible employees of C2 (or any of its subsidiaries), who have been employees for at least three months, to participate in stock ownership of C2 by acquiring or increasing their proprietary interest in C2. The Stock Purchase Plan is designed to encourage employees to remain in the employ of C2. It is the intention of C2 to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended, to issue shares of common stock to all eligible employees of C2 (or any of C2’s subsidiaries) who have been employees for at least three months.

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2007, there were options to purchase 598,250 shares (2006 - 568,250 shares) of the Company’s common stock outstanding under the 2003 Plan. The outstanding options vest over four years at exercise prices ranging from $0.51 to $3.00 per share. During 2007, 30,000 options (2006 - 230,000 options) were granted. During 2007 and 2006 no options to purchase shares of common stock were forfeited or expired. There were no options exercised during 2007 and 2006, and no SARs have been issued under the 2003 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Please see Item 5 for detail of the Company’s securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the ownership of our common stock as of February 26, 2008 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of February 26, 2008, there are 23,095,170 shares of common stock and 603 shares of Series N Preferred stock issued and outstanding. Each share of Series N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	75,000	(3)	*	%
Hal B. Heaton	30,448	(4)	*	%
Henry Y.L. Toh	30,163	(5)	*	%
Samuel L. Shimer	22,500	(6)	*	%
Stephen A. Weintraub	18,750	(7)	*	%
Counsel Corporation and subsidiaries 40 King Street West Suite 3200 Toronto, Ontario M5H 3Y2	21,364,744		92%
All Executive Officers and Directors as a Group (5 people)	176,861		1%

*	Indicates less than one percent

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

(3)
Represents shares of common stock issuable pursuant to options. Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, and a beneficial owner of approximately 6,068,776 shares or 12.5% of the outstanding common stock (10.0% of the outstanding voting shares) of Counsel. Mr. Silber disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

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

(7)
Represents shares of common stock issuable pursuant to options. Mr. Weintraub is Executive Vice President, Secretary and Chief Financial Officer of Counsel and a beneficial owner of 421,901 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. Mr. Weintraub disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between the Company and certain officers, directors and other related parties.

Transactions with Counsel

At December 31, 2007, C2 was indebted to Counsel in the aggregate amount of $2,335, including accrued and unpaid interest to that date. The details of the individual notes comprising the balance owing are presented below.

Collateralized Promissory Note and Loan Agreement

During the fourth quarter of 2003, Counsel advanced the sum of $5,600 to C2, evidenced by a promissory note. In January 2004, C2 and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which an additional $2,000 was loaned to C2 and pursuant to which additional periodic loans were made from time to time (collectively and as amended, the “Promissory Note”). The Promissory Note accrues interest at 10% per annum compounded quarterly from the date funds are advanced. The loan has been amended several times and the maturity date of the loan plus accrued interest has been extended to December 31, 2008. The Promissory Note is secured by the assets of the Company and is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. There are no conversion features associated with the Promissory Note. The loan increased primarily due to operating advances in 2004, 2005, and 2006 and the outstanding balance at December 29, 2006 (including principal and accrued interest), prior to the December 30, 2006 debt forgiveness by Counsel, was $41,897. At December 31, 2006 C2 was indebted to Counsel in the amount of $6, representing C2 expenses paid by Counsel on behalf of C2 that had not been recorded in C2’s accounts prior to the debt forgiveness. At December 31, 2007 C2 was indebted to Counsel in the amount of $2,288 due to Counsel funding the Company’s ongoing cash requirements net of the Company’s repayment of $1,000 from the proceeds of the AccessLine preferred share redemption discussed in Note 5 of the consolidated financial statements.

Secured Loan to C2

To fund the acquisition of the WorldxChange Communications, Inc. assets and operations on June 4, 2001, Counsel provided a loan (the “Initial Loan”) to C2 in the aggregate amount of $15,000. On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743, including accrued interest (“the Assigned Loan”), to C2 in exchange for a new loan bearing interest at 10% per annum compounded quarterly and payable on maturity of the loan (“the New Loan”). Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provides for certain mandatory prepayments upon written notice from Counsel including an event resulting in the issuance of new shares by C2 to a party unrelated to Counsel where the funds were not used for an approved expanded business plan, the purchase of the Company’s accounts receivable by a third party or where C2 sells material assets in excess of cash proceeds of $1,000, and certain other events. The New Loan is subject to certain events of default which accelerate the repayment of principal plus accrued interest. It has been amended several times and the maturity date of the loan plus accrued interest has been extended to December 31, 2008. There are no conversion features associated with the New Loan. As of December 29, 2006, the total outstanding debt under the New Loan (including principal and accrued interest), prior to the December 30, 2006 debt forgiveness by Counsel, was $13,428. During 2007, Counsel advanced $145 and accrued interest of $2 and the Company repaid $100 from the proceeds of the MyTrade.com, Inc. sale discussed in Note 5; therefore, the total outstanding debt under the New Loan was $47 at December 31, 2007.

Initial Acquisition of C2 and Senior Convertible Loan

On March 1, 2001, C2 entered into a Senior Convertible Loan and Security Agreement, (the “Senior Loan Agreement”) with Counsel. Pursuant to the terms and provisions of the Senior Loan Agreement, Counsel agreed to make periodic loans to C2 in the aggregate principal amount not to exceed $10,000, which was subsequently increased to $12,000 through amendment on May 8, 2001. The Senior Loan Agreement was amended several times and the maturity date of the loan plus accrued interest was extended to October 31, 2007. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price was adjusted to $5.02 per common share. At December 29, 2006, prior to the December 30, 2006 debt forgiveness by Counsel, the total outstanding debt under the Senior Loan Agreement (including principal and accrued interest) was $19,966 which was convertible into approximately 3,977,208 shares of common stock. There have been no further advances under this loan since the debt was forgiven.

Assignment of Winter Harbor Common Stock and Debt Interests

Pursuant to the terms of a settlement between Counsel and Winter Harbor and First Media L.P., a limited partnership and the parent company of Winter Harbor (collectively, the “Winter Harbor Parties”), effective August 29, 2003, the Winter Harbor Parties relinquished their right to 118,750 shares of the common stock of C2 to Counsel. The Winter Harbor Parties further assigned to Counsel all of their rights with respect to a note payable by C2 of $1,999 drawn down pursuant to a Letter of Credit issued November 3, 1998 to secure certain obligations of C2 together with any accrued interest thereon. The assigned amount together with accrued interest amounted to $2,577 on August 29, 2003. As a result of the settlement and assignment, C2 entered into a new loan agreement with Counsel the terms of which provided that from August 29, 2003 the loan balance of $2,577 would bear interest at 10% per annum compounded quarterly with the aggregate balance of principal and accrued interest payable on maturity of the loan. This loan agreement was amended and restated several times to allow for the making of further periodic advances and to extend the maturity date to October 31, 2007. There were no conversion features associated with this loan. As of December 29, 2006, prior to the December 30, 2006 debt forgiveness by Counsel, the total outstanding debt under the loan (including principal and accrued interest) was $8,291. There have been no further advances under this loan since the debt was forgiven.

Counsel Guarantee, Subordination and Stock Pledge

In October 2004, Counsel agreed to guarantee the debt that the Company owed to its third party lender, and also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests, in favor of the third party lender. Counsel further agreed to pledge all of its shares owned in C2 as security for its guarantee. In accordance with these agreements, amounts owing to Counsel could not be repaid while amounts remained owing to the third party lender. In January 2007, when the debt owing to the third party lender was prepaid in full, the subordination, subrogation and guarantee agreements were terminated.

As discussed in Note 5 of the consolidated financial statements included in Item 15 of this Report, with respect to the Company’s investment in LIMOS.com in the third quarter of 2007, all investors in LIMOS.com have pledged their ownership interests as security for a $2,500 loan entered into by LIMOS.com and a third party lender (the “Lender”). Counsel has guaranteed $250 of the Loan on the Company’s behalf. Contemporaneously with the Company’s investment in LIMOS.com and Counsel’s guaranty, Counsel and the Lender entered into a Priorities Agreement. Under the terms of the Promissory Note, which is discussed in more detail in Note 2, Note 9 and Note 13 of the consolidated financial statements, the Company had pledged all of its assets to Counsel as security for the Promissory Note. The Priorities Agreement subordinates Counsel’s claim to the Company’s investment in LIMOS.com in favor of the Lender.

Counsel Management Services

In December 2004, C2 entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, C2 agreed to make payment to Counsel for the past and future services to be provided by certain Counsel personnel to C2 for each of 2004 and 2005. In March 2006 C2 entered into a similar agreement with Counsel for services to be provided in 2006. The basis for such services charged was an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2. For the years ended December 31, 2004 and 2005, the cost of such services was $280 and $450, respectively. The cost for 2006 was $225, reflecting the reduced complexity of C2 operations following the sale of the Telecommunications business. The foregoing fees for 2004, 2005 and 2006 were due and payable within 30 days following the respective year ends, subject to any subordination restrictions then in effect. Any unpaid fee amounts bore interest at 10% per annum commencing on the day after such year-end, and in the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, would have become due and payable immediately upon the occurrence of such event, subject to any subordination restrictions then in effect. The fees for 2004, 2005 and 2006 were forgiven on December 30, 2006 as part of Counsel’s forgiveness of its outstanding debt from C2, as discussed above. Amounts owing to Counsel at December 31, 2006 could not be repaid while amounts remained owing to the Company’s third party lender. The repayment in full of the third party debt in January 2007 removed this restriction on payments to Counsel. In May 2007, the Company and Counsel entered into a similar agreement for services provided during 2007, and the cost for 2007 was $225. The Company expects that Counsel will continue to provide these services in 2008 on the same cost basis.

Director Independence

In determining director independence, C2 defines independent directors in accordance with the applicable rules of the SEC and the Nasdaq Marketplace Rules. According to this definition, Mr. Toh, Mr. Heaton, Mr. Shimer and Mr. Turock are independent directors.

Item 14. Principal Accountant Fees and Services.

In November 2006 the Company’s Audit Committee engaged Mintz & Partners LLP (“Mintz”) as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2006. Previously, the Company’s independent registered public accounting firm was BDO Seidman, LLP. Prior to May 5, 2004, the Company’s independent registered public accounting firm was PricewaterhouseCoopers LLP. All fees paid to independent registered public accounting firms were pre-approved by the Audit Committee.

On December 12, 2007, the Company was informed by Mintz that it had reached an agreement with Deloitte & Touche LLP’s Greater Toronto Private Company Services to merge the two firms in January 2008. The merger was completed on January 29, 2008. Effective that date, both firms were operating under the name Deloitte & Touche LLP (“Deloitte & Touche”) and Mintz ceased providing services as a separate entity.

Fees paid or expected to be paid to Deloitte & Touche, our independent registered public accounting firm for the fiscal periods ended December 31, 2007 and 2006, are set forth below.

	Year Ended December 31, (in thousands)
	2007	2006
Audit fees	$94	$67
Audit-related fees	11	—
Tax fees	17	20
All other fees	—	—
Total	$122	$87

Fees paid or expected to be paid to BDO Seidman, LLP, our independent registered public accounting firm for the period May 17, 2004 to November 16, 2006, for the fiscal periods ended December 31, 2007 and 2006 are set forth below.

	Year Ended December 31, (in thousands)
	2007	2006
Audit fees	$20	$123
Audit-related fees	—	51
Tax fees	—	3
All other fees	—	—
Total	$20	$177

Fees paid in 2006 to PricewaterhouseCoopers LLP, our independent registered public accounting firm prior to May 5, 2004, are set forth below.

Year Ended December 31, (in thousands)
2006
Audit fees	$26
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$26

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2007, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2006 and 2007, and services in connection with our statutory and regulatory filings for the years ended December 31, 2006 and 2007. They amounted to $216 and $114, respectively.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for the years ended December 31, 2006 and 2007, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits and accounting consultations, which amounted to $51 and $11, for the respective years.

Tax Fees

Tax fees were for services related to tax compliance, consulting and planning services rendered during the years ended December 31, 2006 and 2007 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. Tax fees paid amounted to $23 and $17, for the respective years.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2006 and 2007.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Changes in Stockholders’ Deficit for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended (2)

10.1*	1997 Recruitment Stock Option Plan. (3)

10.2*	2001 Stock Option and Appreciation Rights Plan. (4)

10.2.1*	2003 Stock Option and Appreciation Rights Plan. (5)

10.3	Securities Purchase Agreement dated as of October 14, 2004. (6)

10.4	Registration Rights Agreement dated as of October 14, 2004. (6)

10.5	Common Stock Purchase Warrant issued October 14, 2004. (6)

10.6*	Counsel Management Agreement. (7)

10.7	Fourth Amendment to Amended and Restated Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated January 30, 2004, dated as of July 6, 2005 (8)

10.8
Seventh Amendment to Senior Convertible Loan and Security Agreement between C2 Global Technologies Inc. and Counsel Corporation and Counsel Capital Corporation dated March 1, 2001, dated as of July 6, 2005 (8)

10.9	Promissory Note for $6,315.53 dated December 31, 2006 between C2 Global Technologies Inc. and Counsel Corporation. (9)

Exhibit Number	Title of Exhibit
10.10	Promissory Note for $1,613,000.00 dated March 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (10)

10.11	Promissory Note for $56,250.00 dated March 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (10)

10.12	Promissory Note for $142,050.31 dated March 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (10)

10.13	Promissory Note for $147,000.00 dated June 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (11)

10.14	Promissory Note for $56,250.00 dated June 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (11)

10.15	Promissory Note for $44,826.30 dated June 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (11)

10.16	Promissory Note for $672,961.16 dated September 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (12)

10.17	Promissory Note for $56,250.00 dated September 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (12)

10.18	Promissory Note for $73,295.21 dated September 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (12)

10.19	The Pledge Agreement dated as of September 21, 2007. (13)

10.20	The Priorities Agreement dated as of September 21, 2007. (13)

10.21	Fifth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated June 4, 2001, dated as of December 31, 2007 (included herewith)

10.22	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated June 4, 2001, dated as of December 31, 2007 (included herewith)

10.23	Fifth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of December 31, 2007 (included herewith)

10.24	Promissory note for $145,000.00 dated November 14, 2007 between C2 Global Technologies Inc. and Counsel Corporation (US) (included herewith)

10.25	Promissory Note for $120,000.00 dated December 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (included herewith)

10.26	Promissory Note for $56,250.00 dated December 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (included herewith)

10.27	Promissory Note for $61,351.77 dated December 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (included herewith)

14	C2 Global Technologies Inc. Code of Conduct. (7)

21	List of subsidiaries. (included herewith)

Exhibit Number	Title of Exhibit

23.1	Consent of Deloitte & Touche LLP (included herewith)

23.2	Consent of Mintz & Partners LLP (included herewith)

23.3	Consent of BDO Seidman LLP (included herewith)

31.1	Certification of the CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith)

32.1	Certification pursuant to 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (included herewith)

32.2	Certification pursuant to 18 U.S. C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (included herewith)

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998, file number 0-17973.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on March 16, 2001, file number 0-17973.

(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1996, file number 0-17973.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, file number 0-17973.

(6)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.

(7)	Incorporated by reference to our Annual Report on Form 10-K/A#1 for the year ended December 31, 2003.

(8)	Incorporated by reference to our Annual Report on Form 10-K/A#3 for the year ended December 31, 2002, file number 0-17973.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on December 26, 2002, file number 0-17973.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on July 19, 2004.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2004.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2005

(15)	Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2005

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2005

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005

(18)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006

(19)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2007

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2007

(21)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2007

(22)	Incorporated by reference to our Current Report on Form 8-K filed on September 26, 2007, file number 0-17973.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

C2 GLOBAL TECHNOLOGIES INC. (Registrant)

Dated: March 11, 2008	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board and Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber Allan C. Silber	Chairman of the Board of Directors and Chief Executive Officer	March 11, 2008

/s/ Stephen A. Weintraub Stephen A. Weintraub	Executive Vice President, Chief Financial Officer and Corporate Secretary	March 11, 2008

/s/ Catherine A. Moran Catherine A. Moran	Vice President of Accounting and Controller	March 11, 2008

/s/ Hal B. Heaton Hal B. Heaton	Director	March 11, 2008

/s/ Samuel L. Shimer Samuel L. Shimer	Director	March 11 2008

/s/ Henry Y. L. Toh Henry Y.L. Toh	Director	March 11, 2008

/s/ David L. Turock David L. Turock	Director	March 11, 2008

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

Schedule of Valuation and Qualifying Accounts

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
C2 Global Technologies Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of C2 Global Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the year then ended. We also audited the financial statement schedule listed in the accompanying index for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of C2 Global Technologies Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2007.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and net stockholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Toronto, Canada
February 26, 2008

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
Toronto, Ontario

March 1, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
C2 Global Technologies Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2005 of C2 Global Technologies Inc. and its subsidiaries. We have also audited the financial statement schedule listed in the accompanying index for the year ended December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2005 of C2 Global Technologies Inc., in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2005.

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

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2007 and 2006
(In thousands, except share and per share amounts)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$67	$3
Deferred income tax asset (Note 12)	1,000	—
Other current assets	17	70
Total current assets	1,084	73
Other assets:
Intangible assets, net (Note 8)	20	40
Goodwill (Note 8)	173	173
Investments (Note 5)	519	1,100
Total assets	$1,796	$1,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$402	$550
Convertible note payable, net of unamortized discount (Note 9)	—	1,299
Notes payable to a related party (Note 9)	2,335	6
Total liabilities	2,737	1,855

Commitments and contingencies (Note 2, 10 and 11)

Stockholders’ deficit:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 607 shares at December 31, 2007 and 611 shares at December 31, 2006, liquidation preference of $607 at December 31, 2007 and $611 at December 31, 2006	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 23,095,010 shares at December 31, 2007 and 23,084,850 shares at December 31, 2006	231	231
Additional paid-in capital	274,672	274,499
Accumulated deficit	(275,850)	(275,205)
Total stockholders’ deficit	(941)	(469)
Total liabilities and stockholders’ deficit	$1,796	$1,386

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
Revenue
Patent licensing	$—	$—	$—

Operating costs and expenses:
Selling, general and administrative	1,216	1,281	2,758
Research and development	—	—	389
Depreciation and amortization	20	20	32
Total operating costs and expenses	1,236	1,301	3,179
Operating loss	(1,236)	(1,301)	(3,179)
Other income (expense):
Interest expense - related party (Note 9)	(184)	(10,390)	(12,154)
Interest expense - third party	(12)	(510)	(658)
Other income (expense)	(207)	155	1,084
Total other expense	(403)	(10,745)	(11,728)
Loss from continuing operations before income taxes	(1,639)	(12,046)	(14,907)
Income tax expense (recovery) (Note 12)	(1,000)	—	—
Loss from continuing operations	(639)	(12,046)	(14,907)
Income (loss) from discontinued operations (Note 6)	(6)	4,370	(3,582)
Net loss and comprehensive loss	$(645)	$(7,676)	$(18,489)
Weighted average shares outstanding	23,095	19,258	19,237

Net income (loss) per common share: (Note 4)
Loss from continuing operations	$(0.03)	$(0.63)	$(0.77)
Income (loss) from discontinued operations	—	0.23	(0.19)
Net loss per common share	$(0.03)	$(0.40)	$(0.96)

The accompanying notes are an integral part of these consolidated financial statements

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
for the years ended December 31, 2007, 2006 and 2005
(In thousands of dollars, except share amounts)

	Preferred stock		Common stock		Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	in capital	Deficit	Total
Balance at December 31, 2004	617	$6	19,237,135	$192	$186,650	$(248,813)	$(61,965)
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,511	—	1,511
Conferral of benefit from majority stockholder	—	—	—	—	1,000	—	1,000
Issuance of options to purchase common stock to non-employee	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(18,489)	(18,489)
Balance at December 31, 2005	617	6	19,237,135	192	189,162	(267,302)	(77,942)
Conversion of Class N preferred stock to common stock	(6)	—	240	—	—	—	—
Conversion of related party debt to common stock (1)	—	—	3,847,475	39	3,347	—	3,386
Forgiveness of related party debt (2)	—	—	—	—	80,196	—	80,196
Transfer of warrant to equity (3)	—	—	—	—	430	(227)	203
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,225	—	1,225
Compensation cost related to stock options	—	—	—	—	139	—	139
Net loss	—	—	—	—	—	(7,676)	(7,676)
Balance at December 31, 2006	611	6	23,084,850	231	274,499	(275,205)	(469)
Conversion of Class N preferred stock to common stock	(4)	—	160	—	—	—	—
Conversion of third party debt to common stock (4)	—	—	10,000	—	7	—	7
Compensation cost related to stock options	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	(645)	(645)
Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$(941)

(1)	The Company issued 3,847,475 common shares of the Company in exchange for $3,386 of related party debt, as discussed in Note 9.

(2)	Contemporaneous with the issuance of common shares described in (2), the remaining $80,196 of related party debt outstanding at December 30, 2006 was forgiven, as discussed in Note 9.

(3)
The Company adopted FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements in the fourth quarter of 2006, at which time it reclassified the warrant to purchase common stock from long-term liabilities to equity, as discussed in Note 9.

(4)	In connection with the payment of a note payable to a third party, the Company converted a portion of the note into 10,000 common shares, as discussed in Note 9.

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007, 2006 and 2005
(In thousands of dollars)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(645)	$(7,676)	$(18,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	6	(4,370)	3,582
Depreciation and amortization	20	20	32
Amortization of discount and debt issuance costs on notes payable to a related party	—	2,848	5,974
Amortization of discount and debt issuance costs on convertible note payable	8	298	284
Accrued interest added to notes payable to a related party	184	7,542	6,180
Non-cash cost of prepayment of third party debt	224	—	—
Stock compensation expense	166	139	—
Gain on sale of portfolio investments	(75)	—	—
Equity interests in significantly influenced companies	1	—	—
Mark to market adjustment of warrant to purchase common stock	—	(78)	(41)
Expense associated with issuance of options to purchase common stock to non-employee	—	—	1
Loss on disposal of fixed assets	—	—	38
Changes in operating assets and liabilities:
Decrease (increase) in other assets	(9)	177	(185)
(Increase) in deferred income taxes payable	(1,000)	—	—
Decrease in accounts payable and accrued liabilities	(148)	(1,224)	(726)
Net cash used in operating activities by continuing operations	(1,268)	(2,324)	(3,350)
Net cash used in operating activities by discontinued operations	(6)	(142)	(11,490)
Net cash used in operating activities	(1,274)	(2,466)	(14,840)

Cash flows from investing activities:
Redemption of portfolio investments	1,100	—	—
Sale of portfolio investments	150	—	—
Purchase of portfolio investments	(595)	—	—
Net cash provided by investing activities by continuing operations	655	—	—
Net cash used in investing activities by discontinued operations	—	—	(127)
Net cash provided by investing activities	655	—	(127)

Cash flows from financing activities:
Increase in notes payable to a related party	3,245	2,401	15,365
Repayment of notes payable to a related party	(1,100)	—	—
Segregation to restricted cash for future payments of convertible note payable	—	—	(1,800)
Release of restricted cash to pay convertible note payable	—	1,506	294
Repayment of convertible note payable	(1,462)	(1,765)	(1,767)
Net cash provided by financing activities of continuing operations	683	2,142	12,092
Net cash provided by financing activities of discontinued operations	—	—	3,158
Net cash provided by financing activities	683	2,142	15,250
Increase (decrease) in cash and cash equivalents	64	(324)	283
Cash and cash equivalents at beginning of year	3	327	44
Cash and cash equivalents at end of year	$67	$3	$327

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31, 2007, 2006 and 2005
(In thousands of dollars)

	2007	2006	2005
Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$—	$4,324	$8,014
Discount in connection with convertible notes payable to related parties	—	1,225	1,511
Conversion of notes payable to a third party to common stock	7	—	—
Conversion of notes payable to a related party to common stock	—	3,386	—
Forgiveness of related party debt	—	80,196	—

Supplemental cash flow information:
Taxes paid	—	4	4
Interest paid	21	304	417

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

C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 (the “VoIP Patent”) and 6,438,124 (the “C2 Patent”) (together the “VoIP Patent Portfolio”), which it seeks to license. The VoIP Patent, including a corresponding foreign patent and related international patent applications, was acquired from a third party in 2003. At the time of acquisition, the vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure C2’s obligations under the associated purchase agreement, as discussed in Note 11. The C2 Patent was developed by the Company.

Subsequent to the disposition of its Telecommunications business in September 2005, as discussed in Note 6 to these consolidated financial statements, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no ongoing royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from the target market for its patents, with the assistance of outside counsel, in order to realize value from its intellectual property. In February 2008, the Company entered into settlement and license agreements with AT&T and Verizon.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc., Buddy Media, Inc. and LIMOS.com LLC. In the fourth quarter of 2007 it acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC. These investments are discussed in more detail in Note 5.

Note 2 - Liquidity and Capital Resources

As a result of our historical operating losses and negative cash flows from operations, at December 31, 2007 we had a stockholders’ deficit of $941 (2006 - $469) and a working capital deficit of $1,653 (2006 - $1,782). The working capital deficit decreased by $1,000 due to the Company recording a deferred income tax asset of $1,000 in the fourth quarter of 2007 as a result of the settlement and license agreements that were finalized in the first quarter of 2008, and by $148 due to a reduction in accounts payable and accrued liabilities. These decreases were offset by net advances of $2,145 from our majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”), and the capitalization of $184 interest on those advances. During 2007, Counsel advanced a total of $3,245, and the Company repaid $1,100 of principal from the proceeds of the redemption of the AccessLine portfolio investment and the sale of the investment in MyTrade.com, Inc., which are discussed in more detail in Note 5 of these consolidated financial statements. The bulk of the advances from Counsel were used to fund the January 10, 2007 repayment of the $1,471 convertible note (the “Note”) owing to a third party lender at December 31, 2006. The Note’s repayment also resulted in the elimination of its associated $62 deferred financing costs and $172 debt discount, further increasing the working capital deficit

As a result of the settlement and license agreements entered into with respect to the VoIP Patent Portfolio in 2008, the Company expects to recognize revenues from continuing operations for the first time since 2004. At the present time, the Company expects to have positive operating cash flows in 2008. However, the Company must continue to realize value from its intellectual property through ongoing licensing and royalty revenue, as discussed in Note 1, in order to continue as a going concern. Absent an ongoing revenue stream, there is significant doubt regarding the Company’s ability to obtain additional financing to fund its operations without the support of Counsel.

Related party debt owing to Counsel is $2,335 at December 31, 2007 compared to $6 at December 31, 2006. Interest on the related party debt is capitalized, at the end of each quarter, and added to the principal amount outstanding. The related party debt was scheduled to mature on December 31, 2007, but has been extended until December 31, 2008. Until December 31, 2006, the debt was supported by Counsel’s Keep Well agreement with C2, which required Counsel to fund, through long-term intercompany advances or equity contributions, all capital investment, working capital or other operational cash requirements of C2. The Keep Well was not extended beyond its December 31, 2006 maturity, but Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2008.

The Company had no long-term third party debt at December 31, 2007.

Ownership Structure and Capital Resources:

•	The Company is 92.51% owned by Counsel. The remaining 7.49% is owned by public stockholders.

•
Since becoming controlling stockholder in 2001, Counsel has invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business. At December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest. As discussed in Note 9, on December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196. Counsel subsequently provided net advances of $2,151 through December 31, 2007. The disposition of the Telecommunications business in the third quarter of 2005 significantly reduced both the complexity and the funding requirements of the Company’s operations, and Counsel’s investment during 2006 and 2007 was significantly less than its investment in prior years. As noted above, should the Company fail to establish ongoing patent licensing and royalty revenues, the Company’s ongoing operations may again become dependent on funding by Counsel.

Note 3 - Summary of Significant Accounting Policies

Use of estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include revenue recognition, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of goodwill and intangibles, valuation of deferred tax assets, liabilities, stock-based compensation, and contingencies surrounding litigation. These estimates have the potential to significantly impact our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

The Company assesses the fair value of its intangible assets and its goodwill based upon the fair value of the Company as a consolidated entity, with the Company’s valuation being based upon its market capitalization. Management believes this to be the most reasonable method at the current time, given the absence of a predictable revenue stream and the corresponding inability to use an alternative valuation method such as a discounted cash flow analysis. If the carrying amount of the Company’s net assets exceeds the Company’s estimated fair value, intangible asset and/or goodwill impairment may be present. The Company measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value.

Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired. No impairment was present upon the performance of these tests at December 31, 2007 and 2006. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions and judgments on the validity of the Company’s VoIP Patent Portfolio, or other factors not known to management at this time. See Note 8 for more detail regarding the Company’s goodwill and intangible assets.

Investments

Investments are accounted for under the methods appropriate to each type of investment.

Equity securities that are not readily marketable, and equity securities having underlying common stock that is also not readily marketable, are accounted for under the cost method when the Company’s ownership interests do not allow it to exercise significant influence over the entities in which it has invested. This is due to the fact that the Company plans to hold the investments for an indefinite period of time with the objective of realizing long-term capital appreciation. When the Company’s ownership interests do allow it to exercise significant influence over the entities in which it has invested, the investments are accounted for under the equity method.

The Company monitors all of its investments for impairment by considering factors such as the economic environment and market conditions, as well as the operational performance of, and other specific factors relating to, the businesses underlying the investments. The fair values of the securities are estimated quarterly using the best available information as of the evaluation date, including data such as the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee, and other investee-specific information. The Company will record an other than temporary impairment in the carrying value of the investments should the Company conclude that such a decline has occurred.

Impairments, equity pick-ups, dividends and realized gains and losses on equity securities are included in other income in the consolidated statements of operations. See Note 5 for further discussion of the Company’s investments.

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

Stock-based compensation

At December 31, 2007, the Company has several stock-based compensation plans, which are discussed in Note 16. The Company calculates stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as revised December 2004 (“SFAS No. 123(R)”), which it was required to adopt in the first quarter of 2006. SFAS No. 123(R) superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB No. 25”), and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net loss, as all options granted under these plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material effect on the financial position, operations or cash flow of the Company. See Note 12 for further discussion of the Company’s income taxes.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying value at December 31, 2007 and 2006 for the Company’s financial instruments, which include cash, accounts payable and accrued liabilities, and related party debt, approximates fair value. At December 31, 2006, the carrying value of the Company’s third party debt was lower than the fair value of the debt due to the discounts set out in Note 9.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company elected to adopt SFAS No. 157 at January 1, 2007, in order to conform to the adoption of a similar Canadian accounting pronouncement by its parent, Counsel. The Company’s adoption of SFAS No. 157 had no effect on the Company’s financial position, operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”, discussed below). FSP FAS 157-2 is effective upon issuance. Entities that applied the measurement and disclosure guidance in SFAS No. 157 in preparing either interim or annual financial statements issued before the effective date of the FSP are not eligible for the FSP’s deferral provisions. Entities are encouraged to adopt SFAS No. 157 in its entirety, as long as they have not yet issued financial statements during that year. An entity that chooses to adopt SFAS No. 157 in its entirety must do so for all nonfinancial assets and nonfinancial liabilities within its scope. As C2 had not employed fair value accounting for any of its nonfinancial assets and nonfinancial liabilities prior to its adoption of SFAS No. 157 at January 1, 2007, FSP FAS 157-2 had no effect on its financial position, operations or cash flows.

Segment reporting

The Company currently operates in a single business segment, patent licensing.

Discontinued Operations

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations and related losses on operations sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Operations for all years presented. Gains are recognized when realized.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 provides the option to measure selected financial assets and liabilities at fair value, and requires the fair values of those assets and liabilities to be shown on the face of the balance sheet. It also requires the provision of additional information regarding the reasons for electing the fair value option and the effect of the election on current period earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if SFAS No. 157 is also adopted. SFAS No. 159 is to be applied prospectively. The Company did not elect early adoption of SFAS No. 159, and is currently evaluating the impact that SFAS No. 159 will have on its financial statements when adopted.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141(R) replaces SFAS No. 141 and SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. Together, SFAS No. 141(R) and SFAS No. 160 substantially increase the use of fair value and make significant changes to the way companies account for business combinations and noncontrolling interests. Specifically, they will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, acquisition-related costs to be expensed, and noncontrolling interests in subsidiaries to be initially measured at fair value and classified as a separate component of equity. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. They are to be applied prospectively, with one exception relating to income taxes. The Company is currently evaluating the impact that SFAS No. 141(R) and SFAS No. 160 will have on its financial statements when adopted.

Note 4 -Earnings (Loss) per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method described in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under SFAS Statement No. 128 (“EITF 03-6”). The two-class method is required because the Company’s Class N preferred shares, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period, net of any deductions for contractual preferred stock dividends and any earnings actually distributed during the period, are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

In periods in which the Company has a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the preferred stock does not participate in losses.

Options, warrants and convertible debt are included in the calculation of diluted earnings (loss) per share, since they are assumed to be exercised or converted, except when their effect would be anti-dilutive. As the Company had a net loss from continuing operations for 2007, 2006, and 2005, diluted loss per share is not presented.

In October 2007, four shares of the Company’s Class N preferred stock held by an unrelated third party were converted into 160 shares of common stock. In May 2006, there was a similar conversion by an unrelated third party of six shares of preferred stock into 240 shares of common stock.

Potential common shares that were not included in the computation of earnings (loss) per share because they would have been anti-dilutive are as follows as at December 31:

	2007	2006	2005
Assumed conversion of Class N preferred stock	24,280	24,440	24,680
Assumed conversion of convertible debt	—	—	3,639,412
Assumed conversion of third party convertible debt	—	1,671,123	3,676,471
Assumed exercise of options and warrant to purchase shares of common stock	1,975,749	2,096,329	1,727,029
	2,000,029	3,791,892	9,067,592

Note 5 - Investments

The Company’s investments as of December 31 consisted of the following:

	2007	2006
AccessLine Communications	$—	$1,100
Buddy Media, Inc.	100	—
LIMOS.com LLC	399	—
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	20	—

Total investments	$519	$1,100

MyTrade.com, Inc.

On August 23, 2007, the Company acquired 75,000 shares of convertible Series A Preferred Stock (8% per annum cumulative dividend) of MyTrade.com, Inc. (“MyTrade.com”) for a total purchase price of $75, representing approximately 12.5% of MyTrade.com’s preferred stock, or approximately 3.57% of MyTrade.com on an as-converted basis. MyTrade.com is a website providing investors and potential investors of all experience levels with tickerized aggregate investment data and insight from across the internet in a customized interface. On December 10, 2007, the Company completed the sale of its ownership interest in MyTrade.com to an unrelated third party. The Company’s net proceeds from the sale were $150, resulting in a gain of $75.

Buddy Media, Inc.

On September 12, 2007, the Company acquired 303,030 shares of convertible Series A Preferred Stock of Buddy Media, Inc. (“Buddy Media”) for a total purchase price of $100. Buddy Media is a leading developer of applications for emerging new media platforms, including Facebook, MySpace and other social media sites. The Company’s investment is less than 5% of Buddy Media on an as-converted basis. The Series A preferred shares vote on an as-converted basis with the common stock, are convertible by a vote of the majority of the Series A preferred stockholders or mandatorily convertible in connection with an initial public offering, and are redeemable in certain circumstances, including a liquidation or sale of Buddy Media. They are entitled to dividends in the event that common stock holders also receive dividends. The material terms of the Company’s Stockholders’ Agreement and Subscription Agreement are standard for early investments in development stage companies and include drag along rights, right of first offer, refusal rights, co-sale rights, limited anti-dilution protection, dividend preference and liquidation preference. The Series A preferred shares have standard piggyback registration rights with customary expiration provisions and are subject to a contractual 180 day market stand-off.

The Company’s ownership interest in Buddy Media does not allow it to exercise significant influence over Buddy Media’s operations, and the Company intends to hold the investment for an indefinite period of time. The investment is therefore accounted for under the cost method. At each balance sheet date, the Company estimates the fair value of the securities using the best available information as of the evaluation date. Because Buddy Media’s shares are not traded on an open market, their valuation must be based primarily on investee-specific information. The Company will record an other than temporary impairment of the investment in the event the Company concludes that such impairment has occurred. Based on the Company’s analysis, at December 31, 2007 there has been no impairment in the fair value of it investment in Buddy Media.

LIMOS.com LLC

On September 21, 2007, the Company acquired 400,000 units of AZ Limos LLC (name subsequently changed to LIMOS.com LLC, “LIMOS.com”) for a total purchase price of $400, representing a 16% ownership interest in LIMOS.com. LIMOS.com was incorporated in July 2007 in order to acquire the assets and operations of Limos.com (“Limos”), a private company that provides qualified leads for licensed limousine operators. The Company’s investment was part of a $2,500 capital raise by LIMOS.com.

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

Contemporaneously with the Company’s investment in LIMOS.com and Counsel’s guaranty, Counsel and the Lender entered into a Priorities Agreement. Under the terms of the Company’s note payable to Counsel, which is discussed in more detail in Note 2, Note 9 and Note 13 of these audited consolidated financial statements, the Company had pledged all of its assets to Counsel as security for the related party note. The Priorities Agreement subordinates Counsel’s security interest in the Company’s investment in LIMOS.com in favor of the Lender. As well, certain third party investors have a 20% carried interest in LIMOS.com, which is payable after all investors have received an annual 10% return on their capital from earnings generated by LIMOS.com and after all investors have received the return in full of their invested capital.

At the date of the Company’s investment in LIMOS.com, its ownership interest did not allow it to exercise significant influence over LIMOS.com’s operations, and the investment was accounted for under the cost method. Subsequently, in November 2007, the Company’s parent, Counsel, increased its ownership of an affiliated entity (the “Affiliate”) from 50% to 100%. The Affiliate has voting control of 50% of LIMOS.com, including the 16% owned by the Company. In addition, the Affiliate earns a 2% management fee, based on the invested capital of LIMOS.com, in return for managing the operations of LIMOS.com, and holds two of the four seats on LIMOS.com’s Board of Directors. The Company’s Chief Executive Officer, who is also Counsel’s Chief Executive Officer, is a director of the Affiliate. As a result of Counsel’s acquisition of the Affiliate, the Company’s ability to exercise significant influence over LIMOS.com is deemed to have increased, and therefore the Company currently accounts for its investment in LIMOS.com under the equity method. Consequently, the Company recorded a loss of $1 from its investment for the period September 21, 2007 to December 31, 2007.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC

The Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), effective December 7, 2007, for a total purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP was formed to acquire the general partner interests in 2007 Fund 1 LLP (the “Fund”, subsequently renamed Knight’s Bridge Capital Partners Internet Fund No. 1 LP). At December 31, 2007, the Fund held investments in several Internet-based e-commerce businesses. As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital. Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments.

The Company’s one-third ownership of Knight’s Bridge GP allows the Company to exercise significant influence, and therefore the Company accounts for its investment under the equity method. The Fund was an investor in MyTrade.com, and the Company recorded income of $7 as its share of the Knight’s Bridge GP’s carried interest when the Fund also sold its investment in MyTrade.com. Following the Fund’s sale of MyTrade.com, the Company received a cash distribution of $7 from Knight’s Bridge GP, which was recorded as a reduction of the Company’s investment.

All of the investments described above were funded by Counsel through advances under the Promissory Note that is discussed in Note 2, Note 9 and Note 13.

The Company’s investment at December 31, 2006 consisted of a convertible preferred stock holding in AccessLine Communications Corporation (“AccessLine”), a privately-held corporation. On September 14, 2007, AccessLine was acquired by an unrelated third party. In conjunction with the acquisition, the Company agreed to accept the payment of $1,100 on September 14, 2007 as full payment of the redemption of its preferred stock holding.

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

The sale resulted in a gain on disposition of $6,387, net of disposition and business exit costs. This gain, as well as the Telecommunications operations for the year ended December 31, 2005, have been reported in discontinued operations. In connection with the sale, the Company incurred one-time termination costs of $697. $496 of these costs were paid during 2005, and the remaining $201 were paid during 2006. The Company recorded these costs as an expense of discontinued operations.

On February 28, 2006, the Company entered into a stock purchase agreement with a third party, which agreed to acquire all the shares of WXCC from the Company, subject to certain closing requirements. As a result of all closing requirements being completed and the third party lender’s consent to the release of its security interest on March 28, 2006, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations. The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which is included in income from discontinued operations.

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

Note 7 - Composition of Certain Financial Statement Captions

Accounts payable and accrued liabilities consisted of the following at December 31:

	2007	2006
Regulatory and legal fees	$69	$53
Accounting, auditing and tax consulting	107	126
Telecommunications and related costs	—	77
Sales and other taxes	62	72
Remuneration and benefits	114	101
Accrued interest	—	17
Other	50	104
	$402	$550

Note 8 - Intangible Assets and Goodwill

Intangible assets consisted of the following at December 31:

	2007
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	100	(80)	20

Goodwill		173	—	173
		$273	$(80)	$193

	2006
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	100	(60)	40

Goodwill		173	—	173
		$273	$(60)	$213

The Company’s patent rights were acquired in December 2003 and are associated with the VoIP Patent. Aggregate amortization expense of intangibles was $20 for each of the years ended December 31, 2007, 2006 and 2005. Amortization expense is expected to be $20 in 2008, at which point the patent rights will be fully amortized.

The Company’s goodwill relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Note 9 - Debt

The Company’s debt consists of the following at December 31:

	2007			2006
	Gross debt	Discounts	Reported debt	Gross debt	Discounts	Reported debt
Notes payable to a related party, interest at 10.0%	$2,335	$—	$2,335	$6	$—	$6

Convertible note, interest at WSJ plus 3.0% (1)	—	—	—	1,471	(172)	1,299
	2,335	—	2,335	1,477	(172)	1,305
Less current portion	2,335	—	2,335	1,477	(172)	1,305
Long-term debt	$—	$—	$—	$—	$—	$—

(1) This Note was scheduled to mature in October 2007, but was repaid in full in January 2007. Prior to the repayment, the Note was secured by all assets of the Company and guaranteed by Counsel through its maturity in October 2007. The repayment was funded by Counsel and added to the note owing to Counsel.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable to a related party	$2,335	$2,335	$—	$—	$—

Total	$2,335	$2,335	$—	$—	$—

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

Notes payable to a related party

The related party notes payable were scheduled to mature on October 31, 2007. At December 29, 2006, the aggregate amount of the outstanding related party debt, all of which was payable to Counsel, was $83,582, including accrued and unpaid interest to that date. On December 29, 2006, C2 negotiated an agreement with Counsel under which, effective December 30, 2006, $3,386 of debt was converted into 3,847,475 common shares of C2 at a price of $0.88 per share. At the same time, the $80,196 remaining balance of the debt was forgiven by Counsel. The debt forgiveness has been recorded as a capital contribution by Counsel in the consolidated financial statements for the year ending December 31, 2006.

While any amount of the notes is outstanding, they are subject to acceleration in certain circumstances including certain events of default. Interest on related party debt accrues to principal quarterly and, accordingly, the Company has no cash payment obligations to Counsel prior to the debt’s maturity or forgiveness. Historically, advances have been made to fund operations, to finance working capital, to fund acquisitions and to pay down third party debt. Counsel, via a “Keep Well” agreement which expired on December 31, 2006, had previously agreed to fund the cash requirements of C2. Although the Keep Well has not been extended, Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2008.

At December 31, 2007 C2 was indebted to Counsel in the amount of $2,335, representing $2,151 of net advances made since the December 30, 2006 debt forgiveness, and $184 of accrued interest on those advances.

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

While the Note was outstanding, the third party lender had the right to convert the Note, in whole or in part, into shares of common stock at any time upon one business day’s prior written notice. The Note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.88 per share of common stock. In accordance with FASB Standard No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), the Company analyzed the various embedded derivative elements of the debt at inception of the Note and concluded that all of the individual elements should be characterized as debt for accounting purposes and that the embedded derivative elements had nominal value. The value of the embedded derivative elements of the debt was reassessed on a quarterly basis on a mark-to-market basis. At the end of 2006 and 2005, the Company concluded that the value of the embedded derivatives remained nominal.

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

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). According to FSP EITF 00-19-2, financial instrument(s) such as the Warrant should be recorded in the financial statements using appropriate GAAP without regard to the contingent obligation to transfer consideration pursuant to a related registration payment arrangement, and any contingent obligations under the registration payment arrangement should be separately recognized and measured in accordance with GAAP relating to liabilities. Adoption of FSP EITF 00-19-2 is permitted for interim or annual periods for which financial statements or interim reports have not been issued. Retrospective application is not permitted. The Company evaluated the requirements of FSP EITF 00-19-2, determined that it is applicable to the Warrant, and chose to adopt FSP EITF 00-19-2 effective October 1, 2006, the beginning of the Company’s 2006 fourth quarter. The impact of adopting FSP EITF 00-19-2 on the Company’s financial position was as follows: long-term liabilities were reduced by $203, the fair value of the Warrant at October 1, 2006, and stockholders’ equity was increased by $430, the fair value of the Warrant when issued at October 14, 2004. The difference between these two amounts, $227, was recorded as a charge to opening retained earnings. At the date of adoption of FSP EITF 00-19-2, and at December 31, 2007 and 2006, the Company’s assessment was that payments relating to the registration payment arrangement were not probable, and therefore the Company has not recorded any liability in connection with such a payment.

Note 10 - Commitments

At December 31, 2007, C2 has no commitments other than its debt, as described above in Note 9.

Note 11 - Patent Residual

In the fourth quarter of 2003, C2 acquired Patent No. 6,243,373 from a third party. Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio (U.S. Patent Nos. 6,243,373 and 6,438,124). Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs. To date, no payments have been required, as the relevant costs incurred have exceeded licensing revenues. As we earn patent licensing revenues, we expect that there will be proceeds that will be subject to the former owner’s 35% entitlement.

Note 12 - Income Taxes

The Company recognized a future income tax recovery of $1,000 with respect to the tax effect of available tax loss carryforwards expected to be utilized in 2008. No income tax benefit was recognized with respect to its net losses recorded in 2006 and 2005. The reported tax benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2007	2006	2005
Expected federal statutory tax benefit	$(554)	$(4,096)	$(5,068)
Increase (reduction) in taxes resulting from:
State income taxes	—	(121)	(268)
Non-deductible interest on certain notes	—	2,841	2,560
Change in valuation allowance attributable to continuing operations	(508)	1,371	2,775
Other	62	5	1
Future income tax recovery	$(1,000)	$—	$—

The change in the valuation allowance, including discontinued operations, was a decrease of $557 (applying FIN 48), a decrease of $21,186, and an increase of $3,123 for the years ended 2007, 2006 and 2005, respectively.

At December 31, 2007, after the application of FIN 48 described further below, the Company had total net operating loss and net capital loss carryforwards for federal income tax purposes of approximately $88,000 and $34,000 respectively. The Company believes that it is more likely than not that it will utilize at least $3,000 of these tax losses against estimated future taxable income arising in 2008. The net operating loss carryforwards expire between 2024 and 2027. The net capital loss carryforwards expire in 2010 and 2011.

The Company’s utilization of approximately $35,000 of its available net operating loss carryforwards against future taxable income is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code and after the application of FIN 48 described further below. These rules, in general, provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have, in aggregate, increased by more than 50 percentage points during the immediately preceding three years.

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

The Company is subject to state income tax in multiple jurisdictions. While the Company had net operating loss carryforwards for state income tax purposes in certain states where it previously conducted business its available state tax loss carryforwards may differ substantially by jurisdiction and, in general, are subject to the same or similar restrictions as to expiry and usage described above. In addition, in certain states the Company’s state tax loss carryforwards which were attributable to the business of WXC Corp. ceased to be available to the Company following the sale of the shares of this company in 2006. It is entirely possible that in the future, the Company may not have tax loss carryforwards available to shield income generated for state tax purposes and which is attributable to a particular state from being subject to tax in that particular state.

The components of the deferred tax asset and liability as of December 31 (after the application of FIN 48) are as follows:

	2007	2006 Post-FIN 48	2006 Pre-FIN 48
Net operating loss carryforwards	$30,127	$29,393	$41,197
Net capital loss carryforwards	11,837	11,862	13,014
Acquired in-process research and development and intangible assets	1,343	1,715	1,881
Stock-based compensation	88	42	48
Accrued liabilities	7	7	7
Reserve for accounts receivable	2	2	2
Other	25	(35)	(39)
Valuation allowance	(42,429)	(42,986)	(56,110)
Total deferred tax assets	1,000	—	—
Deferred tax liabilities	—	—	—
Net deferred tax assets	$1,000	$—	$—

The Company has claimed a valuation allowance at the end of the year sufficient to reduce its net deferred tax asset to $1,000, the amount considered more likely than not to be utilized in 2008. As the Company had no expectation of generating taxable income in 2007, a full valuation allowance was provided for at December 31, 2006 to reduce the total deferred tax asset to nil.

In the first quarter of 2006, the Company adopted SFAS No. 123(R). Effective December 31, 2006, as provided in FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”), the Company elected to apply “the short cut method”, as outlined in FSP 123(R)-3, as the methodology for recognizing any related windfall tax benefits as a credit to additional paid-in capital. The adoption of SFAS No. 123(R) and “the short cut method” had no immediate impact from an income tax perspective, since SFAS No. 123(R) specifically prohibits the recognition of any windfall tax benefits that have not been realized in cash or in the form of a reduction of income taxes payable. The Company, to date, has not realized such benefits either in cash or in the form a of a reduction in income taxes payable due to the continued availability of net operating tax loss carryforwards. The adoption of the “short cut method” will therefore only have application in the event of the Company incurring an income tax liability at a future date.

Uncertain Tax Positions

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

The following table summarizes the activity related to gross unrecognized tax benefits of the Company from January 1, 2007 to December 31, 2007:

Beginning unrecognized tax benefit per FIN 48	13,124
Decrease related to prior year positions	(5)
Increase related to current year positions	48
Ending unrecognized tax benefit per FIN 48	13,167

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

The Company has a history of generating tax losses arising from 1991 to the present. All loss taxation years remain open for audit pending their application against income in a subsequent taxation year. In general, the statute of limitations expires 3 years from the date that a Company files a tax return applying prior year tax loss carryforwards against income in the later year. In 2006, the Company applied historic tax loss carryforwards against debt forgiveness income. Accordingly, the 2004 through 2007 taxation years remain open.

Note 13 - Transactions with Controlling Stockholder

Transactions with Counsel

At December 31, 2007, C2 was indebted to Counsel in the aggregate amount of $2,335, including accrued and unpaid interest to that date. The details of the individual notes comprising the balance are presented below.

Collateralized Promissory Note and Loan Agreement

During the fourth quarter of 2003, Counsel advanced the sum of $5,600 to C2, evidenced by a promissory note. In January 2004, C2 and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which an additional $2,000 was loaned to C2 and pursuant to which additional periodic loans were made from time to time (collectively and as amended, the “Promissory Note”). The Promissory Note accrues interest at 10% per annum compounded quarterly from the date funds are advanced. The loan has been amended several times and the maturity date of the loan plus accrued interest has been extended to December 31, 2008. The Promissory Note is secured by the assets of the Company and is subject to certain events of default which may accelerate the repayment of principal plus accrued interest. There are no conversion features associated with the Promissory Note. The loan increased primarily due to operating advances in 2004, 2005 and 2006 and the outstanding balance at December 29, 2006 (including principal and accrued interest), prior to the December 30, 2006 debt forgiveness by Counsel, was $41,897. At December 31, 2006 C2 was indebted to Counsel in the amount of $6, representing C2 expenses paid by Counsel on behalf of C2 that had not been recorded in C2’s accounts prior to the debt forgiveness. At December 31, 2007 C2 was indebted to Counsel in the amount of $2,288 due to Counsel funding the Company’s ongoing cash requirements net of the Company’s repayment of $1,000 from the proceeds of the AccessLine preferred share redemption discussed in Note 5.

Secured Loan to C2

To fund the acquisition of the WorldxChange Communications, Inc. assets and operations on June 4, 2001, Counsel provided a loan (the “Initial Loan”) to C2 in the aggregate amount of $15,000. On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743, including accrued interest (“the Assigned Loan”), to C2 in exchange for a new loan bearing interest at 10% per annum compounded quarterly and payable on maturity of the loan (“the New Loan”). Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provides for certain mandatory prepayments upon written notice from Counsel including an event resulting in the issuance of new shares by C2 to a party unrelated to Counsel where the funds were not used for an approved expanded business plan, the purchase of the Company’s accounts receivable by a third party or where C2 sells material assets in excess of cash proceeds of $1,000, and certain other events. The New Loan is subject to certain events of default which accelerate the repayment of principal plus accrued interest. It has been amended several times and the maturity date of the loan plus accrued interest has been extended to December 31, 2008. There are no conversion features associated with the New Loan. As of December 29, 2006, the total outstanding debt under the New Loan (including principal and accrued interest), prior to the December 30, 2006 debt forgiveness by Counsel, was $13,428. During 2007, Counsel advanced $145 and accrued interest of $2 and the Company repaid $100 from the proceeds of the MyTrade.com, Inc. sale discussed in Note 5; therefore, total outstanding debt under the New Loan was $47 at December 31, 2007.

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

The Senior Loan Agreement was amended several times and the maturity date of the loan plus accrued interest was extended to October 31, 2007. As a result of the application of the anti-dilution provisions of the Senior Loan Agreement, the conversion price was adjusted to $5.02 per common share. At December 29, 2006, prior to the December 30, 2006 debt forgiveness by Counsel, the total outstanding debt under the Senior Loan Agreement (including principal and accrued interest) was $19,966 which was convertible into approximately 3,977,208 shares of common stock. There have been no further advances under this loan since the debt was forgiven.

Assignment of Winter Harbor Common Stock and Debt Interests

Pursuant to the terms of a settlement between Counsel and Winter Harbor and First Media L.P., a limited partnership and the parent company of Winter Harbor (collectively, the “Winter Harbor Parties”), effective August 29, 2003, the Winter Harbor Parties relinquished their right to 118,750 shares of the common stock of C2 to Counsel. The Winter Harbor Parties further assigned to Counsel all of their rights with respect to a note payable by C2 of $1,999 drawn down pursuant to a Letter of Credit issued November 3, 1998 to secure certain obligations of C2 together with any accrued interest thereon. The assigned amount together with accrued interest amounted to $2,577 on August 29, 2003. As a result of the settlement and assignment, C2 entered into a new loan agreement with Counsel the terms of which provided that from August 29, 2003 the loan balance of $2,577 would bear interest at 10% per annum compounded quarterly with the aggregate balance of principal and accrued interest payable on maturity of the loan. This loan agreement was amended and restated several times to allow for the making of further periodic advances and to extend the maturity date to October 31, 2007. There were no conversion features associated with this loan. As of December 29, 2006, prior to the December 30, 2006 debt forgiveness by Counsel, the total outstanding debt under the loan (including principal and accrued interest) was $8,291. There have been no further advances under this loan since the debt was forgiven.

Counsel Guarantee, Subordination and Stock Pledge

In October 2004, Counsel agreed to guarantee the debt that the Company owed to its third party lender, and also agreed to subordinate all of its debt owed by the Company, and to subrogate all of its related security interests, in favor of the third party lender. Counsel further agreed to pledge all of its shares owned in C2 as security for its guarantee. In accordance with these agreements, amounts owing to Counsel could not be repaid while amounts remained owing to the third party lender. In January 2007, when the debt owing to the third party lender was prepaid in full, the subordination , subrogation and guarantee agreements were terminated.

As discussed in Note 5 of these consolidated financial statements, with respect to the Company’s investment in LIMOS.com in the third quarter of 2007, all investors in LIMOS.com have pledged their ownership interests as security for a $2,500 loan entered into by LIMOS.com and a third party lender (the “Lender”). The Company’s majority stockholder, Counsel, has guaranteed $250 of the Loan on the Company’s behalf. Contemporaneously with the Company’s investment in LIMOS.com and Counsel’s guaranty, Counsel and the Lender entered into a Priorities Agreement. Under the terms of the Promissory Note, which is discussed in more detail in Note 2 and Note 9, the Company had pledged all of its assets to Counsel as security for the Promissory Note. The Priorities Agreement subordinates Counsel’s claim to the Company’s investment in LIMOS.com in favor of the Lender.

Counsel Management Services

In December 2004, C2 entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, C2 agreed to make payment to Counsel for the past and future services to be provided by certain Counsel personnel to C2 for each of 2004 and 2005. In March 2006 C2 entered into a similar agreement with Counsel for services to be provided in 2006. The basis for such services charged was an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2. For the years ended December 31, 2004 and 2005, the cost of such services was $280 and $450, respectively. The cost for 2006 was $225, reflecting the reduced complexity of C2 operations following the sale of the Telecommunications business. The foregoing fees for 2004, 2005 and 2006 were due and payable within 30 days following the respective year ends, subject to any subordination restrictions then in effect. Any unpaid fee amounts bore interest at 10% per annum commencing on the day after such year-end, and in the event of a change of control, merger or similar event of the Company, all amounts owing, including fees incurred up to the date of the event, would have become due and payable immediately upon the occurrence of such event, subject to any subordination restrictions then in effect. The fees for 2004, 2005 and 2006 were forgiven on December 30, 2006 as part of Counsel’s forgiveness of its outstanding debt from C2, as discussed above. In accordance with the agreement with the Company’s third party lender, amounts owing to Counsel at December 31, 2006 could not be repaid while amounts remained owing to the third party lender. The repayment in full of the third party debt in January 2007 removed this restriction on payments to Counsel. In May 2007, the Company and Counsel entered into a similar agreement for services provided during 2007, and the cost for 2007 was $225. The Company expects that Counsel will continue to provide these services in 2008 on the same cost basis.

Note 14 - Legal Proceedings

On April 16, 2004, certain stockholders of the Company (the “Plaintiffs”) filed a putative derivative complaint in the Superior Court of the State of California in and for the County of San Diego, (the “Complaint”) against the Company, WorldxChange Corporation (sic), Counsel Communications LLC, and Counsel Corporation as well as four present and former officers and directors of the Company, some of whom also are or were directors and/or officers of the other corporate defendants (collectively, the “Defendants”). The Complaint alleges, among other things, that the Defendants, in their respective roles as controlling stockholder and directors and officers of the Company committed breaches of the fiduciary duties of care, loyalty and good faith and were unjustly enriched, and that the individual Defendants committed waste of corporate assets, abuse of control and gross mismanagement. The Plaintiffs seek compensatory damages, restitution, disgorgement of allegedly unlawful profits, benefits and other compensation, attorneys’ fees and expenses in connection with the Complaint. The Company believes that these claims are without merit and intends to continue to vigorously defend this action. Although there is no certainty that this matter will be resolved in the Company’s favor, at this time the Company does not believe that the outcome of this matter will have a material adverse impact on its business, results of operations, financial position or liquidity.

The Company, Counsel Communications LLC, Counsel Corporation and four of its current and former executives and board members were named in a securities action filed in the Superior Court of the State of California in and for the County of San Diego (the “Court”) on April 16, 2004, in which the plaintiffs made claims nearly identical to those set forth in the Complaint in the derivative suit described above. The Company believes that these claims are without merit and intends to vigorously defend this action. Although there is no certainty that this matter will be resolved in the Company’s favor, at this time the Company does not believe that the outcome of this matter will have a material adverse impact on its business, results of operations, financial position or liquidity. In February 2006, the plaintiffs in both this action and the derivative action described above changed attorneys. On July 31, 2007, the trial date for both actions was moved to June 6, 2008.

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

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas on June 15, 2006. The complaint alleges that these companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs. There is no assurance that the Company will be successful in this litigation. In February 2008, the Company settled the complaints against AT&T and Verizon by entering into settlement and license agreements.

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

During 2007, holders of the Class N preferred stock converted four of those shares into 160 shares of common stock. During 2006, six of those shares were converted into 240 shares of common stock. As of December 31, 2007 and 2006, there were, respectively, 607 and 611 shares of Class N preferred stock issued and outstanding.

At December 31, 2007 and 2006, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 16 - Stock-Based Compensation

Stock- Based Compensation Plans

At December 31, 2007, the Company has five stock-based compensation plans, which are described below.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan. No options were granted or exercised under this plan in 2007 and 2006. As of December 31, 2007 and 2006, no options to purchase shares were outstanding. In 2007, no options expired (2006 - 7,500).

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2007 and 2006, there were no options outstanding under the 1995 Employee Plan. No options were granted or exercised in 2007 or 2006 under the 1995 Employee Plan.

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

As of December 31, 2007, there were options to purchase 238,611 shares (2006 - 239,611 shares) of the Company’s common stock outstanding under the 1997 Plan. 168,750 of these options were unvested at December 31, 2007, and will vest between 2008 and 2010 at an exercise price of $0.66 per share. 56,250 options with an exercise price of $0.66 per share were vested at December 31, 2007 (no vested options at December 31, 2006). 13,611 options with exercise prices of $1.40 to $111.26 per share were vested at December 31, 2007 (2006 - 14,611 options with exercise prices of $1.40 to $111.26 per share). The options with an exercise price of $0.66 must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company. The remaining options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2007, no options to purchase shares of common stock were issued, and 1,000 options expired. During 2006, 225,000 options to purchase shares of common stock were issued, and no options were forfeited or expired. There were no exercises during 2007 or 2006.

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

The purpose of the Stock Purchase Plan is to provide incentives for all eligible employees of C2 (or any of its subsidiaries) who have been employees for at least three months, to participate in stock ownership of C2 by acquiring or increasing their proprietary interest in C2. The Stock Purchase Plan is designed to encourage employees to remain in the employ of C2. It is the intention of C2 to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended, to issue shares of common stock to all eligible employees of C2 (or any of C2’s subsidiaries) who have been employees for at least three months.

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2007, there were options to purchase 598,250 shares (2006 - 568,250 shares) of the Company’s common stock outstanding under the 2003 Plan. The outstanding options vest over four years at exercise prices ranging from $0.51 to $3.00 per share. During 2007, 30,000 options (2006 - 230,000 options) were granted. During 2007 and 2006, no options to purchase shares of common stock were forfeited or expired. There were no options exercised during 2007 and 2006, and no SARs have been issued under the 2003 Plan.

Other options

In 1996, the Company approved the issuance of 87,500 options to executives of the Company, as part of their employment agreements, and 3,200 options to a consultant. As of December 31, 2007 and 2006, none of these options remained outstanding. During 2006, 78,200 options with an exercise price of $78.00 expired.

During 1997 and 2001, the Company issued options to purchase 60,500 shares of common stock (10,500 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $97.50 to $168.75 (repriced to $78.00 on December 13, 1998), which was based on the closing price of the stock at the grant date. During 2007, 43,667 options expired, and none were exercised or forfeited. No options expired, and none were exercised or forfeited during 2006. The remaining options must be exercised within ten years of the grant date. As of December 31, 2007 there remained 833 options outstanding.

During 1997, the Company issued non-qualified options to purchase 114,750 shares of common stock to certain executive employees. The options must be exercised within ten years of the grant date and have an exercise price of $78.00. During 2007, the remaining 105,915 options expired and there were therefore no options outstanding at December 31, 2007. There were no options exercised or forfeited in 2007 or 2006, and no options expired during 2006.

During 1998, the Company issued non-qualified options to purchase 46,750 shares of common stock to certain executive employees at exercise prices ranging from $51.26 to $62.50, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options expired, were exercised or forfeited during 2007 or 2006. As of December 31, 2007 there remained 40,472 options outstanding.

During 1999, the Company issued non-qualified options to purchase 32,750 shares of common stock to certain executive employees at exercise prices ranging from $50.00 to $71.26, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options expired, were exercised or forfeited during 2007 or 2006. As of December 31, 2007, there remained 18,750 options outstanding.

During 1999, the Company issued non-qualified options to purchase 10,000 shares of common stock to a consultant at an exercise price of $60.00, which was based on the closing price of the stock at the grant date. No options expired, were exercised or forfeited during 2007 or 2006. The fair value of the options issued was recorded as deferred compensation of $300,000, which was amortized over the expected period the services were to be provided. The options must be exercised within ten years of the grant date. As of December 31, 2007 there remained 10,000 options outstanding.

During 2000, the Company issued non-qualified options to purchase 129,250 shares of common stock to certain executive employees at exercise prices ranging from $55.00 to $127.50, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date. No options expired, were exercised or forfeited during 2007 or 2006. As of December 31, 2007, there remained 68,833 options outstanding.

The following table summarizes the changes in common stock options for the common stock option plans described above:

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,096,326	$19.51	727,026	$37.50	1,791,643	$42.46
Granted	30,000	0.70	455,000	0.82	39,600	0.54
Exercised	—	—	—	—	—	—
Expired	(150,577)	78.00	(85,700)	73.14	(1,117)	21.98
Forfeited	—	—	—	—	(1,103,100)	4.64
Outstanding at end of year	975,749	$9.88	1,096,326	$19.51	727,026	$37.50

Options exercisable at year end	549,936	$16.89	499,701	$41.24	516,463	$53.39

Weighted-average fair value of options granted during the year		$0.46		$0.50		$0.39

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

The table below illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in the year ended December 31, 2005:.

Year Ended
December 31,
2005
Net loss as reported	$(18,489)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of $0 tax	(198)
Pro forma net loss	$(18,687)
Loss per share
Basic and diluted - as reported	$(0.96)
Basic and diluted - pro forma	$(0.97)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 81%, risk free rates ranging from 3.73% to 3.75%, an expected life of four years, and a dividend yield of zero.

As a result of adopting SFAS No. 123(R) on January 1, 2006, C2’s net loss for the years ended December 31, 2007 and 2006 is $166 and $139, respectively, more than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the years ended December 31, 2007 and 2006 was increased by $0.01 and $0.01, respectively. The adoption of SFAS No. 123(R) had no effect on the Company’s Statement of Cash Flows, as there were no exercises of stock options during the years ended December 31, 2007 and 2006 and therefore no stock option-related cash flows were generated.

The fair value compensation cost of unvested stock options in 2007 and 2006 were determined using historical Black-Scholes input information at grant dates between 2003 and 2007. These inputs included expected volatility between 79% and 98%, risk-free interest rates between 3.12% and 5.07%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of December 31, 2007, the total unrecognized stock-based compensation expense related to unvested stock options was $176, which is expected to be recognized over 14 months, as compared to $328 and approximately 16 months as of December 31, 2006.

In April 2007, 30,000 options were granted to the Company’s non-employee directors under the terms of the 2003 Stock Option and Appreciation Rights Plan. No options were forfeited or exercised during the year ending December 31, 2007. However; 1,000 options under the 1997 Recruitment Stock Option Plan, and 149,582 executive options awarded in 1997, expired during the year ending December 31, 2007.

As of December 31, 2007, the aggregate intrinsic value of options outstanding was $0, based on the Company’s closing stock price of $0.31 on December 31, 2007. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At December 31, 2007, all of the outstanding options had exercise prices greater than $0.31.

The following table presents information regarding unvested stock options outstanding at December 31, 2007 and 2006:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	596,625	$0.63
Granted	30,000	$0.46
Vested	(198,312)	$1.28
Expired	(2,500)	—
Unvested at December 31, 2007	425,813	$0.51

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	226,187	$1.16
Granted	455,000	$0.50
Vested	(84,562)	$1.35
Expired	—	—
Unvested at December 31, 2006	596,625	$0.63

The total fair value of shares vesting during the years ending December 31, 2007 and 2006 was $171 and $114, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 2007:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.51 to $ 1.39	670,000	4.98	$0.86	245,000	4.34	$0.93
$ 1.40 to $ 3.00	159,448	2.67	2.94	158,635	2.67	2.95
$ 6.88 to $ 15.62	2,965	3.02	14.99	2,965	3.02	14.99
$48.76 to $ 71.26	138,555	1.60	58.16	138,555	1.60	58.16
$78.00 to $127.50	4,781	1.89	102.71	4,781	1.89	102.71
	975,749	4.10	$9.88	549,936	3.14	$16.89

Note 17 - Subsequent Event

On February 18 and 28, 2008, the Company settled its patent infringement litigation against AT&T and Verizon, respectively, by entering into settlement and license agreements.

Note 18 - Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

		March 31	June 30	September 30	December 31
Net sales	2007	$—	$—	$—	$—
	2006	$—	$—	$—	$—

Gross profit	2007	$—	$—	$—	$—
	2006	$—	$—	$—	$—

Operating income (loss)	2007	$(284)	$(319)	$(323)	$(310)
	2006	$(395)	$(356)	$(311)	$(239)

Net income (loss) from continuing operations	2007	$(625)	$(365)	$(372)	$723
	2006	$(2,734)	$(3,452)	$(1,753)	$(4,107)

Net income (loss)	2007	$(627)	$(383)	$(375)	$740
	2006	$958	$(2,793)	$(1,756)	$(4,085)

Basic and diluted income (loss) from continuing operations per common share	2007	$(0.03)	$(0.01)	$(0.02)	$0.03
	2006	$(0.14)	$(0.18)	$(0.09)	$(0.22)

Basic and diluted income (loss) per common share	2007	$(0.03)	$(0.01)	$(0.02)	$0.03
	2006	$0.05	$(0.14)	$(0.09)	$(0.22)

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2005	$6	$—	$—	$—	$6
December 31, 2006	$6	$—	$—	$—	$6
December 31, 2007	$6	$—	$—	$—	$6

(a) Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

S-1