Form 10-Q
period 2008-03-31
C2 Global Technologies Inc
filed 2008-05-06
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____   to ______

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

Non-Accelerated Filer ☑  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 2, 2008, there were 23,095,170 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.
C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands of dollars, except share and per share amounts)	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$471	$67
Deferred income tax asset (Note 9)	79	1,000
Other current assets	255	17
Total current assets	805	1,084
Other assets:
Intangible assets, net (Note 5)	15	20
Goodwill (Note 5)	173	173
Investments (Note 6)	518	519
Total assets	$1,511	$1,796

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$634	$402
Notes payable to a related party (Note 7)	—	2,335
Total liabilities	634	2,737

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Preferred stock, $10.00 par value, authorized 10,000,000 shares, issued and outstanding 603 shares at March 31, 2008 and 607 shares at December 31, 2007; liquidation preference of $603 at March 31, 2008 and $607 at December 31, 2007	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 23,095,170 shares at March 31, 2008 and 23,095,010 shares at December 31, 2007	231	231
Additional paid-in capital	274,695	274,672
Accumulated deficit	(274,055)	(275,850)

Total stockholders’ equity (deficit)	877	(941)

Total liabilities and stockholders’ equity (deficit)	$1,511	$1,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2008	2007
Revenue:
Patent licensing	$6,225		$—

Operating costs and expenses:
Patent licensing	3,184		—
Selling, general and administrative	276		279
Depreciation and amortization	5		5

Total operating costs and expenses	3,465		284

Operating income (loss)	2,760		(284)

Other income (expense):
Interest expense - related party (Note 7)	(43)		(36)
Interest expense - third party	—		(12)
Other income (expense)	(1)		(293)

Total other expense	(44)		(341)

Income (loss) from continuing operations before income taxes	2,716		(625)
Income tax expense (Note 9)	921		—
Income (loss) from continuing operations	1,795		(625)
Income (loss) from discontinued operations (net of $0 tax)	—		(2)

Net income (loss)	$1,795		$(627)

Weighted average common shares outstanding	23,095		23,094
Weighted average preferred shares outstanding	1		1

Net income (loss) per share (basic and diluted): (Note 2)
Income (loss) from continuing operations
Common shares	$0.08		$(0.03)
Preferred shares	$3.11	$	N/A

Income (loss) from discontinued operations
Common shares	$—		$—
Preferred shares	$—	$	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period ended March 31, 2008
(in thousands of dollars, except share amounts)
(unaudited)

					Additional	Accumulated
	Preferred stock		Common stock		paid-	Equity
	Shares	Amount	Shares	Amount	in capital	(Deficit)	Total
Balance at December 31, 2006	611	$6	23,084,850	$231	$274,499	$(275,205)	$(469)
Conversion of Class N preferred stock	(4)	—	160	—	—	—	—
Conversion of third party debt	—	—	10,000	—	7	—	7
Stock-based compensation	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	(645)	(645)
Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$(941)
Conversion of Class N preferred stock	(4)	—	160	—	—	—	—
Stock-based compensation	—	—	—	—	23	—	23
Net income	—	—	—	—	—	1,795	1,795
Balance at March 31, 2008	603	$6	23,095,170	$231	$274,695	$(274,055)	$877

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,795	$(625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	5
Equity interests in significantly influenced companies	1	—
Amortization of discount and debt issuance costs on convertible note payable	—	8
Accrued interest added to notes payable to a related party	—	36
Non-cash cost of prepayment of third party debt	—	224
Stock-based compensation expense	23	43

Changes in operating assets and liabilities:
Decrease (increase) in other assets	(238)	2
Decrease in deferred income tax asset	921	—
Increase (decrease) in accounts payable and accrued liabilities	232	(40)
Net cash provided by (used in) operating activities by continuing operations	2,739	(347)
Net cash used in operating activities by discontinued operations	—	(2)
Net cash provided by (used in) operating activities	2,739	(349)

Cash flows from investing activities:
Net cash used in investing activities of continuing and discontinued operations	—	—

Cash flows from financing activities:
Increase in notes payable to a related party	—	1,811
Repayment of notes payable to a related party	(2,335)	—
Repayment of convertible note payable	—	(1,462)
Net cash provided by (used in) financing activities	(2,335)	349
Increase (decrease) in cash and cash equivalents	404	—
Cash and cash equivalents at beginning of period	67	3
Cash and cash equivalents at end of period	$471	$3

Supplemental cash flow information:
Taxes paid	—	5
Interest paid	43	21

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

C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 (the “VoIP Patent”) and 6,438,124 (together the “VoIP Patent Portfolio”), which it has licensed and continues to seek to license. The VoIP Patent, including a corresponding foreign patent and related international patent applications, was acquired from a third party in 2003. At the time of acquisition, the vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure C2’s obligations under the associated purchase agreement, as discussed in Note 8. The C2 Patent was developed by the Company.

Licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no ongoing royalties are being paid to the Company. The Company has begun to obtain licensing and royalty revenue from its target market by enforcing its patents, with the assistance of outside counsel, in order to realize value from its intellectual property. In February 2008, the Company entered into settlement and license agreements with AT&T, Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”) with respect to its intellectual property. Under the terms of the settlement and license agreements, C2 granted each of AT&T and Verizon a non-exclusive, perpetual, worldwide, fully paid up, royalty free license under any of C2’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. and LIMOS.com LLC. In the fourth quarter of 2007 it acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC. Subsequent to the first quarter of 2008, in April 2008, the Company made an additional investment of $124 in Buddy Media, Inc. These investments are discussed in more detail in Note 6.

Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2007 condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The March 31, 2008 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of those to be expected for the entire year ending December 31, 2008.

Note 2 - Summary of Significant Accounting Policies

Net earnings (loss) per share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“EPS”) using the two-class method described in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under SFAS Statement No. 128 (“EITF 03-6”). The two-class method is required because the Company’s Class N preferred shares, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period, net of any deductions for contractual preferred stock dividends and any earnings actually distributed during the period, are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

At March 31, 2008, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS is not presented in these condensed consolidated unaudited financial statements.

Potential common shares are as follows:

	March 31,
	2008	2007

Assumed conversion of Class N preferred stock	24,120	24,440
Assumed exercise of options and warrant to purchase shares of common stock	2,014,499	2,079,826
	2,038,619	2,104,266

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

Intangible assets and goodwill

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (pending its adoption of SFAS No. 141(R) which will become effective in the fiscal year ending December 31, 2009) and SFAS No. 142, Goodwill and Other Intangible Assets. All business combinations are accounted for using the purchase method. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Intangible assets are recorded based on estimates of fair value at the time of the acquisition.

The Company assesses the fair value of its intangible assets and its goodwill based upon the fair value of the Company as a whole, with the Company’s valuation being based upon its market capitalization. Management believes this to be the most reasonable method at the current time, given the absence of a predictable revenue stream and the Company’s corresponding inability to use an alternative valuation method such as a discounted cash flow analysis. If the carrying amount of the Company’s net assets exceeds the Company’s estimated fair value, intangible asset and/or goodwill impairment may be present. The Company measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value.

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

Equity securities that do not have readily determinable fair values, and equity securities having underlying common stock that also do not have readily determinable fair values, are accounted for under the cost method when the Company’s ownership interests do not allow it to exercise significant influence over the entities in which it has invested. When the Company’s ownership interests do allow it to exercise significant influence over the entities in which it has invested, the investments are accounted for under the equity method.

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

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying value at March 31, 2008 and December 31, 2007 for the Company’s financial instruments, which include cash, accounts payable and accrued liabilities, and related party debt, approximates fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company elected to adopt SFAS No. 157 at January 1, 2007, in order to conform to the adoption of a similar Canadian accounting pronouncement by its parent, Counsel Corporation (together with its subsidiaries, “Counsel”). The Company’s adoption of SFAS No. 157 had no effect on the Company’s financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 provides the option to measure selected financial assets and liabilities at fair value, and requires the fair values of those assets and liabilities to be shown on the face of the balance sheet. It also requires the provision of additional information regarding the reasons for electing the fair value option and the effect of the election on current period earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if SFAS No. 157 is also adopted. SFAS No. 159 is to be applied prospectively. The Company adopted SFAS No. 159 at January 1, 2008. As noted above, the carrying values of the Company’s cash, accounts payable and accrued liabilities, and related party debt approximate fair value, and therefore the adoption of SFAS No. 159 had no effect on the reported amounts of these assets and liabilites. In addition, the Company has the option to elect fair value accounting for its investments in internet-based E-commerce businesses. The Company has elected to continue to account for these investments using the methods in place at December 31, 2007, as described above under “Investments”. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 does not change FASB Statement No. 133’s scope or accounting, but does require expanded disclosures about an entity’s derivative instruments and hedging activities. The required disclosures include: how and why an entity is using a derivative instrument or hedging activity, how the entity accounts for derivative instruments and hedged items under FASB Statement No. 133, and how the entity’s financial position, financial performance and cash flows are affected by derivative instruments. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”) to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company does not plan early adoption of SFAS No. 161 and is currently evaluating the impact that SFAS No. 161 will have on its financial statements when adopted.

Note 3 - Liquidity and Capital Resources

At March 31, 2008 the Company had stockholders’ equity of $877, as compared to a stockholders’ deficit of $941 at December 31, 2007. Working capital at March 31, 2008 was $171, as compared to a working capital deficit of $1,653 at December 31, 2007. The primary reason for the improvement of the Company’s financial position is the revenue from the settlement and license agreements that the Company entered into in February 2008. The Company’s cash and cash equivalents increased by $404, from $67 at December 31, 2007 to $471 at March 31, 2008.

In the first quarter of 2008, the Company realized revenues from continuing operations for the first time since 2004. However, the Company must continue to realize value from its intellectual property through ongoing licensing and royalty revenue, as discussed in Note 1, in order to continue as a going concern. Absent an ongoing revenue stream, there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have the ability to obtain additional financing from third parties in order to pursue expansion through acquisition.

At March 31, 2008 the Company had no related party debt owing to its 93% common stockholder, Counsel, as compared to $2,335 owing at December 31, 2007. Unpaid interest on outstanding related party debt balances is capitalized at the end of each quarter and added to the principal amount. Should Counsel make further advances under the existing loan agreements, repayment will be due on the loans’ maturity date of December 31, 2008. Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2008.

Note 4 - Stock-Based Compensation

At March 31, 2008, the Company had five stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K.

The Company’s stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively, is $23 and $43. The fair value compensation costs of unvested stock options in the first three months of 2008 and 2007 were determined using historical Black-Scholes input information at grant dates between 2004 and 2008. These inputs included expected volatility between 79% and 81%, risk-free interest rates between 1.80% and 5.07%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of March 31, 2008, the total unrecognized stock-based compensation expense related to unvested stock options was $176, which is expected to be recognized over a weighted average period of approximately 14 months.

The tables below present information regarding all stock options outstanding at March 31, 2008 and 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	975,749	$9.88
Granted	40,000	$0.90
Expired	(1,250)	$78.00
Outstanding at March 31, 2008	1,014,499	$9.44

Options exercisable at March 31, 2008	549,499	$16.73

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,096,326	$19.52
Granted	—	—
Expired	(16,500)	$78.00
Outstanding at March 31, 2007	1,079,826	$18.60

Options exercisable at March 31, 2007	484,013	$39.88

No options were forfeited or exercised during the three months ending March 31, 2008 or 2007.

The aggregate intrinsic value of options outstanding at March 31, 2008 was $90, based on the Company’s closing stock price of $0.90 as of the last business day of the period ended March 31, 2008. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At March 31, 2008, 649,499 of the outstanding options had exercise prices equal to or greater than $0.90.

The tables below present information regarding unvested stock options outstanding at March 31, 2008 and 2007:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	425,813	$0.51
Granted	40,000	$0.56
Vested	(813)	$1.43
Forfeited	—	—
Unvested at March 31, 2008	465,000	$0.51

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	596,625	$0.63
Granted	—	—
Vested	(812)	$1.43
Forfeited	—	—
Unvested at March 31, 2007	595,813	$0.63

The total fair value of shares vesting during the three months ending March 31, 2008 and 2007 was $1 in each period.

Note 5 - Composition of Certain Financial Statements Captions

     Intangible assets consisted of the following:

	March 31, 2008
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(85)	$15

	December 31, 2007
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(80)	$20

     The Company’s patent rights were acquired in December 2003 and are associated with the VoIP Patent. Aggregate amortization expense of intangibles was $5 for each of the three month periods ended March 31, 2008 and 2007. The Company expects that the patent rights will be fully amortized during 2008.

     The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

     Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2008	2007
Regulatory and legal fees	$57	$69
Accounting, auditing and tax consulting	40	107
Patent licensing costs	349	—
Sales and other taxes	85	62
Remuneration and benefits	54	114
Other	49	50
Total accounts payable and accrued liabilities	$634	$402
Note 6 - Investments

The Company’s investments as at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
Buddy Media, Inc.	$100	$100
LIMOS.com LLC	398	399
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	20	20

Total investments	$518	$519

Buddy Media, Inc.

On September 12, 2007, the Company acquired 303,030 shares of convertible Series A Preferred Stock of Buddy Media, Inc. (“Buddy Media”) for a total purchase price of $100. Buddy Media is a leading developer of applications for emerging new media platforms, including Facebook, MySpace and other social media sites. The Company’s investment was less than 5% of Buddy Media on an as-converted basis. The Series A preferred shares vote on an as-converted basis with the common stock, are convertible by a vote of the majority of the Series A preferred stockholders or mandatorily convertible in connection with an initial public offering, and are redeemable in certain circumstances, including a liquidation or sale of Buddy Media. They are entitled to dividends in the event that common stock holders also receive dividends. The material terms of the Company’s Stockholders’ Agreement and Subscription Agreement are standard for early investments in development stage companies and include drag along rights, right of first offer, refusal rights, co-sale rights, limited anti-dilution protection, dividend preference and liquidation preference. The Series A preferred shares have standard piggyback registration rights with customary expiration provisions and are subject to a contractual 180 day market stand-off.

On April 15, 2008, the Company acquired 140,636 shares of convertible Series B Preferred Stock of Buddy Media for a total purchase price of $124. The Series B preferred shares are senior to the Series A preferred shares described above, but otherwise have terms and conditions substantially equal to those of the Series A preferred shares. Following the purchase, the Company’s investment remains less than 5% of Buddy Media on an as-converted basis.

The Company’s ownership interest in Buddy Media does not allow it to exercise significant influence over Buddy Media’s operations, and the Company intends to hold the investment for an indefinite period of time. The investment is therefore accounted for under the cost method. At each balance sheet date, the Company estimates the fair value of the securities using the best available information as of the evaluation date. Because Buddy Media’s shares are not traded on an open market, their valuation must be based primarily on investee-specific information. The Company will record an other than temporary impairment of the investment in the event the Company concludes that such impairment has occurred. Based on the Company’s analysis, at March 31, 2008 there has been no impairment in the fair value of its investment in Buddy Media.

LIMOS.com LLC

On September 21, 2007, the Company acquired 400,000 units of AZ Limos LLC (name subsequently changed to LIMOS.com LLC, “LIMOS.com”) for a total purchase price of $400, representing a 16% ownership interest in LIMOS.com. In the first quarter of 2008, the Company’s interest was reduced to 15.69% as a result of investment in LIMOS.com by investors who are not related to the Company.

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

Contemporaneously with the Company’s investment in LIMOS.com and Counsel’s guaranty, Counsel and the Lender entered into a Priorities Agreement. Under the terms of the Company’s note payable to Counsel, which is discussed in more detail in Note 3, Note 7 and Note 10 of these unaudited condensed consolidated financial statements, the Company had pledged all of its assets to Counsel as security for the related party note. The Priorities Agreement subordinates Counsel’s security interest in the Company’s investment in LIMOS.com in favor of the Lender. As well, certain third party investors have a 20% carried interest in LIMOS.com, which is payable after all investors have received an annual 10% return on their capital from earnings generated by LIMOS.com and after all investors have received the return in full of their invested capital. Upon a liquidation event, following the Company’s receipt of its invested capital and its contractual preferred return, the Company’s right to participate in further distributions may be diluted, to a minimum participation of approximately 11.3%, as the result of exercise of options that have been granted to LIMOS.com employees. The exercise of these options is dependent upon both their three-year vesting period and the attainment of certain financial goals to be achieved by LIMOS.com.

At the date of the Company’s investment in LIMOS.com, its ownership interest did not allow it to exercise significant influence over LIMOS.com’s operations, and the investment was accounted for under the cost method. Subsequently, in November 2007, the Company’s parent, Counsel, increased its ownership of an affiliated entity (the “Affiliate”) from 50% to 100%. The Affiliate has voting control of 50% of LIMOS.com, including the 15.69% owned by the Company. In addition, the Affiliate earns a 2% management fee, based on the invested capital of LIMOS.com, in return for managing the operations of LIMOS.com, and holds two of the four seats on LIMOS.com’s Board of Directors. The Company’s Chief Executive Officer, who is also Counsel’s Chief Executive Officer, is a director of the Affiliate. As a result of Counsel’s acquisition of the Affiliate, the Company’s ability to exercise significant influence over LIMOS.com is deemed to have increased, and therefore the Company currently accounts for its investment in LIMOS.com under the equity method. Consequently, the Company recorded a loss of $1 from its investment for the period September 21, 2007 to December 31, 2007, and a loss of $1 for the first three months of 2008.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC

The Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), effective December 7, 2007, for a total purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP was formed to acquire the general partner interests in 2007 Fund 1 LLP (the “Fund”, subsequently renamed Knight’s Bridge Capital Partners Internet Fund No. 1 LP). At March 31, 2008, the Fund held investments in several Internet-based e-commerce businesses. As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital. Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments.

The Company’s one-third ownership of Knight’s Bridge GP allows the Company to exercise significant influence, and therefore the Company accounts for its investment under the equity method. The Company recorded income of $7 as its share of Knight’s Bridge GP’s carried interest when the Fund sold one of its investments in December 2007. Following the Fund’s sale of this investment, the Company received a cash distribution of $7 from Knight’s Bridge GP, which was recorded as a reduction of the Company’s investment. The Company had no earnings or loss from this investment during the first quarter of 2008.

Note 7 - Debt

At March 31, 2008 the Company had no outstanding debt other than the accounts payable and accrued liabilities detailed in Note 5. At December 31, 2007, the Company was indebted to Counsel in the aggregate amount of $2,335, consisting of $2,151 principal and $184 accumulated interest. This debt was repaid in full in March 2008 following the Company’s receipt of proceeds from the settlement agreements with AT&T and Verizon that are discussed in Note 1.

The related party notes payable to Counsel, which currently have a zero balance, are scheduled to mature on December 31, 2008. Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2008. Should further advances be required under these notes, their repayment is subject to acceleration in certain circumstances including certain events of default. Unpaid interest on outstanding balances accrues to principal quarterly and, accordingly, the Company has no cash payment obligations to Counsel prior to the debt’s maturity.

For further discussion of the related party notes and other transactions with Counsel, see Note 3 and Note 10.

Convertible note payable to a third party

On October 14, 2004, the Company issued the Note with a detachable warrant to a third party lender, in the principal amount of $5,000, due October 14, 2007. Principal was payable at the rate of approximately $147 per month. The Company had the right to prepay the Note at any time, by giving seven business days written notice and paying 120% of the outstanding principal amount of the Note. In January 2007, the lender converted a portion of its note into 10,000 common shares of the Company, and the Company prepaid the remaining Note in full by paying 105% of the amount then due.

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

Warrant to purchase common stock

In addition to the Note, the Company issued a common stock purchase warrant (the “Warrant”) to the third party lender, entitling the lender to purchase up to one million shares of common stock, subject to adjustment. The Warrant entitles the holder to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the exercise price. The exercise price is $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares. The exercise price is 125%, 135% and 150% of the average closing price for the ten trading days immediately prior to the issue date of the Warrant, respectively.

At the time it was issued in October 2004, the Warrant was classified as a liability in the consolidated financial statements, as it was linked to a registration payment arrangement and thus met the conditions for this classification under the GAAP in effect at that date. The details of the registration payment arrangement were previously disclosed in the Company’s Report on Form 8-K, filed with the SEC on October 20, 2004. In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). According to FSP EITF 00-19-2, financial instrument(s) such as the Warrant should be recorded in the financial statements using appropriate GAAP without regard to the contingent obligation to transfer consideration pursuant to a related registration payment arrangement, and any contingent obligations under the registration payment arrangement should be separately recognized and measured in accordance with GAAP relating to liabilities. Adoption of FSP EITF 00-19-2 is permitted for interim or annual periods for which financial statements or interim reports have not been issued. Retrospective application is not permitted. The Company evaluated the requirements of FSP EITF 00-19-2, determined that it is applicable to the Warrant, and chose to adopt FSP EITF 00-19-2 effective October 1, 2006, the beginning of the Company’s 2006 fourth quarter. The impact of adopting FSP EITF 00-19-2 on the Company’s financial position was as follows: long-term liabilities were reduced by $203, the fair value of the Warrant at October 1, 2006, and stockholders’ equity was increased by $430, the fair value of the Warrant when issued at October 14, 2004. The difference between these two amounts, $227, was recorded as a charge to opening retained earnings. At the date of adoption of FSP EITF 00-19-2, and at March 31, 2008 and December 31, 2007, the Company’s assessment was that payments relating to the registration payment arrangement were not probable, and therefore the Company has not recorded any liability in connection with such a payment.

Note 8 - Patent Participation Fee

In the fourth quarter of 2003, C2 acquired Patent No. 6,243,373 from a third party. The consideration paid was $100 plus a 35% participation fee payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio. Net proceeds are defined as amounts collected from third parties net of the direct costs associated with the maintenance, licensing and enforcement of the VoIP Patent Portfolio. Prior to the first quarter of 2008, no payments were required, as the relevant costs incurred exceeded licensing revenues. As a result of settlement and license agreements entered into in the first quarter of 2008, $349 was accrued for this fee for the quarter.

Note 9 - Income Taxes

In the first quarter of 2008, the Company recognized deferred income tax expense of $921. The income tax expense relates to the utilization, against year-to-date estimated 2008 taxable income, of substantially all of the available tax losses previously recognized as a deferred tax asset as at December 31, 2007. The remaining $79 net deferred income tax asset balance at March 31, 2008 reflects the tax benefit of available tax losses considered “more likely than not” to be utilized during the remainder of 2008. The Company recorded no income tax benefit from its losses in the three months ended March 31, 2007 because of the uncertainty at that time surrounding the realization of the related deferred tax asset.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, as of December 31, 2007, the Company recorded a reduction in its deferred tax asset of approximately $13,167, attributable to unrecognized tax benefits of $24,000 associated with prior years’ tax losses, which are not expected to be available primarily due to change of control usage restrictions, and a reduction in the rate of the tax benefit associated with all of its tax attributes. Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow.

In the event that these tax benefits are recognized in the future, there should be no impact on the Company’s effective tax rate, unless recognition occurs at a time when all of the Company’s historic tax loss carryforwards have been utilized and/or the associated valuation allowance against the Company’s deferred tax assets has been reversed. In such circumstances, the amount recognized at that time should result in a reduction in the Company’s effective tax rate.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Because the Company has tax loss carryforwards in excess of the unrecognized tax benefits, the Company did not accrue for interest and penalties related to unrecognized tax benefits either upon the adoption of FIN 48 or in the current period.

It is reasonably possible that the total amount of the Company’s unrecognized tax benefits will significantly increase or decrease within the next 12 months. These changes may be the result of future audits, the application of “change in ownership” rules leading to further restrictions in tax losses arising from changes in the capital structure of the Company and/or that of its parent company Counsel, reductions in available tax loss carryforwards through future merger, acquisition and/or disposition transactions, failure to continue a significant level of business activity, or other circumstances not known to management at this time. Any such additional limitations could require the Company to pay income taxes on its future earnings and record an income tax expense to the extent of such liability, despite the existence of tax loss carryforwards. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

The Company has a history of generating tax losses arising from 1991 to the present. All loss taxation years remain open for audit pending their application against income in a subsequent taxation year. In general, the statute of limitations expires 3 years from the date that a Company files a tax return applying prior year tax loss carryforwards against income in the later year. In 2006, the Company applied historic tax loss carryforwards against debt forgiveness income. Accordingly, the 2004 through 2007 taxation years remain open. The Company’s remaining federal tax loss carryforwards at the end of March 2008 were comprised of approximately $51,000 of unrestricted net operating tax losses, $35,000 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,000 of unrestricted capital losses.

The Company historically has been subject to state income tax in multiple jurisdictions. While the Company had net operating loss carryforwards for state income tax purposes in certain states where it previously conducted business, its available state tax loss carryforwards may differ substantially by jurisdiction and, in general, are subject to the same or similar restrictions as to expiry and usage described above. In addition, in certain states the Company’s state tax loss carryforwards that were attributable to the business of WXC Corp. ceased to be available to the Company following the sale of the shares of this company in 2006. It is entirely possible that in the future the Company may not have tax loss carryforwards available to shield income earned for state tax purposes, which is attributable to a particular state, from being subject to tax in that particular state.

In the first quarter of 2006, as discussed in Note 2, the Company adopted SFAS No. 123(R). Effective December 31, 2006, as provided in FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”), the Company elected to apply “the short cut method”, as outlined in FSP 123(R)-3, as the methodology for recognizing any related windfall tax benefits as a credit to additional paid-in capital. The adoption of SFAS No. 123(R) and “the short cut method” had no immediate impact from an income tax perspective, since SFAS No. 123(R) specifically prohibits the recognition of any windfall tax benefits that have not been realized in cash or in the form of a reduction of income taxes payable. The Company, to date,  has not realized such benefits either in cash or in the form a of a reduction in income taxes payable due to the continued availability of net operating tax loss carryforwards. The adoption of the “short cut method” will therefore only have application in the event of the Company incurring an income tax liability at a future date.

Note 10 - Related Party Transactions

During the three months ended March 31, 2008, the Company repaid the $2,335 owing to Counsel at December 31, 2007, as well as $43 in interest accrued during the quarter. Should Counsel make additional advances under the terms of the existing loan agreements between the Company and Counsel, these advances will accrue interest at 10%, compounded quarterly, and will be due on December 31, 2008. Additionally, any outstanding loan balance will be subject to an accelerated maturity in certain circumstances. For further discussion of the loan transactions with Counsel, see Note 3 and Note 7.

The Chief Executive Officer (“CEO”) of C2 is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of 100% of the base salary. No bonus was paid for the year ended December 31, 2007.

In December 2004, C2 entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, C2 agreed to make payment to Counsel for the past and future services to be provided by certain Counsel personnel to C2 for each of 2004 and 2005. In March 2006 C2 entered into a similar agreement with Counsel for services to be provided in 2006. The basis for such services charged was an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2. For the years ended December 31, 2004, 2005 and 2006, the cost of such services was $280, $450 and $225, respectively. The fees for 2004, 2005 and 2006 were forgiven on December 30, 2006 as part of Counsel’s forgiveness of its outstanding debt from C2. In May 2007, the Company and Counsel entered into a similar agreement for services provided during 2007, and the cost for 2007 was $225. In the first quarter of 2008, the Company and Counsel reached an agreement that Counsel will continue to provide these services in 2008 on the same cost basis. For the first quarter of 2008, the costs were estimated to be $90.

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

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas on June 15, 2006. The complaint alleges that these companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs. There is no assurance that the Company will be successful in this litigation. In April 2007, a trial date of August 4, 2008 was set for the lawsuit. In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. In February 2008, the Company settled the complaints against AT&T and Verizon by entering into settlement and license agreements, as discussed in Note 1.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”).

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

Overview and Recent Developments

C2 Global Technologies Inc. (“C2” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” which was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, and to “C2 Global Technologies Inc.” in 2005. The most recent name change reflects a change in the strategic direction of the Company following the disposition of its Telecommunications business in the third quarter of 2005. In the second quarter of 2006, the Company opened an office in Texas.

C2 owns certain patents, detailed below under “Company History” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology - U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no ongoing royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from the target market for its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”), Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleges that these companies’ VoIP services and systems infringe C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”). The complaint seeks an injunction, monetary damages, and costs. In April 2007, a trial date of August 4, 2008 was set for the lawsuit. In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. In February 2008, the Company entered into settlement and license agreements with AT&T and Verizon. Under the terms of the settlement and license agreements, C2 granted each of AT&T and Verizon a non-exclusive, perpetual, worldwide, fully paid up, royalty free license under any of C2’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc., Buddy Media, Inc. (“Buddy Media”) and LIMOS.com LLC. Its investment in MyTrade.com, Inc. was sold in the fourth quarter of 2007. In the fourth quarter of 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”). The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with the Company’s majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”). Knight’s Bridge GP was formed to acquire the general partner interests in 2007 Fund 1 LLP (the “Fund”, subsequently renamed Knight’s Bridge Capital Partners Internet Fund No. 1 LP). The Fund holds investments in several Internet-based e-commerce businesses. As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital. Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments.

In the second quarter of 2008, the Company increased its investment in Buddy Media. Following the purchase, the Company’s investment in Buddy Media remains less than 5% on an as-converted basis.

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

In 2003, we added to our VoIP patent holdings when we acquired the VoIP Patent, which included a corresponding foreign patent and related international patent applications. The vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure C2’s obligations under the associated purchase agreement. The VoIP Patent, together with the existing C2 Patent and related international patents and patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing C2’s patented technology. The comprehensive nature of the VoIP Patent is summarized in the patent’s abstract, which, in pertinent part, describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.” As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net proceeds from our VoIP Patent Portfolio.

Revenue and contributions from operations related to our intellectual property, up to December 31, 2004, were based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005, rather than on the receipt of licensing fees and royalties. Revenue in the first quarter of 2008 was the result of entering into the settlement and license agreements with AT&T and Verizon, described above. We expect to generate ongoing licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights, as discussed above under “Overview and Recent Developments”.

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. and LIMOS.com LLC, and it continued its investment activities in the fourth quarter of 2007 with the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC. At March 31, 2008 the Company’s investment in these businesses totalled $518. The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.

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

In addition to the C2 and VoIP Patents, which cover the foundation of any VoIP system, our patent portfolio includes:

Private IP Communication Network Architecture (U.S. Patent No. 7,215,663 granted May 8, 2007) - This invention relates generally to multimedia communications networks. The patents’ Internet Linked Network Architecture delivers telecommunication type services across a network utilizing digital technology. The unique breadth and flexibility of telecommunication services offered by the Internet Linked Network Architecture flow directly from the network over which they are delivered and the underlying design principles and architectural decisions employed during its creation.

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

Government Regulation

Recent legislation in the United States, including the Sarbanes-Oxley Act of 2002, has increased regulatory and compliance costs as well as the scope and cost of work provided to us by our independent registered public accountants and legal advisors. The Company became subject to Section 404 reporting as of December 31, 2007. As implementation guidelines continue to evolve, we expect to continue to incur costs, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in Item 1 of this Report were those related to intangible assets, goodwill, investments, deferred tax assets, liabilities, and contingencies surrounding litigation. These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation. Actual results could differ from these estimates.

The critical accounting policies used in the preparation of our unaudited condensed consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, and there were no material changes to these policies during the first quarter of 2008. To aid in the understanding of our financial reporting, a summary of these policies is provided in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Report.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At March 31, 2008 the Company had stockholders’ equity of $877, as compared to a stockholders’ deficit of $941 at December 31, 2007. Working capital at March 31, 2008 was $171, as compared to a working capital deficit of $1,653 at December 31, 2007. The primary reason for the improvement of the Company’s financial position is the revenue from the settlement and license agreements that the Company entered into in February 2008. The Company’s cash and cash equivalents increased by $404, from $67 at December 31, 2007 to $471 at March 31, 2008.

In the first quarter of 2008, the Company realized revenues from continuing operations for the first time since 2004. However, the Company must continue to realize value from its intellectual property through ongoing licensing and royalty revenue, as discussed in Note 1 of the unaudited condensed consolidated financial statements, in order to continue as a going concern. Absent an ongoing revenue stream, there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have the ability to obtain additional financing from third parties in order to pursue expansion through acquisition.

At March 31, 2008 the Company had no related party debt owing to its 93% common stockholder, Counsel, as compared to $2,335 owing at December 31, 2007. Unpaid interest on outstanding related party debt balances is capitalized at the end of each quarter and added to the principal amount. Should Counsel make further advances under the existing loan agreements, repayment will be due on the loans’ maturity date of December 31, 2008. Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2008.

Working Capital

Cash and cash equivalents were $471 at March 31, 2008 as compared to $67 at December 31, 2007, an increase of $404.

Our working capital at March 31, 2008 was $171 as compared to a working capital deficit of $1,653 at December 31, 2007. In addition to the increase in cash and cash equivalents, and the repayment of the debt owing to Counsel, the Company’s other current assets increased by $238. $175 of this increase was due to the Company’s prepayment of D&O insurance coverage up to May 2009, and $67 to an increase in non-trade accounts receivable. These increases in current assets were partially offset by a decrease of $921 in the Company’s deferred tax asset. Additionally, there was a $232 increase in accounts payable and accrued liabilities, from $402 at December 31, 2007 to $634 at March 31, 2008. The Company’s ability to maintain positive working capital and achieve long-term viability is dependent upon success in the pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives. At this time, Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2008.

Cash flows from operating activities

Cash provided by operating activities during the three months ended March 31, 2008 was $2,739, as compared to cash used of $347 (excluding discontinued operations) during the same period in 2007. For the first quarter of 2008 the Company had net income from continuing operations of $1,795, as compared to a net loss of $625 for the first quarter of 2007, an increase of $2,420. The difference was primarily due to the fact that in February 2008 the Company entered into settlement and license agreements related to its patent licensing litigation and realized net patent licensing proceeds of $3,041.

The most significant change in non-cash items during the three months ended March 31, 2008, as compared to the same period in 2007, was the reduction in debt-related costs, from $268 to $0. In 2007, the Company’s non-cash cost of prepaying debt to its third-party lender was $224, and it also recorded interest and debt amortization costs of $8. There were no similar costs in 2008. As well, in 2007 the Company capitalized $36 in interest on its debt owing to Counsel; as the debt was repaid in 2008 there were no similar items in 2008. The use of cash related to other assets was $238 in the first quarter of 2008 as compared to cash provided of $2 in the first quarter of 2007; this was largely due to the Company’s 2008 $175 prepayment of directors and officers insurance, and an increase of $67 in non-trade accounts receivable. Accounts payable increased by $232 primarily due to costs associated with the Company’s patent licensing revenue.

Cash flows from investing activities

No net cash was provided by or used in investing activities during the three months ended March 31, 2008 or 2007.

Cash flows from financing activities

Financing activities used net cash of $2,335 during the three months ended March 31, 2008, as compared to providing $349 for the same period in 2007. The sole financing activity in 2008 was the repayment of the debt owing to Counsel at December 31, 2007. During the first three months of 2007, Counsel advanced $1,811. These advances were largely used to fund the repayment in full of the $1,462 third party Note that was outstanding at December 31, 2006.

Management’s Discussion of Results of Operations

Three-Month Period Ended March 31, 2008 Compared to Three-Month Period Ended March 31, 2007

Patent licensing revenue is derived from licensing our intellectual property. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications. Our patented technology enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. The Company has engaged, and intends to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from the target market for its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006 C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleges that these companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs. In April 2007, a trial date of August 4, 2008 was set for the lawsuit. In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. In February 2008, the Company settled the complaints against AT&T and Verizon by entering into settlement and license agreements, as described above.

We expect to generate licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights. In connection with the 2003 acquisition of U.S. Patent No. 6,243,373, the Company agreed to remit, to the former owner of the patent, 35% of the net proceeds from future revenue derived from the licensing of the VoIP Patent Portfolio. Net proceeds are defined as amounts collected from third parties net of the direct costs associated with the maintenance, licensing and enforcement of the VoIP Patent Portfolio.

Patent licensing revenues were $6,225 during the three months ended March 31, 2008 and $0 during the same period in 2007. These revenues, as noted above, were from settlement and license agreements entered into with AT&T and Verizon.

Patent licensing expense was $3,184 during the three months ended March 31, 2008 and $0 during the same period in 2007. This expense includes four components: disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Selling, general, administrative and other expense was $276 during the three months ended March 31, 2008 as compared to $279 for the three months ended March 31, 2007. The significant items included:

•
Compensation expense was $58 in the first quarter of 2007, compared to $78 in the first quarter of 2006. The quarterly salary earned by the CEO of C2 remained unchanged at $35; however, stock-based compensation expense decreased by $20, from $43 in 2007 to $23 in 2008.

•	Legal expense was $11 in the first quarter of 2008, compared to $21 in the first quarter of 2007.

•	Accounting and tax consulting expenses were $30 in the first quarter of 2008, compared to $38 in the first quarter of 2007.

•
Directors’ fees were $32 in the first quarter of 2008, an increase of $4 from $28 in the first quarter of 2007. The increase reflects the addition of a Class III director, David Turock, in January 2008.

•
Management fees charged by our controlling stockholder, Counsel, were $90 in the first quarter of 2008 as compared to $56 in the first quarter of 2007. The increase reflects the additional use of Counsel resources in connection with the patent licensing litigation and the Company’s investments in Internet-based e-commerce businesses.

•	Directors and officers insurance expense was $37 in the first quarter of both 2008 and 2007.

Depreciation and amortization - This expense was $5 in the first quarter of both 2008 and 2007, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
Related party interest expense was $43 in the first quarter of 2008, as compared to $36 in the first quarter of 2007. The increase of $7 is primarily due to an increase in the average balance owing to Counsel during the quarter. The loan to Counsel was repaid in March 2008.

•
Third party interest expense was $0 during the first quarter of 2008, as compared to $12 during the first quarter of 2007. All of the interest expense in 2007 related to the debt held by the Company’s third party lender. The loan was prepaid in full effective January 10, 2007.

•
In the first quarter of 2008, the Company had other expense of $1, as compared to other expense of $293 during the first quarter of 2007. The expense in 2008 is the Company’s share of the first quarter operating loss of LIMOS.com, an investment in which it is deemed to have significant influence and thus accounts for using the equity method. The $293 other expense in 2007 is the loss incurred by the Company related to its prepayment of the debt owed to the third party lender, as noted above.

Discontinued operations - In the first quarter of 2008, the Company had no income or loss from discontinued operations, as compared to a loss of $2 (net of tax of $0) incurred in the first quarter of 2007. The 2007 loss consisted of telecommunications-related taxes and regulatory fees.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash and cash equivalents are deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term, which had a zero balance at March 31, 2008.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2008. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4T. Controls and Procedures.

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

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 11 of the unaudited condensed consolidated financial statements, which are included in Part I of this Report, and hereby incorporated by reference into this Part II, for a discussion of the Company’s legal proceedings.

Item 1A.  Risk Factors

There have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 11, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. - Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
10.1	Settlement and License Agreement dated as of February 18, 2008.

10.2	Settlement and License Agreement dated as of February 27, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

	By:	/s/ Allan C. Silber
Date: May 6, 2008		Allan C. Silber Chairman of the Board and Chief Executive Officer

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary