Form 10-Q
period 2008-06-30
C2 Global Technologies Inc
filed 2008-08-05
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 22,745,410 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands of dollars, except share and per share amounts)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$797	$67
Deferred income tax asset (Note 9)	70	1,000
Other current assets	146	17
Total current assets	1,013	1,084
Other assets:
Intangible assets, net (Note 5)	10	20
Goodwill (Note 5)	173	173
Investments (Note 6)	646	519
Total assets	$1,842	$1,796

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$636	$402
Notes payable to a related party (Note 7)	—	2,335
Total liabilities	636	2,737

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Preferred stock, $10.00 par value, convertible, non-redeemable, authorized 10,000,000 shares, issued and outstanding 597 shares at June 30, 2008 and 607 shares at December 31, 2007; liquidation preference of $597 at June 30, 2008 and $607 at December 31, 2007	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 22,745,410 shares at June 30, 2008 and 23,095,010 shares at December 31, 2007	227	231
Additional paid-in capital	274,723	274,672
Accumulated deficit	(273,750)	(275,850)

Total stockholders’ equity (deficit)	1,206	(941)

Total liabilities and stockholders’ equity (deficit)	$1,842	$1,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

		Three Months Ended June 30,				Six Months Ended June 30,
(In thousands of dollars, except per share amounts)		2008		2007		2008		2007

Revenue:
Patent licensing		$1,900		$—		$8,125		$—

Operating costs and expenses:
Patent licensing		1,308		—		4,492		—
Selling, general and administrative		280		314		556		593
Depreciation and amortization		5		5		10		10

Total operating costs and expenses		1,593		319		5,058		603

Operating income (loss)		307		(319)		3,067		(603)

Other income (expense):
Earnings of equity accounted investments (Note 6)		8		—		7		—
Other income (expense)		5		1		5		(292)
Interest expense - third party		—		—		—		(12)
Interest expense - related party (Note 7)		—		(47)		(43)		(83)

Total other income (expense)		13		(46)		(31)		(387)

Income (loss) from continuing operations before income taxes		320		(365)		3,036		(990)
Income tax expense (Note 9)		9		—		930		—
Income (loss) from continuing operations		311		(365)		2,106		(990)
Loss from discontinued operations (net of $0 tax)		(6)		(18)		(6)		(20)
Net income (loss)		$305		$(383)		$2,100		$(1,010)

Weighted average common shares outstanding		23,045		23,095		23,070		23,094
Weighted average preferred shares outstanding		1		1		1		1

Net income (loss) per share - basic and diluted: (Note 2)

Income (loss) from continuing operations
Common shares		$0.01		$(0.01)		$0.09		$(0.04)
Preferred shares		$0.54	$	N/A		$3.65	$	N/A

Loss from discontinued operations
Common shares		$—		$—		$—		$—
Preferred shares	$	N/A	$	N/A	$	N/A	$	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended June 30, 2008
(in thousands of dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Equity(Deficit)	Total

Balance at December 31, 2006	611	$6	23,084,850	$231	$274,499	$(275,205)	$(469)
Conversion of Class N preferred stock	(4)	—	160	—	—	—	—
Conversion of third party debt	—	—	10,000	—	7	—	7
Stock-based compensation	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	(645)	(645)
Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$(941)
Conversion of Class N preferred stock	(10)	—	400	—	—	—	—
Cancellation of common stock	—	—	(350,000)	(4)	4	—	—
Stock-based compensation	—	—	—	—	47	—	47
Net income	—	—	—	—	—	2,100	2,100
Balance at June 30, 2008	597	$6	22,745,410	$227	$274,723	$(273,750)	$1,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss) from continuing operations	$2,106	$(990)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10	10
Equity interests in significantly influenced companies	(7)	—
Amortization of discount and debt issuance costs on convertible note payable	—	8
Accrued interest added to notes payable to a related party	—	83
Non-cash cost of prepayment of third party debt	—	224
Stock-based compensation expense	47	86

Changes in operating assets and liabilities:
Decrease (increase) in other assets	(129)	4
Decrease in deferred income tax asset	930	—
Increase (decrease) in accounts payable and accrued liabilities	234	(2)
Net cash provided by (used in) operating activities by continuing operations	3,191	(577)
Net cash used in operating activities by discontinued operations	(6)	(20)
Net cash provided by (used in) operating activities	3,185	(597)

Cash flows from investing activities:
Purchase of portfolio investments	(125)	—
Cash distributions from portfolio investments	5	—
Net cash used in investing activities of continuing and discontinued operations	(120)	—

Cash flows from financing activities:
Increase in notes payable to a related party	—	2,059
Repayment of notes payable to a related party	(2,335)	—
Repayment of convertible note payable	—	(1,462)
Net cash provided by (used in) financing activities	(2,335)	597
Increase in cash and cash equivalents	730	—
Cash and cash equivalents at beginning of period	67	3
Cash and cash equivalents at end of period	$797	$3

Supplemental cash flow information:
Taxes paid	—	6
Interest paid	43	21

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of C2 Global Technologies Inc. and its wholly-owned subsidiaries, including C2 Communications Technologies Inc. and C2 Investments Inc. These entities, on a combined basis, are referred to as “C2”, the “Company”, “we” or “our” in these unaudited condensed consolidated financial statements. Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

During the first half of 2008, the Company entered into settlement and license agreements with three telecommunications carriers with respect to its intellectual property. In February 2008 the Company entered into agreements with AT&T, Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”), and in May 2008 the Company entered into an agreement with Sprint Communications Co. L.P. (“Sprint”). Under the terms of the settlement and license agreements, C2 granted each of AT&T, Verizon and Sprint a non-exclusive, perpetual, worldwide, fully paid up, royalty free license under any of C2’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. and LIMOS.com LLC. In the fourth quarter of 2007 it acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC. In April 2008, the Company made an additional investment of $124 in Buddy Media, Inc., and an additional investment of $1 in the Internet Fund GP. These investments are discussed in more detail in Note 6.

Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2007 condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The June 30, 2008 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of those to be expected for the entire year ending December 31, 2008.

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

At June 30, 2008 and 2007, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS is not presented in these condensed consolidated unaudited financial statements.

Potential common shares are as follows:

	June 30,
	2008	2007

Assumed conversion of Class N preferred stock	23,880	24,440
Assumed exercise of options and warrant to purchase shares of common stock	2,014,499	2,106,159
	2,038,379	2,130,599

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

Significant estimates include revenue recognition, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of goodwill and intangibles, valuation of deferred tax assets, liabilities, stock-based compensation, and contingencies surrounding litigation. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

Stock-Based Compensation

The Company calculates stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as revised December 2004 (“SFAS No. 123(R)”), which it was required to adopt in the first quarter of 2006. SFAS No. 123(R) requires that all equity awards, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g. Black-Scholes or Binomial) to determine compensation expense. See Note 4 for further discussion of the Company’s stock-based compensation.

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

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying value at June 30, 2008 and December 31, 2007 for the Company’s financial instruments, which include cash, accounts payable and accrued liabilities, and related party debt, approximates fair value.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141(R) replaces SFAS No. 141 and SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. Together, SFAS No. 141(R) and SFAS No. 160 substantially increase the use of fair value and make significant changes to the way companies account for business combinations and noncontrolling interests. Some of the more significant requirements are that they will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, acquisition-related costs to be expensed, and noncontrolling interests in subsidiaries to be initially measured at fair value and classified as a separate component of equity. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. They are to be applied prospectively, with one exception relating to income taxes. The Company is currently evaluating the impact that SFAS No. 141(R) and SFAS No. 160 will have on its financial statements when adopted.

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

In April 2008, the FASB issued FASB Staff Position No. FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the list of factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, both those acquired individually or as part of a group of other assets, and those acquired in business combinations or asset acquisitions. The FSP also expands the disclosure requirements of SFAS No. 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Although the guidance regarding an intangible asset’s useful life is to be applied prospectively only to intangible assets acquired after FSP FAS 142-3’s effective date, the disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently evaluating the impact that FSP FAS 142-3 will have on its financial statements when adopted.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by providing a consistent framework for determining the accounting principles to be used in the preparation of financial statements in conformity with GAAP. Currently, GAAP hierarchy is outlined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”, which is directed to auditors rather than to the entities responsible for the preparation of financial statements. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB does not believe that SFAS No. 162 will result in a change to current practice, but has provided transition provisions. The Company does not believe that the adoption of SFAS No. 162 will have any effect on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. It does not change the accounting for traditional types of convertible debt securities that do not have a cash settlement feature, and does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008. It should be applied retrospectively to all past periods presented, even if the convertible debt security has matured, been converted or otherwise extinguished as of the FSP’s effective date. The Company is currently evaluating the impact that FSP APB 14-1 will have on its financial statements when adopted.

On June 25, 2008, the FASB ratified Emerging Issues Task Force Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). The Task Force reached a consensus on how an entity should evaluate whether an instrument (or an embedded feature) is indexed to its own stock, how the currency in which the instrument is denominated affects the determination of whether the instrument is indexed to a company’s own stock, and how an issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for fiscal years and interim periods beginning after December 31, 2008, and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact that EITF 07-5 will have on its financial statements when adopted.

Note 3 - Liquidity and Capital Resources

At June 30, 2008 the Company had stockholders’ equity of $1,206, as compared to a stockholders’ deficit of $941 at December 31, 2007. Working capital at June 30, 2008 was $377, as compared to a working capital deficit of $1,653 at December 31, 2007. The primary reason for the improvement of the Company’s financial position is the revenue from the settlement and license agreements that the Company entered into in February and May 2008. The Company’s cash and cash equivalents increased by $730, from $67 at December 31, 2007 to $797 at June 30, 2008.

In the first and second quarters of 2008, the Company realized revenues from continuing operations for the first time since 2004. However, the Company must continue to realize value from its intellectual property through ongoing licensing and royalty revenue, as discussed in Note 1, in order to continue as a going concern. Absent an ongoing revenue stream, there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have the ability to obtain additional financing from third parties in order to pursue expansion through acquisition.

At June 30, 2008 the Company had no related party debt owing to its 91% common stockholder, Counsel, as compared to $2,335 owing at December 31, 2007. Should Counsel make further advances under the existing loan agreements, repayment will be due on the loans’ maturity date of December 31, 2008. Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2008.

Note 4 - Stock-Based Compensation

At June 30, 2008, the Company had five stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K.

The Company’s stock-based compensation expense for the three and six months ended June 30, 2008, respectively, is $24 and $47, as compared to $44 and $86 for the same periods in 2007. The fair value compensation costs of unvested stock options in the first six months of 2008 and 2007 were determined using historical Black-Scholes input information at grant dates between 2004 and 2008. These inputs included expected volatility between 79% and 81%, risk-free interest rates between 1.80% and 5.07%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of June 30, 2008, the total unrecognized stock-based compensation expense related to unvested stock options was $152, which is expected to be recognized over a weighted average period of approximately 14 months.

The tables below present information regarding all stock options outstanding at June 30, 2008 and 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	975,749	$9.88
Granted	40,000	$0.90
Expired	(1,250)	$78.00
Outstanding at June 30, 2008	1,014,499	$9.44

Options exercisable at June 30, 2008	571,999	$16.10

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,096,326	$19.52
Granted	30,000	$0.70
Expired	(20,167)	$78.00
Outstanding at June 30, 2007	1,106,159	$17.91

Options exercisable at June 30, 2007	495,346	$38.40

No options were forfeited or exercised during the six months ending June 30, 2008 or 2007.

The aggregate intrinsic value of options outstanding at June 30, 2008 was $0, based on the Company’s closing stock price of $0.47 as of the last business day of the period ended June 30, 2008. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At June 30, 2008, all of the outstanding options had exercise prices greater than $0.47.

The tables below present information regarding unvested stock options outstanding at June 30, 2008 and 2007:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	425,813	$0.51
Granted	40,000	$0.56
Vested	(23,313)	$0.42
Forfeited	—	—
Unvested at June 30, 2008	442,500	$0.52

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	596,625	$0.63
Granted	30,000	$0.46
Vested	(15,812)	$0.40
Forfeited	—	—
Unvested at June 30, 2007	610,813	$0.63

The total fair value of shares vesting during the six months ending June 30, 2008 was $10, as compared to $1 for the same period in 2007.

Note 5 - Composition of Certain Financial Statements Captions

     Intangible assets consisted of the following:

	June 30, 2008
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(90)	$10

	December 31, 2007
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(80)	$20

     The Company’s patent rights were acquired in December 2003 and are associated with the VoIP Patent. Aggregate amortization expense of intangibles was $5 for each of the three month periods ended June 30, 2008 and 2007, and $10 for each of the six month periods ended June 30, 2008 and 2007. The Company expects that the patent rights will be fully amortized during 2008.

     The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

     Accounts payable and accrued liabilities consisted of the following:

	June 30, 2008	December 31, 2007
Regulatory and legal fees	$52	$69
Accounting, auditing and tax consulting	72	107
Patent licensing costs	348	—
Sales and other taxes	62	62
Remuneration and benefits	54	114
Other	48	50

Total accounts payable and accrued liabilities	$636	$402

Note 6 - Investments

The Company’s investments as at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007

Buddy Media, Inc.	$224	$100
LIMOS.com LLC	403	399
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	19	20

Total investments	$646	$519

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

On April 15, 2008, the Company acquired 140,636 shares of convertible Series B Preferred Stock of Buddy Media for a total purchase price of $124. The Series B preferred shares are senior to the Series A preferred shares described above, but otherwise have terms and conditions substantially equivalent to those of the Series A preferred shares. Following the purchase, the Company’s investment remains less than 5% of Buddy Media on an as-converted basis.

The Company’s ownership interest in Buddy Media does not allow it to exercise significant influence over Buddy Media’s operations, and the Company intends to hold the investment for an indefinite period of time. The investment is therefore accounted for under the cost method. At each balance sheet date, the Company estimates the fair value of the securities using the best available information as of the evaluation date. Because Buddy Media’s shares are not traded on an open market, their valuation must be based primarily on investee-specific information. The Company will record an other than temporary impairment of the investment in the event the Company concludes that such impairment has occurred. Based on the Company’s analysis, at June 30, 2008 there has been no impairment in the fair value of its investment in Buddy Media.

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

At the date of the Company’s investment in LIMOS.com, its ownership interest did not allow it to exercise significant influence over LIMOS.com’s operations, and the investment was accounted for under the cost method. Subsequently, in November 2007, the Company’s parent, Counsel, increased its ownership of an affiliated entity (the “Affiliate”) from 50% to 100%. The Affiliate has voting control of 50% of LIMOS.com, including the 15.69% owned by the Company. In addition, the Affiliate earns a 2% management fee, based on the invested capital of LIMOS.com, in return for managing the operations of LIMOS.com, and holds two of the four seats on LIMOS.com’s Board of Directors. The Company’s Chief Executive Officer, who is also Counsel’s Chief Executive Officer, is a director of the Affiliate. As a result of Counsel’s acquisition of the Affiliate, the Company’s ability to exercise significant influence over LIMOS.com is deemed to have increased, and therefore the Company currently accounts for its investment in LIMOS.com under the equity method. Consequently, the Company recorded a loss of $1 from its investment for the period September 21, 2007 to December 31, 2007, a loss of $1 for the first quarter of 2008, and income of $5 for the second quarter of 2008.

On July 8, 2008, the Affiliate, at the time having voting control of 50% of LIMOS.com, invoked the “shotgun” provision of the LIMOS.com operating agreement. Under the terms of this provision, the Affiliate has offered to purchase 49% of the interest in LIMOS.com from the non-related group that holds the interest (the “Investor Group”), or to sell to the Investor Group the 49% interest controlled by the Affiliate. The transaction will be priced at approximately twice the Investor Group’s original investment amount. The Investor Group must respond to the Affiliate’s offer within 60 days.

At the date of these unaudited condensed consolidated financial statements, the Company has not made any adjustments to the carrying value of its investment in LIMOS.com to account for the possible outcome of the above offer by the Affiliate.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC

The Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), effective December 7, 2007, for a total purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP was formed to acquire the general partner interests in 2007 Fund 1 LLP (the “Fund”, subsequently renamed Knight’s Bridge Capital Partners Internet Fund No. 1 LP). At June 30, 2008, the Fund held investments in several Internet-based e-commerce businesses. As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital. Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments.

The Company’s one-third ownership of Knight’s Bridge GP allows the Company to exercise significant influence, and therefore the Company accounts for its investment under the equity method. The Company recorded income of $7 as its share of Knight’s Bridge GP’s carried interest when the Fund sold one of its investments in December 2007. Following the Fund’s sale of this investment, the Company received a cash distribution of $7 from Knight’s Bridge GP, which was recorded as a reduction of the Company’s investment. During the first six months of 2008, the Company invested an additional $1 in Knight’s Bridge GP, recorded $3 as its share of Knight’s Bridge GP’s earnings, and received a cash distribution of $5.

Note 7 - Debt

At June 30, 2008 the Company had no outstanding debt other than the accounts payable and accrued liabilities detailed in Note 5. At December 31, 2007, the Company was indebted to Counsel in the aggregate amount of $2,335, consisting of $2,151 principal and $184 accumulated interest. This debt was repaid in full in March 2008 following the Company’s receipt of proceeds from the settlement agreements with AT&T and Verizon that are discussed in Note 1.

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

The Company’s cost to prepay the Note was $293, calculated as follows:

Amount paid to third party lender	$1,388
Balance of Note owing at January 10, 2007, net of $8.8 converted to common shares	(1,315)
Accrued interest owing for period January 1 - 10, 2007	(4)
Net premium paid	69
Premium related to excess of $0.88 conversion price over $0.70 market price: 10,000 shares x $0.18	(2)
Write-off of unamortized discount and financing costs	226
Cost to prepay Note	$293

The cost of $293 was approximately equal to the total of the interest expense and discount amortization that the Company would have incurred by holding the debt to its contractual maturity of October 14, 2007.

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

At the time it was issued in October 2004, the Warrant was classified as a liability in the consolidated financial statements, as it was linked to a registration payment arrangement and thus met the conditions for this classification under the GAAP in effect at that date. The details of the registration payment arrangement were previously disclosed in the Company’s Report on Form 8-K, filed with the SEC on October 20, 2004. In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). According to FSP EITF 00-19-2, financial instrument(s) such as the Warrant should be recorded in the financial statements using appropriate GAAP without regard to the contingent obligation to transfer consideration pursuant to a related registration payment arrangement, and any contingent obligations under the registration payment arrangement should be separately recognized and measured in accordance with GAAP relating to liabilities. Adoption of FSP EITF 00-19-2 is permitted for interim or annual periods for which financial statements or interim reports have not been issued. Retrospective application is not permitted. The Company evaluated the requirements of FSP EITF 00-19-2, determined that it is applicable to the Warrant, and chose to adopt FSP EITF 00-19-2 effective October 1, 2006, the beginning of the Company’s 2006 fourth quarter. The impact of adopting FSP EITF 00-19-2 on the Company’s financial position was as follows: long-term liabilities were reduced by $203, the fair value of the Warrant at October 1, 2006, and stockholders’ equity was increased by $430, the fair value of the Warrant when issued at October 14, 2004. The difference between these two amounts, $227, was recorded as a charge to opening retained earnings. At the date of adoption of FSP EITF 00-19-2, and at June 30, 2008 and December 31, 2007, the Company’s assessment was that payments relating to the registration payment arrangement were not probable, and therefore the Company has not recorded any liability in connection with such a payment.

Note 8 - Patent Participation Fee

In the fourth quarter of 2003, C2 acquired Patent No. 6,243,373 from a third party. The consideration paid was $100 plus a 35% participation fee payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio. Net proceeds are defined as amounts collected from third parties net of the direct costs associated with the maintenance, licensing and enforcement of the VoIP Patent Portfolio. Prior to the first quarter of 2008, no payments were required, as the relevant costs incurred exceeded licensing revenues. As a result of settlement and license agreements entered into during the first half of 2008, the Company incurred a patent participation fee expense of $349 in the first quarter and $321 in the second quarter.

Note 9 - Income Taxes

In the second quarter of 2008, the Company recognized a deferred income tax expense of $9, increasing the aggregate deferred tax expense recorded year-to-date to $930. The income tax expense in the current year relates to the utilization, against year-to-date estimated 2008 taxable income, of substantially all of the available tax losses previously recognized as a deferred tax asset as at December 31, 2007. The remaining $70 net deferred income tax asset balance at June 30, 2008 reflects the tax benefit of available tax losses considered “more likely than not” to be utilized during the remainder of 2008. The Company recorded no income tax benefit from its losses in the six months ended June 30, 2007 due to uncertainty regarding the future realization of the related deferred tax asset.

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

The Company has a history of generating tax losses arising from 1991 to the present. All loss taxation years remain open for audit pending their application against income in a subsequent taxation year. In general, the statute of limitations expires 3 years from the date that a Company files a tax return applying prior year tax loss carryforwards against income in the later year. In 2006, the Company applied historic tax loss carryforwards against debt forgiveness income. The Company’s estimated remaining federal tax loss carryforwards at the end of June 2008 were comprised of approximately $53,000 of unrestricted net operating tax losses, $33,000 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,000 of unrestricted capital losses.

The Company historically has been subject to state income tax in multiple jurisdictions. While the Company had net operating loss carryforwards for state income tax purposes in certain states where it previously conducted business, its available state tax loss carryforwards may differ substantially by jurisdiction and, in general, are subject to the same or similar restrictions as to expiry and usage described above. In addition, in certain states the Company’s state tax loss carryforwards that were attributable to the business of WXC Corp. ceased to be available to the Company following the sale of the shares of this company in 2006. It is entirely possible that in the future the Company may not have tax loss carryforwards available to shield income earned for state tax purposes, and which is attributable to a particular state, from being subject to tax in that particular state.

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

Note 10 - Related Party Transactions

During the first quarter of 2008, the Company repaid the $2,335 owing to Counsel at December 31, 2007, as well as $43 in interest accrued during the quarter. No interest expense was incurred for the second quarter of 2008. Should Counsel make additional advances under the terms of the existing loan agreements between the Company and Counsel, these advances will accrue interest at 10%, compounded quarterly, and will be due on December 31, 2008. Additionally, any outstanding loan balance will be subject to an accelerated maturity in certain circumstances. For further discussion of the loan transactions with Counsel, see Note 3 and Note 7.

The Chief Executive Officer (“CEO”) of C2 is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of 100% of the base salary. No bonus was paid for the year ended December 31, 2007.

In December 2004, C2 entered into a management services agreement (the “Agreement”) with Counsel. Under the terms of the Agreement, C2 agreed to make payment to Counsel for the past and future services to be provided by certain Counsel personnel to C2 for each of 2004 and 2005. In March 2006 C2 entered into a similar agreement with Counsel for services to be provided in 2006. The basis for such services charged was an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2. For the years ended December 31, 2004, 2005 and 2006, the cost of such services was $280, $450 and $225, respectively. The fees for 2004, 2005 and 2006 were forgiven on December 30, 2006 as part of Counsel’s forgiveness of its outstanding debt from C2. In May 2007, the Company and Counsel entered into a similar agreement for services provided during 2007, and the cost for 2007 was $225. In the first quarter of 2008, the Company and Counsel reached an agreement that Counsel will continue to provide these services in 2008 on the same cost basis. For the first half of 2008, the costs were estimated to be $180.

Note 11 - Commitments and Contingencies

Legal Proceedings

In April 2004, certain shareholders of C2 filed derivative and securities lawsuits in the Superior Court of the State of California against Counsel, C2 and several affiliated companies, as well as four present and former officers and directors of C2. Counsel and C2 believe that the claims are and were without merit, and have defended the actions accordingly.

Effective June 18, 2008, in order to settle the litigation, and without any admission of liability by either C2 or the other defendants, the parties agreed to the following terms: (i) Counsel and/or certain of its affiliates, other than C2, would pay a total of $520 to the named plaintiffs; (ii) Counsel and/or a subsidiary other than C2 would give the plaintiffs approximately 370,000 common shares of C2, being five common shares of C2 for every share of C2 owned by the plaintiffs when the litigation commenced; (iii) plaintiffs who were also dissenting shareholders in an appraisal action filed by C2 in Florida in June 2004 would withdraw their dissent and C2 would return the shares that they tendered; (iv) Counsel and/or an affiliate would transfer 350,000 common shares to C2 for cancellation to settle the derivative claims of the litigation. The terms of the settlement of the derivative claims were endorsed by the California court on May 23, 2008.

As a result of the transfer of common shares to the plaintiffs and the cancellation of the shares transferred to C2, Counsel’s percentage ownership in C2 decreased from approximately 92.5% to approximately 90.8%.

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 - 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment. In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through advances to C2. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described above. On March 7, 2005, the dissenting shareholders appealed the decision of the District Court judge to the Fourth District Court of Appeals for the State of Florida, which denied the appeal on June 21, 2005. As a result of the settlement of the derivative and securities lawsuits in California, described above, the stay of the Florida declaratory judgment action is expected to be lifted shortly. When the declaratory judgment action resumes with respect to the remaining dissenting stockholders, who exercised their appraisal rights with respect to approximately 27,500 shares, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas on June 15, 2006. The complaint alleges that these companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs. There is no assurance that the Company will be successful in this litigation. A trial date of September 2, 2008 has been set for the lawsuit. In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. In February 2008, the Company settled the complaints against AT&T and Verizon by entering into settlement and license agreements, and in May 2008 the Company settled the complaint against Sprint Nextel Corporation by entering into a similar agreement, as discussed in Note 1.

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

The Company plans to obtain licensing and royalty revenue from the target market for its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”), Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation (“Sprint”), Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleges that these companies’ VoIP services and systems infringe C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”). The complaint seeks an injunction, monetary damages, and costs. A trial date of September 2, 2008 has been set for the lawsuit.

In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. In February 2008, the Company entered into settlement and license agreements with AT&T and Verizon, and in May 2008 the Company entered into a settlement and license agreement with Sprint. Under the terms of the settlement and license agreements, C2 granted each of AT&T, Verizon and Sprint a non-exclusive, perpetual, worldwide, fully paid up, royalty free license under any of C2’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

On June 13 2008, the United States federal court (the “Court”) issued a claim construction (“Markman”) ruling in the patent litigation described above. The Court rejected the claim constructions of the defendants on each of the nine disputed claim terms, while construing six of them in the manner originally proposed by the Company. For the other three claim terms, the Court adopted a construction that had not been proposed by either side.

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

In April 2004, certain shareholders of C2 filed derivative and securities lawsuits in the Superior Court of the State of California against Counsel, C2 and several affiliated companies, as well as four present and former officers and directors of C2. Counsel and C2 believe that the claims are and were without merit, and have defended the actions accordingly. Effective June 18, 2008, in order to settle the litigation, and without any admission of liability by either C2 or the other defendants, the parties agreed to the following terms: (i) Counsel and/or certain of its affiliates, other than C2, would pay a total of $520 to the named plaintiffs; (ii) Counsel and/or a subsidiary other than C2 would give the plaintiffs approximately 370,000 common shares of C2, being five common shares of C2 for every share of C2 owned by the plaintiffs when the litigation commenced; (iii) plaintiffs who were also dissenting shareholders in an appraisal action filed by C2 in Florida in June 2004 would withdraw their dissent and C2 would return the shares that they tendered; (iv) Counsel and/or an affiliate would transfer 350,000 common shares to C2 for cancellation to settle the derivative claims of the litigation. The terms of the settlement of the derivative claims were endorsed by the California court on May 23, 2008. As a result of the transfer of common shares to the plaintiffs and the cancellation of the shares transferred to C2, Counsel’s percentage ownership in C2 decreased from approximately 92.5% to approximately 90.8%.

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

Revenue and contributions from operations related to our intellectual property, up to December 31, 2004, were based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005, rather than on the receipt of licensing fees and royalties. Revenue in the first half of 2008 was the result of entering into the settlement and license agreements with AT&T, Verizon and Sprint, as described above. We expect to generate ongoing licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights, as discussed above under “Overview and Recent Developments”.

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. and LIMOS.com LLC, and it continued its investment activities in the fourth quarter of 2007 with the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC. At June 30, 2008 the Company’s investment in these businesses totaled $646. The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.

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

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373	Issued: June 5, 2001 Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000 Expires: October 29, 2016

		People’s Republic of China No. ZL96199457.6	Issued: December 14, 2005 Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005 Expires: October 29, 2016

		Hong Kong No. HK1018372	Issued: August 11, 2006 Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007

	Internet Transmission System(“C2 Patent”)	U.S. No. 6,438,124	Issued: August 20, 2002 Expires: July 22, 2018

		People’s Republic of China No. ZL97192954.8	Issued: May 21, 2004 Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006 Expires: February 5, 2017

	Private IP Communication Network Architecture	U.S. No. 7,215,663	Issued: May 8, 2007 Expires: June 12, 2017

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

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

The critical accounting policies used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. To aid in the understanding of our financial reporting, a summary of these policies is provided in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Report.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At June 30, 2008 the Company had stockholders’ equity of $1,206, as compared to a stockholders’ deficit of $941 at December 31, 2007. Working capital at June 30, 2008 was $377, as compared to a working capital deficit of $1,653 at December 31, 2007. The primary reason for the improvement of the Company’s financial position is the revenue from the settlement and license agreements that the Company entered into in February and May 2008. The Company’s cash and cash equivalents increased by $730, from $67 at December 31, 2007 to $797 at June 30, 2008.

In the first and second quarters of 2008, the Company realized revenues from continuing operations for the first time since 2004. However, the Company must continue to realize value from its intellectual property through ongoing licensing and royalty revenue, as discussed in Note 1 of the unaudited condensed consolidated financial statements, in order to continue as a going concern. Absent an ongoing revenue stream, there is significant doubt about the Company’s ability to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have the ability to obtain additional financing from third parties in order to pursue expansion through acquisition.

At June 30, 2008 the Company had no related party debt owing to its 91% common stockholder, Counsel, as compared to $2,335 owing at December 31, 2007. Should Counsel make further advances under the existing loan agreements, repayment will be due on the loans’ maturity date of December 31, 2008. Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2008.

Working Capital

Cash and cash equivalents were $797 at June 30, 2008 as compared to $67 at December 31, 2007, an increase of $730.

Our working capital at June 30, 2008 was $377 as compared to a working capital deficit of $1,653 at December 31, 2007. In addition to the increase in cash and cash equivalents, and the repayment of the $2,335 debt owed to Counsel, the Company’s other current assets increased by $129 due to the Company’s prepayment of D&O insurance coverage up to May 2009. The increase in current assets was offset by a decrease of $930 in the Company’s deferred tax asset. Additionally, accounts payable and accrued liabilities increased by $234, from $402 at December 31, 2007 to $636 at June 30, 2008. The Company’s ability to maintain positive working capital and achieve long-term viability is dependent upon success in the pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives. At this time, Counsel has indicated that it will fund the Company’s minimal cash requirements until at least December 31, 2008.

Cash flows from operating activities

Cash provided by operating activities of continuing operations during the six months ended June 30, 2008 was $3,191, as compared to cash used of $577 during the same period in 2007. For the first six months of 2008 the Company had net income from continuing operations of $2,106, as compared to a net loss of $990 for the first six months of 2007, an increase of $3,096. The difference was primarily due to the fact that in February and May 2008 the Company entered into settlement and license agreements related to its patent licensing litigation and realized net patent licensing proceeds of $3,633.

The most significant change in non-cash items during the six months ended June 30, 2008, as compared to the same period in 2007, was the reduction in debt-related costs, from $315 to $0. In 2007, the Company’s non-cash cost of prepaying debt to its third-party lender was $224, and it also recorded interest and debt amortization costs of $8. There were no similar costs in 2008. As well, in 2007 the Company capitalized $83 in interest on its debt owing to Counsel; as the debt was repaid in 2008 there were no similar items in 2008. The use of cash related to other assets was $129 in the first six months of 2008 as compared to cash provided of $4 in the first six months of 2007; this was largely due to the Company’s 2008 prepayment of directors and officers liability insurance. Accounts payable increased by $234 primarily due to costs associated with the Company’s patent licensing revenue.

Cash flows from investing activities

During the second quarter of 2008, the Company increased its holdings in its existing portfolio investments by investing $124 in Buddy Media, Inc. and $1 in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC. It also received a cash distribution of $5 from the latter investment. No net cash was provided by or used in investing activities during the six months ended June 30, 2007.

Cash flows from financing activities

Financing activities used net cash of $2,335 during the six months ended June 30, 2008, as compared to providing $597 for the same period in 2007. The sole financing activity in 2008 was the repayment of the debt owing to Counsel at December 31, 2007. During the first six months of 2007, Counsel advanced $2,059. These advances were largely used to fund the repayment in full of the $1,462 third party Note that was outstanding at December 31, 2006.

Management’s Discussion of Results of Operations

Three-Month Period Ended June 30, 2008 Compared to Three-Month Period Ended June 30, 2007

Patent licensing revenue is derived from licensing our intellectual property. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications. Our patented technology enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. The Company has engaged, and intends to engage, in licensing agreements with third parties domestically and internationally. At present, no royalties are being paid to the Company. The Company plans to obtain licensing and royalty revenue from the target market for its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006 C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleges that these companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint seeks an injunction, monetary damages and costs. In April 2007, a trial date of September 2, 2008 was set for the lawsuit. In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. In February 2008, the Company settled the complaints against AT&T and Verizon by entering into settlement and license agreements, and in May 2008 settled the complaint against Sprint by entering into a similar agreement, as described above.

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

Patent licensing revenues were $1,900 during the three months ended June 30, 2008 and $0 during the same period in 2007. These revenues, as noted above, were from a settlement and license agreement entered into with Sprint.

Patent licensing expense was $1,308 during the three months ended June 30, 2008 and $0 during the same period in 2007. This expense includes four components: disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Selling, general, administrative and other expense was $280 during the three months ended June 30, 2008 as compared to $314 for the three months ended June 30, 2007. The significant items included:

•
Compensation expense was $59 in the second quarter of 2008, compared to $78 in the second quarter of 2007. The quarterly salary earned by the CEO of C2 remained unchanged at $34; however, stock-based compensation expense decreased by $20, from $44 in 2007 to $24 in 2008.

•	Legal expense was $24 in the second quarter of 2008, compared to $22 in the second quarter of 2007.

•	Accounting and tax consulting expenses were $27 in the second quarter of 2008, compared to $31 in the second quarter of 2007.

•	Directors’ fees were $32 in the second quarter of 2008, an increase of $6 from $26 in the second quarter of 2007. The increase reflects the addition of a Class III director in January 2008.

•
Management fees charged by our controlling stockholder, Counsel, were $90 in the second quarter of 2008 as compared to $56 in the second quarter of 2007. The increase reflects the additional use of Counsel resources in connection with the patent licensing litigation and the Company’s investments in Internet-based e-commerce businesses.

•	Directors and officers liability insurance expense was $37 in the second quarter of both 2008 and 2007.

•	In the second quarter of 2007, the Company incurred expenses of $60 with respect to filing fees for patents being issued in various European countries. There was no corresponding expense in 2008.

•	In the second quarter of 2007, the Company recorded a credit of $12 to tax expense due to a change in estimate. There were no similar items in 2008.

Depreciation and amortization - This expense was $5 in the second quarter of both 2008 and 2007, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
In the second quarter of 2008, the Company recorded $8 as earnings of equity accounted investments. This consists of $5 representing the Company’s share of the operating income of LIMOS.com, and $3 representing the Company’s share of the earnings of Knight’s Bridge GP.

•
In the second quarter of 2008, the Company had other income of $5, as compared to other income of $1 during the second quarter of 2007. In 2008 this consists of $3 interest income and $2 received as a reduction of prior years’ insurance premiums, and in 2007 it consists of interest income.

•
Related party interest expense was $0 in the second quarter of 2008, as compared to $47 in the second quarter of 2007. The loan to Counsel was repaid in March 2008 and therefore the Company incurred no interest expense subsequent to that date.

Discontinued operations - In the second quarter of 2008, the Company had a loss of $6 (net of tax of $0) from discontinued operations, as compared to a loss of $18 (net of tax of $0) incurred in the second quarter of 2007. The 2008 loss consisted of telecommunications-related regulatory fees. The 2007 loss primarily consisted of $14 of network expenses relating to liabilities that were retained when the Company sold its telecommunications operations in 2005, with the balance being telecommunications-related taxes and regulatory fees.

Six-Month Period Ended June 30, 2008 Compared to Six-Month Period Ended June 30, 2007

Patent licensing revenues were $8,125 during the six months ended June 30, 2008 and $0 during the same period in 2007. These revenues, as noted above, were from settlement and license agreements entered into with AT&T, Verizon and Sprint.

Patent licensing expense was $4,492 during the six months ended June 30, 2008 and $0 during the same period in 2007. This expense includes four components: disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

     Selling, general, administrative and other expense was $556 during the six months ended June 30, 2008 as compared to $593 for the six months ended June 30, 2007. The significant items included:

•
Compensation expense was $116 in the first half of 2008, compared to $155 in the first half of 2007. The salary earned by the CEO of C2 remained unchanged at $69; however, stock-based compensation expense decreased by $39, from $86 in 2007 to $47 in 2008.

•	Legal expenses in the first half of 2008 were $35, compared to $43 in the first half of 2007.

•	Accounting and tax consulting expenses were $57 in the first half of 2008, compared to $69 in the first half of 2007.

•
Fees paid to the members of our Board of Directors were $63 in the first half of 2008, as compared to $53 in the first half of 2007. The increase reflects the addition of a Class III director in January 2008.

•
Management fees charged by our controlling stockholder, Counsel, were $180 in the first half of 2008 as compared to $113 in the first half of 2007. The increase reflects the additional use of Counsel resources in connection with the patent licensing litigation and the Company’s investments in Internet-based e-commerce businesses.

•	Directors and officers liability insurance expense was $75 in the first half of both 2008 and 2007.

•	In the second quarter of 2007, the Company incurred expenses of $60 with respect to filing fees for patents being issued in various European countries. There was no corresponding expense in 2008.

•	In the second quarter of 2007, the Company recorded a credit of $12 to tax expense due to a change in estimate. There were no similar items in 2008.

Depreciation and amortization - This expense was $10 in the first half of both 2008 and 2007, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
In the first half of 2008, the Company recorded $7 as earnings of equity accounted investments. This consists of $4 representing the Company’s share of the operating inc.ome of LIMOS.com, and $3 representing the Company’s share of the earnings of Knight’s Bridge GP.

•
In the first half of 2008, the Company had other income of $5, as compared to other expense of $292 during the first half of 2007. In 2008 this consists of $3 interest income and $2 received as a reduction of prior years’ insurance premiums. The other expense in 2007 consists of the $293 cost incurred by the Company related to its repayment of the debt owed to the third party lender, as noted above, and interest income of $1.

•
There was no third party interest expense during the first half of 2008, as compared to $12 during the first half of 2007. All of the interest expense in 2007 related to the debt held by the Company’s third party lender. The loan was repaid in full effective January 10, 2007.

•
Related party interest expense was $43 in the first half of 2008, as compared to $83 in the first half of 2007. The loan to Counsel was repaid in March 2008 and therefore the Company incurred no interest expense subsequent to that date. At June 30, 2007, the balance of the related party debt was $2,148.

Discontinued operations - In the first half of 2008, the Company reported a loss of $6 (net of tax of $0) from discontinued operations, as compared to a loss of $20 (net of tax of $0) reported in the first half of 2007. The 2008 loss consisted of telecommunications-related regulatory fees. The 2007 loss primarily consisted of $14 of network expenses relating to liabilities that were retained when the Company sold its telecommunications operations in 2005, with the balance being telecommunications-related taxes and regulatory fees.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash and cash equivalents are deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term, which had a zero balance at June 30, 2008.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2008. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. - Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Settlement and License Agreement dated as of May 30, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: August 5, 2008	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and Chief Executive Officer

By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary