Form 10-Q
period 2008-09-30
C2 Global Technologies Inc
filed 2008-11-07
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 4, 2008, there were 22,745,410 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.
C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands of dollars, except share and per share amounts)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$5,523	$67
Deferred income tax asset (Note 9)	481	1,000
Other current assets	105	17
Total current assets	6,109	1,084
Other assets:
Intangible assets, net (Note 5)	5	20
Goodwill (Note 5)	173	173
Investments (Note 6)	635	519
Deferred income tax asset (Note 9)	525	—
Total assets	$7,447	$1,796

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$2,211	$402
Notes payable to a related party (Note 7)	—	2,335
Total liabilities	2,211	2,737

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Preferred stock, $10.00 par value, convertible, non-redeemable, authorized 10,000,000 shares, issued and outstanding 597 shares at September 30, 2008 and 607 shares at December 31, 2007; liquidation preference of $597 at September 30, 2008 and $607 at December 31, 2007	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 22,745,410 shares at September 30, 2008 and 23,095,010 shares at December 31, 2007	227	231
Additional paid-in capital	274,741	274,672
Accumulated deficit	(269,738)	(275,850)

Total stockholders’ equity (deficit)	5,236	(941)

Total liabilities and stockholders’ equity (deficit)	$7,447	$1,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except per share amounts)	2008		2007		2008		2007
Revenue:
Patent licensing		$9,500		$—		$17,625		$—

Operating costs and expenses:
Patent licensing		6,097		—		10,589		—
Selling, general and administrative		312		318		868		911
Depreciation and amortization		5		5		15		15
Total operating costs and expenses		6,414		323		11,472		926
Operating income (loss)		3,086		(323)		6,153		(926)

Other income (expense):

Other income (expense)		3		3		8		(289)
Interest expense – third party		—		—		—		(12)
Interest expense – related party (Note 7)		—		(52)		(43)		(135)
Total other income (expense)		3		(49)		(35)		(436)
Income (loss) from continuing operations before income taxes and earnings (loss) of equity accounted investments		3,089		(372)		6,118		(1,362)

Income tax expense (recovery) (Note 9)		(936)		—		(6)		—
Earnings (loss) of equity accounted investments (net of $0 tax) (Note 6)		(10)		—		(3)		—
Income (loss) from continuing operations		4,015		(372)		6,121		(1,362)
Income (loss) from discontinued operations (net of $0 tax)		(3)		(3)		(9)		(23)
Net income (loss)		$4,012		$(375)		$6,112		$(1,385)

Weighted average common shares outstanding		22,745		23,095		22,961		23,095
Weighted average preferred shares outstanding		1		1		1		1

Net income (loss) per share – basic and diluted: (Note 2)

Income (loss) from continuing operations
Common shares		$0.18		$(0.02)		$0.27		$(0.06)
Preferred shares		$7.05	$	N/A		$10.65	$	N/A

Income (loss) from discontinued operations
Common shares		$—		$—		$—		$—
Preferred shares	$	N/A	$	N/A	$	N/A	$	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended September 30, 2008

(in thousands of dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock		Additional paid-	Accumulated Equity
	Shares	Amount	Shares	Amount	in capital	(Deficit)	Total

Balance at December 31, 2006	611	$6	23,084,850	$231	$274,499	$(275,205)	$(469)
Conversion of Class N preferred stock	(4)	—	160	—	—	—	—
Conversion of third party debt	—	—	10,000	—	7	—	7
Stock-based compensation	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	(645)	(645)
Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$(941)
Conversion of Class N preferred stock	(10)	—	400	—	—	—	—
Cancellation of common stock	—	—	(350,000)	(4)	4	—	—
Stock-based compensation	—	—	—	—	65	—	65
Net income	—	—	—	—	—	6,112	6,112
Balance at September 30, 2008	597	$6	22,745,410	$227	$274,741	$(269,738)	$5,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss) from continuing operations	$6,121	$(1,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15	15
Equity interests in significantly influenced companies	3	—
Amortization of discount and debt issuance costs on convertible note payable	—	8
Accrued interest added to notes payable to a related party	—	135
Non-cash cost of prepayment of third party debt	—	224
Stock-based compensation expense	65	130

Changes in operating assets and liabilities:
Decrease (increase) in other assets	(88)	(8)
Decrease (increase) in deferred income tax asset	(6)	—
Increase (decrease) in accounts payable and accrued liabilities	1,809	(39)
Net cash provided by (used in) operating activities by continuing operations	7,919	(897)
Net cash used in operating activities by discontinued operations	(9)	(23)
Net cash provided by (used in) operating activities	7,910	(920)

Cash flows from investing activities:
Purchase of portfolio investments	(125)	(575)
Redemption of portfolio investments	—	1,100
Cash distributions from portfolio investments	6	—
Net cash provided by (used in) investing activities of continuing and discontinued operations	(119)	525

Cash flows from financing activities:
Increase in notes payable to a related party	—	2,862
Repayment of notes payable to a related party	(2,335)	(1,000)
Repayment of convertible note payable	—	(1,462)
Net cash provided by (used in) financing activities	(2,335)	400
Increase in cash and cash equivalents	5,456	5
Cash and cash equivalents at beginning of period	67	3
Cash and cash equivalents at end of period	$5,523	$8

Supplemental cash flow information:
Taxes paid	2	6
Interest paid	43	21

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

During the first nine months of 2008, the Company entered into settlement and license agreements with six telecommunications carriers with respect to its intellectual property. In February 2008 the Company entered into agreements with AT&T, Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”), and in May 2008 the Company entered into an agreement with Sprint Communications Co. L.P. (“Sprint”). In September 2008 the Company entered into an agreement with Qwest Communications International, Inc., Global Crossing Limited and Level 3 Communications, Inc. This agreement also included Sonus Networks, Inc. Under the terms of the settlement and license agreements, C2 granted each company a non-exclusive, perpetual, worldwide, fully paid up, royalty free license under any of C2’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses when it acquired minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. and LIMOS.com LLC. In the fourth quarter of 2007 it acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC. In April 2008, the Company made an additional investment of $124 in Buddy Media, Inc., and an additional investment of $1 in the Internet Fund GP. During the third quarter of 2008, certain non-related investors in LIMOS.com entered into an agreement to purchase the remaining shares of LIMOS.com owned by the investor group that included the Company. The transaction closed in the fourth quarter of 2008. These investments are discussed in more detail in Note 6.

Management believes that the unaudited interim data includes all adjustments necessary for a fair presentation. The December 31, 2007 condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The September 30, 2008 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of those to be expected for the entire year ending December 31, 2008.

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

At September 30, 2008 and 2007, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS is not presented in these condensed consolidated unaudited financial statements.

Potential common shares are as follows:

	September 30,
	2008	2007

Assumed conversion of Class N preferred stock	23,880	24,440
Assumed exercise of options and warrant to purchase shares of common stock	1,996,999	1,975,749
	2,020,879	2,000,189

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

Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired. No impairment was present upon the performance of these tests at December 31, 2007 and 2006, and no events have occurred during 2008 to suggest that the carrying amount of goodwill may be impaired. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, judgments on the validity of the Company’s VoIP Patent Portfolio, or other factors not known to management at this time.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material effect on the financial position, operations or cash flow of the Company. See Note 9 for further discussion of the Company’s income taxes.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying value at September 30, 2008 and December 31, 2007 for the Company’s financial instruments, which include cash, accounts payable and accrued liabilities, and related party debt, approximates fair value.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 amends SFAS No. 157 by incorporating an example that illustrates key considerations in determining the fair value of a financial asset in an inactive market. It is intended to clarify application issues, and emphasize the measurement principles of SFAS No. 156, including the objective of fair value measurements, distressed transactions, relevance of observable data and management’s assumptions. FSP FAS 157-3 is effective as of October 10, 2008 and applicable to prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no effect on the Company’s financial position, results of operations, or cash flows.

Note 3 – Liquidity and Capital Resources

At September 30, 2008 the Company had stockholders’ equity of $5,236, as compared to a stockholders’ deficit of $941 at December 31, 2007. Working capital at September 30, 2008 was $3,898, as compared to a working capital deficit of $1,653 at December 31, 2007. The primary reason for the improvement of the Company’s financial position is the revenue from the settlement and license agreements that the Company entered into in February, May and September 2008. The Company’s cash and cash equivalents increased by $5,456, from $67 at December 31, 2007 to $5,523 at September 30, 2008.

In the first nine months of 2008, the Company realized revenues from continuing operations for the first time since 2004. However, the Company must continue to realize value from its intellectual property through ongoing licensing and royalty revenue, as discussed in Note 1, in order to continue as a going concern. Absent an ongoing revenue stream, the Company may not be able to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have the ability to obtain additional financing from third parties in order to pursue expansion through acquisition.

At September 30, 2008 the Company had no related party debt owing to its 91% common stockholder, Counsel, as compared to $2,335 owing at December 31, 2007. Should Counsel make further advances under the existing loan agreements, repayment will be due on the loans’ maturity date of December 31, 2008.

Note 4 – Stock-Based Compensation

At September 30, 2008, the Company had five stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K.

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2008, respectively, is $18 and $65, as compared to $44 and $130 for the same periods in 2007. The fair value compensation costs of unvested stock options in the first nine months of 2008 and 2007 were determined using the Black-Scholes Option Pricing Model for grant dates between 2004 and 2008. Historical inputs to the model for this period included expected volatility between 79% and 81%, risk-free interest rates between 1.80% and 5.07%, expected terms of 4.75 years, and an expected dividend yield of zero.

As of September 30, 2008, the total unrecognized stock-based compensation expense related to unvested stock options was $133, which is expected to be recognized over a weighted average period of approximately 12 months.

The tables below present information regarding all stock options outstanding at September 30, 2008 and 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	975,749	$9.88
Granted	40,000	$0.90
Expired	(18,750)	$63.53
Outstanding at September 30, 2008	996,999	$8.51

Options exercisable at September 30, 2008	694,499	$11.87

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,096,326	$19.52
Granted	30,000	$0.70
Expired	(150,577)	$78.00
Outstanding at September 30, 2007	975,749	$9.88

Options exercisable at September 30, 2007	507,436	$18.08

No options were forfeited or exercised during the nine months ending September 30, 2008 or 2007.

The aggregate intrinsic value of options outstanding at September 30, 2008 was $21, based on the Company’s closing stock price of $0.70 as of the last business day of the period ended September 30, 2008. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options. At September 30, 2008, 691,999 of the outstanding options had exercise prices greater than or equal to $0.70.

The tables below present information regarding unvested stock options outstanding at September 30, 2008 and 2007:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	425,813	$0.51
Granted	40,000	$0.56
Vested	(163,313)	$0.55
Forfeited	—	—
Unvested at September 30, 2008	302,500	$0.50

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	596,625	$0.63
Granted	30,000	$0.46
Vested	(155,812)	$0.55
Expired	(2,500)	$0.00
Forfeited	—	—
Unvested at September 30, 2007	468,313	$0.65

The total fair value of stock options vesting during the nine months ending September 30, 2008 was $90, as compared to $86 for the same period in 2007.

Note 5 – Composition of Certain Financial Statements Captions

     Intangible assets consisted of the following:

	September 30, 2008
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(95)	$5

	December 31, 2007
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(80)	$20

     The Company’s patent rights were acquired in December 2003 and are associated with the VoIP Patent. Aggregate amortization expense of intangibles was $5 for each of the three month periods ended September 30, 2008 and 2007, and $15 for each of the nine month periods ended September 30, 2008 and 2007. The Company expects that the patent rights will be fully amortized during 2008.

     The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

     Accounts payable and accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Regulatory and legal fees	$85	$69
Accounting, auditing and tax consulting	100	107
Patent licensing costs	1,828	—
Sales and other taxes	62	62
Remuneration and benefits	86	114
Other	50	50

Total accounts payable and accrued liabilities	$2,211	$402

Note 6 – Investments

The Company’s investments as at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Buddy Media, Inc.	$224	$100
LIMOS.com LLC	392	399
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	19	20

Total investments	$635	$519

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

The Company’s ownership interest in Buddy Media does not allow it to exercise significant influence over Buddy Media’s operations. The Company intends to hold the investment for an indefinite period of time, and the investment is therefore accounted for under the cost method. At each balance sheet date, the Company estimates the fair value of the securities using the best available information as of the evaluation date. Because Buddy Media’s shares are not traded on an open market, their valuation must be based primarily on investee-specific information. The Company will record an other than temporary impairment of the investment in the event the Company concludes that such impairment has occurred. Based on the Company’s analysis of Buddy Media’s financial statements and projections, at September 30, 2008 there has been no impairment in the fair value of its investment in Buddy Media.

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

At the date of the Company’s investment in LIMOS.com, its ownership interest did not allow it to exercise significant influence over LIMOS.com’s operations, and the investment was accounted for under the cost method. Subsequently, in November 2007, the Company’s parent, Counsel, increased its ownership of an affiliated entity (the “Affiliate”) from 50% to 100%. The Affiliate has voting control of 50% of LIMOS.com, including the 15.69% owned by the Company. In addition, the Affiliate earns a 2% management fee, based on the invested capital of LIMOS.com, in return for managing the operations of LIMOS.com, and holds two of the four seats on LIMOS.com’s Board of Directors. The Company’s Chief Executive Officer, who is also Counsel’s Chief Executive Officer, is a director of the Affiliate. As a result of Counsel’s acquisition of the Affiliate, the Company’s ability to exercise significant influence over LIMOS.com is deemed to have increased, and therefore the Company currently accounts for its investment in LIMOS.com under the equity method. Consequently, the Company recorded a loss of $1 from its investment for the period September 21, 2007 to December 31, 2007, a loss of $1 for the first quarter of 2008, income of $5 for the second quarter of 2008 and a loss of $11 for the third quarter of 2008.

On July 8, 2008, the Affiliate, at the time having voting control of 50% of LIMOS.com, invoked the “shotgun” provision of the LIMOS.com operating agreement. Under the terms of this provision, the Affiliate offered to purchase 49% of the interest in LIMOS.com from the non-related group that holds the interest (the “Investor Group”), or to sell to the Investor Group the 49% interest controlled by the Affiliate. The Investor Group had 60 days to respond to the Affiliate’s offer, and the Investor Group elected to purchase the 49% interest controlled by the Affiliate. The transaction closed on October 29, 2008 and the Company received approximately $780 as net proceeds from the sale of its interest.

The Company did not make any adjustments to the carrying value of its investment in LIMOS.com at September 30, 2008, due to the fact that conditions related to the purchase remained outstanding at that date.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC

The Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), effective December 7, 2007, for a total purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP was formed to acquire the general partner interests in 2007 Fund 1 LLP (the “Fund”, subsequently renamed Knight’s Bridge Capital Partners Internet Fund No. 1 LP). At September 30, 2008, the Fund held investments in several Internet-based e-commerce businesses. As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital. Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments.

The Company’s one-third ownership of Knight’s Bridge GP allows the Company to exercise significant influence, and therefore the Company accounts for its investment under the equity method. The Company recorded income of $7 as its share of Knight’s Bridge GP’s carried interest when the Fund sold one of its investments in December 2007. Following the Fund’s sale of this investment, the Company received a cash distribution of $7 from Knight’s Bridge GP, which was recorded as a reduction of the Company’s investment. During the first nine months of 2008, the Company invested an additional $1 in Knight’s Bridge GP, recorded $4 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $6.

Note 7 – Debt

At September 30, 2008 the Company had no outstanding debt other than the accounts payable and accrued liabilities detailed in Note 5. At December 31, 2007, the Company was indebted to Counsel in the aggregate amount of $2,335, consisting of $2,151 principal and $184 accumulated interest. This debt was repaid in full in March 2008 following the Company’s receipt of proceeds from the settlement agreements with AT&T and Verizon that are discussed in Note 1.

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

At the time it was issued in October 2004, the Warrant was classified as a liability in the consolidated financial statements, as it was linked to a registration payment arrangement and thus met the conditions for this classification under the GAAP in effect at that date. The details of the registration payment arrangement were previously disclosed in the Company’s Report on Form 8-K, filed with the SEC on October 20, 2004. In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). According to FSP EITF 00-19-2, financial instrument(s) such as the Warrant should be recorded in the financial statements using appropriate GAAP without regard to the contingent obligation to transfer consideration pursuant to a related registration payment arrangement, and any contingent obligations under the registration payment arrangement should be separately recognized and measured in accordance with GAAP relating to liabilities. Adoption of FSP EITF 00-19-2 is permitted for interim or annual periods for which financial statements or interim reports have not been issued. Retrospective application is not permitted. The Company evaluated the requirements of FSP EITF 00-19-2, determined that it is applicable to the Warrant, and chose to adopt FSP EITF 00-19-2 effective October 1, 2006, the beginning of the Company’s 2006 fourth quarter. The impact of adopting FSP EITF 00-19-2 on the Company’s financial position was as follows: long-term liabilities were reduced by $203, the fair value of the Warrant at October 1, 2006, and stockholders’ equity was increased by $430, the fair value of the Warrant when issued at October 14, 2004. The difference between these two amounts, $227, was recorded as a charge to opening retained earnings. At the date of adoption of FSP EITF 00-19-2, and at September 30, 2008 and December 31, 2007, the Company’s assessment was that payments relating to the registration payment arrangement were not probable, and therefore the Company has not recorded any liability in connection with such a payment.

Note 8 – Patent Participation Fee

In the fourth quarter of 2003, C2 acquired Patent No. 6,243,373 from a third party. The consideration paid was $100 plus a 35% participation fee payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio. Net proceeds are defined as amounts collected from third parties net of the direct costs associated with the maintenance, licensing and enforcement of the VoIP Patent Portfolio. Prior to the first quarter of 2008, no payments were required, as the relevant costs incurred exceeded licensing revenues. As a result of settlement and license agreements entered into during the first nine months of 2008, the Company incurred a patent participation fee expense of $349 in the first quarter, $321 in the second quarter and $1,830 in the third quarter.

Note 9 – Income Taxes

In the third quarter of 2008, the Company recognized a net deferred income tax recovery of $936. The year-to-date net aggregate deferred income tax recovery is $6. The net recovery in the quarter is primarily due to the tax effect of available tax loss carryforwards expected to be utilized in the fourth quarter of 2008 and in the 2009 year. The net deferred income tax recovery in the current year is primarily comprised of a deferred tax expense relating to the utilization, against year-to-date taxable income, of the available tax losses previously recognized as a deferred tax asset as at December 31, 2007, offset by the deferred income tax recovery recorded in the current quarter. The Company recorded no income tax benefit from its losses in the nine months ended September 30, 2007 due to uncertainty at that time regarding the future realization of the related deferred tax asset.

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

Prior to 2008, the Company had a history, since 1991, of generating annual tax losses. All loss taxation years remain open for audit pending their application against income in a subsequent taxation year. In general, the statute of limitations expires 3 years from the date that a Company files a tax return applying prior year tax loss carryforwards against income in the later year. In 2006, the Company applied historic tax loss carryforwards against debt forgiveness income. The Company’s estimated remaining federal tax loss carryforwards at the end of September 2008 were comprised of approximately $53,000 of unrestricted net operating tax losses, $30,000 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $35,000 of unrestricted capital losses.

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

Note 10 – Related Party Transactions

During the first quarter of 2008, the Company repaid the $2,335 owing to Counsel at December 31, 2007, as well as $43 in interest accrued during the quarter. No interest expense was incurred for the second or third quarters of 2008. Should Counsel make additional advances under the terms of the existing loan agreements between the Company and Counsel, these advances will accrue interest at 10%, compounded quarterly, and will be due on December 31, 2008. Additionally, any outstanding loan balance will be subject to an accelerated maturity in certain circumstances. For further discussion of the loan transactions with Counsel, see Note 3 and Note 7.

The Chief Executive Officer (“CEO”) of C2 is an employee of Counsel. As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of 100% of the base salary. No bonus was paid for the year ended December 31, 2007.

Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”). Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by certain Counsel personnel. The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services. The cost for 2007 was $225. For the first nine months of 2008, the cost was estimated to be $270.

Note 11 – Commitments and Contingencies

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

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like). Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment. In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights. The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis. These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights. Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004. A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer. Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice. If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through advances to C2. Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value. Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders. On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida. On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California. This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described above. On March 7, 2005, the dissenting shareholders appealed the decision of the District Court judge to the Fourth District Court of Appeals for the State of Florida, which denied the appeal on June 21, 2005. As a result of the settlement of the derivative and securities lawsuits in California, described above, the stay of the Florida declaratory judgment action is expected to be lifted shortly. When the declaratory judgment action resumes with respect to the remaining dissenting stockholders, who exercised their appraisal rights with respect to approximately 27,500 shares, there is no assurance that this matter will be resolved in our favor and an unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position or liquidity.

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas on June 15, 2006. The complaint alleged that these companies’ VoIP services and systems infringe the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”. The complaint sought an injunction, monetary damages and costs.

In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. As discussed in Note 1, in February 2008, the Company settled the complaints against AT&T and Verizon by entering into settlement and license agreements. In May 2008 the Company settled the complaint against Sprint Nextel Corporation by entering into a similar agreement. In September 2008, C2 effectively concluded the litigation by entering into a similar agreement with Qwest Communications International, Inc., Global Crossing Limited, and Level 3 Communications, Inc., which agreement also includes Sonus Networks, Inc.

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

C2 owns certain patents, detailed below under “Company History” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it seeks to license. Subsequent to the disposition of its Telecommunications business, licensing of intellectual property constitutes the primary business of the Company. C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally. At present, no ongoing royalties are being paid to the Company.

The Company’s objective is to obtain licensing and royalty revenue from the target market for its patents. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”), Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation (“Sprint”), Global Crossing Limited, and Level 3 Communications, Inc. The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleged that these companies’ VoIP services and systems infringe C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”). The complaint sought an injunction, monetary damages, and costs.

In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice. In February 2008, the Company entered into settlement and license agreements with AT&T and Verizon, and in May 2008 the Company entered into a settlement and license agreement with Sprint. In September 2008, the Company effectively concluded the litigation by entering into a settlement and license agreement with Qwest Communications International, Inc., Global Crossing Limited, and Level 3 Communications, Inc., which agreement also includes Sonus Networks, Inc. Under the terms of the settlement and license agreements, C2 granted each of the parties named above a non-exclusive, perpetual, worldwide, fully paid up, royalty free license under any of C2’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc., Buddy Media, Inc. (“Buddy Media”) and LIMOS.com LLC (“LIMOS.com”). Its investment in MyTrade.com, Inc. was sold in the fourth quarter of 2007. In the fourth quarter of 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”). The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with the Company’s majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”). Knight’s Bridge GP was formed to acquire the general partner interests in 2007 Fund 1 LLP (the “Fund”, subsequently renamed Knight’s Bridge Capital Partners Internet Fund No. 1 LP). The Fund holds investments in several Internet-based e-commerce businesses. As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital. Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments. In the second quarter of 2008, the Company increased its investment in Buddy Media. Following the purchase, the Company’s investment in Buddy Media remains less than 5% on an as-converted basis.

The voting control of the Company’s investment in LIMOS.com is held by a related party (the “Affiliate”), as detailed in Note 6 of the unaudited condensed consolidated financial statements included in Item 1 of this report. During the third quarter of 2008, the Affiliate entered into an agreement to sell all of the interests controlled by the Affiliate to the remaining investors in LIMOS.com. The purchase price was approximately two times the value of the original investment, and the Company received approximately $780 as net proceeds when the sale closed on October 29, 2008.

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

Revenue and contributions from operations related to our intellectual property, up to December 31, 2004, were based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005, rather than on the receipt of licensing fees and royalties. Revenue in the first nine months of 2008 was the result of entering into the settlement and license agreements with AT&T, Verizon, Sprint, Qwest Communications International, Inc., Global Crossing Limited, Level 3 Communications, Inc. and Sonus Networks, Inc., as described above. We expect to generate ongoing licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights, as discussed above under “Overview and Recent Developments”.

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. and LIMOS.com LLC, and it continued its investment activities in the fourth quarter of 2007 with the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC. At September 30, 2008 the Company’s investment in these businesses totaled $635. The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized. In October 2008 the Company closed the sale of its investment in LIMOS.com LLC for net proceeds of approximately $780, almost twice its initial investment amount of $400.

Intellectual Property

In 2005 and 2006, the Company was awarded patents for the VoIP Patent from the People’s Republic of China, Hong Kong, and Canada. In the fourth quarter of 2006, the European Patent Office advised that it intended to grant C2 a European patent that is equivalent to the VoIP Patent. The decision to grant the European patent was subsequently published on March 21, 2007 and in June 2007 the Company applied for the validation of the patent in fifteen European countries. In the fourth quarter of 2006, the Company was awarded a patent in Canada for the C2 Patent. In the third quarter of 2008, it was awarded a patent in South Korea for the C2 Patent.

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373	Issued: June 5, 2001 Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000 Expires: October 29, 2016

		People’s Republic of China No. ZL96199457.6	Issued: December 14, 2005 Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005 Expires: October 29, 2016

		Hong Kong No. HK1018372	Issued: August 11, 2006 Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007

	Voice Internet Transmission System(“C2 Patent”)	U.S. No. 6,438,124	Issued: August 20, 2002 Expires: July 22, 2018

		People’s Republic of China No. ZL97192954.8	Issued: May 21, 2004 Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006 Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008 Expires: February 5, 2017

	Private IP Communication Network Architecture	U.S. No. 7,215,663	Issued: May 8, 2007 Expires: June 12, 2017

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

In addition to the C2 and VoIP Patents, which cover the foundation of any VoIP system, our patent portfolio includes:

Private IP Communication Network Architecture (U.S. Patent No. 7,215,663 granted May 8, 2007) – This invention relates generally to multimedia communications networks. The patent’s Internet Linked Network Architecture delivers telecommunication type services across a network utilizing digital technology. The unique breadth and flexibility of telecommunication services offered by the Internet Linked Network Architecture flow directly from the network over which they are delivered and the underlying design principles and architectural decisions employed during its creation.

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

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At September 30, 2008 the Company had stockholders’ equity of $5,236, as compared to a stockholders’ deficit of $941 at December 31, 2007. Working capital at September 30, 2008 was $3,898, as compared to a working capital deficit of $1,653 at December 31, 2007. The primary reason for the improvement of the Company’s financial position is the revenue from the settlement and license agreements that the Company entered into in February, May and September 2008. The Company’s cash and cash equivalents increased by $5,456, from $67 at December 31, 2007 to $5,523 at September 30, 2008.

In the first nine months of 2008, the Company realized revenues from continuing operations for the first time since 2004. However, the Company must continue to realize value from its intellectual property through ongoing licensing and royalty revenue, as discussed in Note 1 of the unaudited condensed consolidated financial statements, in order to continue as a going concern. Absent an ongoing revenue stream, the Company may not be able to obtain additional financing to fund its operations without the support of Counsel. Additionally, management believes that the Company does not, at this time, have the ability to obtain additional financing from third parties in order to pursue expansion through acquisition.

At September 30, 2008 the Company had no related party debt owing to its 91% common stockholder, Counsel, as compared to $2,335 owing at December 31, 2007. Should Counsel make further advances under the existing loan agreements, repayment will be due on the loans’ maturity date of December 31, 2008.

Working Capital

Cash and cash equivalents were $5,523 at September 30, 2008 as compared to $67 at December 31, 2007, an increase of $5,456.

Our working capital at September 30, 2008 was $3,898 as compared to a working capital deficit of $1,653 at December 31, 2007. In addition to the increase in cash and cash equivalents, and the repayment of the $2,335 debt owed to Counsel, the Company’s other current assets increased by $88 primarily due to the Company’s prepayment of D&O insurance coverage up to May 2009. Accounts payable and accrued liabilities increased by $1,809, from $402 at December 31, 2007 to $2,211 at September 30, 2008. The majority of the increase is due to patent-related costs of $1,828. The Company’s ability to maintain positive working capital and achieve long-term viability is dependent upon success in the pursuit of licensing arrangements and/or the ability to raise additional funds to meet its business objectives.

Cash flows from operating activities

Cash provided by operating activities of continuing operations during the nine months ended September 30, 2008 was $7,919, as compared to cash used of $897 during the same period in 2007. For the first nine months of 2008 the Company had net income from continuing operations of $6,121, as compared to a net loss of $1,362 for the first nine months of 2007. The difference of $7,483 was primarily due to the fact that in February, May and September 2008 the Company entered into settlement and license agreements related to its patent licensing litigation and realized net patent licensing proceeds of $7,036.

The most significant change in non-cash items during the nine months ended September 30, 2008, as compared to the same period in 2007, was the reduction in debt-related costs, from $367 to $0. In 2007, the Company’s non-cash cost of prepaying debt to its third-party lender was $224, and it also recorded interest and debt amortization costs of $8. There were no similar costs in 2008. As well, in 2007 the Company capitalized $135 in interest on its debt owing to Counsel; as the debt was repaid in 2008 there were no similar items in 2008. The use of cash related to other assets was $88 in the first nine months of 2008 as compared to $8 of cash used in the first nine months of 2007; this was largely due to the Company’s 2008 prepayment of directors and officers liability insurance. Accounts payable increased by $1,809 primarily due to costs associated with the Company’s patent licensing revenue, particularly the third quarter patent participation fee.

Cash flows from investing activities

During the first nine months of 2008, the Company increased its holdings in its existing portfolio investments by investing $124 in Buddy Media, Inc. and $1 in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC. It also received a cash distribution of $6 from the latter investment. During the nine months ended September 30, 2007, investing activities provided $525 – the Company received $1,100 from the redemption of its investment in AccessLine Communications Corporation, and invested $575 in MyTrade.com, Inc., Buddy Media, Inc. and LIMOS.com LLC.

Cash flows from financing activities

Financing activities used net cash of $2,335 during the nine months ended September 30, 2008, as compared to providing $400 for the same period in 2007. The sole financing activity in 2008 was the repayment of the debt owing to Counsel at December 31, 2007. During the first nine months of 2007, Counsel advanced $2,862, and the Company repaid $1,000. The remainder of the advances were largely used to fund the repayment in full of the $1,462 third party note that was outstanding at December 31, 2006.

Management’s Discussion of Results of Operations

Patent licensing revenue is derived from licensing our intellectual property. Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications. Our patented technology enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network. At present, no royalties are being paid to the Company. The Company’s objective is to obtain licensing and royalty revenue from the target market for its patents, both domestically and internationally. In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006 C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against seven telecommunications companies. During the first nine months of 2008 the Company effectively concluded the litigation by entering into settlement and license agreements with the defendants in the litigation.

We expect to continue to generate licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights. In connection with the 2003 acquisition of U.S. Patent No. 6,243,373, the Company agreed to remit, to the former owner of the patent, 35% of the net proceeds from future revenue derived from the licensing of the VoIP Patent Portfolio. Net proceeds are defined as amounts collected from third parties net of the direct costs associated with the maintenance, licensing and enforcement of the VoIP Patent Portfolio.

Three-Month Period Ended September 30, 2008 Compared to Three-Month Period Ended September 30, 2007

Patent licensing revenues were $9,500 during the three months ended September 30, 2008 and $0 during the same period in 2007. These revenues, as noted above, were from a settlement and license agreement entered into with the remaining parties to the Company’s patent litigation that commenced in June 2006.

Patent licensing expense was $6,097 during the three months ended September 30, 2008 and $0 during the same period in 2007. This expense includes four components: disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Selling, general, administrative and other expense was $312 during the three months ended September 30, 2008 as compared to $318 for the three months ended Septmeber 30, 2007. The significant items included:

•
Compensation expense was $52 in the third quarter of 2008, compared to $78 in the third quarter of 2007. The quarterly salary earned by the CEO of C2 remained unchanged at $34; however, stock-based compensation expense decreased by $26, from $44 in 2007 to $18 in 2008.

•	Legal expense was $43 in the third quarter of 2008, compared to $63 in the third quarter of 2007.

•	Accounting and tax consulting expenses were $28 in the third quarter of 2008, compared to $47 in the third quarter of 2007.

•	Directors’ fees were $32 in the third quarter of 2008, an increase of $6 from $26 in the third quarter of 2007. The increase reflects the addition of a Class III director in January 2008.

•
Management fees charged by our controlling stockholder, Counsel, were $90 in the third quarter of 2008 as compared to $56 in the third quarter of 2007. The increase reflects the additional use of Counsel resources in connection with the patent licensing litigation and the Company’s investments in Internet-based e-commerce businesses.

•	Directors and officers liability insurance expense was $37 in the third quarter of both 2008 and 2007.

•	Patent maintenance fees were $21 in the third quarter of 2008. There were no similar expenses in the third quarter of 2007.

Depreciation and amortization– This expense was $5 in the third quarter of both 2008 and 2007, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
In the third quarter of 2008, the Company recorded a loss of $10 relating to its equity accounted investments. This consists of $11 representing the Company’s share of the loss of LIMOS.com, partially offset by $1 representing the Company’s share of the earnings of Knight’s Bridge GP. There were no similar items in the third quarter of 2007.

•	In the third quarter of both 2008 and 2007, the Company had other income of $3, consisting of interest on cash deposits.

•
Related party interest expense was $0 in the third quarter of 2008, as compared to $52 in the third quarter of 2007. The loan to Counsel was repaid in March 2008 and therefore the Company incurred no interest expense subsequent to that date.

Discontinued operations– In the third quarter of both 2008 and 2007, the Company had a loss of $3 (net of tax of $0) from discontinued operations, consisting of telecommunications-related regulatory fees.

Nine-Month Period Ended September 30, 2008 Compared to Nine-Month Period Ended September 30, 2007

Patent licensing revenues were $17,625 during the nine months ended September 30, 2008 and $0 during the same period in 2007. These revenues, as noted above, were from settlement and license agreements entered into with the parties to the Company’s patent litigation that commenced in June 2006.

Patent licensing expense was $10,589 during the nine months ended September 30, 2008 and $0 during the same period in 2007. This expense includes four components: disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Selling, general, administrative and other expense was $868 during the nine months ended September 30, 2008 as compared to $911 for the nine months ended September 30, 2007. The significant items included:

•
Compensation expense was $168 in the first nine months of 2008, compared to $233 in the first nine months of 2007. The salary earned by the CEO of C2 remained unchanged at $103; however, stock-based compensation expense decreased by $65, from $130 in 2007 to $65 in 2008.

•	Legal expenses in the first nine months of 2008 were $78, compared to $106 in the first nine months of 2007.

•	Accounting and tax consulting expenses were $85 in the first nine months of 2008, compared to $116 in the first nine months of 2007.

•
Fees paid to the members of our Board of Directors were $95 in the first nine months of 2008, as compared to $79 in the first nine months of 2007. The increase reflects the addition of a Class III director in January 2008.

•
Management fees charged by our controlling stockholder, Counsel, were $270 in the first nine months of 2008 as compared to $169 in the first nine months of 2007. The increase reflects the additional use of Counsel resources in connection with the patent licensing litigation and the Company’s investments in Internet-based e-commerce businesses.

•	Directors and officers liability insurance expense was $113 in the first nine months of both 2008 and 2007.

•	Patent maintenance fees were $21 in the first nine months of 2008. There were no similar expenses for the same period in 2007.

•	In the second quarter of 2007, the Company incurred expenses of $60 with respect to filing fees for patents being issued in various European countries. There was no corresponding expense in 2008.

•	In the second quarter of 2007, the Company recorded a credit of $12 to tax expense due to a change in estimate. There were no similar items in 2008.

Depreciation and amortization– This expense was $15 in the first nine months of both 2008 and 2007, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
In the first nine months of 2008, the Company recorded a loss of $3 relating to its equity accounted investments. This consists of $7 representing the Company’s share of the loss of LIMOS.com, partially offset by $4 representing the Company’s share of the earnings of Knight’s Bridge GP. There were no similar items in the first nine months of 2007.

•
In the first nine months of 2008, the Company had other income of $8, as compared to other expense of $289 during the first nine months of 2007. In 2008 this consists of $6 interest income and $2 received as a reduction of prior years’ insurance premiums. The expense in 2007 primarily consists of the $293 cost incurred by the Company related to its repayment of the debt owed to the third party lender, as noted above.

•
There was no third party interest expense during the first nine months of 2008, as compared to $12 during the first nine months of 2007. All of the interest expense in 2007 related to the debt held by the Company’s third party lender. The loan was repaid in full effective January 10, 2007.

•
Related party interest expense was $43 in the first nine months of 2008, as compared to $135 in the first nine months of 2007. The loan to Counsel was repaid in March 2008 and therefore the Company incurred no interest expense subsequent to that date. At September 30, 2007, the balance of the related party debt was $2,003.

Discontinued operations– In the first nine months of 2008, the Company reported a loss of $9 (net of tax of $0) from discontinued operations, as compared to a loss of $23 (net of tax of $0) reported in the first nine months of 2007. The 2008 loss consisted of telecommunications-related regulatory fees. The 2007 loss primarily consisted of $14 of network expenses relating to liabilities that were retained when the Company sold its telecommunications operations in 2005, with the balance being telecommunications-related taxes and regulatory fees.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash and cash equivalents are deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we do not believe that we are subject to material market risk on our fixed rate debt with Counsel in the near term, which had a zero balance at September 30, 2008.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2008. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 11 of the unaudited condensed consolidated financial statements, which are included in Part I of this Report, and hereby incorporated by reference into this Part II, for a discussion of the Company’s legal proceedings.

Item 1A.  Risk Factors

Other than as reported below, there have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 11, 2008.

We originally reported the following:

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

At September 30, 2008, the Company has no debt owing to Counsel and has net working capital of $3,898, significantly reducing the risk of foreclosure by Counsel.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. – Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Settlement and License Agreement dated as of September 25, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: November 7, 2008	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and Chief Executive Officer

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary