Form 10-K
period 2008-12-31
C2 Global Technologies Inc
filed 2009-03-18
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No. 0-17973

C2 GLOBAL TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2291344
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3200 – 40 King St. West, Toronto, Ontario, Canada	M5H 3Y2
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.47 per share on June 30, 2008, as reported by the OTC - Bulletin Board, was approximately $987,000.

As of February 26, 2009, there were 22,745,530 shares of Common Stock, $0.01 par value, outstanding.

Forward-Looking Information

This Annual Report on Form 10-K (the “Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management.  When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

(All dollar amounts are presented in thousands of U.S. dollars (“USD”), unless otherwise indicated, except per share amounts)

Item 1. Business.

Overview and Recent Developments

C2 Global Technologies Inc. (“C2”, “we” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” which was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, and to “C2 Global Technologies Inc.” in 2005.  The most recent name change reflects a change in the strategic direction of the Company following the disposition of its Telecommunications business in the third quarter of 2005, as discussed below.  In the second quarter of 2006, the Company opened an office in Texas.

C2 owns certain patents, detailed below under “History and Development of the Business” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it licenses.  Subsequent to the disposition of its Telecommunications business, licensing of intellectual property constitutes the primary business of the Company.  C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.  The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally.  At present, no ongoing royalties are being paid to the Company.

The Company’s objective is to obtain ongoing licensing and royalty revenue from the target market for its patents.  In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”), Qwest Communications International, Inc. (“Qwest”), Bellsouth Corporation (“Bellsouth”), Sprint Nextel Corporation (“Sprint”), Global Crossing Limited (“Global Crossing”), and Level 3 Communications, Inc. (“Level 3”).  The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas, and alleged that these companies’ VoIP services and systems infringe upon C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”).  The complaint sought an injunction, monetary damages, and costs.

In June 2007, the complaint against Bellsouth was dismissed without prejudice.  In February 2008, the Company entered into settlement and license agreements with AT&T and Verizon, and in May 2008 the Company entered into a settlement and license agreement with Sprint.  In September 2008, the Company effectively concluded the litigation by entering into a settlement and license agreement with Qwest, Global Crossing, and Level 3, which agreement also includes Sonus Networks, Inc.  Under the terms of the settlement and license agreements, C2 granted each of the parties named above a non-exclusive, perpetual, worldwide, fully paid up, royalty free license under any of C2’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

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

The Company’s investment in LIMOS.com was sold on October 29, 2008.  The Company received net proceeds of $781 and realized a gain of $425.

In April 2004, certain shareholders of C2 filed derivative and securities lawsuits in the Superior Court of the State of California against Counsel, C2 and several affiliated companies, as well as four present and former officers and directors of C2.  Counsel and C2 believe that the claims are and were without merit, and have defended the actions accordingly.  Effective June 18, 2008, in order to settle the litigation, and without any admission of liability by either C2 or the other defendants, the parties agreed to the following terms: (i) Counsel and/or certain of its affiliates, other than C2, would pay a total of $520 to the named plaintiffs; (ii) Counsel and/or a subsidiary other than C2 would give the plaintiffs approximately 370,000 common shares of C2, being five common shares of C2 for every share of C2 owned by the plaintiffs when the litigation commenced; (iii) plaintiffs who were also dissenting shareholders in an appraisal action filed by C2 in Florida in June 2004 would withdraw their dissent and C2 would return the shares that they tendered; (iv) Counsel and/or an affiliate would transfer 350,000 common shares to C2 for cancellation to settle the derivative claims of the litigation.  As a result of the transfer of common shares to the plaintiffs and the cancellation of the shares transferred to C2, Counsel’s percentage ownership in C2 decreased from approximately 92.5% to approximately 90.8%.  The settlement did not have a material adverse impact on the Company’s business, results of operations, financial position or liquidity.

The following table presents information about the net income, loss and assets of the Company as of and for the three years ended December 31, 2008.  Effective with the sale of the Telecommunications business in the third quarter of 2005, the Company no longer has distinct operating segments, as reported in prior years.  The Company’s consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K (the “Report”), have been restated to include the Telecommunications operations as discontinued operations.

	For the Year Ended December 31,
	2008	2007	2006
Revenues from external customers	$17,625	$—	$—
Income (loss) from continuing operations	5,839	(639)	(12,046)
Income (loss) from discontinued operations	(12)	(6)	4,370
Total assets	5,443	1,796	1,386

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

In 2003, we added to our VoIP patent holdings when we acquired the VoIP Patent, which included a corresponding foreign patent and related international patent applications.  The vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure C2’s obligations under the associated purchase agreement.  The VoIP Patent, together with the C2 Patent and related international patents and patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as it is used in the market today.  Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing C2’s patented technology.  The comprehensive nature of the VoIP Patent is summarized in the patent’s abstract, which, in pertinent part, describes the technology as follows:  “A method and apparatus are provided for communicating audio information over a computer network.  A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.”  As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net earnings from our VoIP Patent Portfolio.

Up to December 31, 2004, revenue related to our intellectual property was based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005.  No revenue was due to the receipt of licensing fees and royalties.  Revenue in 2008 was the result of entering into the settlement and license agreements with AT&T, Verizon, Sprint, Qwest, Global Crossing, Level 3 and Sonus Networks, Inc., as described above.  We expect to generate ongoing licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights, as discussed above under “Overview and Recent Developments”.

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

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. and LIMOS.com LLC (sold in the fourth quarter of 2008).  It continued its investment activities in the fourth quarter of 2007 with the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC.  In the second quarter of 2008, the Company increased its investment in Buddy Media.  At December 31, 2008 the Company’s investment in these businesses totaled $242.  The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.  In this regard, the Company recognized a gain of $75 on MyTrade.com, Inc. and a gain of $425 on LIMOS.com LLC in 2007 and 2008, respectively.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet	U.S. No. 6,243,373	Issued: June 5, 2001
	Telephone System (“VoIP Patent”)		Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000
Expires: October 29, 2016

		People’s Republic of	Issued: December 14, 2005
		China No. ZL96199457.6	Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005
Expires: October 29, 2016

		Hong Kong	Issued: August 11, 2006
		No. HK1018372	Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007 [1]

	Voice Internet Transmission	U.S. No. 6,438,124	Issued: August 20, 2002
	System(“C2 Patent”)		Expires: July 22, 2018

		People’s Republic of	Issued: May 21, 2004
		China No. ZL97192954.8	Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006
Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008
Expires: February 5, 2017

	Private IP Communication	U.S. No. 7,215,663	Issued: May 8, 2007
	Network Architecture		Expires: June 12, 2017

Conferencing	Delay Synchronization in	U.S. No. 5,754,534	Issued: May 19, 1998
	Compressed Audio System		Expires: May 6, 2016

	Volume Control Arrangement	U.S. No. 5,898,675	Issued: April 27, 1999
	for Compressed Information Signal Delays		Expires: April 29, 2016

1 The European patent has been validated in Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden and Switzerland.

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

Employees

As of December 31, 2008, C2 had five employees, all of whom are also employees of Counsel.  The salaries of four of the employees are paid by Counsel.  Under the terms of a management services agreement (the “Agreement”), as described in Item 11 of this Report, the Counsel employees provide management and administrative services to C2 and the associated costs are allocated to C2.  The CEO has a separate employment arrangement with C2, as discussed in Item 11.  The Company expects to hire additional employees as it pursues its patent licensing strategy, although there are no specific plans at this time.

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
`

Item 1A. Risk Factors.

You should carefully consider and evaluate these risk factors, as any of them could materially and adversely affect our business, financial condition and results of operations, which, in turn, can adversely affect the price of our securities.

Our investments are particularly subject to risk of loss.
The Company’s portfolio investment in Buddy Media, Inc. is in a development stage company that has yet to provide a return to shareholders.  The Company’s equity investment in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC is in a company whose underlying investments are also primarily in development stage companies.  Although the Company’s analyses of these investments as at December 31, 2008 resulted in the conclusion that no impairment was present, development stage companies are particularly vulnerable during an economic downturn such as the one currently in progress.  There can be no assurance that the Company will either recover the value of its initial investments or earn a positive return.

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
The Company’s VoIP Patent Portfolio consists of United States Patents No. 6,243,373 and No. 6,438,124.  The ultimate value of these patents has yet to be determined.  If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize additional value from our patents, or prevent third parties from benefiting from those patents without benefit to the Company.  Any currently pending or future patent applications may not result in issued patents.  In addition, any issued patents may not have priority over any patent applications of others or may not contain claims sufficiently broad to protect us against third parties with similar technologies, products or processes.

The telecommunications market is volatile.
During the last several years, the telecommunications industry has been very volatile as a result of overcapacity, which has led to price erosion and bankruptcies.  These negative trends may become even more significant during the current economic downturn.  Our potential licensees may experience increased customer attrition, may have difficulty generating and collecting revenue, or may even be forced into bankruptcy.  Our potential revenue could therefore decrease significantly as the licensees become unable to meet their financial obligations.

Our principal stockholder, Counsel, has voting control of the Company and our executive officers are employees of Counsel.
Counsel owns approximately 91% of our outstanding common stock.  As a result, Counsel controls all matters requiring approval by the stockholders, including the election of the Board of Directors and significant corporate transactions.  Our Board of Directors has five members, four of whom are not employees or otherwise affiliated with Counsel.  The Board establishes corporate policies and has the sole authority to nominate and elect officers to carry out those policies.  Our Chief Executive Officer, Chief Financial Officer, Vice President of Accounting and Corporate Secretary are all employees of Counsel.  Counsel’s control over C2 could delay or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

Provisions in our Articles of Incorporation, as amended, could prevent or delay stockholders' attempts to replace or remove current management.
Our Articles of Incorporation, as amended, provide for staggered terms for the members of our Board.  The Board is divided into three staggered classes, and each director serves a term of three years.  At each annual stockholders’ meeting only those directors comprising one of the three classes will have completed their term and stand for re-election or replacement.  These provisions may be beneficial to our management and the Board in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of the Board.

Our Board of Directors may issue additional shares of preferred stock without stockholder approval.
Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share.  The Board is authorized to determine the rights and preferences of any additional series or class of preferred stock.  The Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our shares of common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock.  The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of C2.

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
The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors.  To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future.  As of December 31, 2008, we do not have any preferred stock outstanding that has any preferential dividends.

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

Item 3. Legal Proceedings.

Shareholder Litigation
In April 2004, certain shareholders of C2 filed derivative and securities lawsuits in the Superior Court of the State of California against Counsel, C2 and several affiliated companies, as well as four present and former officers and directors of C2.  Counsel and C2 believe that the claims are and were without merit, and have defended the actions accordingly.  Effective June 18, 2008, in order to settle the litigation, and without any admission of liability by either C2 or the other defendants, the parties agreed to the following terms: (i) Counsel and/or certain of its affiliates, other than C2, would pay a total of $520 to the named plaintiffs; (ii) Counsel and/or a subsidiary other than C2 would give the plaintiffs approximately 370,000 common shares of C2, being five common shares of C2 for every share of C2 owned by the plaintiffs when the litigation commenced; (iii) plaintiffs who were also dissenting shareholders in an appraisal action filed by C2 in Florida in June 2004 would withdraw their dissent and C2 would return the shares that they tendered; (iv) Counsel and/or an affiliate would transfer 350,000 common shares to C2 for cancellation to settle the derivative claims of the litigation.  As a result of the transfer of common shares to the plaintiffs and the cancellation of the shares transferred to C2, Counsel’s percentage ownership in C2 decreased from approximately 92.5% to approximately 90.8%.  The settlement did not have a material adverse impact on the Company’s business, results of operations, financial position or liquidity.

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like).  Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment.  In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights.  The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis.  These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights.  Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004.  A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer.  Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice.  If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through advances to C2, in the event that C2 does not have sufficient resources to fund the payments.  Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value.  Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders.  On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida.  On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California.  This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described above.  On March 7, 2005, the dissenting shareholders appealed the decision of the District Court judge to the Fourth District Court of Appeals for the State of Florida, which denied the appeal on June 21, 2005.  As a result of the June 2008 settlement of the derivative and securities lawsuits in California, described above, the stay of the Florida declaratory judgment action is expected to be lifted shortly.  Subsequent to December 31, 2008, the Company completed an agreement with the holders of 27,221 of the 27,536 shares held by the remaining dissenting stockholders, whereby the stockholders agreed to accept $4.60 per share in full payment for their respective shares, which will be cancelled by the Company, and a release of any other claims that they may have against the Company and Counsel. When the declaratory judgment action resumes with respect to the remaining dissenting stockholders, who exercised their appraisal rights with respect to the remaining 315 shares, the Company provides no assurance that this matter will be resolved in its favor; however, the Company's management does not believe that an unfavorable outcome of this matter would have a material adverse impact on our business, results of operations, financial position or liquidity.

Intellectual Property Enforcement Litigation
In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc.  The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas on June 15, 2006.  The complaint alleged that these companies’ VoIP services and systems infringe upon the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” and sought an injunction, monetary damages and costs.

In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice.  In February 2008, the Company settled the complaints against AT&T, Inc. and Verizon Communications, Inc. by entering into settlement and license agreements.  In May 2008 the Company settled the complaint against Sprint Nextel Corporation by entering into a similar agreement.  In September 2008, C2 effectively concluded the litigation by entering into a similar agreement with Qwest Communications International, Inc., Global Crossing Limited, and Level 3 Communications, Inc., which agreement also includes Sonus Networks, Inc.

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

The following table sets forth the high and low prices for our common stock, as quoted on the OTCBB, for the calendar quarters from January 1, 2007 through December 31, 2008, based on inter-dealer quotations, without retail markup, markdown, commissions or adjustments.  These prices may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2007	$1.49	$0.50
June 30, 2007	0.90	0.35
September 30, 2007	0.55	0.40
December 31, 2007	0.90	0.31

March 31, 2008	$1.47	$0.31
June 30, 2008	1.30	0.47
September 30, 2008	1.01	0.35
December 31, 2008	0.75	0.11

On February 26, 2009, the closing price for a share of the Company’s common stock was $0.20.

Holders

As of February 26, 2009, the Company had approximately 519 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future.  As of December 31, 2008, we do not have any preferred stock outstanding which has any preferential dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

During the twelve months ended December 31, 2008, 40,000 options were granted to directors under the 2003 Employee Stock Option and Appreciation Rights Plan.  These options were issued with an exercise price of $0.90/share, which equalled fair market value on the date of the grant, and they vest over a 4-year period subject to the grantee’s continued service as a director with the Company.  The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  No other options were granted during the twelve months ended December 31, 2008.

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:		$

2003 Stock Option and Appreciation Rights Plan	638,250	1.45	1,361,750

1997 Recruitment Stock Option Plan	237,361	1.80	132,639

1995 Directors Stock Option and Appreciation Rights Plan	—	—	12,500

1995 Employee Stock Option and Appreciation Rights Plan	—	—	20,000

Equity compensation plans not approved by security holders:
Issuance of non-qualified options to employees and outside consultants	103,416	60.10	—

Total	979,027	7.73	1,526,889

(1) For a description of the material terms of these plans, see Note 16 in the Company’s audited financial statements included in Item 15 of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities.

We did not make any stock repurchases during the last quarter of 2008.

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

The following graph compares our cumulative total stockholder return with that of the Russell 2000 index of small-capitalization companies and our peer group.  Our peer group consists of Acacia Technologies Group, Forgent Networks Inc. (d/b/a Asure Software), UTEK Corporation, Patriot Scientific Corporation and Network-1 Security Solutions Inc.  We selected these companies for our peer group because they are in the business of licensing intellectual property in a manner that is similar to our business model.  The graph assumes an initial investment of $100.00 made on December 31, 2003, and the reinvestment of dividends (where applicable). We have never paid a dividend on our common stock.

Total Return Analysis

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

C2 Global Technologies Inc.	$100.00	$27.52	$27.98	$18.35	$14.22	$6.42
Peer Group	$100.00	$105.38	$120.33	$192.02	$152.57	$53.88
Russell 2000 Index	$100.00	$118.33	$123.72	$146.44	$144.15	$95.44

Source:  Morningstar, Inc.  (312) 384-4007

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

	2008	2007	2006		2005	2004

Statement of Operations Data :

Patent licensing and development revenues	$17,625	$—		$—	$—	$540

Operating costs and expenses	12,022	1,236		1,301	3,179	4,541
Operating income (loss)	5,603	(1,236)		(1,301)	(3,179)	(4,001)
Other income (expense):
Interest expense – related party	(43)	(184)		(10,390)	(12,154)	(8,488)
Interest expense – third party	—	(12)		(510)	(658)	(65)
Other income (expense)	17	(288)		155	1,084	1,487
Other income (expense), net	(26)	(484)		(10,745)	(11,728)	(7,066)
Income (loss) from continuing operations before income taxes and earnings from equity accounted investments	5,577	(1,720)		(12,046)	(14,907)	(11,067)
Income tax expense (recovery)	125	(1,000)		—	—	—
Earnings from equity accounted investments	387	81		—	—	—
Income (loss) from continuing operations	5,839	(639)		(12,046)	(14,907)	(11,067)
Income (loss) from discontinued operations	(12)	(6)		4,370	(3,582)	(11,716)
Net income (loss)	$5,827	$(645)	$	(7,676)	$(18,489)	$(22,783)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$0.25	$(0.03)		$(0.63)	$(0.77)	$(0.57)
Income (loss) from discontinued operations	—	—		0.23	(0.19)	(0.61)
Net income (loss) per common share	$0.25	$(0.03)		$(0.40)	$(0.96)	$(1.18)

Balance Sheet Data:
Total assets	$5,443	$1,796		$1,386	$3,490	$24,009
Total current liabilities	$472	$2,737		$1,855	$79,852	$36,150
Total long-term obligations:
Related party	$—	$—		$—	$—	$46,015
Third party	$—	$—		$—	$1,580	$3,164
Discontinued liabilities	$—	$—		$—	$—	$645
Stockholders’ equity (deficit)	$4,971	$(941)		$(469)	$(77,942)	$(61,965)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of USD, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included in Item 15 of this Report.  Our accounting policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Business Overview, Recent Developments and Outlook

Please see Item 1, above, of this Report for an overview of the Company’s business and development.  Please see Item 1A, above, for a discussion of the risk factors that may impact the Company’s current and future operations, and financial condition.

Liquidity and Capital Resources

Liquidity

At December 31, 2008 the Company’s working capital was $4,556, as compared to a working capital deficit of $1,653 at December 31, 2007.  Cash increased by $4,009, from $67 at December 31, 2007 to $4,076 at December 31, 2008.  The primary reason for the improvement in the Company’s financial position is that during 2008 it recorded revenues and realized cash from continuing operations for the first time since 2004.  All of the revenue was derived from settlement and license agreements with telecommunications carriers, which the Company entered into in February, May and September 2008.  All amounts owing under these agreements were paid to the Company in 2008.  During 2008 the Company also received net cash of $664 from its portfolio investments.

The Company’s liabilities at December 31, 2008 consisted solely of $472 in accounts payable and accrued liabilities, as compared to $402 of the same at December 31, 2007, resulting in net free cash holdings of $3,604 at December 31, 2008.  The Company had no commitments or off balance sheet arrangements at December 31, 2008.  The Company’s ongoing objective is to continue to enter into licensing and royalty agreements with respect to its patents.  Even if the Company does not enter into such agreements, it has sufficient cash resources to cover its currently estimated annual cash operating expenses of approximately $1,200.  At the current time, the Company has no available credit facilities, nor does it have any guarantees from related parties.  The Company’s other assets, consisting primarily of a deferred tax asset, investments in private companies, and goodwill, are not readily convertible to cash.

On an ongoing basis, the Company considers opportunities to invest its available cash.  At December 31, 2008 and the date of this Report, the Company had no investment commitments.

At December 31, 2008 the Company had no debt owing to its majority stockholder, Counsel, as compared to $2,335 owing at December 31, 2007.

Ownership Structure and Capital Resources

•	At December 31, 2008 the Company had stockholders’ equity of $4,971, as compared to a stockholders’ deficit of $941 at December 31, 2007.

•	The Company is 90.8% owned by Counsel. The remaining 9.2% is owned by public stockholders.

•
Beginning in 2001, Counsel invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196.  Counsel subsequently provided net advances of $2,151 through December 31, 2007, all of which were repaid, together with accrued interest, in the first quarter of 2008.

Cash Position and Cash Flows

Cash at December 31, 2008 was $4,076 compared to $67 and $3 at the same date in 2007 and 2006, respectively.  As noted above, the significant increase of $4,009 in 2008 is due to the collection of revenue from settlement and licensing agreements, as well as positive cash flows from the Company’s portfolio investments.

Cash provided by or used in operating activities.  Cash provided by operating activities (excluding discontinued operations) during 2008 was $5,692, as compared to cash used of $1,275 and $2,324 in 2007 and 2006, respectively.  The improvement was primarily due to the Company earning $5,839 from continuing operations in 2008, as compared to net losses of $639 and $12,046 in 2007 and 2006, respectively. In 2008 the Company recorded a net decrease of $125 in the $1,000 deferred income tax recovery that was recorded in 2007; there were no deferred income tax asset transactions in 2006.  In 2008 the Company repaid the related party debt owing to Counsel at December 31, 2007 and therefore capitalized no interest costs, as compared to capitalizing $184 in 2007 and $7,542 in 2006.  In 2006, the Company recorded $2,848 of amortization of discount and debt issuance costs on a convertible note owing to Counsel; as this debt was eliminated by conversion and forgiveness on December 30, 2006, there were no similar amounts recorded in 2007 or 2008.  The Company’s gains on the sale of portfolio investments, which were $425 in 2008 and $75 in 2007, reduced the net cash provided by operating activities.

Cash provided by investing activities.  Net cash provided by investing activities during 2008 was $664, as compared to $662 in 2007.  No cash was provided or used in 2006.  In 2008, $781 was received as the net proceeds on the sale of the Company’s investment in LIMOS.com, $8 was received as a cash distribution from the Company’s investment in Knight’s Bridge GP, and the Company increased its investments in Buddy Media by $124 and Knight’s Bridge GP by $1.  In 2007, the Company’s $1,100 preferred share investment in AccessLine Communications was redeemed in full.  The Company subsequently invested $595 in portfolio investments, received $150 from the sale of one of these investments, and received $7 as a cash distribution from Knight’s Bridge GP.

Cash provided by or used in financing activities.  Net cash used by financing activities in 2008 was $2,335, as compared to net cash provided of $683 in 2007 and $2,142 in 2006.  The single financing activity in 2008 was repayment of the debt owing to Counsel at December 31, 2007.  Counsel had provided net cash of $2,145 in 2007 and $2,401 in 2006.  In 2007 and 2006 the Company paid $1,462 and $1,765, respectively, to its third party lender.  In 2006, $1,506 of the payments to the third party lender were made from cash that had been segregated in 2005 for that purpose; no segregated cash remained to be applied in 2007.

Contractual Obligations

At December 31, 2008 the Company had no outstanding debt other than the accounts payable and accrued liabilities detailed in Note 7.  We have no liabilities associated with income taxes that require disclosure under the terms and provisions of FIN 48.

Consolidated Results of Operations

Key selected financial data for the three years ended December 31, 2008, 2007 and 2006 are as follows:

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Revenues:
Patent licensing	$17,625	$—	$—	N/A	N/A

Operating costs and expenses:
Patent licensing	10,729	—	—	N/A	N/A
Selling, general, administrative and other	1,273	1,216	1,281	5	(5)
Depreciation and amortization	20	20	20	—	—
Total operating costs and expenses	12,022	1,236	1,301	873	(5)
Operating income (loss)	5,603	(1,236)	(1,301)	N/A	(5)
Other income (expense):
Other income (expense)	17	(288)	155	N/A	N/A
Interest expense – third party	—	(12)	(510)	N/A	(98)
Interest expense – related party	(43)	(184)	(10,390)	(77)	(98)
Earnings from equity accounted investments	387	81	—	378	N/A
Total other income (expense)	361	(403)	(10,745)	N/A	(96)
Income (loss) from continuing operations before income taxes	5,964	(1,639)	(12,046)	N/A	(86)
Income tax expense (recovery)	125	(1,000)	—	N/A	N/A
Income (loss) from continuing operations	5,839	(639)	(12,046)	N/A	(95)
Income (loss) from discontinued operations	(12)	(6)	4,370	100	N/A
Net income (loss)	$5,827	$(645)	$(7,676)	N/A	(92)

Patent licensing revenue is derived from licensing our intellectual property.  Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications.  Our patented technology enables telecommunications customers to originate a phone call on a traditional handset, transmit any part of that call via the Internet, and then terminate the call over the traditional telephone network.  At present, no ongoing royalties are being paid to the Company.  The Company’s objective is to obtain ongoing licensing and royalty revenue from the target market for its patents, both domestically and internationally.  In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006 C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against seven telecommunications companies.  During 2008 the Company effectively concluded the litigation by entering into settlement and license agreements with the defendants in such litigation.

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

2008 Compared to 2007

Patent licensing revenues were $17,625 in 2008 and $0 in 2007.  These revenues, as noted above, were from settlement and license agreements entered into with the parties to the Company’s patent litigation that commenced in June 2006.

Patent licensing expense was $10,729 in 2008 and $0 in 2007. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Selling, general, administrative and other expense was $1,273 for the year ended December 31, 2008 as compared to $1,216 for the year ended December 31, 2007.  The significant changes included:

•
Compensation expense in 2008 was $361 compared to $304 in 2007.  The salary earned by the CEO of C2 remained unchanged at $138.  In 2008 a bonus of $138 was paid; there was no bonus expense in 2007.  Stock-based compensation expense decreased by $81, from $166 in 2007 to $85 in 2008.

•	Legal expenses in 2008 were $88, a decrease of $69 compared to $157 in 2007.

•	Accounting and tax consulting expenses in 2008 were $122 compared to $146 in 2007.

•	Fees paid to the members of our Board of Directors were $126 in 2008 as compared to $104 in 2007. The increase reflects the addition of a Class III director in January 2008.

•
Management fee expense charged by our majority stockholder, Counsel, was $360 in 2008 as compared to $225 in 2007.  The increase reflects the additional use of Counsel resources in connection with the patent licensing litigation and the Company’s investments in Internet-based e-commerce businesses.  See Item 13 of this Report for details regarding these management fees.

•	Directors and officers insurance expense was $150 in both 2008 and 2007.

•
In 2008, the Company incurred expenses of $21 with respect to maintenance fees for its patents.  In 2007 it incurred $60 with respect to filing fees for patents being issued in various European countries.

Depreciation and amortization – This expense was $20 in both 2008 and 2007, and relates to the amortization of the cost of the VoIP Patent.  As of December 31, 2008, the cost of the patent has been fully amortized.

The changes in other income (expense) are related to the following:

•
In 2008 the Company had other income of $17, as compared to other expense of $288 in 2007.  In 2008 this consists of $15 interest income and $2 received as a reduction of prior years’ insurance premiums.  The 2007 expense is primarily composed of the $293 cost to prepay the Note owed to the third party lender, as detailed in Note 9 of the consolidated financial statements.  During 2007 the Company earned $2 of bank interest and received $3 as a reduction of prior years’ insurance premiums.

•
There was no third party interest expense in 2008, as compared to $12 in 2007.  All of the interest expense in 2007 related to the debt held by the Company’s third party lender.  The loan was repaid in full effective January 10, 2007.

•
Related party interest expense was $43 in 2008, as compared to $184 in 2007.  The decrease of $141 is due to the repayment in full of the debt owing to Counsel.  As discussed in Note 13 of the consolidated financial statements, this was repaid in March 2008 and therefore the Company incurred no interest expense subsequent to that date.

Earnings from equity investments – In 2008, the Company recorded earnings of $387 relating to its equity accounted investments.  This primarily consists of the gain of $425 from the sale of LIMOS.com, which is net of a loss of $43 that was recorded by the Company as its share of the net loss of LIMOS.com prior to the sale of the asset.  The remainder consists of $5 representing the Company’s share of the earnings of Knight’s Bridge GP.  In 2007 the Company had income of $81 from its equity accounted investments.  This was composed of the gain of $75 on the sale of the Company’s interest in MyTrade.com, $7 of income representing the Company’s share of the earnings of Knight’s Bridge GP, and $1 representing the Company’s share of the loss recorded by LIMOS.com.

2007 Compared to 2006

Patent licensing revenues were $0 in both 2007 and 2006.

Patent licensing expense was $0 in both 2007 and 2006.

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

Depreciation and amortization – This expense was $20 in both 2007 and 2006, and relates to the amortization of the cost of the VoIP Patent.

The changes in other income (expense) are primarily related to the following:

•
In 2007 the Company had other expense of $288, as compared to other income of $155 in 2006.  The 2007 expense is primarily composed of the $293 cost to prepay the Note owed to the third party lender, as detailed in Note 9.  During 2007 the Company earned $2 of bank interest and received $3 as a reduction of prior years’ insurance premiums.  The 2006 income primarily consists of the recovery of $110 of receivables that were fully reserved against when acquired in 2001 as part of the acquisition of the assets of WorldxChange Communications Inc. from bankruptcy, as a result of the Company entering into settlement agreements with certain carriers.  The remaining income in 2006 related to interest earned on cash deposits.

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

•
Related party interest expense was $184 in 2007, as compared to $10,390 in 2006.  The decrease of $10,206 is primarily due to the decrease in the debt owing to Counsel.  As discussed in Note 2 of the consolidated financial statements, on December 30, 2006, Counsel converted $3,386 of the $83,582 owed by C2 into 3,847,475 common shares and forgave the remaining balance of $80,196.  Subsequent net advances by Counsel of $2,151 through December 31, 2007 resulted in much lower interest expense during 2007.  It should also be noted that the related party interest expense in 2006 included $2,848 of amortization of the beneficial conversion feature (“BCF”) related to Counsel’s ability to convert a portion of its debt.  The BCF was fully amortized in 2006, prior to the debt forgiveness by Counsel, and there was no corresponding expense in 2007.

Earnings from equity investments – In 2007 the Company had income of $81 from its equity accounted investments.  This was composed of the gain of $75 on the sale of the Company’s interest in MyTrade.com, $7 of income representing the Company’s share of the earnings of Knight’s Bridge GP, and $1 representing the Company’s share of the loss recorded by LIMOS.com.  There were no similar items in 2006.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”, discussed below).  FSP FAS 157-2 was effective upon issuance.  Entities that applied the measurement and disclosure guidance in SFAS No. 157 in preparing either interim or annual financial statements issued before the effective date of the FSP were not eligible for the FSP’s deferral provisions. Entities were encouraged to adopt SFAS No. 157 in its entirety, as long as they had not yet issued financial statements during that year.  An entity that chose to adopt SFAS No. 157 in its entirety had to do so for all nonfinancial assets and nonfinancial liabilities within its scope.  As C2 had not employed fair value accounting for any of its nonfinancial assets and nonfinancial liabilities prior to its adoption of SFAS No. 157 at January 1, 2007, FSP FAS 157-2 had no effect on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159.  SFAS No. 159 provides the option to measure selected financial assets and liabilities at fair value, and requires the fair values of those assets and liabilities to be shown on the face of the balance sheet.  It also requires the provision of additional information regarding the reasons for electing the fair value option and the effect of the election on current period earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted if SFAS No. 157 was also adopted.  SFAS No. 159 is to be applied prospectively.  The Company adopted SFAS No. 159 at January 1, 2008.  The carrying values of the Company’s cash, accounts payable and accrued liabilities approximate fair value, and therefore the adoption of SFAS No. 159 had no effect on the reported amounts of these assets and liabilities.  In addition, the Company has the option to elect fair value accounting for its investments in internet-based E-commerce businesses.  The Company has elected to continue to account for these investments using the methods in place at December 31, 2007, as described below under “Investments”.  Therefore, the adoption of SFAS No. 159 had no impact on the Company’s financial position, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 amends SFAS No. 157 by incorporating an example that illustrates key considerations in determining the fair value of a financial asset in an inactive market.  It is intended to clarify application issues, and emphasize the measurement principles of SFAS No. 157, including the objective of fair value measurements, distressed transactions, relevance of observable data and management’s assumptions.  FSP FAS 157-3 was effective as of October 10, 2008 and applicable to prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no effect on the Company’s financial position, results of operations, or cash flows.

Future Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 141(R) replaces SFAS No. 141 and SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements.  Together, SFAS No. 141(R) and SFAS No. 160 substantially increase the use of fair value and make significant changes to the way companies account for business combinations and noncontrolling interests.  Specifically, they will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be initially measured and remeasured at fair value in each subsequent reporting period, acquisition-related costs to be expensed, and noncontrolling interests in subsidiaries to be initially measured at fair value and classified as a separate component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  They are to be applied prospectively, with one exception relating to income taxes.  The Company will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009, and is currently evaluating the impact of these adoptions on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  It does not change the accounting for traditional types of convertible debt securities that do not have a cash settlement feature, and does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument.  FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008.  It should be applied retrospectively to all past periods presented, even if the convertible debt security has matured, been converted or otherwise extinguished as of the FSP’s effective date.  The Company does not expect that the adoption of FSP APB 14-1 on January 1, 2009 will have any effect on its financial position, results of operations, or cash flows.

On June 25, 2008, the FASB ratified Emerging Issues Task Force Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The Task Force reached a consensus on how an entity should evaluate whether an instrument (or an embedded feature) is indexed to its own stock, how the currency in which the instrument is denominated affects the determination of whether the instrument is indexed to a company’s own stock, and how an issuer should account for market-based employee stock option valuation instruments.  EITF 07-5 is effective for fiscal years and interim periods beginning after December 31, 2008, and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings.  Early adoption is not permitted.  The Company does not expect that the adoption of EITF 07-5 on January 1, 2009 will have any effect on its financial position, results of operations, or cash flows.

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

Significant estimates required for the preparation of the consolidated financial statements included in Item 15 of this Report were those related to goodwill, investments, deferred income tax assets, liabilities, contingencies surrounding litigation, and stock-based compensation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances.

Revenue recognition

The Company’s revenue is comprised primarily of amounts received in connection with the licensing of its patents.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed and determinable, and collection of the resulting receivable is reasonably assured.  Revenues where collectibility is not assured are recognized when the total cash collections to be retained by the Company are finalized.

Goodwill

The Company’s goodwill relates to an investment in a subsidiary company that holds the rights to some of the Company’s patents.  The Company assesses the fair value of its goodwill based upon the fair value of the Company as a consolidated entity.  Beginning in 2005, the Company’s valuation was based upon its market capitalization.  Management believed this to be the most reasonable method at the time, given the absence of a predictable revenue stream and the corresponding inability to use an alternative valuation method for the Company’s patents, such as a discounted cash flow analysis.  For the year ended December 31, 2008, given the success that the Company has realized to date with respect to its patent litigation, the Company was able to use a discounted cash flow analysis to value its patents.  At December 31, 2008, the fair value of the Company’s net assets significantly exceeded their book value, and therefore the Company’s management determined that no impairment was present.

We cannot predict the occurrence of future events that might adversely affect the reported value of the goodwill.  Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, judgments on the validity of the Company’s VoIP Patent Portfolio, or other factors not known to management at this time.

Investments

The Company holds investments in two private companies:  a minority preferred share investment in Buddy Media, Inc. and a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC.  The Company sold its equity interest in LIMOS.com, LLC in the fourth quarter of 2008.

The Buddy Media, Inc. preferred shares do not have a readily determinable fair value, and are convertible into common stock that also does not have a readily determinable fair value.  The investment is accounted for under the cost method, which requires the fair value of the securities to be estimated quarterly using the best available information as of the evaluation date in order to determine whether there have been any other than temporary impairments in the investment’s carrying value.  A determination that the investment was other than temporarily impaired would require that it be written down to its fair value, with the loss recorded in earnings in the period of the write down.  The fair value is estimated according to the guidelines of SFAS No. 157, Fair Value Measurements.  Given the nature of the investments it is based upon Level 3 inputs, such as recent financing rounds of the investee and other investee-specific information.  Based on the Company’s analysis of Buddy Media’s financial statements and projections as at December 31, 2008, the Company concluded that there has been no impairment in the fair value of its investment.

As discussed in more detail in Note 5 of the consolidated financial statements, the Company accounted for its investment in LIMOS.com LLC, and currently accounts for its investment in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), using the equity method.  Under this method, the investments are carried at cost, plus or minus the Company’s share of increases and decreases in the investee’s net assets and certain other adjustments.  The Company’s share of the net income or loss of the investee is reported separately in the Company’s income statement, and any dividends received from the investee are credited to the investment account.  The Company also recognizes any other-than-temporary impairments of equity method investments.  Based on an analysis of Knight’s Bridge GP at December 31, 2008, management concluded that its equity investment was not impaired.

Liabilities

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business.  On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation.  Based on this evaluation, the Company determines whether a liability accrual is appropriate.  If the likelihood of a negative outcome is probable, and the amount is estimable, the Company accounts for the liability in the current period.  At this time, the Company does not believe that the outcome of the litigation in which it is currently involved will have a material adverse impact on its business, results of operations, financial position or liquidity.

Stock-Based Compensation

At December 31, 2008, the Company has several stock-based compensation plans, which are described more fully in Note 16 to the consolidated financial statements.  The Company calculates stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as revised December 2004 (“SFAS No. 123(R)”), which it was required to adopt in the first quarter of 2006.  The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity.

All options are granted with an exercise price that is equal to, or greater than, the market value of the Company’s common stock on the date of grant, and the options vest in four equal installments beginning one year from the grant date.  The Company estimates the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following assumptions:  an expected volatility determined as a weighted average of the Company’s volatility and its peer group’s volatility, the discount window primary credit rate for the appropriate term, as supplied by the Federal Reserve, an expected term of 4.75 years as calculated according to the provisions of SEC Staff Accounting Bulletin No. 110, and a dividend yield of zero.

At December 31, 2008, the Company had unrecognized stock-based compensation expense of $126, which is expected to be recognized over a weighted-average period of approximately 12 months.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash and cash equivalents are deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, at December 31, 2008 we had no variable or fixed rate debt instruments outstanding.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2008.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and supplementary data beginning on pages F-1 and S-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

C2’s management carried out an evaluation, as required by Rule 13a-15(b) of the Exchange Act, with the participation of our principal executive officer and our principal financial officer (the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report, such that the information relating to C2 and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to C2’s management, including our Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on its assessment using these criteria, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.  The Company will require an auditor's attestation regarding the effectiveness of internal controls to be included as a report submitted with the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2009.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age (1)	Title
Allan C. Silber	60	Chairman of the Board and Chief Executive Officer
Hal B. Heaton	58	Director (2), (3), (4)
Henry Y.L. Toh	51	Director (2), (3), (4)
Samuel L. Shimer	45	Director (2)
David L. Turock	51	Director (2), (5)
Stephen A. Weintraub	61	Executive Vice President, Corporate Secretary and Chief Financial Officer

(1)	As of December 31, 2008.
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee
(5)	Appointed to the Board of Directors January 16, 2008

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years:

Allan C. Silber, Chairman of the Board and Chief Executive Officer.  Mr. Silber was elected to the Board of Directors as a Class II director in September 2001.  He was appointed as Chairman of the Board in November 2001, a position he held until October 2004, and was again appointed as Chairman of the Board in March 2005.  Mr. Silber is the Chairman and CEO of Counsel Corporation, which he founded in 1979, the Chairman of Knight’s Bridge Capital Partners Inc., a wholly-owned subsidiary of Counsel that is a financial services provider, and the Chairman and CEO of Terra Firma Capital Corporation, a TSX Venture Exchange listed company of which Counsel owns approximately 23%.  Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

Hal B. Heaton, Director.  Dr. Heaton was appointed by the Board of Directors as a Class II director on June 14, 2000 to fill a Board vacancy.  In March 2005, Mr. Heaton was appointed as Chairman of the Special Committee of Independent Directors.  From 1983 to the present he has been a professor of Finance at Brigham Young University and between 1988 and 1990 was a visiting professor of Finance at Harvard University.  Dr. Heaton holds a Bachelor’s degree in Computer Science/Mathematics and a Master’s in Business Administration from Brigham Young University, as well as a Master’s degree in Economics and a Ph.D. in Finance from Stanford University.

Henry Y.L. Toh, Director.  The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992.  Mr. Toh became President of C2 in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996.  Mr. Toh was appointed as Chairman of the Audit Committee in March 2005.  Mr. Toh has been President and CEO, and a director, of Amerique Investments since 1992.  Additionally, he has been Executive Vice President and a director of InovaChem, Inc., a development stage research and development company in specialized chemistry, since February 2008.  Mr. Toh has served as a director of iDNA, Inc., a specialized finance and entertainment company, since 1998; a director of Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, since 2001; a director of Isolagen, Inc., a biotechnology company, since 2004; and a director of American Surgical Holdings, Inc. since 2006.  Mr. Toh is a graduate of Rice University.

Samuel L. Shimer, Director.  Mr. Shimer was appointed by the Board of Directors as a Class I director on April 15, 2001 to fill a Board vacancy.  He was appointed Senior Vice President, Mergers & Acquisitions and Business Development on February 12, 2003 and he terminated his employment with the Company on February 27, 2004 to join J. H. Whitney & Co., a private equity fund management company, where he remains as a Partner.  From 1997 to February 2003 he was employed by Counsel as a Managing Director.  From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal.  Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master’s of Business Administration degree from Harvard Business School.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2008, with two exceptions.  David Turock, a Director, failed to file a timely Form 3.  As well, Counsel Communications LLC, a wholly-owned subsidiary of Counsel, failed to file a timely Form 4.  As of the date of filing this Report, both Mr. Turock and Counsel Communications LLC are in compliance with Section 16(a) reporting requirements.

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

Corporate Governance

Board Meetings and Committees
The Board held four meetings during the fiscal year ended December 31, 2008.  The Board has designated two standing committees:  the Audit Committee and the Compensation Committee.  C2 does not have a nominating or a corporate governance committee.  However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board.  There are no specific criteria for Director nominees; however, the Board looks for individuals who are independent and knowledgeable with respect to general business matters.  There has been no material change in the procedures by which our shareholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee
The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence.  The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements.  Its membership is currently comprised of Mr. Toh (Chairman) and Mr. Heaton, both independent directors.  The Audit Committee held four meetings during the fiscal year ended December 31, 2008.  On June 9, 2000, the Board of Directors approved C2’s Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002.  A copy of the current Audit Committee Charter is available on the Company’s website www.c-2technologies.com.

Audit Committee Financial Expert
The Board has determined that Mr. Henry Y.L. Toh is an Audit Committee financial expert as defined by Item 407(d) of Regulation S-K and is “independent” as such term is defined under Nasdaq Marketplace Rules and applicable federal securities laws and regulations.

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
•       Long-Term Equity-Based Compensation

We utilize each of these elements of executive compensation to ensure proper balance between our short- and long-term success as well as between our financial performance and shareholder return. In this regard, we believe that the executive compensation program for our named executive officers is consistent with our financial performance and the performance of each named executive officer.

Our Named Executive Officers for 2008

This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year.  During 2006, 2007 and 2008, our named executive officers consisted of the following officers:

Allan C. Silber - our Chairman of the Board and Chief Executive Officer. Mr. Silber is the Chairman and CEO of Counsel Corporation, our majority shareholder, which he founded in 1979.

Stephen A. Weintraub – our Executive Vice President, Corporate Secretary and Chief Financial Officer since December 2005. Mr. Weintraub is the Executive Vice President, Corporate Secretary and Chief Financial Officer of Counsel Corporation.

Except for the CEO, our company had no paid employees during 2007 and 2008.

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

Except for the CEO, the Company had no paid employees during 2007 and 2008.  As noted above, the Company’s CEO, Mr. Allan Silber, is also the CEO of Counsel.  Mr. Silber’s annual salary of $137.5, and a discretionary bonus of up to 100% of his base salary, have been fixed at these amounts since 2005.

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

We believe that stock options will continue to be used as the predominant form of stock-based compensation.  The most recent option grants occurred in 2006, when Mr. Silber, as well as other employees of Counsel who receive no direct compensation from the Company, were awarded a total of 455,000 options to purchase common stock.

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

Executive and Director Compensation – Tabular Disclosure

Please note that all amounts reported in the tables below, and the accompanying notes, are in dollars, rounded to the nearest dollar.

Summary Compensation Table

The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2008, 2007 and 2006 by our Named Executive Officers. We have no other officers or employees whose compensation is $100,000 or more.  As discussed below and in Item 13, certain employees of Counsel provide services to C2, and compensation for those services is provided and paid for under the terms and provisions of a Management Services Agreement (the “Agreement”) entered into between Counsel and C2.

Name and Principal Position	Year	Salary	Bonus	Option Awards[1]	Total
Allan Silber	2008	$137,500	$137,500	$33,563	$308,563
Chairman of the Board and Chief	2007	137,500	—	33,563	171,063
Executive Officer	2006	137,500	—	13,982	151,482

Stephen Weintraub	2008	—	—	12,375	12,375
Executive Vice President, Chief	2007	—	—	12,375	12,375
Financial Officer and Corporate Secretary	2006	—	—	5,155	5,155

1 The amounts reported in this column relate solely to compensation expense associated with options issued in 2006.  Please see the “Grants of Plan-Based Awards for the Year Ended December 31, 2006” table, as included in our Annual Report on Form 10-K for the year ended December 31, 2006, for details of these options.

Grants of Plan-Based Awards

There were no grants of plan-based awards to the Chief Executive Officer and Chief Financial Officer during the years ended December 31, 2007 and 2008.  During 2006, the Chief Executive Officer was granted 300,000 options to purchase common stock, and the Chief Financial Officer was granted 75,000 options to purchase common stock.  Please see the “Grants of Plan-Based Awards for the Year Ended December 31, 2006” table, as included in our Annual Report on Form 10-K for the year ended December 31, 2006, for details of these options.

Allan Silber, the CEO of C2, is an employee of Counsel.  As CEO of C2, he is entitled to an annual salary of $137,500, plus a discretionary bonus of up to 100% of the base salary.  Mr. Silber was awarded his full bonus entitlement in 2008 in recognition of his involvement in the successful prosecution and settlement of the Company’s patent infringement litigation.  There were no bonus awards in 2007 or 2006.

Stephen Weintraub, the CFO of C2, is an employee of Counsel.  Mr. Weintraub has no employment contract with C2.  The cost of Mr. Weintraub’s services to C2 is a component of the Agreement between C2 and Counsel.  The Agreement was first entered into in December 2004 and successive Agreements have been entered into in each subsequent year.  Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by certain Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  For the year ended December 31, 2008, the cost was $360,000.  For the years ended December 31, 2007 and 2006, the cost was $225,000.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  The Company expects that Counsel will continue to provide these services in 2009 on the same cost basis.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the detail of outstanding equity awards, as regards exercisable and unexercisable options, at December 31, 2008.

Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable[1]	Option Exercise Price($/Sh)	Option Expiration Date
Allan Silber	112,500	112,500	$ 0.66	August 1, 2013
Allan Silber	37,500	37,500	1.11	August 1, 2013
Stephen Weintraub	37,500	37,500	1.01	August 1, 2013

1 The options vest 25% annually beginning on the first anniversary of the grant date, which was August 1, 2006 for all options reported in this table.

Compensation of Directors

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2008 by each person serving as a director.

Name	Fees Earned or Paid in Cash	Option Awards[1]	Total
Henry Y.L. Toh	$43,000	$5,334	$48,334
Hal B. Heaton	35,000	5,334	40,334
Samuel L. Shimer	24,000	5,334	29,334
David L. Turock	24,000	1,670	25,670

1 The options vest 25% annually beginning on the first anniversary of the grant date.  The amount reported in this column relates to compensation expense associated with options issued in each year from 2004 to 2008.  The table below provides information regarding the current year compensation expense and grant date fair value of each option award underlying the reported 2008 compensation expense.

DETAIL OF DIRECTOR OPTION AWARDS EXPENSE
Name	Grant Date	Number of Options Awarded	Grant Date Fair Value of Option Award	2008 Expense
Henry Y.L. Toh	August 10, 2004	10,000	$ 5,400	$ 788
	April 1, 2005	10,000	3,600	900
	April 3, 2006	10,000	3,300	825
	April 2, 2007	10,000	4,600	1,150
	March 31, 2008	10,000	8,700	1,671
				$ 5,334

Hal B. Heaton	August 10, 2004	10,000	$ 5,400	$ 788
	April 1, 2005	10,000	3,600	900
	April 3, 2006	10,000	3,300	825
	April 2, 2007	10,000	4,600	1,150
	March 31, 2008	10,000	8,700	1,671
				$ 5,334

Samuel L. Shimer	August 10, 2004	10,000	$ 5,400	$ 788
	April 1, 2005	10,000	3,600	900
	April 3, 2006	10,000	3,300	825
	April 2, 2007	10,000	4,600	1,150
	March 31, 2008	10,000	8,700	1,671
				$ 5,334

David L. Turock	March 31, 2008	10,000	8,700	$ 1,671

Each director who is not employed by C2 or by Counsel receives a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded on March 31 or the next business day.  In addition, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per year.  The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors.  No discretionary stock options were awarded to the non-employee directors during 2008, 2007 or 2006.  300,000 stock options were awarded to Allan Silber during 2006.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee reviews and approves the compensation for executive employees.  The Compensation Committee Charter was first approved by C2’s Board of Directors on February 12, 2003 and was subsequently revised on December 9, 2005.  The Compensation Committee Charter is available on the Company’s website www.c-2technologies.com.

According to the Compensation Committee’s charter, the majority of the members must be independent directors.  The membership is currently comprised of Messrs. Heaton (Chairman) and Toh, both independent directors.  The Compensation Committee held no meetings during the fiscal year ended December 31, 2008.

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

Compensation Committee Report

The following paragraphs in this section constitute information required pursuant to Section 407(e)(5) of Regulation S-K promulgated under the Securities Act. In accordance with these rules, the information so provided is “”furnished”, not “filed” with the SEC.

1.           The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) set forth above with the management of the Company; and

2.           Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and, as applicable, the Company’s proxy statement.

By the Compensation Committee:

/s/ Hal. B. Heaton

Hal B. Heaton, Chairman

/s/ Henry Y.L. Toh

Henry Y. L. Toh

Stock Option Plans

At December 31, 2008, the Company had five stock-based employee compensation plans, which are described below.  All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director.  Each option is immediately exercisable for a period of ten years from the date of grant.  The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan.  No options were granted or exercised under this plan in 2008 and 2007.  As of December 31, 2008 and 2007, no options to purchase shares were outstanding, and no options expired in 2008 and 2007.

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion.  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee.  The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan.  As of December 31, 2008 and 2007, there were no options outstanding under the 1995 Employee Plan.  No options were granted or exercised in 2008 or 2007 under the 1995 Employee Plan.

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

As of December 31, 2008, there were options to purchase 237,361 shares (2007 – 238,611 shares) of the Company’s common stock outstanding under the 1997 Plan.  112,500 of these options, with an exercise price of $0.66 per share, were unvested at December 31, 2008 (2007 – 168,750).  They will vest in 2009 and 2010.  112,500 options with an exercise price of $0.66 per share were vested at December 31, 2008 (2007 – 56,250).  12,361 options with exercise prices of $1.40 to $111.26 per share were vested at December 31, 2008 (2007 – 13,611 options with exercise prices of $1.40 to $111.26 per share).  The options with an exercise price of $0.66 must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company.  The remaining options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company.  The Company has not awarded any SARs under the 1997 Plan.  During 2008, no options to purchase shares of common stock were issued, and 1,250 options expired.  During 2007, no options to purchase shares of common stock were issued, and 1,000 options expired.  There were no exercises during 2008 or 2007.

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

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted.  As of December 31, 2008, there were options to purchase 638,250 shares (2007 - 598,250 shares) of the Company’s common stock outstanding under the 2003 Plan.  The outstanding options vest over four years at exercise prices ranging from $0.51 to $3.00 per share.  During 2008, 40,000 options (2007 – 30,000 options) were granted.  During 2008 and 2007 no options to purchase shares of common stock were forfeited or expired.  There were no options exercised during 2008 and 2007, and no SARs have been issued under the 2003 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Please see Item 5 for detail of the Company’s securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the ownership of our common stock as of February 26, 2009 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.  As of February 26, 2009, there are 22,745,530 shares of common stock and 594 shares of Series N Preferred stock issued and outstanding.  Each share of Series N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned
Allan C. Silber	150,000(3)	1%
Hal B. Heaton	42,948(4)	*%
Henry Y.L. Toh	41,413(4)	*%
Samuel L. Shimer	35,000(5)	*%
David L. Turock	2,500(4)	*%
Stephen A. Weintraub	37,500(6)	*%
Counsel Corporation and subsidiaries 40 King Street West Suite 3200 Toronto, Ontario M5H 3Y2	20,644,481	90%
All Executive Officers and Directors as a Group (6 people)	309,361	1%

*	Indicates less than one percent

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

(3)
Represents shares of common stock issuable pursuant to options.  Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, and a beneficial owner of approximately 6,628,776 shares or 14.1% of the outstanding common stock (11.2% of the outstanding voting shares) of Counsel.  Mr. Silber disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

(4)	Represents shares of common stock issuable pursuant to options.

(5)
Represents shares of common stock issuable pursuant to options.  Mr. Shimer is a beneficial owner of 819,011 shares in Counsel, which represents a 1.7% beneficial ownership of Counsel. Mr. Shimer disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

(6)
Represents shares of common stock issuable pursuant to options.  Mr. Weintraub is Executive Vice President, Secretary and Chief Financial Officer of Counsel and a beneficial owner of 401,901 shares in Counsel, which represents less than 1% beneficial ownership of Counsel.  Mr. Weintraub disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

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

Transactions with Counsel

At December 31, 2008, C2 had no indebtedness to Counsel.   The details of the individual notes payable to Counsel at December 31, 2007, which were repaid during 2008, are presented below.

Collateralized Promissory Note and Loan Agreement

During the fourth quarter of 2003, Counsel advanced the sum of $5,600 to C2, evidenced by a promissory note.  In January 2004, C2 and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which additional periodic loans were made from time to time (collectively and as amended, the “Promissory Note”).  The Promissory Note accrued interest at 10% per annum compounded quarterly from the date funds were advanced.  The loan was amended several times and the maturity date of the loan plus accrued interest was extended to December 31, 2008.  The Promissory Note was secured by the assets of the Company and was subject to certain events of default.  There were no conversion features associated with the Promissory Note.  The outstanding balance at December 29, 2006 (including principal and accrued interest), prior to the December 30, 2006 debt forgiveness by Counsel, was $41,897. At December 31, 2006 and 2007, C2 was indebted to Counsel in the amount of $6 and $2,288, respectively.

Secured Loan to C2

To fund the acquisition of the WorldxChange Communications, Inc. assets and operations on June 4, 2001, Counsel provided a loan (the “Initial Loan”) to C2 in the aggregate amount of $15,000.  On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743, including accrued interest, to C2 in exchange for a new loan bearing interest at 10% per annum compounded quarterly and payable on maturity of the loan (“the New Loan”).  Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provided for certain mandatory prepayments upon written notice from Counsel.  The New Loan was subject to certain events of default.  It was amended several times and the maturity date of the loan plus accrued interest was extended to December 31, 2008.  There were no conversion features associated with the New Loan.  As of December 29, 2006, the total outstanding debt under the New Loan (including principal and accrued interest), prior to the December 30, 2006 debt forgiveness by Counsel, was $13,428.  At December 31, 2006 and 2007 total outstanding debt under the New Loan was $0 and $47, respectively.

Counsel Management Services

Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by certain Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  For the year ended December 31, 2008, the cost was $360.  For the years ended December 31, 2007 and 2006, the cost was $225.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  The Company expects that Counsel will continue to provide these services in 2009 on the same cost basis.

Director Independence

Our Board is subject to the independence requirements under the applicable SEC rules and regulations and Nasdaq Marketplace Rules.  Pursuant to the requirements, the Board undertook its annual review of director independence.  During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and C2 and its subsidiaries and affiliates.  The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.   As a result of this review, the Board affirmatively determined that during 2008 that Mr. Toh, Mr. Heaton, Mr. Shimer and Mr. Turock are independent for purposes of the independence requirements.  The Board further determined that each of the foregoing directors met the independence requirements needed to serve on the Board committees for which they serve.

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

On December 12, 2007, the Company was informed by Mintz that it had reached an agreement with Deloitte & Touche LLP, whereby Deloitte & Touche LLP acquired Mintz’s public accounting practice.  The transaction was completed on January 29, 2008.  Effective that date, both firms were operating under the name Deloitte & Touche LLP (“Deloitte & Touche”) and Mintz ceased providing services as a separate entity.

Fees paid or expected to be paid to Deloitte & Touche, our independent registered public accounting firm for the fiscal periods ended December 31, 2008 and 2007, are set forth below.

	Year Ended December 31,
	2008	2007
Audit fees	$88	$94
Audit-related fees	—	11
Tax fees	—	17
All other fees	—	—
Total	$88	$122

Fees paid to BDO Seidman, LLP, our independent registered public accounting firm for the period May 17, 2004 to November 16, 2006, for the fiscal period ended December 31, 2007 are set forth below.

Year Ended December 31,
2007
Audit fees	$20
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$20

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements for the years ended December 31, 2007 and 2008, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2007 and 2008, and services in connection with our statutory and regulatory filings for the years ended December 31, 2007 and 2008.  They amounted to $114 and $88, respectively.

Audit-Related Fees

Audit related fees are for assurance and related services that are reasonably related to the audit and reviews of our financial statements for the years ended December 31, 2007 and 2008, exclusive of the fees disclosed as Audit Fees above.  These fees include benefit plan audits and accounting consultations, which amounted to $11 and $0 for the respective years.

Tax Fees

Tax fees are for services related to tax compliance, consulting and planning services for the years ended December 31, 2007 and 2008 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services.  Tax fees amounted to $17 and $0 for the respective years.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2007 and 2008.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy to pre-approve services performed by the independent registered public accounting firm.  All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer.  The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee.  If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination.  The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chairman or any of its other members pursuant to delegated authority) for approval.
`
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

1.    Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.    Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended (2)

10.1*	1997 Recruitment Stock Option Plan. (3)

10.2*	2001 Stock Option and Appreciation Rights Plan. (4)

10.2.1*	2003 Stock Option and Appreciation Rights Plan. (5)

10.3	Securities Purchase Agreement dated as of October 14, 2004. (7)

10.4	Registration Rights Agreement dated as of October 14, 2004. (7)

10.5	Common Stock Purchase Warrant issued October 14, 2004. (7)

10.6*	Counsel Management Agreement. (8)

10.7	Fourth Amendment to Amended and Restated Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated January 30, 2004, dated as of July 6, 2005 (9)

10.8
Seventh Amendment to Senior Convertible Loan and Security Agreement between C2 Global Technologies Inc. and Counsel Corporation and Counsel Capital Corporation dated March 1, 2001, dated as of July 6, 2005 (9)

10.9	Promissory Note for $6,315.53 dated December 31, 2006 between C2 Global Technologies Inc. and Counsel Corporation. (10)

Exhibit Number	Title of Exhibit

10.10	Promissory Note for $1,613,000.00 dated March 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (11)

10.11	Promissory Note for $56,250.00 dated March 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (11)

10.12	Promissory Note for $142,050.31 dated March 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (11)

10.13	Promissory Note for $147,000.00 dated June 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (12)

10.14	Promissory Note for $56,250.00 dated June 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (12)

10.15	Promissory Note for $44,826.30 dated June 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (12)

10.16	Promissory Note for $672,961.16 dated September 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.17	Promissory Note for $56,250.00 dated September 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.18	Promissory Note for $73,295.21 dated September 30, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.19	The Pledge Agreement dated as of September 21, 2007. (14)

10.20	The Priorities Agreement dated as of September 21, 2007. (14)

10.21	Fifth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated June 4, 2001, dated as of December 31, 2007 (15)

10.22	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation (US) dated June 4, 2001, dated as of December 31, 2007 (15)

10.23	Fifth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of December 31, 2007 (15)

10.24	Promissory note for $145,000.00 dated November 14, 2007 between C2 Global Technologies Inc. and Counsel Corporation (US) (15)

10.25	Promissory Note for $120,000.00 dated December 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (15)

10.26	Promissory Note for $56,250.00 dated December 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (15)

10.27	Promissory Note for $61,351.77 dated December 31, 2007 between C2 Global Technologies Inc. and Counsel Corporation. (15)

10.28	Settlement and License Agreement dated as of February 18, 2008 (16)

10.29	Settlement and License Agreement dated as of February 27, 2008 (16)

10.30	Settlement and License Agreement dated as of May 30, 2008 (17)

Exhibit Number	Title of Exhibit

10.31	Settlement and License Agreement dated as of September 25, 2008 (18)

10.32	Stipulation of Dismissal with Prejudice dated as of March 12, 2009 (filed herewith)

14	C2 Global Technologies Inc. Code of Conduct. (6)

21	List of subsidiaries. (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

23.2	Consent of Mintz & Partners LLP (filed herewith)

31.1	Certification of the CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S. C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

*      Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, file number 0-17973.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.

(3)	Incorporated by reference to our Definitive Proxy Statement for the October 7, 1997 annual stockholder meeting.

(4)	Incorporated by reference to our Definitive Proxy Statement for the September 7, 2001 annual stockholder meeting.

(5)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2004.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2007.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on September 26, 2007, file number 0-17973.

(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007.

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

C2 GLOBAL TECHNOLOGIES INC.
(Registrant)

Dated: March 18, 2009	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board and Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board of Directors and Chief	March 18, 2009
Allan C. Silber	Executive Officer

/s/Stephen A. Weintraub	Executive Vice President, Chief Financial Officer and	March 18, 2009
Stephen A. Weintraub	Corporate Secretary

/s/ Catherine A. Moran	Vice President of Accounting and Controller	March 18, 2009
Catherine A. Moran

/s/ Hal B. Heaton	Director	March 18, 2009
Hal B. Heaton

/s/ Samuel L. Shimer	Director	March 18, 2009
Samuel L. Shimer

/s/ Henry Y. L. Toh	Director	March 18, 2009
Henry Y.L. Toh

/s/ David L. Turock	Director	March 18, 2009
David L. Turock

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

Schedule of Valuation and Qualifying Accounts

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
C2 Global Technologies Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of C2 Global Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years then ended.  We also audited the financial statement schedule listed in the index at item S-1.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of C2 Global Technologies Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Licensed Public Accountants
Toronto, Canada
March 12, 2009

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

Mintz & Partners LLP
Toronto, Ontario

March 1, 2007

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2008 and 2007
(In thousands of $US, except share and per share amounts)

	2008	2007

ASSETS
Current assets:
Cash	$4,076	$67
Deferred income tax assets (Note 12)	875	1,000
Other current assets	77	17
Total current assets	5,028	1,084
Other assets:
Intangible assets, net (Note 8)	—	20
Goodwill (Note 8)	173	173
Investments (Note 5)	242	519
Total assets	$5,443	$1,796

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$472	$402
Notes payable to a related party (Note 9)	—	2,335
Total liabilities	472	2,737

Commitments and contingencies (Notes 2, 10 and 11)

Stockholders’ equity (deficit):
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 594 Class N shares at December 31, 2008 and 607 Class N shares at December 31, 2007, liquidation preference of $594 at December 31, 2008 and $607 at December 31, 2007	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 22,745,530 shares at December 31, 2008 and 23,095,010 shares at December 31, 2007	227	231
Additional paid-in capital	274,761	274,672
Accumulated deficit	(270,023)	(275,850)
Total stockholders’ equity (deficit)	4,971	(941)
Total liabilities and stockholders’ equity (deficit)	$5,443	$1,796

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2008, 2007 and 2006
(In thousands of $US, except per share amounts)

	2008	2007	2006

Revenue
Patent licensing	$17,625	$—	$—

Operating costs and expenses:
Patent licensing	10,729	—	—
Selling, general and administrative	1,273	1,216	1,281
Depreciation and amortization	20	20	20
Total operating costs and expenses	12,022	1,236	1,301
Operating income (loss)	5,603	(1,236)	(1,301)
Other income (expense):
Other income (expense)	17	(288)	155
Interest expense – third party	—	(12)	(510)
Interest expense – related party (Note 9)	(43)	(184)	(10,390)
Total other income (expense)	(26)	(484)	(10,745)
Income (loss) from continuing operations before the undernoted	5,577	(1,720)	(12,046)
Income tax expense (recovery) (Note 12)	125	(1,000)	—
Earnings (loss) of equity accounted investments (net of $0 tax) (Note 5)	(38)	6	—
Gains on sale of equity accounted investments (Note 5)	425	75	—
Income (loss) from continuing operations	5,839	(639)	(12,046)
Income (loss) from discontinued operations (Note 6)	(12)	(6)	4,370
Net income (loss) and comprehensive income (loss)	$5,827	$(645)	$(7,676)

Weighted average common shares outstanding	22,907	23,095	19,258
Weighted average preferred shares outstanding	1	1	1

Net income (loss) per share – basic and diluted: (Note 4)

Income (loss) from continuing operations
Common shares	$0.25	$(0.03)	$(0.63)
Preferred shares	$10.19	N/A	N/A

Income (loss) from discontinued operations
Common shares	$—	$—	$0.23
Preferred shares	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2008, 2007 and 2006
(In thousands of $US, except share amounts)

					Additional
	Preferred stock		Common stock		paid-	Accumulated
	Shares	Amount	Shares	Amount	in capital	Deficit	Total

Balance at December 31, 2005	617	$6	19,237,135	$192	$189,162	$(267,302)	$(77,942)
Conversion of Class N preferred stock to common stock	(6)	—	240	—	—	—	—
Conversion of related party debt to common stock (1)	—	—	3,847,475	39	3,347	—	3,386
Forgiveness of related party debt (2)	—	—	—	—	80,196	—	80,196
Transfer of warrant to equity (3)	—	—	—	—	430	(227)	203
Beneficial conversion feature on certain convertible notes payable to related party	—	—	—	—	1,225	—	1,225
Compensation cost related to stock options	—	—	—	—	139	—	139
Net loss	—	—	—	—	—	(7,676)	(7,676)
Balance at December 31, 2006	611	6	23,084,850	231	274,499	(275,205)	(469)
Conversion of Class N preferred stock to common stock	(4)	—	160	—	—	—	—
Conversion of third party debt to common stock (4)	—	—	10,000	—	7	—	7
Compensation cost related to stock options	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	(645)	(645)
Balance at December 31, 2007	607	6	23,095,010	231	274,672	(275,850)	(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—
Cancellation of common stock (5)	—	—	(350,000)	(4)	4	—	—
Compensation cost related to stock options	—	—	—	—	85	—	85
Net income	—	—	—	—	—	5,827	5,827
Balance at December 31, 2008	594	$6	22,745,530	$227	$274,761	$(270,023)	$4,971

(1)	The Company issued 3,847,475 common shares of the Company in exchange for $3,386 of related party debt, as discussed in Note 2.

(2)	Contemporaneous with the issuance of common shares described in (1) above, the remaining $80,196 of related party debt outstanding at December 30, 2006 was forgiven, as discussed in Note 2.

(3)
The Company adopted FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements in the fourth quarter of 2006, at which time it reclassified the warrant to purchase common stock from long-term liabilities to equity, as discussed in Note 9.

(4)	In connection with the payment of a note payable to a third party, the Company converted a portion of the note into 10,000 common shares, as discussed in Note 9.

(5)	In connection with the June 2008 settlement of a derivative lawsuit, the Company agreed to cancel 350,000 common shares, as discussed in Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2008, 2007 and 2006
(In thousands of $US)
	2008	2007	2006

Cash flows from operating activities:
Net income (loss) from continuing operations	$5,839	$(639)	$(12,046)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20	20	20
Equity interests in significantly influenced companies	38	(6)	—
Gain on sale of portfolio investments	(425)	(75)	—
Stock compensation expense	85	166	139
Amortization of discount and debt issuance costs on convertible note payable	—	8	298
Accrued interest added to notes payable to a related party	—	184	7,542
Amortization of discount and debt issuance costs on notes payable to a related party	—	—	2,848
Non-cash cost of prepayment of third party debt	—	224	—
Mark to market adjustment of warrant to purchase common stock	—	—	(78)

Changes in operating assets and liabilities:
Decrease (increase) in other assets	(60)	(9)	177
Decrease (increase) in deferred income tax asset	125	(1,000)	—
Increase (decrease) in accounts payable and accrued liabilities	70	(148)	(1,224)
Net cash provided by (used in) operating activities by continuing operations	5,692	(1,275)	(2,324)
Net cash used in operating activities by discontinued operations	(12)	(6)	(142)
Net cash provided by (used in) operating activities	5,680	(1,281)	(2,466)

Cash flows from investing activities:
Purchase of portfolio investments	(125)	(595)	—
Redemption of portfolio investments	—	1,100	—
Sale of portfolio investments	781	150	—
Cash distributions from portfolio investments	8	7	—
Net cash provided by (used in) investing activities of continuing and discontinued operations	664	662	—

Cash flows from financing activities:
Increase in notes payable to a related party	—	3,245	2,401
Repayment of notes payable to a related party	(2,335)	(1,100)	—
Release of restricted cash to pay convertible note payable	—	—	1,506
Repayment of convertible note payable	—	(1,462)	(1,765)
Net cash provided by (used in) financing activities of continuing and discontinued operations	(2,335)	683	2,142
Increase (decrease) in cash	4,009	64	(324)
Cash at beginning of year	67	3	327
Cash at end of year	$4,076	$67	$3

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31, 2008, 2007 and 2006
(In thousands of $US)

	2008	2007	2006

Supplemental schedule of non-cash investing and financing activities:
Disposition of telecommunications business in exchange for assumption of liabilities	$—	$—	$4,324
Discount in connection with convertible notes payable to related parties	—	—	1,225
Conversion of notes payable to a third party to common stock	—	7	—
Conversion of notes payable to a related party to common stock	—	—	3,386
Forgiveness of related party debt	—	—	80,196

Supplemental cash flow information:
Taxes paid	—	—	4
Interest paid	43	21	304

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of $US, except share and per share amounts and where specifically indicated)

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

C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 (the “VoIP Patent”) and 6,438,124 (the “C2 Patent”) (together the “VoIP Patent Portfolio”), which it licenses.  The VoIP Patent, including a corresponding foreign patent and related international patent applications, was acquired from a third party in 2003.  At the time of acquisition, the vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure C2’s obligations under the associated purchase agreement, as discussed in Note 11.  The C2 Patent was developed by the Company.

Subsequent to the disposition of its Telecommunications business in September 2005, as discussed in Note 6 to these consolidated financial statements, licensing of intellectual property constitutes the primary business of the Company.  C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.  The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally.  At present, no ongoing royalties are being paid to the Company.  The Company plans to obtain ongoing licensing and royalty revenue from the target market for its patents, with the assistance of outside counsel, in order to realize value from its intellectual property.  In 2008, the Company entered into settlement and license agreements with six telecommunications companies and one associated supplier.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. (“Buddy Media”) and LIMOS.com LLC (“LIMOS.com”).  It continued its investment activities in the fourth quarter of 2007 with the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”).  In the second quarter of 2008, the Company increased its investments in Buddy Media and Knight’s Bridge GP.  In October 2008, the Company sold its investment in LIMOS.com, realizing a gain of $425.  These investments are discussed in more detail in Note 5.

Note 2 – Liquidity and Capital Resources

At December 31, 2008 the Company’s working capital was $4,556, as compared to a working capital deficit of $1,653 at December 31, 2007.  Cash increased by $4,009, from $67 at December 31, 2007 to $4,076 at December 31, 2008.  The primary reason for the improvement in the Company’s financial position is that during 2008 it recorded revenues and realized cash from continuing operations for the first time since 2004.  All of the revenue was derived from settlement and license agreements with telecommunications carriers, which the Company entered into in February, May and September 2008.  All amounts owing under these agreements were paid to the Company in 2008.  During 2008 the Company also received net cash of $664 from its portfolio investments.  This was composed of $781 net proceeds on the sale of LIMOS.com and $8 of cash distributions from Knight’s Bridge GP, less an investment of $124 in Buddy Media and $1 in Knight’s Bridge GP,

The Company’s liabilities at December 31, 2008 consisted solely of $472 in accounts payable and accrued liabilities, as compared to $402 of the same at December 31, 2007, resulting in net free cash holdings of $3,604 at December 31, 2008.  The Company had no commitments or off balance sheet arrangements at December 31, 2008.  The Company’s ongoing objective is to continue to enter into licensing and royalty agreements with respect to its patents.  Even if the Company does not enter into such agreements, it has sufficient cash resources to cover its currently estimated annual cash operating expenses of approximately $1,200.  At the current time, the Company has no available credit facilities, nor does it have any guarantees from related parties.  The Company’s other assets, consisting primarily of a deferred tax asset, investments in private companies, and goodwill, are not readily convertible to cash.

On an ongoing basis, the Company considers opportunities to invest its available cash.  At December 31, 2008 and the date of this Report, the Company had no investment commitments.

At December 31, 2008 the Company had no debt owing to its majority stockholder, Counsel Corporation (together with its subsidiaries, "Counsel") as compared to $2,335 owing at December 31, 2007.

Ownership Structure and Capital Resources

•	At December 31, 2008 the Company had stockholders’ equity of $4,971, as compared to a stockholders’ deficit of $941 at December 31, 2007.

•	The Company is 90.8% owned by Counsel. The remaining 9.2% is owned by public stockholders.

•
Beginning in 2001, Counsel invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196.  Counsel subsequently provided net advances of $2,151 through December 31, 2007, all of which were repaid, together with accrued interest, in the first quarter of 2008.

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

Significant estimates include revenue recognition, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of goodwill and intangibles, valuation of deferred income tax assets, liabilities, contingencies surrounding litigation, and stock-based compensation.  These estimates have the potential to significantly impact our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances.

Revenue recognition

The Company’s revenue is comprised primarily of amounts received in connection with the licensing of its patents.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed and determinable, and collection of the resulting receivable is reasonably assured.  Revenues where collectibility is not assured are recognized when the total cash collections to be retained by the Company are finalized.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents primarily with financial institutions in Toronto, Canada.  These accounts may from time to time exceed federally insured limits.  The Company has not experienced any losses on such accounts.

Intangible assets and goodwill

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (to be replaced by SFAS No. 141(R) effective January 1, 2009) and SFAS No. 142, Goodwill and Other Intangible Assets.  Effective January 1, 2009, the Company will also adopt FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  All business combinations are accounted for using the purchase method.  Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.  Intangible assets are recorded based on estimates of fair value at the time of the acquisition.

The Company assesses the fair value of its intangible assets and its goodwill based upon the fair value of the Company as a consolidated entity. Beginning in 2005, the Company’s valuation was based upon its market capitalization. Management believed this to be the most reasonable method at the time, given the absence of a predictable revenue stream and the corresponding inability to use an alternative valuation method for the Company’s patents, such as a discounted cash flow analysis. For the year ended December 31, 2008, given the success that the Company has realized to date with respect to its patent litigation, the Company was able to use a discounted cash flow analysis to value its patents. If the carrying amount of the Company’s net assets exceeds the Company’s estimated fair value, intangible asset and/or goodwill impairment may be present. The Company measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value.

Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.  No impairment was present upon the performance of these tests at December 31, 2008 and 2007.  We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill.  Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions and judgments on the validity of the Company’s VoIP Patent Portfolio, or other factors not known to management at this time.  See Note 8 for more detail regarding the Company’s goodwill and intangible assets.

Investments

Investments are accounted for under the methods appropriate to each type of investment.

Equity securities that do not have a readily determinable fair value, and equity securities having underlying common stock that also does not have a readily determinable fair value, are accounted for under the cost method when the Company’s ownership interests do not allow it to exercise significant influence over the entities in which it has invested.  When the Company’s ownership interests do allow it to exercise significant influence over the entities in which it has invested, the investments are accounted for under the equity method.

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

Impairments, equity pick-ups, dividends and realized gains and losses on equity securities are reported separately in the consolidated statements of operations.  See Note 5 for further discussion of the Company’s investments.

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

Stock-based compensation

At December 31, 2008, the Company has several stock-based compensation plans, which are discussed in Note 16.  The Company calculates stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as revised December 2004 (“SFAS No. 123(R)”), which it was required to adopt in the first quarter of 2006.  The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  The carrying value at December 31, 2008 and 2007 for the Company’s financial instruments, which include cash, accounts payable and accrued liabilities, and related party debt, approximates fair value.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”, discussed below).  FSP FAS 157-2 was effective upon issuance.  Entities that applied the measurement and disclosure guidance in SFAS No. 157 in preparing either interim or annual financial statements issued before the effective date of the FSP were not eligible for the FSP’s deferral provisions. Entities were encouraged to adopt SFAS No. 157 in its entirety, as long as they had not yet issued financial statements during that year. An entity that chose to adopt SFAS No. 157 in its entirety had to do so for all nonfinancial assets and nonfinancial liabilities within its scope.  As C2 had not employed fair value accounting for any of its nonfinancial assets and nonfinancial liabilities prior to its adoption of SFAS No. 157 at January 1, 2007, FSP FAS 157-2 had no effect on its financial position, operations or cash flows.

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159.  SFAS No. 159 provides the option to measure selected financial assets and liabilities at fair value, and requires the fair values of those assets and liabilities to be shown on the face of the balance sheet.  It also requires the provision of additional information regarding the reasons for electing the fair value option and the effect of the election on current period earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if SFAS No. 157 is also adopted.  SFAS No. 159 is to be applied prospectively.  The Company adopted SFAS No. 159 at January 1, 2008.  As noted above, the carrying values of the Company’s cash, accounts payable and accrued liabilities approximate fair value, and therefore the adoption of SFAS No. 159 had no effect on the reported amounts of these assets and liabilities.  In addition, upon adoption, the Company had the option to elect fair value accounting for its investments in internet-based E-commerce businesses.  The Company elected to continue to account for these investments using the methods in place at December 31, 2007, which are described above under “Investments”.  Therefore, the adoption of SFAS No. 159 had no impact on the Company’s financial position, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 amends SFAS No. 157 by incorporating an example that illustrates key considerations in determining the fair value of a financial asset in an inactive market.  It is intended to clarify application issues, and emphasize the measurement principles of SFAS No. 157, including the objective of fair value measurements, distressed transactions, relevance of observable data and management’s assumptions.  FSP FAS 157-3 is effective as of October 10, 2008 and applicable to prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no effect on the Company’s financial position, results of operations, or cash flows.

Future accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 141(R) replaces SFAS No. 141 and SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements.  Together, SFAS No. 141(R) and SFAS No. 160 substantially increase the use of fair value and make significant changes to the way companies account for business combinations and noncontrolling interests.  Some of the more significant requirements are that they will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be initially measured and remeasured at fair value in each subsequent reporting period, acquisition-related costs to be expensed, and noncontrolling interests in subsidiaries to be initially measured at fair value and classified as a separate component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  They are to be applied prospectively, with one exception relating to income taxes.  The Company will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009, and is currently evaluating the impact of these adoptions on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 does not change FASB Statement No. 133’s scope or accounting, but does require expanded disclosures about an entity’s derivative instruments and hedging activities.  The required disclosures include:  how and why an entity is using a derivative instrument or hedging activity, how the entity accounts for derivative instruments and hedged items under FASB Statement No. 133, and how the entity’s financial position, financial performance and cash flows are affected by derivative instruments.  SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”) to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  The Company did not early adopt of SFAS No. 161 and expects that its adoption on January 1, 2009 will not have a significant impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the list of factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, both those acquired individually or as part of a group of other assets, and those acquired in business combinations or asset acquisitions.  The FSP also expands the disclosure requirements of SFAS No. 142.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Although the guidance regarding an intangible asset’s useful life is to be applied prospectively only to intangible assets acquired after FSP FAS 142-3’s effective date, the disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.  At December 31, 2008, the Company’s intangible assets were fully amortized, and the Company is currently evaluating the impact that FSP FAS 142-3 will have on its financial statement disclosures when it is adopted on January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by providing a consistent framework for determining the accounting principles to be used in the preparation of financial statements in conformity with GAAP.  Currently, GAAP hierarchy is outlined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”, which is directed to auditors rather than to the entities responsible for the preparation of financial statements.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB does not believe that SFAS No. 162 will result in a change to current practice, but has provided transition provisions.  The Company does not expect that the adoption of SFAS No. 162 will have any effect on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  It does not change the accounting for traditional types of convertible debt securities that do not have a cash settlement feature, and does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument.  FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008.  It should be applied retrospectively to all past periods presented, even if the convertible debt security has matured, been converted or otherwise extinguished as of the FSP’s effective date.  The Company does not expect that the adoption of FSP APB 14-1 on January 1, 2009 will have any effect on its financial position, results of operations, or cash flows.

On June 25, 2008, the FASB ratified Emerging Issues Task Force Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The Task Force reached a consensus on how an entity should evaluate whether an instrument (or an embedded feature) is indexed to its own stock, how the currency in which the instrument is denominated affects the determination of whether the instrument is indexed to a company’s own stock, and how an issuer should account for market-based employee stock option valuation instruments.  EITF 07-5 is effective for fiscal years and interim periods beginning after December 31, 2008, and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings.  Early adoption is not permitted.  The Company does not expect that the adoption of EITF 07-5 on January 1, 2009 will have any effect on its financial position, results of operations, or cash flows.

On November 13, 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”).  The consensus is effective for transactions occurring in interim periods and fiscal years beginning on or after December 15, 2008, coincident with the effective dates of SFAS No. 141(R) and SFAS No. 160.  The major points of the consensus are that an entity should determine the initial carrying value of an equity method investment by applying the cost accumulation model described in SFAS No. 141(R), an entity should use the other-than-temporary impairment model of Accounting Principles Board Opinion No. 18 when testing equity method investments for impairment, share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment, and when an investment is no longer within the scope of equity method accounting and instead is within the scope of cost method accounting, the investor should prospectively use the current carrying amount of the investment as its initial cost.  The Company will adopt EITF 08-6 on January 1, 2009.

The FASB, the EITF and the SEC have issued other accounting pronouncements and regulations during 2008 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Note 4 –Earnings (Loss) per Share

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

Options, warrants and convertible debt are included in the calculation of diluted earnings (loss) per share, since they are assumed to be exercised or converted, except when their effect would be anti-dilutive.  Their effect has been determined to be anti-dilutive for 2008.  As the Company had a net loss from continuing operations for 2007 and 2006, diluted loss per share is not presented.

In January 2008, four shares of the Company’s Class N preferred stock were converted into 160 shares of common stock.  There was a similar conversion of six preferred shares into 240 common shares in June 2008, and another of three preferred shares into 120 common shares in November 2008.  In October 2007, four shares of preferred stock were converted into 160 shares of common stock.  All of the converted stock was held by unrelated third parties.

Potential common shares that were not included in the computation of earnings (loss) per share because they would have been anti-dilutive are as follows as at December 31:

	2008	2007	2006

Assumed conversion of Class N preferred stock	23,760	24,280	24,440
Assumed conversion of third party convertible debt	—	—	1,671,123
Assumed exercise of options and warrant to purchase shares of common stock	1,979,027	1,975,749	2,096,329
	2,002,787	2,000,029	3,791,892

Note 5 – Investments

The Company’s investments as of December 31 consisted of the following:

	2008	2007
Buddy Media, Inc.	$224	$100
LIMOS.com LLC	—	399
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	18	20

Total investments	$242	$519

Buddy Media, Inc.

On September 12, 2007, the Company acquired 303,030 shares of convertible Series A Preferred Stock of Buddy Media, Inc. (“Buddy Media”), a private company, for a total purchase price of $100.  Buddy Media is a leading developer of applications for emerging new media platforms, including Facebook, MySpace and other social media sites.  The Company’s investment was less than 5% of Buddy Media on an as-converted basis.  The Series A preferred shares vote on an as-converted basis with the common stock.

On April 15, 2008, the Company acquired 140,636 shares of convertible Series B Preferred Stock of Buddy Media for a total purchase price of $124.  The Series B preferred shares are senior to the Series A preferred shares described above, but otherwise have substantially equivalent terms and conditions.  Following the purchase, the Company’s investment remains less than 5% of Buddy Media on an as-converted basis.

The Company accounts for its investment under the cost method.  At each balance sheet date, the Company estimates the fair value of the securities using the best available information.  Because Buddy Media’s shares are not traded on an open market, their valuation must be based primarily on investee-specific information, which is a Level 3 input as defined by SFAS No. 157.  The Company will record an other than temporary impairment of the investment in the event the Company concludes that such impairment has occurred.

Based on the Company’s analysis of Buddy Media’s financial statements and projections as at December 31, 2008, the Company concluded that there has been no impairment in the fair value of its investment.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC

The Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, effective December 7, 2007, for a total purchase price of $20.  The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel.  Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”).  The Fund holds investments in several Internet-based e-commerce businesses.  As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital.  Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments.

The Company accounts for its investment under the equity method.  During 2008, the Company invested an additional $1 in Knight’s Bridge GP, recorded $5 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $8.  At December 31, 2008, the Company’s investment in Knight’s Bridge GP, net of recorded earnings and cash distributions, was $18.

At each balance sheet date, the Company estimates the fair value of its investment using the best available information as of the evaluation date.  Because Knight’s Bridge GP is a closely-held, non-public entity, this valuation must be based primarily on investee-specific information, which is a Level 3 input as defined by SFAS No. 157.  Knight’s Bridge GP’s value is directly linked to the value of the Fund, which is also a non-public entity.  The Company will record an other than temporary impairment of its equity investment in Knight’s Bridge GP in the event the Company concludes that such impairment has occurred.

Based on the Company’s analysis of Knight’s Bridge GP’s and the Fund’s financial statements and projections as at December 31, 2008, the Company concluded that there has been no impairment in the fair value of its investment.

LIMOS.com LLC

On September 21, 2007, the Company acquired 400,000 units of LIMOS.com, LLC (“LIMOS.com”), an established provider of Internet-initiated leads for licensed limousine operators, for a total purchase price of $400.  This represented a 16% ownership interest in LIMOS.com, which was subsequently reduced to 15.69%.

The Company accounted for its investment in LIMOS.com under the equity method.  The Company recorded a loss of $1 from its investment for the period September 21, 2007 to December 31, 2007, and a loss of $43 for the period January 2008 to October 2008.

In October 2008, the Company sold its interest in LIMOS.com for net proceeds of $781 and realized a gain of $425, which has been reported in Earnings of Equity Investments in these consolidated financial statements.  The gain was calculated as the difference between the Company’s proceeds of $781 and the $356 net book value of LIMOS.com at the date of the sale.

Note 6 – Discontinued Operations

Disposition of the Telecommunications Business

Commencing in 2001, the Company entered the telecommunications business, and by 2003 had combined several asset and share purchases to set up the Telecommunications segment of the Company’s business.  This segment was owned through the Company’s wholly-owned subsidiary, Acceris Communications Corp. (name changed to WXC Corp. (“WXCC”) in October 2005).

The Company entered into an Asset Purchase Agreement, dated as of May 19, 2005, to sell substantially all of the assets and to transfer certain liabilities of WXCC to an unrelated third party.  The transaction was completed on September 30, 2005, and resulted in a gain on disposition of $6,387, net of disposition and business exit costs.  In connection with the sale, the Company incurred one-time termination costs of $697.  $496 of these costs were paid during 2005, and the remaining $201 were paid during 2006.  The Company recorded these costs as an expense of discontinued operations.

On February 28, 2006, the Company entered into a stock purchase agreement with a third party, which agreed to acquire all the shares of WXCC from the Company, subject to certain closing requirements.  As a result of all closing requirements being completed and the third party lender’s consent to the release of its security interest on March 28, 2006, the Company was relieved of $3,763 of obligations that had previously been classified as liabilities of discontinued operations.  The Company recognized a gain of $3,645 on the sale, net of closing costs of $118, which was included in income from discontinued operations.

On June 26, 2006, the Company entered into a stock purchase agreement with the same third party involved in the purchase of the WXCC shares, discussed above.  The third party agreed to acquire all the shares of ILC from the Company, subject to certain closing requirements.  As a result of all closing requirements being completed as of June 30, 2006, the Company was relieved of $711 of obligations that had previously been classified as liabilities of discontinued operations.  The Company recognized a gain of $665 on the sale, net of closing costs of $46, which was included in income from discontinued operations.

Note 7 – Composition of Certain Financial Statement Captions

Accounts payable and accrued liabilities consisted of the following at December 31:

	2008	2007
Regulatory and legal fees	$51	$69
Accounting, auditing and tax consulting	95	107
Patent licensing	135	—
Sales and other taxes	62	62
Remuneration and benefits	87	114
Other	42	50
	$472	$402

Note 8 – Intangible Assets and Goodwill

Details of intangible assets and goodwill were as follows at December 31:

	2008
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(100)	$—

Goodwill		173	—	173
		$273	$(100)	$173

	2007
	Amortization period	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Patent rights	60 months	$100	$(80)	$20

Goodwill		173	—	173
		$273	$(80)	$193

The Company’s patent rights were acquired in December 2003 and are associated with the VoIP Patent.  Aggregate amortization expense of intangibles was $20 for each of the years ended December 31, 2008, 2007 and 2006, with the rights being fully amortized in the fourth quarter of 2008.

The Company’s goodwill relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Note 9 – Debt

At December 31, 2008, the Company’s debt consisted solely of its accounts payable and accrued liabilities.

Notes payable to a related party

At December 31, 2007 C2 was indebted to Counsel in the amount of $2,335, representing $2,151 of net advances made since the December 30, 2006 debt forgiveness, and $184 of accrued interest on those advances.  The debt was repaid to Counsel in the first quarter of 2008.  For further discussion of notes payable and other transactions with Counsel, see Note 2, above, and Note 13, below.

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

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”).  According to FSP EITF 00-19-2, financial instrument(s) such as the Warrant should be recorded in the financial statements using appropriate GAAP without regard to the contingent obligation to transfer consideration pursuant to a related registration payment arrangement, and any contingent obligations under the registration payment arrangement should be separately recognized and measured in accordance with GAAP relating to liabilities.  Adoption of FSP EITF 00-19-2 is permitted for interim or annual periods for which financial statements or interim reports have not been issued.  Retrospective application is not permitted.  The Company evaluated the requirements of FSP EITF 00-19-2, determined that it is applicable to the Warrant, and chose to adopt FSP EITF 00-19-2 effective October 1, 2006, the beginning of the Company’s 2006 fourth quarter.  The impact of adopting FSP EITF 00-19-2 on the Company’s financial position was as follows:  long-term liabilities were reduced by $203, the fair value of the Warrant at October 1, 2006, and stockholders’ equity was increased by $430, the fair value of the Warrant when issued at October 14, 2004.  The difference between these two amounts, $227, was recorded as a charge to opening retained earnings.  At the date of adoption of FSP EITF 00-19-2, and at December 31, 2008, 2007 and 2006, the Company’s assessment was that payments relating to the registration payment arrangement were not probable, and therefore the Company  has not recorded any liability in connection with such a payment.

Note 10 – Commitments

At December 31, 2008, C2 has no commitments other than its accounts payable and accrued liabilities.

Note 11 – Patent Residual

In the fourth quarter of 2003, C2 acquired the VoIP Patent from a third party.  Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.  In 2008, as a result of entering into four settlement and license agreements, the Company incurred $2,630 of patent residual expense.

Note 12 – Income Taxes

In 2008 the Company recognized a net future income tax expense of $125.  This was the result of the reversal of a future income tax recovery of $1,000 that was recorded in 2007 with respect to estimated income for tax purposes that was realized in 2008, and a net future income tax recovery of $875 that was recorded with respect to the tax effect of available tax loss carry forwards expected to be utilized in 2009.  No income tax benefit was recognized with respect to the Company’s net losses recorded in 2006.  The reported tax benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) from continuing operations before taxes for the following reasons:

	2008	2007	2006

Expected federal statutory tax benefit	$2,028	$(554)	$(4,096)
Increase (reduction) in taxes resulting from:
State income taxes	—	—	(121)
Non-deductible interest on certain notes	—	—	2,841
Non-deductible insurance premium	51	51	—
Change in valuation allowance attributable to continuing operations	(1,966)	(508)	1,371
Other	12	11	5
Future income tax expense (recovery)	$125	$(1,000)	$—

The change in the valuation allowance, including discontinued operations, was a decrease of $1,961 (applying FIN48), a decrease of $668 (applying FIN 48), and a decrease of $21,186 for the years ended 2008, 2007 and 2006, respectively.

At December 31, 2008, after the application of FIN 48 described further below, the Company had total net operating loss and net capital loss carryforwards for federal income tax purposes of approximately $83,500 and $34,300 respectively.  The Company believes that it is more likely than not that it will utilize at least approximately $2,600 of these tax losses against estimated future  income for tax purposes arising in 2009.  The net operating loss carryforwards expire between 2024 and 2027. The net capital loss carryforwards expire in 2010 and 2011.

The Company’s utilization of approximately $30,400 of its available net operating loss carryforwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code and after the application of FIN 48 described further below.  These rules, in general, provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have, in aggregate, increased by more than 50 percentage points during the immediately preceding three years.

Restrictions in net operating loss carryforwards occurred in 2001 as a result of the acquisition of the Company by Counsel.  Further restrictions may have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel and disposition of business interests by the Company.  Pursuant to Section 382 of the Internal Revenue Code, annual usage of the Company’s net operating loss carryforwards, prior to the sale of the Company’s Telecommunications business, was limited to approximately $6,700 per annum until 2008 and $1,700 per annum thereafter as a result of previous cumulative changes of ownership resulting in a change of control of the Company. After the completion of the sale of the Company’s Telecommunications business, the annual usage of the Company’s net operating loss carryforwards was limited to approximately $2,500 per annum until 2008 and $1,700 per annum thereafter. There is no certainty that the application of these “change in ownership” rules may not recur, resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions, reductions in, or expiry of net operating loss and net capital loss carryforwards may occur through future merger, acquisition and/or disposition transactions or failure to continue a significant level of business activities. Any such additional limitations could require the Company to pay income taxes on its future earnings and record an income tax expense to the extent of such liability, despite the existence of such tax loss carryforwards.

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

The components of the deferred tax asset and liability as of December 31 (after the application of FIN 48) are as follows:

	2008	2007	2006
			Post-FIN48
Net operating loss carry forwards	$28,420	$29,968	$29,393
Net capital loss carry forwards	11,691	11,835	11,862
Acquired in-process research and development and intangible assets	972	1,343	1,715
Stock-based compensation	105	88	42
Accrued liabilities	7	7	7
Reserve for accounts receivable	2	2	2
Other	17	57	(35)
Valuation allowance	(40,339)	(42,300)	(42,986)
Total deferred tax assets	875	1,000	—
Deferred tax liabilities	—	—	—
Net deferred tax assets	$875	$1,000	$—

The Company has claimed a valuation allowance at the end of the year sufficient to reduce its net deferred tax asset to $875, the amount considered more likely than not to be utilized in 2009.  The Company had a net deferred tax asset of $1,000 as of December 31, 2007, all of which was reversed in 2008 on the recognition of the realization of income for tax purposes in 2008.  As the Company had no expectation of generating income for tax purposes in 2007, a full valuation allowance was provided for at December 31, 2006 to reduce the total deferred tax asset to nil.

In the first quarter of 2006, the Company adopted SFAS No. 123(R). Effective December 31, 2006, as provided in FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”), the Company elected to apply “the short cut method”, as outlined in FSP 123(R)-3, as the methodology for recognizing any related windfall tax benefits as a credit to additional paid-in capital. The adoption of SFAS No. 123(R) and “the short cut method” had no immediate impact from an income tax perspective, since SFAS No. 123(R) specifically prohibits the recognition  of any windfall tax benefits that have not been realized in cash or in the form of a reduction of income taxes payable. The Company, to date, has not realized such benefits either in cash or in the form of a reduction in income taxes payable due to the continued availability of net operating tax loss carryforwards. The adoption of the “short cut method” will therefore only have application in the event of the Company incurring an income tax liability at a future date.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a reduction in its deferred tax asset of approximately $13,100, attributable to unrecognized tax benefits of $24,000 associated with prior years’ tax losses, which are not expected to be available primarily due to change of control usage restrictions, and a reduction in the rate of the tax benefit associated with all of its tax attributes.  Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance.  Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow.  As of December 31, 2008, the unrecognized tax benefit determined pursuant to FIN 48 is $13,138.  The following table summarizes the activity related to gross unrecognized tax benefits of the Company from January 1, 2008 to December 31, 2008:

Beginning unrecognized tax benefit per FIN 48	$13,167
Increase (decrease) related to prior year positions	(29)
Increase (decrease) related to current year positions	—
Ending unrecognized tax benefit per FIN 48	$13,138

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

It is reasonably possible that the total amount of the Company’s unrecognized tax benefits will significantly increase or decrease within the next 12 months.  These changes may be the result of future audits, the application of “change in ownership” rules leading to further restrictions in tax losses arising from changes in the capital structure of the Company and/or that of its parent company Counsel, reductions in available tax loss carryforwards through future merger, acquisition and/or disposition transactions, failure to continue a significant level of business activities, or other circumstances not known to management at this time.  At this time, an estimate of the range of reasonably possible outcomes cannot be made.

The Company has a history of generating annual tax losses since 1991.  All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year.  In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carryforwards against income for tax purposes in the later year.  The Company applied historic tax loss carryforwards to offset debt forgiveness in 2006 and income for tax purposes in 2008, respectively.  The 2005 through 2008 taxation years remain open for audit.

Note 13 – Transactions with Controlling Stockholder

Transactions with Counsel

At December 31, 2008, C2 had no indebtedness to Counsel.   The details of the individual notes payable to Counsel at December 31, 2007, which were repaid during 2008, are presented below.

Collateralized Promissory Note and Loan Agreement

During the fourth quarter of 2003, Counsel advanced the sum of $5,600 to C2, evidenced by a promissory note.  In January 2004, C2 and Counsel entered into a loan agreement and an amended and restated promissory note pursuant to which additional periodic loans were made from time to time (collectively and as amended, the “Promissory Note”).  The Promissory Note accrued interest at 10% per annum compounded quarterly from the date funds were advanced.  The loan was amended several times and the maturity date of the loan plus accrued interest was extended to December 31, 2008.  The Promissory Note was secured by the assets of the Company and was subject to certain events of default.  There were no conversion features associated with the Promissory Note.  The outstanding balance at December 29, 2006 (including principal and accrued interest), prior to the December 30, 2006 debt forgiveness  by Counsel, was $41,897. At December 31, 2006 and 2007, C2 was indebted to Counsel in the amount of $6 and $2,288, respectively.

Secured Loan to C2

To fund the acquisition of the WorldxChange Communications, Inc. assets and operations on June 4, 2001, Counsel provided a loan (the “Initial Loan”) to C2 in the aggregate amount of $15,000.  On October 1, 2003 Counsel assigned the balance owed in connection with the Initial Loan of $9,743, including accrued interest, to C2 in exchange for a new loan bearing interest at 10% per annum compounded quarterly and payable on maturity of the loan (“the New Loan”).  Consistent with the terms of the Initial Loan, subject to certain conditions, the New Loan provided for certain mandatory prepayments upon written notice from Counsel.  The New Loan was subject to certain events of default.  It was amended several times and the maturity date of the loan plus accrued interest was extended to December 31, 2008.  There were no conversion features associated with the New Loan.  As of December 29, 2006, the total outstanding debt under the New Loan (including principal and accrued interest), prior to the December 30, 2006 debt forgiveness by Counsel, was $13,428.  At December 31, 2006 and 2007 total outstanding debt under the New Loan was $0 and $47, respectively.

Counsel Management Services

Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by certain Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  For the year ended December 31, 2008, the cost was $360.  For the years ended December 31, 2007 and 2006, the cost was $225.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  The Company expects that Counsel will continue to provide these services in 2009 on the same cost basis.

Note 14 – Legal Proceedings

In April 2004, certain shareholders of C2 filed derivative and securities lawsuits in the Superior Court of the State of California against Counsel, C2 and several affiliated companies, as well as four present and former officers and directors of C2.  Counsel and C2 believe that the claims are and were without merit, and have defended the actions accordingly.

Effective June 18, 2008, in order to settle the litigation, and without any admission of liability by either C2 or the other defendants, the parties agreed to the following terms: (i) Counsel and/or certain of its affiliates, other than C2, would pay a total of $520 to the named plaintiffs; (ii) Counsel and/or a subsidiary other than C2 would give the plaintiffs approximately 370,000 common shares of C2, being five common shares of C2 for every share of C2 owned by the plaintiffs when the litigation commenced; (iii) plaintiffs who were also dissenting shareholders in an appraisal action filed by C2 in Florida in June 2004 would withdraw their dissent and C2 would return the shares that they tendered; (iv) Counsel and/or an affiliate would transfer 350,000 common shares to C2 for cancellation to settle the derivative claims of the litigation.  As a result of the transfer of common shares to the plaintiffs and the cancellation of the shares transferred to C2, Counsel’s percentage ownership in C2 decreased from approximately 92.5% to approximately 90.8%.  The settlement did not have a material adverse impact on the Company’s business, results of operations, financial position or liquidity.

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like).  Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment.  In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights.  The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis.  These stockholders had until February 29, 2004 to return their completed appraisal notices along with certificates for the shares for which they were exercising their appraisal rights.  Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices by February 29, 2004.  A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer.  Subject to the qualification that, in accordance with the Florida Act, we may not make any payment to a stockholder seeking appraisal rights if, at the time of payment, our total assets are less than our total  liabilities, stockholders who accepted our offer to purchase their shares at the estimated fair value will be paid for their shares within 90 days of our receipt of a duly executed appraisal notice.  If we should be required to make any payments to dissenting stockholders, Counsel will fund any such amounts through advances to C2, in the event that C2 does not have sufficient resources to fund the payments.  Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value.  Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders.  On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida.  On February 4, 2005, the declaratory judgment action was stayed pending the resolution of the direct and derivative lawsuits filed in California.  This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits described above.  On March 7, 2005, the dissenting shareholders appealed the decision of the District Court judge to the Fourth District Court of Appeals for the State of Florida, which denied the appeal on June 21, 2005.  As a result of the June 2008 settlement of the derivative and securities lawsuits in California, described above, the stay of the Florida declaratory judgment action is expected to be lifted shortly. Subsequent to December 31, 2008, the Company completed an agreement with the holders of 27,221 of the 27,536 shares held by the remaining dissenting stockholders, whereby the stockholders agreed to accept $4.60 per share in full payment for their respective shares, which will be cancelled by the Company, and a release of any other claims that they may have against the Company and Counsel. When the declaratory judgment action resumes with respect to the remaining dissenting stockholders, who exercised their appraisal rights with respect to the remaining 315 shares, the Company provides no assurance that this matter will be resolved in our favor; however, the Company's management does not believe that an unfavorable outcome of this matter would have a material adverse impact on our business, results of operations, financial position or liquidity.

In connection with the Company’s efforts to enforce its patent rights, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc., Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing Limited, and Level 3 Communications, Inc.  The complaint was filed in the Marshall Division of the United States District Court for the Eastern District of Texas on June 15, 2006.  The complaint alleged that these companies’ VoIP services and systems infringe upon the Company’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System”.  The complaint sought an injunction, monetary damages and costs.

In June 2007, the complaint against Bellsouth Corporation was dismissed without prejudice.  In February 2008, the Company settled the complaints against AT&T, Inc. and Verizon Communications, Inc. by entering into settlement and license agreements.  In May 2008 the Company settled the complaint against Sprint Nextel Corporation by entering into a similar agreement.  In September 2008, C2 effectively concluded the litigation by entering into a similar agreement with Qwest Communications International, Inc., Global Crossing Limited, and Level 3 Communications, Inc., which agreement also includes Sonus Networks, Inc.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 15 – Class N Preferred Stock

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

In January 2008, four shares of the Company’s Class N preferred stock were converted into 160 shares of common stock.  There was a similar conversion of six preferred shares into 240 common shares in June 2008, and another of three preferred shares into 120 common shares in November 2008.  In October 2007, four shares of preferred stock were converted into 160 shares of common stock.  All of the converted stock was held by unrelated third parties.

At December 31, 2008 and 2007, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 16 – Stock-Based Compensation

Stock- Based Compensation Plans

At December 31, 2008, the Company had five stock-based compensation plans, which are described below.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director.  Each option is immediately exercisable for a period of ten years from the date of grant.  The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan.  No options were granted or exercised under this plan in 2008 and 2007.  As of December 31, 2008 and 2007, no options to purchase shares were outstanding, and no options expired in 2008 and 2007.

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

The 1995 Employee Plan provides for the grant of incentive options, non-qualified options and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion.  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee.  The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan.  As of December 31, 2008 and 2007, there were no options outstanding under the 1995 Employee Plan.  No options were granted or exercised in 2008 or 2007 under the 1995 Employee Plan.

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

As of December 31, 2008, there were options to purchase 237,361 shares (2007 – 238,611 shares) of the Company’s common stock outstanding under the 1997 Plan.  112,500 of these options, with an exercise price of $0.66 per share, were unvested at December 31, 2008 (2007 – 168,750).  They will vest in 2009 and 2010.  112,500 options with an exercise price of $0.66 per share were vested at December 31, 2008 (2007 – 56,250).  12,361 options with exercise prices of $1.40 to $111.26 per share were vested at December 31, 2008 (2007 – 13,611 options with exercise prices of $1.40 to $111.26 per share).  The options with an exercise price of $0.66 must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company.  The remaining options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company.  The Company has not awarded any SARs under the 1997 Plan.  During 2008, no options to purchase shares of common stock were issued, and 1,250 options expired.  During 2007, no options to purchase shares of common stock were issued, and 1,000 options expired.  There were no exercises during 2008 or 2007.

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

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted.  As of December 31, 2008, there were options to purchase 638,250 shares (2007 - 598,250 shares) of the Company’s common stock outstanding under the 2003 Plan.  The outstanding options vest over four years at exercise prices ranging from $0.51 to $3.00 per share.  During 2008, 40,000 options (2007 – 30,000 options) were granted.  During 2008 and 2007 no options to purchase shares of common stock were forfeited or expired.  There were no options exercised during 2008 and 2007, and no SARs have been issued under the 2003 Plan.

Other options

During 1997 and 2001, the Company issued options to purchase 60,500 shares of common stock (10,500 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $97.50 to $168.75 (repriced to $78.00 on December 13, 1998), which was based on the closing price of the stock at the grant date.  During 2008, there were no exercises, expiries or forfeitures.  During 2007, 43,667 options expired, and none were exercised or forfeited.  The remaining options must be exercised within ten years of the grant date.  As of December 31, 2008 and 2007 there remained 833 options outstanding.

During 1997, the Company issued non-qualified options to purchase 114,750 shares of common stock to certain executive employees.  The options must be exercised within ten years of the grant date and have an exercise price of $78.00.  During 2007, the remaining 105,915 options expired and there were therefore no options outstanding at December 31, 2008 or 2007.  There were no options exercised or forfeited in 2007.

During 1998, the Company issued non-qualified options to purchase 46,750 shares of common stock to certain executive employees at exercise prices ranging from $51.26 to $62.50, which price was based on the closing price of the stock at the grant date.  The options must be exercised within ten years of the grant date.  During 2008, 35,472 options expired, and none were exercised or forfeited.  No options expired, were exercised or forfeited during 2007.  As of December 31, 2008 5,000 options remained outstanding (2007 – 40,472).

During 1999, the Company issued non-qualified options to purchase 32,750 shares of common stock to certain executive employees at exercise prices ranging from $50.00 to $71.26, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date.  No options expired, were exercised or forfeited during 2008 or 2007.  As of December 31, 2008 and 2007, there remained 18,750 options outstanding.

During 1999, the Company issued non-qualified options to purchase 10,000 shares of common stock to a consultant at an exercise price of $60.00, which was based on the closing price of the stock at the grant date.  No options expired, were exercised or forfeited during 2008 or 2007.  The fair value of the options issued was recorded as deferred compensation of $300, which was amortized over the expected period the services were to be provided.  The options must be exercised within ten years of the grant date.  As of December 31, 2008 and 2007 there remained 10,000 options outstanding.

During 2000, the Company issued non-qualified options to purchase 129,250 shares of common stock to certain executive employees at exercise prices ranging from $55.00 to $127.50, which price was based on the closing price of the stock at the grant date.  The options must be exercised within ten years of the grant date.  No options expired, were exercised or forfeited during 2008 or 2007.  As of December 31, 2008 and 2007, there remained 68,833 options outstanding.

Stock-Based Compensation Expense
The Company accounts for the stock-based compensation plans described above in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as revised December 2004 (“SFAS No. 123(R)”), which the Company was required to adopt in the first quarter of 2006.  SFAS No. 123(R) requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period.  Companies are required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Risk-free interest rate	1.80%	4.51%	5.06%
Expected life (years)	4.75	4.75	4.75
Expected volatility	198.4%	79.1%	79.1%
Expected dividend yield	Zero	Zero	Zero

Options were granted on a single date in both 2008 and 2007.  In 2006, options were granted in both April and August:  The risk-free interest rates are those for U.S. Treasury constant maturities, for terms matching the expected term of the option.  The weighted average rate for 2006 corresponds to interest rates of 4.90% and 5.07%.  The expected life of the options is calculated according to Staff Accounting Bulletin No. 110’s simplified method for estimating the expected term of the options, based on the vesting period and contractual term of each option grant, which are the same for all grants.  For 2007 and 2006, expected volatility was based on the Company’s historical volatility in conjunction with peer group volatility and relevant stock-price indices.  For 2008, expected volatility was based on the Company’s historical volatility and peer group volatility.  As the Company’s stock is closely held and thinly traded, the Company believes that incorporating peer group information provides a better measure of expected volatility than the Company’s stock price alone.  The Company has never paid a dividend on its common stock and therefore the expected dividend yield is zero.

Total compensation cost related to stock options in 2008, 2007 and 2006 was $85, $166 and $139, respectively.  No tax benefit from stock-based compensation was recognized in these years, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during the same periods.  Option holders are not entitled to receive dividends or dividend equivalents.

The following table summarizes the changes in common stock options for the common stock option plans described above:

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	975,749	$9.88	1,096,326	$19.51	727,026	$37.50
Granted	40,000	$0.90	30,000	$0.70	455,000	$0.82
Exercised	—	$—	—	$—	—	$—
Expired	(36,722)	$57.53	(150,577)	$78.00	(85,700)	$73.14
Forfeited	—	$—	—	$—	—	$—
Outstanding at end of year	979,027	$7.73	975,749	$9.88	1,096,326	$19.51

Options exercisable at year end	681,527	$10.75	549,936	$16.89	499,701	$41.24

Weighted-average fair value of options granted during the year		$0.87		$0.46		$0.50

As of December 31, 2008, the total unrecognized stock-based compensation expense related to unvested stock options was $126, which is expected to be recognized over a weighted-average period of 12 months.

In March 2008, 40,000 options were granted to the Company’s non-employee directors under the terms of the 2003 Stock Option and Appreciation Rights Plan.  There were no other option grants during 2008, and no options were exercised during the year ending December 31, 2008.

As of December 31, 2008, the aggregate intrinsic value of options outstanding was $0, based on the Company’s closing stock price of $0.14 on December 31, 2008.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.  At December 31, 2008, all of the outstanding options had exercise prices greater than $0.14.

The following table presents information regarding unvested stock options outstanding at December 31, 2008, 2007 and 2006:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	425,813	$0.51
Granted	40,000	$0.87
Vested	(168,313)	$0.54
Expired	—	$—
Unvested at December 31, 2008	297,500	$0.54

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	596,625	$0.63
Granted	30,000	$0.46
Vested	(198,312)	$1.28
Expired	(2,500)	$—
Unvested at December 31, 2007	425,813	$0.51

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	226,187	$1.16
Granted	455,000	$0.50
Vested	(84,562)	$1.35
Expired	—	$—
Unvested at December 31, 2006	596,625	$0.63

The total fair value of options vesting during the years ending December 31, 2008, 2007 and 2006 was $91, $171 and $114, respectively.  The unvested options have no associated performance conditions.  Therefore, the Company expects that, barring the departure of individual directors or employees, all of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2008:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.51 to $ 1.39	710,000	4.11	$0.87	412,500	3.60	$0.90
$ 1.40 to $ 3.00	159,448	1.67	$2.94	159,448	1.67	$2.94
$ 6.88 to $ 15.62	2,965	2.02	$14.99	2,965	2.02	$14.99
$ 48.76 to $ 71.26	103,083	0.87	$58.63	103,083	0.87	$58.63
$ 78.00 to $127.50	3,531	1.56	$111.46	3,531	1.56	$111.46
	979,027	3.35	$7.73	681,527	2.72	$10.75

Note 17 – Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007.

		March 31		June 30		September 30		December 31
Net sales	2008		$6,225		$1,900		$9,500		$—
	2007		$—		$—		$—		$—

Gross profit	2008		$3,041		$592		$3,403		$(140)
	2007		$—		$—		$—		$—

Operating income (loss)	2008		$2,760		$307		$3,086		$(550)
	2007		$(284)		$(319)		$(323)		$(310)

Net income (loss) from continuing operations	2008		$1,795		$311		$4,015		$(282)
	2007		$(625)		$(365)		$(372)		$723

Net income (loss)	2008		$1,795		$305		$4,012		$(285)
	2007		$(627)		$(383)		$(375)		$740

Basic and diluted income (loss) from continuing operations per common share	2008		$0.08		$0.01		$0.18		$(0.01)
	2007		$(0.03)		$(0.01)		$(0.02)		$0.03

Basic and diluted income from continuing operations per preferred share	2008		$3.11		$0.54		$7.05	$	N/A
	2007	$	N/A	$	N/A	$	N/A	$	N/A

Basic and diluted income (loss) per common share	2008		$0.08		$0.01		$0.18		$(0.01)
	2007		$(0.03)		$(0.01)		$(0.02)		$0.03

Basic and diluted income per preferred share	2008		$3.11		$0.54		$7.05	$	N/A
	2007	$	N/A	$	N/A	$	N/A	$	N/A

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2006	$6	$—	$—	$—	$6
December 31, 2007	$6	$—	$—	$—	$6
December 31, 2008	$6	$—	$—	$—	$6
____________
(a)	Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

S-1