Form 10-Q
period 2009-03-31
C2 Global Technologies Inc
filed 2009-05-11
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(416) 866-3000
(Registrant’s Telephone Number)

N/A
(Registrant’s Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 5, 2009, there were 22,718,309 shares of common stock, $0.01 par value, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.
C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands of US dollars, except share and per share amounts)	2009	2008

ASSETS
Current assets:
Cash	$3,425	$4,076
Deferred income tax assets (Note 9)	974	875
Other current assets	92	77
Total current assets	4,491	5,028
Other assets:
Goodwill (Note 5)	173	173
Investments (Note 6)	242	242
Total assets	$4,906	$5,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$438	$472
Total liabilities	438	472

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $10.00 par value, convertible, non-redeemable, authorized 10,000,000 shares, issued and outstanding 594 Class N shares at March 31, 2009 and December 31, 2008; liquidation preference of $594 at March 31, 2009 and December 31, 2008	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 22,718,309 shares at March 31, 2009 and 22,745,530 shares at December 31, 2008	227	227
Additional paid-in capital	274,654	274,761
Accumulated deficit	(270,365)	(270,023)

Stockholders’ equity before non-controlling interest	4,522	4,971
Non-controlling interest in subsidiary	(54)	—
Total equity	4,468	4,971

Total liabilities and stockholders’ equity	$4,906	$5,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	Three months ended
(In thousands, except per share amounts)	March 31,
	2009		2008

Revenue:
Patent licensing		$—	$6,225

Operating costs and expenses:
Patent licensing		1	3,184
Selling, general and administrative		387	276
Depreciation and amortization		—	5
Total operating costs and expenses		388	3,465
Operating income (loss)		(388)	2,760
Other income (expense):

Other income (expense)		1	—
Interest expense – related party (Note 7)		—	(43)
Total other income (expense)		1	(43)
Income (loss) from continuing operations before the undernoted		(387)	2,717

Income tax expense (recovery) (Note 9)		(7)	921
Earnings (loss) of equity accounted investments (net of $0 tax) (Note 6)		1	(1)
Income (loss) from continuing operations		(379)	1,795
Income (loss) from discontinued operations		—	—

Net income (loss) and comprehensive income (loss) before non-controlling interest		(379)	1,795
Net (income) loss and comprehensive (income) loss attributable to non-controlling interest		37	—
Net income (loss) and comprehensive income (loss)		$(342)	$1,795

Weighted average common shares outstanding		22,739	23,095
Weighted average preferred shares outstanding		1	1

Net income (loss) per share – basic and diluted: (Note 2)

Income (loss) from continuing operations and net income
Common shares		$(0.02)	$0.08
Preferred shares	$	N/A	$3.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended March 31, 2009

(in thousands of US dollars, except share amounts)
(unaudited)

	C2 Global Technologies Inc. Shareholders
	Preferred stock		Common stock		Additional paid-in	Accumulated Equity	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$—	$(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—	—
Cancellation of common stock (Note 11)	—	—	(350,000)	(4)	4	—	—	—
Compensation cost related to stock options	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	5,827	—	5,827
Balance at December 31, 2008	594	6	22,745,530	227	274,761	(270,023)	—	4,971
Purchase and cancellation of common stock (Note 11)	—	—	(27,221)	—	(125)	—	—	(125)
Compensation cost related to stock options	—	—	—	—	18	—	—	18
Share issue costs							(17)	(17)
Net loss	—	—	—	—	—	(342)	(37)	(379)
Balance at March 31, 2009	594	$6	22,718,309	$227	$274,654	$(270,365)	$(54)	$4,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss) from continuing operations	$(379)	$1,795
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	18	23
Equity interests in significantly influenced companies	(1)	1
Depreciation and amortization	—	5

Changes in operating assets and liabilities:
Decrease (increase) in other assets	(15)	(238)
Decrease (increase) in deferred income tax assets	(99)	921
Increase (decrease) in accounts payable and accrued liabilities	(34)	232
Net cash provided by (used in) operating activities by continuing and discontinued operations	(510)	2,739

Cash flows from investing activities:
Cash distributions from portfolio investments	1	—
Net cash provided by investing activities of continuing and discontinued operations	1	—

Cash flows from financing activities:
Purchase and cancellation of common shares	(125)	—
Non-controlling interest	(17)	—
Repayment of notes payable to a related party	—	(2,335)
Net cash provided by (used in) financing activities	(142)	(2,335)
Increase (decrease) in cash	(651)	404
Cash at beginning of period	4,076	67
Cash at end of period	$3,425	$471

Supplemental cash flow information:
Taxes paid	92	—
Interest paid	—	43

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 – Description of Business and Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of C2 Global Technologies Inc. together with its subsidiaries, including C2 Communications Technologies Inc., C2 Investments Inc. and Counsel RB Capital LLC.  These entities, on a combined basis, are referred to as “C2”, the “Company”, “we” or “our” in these financial statements.  Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

In 2007, the Company began investing in Internet-based e-commerce businesses through its acquisition of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc., LIMOS.com LLC (sold in the fourth quarter of 2008), and Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  These investments are discussed in more detail in Note 6.

In February 2009 the Company established Counsel RB Capital LLC (“Counsel RB”).  Counsel RB is owned 75% by the Company and 25% by its Co-CEO’s.  It specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  In addition to purchasing various types of assets, Counsel RB also arranges traditional asset disposition services such as on-site and webcast auctions, liquidations and negotiated sales.  Although Counsel RB has just commenced operations, C2’s management anticipates that the Company’s investment in Counsel RB will allow C2 to diversify into a new operating segment.  Share issue costs incurred by Counsel RB are approximately $70, of which $52 (75%) have been classified as deferred costs to be amortized over the twelve months beginning April 1, 2009; the remainder have been allocated to the non-controlling interest in Counsel RB.

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In our opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  We recommend that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of those to be expected for the entire year ending December 31, 2009.

Note 2 – Summary of Significant Accounting Policies

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

Intangible assets and goodwill

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and Financial Accounting Standards Board (“FASB”) Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets.  All business combinations are accounted for using the purchase method.  Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.  Intangible assets are recorded based on estimates of fair value at the time of the acquisition.

The Company assesses the fair value of its intangible assets and its goodwill based upon the fair value of the Company as a consolidated entity.  Beginning in 2005, the Company’s valuation was based upon its market capitalization.  Management believed this to be the most reasonable method at the time, given the absence of a predictable revenue stream and the corresponding inability to use an alternative valuation method for the Company’s patents, such as a discounted cash flow analysis.  For the year ended December 31, 2008, given the success that the Company had realized with respect to its patent litigation, the Company was able to use a discounted cash flow analysis to value its patents.  If the carrying amount of the Company’s net assets exceeds the Company’s estimated fair value, intangible asset and/or goodwill impairment may be present.  The Company measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, including any unrecognized intangible assets, and estimates the implied fair value of goodwill.  An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value.

Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.  No impairment was present upon the performance of these tests at December 31, 2008 and 2007, and no events have occurred during 2009 to suggest that the carrying amount of goodwill may be impaired.  We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill.  Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions and judgments on the validity of the Company’s VoIP Patent Portfolio, or other factors not known to management at this time.

Investments

Equity securities that do not have a readily determinable fair value, and equity securities having underlying common stock that also does not have a readily determinable fair value, are accounted for under the cost method when the Company’s ownership interests do not allow it to exercise significant influence over the entities in which it has invested.  When the Company’s ownership interests do allow it to exercise significant influence, the investments are accounted for under the equity method.

The Company monitors all of its investments for impairment by considering factors such as the economic environment and market conditions, as well as the operational performance of, and other specific factors relating to, the businesses underlying the investments.  The fair values of the securities are estimated quarterly using the best available information as of the evaluation date, including data such as the quoted market prices of comparable public companies, market price of the common stock underlying the preferred stock, recent financing rounds of the investee, and other investee-specific information.  The Company will record an other than temporary impairment in the carrying value of the investments should the Company conclude that such a decline in value has occurred.

Impairments, equity pick-ups, dividends and realized gains and losses on equity securities are reported separately in the condensed consolidated statements of operations.  See Note 6 for further discussion of the Company’s investments.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  At March 31, 2009 and December 31, 2008 the carrying values of the Company’s financial instruments, which include cash, accounts payable and accrued liabilities, approximate fair value, due to their short-term nature.

Although the Company does not employ fair value accounting for any of its assets or liabilities, in assessing the fair values of its financial instruments, the Company applies the principals of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), and FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”).

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

Net earnings (loss) per share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (basic “EPS”) using the two-class method described in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under SFAS Statement No. 128.  The two-class method is required because the Company’s Class N preferred shares, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock.  Under the two-class method, earnings for the period, net of any deductions for contractual preferred stock dividends and any earnings actually distributed during the period, are allocated on a pro-rata basis to the common and preferred stockholders.  The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

In periods in which the Company has a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.  The two-class method is not used, because the preferred stock does not participate in losses.

Options, warrants and convertible debt are included in the calculation of diluted earnings (loss) per share, since they are assumed to be exercised or converted, except when their effect would be anti-dilutive.  At March 31, 2009 and 2008, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS is not presented in these condensed consolidated unaudited financial statements.

Potential common shares are as follows:

	March 31,
	2009	2008

Assumed conversion of Class N preferred stock	23,760	24,120
Assumed exercise of options and warrant to purchase shares of common stock	2,004,027	2,014,499
	2,027,787	2,038,619

Stock-Based Compensation

The Company calculates stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as revised December 2004 (“SFAS No. 123(R)”).  The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity.  See Note 4 for further discussion of the Company’s stock-based compensation.

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

The Company periodically assesses the value of its deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance.  The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 effective January 1, 2007.  See Note 9 for further discussion of the Company’s income taxes.

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

Segment reporting

The Company currently operates in a single business segment, patent licensing.  Management anticipates that the Company’s recent establishment of Counsel RB will constitute a new operating segment once Counsel RB begins active operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 141(R) replaces SFAS No. 141 and SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements.  Together, SFAS No. 141(R) and SFAS No. 160 substantially increase the use of fair value and make significant changes to the way companies account for business combinations and noncontrolling interests.  Some of the more significant requirements are that they will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, acquisition-related costs to be expensed, and noncontrolling interests in subsidiaries to be initially measured at fair value and classified as a separate component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  They are to be applied prospectively, with one exception relating to income taxes.  The Company was required to adopt SFAS No. 141(R) and SFAS No. 160 effective January 1, 2009.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”).  FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues with respect to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for fiscal years beginning after December 15, 2008.  The Company was required to adopt FSP FAS 141(R)-1 effective January 1, 2009.

As the Company did not acquire any businesses during the first quarter of 2009, the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 had no impact on the Company’s consolidated statements.  In April 2009, the Company finalized its investment in Counsel RB.  The Company founded Counsel RB in the first quarter of 2009, and during the first quarter of 2009 the Company made preliminary investments in Counsel RB.  Because the Company holds 75% of Counsel RB, the Company has consolidated Counsel RB in these condensed consolidated financial statements for the first quarter of 2009.  As a result, the Company’s financial statements report amounts related to the 25% noncontrolling interest, calculated as required by SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 does not change FASB Statement No. 133’s scope or accounting, but does require expanded disclosures about an entity’s derivative instruments and hedging activities.  The required disclosures include:  how and why an entity is using a derivative instrument or hedging activity, how the entity accounts for derivative instruments and hedged items under FASB Statement No. 133, and how the entity’s financial position, financial performance and cash flows are affected by derivative instruments.  SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”) to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  The Company was required to adopt SFAS No. 161 effective January 1, 2009; its adoption had no impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the list of factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, both those acquired individually or as part of a group of other assets, and those acquired in business combinations or asset acquisitions.  The FSP also expands the disclosure requirements of SFAS No. 142.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Although the guidance regarding an intangible asset’s useful life is to be applied prospectively only to intangible assets acquired after FSP FAS 142-3’s effective date, the disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.  The Company was required to adopt FSP FAS 142-3 effective January 1, 2009.  As the Company did not acquire any intangible assets during the first quarter of 2009, its adoption had no impact on its operations or cash flows.

In May 2008, the FASB issued FASB Staff Position No. FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  It does not change the accounting for traditional types of convertible debt securities that do not have a cash settlement feature, and does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument.  FSP APB 14-1 became effective for fiscal years and interim periods beginning after December 15, 2008.  It is to be applied retrospectively to all past periods presented, even if the convertible debt security has matured, been converted or otherwise extinguished as of the FSP’s effective date.  The Company was required to adopt FSP APB 14-1 effective January 1, 2009; its adoption had no impact on the Company’s financial statements.

On June 25, 2008, the FASB ratified Emerging Issues Task Force Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The Task Force reached a consensus on how an entity should evaluate whether an instrument (or an embedded feature) is indexed to its own stock, how the currency in which the instrument is denominated affects the determination of whether the instrument is indexed to a company’s own stock, and how an issuer should account for market-based employee stock option valuation instruments.  EITF 07-5 became effective for fiscal years and interim periods beginning after December 31, 2008, and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings.  Early adoption was not permitted.  The Company was required to adopt EITF 07-5 effective January 1, 2009; its adoption had no impact on the Company’s financial statements.

Future accounting pronouncements

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly traded companies to make disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for financial statements issued after June 15, 2009, with early application permitted.  The Company is currently evaluating the impact that FSP FAS 107-1 will have on its disclosures upon the Company’s adoption of the FSP for the quarter ending June 30, 2009.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”).  FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred.  The FSP is effective for financial statements issued after June 15, 2009.  As the Company does not currently hold any debt securities, the Company does not expect that the adoption of FSP FAS 115-2 will have an impact on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance on the application of SFAS No. 157 in determining when a market is not active and whether a transaction is not orderly.  FSP FAS 157-4 also amends SFAS No. 157 to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  The FSP is effective for financial statements issued after June 15, 2009, with early application permitted.  The Company is currently evaluating the impact that FSP FAS 157-4 will have on its financial statements upon the Company’s adoption of the FSP for the quarter ending June 30, 2009.

The FASB, the EITF and the SEC have issued other accounting pronouncements and regulations during 2008 and 2009 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Note 3 – Liquidity and Capital Resources

At March 31, 2009 the Company’s working capital was $4,053, as compared to $4,556 at December 31, 2008.  Cash decreased by $651, from $4,076 at December 31, 2008 to $3,425 at March 31, 2009.  During the first quarter of 2009, the Company recognized no revenue from patent licensing, and received only minimal amounts of cash as interest on its bank deposits or as a distribution from its equity investment in Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  During the same period, the Company advanced approximately $170 in connection with its investment in Counsel RB, repurchased common shares for cancellation for $125, as discussed in Note 11, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements during the quarter related to recurring operating expenses.

The Company’s liabilities at March 31, 2009 and December 31, 2008, of $438 and $472, respectively, consisted solely of accounts payable and accrued liabilities.  This resulted in net free cash holdings of $2,987 and $3,604 at March 31, 2009 and December 31, 2008, respectively.  The Company had no commitments at March 31, 2009 or December 31, 2008, and no off balance sheet arrangements at either date.

The Company’s ongoing objective is to continue to enter into licensing and royalty agreements with respect to its patents.  Even if the Company does not enter into such agreements, it has sufficient cash resources to cover its currently estimated annual cash operating expenses of approximately $1,200 (not including the operations of Counsel RB).  At the current time, the Company has no available credit facilities, nor does it have any guarantees from related parties.  The Company’s other assets, consisting primarily of a deferred tax asset, investments in private companies, and goodwill, are not readily convertible to cash.

Ownership Structure and Capital Resources

•	At March 31, 2009 the Company had stockholders’ equity attributable to the Company’s common shareholders of $4,522, as compared to $4,971 at December 31, 2008.

•	The Company is 90.9% owned by Counsel Corporation (together with its subsidiaries, “Counsel”). The remaining 9.1% is owned by public stockholders.

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

Note 4 – Stock-Based Compensation

At March 31, 2009, the Company had five stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements contained in the most recently filed Annual Report on Form 10-K.

The Company’s total compensation cost related to stock options for the three months ended March 31, 2009 is $18, as compared to $23 for the same period in 2008.  The fair value compensation costs of unvested stock options in the first three months of 2009 and 2008 were determined using the Black-Scholes Option Pricing Model for grant dates between 2004 and 2009.  Historical inputs to the model for this period included expected volatility between 79% and 229%, risk-free interest rates between 1.37% and 5.07%, expected terms of 4.75 years, and an expected dividend yield of zero.

No tax benefit from stock-based compensation was recognized in the first three months of either 2009 or 2008, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during either period.

On March 31, 2009, 40,000 options, having an exercise price and fair value of $0.15, were granted to the Company’s independent directors in accordance with their compensation plan, which includes a grant of 10,000 options annually to each independent director on March 31 or the next business day.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 229%, a risk-free interest rate of 1.37%, an expected term of 4.75 years, and an expected dividend yield of zero.  A similar grant of 40,000 options was made during the first three months of 2008.

The following summarizes the changes in common stock options for the three months ending March 31, 2009 and 2008, respectively:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	979,027	$7.73
Granted	40,000	$0.15
Expired	(15,000)	$58.23
Outstanding at March 31, 2009	1,004,027	$6.67

Options exercisable at March 31, 2009	676,527	$9.55

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	975,749	$9.88
Granted	40,000	$0.90
Expired	(1,250)	$78.00
Outstanding at March 31, 2008	1,014,499	$9.44

Options exercisable at March 31, 2008	549,499	$16.73

As of March 31, 2009, the total unrecognized stock-based compensation expense related to unvested stock options was $115, which is expected to be recognized over a weighted average period of approximately 12 months.

As of March 31, 2009, the aggregate intrinsic value of options outstanding was $0, based on the Company’s closing stock price of $0.15 on March 31, 2009.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.  At March 31, 2009, all of the outstanding options had exercise prices equal to or greater than $0.15.

The following summarizes the changes in unvested common stock options for the three months ending March 31, 2009 and 2008, respectively:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	297,500	$0.54
Granted	40,000	$0.15
Vested	(10,000)	$0.87
Forfeited	—	—
Unvested at March 31, 2009	327,500	$0.48

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	425,813	$0.51
Granted	40,000	$0.56
Vested	(813)	$1.43
Forfeited	—	—
Unvested at March 31, 2008	465,000	$0.51

The total fair value of options vesting during the three months ending March 31, 2009 and 2008 was $9 and $1, respectively.  The unvested options have no associated performance conditions.  Therefore, the Company expects that, barring the departure of individual directors or employees, all of the unvested options will vest according to the standard timetable.

The following summarizes information regarding all stock options outstanding at March 31, 2009 and 2008:

March 31, 2009

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.15 to $ 1.39	750,000	4.03	$0.83	422,500	3.42	$0.90
$ 1.40 to $ 3.00	159,448	1.42	$2.94	159,448	1.42	$2.94
$ 6.88 to $ 15.62	2,965	1.77	$14.99	2,965	1.77	$14.99
$48.76 to $ 71.26	88,083	0.74	$58.70	88,083	0.74	$58.70
$78.00 to $127.50	3,531	1.31	$111.46	3,531	1.31	$111.46
	1,004,027	3.31	$6.67	676,527	2.58	$9.55

March 31, 2008

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.51 to $ 1.39	710,000	4.86	$0.87	245,000	4.10	$0.93
$ 1.40 to $ 3.00	159,448	2.42	$2.94	159,448	2.42	$2.94
$ 6.88 to $ 15.62	2,965	2.77	$14.99	2,965	2.77	$14.99
$48.76 to $ 71.26	138,555	1.35	$58.16	138,555	1.35	$58.16
$78.00 to $127.50	3,531	2.31	$111.46	3,531	2.31	$111.46
	1,014,499	3.98	$9.44	549,499	2.90	$16.73

Note 5 – Composition of Certain Financial Statements Captions

The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

In December 2003, the Company acquired patent rights associated with the VoIP Patent.  The $100 cost of the patent rights was recorded as an intangible asset in the Company’s financial statements, and was amortized on a straight-line basis over the five years ending December 31, 2008.  Equivalent patent rights have been granted or validated in Australia, Canada, China, Europe and Hong Kong, the earliest of which expires in 2015.

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2009	December 31, 2008
Regulatory and legal fees	$111	$51
Accounting, auditing and tax consulting	101	95
Patent licensing costs	—	135
Sales and other taxes	62	62
Remuneration and benefits	118	87
Other	46	42

Total accounts payable and accrued liabilities	$438	$472

Note 6 – Investments

The Company’s investments as at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
Buddy Media, Inc.	$224	$224
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	18	18

Total investments	$242	$242

Buddy Media, Inc.

On September 12, 2007, the Company acquired 303,030 shares of convertible Series A Preferred Stock of Buddy Media, Inc. (“Buddy Media”), a private company, for a total purchase price of $100.  Buddy Media is a leading developer of applications for emerging new media platforms, such as Facebook, MySpace and other social media sites.  The Company’s investment was less than 5% of Buddy Media on an as-converted basis.  The Series A preferred shares vote on an as-converted basis with the common stock.

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

Based on the Company’s analysis of Buddy Media’s financial statements and projections as at March 31, 2009, the Company concluded that there has been no impairment in the fair value of its investment.

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

The Company accounts for its investment under the equity method.  During 2008, the Company invested an additional $1 in Knight’s Bridge GP, recorded $5 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $8.  During the first quarter of 2009, the Company recorded $1 as its share of Knight’s Bridge GP’s earnings and received cash distributions of $1.

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

Based on the Company’s analysis of Knight’s Bridge GP’s and the Fund’s financial statements and projections as at March 31, 2009, the Company concluded that there has been no impairment in the fair value of its investment.

Note 7 – Debt

At March 31, 2009 the Company’s debt consisted solely of the accounts payable and accrued liabilities detailed in Note 5.  At December 31, 2007, the Company was indebted to Counsel in the aggregate amount of $2,335, consisting of $2,151 principal and $184 accumulated interest.  This debt was repaid in full in March 2008, including $43 of interest accrued during the first quarter of 2008.

For further discussion of the related party notes and other transactions with Counsel, see Note 3 and Note 10.

Warrant to purchase common stock

On October 14, 2004, the Company issued a note (the “Note”) to a third party lender, in the principal amount of $5,000, which was repaid in full in January 2007.  In addition to the Note, the Company issued a common stock purchase warrant (the “Warrant”) to the third party lender, entitling the lender to purchase up to one million shares of common stock, subject to adjustment.  The Warrant entitles the holder to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates shall equal or exceed 15 times the exercise price.  The exercise price is $1.00 per share as to the first 250,000 shares, $1.08 per share for the next 250,000 shares and $1.20 per share for the remaining 500,000 shares.  The exercise price is 125%, 135% and 150% of the average closing price for the ten trading days immediately prior to the issue date of the Warrant, respectively.

The Company accounts for the Warrant in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements.  Accordingly, the Warrant is classified in equity in the Company’s financial statements.  At each financial statement date, the Company assesses whether there are any contingent obligations with respect to the Warrant’s registration payment arrangement.  At every assessment date, up to and including March 31, 2009, the Company’s assessment has been that payments relating to the registration payment arrangement are not probable, and therefore the Company has not recorded any liability in connection with such a payment.

Note 8 – Patent Participation Fee

In the fourth quarter of 2003, C2 acquired the VoIP Patent from a third party.  Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.  In 2008, as a result of entering into four settlement and license agreements, the Company incurred $2,630 of patent residual expense.  No expense was incurred during the first three months of 2009, compared to $349 during the first quarter of 2008.

Note 9 – Income Taxes

In the first quarter of 2009, the Company recognized a current income tax expense of $92 and a net deferred income tax recovery of $99.  The net recovery in the quarter is primarily due to a change in estimate of the tax effect of available tax loss carryforwards expected to be utilized in the 2009 year.  The Company recognized no current income tax expense, and $921 of deferred income tax expense, in the three months ended March 31, 2008.  The deferred income tax expense of $921 was a result of the utilization of substantially all of the available tax losses previously recognized as a deferred tax asset as at December 31, 2007.

As of March 31, 2009 the unrecognized tax benefit determined pursuant to FIN 48 is $13,138.  As of December 31, 2007, such determined unrecognized tax benefit was $13,167.  Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above is an offsetting reduction in the Company’s valuation allowance.  Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow.

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

The Company’s estimated remaining federal tax loss carryforwards at the end of March 31, 2009 were comprised of approximately $53,500 of unrestricted net operating tax losses, $30,400 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,300 of unrestricted capital losses.

The Company historically has been subject to state income tax in multiple jurisdictions. While the Company had net operating loss carryforwards for state income tax purposes in certain states where it previously conducted business, its available state tax loss carryforwards may differ substantially by jurisdiction and, in general, are subject to the same or similar restrictions as to expiry and usage described above. In addition, in certain states the Company’s state tax loss carryforwards that were attributable to certain legacy businesses sold in recent years ceased to be available to the Company following their sale.  It is possible that in the future the Company may not have tax loss carryforwards available to shield income earned for state tax purposes, and which is attributable to a particular state, from being subject to tax in that particular state.

Note 10 – Related Party Transactions

During the first quarter of 2008, the Company repaid the $2,335 owing to Counsel at December 31, 2007, as well as $43 in interest accrued during that quarter.  No additional advances were made by Counsel during 2008 or the first quarter of 2009.

The Chief Executive Officer (“CEO”) of C2 is an employee of Counsel.  As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of up to 100% of the base salary.  A bonus of $138 was paid for the year ended December 31, 2008.

Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by certain Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  For the year ended December 31, 2008, the cost was $360.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  Counsel continued to provide these services during the first three months of 2009 on the same cost basis as 2008.

Note 11 – Commitments and Contingencies

Legal Proceedings

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like).  Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment.  In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights.  The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis.  Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices.  A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer.  Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value.  Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders.  On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida.  On February 4, 2005, the declaratory judgment action was stayed pending the resolution of direct and derivative lawsuits filed in California.  This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits.  As a result of the June 2008 settlement of the derivative and securities lawsuits in California, the stay of the Florida declaratory judgment action is expected to be lifted shortly.  In the first quarter of 2009, the Company completed an agreement with the holders of 27,221 of the 27,536 shares held by the remaining dissenting stockholders, whereby the stockholders agreed to accept $4.60 per share in full payment for their respective shares, for cancellation by the Company, and a release of any other claims that they may have against the Company and Counsel.  When the declaratory judgment action resumes with respect to the remaining dissenting stockholders, who exercised their appraisal rights with respect to the remaining 315 shares, the Company provides no assurance that this matter will be resolved in our favor; however, the Company’s management does not believe that an unfavorable outcome of this matter would have a material adverse impact on our business, results of operations, financial position or liquidity.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Commitments

At March 31, 2009, the Company had no commitments other than its accounts payable and accrued liabilities, as detailed in Note 5.

Note 12 – Subsequent Events

Subsequent to the date of these financial statements, on May 7, 2009, C2 invested approximately $2,590 to acquire an approximately 5% interest in the brand, inventory, intellectual property and other assets of Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest will be managed by Knight’s Bridge Capital Management L.P., an affiliate of C2’s parent, Counsel.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”).

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

The Company’s objective is to obtain licensing and royalty revenue from the target market for its patents.  In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against seven major U.S. telecommunications carriers, which alleged that these companies’ VoIP services and systems infringe C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”).  The complaint sought an injunction, monetary damages, and costs.  The litigation resulted in the Company entering into settlement and license agreements in 2008, for which C2 was paid $17,625 in aggregate, whereby C2 granted the defendants non-exclusive, perpetual, worldwide, fully paid up, royalty free licenses under any of C2’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc., Buddy Media, Inc. (“Buddy Media”) and LIMOS.com LLC (“LIMOS.com”).  Its investment in MyTrade.com, Inc. was sold in the fourth quarter of 2007. In the fourth quarter of 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”).  The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with the Company’s majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”).  Knight’s Bridge GP was formed to acquire the general partner interests in 2007 Fund 1 LLP (the “Fund”, subsequently renamed Knight’s Bridge Capital Partners Internet Fund No. 1 LP).  The Fund holds investments in several Internet-based e-commerce businesses.  As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital.  Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments.  In the second quarter of 2008, the Company increased its investment in Buddy Media.  Following the purchase, the Company’s investment in Buddy Media remains less than 5% on an as-converted basis.  The Company’s investment in LIMOS.com was sold in the fourth quarter of 2008.

The Company did not make any additional investments in Internet-based e-commerce businesses during the first three months of 2009.

In February 2009 the Company established Counsel RB Capital LLC (“Counsel RB”).  Counsel RB is owned 75% by the Company and 25% by its Co-CEO’s.  It specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  In addition to purchasing various types of assets, Counsel RB also arranges traditional asset disposition services such as on-site and webcast auctions, liquidations and negotiated sales.  Although Counsel RB has just commenced operations, C2’s management anticipates that the Company’s investment in Counsel RB will allow C2 to diversify into a new operating segment.

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

Up to December 31, 2004, revenue related to our intellectual property was based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005.  No revenue was due to the receipt of licensing fees and royalties.  Revenue in 2008 was the result of entering into settlement and license agreements with six major U.S. telecommunications carriers, as described above.  We expect to generate ongoing licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights, as discussed above under “Overview and Recent Developments”.

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. and LIMOS.com LLC (sold in the fourth quarter of 2008).  It continued its investment activities in the fourth quarter of 2007 with the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC.  At March 31, 2009 the Company’s investment in these businesses totaled $242.  The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373	Issued: June 5, 2001 Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000 Expires: October 29, 2016

		People’s Republic of China No. ZL96199457.6	Issued: December 14, 2005 Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005
Expires: October 29, 2016

		Hong Kong	Issued: August 11, 2006
		No. HK1018372	Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007 [1]

	Voice Internet Transmission System (“C2 Patent”)	U.S. No. 6,438,124	Issued: August 20, 2002 Expires: July 22, 2018

		People’s Republic of China No. ZL97192954.8	Issued: May 21, 2004 Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006
Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008
Expires: February 5, 2017

	Private IP Communication Network Architecture	U.S. No. 7,215,663	Issued: May 8, 2007 Expires: June 12, 2017

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.  This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in Item 1 of this Report were those related to goodwill, investments, deferred tax assets, liabilities, and contingencies surrounding litigation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation.  Actual results could differ from these estimates.

The critical accounting policies used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.  To aid in the understanding of our financial reporting, a summary of these policies is provided in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Report.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At March 31, 2009 the Company’s working capital was $4,053, as compared to $4,556 at December 31, 2008.  Cash decreased by $651, from $4,076 at December 31, 2008 to $3,425 at March 31, 2009.  During the first quarter of 2009, the Company recognized no revenue from patent licensing, and received only minimal amounts of cash as interest on its bank deposits or as a distribution from its equity investment in Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  During the same period, the Company advanced approximately $170 in connection with its investment in Counsel RB, repurchased common shares for cancellation for $125, as discussed in Note 11 of the unaudited condensed consolidated financial statements, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements during the quarter related to recurring operating expenses.

The Company’s liabilities at March 31, 2009 and December 31, 2008, of $438 and $472, respectively, consisted solely of accounts payable and accrued liabilities.  This resulted in net free cash holdings of $2,987 and $3,604 at March 31, 2009 and December 31, 2008, respectively.  The Company had no commitments at March 31, 2009 or December 31, 2008, and no off balance sheet arrangements at either date.

The Company’s ongoing objective is to continue to enter into licensing and royalty agreements with respect to its patents.  Even if the Company does not enter into such agreements, it has sufficient cash resources to cover its currently estimated annual cash operating expenses of approximately $1,200 (not including the operations of Counsel RB).  At the current time, the Company has no available credit facilities, nor does it have any guarantees from related parties.  The Company’s other assets, consisting primarily of a deferred tax asset, investments in private companies, and goodwill, are not readily convertible to cash.

Ownership Structure and Capital Resources

•	At March 31, 2009 the Company had stockholders’ equity attributable to the Company’s common shareholders of $4,522, as compared to $4,971 at December 31, 2008.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

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

Cash Position and Cash Flows

Cash at March 31, 2009 was $3,425 as compared to $4,076 at December 31, 2008, a decrease of $651.

Cash provided by or used in operating activities Cash used in operating activities during the three months ended March 31, 2009 was $510, as compared to cash provided of $2,739 during the same period in 2008.  As discussed above, during the first three months of 2009 the Company recognized no revenue and had only minimal cash receipts.  As a result, during the first three months of 2009 the Company had a net loss from continuing operations of $379, as compared to net income of $1,795 for the first three months of 2008.

The use of cash related to other assets was $15 in the first three months of 2009 as compared to $238 of cash used in the first three months of 2008; this difference was largely due to the Company’s 2008 prepayment of directors and officers liability insurance.  Accounts payable decreased by $34 in the first three months of 2009, and increased by $232 in the first three months of 2008. This change was primarily due to costs associated with the Company’s patent licensing revenue, particularly the first quarter patent participation fee relating to revenue earned during the first quarter of 2008.  No fee was due for the first quarter of 2009.  As well, during the first quarter of 2009 the Company increased its deferred tax assets by $99, as compared to a decrease of $921 during the first quarter of 2008, a net change of $1,020.  The large decrease in 2008 was associated with the Company’s recognition of patent licensing revenue during the same period; there were no similar transactions in 2009.

Cash flows from investing activities  There were minimal cash flows associated with investing activities in the first quarter of both 2009 and 2008.

Cash flows used in financing activities  Financing activities used net cash of $142 during the three months ended March 31, 2009, as compared to using $2,335 for the same period in 2008.  In 2009, $125 of this resulted from the Company’s purchase and cancellation of 27,221 of its common shares, and $17 from the non-controlling interest in Counsel RB.  The sole financing activity in 2008 was the repayment of the debt owing to Counsel at December 31, 2007.

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

Three-Month Period Ended March 31, 2009 Compared to Three-Month Period Ended March 31, 2008

Patent licensing revenues were $0 during the three months ended March 31, 2009 and $6,225 during the same period in 2008.  These revenues were from settlement and license agreements entered into with AT&T and Verizon.

Patent licensing expense was $1 during the three months ended March 31, 2009 and $3,184 during the same period in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Selling, general and administrative expense was $387 during the three months ended March 31, 2009 as compared to $276 for the three months ended March 31, 2008.  The significant items included:

•
Compensation expense was $184 in the first quarter of 2009, compared to $58 in the first quarter of 2008.  The quarterly salary earned by the CEO of C2 remained unchanged at $34.  Stock based compensation decreased from $23 in 2008 to $18 in 2009.  The net increase of $126 from 2008 to 2009 is primarily due to $131 in salaries for Counsel RB employees.

•	Legal expense was $6 in the first quarter of 2009, compared to $11 in the first quarter of 2008.

•	Accounting and tax consulting expenses were $14 in the first quarter of 2009, compared to $30 in the first quarter of 2008.

•	Directors’ fees were $32 in the first quarter of both 2009 and 2008.

•	Management fees charged by our controlling stockholder, Counsel, were $90 in the first quarter of both 2009 and 2008.

•	Directors and officers liability insurance expense was $37 in the first quarter of both 2009 and 2008.

•	Office rent was $6 in the first quarter of 2009 as compared to $0 in the first quarter of 2008. The 2009 cost relates to office space being rented by Counsel RB.

Depreciation and amortization – This expense was $0 in the first quarter of 2009 as compared to $5 in the first quarter of 2008.  The 2008 expense relates to the amortization of the cost of the VoIP Patent, which was fully amortized at December 31, 2008.

Interest expense – related party – This expense was $0 in the first quarter of 2009 as compared to $43 in the first quarter of 2008.  The associated related party loan was repaid in full in the first quarter of 2008 and the Company has incurred no interest expense since that time.

Inflation.    Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash and cash equivalents are deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, at March 31, 2009 we had no variable or fixed rate debt instruments outstanding.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2009.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 11 of the unaudited condensed consolidated financial statements, which are included in Part I of this Report, and hereby incorporated by reference into this Part II, for a discussion of the Company’s legal proceedings.

Item 1A.  Risk Factors

There have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 18, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: May 11, 2009	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and Chief Executive Officer

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary