Form 10-Q
period 2009-06-30
C2 Global Technologies Inc
filed 2009-08-07
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 4, 2009, there were 22,718,309 shares of common stock, $0.01 par value, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands of US dollars, except share and per share amounts)	2009	2008

ASSETS
Current assets:
Cash	$226	$4,076
Accounts receivable	1,977	—
Other current assets	47	77
Inventory (Note 5)	4,009	—
Deferred income tax assets (Note 9)	—	875
Total current assets	6,259	5,028
Other assets:
Goodwill (Note 5)	173	173
Investments (Note 6)	2,780	242
Deferred income tax assets (Note 9)	1,021	—
Total assets	$10,233	$5,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$1,376	$472
Debt payable to third parties (Note 7)	2,569	—
Debt payable to a related party (Note 7)	1,435	—
Total liabilities	5,380	472

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $10.00 par value, convertible, non-redeemable, authorized 10,000,000 shares, issued and outstanding 594 Class N shares at June 30, 2009 and December 31, 2008; liquidation preference of $594 at June 30, 2009 and December 31, 2008	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 22,718,309 shares at June 30, 2009 and 22,745,530 shares at December 31, 2008	227	227
Additional paid-in capital	274,672	274,761
Accumulated deficit	(270,253)	(270,023)

Stockholders’ equity before non-controlling interest	4,652	4,971
Non-controlling interest in subsidiary	201	—
Total equity	4,853	4,971

Total liabilities and stockholders’ equity	$10,233	$5,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
(In thousands of US dollars, except per share amounts)

Revenue:
Patent licensing		$950		$1,900		$950		$8,125
Asset trading		3,102		—		3,102		—
Total revenue		4,052		1,900		4,052		8,125

Operating costs and expenses:
Patent licensing		586		1,308		587		4,492
Asset trading		2,675		—		2,675		—
Selling, general and administrative		708		280		1,095		556
Depreciation and amortization		—		5		—		10
Total operating costs and expenses		3,969		1,593		4,357		5,058
Operating income (loss)		83		307		(305)		3,067
Other income (expense):
Other income		21		5		22		5
Interest expense – third party		(28)		—		(28)		—
Interest expense – related party		(35)		—		(35)		(43)
Total other income (expense)		(42)		5		(41)		(38)
Income (loss) from continuing operations before the undernoted		41		312		(346)		3,029
Income tax expense (recovery) (Note 9)		(46)		9		(53)		930
Earnings of equity accounted investments (net of $0 tax) (Note 6)		19		8		20		7
Income (loss) from continuing operations		106		311		(273)		2,106
Loss from discontinued operations (net of $0 tax)		—		(6)		—		(6)
Net income (loss) and comprehensive income (loss) before non-controlling interest		106		305		(273)		2,100
Net (income) loss and comprehensive (income) loss attributable to non-controlling interest		6		—		43		—
Net income (loss) and comprehensive income (loss)		$112		$305		$(230)		$2,100

Weighted average common shares outstanding		22,718		23,045		22,729		23,070
Weighted average preferred shares outstanding		1		1		1		1

Net income (loss) per share – basic and diluted: (Note 2)

Income (loss) from continuing operations
Common shares		$0.01		$0.01		$(0.01)		$0.09
Preferred shares		$0.20		$0.54	$	N/A		$3.65

Loss from discontinued operations
Common shares		$—		$—		$—		$—
Preferred shares	$	N/A	$	N/A	$	N/A	$	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended June 30, 2009

(in thousands of US dollars, except number of shares)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated Equity	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$—	$(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—	—
Cancellation of common stock (Note 11)	—	—	(350,000)	(4)	4	—	—	—
Compensation cost related to stock options	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	5,827	—	5,827
Balance at December 31, 2008	594	6	22,745,530	227	274,761	(270,023)	—	4,971
Capital contribution	—	—	—	—	—	—	244	244
Purchase and cancellation of common stock (Note 11)	—	—	(27,221)	—	(125)	—	—	(125)
Compensation cost related to stock options	—	—	—	—	36	—	—	36
Net loss	—	—	—	—	—	(230)	(43)	(273)
Balance at June 30, 2009	594	$6	22,718,309	$227	$274,672	$(270,253)	$201	$4,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss) from continuing operations	$(273)	$2,106
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	13	—
Amortization of financing costs on debt payable to third party	15	—
Accrued interest added to principal of related party debt	35	—
Stock-based compensation expense	36	47
Equity interests in significantly influenced companies	(20)	(7)
Gain on sale of investments	(21)	—
Depreciation and amortization	—	10

Changes in operating assets and liabilities:
Increase in accounts receivable	(1,977)	—
Increase in inventory	(4,009)	—
Decrease (increase) in other assets	30	(129)
Decrease (increase) in deferred income tax assets	(146)	930
Increase in accounts payable and accrued liabilities	904	234
Net cash provided by (used in) operating activities by continuing operations	(5,413)	3,191
Net cash used in operating activities by discontinued operations	—	(6)
Net cash provided by (used in) operating activities by continuing and discontinued operations	(5,413)	3,185

Cash flows from investing activities:
Investment in significantly influenced company	(2,621)	—
Purchase of portfolio investments	—	(125)
Sale of portfolio investments	121	—
Cash distributions from portfolio investments	3	5
Net cash used in investing activities	(2,497)	(120)

Cash flows from financing activities:
Proceeds from issuance of debt payable to third parties	2,541	—
Proceeds from issuance of note payable to a related party	1,400	—
Purchase and cancellation of common shares	(125)	—
Non-controlling interest contribution	244	—
Repayment of notes payable to a related party	—	(2,335)
Net cash provided by (used in) financing activities	4,060	(2,335)
Increase (decrease) in cash	(3,850)	730
Cash at beginning of period	4,076	67
Cash at end of period	$226	$797

Supplemental cash flow information:
Taxes paid	$92	$—
Interest paid	$—	$43

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

Licensing of intellectual property constitutes the Company’s Patent Licensing operating segment.  C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.  The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally.  The Company plans to obtain ongoing licensing and royalty revenue from the target market for its patents, with the assistance of outside counsel, in order to realize value from its intellectual property.

In the second quarter of 2009, the Company entered into a license agreement with C2 Communication Korea, an unrelated third party telecommunications company in the Republic of Korea.  The license covers C2’s two existing patents in the Republic of Korea, which correspond to the C2 Patent, and any patents that issue from these patents.  The terms of the license include an initial payment of $950, a percentage of the licensee’s net proceeds from the enforcement of the patents, and predetermined minimum amounts payable beginning in the third year of the agreement.

In 2007, the Company began investing in Internet-based e-commerce businesses through its acquisition of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc., LIMOS.com LLC (sold in the fourth quarter of 2008), and Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  A portion of the Buddy Media, Inc. investment was sold in the second quarter of 2009 for a net gain of $21.  In May 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest will be managed by Knight’s Bridge Capital Management L.P., an affiliate of C2’s parent, Counsel Corporation (together with its subsidiaries, “Counsel”).  The Company’s investments are discussed in more detail in Note 6.

In February 2009 the Company established Counsel RB Capital LLC (“Counsel RB”).  Counsel RB is owned 75% by the Company and 25% by its Co-CEO’s.  It specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  In addition to purchasing various types of assets, Counsel RB also arranges traditional asset disposition services such as on-site and webcast auctions, liquidations and negotiated sales.  Counsel RB commenced operations in the second quarter of 2009.

In June 2009, in order to acquire certain assets, Counsel RB acquired a non-operating asset holding company, Greystone Private Equity LLC (“Greystone”), a subsidiary of Greystone & Co. Holdings LLC (“Greystone Holdings”), for approximately $5,900.  The asset acquisition was accomplished by entering into an LLC Membership Interest Purchase Agreement to purchase Greystone, dated as of May 28, 2009, by and between Counsel RB and Greystone Holdings (the “Agreement”).  The assets include real estate, equipment, machinery and accounts receivable.  The real estate, equipment and machinery are held for sale and Counsel RB began to monetize these assets during the second quarter of 2009.  The purchase price for the acquired assets was payable in the following manner: (a) cash payments of approximately $2,900 were paid to or credited by Greystone Holdings on the closing date; and (b) the remaining balance of approximately $3,000 was comprised of (i) a note payable to Greystone Holdings in the principal amount of approximately $1,400, (ii) a credit facility in the amount of approximately $1,400 and (iii) assumption of debt in the amount of $200.  The note, credit facility and debt are discussed in more detail in Note 7.

The operations of Counsel RB, together with the investments in Internet-based e-commerce businesses, and the investment in Polaroid, constitute the Company’s Asset Investment and Trading operating segment.  The Company’s segments are discussed in more detail in Note 12.

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

The results of operations for the three and six-month periods ended June 30, 2009 are not necessarily indicative of those to be expected for the entire year ending December 31, 2009.

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

Significant estimates include revenue recognition, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), accounts receivable valuation, inventory valuation, valuation of goodwill and intangibles, valuation of deferred income tax assets, liabilities, contingencies surrounding litigation, and stock-based compensation.  These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents primarily with financial institutions in Toronto, Canada.  Counsel RB holds a minimum operating balance with a financial institution in New York City.  These accounts may from time to time exceed federally insured limits.  The Company has not experienced any losses on such accounts.  At June 30, 2009 and December 31, 2008, the Company did not hold any cash equivalents.

Accounts receivable

The Company’s accounts receivable are composed primarily of accounts receivable acquired by Counsel RB as a component of an asset acquisition or pursuant to an asset disposition.  They are recorded at their fair value at the acquisition or disposition date.  At each financial statement date the fair value of the outstanding accounts receivable is evaluated, and an allowance is recorded if the book value exceeds the fair value.

Inventory

The Company’s inventory consists of assets acquired for resale by Counsel RB.  They are recorded at the lower of cost and net realizable value.  Inventory is normally expected to be sold within a one-year operating cycle.

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

Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.  No impairment was present upon the performance of these tests at December 31, 2008 and 2007, and no events have occurred during 2009 to suggest that the carrying amount of goodwill may be impaired.  We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill.  Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions or other factors not known to management at this time.

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

The Company monitors all of its investments for impairment by considering factors such as the economic environment and market conditions, as well as the operational performance of, and other specific factors relating to the businesses underlying the investments.  The fair values of the securities are estimated quarterly using the best available information as of the evaluation date, including data such as the quoted market prices of comparable public companies, market price of the common stock underlying preferred stock, recent financing rounds of the investee, and other investee-specific information.  The Company will record an other than temporary impairment in the carrying value of an investment should the Company conclude that such a decline in value has occurred.

Impairments, equity pick-ups, dividends and realized gains and losses on equity securities are reported separately in the condensed consolidated statements of operations.  See Note 6 for further discussion of the Company’s investments.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  At June 30, 2009 and December 31, 2008 the carrying values of the Company’s financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, debt payable to third parties and a related party, approximate fair value due to their short-term nature.

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

Options, warrants and convertible debt are included in the calculation of diluted earnings (loss) per share, since they are assumed to be exercised or converted, except when their effect would be anti-dilutive.  For the periods ended June 30, 2009 and 2008, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS is not presented in these condensed consolidated unaudited financial statements.

Potential common shares are as follows:

	June 30,
	2009	2008

Assumed conversion of Class N preferred stock	23,760	23,880
Assumed exercise of options and warrant to purchase shares of common stock	2,004,027	2,014,499
	2,027,787	2,038,379

Patent licensing revenue

Prior to the second quarter of 2009, patent licensing revenue was in the form of one-time payments for past and future use of the Company’s patented technology.  These payments were not contingent upon the occurrence or non-occurrence of any events, and the parties had no further obligations or performance commitments, or any unilateral ability to rescind the agreement.  The full payment amounts were recognized as revenue in the quarter in which the agreements were completed.  In the second quarter of 2009, the Company entered into a patent license agreement (the “2009 Agreement”) that includes both a one-time initial payment and future royalty payments based on the patent-related earnings of the licensee, subject to minimum annual royalty payments beginning in the third year of the license, decreasing by $50 in each subsequent year.  Although the 2009 Agreement differs from previous agreements in that it includes future minimum royalty payments, the terms of the initial payment are very similar to the previous agreements in that this payment does not depend upon the occurrence or non-occurrence of any other event.  It represents the licensee’s cost to enter into the agreement.  Accordingly, the Company recognized the initial payment as revenue in the second quarter of 2009.  In general, patent licensing revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Revenues where collectibility is not assured are recognized when the total cash collections to be retained by the Company are finalized.

Asset trading revenue

Asset trading revenue consists of Counsel RB’s proceeds from asset inventory resale.  Asset proceeds are derived from auctions and negotiated sales.  Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured.

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

Segment reporting

Effective the second quarter of 2009, the Company operates in two business segments, patent licensing and asset investment and trading.  The patent licensing segment includes all operations relating to licensing of the Company’s intellectual property.  The asset investment and trading segment includes the operations of Counsel RB, together with the Company’s investments in Internet-based e-commerce businesses and in Polaroid.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 141(R) replaces SFAS No. 141 and SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements.  Together, SFAS No. 141(R) and SFAS No. 160 substantially increase the use of fair value and make significant changes to the way companies account for business combinations and noncontrolling interests.  Some of the more significant requirements are that they require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, acquisition-related costs to be expensed, and noncontrolling interests in subsidiaries to be initially measured at fair value and classified as a separate component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  They are to be applied prospectively, with one exception relating to income taxes.  The Company was required to adopt SFAS No. 141(R) and SFAS No. 160 effective January 1, 2009.

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

As the Company did not acquire any businesses during the first six months of 2009, the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 has had no impact on the Company’s consolidated statements.  The Company founded Counsel RB and made preliminary investments in it during the first quarter of 2009, before finalizing its investment in the second quarter of 2009.  Because the Company holds 75% of Counsel RB, the Company has consolidated Counsel RB in these condensed consolidated financial statements.  As a result, the Company’s financial statements report amounts related to the 25% noncontrolling interest, calculated as required by SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 does not change FASB Statement No. 133’s scope or accounting, but does require expanded disclosures about an entity’s derivative instruments and hedging activities.  The required disclosures include:  how and why an entity is using a derivative instrument or hedging activity, how the entity accounts for derivative instruments and hedged items under FASB Statement No. 133, and how the entity’s financial position, financial performance and cash flows are affected by derivative instruments.  SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”) to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  The Company was required to adopt SFAS No. 161 effective January 1, 2009; its adoption has had no impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the list of factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, both those acquired individually or as part of a group of other assets, and those acquired in business combinations or asset acquisitions.  The FSP also expands the disclosure requirements of SFAS No. 142.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Although the guidance regarding an intangible asset’s useful life is to be applied prospectively only to intangible assets acquired after FSP FAS 142-3’s effective date, the disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.  The Company was required to adopt FSP FAS 142-3 effective January 1, 2009.  As the Company did not acquire any intangible assets during the first six months of 2009, its adoption has had no impact on its operations or cash flows.

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

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly traded companies to make disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for financial statements issued after June 15, 2009, with early application permitted.  The Company adopted FSP FAS 107-1 for the quarter ending June 30, 2009, and has included the required disclosures in these unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”).  FSP FAS 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred.  The FSP is effective for financial statements issued after June 15, 2009.  As the Company does not currently hold any debt securities, the Company’s adoption of FSP FAS 115-2 for the quarter ended June 30, 2009 did not have an impact on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance on the application of SFAS No. 157 in determining when a market is not active and whether a transaction is not orderly.  FSP FAS 157-4 also amends SFAS No. 157 to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  The FSP is effective for financial statements issued after June 15, 2009, with early application permitted.  As the Company’s investments are in private companies for which no active market exists, or has existed in the past, its adoption of FSP FAS 157-4 had no impact on its financial statements for the quarter ended June 30, 2009.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 applies to all entities, and provides guidance on management’s assessment of events that occur after the balance sheet date but before the issuance of the financial statements.  It distinguishes between subsequent events that should and should not be recognized in the financial statements, requires disclosure of the date through which subsequent events were evaluated, and requires disclosure of certain nonrecognized subsequent events.  It requires that management assess subsequent events for both interim and annual reporting periods.  SFAS No. 165 is not expected to significantly change practice because its guidance is similar to that in previously-existing U.S. auditing literature for assessing and disclosing subsequent events.  Rather, SFAS No. 165 represents guidance directed specifically to management.  It is effective prospectively for interim or annual financial statements issued after June 15, 2009, and was therefore adopted by the Company for the quarter ended June 30, 2009.  No events have occurred subsequent to the date of these condensed consolidated financial statements that require disclosure in this Report.

Future accounting pronouncements

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”).  SFAS No. 166 reflects the FASB’s response to issues that entities have encountered with respect to applying FASB Statement No. 140 (“SFAS No. 140”).  It also addresses concerns raised by the SEC, members of Congress, and financial statement users about the accounting and disclosures required by SFAS No. 140 in the wake of the subprime mortgage crisis and the global credit market deterioration, and is intended to improve the accounting for transfers of financial assets.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, with early adoption prohibited.  The Company will therefore adopt SFAS No. 166 on January 1, 2010.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  SFAS No. 167 amends the consolidation guidance that applies to variable interest entities (VIEs), and will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R) (“FIN 46(R)”).  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R) as well as qualifying special-purpose entities that are outside of its scope.  An enterprise will need to reconsider its previous FIN 46(R) conclusions, including 1) whether an entity is a VIE, 2) whether the enterprise is the VIE’s primary beneficiary, and 3) what type of financial statement disclosures are required.  SFAS No. 167 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009, with early adoption prohibited.  The Company is currently evaluating the impact that SFAS No. 167 will have on its financial statements upon its adoption on January 1, 2010.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”).  SFAS No. 168 is intended to become the source of authoritative U.S. GAAP for nongovernmental entities, and all of the content will be considered authoritative.  As a result, the GAAP hierarchy will include only two levels of GAAP, authoritative and nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim or annual periods ending after September 15, 2009.  The Company is currently evaluating the impact that SFAS No. 168 will have on its financial statements upon its adoption by the Company in the third quarter of 2009.

The FASB, the EITF and the SEC have issued other accounting pronouncements and regulations during 2008 and 2009 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Note 3 – Liquidity and Capital Resources

At June 30, 2009 the Company had working capital of $879, as compared to working capital of $4,556 at December 31, 2008.  The primary contributors to the change were the Company’s use of cash to invest in Polaroid and acquire the Greystone assets, the acquisition of third party debt in connection with financing the asset acquisition, and the acquisition of related party debt in connection with financing the investment in Polaroid.  Cash decreased by $3,850, from $4,076 at December 31, 2008 to $226 at June 30, 2009.  At December 31, 2008, $875 of deferred income tax assets were included in current assets; at June 30, 2009 the Company’s deferred income tax assets have been reclassified as non-current.  At June 30, 2009, third party debt was $2,569 and related party debt was $1,435.  This debt is discussed in more detail in Note 7 and Note 10.

During the first six months of 2009, the Company recognized $950 in patent licensing revenue, which was receivable at June 30, 2009.  During the first six months of 2009, the Company recognized $3,102 in revenue from Counsel RB’s operations, $329 of which was outstanding at June 30, 2009.  Minimal amounts of cash were received as interest on the Company’s bank deposits or as a distribution from its equity investment in Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  During the same period, the Company advanced approximately $358 in connection with Counsel RB operating expenses, repurchased common shares for cancellation for $125, as discussed in Note 11, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements related to recurring operating expenses.

The Company’s liabilities at June 30, 2009 and December 31, 2008, totalled $5,380 and $472, respectively.  At June 30, 2009 these were composed of $4,004 of debt and $1,376 of accounts payable and accrued liabilities. At December 31, 2008, the Company’s liabilities consisted solely of accounts payable and accrued liabilities.  The Company had no other commitments at June 30, 2009 or December 31, 2008, and no off balance sheet arrangements at either date.

In 2009, the Company continued to enter into licensing and royalty agreements with respect to its patents, and has begun to trade in distressed and surplus assets through Counsel RB’s operations.  The Company expects to generate sufficient cash from these activities to meet its ongoing operating cash requirements.  Additionally, Counsel RB has a revolving credit facility in place to separately finance its purchases of assets for resale.

Ownership Structure and Capital Resources

•	At June 30, 2009 the Company had stockholders’ equity attributable to the Company’s common shareholders of $4,652, as compared to $4,971 at December 31, 2008.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

•
Beginning in 2001, Counsel invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196.  Counsel subsequently provided net advances of $2,151 through December 31, 2007, all of which were repaid, together with accrued interest, in the first quarter of 2008.  In the second quarter of 2009, Counsel made net advances of $1,400 and accrued $35 in interest.

Note 4 – Stock-based Compensation

At June 30, 2009, the Company had five stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements contained in the most recently filed Annual Report on Form 10-K.

The Company’s total compensation cost related to stock options for the three and six months ended June 30, 2009 is $18 and $36, respectively, as compared to $25 and $47 for the same periods in 2008.  The fair value compensation costs of unvested stock options in the first six months of 2009 and 2008 were determined using the Black-Scholes Option Pricing Model for grant dates between 2004 and 2009.  Historical inputs to the model for this period included expected volatility between 79% and 229%, risk-free interest rates between 1.37% and 5.07%, expected life of 4.75 years, and an expected dividend yield of zero.

No tax benefit from stock-based compensation was recognized in the first six months of either 2009 or 2008, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during either period.

On March 31, 2009, 40,000 options, having an exercise price and fair value of $0.15, were granted to the Company’s independent directors in accordance with their compensation plan, which includes a grant of 10,000 options annually to each independent director on March 31 or the next business day.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 229%, a risk-free interest rate of 1.37%, an expected term of 4.75 years, and an expected dividend yield of zero.  These were the only options granted during the first six months of 2009.  A similar grant of 40,000 options was made during the first six months of 2008.

The following summarizes the changes in common stock options for the six months ended June 30, 2009 and 2008, respectively:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	979,027	$7.73
Granted	40,000	$0.15
Expired	(15,000)	$58.23
Outstanding at June 30, 2009	1,004,027	$6.67

Options exercisable at June 30, 2009	699,027	$9.26

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	975,749	$9.88
Granted	40,000	$0.90
Expired	(1,250)	$78.00
Outstanding at June 30, 2008	1,014,499	$9.44

Options exercisable at June 30, 2008	571,999	$16.10

As of June 30, 2009, the total unrecognized stock-based compensation expense related to unvested stock options was $96, which is expected to be recognized over a weighted average period of approximately 10 months.

At June 30, 2009, all of the outstanding options had exercise prices equal to or greater than $0.15.

The following summarizes the changes in unvested common stock options for the six months ended June 30, 2009 and 2008, respectively:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	297,500	$0.54
Granted	40,000	$0.15
Vested	(32,500)	$0.53
Forfeited	—	—
Unvested at June 30, 2009	305,000	$0.49

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	425,813	$0.51
Granted	40,000	$0.87
Vested	(23,313)	$0.42
Forfeited	—	—
Unvested at June 30, 2008	442,500	$0.55

The total fair value of options vesting during the three and six months ended June 30, 2009 was $5 and $14, respectively, as compared to $9 and $10 for the same periods in 2008.  The unvested options have no associated performance conditions.  Therefore, the Company expects that, barring the departure of individual directors or employees, all of the unvested options will vest according to the standard timetable.

The following summarizes information regarding all stock options outstanding at June 30, 2009 and 2008:

June 30, 2009

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.15 to $ 1.39	750,000	3.78	$0.83	445,000	3.20	$0.89
$ 1.40 to $ 3.00	159,448	1.17	$2.94	159,448	1.17	$2.94
$ 6.88 to $ 15.62	2,965	1.52	$14.99	2,965	1.52	$14.99
$48.76 to $ 71.26	88,083	0.49	$58.70	88,083	0.49	$58.70
$78.00 to $127.50	3,531	1.06	$111.46	3,531	1.06	$111.46
	1,004,027	3.06	$6.67	699,027	2.38	$9.26

June 30, 2008

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.51 to $ 1.39	710,000	4.61	$0.87	267,500	3.92	$0.90
$ 1.40 to $ 3.00	159,448	2.17	$2.94	159,448	2.17	$2.94
$ 6.88 to $ 15.62	2,965	2.52	$14.99	2,965	2.52	$14.99
$48.76 to $ 71.26	138,555	1.10	$58.16	138,555	1.10	$58.16
$78.00 to $127.50	3,531	2.06	$111.46	3,531	2.06	$111.46
	1,014,499	3.73	$9.44	571,999	2.73	$16.10

Note 5 – Composition of Certain Financial Statements Captions

The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2009	December 31, 2008
Regulatory and legal fees	$280	$51
Accounting, auditing and tax consulting	82	95
Patent licensing costs	184	135
Asset investment and trading costs	548	—
Sales and other taxes	137	62
Remuneration and benefits	94	87
Other	51	42

Total accounts payable and accrued liabilities	$1,376	$472

Inventory, which is solely composed of Counsel RB’s assets purchased for resale, consisted of the following:

	June 30, 2009	December 31, 2008
Machinery and equipment	$2,362	$—
Real estate	1,647	—

Total inventory	$4,009	$—

Note 6 – Investments

The Company’s investments as at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Buddy Media, Inc.	$124	$224
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	18	18
Polaroid	2,638	—

Total investments	$2,780	$242

Buddy Media, Inc.

On September 12, 2007, the Company acquired 303,030 shares of convertible Series A Preferred Stock of Buddy Media for a total purchase price of $100.  Buddy Media, Inc. (“Buddy Media”), a private company, is a leading developer of applications for emerging new media platforms, such as Facebook, MySpace and other social media sites.  On April 15, 2008, the Company acquired 140,636 shares of convertible Series B Preferred Stock of Buddy Media for a total purchase price of $124.  The Series B preferred shares are senior to the Series A preferred shares, but otherwise have substantially equivalent terms and conditions, including voting rights on an as-converted basis with the common stock.  On June 29, 2009, the Company sold its Series A Preferred Stock to an unrelated third party for net proceeds of $121, thereby recognizing a gain of $21.  At all times, the Company’s cumulative investment has remained less than 5% of Buddy Media on an as-converted basis.

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

At June 30, 2009, based on its analysis of Buddy Media’s financial statements and projections as at June 30, 2009, the Company concluded that the investment’s cost is the best available estimate of its fair value.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC

The Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, effective December 7, 2007, for a total purchase price of $20.  The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel.  Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”).  The Fund holds investments in several non-public Internet-based e-commerce businesses.  As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital.  Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments.

The Company accounts for its investment under the equity method.  During 2008, the Company invested an additional $1 in Knight’s Bridge GP, recorded $5 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $8.  During the first six months of 2009, the Company recorded $3 as its share of Knight’s Bridge GP’s earnings and received cash distributions of $3.

At each balance sheet date, the Company estimates the fair value of its investment using the best available information as of the evaluation date.  Because Knight’s Bridge GP is a closely-held, non-public entity, this valuation must be based primarily on investee-specific information, which is a Level 3 input as defined by SFAS No. 157.  Knight’s Bridge GP’s value is directly linked to the value of the Fund, which is also a non-public entity, whose value is linked to the value of its investments.  The Company will record an other than temporary impairment of its equity investment in Knight’s Bridge GP in the event the Company concludes that such impairment has occurred.  It should be noted that at June 30, 2009, the Company’s investment in Knight’s Bridge GP is not material, and its exposure to potential losses from impairment of the Fund’s investments is limited to approximately $2.

Based on the Company’s analysis of Knight’s Bridge GP’s and the Fund’s financial statements and projections as at June 30, 2009, the Company concluded that there has been no impairment in the fair value of its investment, and that its cost is the best estimate of its fair value.

Polaroid

Effective May 5, 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  The investment was made as part of a joint venture investor group (the “JV Group”) that includes both related parties and non-related parties.  The JV Group formed two operating companies (collectively, “Polaroid”) to hold the acquired intellectual property (PLR IP Holdings, LLC) and inventory (PLR Acquisition LLC).  The Company, the related parties and two of the unrelated parties formed KPL, LLC (“KPL” or the “LLC”) to pool their individual investments in Polaroid.  The pooled investments total approximately $19 million of the aggregate purchase price of approximately $55 million.  KPL is managed by a related party, Knight’s Bridge Capital Partners Management, L.P. (the “Management LP”), who acts as the General Partner of the LLC.

C2’s investment in the LLC has two components:

•
$530 of Class D units.  These units are subject to a 2% annual management fee, payable to the General Partner.  The units have a 10% preferred return, and any profits generated in addition to the preferred return, and subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.  This investment is approximately 1% of Polaroid and approximately 2.7% of the LLC.

•
$2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment.  The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several Counsel related parties.  The $2,091 is Counsel’s share of the LP’s investment and was funded by Counsel.  Subsequent to making the investment in the LP, Counsel sold, to C2, the economic benefit of its indirect investment in Polaroid in return for a loan (under a pre-existing loan facility) bearing interest at 10% per annum.  C2 is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment.  The investment has an 8% preferred return, and subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest.  This investment is approximately 4% of Polaroid and approximately 10.8% of the LLC.

The Company accounts for its investment in the LLC under the equity method.  During the second quarter of 2009, the Company recorded $17 as its share of earnings.

Note 7 – Debt

At June 30, 2009, the Company’s outstanding debt was $4,171.  There was no outstanding debt at December 31, 2008.  Details of the debt are as follows:

	June 30, 2009

	Gross debt	Financing costs (1)	Reported debt
Promissory Note	$1,372	$—	$1,372
Revolving Credit Facility	1,157	(167)	990
Mortgage Debt	207	—	207
Related party debt	1,435	—	1,435
	4,171	(167)	4,004
Less current portion	4,171	(167)	4,004
Long-term debt, less current portion	$—	$—	$—

(1) Costs associated with raising debt facilities are amortized over the period of the related debt.

Promissory note

In connection with Counsel RB’s acquisition of Greystone’s assets in June 2009, Counsel RB issued a promissory note with a principal amount of approximately $1.36 million (the “Promissory Note”) to Greystone Holdings.  The Promissory Note bears interest at 6% annually, with both principal and interest payable one year from the date of the issuance of the Promissory Note.  Counsel RB may pre-pay the Promisssory Note in full at any time, without penalty.  If any payment required under the Promissory Note is not paid when due, or if any default under the Promissory Note occurs, the entire principal amount and accrued but unpaid interest will become immediately due and payable at the option of the holder of the Promissory Note.  The Promissory Note contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At June 30, 2009 the balance of the Promissory Note, including accrued interest, was $1,372.

Revolving credit facility

Also in connection with Counsel RB’s acquisition of Greystone’s assets, Counsel RB arranged a revolving credit facility (the “Credit Facility”) with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”), in order to finance the acquisition of eligible equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.5%, or 5%, matures one year from the date of closing of the acquisition, and has an initial balance of approximately US $1.4 million.  The maximum borrowing available under the Credit Facility, exclusive of the initial balance, is US $7.5 million, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of the Company’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired.  The Credit Facility contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At June 30, 2009 the balance of the Credit Facility, including accrued interest and net of deferred financing charges, was $990.

Mortgage debt

Also in connection with Counsel RB’s acquisition of Greystone’s assets, Counsel RB assumed 25% of a mortgage debt with a U.S. bank (the “Mortgage Debt”).  The Mortgage Debt is a demand loan that bears interest at 6.95%, which rate will be adjusted in the event the Mortgage Debt remains outstanding at June 27, 2011.  Interest is capitalized to the real estate assets held in inventory.  The Mortgage Debt contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At June 30, 2009 the balance of the Mortgage Debt was $207.

Related party debt

During the second quarter of 2009, Counsel made net advances of $1,400 to the Company under an existing loan facility (the “Counsel Loan”) that bears interest at 10%.  The primary reason for the advances was to fund the Company’s investment in Polaroid, as discussed in Note 6.  At June 30, 2009 the balance of the Counsel Loan, including accrued interest, was $1,435.

For further discussion of the Counsel Loan and other transactions with Counsel, see Note 3 and Note 10.

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

The Company accounts for the Warrant in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements.  Accordingly, the Warrant is classified in equity in the Company’s financial statements.  At each financial statement date, the Company assesses whether there are any contingent obligations with respect to the Warrant’s registration payment arrangement.  At every assessment date, up to and including June 30, 2009, the Company’s assessment has been that payments relating to the registration payment arrangement are not probable, and therefore the Company has not recorded any liability in connection with such a payment.

Note 8 – Patent Participation Fee

In the fourth quarter of 2003, C2 acquired the VoIP Patent from a third party.  Consideration paid was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.  Expense of $188 was accrued during the first six months of 2009, compared to $670 during the first six months of 2008.

Note 9 – Income Taxes

In the second quarter of 2009, the Company recognized a deferred income tax recovery of $46, increasing the aggregate net income tax recovery for the six months ended June 30, 2009 to $53.  The net tax recovery in the current year is primarily due to a change in estimate of the tax effect of available tax loss carryforwards expected to be utilized in subsequent taxation years.  The Company recorded deferred income tax expense of $930 in the six months ended June 30, 2008 as a result of the utilization of substantially all of the available tax losses previously recognized as a deferred tax asset as at December 31, 2007.

As of June 30, 2009 the unrecognized tax benefit determined pursuant to FIN 48 is $12,177.  As of March 31, 2009, such unrecognized tax benefit was determined to be $13,138.  The difference of $961 is due to a change in estimate of the balance of unrecognized tax benefits previously determined.  Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above is an offsetting reduction in the Company’s valuation allowance.  Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Because the Company has tax loss carryforwards in excess of the unrecognized tax benefits, the Company did not accrue for interest and penalties related to unrecognized tax benefits either upon the adoption of FIN 48 or in the current period.

It is possible that the total amount of the Company’s unrecognized tax benefits will significantly increase or decrease within the next 12 months.  These changes may be the result of future audits, the application of “change in ownership” rules leading to further restrictions in tax losses arising from changes in the capital structure of the Company and/or that of its parent company Counsel, reductions in available tax loss carryforwards through future merger, acquisition and/or disposition transactions, failure to continue a significant level of business activity, or other circumstances not known to management at this time.  Any such additional limitations could require the Company to pay income taxes on its future earnings and record an income tax expense to the extent of such liability, despite the existence of tax loss carryforwards.  At this time, an estimate of the range of possible outcomes cannot be made.

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

The Company’s estimated remaining federal tax loss carryforwards at the end of June 30, 2009 were comprised of approximately $53,700 of unrestricted net operating tax losses, $33,400 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,300 of unrestricted capital losses.

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

Note 10 – Related Party Transactions

The Company has a loan facility (the “Counsel Loan”) with Counsel, under which advances were originally made in 2003.  The Counsel Loan bears interest at 10%, compounded quarterly, and any outstanding balance is subject to an accelerated maturity in certain circumstances.  During the second quarter of 2009, Counsel made net advances of $1,400 to the Company under the Counsel Loan and accrued interest of $35, resulting in an outstanding balance of $1,435 at June 30, 2009.  No amounts were outstanding under the Counsel Loan at June 30, 2008.

For further discussion of the loan transactions with Counsel, see Note 3 and Note 7.

The Chief Executive Officer (“CEO”) of C2 is an employee of Counsel.  As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of up to 100% of the base salary.  A bonus of $138 was paid for the year ended December 31, 2008.

Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by certain Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  For the year ended December 31, 2008, the cost was $360.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  Counsel continued to provide these services during 2009 on the same cost basis as 2008, with the expense for the first six months of 2009 being $180.

Note 11 – Commitments and Contingencies

Legal Proceedings

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like).  Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment.  In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights.  The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis.  Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices.  A stockholder of 20 shares notified us of his acceptance of our offer of $4.00 per share, while the stockholders of the remaining shares did not accept our offer.  Stockholders who did not accept our offer were required to indicate their own estimate of fair value, and if we do not agree with such estimates, the parties are required to go to court for an appraisal proceeding on an individual basis, in order to establish fair value.  Because we did not agree with the estimates submitted by most of the dissenting stockholders, we have sought a judicial determination of the fair value of the common stock held by the dissenting stockholders.  On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in the Circuit Court for the 17th Judicial District in Broward County, Florida.  On February 4, 2005, the declaratory judgment action was stayed pending the resolution of direct and derivative lawsuits filed in California.  This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits.  As a result of the June 2008 settlement of the derivative and securities lawsuits in California, the stay of the Florida declaratory judgment action has been lifted.  In the first quarter of 2009, the Company completed an agreement with the holders of 27,221 of the 27,536 shares held by the remaining dissenting stockholders, whereby the stockholders agreed to accept $4.60 per share in full payment for their respective shares, for cancellation by the Company, and a release of any other claims that they may have against the Company and Counsel.  When the declaratory judgment action resumes with respect to the remaining dissenting stockholders, who exercised their appraisal rights with respect to the remaining 315 shares, the Company provides no assurance that this matter will be resolved in our favor; however, the Company’s management does not believe that an unfavorable outcome of this matter would have a material adverse impact on our business, results of operations, financial position or liquidity.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Commitments

As discussed in Note 7, the Company, together with Counsel, has guaranteed the Promissory Note, the Revolving Credit Facility and the Mortgage Debt that were incurred by Counsel RB in connection with its acquisition of the Greystone assets in the second quarter of 2009.  As of the date of this Report, neither the Company nor Counsel have been required to make any payments relating to these guarantees.

Note 12 – Segment Reporting

Following the disposition of its Telecommunications segment in the third quarter of 2005, the Company operated in a single business segment, Patent Licensing.  Following the commencement of Counsel RB’s operations in the second quarter of 2009, the Company has diversified into a second segment, Asset Investment and Trading.

The Patent Licensing segment relates to the licensing of the Company’s intellectual property, including its VoIP Patent Portfolio, to third party users.

The Asset Investment and Trading segment includes the operations of Counsel RB.  It also includes the Company’s investments in Internet based e-commerce businesses, and the Company’s investment in Polaroid.  Prior to the second quarter of 2009, the Company’s Asset Investment and Trading segment was not sufficiently material to warrant classification as a separate segment.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  Prior to the second quarter of 2009, foreign operations were not significant; however, during the second quarter of 2009 the Company earned revenue of $950 from Korea.  The table below presents information about the segments of the Company as of and for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30, 2009 Reportable Segments

	Patent Licensing	Asset Investment and Trading	Total
Revenues from external customers	$950	$3,102	$4,052
Other income	—	21	21
Interest expense	—	28	28
Earnings from equity accounted investments	—	19	19
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	355	(4)	351
Investment in equity accounted investees	—	2,656	2,656
Segment assets	576	8,244	8,820

	For the Three Months Ended June 30, 2008 Reportable Segments

	Patent Licensing	Asset Investment and Trading	Total
Revenues from external customers	$1,900	$—	$1,900
Other income	—	—	—
Interest expense	—	—	—
Earnings from equity accounted investments	—	8	8
Depreciation and amortization	5	—	5
Segment income from continuing operations	573	8	581
Investment in equity accounted investees	—	422	422
Segment assets	10	651	661

	For the Six Months Ended June 30, 2009 Reportable Segments

	Patent Licensing	Asset Investment and Trading	Total
Revenues from external customers	$950	$3,102	$4,052
Other income	—	21	21
Interest expense	—	28	28
Earnings from equity accounted investments	—	20	20
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	349	(149)	200
Investment in equity accounted investees	—	2,656	2,656
Segment assets	576	8,244	8,820

	For the Six Months Ended June 30, 2008 Reportable Segments

	Patent Licensing	Asset Investment and Trading	Total
Revenues from external customers	$8,125	$—	$8,125
Other income	—	—	—
Interest expense	—	—	—
Earnings from equity accounted investments	—	7	7
Depreciation and amortization	10	—	10
Segment income from continuing operations	3,594	7	3,601
Investment in equity accounted investees	—	422	422
Segment assets	10	651	661

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Total other income and earnings from equity accounted investments for reportable segments	$40	$8	$41	$7
Unallocated other income from corporate accounts	—	5	1	5
	$40	$13	$42	$12

Total interest expense for reportable segments	$28	$—	$28	$—
Unallocated interest expense from related party debt	35	—	35	43
	$63	$—	$63	$43

Total depreciation and amortization for reportable segments	—	5	—	10
Other unallocated depreciation from corporate assets	—	—	—	—
	—	5	—	10

Total segment income	$351	$581	$200	$3,601
Other income (primarily interest)	—	5	1	5
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(291)	(266)	(527)	(570)
Income tax expense (recovery)	(46)	9	(53)	930
Net income (loss) from continuing operations	$106	$311	$(273)	$2,106

Segment assets	$8,820	$661	$8,820	$661
Intangible assets not allocated to segments	173	173	173	173
Other assets not allocated to segments(1)	1,240	1,008	1,240	1,008
	$10,233	$1,842	$10,233	$1,842

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable and prepaid insurance.

Note 13 – Subsequent Events

The Company has evaluated its operations during the period subsequent to June 30, 2009 up to and including August 7, 2009.  There have been no material events requiring disclosure in this Report.

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

C2 owns certain patents, detailed below under “Company History” and “Intellectual Property”, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 and 6,438,124 (together the “VoIP Patent Portfolio”), which it licenses.  All activities relating to the Company’s licensing of the VoIP Patent Portfolio, or its other intellectual property, constitute the Company’s Patent Licensing operating segment.  C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol (“IP”) telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.  The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally.

The Company’s objective is to obtain licensing and royalty revenue from the target market for its patents.  In this regard, in the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and on June 15, 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against seven major U.S. telecommunications carriers, which alleged that these companies’ VoIP services and systems infringed C2’s U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”).  The complaint sought an injunction, monetary damages, and costs.  The litigation resulted in the Company entering into settlement and license agreements in 2008, for which C2 was paid $17,625 in aggregate, whereby C2 granted the defendants non-exclusive, perpetual, worldwide, fully paid up, royalty free licenses under any of C2’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

In the second quarter of 2009, the Company entered into a license agreement with C2 Communication Korea, an unrelated third party telecommunications company in the Republic of Korea.  The license covers C2’s two existing patents in the Republic of Korea, which correspond to the C2 Patent, and any patents that issue from these patents.  The terms of the license include an initial payment of $950, a percentage of the licensee’s net proceeds from the enforcement of the patents, and predetermined minimum amounts payable beginning in the third year of the agreement.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc., Buddy Media, Inc. (“Buddy Media”) and LIMOS.com LLC (“LIMOS.com”).  Its investment in MyTrade.com, Inc. was sold in the fourth quarter of 2007. In the fourth quarter of 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”).  The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with the Company’s majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”).  Knight’s Bridge GP was formed to acquire the general partner interests in 2007 Fund 1 LLP (the “Fund”, subsequently renamed Knight’s Bridge Capital Partners Internet Fund No. 1 LP).  The Fund holds investments in several Internet-based e-commerce businesses.  As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital.  Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments.  In the second quarter of 2008, the Company increased its investment in Buddy Media but remained a minority shareholder.  The Company’s investment in LIMOS.com was sold in the fourth quarter of 2008.

In the second quarter of 2009, the Company sold a portion of its investment in Buddy Media, recognizing a gain of $21 on an initial investment of $100.  Also in the second quarter of 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest will be managed by Knight’s Bridge Capital Management L.P., an affiliate of C2’s parent, Counsel Corporation (together with its subsidiaries, “Counsel”).  The Company’s investments are discussed in more detail in Note 6 of the unaudited condensed consolidated financial statements included in Item 1 of this Report.

In February 2009 the Company established Counsel RB Capital LLC (“Counsel RB”).  Counsel RB is owned 75% by the Company and 25% by its Co-CEO’s.  It specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  In addition to purchasing various types of assets, Counsel RB also arranges traditional asset disposition services such as on-site and webcast auctions, liquidations and negotiated sales.  Counsel RB commenced operations in the second quarter of 2009.

In June 2009, in order to acquire certain assets, Counsel RB acquired a non-operating asset holding company, Greystone Private Equity LLC (“Greystone”), a subsidiary of Greystone & Co. Holdings LLC (“Greystone Holdings”), for approximately $5,900.  The assets include real estate, equipment, machinery and accounts receivable.  The real estate, equipment and machinery are held for sale and Counsel RB began to monetize these assets during the second quarter of 2009.  The purchase price for the acquired assets was payable in the following manner: (a) cash payments of approximately $2,900 were paid to or credited by Greystone Holdings on the closing date; and (b) the remaining balance of approximately $3,000 was comprised of (i) a note payable to Greystone Holdings in the principal amount of approximately $1,400, (ii) a credit facility in the amount of approximately $1,400, and (iii) assumption of debt in the amount of $200.  The note, credit facility and debt are discussed in more detail in Note 7 of the unaudited condensed consolidated financial statements included in Item 1 of this Report.

Counsel RB’s operations, together with the Company’s investments in Internet-based e-commerce businesses, and its investment in Polaroid, constitute the Company’s Asset Investment and Trading operating segment.  The Company’s segments are discussed in more detail in Note 12 of the unaudited condensed consolidated financial statements.

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

In 2003, we added to our VoIP patent holdings when we acquired the VoIP Patent, which included a corresponding foreign patent and related international patent applications.  The vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure C2’s obligations under the associated purchase agreement.  The VoIP Patent, together with the existing C2 Patent and related international patents and patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as it is used in the market today.  Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing C2’s patented technology.  The comprehensive nature of the VoIP Patent is summarized in the patent’s abstract, which, in pertinent part, describes the technology as follows:  “A method and apparatus are provided for communicating audio information over a computer network.  A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.”  As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net proceeds from the licensing or enforcement of our VoIP Patent Portfolio.

Up to December 31, 2004, revenue related to our intellectual property was based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005.  No revenue was due to the receipt of licensing fees and royalties.  Revenue in 2008 and 2009 was the result of entering into settlement and license agreements with six major U.S. telecommunications carriers and one foreign carrier, as described above.  We expect to generate ongoing licensing and royalty revenue in this business as we gain recognition of the underlying value in our VoIP Patent Portfolio through the enforcement of our intellectual property rights, as discussed above under “Overview and Recent Developments”.

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. (partially sold in the second quarter of 2009) and LIMOS.com LLC (sold in the fourth quarter of 2008).  It continued its investment activities in the fourth quarter of 2007 with the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC.  In the second quarter of 2009, the Company invested $2,621 in Polaroid.  At June 30, 2009 the Company’s investment in these businesses totaled $2,780.  The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.

As also discussed above under “Overview and Recent Developments”, in February 2009 the Company established Counsel RB.  Counsel RB’s major transaction during the quarter was the acquisition of certain assets, through the acquisition of Greystone.  Together with the Company’s investments in Internet-based e-commerce businesses and its investment in Polaroid, the Counsel RB operations have allowed the Company to diversify into a new operating segment, Asset Investment and Trading.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status
VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373 Australia No. 716096 People’s Republic of China No. ZL96199457.6 Canada No. 2,238,867 Hong Kong No. HK1018372 Europe No. 0873637

Issued:  June 5, 2001
Expires:  November 1, 2015

Issued:  June 1, 2000
Expires:  October 29, 2016

Issued:  December 14, 2005
Expires:  October 29, 2016

Issued:  October 18, 2005
Expires:  October 29, 2016

Issued:  August 11, 2006
Expires:  October 29, 2016

Granted March 21, 2007 [1]

	Voice Internet Transmission System (“C2 Patent”)	U.S. No. 6,438,124 People’s Republic of China No. ZL97192954.8 Canada No. 2,245,815 South Korea No. 847335	Issued: August 20, 2002 Expires: July 22, 2018 Issued: May 21, 2004 Expires: February 5, 2017 Issued: October 10, 2006 Expires: February 5, 2017 Issued: July 14, 2008 Expires: February 5, 2017
	Private IP Communication Network Architecture	U.S. No. 7,215,663	Issued: May 8, 2007 Expires: June 12, 2017
Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016
	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

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

Industry and Competition

Patent licensing

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

Asset liquidation

Our asset trading investment, Counsel RB, operates in the asset liquidation business primarily involving the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  The market for these assets is highly fragmented.  Counsel RB competes with other liquidators, auction companies, dealers and brokers.  It competes for potential purchasers with other liquidators and auction companies, as well as with equipment manufacturers, distributors, dealers and equipment rental companies.  Some of Counsel RB’s competitors have significantly greater financial and marketing resources and name recognition.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.  This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in Item 1 of this Report were those related to revenue recognition, accounts receivable, inventory, goodwill, investments, deferred income tax assets, liabilities, and contingencies surrounding litigation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation.  Actual results could differ from these estimates.

The critical accounting policies used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.  To aid in the understanding of our financial reporting, a summary of these policies is provided in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Report.

Contractual obligations

The following table summarizes the amounts of payments due, including accrued and estimated interest, under specified contractual obligations as of June 30, 2009:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory Note	$1,446	$1,446	$—	$—	$—
Revolving Credit Facility	1,211	1,211	—	—	—
Mortgage Debt	222	222	—	—	—
Related party debt	1,579	1,579	—	—	—
Total	$4,458	$4,458	$—	$—	$—

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At June 30, 2009 the Company had working capital of $879, as compared to working capital of $4,556 at December 31, 2008.  The primary contributors to the change were the Company’s use of cash to invest in Polaroid and acquire the Greystone assets, the acquisition of third party debt in connection with financing the asset acquisition, and the acquisition of related party debt in connection with financing the investment in Polaroid.  Cash decreased by $3,850, from $4,076 at December 31, 2008 to $226 at June 30, 2009.  At December 31, 2008, $875 of deferred income tax assets were included in current assets; at June 30, 2009 the Company’s deferred income tax assets have been reclassified as non-current.  At June 30, 2009, third party debt was $2,569 and related party debt was $1,435.  This debt is discussed in more detail in Note 7 and Note 10 in the unaudited condensed consolidated financial statements contained in Item 1 of this Report.

During the first six months of 2009, the Company recognized $950 in patent licensing revenue, which was receivable at June 30, 2009.  During the first six months of 2009, the Company recognized $3,102 in revenue from Counsel RB’s operations, $329 of which was outstanding at June 30, 2009.  Minimal amounts of cash were received as interest on the Company’s bank deposits or as a distribution from its equity investment in Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  During the same period, the Company advanced approximately $358 in connection with Counsel RB operating expenses, repurchased common shares for cancellation for $125, as discussed in Note 11, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements related to recurring operating expenses.

The Company’s liabilities at June 30, 2009 and December 31, 2008, totalled $5,380 and $472, respectively.  At June 30, 2009 these were composed of $4,004 of debt and $1,376 of accounts payable and accrued liabilities. At December 31, 2008, the Company’s liabilities consisted solely of accounts payable and accrued liabilities.  The Company had no other commitments at June 30, 2009 or December 31, 2008, and no off balance sheet arrangements at either date.

In 2009, the Company continued to enter into licensing and royalty agreements with respect to its patents, and has begun to trade in distressed and surplus assets through Counsel RB’s operations.  The Company expects to generate sufficient cash from these activities to meet its ongoing operating cash requirements.  Additionally, Counsel RB has a revolving credit facility in place to separately finance its purchases of assets for resale.

Ownership Structure and Capital Resources

•	At June 30, 2009 the Company had stockholders’ equity attributable to the Company’s common shareholders of $4,652, as compared to $4,971 at December 31, 2008.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

•
Beginning in 2001, Counsel invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196.  Counsel subsequently provided net advances of $2,151 through December 31, 2007, all of which were repaid, together with accrued interest, in the first quarter of 2008.  In the second quarter of 2009, Counsel made net advances of $1,400 and accrued $35 in interest.

Cash Position and Cash Flows

Cash at June 30, 2009 was $226 as compared to $4,076 at December 31, 2008, a decrease of $3,850.

Cash provided by or used in operating activities Cash used in operating activities during the six months ended June 30, 2009 was $5,413, as compared to cash provided of $3,185 during the same period in 2008.

The most significant operating uses of cash during the first six months of 2009 were the $4,009 increase in Counsel RB’s inventory, and the recording of $1,977 of accounts receivable, primarily relating to Counsel RB operations.  As well, during the first six months of 2009 the Company increased its deferred income tax assets by $146, as compared to a decrease of $930 during the first six months of 2008, a net change of $1,076.  The large decrease in 2008 was associated with the Company’s recognition of $8,125 of patent licensing revenue during the same period; the corresponding amount in 2009 was $950.  The most significant source of cash during the first six months was an increase of $904 in accounts payable and accrued liabilities, as compared to an increase of $234 for the same period in 2008.  The change of $670 was principally due to the inclusion of Counsel RB’s liabilities of $795 in 2009 only.  This was partially offset by a decrease of $164 in the accrued patent participation fee owing at June 30, 2009 as compared to the amount owing at June 30, 2008.  Additionally, during the first six months of 2009, $48 of accrued interest was added to third party and related party debt, and $15 of deferred financing costs were amortized.

Cash flows from investing activities  During the first six months of 2009, the major use of funds in investment activities was the investment of $2,621 in Polaroid.  As well, $121 was received as proceeds from the sale of the Company’s Buddy Media Series A preferred shares, and $3 was received as a cash distribution from Knight’s Bridge GP.  During the first six months of 2008, $125 was invested in Buddy Media Series B preferred shares and $5 was received as a cash distribution from Knight’s Bridge GP.

Cash provided by or used in financing activities  Financing activities provided net cash of $4,060 during the six months ended June 30, 2009, as compared to using $2,335 for the same period in 2008.  In 2009, $2,541 was provided from notes issued to third parties in connection with Counsel RB’s purchase of the Greystone assets, and $1,400 was provided from a note issued to Counsel in connection with the Company’s investment in Polaroid.  As well, $125 was used to purchase and cancel 27,221 of the Company’s common shares, and $244 was provided by the non-controlling interest in Counsel RB.  The sole financing activity in 2008 was the repayment of the debt owing to Counsel at December 31, 2007.

Management’s Discussion of Results of Operations

Patent licensing revenue is derived from licensing our intellectual property.  Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications.

Asset trading revenue is earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  It is also earned from more traditional asset disposition services, such as on-site and webcast auctions, liquidations and negotiated sales.  The Company began earning revenue in the asset investment and trading segment in the second quarter of 2009 when Counsel RB, its 75%-owned subsidiary that was established in the first quarter of 2009, commenced operations.

Three-Month Period Ended June 30, 2009 Compared to Three-Month Period Ended June 30, 2008

Patent licensing revenues were $950 during the three months ended June 30, 2009 and $1,900 during the same period in 2008.  In 2009 these revenues were from a license agreement entered into with C2 Communication Korea, and in 2008 from a settlement and license agreement entered into with Sprint.

Patent licensing expense was $586 during the three months ended June 30, 2009 and $1,308 during the same period in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Asset trading revenues were $3,102 during the three months ended June 30, 2009, relating to the dispositions of assets by Counsel RB.  There were no similar revenues in 2008, given that Counsel RB was formed in 2009.

Asset trading expense was $2,675 during the three months ended June 30, 2009.  There was no similar expense in 2008, given that Counsel RB was formed in 2009.

Selling, general and administrative expense was $708 during the three months ended June 30, 2009 as compared to $280 for the three months ended June 30, 2008.  The significant items included:

•
Compensation expense was $327 in the second quarter of 2009, compared to $59 in the second quarter of 2008.  The quarterly salary earned by the CEO of C2 remained unchanged at $35.  Stock-based compensation decreased from $24 in 2008 to $18 in 2009.  The increase of $268 from 2008 to 2009 is primarily due to $274 in salaries for Counsel RB employees.

•	Legal expense was $115 in the second quarter of 2009, compared to $24 in the second quarter of 2008.

•	Accounting and tax consulting expenses were $26 in the second quarter of 2009, compared to $27 in the second quarter of 2008.

•	Directors’ fees were $32 in the second quarter of both 2009 and 2008.

•	Consulting expense was $38 in the second quarter of 2009 as compared to $0 in the second quarter of 2008. The 2009 expense relates to the operations of Counsel RB.

•	Management fees charged by our controlling stockholder, Counsel, were $90 in the second quarter of both 2009 and 2008.

•
Directors and officers liability insurance expense was $29 in the second quarter of 2009 and $37 in the second quarter of 2008.  The decrease reflects a decrease in the premium, which became effective in June 2009.

•	Office rent was $19 in the second quarter of 2009 as compared to $0 in the second quarter of 2008. The 2009 expense relates to office space being rented by Counsel RB.

Depreciation and amortization – This expense was $0 in the second quarter of 2009 as compared to $5 in the second quarter of 2008.  The 2008 expense relates to the amortization of the cost of the VoIP Patent, which was fully amortized at December 31, 2008.

Other income (expense) - the changes are related to the following:

•
In the second quarter of 2009 the Company had other income of $21, as compared to income of $5 in 2008.  The 2009 income is the gain on the sale of Company’s Series A preferred share investment in Buddy Media.  The income in 2008 was composed of interest income and a refund related to prior years’ insurance premiums.

•
In the second quarter of 2009, third party interest expense was $28, as compared to $0 in 2008.  All of the interest expense in 2009 related to the debt associated with Counsel RB’s second quarter acquisition of the Greystone assets, and includes $15 amortization of deferred finance costs.

•
In the second quarter of 2009, related party interest expense was $35, as compared to $0 in 2008.  The related party loan outstanding at December 31, 2007 was repaid in full during the first quarter of 2008, and the Company incurred no interest expense during the remainder of 2008.

Six-Month Period Ended June 30, 2009 Compared to Six-Month Period Ended June 30, 2008

Patent licensing revenues were $950 during the six months ended June 30, 2009 and $8,125 during the same period in 2008.  In 2009 these revenues were from a license agreement entered into with C2 Communication Korea, and in 2008 from settlement and license agreements entered into with AT&T, Verizon and Sprint.

Patent licensing expense was $587 during the six months ended June 30, 2009 and $4,492 during the same period in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.  The decrease is directly related to the decrease in revenue.

Asset trading revenues were $3,102 during the six months ended June 30, 2009, relating to the dispositions of assets by Counsel RB.  There were no similar revenues in 2008, given that Counsel RB was formed in 2009.

Asset trading expense was $2,675 during the six months ended June 30, 2009.  There was no similar expense in 2008, given that Counsel RB was formed in 2009.

Selling, general and administrative expense was $1,095 during the six months ended June 30, 2009 as compared to $556 for the six months ended June 30, 2008.  The significant items included:

•
Compensation expense was $510 in the first half of 2009, compared to $116 in the first half of 2008.  The quarterly salary earned by the CEO of C2 remained unchanged at $69.  Stock-based compensation decreased from $47 in 2008 to $36 in 2009.  The increase of $394 from 2008 to 2009 is primarily due to $405 in salaries for Counsel RB employees.

•	Legal expense was $122 in the first half of 2009, compared to $35 in the first half of 2008.

•	Accounting and tax consulting expenses were $40 in the first half of 2009, compared to $57 in the first half of 2008.

•	Directors’ fees were $63 in the first half of both 2009 and 2008.

•	Management fees charged by our controlling stockholder, Counsel, were $180 in the first half of both 2009 and 2008.

•	Consulting expense was $38 in the first half of 2009 as compared to $0 in the first half of 2008. The 2009 expense relates to the operations of Counsel RB.

•
Directors and officers liability insurance expense was $66 in the first half of 2009 and $75 in the first half of 2008.  The decrease reflects a decrease in the premium, which became effective in June 2009.

•	Office rent was $25 in the first half of 2009 as compared to $0 in the first half of 2008. The 2009 expense relates to office space being rented by Counsel RB.

Depreciation and amortization – This expense was $0 in the first half of 2009 as compared to $10 in the first half of 2008.  The 2008 expense relates to the amortization of the cost of the VoIP Patent, which was fully amortized at December 31, 2008.

Other income (expense) - the changes are related to the following:

•
In the first six months of 2009 the Company had other income of $22, as compared to income of $5 in 2008.  The 2009 income is composed of the $21 gain on the sale of the Company’s Series A preferred share investment in Buddy Media, and $1 of bank interest.   The income in 2008 was composed of interest income and a refund related to prior years’ insurance premiums.

•
In the first six months of 2009, third party interest expense was $28, as compared to $0 in 2008.  All of the interest expense in 2009 related to the debt associated with Counsel RB’s second quarter acquisition of the Greystone assets, and includes $15 amortization of deferred finance costs.

•
In the first six months of 2009, related party interest expense was $35, as compared to $43 in 2008.  The related party loan outstanding at December 31, 2007 was repaid in full during the first quarter of 2008, including the $43 interest accrued during the first quarter, and the Company incurred no interest expense during the remainder of 2008.

Inflation.    Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate.  Our Revolving Credit Facility provides that the principal amount outstanding bears interest at the Israel Development Bank Prime + 1.5%, or a minimum of 5%.  Assuming that the debt amount on the Revolving Credit Facility at June 30, 2009 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $12 for that twelve-month period.  We do not believe that, in the near term, we are subject to material market risk on either our fixed rate third party or related party debt.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2009.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to the risks of entering into a new line of business.
In the first quarter of 2009 the Company established its 75%-owned subsidiary, Counsel RB Capital LLC (“Counsel RB”), which commenced operations in the second quarter of 2009.  As discussed in the unaudited condensed consolidated financial statements included in Item 1 of this Report, Counsel RB specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada.  The Company has therefore acquired exposure to the risks inherent in this business, such as those associated with the collectability of trade accounts receivable, and inventory valuation and turnover.  Additionally, in connection with Counsel RB’s operations, the Company, together with Counsel, has guaranteed Counsel RB’s variable and fixed rate debt.

If we were to default on our related party loan, Counsel could foreclose on our assets.
At June 30, 2009, Counsel owned 90.9% of the equity of the Company.  Our assets serve as collateral for our related party debt.  In the event that we were to default on this debt, and Counsel foreclosed on our assets, we would be unable to continue our operations as they are presently conducted, if at all.  Our aggregate total debt to Counsel at June 30, 2009 was $1,435.  See Note 10 of the unaudited condensed consolidated financial statements included in Item 1 of this Report for further discussion of the debt to Counsel.

The Company has significantly increased its investment in non-publicly traded equity.
The investment that the Company made in Polaroid during the second quarter of 2009 represents approximately 25% of its total assets.  The investment is in a private company and therefore not easily liquidated.  Although the Company’s analysis of this investment opportunity concluded that it may ultimately have a positive return, there can be no assurance that the Company will either recover the value of its initial investment or earn a positive return to the extent that it expects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	LLC Membership Interest Purchase Agreement among Greystone & Co. Holdings LLC and Counsel RB Capital LLC, dated as of May 28, 2009.

10.2	Promissory Note between Counsel RB Capital LLC and Greystone & Co. Holdings LLC, dated as of May 28, 2009.

10.3	Loan and Security Agreement between Israel Discount Bank of New York (as Agent) and Counsel RB Capital LLC, dated as of June 2, 2009.

10.4	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of May 5, 2009

10.5	Promissory Note for $2,590,989.63 dated May 5, 2009 between C2 Global Technologies Inc. and Counsel Corporation.

10.6	Promissory Note for $90,000.00 dated June 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation.

10.7	Promissory Note for $128,712.86 dated June 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: August 7, 2009	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and Chief Executive Officer

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary