Form 10-Q
period 2009-09-30
C2 Global Technologies Inc
filed 2009-11-13
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 3, 2009, there were 22,718,080 shares of common stock, $0.01 par value, outstanding.

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2009 and December 31, 2008	3

	Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 and 2008	4

	Unaudited Condensed Interim Consolidated Statement of Changes in Stockholders’ Equity for the period ended September 30, 2009	5

	Unaudited Condensed Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	6

	Notes to Unaudited Condensed Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4T.	Controls and Procedures	39

Part II.	Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands of US dollars, except share and per share amounts)	2009	2008

ASSETS
Current assets:
Cash	$157	$4,076
Accounts receivable (net of allowance for doubtful accounts of $950; 2008 - $0)	1,779	—
Other current assets	25	77
Inventory (Note 5)	4,828	—
Deferred income tax assets (Note 9)	453	875
Total current assets	7,242	5,028
Other assets:
Goodwill (Note 5)	173	173
Investments (Note 6)	2,867	242
Deferred income tax assets (Note 9)	507	—
Total assets	$10,789	$5,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$1,247	$472
Debt payable to third parties (Note 7)	3,028	—
Debt payable to a related party (Note 7)	1,702	—
Total liabilities	5,977	472

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $10.00 par value, convertible, non-redeemable, authorized 10,000,000 shares, issued and outstanding 592 Class N shares at September 30, 2009 and 594 shares at December 31, 2008; liquidation preference of $592 at September 30, 2009 and $594 at December 31, 2008	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 22,718,074 shares at September 30, 2009 and 22,745,530 shares at December 31, 2008	227	227
Additional paid-in capital	274,688	274,761
Accumulated deficit	(270,374)	(270,023)

Stockholders’ equity before non-controlling interest	4,547	4,971
Non-controlling interest in subsidiary	265	—
Total equity	4,812	4,971

Total liabilities and stockholders’ equity	$10,789	$5,443

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands of US dollars, except per share amounts)	2009		2008		2009		2008

Revenue:
Patent licensing		$—		$9,500		$950		$17,625
Asset trading		1,948		—		5,050		—
Total revenue		1,948		9,500		6,000		17,625

Operating costs and expenses:
Patent licensing		11		6,097		598		10,589
Asset trading		917		—		3,592		—
Selling, general and administrative		966		312		2,061		868
Depreciation and amortization		—		5		—		15
Total operating costs and expenses		1,894		6,414		6,251		11,472
Operating income (loss)		54		3,086		(251)		6,153
Other income (expense):
Other income		—		3		22		8
Interest expense – third party		(84)		—		(112)		—
Interest expense – related party		(39)		—		(74)		(43)
Total other income (expense)		(123)		3		(164)		(35)
Income (loss) from continuing operations before the undernoted		(69)		3,089		(415)		6,118
Income tax expense (recovery) (Note 9)		65		(936)		12		(6)
Earnings of equity accounted investments (net of $0 tax) (Note 6)		77		(10)		97		(3)
Income (loss) from continuing operations		(57)		4,015		(330)		6,121
Loss from discontinued operations (net of $0 tax)		—		(3)		—		(9)
Net income (loss) and comprehensive income (loss) before non-controlling interest		(57)		4,012		(330)		6,112
Net (income) loss and comprehensive (income) loss attributable to non-controlling interest		(64)		—		(21)		—
Net income (loss) and comprehensive income (loss)		$(121)		$4,012		$(351)		$6,112

Weighted average common shares outstanding		22,718		22,745		22,725		22,961
Weighted average preferred shares outstanding		1		1		1		1

Earnings (loss) per share – basic and diluted: (Note 2)

Earnings (loss) from continuing operations
Common shares		$(0.01)		$0.18		$(0.02)		$0.27
Preferred shares	$	N/A		$7.05	$	N/A		$10.65

Loss from discontinued operations
Common shares		$—		$—		$—		$—
Preferred shares	$	N/A	$	N/A	$	N/A	$	N/A

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended September 30, 2009

(in thousands of US dollars, except number of shares)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated Equity	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$—	$(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—	—
Cancellation of common stock	—	—	(350,000)	(4)	4	—	—	—
Compensation cost related to stock options	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	5,827	—	5,827
Balance at December 31, 2008	594	6	22,745,530	227	274,761	(270,023)	—	4,971
Capital contribution	—	—	—	—	—	—	244	244
Purchase and cancellation of preferred and common stock (Note 11)	(2)	—	(27,456)	—	(126)	—	—	(126)
Compensation cost related to stock options	—	—	—	—	53	—	—	53
Net income (loss)	—	—	—	—	—	(351)	21	(330)
Balance at September 30, 2009	592	$6	22,718,074	$227	$274,688	$(270,374)	$265	$4,812

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss) from continuing operations	$(330)	$6,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	34	—
Amortization of financing costs on debt payable to third party	64	—
Accrued interest added to principal of related party debt	74	—
Stock-based compensation expense	53	65
Equity interests in significantly influenced companies	(97)	3
Gain on sale of investments	(21)	—
Depreciation and amortization	—	15

Changes in operating assets and liabilities:
Increase in accounts receivable	(1,779)	—
Increase in inventory	(4,828)	—
Decrease (increase) in other assets	52	(88)
Decrease (increase) in deferred income tax assets	(85)	(6)
Increase in accounts payable and accrued liabilities	775	1,809
Net cash provided by (used in) operating activities by continuing operations	(6,088)	7,919
Net cash used in operating activities by discontinued operations	—	(9)
Net cash provided by (used in) operating activities by continuing and discontinued operations	(6,088)	7,910

Cash flows from investing activities:
Investment in significantly influenced company	(2,631)	—
Purchase of portfolio investments	—	(125)
Sale of portfolio investments	121	—
Cash distributions from significantly influenced company	3	6
Net cash used in investing activities	(2,507)	(119)

Cash flows from financing activities:
Proceeds from issuance of debt payable to third parties	2,930	—
Proceeds from issuance of note payable to a related party	1,628	—
Purchase and cancellation of common shares	(126)	—
Non-controlling interest contribution	244	—
Repayment of notes payable to a related party	—	(2,335)
Net cash provided by (used in) financing activities	4,676	(2,335)
Increase (decrease) in cash	(3,919)	5,456
Cash at beginning of period	4,076	67
Cash at end of period	$157	$5,523

Supplemental cash flow information:
Taxes paid	$96	$2
Interest paid	$14	$43

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 – Description of Business and Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of C2 Global Technologies Inc. together with its subsidiaries, including C2 Communications Technologies Inc., C2 Investments Inc. and Counsel RB Capital LLC.  These entities, on a combined basis, are referred to as “C2”, the “Company”, “we” or “our” in these financial statements.  Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the FASB Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Licensing of intellectual property constitutes the Company’s Patent Licensing operating segment.  C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.  The Company has engaged, and intends to continue to engage, in licensing agreements with third parties domestically and internationally.  The Company plans to obtain ongoing licensing and royalty revenue from the target market for its patents, with the assistance of outside counsel, in order to realize value from its intellectual property.

On August 27, 2009 the Company’s wholly-owned subsidiary, C2 Communications Technologies Inc., filed a patent infringement lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc.  The complaint was filed in the United States District Court for the Eastern District of Oklahoma and alleges that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373.  The complaint seeks an injunction, monetary damages and costs.

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

In 2007, the Company began investing in Internet-based e-commerce businesses through its acquisition of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc., LIMOS.com LLC (sold in the fourth quarter of 2008), and Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  A portion of the Buddy Media, Inc. investment was sold in the second quarter of 2009 for a net gain of $21.  In May 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest is managed by Knight’s Bridge Capital Management L.P., an affiliate of C2’s parent, Counsel Corporation (together with its subsidiaries, “Counsel”).  The Company’s investments are discussed in more detail in Note 6.

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

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In our opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  We recommend that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

The results of operations for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of those to be expected for the entire year ending December 31, 2009.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents primarily with financial institutions in Toronto, Canada.  Counsel RB holds a minimum operating balance with a financial institution in New York City.  These accounts may from time to time exceed federally insured limits.  The Company has not experienced any losses on such accounts.  At September 30, 2009 and December 31, 2008, the Company did not hold any cash equivalents.

Accounts receivable

The Company’s accounts receivable are composed of accounts receivable related to the Company’s patent licensing segment, and accounts receivable acquired by Counsel RB as a component of an asset acquisition or pursuant to an asset disposition.  They are recorded at their fair value at the acquisition or disposition date.  At each financial statement date the fair value of the outstanding accounts receivable is evaluated, and an allowance is recorded if the book value exceeds the fair value.  At September 30, 2009 the Company recorded an allowance for doubtful accounts of $950 related to a patent licensing fee receivable.

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

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  At September 30, 2009 and December 31, 2008 the carrying values of the Company’s financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, debt payable to third parties and a related party, approximate fair value due to their short-term nature.

Although the Company does not employ fair value accounting for any of its assets or liabilities, in assessing the fair values of its financial instruments, the Company applies the valuation principles required by GAAP.

Contingencies

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

Earnings (loss) per share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method.  The two-class method is required because the Company’s Class N preferred shares, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock.  Under the two-class method, earnings for the period, net of any deductions for contractual preferred stock dividends and any earnings actually distributed during the period, are allocated on a pro-rata basis to the common and preferred stockholders.  The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

In periods in which the Company has a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.  The two-class method is not used, because the preferred stock does not participate in losses.

Options, warrants and convertible debt are included in the calculation of diluted earnings per share, since they are assumed to be exercised or converted, except when their effect would be anti-dilutive.  For the periods ended September 30, 2009 and 2008, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS is not presented in these condensed consolidated unaudited financial statements.

Potential common shares are as follows:

	September 30,
	2009	2008

Assumed conversion of Class N preferred stock	23,680	23,880
Assumed exercise of options and warrant to purchase shares of common stock	1,994,027	1,996,999
	2,017,707	2,020,879

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

Stock-based compensation

The Company calculates stock-based compensation using the fair value method, under which the fair value of the options at the grant date is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the appropriate term.  The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity.  See Note 4 for further discussion of the Company’s stock-based compensation.

Historically, on December 31, 2006 the Company elected a shortcut transition method (the “short cut method”) for accounting for the tax effects of share-based employee compensation.  The adoption of the short cut method primarily required the Company to increase its beginning additional paid-in capital (“APIC”) by any windfall tax benefit resulting from the requirement to account for the cost of share-based employee compensation using a grant-date fair value model.  However, the adoption of the shortcut method had no impact on the beginning balance of APIC or the cash flow of the Company, since, due to the existence of net operating loss carryforwards, no such tax benefit resulted in cash or a reduction of taxes payable.

Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company periodically assesses the value of its deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance.  The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards.  See Note 9 for further discussion of the Company’s income taxes.

Segment reporting

Since the second quarter of 2009, the Company has operated in two business segments, patent licensing and asset investment and trading.  The patent licensing segment includes all operations relating to licensing of the Company’s intellectual property.  The asset investment and trading segment includes the operations of Counsel RB, together with the Company’s investments in Internet-based e-commerce businesses and in Polaroid.

Recent accounting pronouncements

In December 2007, the FASB issued the Business Combinations Topic (“Business Combinations”) of the ASC.  Business Combinations replaces previously issued guidance with respect to business combinations.  It applies to all transactions and events in which an entity obtains control over one or more other businesses.  Business Combinations substantially increases the use of fair value and makes significant changes to the way companies account for business combinations and noncontrolling interests.  Some of the more significant requirements are that it requires more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, acquisition-related costs to be expensed, and noncontrolling interests in subsidiaries to be initially measured at fair value and classified as a separate component of equity.  Business Combinations is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited, and is to be applied prospectively, with one exception relating to income taxes.  The Company was required to adopt Business Combinations effective January 1, 2009.

As the Company did not acquire any businesses during the first nine months of 2009, the adoption of Business Combinations has had no impact on the Company’s consolidated statements.  However, the Company founded Counsel RB and made preliminary investments in it during the first quarter of 2009, before finalizing its investment in the second quarter of 2009.  Because the Company holds 75% of Counsel RB, the Company has consolidated Counsel RB in these condensed consolidated financial statements.  As a result, the Company’s financial statements report amounts related to the 25% noncontrolling interest, calculated as required by Business Combinations.

In March 2008, the FASB issued new guidance regarding disclosures in the Derivatives and Hedging Topic of the ASC.  The guidance does not change the existing scope or accounting, but does require expanded disclosures about an entity’s derivative instruments and hedging activities.  The required disclosures include:  how and why an entity is using a derivative instrument or hedging activity, how the entity accounts for derivative instruments and hedged items, and how the entity’s financial position, financial performance and cash flows are affected by derivative instruments.  The guidance also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures.  It is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  The Company was required to adopt the guidance effective January 1, 2009; its adoption has had no impact on the Company’s financial statements.

In April 2008, the FASB issued new guidance regarding the determination of the useful life of intangible assets in the Intangibles – Goodwill and Other Topic of the ASC.  The guidance amends the list of factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets, both those acquired individually or as part of a group of other assets, and those acquired in business combinations or asset acquisitions.  It also expands the disclosure requirements.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Although the guidance regarding an intangible asset’s useful life is to be applied prospectively only to intangible assets acquired after its effective date, the disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.  The Company was required to adopt the new guidance effective January 1, 2009.  As the Company did not acquire any intangible assets during the first nine months of 2009, its adoption has had no impact on its operations or cash flows.

In May 2008, the FASB issued new guidance regarding the accounting for convertible debt securities in the Debt Topic of the ASC.  Specifically, the guidance addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  It does not change the accounting for traditional types of convertible debt securities that do not have a cash settlement feature, and does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument.  The guidance became effective for fiscal years and interim periods beginning after December 15, 2008.  It is to be applied retrospectively to all past periods presented, even if the convertible debt security has matured, been converted or otherwise extinguished as of the effective date.  The Company was required to adopt the new guidance effective January 1, 2009; its adoption had no impact on the Company’s financial statements.

In June 2008, the FASB ratified new guidance in the Derivatives and Hedging Topic of the ASC.  A consensus was reached on how an entity should evaluate whether an instrument (or an embedded feature) is indexed to its own stock, how the currency in which the instrument is denominated affects the determination of whether the instrument is indexed to a company’s own stock, and how an issuer should account for market-based employee stock option valuation instruments.  The guidance became effective for fiscal years and interim periods beginning after December 31, 2008, and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings.  Early adoption was not permitted.  The Company was required to adopt the new guidance effective January 1, 2009; its adoption had no impact on the Company’s financial statements.

In April 2009, the FASB amended the Fair Value of Financial Instruments Subsection of the ASC to require publicly traded companies to make disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The amendment also requires those disclosures in summarized financial information at interim reporting periods.  The amendment is effective for financial statements issued after June 15, 2009, with early application permitted.  The Company adopted the amendment in the quarter ending June 30, 2009, and has included the required disclosures in these unaudited condensed consolidated financial statements.

In April 2009, the FASB amended the guidance in the Investments – Debt and Equity Securities Topic of the ASC regarding the recognition and presentation of other than temporary impairments.  Entities are now required to reflect impairments that relate to credit losses in earnings, and impairments that relate to other factors in other comprehensive income. The guidance is effective for financial statements issued after June 15, 2009.  As the Company does not currently hold any debt securities, the Company’s adoption of the amendment in the quarter ended June 30, 2009 did not have an impact on its financial statements.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the ASC regarding the determination of when a market is not active and whether a transaction is not orderly.  The guidance also requires disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  The new guidance is effective for financial statements issued after June 15, 2009, with early application permitted.  As the Company’s investments are in private companies for which no active market exists, or has existed in the past, its adoption of the new guidance had no impact on its financial statements when it was adopted in the quarter ended June 30, 2009.

In May 2009, the FASB issued the Subsequent Events Topic of the ASC (“Subsequent Events”).  Subsequent Events applies to all entities, and provides guidance on management’s assessment of events that occur after the balance sheet date but before the issuance of the financial statements.  It distinguishes between subsequent events that should and should not be recognized in the financial statements, requires disclosure of the date through which subsequent events were evaluated, and requires disclosure of certain nonrecognized subsequent events.  It requires that management assess subsequent events for both interim and annual reporting periods.  Subsequent Events is not expected to significantly change practice because its guidance is similar to that in previously-existing U.S. auditing literature for assessing and disclosing subsequent events.  Rather, it represents guidance directed specifically to management.  Subsequent Events is effective prospectively for interim or annual financial statements issued after June 15, 2009, and was therefore adopted by the Company in the quarter ended June 30, 2009.

In June 2009, the FASB issued Accounting Standards Update 2009-01, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”).  ASU 2009-01 is intended to be the source of authoritative U.S. GAAP for nongovernmental entities, and all of the content is considered authoritative.  As a result, the GAAP hierarchy now includes only two levels of GAAP, authoritative and nonauthoritative.  ASU 2009-01 is effective for financial statements issued for interim or annual periods ending after September 15, 2009.  ASU 2009-01 does not change existing GAAP, and therefore there was no change to the Company’s financial statements upon its adoption by the Company in the third quarter of 2009.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”).  ASU 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets.  Should this information be unavailable, the entity is required to use another valuation technique that is consistent with the principles of Topic 820.  ASU 2009-05 is effective in the first interim or annual period after issuance, with early adoption permitted.  The Company’s adoption of ASU 2009-05 in the third quarter of 2009 did not have a material impact on its financial statements.

Future accounting pronouncements

In June 2009, the FASB issued new guidance on “Accounting for Transfers of Financial Assets”.  It addresses concerns raised by the SEC, members of Congress, and financial statement users about the accounting and disclosures required by existing guidance in the wake of the subprime mortgage crisis and the global credit market deterioration, and is intended to improve the accounting and disclosure for transfers of financial assets.  The new guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, with early adoption prohibited.  The Company will therefore adopt it on January 1, 2010.  The Company is currently evaluating the impact that the new guidance will have on its financial statements upon adoption.

In June 2009, the FASB updated “Consolidation – Consolidation of Variable Interest Entities” (“Consolidation”).  The update amends the consolidation guidance that applies to variable interest entities (“VIEs”), and will significantly affect an entity’s overall consolidation analysis.  The amendments to the consolidation guidance affect all entities currently within the scope of Consolidation as well as qualifying special-purpose entities that are outside of its scope.  An enterprise will need to reconsider its previous conclusions regarding the entities that it consolidates, as the update involves a shift to a qualitative approach that identifies which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb its losses or the right to receive benefits from it, as compared to the existing quantitative-based risks and rewards calculation.  The update also requires ongoing assessment of whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures.  The updated guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009, with early adoption prohibited.  The Company is currently evaluating the impact that the update will have on its financial statements upon its adoption on January 1, 2010.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (“ASU 2009-13”).  ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable revenue arrangements, and establishes a hierarchy of selling prices to determine the selling price of each specific deliverable.  As part of this, ASU 2009-13 eliminates the residual method for allocating revenue among the elements of an arrangement and requires that consideration be allocated at the inception of an arrangement.  As well, it expands disclosure requirements.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and therefore will be adopted by the Company on January 1, 2011.

The FASB, the EITF and the SEC have issued other accounting pronouncements and regulations during 2008 and 2009 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Note 3 – Liquidity and Capital Resources

At September 30, 2009 the Company had working capital of $1,265, as compared to working capital of $4,556 at December 31, 2008.  The primary contributors to the change were the Company’s use of cash to invest in Polaroid and acquire the Greystone assets, the acquisition of third party debt in connection with financing the asset acquisition, and the acquisition of related party debt in connection with financing the investment in Polaroid.  Cash decreased by $3,919, from $4,076 at December 31, 2008 to $157 at September 30, 2009.  At December 31, 2008, $875 of deferred income tax assets were included in current assets; at September 30, 2009 $507 of the Company’s deferred income tax assets have been reclassified as non-current.  At September 30, 2009, third party debt was $3,028 and related party debt was $1,702.  This debt is discussed in more detail in Note 7 and Note 10.

During the first nine months of 2009, the Company recognized $950 in patent licensing revenue, which remained outstanding at September 30, 2009 and against which the Company has taken a full allowance.  During the same period, the Company recognized $5,050 in revenue from Counsel RB’s operations, $1,033 of which was outstanding at September 30, 2009.  Minimal amounts of cash were received as interest on the Company’s bank deposits or as a distribution from its equity investment in Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  During the first nine months of 2009, the Company repurchased common shares for cancellation for $126, as discussed in Note 11, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements related to recurring operating expenses.

The Company’s liabilities at September 30, 2009 and December 31, 2008 totalled $5,977 and $472, respectively.  At September 30, 2009 these were composed of $4,730 of debt and $1,247 of accounts payable and accrued liabilities. At December 31, 2008, the Company’s liabilities consisted solely of accounts payable and accrued liabilities.  The Company had no other commitments at September 30, 2009 or December 31, 2008, and no off balance sheet arrangements at either date.

In 2009, the Company continued to pursue licensing and royalty agreements with respect to its patents, and has begun to trade in distressed and surplus assets through Counsel RB’s operations.  The Company expects to generate sufficient cash from these activities to meet its ongoing operating cash requirements.  Additionally, Counsel RB has a revolving credit facility in place to finance its purchases of assets for resale.

Ownership Structure and Capital Resources

•	At September 30, 2009 the Company had stockholders’ equity attributable to the Company’s common shareholders of $4,547, as compared to $4,971 at December 31, 2008.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

•
Beginning in 2001, Counsel invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196.  Counsel subsequently provided net advances of $2,151 through December 31, 2007, all of which were repaid, together with accrued interest, in the first quarter of 2008.  In the first nine months of 2009, Counsel made net advances of $1,628 and accrued $74 in interest.

Note 4 – Stock-based Compensation

At September 30, 2009, the Company had five stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements contained in the most recently filed Annual Report on Form 10-K.

The Company’s total compensation cost related to stock options for the three and nine months ended September 30, 2009 is $17 and $53, respectively, as compared to $18 and $65 for the same periods in 2008.  The fair value compensation costs of unvested stock options in the first nine months of 2009 and 2008 were determined using the Black-Scholes Option Pricing Model for grant dates between 2005 and 2009.  Historical inputs to the model for this period included expected volatility between 79% and 229%, risk-free interest rates between 1.37% and 5.07%, expected life of 4.75 years, and an expected dividend yield of zero.

No tax benefit from stock-based compensation was recognized in the first nine months of either 2009 or 2008, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during either period.

On March 31, 2009, 40,000 options, having an exercise price and fair value of $0.15, were granted to the Company’s independent directors in accordance with their compensation plan, which includes a grant of 10,000 options annually to each independent director on March 31 or the next business day.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 229%, a risk-free interest rate of 1.37%, an expected term of 4.75 years, and an expected dividend yield of zero.  These were the only options granted during the first nine months of 2009.  A similar grant of 40,000 options was made during the first nine months of 2008.

The following summarizes the changes in common stock options for the nine months ended September 30, 2009 and 2008, respectively:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	979,027	$7.73
Granted	40,000	$0.15
Expired	(25,000)	$63.44
Outstanding at September 30, 2009	994,027	$6.02

Options exercisable at September 30, 2009	795,277	$7.35

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	975,749	$9.88
Granted	40,000	$0.90
Expired	(18,750)	$63.53
Outstanding at September 30, 2008	996,999	$8.51

Options exercisable at September 30, 2008	694,499	$11.87

As of September 30, 2009, the total unrecognized stock-based compensation expense related to unvested stock options was $79, which is expected to be recognized over a weighted average period of approximately 9 months.

At September 30, 2009, the Company’s share price was $0.14.  All of the outstanding options had exercise prices greater than $0.14.

The following summarizes the changes in unvested common stock options for the nine months ended September 30, 2009 and 2008, respectively:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	297,500	$0.54
Granted	40,000	$0.15
Vested	(138,750)	$0.52
Forfeited	—	—
Unvested at September 30, 2009	198,750	$0.48

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	425,813	$0.51
Granted	40,000	$0.87
Vested	(163,313)	$0.55
Forfeited	—	—
Unvested at September 30, 2008	302,500	$0.54

The total fair value of options vesting during the three and nine months ended September 30, 2009 was $58 and $72, respectively, as compared to $80 and $90 for the same periods in 2008.  The unvested options have no associated performance conditions.  Therefore, the Company expects that, barring the departure of individual directors or employees, all of the unvested options will vest according to the standard timetable.

The following summarizes information regarding all stock options outstanding at September 30, 2009 and 2008:

September 30, 2009
Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.15 to $ 1.39	750,000	3.53	$0.83	551,250	3.12	$0.88
$ 1.40 to $ 3.00	159,448	0.92	$2.94	159,448	0.92	$2.94
$ 6.88 to $ 15.62	2,965	1.27	$14.99	2,965	1.27	$14.99
$55.00 to $ 71.26	78,083	0.28	$57.09	78,083	0.28	$57.09
$78.00 to $127.50	3,531	0.81	$111.46	3,531	0.81	$111.46
	994,027	2.84	$6.02	795,277	2.38	$7.35

September 30, 2008
Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.51 to $ 1.39	710,000	4.36	$0.87	407,500	3.86	$0.91
$ 1.40 to $ 3.00	159,448	1.92	$2.94	159,448	1.92	$2.94
$ 6.88 to $ 15.62	2,965	2.27	$14.99	2,965	2.27	$14.99
$48.76 to $ 71.26	121,055	0.98	$57.54	121,055	0.98	$57.54
$78.00 to $127.50	3,531	1.81	$111.46	3,531	1.81	$111.46
	996,999	3.54	$8.51	694,499	2.90	$11.87

Note 5 – Composition of Certain Financial Statements Captions

The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2009	December 31, 2008
Regulatory and legal fees	$240	$51
Accounting, auditing and tax consulting	83	95
Patent licensing costs	15	135
Asset trading costs	636	—
Sales and other taxes	137	62
Remuneration and benefits	85	87
Other	51	42

Total accounts payable and accrued liabilities	$1,247	$472

Inventory, which is solely composed of Counsel RB’s assets purchased for resale, consisted of the following:

	September 30, 2009	December 31, 2008
Machinery and equipment	$3,168	$—
Real estate	1,660	—

Total inventory	$4,828	$—

Note 6 – Investments

The Company’s investments as at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Buddy Media, Inc.	$124	$224
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	18	18
Polaroid	2,725	—

Total investments	$2,867	$242

Buddy Media, Inc.

On September 12, 2007, the Company acquired 303,030 shares of convertible Series A Preferred Stock of Buddy Media, Inc. (“Buddy Media”) for a total purchase price of $100.  Buddy Media, a private company, is a leading developer of applications for emerging new media platforms, such as Facebook, MySpace and other social media sites.  On April 15, 2008, the Company acquired 140,636 shares of convertible Series B Preferred Stock of Buddy Media for a total purchase price of $124.  The Series B preferred shares are senior to the Series A preferred shares, but otherwise have substantially equivalent terms and conditions, including voting rights on an as-converted basis with the common stock.  On June 29, 2009, the Company sold its Series A Preferred Stock to an unrelated third party for net proceeds of $121, thereby recognizing a gain of $21.  At all times, the Company’s cumulative investment has remained less than 5% of Buddy Media on an as-converted basis.

The Company accounts for its investment under the cost method.  At each balance sheet date, the Company estimates the fair value of the securities using the best available information.  Because Buddy Media’s shares are not traded on an open market, their valuation must be based primarily on investee-specific information, which is a Level 3 input as defined by GAAP.  The Company will record an other than temporary impairment of the investment in the event the Company concludes that such impairment has occurred.

Based on its analysis of Buddy Media’s financial statements and projections as at September 30, 2009, the Company concluded that the investment’s cost is the best available estimate of its fair value.

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

The Company accounts for its investment under the equity method.  During 2008, the Company invested an additional $1 in Knight’s Bridge GP, recorded $5 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $8.  During the first nine months of 2009, the Company recorded $4 as its share of Knight’s Bridge GP’s earnings and received cash distributions of $4.

At each balance sheet date, the Company estimates the fair value of its investment using the best available information as of the evaluation date.  Because Knight’s Bridge GP is a closely-held, non-public entity, this valuation must be based primarily on investee-specific information, which is a Level 3 input as defined by GAAP.  Knight’s Bridge GP’s value is directly linked to the value of the Fund, which is also a non-public entity, whose value is linked to the value of its investments.  The Company will record an other than temporary impairment of its equity investment in Knight’s Bridge GP in the event the Company concludes that such impairment has occurred.  It should be noted that at September 30, 2009, the Company’s investment in Knight’s Bridge GP is not material, and its exposure to potential losses from impairment of the Fund’s investments is limited to approximately $2.

Based on the Company’s analysis of Knight’s Bridge GP’s and the Fund’s financial statements and projections as at September 30, 2009, the Company concluded that there has been no impairment in the fair value of its investment, and that its cost is the best estimate of its fair value.

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

C2’s investment in the LLC has two components:

•
$530 of Class D units.  These units are subject to a 2% annual management fee, payable to the General Partner.  The units have a 10% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.  This investment is approximately 1% of Polaroid and approximately 2.7% of the LLC.

•
$2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment.  The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several Counsel related parties.  The $2,091 is Counsel’s share of the LP’s investment and was funded by Counsel.  Subsequent to making the investment in the LP, Counsel sold, to C2, the economic benefit of its indirect investment in Polaroid in return for a loan (under a pre-existing loan facility) bearing interest at 10% per annum.  C2 is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment.  The economic interest entitles C2 to an 8% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest.  This investment is approximately 4% of Polaroid and approximately 10.8% of the LLC.

The Company accounts for its investment in the LLC under the equity method.  During the second and third quarters of 2009, the Company recorded $93 as its cumulative share of earnings.  During the third quarter of 2009, the Company invested an additional $10 as its share of the management fees referenced above.

At September 30, 2009, based on an analysis prepared by the Management LP, the Company estimates that its investment in Polaroid has a fair value of approximately $3,158.

Note 7 – Debt

At September 30, 2009, the Company’s outstanding debt was $4,730.  There was no outstanding debt at December 31, 2008.  Details of the debt are as follows:

	September 30, 2009
	Gross debt	Financing costs (1)	Reported debt
Promissory Note	$1,392	$—	$1,392
Revolving Credit Facility	1,558	(128)	1,430
Mortgage Debt	206	—	206
Related party debt	1,702	—	1,702
	4,858	(128)	4,730
Less current portion	4,858	(128)	4,730
Long-term debt, less current portion	$—	$—	$—

(1) Costs associated with raising debt facilities are amortized over the period of the related debt.

Promissory note

In connection with Counsel RB’s acquisition of Greystone’s assets in June 2009, Counsel RB issued a promissory note with a principal amount of approximately $1.36 million (the “Promissory Note”) to Greystone Holdings.  The Promissory Note bears interest at 6% annually, with both principal and interest payable one year from the date of the issuance of the Promissory Note.  Counsel RB may pre-pay the Promisssory Note in full at any time, without penalty.  If any payment required under the Promissory Note is not paid when due, or if any default under the Promissory Note occurs, the entire principal amount and accrued but unpaid interest will become immediately due and payable at the option of the holder of the Promissory Note.  The Promissory Note contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At September 30, 2009 the balance of the Promissory Note, including accrued interest, was $1,392.

Revolving credit facility

Also in connection with Counsel RB’s acquisition of Greystone’s assets, Counsel RB arranged a revolving credit facility (the “Credit Facility”) with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”), in order to finance the acquisition of eligible equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.5%, or 5%, matures one year from the date of closing of the acquisition, and has an initial balance of approximately US $1.4 million.  The maximum borrowing available under the Credit Facility, exclusive of the initial balance, is US $7.5 million, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of the Company’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired.  The Credit Facility contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At September 30, 2009 the balance of the Credit Facility, including accrued interest and net of deferred financing charges, was $1,430.

Mortgage debt

Also in connection with Counsel RB’s acquisition of Greystone’s assets, Counsel RB assumed 25% of a mortgage debt with a U.S. bank (the “Mortgage Debt”).  The Mortgage Debt is a demand loan that bears interest at 6.95%, which rate will be adjusted in the event the Mortgage Debt remains outstanding at June 27, 2011.  Interest is capitalized to the real estate assets held in inventory.  The Mortgage Debt contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At September 30, 2009 the balance of the Mortgage Debt was $206.

Related party debt

During the first nine months of 2009, Counsel made net advances of $1,628 to the Company under an existing loan facility (the “Counsel Loan”) that bears interest at 10%.  The primary reason for the advances was to fund the Company’s investment in Polaroid, as discussed in Note 6.  At September 30, 2009 the balance of the Counsel Loan, including accrued interest, was $1,702.

For further discussion of the Counsel Loan and other transactions with Counsel, see Note 3 and Note 10.

Warrant to purchase common stock

On October 14, 2004, the Company issued a note (the “Note”) to a third party lender, in the principal amount of $5,000, which was repaid in full in January 2007.  In addition to the Note, the Company issued a common stock purchase warrant (the “Warrant”) to the third party lender, entitling the lender to purchase up to one million shares of common stock, subject to adjustment, at exercise prices ranging from $1.00 to $1.20 per share.  The Warrant entitled the holder to purchase the stock through the earlier of (i) October 13, 2009 or (ii) the date on which the average closing price for any consecutive ten trading dates equalled or exceeded 15 times the exercise price.

The Warrant was classified in equity in the Company’s financial statements.  At each financial statement date, the Company assessed whether there were any contingent obligations with respect to the Warrant’s registration payment arrangement.  At every assessment date, up to and including September 30, 2009, the Company’s assessment was that payments relating to the registration payment arrangement were not probable, and therefore the Company did not record any liability in connection with such a payment.  The Warrant was never exercised, and it expired on October 13, 2009.

Note 8 – Patent Participation Fee

In the fourth quarter of 2003, C2 acquired the VoIP Patent from a third party.  Consideration paid was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.  Expense of $179 was accrued during the first nine months of 2009, compared to $2,500 during the first nine months of 2008.  However, the liability for the 2009 expense has been reversed as a result of the allowance for doubtful accounts which has been recorded with respect to the 2009 patent licensing fees.

Note 9 – Income Taxes

In the third quarter of 2009, the Company recognized a deferred income tax expense of $61 and current income tax expense of $4, resulting in an aggregate net income tax expense of $12 for the nine months ended September 30, 2009.  The deferred income tax expense in the third quarter is primarily due to a change in estimate of the tax effect of available tax loss carryforwards expected to be utilized in subsequent taxation years.  The Company recorded a deferred income tax recovery of $6 for the nine months ended September 30, 2008.

As at September 30, 2009 the unrecognized tax benefit determined pursuant to the Income Taxes Topic of the ASC is $12,177.  There has been no change in the third quarter of 2009 in the estimate of the balance of unrecognized tax benefits previously determined.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Because the Company has tax loss carryforwards in excess of the unrecognized tax benefits, the Company has not made any accrual for interest and penalties related to unrecognized tax benefits either historically or in the current period.

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

Prior to 2008, the Company had a history, since 1991, of generating annual tax losses.  All loss taxation years remain open for audit pending their application against income in a subsequent taxation year.  In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carryforwards against income for tax purposes in the later year.  The Company applied historic tax loss carryforwards to offset debt forgiveness in 2006 and income for tax purposes in 2008, respectively.  The 2006 through 2008 taxation years remain open for audit.

The Company’s estimated remaining federal tax loss carryforwards at September 30, 2009 were comprised of approximately $54,300 of unrestricted net operating tax losses, $33,350 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,600 of unrestricted capital losses.

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

Note 10 – Related Party Transactions

The Company has a loan facility (the “Counsel Loan”) with Counsel, under which advances were originally made in 2003.  The Counsel Loan bears interest at 10%, compounded quarterly, and any outstanding balance is subject to an accelerated maturity in certain circumstances.  During the first nine months of 2009, Counsel made net advances of $1,628 to the Company under the Counsel Loan and accrued interest of $74, resulting in an outstanding balance of $1,702 at September 30, 2009.  No amounts were outstanding under the Counsel Loan at September 30, 2008.

For further discussion of the loan transactions with Counsel, see Note 3 and Note 7.

The Chief Executive Officer (“CEO”) of C2 is an employee of Counsel.  As CEO of C2, he is entitled to an annual salary of $138, plus a discretionary bonus of up to 100% of the base salary.  A bonus of $138 was paid for the year ended December 31, 2008.  No bonus has been accrued or paid for 2009.

Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by certain Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  For the year ended December 31, 2008, the cost was $360.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  Counsel continued to provide these services during 2009 on the same cost basis as 2008, with the expense for the first nine months of both 2009 and 2008 being $270.

Note 11 – Commitments and Contingencies

Legal Proceedings

At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like).  Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment.  In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights.  The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis.  Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices indicating that they did not accept our offer.  Because we did not agree with the estimates submitted by the dissenting stockholders, we sought a judicial determination of the fair value of their common stock.  On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in Florida.  On February 4, 2005, the declaratory judgment action was stayed pending the resolution of direct and derivative lawsuits filed in California.  This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits.  As a result of the June 2008 settlement of the derivative and securities lawsuits in California, the stay of the Florida declaratory judgment action was lifted.  In the first quarter of 2009, the Company completed an agreement with the holders of 27,221 of the 27,536 shares held by the remaining dissenting stockholders, whereby the stockholders agreed to accept $4.60 per share in full payment for their respective shares, for cancellation by the Company, and a release of any other claims that they may have against the Company and Counsel.  In the third quarter of 2009, the Company completed a similar agreement with the remaining stockholders, who agreed to accept $5.00 per share under the same terms and conditions as described above, as well as the payment of $1 of legal expenses incurred by the dissenting stockholders.

On August 27, 2009 the Company’s wholly-owned subsidiary, C2 Communications Technologies Inc., filed a patent infringement lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc.  The complaint was filed in the United States District Court for the Eastern District of Oklahoma and alleges that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373.  The complaint seeks an injunction, monetary damages and costs.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Commitments

As discussed in Note 7, the Company, together with Counsel, has guaranteed the Promissory Note, the Credit Facility and the Mortgage Debt that were incurred by Counsel RB in connection with its acquisition of the Greystone assets in the second quarter of 2009.  As of the date of this Report, neither the Company nor Counsel have been required to make any payments relating to these guarantees.

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

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  Prior to the second quarter of 2009, foreign operations were not significant; however, during the second quarter of 2009 the Company earned revenue of $950 from Korea.  The table below presents information about the segments of the Company as of and for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30, 2009
	Reportable Segments
	Patent Licensing	Asset Investment and Trading	Total
Revenues from external customers	$—	$1,948	$1,948
Other income	—	—	—
Interest expense	—	84	84
Earnings from equity accounted investments	—	77	77
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	(391)	665	274
Investment in equity accounted investees	—	2,743	2,743
Segment assets	24	9,605	9,629

	For the Three Months Ended September 30, 2008
	Reportable Segments
	Patent Licensing	Asset Investment and Trading	Total
Revenues from external customers	$9,500	$—	$9,500
Other income	—	—	—
Interest expense	—	—	—
Loss from equity accounted investments	—	(10)	(10)
Depreciation and amortization	5	—	5
Segment income (loss) from continuing operations	3,349	(10)	3,339
Investment in equity accounted investees	—	411	411
Segment assets	5	639	644

	For the Nine Months Ended September 30, 2009
	Reportable Segments
	Patent Licensing	Asset Investment and Trading	Total
Revenues from external customers	$950	$5,050	$6,000
Other income	—	21	21
Interest expense	—	112	112
Earnings from equity accounted investments	—	97	97
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	(42)	533	491
Investment in equity accounted investees	—	2,743	2,743
Segment assets	24	9,605	9,629

	For the Nine Months Ended September 30, 2008
	Reportable Segments
	Patent Licensing	Asset Investment and Trading	Total
Revenues from external customers	$17,625	$—	$17,625
Other income	—	—	—
Interest expense	—	—	—
Loss from equity accounted investments	—	(3)	(3)
Depreciation and amortization	15	—	15
Segment income (loss) from continuing operations	6,943	(3)	6,940
Investment in equity accounted investees	—	411	411
Segment assets	5	639	644

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Total other income and earnings (loss) from equity accounted investments for reportable segments	$77	$(10)	$118	$(3)
Unallocated other income from corporate accounts	—	3	1	8
	$77	$(7)	$119	$5

Total interest expense for reportable segments	$84	$—	$112	$—
Unallocated interest expense from related party debt	39	—	74	43
	$123	$—	$186	$43

Total depreciation and amortization for reportable segments	$—	$5	$—	$15
Other unallocated depreciation from corporate assets	—	—	—	—
	$—	$5	$—	$15

Total segment income	$274	$3,339	$491	$6,940
Other income (primarily interest)	—	3	1	8
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(266)	(263)	(810)	(833)
Income tax expense (recovery)	65	(936)	12	(6)
Net income (loss) from continuing operations	$(57)	$4,015	$(330)	$6,121

Segment assets	$9,629	$644	$9,629	$644
Intangible assets not allocated to segments	173	173	173	173
Other assets not allocated to segments(1)	1,077	6,630	1,077	6,630
	$10,879	$7,447	$10,879	$7,447

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance and deferred income tax assets.

Note 13 – Subsequent Events

The Company has evaluated its operations during the period subsequent to September 30, 2009 up to and including November 13, 2009.  There have been no material events requiring disclosure in this Report.

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

On August 27, 2009 C2 Communications Technologies Inc. filed a similar lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc.  The complaint was filed in the United States District Court for the Eastern District of Oklahoma and also alleges that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373.  The complaint seeks an injunction, monetary damages and costs.

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

In the second quarter of 2009, the Company sold a portion of its investment in Buddy Media, recognizing a gain of $21 on an initial investment of $100.  Also in the second quarter of 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest is managed by Knight’s Bridge Capital Management L.P., an affiliate of Counsel.  The Company’s investments are discussed in more detail in Note 6 of the unaudited condensed consolidated financial statements included in Item 1 of this Report.

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

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. (partially sold in the second quarter of 2009) and LIMOS.com LLC (sold in the fourth quarter of 2008).  It continued its investment activities in the fourth quarter of 2007 with the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC.  In the second quarter of 2009, the Company invested $2,621 in Polaroid, and in the third quarter it invested an additional $10.  At September 30, 2009 the Company’s investment in these businesses totaled $2,867.  In October 2009 the Company received distributions of $139 from Polaroid. The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.

As also discussed above under “Overview and Recent Developments”, in February 2009 the Company established Counsel RB.  Together with the Company’s investments in Internet-based e-commerce businesses and its investment in Polaroid, the Counsel RB operations have allowed the Company to diversify into a new operating segment, Asset Investment and Trading.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373	Issued: June 5, 2001 Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000 Expires: October 29, 2016

		People’s Republic of China No. ZL96199457.6	Issued: December 14, 2005 Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005 Expires: October 29, 2016

		Hong Kong No. HK1018372	Issued: August 11, 2006 Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007 [1]

	Voice Internet Transmission System (“C2 Patent”)	U.S. No. 6,438,124	Issued: August 20, 2002 Expires: July 22, 2018

		People’s Republic of China No. ZL97192954.8	Issued: May 21, 2004 Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006 Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008 Expires: February 5, 2017

		South Korea No. 892950	Issued: April 3, 2009 Expires: February 5, 2017

	Private IP Communication Network Architecture	U.S. No. 7,215,663	Issued: May 8, 2007 Expires: June 12, 2017

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

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

Contractual obligations

The following table summarizes the amounts of payments due, including accrued interest to September 30, 2009 and estimated interest to maturity, under specified contractual obligations outstanding at September 30, 2009:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory Note	$1,446	$1,446	$—	$—	$—
Revolving Credit Facility	1,611	1,611	—	—	—
Mortgage Debt	217	217	—	—	—
Related party debt	1,876	1,876	—	—	—
Total	$5,150	$5,150	$—	$—	$—

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At September 30, 2009 the Company had working capital of $1,265, as compared to working capital of $4,556 at December 31, 2008.  The primary contributors to the change were the Company’s use of cash to invest in Polaroid and acquire the Greystone assets, the acquisition of third party debt in connection with financing the asset acquisition, and the acquisition of related party debt in connection with financing the investment in Polaroid.  Cash decreased by $3,919, from $4,076 at December 31, 2008 to $157 at September 30, 2009.  At December 31, 2008, $875 of deferred income tax assets were included in current assets; at September 30, 2009 $507 of the Company’s deferred income tax assets have been reclassified as non-current.  At September 30, 2009, third party debt was $3,028 and related party debt was $1,702.  This debt is discussed in more detail in Note 7 and Note 10 in the unaudited condensed consolidated financial statements contained in Item 1 of this Report.

During the first nine months of 2009, the Company recognized $950 in patent licensing revenue, which remained outstanding at September 30, 2009 and against which the Company has taken a full allowance.  During the same period, the Company recognized $5,050 in revenue from Counsel RB’s operations, $1,033 of which was outstanding at September 30, 2009.  Minimal amounts of cash were received as interest on the Company’s bank deposits or as a distribution from its equity investment in Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  During the first nine months of 2009, the Company repurchased common shares for cancellation for $126, as discussed in Note 11, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements related to recurring operating expenses.

The Company’s liabilities at September 30, 2009 and December 31, 2008 totalled $5,977 and $472, respectively.  At September 30, 2009 these were composed of $4,730 of debt and $1,247 of accounts payable and accrued liabilities. At December 31, 2008, the Company’s liabilities consisted solely of accounts payable and accrued liabilities.  The Company had no other commitments at September 30, 2009 or December 31, 2008, and no off balance sheet arrangements at either date.

In 2009, the Company continued to pursue licensing and royalty agreements with respect to its patents, and has begun to trade in distressed and surplus assets through Counsel RB’s operations.  The Company expects to generate sufficient cash from these activities to meet its ongoing operating cash requirements.  Additionally, Counsel RB has a revolving credit facility in place to finance its purchases of assets for resale.

Ownership Structure and Capital Resources

•	At September 30, 2009 the Company had stockholders’ equity attributable to the Company’s common shareholders of $4,547, as compared to $4,971 at December 31, 2008.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

•
Beginning in 2001, Counsel invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196.  Counsel subsequently provided net advances of $2,151 through December 31, 2007, all of which were repaid, together with accrued interest, in the first quarter of 2008.  In the first nine months of 2009, Counsel made net advances of $1,628 and accrued $74 in interest.

Cash Position and Cash Flows

Cash at September 30, 2009 was $157 as compared to $4,076 at December 31, 2008, a decrease of $3,919.

Cash provided by or used in operating activities Cash used in operating activities during the nine months ended September 30, 2009 was $6,088, as compared to cash provided of $7,910 during the same period in 2008.

The most significant operating uses of cash during the first nine months of 2009 were the $4,828 increase in Counsel RB’s inventory, and the recording of $1,779 of accounts receivable, primarily relating to Counsel RB operations.  The most significant source of cash during the first nine months was an increase of $775 in accounts payable and accrued liabilities, as compared to an increase of $1,809 for the same period in 2008.  The change in 2009 includes $718 of Counsel RB’s liabilities, which had no corresponding amount in 2008.  The increase in 2008 was primarily due to patent participation fees, of which $1,832 were outstanding at September 2008, as compared to $0 outstanding at September 2009.  During the first nine months of 2009 the Company increased its deferred income tax assets by $85, as compared to an increase of $6 during the first nine months of 2008.  Additionally, during the first nine months of 2009, $98 of accrued interest was added to third party and related party debt, and $74 of deferred financing costs were amortized.  In 2009, the Company recognized income from its equity investments of $97, compared to a loss of $3 in 2008.

Cash used in investing activities  Investing activities used net cash of $2,507 and $119 during the nine months ended September 30, 2009 and 2008, respectively.  During the first nine months of 2009, the major use of funds in investment activities was the investment of $2,631 in Polaroid.  As well, $121 was received as proceeds from the sale of the Company’s Buddy Media Series A preferred shares, and $3 was received as a cash distribution from Knight’s Bridge GP.  During the first nine months of 2008, $125 was invested in Buddy Media Series B preferred shares and $6 was received as a cash distribution from Knight’s Bridge GP.

Cash provided by or used in financing activities  Financing activities provided net cash of $4,676 during the nine months ended September 30, 2009, as compared to using $2,335 for the same period in 2008.  In 2009, $2,930 was provided from notes issued to third parties in connection with Counsel RB’s purchase of the Greystone assets, and $1,628 was provided from a note issued to Counsel in connection with the Company’s investment in Polaroid.  As well, $126 was used to purchase and cancel 27,456 and 2 of the Company’s common and preferred shares, respectively.  $244 was provided by the non-controlling interest in Counsel RB.  The sole financing activity in 2008 was the repayment of the debt owing to Counsel at December 31, 2007.

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

Three-Month Period Ended September 30, 2009 Compared to Three-Month Period Ended September 30, 2008

Patent licensing revenues were $0 during the three months ended September 30, 2009 and $9,500 during the same period in 2008.  In 2008 the revenues were from a settlement and license agreement entered into with several telecommunications carriers.

Patent licensing expense was $11 during the three months ended September 30, 2009 and $6,097 during the same period in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Asset trading revenues were $1,948 during the three months ended September 30, 2009, relating to the dispositions of assets by Counsel RB.  There were no similar revenues in 2008, given that Counsel RB was formed in 2009.

Asset trading expense was $917 during the three months ended September 30, 2009.  There was no similar expense in 2008, given that Counsel RB was formed in 2009.

Selling, general and administrative expense was $966 during the three months ended September 30, 2009 as compared to $312 for the three months ended September 30, 2008.  The significant items included:

•
A net $373 expense (composed of an allowance for doubtful accounts of $950, net of a reversal of contingency and participation fees of $577) was taken during the third quarter of 2009, due to difficulties experienced with the collection of the initial payment due under the license agreement that was entered into during the second quarter of 2009.  There were no similar items in 2008.

•
Compensation expense was $327 in the third quarter of 2009, compared to $53 in the third quarter of 2008.  The salary earned by the CEO of C2 remained unchanged at $35.  Stock-based compensation was almost unchanged, at $17 in the third quarter of 2009 as compared to $18 in the third quarter of 2008.  The remaining increase of $275 from 2008 to 2009 is due to $272 in salaries for Counsel RB employees and $3 of employee professional dues.

•	Legal expense was $12 in the third quarter of 2009, compared to $43 in the third quarter of 2008.

•	Accounting and tax consulting expenses were $19 in the third quarter of 2009, compared to $28 in the third quarter of 2008.

•	Directors’ fees were $32 in the third quarter of both 2009 and 2008.

•	Consulting expense was $39 in the third quarter of 2009 as compared to $0 in the third quarter of 2008. The 2009 expense relates to the operations of Counsel RB.

•	Management fees charged by our controlling stockholder, Counsel, were $90 in the third quarter of both 2009 and 2008.

•
Directors and officers liability insurance expense was $12 in the third quarter of 2009 and $37 in the third quarter of 2008.  The decrease reflects a decrease in the premium, which became effective in June 2009.

•	Office rent was $19 in the third quarter of 2009 as compared to $0 in the third quarter of 2008. The 2009 expense relates to office space being rented by Counsel RB.

Depreciation and amortization – This expense was $0 in the third quarter of 2009 as compared to $5 in the third quarter of 2008.  The 2008 expense relates to the amortization of the cost of the VoIP Patent, which was fully amortized at December 31, 2008.

Other income (expense) and earnings of equity accounted investments – the changes are related to the following:

•	In the third quarter of 2009 the Company had $0 other income, as compared to other income of $3 in the third quarter of 2008. The 2008 income consisted of bank interest on cash deposits.

•
In the third quarter of 2009, third party interest expense was $84, as compared to $0 in 2008.  All of the interest expense in 2009 relates to the debt associated with Counsel RB’s second quarter acquisition of the Greystone assets, and includes $49 amortization of deferred finance costs.

•
In the third quarter of 2009, related party interest expense was $39, as compared to $0 in 2008.  The related party loan outstanding at December 31, 2007 was repaid in full during the first quarter of 2008, and the Company incurred no interest expense during the remainder of 2008.

•
In the third quarter of 2009, earnings from equity investments were $77, consisting of $76 representing the Company’s share of the earnings of Polaroid, and $1 representing the Company’s share of the earnings of Knight’s Bridge GP.  The $10 loss in 2008 consisted of $11 representing the Company’s share of the loss of LIMOS.com, partially offset by $1 representing the Company’s share of the earnings of Knight’s Bridge GP.

Nine-Month Period Ended September 30, 2009 Compared to Nine-Month Period Ended September 30, 2008

Patent licensing revenues were $950 during the nine months ended September 30, 2009 and $17,625 during the same period in 2008.  In 2009 these revenues were from a license agreement entered into with C2 Communication Korea, and in 2008 from settlement and license agreements entered into with several telecommunications carriers.

Patent licensing expense was $598 during the nine months ended September 30, 2009 and $10,589 during the same period in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.  The decrease is directly related to the decrease in revenue.

Asset trading revenues were $5,050 during the nine months ended September 30, 2009, relating to the dispositions of assets by Counsel RB.  There were no similar revenues in 2008, given that Counsel RB was formed in 2009.

Asset trading expense was $3,592 during the nine months ended September 30, 2009.  There was no similar expense in 2008, given that Counsel RB was formed in 2009.

Selling, general and administrative expense was $2,061 during the nine months ended September 30, 2009 as compared to $868 for the nine months ended September 30, 2008.  The significant items included:

•
A net $373 expense (composed of an allowance for doubtful accounts of $950, net of a reversal of contingency and participation fees of $577) was taken in 2009, due to difficulties experienced with the collection of the initial payment due under the license agreement that was entered into during the second quarter of 2009.  There were no similar items in 2008.

•
Compensation expense was $837 in the first nine months of 2009, compared to $168 in the first nine months of 2008.  The salary earned by the CEO of C2 remained unchanged at $103.  Stock-based compensation decreased from $65 in 2008 to $53 in 2009.  The remaining increase of $681 from 2008 to 2009 is due to $677 in salaries for Counsel RB employees and $4 of employee professional dues.

•
Legal expense was $134 in the first nine months of 2009, compared to $78 in the first nine months of 2008.  The increase is primarily due to the inclusion of $38 of legal expense incurred by Counsel RB.

•	Accounting and tax consulting expenses were $59 in the first nine months of 2009, compared to $85 in the first nine months of 2008.

•	Directors’ fees were $95 in the first nine months of both 2009 and 2008.

•	Consulting expense was $77 in the first nine months of 2009 as compared to $0 in the first nine months of 2008. The 2009 expense relates to the operations of Counsel RB.

•	Management fees charged by our controlling stockholder, Counsel, were $270 in the first nine months of both 2009 and 2008.

•
Directors and officers liability insurance expense was $79 in the first nine months of 2009 and $113 in the first nine months of 2008.  The decrease reflects a decrease in the premium, which became effective in June 2009.

•	Office rent was $44 in the first nine months of 2009 as compared to $0 in the first nine months of 2008. The 2009 expense relates to office space being rented by Counsel RB.

Depreciation and amortization – This expense was $0 in the first nine months of 2009 as compared to $15 in the first nine months of 2008.  The 2008 expense relates to the amortization of the cost of the VoIP Patent, which was fully amortized at December 31, 2008.

Other income (expense) and earnings of equity accounted investments – the changes are related to the following:

•
In the first nine months of 2009 the Company had other income of $22, as compared to income of $8 in 2008.  The 2009 income is composed of the $21 gain on the sale of the Company’s Series A preferred share investment in Buddy Media, and $1 of bank interest.   The income in 2008 was composed of $6 of interest income and a $2 refund related to prior years’ insurance premiums.

•
In the first nine months of 2009, third party interest expense was $112, as compared to $0 in 2008.  All of the interest expense in 2009 relates to the debt associated with Counsel RB’s second quarter acquisition of the Greystone assets, and includes $64 amortization of deferred finance costs.

•
In the first nine months of 2009, related party interest expense was $74, as compared to $43 in 2008.  The related party loan outstanding at December 31, 2007 was repaid in full during the first quarter of 2008, including the $43 interest accrued during the first quarter, and the Company incurred no interest expense during the remainder of 2008.

•
In the first nine months of 2009, earnings from equity investments were $97, consisting of $93 representing the Company’s share of the earnings of Polaroid, and $4 representing the Company’s share of the earnings of Knight’s Bridge GP.  The $3 loss in 2008 consisted of $7 representing the Company’s share of the loss of LIMOS.com, partially offset by $4 representing the Company’s share of the earnings of Knight’s Bridge GP.

Inflation.    Inflation did not have a significant impact on our results during the quarter and nine months ended September 30, 2009.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate.  Our Revolving Credit Facility provides that the principal amount outstanding bears interest at the Israel Development Bank Prime Rate + 1.5%, or a minimum of 5%.  Assuming that the debt amount on the Revolving Credit Facility at September 30, 2009 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $16 for that twelve-month period.  We do not believe that, in the near term, we are subject to material market risk on either our fixed rate third party or related party debt.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2009.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 11 of the unaudited condensed consolidated financial statements, which are included in Part I of this Report, and hereby incorporated by reference into this Part II, for a discussion of the Company’s legal proceedings.

Item 1A.  Risk Factors

Other than as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 7, 2009, there have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 18, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Promissory Note for $200,000.00 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation.

10.2	Promissory Note for $90,000.00 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation.

10.3	Promissory Note for $87,806.64 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: November 13, 2009	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and Chief Executive Officer

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary