Form 10-K
period 2009-12-31
C2 Global Technologies Inc
filed 2010-03-31
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Large Accelerated Filer ☐     Accelerated Filer ☐  Non-Accelerated Filer ☑  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.15 per share on June 30, 2009, as reported by the OTC - Bulletin Board, was approximately $311,000.

As of March 25, 2010, there were 22,718,074 shares of Common Stock, $0.01 par value, outstanding.

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

On August 27, 2009 C2 Communications Technologies Inc. filed a similar lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc.  The complaint was filed in the United States District Court for the Eastern District of Oklahoma and also alleges that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373.  The complaint seeks an injunction, monetary damages and costs.  In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation and Telephone and Data Systems, Inc. was dismissed without prejudice.  Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas.  A trial date has not been set.

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc., Buddy Media, Inc. (“Buddy Media”) and LIMOS.com LLC (“LIMOS.com”).  Its investments in MyTrade.com, Inc. and LIMOS.com were subsequently sold in 2007 and 2008, respectively. In the fourth quarter of 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”).  The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with the Company’s majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”).

In the second quarter of 2009, the Company sold a portion of its investment in Buddy Media, recognizing a gain of $21 on an initial investment of $100.  Also in the second quarter of 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest is managed by Knight’s Bridge Capital Management L.P., an affiliate of Counsel.  The Company’s investments are discussed in more detail in Note 5 of the audited consolidated financial statements included in Item 15 of this Report.

In February 2009 the Company established Counsel RB Capital LLC (“Counsel RB”), which commenced operations in the second quarter of 2009.  Counsel RB is owned 75% by the Company and 25% by its Co-CEO’s.  It specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada.  Counsel RB’s operations are discussed in more detail in Note 2 of the audited consolidated financial statements.  Counsel RB’s operations constitute the Company’s Asset Liquidation operating segment.  The Company’s segments are discussed in more detail in Note 15 of the audited consolidated financial statements.

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

In 2002, the U.S. Patent and Trademark Office issued U.S. patent No. 6,438,124 (the “C2 Patent”) for the Company’s Voice Internet Transmission System.  Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP services market.  The C2 Patent encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet.  No special telephone or computer is required at either end of the call.  The apparatus that makes this technically possible is a system of Internet access nodes, or voice engines, which provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound.  The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and, as such, can lead to reduced toll charges.  On May 1, 2003, shortly after the issuance of our core C2 Patent, we disposed of our domestic U.S. VoIP network.  The sale included the physical assets required to operate our nationwide network using our patented VoIP technology (constituting the core business of the I-Link Communications Inc. (“ILC”) business) and included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data.  The sale of the ILC business removed essentially all operations that did not pertain to this convergence solution.  As part of the sale, we retained all of our intellectual property rights and patents.

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

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc. (partially sold in the second quarter of 2009) and LIMOS.com LLC (sold in the fourth quarter of 2008).  It continued its investment activities in the fourth quarter of 2007 with the acquisition of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC.  In the second quarter of 2009, the Company invested $2,621 in Polaroid, and in the third quarter it invested an additional $10.  At December 31, 2009 the Company’s investment in these businesses totaled $2,791.  In the fourth quarter of 2009 the Company received distributions from Polaroid totalling $232.  The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.  In this regard, to date the Company recognized a gain of $75 on MyTrade.com, Inc., a gain of $425 on LIMOS.com LLC, and a gain of $21 on Buddy Media, Inc.

As also discussed above under “Overview and Recent Developments”, in February 2009 the Company established Counsel RB.  The Counsel RB operations have allowed the Company to diversify into a new operating segment, Asset Liquidation.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373	Issued: June 5, 2001 Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000 Expires: October 29, 2016

		People’s Republic of China No. ZL96199457.6	Issued: December 14, 2005 Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005 Expires: October 29, 2016

		Hong Kong No. HK1018372	Issued: August 11, 2006 Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007 [1]

	Voice Internet Transmission System (“C2 Patent”)	U.S. No. 6,438,124	Issued: August 20, 2002 Expires: July 22, 2018

		People’s Republic of China No. ZL97192954.8	Issued: May 21, 2004 Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006 Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008 Expires: February 5, 2017

		South Korea No. 892950	Issued: April 3, 2009 Expires: February 5, 2017

	Private IP Communication Network Architecture	U.S. No. 7,215,663	Issued: May 8, 2007 Expires: June 12, 2017

Conferencing	Delay Synchronization in Compressed Audio Systems	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

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

Employees

As of December 31, 2009, C2 had ten employees.  Four of them are employed directly by Counsel RB.  Six employees are also employees of Counsel, and, except for the CEO, their salaries are paid by Counsel.  Under the terms of a management services agreement (the “Agreement”), as described in Item 11 of this Report, the Counsel employees provide management and administrative services to C2 and the associated costs are allocated to C2.  The CEO has a separate employment arrangement with C2, as discussed in Item 11.

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

VoIP has become a widespread and accepted telecommunications technology, with a variety of applications in the telecommunications and other industries.  While we believe that there will be continued proliferation of this technology in the coming years, and while we believe that this proliferation will occur within the context of our patents, there is no certainty that this will occur, and that it will occur in a manner that requires organizations to license our patents.

Asset liquidation
Our asset liquidation business, Counsel RB, is involved primarily in the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  The market for these assets is highly fragmented.  Counsel RB competes with other liquidators, auction companies, dealers and brokers.  It competes for potential purchasers with other liquidators and auction companies, as well as with equipment manufacturers, distributors, dealers and equipment rental companies.  Some of Counsel RB’s competitors have significantly greater financial and marketing resources and name recognition.

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

Available Information

C2 is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that C2 file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including C2, which file electronically with the SEC.  In addition, C2’s Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company makes available free of charge through its Internet web site, http://www.c2global.com (follow Investor Relations tab to link to “SEC Filings”) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC.
`

Item 1A. Risk Factors.

You should carefully consider and evaluate these risk factors, as any of them could materially and adversely affect our business, financial condition and results of operations, which, in turn, can adversely affect the price of our securities.

We are subject to the risks of having entered into a new line of business.
In the first quarter of 2009 the Company established its 75%-owned subsidiary, Counsel RB, which commenced operations in the second quarter of 2009.  As discussed elsewhere in this Report, Counsel RB specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada.  The Company has therefore acquired exposure to the risks inherent in this business, such as those associated with the collectability of accounts receivable, inventory valuation and turnover.

We face significant competition in our asset liquidation business.
Our asset liquidation business depends on our ability to successfully obtain a continuous supply of distressed and surplus assets for profitable resale to third parties.  In this regard, we compete with numerous other organizations, of which some are much larger and better-capitalized, with greater resources available for both asset acquisition and associated marketing to potential customers.  As competition in this business increases, we may be unable to compete successfully against current and future competitors.

Our asset liquidation business is subject to inventory risk and credit risk.
Under our business model, we assume the general and physical inventory and credit risks associated with purchasing assets for subsequent resale.  Although we do enter into transactions for which a subsequent purchaser has already been identified, in most cases we purchase assets and assume the risk that they may sell for less than our forecasted price.  As well, we may miscalculate demand or resale value, and subsequently sell the assets for less than their original purchase price.  Either situation could have a material adverse effect upon our use of working capital and our results of operations.

Our asset liquidation business is subject to environmental risk.
Our asset liquidation at times includes the purchase and resale of buildings and land.  Although our purchase process includes due diligence to determine that there are no adverse environmental issues, it is possible that such issues could be discovered subsequent to a completed purchase.  Any remediation and related costs could have a material adverse effect upon our business and results of operations.

We are dependent upon key personnel.
Our operations, particularly those of Counsel RB, are substantially dependent on the knowledge, skills and performance of our executive officers.  The loss of any one of these officers could damage key relationships, and result in the loss of essential information and expertise.  As our operations expand we will be required to hire additional employees, and may face intense competition for them.  Therefore, either the loss of the services of our existing officers, or the inability to attract and retain appropriately skilled new employees, could have a material adverse effect upon our business and therefore our results of operations.

We may require additional financing in the future, which may not be available, or may not be available on favourable terms.
We may need additional funds to finance our operations, particularly our asset liquidation business, to make additional investments, or to acquire complementary businesses or assets.  We may be unable to generate these funds from our operations.  Additionally, in connection with Counsel RB’s operations, the Company, together with Counsel, has guaranteed Counsel RB’s variable and fixed rate debt.  If funds are not available, or not available on acceptable terms, we could experience a material adverse effect upon our business.

Our investments are particularly subject to risk of loss.
The Company’s portfolio investment in Buddy Media, Inc. is in a development stage company that has yet to provide a return to shareholders.  The Company’s equity investment in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC is in a company whose underlying investments are also primarily in development stage companies.  Although the Company’s analyses of these investments as at December 31, 2009 resulted in the conclusion that no impairment was present, development stage companies are particularly vulnerable during an economic downturn such as the one currently in progress.  There can be no assurance that the Company will either recover the value of its initial investments or earn a positive return.

We have significantly increased our investment in non-publicly traded equity.
The investment that the Company has made in Polaroid during 2009 represents approximately 23% of its total assets at December 31, 2009.  The investment is in a private company and therefore not easily liquidated.  Although the Company’s analysis of this investment opportunity concluded that it will ultimately have a positive return, and although cash distributions were received during 2009, there can be no assurance that the Company will either recover the entire value of its initial investment or earn a positive return to the extent that it expects.

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
The Company’s VoIP Patent Portfolio consists of United States Patents No. 6,243,373 and No. 6,438,124.  The ultimate value of these patents has yet to be determined.  If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize additional value from our patents, or prevent third parties from benefiting from those patents without benefit to the Company.  Any currently pending or future patent applications may not result in issued patents.  In addition, any issued patents may not have priority over any patent applications of others or may not contain claims sufficiently broad to protect us against third parties with similar technologies, products or processes.  In February 2010, at the request of certain third parties, the U.S. Patent and Trademark Office agreed to re-examine the validity of U.S. Patent No. 6,243,373; this re-examination is currently in progress and its outcome cannot be determined at this time.  In addition, the Company’s existing patents have finite lives (although they may be extended by filing continuations and/or divisional applications), most of which expire in approximately seven years.  There is no guarantee that they will be fully exploited or commercialized before expiry.

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
At December 31, 2009, Counsel owned approximately 91% of the Company’s common stock.  Our assets serve as collateral for our related party debt.  In the event that we were to default on this debt, and Counsel foreclosed on our assets, we would be unable to continue our operations as they are presently conducted, if at all.  Our aggregate total debt to Counsel at December 31, 2009 was $1,564.  See Note 7 and Note 11 of the consolidated financial statements included in Item 15 of this Report for further discussion of the debt to Counsel.

Our principal stockholder, Counsel, has voting control of the Company and our executive officers are employees of Counsel.
Counsel owns approximately 91% of our outstanding common stock.  As a result, Counsel controls all matters requiring approval by the stockholders, including the election of the Board of Directors and significant corporate transactions.  Our Board of Directors has five members, four of whom are not employees or otherwise affiliated with Counsel.  The Board establishes corporate policies and has the sole authority to nominate and elect officers to carry out those policies.  Our Chief Executive Officer, Chief Financial Officer, Vice President of Accounting and Corporate Secretary are all employees of Counsel.  Counsel’s control over C2 could delay or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

We are restating our unaudited consolidated financial statements for the quarters ended June 30 and September 30, 2009.
In March 2010 management concluded that the previously issued unaudited consolidated financial statements as of and for the quarters ended June 30, 2009 and September 30, 2009 required restatement to correct errors in (i) the recognition of patent licensing revenue in the three months ended June 30, 2009, and (ii) the proportionate consolidation of the Company's interests in certain non-controlled entities.  These errors, and the restated financial information as of and for the three and six months ended June 30, 2009 and the three and nine months ended September 30, 2009, are discussed in Items 7 and 9A(T) and in Note 17 of the audited consolidated financial statements included in this Report.  Any regulatory proceeding or litigation that might result from the foregoing restatement, if and when it occurs, and even if ultimately resolved in our favor, could cause us to incur significant legal and other expenses, including management time and resources.

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
The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors.  To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future.  As of December 31, 2009, we do not have any preferred stock outstanding that has any preferential dividends.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties.

The Company, in connection with its intellectual property licensing business, rents approximately 200 square feet of office space in Marshall, TX on a month to month basis for a nominal amount.  Should the Company be required to vacate these premises, ample alternative space is available.

The Company, in connection with its asset liquidation business, leases office space in White Plains, NY and Los Angeles, CA.  The White Plains space is approximately 2,850 square feet and its lease is in effect until February 28, 2014.  The Los Angeles space is approximately 300 square feet; it is currently leased on a month-to-month basis pending the negotiation of final lease terms.

All accounting and reporting functions are carried out from the corporate office of its majority stockholder, Counsel, located in Toronto, Ontario, Canada.  The Company is not required to pay rent or other occupancy costs to Counsel.

Item 3. Legal Proceedings.

Shareholder Litigation
At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like).  Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment.  In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights.  The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis.  Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices indicating that they did not accept our offer.  Because we did not agree with the estimates submitted by the dissenting stockholders, we sought a judicial determination of the fair value of their common stock.  On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in Florida.  On February 4, 2005, the declaratory judgment action was stayed pending the resolution of direct and derivative lawsuits filed in California.  This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits.  As a result of the June 2008 settlement of the derivative and securities lawsuits in California, the stay of the Florida declaratory judgment action was lifted.  In the first quarter of 2009, the Company completed an agreement with the holders of 27,221 of the 27,536 shares (including common share equivalents) held by the remaining dissenting stockholders, whereby the stockholders agreed to accept $4.60 per share in full payment for their respective shares, for cancellation by the Company, and a release of any other claims that they may have against the Company and Counsel.  In the third quarter of 2009, the Company completed a similar agreement with the remaining dissenting stockholders, who agreed to accept $5.00 per share under the same terms and conditions as described above, as well as the payment of $1 of legal expenses that they had incurred, thereby concluding this matter.

Intellectual Property Enforcement Litigation
On August 27, 2009 the Company’s wholly-owned subsidiary, C2 Communications Technologies Inc., filed a patent infringement lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc.  The complaint was filed in the United States District Court for the Eastern District of Oklahoma and alleges that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373.  The complaint seeks an injunction, monetary damages and costs.  In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation and Telephone and Data Systems, Inc. was dismissed without prejudice.  Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas.  A trial date has not been set.

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

The following table sets forth the high and low prices for our common stock, as quoted on the OTCBB, for the calendar quarters from January 1, 2008 through December 31, 2009, based on inter-dealer quotations, without retail markup, markdown, commissions or adjustments.  These prices may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2008	$1.47	$0.31
June 30, 2008	1.30	0.47
September 30, 2008	1.01	0.35
December 31, 2008	0.75	0.11

March 31, 2009	$0.50	$0.14
June 30, 2009	0.30	0.15
September 30, 2009	0.45	0.08
December 31, 2009	0.45	0.07

On March 25, 2010, the closing price for a share of the Company’s common stock was $0.08.

Holders

As of March 25, 2010, the Company had approximately 398 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future.  As of December 31, 2009, we do not have any preferred stock outstanding which has any preferential dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

During the twelve months ended December 31, 2009, 40,000 options were granted to directors under the 2003 Employee Stock Option and Appreciation Rights Plan.  These options were issued with an exercise price of $0.15/share, which equalled fair market value on the date of the grant, and they vest over a 4-year period subject to the grantee’s continued service as a director with the Company.  The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  No other options were granted during the twelve months ended December 31, 2009.

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2003 Stock Option and Appreciation Rights Plan	678,250	$1.37	1,321,750

1997 Recruitment Stock Option Plan	236,111	1.55	133,889

1995 Directors Stock Option and Appreciation Rights Plan	—	—	12,500

1995 Employee Stock Option and Appreciation Rights Plan	—	—	20,000

Equity compensation plans not approved by security holders:
Issuance of non-qualified options to employees and outside consultants	79,666	58.87	—

Total	994,027	$6.02	1,488,139

(1) For a description of the material terms of these plans, see Note 14 in the Company’s audited financial statements included in Item 15 of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities.

We did not make any stock repurchases during the last quarter of 2009.

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

The following graph compares our cumulative total stockholder return with that of the Russell 2000 index of small-capitalization companies, our former peer group (“Former Group”), and our current peer group (“Current Group”). The graph assumes an initial investment of $100.00 made on December 31, 2004, and the reinvestment of dividends (where applicable). We have never paid a dividend on our common stock.

Following our investment in Counsel RB and diversification of our business into asset liquidation, we reevaluated the composition of our Former Group, as previously utilized to assess our stock performance, and concluded that it required amendment.  Accordingly, we constructed the Current Group.  The Current Group consists of Acacia Technologies Group, Patriot Scientific Corporation, Network-1 Security Solutions Inc. and Ritchie Bros. Auctioneers.  The Former Group consists of Acacia Technologies Group, Forgent Networks Inc. (d/b/a Asure Software), UTEK Corporation, Patriot Scientific Corporation and Network-1 Security Solutions Inc.

Total Return Analysis
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

C2 Global Technologies Inc.	$100.00	$101.67	$66.67	$51.67	$23.33	$25.00
Russell 2000 Index	$100.00	$104.55	$123.76	$121.82	$80.66	$102.58
Current Peer Group	$100.00	$128.31	$185.93	$254.24	$179.60	$207.51
Former Peer Group	$100.00	$113.00	$195.79	$164.39	$56.82	$96.30

Source: Morningstar, Inc. (312) 384-4055

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

	2009	2008	2007	2006	2005

Statement of Operations Data :

Patent licensing revenue	$—	$17,625	$—	$—	$—
Asset liquidation revenue	5,991	—	—	—	—

Earnings of equity accounted asset liquidation investments	64	—	—	—	—

Operating income (loss)	(769)	5,603	(1,236)	(1,301)	(3,179)

Other income (expense)	(88)	442	(213)	155	1,084

Interest expense	(325)	(43)	(196)	(10,900)	(12,812)

Income tax expense (recovery)	269	125	(1,000)	—	—

Earnings (loss) from equity accounted investments	252	(38)	6	—	—

Income (loss) from continuing operations	(1,199)	5,839	(639)	(12,046)	(14,907)

Income (loss) from discontinued operations	—	(12)	(6)	4,370	(3,582)

Net (income) loss attributable to non-controlling interest	(65)	—	—	—	—

Net income (loss) attributable to controlling interest	(1,264)	5,827	(645)	(7,676)	(18,489)

Earnings (loss) from continuing operations per common share – basic and diluted:	$(0.06)	$0.25	$(0.03)	$(0.63)	$(0.77)

Balance Sheet Data:
Total assets	$11,627	$5,443	$1,796	$1,386	$3,490
Total current liabilities	$7,673	$472	$2,737	$1,855	$79,852
Total long-term obligations	$—	$—	$—	$—	$1,580
Stockholders’ equity (deficit)	$3,954	$4,971	$(941)	$(469)	$(77,942)

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

Liquidity and Capital Resources

Liquidity

At December 31, 2009 the Company’s working capital deficit was $4,346 as compared to working capital of $4,556 at December 31, 2008.  The primary contributor to the change was the commencement of Counsel RB’s operations, with its resulting use of cash to acquire assets for resale, along with the acquisition of third party debt to partially finance these transactions.  As well, the Company used cash to invest in Polaroid, and acquired related party debt in connection with that investment.  The net result was that cash decreased by $3,983, from $4,076 at December 31, 2008 to $93 at December 31, 2009.  During 2009 the Company received cash distributions of $237 from its investments.  This was composed of $232 from Polaroid and $5 from Knight’s Bridge GP.

During 2009 the Company recognized $5,991 in revenue from Counsel RB’s operations, $1,230 of which was outstanding at December 31, 2009.  Minimal amounts of cash were received as interest on the Company’s bank deposits.  During 2009, the Company repurchased common shares for cancellation for $126, as discussed in Note 12, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements related to recurring operating expenses.

The Company’s liabilities at December 31, 2009 and December 31, 2008 totalled $7,673 and $472, respectively.  At December 31, 2009 these were composed of $4,626 of third party debt, $1,564 of related party debt, $1,457 of accounts payable and accrued liabilities, and $26 of income taxes payable.  The Company’s liabilities at December 31, 2008 consisted solely of $472 in accounts payable and accrued liabilities.

During 2009, the Company continued to pursue licensing and royalty agreements with respect to its patents, and, through Counsel RB’s operations, entered into trading activities in distressed and surplus assets.  The Company expects to generate sufficient cash from these activities to meet its ongoing operating cash requirements for at least twelve months.  Additionally, Counsel RB has a revolving credit facility in place to finance its purchases of assets for resale.

Ownership Structure and Capital Resources

•	At December 31, 2009 the Company had stockholders’ equity of $3,954 attributable to the Company’s common shareholders, as compared to $4,971 at December 31, 2008.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

•
Beginning in 2001, Counsel invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196.  Counsel subsequently provided additional advances, of which $1,564 was outstanding at December 31, 2009.

Cash Position and Cash Flows

Cash at December 31, 2009 was $93 compared to $4,076 and $67 at the same date in 2008 and 2007, respectively.  As noted above, the significant decrease of $3,983 in 2009 is primarily related to two items:   the commencement of the operations of Counsel RB and the investment in Polaroid.

Cash provided by or used in operating activities.  Cash used by operating activities (excluding discontinued operations) during 2009 was $7,842, as compared to cash provided of $5,692 in 2008 and cash used of $1,275 in 2007.  A major reason for the change was that in 2009 the Company had a loss of $1,199 from continuing operations, as compared to income of $5,839 in 2008 and a loss of $639 in 2007.  During 2009, in connection with the commencement of Counsel RB’s operations, the Company used cash of $1,951 to acquire inventory and invested $4,155 in asset liquidation investments; there were no similar transactions in 2008 or 2007.  During 2009, accounts receivable increased by $1,000, also primarily due to the operations of Counsel RB.  This was partially offset by an increase of $985 in accounts payable and accrued liabilities; the corresponding amounts in 2008 and 2007 were an increase of $70 and a decrease of $148, respectively.  In connection with the Company’s assumption of both third party and related party debt during 2009, interest of $169 was accrued, compared to $0 in 2008 and $184 in 2007; in 2009 the Company also amortized $112 of deferred financing costs on the third party debt.  In 2009 deferred income tax assets decreased by $146, as compared to decreasing by $125 in 2008 and increasing by $1,000 in 2007.  The Company recorded $252 in earnings from equity investments during 2009, $246 of which was from Polaroid, as compared to a loss of $38 during 2008 and income of $6 in 2007.  The Company’s gains on the sale of investments were $21 in 2009, $425 in 2008 and $75 in 2007.

Cash provided by or used in investing activities.  Net cash used by investing activities during 2009 was $2,273, as compared to $664 and $662 of cash provided during 2008 and 2007, respectively.  During 2009, the primary transaction was the use of $2,631 to invest in Polaroid, partially offset by subsequent distributions of $232 from Polaroid and $5 from Knight’s Bridge GP.  In 2008, the Company made investments of $125, and received $8 in cash distributions, and in 2007 the Company invested $595 and received distributions of $7.  In 2009, proceeds from the sale of a portion of the Company’s investment in Buddy Media were $121, as compared to proceeds from investment sales of $781 and $150 in 2008 and 2007, respectively.  In 2007, the Company’s $1,100 preferred share investment in AccessLine Communications was redeemed in full; there were no similar transactions in 2008 or 2009.

Cash provided by or used in financing activities.  Net cash of $6,132 was provided by financing activities during 2009, as compared to cash used of $2,335 in 2008 and cash provided of $683 in 2007.  In 2009, in connection with the operations of Counsel RB, the Company received net cash of $4,565 from third party lenders and a contribution of $237 from the non-controlling interest associated with Counsel RB.  Also during 2009 the Company’s parent, Counsel, provided net cash of $1,456.  $126 was used to purchase and cancel preferred and common shares, as part of a settlement with dissenting shareholders.  During 2008, the single financing activity was repayment of the $2,335 debt owing to Counsel.  During 2007, Counsel provided net cash of $2,145, and the Company paid $1,462 to a third party lender.

Contractual Obligations

The following table summarizes the amounts of payments due, including accrued interest to December 31, 2009 and estimated interest to maturity, under specified contractual obligations outstanding at December 31, 2009.  We have no liabilities associated with income taxes that require disclosure.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory Note	$1,446	$1,446	$—	$—	$—
Revolving Credit Facility	3,282	3,282	—	—	—
Related party debt	1,726	1,726	—	—	—
Operating leases	310	74	149	87	—
Total	$6,764	$6,528	$149	$87	$—

Consolidated Results of Operations

Key selected financial data for the three years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Revenue:
Patent licensing	$—	$17,625	$—
Asset liquidation	5,991	—	—
Total revenue	5,991	17,625	—

Operating costs and expenses:
Patent licensing	29	10,729	—
Asset liquidation	4,138	—	—
Selling, general and administrative	2,657	1,273	1,216
Depreciation and amortization	—	20	20
Total operating costs and expenses	6,824	12,022	1,236
	(833)	5,603	(1,236)
Earnings of equity accounted asset liquidation investments	64	—	—
Operating income (loss)	(769)	5,603	(1,236)
Other income (expenses):
Other income (expense)	(88)	442	(213)
Interest expense – third party	(217)	—	(12)
Interest expense – related party	(108)	(43)	(184)
Total other income (expenses)	(413)	399	(409)
Income (loss) from continuing operations before the undernoted	(1,182)	6,002	(1,645)
Income tax expense (recovery)	269	125	(1,000)
Earnings (loss) of equity accounted investments (net of $0 tax)	252	(38)	6
Income (loss) from continuing operations	(1,199)	5,839	(639)
Loss from discontinued operations	—	(12)	(6)
Net income (loss)	(1,199)	5,827	(645)
Net (income) loss attributable to non-controlling interest	(65)	—	—
Net income (loss) attributable to controlling interest	$(1,264)	$5,827	$(645)

Patent licensing revenue is derived from licensing our intellectual property.  Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enable VoIP communications.

Asset liquidation revenue is earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  It is also earned from more traditional asset disposition services, such as on-site and webcast auctions, liquidations and negotiated sales.  The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments, as discussed in Note 2 of the consolidated financial statements.  The Company began operating in the asset liquidation segment in the second quarter of 2009 when Counsel RB, its 75%-owned subsidiary that was established in the first quarter of 2009, commenced operations.

2009 Compared to 2008

Patent licensing revenues were $0 in 2009 and $17,625 in 2008.  In 2008 these revenues were from settlement and license agreements entered into with several U.S. telecommunications carriers.

Patent licensing expense was $29 in 2009 and $10,729 in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Asset liquidation revenues were $5,991 in 2009, relating to the dispositions of assets by Counsel RB.  There were no similar revenues in 2008, given that Counsel RB was formed in 2009.

Asset liquidation expense was $4,138 in 2009.  There was no similar expense in 2008, given that Counsel RB was formed in 2009.

Earnings of equity accounted asset liquidation investments were $64 in 2009.  There was no similar earnings in 2008, given that these earnings relate to Counsel RB operations.

Selling, general, administrative and other expense was $2,657 for the year ended December 31, 2009 as compared to $1,273 for the year ended December 31, 2008.  The significant changes included:

•
Compensation expense in 2009 was $1,163 compared to $361 in 2008.  The increase was primarily due to $954 of compensation paid to Counsel RB employees, for which there was no corresponding expense in 2008.  The salary earned by the CEO of C2 remained unchanged at $138.  There was no bonus paid to the CEO of C2 in 2009, compared to $138 paid in 2008.  Stock-based compensation expense decreased by $14, from $85 in 2008 to $71 in 2009.

•
Legal expenses in 2009 were $536, an increase of $448 compared to $88 in 2008.  The increase is primarily due to costs incurred with respect to potential investment funds.  As well, Counsel RB incurred $85 of legal expense during 2009.

•	Accounting and tax consulting expenses in 2009 were $97 compared to $122 in 2008.

•	Fees paid to the members of our Board of Directors remained unchanged at $126 in both 2009 and 2008.

•	Consulting expense was $82 in 2009, and related solely to the operations of Counsel RB. There was no comparable expense in 2008.

•	Management fee expense charged by our majority stockholder, Counsel, remained unchanged at $360 in both 2009 and 2008. See Item 13 of this Report for details regarding these management fees.

•	Directors and officers liability insurance expense was $91 in 2009 as compared to $150 in 2008. The decrease reflects a decrease in the premium, which became effective in June 2009.

•	Office rent was $64 in 2009 and related solely to the operations of Counsel RB. There was no comparable expense in 2008.

Depreciation and amortization – This expense was $0 in 2009 as compared to $20 in 2008.  The 2008 expense relates to the amortization of the cost of the VoIP Patent, which was fully amortized at December 31, 2008.

Other income (expense) and earnings of equity accounted investments – the changes are related to the following:

•
Other expense was $88 in 2009, as compared to other income of $442 in 2008.  In 2009 this consists primarily of a write down of $113 taken against Counsel RB inventory, of which $24 relates to equipment and $89 to real estate.  These losses were partially offset by a gain of $21 on the Company’s sale of a portion of its investment in Buddy Media and $4 of bank interest.  In 2008 this consisted of a $425 gain on the sale of the Company’s investment in LIMOS.com, $15 of interest income and $2 received as a reduction of prior years’ insurance premiums.

•
Third party interest expense was $217 in 2009, all of which related to the third party debt owed by Counsel RB.  $112 of this expense represents the amortization of deferred financing costs.  There was no corresponding expense in 2008, as the Company had no third party debt outstanding during the year.

•
Related party interest expense was $108 in 2009, as compared to $43 in 2008.  The Company began receiving advances from its parent, Counsel, in the second quarter of 2009, and at December 31, 2009, total principal and interest outstanding totaled $1,564.  In the first quarter of 2008, the Company accrued $43 of interest on the related party loan balance that was outstanding at December 31, 2007.  This debt was repaid in March 2008 and therefore the Company incurred no interest expense subsequent to that date.

•
In 2009, the Company recorded $252 of earnings from its equity accounted investments, as compared to recording a loss of $38 in 2008.  In 2009, the earnings consist of $246 from Polaroid and $6 from Knight’s Bridge GP.  In 2008, the Company recorded a loss of $38, consisting of a $43 loss from LIMOS.com, partially offset by $5 earnings from Knight’s Bridge GP.

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

Other income (expense) and earnings of equity accounted investments – the changes are related to the following:

•
Other income was $442 in 2008, as compared to other expense of $213 in 2007.  In 2008 this consists of the $425 gain on the sale of the Company’s investment in LIMOS.com, $15 interest income and $2 received as a reduction of prior years’ insurance premiums.  The 2007 expense is primarily composed of the $293 cost to prepay a note owed to a third party lender.  This was partially offset by the gain of $75 on the sale of MyTrade.com, $2 of bank interest income, and $3 received as a reduction of prior years’ insurance premiums.

•
Third party interest expense was $0 in 2008, as compared to $12 in 2007.  All of the interest expense in 2007 related to the debt held by the Company’s third party lender.  The loan was repaid in full effective January 10, 2007.

•
Related party interest expense was $43 in 2008, as compared to $184 in 2007.  The decrease of $141 is due to the repayment in full of the debt owing to Counsel.  This was repaid in March 2008 and therefore the Company incurred no interest expense subsequent to that date.

•
In 2008, the Company recorded a loss of $38 from its equity accounted investments.  This consisted of a $43 loss from LIMOS.com, partially offset by $5 earnings from Knight’s Bridge GP.  In 2007 the Company had income of $6 from its equity accounted investments, which consisted of $7 of income representing the Company’s share of the earnings of Knight’s Bridge GP, and $1 representing the Company’s share of the loss recorded by LIMOS.com.

Future Accounting Pronouncements

In June 2009, the FASB issued new guidance on “Accounting for Transfers of Financial Assets”.  It addresses concerns raised by the SEC, members of Congress, and financial statement users about the accounting and disclosures required by existing guidance in the wake of the subprime mortgage crisis and the global credit market deterioration, and is intended to improve the accounting and disclosure for transfers of financial assets.  The new guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, with early adoption prohibited.  The Company will therefore adopt it on January 1, 2010.  The Company does not anticipate that the adoption will have a material impact on its financial statements.

In June 2009, the FASB updated “Consolidation – Consolidation of Variable Interest Entities” (“Consolidation”).  The update amends the consolidation guidance that applies to variable interest entities (“VIEs”), and will significantly affect an entity’s overall consolidation analysis.  The amendments to the consolidation guidance affect all entities currently within the scope of Consolidation as well as qualifying special-purpose entities that are outside of its scope.  An enterprise will need to reconsider its previous conclusions regarding the entities that it consolidates, as the update involves a shift to a qualitative approach that identifies which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb its losses or the right to receive benefits from it, as compared to the existing quantitative-based risks and rewards calculation.  The update also requires ongoing assessment of whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures.  The updated guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009, with early adoption prohibited.  The Company does not anticipate that the new guidance will have a material impact on its financial statements upon its adoption on January 1, 2010.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (“ASU 2009-13”).  ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable revenue arrangements, and establishes a hierarchy of selling prices to determine the selling price of each specific deliverable.  As part of this, ASU 2009-13 eliminates the residual method for allocating revenue among the elements of an arrangement and requires that consideration be allocated at the inception of an arrangement.  As well, it expands disclosure requirements.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and therefore will be adopted by the Company on January 1, 2011.  At December 31, 2009, the Company has no revenue generating activities that would be impacted by the adoption of ASU 2009-13.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”).  ASU 2010-6 amends the existing guidance to add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  As well, it amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets.  With one exception, ASU 2010-6 is effective for reporting periods, including interim periods, beginning after December 15, 2009.  The exception is that the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis is effective for fiscal years beginning after December 15, 2010.  Early adoption is permitted.  The Company will adopt ASU 2010-6 on January 1, 2010.  It does not currently expect that the adoption of ASU 2010-6 will significantly impact its financial statements.

The FASB, the EITF and the SEC have issued other accounting pronouncements and regulations during 2009 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Critical Accounting Policies

Use of estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  This requires management to make estimates and assumptions based on historical experience and various other factors that are considered to be reasonable under the circumstances.  These affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates required for the preparation of the consolidated financial statements included in Item 15 of this Report were those related to accounts receivable, allowance for doubtful accounts, inventory valuation, goodwill impairment, valuation and impairment of investments, deferred income tax assets, and timing of revenue recognition.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Accounts receivable

The Company’s accounts receivable are primarily composed of accounts receivable acquired by Counsel RB as a component of an asset acquisition or pursuant to an asset disposition.  Accounts receivable are recorded at their fair value at the acquisition or disposition date.  At each financial statement date the fair value of the outstanding accounts receivable is evaluated, and an allowance is recorded if the book value exceeds the fair value.

Inventory

The Company’s inventory consists of assets acquired for resale by Counsel RB, which are normally expected to be sold within a one-year operating cycle.  They are recorded at the lower of cost and net realizable value.  Since the commencement of Counsel RB’s operations in the second quarter of 2009, the assets’ selling prices have in general been in excess of their cost.  However, at December 31, 2009, management determined that certain assets’ net realizable value was less than their cost.  Accordingly, equipment inventory was written down by $24, and real estate inventory was written down by $89.

Investments

The Company holds investments in three private companies:  a minority preferred share investment in Buddy Media, Inc. (“Buddy Media”), an equity interest in KPL, LLC (“Polaroid) and an equity interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”).  Since none of these investments are traded on an open market, and none of them are convertible into investments that are traded on an open market, significant judgment is involved in estimating their fair values.

The investment in Buddy Media preferred shares is accounted for under the cost method, which requires the fair value of the securities to be estimated quarterly using the best available information as of the evaluation date in order to determine whether there have been any other than temporary impairments in the investment’s carrying value.  A determination that the investment was other than temporarily impaired would require that it be written down to its fair value, with the loss recorded in earnings in the period of the write down.  Given the nature of the investment, fair value estimates are based upon Level 3 inputs, as defined by GAAP.  For Buddy Media, these inputs consist of the price received for the Company’s second quarter sale of its Series A preferred share investment, a recent financing round, and other Buddy Media-specific information such as its financial statements and projections.  Based on an analysis of this information, the Company concluded that as of December 31, 2009 there had been no impairment in the fair value of its investment.

The investments in Polaroid and Knight’s Bridge GP are accounted for under the equity method.  Under this method, the investments are carried at cost, plus or minus the Company’s share of increases and decreases in the investee’s net assets and certain other adjustments.  The Company’s share of the net income or loss of the investee is reported separately in the Company’s income statement, and any return of capital or dividend received from the investee is credited to the investment account.  The Company also recognizes any other-than-temporary impairments of equity method investments.

As with Buddy Media, the fair value estimates of these investments are based on Level 3 inputs.  For Polaroid, an internal valuation, based on current financial statements and projections, was used.  The Company concluded that its investment was not impaired and that the fair value exceeded book value.  The value of Knight’s Bridge GP is primarily based on the value of the investments held by its own equity method investee, the Internet Fund.  These investments are also not publicly traded, and their values are estimated using Level 3 inputs, primarily investee financial statements and projections.  Based on an analysis of Knight’s Bridge GP and the Internet Fund at December 31, 2009, management concluded that its equity investment was not impaired and that cost is the best estimate of fair value.

Deferred income tax assets

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

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  Upon adoption of this principle, effective January 1, 2007, the Company derecognized certain tax positions that, upon examination, more likely than not would not have been sustained as a recognized tax benefit.  However, to date the adoption has had no material effect on the Company’s financial position, operations or cash flow.

The Company periodically assesses the value of its deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance.  The Company evaluates which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards.  For further discussion of the Company’s income taxes, see Note 10 of the consolidated financial statements included in Item 15 of this Report.

Liabilities

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business.  On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation.  Based on this evaluation, the Company determines whether a liability accrual is appropriate.  If the likelihood of a negative outcome is probable, and the amount is estimable, the Company accounts for the liability in the current period.  At this time, the Company is not involved in any litigation and therefore no such liabilities have been recorded.

Patent licensing revenue

To date, patent licensing revenue has been in the form of one-time payments for past and future use of the Company’s patented technology.  These payments were not contingent upon the occurrence or non-occurrence of any events, and the parties had no further obligations or performance commitments, nor any unilateral ability to rescind the agreement.  The full payment amounts were recognized as revenue in the quarter in which the agreements were completed.  In general, patent licensing revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Revenues where collectability is not assured are recognized when the total cash collections to be retained by the Company are finalized.

Asset liquidation revenue

Asset liquidation revenue consists of Counsel RB’s proceeds from asset inventory resale.  Asset proceeds are derived from auctions and negotiated sales.  Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured.

Restatement of Interim 2009 Financial Results

The Company’s consolidated financial statements have been restated for the three and six months ending June 30, 2009, and the three and nine months ending September 30, 2009, to include two corrections in the application of US GAAP.  These were (i) the recognition of patent licensing revenue in the three months ended June 30, 2009, and (ii) the proportionate consolidation of the Company’s interests in certain Joint Ventures (as defined in Note 2 of the audited consolidated financial statements included in Item 15 of this Report).

Patent Licensing Revenue Recognition

In June 2009, the Company entered into a patent licensing agreement with an independent third party in Korea.  In connection with this agreement, the Company recognized the initial revenue and associated costs in the quarter ended June 30, 2009.  In the quarter ended September 30, 2009 C2’s management determined that the collectability of the revenue was doubtful, and recorded an allowance for doubtful accounts for the full amount of the revenue, net of the associated costs.  Although C2 and the third party had negotiated the license price and terms, and persuasive evidence of an arrangement existed in the form of a signed contract, which constituted delivery of the license, collectability of the associated revenue was not sufficiently assured to warrant such recognition.

The impact on the unaudited condensed consolidated financial statements for the periods ended June 30 and September 30, 2009 is detailed below.

Asset Liquidation Investments

In March 2010, during the Company’s audit of the consolidated financial statements for the year ended December 31, 2009, C2’s management determined that the Company had made an error in its reporting of its investments in Joint Ventures, and the associated revenue and costs, in the quarters ended June 30 and September 30, 2009.

Counsel RB’s asset liquidation transactions are generally conducted through two different formats as described below.  GAAP requires that they be reported separately in the consolidated financial statements as follows:

(1) Revenue from transactions that Counsel RB conducts directly is reported as Asset Liquidation revenue, and the associated direct costs are reported as Asset Liquidation costs.  At the balance sheet date, any unsold assets are reported as Inventory, any outstanding accounts receivable are included in the Company’s Accounts Receivable, and any associated liabilities are included in the Company’s Accrued Liabilities.  Although all inventory is expected to be sold in less than one year, real estate inventory is not recorded as a current asset.

(2) Transactions that involve Counsel RB’s investment in Joint Ventures require that they be accounted for using the equity method of accounting wherein Counsel RB’s proportionate share of the net income (loss) be reported as Earnings (Loss) of Equity Accounted Asset Liquidation Investments.  Although all of Counsel RB’s investments in Joint Ventures are expected to be sold in less than one year, they are reported on the balance sheet as non-current Asset Liquidation Investments.

In the quarters ended June 30 and September 30, 2009, the Company recorded its proportionate share of the revenue and costs associated with its investments in Joint Ventures as Asset Liquidation Revenue and Asset Liquidation Costs.  At June 30 and September 30, 2009, the Company recorded its proportionate share of the Joint Ventures as allocations to accounts receivable, inventory, other current assets, accounts payable and accrued liabilities, and debt payable to third parties.  All inventory was recorded as a current asset.  The impact on the unaudited condensed consolidated financial statements for the periods ended June 30 and September 30, 2009 is detailed below.  In addition, the quarterly results reported in Note 17 of the audited consolidated financial statements included in this Report have been restated to reflect the correct application of GAAP in each affected quarter.

Effect of the restatements on the consolidated balance sheets

	Previously reported on Form 10-Q	Patent licensing restatement	Counsel RB restatement	As restated

As at June 30, 2009	$	$	$	$
Accounts receivable	1,977	(552)	(893)	532
Inventory – current	4,009	—	(1,615)	2,394
Other current assets	47	—	(6)	41
Total current assets	6,259	(552)	(2,514)	3,193

Inventory – non-current	—	—	919	919
Asset liquidation investments	—	—	1,325	1,325
Total assets	10,233	(552)	(270)	9,411

Accounts payable and accrued liabilities	1,376	(187)	(63)	1,126
Debt payable to third parties	2,569	—	(207)	2,362
Total liabilities	5,380	(187)	(270)	4,923

Accumulated deficit	(270,253)	(365)	—	(270,618)
Total equity	4,853	(365)	—	4,488

Total liabilities and stockholders’ equity	10,233	(552)	(270)	9,411

	Previously reported on Form 10-Q	Patent licensing restatement	Counsel RB restatement	As restated

As at September 30, 2009	$	$	$	$
Accounts receivable	1,779	—	(912)	867
Inventory – current	4,828	—	(1,648)	3,180
Total current assets	7,242	—	(2,560)	4,682

Inventory – non-current	—	—	928	928
Asset liquidation investments	—	—	1,358	1,358
Total assets	10,789	—	(274)	10,515

Accounts payable and accrued liabilities	1,247	—	(68)	1,179
Debt payable to third parties	3,028	—	(206)	2,822
Total liabilities	5,977	—	(274)	5,703

Accumulated deficit	(270,374)	—	—	(270,374)
Total equity	4,812	—	—	4,812

Total liabilities and stockholders’ equity	10,789	—	(274)	10,515

Effect of the restatements on the consolidated statements of operations

	Previously reported on Form 10-Q	Patent licensing restatement	Counsel RB restatement	As restated

For the three months ended June 30, 2009	$	$	$	$
Patent licensing revenue	950	(950)	—	—
Asset liquidation revenue	3,102	—	(3,067)	35
Total revenue	4,052	(950)	(3,067)	35

Patent licensing expense	586	(585)	—	1
Asset liquidation expense	2,675	—	(2,675)	—
Total operating costs and expenses	3,969	(585)	(2,675)	709

Earnings of asset liquidation investments	—	—	392	392

Operating income (loss)	83	(365)	—	(282)

Income (loss) from continuing operations	106	(365)	—	(259)

Net income (loss)	112	(365)	—	(253)

Earnings (loss) per share from continuing operations
Common shares	$0.01			$(0.01)
Preferred shares	$0.20			N/A

Earnings (loss) per share
Common shares	$0.01			$(0.01)
Preferred shares	$0.20			N/A

	Previously reported on Form 10-Q	Patent licensing restatement	Counsel RB restatement	As restated

For the six months ended June 30, 2009	$	$	$	$
Patent licensing revenue	950	(950)	—	—
Asset liquidation revenue	3,102	—	(3,067)	35
Total revenue	4,052	(950)	(3,067)	35

Patent licensing expense	587	(585)	—	2
Asset liquidation expense	2,675	—	(2,675)	—
Total operating costs and expenses	4,357	(585)	(2,675)	1,097

Earnings of asset liquidation investments	—	—	392	392

Operating loss	(305)	(365)	—	(670)

Loss from continuing operations	(273)	(365)	—	(638)

Net loss	(230)	(365)	—	(595)

Loss per share from continuing operations
Common shares	$(0.01)			$(0.03)
Preferred shares	N/A			N/A

Loss per share
Common shares	$(0.01)			$(0.03)
Preferred shares	N/A			N/A

For the three months ended September 30, 2009	$	$	$	$
Patent licensing revenue	—	—	—	—
Asset liquidation revenue	1,948	—	(79)	1,869
Total revenue	1,948	—	(79)	1,869

Patent licensing expense	11	8	—	19
Asset liquidation expense	917	—	(28)	889
Selling, general and administrative expense	966	(373)	—	593
Total operating costs and expenses	1,894	(365)	(28)	1,501

Earnings of asset liquidation investments	—	—	51	51

Operating income	54	365	—	419

Income (loss) from continuing operations	(57)	365	—	308

Net income (loss)	(121)	365	—	244

Earnings (loss) per share from continuing operations
Common shares	$(0.01)			$0.01
Preferred shares	N/A			$0.54

Earnings (loss) per share
Common shares	$(0.01)			$0.01
Preferred shares	N/A			$0.43

	Previously reported on Form 10-Q	Patent licensing restatement	Counsel RB restatement	As restated

For the nine months ended September 30, 2009	$	$	$	$
Patent licensing revenue	950	(950)	—	—
Asset liquidation revenue	5,050	—	(3,146)	1,904
Total revenue	6,000	(950)	(3,146)	1,904

Patent licensing expense	598	(577)	—	21
Asset liquidation expense	3,592	—	(2,703)	889
Selling, general and administrative expense	2,061	(373)	—	1,688
Total operating costs and expenses	6,251	(950)	(2,703)	2,598

Earnings of asset liquidation investments	—	—	443	443

Operating loss	(251)	—	—	(251)

Loss from continuing operations	(330)	—	—	(330)

Net loss	(351)	—	—	(351)

Loss per share from continuing operations
Common shares	$(0.02)			$(0.02)
Preferred shares	N/A			N/A

Loss per share
Common shares	$(0.02)			$(0.02)
Preferred shares	N/A			N/A

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate.  Our Revolving Credit Facility provides that the principal amount outstanding bears interest at the lender’s prime rate + 1.5%, or a minimum of 5%.  Assuming that the debt amount on the Revolving Credit Facility at December 31, 2009 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $32 for that twelve-month period.  We do not believe that, in the near term, we are subject to material market risk on either our fixed rate third party or related party debt.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2009.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and supplementary data beginning on pages F-1 and S-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Based on its assessment using these criteria, the Company’s management concluded that, because of the existence of the material weaknesses as discussed below, the Company‘s internal control over financial reporting was not effective as of December 31, 2009.

In June 2009, the Company entered into a patent licensing agreement with an independent third party in Korea.  In connection with this agreement, the Company incorrectly recognized the initial revenue and associated costs in the quarter ended June 30, 2009.  Although C2 and the third party had negotiated the license price and terms, and persuasive evidence of an arrangement existed in the form of a signed contract, which constituted delivery of the license, collectability of the associated revenue was not sufficiently assured to warrant such recognition.  Further, for the quarter ended September 30, 2009 C2’s management determined that the collectability of the revenue was doubtful, and recorded an allowance in the quarter for doubtful accounts for the full amount of the revenue recognized in the quarter ended June 30, 2009.  Management concluded that this revenue recognition error resulted from a failure of judgment and a misapplication of the relevant GAAP concerning revenue recognition criteria to the specific fact situation of the Korean patent licensing agreement.  C2’s management has, accordingly, concluded that a material weakness in internal control over financial reporting regarding revenue recognition on a  non-routine business transaction exists as of December 31, 2009.

In addition, in March 2010, during the audit of the Company’s consolidated financial statements for the year ended December 31, 2009, C2’s management determined that the Company had made an error, in the quarters ended June 30 and September 30, 2009, in reporting its investments pursuant to partnership, joint venture and limited liability company agreements (collectively, “Joint Ventures”), and the associated revenue and costs, all related to its 75%-owned subsidiary Counsel RB Capital LLC.  The Company incorrectly proportionately consolidated such investments when they should have been accounted for using the equity method of accounting under US GAAP.  Management concluded that the misapplication of GAAP to its accounting for non-consolidated Joint Ventures involved in its Asset Liquidation business resulted from a failure to adequately research the GAAP applicable to this new business segment.  C2’s management has, accordingly, concluded that a material weakness in internal control over financial reporting regarding its investments in Joint Ventures and the associated revenue and costs exists as of December 31, 2009.

The impact on the unaudited condensed consolidated financial statements for the periods ended June 30 and September 30, 2009 is set out in Item 7 of this Report, in the section entitled “Restatement of Interim 2009 Financial Results”.  In addition, the quarterly results reported in Note 17 of the audited consolidated financial statements included in this Report have been restated to reflect the correct application of GAAP in each affected quarter.

Management considered what changes, if any, were necessary to the Company’s internal control over financial reporting to ensure that the errors described above would not recur.  Management has determined that in the future licensing revenue recognition will be scrutinized more stringently.  In addition, management concluded that it will ensure that a more thorough investigation of GAAP will be undertaken when it enters into new business segments to ensure the proper principles are applied.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.  Subject to pending legislation that would eliminate the requirement for an auditor’s attestation, the Company will require an attestation regarding the effectiveness of internal control to be included as a report submitted with the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age (1)	Title
Allan C. Silber	61	Chairman of the Board and Chief Executive Officer
Hal B. Heaton	59	Director (2), (3), (4)
Henry Y.L. Toh	52	Director (2), (3), (4)
Samuel L. Shimer	46	Director (2)
David L. Turock	52	Director (2)
Stephen A. Weintraub	62	Executive Vice President, Corporate Secretary and Chief Financial Officer

(1)	As of December 31, 2009.
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company, their principal occupations for the past five years, and their directorships held at public companies and registered investment companies at any time during the last five years:

Allan C. Silber, Chairman of the Board and Chief Executive Officer.  Mr. Silber was elected to the Board of Directors as a Class II director in September 2001.  He was appointed as Chairman of the Board in November 2001, a position he held until October 2004, and was again appointed as Chairman of the Board in March 2005.  Mr. Silber is the Chairman and CEO of Counsel Corporation, which he founded in 1979, the Chairman of Knight’s Bridge Capital Partners Inc., a wholly-owned subsidiary of Counsel that is a financial services provider, and, since 2007, the Chairman and CEO of Terra Firma Capital Corporation, a TSX Venture Exchange listed company of which Counsel owns approximately 23%.  Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

Hal B. Heaton, Director.  Dr. Heaton was appointed by the Board of Directors as a Class II director on June 14, 2000 to fill a Board vacancy.  Mr. Heaton has expertise in capital markets, corporate finance, emerging markets and entrepreneurial finance, all of which have relevance to the Company as it pursues varied investment and business opportunities both in North America and foreign markets.  From 1983 to the present he has been a professor of Finance at Brigham Young University and between 1988 and 1990 was a visiting professor of Finance at Harvard University.  Dr. Heaton holds a Bachelor’s degree in Computer Science/Mathematics and a Master’s in Business Administration from Brigham Young University, as well as a Master’s degree in Economics and a Ph.D. in Finance from Stanford University.

Henry Y.L. Toh, Director.  The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992.  Mr. Toh has valuable experience as a director with a variety of technology-oriented companies, in addition to extensive hands-on experience as an executive officer of the Company.  Mr. Toh became President of C2 in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996.  Mr. Toh was appointed as Chairman of the Audit Committee in March 2005.  Mr. Toh has been President and CEO of Amerique Investments International Corporation since 1992.  Additionally, he has been Executive Vice President and a director of InovaChem, Inc., a development stage research and development company in specialized chemistry, since February 2008, and currently serves as the board’s Vice Chairman.  Mr. Toh has served as a director of iDNA, Inc., a specialized finance and entertainment company, since 1999; a director of Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, since 2002; a director of Isolagen, Inc., a biotechnology company, from 2003 until 2009; and a director of American Surgical Holdings, Inc. since 2007.  Mr. Toh is a graduate of Rice University.

Samuel L. Shimer, Director.  Mr. Shimer has extensive expertise in mergers and acquisitions, including those transactions that occurred while he was an officer of the Company and Counsel.  Mr. Shimer was appointed by the Board of Directors as a Class I director on April 15, 2001 to fill a Board vacancy.  He was appointed Senior Vice President, Mergers & Acquisitions and Business Development on February 12, 2003 and he terminated his employment with the Company on February 27, 2004 to join J. H. Whitney & Co., a private equity fund management company, where he remains as a Partner.  From 1997 to February 2003 he was employed by Counsel as a Managing Director.  From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal.  Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master’s of Business Administration degree from Harvard Business School.

David L. Turock, Director.  Mr. Turock is the inventor of the Company’s VoIP Patent, and an expert on numerous technologies and their applications.  Mr. Turock was appointed by the Board of Directors as a Class III director on January 16, 2008 to fill a Board vacancy.  Mr. Turock began his career working with AT&T Bell Laboratories in 1982 and Bell Communications Research in 1988, and subsequently founded enhanced telephone service provider, Call Sciences.  He later formed Interexchange, which designed and operated one of the world’s largest debit card systems.  Most recently, from 2001 to 2007, Mr. Turock was Chief Technology Officer of Therap Services, a provider of informatics services to disabled patients.  Mr. Turock received his B.S. in Experimental Psychology from Syracuse University, his M.S. and Ph.D. degrees in Cognitive Psychology from Rutgers University, and his M.S.E. in Computer Science from the Moore School of the University of Pennsylvania.

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

No director or officer of our company has, during the last ten years: (i) been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, including, without limitation, any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws, or finding any violations with respect to such laws.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2009.

Code of Ethics

C2 has adopted a Code of Ethics that applies to its employees, including its principal executive, financial and accounting officers or persons performing similar functions.  The C2 Code of Conduct (the “Code”) can be found on the Company’s website at http://www.c2global.com (follow Corporate Governance link to Governance Documents tab).  The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to its principal executive, financial and accounting officers or persons performing similar functions by posting such information on its website at the website address set forth above.

Corporate Governance

Board Leadership and Risk Oversight
C2 is a small organization, with a market capitalization at December 31, 2009 of approximately $3.4 million, of which approximately 91% is owned by its parent, Counsel.  As noted above, Mr. Allan Silber is the Chairman and CEO of Counsel, and we believe that it is most efficient and effective to have Mr. Silber assume those roles at C2 as well.  Also, as noted above, Mr. Stephen Weintraub has the role of CFO for both Counsel and C2.  Consequently, C2’s operations are largely directed by Counsel.  In prior years, prior to C2’s success with its patent licensing and asset liquidation businesses, C2’s operations have been principally funded by Counsel.  The Board does not have a lead independent director since, given the modest size and scale of the Company’s operations, the Company believes the Board, as a whole, effectively oversees the strategic priorities of the Company and its operations.

C2’s operations are modest and it has very few employees, as detailed in Item 11 of this report, and therefore requires limited oversight by the Board.  As such, the Board meets quarterly to review and approve the Company’s operating results.  It meets annually to review and approve the Company’s strategy and budget.  Material matters such as acquisitions and dispositions, investments and business initiatives are approved by the full Board.

Board Meetings and Committees
The Board held four meetings during the fiscal year ended December 31, 2009.  The Board has designated two standing committees:  the Audit Committee and the Compensation Committee.  C2 does not have a nominating or a corporate governance committee.  However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board.  There are no specific criteria for Director nominees, and the Company does not specifically consider diversity with respect to the selection of its Board nominees.  Given the combination of the Company’s limited operations and its 91% ownership by Counsel, the Company believes that it would have difficulty identifying and attracting a diverse selection of candidates.  To date, it has been deemed most effective to nominate and appoint individuals who are either former employees with detailed knowledge of the business, such as Mr. Toh and Mr. Shimer, or individuals with expertise that is unique to the Company’s operations, such as Mr. Turock.  There has been no material change in the procedures by which our shareholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee
The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence.  The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements.  Its membership is currently comprised of Mr. Toh (Chairman) and Mr. Heaton, both independent directors.  The Audit Committee held four meetings during the fiscal year ended December 31, 2009.  On June 9, 2000, the Board of Directors approved C2’s Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002.  A copy of the current Audit Committee Charter is available on the Company’s website www.c2global.com.

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
•
how each compensation element and our decision regarding that element fit into our overall compensation objectives and affects decisions regarding other elements, including the relationship between our compensation objectives and our overall risk management.

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation.  We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions.  Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate.  In addition to the named executive officers discussed below, the Company has only two salaried employees.  As their compensation does not contain any elements that promote risk-taking, and thus could not have a material adverse effect on the Company, this compensation requires no discussion.

General Executive Compensation Philosophy

At the Corporate level, we compensate our executive management through a combination of base salaries, merit based performance bonuses, and long-term equity compensation that is designed to be competitive with similarly situated companies within our industry.  At our Counsel RB subsidiary, our executive management’s compensation does not include merit based performance bonuses or long-term equity compensation.  However, the Counsel RB executives collectively own 25% of Counsel RB and are entitled to earn 25% of its profits.  Therefore, at all levels of operations, our executive compensation programs are structured to align management’s incentives with the long-term interests of our shareholders, and to maximize profitability and shareholder value.

We adhere to the following compensation policies, which are designed to support the achievement of our business strategies:

•
Our executive compensation program should strengthen the relationship between compensation, both cash and equity-based, and performance by emphasizing variable, at-risk earnings that are dependent upon the successful achievement of specified corporate, business unit and individual performance goals.

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

•	Total compensation should encourage our executives to ensure that the risks involved in any business decision align that executive’s potential personal return with maximal return to shareholders.

We set compensation by establishing targeted compensation levels for each senior executive and allocating that compensation amount, where appropriate, among base salary, merit-based compensation bonuses, and long-term equity compensation.  At the highest and most senior levels, we offer incentive based compensation to reward company wide performance and to maximize future profitability, stock appreciation and shareholder value.

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

We utilize each element of executive compensation to ensure proper balance between our short- and long-term success as well as between our financial performance and shareholder return. In this regard, we believe that the executive compensation program for our named executive officers is consistent with our financial performance and the performance of each named executive officer.  We do not utilize the services of compensation consultants in determining or recommending executive or director compensation.

Our Named Executive Officers for 2009

This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year.  During 2009, our named executive officers consisted of the following officers:

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

Jonathan Reich – one of two Co-CEO’s of Counsel RB.  Counsel RB was formed, and Mr. Reich became Co-CEO, in the first quarter of 2009.

Adam Reich – one of two Co-CEO’s of Counsel RB.  Counsel RB was formed, and Mr. Reich became Co-CEO, in the first quarter of 2009.

During 2007 and 2008, our named executive officers consisted of Mr. Silber and Mr. Weintraub, who held the positions described above.

During 2009, Mr. Silber and Messrs. Reich were paid employees.  During 2007 and 2008, with the exception of Mr. Silber, our company had no paid employees.

Elements of Compensation

Base Salaries

Unless specified otherwise in their employment agreements, the base salaries of the Company’s named executive officers are evaluated annually.  In evaluating appropriate pay levels and salary increases for such officers, the Compensation Committee considers achievement of the Company’s strategic goals, level of responsibility, individual performance, and internal equity and external pay practices.  In addition, the Committee considers the scope of the executives’ responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by our Board of Directors and Compensation Committee.

Base salaries are reviewed annually by our Compensation Committee and our Board, and adjusted from time to time pursuant to such review or at other appropriate times, in order to align salaries with market levels after taking into account individual responsibilities, performance and experience.

During 2009, the Company’s CEO and the two Counsel RB Co-CEOS were paid employees.  During 2007 and 2008, with the exception of the CEO, the Company had no paid employees.  As noted above, the Company’s CEO, Mr. Allan Silber, is also the CEO of Counsel.  Mr. Silber’s annual salary of $137.5, and a discretionary bonus of up to 100% of his base salary, have been fixed at these amounts since 2005.

Mr. Jonathan Reich and Mr. Adam Reich each earn base salaries of $450, and no discretionary bonuses.  These were negotiated in the first quarter of 2009 when they assumed their roles as Co-CEO’s.

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

As noted above, Mr. Silber is entitled to a bonus of up to 100% of his annual salary.  Since assuming the role of CEO, he has received a bonus only in 2008, when he received 100% of his base salary.  As this bonus can only be awarded at the discretion of the Compensation Committee, it does not encourage inappropriate risk-taking on the part of Mr. Silber, nor represent a risk to the Company.

Equity Incentive Grants

In keeping with our philosophy of providing a total compensation package that favors at-risk components of pay, long-term incentives can comprise a significant component of our executives’ total compensation package. These incentives are designed to motivate and reward executives for maximizing shareowner value and encourage the long-term employment of key employees. Our objective is to provide executives with above-average, long-term incentive award opportunities.

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

Mr. Jonathan Reich and Mr. Adam Reich have employment contracts that do not contain any equity incentive elements.  However, as noted above, collectively they are 25% owners of Counsel RB, and their shareholder agreements provide for them to earn 25% of Counsel RB profits.  We believe that the equity investment by Mssrs. Reich aligns their interests with those of the Company and its shareholders, and encourages investment decisions that are aligned with the Company’s overall risk management philosophy, thereby maximizing long-term shareholder return.

Other Benefits

The only additional benefits provided to employees at this time are the payment of health insurance premiums, Social Security and Medicare for the Co-CEO’s.  There are no pension, severance or change in control benefits.

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

Summary Compensation Table

The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2009, 2008 and 2007 by our Named Executive Officers. We have no other officers or employees whose compensation is $100,000 or more.  As discussed below and in Item 13, certain employees of Counsel provide services to C2, and compensation for those services is provided and paid for under the terms and provisions of a Management Services Agreement (the “Agreement”) entered into between Counsel and C2.

Name and Principal Position	Year	Salary	Bonus	Option Awards[1]	All Other Compensation[2]	Total
Allan Silber	2009	$137,500	$—	$33,563	$—	$171,063
Chairman of the Board and Chief Executive Officer	2008	137,500	137,500	33,563	—	308,563
	2007	137,500	—	33,563	—	171,063

Stephen Weintraub	2009	—	—	12,375	—	12,375
Executive Vice President, Chief Financial Officer	2008	—	—	12,375	—	12,375
and Corporate Secretary	2007	—	—	12,375	—	12,375

Jonathan Reich	2009	393,750	—	—	27,068	420,818
Co-CEO, Counsel RB	2008	N/A	N/A	N/A	N/A	N/A
	2007	N/A	N/A	N/A	N/A	N/A

Adam Reich	2009	393,750	—	—	27,081	420,831
Co-CEO, Counsel RB	2008	N/A	N/A	N/A	N/A	N/A
	2007	N/A	N/A	N/A	N/A	N/A

1 The amounts reported in this column relate solely to compensation expense associated with options issued in 2006.  Please see the “Grants of Plan-Based Awards for the Year Ended December 31, 2006” table, as included in our Annual Report on Form 10-K for the year ended December 31, 2006, for details of these options.

2 The amounts reported in this column relate solely to health insurance premiums, Social Security and Medicare.

Grants of Plan-Based Awards

There were no grants of plan-based awards to the Chief Executive Officer, the Chief Financial Officer or the Counsel RB Co-CEO’s during the years ended December 31, 2007, 2008 and 2009.

Allan Silber, the CEO of C2, is an employee of Counsel.  As CEO of C2, he is entitled to an annual salary of $137,500, plus a discretionary bonus of up to 100% of the base salary.  No bonus has been awarded for 2009.  Mr. Silber was awarded his full bonus entitlement in 2008 in recognition of his involvement in the successful prosecution and settlement of the Company’s patent infringement litigation.  There were no bonus awards in 2007.

Stephen Weintraub, the CFO of C2, is an employee of Counsel.  Mr. Weintraub has no employment contract with C2.  The cost of Mr. Weintraub’s services to C2 is a component of the Agreement between C2 and Counsel.  The Agreement was first entered into in December 2004 and successive Agreements have been entered into in each subsequent year.  Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by certain Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  For the years ended December 31, 2009 and 2008, the cost was $360,000.  For the year ended December 31, 2007, the cost was $225,000.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  The Company expects that Counsel will continue to provide these services in 2010 on the same cost basis.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the detail of outstanding equity awards, as regards exercisable and unexercisable options, at December 31, 2009.

Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable[1]	Option Exercise Price($/Sh)	Option Expiration Date
Allan Silber	168,750	56,250	$0.66	August 1, 2013
Allan Silber	56,250	18,750	1.11	August 1, 2013
Stephen Weintraub	56,250	18,750	1.01	August 1, 2013

1 The options vest 25% annually beginning on the first anniversary of the grant date, which was August 1, 2006 for all options reported in this table.

There were no adjustments or changes in the terms of any of the Company’s equity awards in 2009.

Compensation of Directors

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2009 by each person serving as a director.

Name	Fees Earned or Paid in Cash	Option Awards[1]	Total
Henry Y.L. Toh	$43,000	$4,664	$47,664
Hal B. Heaton	35,000	4,664	39,664
Samuel L. Shimer	24,000	4,664	28,664
David L. Turock	24,000	2,463	26,463

1 The options vest 25% annually beginning on the first anniversary of the grant date.  The amount reported in this column relates to compensation expense associated with options issued in each year from 2005 to 2009.  The table below provides information regarding the current year compensation expense and grant date fair value of each option award underlying the reported 2009 compensation expense.

DETAIL OF DIRECTOR OPTION AWARDS EXPENSE
Name	Grant Date	Number of Options Awarded	Grant Date Fair Value of Option Award	2009 Expense
Henry Y. L. Toh	April 1, 2005	10,000	$3,600	$226
	April 3, 2006	10,000	3,300	825
	April 2, 2007	10,000	4,600	1,150
	March 31, 2008	10,000	8,700	2,175
	March 31, 2009	10,000	1,500	288
				$4,664

Hal B. Heaton	April 1, 2005	10,000	$3,600	$226
	April 3, 2006	10,000	3,300	825
	April 2, 2007	10,000	4,600	1,150
	March 31, 2008	10,000	8,700	2,175
	March 31, 2009	10,000	1,500	288
				$4,664

Samuel L. Shimer	April 1, 2005	10,000	$3,600	$226
	April 3, 2006	10,000	3,300	825
	April 2, 2007	10,000	4,600	1,150
	March 31, 2008	10,000	8,700	2,175
	March 31, 2009	10,000	1,500	288
				$4,664

David L. Turock	March 31, 2008	10,000	8,700	$2,175
	March 31, 2009	10,000	1,500	288
				$2,463

Each director who is not employed by C2 or by Counsel receives a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded on March 31 or the next business day.  In addition, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per year.  The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors.  No discretionary stock options were awarded during 2009, 2008 or 2007.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee reviews and approves the compensation for executive employees.  The Compensation Committee Charter was first approved by C2’s Board of Directors on February 12, 2003 and was subsequently revised on December 9, 2005.  The Compensation Committee Charter is available on the Company’s website www.c2global.com.

According to the Compensation Committee’s charter, the majority of the members must be independent directors.  The membership is currently comprised of Messrs. Heaton (Chairman) and Toh, both independent directors.  The Compensation Committee held one meeting during the fiscal year ended December 31, 2009.

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

1.           The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) set forth above with the management of the Company; and

2.           Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and, as applicable, the Company’s proxy statement.

By the Compensation Committee:

/s/ Hal. B. Heaton

Hal B. Heaton, Chairman

/s/ Henry Y.L. Toh

Henry Y. L. Toh

Date:  March 31, 2010

Stock Option Plans

At December 31, 2009, the Company had five stock-based employee compensation plans, which are described below.  All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director.  Each option is immediately exercisable for a period of ten years from the date of grant.  The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan.  As of December 31, 2009 and 2008, there were no options outstanding under the 1995 Director Plan.

1995 Employee Stock Option and Appreciation Rights Plan

The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the grant of incentive stock options, non-qualified stock options, and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  Directors of the Company are not eligible to participate in the 1995 Employee Plan.  The 1995 Employee Plan provides for the grant of stock options, which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as for the grant of non-qualified options to be issued to officers, employees and consultants.  In addition, SARs may be granted in conjunction with the grant of incentive and non-qualified options.  To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion.  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee.  The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan.  As of December 31, 2009 and 2008, there were no options outstanding under the 1995 Employee Plan.

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

As of December 31, 2009, there were options to purchase 236,111 shares (2008 – 237,361 shares) of the Company’s common stock outstanding under the 1997 Plan.  56,250 of these options, with an exercise price of $0.66 per share, were unvested at December 31, 2009 (2008 – 112,500).  They will vest in 2010.  168,750 options with an exercise price of $0.66 per share were vested at December 31, 2009 (2008 – 112,500).  11,111 options with exercise prices of $1.40 to $111.26 per share were vested at December 31, 2009 (2008 – 12,361 options with exercise prices of $1.40 to $111.26 per share).  The options with an exercise price of $0.66 must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company.  The remaining options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company.  The Company has not awarded any SARs under the 1997 Plan.  During 2009, no options to purchase shares of common stock were issued, and 1,250 options expired.  During 2008, no options to purchase shares of common stock were issued, and 1,250 options expired.  There were no exercises during 2009 or 2008.

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides for the purchase of common stock, in the aggregate, up to 125,000 shares.  The purpose of the Stock Purchase Plan is to provide incentives for all eligible employees of C2 (or any of its subsidiaries), who have been employees for at least three months, to participate in stock ownership of C2 by acquiring or increasing their proprietary interest in C2.  The Stock Purchase Plan is designed to encourage employees to remain in the employ of C2.  It is the intention of C2 to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended.  This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages.  The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company’s stock on the first or last day of each quarter.  This plan was effective beginning the third quarter of 2000.  The Company issued 1,726 shares to employees based upon payroll withholdings during 2001.  There have been no issuances since 2001.

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted.  As of December 31, 2009, there were options to purchase 678,250 shares (2008 - 638,250 shares) of the Company’s common stock outstanding under the 2003 Plan.  The outstanding options vest over four years at exercise prices ranging from $0.15 to $3.00 per share.  During 2009, 40,000 options (2008 – 40,000 options) were granted.  During 2009 and 2008 no options to purchase shares of common stock were forfeited or expired.  There were no options exercised during 2009 and 2008, and no SARs have been issued under the 2003 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Please see Item 5 for detail of the Company’s securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the ownership of our common stock as of March 25, 2010 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.  As of March 25, 2010, there are 22,718,074 shares of common stock and 592 shares of Series N Preferred stock issued and outstanding.  Each share of Series N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	225,000	(3)	*	%
Hal B. Heaton	52,948	(4)	*	%
Henry Y.L. Toh	50,413	(4)	*	%
Samuel L. Shimer	45,000	(5)	*	%
David L. Turock	7,500	(4)	*	%
Stephen A. Weintraub	56,250	(6)	*	%
Counsel Corporation and subsidiaries 40 King Street West Suite 3200 Toronto, Ontario M5H 3Y2	20,644,481		89%
All Executive Officers and Directors as a Group (6 people)	437,111		2%

*	Indicates less than one percent

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

(3)
Represents shares of common stock issuable pursuant to options.  Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, and a beneficial owner of approximately 7,755,877 shares or 12.1% of the outstanding common stock (11.0% of the outstanding voting shares) of Counsel.  Mr. Silber disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

(4)	Represents shares of common stock issuable pursuant to options.

(5)
Represents shares of common stock issuable pursuant to options.  Mr. Shimer is a beneficial owner of 819,011 shares in Counsel, which represents a 1.3% beneficial ownership of Counsel. Mr. Shimer disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

(6)
Represents shares of common stock issuable pursuant to options.  Mr. Weintraub is Executive Vice President, Secretary and Chief Financial Officer of Counsel and a beneficial owner of 466,901 shares in Counsel, which represents less than 1% beneficial ownership of Counsel.  Mr. Weintraub disclaims beneficial ownership of the shares of C2’s common stock beneficially owned by Counsel.

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

Transactions with Counsel

Collateralized Loan Agreement
At December 31, 2009 the Company was indebted to Counsel in the amount of $1,564, as compared to $0 at December 31, 2008.  The debt is secured by a collateralized promissory note and loan agreement (the “Counsel Loan”).  The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced.  The Counsel Loan has been amended several times, most recently during the second quarter of 2009 when it was converted into a demand loan.  The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

Counsel Management Services
Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by several Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  For the year ended December 31, 2009, the cost was $360.  For the years ended December 31, 2008 and 2007, the cost was $360 and $225, respectively.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  The Company expects that Counsel will continue to provide these services in 2010 on the same cost basis.

Director Independence

As an OTC-Bulletin Board company, we elect to comply with the “independence” requirements under the Nasdaq Marketplace Rules.  Pursuant to the requirements, the Board undertook its annual review of director independence.  During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and C2 and its subsidiaries and affiliates.  The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.   As a result of this review, the Board affirmatively determined that during 2009 Mr. Toh, Mr. Heaton, Mr. Shimer and Mr. Turock are independent for purposes of the independence requirements as defined under the Nasdaq Marketplace Rules.  The Board further determined that each of the foregoing directors met the independence requirements needed to serve on the Board committees for which they serve.

Item 14. Principal Accountant Fees and Services.

Fees paid or expected to be paid to Deloitte & Touche LLP, our independent registered chartered accountants for the fiscal periods ended December 31, 2009 and 2008, are set forth below.

	Year Ended December 31,
	2009	2008
Audit fees	$100	$88
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$100	$88

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements for the years ended December 31, 2008 and 2009, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2008 and 2009, and services in connection with our statutory and regulatory filings for the years ended December 31, 2008 and 2009.

Audit-Related Fees

Audit related fees are for assurance and related services that are reasonably related to the audit and reviews of our financial statements for the years ended December 31, 2008 and 2009, exclusive of the fees disclosed as Audit Fees above.  These fees include benefit plan audits and accounting consultations.

Tax Fees

Tax fees are for services related to tax compliance, consulting and planning services for the years ended December 31, 2008 and 2009 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services.  For 2008 and 2009, these services were provided by independent registered public accounting firms other than Deloitte.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2008 and 2009.

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

Report of Independent Registered Chartered Accountants

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended (2)

10.1*	1997 Recruitment Stock Option Plan. (3)

10.2*	2001 Stock Option and Appreciation Rights Plan. (4)

10.2.1*	2003 Stock Option and Appreciation Rights Plan. (5)

10.3	Common Stock Purchase Warrant issued October 14, 2004. (7)

10.4*	Counsel Management Agreement. (8)

10.5	Settlement and License Agreement dated as of February 18, 2008. (9)

10.6	Settlement and License Agreement dated as of February 27, 2008. (9)

10.7	Settlement and License Agreement dated as of May 30, 2008. (10)

10.8	Settlement and License Agreement dated as of September 25, 2008. (11)

10.9	Stipulation of Dismissal with Prejudice dated as of March 12, 2009. (12)

10.10	LLC Membership Interest Purchase Agreement among Greystone & Co. Holdings LLC and Counsel RB Capital LLC, dated as of May 28, 2009. (13)

10.11	Promissory Note between Counsel RB Capital LLC and Greystone & Co. Holdings LLC, dated as of May 28, 2009. (13)

Exhibit Number	Title of Exhibit

10.12	Loan and Security Agreement between Israel Discount Bank of New York (as Agent) and Counsel RB Capital LLC, dated as of June 2, 2009. (13)

10.13	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of May 5, 2009. (13)

10.14	Promissory Note for $2,590,989.63 dated May 5, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.15	Promissory Note for $90,000.00 dated June 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.16	Promissory Note for $128,712.86 dated June 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.17	Promissory Note for $200,000.00 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (14)

10.18	Promissory Note for $90,000.00 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (14)

10.19	Promissory Note for $87,806.64 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (14)

10.20	Promissory Note for $320,000.00 dated December 31, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (filed herewith)

10.21	Promissory Note for $90,000.00 dated December 31, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (filed herewith)

10.22	Promissory Note for $129,950.17 dated December 31, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (filed herewith)

14	C2 Global Technologies Inc. Code of Conduct. (6)

21	List of subsidiaries. (filed herewith)

31.1	Certification of the CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S. C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

*      Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, file number 0-17973.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.

(3)	Incorporated by reference to our Definitive Proxy Statement for the October 7, 1997 annual stockholder meeting.

(4)	Incorporated by reference to our Definitive Proxy Statement for the September 7, 2001 annual stockholder meeting.

(5)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2004.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2008.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

C2 GLOBAL TECHNOLOGIES INC.
(Registrant)

Dated: March 31, 2010	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board and Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board of Directors and Chief	March 31, 2010
Allan C. Silber	Executive Officer

/s/Stephen A. Weintraub	Executive Vice President, Chief Financial Officer and	March 31, 2010
Stephen A. Weintraub	Corporate Secretary

/s/ Catherine A. Moran	Vice President of Accounting and Controller	March 31, 2010
Catherine A. Moran

/s/ Hal B. Heaton	Director	March 31, 2010
Hal B. Heaton

/s/ Samuel L. Shimer	Director	March 31, 2010
Samuel L. Shimer

/s/ Henry Y. L. Toh	Director	March 31, 2010
Henry Y.L. Toh

/s/ David L. Turock	Director	March 31, 2010
David L. Turock

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

Schedule of Valuation and Qualifying Accounts

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Chartered Accountants

To the Board of Directors and Stockholders of
C2 Global Technologies Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of C2 Global Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C2 Global Technologies Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 31, 2010

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2009 and 2008
(In thousands of $US, except share and per share amounts)

	2009	2008

ASSETS
Current assets:
Cash	$93	$4,076
Accounts receivable (net of $0 allowance for doubtful accounts)	1,000	—
Note receivable (Note 6)	653	—
Deposits	300	—
Inventory – equipment (Note 2)	442	—
Other current assets	110	77
Deferred income tax assets (Note 10)	729	875
Total current assets	3,327	5,028
Other assets:
Inventory – real estate (Note 2)	1,396	—
Asset liquidation investments (Note 2)	3,943	—
Investments (Note 5)	2,788	242
Goodwill (Note 6)	173	173
Total assets	$11,627	$5,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$1,457	$472
Income taxes payable (Note 10)	26	—
Debt payable to third parties (Note 7)	4,626	—
Debt payable to a related party (Note 7)	1,564	—
Total liabilities	7,673	472

Commitments and contingencies (Notes 7 and 8)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at December 31, 2009 and 594 Class N shares at December 31, 2008, liquidation preference of $592 at December 31, 2009 and $594 at December 31, 2008	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 22,718,074 shares at December 31, 2009 and 22,745,530 shares at December 31, 2008	227	227
Additional paid-in capital	274,706	274,761
Accumulated deficit	(271,287)	(270,023)
Stockholders’ equity before non-controlling interest	3,652	4,971
Non-controlling interest in subsidiary	302	—
Total stockholders’ equity	3,954	4,971
Total liabilities and stockholders’ equity	$11,627	$5,443

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2009, 2008 and 2007
(In thousands of $US, except per share amounts)

	2009	2008	2007

Revenue:
Patent licensing	$—	$17,625	$—
Asset liquidation (Note 2)	5,991	—	—
Total revenue	5,991	17,625	—

Operating costs and expenses:
Patent licensing	29	10,729	—
Asset liquidation (Note 2)	4,138	—	—
Selling, general and administrative	2,657	1,273	1,216
Depreciation and amortization	—	20	20
Total operating costs and expenses	6,824	12,022	1,236
	(833)	5,603	(1,236)
Earnings of equity accounted asset liquidation investments (Note 2)	64	—	—
Operating income (loss)	(769)	5,603	(1,236)
Other income (expenses):
Other income (expense)	(88)	442	(213)
Interest expense – third party (Note 7)	(217)	—	(12)
Interest expense – related party (Note 7)	(108)	(43)	(184)
Total other income (expenses)	(413)	399	(409)
Income (loss) from continuing operations before the undernoted	(1,182)	6,002	(1,645)
Income tax expense (recovery) (Note 10)	269	125	(1,000)
Earnings (loss) of equity accounted investments (net of $0 tax) (Note 5)	252	(38)	6
Income (loss) from continuing operations	(1,199)	5,839	(639)
Loss from discontinued operations	—	(12)	(6)
Net income (loss) and comprehensive income (loss)	(1,199)	5,827	(645)
Net (income) loss and comprehensive (income) loss attributable to non-controlling interest	(65)	—	—
Net income (loss) and comprehensive income (loss) attributable to controlling interest	$(1,264)	$5,827	$(645)

Weighted average common shares outstanding	22,723	22,907	23,095
Weighted average preferred shares outstanding	1	1	1

Earnings (loss) per share – basic and diluted: (Note 4)

Earnings (loss) from continuing operations
Common shares	$(0.05)	$0.25	$(0.03)
Preferred shares	N/A	$10.19	N/A

Earnings (loss) from discontinued operations
Common shares	$—	$—	$—
Preferred shares	—	N/A	N/A

Net earnings (loss)
Common shares	$(0.06)	$0.25	$(0.03)
Preferred shares	N/A	$10.19	N/A

The accompanying notes are an integral part of these consolidated financial statements

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2009, 2008 and 2007
(In thousands of $US, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated Equity	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2006	611	$6	23,084,850	$231	$274,499	$(275,205)	$—	$(469)
Conversion of Class N preferred stock to common stock	(4)	—	160	—	—	—	—	—
Conversion of third party debt to common stock	—	—	10,000	—	7	—	—	7
Compensation cost related to stock options	—	—	—	—	166	—	—	166
Net loss	—	—	—	—	—	(645)	—	(645)
Balance at December 31, 2007	607	6	23,095,010	231	274,672	(275,850)	—	(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—	—
Cancellation of common stock	—	—	(350,000)	(4)	4	—	—	—
Compensation cost related to stock options	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	5,827	—	5,827
Balance at December 31, 2008	594	6	22,745,530	227	274,761	(270,023)	—	4,971
Capital contribution	—	—	—	—	—	—	237	237
Purchase and cancellation of preferred and common stock (Note 12)	(2)	—	(27,456)	—	(126)	—	—	(126)
Compensation cost related to stock options	—	—	—	—	71	—	—	71
Net income (loss)	—	—	—	—	—	(1,264)	65	(1,199)
Balance at December 31, 2009	592	$6	22,718,074	$227	$274,706	$(271,287)	$302	$3,954

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2009, 2008 and 2007
(In thousands of $US)
	2009	2008	2007
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,199)	$5,839	$(639)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	61	—	—
Amortization of financing costs on debt payable to third party	112	—	—
Accrued interest added to principal of related party debt	108	—	184
Stock-based compensation expense	71	85	166
Write-down of equity accounted asset liquidation investments	212	—	—
Earnings (loss) of equity accounted investments	(252)	38	(6)
Write-down of inventory	113	—	—
Gain on sale of investments	(21)	(425)	(75)
Depreciation and amortization	—	20	20
Amortization of discount and debt issuance costs on convertible note payable	—	—	8
Non-cash cost of prepayment of third party debt	—	—	224

Changes in operating assets and liabilities:
Increase in accounts receivable	(1,000)	—	—
Increase in note receivable	(653)	—	—
Increase in deposits	(300)	—	—
Purchase of inventory	(1,951)	—	—
Investment in asset liquidation investments	(4,155)	—	—
Decrease (increase) in other assets	(145)	(60)	(9)
Decrease (increase) in deferred income tax assets	146	125	(1,000)
Increase (decrease) in accounts payable and accrued liabilities	985	70	(148)
Increase in income taxes payable	26	—	—
Net cash provided by (used in) operating activities by continuing operations	(7,842)	5,692	(1,275)
Net cash used in operating activities by discontinued operations	—	(12)	(6)
Net cash provided by (used in) operating activities by continuing and discontinued operations	(7,842)	5,680	(1,281)

Cash flows from investing activities:
Investment in significantly influenced company	(2,631)	—	—
Cash distributions from significantly influenced companies	237	8	7
Purchase of investments	—	(125)	(595)
Proceeds from sale of investments	121	781	150
Redemption of investments	—	—	1,100
Net cash provided by (used in) investing activities	(2,273)	664	662

Cash flows from financing activities:
Proceeds from issuance of debt payable to third parties	6,765	—	—
Proceeds from issuance of note payable to a related party	3,632	—	3,245
Purchase and cancellation of common and preferred shares	(126)	—	—
Repayment of debt payable to a third party	(2,200)	—	—
Repayment of notes payable to a related party	(2,176)	(2,335)	(1,100)
Non-controlling interest contribution	237	—	—
Repayment of convertible note payable	—	—	(1,462)
Net cash provided by (used in) financing activities	6,132	(2,335)	683
Increase (decrease) in cash	(3,983)	4,009	64
Cash at beginning of year	4,076	67	3
Cash at end of year	$93	$4,076	$67

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31, 2009, 2008 and 2007
(In thousands of $US)

	2009	2008	2007

Supplemental schedule of non-cash investing and financing activities:
Conversion of debt payable to a third party to common stock	$—	$—	$7

Supplemental cash flow information:
Taxes paid	96	—	—
Interest paid	42	43	21

The accompanying notes are an integral part of these consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of $US, except share and per share amounts and where specifically indicated)

Note 1 – Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of C2 Global Technologies Inc. together with its subsidiaries, including C2 Communications Technologies Inc., C2 Investments Inc. and Counsel RB Capital LLC.  These entities, on a combined basis, are referred to as “C2”, the “Company”, “we” or “our” in these financial statements.  Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the FASB Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 (the “VoIP Patent”) and 6,438,124 (the “C2 Patent”) (together the “VoIP Patent Portfolio”), which it licenses.  The VoIP Patent, including a corresponding foreign patent and related international patent applications, was acquired from a third party in 2003.  At the time of acquisition, the vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure C2’s obligations under the associated purchase agreement, as discussed in Note 9.  The C2 Patent was developed by the Company.

Licensing of intellectual property constitutes the Company’s Patent Licensing operating segment.  C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.  The Company engages in licensing agreements with third parties domestically and internationally.  The Company obtains licensing and royalty revenue from the target market for its patents, with the assistance of outside counsel, in order to realize value from its intellectual property.

In 2007, the Company began investing in Internet-based e-commerce businesses through its acquisitions of minority positions in MyTrade.com, Inc. (sold in 2007), Buddy Media, Inc. (“Buddy Media”), LIMOS.com LLC (sold in 2008), and Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”).  A portion of the Buddy Media investment was sold in the second quarter of 2009 for a net gain of $21.  In May 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest is managed by Knight’s Bridge Capital Management L.P., an affiliate of C2’s parent, Counsel Corporation (together with its subsidiaries, “Counsel”).  The Company’s investments are discussed in more detail in Note 5.

In February 2009 the Company established Counsel RB Capital LLC (“Counsel RB”), which commenced operations in the second quarter of 2009.  Counsel RB is owned 75% by the Company and 25% by its Co-CEO’s.  It specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada.  Counsel RB’s operations are discussed in more detail in Note 2.  The operations of Counsel RB constitute the Company’s Asset Liquidation operating segment.  The Company’s segments are discussed in more detail in Note 15.

Note 2 – Counsel RB Capital LLC

Counsel RB, which began operating in the second quarter of 2009, specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  Counsel RB’s primary business is the purchase of various types of assets with the intent of subsequently reselling them at a profit.  In addition, it also arranges traditional asset disposition services such as on-site and webcast auctions, liquidations and negotiated sales, for which it earns commission revenue.

Counsel RB’s asset liquidation transactions are generally conducted through two different formats.  GAAP requires that they be reported separately in the consolidated financial statements.

Revenue from transactions that Counsel RB conducts directly is reported as Asset Liquidation revenue, and the associated direct costs are reported as Asset Liquidation costs.  At the balance sheet date, any unsold assets are reported as Inventory, any outstanding accounts receivable are included in the Company’s Accounts Receivable, and any associated liabilities are included in the Company’s Accrued Liabilities.  Although all inventory is expected to be sold in less than one year, real estate inventory is not recorded as a current asset.

Transactions that involve Counsel RB acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company (“LLC”) agreement (collectively, “Joint Ventures”), require that Counsel RB’s proportionate share of the net income (loss) be reported as Earnings (Loss) of Equity Accounted Asset Liquidation Investments.  Although all of Counsel RB’s investments in Joint Ventures are expected to be sold in less than one year, they are reported on the balance sheet as non-current Asset Liquidation Investments.

In June 2009, in order to acquire certain assets for the Company’s asset liquidation business, Counsel RB acquired an arm’s length non-operating asset holding company for approximately $5,900.  The asset acquisition was accomplished by entering into an LLC Membership Interest Purchase Agreement dated as of May 28, 2009 (the “Agreement”).  A portion of the assets were acquired directly by Counsel RB and included real estate, equipment and accounts receivable totaling $4,960.  The remainder of the asset acquisition was accomplished through a $940 investment in a Joint Venture.  Counsel RB began monetizing the assets during the second quarter of 2009.  The purchase price for the acquired assets was payable as follows: (a) cash payments of approximately $2,900 were paid to or credited by the vendor on the closing date; and (b) the balance of approximately $3,000 was comprised of (i) a note payable to the vendor in the principal amount of approximately $1,400, (ii) a credit facility in the amount of approximately $1,400 and (iii) the Joint Venture’s assumption of debt, of which Counsel RB’s portion was $200.  The note and credit facility are discussed in more detail in Note 7.

Note 3 – Summary of Significant Accounting Policies

Use of estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Significant estimates include revenue recognition, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), accounts receivable valuation, inventory valuation, valuation of investments, valuation of goodwill and intangibles, valuation of deferred income tax assets, liabilities, contingencies surrounding litigation, and stock-based compensation.  These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents primarily with financial institutions in Toronto, Canada. Counsel RB holds a minimum operating balance with a financial institution in New York City.  These accounts may from time to time exceed federally insured limits.  The Company has not experienced any losses on such accounts.  At December 31, 2009 and 2008, the Company did not hold any cash equivalents.

Accounts receivable
The Company’s accounts receivable are primarily composed of accounts receivable acquired by Counsel RB as a component of an asset acquisition or pursuant to an asset disposition.  They are recorded at their fair value at the acquisition or disposition date.  At each financial statement date the fair value of the outstanding accounts receivable is evaluated, and an allowance is recorded if the book value exceeds the fair value.

Inventory
The Company’s inventory consists of assets acquired for resale by Counsel RB.  They are recorded at the lower of cost and net realizable value.  Inventory is normally expected to be sold within a one-year operating cycle.  At December 31, 2009 the Company recorded a write down of $24 on a portion of its equipment inventory, and a write down of $89 on a portion of its real estate inventory.

Goodwill
Goodwill, which results from the difference between the purchase price and the fair value of the net assets acquired, is not amortized but is tested for impairment at least annually in accordance with GAAP.  This testing is a two-step process, in which the carrying amount of the reporting unit associated with the goodwill is first compared to the reporting unit’s estimated fair value.  If the carrying amount of the reporting unit exceeds its estimated fair value, the fair values of the reporting unit’s assets and liabilities are analyzed to determine whether the goodwill of the reporting unit has been impaired.  An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value as determined by this two-step process.  Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

At December 31, 2009 the Company’s sole intangible asset requiring assessment is the goodwill that relates to the Company’s Patent Licensing segment.  For the years ended December 31, 2009 and 2008, the Company used a discounted cash flow analysis to value its patents and assess the value of the associated goodwill.

No goodwill impairment was present upon the performance of the impairment tests at December 31, 2009 and 2008.  See Note 6 for more detail regarding the Company’s goodwill.

Asset Liquidation Investments
Asset liquidation transactions that involve the Company acting jointly with one or more additional purchasers, pursuant to a Joint Venture agreement, require that they be accounted for using the equity method of accounting wherein the Company’s proportionate share of the Joint Venture’s net income (loss) be reported in the consolidated statement of operations as Earnings (Loss) of Equity Accounted Asset Liquidation Investments.  At the balance sheet date, the Company’s investments in Joint Ventures are reported in the consolidated balance sheet as Asset Liquidation Investments.  The Company monitors the value of the Joint Venture’s underlying assets and liabilities, and will record a writedown of its investments should the Company conclude that there has been a decline in the value of the net assets.

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

Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  At December 31, 2009 and 2008, the carrying values of the Company’s cash, accounts receivable, note receivable, deposits, accounts payable and accrued liabilities, third party debt and related party debt approximate fair value.  There are three levels within the fair value hierarchy:  Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs.  The fair value hierarchy does not apply to the financial instruments noted above, with the exception of cash.  The Company considers the fair value of cash to be Level 1 within the hierarchy.

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

Patent licensing revenue
To date, patent licensing revenue has been in the form of one-time payments for past and future use of the Company’s patented technology.  These payments were not contingent upon the occurrence or non-occurrence of any events, and the parties had no further obligations or performance commitments, nor any unilateral ability to rescind the agreement.  The full payment amounts were recognized as revenue in the period in which the agreements were completed.  In general, patent licensing revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Revenues where collectability is not assured are recognized when the total cash collections to be retained by the Company are finalized.

Asset liquidation revenue
Asset liquidation revenue consists of Counsel RB’s proceeds from asset inventory resale.  Asset proceeds are derived from auctions and negotiated sales.  Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured.

Stock-based compensation
The Company calculates stock-based compensation using the fair value method, under which the fair value of the options at the grant date is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the appropriate term.  The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity.  See Note 14 for further discussion of the Company’s stock-based compensation.

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

The Company periodically assesses the value of its deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance.  The Company evaluates which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards.  See Note 10 for further discussion of the Company’s income taxes.

Segment reporting
Since the second quarter of 2009, the Company has operated in two business segments, Patent Licensing and Asset Liquidation.  The patent licensing segment includes all operations relating to licensing of the Company’s intellectual property.  The asset liquidation segment includes the operations of Counsel RB.

Discontinued Operations
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

In December 2007, the FASB issued the Business Combinations Topic (“Business Combinations”) of the ASC.  Business Combinations replaces previously issued guidance with respect to business combinations.  It applies to all transactions and events in which an entity obtains control over one or more other businesses.  Business Combinations substantially increases the use of fair value and makes significant changes to the way companies account for business combinations and non-controlling interests.  Some of the more significant requirements are that it requires more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, acquisition-related costs to be expensed, and non-controlling interests in subsidiaries to be initially measured at fair value and classified as a separate component of equity.  Business Combinations is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited, and is to be applied prospectively, with one exception relating to income taxes.  The Company was required to adopt Business Combinations effective January 1, 2009.

As the Company did not acquire any businesses during 2009, the adoption of Business Combinations has had no impact on the Company’s consolidated statements.  However, the Company founded Counsel RB and made preliminary investments in it during the first quarter of 2009, and additional investments during the remainder of the year.  Because the Company holds 75% of Counsel RB, the Company has consolidated Counsel RB in these consolidated financial statements.  As a result, the Company’s financial statements include amounts related to the 25% non-controlling interest.

In April 2009, the FASB amended the Fair Value of Financial Instruments Subsection of the ASC to require publicly traded companies to make disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The amendment also requires those disclosures in summarized financial information at interim reporting periods.  The amendment is effective for financial statements issued after June 15, 2009, with early application permitted.  The Company adopted the amendment in the quarter ending June 30, 2009, and has included the required disclosures in these consolidated financial statements.

In April 2009, the FASB amended the guidance in the Investments – Debt and Equity Securities Topic of the ASC regarding the recognition and presentation of other than temporary impairments.  Entities are now required to reflect impairments that relate to credit losses in earnings, and impairments that relate to other factors in other comprehensive income. The guidance is effective for financial statements issued after June 15, 2009.  As the Company does not currently hold any debt securities, and its sole portfolio investment is not considered to be other than temporarily impaired, the Company’s adoption of the amendment in the quarter ended June 30, 2009 did not have an impact on its financial statements.

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

In May 2009, the FASB issued the Subsequent Events Topic of the ASC (“Subsequent Events”), which was subsequently amended in February 2010 when the FASB issued ASU 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  Subsequent Events and ASU 2010-09 apply to all entities, and provide guidance on management’s assessment of events that occur after the balance sheet date but before the issuance of the financial statements.  They distinguish between subsequent events that should and should not be recognized in the financial statements, and require disclosure of certain nonrecognized subsequent events.  ASU 2010-09 specifically amended the disclosure requirements of Subsequent Events to state that SEC filers (as defined in Subsequent Events) are exempted from disclosing the date through which subsequent events have been evaluated.  ASU 2010-09 also adds a definition of “revised financial statements”; upon revising its financial statements, an entity is required to update its evaluation of subsequent events through the date the revised financial statements are issued or are available to be issued.  Management is required to assess subsequent events for both interim and annual reporting periods.  Subsequent Events and ASU 2010-09 are not expected to significantly change practice because their guidance is similar to that in previously-existing U.S. auditing literature for assessing and disclosing subsequent events.  Rather, they represent guidance directed specifically to management.  Subsequent Events is effective prospectively for interim or annual financial statements issued after June 15, 2009, and was therefore adopted by the Company in the quarter ended June 30, 2009.  ASU 2010-09 is effective upon issuance, and therefore was adopted by the Company in its reporting for the year ended December 31, 2009.

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

Future accounting pronouncements
In June 2009, the FASB issued new guidance on “Accounting for Transfers of Financial Assets”.  It addresses concerns raised by the SEC, members of Congress, and financial statement users about the accounting and disclosures required by existing guidance in the wake of the subprime mortgage crisis and the global credit market deterioration, and is intended to improve the accounting and disclosure for transfers of financial assets.  The new guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, with early adoption prohibited.  The Company will therefore adopt it on January 1, 2010.  The Company does not anticipate that the new guidance will have a material impact on its financial statements upon adoption.

In June 2009, the FASB updated “Consolidation – Consolidation of Variable Interest Entities” (“Consolidation”).  The update amends the consolidation guidance that applies to variable interest entities (“VIEs”), and will significantly affect an entity’s overall consolidation analysis.  The amendments to the consolidation guidance affect all entities currently within the scope of Consolidation as well as qualifying special-purpose entities that are outside of its scope.  An enterprise will need to reconsider its previous conclusions regarding the entities that it consolidates, as the update involves a shift to a qualitative approach that identifies which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb its losses or the right to receive benefits from it, as compared to the existing quantitative-based risks and rewards calculation.  The update also requires ongoing assessment of whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures.  The updated guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009, with early adoption prohibited.  The Company does not anticipate that the new guidance will have a material impact on its financial statements upon its adoption on January 1, 2010.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (“ASU 2009-13”).  ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable revenue arrangements, and establishes a hierarchy of selling prices to determine the selling price of each specific deliverable.  As part of this, ASU 2009-13 eliminates the residual method for allocating revenue among the elements of an arrangement and requires that consideration be allocated at the inception of an arrangement.  As well, it expands disclosure requirements.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and therefore will be adopted by the Company on January 1, 2011.  At December 31, 2009, the Company has no revenue generating activities that would be impacted by the adoption of ASU 2009-13.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”).  ASU 2010-6 amends the existing guidance to add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  As well, it amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets.  With one exception, ASU 2010-6 is effective for reporting periods, including interim periods, beginning after December 15, 2009.  The exception is that the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis is effective for fiscal years beginning after December 15, 2010.  Early adoption is permitted.  The Company will adopt ASU 2010-6 on January 1, 2010.  It does not currently expect that the adoption of ASU 2010-6 will significantly impact its financial statements.

The FASB, the EITF and the SEC have issued other accounting pronouncements and regulations during 2009 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

Options, warrants and convertible debt are included in the calculation of diluted earnings per share, since the instruments are assumed to be exercised or converted, except when their effect would be anti-dilutive.  For the years ended December 31, 2009, 2008 and 2007, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS equals basic EPS.

Potential common shares that were not included in the computation of earnings (loss) per share because they would have been anti-dilutive are as follows as at December 31:

	2009	2008	2007

Assumed conversion of Class N preferred stock	23,680	23,760	24,280
Assumed exercise of options and warrant to purchase shares of common stock	994,027	1,979,027	1,975,749
	1,017,707	2,002,787	2,000,029

Note 5 –Investments

The Company’s investments as of December 31 consisted of the following:

	2009	2008

Buddy Media, Inc.	$124	$224
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	18	18
Polaroid	2,646	—

Total investments	$2,788	$242

Buddy Media, Inc.
In September 2007 the Company acquired 303,030 shares of convertible Series A Preferred Stock of Buddy Media, Inc. (“Buddy Media”) for a purchase price of $100.  Buddy Media, a private company, is a leading developer of applications for emerging new media platforms such as Facebook, MySpace and other social media sites.  In April 2008 the Company acquired 140,636 shares of convertible Series B Preferred Stock of Buddy Media for a purchase price of $124.  The Series B preferred shares are senior to the Series A preferred shares, but otherwise have substantially equivalent terms and conditions, including voting rights on an as-converted basis with the common stock.  On June 29, 2009 the Company sold its Series A Preferred Stock to an unrelated third party for net proceeds of $121, thereby recognizing a gain of $21.  At all times the Company’s cumulative investment has remained less than 5% of Buddy Media on an as-converted basis.

The Company accounts for its investment under the cost method.

Based on its analysis of Buddy Media’s financial statements and projections as at December 31, 2009, the Company concluded that the investment’s cost is the best available estimate of its fair value.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC
In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20.  The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel.  Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”).  The Fund holds investments in several non-public Internet-based e-commerce businesses.  As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital.  Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments.

The Company accounts for its investment under the equity method.  During 2008, the Company invested an additional $1 in Knight’s Bridge GP, recorded $5 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $8.  During 2009, the Company recorded $6 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $5.  At December 31, 2009, the Company’s investment in Knight’s Bridge GP, net of recorded earnings and cash distributions, was $18.

At each balance sheet date, the Company estimates the fair value of its investment using the best available information as of the evaluation date.  Because Knight’s Bridge GP is a closely-held, non-public entity, this valuation must be based primarily on investee-specific information, which is a Level 3 input as defined by GAAP.  Knight’s Bridge GP’s value is directly linked to the value of the Fund, which is also a non-public entity, whose value is linked to the value of its investments.  The Company will record an other than temporary impairment of its equity investment in Knight’s Bridge GP in the event the Company concludes that such impairment has occurred.  It should be noted that at December 31, 2009 the Company’s investment in Knight’s Bridge GP is not material, and its exposure to potential losses from impairment of the Fund’s investments is limited to approximately $2.

Based on the Company’s analysis of Knight’s Bridge GP’s and the Fund’s financial statements and projections as at December 31, 2009, the Company concluded that there has been no other than temporary impairment in the fair value of its investment, and that its cost is the best estimate of its fair value.

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

•
$2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment.  The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel.  The $2,091 is Counsel’s share of the LP’s investment and was funded by Counsel.  Subsequent to making the investment in the LP, Counsel sold, to C2, the economic benefit of its indirect investment in Polaroid in return for a loan (under a pre-existing loan facility that is discussed in more detail in Note 7 and Note 11) bearing interest at 10% per annum.  C2 is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment.  The economic interest entitles C2 to an 8% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest.  This investment is approximately 3% of Polaroid and approximately 10.8% of the LLC.

The Company accounts for its investment in the LLC under the equity method.  During 2009, the Company recorded $246 as its cumulative share of earnings.  During 2009, subsequent to its initial investment, the Company invested an additional $10 as its share of the management fees referenced above.  During the fourth quarter of 2009, the Company received $232 of cash distributions from Polaroid, which were recorded as a return of invested capital.

At December 31, 2009, the Company estimates that its investment in Polaroid has a fair value of approximately $3,492.

LIMOS.com LLC
In September 2007 the Company acquired 400,000 units of LIMOS.com, LLC (“LIMOS.com”), an established provider of Internet-initiated leads for licensed limousine operators, for a total purchase price of $400.  This represented an approximately 16% ownership interest.  The Company accounted for its investment in LIMOS.com under the equity method, and for the period September 2007 to October 2008 recorded a net loss of $43.  In October 2008, the Company sold its interest in LIMOS.com for net proceeds of $781 and realized a gain of $425, which was reported in Earnings of Equity Investments in our consolidated financial statements.

Note 6 – Composition of Certain Financial Statement Captions

The Company’s note receivable of $653 was issued to a third party in connection with an equipment sale by Counsel RB.  The note bears interest at 6% and is payable by the third party within one year.

The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights and is included in the patent licensing reporting unit.

Accounts payable and accrued liabilities consisted of the following at December 31:

	2009	2008
Regulatory and legal fees	$628	$51
Accounting, auditing and tax consulting	89	95
Patent licensing costs	—	135
Due to Joint Venture partners	522	—
Sales and other taxes	62	62
Remuneration and benefits	91	87
Other	65	42
	$1,457	$472

Note 7 – Debt

At December 31, 2009, the Company’s outstanding debt was $6,190.  Details of the debt are as follows.  At December 31, 2008 the Company had no outstanding debt other than accounts payable and accrued liabilities.

December 31, 2009

Promissory Note	$1,413
Revolving Credit Facility	3,213
4,626
Related party debt	1,564
6,190
Less current portion	6,190
Long-term debt, less current portion	$—

Promissory note
In connection with Counsel RB’s acquisition of assets in June 2009, Counsel RB issued a promissory note with a principal amount of approximately $1.36 million (the “Promissory Note”) to the vendor.  The Promissory Note bears interest at 6% annually, with both principal and interest payable one year from the date of the issuance of the Promissory Note.  Counsel RB may pre-pay the Promissory Note in full at any time, without penalty.  If any payment required under the Promissory Note is not paid when due, or if any default under the Promissory Note occurs, the entire principal amount and accrued but unpaid interest will become immediately due and payable at the option of the holder of the Promissory Note.  The Promissory Note contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At December 31, 2009 the balance of the Promissory Note, including accrued interest, was $1,413.

Revolving credit facility
Also in connection with Counsel RB’s June 2009 asset acquisition, Counsel RB arranged a revolving credit facility (the “Credit Facility”) with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”), in order to finance the acquisition of eligible equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.5%, or 5%, matures one year from the date of closing of the acquisition, and has an initial balance of approximately US $1.4 million.  The maximum borrowing available under the Credit Facility, exclusive of the initial balance, is US $7.5 million, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of the Company’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired.  The Credit Facility contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At December 31, 2009 the balance of the Credit Facility, including accrued interest, was $3,213, and the Company was in compliance with all covenants of the facility.

Related party debt
During 2009, Counsel made net advances of $1,456 to the Company under an existing loan facility (the “Counsel Loan”) that bears interest at 10% and is due on demand.  The primary reason for the advances was to fund the Company’s investment in Polaroid, as discussed in Note 5.  At December 31, 2009 the balance of the Counsel Loan, including accrued interest, was $1,564.

Warrant to purchase common stock
On October 14, 2004, the Company issued an interest-bearing convertible note (the “Note”) with a detachable warrant to a third party lender, in the principal amount of $5,000, due October 14, 2007.  In January 2007, as a result of negotiations between the Company and the third party lender, the lender converted a portion of its note into 10,000 common shares of the Company, and the Company prepaid the remaining Note in full by paying 105% of the amount then due.  The Company incurred a net loss of $293, which was approximately equal to the total of the interest expense and discount amortization that the Company would have incurred by holding the debt to its contractual maturity of October 14, 2007.

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

The Warrant was classified in equity in the Company’s financial statements.  At each financial statement date, the Company assessed whether there were any contingent obligations with respect to the Warrant’s registration payment arrangement.  At every assessment date, the Company’s conclusion was that payments relating to the registration payment arrangement were not probable, and therefore the Company  did not record any liability in connection with such a payment.  The Warrant was never exercised, and it expired on October 13, 2009.

Note 8 – Commitments and Guarantees

At December 31, 2009, C2 has no commitments other than its accounts payable, accrued liabilities and a lease on one of its offices, which expires February 28, 2014.  The annual lease obligations are as shown below:

2010	$74
2011	74
2012	74
2013	74
2014	14

At December 31, 2009, Counsel RB has guaranteed $200 mortgage debt held by a Joint Venture in which it holds an investment.  The mortgage debt is a demand loan that bears interest at 6.5%.

Note 9 – Patent Participation Fee

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

Note 10 – Income Taxes

In 2009 the Company recognized current income tax expense of $96, state income tax expense of $26, and a net deferred income tax expense of $147.  The net deferred income tax expense is primarily due to a decrease in estimate of the tax effect of available tax loss carryforwards expected to be utilized in the 2010 year.  In 2008 the Company recognized a net deferred income tax expense of $125 as a result of a reversal of a deferred income tax recovery of $1,000 recorded in 2007 offset by an additional net deferred income tax recovery of $875 with respect to the tax effect of available tax loss carry forwards expected to be utilized in 2009.  The reported tax benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) from continuing operations before taxes for the following reasons:

	2009	2008	2007

Expected federal statutory tax expenses (benefit)	$(339)	$2,028	$(554)
Increase (reduction) in taxes resulting from:
State income taxes	26	—	—
Current income tax expense	96	—	—
Non-deductible insurance premium	31	51	51
Change in valuation allowance attributable to continuing operations, net	446	(1,966)	(508)
Other	9	12	11
Deferred income tax expense (recovery)	$269	$125	$(1,000)

The net change in the valuation allowance (after adjusting for changes in estimates to uncertain tax positions), including discontinued operations, was an increase of $446, a decrease of $1,961, and a decrease of $668 for the years ended 2009, 2008 and 2007, respectively.

At December 31, 2009, after derecognizing uncertain tax positions as described below, the Company had total net operating loss and net capital loss carryforwards for federal income tax purposes of approximately $87,800 and $34,600 respectively.  The Company believes that it is more likely than not that it will utilize at least approximately $2,144 of these tax losses against estimated future income for tax purposes.  The net operating loss carryforwards expire between 2024 and 2029.  The net capital loss carryforwards expire in 2010 and 2011.

The Company’s utilization of approximately $33,350 of its available net operating loss carryforwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.  These rules, in general, provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have, in aggregate, increased by more than 50 percentage points during the immediately preceding three years.

Restrictions in net operating loss carryforwards occurred in 2001 as a result of the acquisition of the Company by Counsel.  Further restrictions may have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel and disposition of business interests by the Company.  Pursuant to Section 382 of the Internal Revenue Code, the annual usage of the Company’s net operating loss carryforwards was limited to approximately $2,500 per annum until 2008 and $1,700 per annum thereafter. There is no certainty that the application of these “change in ownership” rules may not recur, resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions, reductions in, or expiry of net operating loss and net capital loss carryforwards may occur through future merger, acquisition and/or disposition transactions or failure to continue a significant level of business activities. Any such additional limitations could require the Company to pay income taxes on its future earnings and record an income tax expense to the extent of such liability, despite the existence of such tax loss carryforwards.

The Company is subject to state income tax in multiple jurisdictions. While the Company had net operating loss carryforwards for state income tax purposes in certain states where it previously conducted business, its available state tax loss carryforwards may differ substantially by jurisdiction and, in general, are subject to the same or similar restrictions as to expiry and usage described above. In addition, in certain states the Company’s state tax loss carryforwards which were attributable to the business of WXC Corp. ceased to be available to the Company following the sale of the shares of this company in 2006. It is possible that in the future, the Company may not have tax loss carryforwards available to shield income which is attributable to a particular state from being subject to tax in that particular state.

The components of the deferred tax asset and liability as of December 31 (after derecognizing uncertain tax positions) are as follows:

	2009	2008	2007

Net operating loss carry forwards	$29,859	$28,420	$29,968
Net capital loss carry forwards	11,788	11,691	11,835
Acquired in-process research and development and intangible assets	653	972	1,343
Stock-based compensation	118	105	88
Start-up costs	35	—	—
Accrued liabilities	7	7	7
Reserve for accounts receivable	2	2	2
Other	363	17	57
Valuation allowance	(42,096)	(40,339)	(42,300)
Total deferred tax assets	729	875	1,000
Deferred tax liabilities	—	—	—
Net deferred tax assets	$729	$875	$1,000

The Company has claimed a valuation allowance at the end of the year sufficient to reduce its net deferred tax asset to $729, the amount considered more likely than not to be utilized.  The Company had net deferred tax assets of $875 and $1,000 as of December 31, 2008 and 2007, respectively, computed on the same basis.

Uncertain Tax Positions

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  Upon adoption of this principle, effective January 1, 2007, the Company derecognized certain tax positions that, upon examination, more likely than not would not have been sustained as a recognized tax benefit.  However, to date the adoption has had no material effect on the Company’s financial position, operations or cash flow.  As a result of derecognizing uncertain tax positions, the Company recorded a reduction in its deferred tax assets of approximately $13,100, attributable to unrecognized tax benefits of $24,000 associated with prior years’ tax losses, which are not expected to be available primarily due to change of control usage restrictions, and a reduction in the rate of the tax benefit associated with all of its tax attributes.

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance.  Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow.  As of December 31, 2009, the unrecognized tax benefit has been determined to be $12,059, a decrease of $1,079 from the assessment as of December 31, 2008.  The decrease primarily reflects an adjustment of the Company’s assessment of historical loss carryforwards that meet the “more likely than not” threshold for usage in the future  The following table summarizes the activity related to gross unrecognized tax benefits of the Company from January 1, 2009 to December 31, 2009:

Beginning unrecognized tax benefit	13,138
Increase (decrease) related to prior year positions	(1,079)
Increase (decrease) related to current year positions	—
Ending unrecognized tax benefit	$12,059

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

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Because the Company has tax loss carryforwards in excess of the unrecognized tax benefits, the Company did not accrue for interest and penalties related to unrecognized tax benefits either upon the initial derecognition of uncertain tax positions or in the current period.

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

The Company has a history of incurring annual tax losses since 1991.  All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year.  In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carryforwards against income for tax purposes in the later year.  The Company applied historic tax loss carryforwards to offset debt forgiveness in 2006 and income for tax purposes in 2008, respectively.  The 2005 through 2009 taxation years remain open for audit.

Note 11 – Related Party Transactions

Transactions with Counsel
At December 31, 2009 the Company was indebted to Counsel in the amount of $1,564, as compared to $0 at December 31, 2008.  The debt is secured by a collateralized promissory note and loan agreement (the “Counsel Loan”).  The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced.  The Counsel Loan has been amended several times, most recently during the second quarter of 2009 when it was converted into a demand loan.  The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

Counsel Management Services
Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by several Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  For the year ended December 31, 2009, the cost was $360.  For the years ended December 31, 2008 and 2007, the cost was $360 and $225, respectively.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  The Company expects that Counsel will continue to provide these services in 2010 on the same cost basis.

Note 12 – Legal Proceedings

ShareholderLitigation
At our Adjourned Meeting of Stockholders held on December 30, 2003, our stockholders, among other things, approved an amendment to our Articles of Incorporation, deleting Article VI thereof (regarding liquidations, reorganizations, mergers and the like).  Stockholders who were entitled to vote at the meeting and advised us in writing, prior to the vote on the amendment, that they dissented and intended to demand payment for their shares if the amendment was effectuated, were entitled to exercise their appraisal rights and obtain payment in cash for their shares under Sections 607.1301 – 607.1333 of the Florida Business Corporation Act (the “Florida Act”), provided their shares were not voted in favor of the amendment.  In January 2004, we sent appraisal notices in compliance with Florida corporate statutes to all stockholders who had advised us of their intention to exercise their appraisal rights.  The appraisal notices included our estimate of fair value of our shares, at $4.00 per share on a post-split basis.  Approximately 33 stockholders holding approximately 74,000 shares of our stock returned completed appraisal notices indicating that they did not accept our offer.  Because we did not agree with the estimates submitted by the dissenting stockholders, we sought a judicial determination of the fair value of their common stock.  On June 24, 2004, we filed suit against the dissenting stockholders seeking a declaratory judgment, appraisal and other relief in Florida.  On February 4, 2005, the declaratory judgment action was stayed pending the resolution of direct and derivative lawsuits filed in California.  This decision was made by the judge in the Florida declaratory judgment action due to the similar nature of certain allegations brought by the defendants in the declaratory judgment matter and the California lawsuits.  As a result of the June 2008 settlement of the derivative and securities lawsuits in California, the stay of the Florida declaratory judgment action was lifted.  In the first quarter of 2009, the Company completed an agreement with the holders of 27,221 of the 27,536 shares (including common share equivalents) held by the remaining dissenting stockholders, whereby the stockholders agreed to accept $4.60 per share in full payment for their respective shares, for cancellation by the Company, and a release of any other claims that they may have against the Company and Counsel.  In the third quarter of 2009, the Company completed a similar agreement with the remaining dissenting stockholders, who agreed to accept $5.00 per share under the same terms and conditions as described above, as well as the payment of $1 of legal expenses that they had incurred.

Intellectual Property Enforcement Litigation
On August 27, 2009 the Company’s wholly-owned subsidiary, C2 Communications Technologies Inc., filed a patent infringement lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc.  The complaint was filed in the United States District Court for the Eastern District of Oklahoma and alleges that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373.  The complaint seeks an injunction, monetary damages and costs.  In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation, and Telephone and Data Systems, Inc., was dismissed without prejudice.  Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas.  A trial date has not been set.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 13 – Class N Preferred Stock

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

During 2009, none of the Company’s Class N preferred stock was converted into common stock.  During 2008, thirteen shares of preferred stock were converted into 520 shares of common stock.

At December 31, 2009 and 2008, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 14 – Stock-Based Compensation

Stock- Based Compensation Plans
At December 31, 2009, the Company had five stock-based compensation plans, which are described below.

1995 Director Stock Option and Appreciation Rights Plan
The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director.  Each option is immediately exercisable for a period of ten years from the date of grant.  The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan.  As of December 31, 2009 and 2008, there were no options outstanding under the 1995 Director Plan.

1995 Employee Stock Option and Appreciation Rights Plan
The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the grant of incentive stock options, non-qualified stock options, and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  Directors of the Company are not eligible to participate in the 1995 Employee Plan.  The 1995 Employee Plan provides for the grant of stock options, which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as for the grant of non-qualified options to be issued to officers, employees and consultants.  In addition, SARs may be granted in conjunction with the grant of incentive and non-qualified options.  To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion.  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee.  The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan.  As of December 31, 2009 and 2008, there were no options outstanding under the 1995 Employee Plan.

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

As of December 31, 2009, there were options to purchase 236,111 shares (2008 – 237,361 shares) of the Company’s common stock outstanding under the 1997 Plan.  56,250 of these options, with an exercise price of $0.66 per share, were unvested at December 31, 2009 (2008 – 112,500).  They will vest in 2010.  168,750 options with an exercise price of $0.66 per share were vested at December 31, 2009 (2008 – 112,500).  11,111 options with exercise prices of $1.40 to $111.26 per share were vested at December 31, 2009 (2008 – 12,361 options with exercise prices of $1.40 to $111.26 per share).  The options with an exercise price of $0.66 must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company.  The remaining options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company.  The Company has not awarded any SARs under the 1997 Plan.  During 2009, no options to purchase shares of common stock were issued, and 1,250 options expired.  During 2008, no options to purchase shares of common stock were issued, and 1,250 options expired.  There were no exercises during 2009 or 2008.

2000 Employee Stock Purchase Plan
The 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides for the purchase of common stock, in the aggregate, up to 125,000 shares.  The purpose of the Stock Purchase Plan is to provide incentives for all eligible employees of C2 (or any of its subsidiaries), who have been employees for at least three months, to participate in stock ownership of C2 by acquiring or increasing their proprietary interest in C2.  The Stock Purchase Plan is designed to encourage employees to remain in the employ of C2.  It is the intention of C2 to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended.  This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages.  The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company’s stock on the first or last day of each quarter.  This plan was effective beginning the third quarter of 2000.  The Company issued 1,726 shares to employees based upon payroll withholdings during 2001.  There have been no issuances since 2001.

2003 Stock Option and Appreciation Rights Plan
In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted.  As of December 31, 2009, there were options to purchase 678,250 shares (2008 - 638,250 shares) of the Company’s common stock outstanding under the 2003 Plan.  The outstanding options vest over four years at exercise prices ranging from $0.15 to $3.00 per share.  During 2009, 40,000 options (2008 – 40,000 options) were granted.  During 2009 and 2008 no options to purchase shares of common stock were forfeited or expired.  There were no options exercised during 2009 and 2008, and no SARs have been issued under the 2003 Plan.

Other options
During 1997 and 2001, the Company issued options to purchase 60,500 shares of common stock (10,500 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $97.50 to $168.75 (repriced to $78.00 on December 13, 1998), which was based on the closing price of the stock at the grant date.  During 2009 and 2008, there were no exercises, expiries or forfeitures.  The remaining options must be exercised within ten years of the grant date.  As of December 31, 2009 and 2008 there remained 833 options outstanding.

During 1998, the Company issued non-qualified options to purchase 46,750 shares of common stock to certain executive employees at exercise prices ranging from $51.26 to $62.50, which price was based on the closing price of the stock at the grant date.  The options must be exercised within ten years of the grant date.  During 2009, 5,000 options expired (2008 – 35,472 options), and none were exercised or forfeited.  As of December 31, 2009 no options remained outstanding (2008 – 5,000).

During 1999, the Company issued non-qualified options to purchase 32,750 shares of common stock to certain executive employees at exercise prices ranging from $50.00 to $71.26, which price was based on the closing price of the stock at the grant date. The options must be exercised within ten years of the grant date.  During 2009, 18,750 options expired (2008 – no options).  No options expired, were exercised or forfeited during 2008.  As of December 31, 2009 no options remained outstanding (2008 – 18,750).

During 1999, the Company issued non-qualified options to purchase 10,000 shares of common stock to a consultant at an exercise price of $60.00, which was based on the closing price of the stock at the grant date.  The fair value of the options issued was recorded as deferred compensation of $300, which was amortized over the expected period the services were to be provided.  No options expired, were exercised or forfeited during 2009 or 2008.  The options expire in 2010.  As of December 31, 2009 and 2008 there remained 10,000 options outstanding.

During 2000, the Company issued non-qualified options to purchase 129,250 shares of common stock to certain executive employees at exercise prices ranging from $55.00 to $127.50, which price was based on the closing price of the stock at the grant date.  The options must be exercised within ten years of the grant date.  No options expired, were exercised or forfeited during 2009 or 2008.  As of December 31, 2009 and 2008, there remained 68,833 options outstanding.

Stock-Based Compensation Expense
Total compensation cost related to stock options in 2009, 2008 and 2007 was $71, $85 and $166, respectively.  No tax benefit from stock-based compensation was recognized in these years, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during the same periods.  Option holders are not entitled to receive dividends or dividend equivalents.

During 2009, 2008 and 2007, the only options granted were 10,000 per year to each the Company’s independent directors, in accordance with the terms of the 2003 Stock Option and Appreciation Rights Plan. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Risk-free interest rate	1.37%	1.80%	4.51%
Expected life (years)	4.75	4.75	4.75
Expected volatility	228.9%	198.4%	79.1%
Expected dividend yield	Zero	Zero	Zero
Expected forfeitures	Zero	Zero	Zero

The risk-free interest rates are those for U.S. Treasury constant maturities, for terms matching the expected term of the option.  The expected life of the options is calculated according to the simplified method for estimating the expected term of the options, based on the vesting period and contractual term of each option grant, which are the same for all grants.  For 2007, expected volatility was based on the Company’s historical volatility in conjunction with peer group volatility and relevant stock-price indices.  For 2008 and 2009, expected volatility was based on the Company’s historical volatility and peer group volatility.  As the Company’s stock is closely held and thinly traded, the Company believes that incorporating peer group information provides a better measure of expected volatility than the Company’s stock price alone.  The Company has never paid a dividend on its common stock and therefore the expected dividend yield is zero.

The following summarizes the changes in common stock options for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	979,027	$7.73	975,749	$9.88	1,096,326	$19.51
Granted	40,000	$0.15	40,000	$0.90	30,000	$0.70
Exercised	—	$—	—	$—	—	$—
Expired	(25,000)	$63.44	(36,722)	$57.53	(150,577)	$78.00
Forfeited	—	$—	—	$—	—	$—
Outstanding at end of year	994,027	$6.02	979,027	$7.73	975,749	$9.88

Options exercisable at year end	795,277	$7.35	681,527	$10.75	549,936	$16.89

Weighted-average fair value of options granted during the year		$0.15		$0.87		$0.46

As of December 31, 2009, the total unrecognized stock-based compensation expense related to unvested stock options was $62, which is expected to be recognized over a weighted-average period of eight months.

At December 31, 2009, the Company’s closing stock price was $0.15.  All of the outstanding options had exercise prices greater than or equal to $0.15.

The following summarizes the changes in unvested common stock options for the years ending December 31, 2009, 2008 and 2007:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	297,500	$0.54
Granted	40,000	$0.15
Vested	(138,750)	$0.52
Expired	—	$—
Unvested at December 31, 2009	198,750	$0.48

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	425,813	$0.51
Granted	40,000	$0.87
Vested	(168,313)	$0.54
Expired	—	$—
Unvested at December 31, 2008	297,500	$0.54

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	596,625	$0.63
Granted	30,000	$0.46
Vested	(198,312)	$1.28
Expired	(2,500)	$—
Unvested at December 31, 2007	425,813	$0.51

The total fair value of options vesting during the years ending December 31, 2009, 2008 and 2007 was $72, $91 and $171, respectively.  The unvested options have no associated performance conditions.  Therefore, the Company expects that, barring the departure of individual directors or employees, all of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2009:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.15 to $ 1.39	750,000	3.28	$0.83	551,250	2.87	$0.88
$ 1.40 to $ 3.00	159,448	0.67	$2.94	159,448	0.67	$2.94
$ 6.88 to $ 15.62	2,965	1.02	$14.99	2,965	1.02	$14.99
$48.76 to $ 71.26	78,083	0.02	$57.09	78,083	0.02	$57.09
$78.00 to $127.50	3,531	0.56	$111.46	3,531	0.56	$111.46
	994,027	2.59	$6.02	795,277	2.13	$7.35

Note 15 – Segment Reporting

Following the disposition of its Telecommunications segment in the third quarter of 2005, the Company operated in a single business segment, Patent Licensing.  With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company has diversified into a second segment, Asset Liquidation.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  The table below presents information about the segments of the Company as of and for the year ended December 31, 2009:

	For the Year Ended December 31, 2009 Reportable Segments
	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$—	$5,991	$5,991
Earnings from equity accounted asset liquidation investments	—	64	64
Other income (expense)	—	(109)	(109)
Interest expense	—	217	217
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	(62)	318	256
Investment in equity accounted asset liquidation investees	—	3,943	3,943
Segment assets	201	7,842	8,043

	For the Year Ended December 31, 2008 Reportable Segments
	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$17,625	$—	$17,625
Earnings from equity accounted asset liquidation investments	—	—	—
Other income (expense)	—	—	—
Interest expense	—	—	—
Depreciation and amortization	20	—	20
Segment income (loss) from continuing operations	6,797	—	6,797
Investment in equity accounted asset liquidation investees	—	—	—
Segment assets	173	—	173

	For the Year Ended December 31, 2007 Reportable Segments
	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$—	$—	$—
Earnings from equity accounted asset liquidation investments	—	—	—
Other income (expense)	—	—	—
Interest expense	—	—	—
Depreciation and amortization	20	—	20
Segment income (loss) from continuing operations	(201)	—	(201)
Investment in equity accounted asset liquidation investees	—	—	—
Segment assets	193	—	193

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Total other income (loss) for reportable segments	$(109)	$—	$—
Unallocated other income and earnings from equity investments from corporate accounts	273	404	(207)
	$164	$404	$(207)

Total interest expense for reportable segments	$217	$—	$—
Unallocated interest expense from third party debt	—	—	12
Unallocated interest expense from related party debt	108	43	184
	$325	$43	$196

Total depreciation and amortization for reportable segments	$—	$20	$20
Other unallocated depreciation from corporate assets	—	—	—
	$—	$20	$20

Total segment income (loss)	$256	$6,797	$(201)
Other income (loss)	273	404	(207)
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(1,459)	(1,237)	(1,231)
Income tax expense (recovery)	269	125	(1,000)
Net income (loss) from continuing operations	$(1,199)	$5,839	$(639)

Segment assets	$8,043	$173	$193
Intangible assets not allocated to segments	—	—	—
Other assets not allocated to segments(1)	3,584	5,270	1,603
	$11,627	$5,443	$1,796

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 16 – Subsequent Events

The Company has evaluated its operations during the period subsequent to December 31, 2009.  There have been no material events requiring disclosure in this Report.

Note 17 – Summarized Quarterly Data (unaudited)

Restatement of Interim 2009 Financial Results
The Company’s consolidated financial statements have been restated for the three and six months ending June 30, 2009, and the three and nine months ending September 30, 2009, to include two corrections in the application of US GAAP.  These were (i) the recognition of patent licensing revenue in the three months ended June 30, 2009, and (ii) the proportionate consolidation of the Company’s interests in certain Joint Ventures (as defined in Note 2).

Patent Licensing Revenue Recognition
In June 2009, the Company entered into a patent licensing agreement with an independent third party in Korea.  In connection with this agreement, the Company recognized the initial revenue and associated costs in the quarter ended June 30, 2009.  In the quarter ended September 30, 2009 C2’s management determined that the collectability of the revenue was doubtful, and recorded an allowance for doubtful accounts for the full amount of the revenue, net of the associated costs.  Although C2 and the third party had negotiated the license price and terms, and persuasive evidence of an arrangement existed in the form of a signed contract, which constituted delivery of the license, collectability of the associated revenue was not sufficiently assured.

As a consequence, patent licensing revenue was overstated by $950 for the quarter and six months ended June 30, 2009 and the nine months ended September 30, 2009.  In addition, net income and earnings per share were overstated for the quarter ended June 30, 2009 by $365 and $0.02, respectively, and understated by the same amounts for the quarter ended September 30, 2009.  There was no net impact on net earnings (loss) and earnings (loss) per share for the nine months ended September 30, 2009.  The summarized quarterly data below includes the effects of this restatement.

Asset Liquidation Investments
In March 2010, during the Company’s audit of the consolidated financial statements for the year ended December 31, 2009, C2’s management determined that the Company had made an error in its reporting of its investments in Joint Ventures, and the associated revenue and costs, in the quarters ended June 30 and September 30, 2009.

Counsel RB’s asset liquidation transactions are generally conducted through two different formats as described below.  GAAP requires that they be reported separately in the consolidated financial statements as follows:

(1) Revenue from transactions that Counsel RB conducts directly is reported as Asset Liquidation revenue, and the associated direct costs are reported as Asset Liquidation costs.  At the balance sheet date, any unsold assets are reported as Inventory, any outstanding accounts receivable are included in the Company’s Accounts Receivable, and any associated liabilities are included in the Company’s Accrued Liabilities.  Although all inventory is expected to be sold in less than one year, real estate inventory is not recorded as a current asset.

(2) Transactions that involve Counsel RB’s investment in Joint Ventures require that they be accounted for using the equity method of accounting wherein Counsel RB’s proportionate share of the net income (loss) be reported as Earnings (Loss) of Equity Accounted Asset Liquidation Investments.  Although all of Counsel RB’s investments in Joint Ventures are expected to be sold in less than one year, they are reported on the balance sheet as non-current Asset Liquidation Investments.

In the quarters ended June 30 and September 30, 2009, the Company recorded its proportionate share of the revenue and costs associated with its investments in Joint Ventures as Asset Liquidation Revenue and Asset Liquidation Costs.  At June 30 and September 30, 2009, the Company recorded its proportionate share of the Joint Ventures as allocations to accounts receivable, inventory, other current assets, accounts payable and accrued liabilities, and debt payable to third parties.  All inventory was recorded as a current asset.  As a consequence, asset liquidation revenue was overstated by $3,067 and $79 for the quarters ended June 30 and September 30, 2009, respectively.  There was no impact on net earnings (loss) and earnings (loss) per share for either of these quarters.  The summarized quarterly data below includes the effects of this restatement.

Following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008.

		March 31		June 30 (2009 restated)		September 30 (2009 restated)	December 31
Net sales	2009		$—		$35	$1,869		$4,087
	2008		$6,225		$1,900	$9,500		$—

Gross profit	2009		$(1)		$426	$1,012		$451
	2008		$3,041		$592	$3,403		$(140)

Operating income (loss)	2009		$(388)		$(282)	$419		$(518)
	2008		$2,760		$307	$3,086		$(550)

Net income (loss) from continuing operations	2009		$(379)		$(259)	$308		$(869)
	2008		$1,795		$311	$4,015		$(282)

Net income (loss)	2009		$(342)		$(253)	$244		$(913)
	2008		$1,795		$305	$4,012		$(285)

Basic and diluted income (loss) from continuing operations per common share	2009		$(0.02)		$(0.01)	$0.01		$(0.04)
	2008		$0.08		$0.01	$0.18		$(0.01)

Basic and diluted income from continuing operations per preferred share	2009	$	N/A	$	N/A	$0.54	$	N/A
	2008		$3.11		$0.54	$7.05	$	N/A

Basic and diluted income (loss) per common share	2009		$(0.02)		$(0.01)	$0.01		$(0.04)
	2008		$0.08		$0.01	$0.18		$(0.01)

Basic and diluted income per preferred share	2009	$	N/A	$	N/A	$0.43	$	N/A
	2008		$3.11		$0.54	$7.05	$	N/A

Following is a summary of selected balance sheet information for the years ended December 31, 2009 and 2008.

		March 31	June 30 (2009 restated)	September 30 (2009 restated)	December 31
Current assets	2009	$4,491	$3,193	$4,682	$3,327
	2008	$805	$1,013	$6,109	$5,028

Total assets	2009	$4,906	$9,411	$10,515	$11,627
	2008	$1,511	$1,842	$7,447	$5,443

Current liabilities	2009	$438	$4,923	$5,703	$7,673
	2008	$634	$636	$2,211	$472

Total liabilities	2009	$438	$4,923	$5,703	$7,673
	2008	$634	$636	$2,211	$472

Total shareholders’ equity	2009	$4,468	$4,488	$4,812	$3,954
	2008	$877	$1,206	$5,236	$4,971

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2007	$6	$—	$—	$—	$6
December 31, 2008	$6	$—	$—	$—	$6
December 31, 2009	$6	$—	$—	$—	$6

(a)	Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

S-1