Form 10-Q
period 2010-03-31
C2 Global Technologies Inc
filed 2010-05-10
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010, there were 22,718,074 shares of common stock, $0.01 par value, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.
C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands of US dollars, except share and per share amounts)	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash	$340	$93
Accounts receivable (net of $0 allowance for doubtful accounts)	176	1,000
Note receivable	663	653
Deposits	25	300
Inventory – equipment	522	442
Other current assets	57	110
Deferred income tax assets	664	729
Total current assets	2,447	3,327
Other assets:
Inventory – real estate	1,396	1,396
Asset liquidation investments	6,312	3,943
Investments	2,636	2,788
Goodwill	173	173
Total assets	$12,964	$11,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,504	$1,457
Income taxes payable	23	26
Debt payable to third parties	5,725	4,626
Debt payable to a related party	1,361	1,564
Total liabilities	8,613	7,673

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at March 31, 2010 and December 31, 2009, liquidation preference of $592 at March 31, 2010 and December 31, 2009	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 22,718,074 shares at March 31, 2010 and December 31, 2009	227	227
Additional paid-in capital	274,724	274,706
Accumulated deficit	(271,064)	(271,287)
Stockholders’ equity before non-controlling interest	3,893	3,652
Non-controlling interest in subsidiary	458	302
Total stockholders’ equity	4,351	3,954
Total liabilities and stockholders’ equity	$12,964	$11,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	Three months ended
(In thousands of US dollars, except share and per share amounts)	March 31,
	2010	2009
Revenue:
Asset liquidation	$2,233		—
	2,233		—

Operating costs and expenses:
Asset liquidation	1,538		—
Patent licensing	7		1
Selling, general and administrative	626		387
Total operating costs and expenses	2,171		388
	62		(388)
Earnings of equity accounted asset liquidation investments	437		—
Operating income (loss)	499		(388)
Other income (expense):
Other income (expenses)	(1)		1
Interest expense – third party	(101)		—
Interest expense – related party	(29)		—
Total other income (expenses)	(131)		1
Income (loss) from continuing operations before the undernoted	368		(387)

Income tax expense (recovery)	67		(7)
Earnings of equity accounted investments (net of $0 tax)	78		1
Net income (loss) and comprehensive income (loss)	379		(379)
Net (income) loss and comprehensive (income) loss attributable to non-controlling interest	(156)		37
Net income (loss) and comprehensive income (loss) attributable to controlling interest	$223		$(342)

Weighted average common shares outstanding (in thousands)	22,718		22,739
Weighted average preferred shares outstanding (in thousands)	1		1

Earnings (loss) per share – basic and diluted:

Earnings (loss) before (income) loss attributable to non-controlling interest
Common shares	$0.02		$(0.02)
Preferred shares	$0.67	$	N/A

Earnings (loss) attributable to controlling interest
Common shares	$0.01		$(0.02)
Preferred shares	$0.39	$	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended March 31, 2010

(in thousands of US dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated Equity	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$—	$(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—	—
Cancellation of common stock	—	—	(350,000)	(4)	4	—	—	—
Compensation cost related to stock options	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	5,827	—	5,827
Balance at December 31, 2008	594	6	22,745,530	227	274,761	(270,023)	—	4,971
Capital contribution	—	—	—	—	—	—	237	237
Purchase and cancellation of preferred and common stock	(2)	—	(27,456)	—	(126)	—	—	(126)
Compensation cost related to stock options	—	—	—	—	71	—	—	71
Net income (loss)	—	—	—	—	—	(1,264)	65	(1,199)
Balance at December 31, 2009	592	6	22,718,074	227	274,706	(271,287)	302	3,954
Compensation cost related to stock options	—	—	—	—	18	—	—	18
Net income	—	—	—	—	—	223	156	379
Balance at March 31, 2010	592	$6	22,718,074	$227	$274,724	$(271,064)	$458	$4,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands of US dollars)	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$379	$(379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	17	—
Amortization of financing costs on debt payable to third party	48	—
Accrued interest added to principal of related party debt	29	—
Stock-based compensation expense	18	18
Earnings of equity accounted investments	(78)	(1)

Changes in operating assets and liabilities:
Decrease in accounts receivable	824	—
Increase in note receivable	(10)	—
Decrease in deposits	275	—
Increase in inventory	(80)	—
Increase in asset liquidation investments	(2,369)	—
Decrease (increase) in other assets	5	(15)
Decrease (increase) in deferred income tax assets	65	(99)
Increase (decrease) in accounts payable and accrued liabilities	47	(34)
Decrease in income taxes payable	(3)	—
Net cash used in operating activities	(833)	(510)

Cash flows from investing activities:
Investment in significantly influenced company	(11)	—
Cash distributions from significantly influenced companies	241	1
Net cash provided by investing activities	230	1

Cash flows from financing activities:
Proceeds from issuance of debt payable to third parties	5,228	—
Proceeds from issuance of note payable to a related party	917	—
Purchase and cancellation of common shares	—	(125)
Repayment of debt payable to a third party	(4,146)	—
Repayment of note payable to a related party	(1,149)	—
Non-controlling interest	—	(17)
Net cash provided by (used in) financing activities	850	(142)
Increase (decrease) in cash	247	(651)
Cash at beginning of period	93	4,076
Cash at end of period	$340	$3,425

Supplemental cash flow information:
Taxes paid	7	92
Interest paid	34	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of C2 Global Technologies Inc. together with its subsidiaries, including C2 Communications Technologies Inc., C2 Investments Inc. and Counsel RB Capital LLC.  These entities, on a combined basis, are referred to as “C2”, the “Company”, “we” or “our” in these financial statements.  Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as outlined in the FASB Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In our opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2010.

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

Significant estimates include the assessment of collectability of revenue recognized, accounts receivable valuation, inventory valuation, investment valuation, valuation of goodwill and intangibles, valuation of deferred income tax assets, liabilities, and stock-based compensation.  These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Recent Accounting Pronouncements

In June 2009, the FASB updated “Consolidation – Consolidation of Variable Interest Entities” (“Consolidation”).  The update amends the consolidation guidance that applies to variable interest entities (“VIEs”), and will significantly affect an entity’s overall consolidation analysis.  The amendments to the consolidation guidance affect all entities currently within the scope of Consolidation as well as qualifying special-purpose entities that are outside of its scope.  An enterprise will need to reconsider its previous conclusions regarding the entities that it consolidates, as the update involves a shift to a more qualitative approach that identifies which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb its losses or the right to receive benefits from it, as compared to the existing quantitative-based risks and rewards calculation.  The update also requires ongoing assessment of whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures.  The updated guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009, with early adoption prohibited.  The Company adopted the new guidance on January 1, 2010, which had no impact on its financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends the existing guidance to add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  As well, it amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets.  With one exception, ASU 2010-06 is effective for reporting periods, including interim periods, beginning after December 15, 2009.  The exception is that the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis is effective for fiscal years beginning after December 15, 2010.  Early adoption is permitted.  The Company adopted ASU 2010-06 on January 1, 2010, which did not significantly impact its financial statements.

Future accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (“ASU 2009-13”).  ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable revenue arrangements, and establishes a hierarchy of selling prices to determine the selling price of each specific deliverable.  As part of this, ASU 2009-13 eliminates the residual method for allocating revenue among the elements of an arrangement and requires that consideration be allocated at the inception of an arrangement.  As well, it expands disclosure requirements.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and therefore will be adopted by the Company on January 1, 2011.  At March 31, 2010, the Company has no revenue generating activities that would be impacted by the adoption of ASU 2009-13.

The FASB, the EITF and the SEC have issued other accounting pronouncements and regulations during 2009 and 2010 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Note 3 – Stock-based Compensation

At March 31, 2010 the Company had five stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements contained in the Company’s most recently filed Annual Report on Form 10-K.

The Company’s total compensation cost related to stock options was $18 for both the three months ended March 31, 2010 and the three months ended March 31, 2009.  The fair value compensation costs of unvested stock options in the first three months of 2010 and 2009 were determined using the Black-Scholes Option Pricing Model for grant dates between 2006 and 2010.  Historical inputs to the model for this period included expected volatility between 79% and 258%, risk-free interest rates between 1.37% and 5.07%, expected life of 4.75 years, and an expected dividend yield of zero.  The Company’s estimated forfeiture rate of its stock options is nil.

No tax benefit from stock-based compensation was recognized in the first three months of either 2010 or 2009, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during either period.

On March 31, 2010, 40,000 options, having an exercise price and fair value of $0.08, were granted to the Company’s independent directors in accordance with their compensation plan, which includes a grant of 10,000 options annually to each independent director on March 31 or the next business day.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 258%, a risk-free interest rate of 1.4%, an expected term of 4.75 years, and an expected dividend yield of zero.  These were the only options granted during the first three months of 2010.  A similar grant of 40,000 options was made during the first three months of 2009.

The following summarizes the changes in common stock options for the three months ended March 31, 2010 and 2009, respectively:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	994,027	$6.02
Granted	40,000	$0.08
Expired	(79,833)	$58.63
Outstanding at March 31, 2010	954,194	$1.37

Options exercisable at March 31, 2010	735,444	$1.60

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	979,027	$7.73
Granted	40,000	$0.15
Expired	(15,000)	$58.23
Outstanding at March 31, 2009	1,004,027	$6.67

Options exercisable at March 31, 2009	676,527	$9.55

Note 4 – Earning (Loss) Per Share

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

Options and warrants are included in the calculation of diluted earnings per share, since the instruments are assumed to be exercised or converted, except when their effect would be anti-dilutive.  For the three months ended March 31, 2010 and 2009, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS equals basic EPS.

Potential common shares that were not included in the computation of earnings (loss) per share because they would have been anti-dilutive are as follows:

	March 31,
	2010	2009

Assumed exercise of options and warrant to purchase shares of common stock	954,194	2,004,027

Note 5 – Composition of Certain Financial Statements Captions

The Company’s note receivable of $663 is composed of $650 principal and $13 accrued interest at March 31, 2010.  It was issued to a third party in connection with an equipment sale by Counsel RB.  The note bears interest at 6% and is payable by the third party by May 30, 2010.

The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Accounts payable and accrued liabilities consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Regulatory and legal fees	$614	$628
Accounting, auditing and tax consulting	121	89
Patent licensing costs	2	—
Due to joint venture partners	436	522
Sales and other taxes	79	62
Remuneration and benefits	190	91
Other	62	65

Total accounts payable and accrued liabilities	$1,504	$1,457

Note 6 – Investments

The Company’s investments as at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Buddy Media, Inc.	$124	$124
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	20	18
Polaroid	2,492	2,646

Total investments	$2,636	$2,788

Buddy Media, Inc.

The Company accounts for its investment under the cost method.  Based on its analysis of Buddy Media’s financial statements and projections as at March 31, 2010, the Company concluded that the investment’s cost is the best available estimate of its fair value.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC

The Company accounts for its investment under the equity method.  During 2009, the Company recorded $6 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $5.  During the first quarter of 2010, the Company recorded $2 as its share of Knight’s Bridge GP’s earnings.  Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at March 31, 2010, the Company concluded that there has been no other than temporary impairment in the fair value of its investment, and that its cost is the best estimate of its fair value.

Polaroid

Effective May 5, 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  The investment was made as part of a joint venture investor group (the “JV Group”) that includes both related parties and non-related parties.  The JV Group formed two operating companies (collectively, “Polaroid”) to hold the acquired intellectual property (PLR IP Holdings, LLC) and inventory (PLR Acquisition LLC).  The Company, the related parties and two of the unrelated parties formed KPL, LLC (“KPL” or the “LLC”) to pool their individual investments in Polaroid.  The pooled investments totalled approximately $19 million of the aggregate purchase price of approximately $55 million.  KPL is managed by a related party, Knight’s Bridge Capital Partners Management, L.P. (the “Management LP”), who acts as the General Partner of the LLC.

C2’s initial investment in the LLC had two components:

•
$530 of Class D units.  These units are subject to a 2% annual management fee, payable to the General Partner.  The units have a 10% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.  This investment is approximately 1% of Polaroid and approximately 3% of the LLC.  Following cash distributions of $46 in the fourth quarter of 2009 and $47 in the first quarter of 2010, the initial investment has been reduced to $437.

•
$2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment.  The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel.  The $2,091 was Counsel’s share of the LP’s investment and was funded by Counsel.  Subsequent to making the investment in the LP, Counsel sold, to C2, the economic benefit of its indirect investment in Polaroid in return for a loan (under a pre-existing loan facility that is discussed in more detail in Note 7 and Note 10) bearing interest at 10% per annum.  C2 is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment.  The economic interest entitles C2 to an 8% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest.  This investment is approximately 3% of Polaroid and approximately 11% of the LLC.  Following additional investments of $21, and cash distributions of $186 in the fourth quarter of 2009 and $194 in the first quarter of 2010, the initial investment has been reduced to $1,732.

The Company accounts for its investment in the LLC under the equity method.  During 2009, the Company recorded $246 as its cumulative share of earnings.  During the first quarter of 2010, the Company recorded $76 as its share of earnings.  During 2009, subsequent to its initial investment, the Company invested an additional $10 as its share of the management fees referenced above, and an additional $11 in the first quarter of 2010.

At March 31, 2010, the Company estimates that its investment in Polaroid has a fair value of approximately $3,600.

Note 7 – Debt

At March 31, 2010 and December 31, 2009 the Company’s outstanding debt was $7,086 and $6,190, respectively.  Details of the debt are as follows.

	March 31, 2010	December 31, 2009

Promissory note	$1,433	$1,413
Revolving credit facility	4,292	3,213
	5,725	4,626
Debt payable to a related party	1,361	1,564
	7,086	6,190
Less current portion	7,086	6,190
Long-term debt	$—	$—

Promissory note

In connection with Counsel RB’s acquisition of assets in June 2009, Counsel RB issued a promissory note with a principal amount of approximately $1.36 million (the “Promissory Note”) to the vendor.  The Promissory Note bears interest at 6% annually, with both principal and interest payable one year from the date of the issuance of the Promissory Note.  Counsel RB may pre-pay the Promissory Note in full at any time, without penalty.  If any payment required under the Promissory Note is not paid when due, or if any default under the Promissory Note occurs, the entire principal amount and accrued but unpaid interest will become immediately due and payable at the option of the holder of the Promissory Note.  The Promissory Note contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At March 31, 2010 and December 31, 2009 the balance of the Promissory Note, including accrued interest, was $1,433 and $1,413, respectively.

Revolving credit facility

Also in connection with Counsel RB’s June 2009 asset acquisition, Counsel RB arranged a revolving credit facility (the “Credit Facility”) with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”), in order to finance the acquisition of eligible equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.5%, or 5% and had an initial balance of approximately US $1.4 million.  The maximum borrowing available under the Credit Facility is US $7.5 million, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired.  The Credit Facility contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At March 31, 2010 and December 31, 2009 the balance of the Credit Facility, including accrued interest, was $4,292 and $3,213, respectively, and the Company was in compliance with all covenants of the facility.

Debt payable to a related party

During the first quarter of 2010, the Company made net repayments of $232 to Counsel to reduce the balance owing under an existing loan facility (the “Counsel Loan”) that bears interest at 10% and is due on demand.  At March 31, 2010 and December 31, 2009 the balance of the Counsel Loan, including accrued interest, was $1,361 and $1,564, respectively.

For further discussion of the related party debt and other transactions with Counsel, see Note 10.

Note 8 – Patent Participation Fee

In the fourth quarter of 2003, C2 acquired patent rights associated with the VoIP Patent from a third party.  Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.  The $100 cost of the patent rights was recorded as an intangible asset in the Company’s financial statements, and was amortized on a straight-line basis over the five years ending December 31, 2008.  Equivalent patent rights have been granted or validated in Australia, Canada, China, Europe and Hong Kong, the earliest of which expire in 2015.  No patent participation fee is payable for the three month period ended March 31, 2010.

Note 9 – Income Taxes

In the first quarter of 2010, the Company recognized current income tax expense of $2, and deferred income tax expense of $65.  The net deferred income tax expense in the quarter is primarily due to a change in estimate of the tax effect of available tax loss carryforwards expected to be utilized.  The remaining $664 net deferred income tax asset balance at March 31, 2010 therefore reflects the tax benefit of available tax losses considered “more likely than not” to be utilized during the remainder of 2010 and 2011.  The Company recognized current income tax expense of $92 and a net deferred income tax recovery of $99 in the three months ended March 31, 2009, primarily due to a change in estimate of the tax effect of available tax loss carryforwards expected to be utilized in the future.

As at March 31, 2010, the unrecognized tax benefit determined pursuant to the Income Taxes Topic of the ASC is $12,059.  There has been no change in the first quarter of 2010 in the estimate of the balance of unrecognized tax benefits previously determined.

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

The Company has a history of incurring annual tax losses since 1991.  All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year.  In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carryforwards against income for tax purposes in the later year.  The Company applied historic tax loss carryforwards to offset debt forgiveness in 2006 and income for tax purposes in 2008, respectively.  The 2006 through 2009 taxation years remain open for audit.

The Company’s estimated remaining federal tax loss carryforwards at March 31, 2010 are comprised of approximately $54,600 of unrestricted net operating tax losses, $33,300 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,600 of unrestricted capital losses expiring primarily at the end of 2010.

The Company is subject to state income tax in multiple jurisdictions. While the Company had net operating loss carryforwards for state income tax purposes in certain states where it previously conducted business, its available state tax loss carryforwards may differ substantially by jurisdiction and, in general, are subject to the same or similar restrictions as to expiry and usage described above.  In addition, in certain states the Company’s state tax loss carryforwards that were attributable to certain legacy businesses sold in recent years ceased to be available to the Company following their sale.  Therefore, it is possible that the Company may not have tax loss carryforwards available to shield future income which is attributable to a particular state from being subject to tax in that particular state.

Note 10 – Related Party Transactions

Transactions with Counsel

At March 31, 2010 the Company was indebted to Counsel in the amount of $1,361, as compared to $1,564 at December 31, 2009.  The debt is secured by a collateralized promissory note and loan agreement.  The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced.  The Counsel Loan has been amended several times, most recently during the second quarter of 2009 when it was converted into a demand loan.  The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

As consideration for Counsel’s assistance in completing a transaction in Canada, Counsel RB agreed to pay Counsel a fee of $25.  The transaction is expected to be complete in the second quarter of 2010, at which time the fee will be paid.

Counsel Management Services

Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, C2 agrees to make payment to Counsel for ongoing services provided to C2 by several Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  For the year ended December 31, 2009, the cost was $360, and $90 of that cost was recorded in the first quarter of 2009.  Counsel has continued to provide these services in 2010 on the same cost basis, resulting in a cost of $90 for the first quarter of 2010.

Note 11 – Segment Reporting

Following the disposition of its Telecommunications segment in the third quarter of 2005, the Company operated in a single business segment, Patent Licensing.  With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  The table below presents information about the segments of the Company as of and for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31, 2010
	Reportable Segments
	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$2,233	$—	$2,233
Earnings from equity accounted asset liquidation investments	437	—	437
Other expense	(1)	—	(1)
Interest expense	(101)	—	(101)
Segment income (loss) from continuing operations	647	(8)	639
Investment in equity accounted asset liquidation investees	6,312	—	6,312
Segment assets	9,449	202	9,651

For the Three Months Ended March 31, 2009
Reportable Segments
	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$—	$—	$—
Earnings from equity accounted asset liquidation investments	—	—	—
Other income (expense)	—	—	—
Interest expense	—	—	—
Segment loss from continuing operations	(146)	(7)	(153)
Investment in equity accounted asset liquidation investees	—	—	—
Segment assets	7	173	180

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended March 31, 2010	Three months ended March 31, 2009

Total other income and earnings from equity accounted investments for reportable segments	$436	$—
Unallocated other income and earnings from equity investments from corporate accounts	78	2
	$514	$2

Total interest expense for reportable segments	$101	$—
Unallocated interest expense from third party debt	—	—
Unallocated interest expense from related party debt	29	—
	$130	$—

Total segment income (loss)	$639	$(153)
Other income	78	2
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(271)	(235)
Income tax expense (recovery)	67	(7)
Net income (loss) from continuing operations	$379	$(379)

Segment assets	$9,651	$180
Intangible assets not allocated to segments	—	—
Other assets not allocated to segments(1)	3,313	4,726
	$12,964	$4,906

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 12 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2010 for disclosure.  There have been no material events requiring disclosure in this Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”).

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

The Company operates in two business segments, Asset Liquidation and Patent Licensing.

The operations of Counsel RB Capital LLC (“Counsel RB”) constitute the Company’s Asset Liquidation segment.  The Company established Counsel RB in February 2009 and it commenced operations in the second quarter of 2009.  Counsel RB is owned 75% by the Company and 25% by its Co-CEO’s.  It specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada.  Counsel RB’s operations are discussed in more detail in Note 2 of the audited consolidated financial statements included in the Company’s most recently filed Report on Form 10-K.

Licensing of intellectual property constitutes the Company’s Patent Licensing operating segment.  C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 (the “VoIP Patent”) and 6,438,124 (the “C2 Patent”) (together the “VoIP Patent Portfolio”), which it licenses.  The Company’s patents are discussed in more detail in “Company History” and “Intellectual Property”, below.  C2’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol telephone market who are using C2’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.  The Company engages in licensing agreements with third parties domestically and internationally.  The Company obtains licensing and royalty revenue from the target market for its patents, with the assistance of outside counsel, in order to realize value from its intellectual property.  In 2008 the Company entered into settlement and license agreements with six major U.S. telecommunications carriers, under which C2 granted the defendants non-exclusive, perpetual, worldwide, fully paid up, royalty free licenses under any of C2’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

On August 27, 2009 C2 Communications Technologies Inc. filed a lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc.  The complaint was filed in the United States District Court for the Eastern District of Oklahoma and also alleges that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373.  The complaint seeks an injunction, monetary damages and costs.  In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation and Telephone and Data Systems, Inc. was dismissed without prejudice.  Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas.  A trial date has not been set.

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

In the second quarter of 2009, the Company sold a portion of its investment in Buddy Media, recognizing a gain of $21 on an initial investment of $100.  Also in the second quarter of 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest is managed by Knight’s Bridge Capital Management L.P., an affiliate of Counsel.  Since its initial investment in Polaroid, the Company has invested an additional $10 in 2009 and $11 in 2010, and received cash distributions of $232 and $241 in 2009 and 2010, respectively.  The Company’s investments are discussed in more detail in Note 6 of the unaudited condensed consolidated financial statements.

The Company’s only investment activity during the first three months of 2010 was its investment of $11 in Polaroid.

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

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, with its investment in Polaroid in the second quarter of 2009 being its most significant investment to date.  At March 31, 2010 the Company’s investment in these businesses totaled $2,636.  The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.

As also discussed above under “Overview and Recent Developments”, in 2009 the Company diversified into the asset liquidation business when it established Counsel RB.  To date, Counsel RB’s operations have been profitable, and the Company intends to continue to pursue opportunities in this line of business.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status
VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373 Australia No. 716096 People’s Republic of China No. ZL96199457.6 Canada No. 2,238,867 Hong Kong No. HK1018372 Europe No. 0873637

Issued:  June 5, 2001
Expires:  November 1, 2015

Issued:  June 1, 2000
Expires:  October 29, 2016

Issued:  December 14, 2005
Expires:  October 29, 2016

Issued:  October 18, 2005
Expires:  October 29, 2016

Issued:  August 11, 2006
Expires:  October 29, 2016

Granted March 21, 2007 [1]

	Voice Internet Transmission System (“C2 Patent”)	U.S. No. 6,438,124 People’s Republic of China No. ZL97192954.8 Canada No. 2,245,815 South Korea No. 847335 South Korea No. 892950

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.  This requires management to make estimates and assumptions based on historical experience and various other factors that are considered to be reasonable under the circumstances.  These affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in this Report were those related to revenue recognition, accounts receivable valuation, allowance for doubtful accounts, inventory valuation, investment valuation, valuation of goodwill, deferred income tax assets, liabilities and stock-based compensation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.  To aid in the understanding of our financial reporting, key policies are provided in Note 2 of the unaudited condensed consolidated financial statements included in this Report.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At March 31, 2010 the Company had a working capital deficit of $6,166, as compared to a working capital deficit of $4,346 at December 31, 2009.  The primary contributors to the change were a decrease of $824 in accounts receivable, and an increase of $1,099 in third party debt.  During the first three months of 2010, the Company’s primary sources of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, were Counsel RB’s gross profit of $1,132, a reduction of $824 in accounts receivable, and receipt of $241 of cash distributions from Polaroid.  Cash disbursements, other than those related to repayment of the revolving credit facility and related party debt, were primarily related to the quarter’s operating expenses of $626.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year.  If these assets were classified as current, the Company would report working capital of $1,542 at March 31, 2010 and working capital of $993 at December 31, 2009.

The Company is continuing to pursue licensing and royalty agreements with respect to its patents.  Even if the Company does not enter into such agreements within the next twelve months, it expects to generate sufficient cash from Counsel RB’s operations to meet its ongoing operating cash requirements for at least that period of time, as evidenced by a $2,100 gain realized on just one transaction in April 2010.  As well, Counsel RB has a revolving credit facility in place to finance its purchases of assets for resale.

Ownership Structure and Capital Resources

•	At March 31, 2010 the Company had stockholders’ equity of $4,351, as compared to $3,954 at December 31, 2009.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

•
Beginning in 2001, Counsel invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196.  Counsel subsequently provided additional advances, of which $1,361 was outstanding at March 31, 2010.

Cash Position and Cash Flows

Cash at March 31, 2010 was $340 as compared to $93 at December 31, 2009, an increase of $247.

Cash provided by or used in operating activities Cash used in operating activities during the three months ended March 31, 2010 was $833, as compared to $510 cash used during the same period in 2009.  During the first three months of 2010 the Company had net income from continuing operations of $379, as compared to a net loss of $379 for the same period in 2009.  However, due to the 2010 operations of Counsel RB, the nature of its cash receipts and disbursements changed materially.

The primary use of cash was the investment of a total of $2,449 in asset liquidation investments and inventory.  This was partially offset by decreases of $824 in accounts receivable and $275 in deposits.

Cash flows from investing activities  Cash provided by investing activities during the three months ended March 31, 2010 was $230, as compared to $1 during the same period in 2009.  In 2010 this consisted of $241 of cash distributions from Polaroid, offset by an additional investment of $11.

Cash flows used in financing activities  Cash provided by financing activities was $850 during the three months ended March 31, 2010, as compared to cash used of $142 during the same period in 2009.  In 2010, in connection with the operations of Counsel RB, the Company received net cash of $1,082 from third party lenders.  During the same period, the Company repaid net $232 to its parent, Counsel.  In 2009, $125 of cash was used to purchase and cancel common shares, and $17 was expended for organization costs relating to the non-controlling interest in Counsel RB.

Contractual Obligations

The following table summarizes the amounts of payments due, including interest accrued to March 31, 2010 and estimated interest to maturity, under specified contractual obligations outstanding at March 31, 2010.  We have no liabilities associated with income taxes that require disclosure.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory note	$1,446	$1,446	$—	$—	$—
Revolving credit facility	4,507	4,507	—	—	—
Related party debt	1,495	1,495	—	—	—
Operating leases	291	74	149	68	—
Total	$7,739	$7,522	$149	$68	$—

Management’s Discussion of Results of Operations

Asset liquidation revenue is earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  It is also earned from more traditional asset disposition services, such as on-site and webcast auctions, liquidations and negotiated sales.  The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments.  The Company began operating in the asset liquidation segment in the second quarter of 2009 when Counsel RB, its 75%-owned subsidiary that was established in the first quarter of 2009, commenced operations.

Patent licensing revenue is derived from licensing our intellectual property.  Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enable VoIP communications.

Three-Month Period Ended March 31, 2010 Compared to Three-Month Period Ended March 31, 2009

Asset liquidation revenue was $2,233 during the quarter ended March 31, 2010, relating to the dispositions of assets by Counsel RB.  There was no similar revenue during the same period in 2009, given that Counsel RB did not commence operations until the second quarter of 2009.

Asset liquidation expense was $1,538 during the quarter ended March 31, 2010 and $0 during the same period in 2009.

Earnings of equity accounted asset liquidation investments were $437 during the quarter ended March 31, 2010 and $0 during the same period in 2009.

Patent licensing revenues were $0 during the quarters ended March 31, 2010 and 2009.

Patent licensing expense was $7 during the quarter ended March 31, 2010 and $1 during the same period in 2009.

Selling, general and administrative expense was $626 during the quarter ended March 31, 2010 as compared to $387 for the three months ended March 31, 2009.  The significant items included:

•
Compensation expense was $352 in the first quarter of 2010, compared to $183 in the first quarter of 2009.  The primary expense in both years was salary related to Counsel RB, which was $300 in 2010 as compared to $131 in 2009.  The difference is due to the fact that Counsel RB was established during the first quarter of 2009 and therefore salaries were not paid for the full quarter.  With respect to C2’s operations, the salary earned by the CEO remained unchanged at $34, and stock based compensation remained unchanged at $18.

•	Legal expense was $10 in the first quarter of 2010, compared to $6 in the first quarter of 2009.

•
Accounting and tax consulting expenses were $32 in the first quarter of 2010, compared to $14 in the first quarter of 2009.  The increase is due to the increased complexity of operations following the establishment of Counsel RB in 2009.

•	Directors’ fees were $34 in the first quarter of 2010 as compared to $32 in the first quarter of 2009.

•	Management fees charged by our controlling stockholder, Counsel, were $90 in the first quarter of both 2010 and 2009.

•
Directors and officers liability insurance expense was $13 in the first quarter of 2010 as compared to $37 in the first quarter of 2009.  The decrease reflects a decrease in the premium, which became effective in June 2009.

•	Office rent was $21 in the first quarter of 2010 as compared to $6 in the first quarter of 2009, and related solely to the operations of Counsel RB.

•	Franchise tax was $18 in the first quarter of 2010 as compared to $0 in the first quarter of 2009.

•	Other insurance expense was $7 in the first quarter of 2010 as compared to $3 in the first quarter of 2009. The increase relates to the commencement of Counsel RB’s operations.

•	Consulting expense was $6 in the first quarter of 2010, as compared to $0 in 2009, and related solely to the operations of Counsel RB.

•	Travel expense was $7 in the first quarter of 2010, as compared to $0 in 2009, and related solely to the operations of Counsel RB.

Other income (expense) and earnings of equity accounted investments – the significant items included:

•
Third party interest expense was $101 in the first quarter of 2010, as compared to $0 in the first quarter of 2009.  All of the expense related to the third party debt owed by Counsel RB, which was not outstanding during the first quarter of 2009.

•
Related party interest expense was $29 in the first quarter of 2010, as compared to $0 in the first quarter of 2009.  All of the expense related to the Company’s loan from its parent, Counsel.  The Company began receiving advances from its parent, Counsel, in the second quarter of 2009, and therefore there was no interest-bearing balance outstanding during the first quarter of 2009.

•
In the first quarter of 2010, the Company recorded $78 of earnings from its equity accounted investments, as compared to recording $1 in the first quarter of 2009.  In 2010 the earnings consisted of $76 from Polaroid and $2 from Knight’s Bridge GP.  In 2009, the earnings consisted of $1 from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate.  Our revolving credit facility provides that the principal amount outstanding bears interest at the lender’s prime rate + 1.5%, or a minimum of 5%.  Assuming that the debt amount on the revolving credit facility at March 31, 2010 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $43 for that twelve-month period.  We do not believe that, in the near term, we are subject to material market risk on either our fixed rate third party or related party debt.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2010.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009, filed with the SEC on March 31, 2010, at December 31, 2009 the Company’s management concluded that, due to the existence of two material weaknesses, the Company’s internal control over financial reporting was not effective as of December 31, 2009.  The material weaknesses, which are discussed in detail in the above-referenced Annual Report on Form 10-K, related to an error in revenue recognition on a patent licensing agreement, and misapplication of GAAP to Counsel RB’s investments pursuant to partnership, joint venture and limited liability company agreements (collectively, “Joint Ventures”).

Management considered what changes, if any, were necessary to the Company’s internal control over financial reporting to ensure that the errors described above would not recur.  Management determined that revenue recognition related to patent licensing will be scrutinized more stringently; during the first quarter of 2010, the Company did not enter any new patent licensing agreements.  In addition, management concluded that it will undertake a more thorough investigation of GAAP when it enters into new business segments or engages in non-routine transactions, to ensure the proper principles are applied.  The Company did not enter into new business segments during the first quarter of 2010.  GAAP applicable to any non-routine transactions during the first quarter of 2010 has been investigated to ensure its proper application.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no significant changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

Item 1A.  Risk Factors

There have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Promissory Note for $620,540.88 dated March 31, 2010 between C2 Global Technologies Inc. and Counsel Corporation.

10.2	Promissory Note for $90,000.00 dated March 31, 2010 between C2 Global Technologies Inc. and Counsel Corporation.

10.3	Promissory Note for $207,036.21 dated March 31, 2010 between C2 Global Technologies Inc. and Counsel Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: May 10, 2010	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary (Principal Financial Officer)