Form 10-Q/A
period 2009-06-30
C2 Global Technologies Inc
filed 2010-05-26
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

Explanatory Note

C2 Global Technologies Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 (the “Original Report”) to amend and restate in Part I the unaudited condensed consolidated balance sheets as at June 30, 2009, the unaudited condensed interim consolidated statements of operations, changes in stockholders’ equity and cash flows for the periods ended June 30, 2009, Notes 1, 2, 3, 4, 5, 7, 11 and 12, Item 2 and Item 4T.  Specifically, the Company’s unaudited condensed consolidated financial statements have been restated for the three and six months ended June 30, 2009, to include two corrections in the application of accounting principles generally accepted in the United States of America: (i) the recognition of patent licensing revenue in the three months ended June 30, 2009, and (ii) the proportionate consolidation of the Company’s interests in certain Joint Ventures (as defined below and in Note 3 of the unaudited condensed consolidated financial statements included in Part I of this Amended Report).  This Amended Report does not reflect events occurring after the filing of the Original Report; nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands of US dollars, except share and per share amounts)	2009	2008
	(as restated)
	(Note 2)
ASSETS
Current assets:
Cash	$226	$4,076
Accounts receivable	532	—
Inventory - equipment (Note 3)	2,394	—
Other current assets	41	77
Deferred income tax assets (Note 11)	—	875
Total current assets	3,193	5,028
Other assets:
Inventory – real estate (Note 3)	919	—
Asset liquidation investments (Note 3)	1,325	—
Investments (Note 8)	2,780	242
Goodwill (Note 7)	173	173
Deferred income tax assets (Note 11)	1,021	—
Total assets	$9,411	$5,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,126	$472
Debt payable to third parties (Note 9)	2,362	—
Debt payable to a related party (Note 9)	1,435	—
Total liabilities	4,923	472

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $10.00 par value, convertible, non-redeemable, authorized 10,000,000 shares, issued and outstanding 594 Class N shares at June 30, 2009 and December 31, 2008; liquidation preference of $594 at June 30, 2009 and December 31, 2008	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 22,718,309 shares at June 30, 2009 and 22,745,530 shares at December 31, 2008	227	227
Additional paid-in capital	274,672	274,761
Accumulated deficit	(270,618)	(270,023)

Stockholders’ equity before non-controlling interest	4,287	4,971
Non-controlling interest in subsidiary	201	—
Total equity	4,488	4,971

Total liabilities and stockholders’ equity	$9,411	$5,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands of US dollars, except share and per share amounts)	2009		2008	2009		2008
	(as restated)			(as restated)
	(Note 2)			(Note 2)
Revenue:
Patent licensing		$—	$1,900		$—	$8,125
Asset liquidation (Note 3)		35	—		35	—
Total revenue		35	1,900		35	8,125

Operating costs and expenses:
Patent licensing		1	1,308		2	4,492
Asset liquidation (Note 3)		—	—		—	—
Selling, general and administrative		708	280		1,095	556
Depreciation and amortization		—	5		—	10
Total operating costs and expenses		709	1,593		1,097	5,058
		(674)	307		(1,062)	3,067
Earnings of equity accounted asset liquidation investments (Note 3)		392	—		392	—
Operating income (loss)		(282)	307		(670)	3,067
Other income (expenses):
Other income		21	5		22	5
Interest expense – third party		(28)	—		(28)	—
Interest expense – related party		(35)	—		(35)	(43)
Total other income (expenses)		(42)	5		(41)	(38)
Income (loss) from continuing operations before the undernoted		(324)	312		(711)	3,029
Income tax expense (recovery) (Note 11)		(46)	9		(53)	930
Earnings of equity accounted investments (net of $0 tax) (Note 8)		19	8		20	7
Income (loss) from continuing operations		(259)	311		(638)	2,106
Loss from discontinued operations (net of $0 tax)		—	(6)		—	(6)
Net income (loss) and comprehensive income (loss)		(259)	305		(638)	2,100
Net (income) loss and comprehensive (income) loss attributable to non-controlling interest		6	—		43	—
Net income (loss) and comprehensive income (loss) attributable to controlling interest		$(253)	$305		$(595)	$2,100

Weighted average common shares outstanding (in thousands)		22,718	23,045		22,729	23,070
Weighted average preferred shares outstanding (in thousands)		1	1		1	1

Earnings (loss) per share – basic and diluted: (Note 4)
Earnings (loss) from continuing operations
Common shares		$(0.01)	$0.01		$(0.03)	$0.09
Preferred shares	$	N/A	$0.54	$	N/A	$3.65

Loss from discontinued operations
Common shares		$—	$—		$—	$—
Preferred shares	$	N/A	$—	$	N/A	$—

Net earnings (loss)
Common shares		$(0.01)	$0.01		$(0.03)	$0.09
Preferred shares	$	N/A	$0.54	$	N/A	$3.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended June 30, 2009

(as restated)

(in thousands of US dollars, except number of shares)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated Equity	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total
						(as restated)		(as restated)

Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$—	$(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—	—
Cancellation of common stock (Note 13)	—	—	(350,000)	(4)	4	—	—	—
Compensation cost related to stock options	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	5,827	—	5,827
Balance at December 31, 2008	594	6	22,745,530	227	274,761	(270,023)	—	4,971
Capital contribution	—	—	—	—	—	—	244	244
Purchase and cancellation of common stock (Note 13)	—	—	(27,221)	—	(125)	—	—	(125)
Compensation cost related to stock options	—	—	—	—	36	—	—	36
Net loss (Note 2)	—	—	—	—	—	(595)	(43)	(638)
Balance at June 30, 2009	594	$6	22,718,309	$227	$274,672	$(270,618)	$201	$4,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)
(unaudited)

	Six months ended June 30,
	2009	2008
	(as restated)
	(Note 2)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(638)	$2,106
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	13	—
Amortization of financing costs on debt payable to third party	15	—
Accrued interest added to principal of related party debt	35	—
Stock-based compensation expense	36	47
Earnings (loss) of equity accounted investments	(20)	(7)
Gain on sale of investments	(21)	—
Depreciation and amortization	—	10

Changes in operating assets and liabilities:
Increase in accounts receivable	(532)	—
Purchase of inventory	(3,313)	—
Investment in asset liquidation investments	(1,325)	—
Decrease (increase) in other assets	36	(129)
Decrease (increase) in deferred income tax assets	(146)	930
Increase in accounts payable and accrued liabilities	654	234
Net cash provided by (used in) operating activities by continuing operations	(5,206)	3,191
Net cash used in operating activities by discontinued operations	—	(6)
Net cash provided by (used in) operating activities by continuing and discontinued operations	(5,206)	3,185

Cash flows from investing activities:
Investment in significantly influenced company	(2,621)	—
Purchase of investments	—	(125)
Proceeds from sale of investments	121	—
Cash distributions from significantly influenced companies	3	5
Net cash used in investing activities	(2,497)	(120)

Cash flows from financing activities:
Proceeds from issuance of debt payable to third parties	3,915	—
Proceeds from issuance of note payable to a related party	2,810	—
Purchase and cancellation of common shares	(125)	—
Non-controlling interest contribution	244	—
Repayment of debt payable to third parties	(1,581)	—
Repayment of notes payable to a related party	(1,410)	(2,335)
Net cash provided by (used in) financing activities	3,853	(2,335)
Increase (decrease) in cash	(3,850)	730
Cash at beginning of period	4,076	67
Cash at end of period	$226	$797

Supplemental cash flow information:
Taxes paid	$92	$—
Interest paid	$—	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and where specifically indicated)

Note 1 – Description of Business and Basis of Presentation

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

C2 owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 (the “VoIP Patent”) and 6,438,124 (the “C2 Patent”) (together the “VoIP Patent Portfolio”), which it licenses.  The VoIP Patent, including a corresponding foreign patent and related international patent applications, was acquired from a third party in 2003.  At the time of acquisition, the vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure C2’s obligations under the associated purchase agreement, as discussed in Note 10.  The C2 Patent was developed by the Company.

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

In 2007, the Company began investing in Internet-based e-commerce businesses through its acquisition of minority positions in MyTrade.com, Inc. (sold in the fourth quarter of 2007), Buddy Media, Inc., LIMOS.com LLC (sold in the fourth quarter of 2008), and Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  A portion of the Buddy Media, Inc. investment was sold in the second quarter of 2009 for a net gain of $21.  In May 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest will be managed by Knight’s Bridge Capital Management L.P., an affiliate of C2’s parent, Counsel Corporation (together with its subsidiaries, “Counsel”).  The Company’s investments are discussed in more detail in Note 8.

In February 2009 the Company established Counsel RB Capital LLC (“Counsel RB”).  Counsel RB is owned 75% by the Company and 25% by its Co-CEO’s.  It specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  In addition to purchasing various types of assets, Counsel RB also arranges traditional asset disposition services such as on-site and webcast auctions, liquidations and negotiated sales.  Counsel RB commenced operations in the second quarter of 2009.  Counsel RB’s operations are discussed in more detail in Note 3.

The operations of Counsel RB constitute the Company’s Asset Liquidation operating segment.  The Company’s segments are discussed in more detail in Note 14.

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

Note 2 – Restatement

The Company’s unaudited condensed consolidated financial statements have been restated for the three and six months ended June 30, 2009, to include two corrections in the application of GAAP.  These were (i) the recognition of patent licensing revenue in the three months ended June 30, 2009, and (ii) the proportionate consolidation of the Company’s interests in certain Joint Ventures (as defined below and in Note 3).

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

As a consequence, for the three and six months ended June 30, 2009, patent licensing revenue was overstated by $950, and associated patent licensing costs were overstated by $585, resulting in net loss being understated by $365 for the same period.  At June 30, 2009, total assets were overstated by $552 and total liabilities were overstated by $187.  There was no impact on the net cash used by continuing operations for the six months ended June 30, 2009.

Asset Liquidation Investments

In March 2010, during the audit of the Company’s consolidated financial statements for the year ended December 31, 2009, C2’s management determined that the Company had made an error, in the quarter ended June 30, 2009, in reporting its investments pursuant to partnership, joint venture and limited liability company agreements (collectively, “Joint Ventures”), and the associated revenue and costs, all related to Counsel RB.  The Company incorrectly proportionately consolidated such investments when they should have been accounted for using the equity method of accounting under GAAP.

Although the error had no impact on net income for the three and six months ended June 30, 2009, asset liquidation revenue was overstated by $3,067, asset liquidation expense was overstated by $2,675, and earnings of equity accounted asset liquidation investments were understated by $392.  At June 30, 2009, both total assets and total liabilities were overstated by $270.  For the six months ended June 30, 2009, net cash used by continuing operations was overstated by $207, and net cash from financing activities was overstated by $207.

The impact of both corrections on the unaudited condensed consolidated financial statements for the periods ended June 30, 2009 is detailed below.  The restatement also affects Notes 1, 3, 4, 5, 7, 11 and 12 to the unaudited condensed consolidated financial statements.

Effect of the restatements on the unaudited condensed consolidated balance sheet

	Previously reported on Form 10-Q	Patent licensing restatement	Counsel RB restatement	As restated

As at June 30, 2009	$	$	$	$
Accounts receivable	1,977	(552)	(893)	532
Inventory – equipment	4,009	—	(1,615)	2,394
Other current assets	47	—	(6)	41
Total current assets	6,259	(552)	(2,514)	3,193

Inventory – real estate	—	—	919	919
Asset liquidation investments	—	—	1,325	1,325
Total assets	10,233	(552)	(270)	9,411

Accounts payable and accrued liabilities	1,376	(187)	(63)	1,126
Debt payable to third parties	2,569	—	(207)	2,362
Total liabilities	5,380	(187)	(270)	4,923

Accumulated deficit	(270,253)	(365)	—	(270,618)
Total equity	4,853	(365)	—	4,488

Total liabilities and stockholders’ equity	10,233	(552)	(270)	9,411

Effect of the restatements on the unaudited condensed interim consolidated statements of operations

	Previously reported on Form 10-Q	Patent licensing restatement	Counsel RB restatement	As restated

For the three months ended June 30, 2009	$	$	$	$
Patent licensing revenue	950	(950)	—	—
Asset liquidation revenue	3,102	—	(3,067)	35
Total revenue	4,052	(950)	(3,067)	35

Patent licensing expense	586	(585)	—	1
Asset liquidation expense	2,675	—	(2,675)	—
Total operating costs and expenses	3,969	(585)	(2,675)	709

Earnings of equity accounted asset liquidation investments	—	—	392	392

Operating income (loss)	83	(365)	—	(282)

Income (loss) from continuing operations	106	(365)	—	(259)

Net income (loss) and comprehensive income (loss) attributable to controlling interest	112	(365)	—	(253)

Earnings (loss) per share from continuing operations
Common shares	$0.01			$(0.01)
Preferred shares	$0.20			N/A

Earnings (loss) per share
Common shares	$0.01			$(0.01)
Preferred shares	$0.20			N/A

For the six months ended June 30, 2009	$	$	$	$
Patent licensing revenue	950	(950)	—	—
Asset liquidation revenue	3,102	—	(3,067)	35
Total revenue	4,052	(950)	(3,067)	35

Patent licensing expense	587	(585)	—	2
Asset liquidation expense	2,675	—	(2,675)	—
Total operating costs and expenses	4,357	(585)	(2,675)	1,097

Earnings of equity accounted asset liquidation investments	—	—	392	392

Operating loss	(305)	(365)	—	(670)

Loss from continuing operations	(273)	(365)	—	(638)

Net loss and comprehensive loss attributable to controlling interest	(230)	(365)	—	(595)

Loss per share from continuing operations
Common shares	$(0.01)			$(0.03)
Preferred shares	N/A			N/A

Loss per share
Common shares	$(0.01)			$(0.03)
Preferred shares	N/A			N/A

Note 3 – Counsel RB Capital LLC

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

In June 2009, in order to acquire certain assets for the Company’s asset liquidation business, Counsel RB acquired an arm’s length non-operating asset holding company for approximately $5,900.  The asset acquisition was accomplished by entering into an LLC Membership Interest Purchase Agreement dated as of May 28, 2009 (the “Agreement”).  A portion of the assets were acquired directly by Counsel RB and included real estate, equipment and accounts receivable totaling $4,960.  The remainder of the asset acquisition was accomplished through a $940 investment in a Joint Venture.  Counsel RB began monetizing the assets during the second quarter of 2009.  The purchase price for the acquired assets was payable as follows: (a) cash payments of approximately $2,900 were paid to or credited by the vendor on the closing date; and (b) the balance of approximately $3,000 was comprised of (i) a note payable to the vendor in the principal amount of approximately $1,400, (ii) a credit facility in the amount of approximately $1,400 and (iii) the Joint Venture’s assumption of debt, of which Counsel RB’s portion was $200.  The note and credit facility are discussed in more detail in Note 9.

Note 4 – Summary of Significant Accounting Policies

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

Significant estimates include the assessment of collectability of revenue recognized, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), accounts receivable valuation, inventory valuation, valuation of goodwill and intangibles, valuation of deferred income tax assets, liabilities, contingencies surrounding litigation, and stock-based compensation.  These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

Impairments, equity pick-ups, dividends and realized gains and losses on equity securities are reported separately in the condensed consolidated statements of operations.  See Note 8 for further discussion of the Company’s investments.

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

Stock-based compensation

The Company calculates stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as revised December 2004 (“SFAS No. 123(R)”).  The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity.  See Note 6 for further discussion of the Company’s stock-based compensation.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 effective January 1, 2007.  See Note 11 for further discussion of the Company’s income taxes.

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

Segment reporting

Effective the second quarter of 2009, the Company operates in two business segments, patent licensing and asset liquidation.  The patent licensing segment includes all operations relating to licensing of the Company’s intellectual property.  The asset liquidation segment includes the operations of Counsel RB.

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

Note 5 – Liquidity and Capital Resources

At June 30, 2009 the Company had a working capital deficit of $1,730, as compared to working capital of $4,556 at December 31, 2008.  The primary contributor to the change was the commencement of Counsel RB’s operations, with its resulting use of cash to acquire assets for resale, along with the acquisition of third party debt to partially finance these transactions.  As well, the Company used cash to invest in Polaroid, and acquired related party debt in connection with financing that investment.  Cash decreased by $3,850, from $4,076 at December 31, 2008 to $226 at June 30, 2009.  At December 31, 2008, $875 of deferred income tax assets were included in current assets; at June 30, 2009 the Company’s deferred income tax assets have been reclassified as non-current.  At June 30, 2009, third party debt was $2,362 and related party debt was $1,435.  This debt is discussed in more detail in Note 9 and Note 12.

During the first six months of 2009, the Company recognized $35 in revenue from Counsel RB’s operations and $392 in earnings from its asset liquidation investments.  Minimal amounts of cash were received as interest on the Company’s bank deposits or as a distribution from its equity investment in Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  During the same period, the Company advanced approximately $358 in connection with Counsel RB operating expenses, repurchased common shares for cancellation for $125, as discussed in Note 13, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements related to recurring operating expenses.

The Company’s liabilities at June 30, 2009 and December 31, 2008, totalled $4,923 and $472, respectively.  At June 30, 2009 these were composed of $3,797 of debt and $1,126 of accounts payable and accrued liabilities. At December 31, 2008, the Company’s liabilities consisted solely of accounts payable and accrued liabilities.  The Company had no other commitments at June 30, 2009 or December 31, 2008, and no off balance sheet arrangements at either date.

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

Ownership Structure and Capital Resources

•	At June 30, 2009 the Company had stockholders’ equity attributable to the Company’s common shareholders of $4,287, as compared to $4,971 at December 31, 2008.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

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

Note 6 – Stock-based Compensation

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

The following summarizes information regarding all stock options outstanding at June 30, 2009 and 2008:

June 30, 2009

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

$ 0.15 to $ 1.39	750,000	3.78	$0.83	445,000	3.20	$0.89
$ 1.40 to $ 3.00	159,448	1.17	$2.94	159,448	1.17	$2.94
$ 6.88 to $ 15.62	2,965	1.52	$14.99	2,965	1.52	$14.99
$48.76 to $ 71.26	88,083	0.49	$58.70	88,083	0.49	$58.70
$78.00 to $127.50	3,531	1.06	$111.46	3,531	1.06	$111.46
	1,004,027	3.06	$6.67	699,027	2.38	$9.26

June 30, 2008

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

$ 0.51 to $ 1.39	710,000	4.61	$0.87	267,500	3.92	$0.90
$ 1.40 to $ 3.00	159,448	2.17	$2.94	159,448	2.17	$2.94
$ 6.88 to $ 15.62	2,965	2.52	$14.99	2,965	2.52	$14.99
$48.76 to $ 71.26	138,555	1.10	$58.16	138,555	1.10	$58.16
$78.00 to $127.50	3,531	2.06	$111.46	3,531	2.06	$111.46
	1,014,499	3.73	$9.44	571,999	2.73	$16.10

Note 7 – Composition of Certain Financial Statements Captions

The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2009 (as restated)	December 31, 2008
Regulatory and legal fees	$280	$51
Accounting, auditing and tax consulting	82	95
Patent licensing costs	—	135
Asset liquidation costs	548	—
Sales and other taxes	74	62
Remuneration and benefits	94	87
Other	48	42

Total accounts payable and accrued liabilities	$1,126	$472

Note 8 – Investments

The Company’s investments as at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Buddy Media, Inc.	$124	$224
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	18	18
Polaroid	2,638	—

Total investments	$2,780	$242

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

Note 9 – Debt

At June 30, 2009, the Company’s outstanding debt was $4,171.  There was no outstanding debt at December 31, 2008.  Details of the debt are as follows:

	June 30, 2009
	(as restated)
	Gross debt	Financing costs (1)	Reported debt
Promissory Note	$1,372	$—	$1,372
Revolving Credit Facility	1,157	(167)	990
Related party debt	1,435	—	1,435
	3,964	(167)	3,797
Less current portion	3,964	(167)	3,797
Long-term debt, less current portion	$—	$—	$—

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

Related party debt

During the second quarter of 2009, Counsel made net advances of $1,400 to the Company under an existing loan facility (the “Counsel Loan”) that bears interest at 10%.  The primary reason for the advances was to fund the Company’s investment in Polaroid, as discussed in Note 8.  At June 30, 2009 the balance of the Counsel Loan, including accrued interest, was $1,435.

For further discussion of the Counsel Loan and other transactions with Counsel, see Note 5 and Note 12.

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

Note 10 – Patent Participation Fee

In the fourth quarter of 2003, C2 acquired the VoIP Patent from a third party.  Consideration paid was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.  No expense was accrued during the first six months of 2009, compared to $670 during the first six months of 2008.

Note 11 – Income Taxes

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

Note 12 – Related Party Transactions

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

For further discussion of the loan transactions with Counsel, see Note 5 and Note 9.

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

Note 13 – Commitments and Contingencies

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

Commitments

As discussed in Note 9, the Company, together with Counsel, has guaranteed the Promissory Note and the Revolving Credit Facility held by Counsel RB.  As well, Counsel RB has guaranteed $200 mortgage debt held by a Joint Venture in which it holds an investment.  The mortgage debt is a demand loan that bears interest at 6.95%.  As of the date of this Report, neither the Company nor Counsel have been required to make any payments relating to these guarantees.

Note 14 – Segment Reporting

Following the disposition of its Telecommunications segment in the third quarter of 2005, the Company operated in a single business segment, Patent Licensing.  Following the commencement of Counsel RB’s operations in the second quarter of 2009, the Company has diversified into a second segment, Asset Liquidation.

The Patent Licensing segment relates to the licensing of the Company’s intellectual property, including its VoIP Patent Portfolio, to third party users.  The Asset Liquidation segment includes the operations of Counsel RB.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  The table below presents information about the segments of the Company as of and for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30, 2009 Reportable Segments
	(as restated)
	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$—	$35	$35
Earnings from equity accounted asset liquidation investments	—	392	392
Other income	—	—	—
Interest expense	—	28	28
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	(9)	(26)	(35)
Investment in equity accounted asset liquidation investments	—	1,325	1,325
Segment assets	198	5,191	5,389

	For the Three Months Ended June 30, 2008 Reportable Segments
	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$1,900	$—	$1,900
Earnings from equity accounted asset liquidation investments	—	—	—
Other income	—	—	—
Interest expense	—	—	—
Depreciation and amortization	5	—	5
Segment income from continuing operations	573	—	573
Investment in equity accounted asset liquidation investments	—	—	—
Segment assets	183	—	183

	For the Six Months Ended June 30, 2009 Reportable Segments
	(as restated)
	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$—	$35	$35
Earnings from equity accounted asset liquidation investments	—	392	392
Other income	—	—	—
Interest expense	—	28	28
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	(16)	(173)	(189)
Investment in equity accounted asset liquidation investments	—	1,325	1,325
Segment assets	198	5,191	5,389

	For the Six Months Ended June 30, 2008 Reportable Segments
	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$8,125	$—	$8,125
Earnings from equity accounted asset liquidation investments	—	—	—
Other income	—	—	—
Interest expense	—	—	—
Earnings from equity accounted investments	—	—	—
Depreciation and amortization	10	—	10
Segment income (loss) from continuing operations	3,594	—	3,594
Investment in equity accounted asset liquidation investments	—	—	—
Segment assets	183	—	183

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	(as restated)		(as restated)

Total other income and earnings from equity accounted investments for reportable segments	$392	$—	$392	$—
Unallocated other income and earnings from equity investments from corporate accounts	40	13	42	12
	$432	$13	$434	$12

Total interest expense for reportable segments	$28	$—	$28	$—
Unallocated interest expense from related party debt	35	—	35	43
	$63	$—	$63	$43

Total depreciation and amortization for reportable segments	$—	$5	$—	$10
Other unallocated depreciation from corporate assets	—	—	—	—
	$—	$5	$—	$10

Total segment income (loss)	$(35)	$573	$(189)	$3,594
Other income	40	13	42	12
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(310)	(266)	(544)	(570)
Income tax expense (recovery)	(46)	9	(53)	930
Net income (loss) from continuing operations	$(259)	$311	$(638)	$2,106

Segment assets	$5,389	$183	$5,389	$183
Intangible assets not allocated to segments	—	—	—	—
Other assets not allocated to segments(1)	4,022	1,659	4,022	1,659
	$9,411	$1,842	$9,411	$1,842

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 15 – Subsequent Events

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

Restatement

The Company’s unaudited condensed consolidated financial statements have been restated for the three and six months ended June 30, 2009, to include two corrections in the application of GAAP.  These were (i) the recognition of patent licensing revenue in the three months ended June 30, 2009, and (ii) the proportionate consolidation of the Company’s interests in certain Joint Ventures (as defined below and in Note 3) of the unaudited condensed consolidated financial statements included in Part I of this Report.).

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

Asset Liquidation Investments

In March 2010, during the audit of the Company’s consolidated financial statements for the year ended December 31, 2009, C2’s management determined that the Company had made an error, in the quarter ended June 30, 2009, in reporting its investments pursuant to partnership, joint venture and limited liability company agreements (collectively, “Joint Ventures”), and the associated revenue and costs, all related to its 75%-owned subsidiary Counsel RB Capital LLC (“Counsel RB”).  The Company incorrectly proportionately consolidated such investments when they should have been accounted for using the equity method of accounting under GAAP.

The impact of both corrections on the unaudited condensed consolidated financial statements for the periods ended June 30, 2009 is detailed in Note 2 of the unaudited condensed consolidated financial statements.

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

In the second quarter of 2009, the Company sold a portion of its investment in Buddy Media, recognizing a gain of $21 on an initial investment of $100.  Also in the second quarter of 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest will be managed by Knight’s Bridge Capital Management L.P., an affiliate of C2’s parent, Counsel Corporation (together with its subsidiaries, “Counsel”).  The Company’s investments are discussed in more detail in Note 8 of the unaudited condensed consolidated financial statements included in Part I of this Report.

In February 2009 the Company established Counsel RB.  Counsel RB is owned 75% by the Company and 25% by its Co-CEO’s.  It specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  In addition to purchasing various types of assets, Counsel RB also arranges traditional asset disposition services such as on-site and webcast auctions, liquidations and negotiated sales.  Counsel RB commenced operations in the second quarter of 2009.  Counsel RB’s operations are discussed in more detail in Note 3 of the unaudited condensed consolidated financial statements.

Counsel RB’s operations constitute the Company’s Asset Liquidation operating segment.  The Company’s segments are discussed in more detail in Note 14 of the unaudited condensed consolidated financial statements.

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

As also discussed above under “Overview and Recent Developments”, in February 2009 the Company established Counsel RB.  Counsel RB’s major transaction during the quarter was the acquisition of certain assets for subsequent resale.  The Counsel RB operations have allowed the Company to diversify into a new operating segment, Asset Liquidation.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.  This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in Part I of this Report were those related to the assessment of collectability of revenue recognized, accounts receivable, inventory, goodwill, investments, deferred income tax assets, liabilities, and contingencies surrounding litigation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, collectibility of receivables and litigation.  Actual results could differ from these estimates.

The critical accounting policies used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.  To aid in the understanding of our financial reporting, a summary of these policies is provided in Note 4 of the unaudited condensed consolidated financial statements included in Part I of this Report.

Contractual obligations

The following table summarizes the amounts of payments due, including accrued and estimated interest, under specified contractual obligations as of June 30, 2009:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory Note	$1,446	$1,446	$—	$—	$—
Revolving Credit Facility	1,211	1,211	—	—	—
Related party debt	1,579	1,579	—	—	—
Total	$4,236	$4,236	$—	$—	$—

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At June 30, 2009 the Company had a working capital deficit of $1,730, as compared to working capital of $4,556 at December 31, 2008.  The primary contributor to the change was the commencement of Counsel RB’s operations, with its resulting use of cash to acquire assets for resale, along with the acquisition of third party debt to partially finance these transactions.  As well, the Company used cash to invest in Polaroid, and acquired related party debt in connection with financing that investment.  Cash decreased by $3,850, from $4,076 at December 31, 2008 to $226 at June 30, 2009.  At December 31, 2008, $875 of deferred income tax assets were included in current assets; at June 30, 2009 the Company’s deferred income tax assets have been reclassified as non-current.  At June 30, 2009, third party debt was $2,362 and related party debt was $1,435.  This debt is discussed in more detail in Note 9 and Note 12 in the unaudited condensed consolidated financial statements contained in Part I of this Report.

During the first six months of 2009, the Company recognized $35 in revenue from Counsel RB’s operations, and $392 in earnings from its asset liquidation investments.  Minimal amounts of cash were received as interest on the Company’s bank deposits or as a distribution from its equity investment in Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  During the same period, the Company advanced approximately $358 in connection with Counsel RB operating expenses, repurchased common shares for cancellation for $125, as discussed in Note 13, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements related to recurring operating expenses.

The Company’s liabilities at June 30, 2009 and December 31, 2008, totalled $4,923 and $472, respectively.  At June 30, 2009 these were composed of $3,797 of debt and $1,126 of accounts payable and accrued liabilities. At December 31, 2008, the Company’s liabilities consisted solely of accounts payable and accrued liabilities.  The Company had no other commitments at June 30, 2009 or December 31, 2008, and no off balance sheet arrangements at either date.

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

Ownership Structure and Capital Resources

•	At June 30, 2009 the Company had stockholders’ equity attributable to the Company’s common shareholders of $4,287, as compared to $4,971 at December 31, 2008.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

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

Cash Position and Cash Flows

Cash at June 30, 2009 was $226 as compared to $4,076 at December 31, 2008, a decrease of $3,850.

Cash provided by or used in operating activities Cash used in operating activities during the six months ended June 30, 2009 was $5,206, as compared to cash provided of $3,185 during the same period in 2008.

The most significant operating uses of cash during the first six months of 2009 were the $3,313 increase in Counsel RB’s inventory, the investment of $1,325 in asset liquidation investments, and the recording of $532 of accounts receivable, primarily relating to Counsel RB operations.  As well, during the first six months of 2009 the Company increased its deferred income tax assets by $146, as compared to a decrease of $930 during the first six months of 2008, a net change of $1,076.  The large decrease in 2008 was associated with the Company’s recognition of $8,125 of patent licensing revenue during the same period.  The most significant source of cash during the first six months was an increase of $654 in accounts payable and accrued liabilities, as compared to an increase of $234 for the same period in 2008.  The increased change of $420 was principally due to the inclusion of Counsel RB’s liabilities of $738 in 2009 only.  This was partially offset by a decrease of $351 in accrued patent licensing expenses owing at June 30, 2009 as compared to the amount owing at June 30, 2008.  Additionally, during the first six months of 2009, $48 of accrued interest was added to third party and related party debt, and $15 of deferred financing costs were amortized.

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

Cash provided by or used in financing activities  Financing activities provided net cash of $3,853 during the six months ended June 30, 2009, as compared to using $2,335 for the same period in 2008.  In 2009, a net $2,334 was provided from notes issued to third parties in connection with Counsel RB’s operations, and a net $1,400 was provided from a note issued to Counsel in connection with the Company’s investment in Polaroid.  As well, $125 was used to purchase and cancel 27,221 of the Company’s common shares, and $244 was provided by the non-controlling interest in Counsel RB.  The sole financing activity in 2008 was the repayment of the debt owing to Counsel at December 31, 2007.

Management’s Discussion of Results of Operations

Patent licensing revenue is derived from licensing our intellectual property.  Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enables VoIP communications.

Asset liquidation revenue is earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  It is also earned from more traditional asset disposition services, such as on-site and webcast auctions, liquidations and negotiated sales.  The Company began earning revenue in the asset liquidation segment in the second quarter of 2009 when Counsel RB, its 75%-owned subsidiary that was established in the first quarter of 2009, commenced operations. In addition, the Company earns income via its earnings from equity accounted asset liquidation investments.

Three-Month Period Ended June 30, 2009 Compared to Three-Month Period Ended June 30, 2008

Patent licensing revenue was $0 during the three months ended June 30, 2009 and $1,900 during the same period in 2008.  In 2008 the revenue was from a settlement and license agreement entered into with Sprint.

Patent licensing expense was $1 during the three months ended June 30, 2009 and $1,308 during the same period in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Asset liquidation revenues were $35 during the three months ended June 30, 2009, relating to the dispositions of assets by Counsel RB.  There were no similar revenues in 2008, given that Counsel RB was formed in 2009.

Asset liquidation expense was $0 during the three months ended June 30, 2009 and 2008.

Earnings of equity accounted asset liquidations investments were $392 during the three months ended June 30, 2009 and $0 in the same period of 2008.

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

•
In the second quarter of 2009, third party interest expense was $28, as compared to $0 in 2008.  All of the interest expense in 2009 related to the debt associated with Counsel RB’s second quarter acquisition of assets, and includes $15 amortization of deferred finance costs.

•
In the second quarter of 2009, related party interest expense was $35, as compared to $0 in 2008.  The related party loan outstanding at December 31, 2007 was repaid in full during the first quarter of 2008, and the Company incurred no interest expense during the remainder of 2008.

Six-Month Period Ended June 30, 2009 Compared to Six-Month Period Ended June 30, 2008

Patent licensing revenue was $0 during the six months ended June 30, 2009 and $8,125 during the same period in 2008.  In 2008 the revenue was from settlement and license agreements entered into with AT&T, Verizon and Sprint.

Patent licensing expense was $2 during the six months ended June 30, 2009 and $4,492 during the same period in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Asset liquidation revenues were $35 during the six months ended June 30, 2009, relating to the dispositions of assets by Counsel RB.  There were no similar revenues in 2008, given that Counsel RB was formed in 2009.

Asset liquidation expense was $0 during the six months ended June 30, 2009 and 2008.

Earnings of equity accounted asset liquidations investments was $392 during the six months ended June 30, 2009 and $0 in the same period of 2008.

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

•
In the first six months of 2009, third party interest expense was $28, as compared to $0 in 2008.  All of the interest expense in 2009 related to the debt associated with Counsel RB’s second quarter acquisition of assets, and includes $15 amortization of deferred finance costs.

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

With respect to the internal controls over financial reporting, the Company’s management concluded that, because of the existence of the material weaknesses as discussed below, the Company‘s internal control over financial reporting was not effective as of June 30, 2009.

In June 2009, the Company entered into a patent licensing agreement with an independent third party in Korea.  In connection with this agreement, the Company incorrectly recognized the initial revenue and associated costs in the quarter ended June 30, 2009.  Although C2 and the third party had negotiated the license price and terms, and persuasive evidence of an arrangement existed in the form of a signed contract, which constituted delivery of the license, collectability of the associated revenue was not sufficiently assured to warrant such recognition.  Management concluded that this revenue recognition error resulted from a failure of judgment and a misapplication of the relative GAAP concerning revenue recognition criteria to the specific fact situation of the Korean patent licensing agreement.  C2’s management has, accordingly, concluded that a material weakness in internal control over financial reporting regarding revenue recognition on a non-routine business transaction exists as of June 30, 2009.

In addition, in March 2010, during the audit of the Company’s consolidated financial statements for the year ended December 31, 2009, C2’s management determined that the Company had made an error, in the quarter ended June 30, 2009, in reporting its investments pursuant to partnership, joint venture and limited liability company agreements (collectively, “Joint Ventures”), and the associated revenue and costs, all related to its 75%-owned subsidiary Counsel RB Capital LLC.  The Company incorrectly proportionately consolidated such investments when they should have been accounted for using the equity method of accounting under GAAP.  Management concluded that the misapplication of GAAP to its accounting for non-consolidated Joint Ventures involved in its Asset Liquidation business resulted from a failure to adequately research the GAAP applicable to this new business segment.  C2’s management has, accordingly, concluded that a material weakness in internal control over financial reporting regarding its investments in Joint Ventures and the associated revenue and costs exists as of June 30, 2009.

The impact of these errors on the unaudited condensed consolidated financial statements for the periods ended June 30, 2009 is set out in detail in Note 2 of the unaudited condensed consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 13 of the unaudited condensed consolidated financial statements, which are included in Part I of this Report, and hereby incorporated by reference into this Part II, for a discussion of the Company’s legal proceedings.

Item 1A.  Risk Factors

Other than as reported below, there have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 18, 2009.

We are subject to the risks of entering into a new line of business.
In the first quarter of 2009 the Company established its 75%-owned subsidiary, Counsel RB Capital LLC (“Counsel RB”), which commenced operations in the second quarter of 2009.  As discussed in the unaudited condensed consolidated financial statements included in Part I of this Report, Counsel RB specializes in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada.  The Company has therefore acquired exposure to the risks inherent in this business, such as those associated with the collectability of trade accounts receivable, and inventory valuation and turnover.  Additionally, in connection with Counsel RB’s operations, the Company, together with Counsel, has guaranteed Counsel RB’s variable and fixed rate debt.

If we were to default on our related party loan, Counsel could foreclose on our assets.
At June 30, 2009, Counsel owned 90.9% of the equity of the Company.  Our assets serve as collateral for our related party debt.  In the event that we were to default on this debt, and Counsel foreclosed on our assets, we would be unable to continue our operations as they are presently conducted, if at all.  Our aggregate total debt to Counsel at June 30, 2009 was $1,435.  See Note 12 of the unaudited condensed consolidated financial statements included in Part I of this Report for further discussion of the debt to Counsel.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	LLC Membership Interest Purchase Agreement among Greystone & Co. Holdings LLC and Counsel RB Capital LLC, dated as of May 28, 2009. (1)

10.2	Promissory Note between Counsel RB Capital LLC and Greystone & Co. Holdings LLC, dated as of May 28, 2009. (1)

10.3	Loan and Security Agreement between Israel Discount Bank of New York (as Agent) and Counsel RB Capital LLC, dated as of June 2, 2009. (1)

10.4	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of May 5, 2009. (1)

10.5	Promissory Note for $2,590,989.63 dated May 5, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (1)

10.6	Promissory Note for $90,000.00 dated June 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (1)

10.7	Promissory Note for $128,712.86 dated June 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

Date: May 26, 2010	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and Chief Executive Officer

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary