Form 10-Q/A
period 2009-09-30
C2 Global Technologies Inc
filed 2010-05-26
CIK 849145

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

Explanatory Note

C2 Global Technologies Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009 (the “Original Report”) to amend and restate in Part I the unaudited condensed consolidated balance sheets as at September 30, 2009, the unaudited condensed consolidated interim statements of operations, changes in stockholders’ equity and cash flows for the periods ended September 30, 2009, Notes 1, 2, 3, 4, 5, 7, 11 and 12, Item 2 and Item 4T.  Specifically, the Company’s unaudited condensed consolidated financial statements have been restated for the three and nine months ended September 30, 2009, to include two corrections in the application of accounting principles generally accepted in the United States of America: (i) the recognition of patent licensing revenue in the three months ended September 30, 2009, and (ii) the proportionate consolidation of the Company’s interests in certain Joint Ventures (as defined below and in Note 3 of the unaudited condensed consolidated financial statements included in Part I of this Amended Report).  This Amended Report does not reflect events occurring after the filing of the Original Report; nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands of US dollars, except share and per share amounts)	2009	2008
	(as restated)
	(Note 2)
ASSETS
Current assets:
Cash	$157	$4,076
Accounts receivable	867	—
Inventory - equipment (Note 3)	3,180	—
Other current assets	25	77
Deferred income tax assets (Note 11)	453	875
Total current assets	4,682	5,028
Other assets:
Inventory – real estate (Note 3)	928	—
Asset liquidation investments (Note 3)	1,358	—
Investments (Note 8)	2,867	242
Goodwill (Note 7)	173	173
Deferred income tax assets (Note 11)	507	—
Total assets	$10,515	$5,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,179	$472
Debt payable to third parties (Note 9)	2,822	—
Debt payable to a related party (Note 9)	1,702	—
Total liabilities	5,703	472

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $10.00 par value, convertible, non-redeemable, authorized 10,000,000 shares, issued and outstanding 592 Class N shares at September 30, 2009 and 594 shares at December 31, 2008; liquidation preference of $592 at September 30, 2009 and $594 at December 31, 2008	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 22,718,074 shares at September 30, 2009 and 22,745,530 shares at December 31, 2008	227	227
Additional paid-in capital	274,688	274,761
Accumulated deficit	(270,374)	(270,023)

Stockholders’ equity before non-controlling interest	4,547	4,971
Non-controlling interest in subsidiary	265	—
Total equity	4,812	4,971

Total liabilities and stockholders’ equity	$10,515	$5,443

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands of US dollars, except share and per share amounts)	2009	2008		2009		2008
	(as restated)			(as restated)
	(Note 2)			(Note 2)
Revenue:
Patent licensing	$—		$9,500		$—		$17,625
Asset liquidation (Note 3)	1,869		—		1,904		—
Total revenue	1,869		9,500		1,904		17,625
Operating costs and expenses:
Patent licensing	19		6,097		21		10,589
Asset liquidation (Note 3)	889		—		889		—
Selling, general and administrative	593		312		1,688		868
Depreciation and amortization	—		5		—		15
Total operating costs and expenses	1,501		6,414		2,598		11,472
	368		3,086		(694)		6,153
Earnings of equity accounted asset liquidation investments (Note 3)	51		—		443		—
Operating income (loss)	419		3,086		(251)		6,153
Other income (expenses):
Other income	—		3		22		8
Interest expense – third party	(84)		—		(112)		—
Interest expense – related party	(39)		—		(74)		(43)
Total other income (expenses)	(123)		3		(164)		(35)
Income (loss) from continuing operations before the undernoted	296		3,089		(415)		6,118
Income tax expense (recovery) (Note 11)	65		(936)		12		(6)
Earnings of equity accounted investments (net of $0 tax) (Note 8)	77		(10)		97		(3)
Income (loss) from continuing operations	308		4,015		(330)		6,121
Loss from discontinued operations (net of $0 tax)	—		(3)		—		(9)
Net income (loss) and comprehensive income (loss)	308		4,012		(330)		6,112
Net (income) loss and comprehensive (income) loss attributable to non-controlling interest	(64)		—		(21)		—
Net income (loss) and comprehensive income (loss) attributable to controlling interest	$244		$4,012		$(351)		$6,112

Weighted average common shares outstanding (in thousands)	22,718		22,745		22,725		22,961
Weighted average preferred shares outstanding (in thousands)	1		1		1		1

Earnings (loss) per share – basic and diluted: (Note 4)

Earnings (loss) from continuing operations
Common shares	$0.01		$0.18		$(0.02)		$0.27
Preferred shares	$0.54		$7.05	$	N/A		$10.65

Loss from discontinued operations
Common shares	$—		$—		$—		$—
Preferred shares	$ N/A	$	N/A	$	N/A	$	N/A

Net earnings (loss)
Common shares	$0.01		$0.18		$(0.02)		$0.27
Preferred shares	$0.43		$7.05	$	N/A		$10.65

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended September 30, 2009

(as restated)

(in thousands of US dollars, except number of shares)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated Equity	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$—	$(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—	—
Cancellation of common stock	—	—	(350,000)	(4)	4	—	—	—
Compensation cost related to stock options	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	5,827	—	5,827
Balance at December 31, 2008	594	6	22,745,530	227	274,761	(270,023)	—	4,971
Capital contribution	—	—	—	—	—	—	244	244
Purchase and cancellation of preferred and common stock (Note 13)	(2)	—	(27,456)	—	(126)	—	—	(126)
Compensation cost related to stock options	—	—	—	—	53	—	—	53
Net income (loss) (Note 2)	—	—	—	—	—	(351)	21	(330)
Balance at September 30, 2009	592	$6	22,718,074	$227	$274,688	$(270,374)	$265	$4,812

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)
(unaudited)

	Nine months ended September 30,
	2009	2008
	(as restated)
	(Note 2)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(330)	$6,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	34	—
Amortization of financing costs on debt payable to third party	64	—
Accrued interest added to principal of related party debt	74	—
Stock-based compensation expense	53	65
Earnings (loss) of equity accounted investments	(97)	3
Gain on sale of investments	(21)	—
Depreciation and amortization	—	15

Changes in operating assets and liabilities:
Increase in accounts receivable	(867)	—
Purchase of inventory	(4,108)	—
Investment in asset liquidation investments	(1,358)	—
Decrease (increase) in other assets	52	(88)
Decrease (increase) in deferred income tax assets	(85)	(6)
Increase in accounts payable and accrued liabilities	707	1,809
Net cash provided by (used in) operating activities by continuing operations	(5,882)	7,919
Net cash used in operating activities by discontinued operations	—	(9)
Net cash provided by (used in) operating activities by continuing and discontinued operations	(5,882)	7,910

Cash flows from investing activities:
Investment in significantly influenced company	(2,631)	—
Purchase of investments	—	(125)
Proceeds from sale of investments	121	—
Cash distributions from significantly influenced companies	3	6
Net cash used in investing activities	(2,507)	(119)

Cash flows from financing activities:
Proceeds from issuance of debt payable to third parties	6,126	—
Proceeds from issuance of note payable to a related party	3,188	—
Purchase and cancellation of common shares	(126)	—
Non-controlling interest contribution	244	—
Repayment of debt payable to third parties	(3.402)	—
Repayment of notes payable to a related party	(1,560)	(2,335)
Net cash provided by (used in) financing activities	4,470	(2,335)
Increase (decrease) in cash	(3,919)	5,456
Cash at beginning of period	4,076	67
Cash at end of period	$157	$5,523

Supplemental cash flow information:
Taxes paid	$96	$2
Interest paid	$14	$43

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

Note 2 – Restatement

The Company’s unaudited condensed consolidated financial statements have been restated for the three and nine months ended September 30, 2009, to include two corrections in the application of GAAP.  These were (i) the recognition of patent licensing revenue in the three months ended June 30, 2009, and (ii) the proportionate consolidation of the Company’s interests in certain Joint Ventures (as defined below and in Note 3).

Patent Licensing Revenue Recognition

In June 2009, the Company entered into a patent licensing agreement with an independent third party in Korea.  In connection with this agreement, the Company incorrectly recognized the initial revenue and associated costs in the quarter ended June 30, 2009.  Although C2 and the third party had negotiated the license price and terms, and persuasive evidence of an arrangement existed in the form of a signed contract, which constituted delivery of the license, collectability of the associated revenue was not sufficiently assured to warrant such recognition.  Further, for the quarter ended September 30, 2009, C2’s management determined that the collectability of the revenue was doubtful, and recorded an allowance in the quarter of doubtful accounts for the amount of the revenue recognized in the quarter ended June 30, 2009.

As a consequence, for the nine months ended September 30, 2009, patent licensing revenue was overstated by $950, and associated patent licensing costs were overstated by $585.  As a consequence of recording an allowance in the quarter ended September 30, 2009, operating loss and net loss were understated by $365 in the quarter ended June 30, 2009, and operating income and net income were understated by the same amount in the quarter ended September 30, 2009.  At September 30, 2009, there was no impact on total assets or total liabilities, and there was no impact on the net cash used by continuing operations for the nine months ended September 30, 2009.

Asset Liquidation Investments

In March 2010, during the audit of the Company’s consolidated financial statements for the year ended December 31, 2009, C2’s management determined that the Company had made an error, in the quarters ended June 30, 2009 and September 30, 2009, in reporting its investments pursuant to partnership, joint venture and limited liability company agreements (collectively, “Joint Ventures”), and the associated revenue and costs, all related to Counsel RB.  The Company incorrectly proportionately consolidated such investments when they should have been accounted for using the equity method of accounting under GAAP.

Although the error had no impact on net income (loss) for the three and nine months ended September 30, 2009, asset liquidation revenue was overstated by $79 and $3,146, respectively, asset liquidation expense was overstated by $28 and $2,703, respectively, and earnings of equity accounted asset liquidation investments were understated by $51 and $443, respectively.  At September 30, 2009, both total assets and total liabilities were overstated by $274.  For the nine months ended September 30, 2009, net cash used by continuing operations was overstated by $206, and net cash from financing activities was overstated by $206.

The impact of both corrections on the unaudited condensed consolidated financial statements for the period ended September 30, 2009 is detailed below.  The restatement also affects Notes 1, 3, 4, 5, 7, 11 and 12 to the unaudited condensed consolidated financial statements.

Effect of the restatements on the unaudited condensed consolidated balance sheet

	Previously reported on Form 10-Q	Patent licensing restatement	Counsel RB restatement	As restated

As at September 30, 2009	$	$	$	$
Accounts receivable	1,779	—	(912)	867
Inventory – equipment	4,828	—	(1,648)	3,180

Total current assets	7,242	—	(2,560)	4,682

Inventory – real estate	—	—	928	928
Asset liquidation investments	—	—	1,358	1,358
Total assets	10,789	—	(274)	10,515

Accounts payable and accrued liabilities	1,247	—	(68)	1,179
Debt payable to third parties	3,028	—	(206)	2,822
Total liabilities	5,977	—	(274)	5,703

Accumulated deficit	(270,374)	—	—	(270,374)
Total equity	4,812	—	—	4,812

Total liabilities and stockholders’ equity	10,789	—	(274)	10,515

Effect of the restatements on the unaudited condensed interim consolidated statements of operations

	Previously reported on Form 10-Q	Patent licensing restatement	Counsel RB restatement	As restated
	$	$	$	$
For the three months ended September 30, 2009
Patent licensing revenue	—	—	—	—
Asset liquidation revenue	1,948	—	(79)	1,869
Total revenue	1,948	—	(79)	1,869

Patent licensing expense	11	8	—	19
Asset liquidation expense	917	—	(28)	889
Selling, general and administrative expense	966	(373)	—	593
Total operating costs and expenses	1,894	(365)	(28)	1,501

Earnings of equity accounted asset liquidation investments	—	—	51	51

Operating income	54	365	—	419

Income (loss) from continuing operations	(57)	365	—	308

Net income (loss) and comprehensive income (loss) attributable to controlling interest	(121)	365	—	244

Earnings (loss) per share from continuing operations
Common shares	$(0.01)			$0.01
Preferred shares	N/A			$0.54

Earnings (loss) per share
Common shares	$(0.01)			$0.01
Preferred shares	N/A			$0.43

For the nine months ended September 30, 2009	$	$	$	$
Patent licensing revenue	950	(950)	—	—
Asset liquidation revenue	5,050	—	(3,146)	1,904
Total revenue	6,000	(950)	(3,146)	1,904

Patent licensing expense	598	(577)	—	21
Asset liquidation expense	3,592	—	(2,703)	889
Selling, general and administrative expense	2,061	(373)	—	1,688
Total operating costs and expenses	6,251	(950)	(2,703)	2,598

Earnings of equity accounted asset liquidation investments	—	—	443	443

Operating loss	(251)	—	—	(251)

Loss from continuing operations	(330)	—	—	(330)

Net loss and comprehensive loss attributable to controlling interest	(351)	—	—	(351)

Loss per share from continuing operations
Common shares	$(0.02)			$(0.02)
Preferred shares	N/A			N/A

Loss per share
Common shares	$(0.02)			$(0.02)
Preferred shares	N/A			N/A

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

The Company periodically assesses the value of its deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance.  The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards.  See Note 11 for further discussion of the Company’s income taxes.

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

Note 5 – Liquidity and Capital Resources

At September 30, 2009 the Company had a working capital deficit of $1,021, as compared to working capital of $4,556 at December 31, 2008.  The primary contributor to the change was the commencement of Counsel RB’s operations, with its resulting use of cash to acquire assets for resale, along with the acquisition of third party debt to partially finance these transactions. As well, the Company used cash to invest in Polaroid, and acquired related party debt in connection with financing that investment.  Cash decreased by $3,919, from $4,076 at December 31, 2008 to $157 at September 30, 2009.  At December 31, 2008, $875 of deferred income tax assets were included in current assets; at September 30, 2009 $507 of the Company’s deferred income tax assets have been reclassified as non-current.  At September 30, 2009, third party debt was $2,822 and related party debt was $1,702.  This debt is discussed in more detail in Note 9 and Note 12.

During the first nine months of 2009, the Company recognized $1,904 in revenue from Counsel RB’s operations and $443 in earnings from its asset liquidation investments.  Minimal amounts of cash were received as interest on the Company’s bank deposits or as a distribution from its equity investment in Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  During the first nine months of 2009, the Company repurchased common shares for cancellation for $126, as discussed in Note 13, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements related to recurring operating expenses.

The Company’s liabilities at September 30, 2009 and December 31, 2008 totalled $5,703 and $472, respectively.  At September 30, 2009 these were composed of $4,524 of debt and $1,179 of accounts payable and accrued liabilities. At December 31, 2008, the Company’s liabilities consisted solely of accounts payable and accrued liabilities.  The Company had no other commitments at September 30, 2009 or December 31, 2008, and no off balance sheet arrangements at either date.

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

Note 6 – Stock-based Compensation

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

The following summarizes information regarding all stock options outstanding at September 30, 2009 and 2008:

September 30, 2009

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

$ 0.15 to $ 1.39	750,000	3.53	$0.83	551,250	3.12	$0.88
$ 1.40 to $ 3.00	159,448	0.92	$2.94	159,448	0.92	$2.94
$ 6.88 to $ 15.62	2,965	1.27	$14.99	2,965	1.27	$14.99
$55.00 to $ 71.26	78,083	0.28	$57.09	78,083	0.28	$57.09
$78.00 to $127.50	3,531	0.81	$111.46	3,531	0.81	$111.46
	994,027	2.84	$6.02	795,277	2.38	$7.35

September 30, 2008

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

$ 0.51 to $ 1.39	710,000	4.36	$0.87	407,500	3.86	$0.91
$ 1.40 to $ 3.00	159,448	1.92	$2.94	159,448	1.92	$2.94
$ 6.88 to $ 15.62	2,965	2.27	$14.99	2,965	2.27	$14.99
$48.76 to $ 71.26	121,055	0.98	$57.54	121,055	0.98	$57.54
$78.00 to $127.50	3,531	1.81	$111.46	3,531	1.81	$111.46
	996,999	3.54	$8.51	694,499	2.90	$11.87

Note 7 – Composition of Certain Financial Statements Captions

The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2009 (as restated)	December 31, 2008
Regulatory and legal fees	$240	$51
Accounting, auditing and tax consulting	83	95
Patent licensing costs	15	135
Asset liquidation costs	631	—
Sales and other taxes	74	62
Remuneration and benefits	85	87
Other	51	42

Total accounts payable and accrued liabilities	$1,179	$472

Note 8 – Investments

The Company’s investments as at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2009
Buddy Media, Inc.	$124	$224
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	18	18
Polaroid	2,725	—

Total investments	$2,867	$242

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

Note 9 – Debt

At September 30, 2009, the Company’s outstanding debt was $4,524.  There was no outstanding debt at December 31, 2008.  Details of the debt are as follows:

	September 30, 2009
	(as restated)
	Gross debt	Financing costs (1)	Reported debt
Promissory Note	$1,392	$—	$1,392
Revolving Credit Facility	1,558	(128)	1,430

Related party debt	1,702	—	1,702
	4,652	(128)	4,524
Less current portion	4,652	(128)	4,524
Long-term debt, less current portion	$—	$—	$—

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

Revolving credit facility

Also in connection with Counsel RB’s asset acquisition, Counsel RB arranged a revolving credit facility (the “Credit Facility”) with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”), in order to finance the acquisition of eligible equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.5%, or 5%, matures one year from the date of closing of the acquisition, and has an initial balance of approximately US $1.4 million.  The maximum borrowing available under the Credit Facility, exclusive of the initial balance, is US $7.5 million, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of the Company’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired.  The Credit Facility contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At September 30, 2009 the balance of the Credit Facility, including accrued interest and net of deferred financing charges, was $1,430.

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

Note 10 – Patent Participation Fee

In the fourth quarter of 2003, C2 acquired the VoIP Patent from a third party.  Consideration paid was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.  No expense was accrued during the first nine months of 2009, compared to $2,500 during the first nine months of 2008.

Note 11 – Income Taxes

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

Commitments

As discussed in Note 9, the Company, together with Counsel, has guaranteed the Promissory Note and the Credit Facility held by Counsel RB. As well, Counsel RB has guaranteed $200 mortgage debt held by a Joint Venture in which it holds an investment. The mortgage debt is a demand loan that bears interest at 6.95%.  As of the date of this Report, neither the Company nor Counsel have been required to make any payments relating to these guarantees.

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

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  The table below presents information about the segments of the Company as of and for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30, 2009 Reportable Segments
	(as restated)

	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$—	$1,869	$1,869
Earnings from equity accounted asset liquidation investments	—	51	51
Other income	—	—	—
Interest expense	—	84	84
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	(27)	588	561
Investment in equity accounted asset liquidation investments	—	1,358	1,358
Segment assets	198	6,461	6,659

	For the Three Months Ended September 30, 2008 Reportable Segments

	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$9,500	$—	$9,500
Earnings from equity accounted asset liquidation investments	—	—	—
Other income	—	—	—
Interest expense	—	—	—
Depreciation and amortization	5	—	5
Segment income from continuing operations	3,349	—	3,349
Investment in equity accounted asset liquidation investments	—	—	—
Segment assets	178	—	178

	For the Nine Months Ended September 30, 2009 Reportable Segments
	(as restated)

	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$—	$1,904	$1,904
Earnings from equity accounted asset liquidation investments	—	443	443
Other income	—	—	—
Interest expense	—	112	112
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	(42)	415	373
Investment in equity accounted asset liquidation investments	—	1,358	1,358
Segment assets	198	6,461	6,659

	For the Nine Months Ended September 30, 2008 Reportable Segments
	Patent Licensing	Asset Liquidation	Total
Revenues from external customers	$17,625	$—	$17,625
Earnings from equity accounted asset liquidation investments	—	—	—
Other income	—	—	—
Interest expense	—	—	—
Earnings from equity accounted investments	—	—	—
Depreciation and amortization	15	—	15
Segment income (loss) from continuing operations	6,943	—	6,943
Investment in equity accounted asset liquidation investments	—	—	—
Segment assets	178	—	178

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	(as restated)		(as restated)

Total other income and earnings from equity accounted investments for reportable segments	$51	$—	$443	$—
Unallocated other income (loss) and earnings (loss) from equity investments from corporate accounts	77	(7)	119	5
	$128	$(7)	$562	$5

Total interest expense for reportable segments	$84	$—	$112	$—
Unallocated interest expense from related party debt	39	—	74	43
	$123	$—	$186	$43

Total depreciation and amortization for reportable segments	$—	$5	$—	$15
Other unallocated depreciation from corporate assets	—	—	—	—
	$—	$5	$—	$15

Total segment income (loss)	$561	$3,349	$373	$6,943
Other income (expense)	77	(7)	119	5
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(265)	(263)	(810)	(833)
Income tax expense (recovery)	65	(936)	12	(6)
Net income (loss) from continuing operations	$308	$4,015	$(330)	$6,121

Segment assets	$6,659	$178	$6,659	$178
Intangible assets not allocated to segments	—	—	—	—
Other assets not allocated to segments(1)	3,856	7,269	3,856	7,269
	$10,515	$7,447	$10,515	$7,447

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

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

Restatement

The Company’s unaudited condensed consolidated financial statements have been restated for the three and nine months ended September 30, 2009, to include two corrections in the application of GAAP.  These were (i) the recognition of patent licensing revenue in the three months ended June 30, 2009, and (ii) the proportionate consolidation of the Company’s interests in certain Joint Ventures (as defined below and in Note 3 of the unaudited condensed consolidated financial statements included in Part I of this Report.).

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

The impact of both corrections on the unaudited condensed consolidated financial statements for the periods ended September 30, 2009 is detailed in Note 2 of the unaudited condensed consolidated financial statements.

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

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet	U.S. No. 6,243,373	Issued: June 5, 2001
	Telephone System		Expires: November 1, 2015
(“VoIP Patent”)
		Australia No. 716096	Issued: June 1, 2000
Expires: October 29, 2016

		People’s Republic of	Issued: December 14, 2005
		China No. ZL96199457.6	Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005
Expires: October 29, 2016

		Hong Kong	Issued: August 11, 2006
		No. HK1018372	Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007 [1]

	Voice Internet Transmission	U.S. No. 6,438,124	Issued: August 20, 2002
	System		Expires: July 22, 2018
(“C2 Patent”)
		People’s Republic of	Issued: May 21, 2004
		China No. ZL97192954.8	Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006
Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008
Expires: February 5, 2017

		South Korea No. 892950	Issued: April 3, 2009
Expires: February 5, 2017

	Private IP Communication	U.S. No. 7,215,663	Issued: May 8, 2007
	Network Architecture		Expires: June 12, 2017

Conferencing	Delay Synchronization in	U.S. No. 5,754,534	Issued: May 19, 1998
	Compressed Audio System		Expires: May 6, 2016

	Volume Control Arrangement	U.S. No. 5,898,675	Issued: April 27, 1999
	for Compressed Information		Expires: April 29, 2016
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

Contractual obligations

The following table summarizes the amounts of payments due, including accrued interest to September 30, 2009 and estimated interest to maturity, under specified contractual obligations outstanding at September 30, 2009:

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory Note	$1,446	$1,446	$—	$—	$—
Revolving Credit Facility	1,611	1,611	—	—	—

Related party debt	1,876	1,876	—	—	—
Total	$4,933	$4,933	$—	$—	$—

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At September 30, 2009 the Company had a working capital deficit of $1,021, as compared to working capital of $4,556 at December 31, 2008.  The primary contributor to the change was the commencement of Counsel RB’s operations, with its resulting use of cash to acquire assets for resale, along with the acquisition of third party debt to partially finance these transactions. As well, the Company used cash to invest in Polaroid and acquired related party debt in connection with financing that investment.  Cash decreased by $3,919, from $4,076 at December 31, 2008 to $157 at September 30, 2009.  At December 31, 2008, $875 of deferred income tax assets were included in current assets; at September 30, 2009 $507 of the Company’s deferred income tax assets have been reclassified as non-current.  At September 30, 2009, third party debt was $2,822 and related party debt was $1,702.  This debt is discussed in more detail in Note 9 and Note 12 in the unaudited condensed consolidated financial statements contained in Part I of this Report.

During the first nine months of 2009, the Company recognized $1,904 in revenue from Counsel RB’s operations and $443 in earnings from its asset liquidation investments.  Minimal amounts of cash were received as interest on the Company’s bank deposits or as a distribution from its equity investment in Knight’s Bridge Capital Partners Internet Fund No. I GP LLC.  During the first nine months of 2009, the Company repurchased common shares for cancellation for $126, as discussed in Note 13, and remitted $139 relating to a patent participation fee that was outstanding at December 31, 2008.  The remainder of the cash disbursements related to recurring operating expenses.

The Company’s liabilities at September 30, 2009 and December 31, 2008 totalled $5,703 and $472, respectively.  At September 30, 2009 these were composed of $4,524 of debt and $1,179 of accounts payable and accrued liabilities. At December 31, 2008, the Company’s liabilities consisted solely of accounts payable and accrued liabilities.  The Company had no other commitments at September 30, 2009 or December 31, 2008, and no off balance sheet arrangements at either date.

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

Cash Position and Cash Flows

Cash at September 30, 2009 was $157 as compared to $4,076 at December 31, 2008, a decrease of $3,919.

Cash provided by or used in operating activities Cash used in operating activities during the nine months ended September 30, 2009 was $5,882, as compared to cash provided of $7,910 during the same period in 2008.

The most significant operating uses of cash during the first nine months of 2009 were the $4,108 increase in Counsel RB’s inventory, the investment of $1,358 in asset liquidation investments, and the recording of $867 of accounts receivable, primarily relating to Counsel RB operations.  The most significant source of cash during the first nine months was an increase of $707 in accounts payable and accrued liabilities, as compared to an increase of $1,809 for the same period in 2008.  The change in 2009 includes $649 of Counsel RB’s liabilities, which had no corresponding amount in 2008.  The increase in 2008 was primarily due to patent participation fees, of which $1,832 were outstanding at September 2008, as compared to $0 outstanding at September 2009.  During the first nine months of 2009 the Company increased its deferred income tax assets by $85, as compared to an increase of $6 during the first nine months of 2008.  Additionally, during the first nine months of 2009, $98 of accrued interest was added to third party and related party debt, and $74 of deferred financing costs were amortized.  In 2009, the Company recognized income from its equity investments of $97, compared to a loss of $3 in 2008.

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

Cash provided by or used in financing activities  Financing activities provided net cash of $4,470 during the nine months ended September 30, 2009, as compared to using $2,335 for the same period in 2008.  In 2009, net $2,724 was provided from notes issued to third parties in connection with Counsel RB’s operations, and net $1,628 was provided from a note issued to Counsel in connection with the Company’s investment in Polaroid.  As well, $126 was used to purchase and cancel 27,456 and 2 of the Company’s common and preferred shares, respectively.  $244 was provided by the non-controlling interest in Counsel RB.  The sole financing activity in 2008 was the repayment of the debt owing to Counsel at December 31, 2007.

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

Patent licensing expense was $19 during the three months ended September 30, 2009 and $6,097 during the same period in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Asset liquidation revenues were $1,869 during the three months ended September 30, 2009, relating to the dispositions of assets by Counsel RB.  There were no similar revenues in 2008, given that Counsel RB was formed in 2009.

Asset liquidation expense was $889 during the three months ended September 30, 2009.  There was no similar expense in 2008, given that Counsel RB was formed in 2009.

Earnings of equity accounted asset liquidation investments was $51 during the three months ended September 30, 2009 and $0 in the same period of 2008.

Selling, general and administrative expense was $593 during the three months ended September 30, 2009 as compared to $312 for the three months ended September 30, 2008.  The significant items included:

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

•
In the third quarter of 2009, third party interest expense was $84, as compared to $0 in 2008.  All of the interest expense in 2009 relates to the debt associated with Counsel RB’s second quarter acquisition of assets, and includes $49 amortization of deferred finance costs.

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

Nine-Month Period Ended September 30, 2009 Compared to Nine-Month Period Ended September 30, 2008

Patent licensing revenues was $0 during the nine months ended September 30, 2009 and $17,625 during the same period in 2008.  In 2008 the revenue was from settlement and license agreements entered into with several telecommunications carriers.

Patent licensing expense was $21 during the nine months ended September 30, 2009 and $10,589 during the same period in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Asset liquidation revenues were $1,904 during the nine months ended September 30, 2009, relating to the dispositions of assets by Counsel RB.  There were no similar revenues in 2008, given that Counsel RB was formed in 2009.

Asset liquidation expense was $889 during the nine months ended September 30, 2009.

Earnings of equity accounted asset liquidation investments were $443 during the nine months ended September 30, 2009 and $0 in the same period of 2008.

Selling, general and administrative expense was $1,688 during the nine months ended September 30, 2009 as compared to $868 for the nine months ended September 30, 2008.  The significant items included:

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

•
In the first nine months of 2009, third party interest expense was $112, as compared to $0 in 2008.  All of the interest expense in 2009 relates to the debt associated with Counsel RB’s second quarter acquisition of assets, and includes $64 amortization of deferred finance costs.

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

With respect to the internal controls over financial reporting, the Company’s management concluded that, because of the existence of the material weaknesses as discussed below, the Company‘s internal control over financial reporting was not effective as of September 30, 2009.

In June 2009, the Company entered into a patent licensing agreement with an independent third party in Korea.  In connection with this agreement, the Company incorrectly recognized the initial revenue and associated costs in the quarter ended June 30, 2009.  Although C2 and the third party had negotiated the license price and terms, and persuasive evidence of an arrangement existed in the form of a signed contract, which constituted delivery of the license, collectability of the associated revenue was not sufficiently assured to warrant such recognition.  Further, for the quarter ended September 30, 2009 C2’s management determined that the collectability of the revenue was doubtful, and recorded an allowance in the quarter for doubtful accounts for the full amount of the revenue recognized in the quarter ended June 30, 2009.  Management concluded that this revenue recognition error resulted from a failure of judgment and a misapplication of the relative GAAP concerning revenue recognition criteria to the specific fact situation of the Korean patent licensing agreement.  C2’s management has, accordingly, concluded that a material weakness in internal control over financial reporting regarding revenue recognition on a non-routine business transaction exists as of September 30, 2009.

In addition, in March 2010, during the audit of the Company’s consolidated financial statements for the year ended December 31, 2009, C2’s management determined that the Company had made an error, in the quarters ended June 30 and September 30, 2009, in reporting its investments pursuant to partnership, joint venture and limited liability company agreements (collectively, “Joint Ventures”), and the associated revenue and costs, all related to its 75%-owned subsidiary Counsel RB Capital LLC.  The Company incorrectly proportionately consolidated such investments when they should have been accounted for using the equity method of accounting under GAAP.  Management concluded that the misapplication of GAAP to its accounting for non-consolidated Joint Ventures involved in its Asset Liquidation business resulted from a failure to adequately research the GAAP applicable to this new business segment.  C2’s management has, accordingly, concluded that a material weakness in internal control over financial reporting regarding its investments in Joint Ventures and the associated revenue and costs exists as of September 30, 2009.

The impact of these errors on the unaudited condensed consolidated financial statements for the periods ended September 30, 2009 is set out in detail in Note 2 of the unaudited condensed consolidated financial statements.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Promissory Note for $200,000.00 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (1)

10.2	Promissory Note for $90,000.00 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (1)

10.3	Promissory Note for $87,806.64 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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