Form 10-Q
period 2010-06-30
C2 Global Technologies Inc
filed 2010-08-06
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 5, 2010, there were 22,718,074 shares of common stock, $0.01 par value, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.
C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands of US dollars, except share and per share amounts)	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash	$1,856	$93
Accounts receivable (net of $0 allowance for doubtful accounts)	120	1,000
Note receivable	—	653
Deposits	125	300
Inventory – equipment	306	442
Other current assets	36	110
Deferred income tax assets	453	729
Total current assets	2,896	3,327
Other assets:
Inventory – real estate	1,273	1,396
Asset liquidation investments	4,750	3,943
Investments	2,933	2,788
Goodwill	173	173
Total assets	$12,025	$11,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,409	$1,457
Income taxes payable	126	26
Debt payable to third parties	4,301	4,626
Debt payable to a related party	121	1,564
Total liabilities	5,957	7,673

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at June 30, 2010 and December 31, 2009, liquidation preference of $592 at June 30, 2010 and December 31, 2009	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 22,718,074 shares at June 30, 2010 and December 31, 2009	227	227
Additional paid-in capital	274,741	274,706
Accumulated deficit	(269,915)	(271,287)
	5,059	3,652
Non-controlling interest in subsidiary	1,009	302
Total stockholders’ equity	6,068	3,954
Total liabilities and stockholders’ equity	$12,025	$11,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of US dollars, except share and per share amounts)	2010	2009	2010	2009

Revenue:
Asset liquidation	$488	$35	$2,721	$35
	488	35	2,721	35
Operating costs and expenses:
Asset liquidation	298	—	1,836	—
Patent licensing	—	1	7	2
Selling, general and administrative	610	708	1,236	1,095
Total operating costs and expenses	908	709	3,079	1,097
	(420)	(674)	(358)	(1,062)
Earnings of equity accounted asset liquidation investments	2,601	392	3,038	392
Operating income (loss)	2,181	(282)	2,680	(670)
Other income (expenses):
Other income (expenses)	(108)	21	(109)	22
Interest expense – third party	(97)	(28)	(198)	(28)
Interest expense – related party	(35)	(35)	(64)	(35)
Total other income (expenses)	(240)	(42)	(371)	(41)
Income (loss) from continuing operations before the undernoted	1,941	(324)	2,309	(711)
Earnings of other equity accounted investments (net of $0 tax)	73	19	151	20
Income tax expense (recovery)	314	(46)	381	(53)
Net income (loss) and comprehensive income (loss)	1,700	(259)	2,079	(638)
Net (income) loss and comprehensive (income) loss attributable to non-controlling interest	(551)	6	(707)	43
Net income (loss) and comprehensive income (loss) attributable to controlling interest	$1,149	$(253)	$1,372	$(595)

Weighted average common shares outstanding (in thousands)	22,718	22,718	22,718	22,729
Weighted average preferred shares outstanding (in thousands)	1	1	1	1

Earnings (loss) per share – basic and diluted:

Earnings (loss) before (income) loss attributable to non-controlling interest
Common shares	$0.07	$(0.01)	$0.09	$(0.03)
Preferred shares	$2.99	N/A	$3.66	N/A

Earnings (loss) attributable to controlling interest
Common shares	$0.05	$(0.01)	$0.06	$(0.03)
Preferred shares	$2.02	N/A	$2.41	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended June 30, 2010

(in thousands of US dollars, except share amounts)
(unaudited)

`	Preferred stock		Common stock		Additional paid-in	Accumulated Equity	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$—	$(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—	—
Cancellation of common stock	—	—	(350,000)	(4)	4	—	—	—
Compensation cost related to stock options	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	5,827	—	5,827
Balance at December 31, 2008	594	6	22,745,530	227	274,761	(270,023)	—	4,971
Capital contribution	—	—	—	—	—	—	237	237
Purchase and cancellation of preferred and common stock	(2)	—	(27,456)	—	(126)	—	—	(126)
Compensation cost related to stock options	—	—	—	—	71	—	—	71
Net income (loss)	—	—	—	—	—	(1,264)	65	(1,199)
Balance at December 31, 2009	592	6	22,718,074	227	274,706	(271,287)	302	3,954
Compensation cost related to stock options	—	—	—	—	35	—	—	35
Net income	—	—	—	—	—	1,372	707	2,079
Balance at June 30, 2010	592	$6	22,718,074	$227	$274,741	$(269,915)	$1,009	$6,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands of US dollars)	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,079	$(638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	9	13
Amortization of financing costs on debt payable to third party	80	15
Accrued interest added to principal of related party debt	64	35
Stock-based compensation expense	35	36
Earnings of other equity accounted investments	(151)	(20)
Writedown of inventory	(123)	—
Decrease (increase) in deferred income tax assets	276	(146)
Gain on sale of investments	—	(21)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	880	(532)
Decrease in note receivable	653	—
Decrease in deposits	175	—
Decrease (increase) in inventory	382	(3,313)
Increase in asset liquidation investments	(807)	(1,325)
Decrease (increase) in other assets	(6)	36
Increase (decrease) in accounts payable and accrued liabilities	(48)	654
Increase in income taxes payable	100	—
Net cash provided by (used in) operating activities	3,598	(5,206)

Cash flows from investing activities:
Investments	(286)	(2,621)
Cash distributions from investments	292	3
Proceeds from sale of investments	—	121
Net cash provided by (used in) investing activities	6	(2,497)

Cash flows from financing activities:
Proceeds from issuance of debt payable to third parties	5,228	3,915
Proceeds from issuance of note payable to a related party	1,312	2,810
Purchase and cancellation of common shares	—	(125)
Repayment of debt payable to a third party	(5,562)	(1,581)
Repayment of note payable to a related party	(2,819)	(1,410)
Non-controlling interest contribution	—	244
Net cash provided by (used in) financing activities	(1,841)	3,853
Increase (decrease) in cash	1,763	(3,850)
Cash at beginning of period	93	4,076
Cash at end of period	$1,856	$226

Supplemental cash flow information:
Taxes paid	21	92
Interest paid	79	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of C2 Global Technologies Inc. together with its subsidiaries, including C2 Communications Technologies Inc., C2 Investments Inc. and Counsel RB Capital LLC (“Counsel RB”).  These entities, on a combined basis, are referred to as “C2”, the “Company”, “we” or “our” in these financial statements.  Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as outlined in the FASB Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which C2 exercises control.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2010.

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

Significant estimates include the assessment of collectability of revenue recognized, accounts receivable valuation, inventory valuation, investment valuation, valuation of goodwill and intangible assets, valuation of deferred income tax assets, liabilities, and stock-based compensation.  These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

Future accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (“ASU 2009-13”).  ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable revenue arrangements, and establishes a hierarchy of selling prices to determine the selling price of each specific deliverable.  As part of this, ASU 2009-13 eliminates the residual method for allocating revenue among the elements of an arrangement and requires that consideration be allocated at the inception of an arrangement.  As well, it expands disclosure requirements.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and therefore will be adopted by the Company on January 1, 2011.  At June 30, 2010, the Company has no revenue generating activities that would be impacted by the adoption of ASU 2009-13.

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (“ASU 2010-20”).  ASU 2010-20 amends an entity’s disclosures about its receivables by requiring more detailed and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  Financing receivables are defined as contractual rights to receive money on demand or on fixed or determinable dates, which rights are recognized as an asset in the entity’s statement of financial position.  The objective is to improve financial statement users’ understanding of 1) the nature of the credit risk associated with an entity’s financing receivables, and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  For information as of the end of a reporting period, ASU 2010-20 is effective for the first interim or annual reporting period ending on or after December 15, 2010.  For information about activity during a reporting period, ASU 2010-20 is effective for the first interim or annual reporting period beginning after December 15, 2010.  The Company is currently evaluating the impact of adopting ASU 2010-20.

The FASB, the EITF and the SEC have issued other accounting pronouncements and regulations during 2009 and 2010 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Note 3 – Stock-based Compensation

At June 30, 2010 the Company had five stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements contained in the Company’s most recently filed Annual Report on Form 10-K.

The Company’s total compensation cost related to stock options for the three and six months ended June 30, 2010 is $17 and $35, respectively, as compared to $18 and $36 for the same periods in 2009.  The fair value compensation costs of unvested stock options in the first six months of 2010 and 2009 were determined using the Black-Scholes Option Pricing Model for grant dates between 2006 and 2010.  Historical inputs to the model for this period included expected volatility between 79% and 258%, risk-free interest rates between 1.37% and 5.07%, expected life of 4.75 years, and an expected dividend yield of zero.  The Company’s estimated forfeiture rate of its stock options is nil.

No tax benefit from stock-based compensation was recognized in the first six months of either 2010 or 2009, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during either period.

On March 31, 2010, 40,000 options, having an exercise price and fair value of $0.08, were granted to the Company’s independent directors in accordance with their compensation plan, which includes a grant of 10,000 options annually to each independent director on March 31 or the next business day.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 258%, a risk-free interest rate of 1.4%, an expected term of 4.75 years, and an expected dividend yield of zero.  These were the only options granted during the first six months of 2010.  A similar grant of 40,000 options was made during the first six months of 2009.

The following summarizes the changes in common stock options for the six months ended June 30, 2010 and 2009, respectively:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	994,027	$6.02
Granted	40,000	$0.08
Expired	(80,781)	$59.25
Outstanding at June 30, 2010	953,246	$1.26

Options exercisable at June 30, 2010	749,496	$1.44

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	979,027	$7.73
Granted	40,000	$0.15
Expired	(15,000)	$58.23
Outstanding at June 30, 2009	1,004,027	$6.67

Options exercisable at June 30, 2009	699,027	$9.26

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

Options and warrants are included in the calculation of diluted earnings per share, since the instruments are assumed to be exercised or converted, except when their effect would be anti-dilutive.  For the three and six months ended June 30, 2010, the net effect of including the Company’s potential common shares did not change the EPS amount, and therefore diluted EPS equals basic EPS.  For the three and six months ended June 30, 2009, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS equals basic EPS.

Potential common shares that were not included in the computation of earnings (loss) per share because they would have been anti-dilutive are as follows:

	June 30,
	2010	2009

Assumed exercise of options and warrant to purchase shares of common stock	873,246	2,004,027

Note 5 – Composition of Certain Financial Statements Captions

The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Accounts payable and accrued liabilities consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Regulatory and legal fees	$517	$628
Accounting, auditing and tax consulting	152	89
Patent licensing costs	2	—
Due to joint venture partners	349	522
Sales and other taxes	71	62
Remuneration and benefits	236	91
Other	82	65

Total accounts payable and accrued liabilities	$1,409	$1,457

Note 6 – Investments

The Company’s investments as at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Buddy Media, Inc.	$124	$124
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	18	18
Polaroid	2,791	2,646

Total investments	$2,933	$2,788

Buddy Media, Inc.

The Company accounts for its investment under the cost method.  Based on its analysis of Buddy Media’s financial statements and projections as at June 30, 2010, the Company concluded that the investment’s cost is the best available estimate of its fair value.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

The Company accounts for its investment under the equity method.  For the year ended December 31, 2009, the Company recorded $6 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $5.  During the first six months of 2010, the Company recorded $3 as its share of Knight’s Bridge GP’s earnings, and received $3 of cash distributions.  Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at June 30, 2010, the Company concluded that there has been no other than temporary impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

Polaroid

Effective May 5, 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  The investment was made as part of a joint venture investor group (the “JV Group”) that includes both related parties and non-related parties.  The JV Group formed two operating companies (collectively, “Polaroid”) to hold the acquired intellectual property (PLR IP Holdings, LLC) and inventory (PLR Acquisition, LLC).  The Company, the related parties and two of the unrelated parties formed KPL, LLC (“KPL” or the “LLC”) to pool their individual investments in Polaroid.  The pooled investments totalled approximately $19 million of the aggregate purchase price of approximately $55 million.  KPL is managed by a related party, Knight’s Bridge Capital Partners Management, L.P. (the “Management LP”), who acts as the General Partner of the LLC.  The Management LP is a wholly-owned subsidiary of the Company’s majority shareholder, Counsel Corporation (together with its subsidiaries, “Counsel”).

C2’s initial investment in the LLC had two components:

•
$530 of Class D units.  These units are subject to a 2% annual management fee, payable to the General Partner.  The units have a 10% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.  This investment is approximately 1% of Polaroid and approximately 3% of the LLC.  Following cash distributions of $46 in the fourth quarter of 2009 and $56 in the first six months of 2010, the initial investment has been reduced to $428.

•
$2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment.  The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel.  The $2,091 was Counsel’s share of the LP’s investment and was funded by Counsel.  Subsequent to making the investment in the LP, Counsel sold, to C2, the economic benefit of its indirect investment in Polaroid in return for a loan (under a pre-existing loan facility that is discussed in more detail in Note 7 and Note 10) bearing interest at 10% per annum.  C2 is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment.  The economic interest entitles C2 to an 8% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest.  This investment is approximately 3% of Polaroid and approximately 11% of the LLC.  Following additional investments totalling $21 in 2009 and the first six months of 2010, and cash distributions of $186 in the fourth quarter of 2009 and $233 in the first six months of 2010, the initial investment has been reduced to $1,693.

The Company accounts for its investment in the LLC under the equity method.  For the year ended December 31, 2009, the Company recorded $246 as its cumulative share of earnings.  During the first six months of 2010, the Company recorded $140 as its share of earnings with respect to its original investment.  During 2009, subsequent to its initial investment, the Company invested an additional $10 as its share of the management fees referenced above, and invested an additional $11 in the first quarter of 2010.

In the second quarter of 2010, the Company invested an additional $275 in the LLC, as its share of the LLC’s additional $1,915 investment in PLR IP Holdings, LLC (“PLR IP”).  The purpose of the investment was to enable PLR IP to assist its anchor licensee to settle a legacy supplier issue.  The LLC will earn a 10% per annum preferred return on its investment.  In the second quarter of 2010, the Company recorded $8 as its share of earnings with respect to this additional investment.

At June 30, 2010, the Company estimates that the fair value of its investment in Polaroid significantly exceeds its book value.

Note 7 – Debt

At June 30, 2010 and December 31, 2009 the Company’s outstanding debt was $4,422 and $6,190, respectively.  Details of the debt are as follows.

	June 30, 2010	December 31, 2009

Promissory note	$—	$1,413
Revolving credit facility	4,301	3,213
	4,301	4,626
Debt payable to a related party	121	1,564
	4,422	6,190
Less current portion	4,422	6,190
Long-term debt	$—	$—

Promissory note

In connection with Counsel RB’s acquisition of assets in June 2009, Counsel RB issued a promissory note with a principal amount of approximately $1.36 million (the “Promissory Note”) to the vendor.  The Promissory Note bore interest at 6% annually, with both principal and interest payable one year from the date of the issuance, and contained other terms and provisions customary for agreements of this nature.  The Promissory Note was repaid in full in May 2010.

Revolving credit facility

Counsel RB has a revolving credit facility (the “Credit Facility”) with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”), in order to finance the acquisition of eligible equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.5% or 5%, and the maximum borrowing available under the Credit Facility is US $7.5 million, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired.  The Credit Facility contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At June 30, 2010 and December 31, 2009 the balance of the Credit Facility, including accrued interest, was $4,301 and $3,213, respectively, and the Company was in compliance with all covenants of the facility.

Debt payable to a related party

During the first six months of 2010, the Company made net repayments of $1,507 to Counsel to reduce the balance owing under an existing loan facility (the “Counsel Loan”) that bears interest at 10% and is due on demand.  At June 30, 2010 and December 31, 2009 the balance of the Counsel Loan, including accrued interest, was $121 and $1,564, respectively.

For further discussion of the related party debt and other transactions with Counsel, see Note 10.

Note 8 – Patent Participation Fee

In the fourth quarter of 2003, C2 acquired patent rights associated with the VoIP Patent from a third party.  Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.  The $100 cost of the patent rights was recorded as an intangible asset in the Company’s financial statements, and was amortized on a straight-line basis over the five years ending December 31, 2008.  Equivalent patent rights have been granted or validated in Australia, Canada, China, Europe and Hong Kong, the earliest of which expire in 2015.  No patent participation fee is payable for the six month period ended June 30, 2010.

Note 9 – Income Taxes

In the second quarter of 2010, the Company recognized current income tax expense of $103 and deferred income tax expense of $211, increasing the aggregate current income tax expense and deferred income tax expense for the six months ended June 30, 2010 to $106 and $275, respectively.  The net deferred income tax expense in the current year is primarily due to a change in estimate of the tax effect of available tax loss carryforwards expected to be utilized.  The remaining $453 net deferred income tax asset balance at June 30, 2010 therefore reflects the tax benefit of available tax losses considered “more likely than not” to be utilized during the remainder of 2010 and 2011.  The Company recognized a net deferred income tax recovery of $53 in the six months ended June 30, 2009, primarily due to a change in estimate of the tax effect of available tax loss carryforwards expected to be utilized in the future.

As at June 30, 2010, the unrecognized tax benefit determined pursuant to the Income Taxes Topic of the ASC is $12,059.  There has been no change in the second quarter of 2010 in the estimate of the balance of unrecognized tax benefits previously determined.

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

The Company’s estimated remaining federal tax loss carryforwards at June 30, 2010 are comprised of approximately $54,600 of unrestricted net operating tax losses, $32,100 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,600 of unrestricted capital losses, substantially all of which expire at the end of 2010.

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

Note 10 – Related Party Transactions

Transactions with Counsel

At June 30, 2010 the Company was indebted to Counsel in the amount of $121, as compared to $1,564 at December 31, 2009.  The debt is secured by a collateralized promissory note and loan agreement.  The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced.  The Counsel Loan has been amended several times, most recently during the second quarter of 2009 when it was converted into a demand loan.  The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

As consideration for Counsel’s assistance, during the second quarter of 2010, in completing a transaction in Canada, Counsel RB paid Counsel a fee of $25.

Counsel Management Services

Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, C2 agrees to pay Counsel for ongoing services provided to C2 by Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  For the year ended December 31, 2009, the amount payable pursuant to the Agreement was $360, and $180 of that amount was expensed in the first six months of 2009.  Counsel has continued to provide these services in 2010 on the same cost basis, resulting in an expense of $180 for the first six months of 2010.

Note 11 – Segment Reporting

Effective the fourth quarter of 2005, the Company operated in a single business segment, Patent Licensing.  With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  The table below presents information about the segments of the Company as of and for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30, 2010
	Reportable Segments
	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$488	$—	$488
Earnings from equity accounted asset liquidation investments	2,601	—	2,601
Other expense	(108)	—	(108)
Interest expense	(97)	—	(97)
Segment income (loss)	2,208	(6)	2,202
Investment in equity accounted asset liquidation investees at June 30	4,750	—	4,750
Segment assets at June 30	8,891	202	9,093

	For the Three Months Ended June 30, 2009
	Reportable Segments
	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$35	$—	$35
Earnings from equity accounted asset liquidation investments	392	—	392
Interest expense	(28)	—	(28)
Segment loss	(26)	(9)	(35)
Investment in equity accounted asset liquidation investees at June 30	1,325	—	1,325
Segment assets at June 30	5,191	198	5,389

	For the Six Months Ended June 30, 2010
	Reportable Segments
	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$2,721	$—	$2,721
Earnings from equity accounted asset liquidation investments	3,038	—	3,038
Other expense	(109)	—	(109)
Interest expense	(198)	—	(198)
Segment income (loss)	2,856	(14)	2,842

	For the Six Months Ended June 30, 2009
	Reportable Segments
	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$35	$—	$35
Earnings from equity accounted asset liquidation investments	392	—	392
Interest expense	(28)	—	(28)
Segment loss	(173)	(16)	(189)

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009

Total other income and earnings from equity accounted investments for reportable segments	$2,493	$392	$2,929	$392
Unallocated other income and earnings from equity investments from corporate accounts	73	40	151	42
	$2,566	$432	$3,080	$434

Total interest expense for reportable segments	$97	$28	$198	$28
Unallocated interest expense from related party debt	35	35	64	35
	$132	$63	$262	$63

Total depreciation and amortization for reportable segments	$—	$—	$—	$—
Other unallocated depreciation from corporate assets	—	—	—	—
	$—	$—	$—	$—

Total segment income (loss)	$2,202	$(35)	$2,842	$(189)
Other income	73	40	151	42
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(261)	(310)	(533)	(544)
Income tax expense (recovery)	314	(46)	381	(53)
Net income (loss) from continuing operations	$1,700	$(259)	$2,079	$(638)

Segment assets	$9,093	$5,389
Intangible assets not allocated to segments	—	—
Other assets not allocated to segments(1)	2,932	4,022
	$12,025	$9,411

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 12 – Commitments and Contingencies

At June 30, 2010, C2 has no commitments other than its accounts payable, accrued liabilities and a lease on one of its offices, which expires February 28, 2014.  The annual lease obligations are as shown below:

2010	$37
2011	74
2012	74
2013	74
2014	14

At June 30, 2010, Counsel RB has guaranteed $202 mortgage debt held by a Joint Venture in which it holds an investment.  The mortgage debt is a demand loan that bears interest at 6.5%.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 13 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2010 for disclosure.  There have been no material events requiring disclosure in this Report.

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

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, when it acquired minority positions in MyTrade.com, Inc., Buddy Media, Inc. (“Buddy Media”) and LIMOS.com LLC (“LIMOS.com”).  Its investments in MyTrade.com, Inc. and LIMOS.com were subsequently sold in 2007 and 2008, respectively, and in the second quarter of 2009 the Company sold a portion of its investment in Buddy Media. In the fourth quarter of 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”).  The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with the Company’s majority stockholder, Counsel Corporation (together with its subsidiaries, “Counsel”).  In the second quarter of 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  C2’s interest is managed by Knight’s Bridge Capital Management L.P., an affiliate of Counsel.  The Company’s investments are discussed in more detail in Note 6 of the unaudited condensed consolidated financial statements.

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

In 2003, we added to our VoIP patent holdings when we acquired the VoIP Patent, which included a corresponding foreign patent and related international patent applications.  The vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure C2’s obligations under the associated purchase agreement.  The VoIP Patent, together with the existing C2 Patent and related international patents and patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as it is used in the market today.  Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing C2’s patented technology.  The comprehensive nature of the VoIP Patent is summarized in the patent’s abstract, which, in pertinent part, describes the technology as follows:  “A method and apparatus are provided for communicating audio information over a computer network.  A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.”  As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net proceeds from the licensing and/or enforcement of our VoIP Patent Portfolio.

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

The Company last conducted research and development activities related to its patents in 2005, when it invested $389.  The Company suspended its investment in research and development in the third quarter of 2005 in conjunction with its decision to focus on the realization of licensing fees associated with its intellectual property.

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, with its investment in Polaroid in the second quarter of 2009 being its most significant investment to date.  At June 30, 2010 the Company’s investment in these businesses totaled $2,933.  The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.

As also discussed above under “Overview and Recent Developments”, in 2009 the Company diversified into the asset liquidation business when it established Counsel RB.  To date, Counsel RB’s operations have been profitable, and the Company intends to continue to pursue opportunities in this line of business.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet	U.S. No. 6,243,373	Issued: June 5, 2001
	Telephone System		Expires: November 1, 2015
(“VoIP Patent”)
		Australia No. 716096	Issued: June 1, 2000
Expires: October 29, 2016

		People’s Republic of	Issued: December 14, 2005
		China No. ZL96199457.6	Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005
Expires: October 29, 2016

		Hong Kong	Issued: August 11, 2006
		No. HK1018372	Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007 [1]

	Voice Internet Transmission	U.S. No. 6,438,124	Issued: August 20, 2002
	System (“C2 Patent”)		Expires: July 22, 2018

		People’s Republic of	Issued: May 21, 2004
		China No. ZL97192954.8	Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006
Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008
Expires: February 5, 2017

		South Korea No. 892950	Issued: April 3, 2009
Expires: February 5, 2017

		South Korea No. 923483	Issued: October 19, 2009
Expires: February 5, 2017

	Private IP Communication	U.S. No. 7,215,663	Issued: May 8, 2007
	Network Architecture		Expires: June 12, 2017

Conferencing	Delay Synchronization in	U.S. No. 5,754,534	Issued: May 19, 1998
	Compressed Audio System		Expires: May 6, 2016

	Volume Control Arrangement	U.S. No. 5,898,675	Issued: April 27, 1999
	for Compressed Information Signal Delays		Expires: April 29, 2016

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

VoIP has become a widespread and accepted telecommunications technology, with a variety of applications in the telecommunications and other industries.  While we believe that there will be continued proliferation of this technology in the coming years and that this proliferation will occur within the context of our patents, there is no certainty that this will occur or that it will occur in a manner that requires organizations to license our patents.

Government Regulation

Recent legislation in the United States, including the Sarbanes-Oxley Act of 2002, has increased regulatory and compliance costs as well as the scope and cost of work provided to us by our independent registered public accountants and legal advisors.  The Company became subject to Section 404 reporting as of December 31, 2007.  As implementation guidelines continue to evolve, we expect to continue to incur costs in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

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

Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in this Report were those related to revenue recognition, accounts receivable valuation, allowance for doubtful accounts, inventory valuation, investment valuation, valuation of goodwill, deferred income tax assets, liabilities and stock-based compensation.  These estimates are considered significant because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At June 30, 2010 the Company had a working capital deficit of $3,061, as compared to a working capital deficit of $4,346 at December 31, 2009.  The primary contributors to the reduction were an increase of $1,763 in cash and a $1,443 decrease in debt payable to a related party.  The primary offsetting items were a decrease of $880 in accounts receivable and a decrease of $653 in a note receivable.  During the first six months of 2010, the Company’s primary sources of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, were Counsel RB’s gross profit of $3,923, the reductions of $880 and $653 in accounts receivable and a note receivable, and receipt of $289 of cash distributions from Polaroid.  Cash disbursements, other than those related to repayment of debt, were primarily related to operating expenses of $1,236.  During the first six months of 2010, the Company also invested an additional $286 in Polaroid.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year.  If these assets were classified as current, the Company would report working capital of $2,962 at June 30, 2010 and working capital of $993 at December 31, 2009.

The Company is continuing to pursue licensing and royalty agreements with respect to its patents.  Even if the Company does not enter into such agreements within the next twelve months, it expects to generate sufficient cash from Counsel RB’s operations to meet its ongoing operating cash requirements for at least that period of time.  As well, Counsel RB has a revolving credit facility in the amount of up to $7.5 million in place to finance its purchases of assets for resale.

Ownership Structure and Capital Resources

•	At June 30, 2010 the Company had stockholders’ equity of $6,068, as compared to $3,954 at December 31, 2009.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

•
Beginning in 2001, Counsel invested over $100,000 in C2 to fund the development of C2’s technology and its Telecommunications business, and at December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196.  Counsel subsequently provided additional advances, of which $121 was outstanding at June 30, 2010.

Cash Position and Cash Flows

Cash at June 30, 2010 was $1,856 as compared to $93 at December 31, 2009, an increase of $1,763.

Cash provided by or used in operating activities Cash provided by operating activities during the six months ended June 30, 2010 was $3,598, as compared to $5,206 cash used during the same period in 2009.  During the first six months of 2010 the Company had net income from continuing operations of $2,079, as compared to a net loss of $638 for the same period in 2009.  In both periods, the operations of Counsel RB were the primary source of cash receipts and disbursements.

In the first six months of 2010, the primary use of cash was the net investment of $807 in asset liquidation investments.  This was more than offset by decreases of $880 in accounts receivable, $653 in a note receivable, $175 in deposits and $259 in inventory.  In the first six months of 2009, the commencement of Counsel RB’s operations was the primary use of cash, with $3,313 used to acquire inventory and $1,325 invested in asset liquidation investments.

Cash flows from investing activities   Cash provided by investing activities during the six months ended June 30, 2010 was $6, as compared to $2,497 of cash used during the same period in 2009.  In 2010 this consisted of $292 of cash distributions from investments in which the Company has significant influence, $289 of which were from Polaroid.  These were offset by an additional investment of $286 in Polaroid.  In 2009, $2,621 was used for the initial investment in Polaroid, partially offset by $121 proceeds from the sale of a portion of the Company’s investment in Buddy Media, and $3 in cash distributions.

Cash flows used in financing activities  Cash used by financing activities was $1,841 during the six months ended June 30, 2010, as compared to $3,853 cash provided during the same period in 2009.  In 2010, in connection with the operations of Counsel RB, the Company repaid net $334 to third party lenders, including the repayment in full of the $1,413 Promissory Note that was outstanding at December 31, 2009.  During the same period, the Company repaid net $1,507 to its parent, Counsel.  In 2009, net $2,334 was received from third party lenders, net $1,400 was received from Counsel, and $125 was used to purchase and cancel common shares.  In 2009, $244 was invested by the non-controlling interest in Counsel RB.

Contractual Obligations

The following table summarizes the amounts of payments due, including interest accrued to June 30, 2010 and estimated interest to maturity, under specified contractual obligations outstanding at June 30, 2010.  We have no liabilities associated with income taxes that require disclosure.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility	4,479	4,479	—	—	—
Related party debt	129	129	—	—	—
Operating leases	273	74	149	50	—
Total	$4,881	$4,682	$149	$50	$—

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

Three-Month Period Ended June 30, 2010 Compared to Three-Month Period Ended June 30, 2009

Asset liquidation revenue was $488 during the quarter ended June 30, 2010, compared to $35 during the same period in 2009, which was Counsel RB’s first quarter of operations.

Asset liquidation expense was $298 during the quarter ended June 30, 2010, compared to $0 during the same period in 2009.

Earnings of equity accounted asset liquidation investments were $2,601 during the quarter ended June 30, 2010, compared to $392 during the same period in 2009.

Patent licensing revenues were $0 during the quarters ended June 30, 2010 and 2009.

Patent licensing expense was $0 during the quarter ended June 30, 2010, compared to $1 during the same period in 2009.

Selling, general and administrative expense was $610 during the quarter ended June 30, 2010, compared to $708 during the same period in 2009.  The significant items included:

•
Compensation expense was $342 in the second quarter of 2010, compared to $327 in the second quarter of 2009.  The primary expense in both years was salary and benefits related to Counsel RB, which was $290 in 2010 and $274 in 2009.  With respect to C2’s operations, the salary earned by the CEO remained unchanged at $35.  Stock based compensation was almost unchanged at $17 in the second quarter of 2010 and $18 in the second quarter of 2009.

•	Legal expense was $8 in the second quarter of 2010, compared to $115 in the second quarter of 2009.

•	Accounting and tax consulting expenses were $37 in the second quarter of 2010, compared to $26 in the second quarter of 2009.

•	Directors’ fees were $32 in the second quarter of both 2010 and 2009.

•	Consulting expense was $13 in the second quarter of 2010 as compared to $38 in the second quarter of 2009, and related solely to the operations of Counsel RB.

•	Management fees charged by our controlling stockholder, Counsel, were $90 in the second quarter of both 2010 and 2009.

•
Directors and officers liability insurance expense was $13 in the second quarter of 2010 and $29 in the second quarter of 2009.  The decrease reflects a decrease in the premium, which became effective in June 2009.

•	Office rent was $21 in the second quarter of 2010 as compared to $19 in the second quarter of 2009, and related solely to the operations of Counsel RB.

•	Other insurance expense was $9 in the second quarter of 2010 as compared to $4 in the second quarter of 2009. The increase relates to the commencement of Counsel RB’s operations.

•	Travel expense was $21 in the second quarter of 2010, as compared to $4 in the second quarter of 2009, and related solely to the operations of Counsel RB.

Other income (expense) and earnings of other equity accounted investments – the significant items included:

•
Other expense was $108 in the second quarter of 2010, as compared to other income of $21 in the second quarter of 2009.  In 2010 the expense consisted of a $123 writedown of Counsel RB’s real estate inventory.  This was partially offset by $8 of net operating income from properties held by Counsel RB, and by $7 of interest income.  In 2009 the income was the gain on the sale of a portion of the Company’s investment in Buddy Media.

•	Third party interest expense was $97 in the second quarter of 2010, as compared to $28 in the second quarter of 2009. All of the expense related to the third party debt owed by Counsel RB.

•
Related party interest expense was $35 in the second quarter of both 2010 and 2009.  All of the expense related to the Company’s loan from its parent, Counsel.  The Company began receiving advances from its parent, Counsel, in the second quarter of 2009.

•
In the second quarter of 2010, the Company recorded $73 of earnings from its other equity accounted investments, as compared to $19 in the second quarter of 2009.  In 2010 the earnings consisted of $72 from Polaroid and $1 from Knight’s Bridge GP.  In 2009, the earnings consisted of $18 from Polaroid and $1 from Knight’s Bridge GP.

Six-Month Period Ended June 30, 2010 Compared to Six-Month Period Ended June 30, 2009

Asset liquidation revenue was $2,721 during the six months ended June 30, 2010, compared to $35 during the same period in 2009.  Counsel RB commenced operations during the second quarter of 2009.

Asset liquidation expense was $1,836 during the six months ended June 30, 2010, compared to $0 during the same period in 2009.

Earnings of equity accounted asset liquidation investments were $3,038 during the six months ended June 30, 2010, compared to $392 during the same period in 2009.

Patent licensing revenues were $0 during the six months ended June 30, 2010 and 2009.

Patent licensing expense was $7 during the six months ended June 30, 2010, compared to $2 during the same period in 2009.

Selling, general and administrative expense was $1,236 during the six months ended June 30, 2010, compared to $1,095 during the same period in 2009.  The significant items included:

•
Compensation expense was $694 in the first half of 2010, compared to $510 in the first half of 2009.  The primary expense in both years was salary and benefits related to Counsel RB, which were $590 in 2010 as compared to $405 in 2009.  The difference is due to the fact that Counsel RB was established during the first quarter of 2009 and therefore salaries were not paid for the full six months of that year.  With respect to C2’s operations, the salary earned by the CEO remained unchanged at $69.  Stock based compensation was almost unchanged at $35 during the first half of 2010 and $36 during the first half of 2009.

•	Legal expense was $19 in the first half of 2010, compared to $122 in the first half of 2009.

•
Accounting and tax consulting expenses were $70 in the first half of 2010, compared to $40 in the first half of 2009.  The increase is due to the increased complexity of operations following the establishment of Counsel RB in 2009.

•	Directors’ fees were $65 in the first half of 2010 as compared to $63 in the first half of 2009.

•	Consulting expense was $19 in the first half of 2010 as compared to $38 in the first half of 2009, and related solely to the operations of Counsel RB.

•	Management fees charged by our controlling stockholder, Counsel, were $180 in the first half of both 2010 and 2009.

•
Directors and officers liability insurance expense was $26 in the first half of 2010 as compared to $66 in the first half of 2009.  The decrease reflects a decrease in the premium, which became effective in June 2009.

•	Office rent was $42 in the first half of 2010 as compared to $25 in the first half of 2009, and related solely to the operations of Counsel RB.

•	Franchise tax was $23 in the first half of 2010 as compared to $0 in the first half of 2009.

•	Other insurance expense was $16 in the first half of 2010 as compared to $7 in the first half of 2009. The increase relates to the commencement of Counsel RB’s operations.

•	Travel expense was $28 in the first half of 2010, as compared to $4 in the first half of 2009, and related solely to the operations of Counsel RB.

Other income (expense) and earnings of other equity accounted investments – the significant items included:

•
Other expense was $109 in the first half of 2010, as compared to other income of $22 in the first half of 2009.  In 2010 the expense consisted of a $123 writedown of Counsel RB’s real estate inventory, and $2 of net operating costs of properties held by Counsel RB.  This was partially offset by $16 of interest income.  In 2009, $21 of the income was the gain on the sale of a portion of the Company’s investment in Buddy Media, and $1 was interest income.

•
Third party interest expense was $198 in the first half of 2010, as compared to $28 in the first half of 2009.  All of the expense related to the third party debt owed by Counsel RB, which was entered into during the second quarter of 2009.

•
Related party interest expense was $64 in the first half of 2010, as compared to $35 in the first half of 2009.  All of the expense related to the Company’s loan from its parent, Counsel.  The Company began receiving advances from its parent, Counsel, in the second quarter of 2009.

•
In the first half of 2010, the Company recorded $151 of earnings from its other equity accounted investments, as compared to recording $20 in the first half of 2009.  In 2010 the earnings consisted of $148 from Polaroid and $3 from Knight’s Bridge GP.  In 2009, the earnings consisted of $18 from Polaroid and $2 from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate.  Our revolving credit facility provides that the principal amount outstanding bears interest at the lender’s prime rate + 1.5%, or a minimum of 5%.  Assuming that the debt amount on the revolving credit facility at June 30, 2010 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $43 for that twelve-month period.  We do not believe that, in the near term, we are subject to material market risk on either our fixed rate third party or related party debt.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2010.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Promissory Note for $341,978.44 dated June 30, 2010 between C2 Global Technologies Inc. and Counsel Corporation.

10.2	Promissory Note for $90,000.00 dated June 30, 2010 between C2 Global Technologies Inc. and Counsel Corporation.

10.3	Promissory Note for $26,781.64 dated June 30, 2010 between C2 Global Technologies Inc. and Counsel Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

C2 Global Technologies Inc.

	By:	/s/ Allan C. Silber
Date: August 6, 2010		Allan C. Silber
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)