Form 10-Q
period 2010-09-30
C2 Global Technologies Inc
filed 2010-11-15
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 11, 2010, there were 22,718,074 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.
C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands of US dollars, except share and per share amounts)	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash	$1,118	$93
Accounts receivable (net of $0 allowance for doubtful accounts)	193	1,000
Receivable from a related party	237	—
Note receivable	—	653
Deposits	—	300
Inventory – equipment	257	442
Other current assets	46	110
Deferred income tax assets	588	729
Total current assets	2,439	3,327
Other assets:
Inventory – real estate	1,073	1,396
Asset liquidation investments	4,278	3,943
Investments	2,859	2,788
Goodwill	173	173
Total assets	$10,822	$11,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,094	$1,457
Income taxes payable	146	26
Debt payable to third parties	2,574	4,626
Debt payable to a related party	—	1,564
Total liabilities	3,814	7,673

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at September 30, 2010 and December 31, 2009, liquidation preference of $592 at September 30, 2010 and December 31, 2009	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 22,718,074 shares at September 30, 2010 and December 31, 2009	227	227
Additional paid-in capital	274,749	274,706
Accumulated deficit	(269,266)	(271,287)
	5,716	3,652
Non-controlling interest in subsidiary	1,292	302
Total stockholders’ equity	7,008	3,954
Total liabilities and stockholders’ equity	$10,822	$11,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of US dollars, except share and per share amounts)	2010	2009	2010	2009

Revenue:
Asset liquidation	$340	$1,869	$3,061	$1,904
	340	1,869	3,061	1,904

Operating costs and expenses:
Asset liquidation	243	889	2,079	889
Patent licensing	12	19	19	21
Selling, general and administrative	661	593	1,897	1,688
Total operating costs and expenses	916	1,501	3,995	2,598
	(576)	368	(934)	(694)
Earnings of equity accounted asset liquidation investments	1,370	51	4,408	443
Operating income (loss)	794	419	3,474	(251)
Other income (expenses):
Other income	169	—	60	22
Interest expense – third party	(48)	(84)	(246)	(112)
Interest expense – related party	—	(39)	(64)	(74)
Total other income (expenses)	121	(123)	(250)	(164)
Income (loss) from continuing operations before the undernoted	915	296	3,224	(415)
Earnings (loss) of other equity accounted investments (net of $0 tax)	(93)	77	58	97
Income tax expense (recovery)	(110)	65	271	12
Net income (loss) and comprehensive income (loss)	932	308	3,011	(330)
Net income and comprehensive income attributable to non-controlling interest	(283)	(64)	(990)	(21)
Net income (loss) and comprehensive income (loss) attributable to controlling interest	$649	$244	$2,021	$(351)

Weighted average common shares outstanding (in thousands)	22,718	22,718	22,718	22,725
Weighted average preferred shares outstanding (in thousands)	1	1	1	1

Earnings (loss) per share – basic and diluted:
Common shares	$0.03	$0.01	$0.09	$(0.02)
Preferred shares	$1.14	$0.43	$3.55	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period ended September 30, 2010
(in thousands of US dollars, except share amounts)
(unaudited)

					Additional	Accumulated	Non-
	Preferred stock		Common stock		paid-in	Equity	controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2007	607	$6	23,095,010	$231	$274,672	$(275,850)	$—	$(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—	—
Cancellation of common stock	—	—	(350,000)	(4)	4	—	—	—
Compensation cost related to stock options	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	5,827	—	5,827
Balance at December 31, 2008	594	6	22,745,530	227	274,761	(270,023)	—	4,971
Capital contribution	—	—	—	—	—	—	237	237
Purchase and cancellation of preferred and common stock	(2)	—	(27,456)	—	(126)	—	—	(126)
Compensation cost related to stock options	—	—	—	—	71	—	—	71
Net income (loss)	—	—	—	—	—	(1,264)	65	(1,199)
Balance at December 31, 2009	592	6	22,718,074	227	274,706	(271,287)	302	3,954
Compensation cost related to stock options	—	—	—	—	43	—	—	43
Net income	—	—	—	—	—	2,021	990	3,011
Balance at September 30, 2010	592	$6	22,718,074	$227	$274,749	$(269,266)	$1,292	$7,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

C2 GLOBAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands of US dollars)	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,011	$(330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	10	34
Amortization of financing costs on debt payable to third party	80	64
Accrued interest added to principal of related party debt	—	74
Stock-based compensation expense	43	53
Earnings of other equity accounted investments	(58)	(97)
Writedown of inventory	(123)	—
Decrease (increase) in deferred income tax assets	141	(85)
Gain on sale of investments	—	(21)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	807	(867)
Decrease in note receivable	653	—
Decrease in deposits	300	—
Decrease (increase) in inventory	631	(4,108)
Increase in asset liquidation investments	(335)	(1,358)
Decrease (increase) in other assets	(253)	52
Increase (decrease) in accounts payable and accrued liabilities	(363)	707
Increase in income taxes payable	120	—
Net cash provided by (used in) operating activities	4,664	(5,882)

Cash flows from investing activities:
Purchase of investments	(305)	(2,631)
Cash distributions from investments	292	3
Proceeds from sale of investments	—	121
Net cash used in investing activities	(13)	(2,507)

Cash flows from financing activities:
Proceeds from issuance of debt payable to third parties	7,597	6,126
Proceeds from issuance of note payable to a related party	1,551	3,188
Purchase and cancellation of common shares	—	(126)
Repayment of debt payable to third parties	(9,659)	(3,402)
Repayment of note payable to a related party	(3,115)	(1,560)
Non-controlling interest contribution	—	244
Net cash provided by (used in) financing activities	(3,626)	4,470
Increase (decrease) in cash	1,025	(3,919)
Cash at beginning of period	93	4,076
Cash at end of period	$1,118	$157

Supplemental cash flow information:
Taxes paid	24	96
Interest paid	198	14

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

The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2010.

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

Future accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (“ASU 2009-13”).  ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable revenue arrangements, and establishes a hierarchy of selling prices to determine the selling price of each specific deliverable.  As part of this, ASU 2009-13 eliminates the residual method for allocating revenue among the elements of an arrangement and requires that consideration be allocated at the inception of an arrangement.  As well, it expands disclosure requirements.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and therefore will be adopted by the Company on January 1, 2011.  At September 30, 2010, the Company has no revenue generating activities that would be impacted by the adoption of ASU 2009-13.

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

Note 3 – Stock-based Compensation

At September 30, 2010 the Company had five stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements contained in the Company’s most recently filed Annual Report on Form 10-K.

The Company’s total compensation cost related to stock options for the three and nine months ended September 30, 2010 is $8 and $43, respectively, as compared to $17 and $53 for the same periods in 2009.  The fair value compensation costs of unvested stock options in the first nine months of 2010 and 2009 were determined using the Black-Scholes Option Pricing Model for grant dates between 2005 and 2010.  Historical inputs to the model for this period included expected volatility between 79% and 258%, risk-free interest rates between 1.37% and 5.07%, expected life of 4.75 years, and an expected dividend yield of zero.  The Company’s estimated forfeiture rate of its stock options is nil.

No tax benefit from stock-based compensation was recognized in the first nine months of either 2010 or 2009, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during either period.

On March 31, 2010, 40,000 options, having an exercise price and fair value of $0.08, were granted to the Company’s independent directors in accordance with their compensation plan, which includes a grant of 10,000 options annually to each independent director on March 31 or the next business day.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 258%, a risk-free interest rate of 1.4%, an expected term of 4.75 years, and an expected dividend yield of zero.  These were the only options granted during the first nine months of 2010.  A similar grant of 40,000 options was made during the first nine months of 2009.

The following summarizes the changes in common stock options for the nine months ended September 30, 2010 and 2009, respectively:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	994,027	$6.02
Granted	40,000	$0.08
Expired	(305,781)	$17.47
Outstanding at September 30, 2010	728,246	$0.89

Options exercisable at September 30, 2010	630,746	$0.98

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	979,027	$7.73
Granted	40,000	$0.15
Expired	(25,000)	$63.44
Outstanding at September 30, 2009	994,027	$6.02

Options exercisable at September 30, 2009	795,277	$7.35

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

Options and warrants are included in the calculation of diluted earnings per share, since the instruments are assumed to be exercised or converted, except when their effect would be anti-dilutive.  For the three and nine months ended September 30, 2010, the net effect of including the Company’s potential common shares did not change the EPS amount, and therefore diluted EPS equals basic EPS.  For the three and nine months ended September 30, 2009, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS equals basic EPS.

Potential common shares that were not included in the computation of earnings (loss) per share because they would have been anti-dilutive are as follows:

	September 30,
	2010	2009

Assumed exercise of options and warrant to purchase shares of common stock	648,246	1,994,027

Note 5 – Composition of Certain Financial Statements Captions

The Company’s goodwill of $173 relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Accounts payable and accrued liabilities consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Regulatory and legal fees	$532	$628
Accounting, auditing and tax consulting	95	89
Due to joint venture partners	95	522
Sales and other taxes	76	62
Remuneration and benefits	193	91
Other	103	65

Total accounts payable and accrued liabilities	$1,094	$1,457

Note 6 – Investments

The Company’s investments as at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Buddy Media, Inc.	$124	$124
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	18	18
Polaroid	2,717	2,646

Total investments	$2,859	$2,788

Buddy Media, Inc.

The Company accounts for its investment under the cost method.  Based on its analysis of Buddy Media’s financial statements and projections as at September 30, 2010, the Company concluded that the investment’s cost is the best available estimate of its fair value.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

The Company accounts for its investment under the equity method.  For the year ended December 31, 2009, the Company recorded $6 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $5.  During the first nine months of 2010, the Company recorded $4 as its share of Knight’s Bridge GP’s earnings, and received $4 of cash distributions.  Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at September` 30, 2010, the Company concluded that there has been no other than temporary impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

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

The Company’s investment in the LLC has two components:

•
C2 invested $530 to acquire Class D units.  These units are subject to a 2% annual management fee, payable to the General Partner.  The units have a 10% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.  Following cash distributions of $46 in the fourth quarter of 2009 and $56 in the first nine months of 2010, and an additional investment of $54 in the second quarter of 2010, the Company’s investment totals $482.

•
C2 invested $2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment.  The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel.  The $2,091 was Counsel’s share of the LP’s investment and was funded by Counsel.  Subsequent to making the investment in the LP, Counsel sold, to C2, the economic benefit of its indirect investment in Polaroid in return for a loan (under a pre-existing loan facility that is discussed in more detail in Note 7 and Note 10) bearing interest at 10% per annum.  C2 is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment.  The economic interest entitles C2 to an 8% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest.  Following additional investments of $11 in 2009 and $251 in the first nine months of 2010, and cash distributions of $186 in the fourth quarter of 2009 and $233 in the first nine months of 2010, the Company’s investment totals $1,934.

The Company accounts for its investments in the LLC under the equity method.  For the year ended December 31, 2009, the Company recorded $246 as its share of earnings.  During the first nine months of 2010, the Company recorded $55 as its share of the LLC’s earnings (2009 - $93).

At September 30, 2010, the Company estimates that the fair value of its investment in Polaroid significantly exceeds its book value.

Note 7 – Debt

At September 30, 2010 and December 31, 2009 the Company’s outstanding debt was $2,574 and $6,190, respectively.  Details of the debt are as follows.

	September 30, 2010	December 31, 2009

Promissory note	$—	$1,413
Revolving credit facility	2,574	3,213
	2,574	4,626
Debt payable to a related party	—	1,564
	2,574	6,190
Less current portion	2,574	6,190
Long-term debt	$—	$—

Promissory note

In connection with Counsel RB’s acquisition of assets in June 2009, Counsel RB issued a promissory note with a principal amount of approximately $1,360 (the “Promissory Note”) to the vendor.  The Promissory Note bore interest at 6% annually, with both principal and interest payable one year from the date of the issuance, and contained other terms and provisions customary for agreements of this nature.  The Promissory Note was repaid in full in May 2010.

Revolving credit facility

Counsel RB has a revolving credit facility (the “Credit Facility”) with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”), in order to finance the acquisition of eligible equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.5% or 5%, and the maximum borrowing available under the Credit Facility is US $7,500, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired.  The Credit Facility contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At September 30, 2010 and December 31, 2009 the balance of the Credit Facility, including accrued interest, was $2,574 and $3,213, respectively, and the Company was in compliance with all covenants of the facility.

Receivable from/debt payable to a related party

During the first nine months of 2010, the Company repaid the $1,564 that was owing to Counsel at December 31, 2009 under an existing demand loan facility (the “Counsel Loan”) that bears interest at 10%.  The Company also paid $64 of interest expense that was accrued on the Counsel Loan during the first nine months of 2010, and advanced $237 to Counsel. This receivable from Counsel, which is due on demand and is non-interest bearing, was outstanding at September 30, 2010 and has been recorded as a current asset.

For further discussion of the related party debt and other transactions with Counsel, see Note 10.

Note 8 – Patent Participation Fee

In the fourth quarter of 2003, C2 acquired patent rights associated with the VoIP Patent from a third party.  Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the C2 VoIP Patent Portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.  The $100 cost of the patent rights was recorded as an intangible asset in the Company’s financial statements, and was amortized on a straight-line basis over the five years ending December 31, 2008.  Equivalent patent rights have been granted or validated in Australia, Canada, China, Europe and Hong Kong, the earliest of which expire in 2015.  No patent participation fee is payable for the nine month period ended September 30, 2010.

Note 9 – Income Taxes

In the third quarter of 2010, the Company recognized current income tax expense of $25 and a deferred income tax recovery of $135, increasing the current income tax expense and decreasing the deferred income tax expense for the nine months ended September 30, 2010 to $131 and $140, respectively.  The net deferred income tax expense in the current year is primarily due to a change in estimate of the tax effect of available tax loss carryforwards expected to be utilized.  The remaining $588 net deferred income tax asset balance at September 30, 2010 reflects the tax benefit of available tax losses considered “more likely than not” to be utilized during the remainder of 2010 and 2011.  The Company recognized a current income tax expense of $96 and a deferred income tax recovery of $84 in the nine months ended September 30, 2009.

As at September 30, 2010, the unrecognized tax benefit determined pursuant to the Income Taxes Topic of the ASC is $12,059.  There has been no change in the third quarter of 2010 in the estimate of the balance of unrecognized tax benefits previously determined.

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

The Company’s estimated remaining federal tax loss carryforwards at September 30, 2010 are comprised of approximately $54,600 of unrestricted net operating tax losses, $32,000 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $34,600 of unrestricted capital losses, substantially all of which expire at the end of 2010.

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

Note 10 – Related Party Transactions

Transactions with Counsel

At September 30, 2010 the Company had a receivable from Counsel in the amount of $237, as compared to a loan payable of $1,564 at December 31, 2009.  The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced.  The Counsel Loan has been amended several times, most recently during the second quarter of 2009 when it was converted into a demand loan.  The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

As consideration for Counsel’s assistance, during the second quarter of 2010, in completing a transaction in Canada, Counsel RB paid Counsel a fee of $25.

Counsel Management Services

Since December 2004, C2 and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, C2 agrees to pay Counsel for ongoing services provided to C2 by Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to C2.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of C2, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  For the year ended December 31, 2009, the amount payable pursuant to the Agreement was $360, and $270 of that amount was expensed in the first nine months of 2009.  Counsel has continued to provide these services in 2010 on the same cost basis, resulting in an expense of $270 for the first nine months of 2010.

Note 11 – Segment Reporting

Effective the fourth quarter of 2005, the Company operated in a single business segment, Patent Licensing.  With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  The table below presents information about the segments of the Company as of and for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30, 2010

	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$340	$—	$340
Earnings from equity accounted asset liquidation investments	1,370	—	1,370
Other income	169	—	169
Interest expense	(48)	—	(48)
Segment income (loss)	1,132	(17)	1,115
Investment in equity accounted asset liquidation investees at September 30	4,278	—	4,278
Segment assets at September 30	7,977	202	8,179

	For the Three Months Ended September 30, 2009

	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$1,869	$—	$1,869
Earnings from equity accounted asset liquidation investments	51	—	51
Interest expense	(84)	—	(84)
Segment income (loss)	588	(27)	561
Investment in equity accounted asset liquidation investees at September 30	1,358	—	1,358
Segment assets at September 30	6,461	198	6,659

	For the Nine Months Ended September 30, 2010

	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$3,061	$—	$3,061
Earnings from equity accounted asset liquidation investments	4,408	—	4,408
Other income	60	—	60
Interest expense	(246)	—	(246)
Segment income (loss)	3,988	(31)	3,957

	For the Nine Months Ended September 30, 2009

	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$1,904	$—	$1,904
Earnings from equity accounted asset liquidation investments	443	—	443
Interest expense	(112)	—	(112)
Segment income (loss)	415	(42)	373

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Total other income and earnings from equity accounted investments for reportable segments	$1,539	$51	$4,468	$443
Unallocated other income and earnings (loss) from equity investments from corporate accounts	(93)	77	58	119
	$1,446	$128	$4,526	$562

Total interest expense for reportable segments	$48	$84	$246	$112
Unallocated interest expense from related party debt	—	39	64	74
	$48	$123	$310	$186

Total depreciation and amortization for reportable segments	$—	$—	$—	$—
Other unallocated depreciation from corporate assets	—	—	—	—
	$—	$—	$—	$—

Total segment income	$1,115	$561	$3,957	$373
Other income (loss)	(93)	77	58	119
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(200)	(265)	(733)	(810)
Income tax expense (recovery)	(110)	65	271	12
Net income (loss) from continuing operations	$932	$308	$3,011	$(330)

	As at	As at
	September 30, 2010	September 30, 2009

Segment assets	$8,179	$6,659
Intangible assets not allocated to segments	—	—
Other assets not allocated to segments(1)	2,643	3,856
	$10,822	$10,515

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 12 – Commitments and Contingencies

At September 30, 2010, C2 has no commitments other than its accounts payable, accrued liabilities and a lease on one of its offices, which expires February 28, 2014.  The annual lease obligations are as shown below:

2010	$19
2011	74
2012	74
2013	74
2014	14

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 13 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2010 for disclosure.  There have been no material events requiring disclosure in this Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto for the three and nine months ended September 30, 2010, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”).

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

As discussed above under “Overview and Recent Developments”, in the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses, with its investment in Polaroid in the second quarter of 2009 being its most significant investment to date.  At September 30, 2010 the Company’s investment in these businesses totaled $2,859.  The Company’s objective is to realize long-term capital appreciation as the value of these businesses is developed and recognized.

As also discussed above under “Overview and Recent Developments”, in 2009 the Company diversified into the asset liquidation business when it established Counsel RB.  To date, Counsel RB’s operations have been profitable, and the Company intends to continue to pursue opportunities in this line of business.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System (“VoIP Patent”)	U.S. No. 6,243,373 [1]	Issued: June 5, 2001 Expires: November 1, 2015

		Australia No. 716096	Issued: June 1, 2000 Expires: October 29, 2016

		People’s Republic of	Issued: December 14, 2005
		China No. ZL96199457.6	Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005
Expires: October 29, 2016

		Hong Kong	Issued: August 11, 2006
		No. HK1018372	Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007 [2]

	Voice Internet Transmission System (“C2 Patent”)	U.S. No. 6,438,124	Issued: August 20, 2002 Expires: July 22, 2018

		People’s Republic of	Issued: May 21, 2004
		China No. ZL97192954.8	Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006 Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008 Expires: February 5, 2017

		South Korea No. 892950	Issued: April 3, 2009 Expires: February 5, 2017

		South Korea No. 923483	Issued: October 19, 2009 Expires: February 5, 2017

	Private IP Communication Network Architecture	U.S. No. 7,215,663	Issued: May 8, 2007 Expires: June 12, 2017

Conferencing	Delay Synchronization in Compressed Audio System	U.S. No. 5,754,534	Issued: May 19, 1998 Expires: May 6, 2016

	Volume Control Arrangement for Compressed Information Signal Delays	U.S. No. 5,898,675	Issued: April 27, 1999 Expires: April 29, 2016

1 In August 2010, as a result of ex parte requests for re-examination of U.S. Patent No. 6,243,373, the United States Patent and Trademark Office issued a non-final office action rejecting the claims of the patent.  The Company believes that the rejections are not warranted and, in October 2010, filed a reply to the office action which presents arguments that overcome the rejections.

2 The European patent has been validated in Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden and Switzerland.

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

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

At September 30, 2010 the Company had a working capital deficit of $1,375, as compared to a working capital deficit of $4,346 at December 31, 2009.  The primary contributors to the reduction were an increase of $1,025 in cash, a $2,052 decrease in debt payable to third parties, and a $1,564 decrease in debt payable to a related party.  The primary offsetting items were decreases in amounts receivable aggregating $1,223.  During the first nine months of 2010, the Company’s primary sources of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, were Counsel RB’s gross profit of $5,390, the reduction of $1,460 in amounts receivable, and receipt of $289 of cash distributions from Polaroid.  Cash disbursements, other than those related to repayment of debt, were primarily related to operating expenses of $1,897.  During the first nine months of 2010, the Company also invested an additional $305 in Polaroid.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year.  If these assets were classified as current, the Company would report working capital of $3,976 at September 30, 2010 and working capital of $993 at December 31, 2009.

Counsel RB has a revolving credit facility in the amount of up to $7,500 in place to finance its purchases of assets for resale, as discussed in Note 7 of the unaudited condensed consolidated financial statements.

The Company is continuing to pursue licensing and royalty agreements with respect to its patents.  Even if the Company does not enter into such agreements within the next twelve months, it expects to generate sufficient cash from Counsel RB’s operations to meet its ongoing operating cash requirements for at least that period of time.

The Company’s portfolio investments are in companies that are not publicly traded, and therefore these investments are illiquid.  Although the Company’s investments were made with the objective of recognizing long-term capital gains, neither the amount nor the timing of such gains can be predicted with any certainty.

Ownership Structure and Capital Resources

•	At September 30, 2010 the Company had stockholders’ equity of $7,008, as compared to $3,954 at December 31, 2009.

•	The Company is 90.9% owned by Counsel. The remaining 9.1% is owned by public stockholders.

•
Beginning in 2001, Counsel invested over $100,000 in C2 to fund the development of C2’s technology and its telecommunications business, and at December 29, 2006 C2 owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of C2, and forgave the balance of $80,196.

Cash Position and Cash Flows

Cash at September 30, 2010 was $1,118 as compared to $93 at December 31, 2009, an increase of $1,025.

Cash provided by or used in operating activities Cash provided by operating activities during the nine months ended September 30, 2010 was $4,664, as compared to $5,882 cash used during the same period in 2009.  During the first nine months of 2010 the Company had net income from continuing operations of $3,011, as compared to a net loss of $330 for the same period in 2009.  In both periods, the operations of Counsel RB were the primary source of cash receipts and disbursements.

In the first nine months of 2010, the primary uses of cash were the net investment of $335 in asset liquidation investments and decrease of $363 in accounts payable and accrued liabilities.  These were more than offset by decreases of $807 in accounts receivable, $653 in a note receivable, $631 in inventory and $300 in deposits.  In the first nine months of 2009, the commencement of Counsel RB’s operations was the primary use of cash, with $4,108 used to acquire inventory, $1,358 invested in asset liquidation investments, and a $867 increase in accounts receivable.

Cash flows from investing activities   Cash used in investing activities during the nine months ended September 30, 2010 was $13, as compared to $2,507 of cash used during the same period in 2009.  In 2010 this consisted of $292 of cash distributions from investments in which the Company has significant influence, $289 of which were from Polaroid.  These were offset by an additional investment of $305 in Polaroid.  In 2009, $2,631 was invested in Polaroid, partially offset by $121 proceeds from the sale of a portion of the Company’s investment in Buddy Media, and $3 in cash distributions.

Cash flows used in financing activities  Cash used in financing activities was $3,626 during the nine months ended September 30, 2010, as compared to $4,470 cash provided during the same period in 2009.  In 2010, in connection with the operations of Counsel RB, the Company repaid net $2,062 to third party lenders, including the repayment in full of the $1,413 Promissory Note that was outstanding at December 31, 2009.  During the same period, the Company paid net $1,564 to its parent, Counsel.  In 2009, net $2,724 was received from third party lenders, net $1,628 was received from Counsel, and $126 was used to purchase and cancel common shares.  In 2009, $244 was invested by the non-controlling interest in Counsel RB.

Contractual Obligations

The following table summarizes the amounts of payments due, including interest accrued to September 30, 2010 and estimated interest to maturity, under specified contractual obligations outstanding at September 30, 2010.  We have no liabilities associated with income taxes that require disclosure.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility	$2,703	$2,703	$—	$—	$—
Operating leases	254	74	149	31	—
Total	$2,957	$2,777	$149	$31	$—

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

Three-Month Period Ended September 30, 2010 Compared to Three-Month Period Ended September 30, 2009

Asset liquidation gross profit is calculated as asset liquidation revenue plus earnings of equity accounted asset liquidation investments, less asset liquidation expense.  Asset liquidation gross profit was $1,467 during the quarter ended September 30, 2010, compared to $1,031 during the same period in 2009.

Patent licensing revenues were $0 during the quarters ended September 30, 2010 and 2009.

Patent licensing expense was $12 during the quarter ended September 30, 2010, compared to $19 during the same period in 2009.

Selling, general and administrative expense was $661 during the quarter ended September 30, 2010, compared to $593 during the same period in 2009.  The significant items included:

•
Compensation expense was $358 in the third quarter of 2010, compared to $327 in the third quarter of 2009.  The primary expense in both years was salary and benefits related to Counsel RB, which was $315 in 2010 and $275 in 2009.  With respect to C2’s operations, the salary earned by the CEO remained unchanged at $35.  Stock based compensation was $8 in the third quarter of 2010 and $17 in the third quarter of 2009.

•	Legal expense was $9 in the third quarter of 2010, compared to $12 in the third quarter of 2009.

•	Accounting and tax consulting expenses were $48 in the third quarter of 2010, compared to $19 in the third quarter of 2009.

•	Directors’ fees were $36 in the third quarter of 2010, compared to $32 in the third quarter of 2009.

•	Consulting expense was $12 in the third quarter of 2010 as compared to $39 in the third quarter of 2009, and related solely to the operations of Counsel RB.

•	Management fees charged by our controlling stockholder, Counsel, were $90 in the third quarter of both 2010 and 2009.

•	Directors and officers liability insurance expense was $13 in the third quarter of 2010 and $12 in the third quarter of 2009.

•	Office rent was $22 in the third quarter of 2010 as compared to $19 in the third quarter of 2009, and related solely to the operations of Counsel RB.

•	Other insurance expense was $13 in the third quarter of 2010 as compared to $6 in the third quarter of 2009.

•	Travel expense was $11 in the third quarter of 2010, as compared to $7 in the third quarter of 2009, and was related to the operations of Counsel RB.

Other income (expense) and earnings of other equity accounted investments – the significant items included:

•
Other income was $169 in the third quarter of 2010, as compared to $0 other income or expense in the third quarter of 2009.  In 2010 the primary source of other income was a $153 settlement from legacy litigation involving a joint venture in which Counsel RB had invested.  The remaining $16 income was net operating income from properties held by Counsel RB.

•	Third party interest expense was $48 in the third quarter of 2010, as compared to $84 in the third quarter of 2009. All of the expense related to the third party debt owed by Counsel RB.

•
Related party interest expense was $0 in the third quarter of 2010, as compared to $39 in the third quarter of 2009.  All of the expense related to the Company’s loan from its parent, Counsel, which was repaid in full during the third quarter of 2010.

•
In the third quarter of 2010, the Company recorded a loss of $93 from its other equity accounted investments, as compared to income of $77 in the third quarter of 2009.  In 2010 the amount consisted of a $94 loss from Polaroid partially offset by income of $1 from Knight’s Bridge GP.  In 2009, the earnings consisted of $76 from Polaroid and $1 from Knight’s Bridge GP.

Nine-Month Period Ended September 30, 2010 Compared to Nine-Month Period Ended September 30, 2009

Asset liquidation gross profit was $5,390 during the nine months ended September 30, 2010, compared to $1,458 during the same period in 2009.  Counsel RB commenced operations in the second quarter of 2009.

Patent licensing revenues were $0 during the nine months ended September 30, 2010 and 2009.

Patent licensing expense was $19 during the nine months ended September 30, 2010, compared to $21 during the same period in 2009.

Selling, general and administrative expense was $1,897 during the nine months ended September 30, 2010, compared to $1,688 during the same period in 2009.  The significant items included:

•
Compensation expense was $1,051 in the first nine months of 2010, compared to $837 in the first nine months of 2009.  The primary expense in both years was salary and benefits related to Counsel RB, which were $905 in 2010 as compared to $681 in 2009.  The difference is due to the fact that Counsel RB was established during the first quarter of 2009 and therefore salaries were not paid for the full nine months of that year.  With respect to C2’s operations, the salary earned by the CEO remained unchanged at $103.  Stock based compensation was $43 during the first nine months of 2010 and $53 during the first nine months of 2009.

•	Legal expense was $28 in the first nine months of 2010, compared to $134 in the first nine months of 2009.

•
Accounting and tax consulting expenses were $117 in the first nine months of 2010, compared to $59 in the first nine months of 2009.  The increase is due to the increased complexity of operations following the establishment of Counsel RB in 2009.

•	Directors’ fees were $100 in the first nine months of 2010 as compared to $95 in the first nine months of 2009.

•	Consulting expense was $31 in the first nine months of 2010 as compared to $77 in the first nine months of 2009, and related solely to the operations of Counsel RB.

•	Management fees charged by our controlling stockholder, Counsel, were $270 in the first nine months of both 2010 and 2009.

•
Directors and officers liability insurance expense was $38 in the first nine months of 2010 as compared to $79 in the first nine months of 2009.  The decrease reflects a decrease in the premium, which became effective in June 2009.

•	Office rent was $64 in the first nine months of 2010 as compared to $44 in the first nine months of 2009, and related solely to the operations of Counsel RB.

•	Other insurance expense was $30 in the first nine months of 2010 as compared to $13 in the first nine months of 2009. The increase relates to the commencement of Counsel RB’s operations.

•	Travel expense was $40 in the first nine months of 2010, as compared to $10 in the first nine months of 2009, and related to the operations of Counsel RB.

•	Franchise tax was $28 in the first nine months of 2010 as compared to $0 in the first nine months of 2009.

Other income (expense) and earnings of other equity accounted investments – the significant items included:

•
Other income was $60 in the first nine months of 2010, as compared to other income of $22 in the first nine months of 2009.  In 2010 the primary source of other income was a $153 settlement from legacy litigation involving a joint venture in which Counsel RB had invested.  The remaining income was net operating income of $14 from properties held by Counsel RB and interest income of $16.  This was partially offset by a $123 writedown of Counsel RB’s real estate inventory.  In 2009, $21 of the income was the gain on the sale of a portion of the Company’s investment in Buddy Media, and $1 was interest income.

•
Third party interest expense was $246 in the first nine months of 2010, as compared to $112 in the first nine months of 2009.  All of the expense related to the third party debt owed by Counsel RB, which was entered into during the second quarter of 2009.

•
Related party interest expense was $64 in the first nine months of 2010, as compared to $74 in the first nine months of 2009.  All of the expense related to the Company’s loan from its parent, Counsel, which was repaid in full during the third quarter of 2010.  The Company began receiving advances from Counsel in the second quarter of 2009.

•
In the first nine months of 2010, the Company recorded income of $58 from its other equity accounted investments, as compared to recording income of $97 in the first nine months of 2009.  In 2010 the amount consisted of $54 income from Polaroid and income of $4 from Knight’s Bridge GP.  In 2009, the earnings consisted of $93 from Polaroid and $4 from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate.  Our revolving credit facility provides that the principal amount outstanding bears interest at the lender’s prime rate + 1.5%, or a minimum of 5%.  Assuming that the debt amount on the revolving credit facility at September 30, 2010 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $26 for that twelve-month period.  We do not believe that, in the near term, we are subject to material market risk on either our fixed rate third party or related party debt.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2010.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

C2 Global Technologies Inc.

	By:	/s/ Allan C. Silber
Date: November 15, 2010		Allan C. Silber
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)