Form 10-K
period 2010-12-31
Counsel RB Capital Inc.
filed 2011-03-31
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File No. 0-17973
COUNSEL RB CAPITAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2291344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

700 – 1 Toronto St., Toronto, Ontario, Canada	M5C 2V6
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.75 per share on June 30, 2010, as reported by the OTC - Bulletin Board, was approximately $1.555 million.

As of March 15, 2011, there were 26,960,080 shares of Common Stock, $0.01 par value, outstanding.

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

PART I

(All dollar amounts are presented in thousands of U.S. dollars (“USD”), unless otherwise indicated, except per share amounts)

Item 1. Business.

Overview, History and Recent Developments

Counsel RB Capital Inc. (“CRBCI”, “we” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.”  The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, and to “C2 Global Technologies Inc.” in 2005.  In December 2010, the Company filed an Information Statement with the U.S. Securities and Exchange Commission (“SEC”), evidencing consent action by the Company’s shareholders to change its name to “Counsel RB Capital Inc.”  The name change was finalized on January 20, 2011.  The most recent name change reflects the significance of the asset liquidation business carried out by the Company’s wholly-owned subsidiary, Counsel RB Capital LLC (“Counsel RB”), which commenced operations in the second quarter of 2009.

In 1994, we began operating as an Internet service provider, and soon turned to designing and building an internet protocol (“IP”) telecommunications platform consisting of proprietary software and hardware, and leased telecommunications lines.  In 1997, we began offering enhanced services over a mixed IP-and-circuit-switched network platform and acquired MiBridge, Inc. (“MiBridge”), a communications technology company engaged in the design, development, integration and marketing of a range of software telecommunications products that support multimedia communications over the Public Switched Telephone Network (“PSTN”), local area networks (“LANs”) and IP networks.  The acquisition of MiBridge permitted us to accelerate the development and deployment of IP technology across our network platform.  In 1998, we first deployed our real-time IP communications network platform, which represented the first nationwide, commercially viable VoIP platform of its kind.  In 2001, the Company entered the Telecommunications business, through a wholly-owned subsidiary, WXC Corp.  This business was sold effective September 30, 2005.

In 2002, the U.S. Patent and Trademark Office issued U.S. patent No. 6,438,124 (the “C2 Patent”) for the Company’s Voice Internet Transmission System.  Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP services market.  It encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet.  No special telephone or computer is required at either end of the call.  The apparatus that makes this technically possible is a system of Internet access nodes, or voice engines, which provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound.  The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and, as such, can lead to reduced toll charges.  On May 1, 2003, shortly after the issuance of the C2 Patent, we disposed of our domestic U.S. VoIP network.  The sale included the physical assets required to operate our nationwide network using our patented VoIP technology, included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data, and removed essentially all operations that did not pertain to this convergence solution.  As part of the sale, we retained all of our intellectual property rights and patents.

In 2003, we added to our VoIP patent holdings when we acquired U.S. Patent No. 6,243,373, “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications.  The vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure CRBCI’s obligations under the associated purchase agreement.  The VoIP Patent, together with the C2 Patent and related international patents and patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as it is used in the market today.  Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing CRBCI’s patented technology.  The comprehensive nature of the VoIP Patent is summarized in the patent’s abstract, which, in pertinent part, describes the technology as follows:  “A method and apparatus are provided for communicating audio information over a computer network.  A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.”  As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net earnings from our VoIP Patent Portfolio.

The Company’s objective is to obtain ongoing licensing and royalty revenue from the target market for its patents.  All activities relating to the Company’s licensing of the VoIP Patent Portfolio, or its other intellectual property, constitute the Company’s Patent Licensing operating segment.  CRBCI’s target market consists of carriers, equipment manufacturers, service providers and end users in the IP telephone market who are using CRBCI’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.

Up to December 31, 2004, revenue related to our intellectual property was based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005.  No revenue was due to the receipt of licensing fees and royalties.  In the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and in June 2006, C2 Communications Technologies Inc., a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against seven major U.S. telecommunications carriers, which alleged that these companies’ VoIP services and systems infringed the VoIP Patent.  The complaint sought an injunction, monetary damages, and costs.  The litigation resulted in the Company entering into settlement and license agreements in 2008, for which CRBCI was paid $17,625 in aggregate, whereby CRBCI granted the defendants non-exclusive, perpetual, worldwide, fully paid up, royalty free licenses under any of CRBCI’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

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

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses by acquiring minority positions in several companies.  It has since sold several of those interests, realizing gains in each case.  The Company’s most significant investment took place in the second quarter of 2009, when it invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  CRBCI’s interest is managed by Knight’s Bridge Capital Management L.P., an affiliate of the Company’s majority shareholder and parent, Counsel Corporation (together with its subsidiaries, “Counsel”).  The Company’s objective with respect to its investments is to realize long-term capital appreciation as the value of the underlying businesses is developed and recognized.  The Company’s investments are discussed in more detail in Note 5 of the audited consolidated financial statements included in Item 15 of this Report.

In February 2009 the Company established Counsel RB, which commenced operations in the second quarter of 2009, allowing the Company to diversify into a new operating segment.  Counsel RB has become a leader in capital asset solutions, which involve finding, acquiring and monetizing distressed and surplus assets.  In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, Counsel RB arranges traditional asset disposition sales, including liquidation and auction sales, and its objective is to be the leading resource for clients requiring capital asset solutions.  Counsel RB’s operations constitute the Company’s Asset Liquidation operating segment and are discussed in more detail in Note 2 of the audited consolidated financial statements.  Counsel RB was originally owned 75% by the Company and 25% by Counsel RB’s Co-CEOs.  In November 2010, the Company acquired the Co-CEOs’ 25% interest in exchange for approximately 3.2 million shares of the Company.  This transaction is discussed in more detail in Note 2 of the audited consolidated financial statements.

The Company’s segments are discussed in more detail in Note 15 of the audited consolidated financial statements.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet	U.S. No. 6,243,373 1	Issued: June 5, 2001
	Telephone System (“VoIP Patent”)		Expires: November 1, 2015
		Australia No. 716096	Issued: June 1, 2000
Expires: October 29, 2016

		People’s Republic of	Issued: December 14, 2005
		China No. ZL96199457.6	Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005
Expires: October 29, 2016

		Hong Kong	Issued: August 11, 2006
		No. HK1018372	Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007 2

	Voice Internet Transmission	U.S. No. 6,438,124	Issued: August 20, 2002
	System (“C2 Patent”)		Expires: July 22, 2018
		People’s Republic of	Issued: May 21, 2004
		China No. ZL97192954.8	Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006
Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008
Expires: February 5, 2017

		South Korea No. 892950	Issued: April 3, 2009
Expires: February 5, 2017

		South Korea No. 923483	Issued: October 19, 2009
Expires: February 5, 2017

	Private IP Communication	U.S. No. 7,215,663	Issued: May 8, 2007
	Network Architecture		Expires: June 12, 2017

Conferencing	Delay Synchronization in	U.S. No. 5,754,534	Issued: May 19, 1998
	Compressed Audio Systems		Expires: May 6, 2016

	Volume Control Arrangement	U.S. No. 5,898,675	Issued: April 27, 1999
	for Compressed Information Signal Delays		Expires: April 29, 2016

1 In August 2010, as a result of ex parte requests for re-examination of U.S. Patent No. 6,243,373, the United States Patent and Trademark Office (“USPTO”) issued a non-final office action rejecting the claims of the patent.  On March 24, 2011, the USPTO confirmeded the patentability of the claims of the patent.

2 The European patent has been validated in Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden and Switzerland.

In addition to the C2 and VoIP patents, which cover the foundation of any VoIP system, our patent portfolio includes:

Private IP Communication Network Architecture (U.S. Patent No. 7,215,663) - This invention relates generally to multimedia communications networks.  The patent’s Internet Linked Network Architecture delivers telecommunication type services across a network utilizing digital technology. The unique breadth and flexibility of telecommunication services offered by the Internet Linked Network Architecture flow directly from the network over which they are delivered and the underlying design principles and architectural decisions employed during its creation.

CRBCI also owns intellectual property that solves teleconferencing problems:

Delay Synchronization in Compressed Audio Systems (U.S. Patent No. 5,754,534) - This invention eliminates popping and clicking when switching between parties in a communications conferencing system employing signal compression techniques to reduce bandwidth requirements.

Volume Control Arrangement for Compressed Information Signals (U.S. Patent No. 5,898,675) - This invention allows for modifying amplitude, frequency or phase characteristics of an audio or video signal in a compressed signal system without altering the encoder or decoder employed by each conferee in a conferencing setting, so that individuals on the conference call can each adjust their own gain levels without signal degradation.

Employees

As of December 31, 2010, CRBCI had thirteen employees.  Seven of them are employed directly by Counsel RB.  Six employees are also employees of Counsel, and, except for the CEO, their salaries are paid by Counsel.  Under the terms of a management services agreement (the “Agreement”), as described in Item 11 of this Report, the Counsel employees provide management and administrative services to CRBCI and the associated costs are allocated to CRBCI.  The CEO has a separate employment arrangement with CRBCI, as discussed in Item 11.

Industry and Competition

Asset liquidation
Our asset liquidation business, Counsel RB, is involved primarily in the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  The market for these assets is highly fragmented.  In acquiring assets for resale, Counsel RB competes with other liquidators, auction companies, dealers and brokers.  It competes for potential purchasers with other liquidators and auction companies, as well as with equipment manufacturers, distributors, dealers and equipment rental companies.  Some of Counsel RB’s competitors have significantly greater financial and marketing resources and name recognition.

Counsel RB’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”).  These Joint Ventures allow Counsel RB to have access to more opportunities, and to mitigate some of the competition from the market’s larger participants.  Counsel RB’s objective is to be the leading resource for clients requiring capital asset solutions.  To achieve this objective, it plans to strengthen its core competencies, create a full-service industrial auction division, develop an asset-based debtor in possession (“DIP”) facility and build out a valuation practice to provide equipment appraisals to companies and financial institutions.  As part of this process, Counsel RB has recently hired several key employees with equipment and real estate expertise as well as experience in business development and client relations.

Patent Licensing
The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets.  Technological advances, along with the growing deregulation of communications services markets in the United States and in other countries around the world, have resulted in a proliferation of new services and products and rapid increases in network capacity.  There is also significant price competition.

Historically, the communications services industry transmitted voice and data over separate networks using different technologies, such as circuit switching.  VoIP technology can replace the traditional telephone network, and is more efficient than a dedicated circuit network, because it is not restricted by the one-call, one-line limitation of a traditional telephone network.  In addition, VoIP technology enables the provision of enhanced services such as unified messaging.

Our objective is to have telecommunications service providers (“TSPs”), equipment suppliers (“ESs”) and end users license our patents.  In this regard, our competition is existing technology, outside the scope of our patents, which allows TSPs and ESs to deliver communication services to their customers.

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

Government Regulation

Recent legislation in the United States, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, has increased public companies’ regulatory and compliance costs as well as the scope and cost of work provided by independent registered public accountants and legal advisors.  The Company became subject to Sarbanes-Oxley Section 404 reporting as of December 31, 2007.  As implementation guidelines continue to evolve, we expect to continue to incur costs, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

Available Information

CRBCI is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that CRBCI file reports, proxy statements and other information with the SEC.  The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including CRBCI, which file electronically with the SEC.  In addition, CRBCI’s Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company makes available free of charge through its web site, http://www.counselrb.com (follow Investor Relations tab to link to “SEC Filings”) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors.

You should carefully consider and evaluate these risk factors, as any of them could materially and adversely affect our business, financial condition and results of operations, which, in turn, can adversely affect the price of our securities.

We have increased our exposure to the risks of our asset liquidation business.
In the first quarter of 2009 the Company established its 75%-owned subsidiary, Counsel RB.  As discussed elsewhere in this Report, in the fourth quarter of 2010 the Company acquired the remaining 25% of Counsel RB.  The Company has therefore increased its exposure to the risks inherent in this business, such as those associated with the collectability of accounts receivable, inventory valuation and turnover.

We face significant competition in our asset liquidation business.
Our asset liquidation business depends on our ability to successfully obtain a continuous supply of distressed and surplus assets for profitable resale to third parties.  In this regard, we compete with numerous other organizations, some of which are much larger and better-capitalized, with greater resources available for both asset acquisition and associated marketing to potential customers.  As competition in this business increases, we may be unable to compete successfully against current and future competitors.

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

A significant portion of our asset liquidation business is conducted through Joint Ventures.
Conducting business through Joint Ventures, as described above under “Industry and Competition”, allows us to participate in significantly larger deals than those we could fund independently.  If we ceased entering into Joint Ventures, the pool of potential transactions would be reduced.  This could negatively impact our ability to obtain a continuous supply of assets for resale, and could have a material adverse effect upon our use of working capital and our results of operations.

Our asset liquidation business is subject to environmental risk.
Our asset liquidation business at times includes the purchase and resale of buildings and land.  Although our purchase process includes due diligence to determine that there are no adverse environmental issues, it is possible that such issues could be discovered subsequent to a completed purchase.  Any remediation and related costs could have a material adverse effect upon our business and results of operations.

We are dependent upon key personnel.
Our operations, particularly those of Counsel RB, are substantially dependent on the knowledge, skills and performance of our executive officers.  The loss of any one of these officers could damage key relationships, and result in the loss of essential information and expertise.  As our operations expand we will be required to hire additional employees, and may face competition for them.  Therefore, either the loss of the services of our existing officers, or the inability to attract and retain appropriately skilled new employees, could have a material adverse effect upon our business and therefore our results of operations.

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

We have a significant investment in non-publicly traded equity.
The Company’s investment in Polaroid, which was initially made during 2009, represents approximately 16% of its total assets at December 31, 2010.  The investment is in a private company and therefore not easily liquidated.  Although the Company’s analysis of this investment opportunity concluded that it will generate positive returns, there can be no assurance that the Company will either recover the entire value of its initial investment or earn a positive return to the extent that it expects.

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
The Company’s VoIP Patent Portfolio consists of United States Patents No. 6,243,373 and No. 6,438,124.  The ultimate value of these patents has yet to be determined.  If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize additional value from our patents, or prevent third parties from benefiting from those patents without benefit to the Company.  Any currently pending or future patent applications may not result in issued patents.  In addition, any issued patents may not have priority over any patent applications of others or may not contain claims sufficiently broad to protect us against third parties with similar technologies, products or processes.  In addition, the Company’s existing patents have finite lives (although they may be extended by filing continuations and/or divisional applications), most of which expire over the next five to seven years.  There is no guarantee that they will be fully exploited or commercialized before expiry.

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

Our principal stockholder, Counsel, has voting control of the Company and certain of our executive officers are employees of Counsel.
Counsel owns approximately 77% of our outstanding common stock.  As a result, Counsel controls all matters requiring approval by the stockholders, including the election of the Board of Directors and significant corporate transactions.  Our Board of Directors has five members, four of whom are not employees or otherwise affiliated with Counsel.  The Board establishes corporate policies and has the sole authority to nominate and elect officers to carry out those policies.  Our President, Chief Financial Officer, Vice President of Accounting and Corporate Secretary are all employees of Counsel.  Counsel’s control over CRBCI could delay or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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
Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share.  The Board is authorized to determine the rights and preferences of any additional series or class of preferred stock.  The Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our shares of common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock.  The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of CRBCI.

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
The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors.  To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future.  As of December 31, 2010, we do not have any preferred stock outstanding that has any preferential dividends.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties.

The Company, in connection with its intellectual property licensing business, rents approximately 200 square feet of office space in Marshall, TX on a month to month basis for a nominal amount.  Should the Company be required to vacate these premises, ample alternative space is available.

The Company, in connection with its asset liquidation business, leases office space in White Plains, NY and Los Angeles, CA.  The White Plains space is approximately 3,500 square feet and its lease is in effect until December 31, 2015.  The Los Angeles space is approximately 300 square feet and its lease is in effect until September 30, 2013.

All accounting and reporting functions are carried out from the corporate office of the Company’s majority stockholder, Counsel, located in Toronto, Ontario, Canada.  The Company is not required to pay rent or other occupancy costs to Counsel.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of CRBCI’s common stock, $0.01 par value per share, are traded on the OTC Bulletin Board (“OTCBB”) under the symbol CRBN.OB.

The following table sets forth the high and low prices for our common stock, as quoted on the OTCBB, for the calendar quarters from January 1, 2009 through December 31, 2010, based on inter-dealer quotations, without retail mark-up, mark-down or commissions.  These prices may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2009	$0.50	$0.14
June 30, 2009	0.30	0.15
September 30, 2009	0.45	0.08
December 31, 2009	0.45	0.07

March 31, 2010	$0.16	$0.08
June 30, 2010	1.18	0.06
September 30, 2010	0.85	0.10
December 31, 2010	0.26	0.10

On March 15, 2011, the closing price for a share of the Company’s common stock was $0.35.

Holders

As of March 15, 2011, the Company had approximately 230 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future.  As of December 31, 2010, we do not have any preferred stock outstanding which has any preferential dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

During the twelve months ended December 31, 2010, 40,000 options were granted to directors under the 2003 Employee Stock Option and Appreciation Rights Plan.  These options were issued with an exercise price of $0.08/share, which equalled fair market value on the date of the grant, and they vest over a 4-year period subject to the grantee’s continued service as a director with the Company.  The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  No other options were granted during the twelve months ended December 31, 2010.

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2010 Non-Qualified Stock Option Plan	—	—	1,250,000

2003 Stock Option and Appreciation Rights Plan	493,250	$0.77	1,506,750

1997 Recruitment Stock Option Plan	234,163	0.87	135,837

1995 Directors Stock Option and Appreciation Rights Plan	—	—	12,500

1995 Employee Stock Option and Appreciation Rights Plan	—	—	20,000

Equity compensation plans not approved by security holders:
Issuance of non-qualified options to employees and outside consultants	833	78.00	—

Total	728,246	$0.89	2,925,087

(1) For a description of the material terms of these plans, see Note 14 in the Company’s audited financial statements included in Item 15 of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None other than those previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities.

We did not make any stock repurchases during the last quarter of 2010.

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

The following graph compares our cumulative total stockholder return with that of the Russell 2000 index of small-capitalization companies, our former peer group (“Former Group”), and our current peer group (“Current Group”). The graph assumes an initial investment of $100.00 made on December 31, 2005, and the reinvestment of dividends (where applicable). We have never paid a dividend on our common stock.

In 2009, following our investment in Counsel RB and diversification of our business into asset liquidation, we reevaluated the composition of our Former Group, as previously utilized to assess our stock performance, and concluded that it required amendment.  In 2010, we did a similar evaluation and concluded that further amendment was needed.  Accordingly, we constructed the Current Group.  The Current Group consists of Acacia Research Corporation, Patriot Scientific Corporation, Ritchie Bros. Auctioneers and Great American Group, Inc.  The Former Group consists of Acacia Research Corporation, Patriot Scientific Corporation, Network-1 Security Solutions Inc. and Ritchie Bros. Auctioneers.

Total Return Analysis
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Counsel RB Capital Inc.	$100.00	$65.57	$50.82	$22.95	$24.59	$19.67
Russell 2000 Index	$100.00	$118.37	$116.51	$77.15	$98.11	$124.46
Current Peer Group	$100.00	$143.86	$196.27	$139.06	$159.24	$190.19
Former Peer Group	$100.00	$144.91	$198.15	$139.98	$161.73	$200.78

Source:  Morningstar, Inc.  (312) 384-4055

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

	2010	2009	2008	2007	2006

Statement of Operations Data :

Asset liquidation revenue	$3,266	$5,991	$—	$—	$—
Patent licensing revenue	—	—	17,625	—	—

Earnings of equity accounted asset liquidation investments	7,586	64	—	—	—

Operating income (loss)	5,380	(769)	5,603	(1,236)	(1,301)

Other income (expense)	(5)	(88)	442	(213)	155

Goodwill impairment	(173)	—	—	—	—

Interest expense	(336)	(325)	(43)	(196)	(10,900)

Income tax expense (recovery)	(1,318)	269	125	(1,000)	—

Earnings (loss) from equity accounted investments	30	252	(38)	6	—

Income (loss) from continuing operations	6,214	(1,199)	5,839	(639)	(12,046)

Income (loss) from discontinued operations	—	—	(12)	(6)	4,370

Net (income) loss attributable to non-controlling interest	(1,385)	(65)	—	—	—

Net income (loss) attributable to controlling interest	4,829	(1,264)	5,827	(645)	(7,676)

Earnings (loss) from continuing operations per common share – basic and diluted:	$0.21	$(0.06)	$0.25	$(0.03)	$(0.63)

Balance Sheet Data:
Total assets	$16,686	$11,627	$5,443	$1,796	$1,386
Total current liabilities	$7,238	$7,673	$472	$2,737	$1,855
Total long-term obligations	$—	$—	$—	$—	$—
Stockholders’ equity (deficit)	$9,448	$3,954	$4,971	$(941)	$(469)

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

Liquidity and Capital Resources

Liquidity

At December 31, 2010 the Company’s working capital was $1,621, as compared to a working capital deficit of $4,346 at December 31, 2009.  The primary contributors to the change were an increase of $2,515 in cash, an increase of $2,152 in equipment inventory, an increase of $471 in deposits, and a decrease of $141 in debt payable to third parties.  These increases more than offset the $1,450 decrease in amounts receivable and the $1,098 increase in accounts payable and accrued liabilities  During 2010, the Company’s primary sources of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, were Counsel RB’s gross profit of $8,740, the reduction of $1,450 in accounts receivable, a gain of $332 on the Company’s sale of its investment in Buddy Media, Inc. and receipt of $304 in cash distributions from the Company’s investments.  Cash disbursements, other than those related to repayment of debt, were primarily related to operating expenses of $3,232.  During 2010, the Company also invested an additional $316 in Polaroid.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year.  If these assets were classified as current, the Company would report working capital of $6,742 at December 31, 2010 and working capital of $993 at December 31, 2009.

Counsel RB has a revolving credit facility in the amount of up to $7,500 in place to finance its purchases of assets for resale, as discussed in Note 7 of the audited consolidated financial statements.

The Company is continuing to pursue licensing and royalty agreements with respect to its patents.  Even if the Company does not enter into such agreements within the next twelve months, it expects to generate sufficient cash from Counsel RB’s operations to meet its ongoing cash requirements for at least that period of time.

The Company’s portfolio investments are in companies that are not publicly traded, and therefore these investments are illiquid.  Although the Company’s investments were made with the objective of recognizing long-term capital gains, neither the amount nor the timing of such gains can be predicted with any certainty.  To date the Company has realized capital gains on its investments in MyTrade.com, LIMOS.com and Buddy Media, Inc., and has not sold any investments at a loss.

Ownership Structure and Capital Resources

•	At December 31, 2010 the Company had stockholders’ equity of $9,448, as compared to $3,954 at December 31, 2009.

•
At December 31, 2010 the Company was 79.5% owned by Counsel.  The Co-CEOs of Counsel RB each owned 6.25% of the Company, and the remaining 8.0% was owned by public stockholders.  On March 15, 2011, as discussed in Note 16 of the audited consolidated financial statements, the Company issued one million common shares through a private placement, representing 3.7% of the outstanding common shares.  Counsel’s ownership thereby decreased to 76.6%, that of the Co-CEOs to 6.0% each, and that of the remaining public stockholders to 7.7%.

•
As discussed in Note 2 of the audited consolidated financial statements, Counsel RB was originally owned 75% by the Company and 25% by Counsel RB’s Co-CEOs, and at November 30, 2010 the Company acquired the 25% interest in Counsel RB in exchange for 3,242,000 common shares of CRBCI.  The net result of this transaction was a transfer of $921 from the non-controlling interest to the Company, $32 of which was allocated to common shares and $889 of which was allocated to additional paid-in capital.  The remaining balance of the non-controlling interest was distributed to Counsel RB’s Co-CEOs.

•
Beginning in 2001, Counsel invested over $100,000 in CRBCI to fund the development of CRBCI’s technology and its Telecommunications business, and at December 29, 2006 CRBCI owed $83,582 to Counsel, including accrued and unpaid interest.  On December 30, 2006 Counsel converted $3,386 of this debt into 3,847,475 common shares of CRBCI, and forgave the balance of $80,196.

Cash Position and Cash Flows

Cash at December 31, 2010 was $2,608 compared to $93 and $4,076 at the same date in 2009 and 2008, respectively.

Cash provided by or used in operating activities.  Cash provided by operating activities during 2010 was $4,555, as compared to cash used of $7,842 in 2009 and cash provided of $5,680 in 2008.  In 2010 the Company had income of $6,214 from continuing operations, as compared to a loss of $1,199 in 2009 and income of $5,839 in 2008.  In 2010 and 2009, the operations of Counsel RB were the primary source of cash receipts and disbursements; in 2008 patent licensing was the Company’s only operating segment

During 2010 the Company recorded a $123 write-down of inventory, as compared to a write-down of $113 in 2009.  No write-downs of equity accounted asset liquidation investments were recorded in 2010, as compared to write-downs of $212 in 2009.  There were no similar transactions during 2008.  During 2010, the Company also determined that its goodwill of $173 was impaired, and recorded an impairment charge for the full amount.  There were no similar transactions during 2009 or 2008.

During 2010, the Company accrued interest of $13 on third party debt, as compared to accruing $61 in 2009 and $0 in 2008.  The decrease in 2010 is related to the 2010 repayment of a promissory note that was outstanding at December 31, 2009.  Also in connection with the promissory note, the Company amortized deferred financing costs of $80 in 2010 and $112 in 2009.  In the third quarter of 2010, the Company fully repaid the related party loan of $1,564 that was outstanding at December  31, 2009, and therefore no accrued interest was recorded for 2010, compared to $108 in 2009 and $0 in 2008.

The Company recorded $30 in earnings from equity accounted investments during 2010, $14 of which was from Polaroid, as compared to earnings of $252 during 2009 and a loss of $38 in 2008.  The Company’s gains on the sale of investments were $332 in 2010, $21 in 2009 and $425 in 2008.  In both 2010 and 2009, the gains related to sales of the investment in Buddy Media, Inc.; in 2008 the gain related to the sale of the investment in LIMOS.com.

During 2010, the Company recorded an increase of $1,499 in its deferred income tax asset, as compared to decreases of $146 and $125 in 2009 and 2008, respectively.  The 2010 amount relates to projections regarding Counsel RB’s operations during 2011.

Cash flows from investing activities.  Net cash provided by investing activities during 2010 was $444, as compared to $2,273 of cash used and $664 of cash provided during 2009 and 2008, respectively.  During 2010, the Company invested an additional $316 in Polaroid, compared to its initial investment of $2,631 in 2009.  These investments were partially offset by cash distributions from Polaroid totaling $288 in 2010 and $232 in 2009.  The Company also received cash distributions from Knight’s Bridge GP totaling $16 in 2010, $5 in 2009 and $8 in 2008.  In 2010, proceeds from the sale of the Company’s remaining investment in Buddy Media were $456, compared to proceeds of $121 in 2009 from its initial sale of a portion of the Buddy Media investment.  Proceeds of $781 in 2008 related to the Company’s sale of its investment in LIMOS.com.

Cash flows from financing activities.  Net cash of $2,484 was used in financing activities during 2010, as compared to cash provided of $6,132 in 2009 and cash used of $2,335 in 2008.  In 2010, in connection with the operations of Counsel RB, the Company repaid net cash of $154 to third party lenders as compared to receiving net cash of $4,565 in 2009.  Also in 2010, net cash of $1,564 was repaid to the Company’s parent, Counsel, as compared to the receipt of net cash of $1,456 in 2009, and the repayment of $2,335 during 2008.  During 2010, in connection with the Company’s acquisition of the 25% non-controlling interest in Counsel RB, the Company made a distribution of $766 to the non-controlling interest.  In 2009 the non-controlling interest made a net contribution of $237.  In 2009, $126 was used to purchase and cancel preferred and common shares, as part of a settlement with dissenting shareholders; there were no similar transactions in 2010 or 2008.

Contractual Obligations

The following table summarizes the amounts of payments due, including accrued interest to December 31, 2010 and estimated interest to maturity, under specified contractual obligations outstanding at December 31, 2010.  We have no liabilities associated with income taxes that require disclosure.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$4,710	$4,710	$—	$—	$—
Operating leases	751	152	310	289	—
Total	$5,461	$4,862	$310	$289	$—

Consolidated Results of Operations

Key selected financial data for the three years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Revenue:
Asset liquidation	$3,266	$5,991	$—
Patent licensing	—	—	17,625
Total revenue	3,266	5,991	17,625

Operating costs and expenses:
Asset liquidation	2,112	4,138	—
Patent licensing and maintenance	128	29	10,729
Selling, general and administrative	3,232	2,657	1,273
Depreciation and amortization	—	—	20
Total operating costs and expenses	5,472	6,824	12,022
	(2,206)	(833)	5,603
Earnings of equity accounted asset liquidation investments	7,586	64	—
Operating income (loss)	5,380	(769)	5,603
Other income (expenses):
Other income (expense)	(5)	(88)	442
Goodwill impairment	(173)	—	—
Interest expense – third party	(272)	(217)	—
Interest expense – related party	(64)	(108)	(43)
Total other income (expense)	(514)	(413)	399
Income (loss) from continuing operations before the undernoted	4,866	(1,182)	6,002
Income tax expense	(1,318)	269	125
Earnings (loss) of equity accounted investments (net of $0 tax)	30	252	(38)
Income (loss) from continuing operations	6,214	(1,199)	5,839
Loss from discontinued operations	—	—	(12)
Net income (loss)	6,214	(1,199)	5,827
Net income attributable to non-controlling interest	(1,385)	(65)	—
Net income (loss) attributable to controlling interest	$4,829	$(1,264)	$5,827

Asset liquidation revenue is earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  It is also earned from more traditional asset disposition services, such as on-site and webcast auctions, liquidations and negotiated sales.  The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments, as discussed in Note 2 of the audited consolidated financial statements.  The Company began operating in the asset liquidation segment in the second quarter of 2009 when Counsel RB, which was established in the first quarter of 2009, commenced operations.

Patent licensing revenue is derived from licensing our intellectual property.  Our VoIP Patent Portfolio is an international patent portfolio covering the basic process and technology that enable VoIP communications.

2010 Compared to 2009

Asset liquidation revenues were $3,266 in 2010 compared to $5,991 in 2009, asset liquidation expense was $2,112 in 2010 compared to $4,138 in 2009, and earnings of equity accounted asset liquidation investments were $7,586 in 2010 compared to $64 in 2009.  The net earnings of these three items were $8,740 in 2010 compared to $1,917 in 2009.  Because Counsel RB conducts its asset liquidation operations both independently and through partnerships, as discussed in Note 2 of the audited consolidated financial statements, and the ratio of the two is unlikely to remain constant year over year, the operations must be considered as a whole rather than on a line-by-line basis.  The earnings in 2010 significantly exceeded those in 2009 both because Counsel RB did not begin operating until the second quarter of 2009, and because as Counsel RB has become more established, its operations have expanded.

Patent licensing revenues were $0 in both 2010 and 2009.

Patent licensing and maintenance expense was $128 in 2010 compared to $29 in 2009. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing and maintenance, and the participation fee of 35% payable to the vendor of the VoIP Patent.  Expenses were only incurred with respect to the third component in 2010 and 2009.

Selling, general, administrative and other expense was $3,232 for the year ended December 31, 2010 as compared to $2,657 for the year ended December 31, 2009.  The significant changes included:

•
Compensation expense in 2010 was $1,741 compared to $1,163 in 2009.  In 2010, compensation paid to Counsel RB employees was $1,281, as compared to $954 paid in 2009.  The increase was due to two factors.  The first is that compensation paid in 2010 was for the entire year, whereas for 2009 it was paid for only 10 months, as Counsel RB was founded in 2009.  The second is that during 2010, as Counsel RB’s operations have continued to expand, the number of direct employees has increased from four to seven.  In both 2010 and 2009 the salary earned by the CEO of CRBCI was $138.  However, in 2010 a bonus of $275 was awarded to the CEO of CRBCI; there was no corresponding expense in 2009.  Stock-based compensation expense decreased by $25, from $71 in 2009 to $46 in 2010.

•
Legal expenses in 2010 were $143, a decrease of $393 compared to $536 in 2009.  In 2010, $80 of these expenses were related to Counsel RB’s operations, and the majority of the remaining expense related to the Company’s acquisition of Counsel RB’s non-controlling interest.  In 2009, Counsel RB incurred $85 of legal expense and the remaining expense was primarily due to costs incurred with respect to the formation of proposed investment fund vehicles.

•	Accounting and tax consulting expenses in 2010 were $138 compared to $97 in 2009.

•	Fees paid to the members of our Board of Directors were $136 in 2010 compared to $126 in 2009, due to more meetings held during 2010.

•	Consulting expense was $105 in 2010 as compared to $82 in 2009, and related solely to the operations of Counsel RB.

•	Management fee expense charged by our majority stockholder, Counsel, remained unchanged at $360 in both 2010 and 2009. See Item 13 of this Report for details regarding these management fees.

•	Directors and officers liability insurance expense was $51 in 2010 as compared to $91 in 2009. The decrease reflects a decrease in the premium.

•
Office rent was $100 in 2010 as compared to $64 in 2009, and related solely to the operations of Counsel RB.  The increase is due to the growth of the business and the requirement for additional space as the number of employees has increased.

•
Travel and entertainment expense was $75 in 2010 as compared to $30 in 2009, and in both years was primarily related to the operations of Counsel RB.  The increase is due to the growth of Counsel RB’s business during 2010.

•	General insurance expense was $44 in 2010 as compared to $20 in 2009. The increase is due to the growth of Counsel RB’s operations.

•	During 2010, the Company recorded a provision of $168 on accounts and notes receivable related to Counsel RB’s operations. There were no similar transactions during 2009.

Other income (expense) and earnings of equity accounted investments – the changes are related to the following:

•
Other expense was $5 in 2010, as compared to other expense of $88 in 2009.  In 2010, the Company realized a gain of $332 on the fourth quarter sale of its remaining investment in Buddy Media.  The other significant source of other income was a $153 settlement from legacy litigation involving a joint venture in which Counsel RB had invested.  Counsel RB also earned interest income of $25.  These items were partially offset by a $123 writedown of Counsel RB’s real estate inventory, and $392 of net operating expenses relating to properties held for sale by Counsel RB.  In 2009 the expense consisted primarily of a write down of $113 taken against Counsel RB inventory, of which $24 related to equipment and $89 to real estate.  These losses were partially offset by a gain of $21 on the Company’s sale of a portion of its investment in Buddy Media and $4 of bank interest.

•
Third party interest expense was $272 in 2010 as compared to $217 in 2009, all of which related to the third party debt owed by Counsel RB.  In 2010, $80 of this expense represents the amortization of deferred financing costs, as compared to $112 in 2009.

•
Related party interest expense was $64 in 2010, as compared to $108 in 2009.  During 2010 the Company repaid all of the 2009 and 2010 advances from Counsel, and at December 31, 2010 the Company had a receivable from Counsel of $392.

•
In 2010, the Company recorded $30 of earnings from its equity accounted investments, as compared to earnings of $252 in 2009.  In 2010, the earnings consisted of $14 from Polaroid and $16 from Knight’s Bridge GP.  In 2009, the comparable amounts were earnings of $246 from Polaroid and $6 from Knight’s Bridge GP.

2009 Compared to 2008

In 2009, asset liquidation revenues were $5,991, asset liquidation expense was $4,138, and earnings of equity accounted asset liquidation investments were $64, for net earnings of $1,917.  There were no similar earnings in 2008 because Counsel RB did not begin operating until the second quarter of 2009.

Patent licensing revenues were $0 in 2009 and $17,625 in 2008.  In 2008 these revenues were from settlement and license agreements entered into with several U.S. telecommunications carriers.

Patent licensing and maintenance expense was $29 in 2009 compared to $10,729 in 2008. This expense includes four components:  disbursements directly related to patent licensing, contingency fees earned by our legal counsel, ongoing business expenses related to patent licensing, and the participation fee of 35% payable to the vendor of the VoIP Patent.

Selling, general, administrative and other expense was $2,657 for the year ended December 31, 2009 as compared to $1,273 for the year ended December 31, 2008.  The significant changes included:

•
Compensation expense in 2009 was $1,163 compared to $361 in 2008.  The increase was primarily due to $954 of compensation paid to Counsel RB employees, for which there was no corresponding expense in 2008.  The salary earned by the CEO of CRBCI remained unchanged at $138.  There was no bonus paid to the CEO of CRBCI in 2009, compared to $138 paid in 2008.  Stock-based compensation expense decreased by $14, from $85 in 2008 to $71 in 2009.

•
Legal expenses in 2009 were $536, an increase of $448 compared to $88 in 2008.  The increase was primarily due to costs incurred with respect to the formation of proposed investment fund vehicles.  As well, Counsel RB incurred $85 of legal expense during 2009.

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

Other income (expense) and earnings of equity accounted investments – the changes are related to the following:

•
Other expense was $88 in 2009, as compared to other income of $442 in 2008.  In 2009 this consisted primarily of a write down of $113 taken against Counsel RB inventory, of which $24 related to equipment and $89 to real estate.  These losses were partially offset by a gain of $21 on the Company’s sale of a portion of its investment in Buddy Media and $4 of bank interest.  In 2008 this consisted of a $425 gain on the sale of the Company’s investment in LIMOS.com, $15 of interest income and $2 received as a reduction of prior years’ insurance premiums.

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

•
In 2009, the Company recorded $252 of earnings from its equity accounted investments, as compared to recording a loss of $38 in 2008.  In 2009, the earnings consisted of $246 from Polaroid and $6 from Knight’s Bridge GP.  In 2008, the Company recorded a loss of $38, consisting of a $43 loss from LIMOS.com, partially offset by $5 earnings from Knight’s Bridge GP.

Future Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (“ASU 2010-20”).  ASU 2010-20 amends an entity’s disclosures about its receivables by requiring more detailed and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  Financing receivables are defined as contractual rights to receive money on demand or on fixed or determinable dates, which rights are recognized as an asset in the entity’s statement of financial position.  The objective is to improve financial statement users’ understanding of 1) the nature of the credit risk associated with an entity’s financing receivables, and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  For information as of the end of a reporting period, ASU 2010-20 is effective for the first interim or annual reporting period ending on or after December 15, 2010.  For information about activity during a reporting period, ASU 2010-20 is effective for the first interim or annual reporting period beginning after December 15, 2010.  The Company has therefore included the disclosures required by ASU 2010-20 in this Report.

The FASB and the SEC have issued other accounting pronouncements and regulations during 2010 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Critical Accounting Policies

Use of estimates

Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  This requires management to make estimates and assumptions based on historical experience and various other factors that are believed to be reasonable under the circumstances.  These affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates required in the preparation of the audited consolidated financial statements included in Item 15 of this Report include the assessment of collectability of revenue recognized, accounts receivable valuation, inventory valuation, investment valuation, valuation of goodwill and intangible assets, valuation of deferred income tax assets, liabilities, and stock-based compensation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Amounts receivable

The Company’s amounts receivable are primarily related to the operations of Counsel RB.  They are composed of both accounts receivable assumed by Counsel RB as a component of an asset acquisition, and amounts receivable resulting from asset sales or from services provided by Counsel RB personnel.  The initial value of an amount receivable corresponds to the fair value of the underlying goods or services.  To date all receivables have been classified as current, and due to their short-term nature, any decline in fair value would be due to issues involving collectability.  At each financial statement date the collectability of each outstanding amount receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable.  Collectability is determined on the basis of payment history.  In the fourth quarter of 2010, the Company recorded an allowance of $22 on an account receivable, and an allowance of $146 on a note receivable.

To date the Company has funded only one interest-bearing note receivable.  As it is in default and an allowance has been recorded, the Company is not accruing interest income.  In the event other notes receivable were funded, interest would be recognized according to the specific terms of each agreement, and any net deferred fees or costs would be amortized over the contracted term.

Inventory

The Company’s inventory consists of assets acquired for resale by Counsel RB, which are normally expected to be sold within a one-year operating cycle.  They are recorded at the lower of cost and net realizable value.  Since the commencement of Counsel RB’s operations in the second quarter of 2009, the assets’ selling prices have in general been in excess of their cost.  However, in 2009 equipment inventory was written down by $24, and real estate inventory was written down by $89, and in 2010 real estate inventory was written down by $123.

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

Investments

The Company holds investments in two private companies:  an equity interest in KPL, LLC (“Polaroid) and an equity interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”).  Since neither of these investments are traded on an open market, and they are not convertible into investments that are traded on an open market, significant judgment is involved in estimating their fair values.

Both investments are accounted for under the equity method.  Under this method, the investments are carried at cost, plus or minus the Company’s share of increases and decreases in the investee’s net assets and certain other adjustments.  The Company’s share of the net income or loss of the investee is reported separately in the Company’s income statement, and any return of capital or dividend received from the investee is credited to the investment account.  The Company also recognizes any other-than-temporary impairments of equity accounted investments.

The fair value estimates of these investments are based on Level 3 inputs.  For Polaroid, an internal valuation, based on current financial statements and projections, was used.  The Company concluded that its investment was not impaired and that the fair value exceeded book value.  The value of Knight’s Bridge GP is primarily based on the value of the investments held by its own equity method investee, the Internet Fund.  These investments are also not publicly traded, and their values are estimated using Level 3 inputs, primarily investee financial statements and projections.  Based on an analysis of Knight’s Bridge GP and the Internet Fund at December 31, 2010, management concluded that its equity investment was not impaired and that cost is the best estimate of fair value.

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

The Company periodically assesses the value of its deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance.  The Company evaluates which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards.  For further discussion of the Company’s income taxes, see Note 10 of the audited consolidated financial statements included in Item 15 of this Report.

Liabilities

In the normal course of its business, the Company may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At December 31, 2010 the Company does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or operations.

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business.  On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation.  Based on this evaluation, the Company determines whether a liability accrual is appropriate.  If the likelihood of a negative outcome is probable, and the amount is estimable, the Company accounts for the liability in the current period.  At this time, the Company is not involved in any material litigation and therefore no such liabilities have been recorded.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate.  Our Revolving Credit Facility provides that the principal amount outstanding bears interest at the lender’s prime rate + 1.5%, or a minimum of 5%.  Assuming that the debt amount on the Revolving Credit Facility at December 31, 2010 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $45 for that twelve-month period.  We do not believe that, in the near term, we are subject to material market risk on either our fixed rate third party or related party debt.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2010.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and supplementary data beginning on pages F-1 and S-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Based on its assessment using these criteria, the Company’s management concluded that the Company‘s internal control over financial reporting was effective as of December 31, 2010.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Under our Articles of Incorporation, as amended, the Board of Directors is divided into three classes, with the total number of directors to be not less than five and not more than nine.  Each director is to serve a term of three years or until his or her successor is duly elected and qualified.  As of the date hereof, the Board of Directors consists of five members:  one Class I director (Mr. Shimer), three Class II directors (Messrs. Toh, Heaton, and Silber) and one Class III director (Mr. Turock).  The following table sets forth the names, ages and positions with CRBCI of the persons who currently serve as our directors and executive officers.  With the exception of Jonathan Reich and Adam Reich, who are brothers, there are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	62	Chairman of the Board and President
Hal B. Heaton	60	Director (2), (3), (4)
Henry Y.L. Toh	53	Director (2), (3), (4)
Samuel L. Shimer	47	Director (2)
David L. Turock	53	Director (2)
Jonathan S. Reich	47	Co-Chief Executive Officer
Adam M. Reich	44	Co-Chief Executive Officer
Stephen A. Weintraub	63	Executive Vice President, Corporate Secretary and Chief Financial Officer

(1)	As of December 31, 2010.
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company, their principal occupations for the past five years, and their directorships held at public companies and registered investment companies at any time during the last five years:

Allan C. Silber, Chairman of the Board and President.  Mr. Silber was elected to the Board of Directors as a Class II director in September 2001.  He was appointed as Chairman of the Board in November 2001, a position he held until October 2004, and was again appointed as Chairman of the Board in March 2005.  On January 19, 2011, in connection with the appointment of Jonathan Reich and Adam Reich as Co-Chief Executive Officers of CRBCI Mr. Silber resigned the position of Chief Executive Officer and assumed the position of President.  Mr. Silber is the Chairman and CEO of Counsel Corporation, which he founded in 1979, the Chairman of Knight’s Bridge Capital Partners Inc., a wholly-owned subsidiary of Counsel that is a financial services provider, and, since 2007, the Chairman and, until December 2010, the CEO of Terra Firma Capital Corporation, a TSX Venture Exchange listed company of which Counsel owns approximately 21%.  Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

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

Henry Y.L. Toh, Director.  The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992.  Mr. Toh has valuable experience as a director with a variety of technology-oriented companies, in addition to extensive hands-on experience as an executive officer of the Company.  Mr. Toh became President of CRBCI in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996.  Mr. Toh was appointed as Chairman of the Audit Committee in March 2005.  Mr. Toh currently serves as Vice Chairman/Executive Vice President and Director of NuGen Holdings Inc. (formerly InovaChem, Inc.), a research, development and production company specializing in Axio flux electric motor systems, since January 2008, and President and CEO of Amerique Investments International Corporation since 1992.  He previously served as Executive Vice President and a director of NuGen Holdings Inc, from February 2008 to December 2009.  Mr. Toh has served as a director of iDNA, Inc., a specialized finance and entertainment company, since 1999; a director of Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, since 2002; a director of Isolagen, Inc., a biotechnology company, from 2003 until 2009; and a director of American Surgical Holdings, Inc. since 2007.  Mr. Toh is a graduate of Rice University.

Samuel L. Shimer, Director.  Mr. Shimer was appointed by the Board of Directors as a Class I director on April 15, 2001 to fill a Board vacancy.  Mr. Shimer has extensive expertise in mergers and acquisitions, including those transactions that occurred while he was an officer of the Company and Counsel, where he was initially employed as a Managing Director in 1997.  He was appointed Senior Vice President, Mergers & Acquisitions and Business Development in February 2003 and he terminated his employment with the Company in February 2004 to join J. H. Whitney & Co., a private equity fund management company, where he remained as a Partner until December 2010.  Mr. Shimer is currently Managing Director of SLC Capital Partners, LP, a private equity fund that he co-founded in April 2010.  From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal.  Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master’s of Business Administration degree from Harvard Business School.

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

Jonathan S. Reich, Co-Chief Executive Officer.  Together with his brother, Adam M. Reich, Mr. Reich was appointed Co-Chief Executive Officer of CRBCI on January 19, 2011.  Prior to this appointment, and beginning in February 2009, the Mssrs. Reich each served as Co-Chief Executive Officers of CRBCI’s subsidiary, Counsel RB, and continue to hold these positions.  Mr. Reich, who received his Juris Doctor in law from Fordham University, is an accredited lawyer and is licensed in New York and Connecticut.  He is a member of the American Bankruptcy Institute and the Turnaround Management Association, and is a former practicing bankrupt attorney who has assisted legal, financial and corporate clients with their surplus asset management needs for over twenty years.  He has extensive experience representing debtors and secured and unsecured creditors with complex asset transactions that arise from bankruptcies, plant closures and restructuring situations, and over the years has recovered millions of dollars from asset dispositions on behalf of his clients.

Adam M. Reich, Co-Chief Executive Officer.  Together with his brother, Jonathan S. Reich, Mr. Reich was appointed Co-Chief Executive Officer of CRBCI on January 19, 2011.  Prior to this appointment, and beginning in February 2009, the Mssrs. Reich each served as Co-Chief Executive Officers of CRBCI’s subsidiary, Counsel RB, and continue to hold these positions.  Mr. Reich, who received his Juris Doctor in law from the New York University School of Law, is an accredited lawyer and is licensed in New York, California and Connecticut.  He is a member of the American Bankruptcy Institute, Commercial Finance Association, Turnaround Management Association, and National Association of Bankruptcy Trustees.  He is a former practicing bankrupt attorney and has assisted legal, financial and corporate clients with their surplus asset management needs for over twenty years.  He has extensive experience representing debtors and secured and unsecured creditors with complex asset transactions that arise from bankruptcies, plant closures and restructuring situations, and over the years has recovered millions of dollars from asset dispositions on behalf of his clients.

Stephen A. Weintraub, Executive Vice President, Corporate Secretary and Chief Financial Officer.  Mr. Weintraub was appointed Senior Vice President and Secretary of CRBCI in December 2002.  Mr. Weintraub was elected as a Class I director on November 26, 2003, and served as a director until June 15, 2004.  He became an Executive Vice President in October 2005 and was appointed Chief Financial Officer in December 2005.  Mr. Weintraub joined Counsel in June 1983 as Vice President, Finance and Chief Financial Officer.  He has been and is an officer and director of Counsel and various Counsel subsidiaries.  He has been Secretary of Counsel since 1987 and was appointed Senior Vice President in 1989.  In December 2004, Mr. Weintraub was promoted to Executive Vice President and Secretary and became Chief Financial Officer again in December 2005.  Mr. Weintraub received a Bachelor’s degree in Commerce from the University of Toronto in 1969, qualified as a Chartered Accountant with Clarkson, Gordon (now Ernst & Young LLP) in 1972 and received his law degree (LL.B.) from Osgoode Hall Law School, York University in 1975.

Each officer of CRBCI has been appointed by the Board of Directors and holds his office at the discretion of the Board of Directors.

With one exception, no director or officer of our company has, during the last ten years: (i) been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, including, without limitation, any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws, or finding any violations with respect to such laws.  Mr. Henry Toh, in his capacity as a director of American Surgical Holdings, Inc., was named in a Class Action filed in Delaware on January 14, 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of CRBCI with the SEC.  Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2010.

Code of Ethics

CRBCI has adopted a Code of Ethics that applies to its employees, including its principal executive, financial and accounting officers or persons performing similar functions.  The CRBCI Code of Conduct (the “Code”) can be found on the Company’s website at http://www.counselrb.com (follow Corporate Governance link to Governance Documents tab).  The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to its principal executive, financial and accounting officers or persons performing similar functions by posting such information on its website at the website address set forth above.

Corporate Governance

Board Leadership and Risk Oversight
CRBCI is a small organization, with a market capitalization at December 31, 2010 of approximately $3.1 million, of which approximately 79.5% was owned by its parent, Counsel.  Mr. Allan Silber is the Chairman and CEO of Counsel, and he also assumes the roles of Chairman and President at CRBCI.  Also, as noted above, Mr. Stephen Weintraub has the role of CFO for both Counsel and CRBCI.  Consequently, CRBCI’s operations are largely directed by Counsel.  In prior years, prior to CRBCI’s success with its asset liquidation and patent licensing businesses, CRBCI’s operations were principally funded by Counsel.  The Board does not have a lead independent director since, given the relatively modest size and scale of the Company’s operations, the Company believes the Board, as a whole, effectively oversees the strategic priorities of the Company and its operations.  It should also be noted that Mssrs. Jonathan and Adam Reich, Co-CEOs of CRBCI, also assume the roles of Co-CEOs of Counsel RB.

CRBCI’s operations are modest and it has few employees, as detailed in Item 11 of this report, and therefore requires limited oversight by the Board.  As such, the Board meets quarterly to review and approve the Company’s operating results.  It meets annually to review and approve the Company’s strategy and budget.  Material matters such as acquisitions and dispositions, investments and business initiatives are approved by the full Board.

Board Meetings and Committees
The Board held six meetings during the fiscal year ended December 31, 2010.  The Board has designated two standing committees:  the Audit Committee and the Compensation Committee.  CRBCI does not have a nominating or a corporate governance committee.  However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board.  There are no specific criteria for Director nominees, and the Company does not specifically consider diversity with respect to the selection of its Board nominees.  Given the combination of the Company’s limited operations and its majority ownership by Counsel, the Company believes that it would have difficulty identifying and attracting a diverse selection of candidates.  To date, it has been deemed most effective to nominate and appoint individuals who are either former employees with detailed knowledge of the business, such as Mr. Toh and Mr. Shimer, or individuals with expertise that is unique to the Company’s operations, such as Mr. Turock.  There has been no material change in the procedures by which our shareholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee
The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence.  The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements.  Its membership is currently comprised of Mr. Toh (Chairman) and Mr. Heaton, both independent directors.  The Audit Committee held five meetings during the fiscal year ended December 31, 2010.  On June 9, 2000, the Board of Directors approved CRBCI’s Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002.  A copy of the current Audit Committee Charter is available on the Company’s website www.counselrb.com.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Summary

This report is the Compensation Discussion and Analysis of our executive compensation program and an explanation and analysis of the material elements of total compensation paid to each of our named executive officers.  Included in the discussion is an overview and description of:

•	our compensation philosophy and program;
•	the objectives of our compensation program;
•	what our compensation program is designed to reward;
•	each element of compensation;
•	why we choose to pay each element;
•	how we determine the amount for each element; and
•
how each compensation element and our decision regarding that element fit into our overall compensation objectives and affect decisions regarding other elements, including the relationship between our compensation objectives and our overall risk management.

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation.  We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions.  Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate.  In addition to the named executive officers discussed below, the Company has only five salaried employees.  As their compensation does not contain any elements that promote risk-taking, and thus could not have a material adverse effect on the Company, this compensation requires no discussion.

General Executive Compensation Philosophy

We compensate our executive management through a combination of base salaries, merit based performance bonuses, and long-term equity compensation that is designed to be competitive with similarly situated companies within our industry.  During 2009 and until December 10, 2010, the Counsel RB Co-Chief Executive Officers (“Co-CEOs”) collectively owned 25% of Counsel RB and were entitled to earn 25% of its profits.  Effective December 13, 2010 these ownership interests were exchanged for 3,242,000 common shares of CRBCI.  Subsequently, on January 19, 2011, the Co-CEOs also became Co-CEOs of CRBCI, and entered into employment agreements with CRBCI containing provisions for ongoing merit based performance bonuses and an equity compensation award of options to purchase common shares of CRBCI.

Given that Counsel RB’s operations are the Company’s primary business, we believe that the above compensation plans are structured to align management’s incentives with the long-term interests of our shareholders, and to maximize profitability and shareholder value.

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

Our Named Executive Officers for 2010

This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year.  During 2010, our named executive officers consisted of the following officers:

Allan C. Silber - our Chairman of the Board.  Mr. Silber also held the position of Chief Executive Officer during 2010.  As discussed above, on January 19, 2011, Messrs. Reich were appointed to the position of Co-CEOs, at which time Mr. Silber resigned as Chief Executive Officer and was appointed President.  Mr. Silber is the Chairman and CEO of Counsel Corporation, our majority shareholder, which he founded in 1979.

Stephen A. Weintraub – our Executive Vice President, Corporate Secretary and Chief Financial Officer since December 2005. Mr. Weintraub is the Executive Vice President, Corporate Secretary and Chief Financial Officer of Counsel Corporation.

Jonathan Reich – one of two Co-CEOs.  As discussed above, Mr. Reich was appointed to this position on January 19, 2011.  He formerly served, and continues to serve, as Co-CEO of Counsel RB.  Counsel RB was formed, and Mr. Reich became Co-CEO, in the first quarter of 2009.

Adam Reich – one of two Co-CEOs.  As discussed above, Mr. Reich was appointed to this position on January 19, 2011.  He formerly served, and continues to serve, as Co-CEO of Counsel RB.  Counsel RB was formed, and Mr. Reich became Co-CEO, in the first quarter of 2009.

Mr. Silber, Mr. Weintraub and Messrs. Reich were our named executive officers during 2010 and 2009.  During 2008, our named executive officers were Mr. Silber and Mr. Weintraub, who held the positions described above.

During 2010 and 2009, Mr. Silber and Messrs. Reich were paid employees.  During 2008, with the exception of Mr. Silber, our company had no paid employees.

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

During 2010 and 2009, the Company’s CEO and the two Counsel RB Co-CEOS were paid employees.  During 2008, with the exception of the CEO, the Company had no paid employees.  As noted above, the Company’s CEO during 2010 and 2009, Mr. Allan Silber, is also the CEO of Counsel.  Mr. Silber’s annual salary of $137.5, and a discretionary bonus of up to 100% of his base salary, have been fixed at these amounts since 2005.

Mr. Jonathan Reich and Mr. Adam Reich each earn base salaries of $450, which amount has remained unchanged since it was negotiated in the first quarter of 2009.  As Co-CEOs of Counsel RB, they were not eligible for discretionary bonuses.  As Co-CEOs of CRBCI, they are eligible for discretionary bonuses of up to 50% of the base salary.

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

As noted above, Mr. Silber is entitled to a bonus of up to 100% of his annual salary.  Since assuming the role of CEO, he has received a bonus in 2010 and 2008.  In 2010, in addition to his discretionary bonus of $137.5, Mr. Silber was awarded a special bonus of $137.5 in recognition of his efforts in establishing the Company’s asset liquidation business.  In 2008, Mr. Silber received his discretionary bonus of $137.5.

Also as noted above, Messrs. Reich are entitled to a bonus of up to 50% of their annual salaries.  This bonus requirement becomes effective in 2011.  Each of Messrs. Reich received a bonus of $100 upon accepting the position of Co-CEO of CRBCI.

As the bonuses described above can only be awarded at the discretion of the Compensation Committee, they do not encourage inappropriate risk-taking on the part of Mr. Silber or Messrs. Reich, nor represent a risk to the Company.

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

We believe that stock options will continue to be used as the predominant form of stock-based compensation.  The most recent option grants occurred in January 2011, when Mssrs. Reich were each granted 625,000 options to purchase common stock.  All of these options have an exercise price that is between twelve and fourteen times the market price on the grant date.  Prior to these grants, in 2006 Mr. Silber, as well as other employees of Counsel who receive no direct compensation from the Company, were awarded a total of 455,000 options to purchase common stock.

Other Benefits

The only additional benefits provided to employees at this time are the payment of health insurance premiums, Social Security and Medicare for the Co-CEOs.  There are no pension, severance or change in control benefits.

Tax Considerations

Section 162(m) of the Internal Revenue Code places limits on the deductibility of compensation in excess of $1 million paid to executive officers of publicly held companies.  The Compensation Committee does not believe that Section 162(m) has had or will have any impact on the compensation policies followed by the Company.

Executive Compensation Process

Compensation Committee

Our Compensation Committee oversees and approves all compensation and awards made to the President.  The Compensation Committee reviews the performance and compensation of the President (the former Chief Executive Officer), without his participation, and establishes his compensation accordingly, with consultation from others when appropriate.  For the remaining executive officers, at this time consisting of the Co-CEOs, the Chairman of the Board reviews performance and determines the amount of any bonus to be awarded.

Executive and Director Compensation – Tabular Disclosure

Please note that all amounts reported in the tables below, and the accompanying notes, are in dollars, rounded to the nearest dollar.

Summary Compensation Table

The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2010, 2009 and 2008 by our Named Executive Officers. We had no other executive officers whose compensation exceeded $100,000 during 2010.  As discussed below and in Item 13, certain employees of Counsel provide services to CRBCI, and compensation for those services is provided and paid for under the terms and provisions of a Management Services Agreement (the “Agreement”) entered into between Counsel and CRBCI.

Name and Principal Position	Year	Salary	Bonus	Option Awards1	All Other Compensation2	Total
Allan Silber	2010	$137,500	$275,000	$19,581	$—	$432,081
Chairman of the Board and Chief	2009	137,500	—	33,563	—	171,063
Executive Officer	2008	137,500	137,500	33,563	—	308,563

Stephen Weintraub	2010	—	—	7,220	—	7,220
Executive Vice President, Chief	2009	—	—	12,375	—	12,375
Financial Officer and Corporate Secretary	2008	—	—	12,375	—	12,375

Jonathan Reich	2010	450,000	—	—	31,906	481,906
Co-CEO, Counsel RB	2009	393,750	—	—	27,068	420,818
	2008	N/A	N/A	N/A	N/A	N/A

Adam Reich	2010	450,000	—	—	31,524	481,524
Co-CEO, Counsel RB	2009	393,750	—	—	27,081	420,831
	2008	N/A	N/A	N/A	N/A	N/A

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

Grants of Plan-Based Awards

There were no grants of plan-based awards to the Chief Executive Officer, the Chief Financial Officer or the Counsel RB Co-CEOs during the years ended December 31, 2008, 2009 and 2010.

Allan Silber, the President of CRBCI, is an employee of Counsel.  As President of CRBCI, he is entitled to an annual salary of $137,500, plus a discretionary bonus of up to 100% of the base salary.  In 2010, in addition to his full discretionary bonus entitlement, Mr. Silber was awarded a special bonus of $137,500 in recognition of his efforts in establishing the Company’s asset liquidation business.  No bonus was awarded for 2009.  Mr. Silber was awarded his full bonus entitlement in 2008 in recognition of his involvement in the successful prosecution and settlement of the Company’s patent infringement litigation.

Stephen Weintraub, the CFO of CRBCI, is an employee of Counsel.  Mr. Weintraub has no employment contract with CRBCI.  The cost of Mr. Weintraub’s services to CRBCI is a component of the Agreement between CRBCI and Counsel.  The Agreement was first entered into in December 2004 and successive Agreements have been entered into in each subsequent year.  Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI.  For the years ended December 31, 2010, 2009 and 2008, the cost was $360,000.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  The Company expects that Counsel will continue to provide these services in 2011 on the same cost basis.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the detail of outstanding equity awards, as regards exercisable and unexercisable options, at December 31, 2010.

Name	Number of Securities Underlying Unexercised Options: Exercisable	Option Exercise Price($/Sh)	Option Expiration Date
Allan Silber	225,000	$0.66	August 1, 2013
Allan Silber	75,000	1.11	August 1, 2013
Stephen Weintraub	75,000	1.01	August 1, 2013

1 The options vest 25% annually beginning on the first anniversary of the grant date, which was August 1, 2006 for all options reported in this table.

There were no adjustments or changes in the terms of any of the Company’s equity awards in 2010.

Compensation of Directors

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2010 by each person serving as a director.

Name	Fees Earned or Paid in Cash	Option Awards1	Total
Henry Y.L. Toh	$46,000	$4,074	$50,074
Hal B. Heaton	38,000	4,074	42,074
Samuel L. Shimer	26,000	4,074	30,074
David L. Turock	26,000	2,717	28,717

1 The options vest 25% annually beginning on the first anniversary of the grant date.  The amount reported in this column relates to compensation expense associated with options issued in each year from 2006 to 2010.  The table below provides information regarding the current year compensation expense and grant date fair value of each option award underlying the reported 2010 compensation expense.

DETAIL OF DIRECTOR OPTION AWARDS EXPENSE
Name	Grant Date	Number of Options Awarded	Grant Date Fair Value of Option Award	2010 Expense
Henry Y. L. Toh	April 3, 2006	10,000	$3,300	$207
	April 2, 2007	10,000	4,600	1,150
	March 31, 2008	10,000	8,700	2,175
	March 31, 2009	10,000	1,500	375
	March 31, 2010	10,000	800	167
				$4,074

Hal B. Heaton	April 3, 2006	10,000	$3,300	$207
	April 2, 2007	10,000	4,600	1,150
	March 31, 2008	10,000	8,700	2,175
	March 31, 2009	10,000	1,500	375
	March 31, 2010	10,000	800	167
				$4,074

Samuel L. Shimer	April 3, 2006	10,000	$3,300	$207
	April 2, 2007	10,000	4,600	1,150
	March 31, 2008	10,000	8,700	2,175
	March 31, 2009	10,000	1,500	375
	March 31, 2010	10,000	800	167
				$4,074

David L. Turock	March 31, 2008	10,000	8,700	$2,175
	March 31, 2009	10,000	1,500	375
	March 31, 2010	10,000	800	167
				$2,717

Each director who is not employed by CRBCI or by Counsel receives a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded on March 31 or the next business day.  In addition, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per year.  The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors.  No discretionary stock options were awarded during 2010, 2009 or 2008.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee reviews and approves the compensation for executive employees.  The Compensation Committee Charter was first approved by CRBCI’s Board of Directors on February 12, 2003 and was subsequently revised on December 9, 2005.  The Compensation Committee Charter is available on the Company’s website www.counselrb.com.

According to the Compensation Committee’s charter, the majority of the members must be independent directors.  The membership is currently comprised of Messrs. Heaton (Chairman) and Toh, both independent directors.  The Compensation Committee held no meetings during the fiscal year ended December 31, 2010.

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

1.           The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) set forth above with the management of the Company; and

2.           Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and, as applicable, the Company’s proxy statement.

By the Compensation Committee:

/s/ Hal. B. Heaton

Hal B. Heaton, Chairman

/s/ Henry Y.L. Toh

Henry Y. L. Toh

Date:  March 31, 2011

Stock Option Plans

At December 31, 2010, the Company had six stock-based employee compensation plans, which are described below.  All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

1995 Director Stock Option and Appreciation Rights Plan
The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director.  Each option is immediately exercisable for a period of ten years from the date of grant.  The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan.  As of December 31, 2010 and 2009, there were no options outstanding under the 1995 Director Plan.

1995 Employee Stock Option and Appreciation Rights Plan
The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the grant of incentive stock options, non-qualified stock options, and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  Directors of the Company are not eligible to participate in the 1995 Employee Plan.  The 1995 Employee Plan provides for the grant of stock options, which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as for the grant of non-qualified options to be issued to officers, employees and consultants.  In addition, SARs may be granted in conjunction with the grant of incentive and non-qualified options.  To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion.  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee.  The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan.  As of December 31, 2010 and 2009, there were no options outstanding under the 1995 Employee Plan.

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

As of December 31, 2010, there were options to purchase 234,163 shares (2009 – 236,111 shares) of the Company’s common stock outstanding under the 1997 Plan.  225,000 options with an exercise price of $0.66 per share were vested at December 31, 2010 (2009 – 168,750).  9,163 options with exercise prices of $1.40 to $15.62 per share were vested at December 31, 2010 (2009 – 11,111 options with exercise prices of $1.40 to $111.26 per share).  The options with an exercise price of $0.66 must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company.  The remaining options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company.  The Company has not awarded any SARs under the 1997 Plan.  During 2010, no options to purchase shares of common stock were issued, and 1,948 options expired.  During 2009, no options to purchase shares of common stock were issued, and 1,250 options expired.  There were no exercises during 2010 or 2009.

2000 Employee Stock Purchase Plan
The 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides for the purchase of common stock, in the aggregate, up to 125,000 shares.  The purpose of the Stock Purchase Plan is to provide incentives for all eligible employees of CRBCI (or any of its subsidiaries), who have been employees for at least three months, to participate in stock ownership of CRBCI by acquiring or increasing their proprietary interest in CRBCI.  The Stock Purchase Plan is designed to encourage employees to remain in the employ of CRBCI.  It is the intention of CRBCI to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended.  This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages.  The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company’s stock on the first or last day of each quarter.  This plan was effective beginning the third quarter of 2000.  The Company issued 1,726 shares to employees based upon payroll withholdings during 2001.  There have been no issuances since 2001.

2003 Stock Option and Appreciation Rights Plan
In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted.  As of December 31, 2010, there were options to purchase 493,250 shares (2009 - 678,250 shares) of the Company’s common stock outstanding under the 2003 Plan.  The outstanding options vest over four years at exercise prices ranging from $0.08 to $2.19 per share.  During 2010, 40,000 options (2009 – 40,000 options) were granted.  During 2010, 225,000 options to purchase shares of common stock were forfeited or expired (2009 – 0).  There were no options exercised during 2010 and 2009, and no SARs have been issued under the 2003 Plan.

2010 Non-Qualified Stock Option Plan
In the fourth quarter of 2010, the Company’s Board of Directors approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company.  The Company has reserved 1,250,000 shares of common stock of the Company (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options to be granted under the 2010 Plan.  Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board of Directors (or a committee appointed by the board).  Each option granted under the 2010 Plan will be evidenced by a stock option agreement.  Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant.  Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions.  Options may also be forfeited in certain circumstances.  During 2010, no options were granted under the 2010 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Please see Item 5 for detail of the Company’s securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the ownership of our common stock as of March 15, 2011 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.  As of March 15, 2011, there are 26,960,080 shares of common stock and 592 shares of Series N Preferred stock issued and outstanding.  Each share of Series N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	300,000	(3)	1%
Adam M. Reich	1,621,000		5.9%
Jonathan S. Reich	1,621,000		5.9%
Hal B. Heaton	58,500	(4)	*	%
Henry Y.L. Toh	57,698	(4)	*	%
Samuel L. Shimer	55,000	(5)	*	%
David L. Turock	15,000	(4)	*	%
Stephen A. Weintraub	75,000	(6)	*	%
Counsel Corporation and subsidiaries 1 Toronto Street Suite 700 Toronto, Ontario M5C 2V6	20,644,481		77%
All Executive Officers and Directors as a Group (6 people)	3,803,198		14%

*	Indicates less than one percent

(1)
Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them.  All addresses are c/o Counsel RB Capital Inc. unless otherwise indicated.

(2)
As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

(3)
Represents shares of common stock issuable pursuant to options.  Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, and a beneficial owner of approximately 7,855,776 shares or 9.9% of the outstanding common stock of Counsel.  Mr. Silber disclaims beneficial ownership of the shares of CRBCI’s common stock beneficially owned by Counsel.

(4)	Represents shares of common stock issuable pursuant to options.

(5)
Represents shares of common stock issuable pursuant to options.  Mr. Shimer is a beneficial owner of 819,011 shares in Counsel, which represents a 1.1% beneficial ownership of Counsel. Mr. Shimer disclaims beneficial ownership of the shares of CRBCI’s common stock beneficially owned by Counsel.

(6)
Represents shares of common stock issuable pursuant to options.  Mr. Weintraub is Executive Vice President, Secretary and Chief Financial Officer of Counsel and a beneficial owner of 516,901 shares in Counsel, which represents less than 1% beneficial ownership of Counsel.  Mr. Weintraub disclaims beneficial ownership of the shares of CRBCI’s common stock beneficially owned by Counsel.

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

Transactions with Counsel

Collateralized Loan Agreement
At December 31, 2010 the Company had a receivable from Counsel in the amount of $392, as compared to a loan payable of $1,564 at December 31, 2009 (the “Counsel Loan”).  The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced.  The Counsel Loan has been amended several times, most recently during the second quarter of 2009 when it was converted into a demand loan.  The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

As consideration for Counsel’s assistance, during the second quarter of 2010, in completing a transaction in Canada, Counsel RB paid Counsel a fee of $25.

Counsel Management Services
Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI.  For the years ended December 31, 2010, 2009 and 2008, the cost was $360.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  The Company expects that Counsel will continue to provide these services in 2011 on the same cost basis.

Transactions with Other Related Parties

On November 30, 2010, the Company acquired the 25% non-controlling interest in Counsel RB from Counsel RB’s Co-CEOs.  This transaction is discussed in more detail in Note 2 of the audited consolidated financial statements.

The Company leases office space in White Plains, NY, as part of the operations of Counsel RB.  The building is owned by an entity that is owned by Jonathan Reich, a Co-CEO of Counsel RB and the Company.  During 2010 and 2009, the Company paid rent of $74 and $62, respectively, to the entity.

Director Independence

As an OTC-Bulletin Board company, we elect to comply with the “independence” requirements under the Nasdaq Marketplace Rules.  Pursuant to the requirements, the Board undertook its annual review of director independence.  During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and CRBCI and its subsidiaries and affiliates.  The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.   As a result of this review, the Board affirmatively determined that during 2010 Mr. Toh, Mr. Heaton, Mr. Shimer and Mr. Turock are independent for purposes of the independence requirements as defined under the Nasdaq Marketplace Rules.  The Board further determined that each of the foregoing directors met the independence requirements needed to serve on the Board committees for which they serve.

Item 14. Principal Accountant Fees and Services.

Fees paid or expected to be paid to Deloitte & Touche LLP, our independent registered chartered accountants for the fiscal periods ended December 31, 2010 and 2009, are set forth below.

	Year Ended December 31,
	2010	2009
Audit fees	$108	$88
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$108	$88

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements for the years ended December 31, 2009 and 2010, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2009 and 2010, and services in connection with our statutory and regulatory filings for the years ended December 31, 2009 and 2010.

Audit-Related Fees

Audit related fees are for assurance and related services that are reasonably related to the audit and reviews of our financial statements for the years ended December 31, 2009 and 2010, exclusive of the fees disclosed as Audit Fees above.  These fees include benefit plan audits and accounting consultations.

Tax Fees

Tax fees are for services related to tax compliance, consulting and planning services for the years ended December 31, 2009 and 2010 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services.  For 2009 and 2010, these services were provided by independent registered public accounting firms other than Deloitte.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2009 and 2010.

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

1.    Financial Statements:

Report of Independent Registered Chartered Accountants

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.    Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended (2)

3.2(iii)	Articles of Amendment to the Amended and Restated Articles of Incorporation (11)

10.1*	1997 Recruitment Stock Option Plan. (3)

10.2*	2001 Stock Option and Appreciation Rights Plan. (4)

10.2.1*	2003 Stock Option and Appreciation Rights Plan. (5)

10.3*	2010 Non-Qualified Stock Option Plan (12)

10.4*	Counsel Management Agreement. (7)

10.5	Stipulation of Dismissal with Prejudice dated as of March 12, 2009. (8)

10.6	LLC Membership Interest Purchase Agreement among Greystone & Co. Holdings LLC and Counsel RB Capital LLC, dated as of May 28, 2009. (9)

10.7	Promissory Note between Counsel RB Capital LLC and Greystone & Co. Holdings LLC, dated as of May 28, 2009. (9)

10.8	Loan and Security Agreement between Israel Discount Bank of New York (as Agent) and Counsel RB Capital LLC, dated as of June 2, 2009. (9)

10.9	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of May 5, 2009. (9)

Exhibit Number	Title of Exhibit

10.10	Promissory Note for $2,590,989.63 dated May 5, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (9)

10.11	Promissory Note for $90,000.00 dated June 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (9)

10.12	Promissory Note for $128,712.86 dated June 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (9)

10.13	Promissory Note for $200,000.00 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (10)

10.14	Promissory Note for $90,000.00 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (10)

10.15	Promissory Note for $87,806.64 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (10)

10.16	Promissory Note for $320,000.00 dated December 31, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.17	Promissory Note for $90,000.00 dated December 31, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.18	Promissory Note for $129,950.17 dated December 31, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.19	Promissory Note for $620,540.88 dated March 31, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (14)

10.20	Promissory Note for $90,000.00 dated March 31, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (14)

10.21	Promissory Note for $207,036.21 dated March 31, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (14)

10.22	Promissory Note for $341,978.44 dated June 30, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (15)

10.23	Promissory Note for $90,000.00 dated June 30, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (15)

10.24	Promissory Note for $26,781.64 dated June 30, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (15)

10.25	LLC Interest Purchase Agreement between C2 Global Technologies Inc. and Kind Chin Associates, LLC, dated as of December 10, 2010. (16)

10.26	LLC Interest Purchase Agreement between C2 Global Technologies Inc. and Forsons Equity, LLC, dated as of December 10, 2010. (16)

10.27*	Employment Agreement between C2 Global Technologies Inc. and Jonathan Reich, dated as of January 19, 2011. (12)

10.28*	Employment Agreement between C2 Global Technologies Inc. and Adam Reich, dated as of January 19, 2011. (12)

Exhibit Number	Title of Exhibit

10.29*	Form of Option Grant for Options Granted Under 2010 Non-Qualified Stock Option Plan. (included herewith)

10.30	Share Purchase Agreement between Counsel RB Capital Inc. and Werklund Capital Corporation, dated as of March 15, 2011. (17)

14	C2 Global Technologies Inc. Code of Conduct. (6)

21	List of subsidiaries. (filed herewith)

31.1	Certification of the CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S. C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

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

(7) Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005.

(8) Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2008.

(9) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(10) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(11) Incorporated by reference to our Definitive Schedule 14C Information Statement filed on December 23, 2010.

(12) Incorporated by reference to our Current Report on Form 8-K filed on January 24, 2011.

(13) Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2009.

(14) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

(15) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(16) Incorporated by reference to our Current Report on Form 8-K filed on December 14, 2010.

(17) Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2011.

 (c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

Separate Financial Statements of 50 Percent-or-Less-Owned Persons
8600 North 87th Street, LLC
Twinsburg Joint Venture
9214-6463, L.P./9210-6463 S.E.C.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COUNSEL RB CAPITAL INC.
(Registrant)

Dated: March 31, 2011	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board and President
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board of Directors and President	March 31, 2011
Allan C. Silber	Principal Executive Officer

/s/Jonathan S. Reich	Co-Chief Executive Officer	March 31, 2011
Jonathan S. Reich

/s/Adam M. Reich	Co-Chief Executive Officer	March 31, 2011
Adam M. Reich

/s/Stephen A. Weintraub	Executive Vice President, Chief Financial Officer and Corporate Secretary	March 31, 2011
Stephen A. Weintraub	Principal Financial Officer

/s/ Catherine A. Moran	Vice President of Accounting and Controller	March 31, 2011
Catherine A. Moran

/s/ Hal B. Heaton	Director	March 31, 2011
Hal B. Heaton

/s/ Samuel L. Shimer	Director	March 31, 2011
Samuel L. Shimer

/s/ Henry Y. L. Toh	Director	March 31, 2011
Henry Y.L. Toh

/s/ David L. Turock	Director	March 31, 2011
David L. Turock

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Chartered Accountants

To the Board of Directors and Stockholders of
Counsel RB Capital Inc. (formerly C2 Global Technologies Inc.)
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Counsel RB Capital Inc. (formerly C2 Global Technologies Inc.) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Counsel RB Capital Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 31, 2011

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
(FORMERLY C2 GLOBAL TECHNOLOGIES INC.)
CONSOLIDATED BALANCE SHEETS
as of December 31, 2010 and 2009
(In thousands of $US, except share and per share amounts)

	2010	2009

ASSETS
Current assets:
Cash	$2,608	$93
Amounts receivable (net of allowance for doubtful accounts of $168; 2009 - $0)	203	1,653
Receivable from a related party	392	—
Deposits	771	300
Inventory – equipment	2,594	442
Other current assets	63	110
Deferred income tax assets	2,228	729
Total current assets	8,859	3,327
Other assets:
Inventory – real estate	1,573	1,396
Asset liquidation investments	3,548	3,943
Investments	2,706	2,788
Goodwill	—	173
Total assets	$16,686	$11,627

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,555	$1,457
Income taxes payable	198	26
Debt payable to third parties	4,485	4,626
Debt payable to a related party	—	1,564
Total liabilities	7,238	7,673

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at December 31, 2010 and 2009, liquidation preference of $592 at December 31, 2010 and 2009	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 25,960,080 shares at December 31, 2010 and 22,718,080 shares at December 31, 2009	259	227
Additional paid-in capital	275,641	274,706
Accumulated deficit	(266,458)	(271,287)
Equity	9,448	3,652
Non-controlling interest in subsidiary	—	302
Total equity	9,448	3,954
Total liabilities and equity	$16,686	$11,627

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
(FORMERLY C2 GLOBAL TECHNOLOGIES INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2010, 2009 and 2008
(In thousands of $US, except per share amounts)

	2010	2009	2008

Revenue:
Asset liquidation
Asset sale proceeds	$2,733	$5,773	$—
Commissions and other	533	218	—
Total asset liquidation revenue	3,266	5,991	—
Patent licensing	—	—	17,625
Total revenue	3,266	5,991	17,625

Operating costs and expenses:
Asset liquidation	2,087	4,138	—
Asset liquidation costs paid to a related party	25	—	—
Patent licensing	128	29	10,729
Selling, general and administrative	2,798	2,235	913
Expenses paid to related parties	434	422	360
Depreciation and amortization	—	—	20
Total operating costs and expenses	5,472	6,824	12,022
	(2,206)	(833)	5,603
Earnings of equity accounted asset liquidation investments	7,586	64	—
Operating income (loss)	5,380	(769)	5,603
Other income (expenses):
Other income (expense)	(5)	(88)	442
Goodwill impairment	(173)	—	—
Interest expense – third party	(272)	(217)	—
Interest expense – related party	(64)	(108)	(43)
Total other income (expenses)	(514)	(413)	399
Income (loss) from continuing operations before the undernoted	4,866	(1,182)	6,002
Income tax expense (recovery)	(1,318)	269	125
Earnings (loss) of other equity accounted investments (net of $0 tax)	30	252	(38)
Income (loss) from continuing operations	6,214	(1,199)	5,839
Loss from discontinued operations	—	—	(12)
Net income (loss) and comprehensive income (loss)	6,214	(1,199)	5,827
Net (income) and comprehensive (income) loss attributable to non-controlling interest	(1,385)	(65)	—
Net income (loss) and comprehensive income (loss) attributable to controlling interest	$4,829	$(1,264)	$5,827

Weighted average common shares outstanding	22,887	22,723	22,907
Weighted average preferred shares outstanding	1	1	1

Earnings (loss) per share – basic and diluted:

Earnings (loss) from continuing operations
Common shares	$0.21	$(0.06)	$0.25
Preferred shares	$8.43	N/A	$10.19

Earnings (loss) from discontinued operations
Common shares	$—	$—	$—
Preferred shares	—	—	N/A

Earnings (loss)
Common shares	$0.21	$(0.06)	$0.25
Preferred shares	$8.43	N/A	$10.19

The accompanying notes are an integral part of these consolidated financial statements

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
(FORMERLY C2 GLOBAL TECHNOLOGIES INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2010, 2009 and 2008
(In thousands of $US, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated Equity	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2007	607	$6	23,095,016	$231	$274,672	$(275,850)	$—	$(941)
Conversion of Class N preferred stock to common stock	(13)	—	520	—	—	—	—	—
Cancellation of common stock	—	—	(350,000)	(4)	4	—	—	—
Compensation cost related to stock options	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	5,827	—	5,827
Balance at December 31, 2008	594	6	22,745,536	227	274,761	(270,023)	—	4,971
Capital contribution	—	—	—	—	—	—	237	237
Purchase and cancellation of preferred and common stock	(2)	—	(27,456)	—	(126)	—	—	(126)
Compensation cost related to stock options	—	—	—	—	71	—	—	71
Net loss	—	—	—	—	—	(1,264)	65	(1,199)
Balance at December 31, 2009	592	6	22,718,080	227	274,706	(271,287)	302	3,954
Issuance of common stock	—	—	3,242,000	32	—	—	(32)	—
Distribution to non-controlling interest	—	—	—	—	—	—	(766)	(766)
Transfer from non-controlling interest to controlling interest	—	—	—	—	889	—	(889)	—
Compensation cost related to stock options	—	—	—	—	46	—	—	46
Net income	—	—	—	—	—	4,829	1,385	6,214
Balance at December 31, 2010	592	$6	25,960,080	$259	$275,641	$(266,458)	$—	$9,448

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
(FORMERLY C2 GLOBAL TECHNOLOGIES INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2010, 2009 and 2008
(In thousands of $US)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss) from continuing operations	$6,214	$(1,199)	$5,839
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	13	61	—
Amortization of financing costs on debt payable to third party	80	112	—
Accrued interest added to principal of related party debt	—	108	—
Stock-based compensation expense	46	71	85
Write-down of equity accounted asset liquidation investments	—	212	—
Loss (earnings) of equity accounted investments	(30)	(252)	38
Provision for doubtful accounts	168	—	—
Write-down of inventory	123	113	—
Goodwill impairment	173	—	—
Gain on sale of investments	(332)	(21)	(425)
Depreciation and amortization	—	—	20

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	854	(1,000)	—
Decrease (increase) in note receivable	428	(653)	—
Increase in deposits	(471)	(300)	—
Increase in inventory	(2,452)	(1,951)	—
Decrease (increase) in investment in asset liquidation investments	395	(4,155)	—
Increase in other assets	(425)	(145)	(60)
Decrease (increase) in deferred income tax assets	(1,499)	146	125
Increase in accounts payable and accrued liabilities	1,098	985	70
Increase in income taxes payable	172	26	—
Net cash provided by (used in) operating activities by continuing operations	4,555	(7,842)	5,692
Net cash used in operating activities by discontinued operations	—	—	(12)
Net cash provided by (used in) operating activities by continuing and discontinued operations	4,555	(7,842)	5,680

Cash flows from investing activities:
Investment in other equity accounted investments	(316)	(2,631)	—
Cash distributions from other equity accounted investments	304	237	8
Purchase of investments	—	—	(125)
Proceeds from sale of investments	456	121	781
Net cash provided by (used in) investing activities	444	(2,273)	664

Cash flows from financing activities:
Proceeds from issuance of debt payable to third parties	12,732	6,765	—
Repayment of debt payable to third parties	(12,886)	(2,200)	—
Proceeds from issuance of debt payable to a related party	2,126	3,632	—
Repayment of debt payable to a related party	(3,690)	(2,176)	(2,335)
Non-controlling interest contribution	—	237	—
Distribution to non-controlling interest	(766)	—	—
Purchase and cancellation of common and preferred shares	—	(126)	—
Net cash provided by (used in) financing activities	(2,484)	6,132	(2,335)
Increase (decrease) in cash	2,515	(3,983)	4,009
Cash at beginning of year	93	4,076	67
Cash at end of year	$2,608	$93	$4,076

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
(FORMERLY C2 GLOBAL TECHNOLOGIES INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31, 2010, 2009 and 2008
(In thousands of $US)

	2010	2009	2008

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for non-controlling interest	$32	$—	$—
Transfer of non-controlling interest to additional paid-in capital in exchange for common stock	889	—	—

Supplemental cash flow information:
Taxes paid	24	96	—
Interest paid	243	42	43

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
(FORMERLY C2 GLOBAL TECHNOLOGIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of $US, except share and per share amounts and where specifically indicated)

Note 1 – Description of Business and Principles of Consolidation

These consolidated financial statements include the accounts of Counsel RB Capital Inc. together with its subsidiaries, including Counsel RB Capital LLC (“Counsel RB”), C2 Communications Technologies Inc., and C2 Investments Inc.  These entities, on a combined basis, are collectively referred to as “CRBCI”, the “Company”, “we” or “our” in these financial statements.  Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the FASB Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which CRBCI exercises control.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

On January 20, 2011, the Company’s name was changed from C2 Global Technologies Inc. to Counsel RB Capital Inc.

The Company operates in two business segments, Asset Liquidation and Patent Licensing.  The Company’s segments are discussed in more detail in Note 15.

Counsel RB is the Company’s Asset Liquidation operating segment, specializing in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada.  Counsel RB was established and began operations in 2009, and was originally owned 75% by the Company and 25% by its Co-CEOs.  In November 2010, the Company acquired the Co-CEOs’ 25% interest in exchange for approximately 3.2 million shares of the Company.  Both Counsel RB’s operations and this transaction are discussed in more detail in Note 2 of these consolidated financial statements.

Licensing of intellectual property constitutes the Company’s Patent Licensing operating segment.  CRBCI owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 (the “VoIP Patent”) and 6,438,124 (the “C2 Patent”) (together the “VoIP Patent Portfolio”), which it licenses.  The VoIP Patent, including a corresponding foreign patent and related international patent applications, was acquired from a third party in 2003.  The C2 Patent was developed by the Company.  CRBCI’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol telephony market who are using CRBCI’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.

In 2007, the Company began investing in Internet-based e-commerce businesses by acquiring minority positions in several companies.  It has since sold several of those interests, realizing gains in each case.  The Company’s most significant investment took place in the second quarter of 2009, when it invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  CRBCI’s interest in Polaroid is managed by Knight’s Bridge Capital Management L.P., an affiliate of CRBCI’s parent, Counsel Corporation (together with its subsidiaries, “Counsel”).  The Company’s investments are discussed in more detail in Note 5.

Note 2 – Counsel RB Capital LLC

Counsel RB, which began operating in the second quarter of 2009, specializes in capital asset solutions – finding, acquiring and monetizing distressed and surplus capital assets.  In addition to acquiring turn-key manufacturing facilities and used industrial machinery and equipment, Counsel RB arranges traditional asset disposition sales.  These include on-site and webcast auctions, liquidations and negotiated sales, from which it earns commission revenue.

Counsel RB’s asset liquidation transactions are generally conducted through two different formats.  GAAP requires that they be reported separately in the consolidated financial statements.

Revenue from transactions that Counsel RB conducts directly is reported as Asset Liquidation revenue, and the associated direct costs are reported as Asset Liquidation costs.  At the balance sheet date, any unsold assets are reported as Inventory, any outstanding accounts receivable are included in the Company’s Amounts Receivable, and any associated liabilities are included in the Company’s Accrued Liabilities.  Although all inventory is expected to be sold in less than one year, real estate inventory is not recorded as a current asset.

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

Acquisition of non-controlling interest
Counsel RB was initially owned 75% by the Company and 25% by Counsel RB’s Co-CEOs.  At November 30, 2010, the Company acquired the Co-CEOs’ 25% interest in exchange for 3,242,000 common shares of CRBCI.  As required by GAAP, the Company’s acquisition of the 25% non-controlling interest in Counsel RB was accounted for as an equity transaction.  The effect of this change in CRBCI’s ownership interest in Counsel RB on CRBCI’s equity was as shown below:

Net Income Attributable to Counsel RB Capital Inc. (“CRBCI”) and Transfers to (from) the Non-controlling Interest
Years Ended December 31
In $000’s

	2010	2009

Net income of Counsel RB attributable to CRBCI	$4,729	$253

Capital contribution by the minority interest	—	237

Transfers (to) from the non-controlling interest:
Increase in CRBCI’s common share capital in exchange for 3,242,000 CRBCI common shares	32	—
Increase in CRBCI’s additional paid-in capital in exchange for 3,242,000 CRBCI common shares	889	—

Change from net income attributable to CRBCI and transfers (to) from the non-controlling interest	$5,650	$490

Summarized financial information – Equity accounted asset liquidation investments
The table below details the components of assets and liabilities, as at December 31, 2010 and 2009, attributable to CRBCI from the Joint Ventures in which it was invested at December 31, 2010 and 2009.

	2010	2009

Current assets	$4,983	$3,471

Noncurrent assets	$34	$739

Current liabilities	$1,469	$268

Noncurrent liabilities	$—	$—

The table below details the results of operations, for the year ended December 31, 2010 and 2009, attributable to CRBCI from the Joint Ventures in which it was invested during 2010 and 2009.

	2010	2009

Gross revenues	$22,262	$3,479

Gross profit	$7,758	$35

Income from continuing operations	$7,586	$64

Net income	$7,586	$64

Net income after non-controlling interest	$6,011	$48

Note 3 – Summary of Significant Accounting Policies

Use of estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Significant estimates include the assessment of collectability of revenue recognized, amounts receivable valuation, inventory valuation, investment valuation, valuation of goodwill, valuation of deferred income tax assets, liabilities, and stock-based compensation.  These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents primarily with financial institutions in Toronto, Canada. Counsel RB holds a minimum operating balance with a financial institution in New York City.  These accounts may from time to time exceed federally insured limits.  The Company has not experienced any losses on such accounts.  At December 31, 2010 and 2009, the Company did not hold any cash equivalents.

Amounts receivable
The Company’s amounts receivable are primarily related to the operations of Counsel RB.  They are composed of both amounts receivable assumed by Counsel RB as a component of an asset acquisition, and amounts receivable resulting from asset sales or from services provided by Counsel RB personnel.  The initial value of an amount receivable corresponds to the fair value of the underlying goods or services.  To date all receivables have been classified as current, and due to their short-term nature, any decline in fair value would be due to issues involving collectability.  At each financial statement date the collectability of each outstanding amount receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable.  Collectability is determined on the basis of payment history.  In the fourth quarter of 2010, the Company recorded an allowance of $22 on an account receivable, and an allowance of $146 on a note receivable.

To date the Company has funded only one interest-bearing note receivable.  As it is in default and an allowance has been recorded, the Company is not accruing interest income.  In the event other notes receivable were funded, interest would be recognized according to the specific terms of each agreement, and any net deferred fees or costs would be amortized over the contracted term.

Inventory
The Company’s inventory consists of assets acquired for resale by Counsel RB.  They are recorded at the lower of cost and net realizable value.  Inventory is normally expected to be sold within a one-year operating cycle.  During 2010 the Company recorded a write down of $123 on its real estate inventory.  During 2009 the Company recorded a write down of $24 on its equipment inventory, and a write down of $89 on its real estate inventory.

Goodwill
Goodwill, which results from the difference between the purchase price and the fair value of the net assets acquired, is not amortized but is tested for impairment at least annually.  This testing is a two-step process, in which the carrying amount of the reporting unit associated with the goodwill is first compared to the reporting unit’s estimated fair value.  If the carrying amount of the reporting unit exceeds its estimated fair value, the fair values of the reporting unit’s assets and liabilities are analyzed to determine whether the goodwill of the reporting unit has been impaired.  An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value as determined by this two-step process.  Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

At December 31, 2010 the Company’s sole intangible asset requiring assessment is the goodwill that relates to the Company’s Patent Licensing segment.  For the years ended December 31, 2010, 2009 and 2008, the Company used a discounted cash flow analysis to value its patents and assess the value of the associated goodwill.

The Company determined that its goodwill was impaired upon the performance of the impairment tests at December 31, 2010.  No impairment was present at December 31, 2009 and 2008.  See Note 6 for more detail regarding the Company’s goodwill.

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

Investments
Equity securities that do not have a readily determinable fair value, and equity securities having underlying common stock that also does not have a readily determinable fair value, are accounted for under the cost method when the Company’s ownership interests do not allow it to exercise significant influence over the entities in which it has invested.  When the Company’s ownership interests do allow it to exercise significant influence, the investments are accounted for under the equity method.  At December 31, 2010 the Company held two investments in private companies, both of which were accounted for under the equity method.

The Company monitors its investments for impairment by considering factors such as the economic environment and market conditions, as well as the operational performance of, and other specific factors relating to, the businesses underlying the investments.  The fair values of the securities are estimated quarterly using the best available information as of the evaluation date.  Given that the Company’s investments have historically been in companies that are not publicly traded, this has most often been Level 3 inputs, such as recent financing rounds of the investee, and other investee-specific information.  The Company will record an other than temporary impairment in the carrying value of an investment should the Company conclude that such a decline in value has occurred.

Impairments, equity pick-ups, dividends and realized gains and losses on equity securities are reported separately in the consolidated statements of operations.  See Note 5 for further discussion of the Company’s investments.

Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  At December 31, 2010 and 2009, the carrying values of the Company’s cash, amounts receivable, related party receivable, deposits, accounts payable and accrued liabilities, and third party debt approximate fair value.  There are three levels within the fair value hierarchy:  Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs.  The fair value hierarchy does not apply to the financial instruments noted above, with the exception of cash.  The Company considers the fair value of cash to be Level 1 within the hierarchy.

Although the Company does not employ fair value accounting for any of its assets or liabilities, in assessing the fair values of its financial instruments, the Company applies the Level 1, 2 and 3 valuation principles required by GAAP.

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

Segment reporting
Since the second quarter of 2009, the Company has operated in two business segments, Asset Liquidation and Patent Licensing.  The asset liquidation segment includes the operations of Counsel RB.  The patent licensing segment includes all operations relating to licensing of the Company’s intellectual property.  See Note 15 for further discussion of the Company’s segments.

Discontinued Operations
The operations and related losses on operations sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Operations for all years presented.  Gains are recognized when realized.

Recent accounting pronouncements
In June 2009, the FASB updated “Consolidation – Consolidation of Variable Interest Entities” (“Consolidation”).  The update amends the consolidation guidance that applies to variable interest entities (“VIEs”), and significantly affects an entity’s overall consolidation analysis.  The amendments to the consolidation guidance affect all entities currently within the scope of Consolidation as well as qualifying special-purpose entities that are outside of its scope.  An enterprise will need to reconsider its previous conclusions regarding the entities that it consolidates, as the update involves a shift to a more qualitative approach that identifies which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb its losses or the right to receive benefits from it, as compared to the existing quantitative-based risks and rewards calculation.  The update also requires ongoing assessment of whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures.  The updated guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009, with early adoption prohibited.  The Company adopted the new guidance on January 1, 2010, which had no impact on its financial statements.

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

Future accounting pronouncements
In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (“ASU 2010-20”).  ASU 2010-20 amends an entity’s disclosures about its receivables by requiring more detailed and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  Financing receivables are defined as contractual rights to receive money on demand or on fixed or determinable dates, which rights are recognized as an asset in the entity’s statement of financial position.  The objective is to improve financial statement users’ understanding of 1) the nature of the credit risk associated with an entity’s financing receivables, and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  For information as of the end of a reporting period, ASU 2010-20 is effective for the first interim or annual reporting period ending on or after December 15, 2010.  For information about activity during a reporting period, ASU 2010-20 is effective for the first interim or annual reporting period beginning after December 15, 2010.  The Company has therefore included the disclosures required by ASU 2010-20 in this Report.

The FASB, the EITF and the SEC have issued other accounting pronouncements and regulations during 2010 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

Options, warrants and convertible debt are included in the calculation of diluted earnings per share, since the instruments are assumed to be exercised or converted, except when their effect would be anti-dilutive.  For the year ended December 31, 2010, the net effect of including the Company’s potential common shares did not change the EPS amount, and therefore diluted EPS equals basic EPS.  For the years ended December 31, 2009 and 2008, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS equals basic EPS.

Potential common shares that were not included in the computation of earnings (loss) per share because they would have been anti-dilutive are as follows as at December 31:

	2010	2009	2008

Assumed exercise of options and warrant to purchase shares of common stock	648,246	994,027	1,979,027

Note 5 –Investments

The Company’s investments as of December 31 consisted of the following:

	2010	2009

Buddy Media, Inc.	$—	$124
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	18	18
Polaroid	2,688	2,646

Total investments	$2,706	$2,788

Buddy Media, Inc.
In September 2007 the Company acquired 303,030 shares of convertible Series A Preferred Stock of Buddy Media, Inc. (“Buddy Media”) for a purchase price of $100, and in April 2008 the Company acquired 140,636 shares of convertible Series B Preferred Stock of Buddy Media for a purchase price of $124.  The Company accounted for its investment under the cost method.  On June 29, 2009 the Company sold its Series A Preferred Stock to an unrelated third party for net proceeds of $121, thereby recognizing a gain of $21.  On December 16, 2010 the Company sold its Series B Preferred Stock to an unrelated third party for net proceeds of $456, thereby recognizing a gain of $332. At all times the Company’s cumulative investment was less than 5% of Buddy Media on an as-converted basis.

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

The Company accounts for its investment under the equity method.  During 2008 and 2009, the Company recorded $11 as its cumulative share of Knight’s Bridge GP’s earnings, and received cumulative cash distributions of $13.  During 2010, the Company recorded $17 as its share of Knight’s Bridge GP’s earnings, and received distributions of $17.  With respect to the income and distributions, $11 of both was the Company’s share of Knight’s Bridge GP’s gain from the Fund’s sale of its investment in Buddy Media.  At December 31, 2010, the Company’s investment in Knight’s Bridge GP, net of recorded earnings and cash distributions, was $18.

At each balance sheet date, the Company estimates the fair value of its investment using the best available information as of the evaluation date.  Because Knight’s Bridge GP is a closely-held, non-public entity, this valuation must be based primarily on investee-specific information, which is a Level 3 input.  Knight’s Bridge GP’s value is directly linked to the value of the Fund, which is also a non-public entity, whose value is linked to the value of its investments.  The Company will record an other than temporary impairment of its equity investment in Knight’s Bridge GP in the event the Company concludes that such impairment has occurred.  It should be noted that at December 31, 2010 the Company’s investment in Knight’s Bridge GP is not material, and its exposure to potential losses from impairment of the Fund’s investments is limited to approximately $2.

Based on the Company’s analysis of Knight’s Bridge GP’s and the Fund’s financial statements and projections as at December 31, 2010, the Company concluded that there has been no other than temporary impairment in the fair value of its investment, and that its cost is the best estimate of its fair value.

Polaroid
In the second quarter of 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  The investment was made as part of a joint venture investor group (the “JV Group”) that includes both related parties and non-related parties.  The JV Group formed two operating companies (collectively, “Polaroid”) to hold the acquired intellectual property (PLR IP Holdings, LLC) and inventory (PLR Acquisition LLC).  The Company, the related parties and two of the unrelated parties formed KPL, LLC (“KPL” or the “LLC”) to pool their individual investments in Polaroid.  The pooled investments total approximately $19 million of the aggregate purchase price of approximately $55 million.  KPL is managed by a related party, Knight’s Bridge Capital Partners Management, L.P. (the “Management LP”), who acts as the General Partner of the LLC.  The Management LP is a wholly-owned subsidiary of Counsel.

The Company’s investment in the LLC has two components:

•
CRBCI invested $530 to acquire Class D units.  These units are subject to a 2% annual management fee, payable to the General Partner.  The units have a 10% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.  Following cash distributions of $46 in 2009 and $56 in 2010, and an additional investment of $54 in 2010, the Company’s cumulative cash investment totals $482.

•
CRBCI invested $2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment.  The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel.  The $2,091 was Counsel’s share of the LP’s investment and was funded by Counsel.  Subsequent to making the investment in the LP, Counsel sold, to CRBCI, the economic benefit of its indirect investment in Polaroid in return for a loan (under a pre-existing loan facility that is discussed in more detail in Note 7 and Note 11) bearing interest at 10% per annum.  CRBCI is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment.  The economic interest entitles CRBCI to an 8% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest.  Following additional investments of $11 in 2009 and $263 in 2010, and cash distributions of $186 and $233 in 2009 and 2010, respectively, the Company’s cumulative cash investment totals $1,946.

The Company accounts for its investment in the LLC under the equity method.  For the years ended December 31, 2009 and 2010, respectively, the Company recorded $246 and $14 as its cumulative share of earnings.

At December 31, 2010, the Company used a discounted cash flow methodology to estimate that its investment in Polaroid has a fair value of approximately $3,348.

Note 6 – Composition of Certain Financial Statement Captions

Amounts receivable consisted of the following at December 31:

	2010	2009
Accounts receivable (net of allowance for doubtful accounts of $22; 2009 - $0)	$124	$1,000
Notes receivable (net of allowance for doubtful accounts of $146; 2009 - $0)	79	653
	$203	$1,653

The Company recorded a goodwill impairment charge of $173 at December 31, 2010, which relates to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Accounts payable and accrued liabilities consisted of the following at December 31:

	2010	2009
Regulatory and legal fees	$612	$628
Distributions payable to former non-controlling interest	766	—
Accounting, auditing and tax consulting	118	89
Due to Joint Venture partners	178	522
Customer deposits	313	—
Patent licensing and maintenance	118	—
Sales and other taxes	81	62
Remuneration and benefits	228	91
Other	141	65
	$2,555	$1,457

Note 7 – Debt

At December 31, 2010, the Company’s outstanding debt was $4,485, as compared to $6,190 at December 31, 2009.  Details of the debt are as follows.

	December 31, 2010	December 31, 2009

Revolving Credit Facility	$4,485	$3,213
Promissory Note	—	1,413
	4,485	4,626
Related party debt	—	1,564
	4,485	6,190
Less current portion	4,485	6,190
Long-term debt, less current portion	$—	$—

Revolving credit facility
Counsel RB has a revolving credit facility (the “Credit Facility”) with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”), in order to finance the acquisition of eligible equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.5%, or 5%, and the maximum borrowing available under the Credit Facility is US $7.5 million, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired.  The Credit Facility contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At December 31, 2010 and 2009 the balance of the Credit Facility, including accrued interest, was $4,485 and $3,213, respectively, and the Company was in compliance with all covenants of the facility.

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

Receivable from/debt payable to a related party
During 2010, the Company repaid the $1,564 that was owing to Counsel at December 31, 2009 under an existing demand loan facility (the “Counsel Loan”) that bears interest at 10%.  The Company also paid $64 of interest expense that was accrued on the Counsel Loan during the first nine months of 2010, and at December 31, 2010 had advanced net $392 to Counsel.  This receivable from Counsel, which is due on demand and is non-interest bearing, has been recorded as a current asset.

For further discussion of the related party debt and other transactions with Counsel, see Note 11.

Note 8 – Commitments and Contingencies

At December 31, 2010, CRBCI has no commitments other than its accounts payable, accrued liabilities and leases on its offices in New York and California, which expire on December 31, 2015 and September 30, 2013, respectively.  The annual lease obligations are as shown below:

2011	$152
2012	$156
2013	$154
2014	$141
2015	$148

In the normal course of its business, CRBCI may be subject to contingent liability with respect to assets sold either directly or through Joint Vantures. At December 31, 2010 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or operations.

Note 9 – Patent Participation Fee

In the fourth quarter of 2003, CRBCI acquired the VoIP Patent from a third party.  Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the CRBCI VoIP Patent Portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.

Note 10 – Income Taxes

In 2010 the Company recognized a net income tax recovery of $1,318 primarily comprised of a current income tax expense of $40, state income tax expense of $161, and a net deferred income tax recovery of $1,500.  The net deferred income tax recovery of $1,500 comprises a reversal of a deferred income tax asset of $729 at the end of 2009 offset by an additional deferred income tax recovery of $2,228 with respect to the tax effect of available tax loss carry forwards expected to be utilized in 2011.  In 2009 the Company recognized a net income tax expense of $269 as a result of a reversal of a deferred income tax asset of $875 recorded at the end of 2008 offset by an additional deferred income tax recovery of $729 with respect to the tax effect of available tax loss carry forwards expected to be utilized in 2010, state income tax expense of $26 and a current income tax expense of $96.

The reported tax benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) from continuing operations before taxes for the following reasons:

	2010	2009	2008

Expected federal statutory tax expense (benefit)	$1,202	$(339)	$2,028
Increase (reduction) in taxes resulting from:
State income taxes	161	26	—
Non-deductible items	86	43	51
Change in valuation allowance attributable to continuing operations, net	(14,277)	446	(1,966)
Capital loss expiry	11,542	—	—
Other	(32)	93	12
Income tax expense (recovery)	$(1,318)	$269	$125

The net change in the valuation allowance (after adjusting for changes in estimates to uncertain tax positions), including discontinued operations, was a decrease of $14,307, an increase of $466, and a decrease of $1,961 for the years ended 2010, 2009 and 2008 respectively.

At December 31, 2010, after derecognizing uncertain tax positions as described below, the Company had total net operating loss and net capital loss carryforwards for federal income tax purposes of approximately $85,960 and $400 respectively.  The Company believes that it is more likely than not that it will utilize at least approximately $2,228 of these tax losses against estimated future income for tax purposes.  The net operating loss carryforwards expire between 2024 and 2029.  A net capital loss of approximately $33,900 expired in 2010 while the remaining carryforward balance of $400 will expire in 2011.

The Company’s utilization of approximately $31,300 of its available net operating loss carryforwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.  These rules, in general, provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have, in aggregate, increased by more than 50 percentage points during the immediately preceding three years.

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

The components of the deferred tax asset and liability as of December 31 (after derecognizing uncertain tax positions) are as follows:

	2010	2009	2008

Net operating loss carry forwards	$29,222	$29,859	$28,420
Net capital loss carry forwards	125	11,788	11,691
Acquired in-process research and development and intangible assets	275	653	972
Stock-based compensation	127	118	105
Start-up costs	33	35	—
Accrued liabilities	7	7	7
Reserve for accounts receivable	2	2	2
Other	226	363	17
Valuation allowance	(27,789)	(42,096)	(40,339)
Total deferred tax assets	2,228	729	875
Deferred tax liabilities	—	—	—
Net deferred tax assets	$2,228	$729	$875

The Company has claimed a valuation allowance at the end of the year sufficient to reduce its net deferred tax asset to $2,228, the amount considered more likely than not to be utilized.  The Company had net deferred tax assets of $729 and $875 as of December 31, 2009 and 2008, respectively, computed on the same basis.

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

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance.  Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow.  As of December 31, 2010, the unrecognized tax benefit has been determined to be $12,059, which remains unchanged from the balance as of December 31, 2009:

Beginning unrecognized tax benefit	$12,059
Increase (decrease) related to prior year positions	—
Increase (decrease) related to current year positions	—
Ending unrecognized tax benefit	$12,059

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

The Company, in general, has had a history of incurring annual tax losses since 1991.  All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year.  In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carryforwards against income for tax purposes in the later year.  The Company applied historic tax loss carryforwards to offset income for tax purposes in 2008 and 2010, respectively.  The 2007 through 2010 taxation years remain open for audit.

Note 11 – Related Party Transactions

Transactions with Counsel
At December 31, 2010 the Company had a receivable from Counsel in the amount of $392, as compared to being indebted to Counsel in the amount of $1,564 at December 31, 2009.  The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced.  The Counsel Loan has been amended several times, most recently during the second quarter of 2009 when it was converted into a demand loan.  The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

As consideration for Counsel’s assistance, during the second quarter of 2010, in completing a transaction in Canada, Counsel RB paid Counsel a fee of $25.

Counsel Management Services
Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI.  For the years ended December 31, 2010, 2009 and 2008, the cost was $360.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  The Company expects that Counsel will continue to provide these services in 2011 on the same cost basis.

Transactions with Other Related Parties
On November 30, 2010, the Company acquired the 25% non-controlling interest in Counsel RB from Counsel RB’s Co-CEOs.  This transaction is discussed in more detail in Note 2.

The Company leases office space in White Plains, NY, as part of the operations of Counsel RB.  The building is owned by an entity that is owned by Jonathan Reich, a Co-CEO of Counsel RB and the Company.  During 2010 and 2009, the Company paid rent of $74 and $62, respectively, to the entity.

Note 12 – Legal Proceedings

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

Note 13 – Capital Stock

	Number of Shares		Capital Stock
Issued and outstanding	2010	2009	2010	2009

Common shares, $0.01 par value	25,960,080	22,718,080	$259	$227

Class N preferred shares, $10.00 par value	592	592	$6	$6

The authorized capital stock consists of 300,000,000 common shares, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $10.00 per share.  In December 2010 the Company issued 3,242,000 common shares in exchange for the minority interest in Counsel RB, as discussed in Note 2.  During 2009 the Company purchased and cancelled 27,456 common shares in connection with the settlement of shareholder litigation.  There were no other transactions involving common stock during either year.

On March 15, 2011, as discussed in Note 16, the Company issued 1,000,000 shares through a private placement.

Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company.  Dividends, if any, will be paid on an as-converted basis equal to common stock dividends.  The value of each Class N preferred share is $1,000, and each share is convertible to 40 common shares at the rate of $25 per common share.  During 2010 and 2009, none of the Company’s Class N preferred stock was converted into common stock.  During 2009 the Company purchased and cancelled two preferred shares in connection with the settlement of shareholder litigation.  At December 31, 2010 and 2009, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 14 – Stock-Based Compensation

Stock- Based Compensation Plans
At December 31, 2010, the Company had six stock-based compensation plans, which are described below.

1995 Director Stock Option and Appreciation Rights Plan
The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director.  Each option is immediately exercisable for a period of ten years from the date of grant.  The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan.  As of December 31, 2010 and 2009, there were no options outstanding under the 1995 Director Plan.

1995 Employee Stock Option and Appreciation Rights Plan
The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the grant of incentive stock options, non-qualified stock options, and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  Directors of the Company are not eligible to participate in the 1995 Employee Plan.  The 1995 Employee Plan provides for the grant of stock options, which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as for the grant of non-qualified options to be issued to officers, employees and consultants.  In addition, SARs may be granted in conjunction with the grant of incentive and non-qualified options.  To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion.  If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee.  The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan.  As of December 31, 2010 and 2009, there were no options outstanding under the 1995 Employee Plan.

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

As of December 31, 2010, there were options to purchase 234,163 shares (2009 – 236,111 shares) of the Company’s common stock outstanding under the 1997 Plan.  225,000 options with an exercise price of $0.66 per share were vested at December 31, 2010 (2009 – 168,750).  9,163 options with exercise prices of $1.40 to $15.62 per share were vested at December 31, 2010 (2009 – 11,111 options with exercise prices of $1.40 to $111.26 per share).  The options with an exercise price of $0.66 must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company.  The remaining options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company.  The Company has not awarded any SARs under the 1997 Plan.  During 2010, no options to purchase shares of common stock were issued, and 1,948 options expired.  During 2009, no options to purchase shares of common stock were issued, and 1,250 options expired.  There were no exercises during 2010 or 2009.

2000 Employee Stock Purchase Plan
The 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides for the purchase of common stock, in the aggregate, up to 125,000 shares.  The purpose of the Stock Purchase Plan is to provide incentives for all eligible employees of CRBCI (or any of its subsidiaries), who have been employees for at least three months, to participate in stock ownership of CRBCI by acquiring or increasing their proprietary interest in CRBCI.  The Stock Purchase Plan is designed to encourage employees to remain in the employ of CRBCI.  It is the intention of CRBCI to have the Stock Purchase Plan qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, as amended.  This plan allows all eligible employees of the Company to have payroll withholding of 1 to 15 percent of their wages.  The amounts withheld during a calendar quarter are then used to purchase common stock at a 15 percent discount off the lower of the closing sale price of the Company’s stock on the first or last day of each quarter.  This plan was effective beginning the third quarter of 2000.  The Company issued 1,726 shares to employees based upon payroll withholdings during 2001.  There have been no issuances since 2001.

2003 Stock Option and Appreciation Rights Plan
In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted.  As of December 31, 2010, there were options to purchase 493,250 shares (2009 - 678,250 shares) of the Company’s common stock outstanding under the 2003 Plan.  The outstanding options vest over four years at exercise prices ranging from $0.08 to $2.19 per share.  During 2010, 40,000 options (2009 – 40,000 options) were granted.  During 2010, 225,000 options to purchase shares of common stock were forfeited or expired (2009 – 0).  There were no options exercised during 2010 and 2009, and no SARs have been issued under the 2003 Plan.

2010 Non-Qualified Stock Option Plan
In the fourth quarter of 2010, the Company’s Board of Directors approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company.  The Company has reserved 1,250,000 shares of common stock of the Company (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options to be granted under the 2010 Plan.  Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board of Directors (or a committee appointed by the board).  Each option granted under the 2010 Plan will be evidenced by a stock option agreement.  Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant.  Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions.  Options may also be forfeited in certain circumstances.  During 2010, no options were granted under the 2010 Plan.

Other options
During 1997 and 2001, the Company issued options to purchase 60,500 shares of common stock (10,500 of which were issued under the 1997 recruitment stock option plan) to consultants at exercise prices ranging from $97.50 to $168.75 (repriced to $78.00 on December 13, 1998), which was based on the closing price of the stock at the grant date.  During 2010 and 2009, there were no exercises, expiries or forfeitures.  The remaining options must be exercised within ten years of the grant date.  As of December 31, 2010 and 2009 there remained 833 options outstanding.

During 1999, the Company issued non-qualified options to purchase 10,000 shares of common stock to a consultant at an exercise price of $60.00, which was based on the closing price of the stock at the grant date.  The fair value of the options issued was recorded as deferred compensation of $300, which was amortized over the expected period the services were to be provided.  The options expired during 2010.

During 2000, the Company issued non-qualified options to purchase 129,250 shares of common stock to certain executive employees at exercise prices ranging from $55.00 to $127.50, which price was based on the closing price of the stock at the grant date.  The options must be exercised within ten years of the grant date.  At December 31, 2009 there remained 68,833 options outstanding, all of which expired during 2010.

Stock-Based Compensation Expense
Total compensation cost related to stock options in 2010, 2009 and 2008 was $46, $71 and $85, respectively.  No tax benefit from stock-based compensation was recognized in these years, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during the same periods.  Option holders are not entitled to receive dividends or dividend equivalents.

During 2010, 2009 and 2008, the only options granted were 10,000 per year to each of the Company’s independent directors, in accordance with the terms of the 2003 Stock Option and Appreciation Rights Plan.  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008
Risk-free interest rate	1.40%	1.37%	1.80%
Expected life (years)	4.75	4.75	4.75
Expected volatility	257.8%	228.9%	198.4%
Expected dividend yield	Zero	Zero	Zero
Expected forfeitures	Zero	Zero	Zero

The risk-free interest rates are those for U.S. Treasury constant maturities, for terms matching the expected term of the option.  The expected life of the options is calculated according to the simplified method for estimating the expected term of the options, based on the vesting period and contractual term of each option grant, which are the same for all grants.  For all years reported, expected volatility was based on the Company’s historical volatility and peer group volatility.  As the Company’s stock is closely held and thinly traded, the Company believes that incorporating peer group information provides a better measure of expected volatility than the Company’s stock price alone.  The Company has never paid a dividend on its common stock and therefore the expected dividend yield is zero.

The following summarizes the changes in common stock options for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	994,027	$6.02	979,027	$7.73	975,749	$9.88
Granted	40,000	$0.08	40,000	$0.15	40,000	$0.90
Exercised	—	$—	—	$—	—	$—
Expired	(305,781)	$17.47	(25,000)	$63.44	(36,722)	$57.53
Forfeited	—	$—	—	$—	—	$—
Outstanding at end of year	728,246	$0.89	994,027	$6.02	979,027	$7.73

Options exercisable at year end	630,746	$0.98	795,277	$7.35	681,527	$10.75

Weighted-average fair value of options granted during the year		$0.08		$0.15		$0.87

As of December 31, 2010, the total unrecognized stock-based compensation expense related to unvested stock options was $19, which is expected to be recognized over a weighted-average period of twenty months.

At December 31, 2010, the Company’s closing stock price was $0.12.  All but 40,000 of the outstanding options, which had an exercise price of $0.08, had exercise prices greater than $0.12.

The following summarizes the changes in unvested common stock options for the years ending December 31, 2010, 2009 and 2008:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	198,750	$0.48
Granted	40,000	$0.08
Vested	(141,250)	$0.50
Expired	—	$—
Unvested at December 31, 2010	97,500	$0.29

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	297,500	$0.54
Granted	40,000	$0.15
Vested	(138,750)	$0.52
Expired	—	$—
Unvested at December 31, 2009	198,750	$0.48

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	425,813	$0.51
Granted	40,000	$0.87
Vested	(168,313)	$0.54
Expired	—	$—
Unvested at December 31, 2008	297,500	$0.54

The total fair value of options vesting during the years ending December 31, 2010, 2009 and 2008 was $70, $72 and $91, respectively.  The unvested options have no associated performance conditions.  Therefore, the Company expects that, barring the departure of individual directors or employees, all of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2009:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$0.08 to $ 1.11	715,000	2.78	$0.73	617,500	2.38	$0.79
$1.40 to $ 2.40	9,448	1.01	$2.01	9,448	1.01	$2.01
$6.88 to $ 15.62	2,965	0.02	$14.99	2,965	0.02	$14.99
$78.00	833	0.67	$78.00	833	0.67	$78.00
	728,246	2.74	$0.89	630,746	2.35	$0.98

Note 15 – Segment Reporting

Following the disposition of its Telecommunications segment in the third quarter of 2005, the Company operated in a single business segment, Patent Licensing.  With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  The table below presents information about the segments of the Company as of and for the year ended December 31, 2010:

	For the Year Ended December 31, 2010 Reportable Segments

	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$3,266	$—	$3,266
Earnings from equity accounted asset liquidation investments	7,586	—	7,586
Other income (expense)	(337)	(173)	(510)
Interest expense	272	—	272
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	6,114	(305)	5,809
Investment in equity accounted asset liquidation investees	3,548	—	3,548
Segment assets	10,677	28	10,705

	For the Year Ended December 31, 2009 Reportable Segments

	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$5,991	$—	$5,991
Earnings from equity accounted asset liquidation investments	64	—	64
Other income (expense)	(109)	—	(109)
Interest expense	217	—	217
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	318	(62)	256
Investment in equity accounted asset liquidation investees	3,943	—	3,943
Segment assets	7,842	201	8,043

	For the Year Ended December 31, 2008 Reportable Segments

	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$—	$17,625	$17,625
Earnings from equity accounted asset liquidation investments	—	—	—
Other income (expense)	—	—	—
Interest expense	—	—	—
Depreciation and amortization	—	20	20
Segment income (loss) from continuing operations	—	6,797	6,797
Investment in equity accounted asset liquidation investees	—	—	—
Segment assets	—	173	173

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Total other income (loss) and earnings from equity investments for reportable segments	$7,076	$(45)	$—
Unallocated other income and earnings from equity investments from corporate accounts	362	273	404
	$7,438	$228	$404

Total interest expense for reportable segments	$272	$217	$—
Unallocated interest expense from third party debt	—	—	—
Unallocated interest expense from related party debt	64	108	43
	$336	$325	$43

Total depreciation and amortization for reportable segments	$—	$—	$20
Other unallocated depreciation from corporate assets	—	—	—
	$—	$—	$20

Total segment income	$5,809	$256	$6,797
Other income	362	273	404
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(1,275)	(1,459)	(1,237)
Income tax expense (recovery)	(1,318)	269	125
Net income (loss) from continuing operations	$6,214	$(1,199)	$5,839

Segment assets	$10,705	$8,043	$173
Intangible assets not allocated to segments	—	—	—
Other assets not allocated to segments(1)	5,981	3,584	5,270
	$16,686	$11,627	$5,443

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 16 – Subsequent Events

The Company has evaluated its operations during the period subsequent to December 31, 2010 and has one non-recognized subsequent event.

On March 15, 2011, the Company completed a private placement of 1,000,000 shares of common stock at an issue price of $1.83 per share.

Note 17 – Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009.

		March 31		June 30		September 30	December 31
Net sales	2010		$2,233		$488	$340		$205
	2009		$—		$35	$1,869		$4,087

Gross profit	2010		$1,125		$2,791	$1,455		$3,241
	2009		$(1)		$426	$1,012		$451

Operating income (loss)	2010		$499		$2,181	$794		$1,906
	2009		$(388)		$(282)	$419		$(518)

Net income (loss)	2010		$379		$1,700	$932		$3,203
	2009		$(379)		$(259)	$308		$(869)

Net income (loss) attributable to the controlling interest	2010		$223		$1,149	$649		$2,808
	2009		$(342)		$(253)	$244		$(913)

Basic and diluted income (loss) from continuing operations per common share	2010		$0.02		$0.07	$0.04		$0.14
	2009		$(0.02)		$(0.01)	$0.01		$(0.04)

Basic and diluted income from continuing operations per preferred share	2010		$0.67		$2.99	$1.64		$5.48
	2009	$	N/A	$	N/A	$0.54	$	N/A

Basic and diluted income (loss) per common share	2010		$0.01		$0.05	$0.03		$0.12
	2009		$(0.02)		$(0.01)	$0.01		$(0.04)

Basic and diluted income per preferred share	2010		$0.39		$2.02	$1.14		$4.80
	2009	$	N/A	$	N/A	$0.43	$	N/A

Following is a summary of selected balance sheet information for the years ended December 31, 2010 and 2009.

		March 31	June 30	September 30	December 31
Current assets	2010	$2,447	$2,896	$2,439	$8,859
	2009	$4,491	$3,193	$4,682	$3,327

Total assets	2010	$12,964	$12,025	$10,822	$16,686
	2009	$4,906	$9,411	$10,515	$11,627

Current liabilities	2010	$8,613	$5,957	$3,814	$7,238
	2009	$438	$4,923	$5,703	$7,673

Total liabilities	2010	$8,613	$5,957	$3,814	$7,238
	2009	$438	$4,923	$5,703	$7,673

Total shareholders’ equity	2010	$4,351	$6,068	$7,008	$9,448
	2009	$4,468	$4,488	$4,812	$3,954

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2008	$6	$—	$—	$—	$6
December 31, 2009	$6	$—	$—	$—	$6
December 31, 2010	$6	$168	$—	$—	$174

(a)	Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

Report of Independent Registered Chartered Accountants

To the Board of Directors of
8600 North 87th Street, LLC
Toronto, Ontario, Canada

We have audited the accompanying balance sheet of 8600 North 87th Street, LLC (the “Company”) as of December 31, 2010, and the related statements of operations, members’ equity, and cash flows for the period from August 2, 2010 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of 8600 North 87th Street, LLC as of December 31, 2010, and the results of its operations and its cash flows for the period from August 2, 2010 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 31, 2011

8600 North 87th Street, LLC
(A Limited Liability Company)
Balance Sheet
As at December 31, 2010

$
ASSETS

Current assets:
Cash	1,606,570
Other current assets	90
Total current assets	1,606,660
Other assets	-
Total assets	1,606,660

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accrued liabilities	1,606,660
Total liabilities	1,606,660

Commitments and guarantees

Members’ equity:
Members’ contributions (distributions)	(4,121,752)
Retained earnings	4,121,752
Total members’ equity	-
Total liabilities and members’ equity	1,606,660

The accompanying notes are an integral part of these financial statements

8600 North 87th Street, LLC
(A Limited Liability Company)
Statement of Operations
For the period from August 2, 2010 (Inception) to December 31, 2010

$

Revenue
Asset liquidation	8,155,645
Total revenue	8,155,645

Operating costs and expenses
Asset liquidation	3,797,639
Other expenses	236,243
Selling, general & administrative expense	11
Total operating cost and expenses	4,033,893

Net Income and comprehensive income	4,121,752

The accompanying notes are an integral part of these financial statements

8600 North 87th Street, LLC
(A Limited Liability Company)
Statement of Cash Flows
For the period from August 2, 2010 (Inception) to December 31, 2010

$
Cash flows from operating activities
Net income	4,121,752
Adjustments to reconcile net income to net cash provided by (used in)operating activities
Changes in operating assets and liabilities:
Other current assets	(90)
Accrued liabilities	1,606,660

Net cash provided by operating activities	5,728,322

Cash flows from financing activities
Partners’ capital contributions	3,502,750
Partners’ capital distributions	(7,624,502)

Net cash provided by financing activities	(4,121,752)

Increase in cash	1,606,570

Cash, beginning of period	-

Cash, end of period	1,606,570

The accompanying notes are an integral part of these financial statements

8600 North 87th Street, LLC
(A Limited Liability Company)
Statement of Members’ Equity
For the period from August 2, 2010 (Inception) to December 31, 2010

$

Opening balance	-

Capital contributions	3,502,750

Capital distributions	(7,624,502)

Net income for period	4,121,752

Balance, December 31, 2010	-

The accompanying notes are an integral part of these financial statements

8600 North 87th Street, LLC
(A Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

Note 1 – Description of Business

The financial statements of 8600 North 87th Street, LLC (the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of the Company.

      The Company was established in August 2010 and, accordingly, there are no comparative financial statements.  It was formed to acquire and dispose of property, plant and industrial machinery and equipment located in Milwaukee, Wisconsin. As at December 31, 2010, the Company has disposed of all property, plant and industrial machinery and equipment acquired in the period.

The Company is jointly owned by Counsel RB Capital LLC and Harry Davis LLC with each having a 50% interest in the Company.

Revenue is reported as Asset Liquidation revenue, and the associated direct costs are reported as Asset Liquidation costs.

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

Significant estimates include revenue recognition and accrued liabilities.  These estimates have the potential to significantly impact the Company’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Cash and cash equivalents
The Company holds an operating balance with a financial institution in New York City.  These accounts may from time to time exceed federally insured limits.  The Company has not experienced any losses on such accounts.  As at December 31, 2010, the Company did not hold any cash equivalents.

Fair Value of Financial Instruments
       The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2010, the carrying values of the Company’s cash and accrued liabilities approximate fair value. There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. The fair value hierarchy does not apply to the financial instruments noted above, with the exception of cash. The Company considers the fair value of cash to be Level 1 within the hierarchy.

       Although the Company does not employ fair value accounting for any of its assets or liabilities, in assessing the fair values of its financial instruments, the Company applies the valuation principles required by GAAP.

Asset liquidation revenue
  Asset liquidation revenue consists of the Company’s proceeds from asset inventory resale.  Asset proceeds are derived from auctions and negotiated sales.  Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured.

Income taxes
The Company is a limited liability company and is treated as a partnership for income tax purposes. Consequently, it is not subject to federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made in these financial statements.

Recent and future accounting pronouncements
The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued accounting pronouncements and regulations during 2010 that will become effective in subsequent periods.  The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Note 3 – Related Party Transactions

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During the period ended December 31, 2010, the Company incurred expenditures with Counsel RB Capital LLC for legal fees related to the sale of the real estate of $11,200 and $7,999 related to the auction of the equipment.

The Company also incurred expenditures with a party that is related to Harry Davis LLC of $110,596 related to the auction of the equipment.

Note 4 – Commitments and Guarantees

At December 31, 2010, the Company has no commitments or guarantees.

Note 5– Subsequent Events

The Company has evaluated its operations during the period subsequent to December 31, 2010 up to March 31, 2011.  There have been no material events requiring disclosure in these financial statements.