Form 10-Q
period 2011-03-31
Counsel RB Capital Inc.
filed 2011-05-16
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 0-17973

Counsel RB Capital Inc.
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of Incorporation or Organization)	59-2291344 (I.R.S. Employer Identification No.)

700 – 1 Toronto St., Toronto, ON M5C 2V6
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
Non-Accelerated Filer ☒                                                        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 10, 2011, there were 26,960,080 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	As of March 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,109	$2,608
Amounts receivable (net of allowance for doubtful accounts of $146; 2010 - $168)	686	203
Receivable from a related party	129	392
Deposits	765	771
Inventory – equipment	4,626	2,594
Other current assets	129	63
Deferred income tax	2,791	2,228
Total current assets	11,235	8,859
Other assets:
Inventory – real estate	1,573	1,573
Asset liquidation investments	2,567	3,548
Investments	2,741	2,706
Total assets	$18,116	$16,686

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,098	$2,555
Income taxes payable	88	198
Debt payable	5,472	4,485
Total liabilities	6,658	7,238

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at March 31, 2011 and December 31, 2010, liquidation preference of $592 at March 31, 2011 and December 31, 2010	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 26,960,080 shares at March 31, 2011 and 25,960,080 shares at December 31, 2010	269	259
Additional paid-in capital	277,452	275,641
Accumulated deficit	(266,269)	(266,458)
Total equity	11,458	9,448
Total liabilities and equity	$18,116	$16,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
 (unaudited)

(In thousands of US dollars, except per share amounts)	Three months ended March 31,
	2011	2010
Revenue:
Asset liquidation
Asset sale proceeds	$598	$2,159
Commissions and other	136	74
Total asset liquidation revenue	734	2,233

Operating costs and expenses:
Asset liquidation	439	1,538
Inventory maintenance	1,170	1
Patent licensing and maintenance	57	7
Selling, general and administrative	839	515
Expenses paid to related parties	129	111
Total operating costs and expenses	2,634	2,172
	(1,900)	61
Earnings of equity accounted asset liquidation investments	1,560	437
Operating income (loss)	(340)	498
Other income (expenses):
Interest expense – third party	(84)	(101)
Interest expense – related party	—	(29)
Total other income (expense)	(84)	(130)
Income (loss) from continuing operations before the undernoted	(424)	368
Income tax expense (recovery)	(598)	67
Earnings of other equity accounted investments (net of $0 tax)	15	78

Net income and comprehensive income	189	379
Net income and comprehensive income attributable to non-controlling interest	—	(156)
Net income and comprehensive income attributable to controlling interest	$189	$223

Weighted average common shares outstanding	26,149	22,718
Weighted average preferred shares outstanding	1	1

Earnings per share – basic and diluted:
Common shares	$0.01	$0.01
Preferred shares	$0.29	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended March 31, 2011

(in thousands of US dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total
Balance at December 31, 2008	594	$6	22,745,536	$227	$274,761	$(270,023)	$—	$4,971
Capital contribution	—	—	—	—	—	—	237	237
Purchase and cancellation of preferred and common stock	(2)	—	(27,456)	—	(126)	—	—	(126)
Compensation cost related to stock options	—	—	—	—	71	—	—	71
Net loss	—	—	—	—	—	(1,264)	65	(1,199)
Balance at December 31, 2009	592	6	22,718,080	227	274,706	(271,287)	302	3,954
Issuance of common stock	—	—	3,242,000	32	—	—	(32)	—
Distribution to non-controlling interest	—	—	—	—	—	—	(766)	(766)
Transfer from non-controlling interest to controlling interest	—	—	—	—	889	—	(889)	—
Compensation cost related to stock options	—	—	—	—	46	—	—	46
Net income	—	—	—	—	—	4,829	1,385	6,214
Balance at December 31, 2010	592	6	25,960,080	259	275,641	(266,458)	—	9,448
Issuance of common stock	—	—	1,000,000	10	1,793	—	—	1,803
Compensation cost related to stock options	—	—	—	—	18	—	—	18
Net income	—	—	—	—	—	189	—	189
Balance at March 31, 2011	592	$6	26,960,080	$269	$277,452	$(266,269)	$—	$11,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands of US dollars)	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$189	$379
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest added to principal of third party debt	11	17
Amortization of financing costs on debt payable to third party	4	48
Accrued interest added to principal of related party debt	—	29
Stock-based compensation expense	18	18
Earnings of equity accounted investments	(15)	(78)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(235)	824
Decrease (increase) in note receivable	—	(10)
Increase in lease receivable	(248)	—
Decrease in deposits	6	275
Increase in inventory - equipment	(2,032)	(80)
Decrease (increase) in asset liquidation investments	981	(2,369)
Decrease in other assets	193	5
Decrease (increase) in deferred income tax assets	(563)	65
Increase (decrease) in accounts payable and accrued liabilities	(1,457)	47
Decrease in income taxes payable	(110)	(3)
Net cash used in operating activities	(3,258)	(833)

Cash flows from investing activities:
Investment in other equity accounted investments	(21)	(11)
Cash distributions from other equity accounted investments	1	241
Net cash provided by (used in) investing activities	(20)	230

Cash flows from financing activities:
Proceeds from issuance of common shares, net of share issuance costs	1,803	—
Proceeds from issuance of debt payable to third parties	1,898	5,228
Repayment of debt payable to third parties	(922)	(4,146)
Proceeds from issuance of debt payable to a related party	—	917
Repayment of note payable to a related party	—	(1,149)
Net cash provided by financing activities	2,779	850
Increase (decrease) in cash	(499)	247
Cash at beginning of period	2,608	93
Cash and cash equivalents at end of period	$2,109	$340

Supplemental cash flow information:
Taxes paid	108	7
Interest paid	38	34

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

 (in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of Counsel RB Capital Inc. together with its subsidiaries, including Counsel RB Capital LLC (“Counsel RB”), C2 Communications Technologies Inc., and C2 Investments Inc.  These entities, on a combined basis, are referred to as “CRBCI”, the “Company”, “we” or “our” in these financial statements.  Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which CRBCI exercises control.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

Certain items in the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2010 have been reclassified to conform to current year presentation.  These changes had no effect on previously reported net income or stockholders’ equity.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2011.

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

Significant estimates include the assessment of collectability of revenue recognized, amounts receivable valuation, inventory valuation, investment valuation, valuation of deferred income tax assets, liabilities, and stock-based compensation.  These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no changes to these policies in the first quarter of 2011.

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (“ASU 2010-20”).  ASU 2010-20 amends an entity’s disclosures about its receivables by requiring more detailed and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  Financing receivables are defined as contractual rights to receive money on demand or on fixed or determinable dates, which rights are recognized as an asset in the entity’s statement of financial position.  The objective is to improve financial statement users’ understanding of 1) the nature of the credit risk associated with an entity’s financing receivables, and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  For information as of the end of a reporting period, ASU 2010-20 is effective for the first interim or annual reporting period ending on or after December 15, 2010.  For information about activity during a reporting period, ASU 2010-20 is effective for the first interim or annual reporting period beginning after December 15, 2010.  The Company has therefore included the disclosures required by ASU 2010-20 in Note 3.

Note 3 – Amounts Receivable

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

To date the Company has recorded only one interest-bearing note receivable, in the amount of $225.  This note was acquired when Counsel RB commenced operations in the second quarter of 2009.  It is in default and on non-accrual status, and an allowance of $146 was recorded in the fourth quarter of 2010, which the Company believes is adequate at March 31, 2011.  Therefore the Company’s recorded investment in financing receivables on non-accrual status is $79 at March 31, 2011.  The Company will resume accruing interest when regular payments are being received and the collectability of the interest is reasonably assured.

In the first quarter of 2011, the Company acquired a lease receivable in the amount of $248.  The lease receivable will accrue interest beginning April 1, 2011.

At March 31, 2011 the Company’s recorded investment in non-interest bearing financing receivables that are past due is $5.  The initial amount of this receivable was $37, and it was acquired at the same time as the note receivable described above.  An allowance of $22 was recorded in the fourth quarter of 2010.  During the first quarter of 2011, a settlement was negotiated with the payee and the receivable was written down to $15, thereby reducing the allowance to zero.  Payments totalling $10 were received in the first quarter of 2011.

Counsel RB conducts a portion of its asset liquidation business by acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”).  The majority of its amounts receivable are from its partners in these Joint Ventures, and the Company has not experienced any collectability issues with respect to these receivables.  Given this experience, together with the ongoing business relationships between the Company and its partners, these receivables do not require a formal assessment of their credit quality.  If the Company were to record a material amount receivable from an unrelated third party, a more comprehensive credit assessment would be considered.

During the first quarter of 2011, there were no changes in the Company’s accounting policies for financing receivables, and therefore no change in the current-period provision for credit losses.  During the same period, there were no purchases, sales or reclassifications of financing receivables.  There were no troubled debt restructurings during the first quarter of 2011.

Note 4 – Stock-based Compensation

At March 31, 2011 the Company had six stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements contained in the Company’s most recently filed Annual Report on Form 10-K.

The Company’s total compensation cost related to stock options is $18 for the three months ended both March 31, 2011 and 2010.  The fair value compensation costs of unvested stock options in the first three months of 2011 and 2010 were determined using the Black-Scholes Option Pricing Model for grant dates between 2006 and 2011.  Historical inputs to the model for 2011 included expected volatility between 79% and 319%, risk-free interest rates between 1.28% and 5.07%, expected lives of 4.75 or 6.25 years, and an expected dividend yield of zero.  The Company’s estimated forfeiture rate of its stock options is nil.

No tax benefit from stock-based compensation was recognized in the first three months of either 2011 or 2010, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during either period.

On January 19, 2011, 625,000 options, having an exercise price of $1.83 and a fair value of $0.15, were granted to each of the Company’s two Co-CEOs, for a total grant of 1,250,000 options.  These options are part of the 2010 Non-Qualified Stock Option Plan.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 262%, a risk-free interest rate of 1.93%, an expected term of 6.25 years, and an expected dividend yield of zero.  No similar grants were made during the first three months of 2010.

On January 28, 2011, 200,000 options, having an exercise price of $1.83 and a fair value of $0.16, were granted to a consultant currently under contract to the Company.  On March 10, 2011, 50,000 options, having an exercise price of $1.83 and a fair value of $0.35, were granted to an employee of the Company.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The inputs to the Black-Scholes Option Pricing Model were expected volatilities of 296% and 317%, respectively, risk-free interest rates of 1.93% and 2.26%, respectively, expected terms of 4.75 years, and expected dividend yields of zero.  No similar grants were made during the first three months of 2010.

On March 31, 2011, 40,000 options, having an exercise price of $0.92 and a fair value of $0.92, were granted to the Company’s independent directors in accordance with their compensation plan, which includes a grant of 10,000 options annually to each independent director on March 31 or the next business day.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 319%, a risk-free interest rate of 1.28%, an expected term of 4.75 years, and an expected dividend yield of zero.  A similar grant of 40,000 options was made during the first three months of 2010.

The following summarizes the changes in common stock options for the three months ended March 31, 2011 and 2010, respectively:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	728,246	$0.89
Granted	1,540,000	$1.81
Expired	(6,215)	$8.29
Outstanding at March 31, 2011	2,262,031	$1.49

Options exercisable at March 31, 2011	654,531	$0.88

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	994,027	$6.02
Granted	40,000	$0.08
Expired	(79,833)	$58.63
Outstanding at March 31, 2010	954,194	$1.37

Options exercisable at March 31, 2010	735,444	$1.60

Note 5 – Earning (Loss) Per Share

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

Options, warrants and convertible debt are included in the calculation of diluted earnings per share, since the instruments are assumed to be exercised or converted, except when their effect would be anti-dilutive.  For the three months ended March 31, 2011, the net effect of including the Company’s potential common shares did not change the EPS amount, and therefore diluted EPS equals basic EPS.  For the three months ended March 31, 2010, the net effect of including the Company’s potential common shares is anti-dilutive, and therefore diluted EPS equals basic EPS.

Potential common shares that were not included in the computation of earnings (loss) per share because they would have been anti-dilutive are as follows:

	March 31,
	2011	2010
Assumed exercise of options to purchase shares of common stock	2,182,031	954,194

Note 6 – Composition of Certain Financial Statement Items

Amounts receivable

Amounts receivable consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Accounts receivable (net of allowance for doubtful accounts of $0; 2010 - $22)	$359	$124
Notes receivable (net of allowance for doubtful accounts of $146; 2010 - $146)	79	79
Lease receivable	248	—
	$686	$203

The lease receivable is a financing receivable that was acquired by the Company’s Asset Liquidation operating segment in the first quarter of 2011.  It is expected to be reduced at a rate of $12/month over a period of twenty-two months, beginning in April 2011.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Regulatory and legal fees	$216	$612
Distributions payable to former non-controlling interest	20	766
Accounting, auditing and tax consulting	142	118
Due to Joint Venture partners	13	178
Asset liquidation expense	217	—
Customer deposits	—	313
Patent licensing and maintenance	63	118
Sales and other taxes	72	81
Remuneration and benefits	270	228
Other	85	141

Total accounts payable and accrued liabilities	$1,098	$2,555

Summarized financial information – Equity accounted asset liquidation investments

The table below details the results of operations, for the three months ended March 31, 2011 and 2010, attributable to CRBCI from the Joint Ventures in which it was invested during those periods.

	2011	2010
Gross revenues	$1,929	$1,694

Gross profit	$1,522	$446

Income from continuing operations	$1,560	$437

Net income	$1,560	$437

Net income after non-controlling interest	$1,560	$328

Note 7 – Investments

The Company’s investments as at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$18	$18
Polaroid	2,723	2,688

Total investments	$2,741	$2,706

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

The Company accounts for its investment under the equity method.  For the year ended December 31, 2010, the Company recorded $17 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $17.  During the first three months of 2011, the Company recorded $1 as its share of Knight’s Bridge GP’s earnings, and accrued $1 as a cash distribution receivable.  Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at March 31, 2011, the Company concluded that there has been no other than temporary impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

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

The Company’s investment in the LLC has two components:

•
CRBCI invested $530 to acquire Class D units.  These units are subject to a 2% annual management fee, payable to the General Partner.  The units have a 10% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.  Following cash distributions of $46 in 2009 and $56 in 2010, and additional investments of $54 in 2010 and $11 in 2011, the Company’s cumulative cash investment totals $493.

•
CRBCI invested $2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment.  The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel.  The $2,091 was Counsel’s share of the LP’s investment and was funded by Counsel.  Subsequent to making the investment in the LP, Counsel sold, to CRBCI, the economic benefit of its indirect investment in Polaroid in return for a loan (under a pre-existing loan facility that is discussed in more detail in Note 8 and Note 11) bearing interest at 10% per annum.  CRBCI is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment.  The economic interest entitles CRBCI to an 8% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest.  Following additional investments of $11 in 2009, $263 in 2010, and $10 in the first three months of 2011, and cash distributions of $186 and $233 in 2009 and 2010, respectively, the Company’s cumulative cash investment totals $1,956.

The Company accounts for its investments in the LLC under the equity method.  For the years ended December 31, 2009 and 2010, the Company recorded $246 and $14, respectively, as its share of earnings.  During the first three months of 2011, the Company recorded $14 as its share of the LLC’s earnings (2010 - $76).

At December 31, 2010, the Company used a discounted cash flow methodology to estimate that its investment in Polaroid had a fair value of approximately $3,348.  The Company has concluded, based on Polaroid’s operating results for the first quarter of 2011, and projections for future quarters, that there has been no material change to the estimated fair value.

Note 8 – Debt

At March 31, 2011 and December 31, 2010 the Company’s outstanding debt was $5,472 and $4,485, respectively.  At both dates, the debt consisted solely of a revolving credit facility (the “Credit Facility”) provided to Counsel RB.  Counsel RB has the Credit Facility with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”) and most recently amended as of March 1, 2011, in order to finance the acquisition of eligible equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.0% or 4.5%, and the maximum borrowing available under the Credit Facility is US $10,000, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance.  The amount of any advance is determined based upon the value of the eligible assets being acquired.  Effective March 1, 2011, a monthly fee is payable with respect to unused borrowing (“Unused Line Fee”).  The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $10,000 and the average loan amount outstanding during the month.  The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At March 31, 2011 and December 31, 2010 the Company was in compliance with all covenants of the Facility.

Note 9 – Patent Participation Fee

In the fourth quarter of 2003, CRBCI acquired a VoIP patent from a third party.  Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the CRBCI VoIP patent portfolio.  Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.

Note 10 – Income Taxes

In the first quarter of 2011, the Company recognized a current income tax recovery of $35 and a deferred income tax recovery of $563.  The net deferred income tax recovery in the first quarter of 2011 is primarily due to a change in estimate of the tax effect of available tax loss carryforwards expected to be utilized.  The remaining $2,791 net deferred income tax asset balance at March 31, 2011 reflects the tax benefit of available tax losses considered “more likely than not” to be utilized during the remainder of 2011 and first quarter of 2012.  The Company recognized a current income tax expense of $2 and a deferred income tax expense of $65 in the three months ended March 31, 2010.

As at March 31, 2011, the unrecognized tax benefit determined pursuant to the Income Taxes Topic of the ASC is $12,059.  There has been no change in the first quarter of 2011 in the estimate of the balance of unrecognized tax benefits previously determined.

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

The Company incurred annual tax losses from 1991 through 2005.  All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year.  In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carryforwards against income for tax purposes in the later year.  The Company applied historic tax loss carryforwards to offset debt forgiveness in 2006 and income for tax purposes in 2008 and in 2010, respectively.  The 2007 through 2010 taxation years remain open for audit.

The Company’s estimated remaining federal tax loss carryforwards at March 31, 2011 are comprised of approximately $55,500 of unrestricted net operating tax losses, $31,300 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $400 of unrestricted capital losses, all of which will expire at the end of 2011.

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

Note 11 – Related Party Transactions

Transactions with Counsel

At March 31, 2011 the Company had a receivable from Counsel in the amount of $129, as compared to a receivable of $392 at December 31, 2010.  This receivable is due on demand and is non-interest bearing.  When the Company has a net amount payable to Counsel, the payable is recorded under an existing demand loan facility (the “Counsel Loan”).  The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced.  The Counsel Loan has been amended several times, most recently during the second quarter of 2009 when it was converted into a demand loan.  The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

Counsel Management Services

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  For the three months ended March 31, 2011 and 2010, the amount charged to the Company pursuant to the Agreement was $90.

Transactions with Other Related Parties

The Company leases office space in White Plains, NY, as part of the operations of Counsel RB.  The building is owned by an entity that is owned by a Co-CEO of Counsel RB and the Company.  During the first three months of 2011 and 2010, the Company paid rent of $39 and $21, respectively, to the entity.

Note 12 – Segment Reporting

Beginning in 2005, the Company operated in a single business segment, Patent Licensing.  With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation.  For the three months ending March 31, 2011 and 2010, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  The table below presents information about the Asset Liquidation segment of the Company as of and for the three months ended March 31, 2011 and 2010:

For the Three Months Ended March 31, 2011
Asset Liquidation
Revenues from external customers	$734
Earnings from equity accounted asset liquidation investments	1,560
Interest expense	(84)
Segment loss	(362)
Investment in equity accounted asset liquidation investees	2,567
Segment assets	10,673

For the Three Months Ended March 31, 2010
Asset Liquidation
Revenues from external customers	$2,233
Earnings from equity accounted asset liquidation investments	437
Interest expense	(101)
Segment income from continuing operations	647
Investment in equity accounted asset liquidation investees	6,312
Segment assets	9,449

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Total other income and earnings from equity accounted investments for reportable segments	$1,560	$437
Unallocated other income and earnings from equity investments from corporate accounts	15	78
	$1,575	$515

Total interest expense for reportable segments	$84	$101
Unallocated interest expense from related party debt	—	29
	$84	$130

Total depreciation and amortization for reportable segments	$—	$—
Other unallocated depreciation from corporate assets	—	—
	$—	$—

Total segment income (loss)	$(362)	$647
Other income	15	78
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(62)	(279)
Income tax expense (recovery)	(598)	67
Net income (loss) from continuing operations	$189	$379

Segment assets	$10,673	$9,449
Other assets not allocated to segments(1)	7,443	3,515
	$18,116	$12,964

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 13 – Commitments and Contingencies

At March 31, 2011, CRBCI has no commitments other than its accounts payable and accrued liabilities, the Unused Line Fee on its third party debt, and the leases on its offices in New York and California, which expire on December 31, 2015 and September 30, 2013, respectively.  The annual lease obligations are as shown below:

2011	$114
2012	$156
2013	$154
2014	$141
2015	$148

In the normal course of its business, CRBCI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures.  At March 31, 2011 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or operations.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 13 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2011 for disclosure.  There have been no material events requiring disclosure in this Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto for the three months ended March 31, 2011, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”).

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

Overview, History and Recent Developments

Counsel RB Capital Inc. (“CRBCI”, “we” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.”  The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, and to “Counsel RB Capital Inc.” effective January 20, 2011.  The most recent name change reflects the significance of the asset liquidation business carried out by the Company’s wholly-owned subsidiary, Counsel RB Capital LLC (“Counsel RB”), which commenced operations in the second quarter of 2009.

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

In the third quarter of 2007, the Company began investing in Internet-based e-commerce businesses by acquiring minority positions in several companies.  It has since sold several of those interests, realizing gains in each case.  The Company’s most significant investment took place in the second quarter of 2009, when it invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  CRBCI’s interest is managed by Knight’s Bridge Capital Management L.P., an affiliate of the Company’s majority shareholder and parent, Counsel Corporation (together with its subsidiaries, “Counsel”).  The Company’s objective with respect to its investments is to realize long-term capital appreciation as the value of the underlying businesses is developed and recognized.  The Company’s investments are discussed in more detail in Note 7 of the unaudited consolidated financial statements included in Item 1 of this Report.

In February 2009 the Company established Counsel RB, which commenced operations in the second quarter of 2009, allowing the Company to diversify into a new operating segment.  Counsel RB has become a leader in capital asset solutions, which involve finding, acquiring and monetizing distressed and surplus assets.  In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, Counsel RB arranges traditional asset disposition sales, including liquidation and auction sales, and its objective is to be the leading resource for clients requiring capital asset solutions.  Counsel RB’s operations constitute the Company’s Asset Liquidation operating segment and are discussed in more detail in Note 2 of the audited consolidated financial statements filed with the SEC.  Counsel RB was originally owned 75% by the Company and 25% by Counsel RB’s Co-CEOs.  In November 2010, the Company acquired the Co-CEOs’ 25% interest in exchange for approximately 3.2 million common shares of the Company.

On March 16, 2011 the Company completed a private placement of 1.0 million common shares at an issue price of $1.83 per share, and incurred related share issue costs of approximately $27.  The shares were purchased by an institutional investor.  The Company plans to use the proceeds of the private placement to fund growth opportunities.

The Company’s segments are discussed in more detail in Note 12 of the unaudited consolidated financial statements.

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

Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in this Report were those related to revenue recognition, amounts receivable valuation, allowance for doubtful accounts, inventory valuation, investment valuation, deferred income tax assets, liabilities and stock-based compensation.  These estimates are considered significant because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no changes to these policies in the first quarter of 2011.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At March 31, 2011 the Company’s working capital was $4,577, as compared to working capital of $1,621 at December 31, 2010.  The primary contributors to the increase were an increase of $2,032 in inventory and a $1,457 decrease in accounts payable and accrued liabilities.  These were partially offset by a decrease of $499 in cash and an increase of $987 in debt payable to third parties.  During the first three months of 2011, the Company’s primary sources of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, were Counsel RB’s gross profit of $1,855, and net $1,803 received as proceeds on the private placement of 1.0 million common shares.  Cash disbursements, other than those related to repayment of debt, were primarily related to operating expenses.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year.  If these assets were classified as current, the Company would report working capital of $8,717 at March 31, 2011 and working capital of $6,742 at December 31, 2010.

Counsel RB has a revolving credit facility in the amount of up to $10,000 in place to finance its purchases of assets for resale, as discussed in Note 8 of the unaudited condensed consolidated financial statements.

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

Ownership Structure and Capital Resources

•	At March 31, 2011 the Company had stockholders’ equity of $11,458, as compared to $9,448 at December 31, 2010.

•
The Company is 76.6% owned by Counsel.  At December 31, 2010 the Company was 79.5% owned by Counsel.  The Co-CEOs of Counsel RB each owned 6.25% of the Company, and the remaining 8.0% was owned by public stockholders.  On March 15, 2011 the Company issued one million common shares through a private placement, representing 3.7% of the outstanding common shares.  Counsel’s ownership thereby decreased to 76.6%, that of the Co-CEOs to 6.0% each, and that of the remaining public stockholders to 7.7%.

Cash Position and Cash Flows

Cash and cash equivalents at March 31, 2011 were $2,109 as compared to cash of $2,608 at December 31, 2010, a decrease of $499.

Cash used in operating activities   Cash used in operating activities during the three months ended March 31, 2011 was $3,258, as compared to $833 cash used during the same period in 2010.  During the first three months of 2011 the Company had income of $189 from continuing operations, as compared to income of $379 for the same period in 2010.  In both periods, the operations of Counsel RB were the primary source of cash receipts and disbursements.

The most significant changes in operating activities during the first three months of 2011 as compared to the first three months of 2010 were in inventory, asset liquidation investments, accounts payable, deferred income tax assets, and accounts receivable.  Inventory increased by $2,032 in 2011, as compared to increasing by $80 in the same period of 2010.  Asset liquidation investments decreased by $981 in 2011, as compared to increasing by $2,369 in 2010.  Deferred income tax assets increased by $563 in 2011 as compared to decreasing by $65 in 2010. Accounts payable decreased by $1,457 in 2011 as compared to increasing by $47 in 2010.  Amounts receivable increased by $483 in 2011 as compared to decreasing by $814 in 2010.

Cash flows from investing activities   Cash used in investing activities during the three months ended March 31, 2011 was $20, as compared to $230 of cash provided during the same period in 2010.  In 2011, $21 was invested in Polaroid, and $1 of cash distributions was receivable from the Knight’s Bridge GP.  In 2010, $11 was invested in Polaroid and $241 of cash distributions were received from Polaroid.

Cash flows from financing activities   Cash provided by financing activities was $2,779 during the three months ended March 31, 2011, as compared to $850 cash provided during the same period in 2010.  In 2011, the Company received $1,803 cash, net of share issuance costs, from a private placement of 1,000,000 common shares.  During the same period, in connection with the operations of Counsel RB, the Company borrowed net $976 from its third party lender.  In 2010, the Company borrowed net $1,082 from its third party lenders.  During the same period, the Company paid net $232 to its parent, Counsel.

Contractual Obligations

The following table summarizes the amounts of payments due, including interest accrued to March 31, 2011 and estimated interest to maturity, under specified contractual obligations outstanding at March 31, 2011.  Aside from the estimated taxes payable, as reported in the unaudited condensed consolidated statements, we have no liabilities associated with income taxes that require disclosure.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility	$5,718	$5,718	$—	$—	$—
Operating leases	713	153	306	254	—
Total	$6,431	$5,871	$306	$254	$—

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

Three-Month Period Ended March 31, 2011 Compared to Three-Month Period Ended March 31, 2010

Asset liquidation revenues were $734 in 2011 compared to $2,233 in 2010, asset liquidation expense was $439 in 2011 compared to $1,538 in 2010, inventory maintenance expense was $1,170 in 2011 compared to $1 in 2010, and earnings of equity accounted asset liquidation investments were $1,560 in 2011 compared to $437 in 2010.  The net earnings of these four items were $685 in 2011 compared to $1,131 in 2010.  Because Counsel RB conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant year over year, the operations must be considered as a whole rather than on a line-by-line basis.  The earnings in 2011 decreased compared to those in 2010 due to inventory maintenance costs incurred for certain property and equipment that was acquired in the fourth quarter of 2010 and remained unsold at March 31, 2011.  Exclusive of these costs, net earnings were $1,855 in 2011 compared to $1,132 in 2010.  As Counsel RB has become more established, its operations have expanded.

Patent licensing revenues were $0 during the quarters ended March 31, 2011 and 2010.

Patent licensing and maintenance expense was $57 during the quarter ended March 31, 2011, compared to $7 during the same period in 2010.  The increase is due to 2011 costs associated with the re-examination of U.S. Patent No. 6,243,373.

Selling, general and administrative expense, including expenses paid to related parties,was $968 during the quarter ended March 31, 2011, compared to $626 during the same period in 2010.  The significant items included:

•
Compensation expense was $730 in the first quarter of 2011, compared to $352 in the first quarter of 2010.  The primary expense in both years was salary and benefits related to Counsel RB, which were $678 in 2011 and $300 in 2010.  The increase is due to the growth of Counsel RB’s operations over the past year.  With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $34.  Stock based compensation was $18 in the first quarter of both 2011 and 2010.  During the first quarter of 2011, 1,250,000 options were issued to the Co-CEOs of CRBCI, 200,000 options were issued to a consultant under contract to Counsel RB, and 50,000 options were issued to an employee of Counsel RB.  There were no similar issuances during the first quarter of 2010.

•	Legal expense was a credit of $252 in the first quarter of 2011, due to negotiated reductions in fees that were billed during 2010. Legal expense was $10 in the first quarter of 2010.

•	Accounting and tax consulting expenses were $46 in the first quarter of 2011, compared to $32 in the first quarter of 2010.

•	Directors’ fees were unchanged at $34 in the first quarter of both 2011and 2010.

•
Consulting expense was $96 in the first quarter of 2011 as compared to $6 in the first quarter of 2010, and related solely to the operations of Counsel RB.  The increase of $90 is due to the growth of Counsel RB’s operations.

•	Management fees charged by our controlling stockholder, Counsel, were $90 in the first quarter of both 2011 and 2010.

•	Directors and officers liability insurance expense was $13 in the first quarter of both 2011 and 2010.

•
Office rent was $47 in the first quarter of 2011 as compared to $22 in the first quarter of 2010, and related solely to the operations of Counsel RB.  The increase of $25 is due to the growth of Counsel RB’s operations.

•	Franchise tax was $22 in the first quarter of 2011 as compared to $18 in the first quarter of 2010.

•	Other insurance expense was $9 in the first quarter of 2011 as compared to $7 in the first quarter of 2010.

•
Travel expense was $47 in the first quarter of 2011, as compared to $7 in the first quarter of 2010.  The majority of the travel related to Counsel RB’s operations, and the increase of $40 is due to the growth of those operations.

Other income (expense) and earnings of other equity accounted investments – the significant items included:

•	Third party interest expense was $84 in the first quarter of 2011, as compared to $101 in the first quarter of 2010. All of the expense related to the third party debt owed by Counsel RB.

•
Related party interest expense was $0 in the first quarter of 2011, as compared to $29 in the first quarter of 2010.  All of the 2010 expense related to the Company’s loan from its parent, Counsel, which was repaid in full during the third quarter of 2010.  Throughout the first quarter of 2011 the Company had a net receivable from Counsel, and therefore did not incur any interest expense.

•
In the first quarter of 2011, the Company recorded income of $15 from its other equity accounted investments, as compared to income of $78 in the first quarter of 2010.  In 2011 the amount consisted of $14 income from Polaroid and $1 income from Knight’s Bridge GP.  In 2010 the amount consisted of $76 income from Polaroid and $2 income from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate.  Our revolving credit facility provides that the principal amount outstanding bears interest at the lender’s prime rate + 1.0%, or a minimum of 4.5%.  Assuming that the debt amount on the revolving credit facility at March 31, 2011 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $55 for that twelve-month period.  We do not believe that, in the near term, we are subject to material market risk on our debt.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2011.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth in the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2011, there were no sales of unregistered securities in the first quarter of 2011.  There were no repurchases of the Company’s equity securities during the same period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
10.1
Share Purchase Agreement between the Company and Werklund Capital Corporation, dated March 15, 2011 (filed as an Exhibit to the Company’s March 18, 2011 Current Report on Form 8-K and incorporated by reference herein).

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

Counsel RB Capital Inc.

Date: May 16, 2011	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President (Principal Executive Officer)

By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary (Principal Financial Officer)