Form 10-Q
period 2011-06-30
Counsel RB Capital Inc.
filed 2011-08-15
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, there were 27,083,030 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.
COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	As of June 30, 2011	As of December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$7,374	$2,608
Amounts receivable (net of allowance for doubtful accounts of $186; 2010 - $168)	890	203
Receivable from a related party	—	392
Deposits	645	771
Inventory – equipment	1,384	2,594
Deferred income tax	2,088	2,228
Other current assets	167	63
Total current assets	12,548	8,859
Other assets:
Inventory – real estate	1,073	1,573
Asset liquidation investments	1,471	3,548
Investments	2,784	2,706
Property, plant and equipment	20	—
Goodwill	226	—
Total assets	$18,122	$16,686

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,062	$2,555
Income taxes payable	363	198
Debt payable to third parties	921	4,485
Debt payable to a related party	67	—
Total liabilities	2,413	7,238

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at June 30, 2011 and December 31, 2010, liquidation preference of $592 at June 30, 2011 and December 31, 2010	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 27,083,030 shares at June 30, 2011 and 25,960,080 shares at December 31, 2010	270	259
Additional paid-in capital	278,162	275,641
Accumulated deficit	(262,729)	(266,458)
Total equity	15,709	9,448
Total liabilities and equity	$18,122	$16,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of US dollars, except per share amounts)	2011	2010	2011	2010

Revenue:
Asset liquidation
Asset sale proceeds	$11,626	$342	$12,224	$2,500
Commissions and other	109	146	245	221
Total asset liquidation revenue	11,735	488	12,469	2,721

Operating costs and expenses:
Asset liquidation	5,697	298	6,136	1,836
Inventory maintenance	383	(17)	1,553	(16)
Patent licensing and maintenance	13	—	70	7
Selling, general and administrative	1,140	501	1,961	1,016
Expenses paid to related parties	138	109	285	220
Total operating costs and expenses	7,371	891	10,005	3,063
	4,364	(403)	2,464	(342)
Earnings of equity accounted asset liquidation investments	157	2,601	1,717	3,038
Operating income	4,521	2,198	4,181	2,696
Other income (expenses):
Other income (expenses)	16	(125)	16	(125)
Interest expense – third party	(52)	(97)	(136)	(198)
Interest expense – related party	—	(35)	—	(64)
Total other income (expenses)	(36)	(257)	(120)	(387)
Income from continuing operations before the undernoted	4,485	1,941	4,061	2,309
Income tax expense	978	314	380	381
Earnings of other equity accounted investments (net of $0 tax)	33	73	48	151
Net income and comprehensive income	3,540	1,700	3,729	2,079
Net income and comprehensive income attributable to non-controlling interest	—	(551)	—	(707)
Net income and comprehensive income attributable to controlling interest	$3,540	$1,149	$3,729	$1,372

Weighted average common shares outstanding (in thousands)	26,997	22,718	26,562	22,718
Weighted average preferred shares outstanding (in thousands)	1	1	1	1

Earnings per share – basic and diluted:
Common shares	$0.13	$0.05	$0.14	$0.06
Preferred shares	$5.24	$2.02	$5.61	$2.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended June 30, 2011

(in thousands of US dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2008	594	$6	22,745,536	$227	$274,761	$(270,023)	$—	$4,971
Capital contribution	—	—	—	—	—	—	237	237
Purchase and cancellation of preferred and common stock	(2)	—	(27,456)	—	(126)	—	—	(126)
Compensation cost related to stock options	—	—	—	—	71	—	—	71
Net loss	—	—	—	—	—	(1,264)	65	(1,199)
Balance at December 31, 2009	592	6	22,718,080	227	274,706	(271,287)	302	3,954
Issuance of common stock	—	—	3,242,000	32	—	—	(32)	—
Distribution to non-controlling interest	—	—	—	—	—	—	(766)	(766)
Transfer from non-controlling interest to controlling interest	—	—	—	—	889	—	(889)	—
Compensation cost related to stock options	—	—	—	—	46	—	—	46
Net income	—	—	—	—	—	4,829	1,385	6,214
Balance at December 31, 2010	592	6	25,960,080	259	275,641	(266,458)	—	9,448
Issuance of common stock	—	—	1,122,950	11	1,995	—	—	2,006
Issuance of options	—	—	—	—	460	—	—	460
Compensation cost related to stock options	—	—	—	—	66	—	—	66
Net income	—	—	—	—	—	3,729	—	3,729
Balance at June 30, 2011	592	$6	27,083,030	$270	$278,162	$(262,729)	$—	$15,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands of US dollars)	Six months ended June30,
	2011	2010
Cash flows from operating activities:
Net income	$3,729	$2,079
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest added to principal of third party debt	7	9
Amortization of financing costs on debt payable to third party	18	80
Accrued interest added to principal of related party debt	—	64
Stock-based compensation expense	66	35
Earnings of equity accounted investments	(48)	(151)
Provision for doubtful accounts	40	—
Writedown of inventory	—	(123)

Changes in operating assets and liabilities:
Decrease in accounts receivable	77	880
Decrease in note receivable	—	653
Increase in lease receivable	(214)	—
Decrease in deposits	126	175
Decrease in inventory	1,710	382
Decrease (increase) in asset liquidation investments	2,077	(807)
Increase in other assets	(140)	(6)
Decrease in deferred income tax assets	140	276
Decrease in accounts payable and accrued liabilities	(1,493)	(48)
Increase in income taxes payable	165	100
Net cash provided by operating activities	6,260	3,598

Cash flows from investing activities:
Investment in other equity accounted investments	(32)	(286)
Cash distributions from other equity accounted investments	2	292
Cash portion of business acquisition	(175)	—
Net cash provided by (used in) investing activities	(205)	6

Cash flows from financing activities:
Proceeds from issuance of common shares, net of share issuance costs	1,823	—
Proceeds of debt payable to third parties	1,932	5,228
Repayment of debt payable to third parties	(5,503)	(5,562)
Proceeds of debt payable to a related party	864	1,312
Repayment of debt payable to a related party	(405)	(2,819)
Net cash used in financing activities	(1,289)	(1,841)
Increase in cash and cash equivalents	4,766	1,763
Cash and cash equivalents at beginning of period	2,608	93
Cash and cash equivalents at end of period	$7,374	$1,856

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$184	$—
Issuance of options to purchase common stock in exchange for assets of acquired business	460	—

Supplemental cash flow information:
Taxes paid	109	21
Interest paid	91	79

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

 (in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of Counsel RB Capital Inc. together with its subsidiaries, including Counsel RB Capital LLC (“Counsel RB”), Equity Partners CRB LLC, C2 Communications Technologies Inc., and C2 Investments Inc.  These entities, collectively, are referred to as “CRBCI”, the “Company”, “we” or “our” in these financial statements.  Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which CRBCI exercises control.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Certain items in the condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2010 have been reclassified to conform to current year presentation.  These changes had no effect on previously reported net income and comprehensive income, or stockholders’ equity.

The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2011.

Note 2 –Acquisition of EP USA, LLC

On June 23, 2011, Counsel RB, through its wholly-owned subsidiary Equity Partners CRB LLC (“CRB”), acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”), a boutique investment banking firm and leading provider of financial solutions for distressed businesses and properties.  The acquisition of Equity Partners is consistent with CRBCI’s strategy to significantly expand and diversify the services provided by Counsel RB.  In connection with the acquisition, CRBCI entered into employment and consulting agreements with the previous owners and employees of Equity Partners.

The cost of the acquisition was satisfied by the payment of $175 in cash, the issuance of 122,950 CRBCI common shares valued at $1.50 per share and the granting of options to purchase 230,000 CRBCI common shares with a fair value of $1.9992 per option.  Additionally, one of the previous owners was issued a put option from CRBCI that will mature in September 2011, and another entered into a lock-up agreement with respect to his shares and options that will expire in 2013.  The acquisition included other terms and conditions that are customary for agreements of this nature.  Copies of the asset purchase agreement, the put option agreement and the lock-up agreement are attached as exhibits to this Quarterly Report on Form 10-Q.

The following table summarizes the consideration paid for Equity Partners and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

At June 23, 2011
$
Consideration
Cash	175
Equity instruments:
122,950 CRBCI common shares	184
230,000 options to purchase CRBCI common shares	460
Fair value of total consideration	819

Acquisition related costs (included in selling, general, and administrative expenses in CRBCI’s condensed consolidated statement of operations for the six months ended June 30, 2011)	41

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	591
Property, plant and equipment	2
Goodwill	226
Total identifiable net assets	819

The fair value of the 122,950 CRBCI common shares issued as part of the consideration was determined using the closing price of the shares on June 22, 2011.  The fair value of the 230,000 options to purchase CRBCI common shares was determined using the Black-Scholes Option Pricing Model.  Inputs to the model included an expected volatility of 323%, a risk-free interest rate of 0.94%, an expected life of 4.75 years, and an expected dividend yield of zero.

The fair value of the accounts receivable is the value as reported in the above table, and includes an allowance of $0.

The fair value of the goodwill, as reported above, is provisional pending final determination of the valuation of the assets.

The only transactions recognized separately from the acquisition were approximately $41 of professional fees incurred by the Company, which were expensed in the period.

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

Significant estimates include the assessment of collectability of revenue recognized, amounts receivable valuation, inventory valuation, investment valuation, valuation of assets acquired, valuation of deferred income tax assets, valuation of goodwill, liabilities, and stock-based compensation.  These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no changes to these policies in the first six months of 2011.

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (“ASU 2010-20”).  ASU 2010-20 amends an entity’s disclosures about its receivables by requiring more detailed and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  Financing receivables are defined as contractual rights to receive money on demand or on fixed or determinable dates, which rights are recognized as an asset in the entity’s statement of financial position.  The objective is to improve financial statement users’ understanding of 1) the nature of the credit risk associated with an entity’s financing receivables, and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  For information as of the end of a reporting period, ASU 2010-20 is effective for the first interim or annual reporting period ending on or after December 15, 2010.  For information about activity during a reporting period, ASU 2010-20 is effective for the first interim or annual reporting period beginning after December 15, 2010.  The Company has therefore included the disclosures required by ASU 2010-20 in Note 4.

Future Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring, and was issued due to the FASB’s belief that the complexity of the evaluation, together with the increased volume of loan modifications, required additional clarification.  ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011.  It must be applied retrospectively to modifications occurring at or right after the beginning of the annual period of adoption.  The Company is currently evaluating the impact of adopting ASU 2011-02.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 results from joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements.  Although ASU 2011-04 is largely consistent with the existing US GAAP fair value measurement principles, it expands existing disclosure requirements and makes other amendments.  ASU 2011-04 is effective for interim or annual reporting periods ending on or after December 15, 2011, with early adoption not permitted.  The Company is currently evaluating the impact of adopting ASU 2011-04.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements, by removing the existing presentation options under US GAAP and requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”).  ASU 2011-05 does not change the items that must be reported in OCI.  ASU 2011-05 is effective for interim or annual reporting periods beginning after December 15, 2011, with early adoption permitted.  The guidance must be applied retrospectively for all periods presented in the financial statements.  The Company is currently evaluating the impact of adopting ASU 2011-05.

Note 4 – Amounts Receivable

The Company’s amounts receivable are primarily related to the operations of Counsel RB and its subsidiary, Equity Partners.  They are composed of both amounts receivable assumed by Counsel RB as a component of an asset acquisition, and amounts receivable resulting from asset sales or from services provided by Counsel RB personnel.  The initial value of an amount receivable corresponds to the fair value of the underlying goods or services.  To date all receivables have been classified as current, and due to their short-term nature, any decline in fair value would be due to issues involving collectability.  At each financial statement date the collectability of each outstanding amount receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable.  Collectability is determined on the basis of payment history.

To date the Company has recorded only one interest-bearing note receivable, in the amount of $225.  This note was acquired when Counsel RB commenced operations in the second quarter of 2009.  It is in default and on non-accrual status.  An allowance of $146 was recorded in the fourth quarter of 2010, and a further allowance of $40 was recorded in the second quarter of 2011.  Therefore the Company’s recorded investment in financing receivables on non-accrual status is $39 at June 30, 2011.  At this time, the Company does not expect to collect interest on this note and therefore does not anticipate that it will resume accruing interest receivable.

In the first quarter of 2011, the Company acquired a lease receivable in the amount of $248, which is being reduced by monthly payments of $12 that began in April.  The lease receivable began accruing interest on April 1, 2011.

At June 30, 2011 the Company has no investment in non-interest bearing financing receivables that are past due.  The Company’s single past due receivable, which had a balance of $5 at March 31, 2011, was paid in full during the second quarter.

Counsel RB’s amounts receivable consist of three major categories:  receivables from Joint Venture partners, receivables from asset sales, and fees and retainers relating to the business of Equity Partners.

To date, the Company has not experienced any significant collectability issues with respect to either the receivables from Joint Venture partners or the receivables from asset sales.  Given this experience, together with the ongoing business relationships between the Company and its partners, the Company has not yet been required to develop a policy for formal credit quality assessment  The Equity Partners business has similarly not required formal credit quality assessments..  As the Company’s asset liquidation business continues to develop, more comprehensive credit assessments may be required.

During the first six months of 2011, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses.  During the same period, there were no purchases, sales or reclassifications of financing receivables.  There were no troubled debt restructurings during the first six months of 2011.

Amounts receivable consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Accounts receivable (net of allowance for doubtful accounts of $0; 2010 - $22)	$637	$124
Notes receivable (net of allowance for doubtful accounts of $186; 2010 - $146)	39	79
Lease receivable	214	—
	$890	$203

Note 5 – Stock-based Compensation

At June 30, 2011 the Company had six stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements contained in the Company’s most recently filed Annual Report on Form 10-K.

The Company’s total compensation cost related to stock options is $48 and $66 for the three and six months ended June 30, 2011, respectively, as compared to $17 and $35 for the three and six months ended June 30, 2010.  The increase in 2011 is due to options granted to employees and officers of both the Company and Counsel, as detailed below.  The fair value compensation costs of unvested stock options in the first six months of 2011 and 2010 were determined using the Black-Scholes Option Pricing Model for grant dates between 2006 and 2011.  Historical inputs to the model included expected volatility between 79% and 323%, risk-free interest rates between 0.94% and 5.07%, expected lives of 4.75 or 6.25 years, and an expected dividend yield of zero.  The Company’s estimated forfeiture rate of its stock options is nil.

No tax benefit from stock-based compensation was recognized in the first six months of either 2011 or 2010, as no options were exercised.  The Company’s stock-based compensation had no effect on its cash flows during either period.

During the first quarter of 2011, as detailed in the Company’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC, the Company issued a total of 1,540,000 options to officers, employees and directors.

On June 23, 2011, 230,000 options, having an exercise price of $1.83 and a fair value of $1.9992, were granted to the previous owners of Equity Partners as part of the consideration for the acquisition of Equity Partners.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 323%, a risk-free interest rate of 0.94%, an expected term of 4.75 years, and an expected dividend yield of zero.  No similar grants were made during the first six months of 2010.

On June 29, 2011, 250,000 options were granted to the President of CRBCI, and an additional 400,000 options were granted to officers of Counsel.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The options have an exercise price of $1.974 and a Black-Scholes fair value of $2.10.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 323%, a risk-free interest rate of 0.94%, an expected term of 4.75 years, and an expected dividend yield of zero.  No similar grants were made during the first six months of 2010.

The following summarizes the changes in common stock options for the six months ended June 30, 2011 and 2010, respectively:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	728,246	$0.89
Granted	2,420,000	$1.85
Expired	(6,215)	$8.29
Outstanding at June 30, 2011	3,142,031	$1.62

Options exercisable at June 30, 2011	892,031	$1.12

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	994,027	$6.02
Granted	40,000	$0.08
Expired	(80,781)	$59.25
Outstanding at June 30, 2010	953,246	$1.26

Options exercisable at June 30, 2010	749,496	$1.44

Note 6 – Earning (Loss) Per Share

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

Options, warrants and convertible debt are included in the calculation of diluted earnings per share, since the instruments are assumed to be exercised or converted, except when their effect would be anti-dilutive.  For both the three and six months ended June 30, 2011 and 2010, the net effect of including the Company’s potential common shares did not change the EPS amount, and therefore diluted EPS equals basic EPS.

Potential common shares that were not included in the computation of earnings (loss) per share because they would have been anti-dilutive are as follows:

	June 30,
	2011	2010

Assumed exercise of options to purchase shares of common stock	2,727,031	873,246

Note 7 – Composition of Certain Financial Statement Items

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Regulatory and legal fees	$285	$612
Distributions payable to former non-controlling interest	—	766
Accounting, auditing and tax consulting	169	118
Due to Joint Venture partners	47	178
Asset liquidation expense	18	—
Customer deposits	25	313
Patent licensing and maintenance	70	118
Sales and other taxes	78	81
Remuneration and benefits	317	228
Other	53	141

Total accounts payable and accrued liabilities	$1,062	$2,555

Note 8 – Investments

The Company’s investments as at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$18	$18
Polaroid	2,766	2,688

Total investments	$2,784	$2,706

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

The Company accounts for its investment under the equity method.  For the year ended December 31, 2010, the Company recorded $17 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $17.  During the first six months of 2011, the Company recorded $2 as its share of Knight’s Bridge GP’s earnings, and received $2 of cash distributions.  Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at June 30, 2011, the Company concluded that there has been no other than temporary impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

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

•
CRBCI invested $2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment.  The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel.  The $2,091 was Counsel’s share of the LP’s investment and was funded by Counsel.  Subsequent to making the investment in the LP, Counsel sold, to CRBCI, the economic benefit of its indirect investment in Polaroid.  CRBCI is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment.  The economic interest entitles CRBCI to an 8% per annum preferred return.  Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest.  Following additional investments of $11 in 2009, $263 in 2010, and $21 in the first six months of 2011, and cash distributions of $186 and $233 in 2009 and 2010, respectively, the Company’s cumulative cash investment totals $1,967.

The Company accounts for its investments in the LLC under the equity method.  For the years ended December 31, 2009 and 2010, the Company recorded $246 and $14, respectively, as its share of earnings.  During the first six months of 2011, the Company recorded $46 as its share of the LLC’s earnings (2010 - $148).

At December 31, 2010, the Company used a discounted cash flow methodology to estimate that its investment in Polaroid had a fair value of approximately $3,348.  The Company has concluded, based on Polaroid’s operating results for the first six months of 2011, and projections for future quarters, that there has been no material change to the estimated fair value.

Summarized financial information – Equity accounted asset liquidation investments

The table below details the results of operations, for the six months ended June 30, 2011 and 2010, attributable to CRBCI from the Joint Ventures in which it was invested during those periods.

	2011	2010

Gross revenues	$2,023	$9,985

Gross profit	$1,620	$3,065

Income from continuing operations	$1,717	$3,038

Net income	$1,717	$3,038

Net income after non-controlling interest	$1,717	$2,278

Note 9 – Debt

	June 30, 2011	December 31, 2010

Revolving credit facility	$921	$4,485

Related party debt	67	—
	988	4,485
Less current portion	988	4,485
Long-term debt, less current portion	$—	$—

Revolving credit facility

Counsel RB has a revolving credit facility (the “Credit Facility”) with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”) and most recently amended as of March 1, 2011, in order to finance the acquisition of eligible property and equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.0% or 4.5%, and the maximum borrowing available under the Credit Facility is US $10,000, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance.  The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral.  Effective March 1, 2011, a monthly fee is payable with respect to unused borrowing (“Unused Line Fee”).  The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $10,000 and the average loan amount outstanding during the month.  The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At June 30, 2011 and December 31, 2010 the Company was in compliance with all covenants of the Facility.

Debt payable to a related party

During the first six months of 2011, Counsel made net advances of $67 to the Company under an existing demand loan facility (the “Counsel Loan”) that bears interest at 10%.  The primary reason for the advances was to fund the Company’s head office operations.  At December 31, 2010 the balance of the Counsel Loan, including accrued interest, was $0, as the Company had advanced net $392 to Counsel.  For further discussion of the related party debt and other transactions with Counsel, see Note 12.

Note 10 – Patent Participation Fee

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

Note 11 – Income Taxes

In the second quarter of 2011, the Company recognized a current income tax expense of $275 and a deferred income tax expense of $703, increasing the aggregate current income tax expense and deferred income tax expense for the six months ended June 30, 2011 to $240 and $140, respectively.  The net deferred income tax expense in the second quarter of 2011 is primarily due to the realization of the tax effect of previously recorded deferred tax assets.  The remaining $2,088 net deferred income tax asset balance at June 30, 2011 reflects the tax benefit of available tax losses considered “more likely than not” to be utilized during the remainder of 2011 and first six months of 2012.  The Company recognized a current income tax expense of $106 and a deferred income tax expense of $275 in the six months ended June 30, 2010.

As at June 30, 2011, the unrecognized tax benefit determined pursuant to the Topic 740 of the ASC, Income Taxes, is $12,059.  There has been no change in the second quarter of 2011 in the estimate of the balance of unrecognized tax benefits previously determined.

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

The Company’s estimated remaining federal tax loss carryforwards at June 30, 2011 are comprised of approximately $54,500 of unrestricted net operating tax losses, $28,400 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $400 of unrestricted capital losses.  The unrestricted capital loss will expire at the end of 2011.

The Company is subject to state income tax in multiple jurisdictions. While the Company had net operating loss carryforwards for state income tax purposes in certain states where it previously conducted business, its available state tax loss carryforwards may differ substantially by jurisdiction and, in general, are subject to the same or similar restrictions as to expiry and usage described above.  In addition, in certain states the Company’s state tax loss carryforwards that were attributable to certain legacy businesses sold in prior years ceased to be available to the Company following their sale.  Therefore, it is possible that the Company may not have tax loss carryforwards available to shield future income which is attributable to a particular state from being subject to tax in that particular state.

Note 12 – Related Party Transactions

Transactions with Counsel

At June 30, 2011 the Company had debt owing to Counsel in the amount of $67, as compared to an amount receivable from Counsel of $392 at December 31, 2010.  The loan was advanced pursuant to an existing demand loan facility (the “Counsel Loan”).  The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced.  The Counsel Loan has been amended several times, most recently during the second quarter of 2009 when it was converted into a demand loan.  The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

Counsel Management Services

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  For the six months ended June 30, 2011 and 2010, the amount charged to the Company pursuant to the Agreement was $180.  In addition, during the six months ended June 30, 2011, $35 was charged to the Company for Counsel services relating to the operations of Counsel RB.  There was no similar charge in 2010.

Transactions with Other Related Parties

The Company leases office space in White Plains, NY, as part of the operations of Counsel RB.  The building is owned by an entity that is owned by a Co-CEO of Counsel RB and the Company.  During the first six months of 2011 and 2010, the Company paid rent of $70 and $40, respectively, to the entity.

Note 13 – Segment Reporting

Beginning in 2005, the Company operated in a single business segment, Patent Licensing.  With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation.  For the six months ending June 30, 2011 and 2010, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  The table below presents information about the Asset Liquidation segment of the Company as of and for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30, 2011	June 30, 2010
	Asset Liquidation	Asset Liquidation
Revenues from external customers	$11,735	$488
Earnings of equity accounted asset liquidation investments	157	2,601
Other income (expense)	14	(125)
Interest expense	(52)	(97)
Segment income (pre-tax)	4,816	2,208
Investment in equity accounted asset liquidation investments	1,471	4,750
Segment assets	5,869	8,891

	For the Six Months Ended
	June 30, 2011	June 30, 2010
	Asset	Asset
	Liquidation	Liquidation
Revenues from external customers	$12,469	$2,721
Earnings from equity accounted asset liquidation investments	1,717	3,038
Other income (expense)	14	(125)
Interest expense	(136)	(198)
Segment income (pre-tax)	4,454	2,856

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Total other income and earnings from equity accounted investments for reportable segments	$171	$2,476	$1,731	$2,913
Unallocated other income and earnings from equity investments from corporate accounts	35	73	50	151
	$206	$2,549	$1,781	$3,064

Total interest expense for reportable segments	$52	$97	$136	$198
Unallocated interest expense from related party debt	—	35	—	64
	$52	$132	$136	$262

Total depreciation and amortization for reportable segments	$—	$—	$—	$—
Other unallocated depreciation from corporate assets	—	—	—	—
	$—	$—	$—	$—

Total segment income (pre-tax)	$4,816	$2,208	$4,454	$2,856
Other income	35	73	50	151
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(333)	(267)	(395)	(547)
Income tax expense (recovery)	978	314	380	381
Net income from continuing operations	$3,540	$1,700	$3,729	$2,079

	As at	As at
	June 30, 2011	June 30, 2010

Segment assets	$5,869	$8,891
Intangible assets not allocated to segments	—	—
Other assets not allocated to segments(1)	12,253	3,134
	$18,122	$12,025

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 14 – Commitments and Contingencies

At June 30, 2011, CRBCI has no commitments other than its accounts payable and accrued liabilities, the Unused Line Fee on its third party debt, and the leases on its offices in New York, California and Maryland, which expire on December 31, 2015, September 30, 2013 and April 30, 2012, respectively.  The Company’s only contingency is the put option agreement that was entered into in connection with the acquisition of Equity Partners, which expires on September 12, 2011, and which the Company does not expect to be exercised.  The annual lease obligations are as shown below:

2011	$82
2012	$159
2013	$154
2014	$141
2015	$148

In the normal course of its business, CRBCI may be subject to contingent liabilities with respect to assets sold either directly or through Joint Ventures.  At June 30, 2011 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or operations.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 15 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2011 for disclosure.  There have been no material subsequent events requiring disclosure in this Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto for the six months ended June 30, 2011, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”).

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

On March 16, 2011 the Company completed a private placement of 1 million shares of common stock at an issue price of $1.83 per share, and incurred related share issue costs of approximately $27.  The shares were purchased by an institutional investor.  The Company plans to use the proceeds of the private placement to fund growth opportunities.

On June 23, 2011 Counsel RB, through its wholly-owned subsidiary Equity Partners CRB LLC (“CRB”), acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”), a boutique investment banking firm and leading provider of financial solutions for distressed businesses and properties.  The purchase price consisted of $175 in cash, 122,950 CRBCI common shares valued at $1.50 per share, and options to purchase 230,000 CRBCI common shares with a Black-Scholes fair value of $1.9992 per option.  Equity Partners was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property.  Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values.  The acquisition is consistent with CRBCI’s strategy to expand and diversify the services provided by Counsel RB.  The Company has worked with Equity Partners in the past, and the Company’s management foresees synergies and added value, since both businesses serve a variety of clients at different stages of the distressed business and surplus asset continuum.  As part of the acquisition, CRBCI entered into employment and consulting agreements with the previous owners and employees of Equity Partners.

The Company’s segments are discussed in more detail in Note 13 of the unaudited condensed consolidated financial statements.

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

Counsel RB’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”).  These Joint Ventures allow Counsel RB to have access to more opportunities, and to mitigate some of the competition from the market’s larger participants.  Counsel RB’s objective is to be the leading resource for clients requiring capital asset solutions.  To achieve this objective, it plans to strengthen its core competencies, create a full-service industrial auction division, develop an asset-based debtor in possession (“DIP”) facility and build out a valuation practice to provide equipment appraisals to companies and financial institutions.  As part of this process, Counsel RB has recently hired several key employees with equipment and real estate expertise as well as experience in business development and client relations.  Additionally, as noted above under “Overview, History and Recent Developments”, in June 2011 Counsel RB acquired 100% of the business of Equity Partners.

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

Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in this Report were those related to revenue recognition, amounts receivable valuation, allowance for doubtful accounts, inventory valuation, investment valuation, valuation of assets acquired, deferred income tax assets, valuation of goodwill, liabilities and stock-based compensation.  These estimates are considered significant because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no changes to these policies in the first six months of 2011.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At June 30, 2011 the Company’s working capital was $10,135, as compared to working capital of $1,621 at December 31, 2010.  The primary contributors to the increase were a $4,766 increase in cash and cash equivalents and a $3,564 decrease in debt payable to third parties.  During the first six months of 2011, the Company’s primary sources of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, were Counsel RB’s gross profit of $6,497, and net $1,823 received as proceeds from the private placement of 1.0 million common shares.  Cash disbursements, other than the $175 used to acquire Equity Partners, and those related to repayment of debt, were primarily related to operating expenses.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year.  If these assets were classified as current, the Company would report working capital of $12,679 at June 30, 2011 and working capital of $6,742 at December 31, 2010.

Counsel RB has a revolving credit facility in the amount of up to $10,000 in place to finance its purchases of assets for resale, as discussed in Note 9 of the unaudited condensed consolidated financial statements.

The Company is continuing to pursue licensing and royalty agreements with respect to its patents.  Even if the Company does not enter into such agreements within the next twelve months, it expects to generate sufficient cash from Counsel RB’s operations to meet its ongoing operating cash requirements for at least that period of time.

The Company’s non-asset liquidation investments are in companies that are not publicly traded, and therefore these investments are illiquid.  Although the Company’s investments were made with the objective of recognizing long-term capital gains, neither the amount nor the timing of such gains can be predicted with any certainty.  To date the Company has realized capital gains on its investments in MyTrade.com, LIMOS.com and Buddy Media, Inc., and has not sold any investments at a loss.

Ownership Structure and Capital Resources

•	At June 30, 2011 the Company had stockholders’ equity of $15,709, as compared to $9,448 at December 31, 2010.

•
The Company is 76.2% owned by Counsel.  At December 31, 2010 the Company was 79.5% owned by Counsel, the Co-CEOs of Counsel RB each owned 6.25% of the Company, and the remaining 8.0% was owned by public stockholders.  On March 15, 2011 the Company issued one million common shares through a private placement, representing 3.7% of the then-outstanding common shares.  On June 23, in connection with its acquisition of Equity Partners, the Company issued 122,950 common shares.  Counsel’s ownership thereby decreased to 76.2%, that of the Co-CEOs to 5.98% each, and that of the remaining public stockholders to 7.65%.

Cash Position and Cash Flows

Cash and cash equivalents at June 30, 2011 were $7,374 as compared to cash of $2,608 at December 31, 2010, an increase of $4,766.

Cash flows from operating activities   Cash provided by operating activities during the six months ended June 30, 2011 was $6,260, as compared to $3,598 cash provided during the same period in 2010.  During the first six months of 2011 the Company had income of $3,729 from continuing operations, as compared to income of $2,079 for the same period in 2010.  In both periods, the operations of Counsel RB were the primary source of cash receipts and disbursements.

The most significant changes in operating activities during the first six months of 2011 as compared to the first six months of 2010 were in inventory, asset liquidation investments, and accounts payable.  Inventory decreased by $1,710 in 2011, as compared to decreasing by $382 in the same period of 2010.  Asset liquidation investments decreased by $2,077 in 2011, as compared to increasing by $807 in 2010.  Accounts payable decreased by $1,493 in 2011 as compared to decreasing by $48 in 2010.

Cash flows from investing activities   Cash used in investing activities during the six months ended June 30, 2011 was $205, as compared to $6 of cash provided during the same period in 2010.  In 2011, the most significant transaction was the payment of $175 as part of the cost to acquire Equity Partners.  $32 was invested in Polaroid, and $2 of cash distributions were received from the Knight’s Bridge GP.  In 2010, $286 was invested in Polaroid, $289 of cash distributions were received from Polaroid, and $3 of cash distributions were received from the Knight’s Bridge GP.

Cash flows from financing activities   Cash used in financing activities was $1,289 during the six months ended June 30, 2011, as compared to $1,841 of cash used during the same period in 2010.  In 2011, the Company received $1,823 cash, net of share issuance costs, from a private placement of 1,000,000 common shares.  During the same period, in connection with the operations of Counsel RB, the Company paid net $3,571 to its third party lender and received $459 net from its parent, Counsel.  In 2010, the Company paid net $334 to its third party lenders, and paid net $1,507 to Counsel.

Contractual Obligations

The following table summarizes the amounts of payments due, including interest accrued to June 30, 2011 and estimated interest to maturity, under specified contractual obligations outstanding at June 30, 2011.  Aside from the estimated taxes payable, as reported in the unaudited condensed consolidated statements, we have no liabilities associated with income taxes that require disclosure.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility	$962	$962	$—	$—	$—
Debt payable to a related party	67	67	—	—	—
Operating leases	685	164	302	219	—
Total	$1,714	$1,193	$302	$219	$—

Management’s Discussion of Results of Operations

Asset liquidation revenue is earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  It is also earned from more traditional asset disposition services, such as on-site and webcast auctions, liquidations and negotiated sales.  The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments.  The Company began operating in the asset liquidation segment in the second quarter of 2009 when Counsel RB, which was established in the first quarter of 2009, commenced operations.  As reported above, the Company acquired the business of Equity Partners on June 23, 2011; no revenue related to Equity Partners operations was earned during the period ending June 30, 2011.

Three-Month Period Ended June 30, 2011 Compared to Three-Month Period Ended June 30, 2010

Asset liquidation revenues were $11,735 in 2011 compared to $488 in 2010, asset liquidation expense was $5,697 in 2011 compared to $298 in 2010, inventory maintenance expense was $383 in 2011 compared to a credit of $17 in 2010, and earnings of equity accounted asset liquidation investments were $157 in 2011 compared to $2,601 in 2010.  The net earnings of these four items were $5,812 in 2011 compared to $2,808 in 2010.  Because Counsel RB conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant from period to period, the operations must be considered as a whole rather than on a line-by-line basis.  The earnings in 2011 increased compared to those in 2010 primarily due to one large transaction that generated a gross profit of $3,528.  Additionally, as Counsel RB has become more established, its operations have expanded.

Patent licensing and maintenance expense was $13 during the quarter ended June 30, 2011, compared to $0 during the same period in 2010.  The increase is primarily due to 2011 costs associated with the re-examination of U.S. Patent No. 6,243,373.

Selling, general and administrative expense, including expenses paid to related parties, was $1,278 during the three months ended June 30, 2011, compared to $610 during the same period in 2010.  The significant items included:

•
Compensation expense was $674 in the second quarter of 2011, compared to $342 in the second quarter of 2010.  The primary expense in both years was salary and benefits related to Counsel RB, which were $592 in 2011 and $290 in 2010.  The increase is due to the growth of Counsel RB’s operations over the past year.  With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $34.  Stock based compensation was $48 in the second quarter of 2011 and $17 during the second quarter of 2010.  This expense increased due to option grants during 2011.  During the first quarter, 1,500,000 options were issued to officers and employees of the Company, and during the second quarter, 650,000 options were issued to the Company’s President and two officers of Counsel.  There were no similar stock option grants during 2010.

•
Legal expense was $70 in the second quarter of 2011, primarily due to the stock option grants referenced above and the acquisition of Equity Partners.  Legal expense was $8 in the second quarter of 2010.

•	Accounting and tax consulting expenses were $45 in the second quarter of 2011, compared to $37 in the second quarter of 2010.

•	Directors’ fees were $34 in the second quarter of 2011 and $32 in the second quarter of 2010.

•
Consulting expense was $93 in the second quarter of 2011 as compared to $13 in the second quarter of 2010, and related solely to the operations of Counsel RB.  The increase of $80 is due to the growth of Counsel RB’s operations.

•	Management fees and salary allocations charged by our controlling stockholder, Counsel, were $108 in the second quarter of 2011 and $90 in the second quarter of 2010.

•
Uncompleted asset liquidation deal expenses were $19 in the second quarter of 2011 as compared to $1 in the second quarter of 2010.  The increase is due to the growth of Counsel RB’s operations and the greater number of potential transactions.

•	Insurance expense, including directors and officers liability insurance expense was $24 in the second quarter of 2011 as compared to $22 in the second quarter of 2010.

•
Office rent was $43 in the second quarter of 2011 as compared to $22 in the second quarter of 2010, and related solely to the operations of Counsel RB.  The increase of $21 is due to the growth of Counsel RB’s operations.

•	Franchise tax was $8 in the second quarter of 2011 as compared to $6 in the second quarter of 2010.

•
Travel expense was $62 in the second quarter of 2011, as compared to $21 in the second quarter of 2010.  The majority of the travel related to Counsel RB’s operations, and the increase of $41 is due to the growth of those operations.

•	In the second quarter of 2011, the Company recorded a provision of $39 on accounts and notes receivable related to Counsel RB’s operations. There were no similar transactions during 2010.

Other income (expense) and earnings of other equity accounted investments – the significant items included:

•
Other income was $16 in the second quarter of 2011, as compared to other expense of $125 in the second quarter of 2010.  In 2011, $12 was the refund of a retainer, and the remainder was interest income.  In 2010 the expense primarily consisted of a $123 writedown of Counsel RB’s real estate inventory.

•	Third party interest expense was $52 in the second quarter of 2011, as compared to $97 in the second quarter of 2010. All of the expense related to the third party debt owed by Counsel RB.

•
Related party interest expense was $0 in the second quarter of 2011, as compared to $35 in the second quarter of 2010.  All of the 2010 expense related to the Company’s loan from its parent, Counsel, which was repaid in full during the third quarter of 2010.

•
In the second quarter of 2011, the Company recorded income of $33 from its other equity accounted investments, as compared to income of $73 in the second quarter of 2010.  In 2011 the amount consisted of $32 from Polaroid and $1 from Knight’s Bridge GP.  In 2010 the income consisted of $72 from Polaroid and $1 from Knight’s Bridge GP.

Six-Month Period Ended June 30, 2011 Compared to Six-Month Period Ended June 30, 2010

Asset liquidation revenues were $12,469 in 2011 compared to $2,721 in 2010, asset liquidation expense was $6,136 in 2011 compared to $1,836 in 2010, inventory maintenance expense was $1,553 in 2011 compared to a credit of $16 in 2010, and earnings of equity accounted asset liquidation investments were $1,717 in 2011 compared to $3,038 in 2010.  The net earnings of these four items were $6,497 in 2011 compared to $3,939 in 2010.  Because Counsel RB conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant from period to period, the operations must be considered as a whole rather than on a line-by-line basis.  The earnings in 2011 increased compared to those in 2010 primarily due to one large transaction that generated a gross profit of $3,528.  Additionally, as Counsel RB has become more established, its operations have expanded.

Patent licensing and maintenance expense was $70 during the six months ended June 30, 2011, compared to $7 during the same period in 2010.  The increase is primarily due to 2011 costs associated with the re-examination of U.S. Patent No. 6,243,373.

Selling, general and administrative expense, including expenses paid to related parties, was $2,246 during the six months ended June 30, 2011, compared to $1,236 during the same period in 2010.  The significant items included:

•
Compensation expense was $1,404 in the first half of 2011, compared to $694 in the first half of 2010.  The primary expense in both years was salary and benefits related to Counsel RB, which were $1,269 in 2011 and $590 in 2010.  The increase is due to the growth of Counsel RB’s operations over the past year.  With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $69.  Stock based compensation was $66 in the first half of 2011 as compared to $35 during the first half of 2010.  During the first half of 2011, 1,750,000 options were issued to officers and employees of the Company, and 400,000 options were issued to officers of Counsel.  There were no similar stock option grants during the first half of 2010.

•	Legal expense was a credit of $182 in the first half of 2011, due to negotiated reductions in fees that were billed during 2010. Legal expense was $19 in the first half of 2010.

•	Accounting and tax consulting expenses were $92 in the first half of 2011, compared to $70 in the first half of 2010.

•	Directors’ fees were $67 in the first half of 2011and $65 in the first half of 2010.

•
Consulting expense was $189 in the first half of 2011 as compared to $19 in the first half of 2010, and related solely to the operations of Counsel RB.  The increase of $170 is due to the growth of Counsel RB’s operations.

•	Management fees and salary allocations charged by our controlling stockholder, Counsel, were $215 in the first half of 2011 and $180 in the first half of 2010.

•
Uncompleted asset liquidation deal expenses were $45 in the first half of 2011 as compared to $5 in the first half of 2010.  The increase is due to the growth of Counsel RB’s operations and the greater number of potential transactions.

•	Insurance expense, including directors and officers liability insurance expense was $46 in the first half of 2011 as compared to $42 in the first half of 2010.

•
Office rent was $91 in the first half of 2011 as compared to $44 in the first half of 2010, and related solely to the operations of Counsel RB.  The increase of $47 is due to the growth of Counsel RB’s operations.

•	Franchise tax was $30 in the first half of 2011 as compared to $23 in the first half of 2010.

•
Travel expense was $109 in the first half of 2011, as compared to $28 in the first half of 2010.  The majority of the travel related to Counsel RB’s operations, and the increase of $81 is due to the growth of those operations.

•	In the second quarter of 2011, the Company recorded a provision of $39 on accounts and notes receivable related to Counsel RB’s operations. There were no similar transactions during 2010.

Other income (expense) and earnings of other equity accounted investments – the significant items included:

•
Other income was $16 in the first half of 2011, as compared to other expense of $125 in the first half of 2010.  In 2011, $12 was the refund of retainer, and the remainder was interest income.  In 2010 the expense primarily consisted of a $123 writedown of Counsel RB’s real estate inventory.

•	Third party interest expense was $136 in the first half of 2011, as compared to $198 in the first half of 2010. All of the expense related to the third party debt owed by Counsel RB.

•
Related party interest expense was $0 in the first half of 2011, as compared to $64 in the first half of 2010.  All of the 2010 expense related to the Company’s loan from its parent, Counsel, which was repaid in full during the third quarter of 2010.

•
In the first half of 2011, the Company recorded income of $48 from its other equity accounted investments, as compared to income of $151 in the first half of 2010.  In 2011 the income consisted of $46 from Polaroid and $2 from Knight’s Bridge GP.  In 2010 the income consisted of $148 from Polaroid and $3 from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate.  Our revolving credit facility provides that the principal amount outstanding bears interest at the lender’s prime rate + 1.0%, or a minimum of 4.5%.  Assuming that the debt amount on the revolving credit facility at June 30, 2011 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $9 for that twelve-month period.  We do not believe that, in the near term, we are subject to material market risk on our debt.

We did not have any foreign currency hedges as of June 30, 2011.  The only derivative financial instrument outstanding as of June 30, 2011 is the put option issued in connection with the acquisition of Equity Partners, which we do not expect to be exercised before it expires in September 2011.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As detailed in Note 2 of the unaudited condensed consolidated financial statements included in Part I of this Quarterly Report, in connection with its acquisition of EP USA, LLC in June 2011, the Company issued 122,950 shares of its common stock and granted options to purchase 230,000 shares of the Company’s common stock at the exercise price of $1.83 per share to three individual owners of the target company.  Additionally, the Company issued a “put” option entitling an owner of the target company to sell to the Company 27,322 shares of the Company, and cancel a related option to purchase 20,000 shares, for a total of $150, which put option will mature in September 2011.  The Company issued the foregoing securities in the transaction not involving a public offering and exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and rules and regulations promulgated thereunder.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There are no discounts or brokerage fees associated with the issuance.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1
Asset Purchase Agreement among EP USA, LLC (as Company), Equity Partners, Inc. of Maryland, The Rexford Company, LLC and Cross Concepts, LLC (as Sellers) and Equity Partners CRB LLC (as Buyer), dated June 23, 2011.

10.2	Put Option Agreement between Counsel RB Capital Inc. and The Rexford Company, LLC, dated June 23, 2011.

10.3	Lock-Up Agreement among Counsel RB Capital Inc., Kenneth Mann and Equity Partners, Inc., dated June 23, 2011.

10.4	Promissory Note for $66,544.13 dated June 30, 2011 between Counsel RB Capital Inc. and Counsel Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Counsel RB Capital Inc.

Date: August 15, 2011	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)