Form 10-K/A
period 2010-12-31
Counsel RB Capital Inc.
filed 2011-08-31
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2011.  Counsel RB Capital Inc. (“the Company”) has filed this Amendment No. 1 to include the separate financial statements of two 50 percent-or-less-owned persons, Twinsburg Joint Venture and 9214-6463, L.P./9210-6463 S.E.C.  These statements were not available when the Annual Report on Form 10-K was filed.

Other information contained in the Annual Report on Form 10-K has not been amended.

TABLE OF CONTENTS

PAGE

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	4

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this Report:

1.	Financial Statements: (18)

Report of Independent Registered Chartered Accountants

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule: (18)

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended (2)

3.2(iii)	Articles of Amendment to the Amended and Restated Articles of Incorporation (11)

10.1*	1997 Recruitment Stock Option Plan. (3)

10.2*	2001 Stock Option and Appreciation Rights Plan. (4)

10.2.1*	2003 Stock Option and Appreciation Rights Plan. (5)

10.3*	2010 Non-Qualified Stock Option Plan (12)

10.4*	Counsel Management Agreement. (7)

10.5	Stipulation of Dismissal with Prejudice dated as of March 12, 2009. (8)

10.6	LLC Membership Interest Purchase Agreement among Greystone & Co. Holdings LLC and Counsel RB Capital LLC, dated as of May 28, 2009. (9)

10.7	Promissory Note between Counsel RB Capital LLC and Greystone & Co. Holdings LLC, dated as of May 28, 2009. (9)

10.8	Loan and Security Agreement between Israel Discount Bank of New York (as Agent) and Counsel RB Capital LLC, dated as of June 2, 2009. (9)

Exhibit Number	Title of Exhibit

10.9	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of May 5, 2009. (9)

10.10	Promissory Note for $2,590,989.63 dated May 5, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (9)

10.11	Promissory Note for $90,000.00 dated June 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (9)

10.12	Promissory Note for $128,712.86 dated June 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (9)

10.13	Promissory Note for $200,000.00 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (10)

10.14	Promissory Note for $90,000.00 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (10)

10.15	Promissory Note for $87,806.64 dated September 30, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (10)

10.16	Promissory Note for $320,000.00 dated December 31, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.17	Promissory Note for $90,000.00 dated December 31, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.18	Promissory Note for $129,950.17 dated December 31, 2009 between C2 Global Technologies Inc. and Counsel Corporation. (13)

10.19	Promissory Note for $620,540.88 dated March 31, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (14)

10.20	Promissory Note for $90,000.00 dated March 31, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (14)

10.21	Promissory Note for $207,036.21 dated March 31, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (14)

10.22	Promissory Note for $341,978.44 dated June 30, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (15)

10.23	Promissory Note for $90,000.00 dated June 30, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (15)

10.24	Promissory Note for $26,781.64 dated June 30, 2010 between C2 Global Technologies Inc. and Counsel Corporation. (15)

10.25	LLC Interest Purchase Agreement between C2 Global Technologies Inc. and Kind Chin Associates, LLC, dated as of December 10, 2010. (16)

10.26	LLC Interest Purchase Agreement between C2 Global Technologies Inc. and Forsons Equity, LLC, dated as of December 10, 2010. (16)

10.27*	Employment Agreement between C2 Global Technologies Inc. and Jonathan Reich, dated as of January 19, 2011. (12)

Exhibit Number	Title of Exhibit

10.28*	Employment Agreement between C2 Global Technologies Inc. and Adam Reich, dated as of January 19, 2011. (12)
10.29*	Form of Option Grant for Options Granted Under 2010 Non-Qualified Stock Option Plan. (18)

10.30	Share Purchase Agreement between Counsel RB Capital Inc. and Werklund Capital Corporation, dated as of March 15, 2011. (17)

14	C2 Global Technologies Inc. Code of Conduct. (6)

21	List of subsidiaries. (18)

31.1	Certification of the CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S. C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

*      Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, file number 0-17973.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.

(3)	Incorporated by reference to our Definitive Proxy Statement for the October 7, 1997 annual stockholder meeting.

(4)	Incorporated by reference to our Definitive Proxy Statement for the September 7, 2001 annual stockholder meeting.

(5)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005.

(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(11)	Incorporated by reference to our Definitive Schedule 14C Information Statement filed on December 23, 2010.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on January 24, 2011.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on December 14, 2010.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2011.

(18)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011.

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

Separate Financial Statements of 50 Percent-or-Less-Owned Persons
8600 North 87th Street, LLC (18)
Twinsburg Joint Venture (filed herewith)
9214-6463, L.P./9210-6463 S.E.C. (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COUNSEL RB CAPITAL INC.
(Registrant)

Dated: August 31, 2011	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board and President
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board of Directors and President	August 31, 2011
Allan C. Silber	Principal Executive Officer

/s/Jonathan S. Reich	Co-Chief Executive Officer	August 31, 2011
Jonathan S. Reich

/s/Adam M. Reich	Co-Chief Executive Officer	August 31, 2011
Adam M. Reich

/s/Stephen A. Weintraub	Executive Vice President, Chief Financial Officer and Corporate Secretary	August 31, 2011
Stephen A. Weintraub	Principal Financial Officer

/s/ Hal B. Heaton	Director	August 31, 2011
Hal B. Heaton

/s/ J. Brendan Ryan	Director	August 31, 2011
J. Brendan Ryan

/s/ Samuel L. Shimer	Director	August 31, 2011
Samuel L. Shimer

/s/ Henry Y. L. Toh	Director	August 31, 2011
Henry Y.L. Toh

/s/ David L. Turock	Director	August 31, 2011
David L. Turock

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Page
Separate Financial Statements of 50 Percent-or-Less-Owned Persons	S-1

F-1

Twinsburg Joint Venture
December 31, 2010

Index

Report of Independent Registered Public Accounting Firm	S–2

Balance Sheet	S–3

Statement of Operations	S–4

Statement of Cash Flows	S–5

Statement of Partners’ Equity	S–6

Notes to the Financial Statements	S–7

Report of Independent Registered Public Accounting Firm

To Counsel RB Capital Inc.
a Partner of Twinsburg Joint Venture

We have audited the accompanying balance sheet of Twinsburg Joint Venture as of December 31, 2010 and the related statements of operations, cash flows and partners’ equity for the period from March 18, 2010 (Date of Inception) to December 31, 2010. These financial statements are the responsibility of management of Counsel RB Capital Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Joint Venture is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twinsburg Joint Venture as of December 31, 2010, and the results of its operations, cash flows and partners’ equity for the period from March 18, 2010 (Date of Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 11, 2011

Twinsburg Joint Venture
Balance Sheet

December 31, 2010 $

ASSETS

Current Assets
Due from joint venture partner (Note 3)	951,937
Accounts receivable	2,816,174
Inventory	2,246,045

Total Assets	6,014,156

LIABILITIES AND PARTNERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	2,746,972

Total Liabilities	2,746,972

Commitments and Contingencies (Notes 1 and 6)
Subsequent Events (Note 7)

Partners’ Equity	3,267,184

Total Liabilities and Partners’ Equity	6,014,156

(The accompanying notes are an integral part of these financial statements)

Twinsburg Joint Venture
Statement of Operations

For the Period
From March 18, 2010 (Date of
Inception) to
December 31,
2010
$

Revenue (Note 5)	53,634,042

Operating Costs and Expenses
Costs of sales	37,352,872
General and administrative	219,752
Selling and distribution	4,093,349

Total Operating Costs and Expenses	41,665,973

Net Income and Comprehensive Income	11,968,069

(The accompanying notes are an integral part of these financial statements)

Twinsburg Joint Venture
Statement of Cash Flows

For the Period
From March 18, 2010 (Date of
Inception) to
December 31,
2010
$

Operating Activities

Net income for the period	11,968,069

Changes in operating assets and liabilities:
Due from joint venture partner	(951,937)
Accounts receivable	(2,816,174)
Inventory	(2,246,045)
Accounts payable and accrued liabilities	2,746,972

Net Cash Provided by Operating Activities	8,700,885

Financing Activities

Partners’ capital contributions	39,598,917
Partners’ capital distributions	(48,299,802)

Net Cash Used in Financing Activities	(8,700,885)

Increase (decrease) in Cash	-

Cash - Beginning of Period	-

Cash - End of Period	-

(The accompanying notes are an integral part of these financial statements)

Twinsburg Joint Venture
Statement of Partners’ Equity
From March 18, 2010 (Date of Inception) to December 31, 2010

For the Period
From March 18, 2010 (Date of
Inception) to
December 31,
2010
$

Balance, March 18, 2010 (date of inception)	–
Partners’ contributions	39,598,917
Net income for the period	11,968,069
Partners’ distributions	(48,299,802)

Balance, December 31, 2010	3,267,184

(The accompanying notes are an integral part of these financial statements)

Note 1 – Description of Business

Twinsburg Joint Venture (the “Joint Venture”) was established on March 18, 2010 under the laws of the United States of America to purchase, market and sell all of the personal property, including machinery, equipment and other assets, located at the Chrysler Twinsburg Stamping Plant in Twinsburg, Ohio.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation
The financial statements of the Joint Venture were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and are expressed in United States dollars.

Use of estimates
The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances.  Significant estimates relate to allowance for doubtful accounts, inventory reserves, revenues, accrued expenses, warranty provisions and loss contingencies. Actual results could differ from those estimates. These estimates have the potential to significantly impact the Joint Venture’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Cash and cash equivalents
The Joint Venture considers, when applicable, all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010, the Joint Venture did not hold any cash equivalents.

Accounts receivable and credit risk
The Joint Venture’s accounts receivable are composed of accounts receivable acquired pursuant to an asset disposition.  They are recorded at their fair value at the disposition date. When appropriate, an estimated allowance for doubtful accounts is maintained to reduce the Joint Venture’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. As December 31, 2010, the Joint Venture’s allowance for doubtful accounts was $nil. At December 31, 2010, included in accounts receivable is a total of $2,625,000 due from two customers of the Joint Venture. At December 31, 2010, included in due from joint venture partner is $951,937 due from a partner to the Joint Venture. The Joint Venture believes there are no other significant concentrations of credit risk.

Inventory
The Joint Venture’s inventory consists of machinery, equipment and other assets acquired for resale.  They are recorded at the lower of cost and net realizable value.  Inventory is normally expected to be sold within a one-year operating cycle.

Warranty
Inventory sold to a significant customer carries a warranty from hidden defects or claims. The Company’s liability is limited to the repair or replacement of the defective items up to a maximum of $2,000,000. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues.  At December 31, 2010, the Company had accrued $nil of warranty expenses. As at December 31, 2010, the significant customer has withheld $1,500,000 to be applied against potential hidden defects or claims (see Note 6). This amount has been included in accounts receivable at December 31, 2010.

Note 2 – Summary of Significant Accounting Policies (continued)

Fair value of financial instruments
The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2010, the carrying values of amounts due from a joint venture partner and accounts receivable approximate fair value due to their nature. There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. The fair value hierarchy does not apply to the financial instruments noted above. There were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of December 31, 2010.

Revenue recognition
Asset liquidation revenue consists of proceeds from the sale of machinery, equipment and other assets acquired for resale through auctions and negotiated sales. Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, legal title has transferred to the customer and collectability is reasonably assured.

Advertising
Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $36,886 for the period from March 18, 2010 (date of inception) to December 31, 2010.

Federal income taxes
The Joint Venture is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of income in their income tax returns.

Other comprehensive income
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2010, the Joint Venture has no items that represent other comprehensive income and, therefore, has not included a schedule of other comprehensive income in the financial statements.

Recent and future accounting pronouncements
The FASB, the EITF and the SEC have issued accounting pronouncements and regulations during 2010 that will become effective in subsequent periods. The Joint Venture’s management does not believe that these pronouncements will have a significant impact on the Joint Venture’s financial statements at the time they become effective.

Note 3 – Due from Joint Venture Partner

In the normal course of the Joint Venture’s operations, a partner of the Joint Venture collects partner contributions and proceeds from certain sales of inventory and makes partner distributions and settles expenses incurred by and on behalf of the Joint Venture. At December 31, 2010, the balance due from this partner to the Joint Venture from these activities was $951,937.

Note 4 – Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows:

December 31, 2010 $

Trade accounts payable	730,627
Accrued costs for security and utilities to maintain inventory	2,016,345

2,746,972

Under a contract with a significant customer, the Company is obligated to incur inconsequential and perfunctory costs for security and utilities to maintain inventory held by the Joint Venture on behalf of the significant customer. At December 31, 2010, $2,016,345 in estimated future security and utilities costs expected to be incurred in relation to this contract were recorded as accrued liabilities.

Note 5 – Major Customers

During the period from March 18, 2010 (date of inception) to December 31, 2010, the Company earned 86% of its revenues from two major customers. Due to the nature of the Joint Venture and its limited purpose, the Joint Venture does not consider itself to be economically dependent on these customers as transactions with these parties can be replaced by transactions with other parties on similar terms and conditions. The following table summarizes revenues by major customer:

Period from March 18, 2010 (Date of Inception) to December 31, 2010 $

Customer 1	34,160,000
Customer 2	11,000,000

Total	45,160,000

Note 6 – Commitments and Contingencies

In the normal course of its business, the Joint Venture may be subject to contingent liabilities with respect to inventory sold.  At December 31, 2010, the Joint Venture is contingently liable for up to $2,000,000 with respect to possible claims arising from a sale of inventory. The purchaser has withheld $1,500,000 of the purchase price as security for any such claims. At December 31, 2010 the Joint Venture does not expect any of these potential liabilities, individually or in the aggregate, to have a material adverse effect on its assets or operations.

Note 7 – Subsequent Events

The Joint Venture has evaluated its operations during the period subsequent to December 31, 2010 up to May 11, 2011, the date these financial statements were available to be issued. There have been no material subsequent events requiring disclosure in these financial statements.

9214 6463 LIMITED
PARTNERSHIP
Financial Statements
January 31, 2011

9214-6463 Limited Partnership
CONTENTS
FOR THE FOLLOWING PERIODS JANUARY 31, 2011

Page

Management's Responsibility

Independent Auditors' Report

Financial Statements

Balance Sheet	S-14

Statement of Operations	S-15

Statement of Partners' Capital	S-16

Statement of Cash Flows	S-17

Notes to the Financial Statements	S-18

Management's Responsibility

To the Partners of 9214-6463 Limited Partnership:

Management is responsible for the preparation and presentation of the accompanying  financial statements, including responsibility for significant accounting judgments and estimates in accordance with Canadian generally accepted accounting principles. This responsibility includes selecting appropriate accounting principles and methods, and making decisions affecting the measurement of transactions in which objective judgment is required.

In discharging its responsibilities for the integrity and fairness of the  financial statements, management designs and maintains the necessary accounting systems and related internal controls to provide reasonable assurance that transactions are authorized, assets are safeguarded and financial records are properly maintained to provide reliable information for the preparation of financial statements.

The Board of Directors is composed primarily of Directors who are neither management nor employees of the Partnership. The Board is responsible for overseeing management in the performance of its financial reporting responsibilities. The Board fulfils these responsibilities by reviewing the financial information prepared by management and discussing relevant matters with management  and external auditors  to discuss the internal controls over the financial reporting process, auditing matters and financial reporting issues.  The Board is also responsible for recommending the appointment of the Partnership's external auditors.

MNP sencrl, srl, an independent firm of Chartered Accountants, is appointed by the partners to audit the  financial statements and report directly to them; their report follows. The external auditors have full and free access to, and meet periodically and separately with, both the Board and management to discuss their audit findings.

August 23, 2011

Managing Partner

Independent Auditors' Report

To the Partners of 9214-6463 Limited Partnership:

We have audited the accompanying financial statements of the Partnership (the "Partnership"), which comprise the balance sheet as at January 31, 2011, and the statements of operations, partners' capital and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory information.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with Canadian generally accepted accounting principles, and for such internal control as management determines is necessary to enable the preparation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership  as at January 31, 2011 and the results of its operations and cash flows for the period then ended in accordance with Canadian generally accepted accounting principles.

Other Matters

The financial statements of the Partnership as at and for the period ended January 31, 2010 were compiled and issued with our Notice to Reader report dated March 18, 2011.

Montréal, Québec
August 23, 2011	Chartered Accountants
1 CA auditor permit No. 10564

COMPTABILITÉ › CONSULTATION › FISCALITÉ ACCOUNTING › CONSULTING › TAX 1155, BOUL. RENÉ-LÉVESQUE O., BUREAU 2010, MONTRÉAL QC H3B 2J8 TÉL: 514.861.9724 TÉLÉC: 514.861.9446 mnp.ca

9214-6463 Limited Partnership
BALANCE SHEET
AS AT JANUARY 31, 2011

	January 31, 2011	January 31 2010 (Unaudited

Asset
Cash	111,612	381,222
Goods and services tax recoverable	22,748	1,413,354
Deposits	-	82,370
Assets held for sale	-	10,500,000

	134,360	12,376,946

Liabilities
Accounts payable and accrued liabilities	80,057	148,373

Contingencies (Note 3)

Partners' Capital	54,303	12,228,573

	134,360	12,376,946

Approved on behalf of the Board:

Director
Partner	Partner

9214-6463 Limited Partnership
STATEMENT OF OPERATIONS
FOR THE FOLLOWING PERIODS

	12 Months Ended January 31, 2011	6 Months Ended January 31 2010 (Unaudited)

Revenue from auction	25,699,640	30,000

Expenses
Equipment purchased for auction	10,704,600	-
Advertising and promotion	193,621	11,547
Commissions	2,900,205	100,000
Office	490,922	115,882
Professional fees	242,472	29,635
Salaries, wages and benefits	203,607	97,366
Utilities	609,731	196,318

	15,345,158	550,748

Net income (loss)	10,354,482	(520,748)

9214-6463 Limited Partnership
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDED
FOR THE FOLLOWING PERIODS

	12 Months Ended January 31, 2011	6 Months Ended January 31 2010 (Unaudited)

Balance, beginning of period
	12,228,573	-
Contributions	248,561	12,749,321
Withdrawals	(22,777,313)	-
Net income (loss)	10,354,482	(520,748)

Balance, end of period	54,303	12,228,573

9214-6463 Limited Partnership
STATEMENT OF CASH FLOWS
FOR THE FOLLOWING PERIODS

	12 Months Ended January 31, 2011	6 Months Ended January 31 2010 (Unaudited)

Cash provided by (used for) the following activities:
Operating activities
Net income (loss)	10,354,482	(520,748)
Changes in working capital accounts
Goods and services tax	1,390,606	(1,413,354)
Deposits	82,370	(82,370)
Accounts payable and accrued liabilities	(68,316)	148,373
Assets held for sale	10,500,000	(10,500,000)

	22,259,142	(12,368,099)

Financing
Contributions by partners	248,561	12,749,321
Withdrawals by partners	(22,777,313)	-

	(22,528,752)	12,749,321

Increase (decrease) in cash	(269,610)	381,222

Cash, beginning of year	381,222	-

Cash, end of year	111,612	381,222

9214-6463 Limited Partnership
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2011

1.	Incorporation and operations

9214-6463 Limited Partnership (the "Partnership"), was formed under the laws of the province of Quebec on July 10, 2009 for the purpose of  purchasing a specific set of assets out of a bankruptcy and to resell them at auction.  The revenue from auction was derived almost entirely from one customer and was collected prior to January 31, 2011.

2.	Significant accounting policies

The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP").  Note 5 describes the differences between Canadian GAAP and accounting principles generally accepted in the United States of America ("US GAAP") affecting the financial statements.  A summary of significant accounting policies are set out below.

Basis of presentation

These financial statements reflect only the assets, liabilities, revenues and expenses of the Partnership and therefore do not include the assets, liabilities, revenues or expenses of the Partners or the liability of the Partners for income taxes on earnings of the Partnership.

Use of estimates

The preparation of financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in income in the period in which they become known.

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated into their Canadian dollar equivalents at exchange rates prevailing at the transaction dates.  Carrying values of monetary assets and liabilities reflect the exchange rates at the balance sheet date.  Gains and losses on translation or settlement are included in the determination of net income for the current period. At year end, the partnership had no financial assets or liabilities denominated in a foreign currency.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured.

Cash and cash equivalents

Cash and cash equivalents include balances with banks and short-term investments with maturities of three months or less.

3.	Contingencies

The Partnership, each of the limited partners and others have been named as defendants in a legal action claiming $16,490,000 plus interest and juridical costs from each of the defendants. The action alleges that the defendants breached contractual obligations and acted in bad faith in connection with the acquisition and sale of assets, as described in Note 1 above. It is management’s opinion that the action is without merit and, as such, no amount has been provided for in the accompanying financial statements.

9214-6463 Limited Partnership
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2011

4.	Comparative figures

Certain comparative figures have been reclassified to conform with current year presentation.

5.	Financial instruments
Fair value of financial instruments
The fair value of cash, goods and services tax recoverable and accounts payable and accrued liabilities is approximately equal to their carrying value given their short-term maturity date.

6.	US GAAP reconciliation

a)	In 2011 and 2010, there were no significant differences reported in the financial statements between Canadian GAAP and US GAAP.

b)	Future accounting pronouncements

The FASB, the Emerging Issues Task Force and the Securities Exchange Commission have issued certain accounting pronouncements and regulations during 2010 that will become effective in subsequent months. The Partnership's management does not believe that these pronouncements and regulations will have a significant impact on the Partnership's financial statements at the time they become effective.