Form 10-Q
period 2011-09-30
Counsel RB Capital Inc.
filed 2011-11-14
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 0-17973

Counsel RB Capital Inc.
(Exact name of registrant as specified in its charter)

FLORIDA	59-2291344
State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 10, 2011, there were 27,109,305 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.
COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	As of September 30, 2011	As of December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$7,917	$2,608
Amounts receivable (net of allowance for doubtful accounts of $186; 2010 - $168)	1,209	203
Receivable from a related party	—	392
Deposits	509	771
Inventory – equipment	2,248	2,594
Deferred income tax	2,488	2,228
Other current assets	203	63
Total current assets	14,574	8,859
Other assets:
Inventory – real estate	1,773	1,573
Asset liquidation investments	461	3,548
Investments	2,758	2,706
Property, plant and equipment	19	—
Goodwill	505	—
Total assets	$20,090	$16,686

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$688	$2,555
Income taxes payable	252	198
Debt payable to third parties	2,362	4,485
Debt payable to a related party	92	—
Total liabilities	3,394	7,238

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at September 30, 2011 and December 31, 2010, liquidation preference of $592 at September 30, 2011 and December 31, 2010	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 27,109,305 shares at September 30, 2011 and 25,960,080 shares at December 31, 2010	271	259
Additional paid-in capital	278,288	275,641
Accumulated deficit	(261,869)	(266,458)
Total equity	16,696	9,448
Total liabilities and equity	$20,090	$16,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of US dollars, except per share amounts)	2011	2010	2011	2010

Revenue:
Asset liquidation
Asset sale proceeds	$1,190	$195	$13,415	$2,695
Commissions and other	959	145	1,203	366
Total asset liquidation revenue	2,149	340	14,618	3,061

Operating costs and expenses:
Asset liquidation	900	243	7,036	2,079
Inventory maintenance	(6)	(16)	1,547	(32)
Patent licensing and maintenance	5	12	75	19
Selling, general and administrative	1,069	548	3,017	1,559
Expenses paid to related parties	143	113	441	338
Total operating costs and expenses	2,111	900	12,116	3,963
	38	(560)	2,502	(902)
Earnings of equity accounted asset liquidation investments	478	1,370	2,195	4,408
Operating income	516	810	4,697	3,506
Other income (expenses):
Other income	8	153	24	28
Interest expense – third party	(45)	(48)	(181)	(246)
Interest expense – related party	—	—	—	(64)
Total other income (expenses)	(37)	105	(157)	(282)
Income from continuing operations before the undernoted	479	915	4,540	3,224
Income tax expense (recovery)	(416)	(110)	(36)	271
Earnings (loss) of other equity accounted investments (net of $0 tax)	(35)	(93)	13	58
Net income and comprehensive income	860	932	4,589	3,011
Net income and comprehensive income attributable to non-controlling interest	—	(283)	—	(990)
Net income and comprehensive income attributable to controlling interest	$860	$649	$4,589	$2,021

Weighted average common shares outstanding (in thousands)	27,088	22,718	26,739	22,718
Weighted average preferred shares outstanding (in thousands)	1	1	1	1

Earnings per share – basic:
Common shares	$0.03	$0.03	$0.17	$0.09
Preferred shares	$1.27	$1.14	$6.86	$3.55

Earnings per share –diluted:
Common shares	$0.03	$0.03	$0.17	$0.09
Preferred shares	$1.26	$1.14	$6.79	$3.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended September 30, 2011

(in thousands of US dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2008	594	$6	22,745,536	$227	$274,761	$(270,023)	$—	$4,971
Capital contribution	—	—	—	—	—	—	237	237
Purchase and cancellation of preferred and common stock	(2)	—	(27,456)	—	(126)	—	—	(126)
Compensation cost related to stock options	—	—	—	—	71	—	—	71
Net loss	—	—	—	—	—	(1,264)	65	(1,199)
Balance at December 31, 2009	592	6	22,718,080	227	274,706	(271,287)	302	3,954
Issuance of common stock	—	—	3,242,000	32	—	—	(32)	—
Distribution to non-controlling interest	—	—	—	—	—	—	(766)	(766)
Transfer from non-controlling interest to controlling interest	—	—	—	—	889	—	(889)	—
Compensation cost related to stock options	—	—	—	—	46	—	—	46
Net income	—	—	—	—	—	4,829	1,385	6,214
Balance at December 31, 2010	592	6	25,960,080	259	275,641	(266,458)	—	9,448
Issuance of common stock	—	—	1,122,950	12	1,995	—	—	2,007
Issuance of options	—	—	—	—	460	—	—	460
Exercise of options	—	—	26,275	—	16	—	—	16
Compensation cost related to stock options	—	—	—	—	176	—	—	176
Net income	—	—	—	—	—	4,589	—	4,589
Balance at September 30, 2011	592	$6	27,109,305	$271	$278,288	$(261,869)	$—	$16,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands of US dollars)	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,589	$3,011
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest added to principal of third party debt	13	10
Amortization of financing costs on debt payable to third party	32	80
Stock-based compensation expense	176	43
Earnings of other equity accounted investments	(13)	(58)
Provision for doubtful accounts	40	—
Depreciation and amortization	1	—
Writedown of inventory	—	(123)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(554)	807
Decrease in note receivable	—	653
Increase in lease receivable	(181)	—
Decrease in deposits	262	300
Decrease in inventory	146	631
Decrease (increase) in asset liquidation investments	3,087	(335)
Increase in other assets	(190)	(253)
Decrease (increase) in deferred income tax assets	(260)	141
Decrease in accounts payable and accrued liabilities	(1,867)	(363)
Increase in income taxes payable	54	120
Net cash provided by operating activities	5,335	4,664

Cash flows from investing activities:
Investment in other equity accounted investments	(42)	(305)
Cash distributions from other equity accounted investments	3	292
Cash portion of business acquisition	(175)	—
Net cash used in investing activities	(214)	(13)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of share issuance costs	1,824	—
Proceeds from exercise of options to purchase common shares	16	—
Proceeds of debt payable to third parties	3,814	7,597
Repayment of debt payable to third parties	(5,950)	(9,659)
Proceeds of debt payable to a related party	1,282	1,551
Repayment of debt payable to a related party	(798)	(3,115)
Net cash provided by (used in) financing activities	188	(3,626)
Increase in cash and cash equivalents	5,309	1,025
Cash and cash equivalents at beginning of period	2,608	93
Cash and cash equivalents at end of period	$7,917	$1,118

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$184	$—
Issuance of options to purchase common stock in exchange for assets of acquired business	460	—

Supplemental cash flow information:
Taxes paid	202	21
Interest paid	117	79

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

 (in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of Counsel RB Capital Inc. together with its subsidiaries, including Counsel RB Capital LLC (“Counsel RB”), Equity Partners CRB LLC, C2 Communications Technologies Inc., and C2 Investments Inc.  These entities, collectively, are referred to as “CRBCI”, the “Company”, “we” or “our” in these condensed consolidated financial statements.  Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which CRBCI exercises control.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, these condensed consolidated financial statements reflect all adjustments that are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on March 31, 2011 and August 31, 2011, respectively.

Certain items in the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2010 have been reclassified to conform to current year presentation.  These changes had no effect on previously reported net income and comprehensive income, or stockholders’ equity.

The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2011.

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

The cost of the acquisition was satisfied by the payment of $175 in cash, the issuance of 122,950 CRBCI common shares valued at $1.50 per share and the granting of options to purchase 230,000 CRBCI common shares with a fair value of $1.9992 per option.  Additionally, one of the previous owners was issued a put option from CRBCI that expired without exercise in September 2011, and another entered into a lock-up agreement with respect to his shares and options that will expire in 2013.  The acquisition included other terms and conditions that are customary for agreements of this nature.

The following table summarizes the consideration paid for Equity Partners and the amounts of the assets acquired and liabilities assumed recognized:

At September 30, 2011
	$
Consideration
Cash		175
Equity instruments:
122,950 CRBCI common shares		184
230,000 options to purchase CRBCI common shares		460
Fair value of total consideration		819

Acquisition related costs (included in selling, general, and administrative expenses in CRBCI’s condensed consolidated statement of operations for the nine months ended September 30, 2011)		46

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable		312
Property, plant and equipment		2
Goodwill		505
Total identifiable net assets		819

The fair value of the 122,950 CRBCI common shares issued as part of the consideration was determined using the closing price of the shares on June 22, 2011.  The fair value of the 230,000 options to purchase CRBCI common shares was determined using the Black-Scholes Option Pricing Model.  Inputs to the model included an expected volatility of 323%, a risk-free interest rate of 2.10%, an expected life of 4.75 years, and an expected dividend yield of zero.

The fair value of the accounts receivable is the value as reported in the above table, and includes an allowance of $0.

The fair value of the goodwill, as reported above, is provisional pending final determination of the valuation of the assets.

The only transactions recognized separately from the acquisition were approximately $46 of professional fees incurred by the Company, which have been expensed in the nine months ended September 30, 2011.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no changes to these policies in the first nine months of 2011.

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

In April 2011, the FASB issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring, and was issued due to the FASB’s belief that the complexity of the evaluation, together with the increased volume of loan modifications, required additional clarification.  ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011.  It must be applied retrospectively to modifications occurring at or right after the beginning of the annual period of adoption.  The adoption of ASU 2011-02 by the Company had no effect on its financial statements.

Future Accounting Pronouncements

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

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 amends the goodwill impairment testing guidance in Accounting Standards Codification (“ASC”) 350-20, by providing the option to perform a qualitative assessment before calculating the fair value of the reporting unit (i.e.:  before performing Step 1 of the goodwill impairment test).  If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the existing two-step impairment test would be required.  If it is determined that the fair value more likely than not exceeds the carrying value, further testing would not be required.  ASU 2011-08 does not change the calculation of goodwill or its assignment to reporting units.  It also does not change the requirement to test goodwill annually for impairment, or to test for impairment between annual tests if warranted by events or circumstances.  However, it does revise the examples of events and circumstances that should be considered.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company did not early adopt ASU 2011-08 in the third quarter of 2011, and is evaluating the impact of its adoption.

Note 4 – Amounts Receivable

The Company’s amounts receivable are primarily related to the operations of Counsel RB and its subsidiary, Equity Partners.  They are composed of both amounts receivable assumed by Counsel RB as a component of an asset acquisition, and amounts receivable resulting from asset sales or from services provided by Counsel RB personnel.  The initial value of an amount receivable corresponds to the fair value of the underlying goods or services.  To date all receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability.  At each financial statement date the collectability of each outstanding amount receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable.  Collectability is determined on the basis of payment history.

To date the Company has recorded only one interest-bearing note receivable, in the amount of $225.  This note was acquired when Counsel RB commenced operations in the second quarter of 2009.  It is in default and on non-accrual status.  An allowance of $146 was recorded in the fourth quarter of 2010, and a further allowance of $40 was recorded in the second quarter of 2011.  Therefore the Company’s recorded investment in financing receivables on non-accrual status is $39 at September 30, 2011.  At this time, the Company does not expect to collect interest on this note and therefore does not anticipate that it will resume accruing interest receivable.

In the first quarter of 2011, the Company acquired a lease receivable in the amount of $248, which is being reduced by monthly payments of $12 that began in April.  The lease receivable began accruing interest on April 1, 2011.

At September 30, 2011 the Company has no investment in non-interest bearing financing receivables that are past due.  The Company’s single past due receivable, which had a balance of $5 at March 31, 2011, was paid in full during the second quarter.

Counsel RB’s amounts receivable consist of three major categories:  receivables from Joint Venture partners, receivables from asset sales, and fees and retainers relating to the business of Equity Partners.

To date, the Company has not experienced any significant collectability issues with respect to either the receivables from Joint Venture partners or the receivables from asset sales.  Given this experience, together with the ongoing business relationships between the Company and its partners, the Company has not yet been required to develop a policy for formal credit quality assessment  The Equity Partners business has similarly not required formal credit quality assessments.  As the Company’s asset liquidation business continues to develop, more comprehensive credit assessments may be required.

During the first nine months of 2011, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses.  During the same period, there were no purchases, sales or reclassifications of financing receivables.  There were no troubled debt restructurings during the first nine months of 2011.

Amounts receivable consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Accounts receivable (net of allowance for doubtful accounts of $0; 2010 - $22)	$989	$124
Notes receivable (net of allowance for doubtful accounts of $186; 2010 - $146)	39	79
Lease receivable	181	—
	$1,209	$203

Note 5 – Stock-based Compensation

At September 30, 2011 the Company had six stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements contained in the Company’s most recently filed Annual Report on Form 10-K.

The Company’s total compensation cost related to stock options is $110 and $176 for the three and nine months ended September 30, 2011, respectively, as compared to $8 and $43 for the three and nine months ended September 30, 2010.  The increase in 2011 is due to options granted to employees and officers of both the Company and its parent, Counsel Corporation (together with its subsidiaries, “Counsel”), as detailed below.  The fair value compensation costs of unvested stock options in the first nine months of 2011 and 2010 were determined using the Black-Scholes Option Pricing Model for grant dates between 2006 and 2011.  Historical inputs to the model included expected volatility between 79% and 323%, risk-free interest rates between 1.49% and 5.07%, expected lives of 4.75 or 6.25 years, and an expected dividend yield of zero.  The Company’s estimated forfeiture rate of its stock options is nil.

During the quarter ended September 30, 2011, 30,000 options that had been issued to directors of the Company in 2004 were exercised in exchange for total cash payments of $17.  The Company recognized a tax benefit of $44 associated with these exercises.  No options were exercised during the three and nine months ending September 30, 2010 and therefore no tax benefit from stock-based compensation was recognized.  The Company’s stock-based compensation had no effect on its cash flows during the three and nine months ended September 30, 2010.

During the first quarter of 2011, as detailed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC, the Company issued a total of 1,540,000 options to officers, employees and directors.  During the second quarter of 2011, as detailed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC, the Company issued a total of 880,000 options to the previous owners of Equity Partners, the President of the Company, and officers of Counsel.

On September 21, 2011, 100,000 options, having an exercise price of $2.40 and a fair value of $2.399, were granted to an employee of the Company.  These options are part of the 2003 Stock Options and Appreciation Rights Plan.  The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 320%, a risk-free interest rate of 1.49%, an expected term of 4.75 years, and an expected dividend yield of zero.

With the exception of the 40,000 options granted to the Company’s directors in the first quarter of 2011, no similar grants were made during the first nine months of 2010.

The following summarizes the changes in common stock options for the nine months ended September 30, 2011 and 2010, respectively:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	728,246	$0.89
Granted	2,520,000	$1.88
Exercised	(30,000)	$0.83
Expired	(37,048)	$3.87
Outstanding at September 30, 2011	3,181,198	$1.64

Options exercisable at September 30, 2011	831,198	$1.07

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	994,027	$6.02
Granted	40,000	$0.08
Expired	(305,781)	$17.47
Outstanding at September 30, 2010	728,246	$0.89

Options exercisable at September 30, 2010	630,746	$0.98

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

Options, warrants and convertible debt are included in the calculation of diluted earnings per share, since the instruments are assumed to be exercised or converted, except when their effect would be anti-dilutive.  For the three months ended September 30, 2011, the effect of including the Company’s potential common shares had no effect on basic EPS per common share, and reduced basic EPS per preferred share by $0.01.  For the nine months ended September 30, 2011, the effect of including the Company’s potential common shares had no effect on basic EPS per common share, and reduced basic EPS per preferred share by $0.07.  For the three and nine months ended September 30, 2010, the net effect of including the Company’s potential common shares did not change the EPS amount, and therefore diluted EPS equals basic EPS.

Potential common shares that were not included in the computation of earnings (loss) per share because they would have been anti-dilutive are as follows:

	September 30,
	2011	2010

Assumed exercise of options to purchase shares of common stock	66,350	648,246

Note 7 – Composition of Certain Financial Statement Items

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Regulatory and legal fees	$84	$612
Distributions payable to former non-controlling interest	—	766
Accounting, auditing and tax consulting	193	118
Due to Joint Venture partners	58	178
Asset liquidation expense	24	—
Customer deposits	47	313
Patent licensing and maintenance	48	118
Sales and other taxes	84	81
Remuneration and benefits	91	228
Other	59	141

Total accounts payable and accrued liabilities	$688	$2,555

Note 8 – Investments

The Company’s investments as at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$18	$18
Polaroid	2,740	2,688

Total investments	$2,758	$2,706

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

The Company accounts for its investment under the equity method.  For the year ended December 31, 2010, the Company recorded $17 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $17.  During the first nine months of 2011, the Company recorded $3 as its share of Knight’s Bridge GP’s earnings, and received $3 of cash distributions.  Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at September 30, 2011, the Company concluded that there has been no other than temporary impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

Polaroid

In the second quarter of 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court.  The investment was made as part of a joint venture investor group (the “JV Group”) that includes both related parties and non-related parties.  The JV Group formed two operating companies (collectively, “Polaroid”) to hold the acquired intellectual property (PLR IP Holdings, LLC) and inventory (PLR Acquisition, LLC).  The Company, the related parties and two of the unrelated parties formed KPL, LLC (“KPL” or the “LLC”) to pool their individual investments in Polaroid.  The pooled investments totaled approximately $19 million of the aggregate purchase price of approximately $55 million.  KPL is managed by a related party, Knight’s Bridge Capital Partners Management, L.P. (the “Management LP”), who acts as the General Partner of the LLC.  The Management LP is a wholly-owned subsidiary of the Company’s majority shareholder, Counsel.

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

•
CRBCI invested $2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment.  The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel.  The $2,091 was Counsel’s share of the LP’s investment and was funded by Counsel.  Subsequent to making the investment in the LP, Counsel sold, to CRBCI, the economic benefit of its indirect investment in Polaroid.  CRBCI is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment.  The economic interest entitles CRBCI to an 8% per annum preferred return.  Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest.  Following additional investments of $11 in 2009, $263 in 2010, and $31 in the first nine months of 2011, and cash distributions of $186 and $233 in 2009 and 2010, respectively, the Company’s cumulative cash investment totals $1,977.

The Company accounts for its investments in the LLC under the equity method.  For the years ended December 31, 2009 and 2010, the Company recorded $246 and $14, respectively, as its share of earnings.  During the first nine months of 2011, the Company recorded $10 as its share of the LLC’s earnings (2010 - $55).

At December 31, 2010, the Company used a discounted cash flow methodology to estimate that its investment in Polaroid had a fair value of approximately $3,348.  The Company has concluded, based on Polaroid’s operating results for the first nine months of 2011, and projections for future quarters, that there has been no material change to the estimated fair value.

Summarized financial information – Equity accounted asset liquidation investments

The table below details the results of operations, for the nine months ended September 30, 2011 and 2010, attributable to CRBCI from the Joint Ventures in which it was invested during those periods.

	2011	2010

Gross revenues	$3,474	$15,729

Gross profit	$2,098	$4,441

Income from continuing operations	$2,195	$4,408

Net income	$2,195	$4,408

Net income after non-controlling interest	$2,195	$3,306

Note 9 – Debt

	September 30, 2011	December 31, 2010

Revolving credit facility	$2,362	$4,485

Related party debt	92	—
	2,454	4,485
Less current portion	2,454	4,485
Long-term debt, less current portion	$—	$—

Revolving credit facility

Counsel RB has a revolving credit facility (the “Credit Facility”) with a U.S. bank under the terms and provisions of a certain Loan and Security Agreement, dated as of June 2, 2009 (the “Loan Agreement”) and most recently amended as of March 1, 2011, in order to finance the acquisition of eligible property and equipment for purposes of resale.  The Credit Facility bears interest at the greater of prime rate + 1.0% or 4.5%, and the maximum borrowing available under the Credit Facility is US $10,000, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance.  The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral.  Effective March 1, 2011, a monthly fee is payable with respect to unused borrowing (“Unused Line Fee”).  The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $10,000 and the average loan amount outstanding during the month.  The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel.  At September 30, 2011 and December 31, 2010 the Company was in compliance with all covenants of the Facility.

Debt payable to a related party

During the first nine months of 2011, Counsel made net advances of $484 to the Company under an existing demand loan facility (the “Counsel Loan”) that bears interest at 10%.  The primary reason for the advances was to fund the Company’s head office operations.  At December 31, 2010 the balance of the Counsel Loan, including accrued interest, was $0, as the Company had advanced net $392 to Counsel.  For further discussion of the related party debt and other transactions with Counsel, see Note 12.

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

Note 11 – Income Taxes

In the third quarter of 2011, the Company recognized a current income tax recovery of $17 and a deferred income tax recovery of $399, decreasing the aggregate current income tax expense and increasing the deferred income tax recovery for the nine months ended September 30, 2011 to $223 and $259, respectively.  The net deferred income tax recovery for the year is primarily due to a change in the estimate of the tax effect of available tax loss carryforwards expected to be utilized.  The $2,488 net deferred income tax asset balance at September 30, 2011 reflects the tax benefit of available tax losses considered “more likely than not” to be utilized during the remainder of 2011 and first nine months of 2012.  The Company recognized a current income tax expense of $131 and a deferred income tax expense of $140 in the nine months ended September 30, 2010.

As at September 30, 2011, the unrecognized tax benefit determined pursuant to the Topic 740 of the ASC, Income Taxes, is $12,059.  There has been no change in the third quarter of 2011 in the estimate of the balance of unrecognized tax benefits previously determined.

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

The Company incurred annual tax losses from 1991 through 2005.  All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year.  In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carryforwards against income for tax purposes in the later year.  The Company applied historic tax loss carryforwards to offset debt forgiveness in 2006 and income for tax purposes in 2008 and in 2010, respectively.  The 2008 through 2010 taxation years remain open for audit.

The Company’s estimated remaining federal tax loss carryforwards at September 30, 2011 are comprised of approximately $54,500 of unrestricted net operating tax losses, $28,500 of restricted net operating tax losses subject to an annual usage restriction of $2,500 per annum until 2008 and $1,700 per annum thereafter, and $400 of unrestricted capital losses.  The unrestricted capital loss will expire at the end of 2011.

The Company is subject to state income tax in multiple jurisdictions. While the Company had net operating loss carryforwards for state income tax purposes in certain states where it previously conducted business, its available state tax loss carryforwards may differ substantially by jurisdiction and, in general, are subject to the same or similar restrictions as to expiry and usage described above.  In addition, in certain states the Company’s state tax loss carryforwards that were attributable to certain legacy businesses sold in prior years ceased to be available to the Company following their sale.  Therefore, it is possible that the Company may not have tax loss carryforwards available to shield future income which is attributable to a particular state from being subject to tax in that particular state. Accordingly, the Company records a provision for state taxes payable based on its estimated annual taxable income for state tax purposes.

Note 12 – Related Party Transactions

Transactions with Counsel

At September 30, 2011 the Company had debt owing to Counsel in the amount of $92, as compared to an amount receivable from Counsel of $392 at December 31, 2010.  The loan was advanced pursuant to an existing demand loan facility (the “Counsel Loan”).  The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced.  The Counsel Loan has been amended several times, most recently during the second quarter of 2009 when it was converted into a demand loan.  The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

Counsel Management Services

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”).  Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel.  The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI.  The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions.  Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end.  In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event.  For the nine months ended September 30, 2011 and 2010, the amount charged to the Company pursuant to the Agreement was $270.  In addition, during the nine months ended September 30, 2011, $52 was charged to the Company for Counsel services relating to the operations of Counsel RB.  There was no similar charge in 2010.

Transactions with Other Related Parties

The Company leases office space in White Plains, NY and Los Angeles, CA as part of the operations of Counsel RB.  The premises in White Plains are owned by an entity that is controlled by a Co-CEO of Counsel RB and the Company.  During the first nine months of 2011 and 2010, the Company paid rent of $100 and $59, respectively, to the entity.  The premises in Los Angeles are owned partly by an entity that is controlled by the other Co-CEO of Counsel RB and the Company.  During the first nine months of 2011 and 2010, the Company paid rent of $19 and $9, respectively, to the entity.

Note 13 – Segment Reporting

Beginning in 2005, the Company operated in a single business segment, Patent Licensing.  With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation.  For the nine months ending September 30, 2011 and 2010, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting.

There are no material inter-segment revenues.  The Company’s business is conducted principally in the U.S.  The table below presents information about the Asset Liquidation segment of the Company as of and for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended
	September 30, 2011	September 30, 2010
	Asset Liquidation	Asset Liquidation
Revenues from external customers	$2,149	$340
Earnings of equity accounted asset liquidation investments	478	1,370
Other income	1	153
Interest expense	(45)	(48)
Segment income (pre-tax)	828	1,132
Investment in equity accounted asset liquidation investments	461	4,278
Segment assets	7,384	7,977

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
	Asset Liquidation	Asset Liquidation
Revenues from external customers	$14,618	$3,061
Earnings from equity accounted asset liquidation investments	2,195	4,408
Other income	15	28
Interest expense	(181)	(246)
Segment income (pre-tax)	5,282	3,988

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Total other income and earnings from equity accounted investments for reportable segments	$479	$1,523	$2,210	$4,436
Unallocated other income and earnings (losses) from equity investments from corporate accounts	(28)	(93)	22	58
	$451	$1,430	$2,232	$4,494

Total interest expense for reportable segments	$45	$48	$181	$246
Unallocated interest expense from related party debt	—	—	—	64
	$45	$48	$181	$310

Total depreciation and amortization for reportable segments	$1	$—	$1	$—
Other unallocated depreciation from corporate assets	—	—	—	—
	$1	$—	$1	$—

Total segment income (pre-tax)	$828	$1,132	$5,282	$3,988
Other income (expense)	(28)	(93)	22	58
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(356)	(217)	(751)	(764)
Income tax expense (recovery)	(416)	(110)	(36)	271
Net income from continuing operations	$860	$932	$4,589	$3,011

	As at	As at
	September 30, 2011	September 30, 2010

Segment assets	$7,384	$7,977
Intangible assets not allocated to segments	—	—
Other assets not allocated to segments(1)	12,706	2,845
	$20,090	$10,822

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 14 – Commitments and Contingencies

At September 30, 2011, CRBCI has no commitments other than its accounts payable and accrued liabilities, the Unused Line Fee on its third party debt, and the leases on its offices in New York, California and Maryland, which expire on December 31, 2015, September 30, 2013 and April 30, 2012, respectively.  The annual lease obligations are as shown below:

2011	$42
2012	$159
2013	$154
2014	$141
2015	$148

In the normal course of its business, CRBCI may be subject to contingent liabilities with respect to assets sold either directly or through Joint Ventures.  At September 30, 2011 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or operations.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 15 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2011 for disclosure.  There have been no material subsequent events requiring disclosure in this Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto for the nine months ended September 30, 2011, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”).

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no changes to these policies in the first nine months of 2011.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At September 30, 2011 the Company’s working capital was $11,180, as compared to working capital of $1,621 at December 31, 2010.  The primary contributors to the increase were a $5,309 increase in cash and cash equivalents , a $1,867 decrease in accounts payable and a $2,123 decrease in debt payable to third parties.  During the first nine months of 2011, the Company’s primary sources of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, were Counsel RB’s gross profit of $8,230, and net $1,824 received as proceeds from the private placement of 1.0 million common shares.  Cash disbursements, other than the $175 used to acquire Equity Partners, and those related to repayment of debt, were primarily related to operating expenses.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year.  If these assets were classified as current, the Company would report working capital of $13,414 at September 30, 2011 and working capital of $6,742 at December 31, 2010.

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

Ownership Structure and Capital Resources

•	At September 30, 2011 the Company had stockholders’ equity of $16,696, as compared to $9,448 at December 31, 2010.

•
The Company is 76.2% owned by Counsel.  At December 31, 2010 the Company was 79.5% owned by Counsel, the Co-CEOs of Counsel RB each owned 6.25% of the Company, and the remaining 8.0% was owned by public stockholders.  On March 15, 2011 the Company issued one million common shares through a private placement, representing 3.7% of the then-outstanding common shares.  On June 23, in connection with its acquisition of Equity Partners, the Company issued 122,950 common shares.  Counsel’s ownership thereby decreased to 76.2%, that of the Co-CEOs to 5.98% each, and that of the remaining public stockholders to 7.65%.  In the third quarter of 2011 the Company issued net 26,275 shares in connection with the exercise of stock options, which had a negligible impact on the above ownership percentages.

Cash Position and Cash Flows

Cash and cash equivalents at September 30, 2011 were $7,917 as compared to cash of $2,608 at December 31, 2010, an increase of $5,309.

Cash flows from operating activities   Cash provided by operating activities during the nine months ended September 30, 2011 was $5,335, as compared to $4,664 cash provided during the same period in 2010.  During the first nine months of 2011 the Company had income of $4,589 from continuing operations, as compared to income of $3,011 for the same period in 2010.  In both periods, the operations of Counsel RB were the primary source of cash receipts and disbursements.

The most significant changes in operating activities during the first nine months of 2011 as compared to the first nine months of 2010 were in accounts receivable, asset liquidation investments, accounts payable and deferred income tax assets.  Accounts receivable increased by $554 in 2011, as compared to decreasing by $807 in the same period of 2010.  Asset liquidation investments decreased by $3,087 in 2011, as compared to increasing by $335 in 2010.  Accounts payable decreased by $1,867 in 2011 as compared to decreasing by $363 in 2010.  Deferred income tax assets increased by $260 in 2011, as compared to decreasing by $141 in 2010.

Cash flows from investing activities   Cash used in investing activities during the nine months ended September 30, 2011 was $214, as compared to $13 cash used during the same period in 2010.  In 2011, the most significant transaction was the payment of $175 as part of the cost to acquire Equity Partners.  $42 was invested in Polaroid, and $3 of cash distributions were received from the Knight’s Bridge GP.  In 2010, $305 was invested in Polaroid, $289 of cash distributions were received from Polaroid, and $3 of cash distributions were received from the Knight’s Bridge GP.

Cash flows from financing activities   Cash provided by financing activities was $188 during the nine months ended September 30, 2011, as compared to $3,626 of cash used during the same period in 2010.  In 2011, the Company received a total of $1,840 cash, net of share issuance costs, from a private placement of 1,000,000 common shares and the exercise of 30,000 options.  During the same period, in connection with the operations of Counsel RB, the Company paid net $2,136 to its third party lender and received $484 net from its parent, Counsel.  In 2010, the Company paid net $2,062 to its third party lenders, and paid net $1,564 to Counsel.

Contractual Obligations

The following table summarizes the amounts of payments due, including interest accrued to September 30, 2011 and estimated interest to maturity, under specified contractual obligations outstanding at September 30, 2011.  Aside from the estimated taxes payable, as reported in the unaudited condensed consolidated statements, we have no liabilities associated with income taxes that require disclosure.

	Payment due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility	$2,437	$2,437	$—	$—	$—
Debt payable to a related party	92	92	—	—	—
Operating leases	644	162	299	183	—
Total	$3,173	$2,691	$299	$183	$—

Management’s Discussion of Results of Operations

Asset liquidation revenue is earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt.  It is also earned from more traditional asset disposition services, such as on-site and webcast auctions, liquidations and negotiated sales.  The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments.  The Company began operating in the asset liquidation segment in the second quarter of 2009 when Counsel RB, which was established in the first quarter of 2009, commenced operations.  As reported above, the Company acquired the business of Equity Partners on June 23, 2011.  $155 revenue and $253 net loss relating to Equity Partners operations was recorded during the period ending September 30, 2011.

Three-Month Period Ended September 30, 2011 Compared to Three-Month Period Ended September 30, 2010

Asset liquidation revenues were $2,149 in 2011 compared to $340 in 2010, asset liquidation expense was $900 in 2011 compared to $243 in 2010, inventory maintenance expense was a credit of $6 in 2011 compared to a credit of $16 in 2010, and earnings of equity accounted asset liquidation investments were $478 in 2011 compared to $1,370 in 2010.  The net earnings of these four items were $1,733 in 2011 compared to $1,483 in 2010.  Because Counsel RB conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant from period to period, the operations must be considered as a whole rather than on a line-by-line basis.  As Counsel RB has become more established, its operations have expanded.

Patent licensing and maintenance expense was $5 during the quarter ended September 30, 2011, compared to $12 during the same period in 2010.

Selling, general and administrative expense, including expenses paid to related parties, was $1,212 during the three months ended September 30, 2011, compared to $661 during the same period in 2010.  The significant items included:

•
Compensation expense was $699 in the third quarter of 2011, compared to $358 in the third quarter of 2010.  The primary expense in both years was salary and benefits related to Counsel RB, which were $555 in 2011 and $315 in 2010.  The increase is due to the growth of Counsel RB’s operations over the past year.  With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $34.  Stock based compensation was $110 in the third quarter of 2011 and $8 during the third quarter of 2010.  This expense increased due to option grants during 2011.  In the first and second quarters of 2011, 2,150,000 options were issued to officers and employees of the Company, and to two officers of Counsel.  In the third quarter of 2011, 100,000 options were issued to an employee.  There were no similar stock option grants during 2010.

•	Legal expense was $24 in the third quarter of 2011 as compared to $9 in the third quarter of 2010.

•	Accounting and tax consulting expenses were $44 in the third quarter of 2011 as compared to $48 in the third quarter of 2010.

•	Directors’ fees were $34 in the third quarter of 2011 and $36 in the third quarter of 2010.

•
Consulting expense was $92 in the third quarter of 2011 as compared to $12 in the third quarter of 2010, and related solely to the operations of Counsel RB.  The increase of $80 is due to the growth of Counsel RB’s operations.

•
Management fees and salary allocations charged by our controlling stockholder, Counsel, were $107 in the third quarter of 2011 and $90 in the third quarter of 2010.  The increase is due to an increase in allocated salaries in connection with the growth of Counsel RB’s operations.

•
Uncompleted asset liquidation deal expenses were $10 in the third quarter of 2011 as compared to $0 in the third quarter of 2010.  The increase is due to the growth of Counsel RB’s operations and the greater number of potential transactions.

•	Insurance expense, including directors and officers liability insurance, was $26 in the third quarter of both 2011 and 2010.

•
Office rent was $46 in the third quarter of 2011 as compared to $26 in the third quarter of 2010, and related solely to the operations of Counsel RB.  The increase of $20 is due to the growth of Counsel RB’s operations.

•	Franchise tax was $6 in the third quarter of 2011 as compared to $5 in the third quarter of 2010.

•
Travel and entertainment expense was $66 in the third quarter of 2011, as compared to $11 in the third quarter of 2010.  The majority of the travel related to Counsel RB’s operations, and the increase of $55 is due to the growth of those operations.

Other income (expense) and earnings of other equity accounted investments – the significant items included:

•
Other income was $8 in the third quarter of 2011, as compared to other income of $153 in the third quarter of 2010.  In 2011 it consisted of interest income.  In 2010 it consisted of a $153 settlement of legacy litigation involving a joint venture in which Counsel RB had invested.

•	Third party interest expense was $45 in the third quarter of 2011, as compared to $48 in the third quarter of 2010. All of the expense related to the third party debt owed by Counsel RB.

•
In the third quarter of 2011, the Company recorded a loss of $35 from its other equity accounted investments, as compared to a loss of $93 in the third quarter of 2010.  In 2011 the amount consisted of a $36 loss from Polaroid and $1 income from Knight’s Bridge GP.  In 2010 the amount consisted of a $94 loss from Polaroid and $1 of income from Knight’s Bridge GP.

Nine-Month Period Ended September 30, 2011 Compared to Nine-Month Period Ended September 30, 2010

Asset liquidation revenues were $14,618 in 2011 compared to $3,061 in 2010, asset liquidation expense was $7,036 in 2011 compared to $2,079 in 2010, inventory maintenance expense was $1,547 in 2011 compared to a credit of $32 in 2010, and earnings of equity accounted asset liquidation investments were $2,195 in 2011 compared to $4,408 in 2010.  The net earnings of these four items were $8,230 in 2011 compared to $5,422 in 2010.  Because Counsel RB conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant from period to period, the operations must be considered as a whole rather than on a line-by-line basis.  The earnings in 2011 increased compared to those in 2010 primarily due to one large transaction that generated a gross profit of $3,528.  Additionally, as Counsel RB has become more established, its operations have expanded.

Patent licensing and maintenance expense was $75 during the nine months ended September 30, 2011, compared to $19 during the same period in 2010.  The increase is primarily due to 2011 costs associated with the re-examination of U.S. Patent No. 6,243,373.

Selling, general and administrative expense, including expenses paid to related parties, was $3,458 during the nine months ended September 30, 2011, compared to $1,897 during the same period in 2010.  The significant items included:

•
Compensation expense was $2,103 in the first nine months of 2011, compared to $1,051 in the first nine months of 2010.  The primary expense in both years was salary and benefits related to Counsel RB, which were $1,824 in 2011 and $905 in 2010.  The increase is due to the growth of Counsel RB’s operations over the past year.  With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $103.  Stock based compensation was $176 in the first nine months of 2011 as compared to $43 during the first nine months of 2010.  In the first and second quarters of 2011, 2,150,000 options were issued to officers and employees of the Company, and to two officers of Counsel.  In the third quarter of 2011, 100,000 options were issued to an employee.  There were no similar stock option grants during the first nine months of 2010.

•	Legal expense was a credit of $158 in the first nine months of 2011, due to negotiated reductions in fees that were billed during 2010. Legal expense was $28 in the first nine months of 2010.

•	Accounting and tax consulting expenses were $135 in the first nine months of 2011 as compared to $117 in the first nine months of 2010.

•	Directors’ fees were $101 in the first nine months of 2011 and $100 in the first nine months of 2010.

•
Consulting expense was $281 in the first nine months of 2011 as compared to $31 in the first nine months of 2010, and related solely to the operations of Counsel RB.  The increase of $250 is due to the growth of Counsel RB’s operations.

•
Management fees and salary allocations charged by our controlling stockholder, Counsel, were $322 in the first nine months of 2011 and $270 in the first nine months of 2010.  The increase is due to an increase in allocated salaries in connection with the growth of Counsel RB’s operations.

•
Uncompleted asset liquidation deal expenses were $55 in the first nine months of 2011 as compared to $5 in the first nine months of 2010.  The increase is due to the growth of Counsel RB’s operations and the greater number of potential transactions.

•	Insurance expense, including directors and officers liability insurance, was $72 in the first nine months of 2011 as compared to $68 in the first nine months of 2010.

•
Office rent was $136 in the first nine months of 2011 as compared to $70 in the first nine months of 2010, and related solely to the operations of Counsel RB.  The increase of $66 is due to the growth of Counsel RB’s operations.

•	Franchise tax was $36 in the first nine months of 2011 as compared to $28 in the first nine months of 2010.

•
Travel and entertainment expense was $175 in the first nine months of 2011, as compared to $40 in the first nine months of 2010.  The majority of the travel related to Counsel RB’s operations, and the increase of $135 is due to the growth of those operations.

•	In the second quarter of 2011, the Company recorded a provision of $39 on accounts and notes receivable related to Counsel RB’s operations. There were no similar transactions during 2010.

Other income (expense) and earnings of other equity accounted investments – the significant items included:

•
Other income was $24 in the first nine months of 2011, as compared to other income of $28 in the first nine months of 2010.  In 2011, $12 was the refund of a retainer, and the remainder was interest income.  In 2010 the amount primarily consisted of income from a $153 settlement of legacy litigation involving a joint venture in which Counsel RB had invested, largely offset by a $123 writedown of Counsel RB’s real estate inventory.

•	Third party interest expense was $181 in the first nine months of 2011, as compared to $246 in the first nine months of 2010. All of the expense related to the third party debt owed by Counsel RB.

•
Related party interest expense was $0 in the first nine months of 2011, as compared to $64 in the first nine months of 2010.  All of the 2010 expense related to the Company’s loan from its parent, Counsel, which was repaid in full during the third quarter of 2010.

•
In the first nine months of 2011, the Company recorded income of $13 from its other equity accounted investments, as compared to income of $58 in the first nine months of 2010.  In 2011 the income consisted of $10 from Polaroid and $3 from Knight’s Bridge GP.  In 2010 the income consisted of $54 from Polaroid and $4 from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates.  Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income.  As to interest expense, we have one debt instrument that has a variable interest rate.  Our revolving credit facility provides that the principal amount outstanding bears interest at the lender’s prime rate + 1.0%, or a minimum of 4.5%.  Assuming that the debt amount on the revolving credit facility at September 30, 2011 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $24 for that twelve-month period.  We do not believe that, in the near term, we are subject to material market risk on our debt.

We did not have any foreign currency hedges as of September 30, 2011.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Counsel RB Capital Inc.

Date: November 14, 2011	By:	/s/ Allan C. Silber
Allan C. Silber Chairman of the Board and President (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub Chief Financial Officer and Corporate Secretary (Principal Financial Officer)