Form 10-K
period 2011-12-31
Counsel RB Capital Inc.
filed 2012-03-22
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $2.15 per share on June 30, 2011, as reported by the OTC - Bulletin Board, was approximately $6.608 million.

As of March 15, 2012, there were 28,135,228 shares of Common Stock, $0.01 par value, outstanding.

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

Telecommunications

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

Patent licensing

In 2002, the U.S. Patent and Trademark Office issued U.S. patent No. 6,438,124 (the “C2 Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP services market. It encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or voice engines, which provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and, as such, can lead to reduced toll charges. In May 2003, shortly after the issuance of the C2 Patent, we disposed of our domestic U.S. VoIP network. The sale included the physical assets required to operate our nationwide network using our patented VoIP technology, included a fully paid non-exclusive perpetual license to our proprietary software-based network convergence solution for voice and data, and removed essentially all operations that did not pertain to this convergence solution. As part of the sale, we retained all of our intellectual property rights and patents.

Also in 2003, we added to our VoIP patent holdings when we acquired U.S. Patent No. 6,243,373, “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure CRBCI’s obligations under the associated purchase agreement. The VoIP Patent, together with the C2 Patent and related international patents and patent applications, form our international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as it is used in the market today. Telecommunications companies that enable their customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing CRBCI’s patented technology. The comprehensive nature of the VoIP Patent is summarized in the patent’s abstract, which describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.” As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net earnings from our VoIP Patent Portfolio.

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

Until December 31, 2004, revenue related to our intellectual property was based on the sales and deployment of our VoIP solutions, which we ceased directly marketing in 2005. No revenue was due to the receipt of licensing fees and royalties. In the third quarter of 2005, the Company retained legal counsel with expertise in the enforcement of intellectual property rights, and in June 2006, C2 Communications Technologies Inc. (“C2 Technologies”), a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against seven major U.S. telecommunications carriers, which alleged that these companies’ VoIP services and systems infringed the VoIP Patent. The complaint sought an injunction, monetary damages, and costs. The litigation resulted in the Company entering into settlement and license agreements in 2008, for which CRBCI was paid $17,625 in aggregate, whereby CRBCI granted the defendants non-exclusive, perpetual, worldwide, fully paid up, royalty-free licenses under any of CRBCI’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

In August 2009, C2 Technologies filed a similar lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc. The complaint was filed in the United States District Court for the Eastern District of Oklahoma and also alleges that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373. The complaint seeks an injunction, monetary damages and costs. In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation and Telephone and Data Systems, Inc. was dismissed without prejudice. Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas. A trial date has not been set.

Asset liquidation

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

On June 23, 2011 Counsel RB, through its wholly-owned subsidiary Equity Partners CRB LLC, acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”), a boutique investment banking firm and provider of financial solutions for distressed businesses and properties. The purchase price consisted of $175 in cash, 122,950 CRBCI common shares valued at $1.50 per share, and options to purchase 230,000 CRBCI common shares with a Black-Scholes fair value of $1.9992 per option. Equity Partners was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. The acquisition is consistent with CRBCI’s strategy to expand and diversify the services provided by Counsel RB. The Company has worked with Equity Partners in the past, and the Company’s management foresees synergies and added value, since both businesses serve a variety of clients at different stages of the distressed business and surplus asset continuum. As part of the acquisition, CRBCI entered into employment and consulting agreements with the previous owners and employees of Equity Partners. This transaction is discussed in more detail in Note 2 of the audited consolidated financial statements.

On February 29, 2012 the Company acquired 100% of the outstanding equity of Heritage Global Partners (“HGP”), a full-service, global auction and asset advisory firm. The purchase price consisted of $3,000 in cash, $1,000 in notes payable, 1,000,000 CRBCI common shares, and options to purchase 625,000 CRBCI common shares at a price of $2.00 per share. This transaction is also discussed in Note 16 of the audited consolidated financial statements.

On March 16, 2011 the Company completed a private placement of 1 million shares of common stock at an issue price of $1.83 per share, and incurred related share issue costs of approximately $27. The shares were purchased by an institutional investor.

The Company’s operating segments are discussed in more detail in Note 15 of the audited consolidated financial statements.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet Telephone System	U.S. No. 6,243,373	Issued: June 5, 2001 Expires: November 1, 2015
(“VoIP Patent”)
		Australia No. 716096	Issued: June 1, 2000
Expires: October 29, 2016

		People’s Republic of China	Issued: December 14, 2005
		No. ZL96199457.6	Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005
Expires: October 29, 2016

		Hong Kong	Issued: August 11, 2006
		No. HK1018372	Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007 [1]

	Voice Internet Transmission System	U.S. No. 6,438,124	Issued: August 20, 2002
	(“C2 Patent”)		Expires: July 22, 2018

		People’s Republic of China	Issued: May 21, 2004
		No. ZL97192954.8	Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006
Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008
Expires: February 5, 2017

		South Korea No. 892950	Issued: April 3, 2009
Expires: February 5, 2017

		South Korea No. 923483	Issued: October 19, 2009
Expires: February 5, 2017

	Private IP Communication Network Architecture	U.S. No. 7,215,663	Issued: May 8, 2007 Expires: June 12, 2017

Conferencing	Delay Synchronization in	U.S. No. 5,754,534	Issued: May 19, 1998
	Compressed Audio Systems		Expires: May 6, 2016

	Volume Control Arrangement	U.S. No. 5,898,675	Issued: April 27, 1999
	for Compressed Information Signal Delays		Expires: April 29, 2016

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

Employees

As of December 31, 2011, CRBCI had sixteen employees. Eleven of them are employed directly by Counsel RB. Five employees are also employees of Counsel, and, except for the President, their salaries are paid by Counsel. Under the terms of a management services agreement (the “Agreement”), as described in Item 11 of this Report, the Counsel employees provide management and administrative services to CRBCI and the associated costs are allocated to CRBCI. The President has a separate employment arrangement with CRBCI, as discussed in Item 11.

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

Counsel RB’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures allow Counsel RB to have access to more opportunities, and to mitigate some of the competition from the market’s larger participants. Counsel RB’s objective is to be the leading resource for clients requiring capital asset solutions. To achieve this objective, it plans to strengthen its core competencies, create a full-service industrial auction division, develop an asset-based distressed debt facility and build out a valuation practice to provide equipment appraisals to companies and financial institutions. As part of this process, during 2011 Counsel RB hired several key employees with equipment and real estate expertise as well as experience in business development and client relations. Additionally, as noted above under “Overview, History and Recent Developments”, in June 2011 Counsel RB acquired 100% of the business of Equity Partners, a boutique investment banking firm and provider of financial solutions for distressed businesses and properties.

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

Our objective is to have telecommunications service providers (“TSPs”), equipment suppliers (“ESs”) and end users license our patents. In this regard, our competition is existing technology, outside the scope of our patents, that allows TSPs and ESs to deliver communication services to their customers.

VoIP has become a widespread and accepted telecommunications technology, with a variety of applications in the telecommunications and other industries. While we believe that there will be continued proliferation of this technology in the coming years and that this proliferation will occur within the context of our patents, there is no certainty that this will occur, and/or that it will occur in a manner that requires organizations to license our patents.

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

Our asset liquidation business depends on our ability to successfully obtain a continuous supply of distressed and surplus assets for profitable resale to third parties. In this regard, we compete with numerous other organizations, some of which are much larger and better-capitalized, with greater resources available for both asset acquisition and associated marketing to potential customers. Additionally, some competitors have a longer history of activity in the asset liquidation business, and may have advantages with respect to accessing both deals and capital.

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

Our operating results are subject to significant fluctuation.

Our revenue and operating results are subject to fluctuation from quarter to quarter and from year to year due to the nature of the asset liquidation business, which involves discrete deals of varying size that are very difficult to predict. The timing of revenue recognition related to significant transactions can materially affect quarterly operating results. Despite the accompanying variability of asset liquidation costs, quarterly fixed costs that are largely composed of salaries and benefits could exceed operating margins. There can therefore be no assurance the we can sustain profitability on a quarterly or annual basis.

We are subject to the risks associated with managing growth.

Since the establishment of our asset liquidation business in 2009, we have experienced significant growth, most recently through the acquisition of Equity Partners in the second quarter of 2011. This growth requires increased investment in personnel, systems and facilities. In the absence of continued revenue growth, the Company’s operating margins could decline from current levels. Additional acquisitions will be accompanied by such risks as exposure to unknown liabilities of acquired businesses, unexpected acquisition expenses, greater than anticipated investments in personnel, systems and facilities, the expense of integrating new and existing operations, diversion of senior management resources, and dilution to existing shareholders. Failure to anticipate and manage these risks could have a material adverse effect upon our business and results of operations.

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

We are dependent upon key personnel.

Our operations, particularly those of our asset liquidation business, are substantially dependent on the knowledge, skills and performance of our executive officers. The loss of any one of these officers could damage key relationships, and result in the loss of essential information and expertise. As our operations expand we will be required to hire additional employees, and may face competition for them. Therefore, either the loss of the services of our existing officers, or the inability to attract and retain appropriately skilled new employees, could have a material adverse effect upon our business and results of operations.

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

The Company’s investment in Polaroid, which was initially made during 2009, represents approximately 6% of its total assets at December 31, 2011. The investment is in a private company and therefore not easily liquidated. Although the Company’s analysis of this investment opportunity concluded that it will generate positive returns, there can be no assurance that the Company will either recover the entire value of its initial investment or earn a positive return to the extent predicted.

We are subject to litigation.

We are, from time to time, involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The significant litigation matters in which we are involved at this time are detailed in Item 3 of this Report.

We may fail to either adequately protect our proprietary technology and processes, or enforce our intellectual property rights.

The Company’s VoIP Patent Portfolio consists of United States Patents No. 6,243,373 and No. 6,438,124. The ultimate value of these patents has yet to be determined. If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize additional value from our patents, or prevent third parties from benefiting from those patents without benefit to the Company. Any currently pending or future patent applications may not result in issued patents. In addition, any issued patents may not have priority over any patent applications of others or may not contain claims sufficiently broad to protect us against third parties with similar technologies, products or processes. In addition, the Company’s existing patents have finite lives (although they may be extended by filing continuations and/or divisional applications), most of which expire over the next four to six years. There is no guarantee that they will be fully exploited or commercialized before expiry.

The telecommunications market is volatile.

The telecommunications industry has become very volatile as a result of overcapacity, which has led to price erosion and bankruptcies. These negative trends may become even more significant during the current economic downturn. Our potential licensees may experience increased customer attrition, may have difficulty generating and collecting revenue, or may even be forced into bankruptcy. Our potential revenue could therefore decrease significantly as the licensees become unable to meet their financial obligations.

Our principal stockholder, Counsel, has voting control of the Company and certain of our executive officers are employees of Counsel.

Counsel owns approximately 76% of our outstanding common stock. As a result, Counsel controls all matters requiring approval by the stockholders, including the election of the Board of Directors and significant corporate transactions. Our Board of Directors has six members, five of whom are not employees or otherwise affiliated with Counsel. The Board establishes corporate policies and has the sole authority to nominate and elect officers to carry out those policies. Our President, Chief Financial Officer, and Corporate Secretary are all employees of Counsel. Counsel’s control over CRBCI could delay or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share. The Board is authorized to determine the rights and preferences of any additional series or class of preferred stock. The Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that are senior to our shares of common stock or that could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of CRBCI.

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

Our common stock is currently traded in the OTC market and has a limited public trading market. Without an active trading market, there can be no assurance regarding the liquidity or resale value of the common stock. In addition, the market price of our common stock has been, and may continue to be, volatile. Such price fluctuations may be affected by general market price movements or by reasons unrelated to our operating performance or prospects such as, among other things, announcements concerning us or our competitors, technological innovations, government regulations, and litigation concerning proprietary rights or other matters.

We may not be able to utilize income tax loss carryforwards.

Restrictions in our ability to utilize income tax loss carry forwards have occurred in the past due to the application of certain changes in ownership tax rules in the United States. There is no certainty that the application of these rules may not recur. In addition, further restrictions of, reductions in, or expiry of net operating loss and net capital loss carry forwards may occur through future merger, acquisition and/or disposition transactions or through failure to continue a significant level of business activities. Any such additional limitations could require us to pay income taxes in the future and record an income tax expense to the extent of such liability. We could be liable for income taxes on an overall basis while having unutilized tax loss carry forwards since these losses may be applicable to one jurisdiction and/or particular line of business while earnings may be applicable to a different jurisdiction and/or line of business. Additionally, income tax loss carry forwards may expire before we have the ability to utilize such losses in a particular jurisdiction and there is no certainty that current income tax rates will remain in effect at the time when we have the opportunity to utilize reported tax loss carry forwards.

We have not declared any dividends on our common stock to date and have no expectation of doing so in the foreseeable future.

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2011, we do not have any preferred stock outstanding that has any preferential dividends.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

The Company, in connection with its asset liquidation business, leases office space in White Plains, NY, Los Angeles, CA, and Easton, MD. The White Plains space is approximately 3,500 square feet and its lease is in effect until December 31, 2015. The Los Angeles space is approximately 300 square feet and its lease is in effect until September 30, 2013. The Easton space is approximately 1,000 square feet and its lease is in effect until April 30, 2012.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock, $0.01 par value per share, are quoted in the OTC market (“OTCQB”) under the symbol “CRBN.OB”.

The following table sets forth the high and low prices for our common stock, as quoted on the OTCQB, for the calendar quarters from January 1, 2010 through December 31, 2011, based on inter-dealer quotations, without retail mark-up, mark-down or commissions. These prices may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2010	$0.16	$0.08
June 30, 2010	1.18	0.06
September 30, 2010	0.85	0.10
December 31, 2010	0.26	0.10

March 31, 2011	$1.20	$0.09
June 30, 2011	2.30	0.60
September 30, 2011	2.50	1.70
December 31, 2011	2.45	0.51

On March 15, 2012, the closing price for a share of the Company’s common stock was $2.50.

Holders

As of March 15, 2012, the Company had approximately 236 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2011, we do not have any preferred stock outstanding which has any preferential dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2003 Stock Option and Appreciation Rights Plan	1,430,000	$1.61	570,000

1997 Recruitment Stock Option Plan	231,198	0.69	138,802

1995 Directors Stock Option and Appreciation Rights Plan	—	—	12,500

1995 Employee Stock Option and Appreciation Rights Plan	—	—	20,000

Equity compensation plans not approved by security holders:

2010 Non-Qualified Stock Option Plan	1,250,000	1.83	—

Equity Partners Plan	230,000	1.83	—

Total	3,141,198	$1.65	741,302

(1) For a description of the material terms of these plans, see Note 14 in the Company’s audited financial statements included in Item 15 of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

During the third quarter of 2011, 30,000 options having an exercise price of $0.83 were exercised. During the fourth quarter of 2011, 20,000 options having an exercise price of $1.01 were exercised. There were no other sales of unregistered securities other than those previously reported in a Current Report on Form 8-K or in a Current Report on Form 10-Q.

Issuer Purchases of Equity Securities.

During 2011, the Company made the following stock repurchases in connection with the cashless exercise of 10,000 options in September and 20,000 options in November. The Company has no plans or programs regarding purchases of its equity securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1 – 30	3,725	$2.228	—	N/A
November 1 – 30	11,855	$1.704	—	N/A
12

Item 6. Selected Financial Data.

Not applicable.

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

Business Overview, Recent Developments and Outlook

Please see Item 1, above, of this Report for an overview of the Company’s business and recent developments. Please see Item 1A, above, for a discussion of the risk factors that may impact the Company’s current and future operations, and financial condition.

Liquidity and Capital Resources

Liquidity

At December 31, 2011 the Company’s working capital was $7,626, as compared to $1,621 at December 31, 2010. The primary contributors to the increase of $6,005 were an increase of $4,064 in cash, a decrease of $1,700 in accounts payable and accrued liabilities, and a decrease of $1,394 in debt payable to third parties, partially offset by a decrease of $1,581 in equipment inventory. During 2011, the Company’s primary source of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, was Counsel RB’s gross profit of $9,655. Cash disbursements, other than those related to repayment of debt, were primarily related to operating expenses of $5,070 and the reduction of $1,700 in accounts payable and accrued liabilities.

It should be noted that accounting principles generally accepted in the United States of America (“GAAP”) require the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $13,212 at December 31, 2011 and working capital of $6,742 at December 31, 2010.

Counsel RB has a revolving credit facility in the amount of up to $10,000 in place to finance its purchases of assets for resale. In March 2011, the facility was increased from its original $7,500, due to the expansion of Counsel RB’s operations. It is discussed further in Note 7 of the audited consolidated financial statements.

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

Ownership Structure and Capital Resources

•	At December 31, 2011 the Company had stockholders’ equity of $42,940, as compared to $9,448 at December 31, 2010.

•	At December 31, 2011 the Company was 76.1% owned by Counsel, and therefore was controlled by Counsel. The Co-CEOs of Counsel RB each owned 5.98% of the Company. One million shares, or 3.7%, were held by a single investor, who obtained the shares in a private placement on March 15, 2011. The remaining 8.2% was owned by public stockholders. On February 29, 2012, as discussed in Note 16 of the audited consolidated financial statements, the Company issued one million common shares as part of its acquisition of HGP, representing 3.69% of the outstanding common shares. Counsel’s ownership thereby decreased to 73.4%, that of the Co-CEOs to 5.8% each, that of the single investor referenced above to 3.6% and that of the remaining public stockholders to 7.8%.
13

•	As discussed in Note 2 of the audited consolidated financial statements, Counsel RB was originally owned 75% by the Company and 25% by Counsel RB’s Co-CEOs, and at November 30, 2010 the Company acquired the 25% interest in Counsel RB in exchange for 3,242,000 common shares of CRBCI. The net result of this transaction was a transfer of $921 from the non-controlling interest to the Company, $32 of which was allocated to common shares and $889 of which was allocated to additional paid-in capital. The remaining balance of the non-controlling interest was distributed to Counsel RB’s Co-CEOs.

Cash Position and Cash Flows

Cash at December 31, 2011 was $6,672 compared to $2,608 at December 31, 2010.

Cash provided by or used in operating activities. Cash provided by operating activities during 2011 was $4,051, as compared to cash provided of $4,555 in 2010. In 2011 the Company had income of $30,713 from continuing operations, as compared to income of $6,214 in 2010. The increase of $24,499 was primarily due to a deferred tax recovery of $26,317 recognized in 2011 as compared to a recovery of $1,318 in 2010. In both 2011 and 2010, the operations of Counsel RB were the primary source of cash receipts and disbursements.

During 2011, the Company amortized deferred financing costs of $45 as compared to $80 in 2010. Stock-based compensation expense increased to $296 in 2011 from $46 in 2010, due to grants of 2,290,000 options to directors and employees in 2011, as compared to grants of 40,000 options in 2010. In 2011 the Company recorded a provision for doubtful accounts of $40, as compared to a provision of $168 in 2010.

The Company recorded $28 in earnings from non-asset liquidation equity accounted investments during 2011, $23 of which was from Polaroid, as compared to earnings of $30 during 2010.

During 2011, the Company recorded an increase of $26,555 in its total current and non-current deferred income tax assets, as compared to an increase of $1,499 in 2010. In both 2011 and 2010 the amount relates to projections regarding Counsel RB’s operations. At the end of 2011, following almost three years of consistent profitability from the Company’s asset liquidation business coupled with the acquisition of HGP, the Company concluded that it is now more likely than not that it will utilize all of its tax losses against estimated future taxable income. Accordingly, the Company reversed the full valuation allowance that it had taken against its net deferred tax asset balance.

During 2010 the Company recorded a $123 write-down of inventory; there were no similar adjustments in 2011. During 2010, the Company recorded an impairment charge of $173 on goodwill; there were no similar adjustments in 2011. During 2011, the Company did not sell any of its investments and therefore did not record any realized gains or losses; in 2010 the Company recorded a gain of $332 related to the sale of its investment in Buddy Media, Inc.

Cash flows from investing activities. Net cash used in investing activities during 2011 was $213, as compared to cash provided of $444 during 2010. The primary use of cash during 2011 was $175 as a portion of the purchase price of Equity Partners, as discussed further in Note 2 of the consolidated financial statements. During 2011, the Company invested an additional $42 in Polaroid, compared to investing $316 in 2010. The 2010 investment was partially offset by cash distributions from Polaroid totaling $288; there were no distributions in 2011. The Company also received cash distributions from Knight’s Bridge GP totaling $4 in 2011 and $16 in 2010. In 2010, proceeds from the sale of the Company’s remaining investment in Buddy Media were $456; there were no similar transactions in 2011.

Cash flows from financing activities. Net cash of $226 was provided by financing activities during 2011, as compared to cash used of $2,484 in 2010. In 2011, the Company received a total of $1,839 cash, net of share issuance costs, from a private placement of one million common shares and the exercise of 30,000 options. In 2011, in connection with the operations of Counsel RB, the Company repaid net cash of $1,410 to third party lenders as compared to repaying net cash of $154 in 2010. Also in 2011, net cash of $203 was repaid to the Company’s parent, Counsel, as compared to the repayment of net cash of $1,564 in 2010. During 2010, in connection with the Company’s acquisition of the 25% non-controlling interest in Counsel RB, the Company made a distribution of $766 to the non-controlling interest; there were no similar transaction in 2011.

Consolidated Results of Operations

Key selected financial data for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Revenue:
Asset liquidation
Asset sale proceeds	$14,733	$2,733
Commissions and other	2,505	533
Total revenue	17,238	3,266

Operating costs and expenses:
Asset liquidation	9,766	2,062
Patent licensing and maintenance	84	128
Selling, general and administrative	4,986	3,232
Depreciation	2	—
Total operating costs and expenses	14,838	5,422
	2,400	(2,156)
Earnings of equity accounted asset liquidation investments	2,183	7,586
Operating income	4,583	5,430
Other income (expenses):
Other income (expense)	30	(55)
Goodwill impairment	—	(173)
Interest expense – third party	(245)	(272)
Interest expense – related party	—	(64)
Total other income (expenses)	(215)	(564)
Income from continuing operations before the undernoted	4,368	4,866
Income tax recovery	(26,317)	(1,318)
Earnings of equity accounted investments (net of $0 tax)	28	30
Net income and comprehensive income	30,713	6,214
Net income and comprehensive income attributable to non-controlling interest	—	(1,385)
Net income and comprehensive income attributable to controlling interest	$30,713	$4,829

Asset liquidation revenue is earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. It is also earned from more traditional asset disposition services, such as on-site and webcast auctions, liquidations and negotiated sales, and from fees earned for the management advisory services provided by Equity Partners, which business was acquired in June 2011. The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments. The Company began operating in the asset liquidation segment in the second quarter of 2009 when Counsel RB, which was established in the first quarter of 2009, commenced operations.

2011 Compared to 2010

Asset liquidation revenues were $17,238 in 2011 compared to $3,266 in 2010, asset liquidation expense was $9,766 in 2011 compared to $2,062 in 2010, and earnings of equity accounted asset liquidation investments were $2,183 in 2011 compared to $7,586 in 2010. The net earnings of these three items were $9,655 in 2011 compared to $8,790 in 2010. Because Counsel RB conducts its asset liquidation operations both independently and through partnerships, as discussed in Note 2 of the audited consolidated financial statements, and the ratio of the two is unlikely to remain constant year over year, the operations must be considered as a whole rather than on a line-by-line basis. As Counsel RB has become more established, its operations have expanded.

Patent licensing and maintenance expense was $84 in 2011 compared to $128 in 2010.

Selling, general, administrative and other expense was $4,986 for the year ended December 31, 2011 as compared to $3,232 for the year ended December 31, 2010. The significant changes included:

•	Compensation expense in 2011 was $3,001 compared to $1,741 in 2010. In 2011, compensation paid to Counsel RB employees was $2,567, as compared to $1,281 paid in 2010. As Counsel RB’s operations have continued to expand, the number of direct employees has increased from seven to eleven. In both 2011 and 2010 the salary earned by the President of CRBCI was $138; however, in 2010 a bonus of $275 was awarded to the CEO of CRBCI, while there was no corresponding expense in 2011. In 2011, bonuses of $465 were recorded for Counsel RB employees, compared to $44 in 2010. Stock-based compensation expense increased by $250, from $46 in 2010 to $296 in 2011. The increase is due to stock options awarded during 2011, related to the expansion of Counsel RB’s operations.

•	Legal expenses in 2011 were $19, compared to $143 in 2010. The change is primarily due to negotiated credits of $266 relating to fees billed previously. In 2010, $80 of these expenses were related to Counsel RB’s operations, and the majority of the remaining expense related to the Company’s acquisition of Counsel RB’s non-controlling interest.

•	Accounting and tax consulting expenses in 2011 were $166 compared to $138 in 2010. The increase of $28 is primarily due to increasing complexity in the Company’s operations as Counsel RB’s activities have expanded.

•	Fees paid to the members of our Board of Directors were $136 in both 2011 and 2010.

•	Consulting expense was $307 in 2011 as compared to $105 in 2010, and related solely to the operations of Counsel RB. The increase of $202 is due to the expansion of Counsel RB’s operations.

•	Management fee expense charged by our majority stockholder, Counsel, remained unchanged at $360 in both 2011 and 2010. See Item 13 of this Report for details regarding these management fees.

•	Uncompleted asset liquidation deal expenses were $76 in 2011 as compared to $6 in 2010. The increase is due to the growth of Counsel RB’s operations and the greater number of potential transactions.

•	Directors and officers liability insurance expense was $54 in 2011 as compared to $51 in 2010.

•	Office rent was $179 in 2011 as compared to $100 in 2010, and related solely to the operations of Counsel RB. The increase is due to the growth of the business and the requirement for additional space as the number of employees has increased.

•	Travel and entertainment expense was $279 in 2011 as compared to $75 in 2010, and in both years was primarily related to the operations of Counsel RB. The increase is due to the growth of Counsel RB’s business during 2011.

•	During 2011, the Company recorded a provision of $40 on accounts and notes receivable related to Counsel RB’s operations, as compared to recording a provision of $168 in 2010.

Other income (expense) and earnings of equity accounted investments – the changes are related to the following:

•	Other income was $30 in 2011, as compared to other expense of $55 in 2010. In 2011, this consisted of $17 interest income and $13 refund of a retainer. In 2010, the Company realized a gain of $332 on the fourth quarter sale of its remaining investment in Buddy Media. The other significant source of other income in 2010 was a $153 settlement from legacy litigation involving a joint venture in which Counsel RB had invested. These items were partially offset by a $123 writedown of Counsel RB’s real estate inventory, and $426 of net operating expenses relating to properties held for sale by Counsel RB.

•	Third party interest expense was $245 in 2011 as compared to $272 in 2010, all of which related to the third party debt owed by Counsel RB. In 2011, $45 of this expense represents the amortization of deferred financing costs, as compared to $80 in 2010.

•	Related party interest expense was $0 in 2011, as compared to $64 in 2010. During 2010 the Company repaid the $1,564 that was owing to Counsel at December 31, 2009, and at December 31, 2011 and 2010 had a receivable from Counsel of $595 and $392, respectively.
16

•	In 2011, the Company recorded $28 of earnings from its equity accounted investments, as compared to earnings of $30 in 2010. In 2011, the earnings consisted of $23 from Polaroid and $5 from Knight’s Bridge GP. In 2010, the earnings consisted of $14 from Polaroid and $16 from Knight’s Bridge GP.

Future Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results from joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. Although ASU 2011-04 is largely consistent with the existing US GAAP fair value measurement principles, it expands existing disclosure requirements and makes other amendments. ASU 2011-04 is effective for interim or annual reporting periods beginning after December 15, 2011, with early adoption not permitted. The Company is currently evaluating the impact of adopting ASU 2011-04, but does not expect that it will have a material effect on the Company’s financial statements.

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

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers certain provisions of ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI. The effective date of ASU 2011-12 is the same as the effective date of ASU 2011-05. As at December 31, 2011, the Company has no accumulated OCI, but will adopt the provisions of ASU 2011-05 and ASU 2011-12 for any transactions involving OCI in 2012 and subsequent periods.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amends the goodwill impairment testing guidance in Accounting Standards Codification (“ASC”) 350-20, by providing the option to perform a qualitative assessment before calculating the fair value of the reporting unit (i.e.: before performing Step 1 of the goodwill impairment test). If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the existing two-step impairment test would be required. If it is determined that the fair value more likely than not exceeds the carrying value, further testing would not be required. ASU 2011-08 does not change the calculation of goodwill or its assignment to reporting units. It also does not change the requirement to test goodwill annually for impairment, or to test for impairment between annual tests if warranted by events or circumstances. However, it does revise the examples of events and circumstances that should be considered. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 in the fourth quarter of 2011.

The FASB and the SEC have issued other accounting pronouncements and regulations during 2011 that will become effective in subsequent periods. The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Critical Accounting Policies

Use of estimates

Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant estimates required in the preparation of the audited consolidated financial statements included in Item 15 of this Report include the assessment of collectability of revenue recognized, and the valuation of amounts receivable, inventory, investments, assets acquired, deferred income tax assets, goodwill and intangible assets, liabilities, and stock-based compensation. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Amounts receivable

The Company’s amounts receivable are primarily related to the operations of Counsel RB and its subsidiary, Equity Partners. They consist of three major categories: receivables from Joint Venture partners, receivables from asset sales, and fees and retainers relating to the business of Equity Partners. The initial value of an amount receivable corresponds to the fair value of the underlying goods or services. To date all receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding amount receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. Collectability is determined on the basis of payment history.

To date the Company has recorded only one interest-bearing note receivable, which was acquired when Counsel RB commenced operations in the second quarter of 2009. As it is in default and an allowance has been recorded, the Company is not accruing interest income. In the event other notes receivable were funded, interest would be recognized according to the specific terms of each agreement, and any net deferred fees or costs would be amortized over the contracted term. In the second quarter of 2011, the Company recorded an allowance of $40 on a note receivable. In 2010, allowances totaling $168 were recorded on the Company’s accounts and notes receivable.

Inventory

The Company’s inventory consists of assets acquired for resale by Counsel RB, which are normally expected to be sold within a one-year operating cycle. They are recorded at the lower of cost and net realizable value. Since the commencement of Counsel RB’s operations in the second quarter of 2009, the assets’ selling prices have in general been in excess of their cost. However, the Company did record total writedowns of $113 in 2009 and $123 in 2010. There were no writedowns in 2011.

Asset Liquidation Investments

Asset liquidation transactions that involve the Company acting jointly with one or more additional purchasers, pursuant to a Joint Venture agreement, require that they be accounted for using the equity method of accounting whereby the Company’s proportionate share of the Joint Venture’s net income (loss) be reported in the consolidated statement of operations as Earnings (Loss) of Equity Accounted Asset Liquidation Investments. At the balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as Asset Liquidation Investments. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities, and will record a writedown of its investments should the Company conclude that there has been a decline in the value of the net assets.

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

Since neither of these investments are traded on an open market, and they are not convertible into investments that are traded on an open market, significant judgment is involved in estimating their fair values. These fair value estimates are based on Level 3 inputs. For Polaroid, an internal valuation, based on current financial statements and projections, was prepared at December 31, 2011. The Company concluded that its investment was not impaired and that the fair value exceeded book value. The value of Knight’s Bridge GP is primarily based on the value of the investments held by its own equity method investee, the Internet Fund. These investments are also not publicly traded, and their values are estimated using Level 3 inputs, primarily investee financial statements and projections. Based on an analysis of Knight’s Bridge GP and the Internet Fund at December 31, 2011, management concluded that its equity investment was not impaired as at December 31, 2011.

Assets acquired

In the course of its operations, most recently with respect to the Equity Partners acquisition in June 2011, the Company acquires assets as a component of a business combination. Valuations are assigned to the acquired assets based on management’s assessment of their fair market value.

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

Goodwill

Goodwill, which results from the difference between the purchase price and the fair value of net assets acquired, is not amortized but is tested for impairment in accordance with GAAP. This testing is a two-step process, in which the carrying amount of the reporting unit associated with the goodwill is first compared to the reporting unit’s estimated fair value. If the carrying amount of the reporting unit exceeds its estimated fair value, the fair values of the reporting unit’s assets and liabilities are analyzed to determine whether the goodwill of the reporting unit has been impaired. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value as determined by this two-step process. As discussed under “Future Accounting Pronouncements”, above, ASU 2011-08 provides the option to do a qualitative assessment prior to performing the two-step process, which may eliminate the need for further testing. Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

At December 31, 2011 the Company’s goodwill relates to its acquisition of Equity Partners in June 2011. No goodwill impairment was present upon the performance of the impairment tests at December 31, 2011. See Note 2 and Note 6 for more detail regarding the Company’s goodwill.

Liabilities and Contingencies

In the normal course of its business, CRBCI may be subject to contingent liabilities with respect to assets sold either directly or through Joint Ventures. At December 31, 2011 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or operations.

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

Asset liquidation revenue

Asset liquidation revenue consists of Counsel RB’s proceeds from asset inventory resale (both through auction and negotiated sales), commissions and fees in return for conducting liquidations and auctions, and Equity Partners’ revenue from providing its services. Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured.

Stock-based compensation

The Company calculates stock-based compensation using the fair value method, under which the fair value of the options at the grant date is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the appropriate term. The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity. See Note 14 of the audited consolidated financial statements included in Item 15 of this report for further discussion of the Company’s stock-based compensation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and supplementary data beginning on pages F-1 and S-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the principal Chief Executive Officer and principal Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Based on its assessment using these criteria, the Company’s management concluded that the Company‘s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Under our Articles of Incorporation, as amended, the Board of Directors is divided into three classes, with the total number of directors to be not less than five and not more than nine. Each director is to serve a term of three years or until his or her successor is duly elected and qualified. As of the date hereof, the Board of Directors consists of six members: one Class I director (Mr. Shimer), three Class II directors (Messrs. Toh, Heaton, and Silber) and two Class III directors (Messrs. Turock and Ryan). The following table sets forth the names, ages and positions with CRBCI of the persons who currently serve as our directors and executive officers. With the exception of Jonathan Reich and Adam Reich, who are brothers, there are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	63	Chairman of the Board and President
Hal B. Heaton	61	Director (2), (3), (4)
Henry Y.L. Toh	54	Director (2), (3), (4)
Samuel L. Shimer	48	Director (2)
David L. Turock	54	Director (2)
J. Brendan Ryan	69	Director (2)
Jonathan S. Reich	48	Co-Chief Executive Officer
Adam M. Reich	45	Co-Chief Executive Officer
Stephen A. Weintraub	64	Executive Vice President, Corporate Secretary and Chief Financial Officer

(1)	As of December 31, 2011.
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company, their principal occupations for the past five years, and their directorships held at public companies and registered investment companies at any time during the last five years:

Allan C. Silber, Chairman of the Board and President. Mr. Silber was elected to the Board of Directors as a Class II director in September 2001. He was appointed as Chairman of the Board in November 2001, a position he held until October 2004, and was again appointed as Chairman of the Board in March 2005. On January 19, 2011, in connection with the appointment of Jonathan Reich and Adam Reich as Co-Chief Executive Officers of CRBCI, Mr. Silber resigned the position of Chief Executive Officer and assumed the position of President. Mr. Silber is the Chairman and CEO of Counsel Corporation, which he founded in 1979, the Chairman of Knight’s Bridge Capital Partners Inc., a wholly-owned subsidiary of Counsel that is a financial services provider, and, since 2007, the Chairman and, until December 2010, the CEO of Terra Firma Capital Corporation, a TSX Venture Exchange listed company of which Counsel owns approximately 20%. Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

Hal B. Heaton, Director. Dr. Heaton was appointed by the Board of Directors as a Class II director on June 14, 2000 to fill a Board vacancy. Mr. Heaton has expertise in capital markets, corporate finance, emerging markets and entrepreneurial finance, all of which have relevance to the Company as it pursues varied investment and business opportunities in both North America and foreign markets. From 1983 to the present he has been a professor of Finance at Brigham Young University and between 1988 and 1990 was a visiting professor of Finance at Harvard University. From 2001 to 2007, Dr. Heaton served on the board of Mity Enterprises Inc., and was a member of its Compensation Committee. Dr. Heaton holds a Bachelor’s degree in Computer Science/Mathematics and a Master’s in Business Administration from Brigham Young University, as well as a Master’s degree in Economics and a Ph.D. in Finance from Stanford University.

Henry Y.L. Toh, Director. The Board of Directors elected Mr. Toh as a Class II director and as Vice Chairman of the Board of Directors in April 1992. Mr. Toh has valuable experience as a director with a variety of technology-oriented companies, in addition to extensive hands-on experience as an executive officer of the Company. Mr. Toh became President of CRBCI in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. Mr. Toh was appointed as Chairman of the Audit Committee in March 2005. Mr. Toh currently serves as Vice Chairman/Executive Vice President and Director of NuGen Holdings Inc. (formerly InovaChem, Inc.), a research, development and production company specializing in Axio flux electric motor systems, since January 2008, and President and CEO of Amerique Investments International Corporation since 1992. He previously served as Executive Vice President and a director of NuGen Holdings Inc., from February 2008 to December 2009. Mr. Toh has served as a director of iDNA, Inc., a specialized finance and entertainment company, since 1999; a director of Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, since 2002; a director of Isolagen, Inc., a biotechnology company, from 2003 until 2009; and a director of American Surgical Holdings, Inc. from 2007 to April 2011. Mr. Toh is a graduate of Rice University.

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

J. Brendan Ryan, Director. Mr. Ryan was appointed by the Board of Directors as a Class III director on August 8, 2011 to fill a Board vacancy. Mr. Ryan has had a distinguished career in the advertising industry, most recently as Chairman and Chairman Emeritus with Foote Cone & Belding Worldwide (now Draftfcb), a position he held between June 2005 and December 2010. He has served on the boards of several public companies and currently serves as a board member of several non-profit corporations. Mr. Ryan has extensive experience at the Board level with respect to the workings of public companies as well as an extensive network of contacts that could be of benefit to the Company. Mr. Ryan received his B.A. in History from Fordham College and his M.B.A. in Marketing from the Wharton Graduate School of the University of Pennsylvania.

Jonathan S. Reich, Co-Chief Executive Officer. Together with his brother, Adam M. Reich, Mr. Reich was appointed Co-Chief Executive Officer of CRBCI on January 19, 2011. Prior to this appointment, and beginning in February 2009, the Mssrs. Reich each served as Co-Chief Executive Officers of CRBCI’s subsidiary, Counsel RB, and continue to hold these positions. Mr. Reich, who received his Juris Doctor in law from Fordham University, is an accredited lawyer and is licensed in New York and Connecticut. He is a member of the American Bankruptcy Institute and the Turnaround Management Association, and is a former practicing bankruptcy attorney who has assisted legal, financial and corporate clients with their surplus asset management needs for over twenty years. He has extensive experience representing debtors and secured and unsecured creditors with complex asset transactions that arise from bankruptcies, plant closures and restructuring situations, and over the years has recovered millions of dollars from asset dispositions on behalf of his clients.

Adam M. Reich, Co-Chief Executive Officer. Together with his brother, Jonathan S. Reich, Mr. Reich was appointed Co-Chief Executive Officer of CRBCI on January 19, 2011. Prior to this appointment, and beginning in February 2009, the Mssrs. Reich each served as Co-Chief Executive Officers of CRBCI’s subsidiary, Counsel RB, and continue to hold these positions. Mr. Reich, who received his Juris Doctor in law from the New York University School of Law, is an accredited lawyer and is licensed in New York, California and Connecticut. He is a member of the American Bankruptcy Institute, Commercial Finance Association, Turnaround Management Association, and National Association of Bankruptcy Trustees. He is a former practicing bankruptcy attorney and has assisted legal, financial and corporate clients with their surplus asset management needs for over twenty years. He has extensive experience representing debtors and secured and unsecured creditors with complex asset transactions that arise from bankruptcies, plant closures and restructuring situations, and over the years has recovered millions of dollars from asset dispositions on behalf of his clients.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2011.

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

Corporate Governance

Board Leadership and Risk Oversight

CRBCI is a small organization, with a market capitalization at December 31, 2011 of approximately $48.8 million, of which approximately 76.1% was owned by its parent, Counsel. Mr. Allan Silber is the Chairman and CEO of Counsel, and he also assumes the roles of Chairman and President at CRBCI. Also, as noted above, Mr. Stephen Weintraub has the role of CFO for both Counsel and CRBCI. Consequently, CRBCI’s operations are largely directed by Counsel. In prior years, prior to CRBCI’s success with its asset liquidation and patent licensing businesses, CRBCI’s operations were principally funded by Counsel. The Board does not have a lead independent director since, given the relatively modest size and scale of the Company’s operations, the Company believes the Board, as a whole, effectively oversees the strategic priorities of the Company and its operations. It should also be noted that Messrs. Jonathan and Adam Reich, Co-CEOs of CRBCI, also assume the roles of Co-CEOs of Counsel RB.

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

Board Meetings and Committees

The Board held four meetings during the fiscal year ended December 31, 2011. The Board has designated two standing committees: the Audit Committee and the Compensation Committee. CRBCI does not have a nominating or a corporate governance committee. However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board. There are no specific criteria for Director nominees, and the Company does not specifically consider diversity with respect to the selection of its Board nominees. Given the combination of the Company’s limited operations and its majority ownership by Counsel, the Company believes that it would have difficulty identifying and attracting a diverse selection of candidates. To date, it has been deemed most effective to nominate and appoint individuals who are either former employees with detailed knowledge of the business, such as Mr. Toh and Mr. Shimer, individuals with expertise that is unique to the Company’s operations, such as Mr. Turock, or individuals with expertise that will be of value as the Company expands its market presence, such as Mr. Ryan. There has been no material change in the procedures by which our shareholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee

The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Toh (Chairman) and Mr. Heaton, both independent directors. The Audit Committee held four meetings during the fiscal year ended December 31, 2011. On June 9, 2000, the Board of Directors approved CRBCI’s Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter is available on the Company’s website www.counselrb.com.

Audit Committee Financial Expert

The Board has determined that Mr. Henry Y.L. Toh is an Audit Committee financial expert as defined by Item 407(d) of Regulation S-K and is “independent” as such term is defined under Nasdaq Marketplace Rules and applicable federal securities laws and regulations.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Summary

The following sections provide an explanation and analysis of our executive compensation program and the material elements of total compensation paid to each of our named executive officers. Included in the discussion is an overview and description of:

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

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate. In addition to the named executive officers discussed below, the Company has only nine salaried employees. As their compensation does not contain any elements that promote risk-taking, and thus could not have a material adverse effect on the Company, this compensation requires no discussion.

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

Our Named Executive Officers for 2011

This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2011, our named executive officers consisted of the following officers:

Allan C. Silber - our President and Chairman of the Board. Mr. Silber also held the position of Chief Executive Officer during 2010. As discussed above, on January 19, 2011, Messrs. Reich were appointed to the position of Co-CEOs, at which time Mr. Silber resigned as Chief Executive Officer and was appointed President. Mr. Silber is the Chairman and CEO of Counsel Corporation, our majority shareholder, which he founded in 1979.

Stephen A. Weintraub – our Executive Vice President, Corporate Secretary and Chief Financial Officer since December 2005. Mr. Weintraub is the Executive Vice President, Corporate Secretary and Chief Financial Officer of Counsel Corporation. The Company pays no compensation directly to Mr. Weintraub, as his services are included in the annual management services agreement between the Company and Counsel, as discussed in Item 13 of this Report.

Jonathan Reich – one of two Co-CEOs. As discussed above, Mr. Reich was appointed to this position on January 19, 2011. He formerly served, and continues to serve, as Co-CEO of Counsel RB.

Adam Reich – one of two Co-CEOs. As discussed above, Mr. Reich was appointed to this position on January 19, 2011. He formerly served, and continues to serve, as Co-CEO of Counsel RB.

Mr. Silber, Mr. Weintraub and Messrs. Reich were our named executive officers during 2010.

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

During 2011 and 2010, the Company’s President and the two Counsel RB Co-CEOS were paid employees. As noted above, the Company’s CEO during 2010, Mr. Allan Silber, is also the CEO of Counsel. Mr. Silber’s annual salary of $137.5, and a discretionary bonus of up to 100% of his base salary, have been fixed at these amounts since 2005.

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

We believe that stock options will continue to be used as the predominant form of stock-based compensation. During 2011, Mr. Silber was granted 250,000 options, and the Messrs. Reich were each granted 625,000 options to purchase common stock.

Other Benefits

Upon termination of employment without cause, the Messrs. Reich are entitled to a severance benefit of twelve months’ base salary, and a pro rata share of the bonus payable in the fiscal year of termination. The only additional benefits provided to the Co-CEOs at this time are the payment of an automobile allowance, health insurance premiums, Social Security and Medicare. There are no pension, severance or change in control benefits.

Tax Considerations

Section 162(m) of the Internal Revenue Code places limits on the deductibility of compensation in excess of $1 million paid to executive officers of publicly held companies. The Compensation Committee does not believe that Section 162(m) has had or will have any impact on the compensation policies followed by the Company.

Executive Compensation Process

Compensation Committee

Our Compensation Committee oversees and approves all compensation and awards made to the President. The Compensation Committee reviews the performance and compensation of the President, without his participation, and establishes his compensation accordingly, with consultation from others when appropriate. For the remaining executive officers, at this time consisting of the Co-CEOs, the Chairman of the Board reviews performance and determines the amount of any bonus to be awarded.

Executive and Director Compensation – Tabular Disclosure

Please note that all amounts reported in the tables below, and the accompanying notes, are in dollars, rounded to the nearest dollar.

Summary Compensation Table

The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2011 and 2010 by our Named Executive Officers. As discussed below and in Item 13, certain employees of Counsel provide services to CRBCI, and compensation for those services is provided and paid for under the terms and provisions of a Management Services Agreement (the “Agreement”) entered into between Counsel and CRBCI.

Name and Principal Position[1]	Year	Salary	Bonus	Option Awards[2]	All Other Compensation[3]	Total
Allan Silber	2011	$137,500	$—	$524,800	$—	$662,300
Chairman of the Board and	2010	137,500	275,000	—	—	412,500
President

Jonathan Reich	2011	450,000	100,000	93,563	18,000	661,563
Co-CEO	2010	450,000	—	—	31,906	481,906

Adam Reich	2011	450,000	100,000	93,563	18,000	661,563
Co-CEO	2010	450,000	—	—	31,524	481,524

 1 No disclosure is provided with respect to the Company’s CFO, Mr. Weintraub, as his services are covered under the terms of the Management Services Agreement referenced above, and no compensation is paid directly by the Company.

2 See “Grants of Plan-Based Awards”, below, for details regarding the assumptions made in the valuation of these option awards.

3 The amounts reported in this column relate to car allowances and deposits to Health Savings Accounts.

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

The Messrs. Reich are each entitled to an annual salary of $450,000 per year, which may be increased but not decreased upon annual review by the Company’s Board of Directors, plus a discretionary annual bonus of up to 50% of the base salary. The Employment Agreements, which were effective as of January 19, 2011, provide for an initial term of five years, and will continue year to year thereafter unless either party gives notice of termination. Upon termination of employment by the Company without cause, the Co-CEO will be entitled to twelve month’s base salary and a pro rata share of the bonus payable in the fiscal year of termination based on the termination date (provided the Co-CEO has met as of the termination date the performance criteria established with respect to the bonus for the fiscal year in which the termination date occurs).

Grants of Plan-Based Awards

On January 19, 2011, 625,000 options, having an exercise price of $1.83 and a fair value of $0.15, were granted to each of the Messrs. Reich. These options are part of the 2010 Non-Qualified Stock Option Plan. The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 256%, a risk-free interest rate of 2.90%, an expected term of 6.8 years, and an expected dividend yield of zero.

On June 29, 2011, 250,000 options, having an exercise price of $1.974 and a fair value of $2.0992, were granted to Mr. Silber. These options are part of the 2003 Stock Options and Appreciation Rights Plan. The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 323%, a risk-free interest rate of 2.10%, an expected term of 4.75 years, and an expected dividend yield of zero.

There were no grants of plan-based awards to the President or the Co-CEOs during the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the detail of outstanding equity awards, as regards exercisable and unexercisable options, at December 31, 2011.

Name	Number of Securities Underlying Unexercised Options: Exercisable		Option Exercise Price($/Sh)	Option Expiration Date
Allan Silber	225,000	(1)	$0.66	August 1, 2013
Allan Silber	75,000	(1)	1.11	August 1, 2013
Allan Silber	250,000	(2)	1.974	June 29, 2018
Jonathan Reich	625,000	(3)	1.83	January 19, 2021
Adam Reich	625,000	(3)	1.83	January 19, 2021

[1]	The options vest 25% annually beginning on the first anniversary of the grant date, which was August 1, 2006.

[2]	The options vest 25% annually beginning on the first anniversary of the grant date, which was June 29, 2011.

[3]	The options vest 25% annually beginning on the first anniversary of the grant date, which was January 19, 2011.

There were no adjustments or changes in the terms of any of the Company’s equity awards in 2011.

Compensation of Directors

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2011 by each person serving as a director.

Name	Fees Earned or Paid in Cash	Option Awards[1]	Total
Henry Y.L. Toh	$43,000	$9,196	$52,196
Hal B. Heaton	37,000	9,196	46,196
Samuel L. Shimer	24,000	9,196	33,196
David L. Turock	24,000	9,196	33,196
J. Brendan Ryan	7,935	—	7,935

1 The value included in this column represents the grant date fair value of the option award computed in accordance with FASB ASC Topic 718. The aggregate number of shares underlying stock options outstanding at fiscal year-end for each of the directors listed in the table was as follows: Mr. Toh — 72,698; Mr. Heaton — 73,500; Mr. Shimer — 70,000; Mr. Turock — 40,000; Mr. Ryan —0.

Each director who is not employed by CRBCI or by Counsel receives a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded on March 31 or the next business day. In addition, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per year. The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors. No discretionary stock options were awarded during 2011 or 2010.

Stock Option Plans

At December 31, 2011, the Company had six stock-based employee compensation plans, which are described in Note 14 of the audited consolidated financial statements included in Item 15 of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Please see Item 5 for detail of the Company’s securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the ownership of our common stock as of March 15, 2012 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 15, 2012, there are 28,135,228 shares of common stock and 592 shares of Series N Preferred stock issued and outstanding. Each share of Series N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	300,000	(3)	1.0%
Adam M. Reich	1,777,250	(4)	6.1%
Jonathan S. Reich	1,777,250	(4)	6.1%
Hal B. Heaton	68,500	(5)	*	%
Henry Y.L. Toh	66,448	(6)	*	%
Samuel L. Shimer	57,303	(7)	*	%
David L. Turock	25,000	(8)	*	%
Stephen A. Weintraub	75,000	(9)	*	%
Counsel Corporation and subsidiaries
1 Toronto Street Suite 700	20,644,481		71.2%
Toronto, Ontario M5C 2V6
All Executive Officers and Directors as a Group (8 people)	4,146,751		14.3%

*	Indicates less than one percent

(1)	Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o Counsel RB Capital Inc. unless otherwise indicated.

(2)	As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

(3)	Represents shares of common stock issuable pursuant to options. Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, and a beneficial owner of approximately 8,175,776 shares or 9.5% of the outstanding common stock of Counsel. Mr. Silber disclaims beneficial ownership of the shares of CRBCI’s common stock beneficially owned by Counsel.

(4)	Represents 1,621,000 shares of common stock, and 156,250 shares of common stock issuable pursuant to options.

(5)	Represents 21,750 shares of common stock, and 46,750 shares of common stock issuable pursuant to options.

(6)	Represents 20,000 shares of common stock, and 46,448 shares of common stock issuable pursuant to options.

(7)	Represents 12,303 shares of common stock, and 45,000 shares of common stock issuable pursuant to options. Mr. Shimer is a beneficial owner of 669,011 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. Mr. Shimer disclaims beneficial ownership of the shares of CRBCI’s common stock beneficially owned by Counsel.

(8)	Represents shares of common stock issuable pursuant to options.

(9)	Represents shares of common stock issuable pursuant to options. Mr. Weintraub is Executive Vice President, Secretary and Chief Financial Officer of Counsel and a beneficial owner of 616,901 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. Mr. Weintraub disclaims beneficial ownership of the shares of CRBCI’s common stock beneficially owned by Counsel.

There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

See Item 7 hereof for discussion of the Company’s ownership and control by its parent, Counsel. See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between the Company and certain officers, directors and other related parties.

Transactions with Counsel

Collateralized Loan Agreement

In the course of its operations, the Company may receive advances from Counsel under an existing loan facility (the “Counsel Loan”). The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest on outstanding amounts payable at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. The Counsel Loan is secured by the assets of the Company and is subject to certain events of default. At December 31, 2011 the Company had a receivable from Counsel in the amount of $595, as compared to a receivable of $392 at December 31, 2010.

Counsel Management Services

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”). Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel. The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI. For the years ended December 31, 2011 and 2010, the cost was $360. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. The Company expects that Counsel will continue to provide these services in 2012 on the same cost basis.

In addition to the above, during the year ended December 31, 2011, $70 was charged to the Company for Counsel services relating to the operations of Counsel RB. There was no similar charge in 2010.

Transactions with Other Related Parties

The Company leases office space in White Plains, NY and Los Angeles, CA as part of the operations of Counsel RB. The premises in White Plains are owned by an entity that is controlled by a Co-CEO of Counsel RB and the Company. During 2011 and 2010, the Company paid rent of $122 and $74, respectively, to the entity. The premises in Los Angeles are owned by an entity that is controlled by a Co-CEO of Counsel RB and the Company. During 2011 and 2010, the Company paid rent of $26 and $7, respectively, to the entity.

On November 30, 2010, in exchange for 3,242,000 CRBCI common shares, the Company acquired the 25% non-controlling interest in Counsel RB owned by Counsel RB’s Co-CEOs. This transaction resulted in a net increase of $921 in the Company’s shareholders’ equity.

Director Independence

Our securities are quoted on the OTC market. Our Board applies “independence” requirements and standards under the Nasdaq Marketplace Rules. Pursuant to the requirements, the Board undertook its annual review of director independence. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and CRBCI and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent. As a result of this review, the Board affirmatively determined that during 2011 Messrs. Toh, Heaton, Ryan, Shimer and Turock are independent for purposes of the independence requirements as defined under the Nasdaq Marketplace Rules. The Board further determined that each of the foregoing directors met the independence requirements needed to serve on the Board committees for which they serve.

Item 14. Principal Accountant Fees and Services.

Fees paid or expected to be paid to Deloitte & Touche LLP, our independent registered chartered accountants for the fiscal periods ended December 31, 2011 and 2010, are set forth below.

	Year Ended December 31,
	2011	2010
Audit fees	$90	$108
Audit-related fees	15	—
Tax fees	—	—
All other fees	—	—
Total	$105	$108

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, and services in connection with our statutory and regulatory filings.

Audit-Related Fees

Audit related fees are for assurance and related services that are reasonably related to the audit and reviews of our financial statements, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits and accounting consultations.

Tax Fees

Tax fees are for services related to tax compliance, consulting and planning services and include preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. For 2010 and 2011, these services were provided by an independent registered public accountant, rather than Deloitte.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2010 and 2011.

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

Report of Independent Registered Chartered Accountants

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended (2)

3.2(iii)	Articles of Amendment to the Amended and Restated Articles of Incorporation (10)

10.1*	1997 Recruitment Stock Option Plan. (3)

10.2*	2001 Stock Option and Appreciation Rights Plan. (4)

10.2.1*	2003 Stock Option and Appreciation Rights Plan. (5)

10.3*	2010 Non-Qualified Stock Option Plan (12)

10.4*	Counsel Management Agreement. (7)

10.5	Stipulation of Dismissal with Prejudice dated as of March 12, 2009. (8)

10.6	Loan and Security Agreement between Israel Discount Bank of New York (as Agent) and Counsel RB Capital LLC, dated as of June 2, 2009. (9)

10.7	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of May 5, 2009. (9)

10.8	LLC Interest Purchase Agreement between C2 Global Technologies Inc. and Kind Chin Associates, LLC, dated as of December 10, 2010. (12)

10.9	LLC Interest Purchase Agreement between C2 Global Technologies Inc. and Forsons Equity, LLC, dated as of December 10, 2010. (12)

Exhibit Number	Title of Exhibit

10.10*	Employment Agreement between C2 Global Technologies Inc. and Jonathan Reich, dated as of January 19, 2011. (11)

10.11*	Employment Agreement between C2 Global Technologies Inc. and Adam Reich, dated as of January 19, 2011. (11)

10.12*	Form of Option Grant for Options Granted Under 2010 Non-Qualified Stock Option Plan. (14)

10.13	Share Purchase Agreement between Counsel RB Capital Inc. and Werklund Capital Corporation, dated as of March 15, 2011. (13)

10.14	Asset Purchase Agreement among EP USA, LLC (as Company), Equity Partners, Inc. of Maryland, The Rexford Company, LLC and Cross Concepts, LLC (as Sellers) and Equity Partners CRB LLC (as Buyer), dated June 23, 2011. (15)

10.15	Put Option Agreement between Counsel RB Capital Inc. and The Rexford Company, LLC, dated June 23, 2011. (15)

10.16	Lock-Up Agreement among Counsel RB Capital Inc., Kenneth Mann and Equity Partners, Inc., dated June 23, 2011. (15)

10.17	Share Purchase Agreement by and among Heritage Global Partners, Inc. as the Company; Kirk Dove and Ross Dove as Sellers; and Counsel RB Capital Inc. as Buyer Dated as of February 29, 2012 (16)

14	C2 Global Technologies Inc. Code of Conduct. (6)

21	List of subsidiaries. (filed herewith)

31.1	Certification of the CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.

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

(10) Incorporated by reference to our Definitive Schedule 14C Information Statement filed on December 23, 2010.

(11) Incorporated by reference to our Current Report on Form 8-K filed on January 24, 2011.

(12) Incorporated by reference to our Current Report on Form 8-K filed on December 14, 2010.

(13) Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2011.

(14) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010.

(15) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

(16) Incorporated by reference to our Current Report on Form 8-K filed on March 6, 2012.

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

COUNSEL RB CAPITAL INC.
(Registrant)

Dated: March 22, 2012	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board and President Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board of Directors and President	March 22, 2012
Allan C. Silber	Principal Executive Officer

/s/Jonathan S. Reich	Co-Chief Executive Officer	March 22, 2012
Jonathan S. Reich

/s/Adam M. Reich	Co-Chief Executive Officer	March 22, 2012
Adam M. Reich

/s/Stephen A. Weintraub	Executive Vice President, Chief Financial Officer and Corporate Secretary	March 22, 2012
Stephen A. Weintraub	Principal Financial Officer

/s/ Hal B. Heaton	Director	March 22, 2012
Hal B. Heaton

/s/ J. Brendan Ryan	Director	March 22, 2012
J. Brendan Ryan

/s/ Samuel L. Shimer	Director	March 22, 2012
Samuel L. Shimer

/s/ Henry Y. L. Toh	Director	March 22, 2012
Henry Y.L. Toh

/s/ David L. Turock	Director	March 22, 2012
David L. Turock

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Chartered Accountants

To the Board of Directors and Stockholders of

Counsel RB Capital Inc.

Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Counsel RB Capital Inc. (formerly C2 Global Technologies Inc.) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Counsel RB Capital Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 22, 2012

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2011 and 2010

(In thousands of US dollars, except share and per share amounts)

	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$6,672	$2,608
Amounts receivable (net of allowance for doubtful accounts of $186; 2010 - $168)	917	203
Receivable from a related party	595	392
Deposits	69	771
Inventory – equipment	1,013	2,594
Other current assets	148	63
Deferred income tax assets	2,419	2,228
Total current assets	11,833	8,859
Other assets:
Inventory – real estate	2,131	1,573
Asset liquidation investments	3,455	3,548
Investments	2,772	2,706
Property, plant and equipment	19	—
Goodwill	573	—
Deferred income tax assets	26,364	—
Total assets	$47,147	$16,686

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$855	$2,555
Income taxes payable	261	198
Debt payable to third parties	3,091	4,485
Total liabilities	4,207	7,238

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at December 31, 2011 and 2010, liquidation preference of $592 at December 31, 2011 and 2010	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 27,117,450 shares at December 31, 2011 and 25,960,080 shares at December 31, 2010	271	259
Additional paid-in capital	278,408	275,641
Accumulated deficit	(235,745)	(266,458)
Total equity	42,940	9,448
Total liabilities and equity	$47,147	$16,686

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2011 and 2010

(In thousands of US dollars, except per share amounts)

	2011	2010

Revenue:
Asset liquidation
Asset sale proceeds	$14,733	$2,733
Commissions and other	2,505	533
Total asset liquidation revenue	17,238	3,266

Operating costs and expenses:
Asset liquidation	8,244	2,087
Inventory maintenance	1,522	(50)
Asset liquidation costs paid to a related party	—	25
Patent licensing and maintenance	84	128
Selling, general and administrative	4,408	2,791
Expenses paid to related parties	578	441
Depreciation	2	—
Total operating costs and expenses	14,838	5,422
	2,400	(2,156)
Earnings of equity accounted asset liquidation investments	2,183	7,586
Operating income	4,583	5,430
Other income (expenses):
Other income (expense)	30	(55)
Goodwill impairment	—	(173)
Interest expense – third party	(245)	(272)
Interest expense – related party	—	(64)
Total other income (expenses)	(215)	(564)
Income from continuing operations before the undernoted	4,368	4,866
Income tax recovery	(26,317)	(1,318)
Earnings of other equity accounted investments (net of $0 tax)	28	30
Net income and comprehensive income	30,713	6,214
Net income and comprehensive income attributable to non-controlling interest	—	(1,385)
Net income and comprehensive income attributable to controlling interest	$30,713	$4,829

Weighted average common shares outstanding	26,834	22,887
Weighted average preferred shares outstanding	1	1

Earnings per share – basic:
Common shares	$1.14	$0.21
Preferred shares	$45.74	$8.43

Earnings per share – diluted:
Common shares	$1.13	$0.21
Preferred shares	$45.30	$8.43

The accompanying notes are an integral part of these consolidated financial statements

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2011 and 2010

(In thousands of US dollars, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated Equity	Non- controlling
	Shares	Amount	Shares	Amount	capital	(Deficit)	interest	Total

Balance at December 31, 2009	592	$6	22,718,080	$227	$274,706	$(271,287)	$302	$3,954
Issuance of common stock	—	—	3,242,000	32	—	—	(32)	—
Distribution to non-controlling interest	—	—	—	—	—	—	(766)	(766)
Transfer from non-controlling interest to controlling interest	—	—	—	—	889	—	(889)	—
Compensation cost related to stock options	—	—	—	—	46	—	—	46
Net income	—	—	—	—	—	4,829	1,385	6,214
Balance at December 31, 2010	592	6	25,960,080	259	275,641	(266,458)	—	9,448
Issuance of common stock	—	—	1,122,950	12	1,995	—	—	2,007
Issuance of options	—	—	—	—	460	—	—	460
Exercise of options	—	—	34,420	—	16	—	—	16
Compensation cost related to stock options	—	—	—	—	296	—	—	296
Net income	—	—	—	—	—	30,713	—	30,713
Balance at December 31, 2011	592	$6	27,117,450	$271	$278,408	$(235,745)	$—	$42,940

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2011 and 2010

(In thousands of US dollars)

	2011	2010
Cash flows from operating activities:
Net income	$30,713	$6,214
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest included in third party debt	16	13
Amortization of financing costs on debt payable to third party	45	80
Stock-based compensation expense	296	46
Loss (earnings) of other equity accounted investments	(28)	(30)
Provision for doubtful accounts	40	168
Deferred income taxes	(26,364)	—
Write-down of inventory	—	123
Goodwill impairment	—	173
Gain on sale of investments	—	(332)
Depreciation	2	—

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(362)	854
Decrease in note receivable	—	428
Increase in lease receivable	(148)	—
Decrease (increase) in deposits	702	(471)
Decrease (increase) in inventory	1,023	(2,452)
Decrease in asset liquidation investments	93	395
Increase in other assets	(149)	(425)
Increase in deferred income tax assets	(191)	(1,499)
Increase (decrease) in accounts payable and accrued liabilities	(1,700)	1,098
Increase in income taxes payable	63	172
Net cash provided by operating activities	4,051	4,555

Cash flows from investing activities:
Investment in other equity accounted investments	(42)	(316)
Cash distributions from other equity accounted investments	4	304
Cash portion of business acquisition	(175)	—
Proceeds from sale of investments	—	456
Net cash provided by (used in) investing activities	(213)	444

Cash flows from financing activities:
Proceeds from issuance of common shares, net of share issuance costs	1,823	—
Proceeds from exercise of options to purchase common shares	16	—
Proceeds of debt payable to third parties	6,229	12,732
Repayment of debt payable to third parties	(7,639)	(12,886)
Proceeds of debt payable to a related party	1,493	2,126
Repayment of debt payable to a related party	(1,696)	(3,690)
Distribution to non-controlling interest	—	(766)
Net cash provided by (used in) financing activities	226	(2,484)
Increase in cash	4,064	2,515
Cash at beginning of year	2,608	93
Cash at end of year	$6,672	$2,608

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

for the years ended December 31, 2011 and 2010

(In thousands of US dollars)

	2011	2010

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$184	$—
Issuance of options to purchase common stock in exchange for assets of acquired business	460	—
Issuance of common stock in exchange for non-controlling interest	—	32
Transfer of non-controlling interest to additional paid-in capital in exchange for common stock	—	889

Supplemental cash flow information:
Income taxes paid	204	24
Interest paid	198	243

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

Counsel RB is the Company’s Asset Liquidation operating segment, specializing in the acquisition and disposition of distressed and surplus assets throughout the United States and Canada. Counsel RB was established and began operations in 2009, and was originally owned 75% by the Company and 25% by its Co-CEOs. In November 2010, the Company acquired the Co-CEOs’ 25% interest in exchange for approximately 3.2 million shares of the Company. In June 2011, Counsel RB expanded its operations through its acquisition of 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”), a boutique investment banking firm and provider of financial solutions for distressed business and properties. Both Counsel RB’s operations and this transaction are discussed in more detail in Note 2 of these consolidated financial statements. In February 2012, the Company expanded its asset liquidation operations when CRBCI acquired 100% of the outstanding equity of Heritage Global Partners, Inc. (“HGP”), a full-service, global auction and asset advisory firm. This transaction is discussed in more detail in Note 16.

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

Note 2 – Counsel RB Capital LLC

Counsel RB, which began operating in the second quarter of 2009, specializes in capital asset solutions. This involves finding, acquiring and monetizing distressed and surplus capital assets. In addition to acquiring turn-key manufacturing facilities and used industrial machinery and equipment, Counsel RB arranges traditional asset disposition sales, including liquidation and auction sales, earning commission revenue from the latter.

Acquisition of Equity Partners

In June 2011, Counsel RB expanded its operations through its acquisition of 100% of the business of Equity Partners. Equity Partners was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. As part of the acquisition, CRBCI entered into employment and consulting agreements with the previous owners and employees of Equity Partners.

The following table summarizes the consideration paid for Equity Partners and the amounts of the assets acquired and liabilities assumed recognized at fair value:

$
Consideration
Cash	175
Equity instruments:
122,950 CRBCI common shares	184
230,000 options to purchase CRBCI common shares	460
Fair value of total consideration	819

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	244
Property, plant and equipment	2
Goodwill	573
Total identifiable net assets	819

Acquisition related costs (included in selling, general, and administrative expenses in CRBCI’s condensed consolidated statement of operations for the year ended December 31, 2011)	46

The fair value of the 122,950 CRBCI common shares issued as part of the consideration was determined using the closing price of the shares on June 22, 2011. The fair value of the 230,000 options to purchase CRBCI common shares was determined using the Black-Scholes Option Pricing Model. Inputs to the model included an exercise price of $1.83, an expected volatility of 323%, a risk-free interest rate of 2.10%, an expected life of 4.75 years, and an expected dividend yield of zero.

The fair value of the accounts receivable is the value as reported in the above table, and includes an allowance of $0.

The only transactions recognized separately from the acquisition were approximately $46 of professional fees incurred by the Company, which have been expensed in the year ended December 31, 2011.

Acquisition of non-controlling interest

Counsel RB was initially owned 75% by the Company and 25% by Counsel RB’s Co-CEOs. At November 30, 2010, the Company acquired the Co-CEOs’ 25% interest in exchange for 3,242,000 common shares of CRBCI. As required by GAAP, the Company’s acquisition of the 25% non-controlling interest in Counsel RB was accounted for as an equity transaction.

Asset liquidation accounting presentation

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

Summarized financial information – Equity accounted asset liquidation investments

The table below details the components of assets and liabilities, as at December 31, 2011 and 2010, attributable to CRBCI from the Joint Ventures in which it was invested at December 31, 2011 and 2010.

	2011	2010

Current assets	$3,435	$4,983

Noncurrent assets	$34	$34

Current liabilities	$14	$1,469

Noncurrent liabilities	$—	$—

The table below details the results of operations, for the year ended December 31, 2011 and 2010, attributable to CRBCI from the Joint Ventures in which it was invested during 2011 and 2010.

	2011	2010

Gross revenues	$3,505	$22,262

Gross profit	$2,201	$7,758

Income from continuing operations	$2,183	$7,586

Net income	$2,183	$7,586

Net income after non-controlling interest	$2,183	$6,011

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

Significant estimates include the assessment of collectability of revenue recognized, and the valuation of amounts receivable, inventory, investments, assets acquired, deferred income tax assets, goodwill and intangible assets, liabilities, and stock-based compensation. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

Amounts receivable

The Company’s amounts receivable are primarily related to the operations of Counsel RB and its subsidiary, Equity Partners. They consist of three major categories: receivables from Joint Venture partners, receivables from asset sales, and fees and retainers relating to the business of Equity Partners. The initial value of an amount receivable corresponds to the fair value of the underlying goods or services. To date all receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding amount receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. Collectability is determined on the basis of payment history. See Note 6 for more detail regarding the Company’s amounts receivable.

Inventory

The Company’s inventory consists of assets acquired for resale by Counsel RB, which are normally expected to be sold within a one-year operating cycle. They are recorded at the lower of cost and net realizable value. During 2010 the Company recorded a write down of $123 on its real estate inventory, which was reported as part of Other Expenses. There were no write downs during 2011.

Asset Liquidation Investments

Asset liquidation transactions that involve the Company acting jointly with one or more additional purchasers, pursuant to a Joint Venture agreement, are accounted for using the equity method of accounting whereby the Company’s proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated statement of operations as Earnings (Loss) of Equity Accounted Asset Liquidation Investments. At each balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as Asset Liquidation Investments. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities, and will record a writedown of its investments should the Company conclude that there has been a decline in the value of the net assets.

Investments

At December 31, 2011 and 2010 the Company held two investments in private companies, both of which were accounted for under the equity method. Under this method, the investments are carried at cost, plus or minus the Company’s share of increases and decreases in the investee’s net assets and certain other adjustments. Impairments, equity pick-ups, and realized gains and losses on equity securities are reported separately in the consolidated statement of operations. The Company monitors its investments for impairment by considering factors such as the economic environment and market conditions, as well as the operational performance of, and other specific factors relating to, the businesses underlying the investments. The fair values of the securities are estimated quarterly using the best available information as of the evaluation date, such as recent financing rounds of the investee, and other investee-specific information. See Note 5 for further discussion of the Company’s investments.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2011 and 2010, the carrying values of the Company’s cash, amounts receivable, related party receivable, deposits, accounts payable and accrued liabilities, and third party debt approximate fair value. There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. The fair value hierarchy does not apply to the financial instruments noted above, with the exception of cash. The Company considers the fair value of cash to be Level 1 within the hierarchy.

Although the Company does not employ fair value accounting for any of its assets or liabilities, in assessing the fair values of its financial instruments, the Company applies the Level 1, 2 and 3 valuation principles required by GAAP.

Assets acquired

In the course of its operations, most recently with respect to the Equity Partners acquisition in June 2011, the Company acquires assets as a component of a business combination. Valuations are assigned to the acquired assets based on management’s assessment of their fair market value.

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

Goodwill

Goodwill, which results from the difference between the purchase price and the fair value of net assets acquired, is not amortized but is tested for impairment in accordance with GAAP. This testing is a two-step process, in which the carrying amount of the reporting unit associated with the goodwill is first compared to the reporting unit’s estimated fair value. If the carrying amount of the reporting unit exceeds its estimated fair value, the fair values of the reporting unit’s assets and liabilities are analyzed to determine whether the goodwill of the reporting unit has been impaired. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value as determined by this two-step process. Accounting Standards Update 2011-08, Testing Goodwill for Impairment, provides the option to do a qualitative assessment prior to performing the two-step process, which may eliminate the need for further testing. Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

At December 31, 2011 the Company’s goodwill relates to its acquisition of Equity Partners in June 2011. No goodwill impairment was present upon the performance of the impairment tests at December 31, 2011. At December 31, 2010 the Company’s sole intangible asset requiring assessment was the goodwill that related to the Company’s Patent Licensing segment. Upon performance of the impairment tests, the Company determined that this goodwill was impaired and it was written down to $0. See Note 2 and Note 6 for more detail regarding the Company’s goodwill.

Liabilities and Contingencies

In the normal course of its business, CRBCI may be subject to contingent liabilities with respect to assets sold either directly or through Joint Ventures. At December 31, 2011 management does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or operations.

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

Asset liquidation revenue

Asset liquidation revenue consists of Counsel RB’s proceeds from asset inventory resale (both through auction and negotiated sales), commissions and fees in return for conducting liquidations and auctions, and Equity Partners’ revenue from providing its services. Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured.

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

Recent accounting pronouncements

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

Future accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results from joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. Although ASU 2011-04 is largely consistent with the existing US GAAP fair value measurement principles, it expands existing disclosure requirements and makes other amendments. ASU 2011-04 is effective for interim or annual reporting periods beginning after December 15, 2011, with early adoption not permitted. The Company is currently evaluating the impact of adopting ASU 2011-04, but does not expect that it will have a material effect on the Company’s financial statements.

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

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers certain provisions of ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI. The effective date of ASU 2011-12 is the same as the effective date of ASU 2011-05. As at December 31, 2011, the Company has no accumulated OCI, but will adopt the provisions of ASU 2011-05 and ASU 2011-12 for any transactions involving OCI in 2012 and subsequent periods.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amends the goodwill impairment testing guidance in ASC 350-20, by providing the option to perform a qualitative assessment before calculating the fair value of the reporting unit (i.e.: before performing Step 1 of the goodwill impairment test). If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the existing two-step impairment test would be required. If it is determined that the fair value more likely than not exceeds the carrying value, further testing would not be required. ASU 2011-08 does not change the calculation of goodwill or its assignment to reporting units. It also does not change the requirement to test goodwill annually for impairment, or to test for impairment between annual tests if warranted by events or circumstances. However, it does revise the examples of events and circumstances that should be considered. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 in the fourth quarter of 2011.

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued other accounting pronouncements and regulations during 2011 that will become effective in subsequent periods. The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

Options, warrants and convertible debt are included in the calculation of diluted earnings per share, since the instruments are assumed to be exercised or converted, except when their effect would be anti-dilutive. For the year ended December 31, 2011, the net effect of including 755,000 potential common shares reduced earnings per common share by $0.01, and reduced earnings per preferred share by $0.44. For the year ended December 31, 2010, the net effect of including 70,000 potential common shares did not change the EPS amount, and therefore diluted EPS equalled basic EPS.

Note 5 –Investments

The Company’s investments as of December 31 consisted of the following:

	2011	2010
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$19	$18
Polaroid	2,753	2,688

Total investments	$2,772	$2,706

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC

In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several non-public Internet-based e-commerce businesses. As the general partner of the Fund, Knight’s Bridge GP manages the Fund, in return for which it earns a 2% per annum management fee with respect to the Fund’s invested capital. Knight’s Bridge GP also has a 20% carried interest on any incremental realized gains from the Fund’s investments. The Company accounts for its investment under the equity method. During 2011, the Company recorded $5 as its share of Knight’s Bridge GP’s earnings, and received distributions of $4 (2010 - $17 and $16, respectively).

At each balance sheet date, the Company estimates the fair value of its investment using the best available information as of the evaluation date. Because Knight’s Bridge GP is a closely-held, non-public entity, this valuation must be based primarily on investee-specific information, which is a Level 3 input. Knight’s Bridge GP’s value is directly linked to the value of the Fund, which is also a non-public entity, whose value is linked to the value of its investments. The Company will record an other than temporary impairment of its equity investment in Knight’s Bridge GP in the event the Company concludes that such impairment has occurred. It should be noted that at December 31, 2011 the Company’s investment in Knight’s Bridge GP is not material, and its exposure to potential losses from impairment of the Fund’s investments is limited to approximately $2. Based on the Company’s analysis of Knight’s Bridge GP’s and the Fund’s financial statements and projections as at December 31, 2011, the Company concluded that there has been no other than temporary impairment in its investment.

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

The Company’s investment in the LLC has two components:

•	CRBCI invested $530 to acquire Class D units. These units are subject to a 2% annual management fee, payable to the General Partner. The units have a 10% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest. Following cash distributions of $46 in 2009 and $56 in 2010, and additional investments of $54 in 2010 and $11 in 2011, the Company’s cumulative cash investment totals $493.

•	CRBCI invested $2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment. The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel. The $2,091 was Counsel’s share of the LP’s investment and was funded by Counsel. Subsequent to making the investment in the LP, Counsel sold, to CRBCI, the economic benefit of its indirect investment in Polaroid in return for a loan (under a pre-existing loan facility that is discussed in more detail in Note 11) bearing interest at 10% per annum. CRBCI is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment. The economic interest entitles CRBCI to an 8% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the general partner of the Knight’s Bridge Fund’s 20% carried interest. Following additional investments of $11 in 2009, $263 in 2010, and $31 in 2011, and cash distributions of $186 and $233 in 2009 and 2010, respectively, the Company’s cumulative cash investment totals $1,977.

The Company accounts for its investment in the LLC under the equity method. For the years ended December 31, 2010 and 2011, respectively, the Company recorded $14 and $23 as its cumulative share of earnings.

Note 6 – Composition of Certain Financial Statement Captions

Amounts receivable

The Company’s amounts receivable are primarily related to the operations of Counsel RB and its subsidiary, Equity Partners. They consist of three major categories: receivables from Joint Venture partners, receivables from asset sales, and fees and retainers relating to the business of Equity Partners. To date, the Company has not experienced any significant collectability issues with respect to either the receivables from Joint Venture partners or the receivables from asset sales. Given this experience, together with the ongoing business relationships between the Company and its partners, the Company has not yet been required to develop a policy for formal credit quality assessment The Equity Partners business has similarly not required formal credit quality assessments. As the Company’s asset liquidation business continues to develop, more comprehensive credit assessments may be required.

To date the Company has recorded only one interest-bearing note receivable, in the amount of $225. This note was acquired when Counsel RB commenced operations in the second quarter of 2009. It is in default and on non-accrual status. An allowance of $146 was recorded in the fourth quarter of 2010, and a further allowance of $40 was recorded in the second quarter of 2011. Therefore the Company’s recorded investment in financing receivables on non-accrual status is $39 at December 31, 2011. At this time, the Company does not expect to collect interest on this note.

In the first quarter of 2011, the Company acquired a lease receivable in the amount of $248, which is being reduced by monthly payments of $12 that began in April. The lease receivable began accruing interest on April 1, 2011, and at December 31, 2011 had a balance of $148.

At December 31, 2011 the Company has no investment in non-interest bearing financing receivables that are past due. The Company’s single past due receivable, which had a balance of $5 at March 31, 2011, was paid in full during the second quarter.

During the year ended December 31, 2011, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the year ended December 31, 2011.

Amounts receivable consisted of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Accounts receivable
(net of allowance for doubtful accounts of $0; 2010 - $22)	$730	$124
Notes receivable
(net of allowance for doubtful accounts of $186; 2010 - $146)	39	79
Lease receivable	148	—
	$917	$203

Goodwill

At December 31, 2011 the Company’s goodwill relates to its acquisition of Equity Partners in June 2011, as detailed in Note 2. No goodwill impairment was present upon the performance of the impairment tests at December 31, 2011.

The Company recorded a goodwill impairment charge of $173 at December 31, 2010, reducing the carrying value of the goodwill it held at that date to $0. The goodwill related to an investment in a subsidiary company that holds certain of the Company’s patent rights.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at December 31:

	2011	2010
Regulatory and legal fees	$49	$612
Distributions payable to former non-controlling interest	—	766
Accounting, auditing and tax consulting	169	118
Due to Joint Venture partners	89	178
Customer deposits	—	313
Patent licensing and maintenance	8	118
Sales and other taxes	66	81
Remuneration and benefits	402	228
Other	72	141
	$855	$2,555

Note 7 – Debt

At December 31, 2011 and 2010, the Company’s only outstanding debt was a revolving credit facility (the “Credit Facility”), which had a balance of $3,091 and $4,485 at December 31, 2011 and 2010, respectively. The revolving credit facility is provided to Counsel RB by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement dated as of June 2, 2009 and most recently amended as of March 1, 2011 (the “Loan Agreement”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $10,000, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At December 31, 2011, $4,303 of such assets served as collateral for the loan. Effective March 1, 2011, a monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $10,000 and the average loan amount outstanding during the month. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel. At December 31, 2011 and 2010 the Company was in compliance with all covenants of the facility.

Note 8 – Commitments and Contingencies

At December 31, 2011, CRBCI has no commitments other than its accounts payable, accrued liabilities and operating leases on its offices in New York, California and Maryland, which expire on December 31, 2015, September 30, 2013 and April 30, 2012, respectively. The annual lease obligations are as shown below:

2012	$160
2013	$154
2014	$141
2015	$148

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

Note 10 – Income Taxes

In 2011 the Company recognized a net income tax recovery of $26,317 primarily comprised of a current income tax expense of $238 and a net deferred income tax recovery of $26,555. The net deferred income tax recovery of $26,555 comprises a reversal of a deferred income tax asset of $2,228 at the end of 2010 offset by an additional deferred income tax recovery of $28,783 with respect to the tax effect of available tax loss carry forwards. In 2010 the Company recognized a net income tax recovery of $1,318 as a result of a reversal of a deferred income tax asset of $729 recorded at the end of 2009 offset by an additional deferred income tax recovery of $2,228 with respect to the tax effect of available tax loss carry forwards expected to be utilized in 2011 and a current income tax expense of $181.

The reported tax benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) from continuing operations before taxes for the following reasons:

	2011	2010

Expected federal statutory tax expense	$1,485	$1,202
Increase (reduction) in taxes resulting from:
State income taxes	175	161
Non-deductible items	36	86
Change in valuation allowance attributable to continuing operations, net	(27,789)	(14,277)
Capital loss expiry	125	11,542
Other	(349)	(32)
Income tax expense (recovery)	$(26,317)	$(1,318)

The net change in the valuation allowance (after adjusting for changes in estimates to uncertain tax positions), including discontinued operations, was a decrease of $27,789 and $14,307 for the years ended 2011 and 2010, respectively.

At December 31, 2011, after derecognizing uncertain tax positions as described below, the Company had total net operating loss carryforwards for federal income tax purposes of approximately $83,000. The net operating loss carryforwards expire between 2024 and 2029. A net capital loss of approximately $400 expired in 2011, resulting in a nil carryforward balance. At the end of 2011, following almost three years of consistent profitability from the Company’s asset liquidation business coupled with the acquisition of HGP, the Company believes that it is now more likely than not that it will utilize all of its tax losses against estimated future income for tax purposes. Accordingly, the Company has reversed in full its valuation allowance against its net deferred tax asset balance.

The Company’s utilization of approximately $28,700 of its available net operating loss carryforwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules, in general, provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have, in aggregate, increased by more than 50 percentage points during the immediately preceding three years.

Restrictions in net operating loss carryforwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions may have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel and disposition of business interests by the Company. Pursuant to Section 382 of the Internal Revenue Code, the annual usage of the Company’s net operating loss carryforwards was limited to approximately $2,500 per annum until 2008 and $1,700 per annum thereafter. There is no certainty that the application of these “change in ownership” rules may not recur, resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions, reductions in, or expiry of net operating loss and net capital loss carryforwards may occur through future merger, acquisition and/or disposition transactions or failure to continue a significant level of business activities. Any such additional limitations could require the Company to pay income taxes on its future earnings and record an income tax expense to the extent of such liability, despite the existence of such tax loss carryforwards. Furthermore, any such additional limitations may result in the Company having to reverse all or a portion of its deferred tax balance or set up a valuation allowance at such time.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carryforwards available to shield income which is attributable to a particular state from being subject to tax in that particular state.

The components of the deferred tax asset and liability as of December 31 (after derecognizing uncertain tax positions) are as follows:

	2011	2010

Net operating loss carry forwards	$28,293	$29,222
Net capital loss carry forwards	2	125
Acquired in-process research and development and intangible assets	62	275
Stock-based compensation	241	127
Start-up costs	35	33
Accrued liabilities	—	7
Reserve for accounts receivable	—	2
Other	150	226
Valuation allowance	—	(27,789)
Total deferred tax assets	28,783	2,228
Deferred tax liabilities	—	—
Net deferred tax assets	$28,783	$2,228

Uncertain Tax Positions

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Upon adoption of this principle, effective January 1, 2007, the Company derecognized certain tax positions that, upon examination, more likely than not would not have been sustained as a recognized tax benefit. As a result of derecognizing uncertain tax positions, the Company has recorded a cumulative reduction in its deferred tax assets of approximately $12,000 associated with prior years’ tax benefits, which are not expected to be available primarily due to change of control usage restrictions, and a reduction in the rate of the tax benefit associated with all of its tax attributes.

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2011, the unrecognized tax benefit has been determined to be $12,059, which is unchanged from the balance as of December 31, 2010:

Beginning unrecognized tax benefit	$12,059
Increase (decrease) related to prior year positions	—
Increase (decrease) related to current year positions	—
Ending unrecognized tax benefit	$12,059

In the unlikely event that these tax benefits are recognized in the future, there should be no impact on the Company’s effective tax rate, unless recognition occurs at a time when all of the Company’s other historic tax loss carryforwards have been utilized. In such circumstances, the amount recognized at that time should result in a reduction in the Company’s effective tax rate.

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

The Company, until recently, has had a history of incurring annual tax losses, beginning in 1991. All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carryforwards against income for tax purposes in the later year. The Company applied historic tax loss carryforwards to offset income for tax purposes in 2008, 2010 and 2011, respectively. The 2008 through 2011 taxation years remain open for audit.

Note 11 – Related Party Transactions

Transactions with Counsel

At December 31, 2011 the Company had a receivable from Counsel in the amount of $595, as compared to a receivable of $392 at December 31, 2010. In the course of its operations, the Company may receive advances from Counsel under an existing loan facility (the “Counsel Loan”). The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

As consideration for Counsel’s assistance, during the second quarter of 2010, in completing a transaction in Canada, Counsel RB paid Counsel a fee of $25.

Counsel Management Services

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”). Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel. The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI. For the years ended December 31, 2011 and 2010, the cost was $360. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. The Company expects that Counsel will continue to provide these services in 2012 on the same cost basis.

In addition to the above, during the year ended December 31, 2011, $70 was charged to the Company for Counsel services relating to the operations of Counsel RB. There was no similar charge in 2010.

Transactions with Other Related Parties

The Company leases office space in White Plains, NY and Los Angeles, CA as part of the operations of Counsel RB. The premises in White Plains are owned by an entity that is controlled by a Co-CEO of Counsel RB and the Company. During 2011 and 2010, the Company paid rent of $122 and $74, respectively, to the entity. The premises in Los Angeles are owned by an entity that is controlled by a Co-CEO of Counsel RB and the Company. During 2011 and 2010, the Company paid rent of $26 and $7, respectively, to the entity.

On November 30, 2010, the Company acquired the 25% non-controlling interest in Counsel RB owned by Counsel RB’s Co-CEOs. This transaction is discussed in more detail in Note 2.

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

Note 13 – Capital Stock

	Number of Shares		Capital Stock
Issued and outstanding	2011	2010	2011	2010

Common shares, $0.01 par value	27,117,450	25,960,080	$271	$259

Class N preferred shares, $10.00 par value	592	592	$6	$6

The Company’s authorized capital stock consists of 300,000,000 common shares, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $10.00 per share.

On March 15, 2011, the Company issued 1,000,000 shares, for net proceeds of $1,803, through a private placement. On June 23, 2011, as discussed in Note 2, the Company issued 122,950 shares in connection with Counsel RB’s acquisition of Equity Partners. During the third and fourth quarters of 2011, the Company issued 26,275 and 8,145 shares, respectively, due to option exercises.

In December 2010 the Company issued 3,242,000 common shares in exchange for the minority interest in Counsel RB, as discussed in Note 2.

Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The value of each Class N preferred share is $1,000, and each share is convertible to 40 common shares at the rate of $25 per common share. During 2011 and 2010, none of the Company’s Class N preferred stock was converted into common stock. At December 31, 2011 and 2010, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 14 – Stock-Based Compensation

Stock- Based Compensation Plans

At December 31, 2011, the Company had six stock-based compensation plans, which are described below. All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2011 and 2010, there were no options outstanding under the 1995 Director Plan.

1995 Employee Stock Option and Appreciation Rights Plan

The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the grant of incentive stock options, non-qualified stock options, and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options, which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as for the grant of non-qualified options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of incentive and non-qualified options. To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2011 and 2010, there were no options outstanding under the 1995 Employee Plan.

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

As of December 31, 2011, there were options to purchase 231,198 shares (2010 – 234,163 shares) of the Company’s common stock outstanding under the 1997 Plan. 225,000 options with an exercise price of $0.66 per share were vested at December 31, 2011 and 2010. 6,198 options with exercise prices of $1.40 to $2.40 per share were vested at December 31, 2011 (2010 – 9,163 options with exercise prices of $1.40 to $15.62 per share). The options with an exercise price of $0.66 must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company. The remaining options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2011 and 2010, no options to purchase shares of common stock were issued, and during 2011 2,965 options expired (2010 - 1,948). There were no exercises during 2011 or 2010.

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2011, there were options to purchase 1,430,000 shares (2010 - 493,250 shares) of the Company’s common stock outstanding under the 2003 Plan. The outstanding options vest over four years at exercise prices ranging from $0.08 to $2.40 per share. During 2011, 1,040,000 options (2010 – 40,000 options) were granted, and 50,000 options were exercised (2010 – 0). During 2011, 53,250 options to purchase shares of common stock were forfeited or expired (2010 – 225,000). No SARs have been issued under the 2003 Plan.

2010 Non-Qualified Stock Option Plan

In the fourth quarter of 2010, the Company’s Board of Directors approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board of Directors (or a committee appointed by the board). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2011, 1,250,000 options with an exercise price of $1.83, vesting over four years, were granted under the 2010 Plan (2010 – 0).

Equity Partners Stock Option Plan

In the second quarter of 2011, the Company’s Board of Directors approved the Equity Partners Stock Option Plan (the “Equity Partners Plan”) to allow the Company to issue options to purchase common stock as a portion of the purchase price of Equity Partners. The Company reserved 230,000 shares of common stock for issuance upon exercise of options granted under the Equity Partners Plan. During 2011 230,000 options with an exercise price of $1.83, vesting immediately, were granted under the Equity Partners Plan. There were no exercises or forfeitures during 2011.

Other options

During 1997 and 2001, the Company issued options to purchase 60,500 shares of common stock (10,500 of which were issued under the 1997 Recruitment Stock Option Plan) to consultants at exercise prices ranging from $97.50 to $168.75 (repriced to $78.00 on December 13, 1998), which was based on the closing price of the stock at the grant date. At December 31, 2010 there remained 833 options outstanding, all of which expired during 2011.

Stock-Based Compensation Expense

Total compensation cost related to stock options in 2011 and 2010 was $296 and $46, respectively. During 2011, a tax benefit of $44 was recognized in connection with the exercise of 50,000 options. No tax benefit from stock-based compensation was recognized in 2010, as no options were exercised. During 2011, the Company received $17 of cash in connection with the exercise of options; the Company’s stock-based compensation had no effect on its cash flows during 2010. Option holders are not entitled to receive dividends or dividend equivalents.

During 2011, the Company granted a total of 2,520,000 options. Of these, 2,250,000 were issued to officers and employees of the Company and its parent, Counsel. 230,000 were issued to the former owners of Equity Partners in connection with the Company’s acquisition of Equity Partners, and 40,000 were issued to the Company’s independent directors in accordance with their standard compensation. During 2010 the only options granted were 40,000 to the Company’s independent directors. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2011	2010
Risk-free interest rate	1.49% - 2.90%	1.40%
Expected life (years)	4.75 – 6.80	4.75
Expected volatility	262% - 323%	257.8%
Expected dividend yield	Zero	Zero
Expected forfeitures	Zero	Zero

The risk-free interest rates are those for U.S. Treasury constant maturities, for terms matching the expected term of the option. The expected life of the options is calculated according to the simplified method for estimating the expected term of the options, based on the vesting period and contractual term of each option grant. In 2011, expected volatility was based on the Company’s historical volatility; for 2010, expected volatility was based on a combination of the Company’s historical volatility and peer group volatility. The Company has never paid a dividend on its common stock and therefore the expected dividend yield is zero.

The following summarizes the changes in common stock options for the years ended December 31, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	728,246	$0.89	994,027	$6.02
Granted	2,520,000	$1.88	40,000	$0.08
Exercised	(50,000)	$0.90	—	$—
Expired	(57,048)	$2.73	(305,781)	$17.47
Forfeited	—	$—	—	$—
Outstanding at end of year	3,141,198	$1.65	728,246	$0.89

Options exercisable at year end	791,198	$1.08	630,746	$0.98

Weighted-average fair value of options granted during the year		$0.93		$0.08

As of December 31, 2011, the total unrecognized stock-based compensation expense related to unvested stock options was $1,595, which is expected to be recognized over a weighted-average period of forty-two months.

At December 31, 2011, the Company’s closing stock price was $1.80. 658,000 of the outstanding options had an exercise price less than or equal to $1.80, with the average exercise price being $0.73, and 558,000 of these options were vested at December 31, 2011.

The following summarizes the changes in unvested common stock options for the years ending December 31, 2011 and 2010:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Unvested at December 31, 2010	97,500	$0.29
Granted	2,520,000	$0.93
Vested	(267,500)	$1.77
Expired	—	$—
Unvested at December 31, 2011	2,350,000	$0.83

		Weighted
		Average
		Grant Date
	Options	Fair Value
Unvested at December 31, 2009	198,750	$0.48
Granted	40,000	$0.08
Vested	(141,250)	$0.50
Expired	—	$—
Unvested at December 31, 2010	97,500	$0.29

The total fair value of options vesting during the years ending December 31, 2011 and 2010 was $474 and $70, respectively. The unvested options have no associated performance conditions. Therefore, the Company expects that, barring the departure of individual directors or employees, all of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2011:

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Options	Remaining	Exercise	Number	Remaining	Exercise
Exercise price	Outstanding	Life (years)	Price	Exercisable	Life (years)	Price
$0.08 to $ 1.40	658,000	2.30	$0.73	558,000	1.78	$0.76
$1.83	1,730,000	8.29	$1.83	230,000	6.48	$1.83
$1.97 to $ 2.40	753,198	6.51	$2.03	3,198	1.02	$2.40
	3,141,198	6.61	$1.65	791,198	3.14	$1.08

Note 15 – Segment Reporting

From 2005 until the second quarter of 2009, the Company operated in a single business segment, Patent Licensing. With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation.

There are no material inter-segment revenues. The Company’s business is conducted principally in the U.S. and Canada. The table below presents information about the segments of the Company as of and for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31, 2011
	Reportable Segments
	Asset	Patent
	Liquidation	Licensing	Total
Revenues from external customers	$17,238	$—	$17,238
Earnings from equity accounted asset liquidation investments	2,183	—	2,183
Other income	30	—	30
Interest expense	245	—	245
Depreciation and amortization	2	—	2
Segment income from continuing operations	5,593	(86)	5,507
Investment in equity accounted asset liquidation investees	3,455	—	3,455
Segment assets	8,801	28	8,829

	For the Year Ended December 31, 2010
	Reportable Segments
	Asset	Patent
	Liquidation	Licensing	Total
Revenues from external customers	$3,266	$—	$3,266
Earnings from equity accounted asset liquidation investments	7,586	—	7,586
Other income (expense)	(387)	(173)	(560)
Interest expense	272	—	272
Depreciation and amortization	—	—	—
Segment income (loss) from continuing operations	6,114	(305)	5,809
Investment in equity accounted asset liquidation investees	3,548	—	3,548
Segment assets	10,677	28	10,705

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Total other income and earnings from equity investments for reportable segments	$2,213	$7,026
Unallocated other income and earnings from equity investments from corporate accounts	28	362
	$2,241	$7,388

Total interest expense for reportable segments	$245	$272
Unallocated interest expense from third party debt	—	—
Unallocated interest expense from related party debt	—	64
	$245	$336

Total depreciation and amortization for reportable segments	$2	$—
Other unallocated depreciation from corporate assets	—	—
	$2	$—

Total segment income	$5,507	$5,809
Other income	28	362
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(1,139)	(1,275)
Income tax recovery	26,317	1,318
Net income from continuing operations	$30,713	$6,214

Segment assets	$8,829	$10,705
Intangible assets not allocated to segments	—	—
Other assets not allocated to segments(1)	38,318	5,981
	$47,147	$16,686

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 16 – Subsequent Events

The Company has evaluated its operations during the period subsequent to December 31, 2011 and has one non-recognized subsequent event.

On February 29, 2012, the Company completed the acquisition of Heritage Global Partners, Inc. (“HGP”), a full-service, global auction and asset advisory firm. The Company acquired 100% of the outstanding equity of HGP in return for consideration consisting of 1,000,000 common shares of the Company, 625,000 options to purchase common shares of the Company with an exercise price of $2.00 per share, cash of $3,000 and promissory notes in the aggregate amount of $1,000. Following the transaction, the Company entered into employment agreements with the two principals and former owners of HGP.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning	Costs and	Deductions		End of
Description	of Period	Expenses	(a)	Other	Period
Allowance for doubtful accounts:
December 31, 2010	$6	$168	$—	$—	$174
December 31, 2011	$174	$40	$22	$—	$192

(a)	Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

S-1

8600 North 87th Street, LLC

(A Limited Liability Company)

Financial Statements

(Unaudited)

December 31, 2011

8600 North 87th Street, LLC

(A Limited Liability Company)

Balance Sheet

(Unaudited)

As at December 31,

	2011 $	2010 $
ASSETS

Current assets:
Cash	3,000	1,606,570
Other current assets		90
Total current assets	3,000	1,606,660
Other assets		-
Total assets	3,000	1,606,660

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accrued liabilities	3,000	1,606,660
Total liabilities	3,000	1,606,660

Commitments and guarantees

Members’ equity:
Members’ contributions (distributions)	(101,610)	(4,121,752)
Retained earnings	101,610	4,121,752
Total members’ equity	-	-
Total liabilities and members’ equity	3,000	1,606,660

The accompanying notes are an integral part of these financial statements

8600 North 87th Street, LLC

(A Limited Liability Company)

Statement of Operations

(Unaudited)

For the period

	January 1 To December 31 2011 $	August 2 To December 31 2010 $

Revenue
Asset liquidation	12,500	8,155,645
Total revenue	12,500	8,155,645

Operating costs and expenses
Asset liquidation	-	3,797,639
Other expenses(recoveries)	(101,605)	236,243
Selling, general & administrative expense	12,494	11
Total operating cost and expenses	(89,110)	4,033,893

Net Income and comprehensive income	101,610	4,121,752

The accompanying notes are an integral part of these financial statements

8600 North 87th Street, LLC

(A Limited Liability Company)

Statement of Cash Flows

(Unaudited)

For the period

	January 1 To December 31 2011 $	August 2 To December 31 2010 $
Cash flows from operating activities
Net income	101,610	4,121,752
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Other current assets	90	(90)
Accrued liabilities	(1,603,660)	1,606,660

Net cash provided by operating activities	(1,501,960)	5,728,322

Cash flows from financing activities
Partners’ capital contributions	-	3,502,750
Partners’ capital distributions	(101,610)	(7,624,502)

Net cash provided by financing activities	(101,610)	(4,121,752)

Increase in cash	(1,603,570)	1,606,570

Cash, beginning of period	1,606,570	-

Cash, end of period	3,000	1,606,570

The accompanying notes are an integral part of these financial statements

S-5

8600 North 87th Street, LLC

(A Limited Liability Company)

Statement of Members’ Equity

(Unaudited)

For the period

	January 1 To December 31 2011 $	August 2 To December 31 2010 $

Opening balance	-	-

Capital contributions	-	3,502,750

Capital distributions	(101,610)	(7,624,502)

Net income for period	101,610	4,121,752

Balance, end of year	-	-

The accompanying notes are an integral part of these financial statements

8600 North 87th Street, LLC

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

December 31, 2011

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

Cash and cash equivalents

The Company holds an operating balance with a financial institution in New York City. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts. As at December 31, 2011 and 2010, the Company did not hold any cash equivalents.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2011, the carrying values of the Company’s cash and accrued liabilities approximate fair value. There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. The fair value hierarchy does not apply to the financial instruments noted above, with the exception of cash. The Company considers the fair value of cash to be Level 1 within the hierarchy.

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

Recent and future accounting pronouncements

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued accounting pronouncements and regulations during 2011 that will become effective in subsequent periods. The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

The Company also incurred expenditures in 2010 with a party that is related to Harry Davis LLC of $110,596 related to the auction of the equipment.

Note 4 – Commitments and Guarantees

At December 31, 2011, the Company has no commitments or guarantees.

Note 5– Subsequent Events

The Company has evaluated its operations during the period subsequent to December 31, 2011 up to March 15, 2012. There have been no material events requiring disclosure in these financial statements.

S-8

Twinsburg Joint Venture

financial statements

December 31, 2011

(Unaudited)

Twinsburg Joint Venture

Balance Sheet

(Unaudited)

As at December 31,

Twinsburg Joint Venture

Balance Sheet

(Unaudited)

As at December 31,

	2011	2010
	$	$
ASSETS

Current Assets
Due from joint venture partner (Note 3)	856,157	951,937
Accounts receivable	500,000	2,816,174
Inventory	-	2,246,045

Total Assets	1,356,157	6,014,156

LIABILITIES AND PARTNERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	-	2,746,972

Total Liabilities	-	2,746,972

Commitments and Contingencies (Notes 1 and 5)
Subsequent Events (Note 6)

Partners’ Equity	1,356,157	3,267,184

Total Liabilities and Partners’ Equity	1,356,157	6,014,156

(The accompanying notes are an integral part of these financial statements)

Twinsburg Joint Venture

Statement of Operations

(Unaudited)

For the Period

	January 1	March 18
	To	To
	December 31	December 31,
	2011	2010
	$	$

Revenue (Note 4)	8,595,233	53,634,042

Operating Costs and Expenses
Costs of sales	2,246,045	37,352,872
General and administrative	-	219,752
Selling and distribution	805,591	4,093,349

Total Operating Costs and Expenses	3,051,636	41,665,973

Net Income and Comprehensive Income	5,543,597	11,968,069

(The accompanying notes are an integral part of these financial statements)

Twinsburg Joint Venture

Statement of Cash Flows

(Unaudited)

For the Period

	January 1	March 18
	To	To
	December 31,	December 31,
	2011	2010
	$	$

Operating Activities

Net income for the period	5,543,597	11,968,069

Changes in operating assets and liabilities:
Due to (from) joint venture partner	95,780	(951,937)
Accounts receivable	2,316,174	(2,816,174)
Inventory	2,246,045	(2,246,045)
Accounts payable and accrued liabilities	(2,746,972)	2,746,972

Net Cash Provided by Operating Activities	7,454,624	8,700,885

Financing Activities

Partners’ capital contributions	-	39,598,917
Partners’ capital distributions	(7,454,624)	(48,299,802)

Net Cash Used in Financing Activities	(7,454,624)	(8,700,885)

Increase (decrease) in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	-	-

(The accompanying notes are an integral part of these financial statements)

S-12

Twinsburg Joint Venture

Statement of Partners’ Equity

(Unaudited)

For the Period

	January 1	March 18
	To	To
	December 31,	December 31,
	2011	2010
	$	$

Opening balance	3,267,184	–
Partners’ contributions	-	39,598,917
Net income for the period	5,543,597	11,968,069
Partners’ distributions	(7,454,624)	(48,299,802)

Balance, December 31,	1,356,157	3,267,184

(The accompanying notes are an integral part of these financial statements)

Twinsburg Joint Venture

Notes to the Financial Statements

(Unaudited)

For the year ended December 31, 2011

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

Cash and cash equivalents

The Joint Venture considers, when applicable, all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Joint Venture did not hold any cash equivalents.

Accounts receivable and credit risk

The Joint Venture’s accounts receivable are composed of accounts receivable acquired pursuant to an asset disposition. They are recorded at their fair value at the disposition date. When appropriate, an estimated allowance for doubtful accounts is maintained to reduce the Joint Venture’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. As December 31, 2011, the Joint Venture’s allowance for doubtful accounts was $nil (2010-$nil). At December 31, 2011, included in accounts receivable is a total of $500,000 (2010 - $2,625,000) due from a significant customer of the Joint Venture. At December 31, 2011, included in due from joint venture partner is $856,157 (2010 - $951,937) due from a partner to the Joint Venture. The Joint Venture believes there are no other significant concentrations of credit risk.

Inventory

The Joint Venture’s inventory consists of machinery, equipment and other assets acquired for resale. They are recorded at the lower of cost and net realizable value. As at December 31, 2011, all inventory has been sold.

Warranty

Inventory sold to a significant customer carries a warranty from hidden defects or claims. The Company’s liability is limited to the repair or replacement of the defective items up to a maximum of $2,000,000. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues. At December 31, 2011, the Company had accrued $nil (2010 - $nil) of warranty expenses. As at December 31, 2011, the significant customer has withheld $500,000 (2010 - $1,500,000) to be applied against potential hidden defects or claims (see Note 4). This amount has been included in accounts receivable at December 31, 2011.

Twinsburg Joint Venture

Notes to the Financial Statements

(Unaudited)

For the year ended December 31, 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2011, the carrying values of amounts due from a joint venture partner and accounts receivable approximate fair value due to their nature. There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. The fair value hierarchy does not apply to the financial instruments noted above. There were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of December 31, 2011.

Revenue recognition

Asset liquidation revenue consists of proceeds from the sale of machinery, equipment and other assets acquired for resale through auctions and negotiated sales. Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, legal title has transferred to the customer and collectability is reasonably assured.

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were nil (2010 - $36,886) for the year 2011.

Federal income taxes

The Joint Venture is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of income in their income tax returns.

Other comprehensive income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2011, (2010 - $nil) the Joint Venture has no items that represent other comprehensive income and, therefore, has not included a schedule of other comprehensive income in the financial statements.

Recent and future accounting pronouncements

The FASB, the EITF and the SEC have issued accounting pronouncements and regulations during 2011 that will become effective in subsequent periods. The Joint Venture’s management does not believe that these pronouncements will have a significant impact on the Joint Venture’s financial statements at the time they become effective.

Note 3 – Due from Joint Venture Partner

In the normal course of the Joint Venture’s operations, a partner of the Joint Venture collects partner contributions and proceeds from certain sales of inventory and makes partner distributions and settles expenses incurred by and on behalf of the Joint Venture. At December 31, 2011, the balance due from this partner to the Joint Venture from these activities was $856,157 (2010 - $951,937).

Note 4 – Major Customers

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

Twinsburg Joint Venture

Notes to the Financial Statements

(Unaudited)

For the year ended December 31, 2011

Period from March 18, 2010 (Date of Inception) to December 31, 2010 $

Customer 1	34,160,000
Customer 2	11,000,000

Total	45,160,000

Note 5 – Commitments and Contingencies

In the normal course of its business, the Joint Venture may be subject to contingent liabilities with respect to inventory sold.  At December 31, 2011, the Joint Venture is contingently liable for up to $500,000 (2010 -$2,000,000) with respect to possible claims arising from a sale of inventory. The purchaser has withheld $500,000 of the purchase price as security for any such claims. At December 31, 2011 the Joint Venture does not expect any of these potential liabilities, individually or in the aggregate, to have a material adverse effect on its assets or operations.

Note 6 – Subsequent Events

The Joint Venture has evaluated its operations during the period subsequent to December 31, 2011 up to Mar 15, 2012, the date these financial statements were available to be issued. There have been no material subsequent events requiring disclosure in these financial statements.

9214-6463 Limited Partnership

Financial Statements

January 31, 2012

(Unaudited)

9214-6463 Limited Partnership

Balance Sheet

(Unaudited)

As at January 31

	2012	2011

Asset
Cash	52,438	111,612
Receivables	209	22,748

	52,647	134,360

Liabilities
Accounts payable and accrued liabilities	24,016	80,057

Contingencies (Note 3)

Partners' Capital	28,631	54,303

	52,647	134,360

The accompanying notes are an integral part of these financial statements

S-18

9214-6463 Limited Partnership

Statement of Operations

(Unaudited)

For the year ended January 31

	2012	2011

Revenue from auction	-	25,699,640

Expenses
Equipment purchased for auction	-	10,704,600-
Advertising and promotion	-	193,621
Commissions	-	2,900,205
Office	1,607	490,922
Professional fees	21,179	242,472
Salaries, wages and benefits	1,500	203,607
Utilities	1,386	607,731

	25,672	15,345,158

Net income (loss)	(25,672)	10,354,482

The accompanying notes are an integral part of these financial statements

9214-6463 Limited Partnership

Statement of Partners' Capital

(Unaudited)

For the year ended January 31

	2012	2011

Balance, beginning of period	54,303	12,228,573

Contributions	-	248,561
Withdrawals	-	(22,777,313)
Net income (loss)	(25,672)	10,354,482

Balance, end of period	28,631	54,303

The accompanying notes are an integral part of these financial statements

S-20

9214-6463 Limited Partnership

Statement of Cash Flows

(Unaudited)

For the year ended January 31

	2012	2011

Cash provided by (used for) the following activities:
Operating activities
Net income (loss)	(25,672)	10,354,482
Changes in working capital accounts
Goods and services tax	22,539	1,390,606
Deposits	-	82,370
Accounts payable and accrued liabilities	(56,041)	(68,316)
Assets held for sale	-	10,500,000

	(59,174)	22,259,142

Financing
Contributions by partners	-	248,561
Withdrawals by partners	-	(22,777,313)

	-	(22,528,752)

Increase (decrease) in cash	(59,174)	(269,610)

Cash, beginning of year	111,612	381,222

Cash, end of year	52,438	111,612

The accompanying notes are an integral part of these financial statements

9214-6463 Limited Partnership

Notes to the Financial Statements

(Unaudited)

January 31, 2012

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
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") A summary of significant accounting policies are set out below.

Basis of presentation

These financial statements reflect only the assets, liabilities, revenues and expenses of the Partnership and therefore do not include the assets, liabilities, revenues or expenses of the Partners or the liability of the Partners for income taxes on earnings of the Partnership.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

9214-6463 Limited Partnership

Notes to the Financial Statements

(Unaudited)

January 31, 2012

4.	Financial instruments
Fair value of financial instruments
The fair value of cash, goods and services tax recoverable and accounts payable and accrued liabilities is approximately equal to their carrying value given their short-term maturity date.

5.	Future accounting pronouncements

The FASB, the Emerging Issues Task Force and the Securities Exchange Commission have issued certain accounting pronouncements and regulations during 2011 that will become effective in subsequent months. The Partnership's management does not believe that these pronouncements and regulations will have a significant impact on the Partnership's financial statements at the time they become effective.

