Form 10-Q
period 2012-03-31
Counsel RB Capital Inc.
filed 2012-05-14
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(416) 866-3000
(Registrant’s Telephone Number)

N/A

(Registrant’s Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 8, 2012, there were 28,135,228 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	As of March 31, 2012	As of December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$5,630	$6,672
Amounts receivable (net of allowance for doubtful accounts of $186; 2011 - $186)	1,660	917
Receivables from related parties	2,595	595
Deposits	2,029	69
Inventory – equipment	763	1,013
Other current assets	200	148
Deferred income tax assets	2,415	2,419
Total current assets	15,292	11,833
Other assets:
Inventory – real estate	1,073	2,131
Asset liquidation investments	1,032	3,455
Investments	2,588	2,772
Property, plant and equipment	52	19
Goodwill	8,613	573
Deferred income tax assets	26,129	26,364
Total assets	$54,779	$47,147

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,669	$855
Income taxes payable	117	261
Debt payable to third parties	456	3,091
Debt payable to related parties	1,003	—
Total liabilities	8,245	4,207

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at March 31, 2012 and December 31, 2011, liquidation preference of $592 at March 31, 2012 and December 31, 2011	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,135,228 shares at March 31, 2012 and 27,117,450 shares at December 31, 2011	281	271
Additional paid-in capital	281,602	278,408
Accumulated deficit	(235,355)	(235,745)
Total equity	46,534	42,940
Total liabilities and equity	$54,779	$47,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

	Three months ended
(In thousands of US dollars, except share and per share amounts)	March 31,
	2012	2011

Revenue:
Asset liquidation
Asset sales	$1,850	$598
Commissions and other	1,184	136
Total asset liquidation revenue	3,034	734

Operating costs and expenses:
Asset liquidation	1,533	439
Inventory maintenance	3	1,170
Patent licensing and maintenance	26	57
Selling, general and administrative	1,582	823
Expenses paid to related parties	157	145
Depreciation	3	—
Total operating costs and expenses	3,304	2,634
	(270)	(1,900)
Earnings of equity accounted asset liquidation investments	1,069	1,560
Operating income (loss)	799	(340)
Other income (expenses):
Other income	10	—
Interest expense	(59)	(84)
Total other income (expenses)	(49)	(84)

Income (loss) before the undernoted	750	(424)
Income tax expense (recovery)	313	(598)
Earnings (loss) of other equity accounted investments (net of $0 tax)	(47)	15
Net income and comprehensive income	$390	$189

Weighted average common shares outstanding (in thousands):
Basic	27,484	26,149
Diluted	27,844	26,182

Weighted average preferred shares outstanding (in thousands):
Basic and diluted	1	1

Earnings per share – basic:
Common shares	$0.01	$0.01
Preferred shares	$0.57	$0.29

Earnings per share –diluted:
Common shares	$0.01	$0.01
Preferred shares	$0.56	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended March 31, 2012

(in thousands of US dollars, except share amounts)
(unaudited)

`	Preferred stock		Common stock		Additional paid-in	Accumulated Earnings
	Shares	Amount	Shares	Amount	capital	(Deficit)	Total

Balance at December 31, 2010	592	$6	25,960,080	$259	$275,641	$(266,458)	$9,448
Issuance of common stock	—	—	1,122,950	12	1,995	—	2,007
Exercise of options	—	—	34,420	—	16	—	16
Issuance of options	—	—	—	—	460	—	460
Compensation cost related to stock options	—	—	—	—	296	—	296
Net income	—	—	—	—	—	30,713	30,713
Balance at December 31, 2011	592	6	27,117,450	271	278,408	(235,745)	42,940
Issuance of common stock	—	—	1,000,000	10	1,940	—	1,950
Exercise of options	—	—	17,778	—	8	—	8
Issuance of options	—	—	—	—	1,131	—	1,131
Compensation cost related to stock options	—	—	—	—	115	—	115
Net income	—	—	—	—	—	390	390
Balance at March 31, 2012	592	$6	28,135,228	$281	$281,602	$(235,355)	$46,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands of US dollars)	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$390	$189
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest added to principal of third party debt	8	11
Amortization of financing costs on debt payable to third party	9	4
Accrued interest added to principal of related party debt	3	—
Stock-based compensation expense	115	18
Loss (earnings) of other equity accounted investments	47	(15)
Deferred income tax assets	235	—
Depreciation and amortization	3	—

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	102	(235)
Decrease (increase) in lease receivable	34	(248)
Decrease (increase) in deposits	(1,960)	6
Decrease (increase) in inventory	1,308	(2,032)
Decrease (increase) in asset liquidation investments	2,423	981
Decrease (increase) in other assets	(5)	193
Decrease (increase) in deferred income tax assets	4	(563)
Increase (decrease) in accounts payable and accrued liabilities	3,100	(1,457)
Decrease in income taxes payable	(144)	(110)
Net cash provided by (used in) operating activities	5,672	(3,258)

Cash flows from investing activities:
Net cash paid for business acquisition	(2,344)	—
Investment in other equity accounted investments	(20)	(21)
Cash distributions from other equity accounted investments	157	1
Net cash used in investing activities	(2,207)	(20)

Cash flows from financing activities:
Proceeds of debt payable to third parties	2,158	1,898
Repayment of debt payable to third parties	(4,801)	(922)
Proceeds of debt payable to a related party	178	—
Repayment of debt payable to a related party	(2,050)	—
Proceeds from exercise of options to purchase common shares	8	—
Proceeds from issuance of common shares, net of share issuance costs	—	1,803
Net cash provided by (used in) financing activities	(4,507)	2,779
Decrease in cash	(1,042)	(499)
Cash and cash equivalents at beginning of period	6,672	2,608
Cash and cash equivalents at end of period	$5,630	$2,109

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$1,950	$—
Issuance of options to purchase common stock in exchange for assets of acquired business	1,131	—

Supplemental cash flow information:
Taxes paid	$218	$108
Interest paid	56	38

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of Counsel RB Capital Inc. together with its subsidiaries, including Counsel RB Capital LLC (“Counsel RB”), Equity Partners CRB LLC, Heritage Global Partners, Inc., C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “CRBCI”, the “Company”, “we” or “our” in these financial statements. Our unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which CRBCI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In our opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012.

Certain items in the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2011 have been reclassified to conform to current year presentation. These changes had no effect on previously reported net income or stockholders’ equity.

The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2012.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these policies in the first quarter of 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results from joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. Although ASU 2011-04 is largely consistent with the existing US GAAP fair value measurement principles, it expands existing disclosure requirements and makes other amendments. ASU 2011-04 is effective for interim or annual reporting periods beginning after December 15, 2011, with early adoption not permitted. The Company adopted ASU 2011-04 in the first quarter of 2012; its adoption did not have a material effect on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers certain provisions of ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI. Both ASU 2011-05 and 2011-12 are effective for interim or annual reporting periods beginning after December 15, 2011, with early adoption permitted. The guidance must be applied retrospectively for all periods presented in the financial statements. The Company adopted ASU 2011-05 and ASU 2011-12 in the first quarter of 2012. However, because the Company has no OCI in any of the periods presented, the adoptions had no effect on the Company’s consolidated financial statements.

The FASB, the Emerging Issues Task Force and the SEC have issued other accounting pronouncements and regulations during 2011 and 2012 that will become effective in subsequent periods. The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 3 – Acquisition of Heritage Global Partners, Inc.

On February 29, 2012 the Company acquired all of the issued and outstanding capital stock in Heritage Global Partners, Inc. (“Heritage Global Partners”), a full-service, global auction and asset advisory firm. The acquisition of Heritage Global Partners is consistent with CRBCI’s strategy to expand the services provided by its asset liquidation business. In connection with the acquisition, CRBCI entered into employment agreements with the previous owners and employees of Heritage Global Partners.

The cost of the acquisition was satisfied by the payment of $3,000 in cash, the issuance of promissory notes (the “Promissory Notes”) totaling $1,000, the issuance of 1,000,000 CRBCI common shares valued at $1.95 per share and the granting of options to purchase 625,000 CRBCI common shares with a fair value of $1.8092 per option. The acquisition included other terms and conditions that are customary for agreements of this nature. A copy of the asset purchase agreement is attached as an exhibit to this Quarterly Report on Form 10-Q.

The following table summarizes the consideration paid for Heritage Global Partners and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

At February 29, 2012
$
Consideration
Cash	3,000
Promissory Notes, net of receivable from owners	872
Equity instruments:
1,000,000 CRBCI common shares	1,950
625,000 options to purchase CRBCI common shares at $2.00 per share	1,131
Fair value of total consideration	6,953

Acquisition related costs (included in selling, general, and administrative expenses in CRBCI’s condensed consolidated statement of operations for the three months ended March 31, 2012)	81

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	656
Accounts receivable	878
Deposits	20
Prepaid expenses	35
Property, plant and equipment	37
Goodwill	8,041
Accounts payable and accrued liabilities	(1,190)
Client liability account	(1,424)
Short-term note payable	(100)
Total identifiable net assets	6,953

The fair value of the 1,000,000 CRBCI common shares issued as part of the consideration was determined using the closing price of the shares on February 28, 2012. The fair value of the 625,000 options to purchase CRBCI common shares was determined using the Black-Scholes Option Pricing Model. Inputs to the model included an expected volatility of 133%, a risk-free interest rate of 1.25%, an expected life of 4.75 years, and an expected dividend yield of zero.

The Promissory Notes are due in full on August 31, 2012, and bear interest at the U.S. Prime Rate.

The fair value of the accounts receivable is the value as reported in the above table, and includes an allowance of $0.

The allocation of the purchase price, as reported above, is provisional pending final determination, within a year of the acquisition date, of the valuation of all of the assets and liabilities, with the exception of cash.

The only transactions recognized separately from the acquisition were approximately $81 of professional fees incurred by the Company, which were expensed in the period.

Note 4 – Stock-based Compensation

At March 31, 2012 the Company had seven stock-based compensation plans. Six of these are described more fully in Note 14 to the audited consolidated financial statements contained in the Company’s most recently filed Annual Report on Form 10-K. A new plan, the Heritage Global Partners Plan (the “HGP Plan”) was set up to facilitate the issue of options as part of the acquisition of Heritage Global Partners. It is similar to the Company’s 2003 Stock Option and Appreciation Rights Plan, except that options issued under the HGP Plan survive termination of employment.

The Company’s total compensation cost related to stock options is $115 and $18 for the three months ended March 31, 2012 and 2011, respectively. The fair value compensation costs of unvested stock options in the first three months of 2012 and 2011 were determined using the Black-Scholes Option Pricing Model for grant dates between 2007 and 2012. Historical inputs to the model included expected volatility between 133% and 323%, risk-free interest rates between 0.94% and 1.93%, expected lives of 4.75 or 6.25 years, and an expected dividend yield of zero. The Company’s estimated forfeiture rate of its stock options is nil.

During the first three months of 2012, the Company recognized a tax benefit of $16, related to the exercise of options to purchase common stock. No tax benefit from stock-based compensation was recognized in the first three months of 2011, as no options were exercised. The Company’s stock-based compensation provided $8 in financing cash flows during the first three months of 2012, due to the exercise of 21,750 options, and had no effect on its cash flows during the first three months of 2011.

On February 29, 2012, 625,000 options, having an exercise price of $2.00 and a fair value of $1.8092, were granted to the former owners of Heritage Global Partners, as part of the Company’s acquisition of Heritage Global Partners. The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 133%, a risk-free interest rate of 1.25%, an expected term of 4.75 years, and an expected dividend yield of zero. No similar grants were made during the first three months of 2011.

On March 28, 2012, 265,000 options, having an exercise price of $2.00 and a fair value of $1.7251, were granted to employees. These options are part of the 2003 Stock Option and Appreciation Rights Plan. The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 135%, a risk-free interest rate of 1.32%, an expected term of 4.75 years, and an expected dividend yield of zero. During the first three months of 2011, similar grants of 1,540,000 options were made to employees, officers and directors of the Company, and to a consultant.

The following summarizes the changes in common stock options for the three months ended March 31, 2012 and 2011, respectively:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	3,141,198	$1.65
Granted	890,000	$2.00
Exercised	(21,750)	$0.63
Forfeited	(250,000)	$1.83
Expired	(1,250)	$1.40
Outstanding at March 31, 2012	3,758,198	$1.72

Options exercisable at March 31, 2012	1,120,698	$1.28

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	728,246	$0.89
Granted	1,540,000	$1.81
Expired	(6,215)	$8.29
Outstanding at March 31, 2011	2,262,031	$1.49

Options exercisable at March 31, 2011	654,531	$0.88

Note 5 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“EPS”) using the two-class method. The two-class method is required because the Company’s Class N preferred shares, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

In periods in which the Company has a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the preferred stock does not participate in losses.

Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the three months ending March 31, 2012, the net effect of including 635,000 potential common shares did not change the EPS amount for each common share, and reduced EPS by $0.01 for each preferred share. For the three months ended March 31, 2011, the net effect of including 80,000 potential common shares did not change the EPS amount, and therefore diluted EPS equals basic EPS.

Potential common shares that were not included in the computation of diluted earnings per share because they would have been anti-dilutive are as follows:

	March 31,
	2012	2011

Assumed exercise of options to purchase shares of common stock	3,123,198	2,182,031

Note 6 – Composition of Certain Financial Statement Items

Amounts receivable

The Company’s amounts receivable are primarily related to the operations of Counsel RB, its subsidiary, Equity Partners, and Heritage Global Partners. They consist of three major categories: receivables from Joint Venture partners, receivables from asset sales, and fees and retainers relating to the businesses of Equity Partners and Heritage Global Partners. To date, the Company has not experienced any significant collectability issues with respect to either the receivables from Joint Venture partners or the receivables from asset sales. Given this experience, together with the ongoing business relationships between the Company and its partners, the Company has not yet been required to develop a policy for formal credit quality assessment. The Equity Partners and Heritage Global Partners businesses have similarly not required formal credit quality assessments. As the Company’s asset liquidation business continues to develop, more comprehensive credit assessments may be required.

To date the Company has recorded only one interest-bearing note receivable, in the amount of $225. This note was acquired when Counsel RB commenced operations in the second quarter of 2009. It is in default and on non-accrual status. An allowance of $146 was recorded in the fourth quarter of 2010, and a further allowance of $40 was recorded in the second quarter of 2011. Therefore the Company’s recorded investment in financing receivables on non-accrual status is $39 at March 31, 2012. At this time, the Company does not expect to collect interest on this note.

In the first quarter of 2011, the Company acquired a lease receivable in the amount of $248, which is being reduced by monthly payments of $12 that began in April 2011. The lease receivable began accruing interest beginning April 1, 2011.

At March 31, 2012 the Company had no investment in non-interest bearing financing receivables that are past due.

During the first quarter of 2012, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the first quarter of 2012.

Amounts receivable from third parties consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accounts receivable (net of allowance for doubtful accounts of $0; 2011 - $0)	$1,507	$730
Notes receivable (net of allowance for doubtful accounts of $186; 2011 - $186)	39	39
Lease receivable	114	148
	$1,660	$917

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Due to Heritage Global Partners clients	$3,117	$—
Due to Joint Venture partners	1,677	89
Sales and other taxes	605	66
Remuneration and benefits	438	402
Asset liquidation expenses	37	—
Regulatory and legal fees	222	49
Accounting, auditing and tax consulting	122	169
Patent licensing and maintenance	29	8
Other	422	72

Total accounts payable and accrued liabilities	$6,669	$855

Note 7 – Investments

The Company’s investments as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$19	$19
Polaroid	2,569	2,753

Total investments	$2,588	$2,772

The Company accounts for its investments under the equity method.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

For the year ended December 31, 2011, the Company recorded $5 as its share of Knight’s Bridge GP’s earnings, and received cash distributions of $4. During the first quarter of 2012, the Company recorded $1 as its share of Knight’s Bridge GP’s earnings, and received $1 of cash distributions. Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at March 31, 2012, the Company concluded that there has been no other than temporary impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

Polaroid

In the second quarter of 2009, the Company invested $2,621 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court. The investment was made as part of a joint venture investor group (the “JV Group”) that includes both related parties and non-related parties. The JV Group formed two operating companies (collectively, “Polaroid”) to hold the acquired Polaroid assets. The Company, the related parties and two of the unrelated parties formed KPL, LLC (“KPL” or the “LLC”) to pool their individual investments in Polaroid. The pooled investments totalled approximately $19 million of the aggregate purchase price of approximately $55 million. KPL is managed by a related party, Knight’s Bridge Capital Partners Management, L.P. (the “Management LP”), which acts as the General Partner of the LLC. The Management LP is a wholly-owned subsidiary of the Company’s majority shareholder, Counsel Corporation (together with its subsidiaries, “Counsel”).

The Company’s investment in the LLC has two components:

•	CRBCI invested $530 to acquire Class D units. These units are subject to a 2% annual management fee, payable to the General Partner. The units have a 10% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest. Following cash distributions of $46 in 2009, $56 in 2010, and $31 in the first quarter of 2012, and additional investments of $54 in 2010 and $11 in 2011, the Company’s cumulative cash investment totals $462.

•	CRBCI invested $2,091 to acquire Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to the Polaroid investment. The investment in these units is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel. The $2,091 was Counsel’s share of the LP’s investment and was funded by Counsel. Subsequent to making the investment in the LP, Counsel sold, to CRBCI, the economic benefit of its indirect investment in Polaroid in return for a loan (under a pre-existing loan facility that is discussed in more detail in Note 11) bearing interest at 10% per annum. CRBCI is also responsible for reimbursing Counsel for its share of the management fees, which are 2% of the investment. The economic interest entitles CRBCI to an 8% per annum preferred return; any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest. Following additional investments of $11 in 2009, $263 in 2010, $31 in 2011, and $20 in 2012, and cash distributions of $186 in 2009, $233 in 2010, and $125 in the first quarter of 2012, the Company’s cumulative cash investment totals $1,872.

For the years ended December 31, 2010 and 2011, the Company recorded $14 and $23, respectively, as its share of earnings. During the first three months of 2012, the Company recorded a loss of $48 as its share of the LLC’s operations (2011 - $14).

Summarized financial information – Equity accounted asset liquidation investments

The table below details the results of operations, for the three months ended March 31, 2012 and 2011, attributable to CRBCI from the Joint Ventures in which it was invested during those periods.

	2012	2011

Gross revenues	$4,071	$1,929

Gross profit	$1,066	$1,522

Income from continuing operations	$1,069	$1,560

Net income	$1,069	$1,560

Net income after non-controlling interest	$1,069	$1,560

Note 8 – Debt

The Company’s debt as at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Revolving credit facility	$456	$3,091
Promissory notes payable to related parties	1,003	—
	1,459	3,091
Less current portion	1,459	3,091
Long-term debt, less current portion	$—	$—

The revolving credit facility (“Credit Facility”) is provided to Counsel RB by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement dated as of June 2, 2009 and most recently amended as of April 27, 2012 (the “Loan Agreement”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $10,000, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At March 31, 2012, $568 of such assets served as collateral for the loan (December 31, 2011 - $4,303). Effective March 1, 2011, a monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $10,000 and the average loan amount outstanding during the month. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel. At March 31, 2012 and December 31, 2011 the Company was in compliance with all covenants of the facility.

The promissory notes payable to related parties (“Promissory Notes”) are related to the acquisition of Heritage Global Partners and are payable to the former owners of Heritage Global Partners. The notes bear interest at the prime rate and are due in full, plus accrued interest, on August 31, 2012 (the “Maturity Date”). Under the terms of the loan agreement, the Company may make prepayments at any time prior to the Maturity Date without premium or penalty. During the three months ended March 31, 2012, interest of $3 was accrued, and no prepayments were made.

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

Note 10 – Income Taxes

In the first quarter of 2012, the Company recognized a current income tax expense of $74 and a deferred income tax expense of $239. The deferred income tax expense for the first quarter of 2012 is primarily due to a change in available tax loss carry forwards as a result of utilization of tax losses against current year income. The $28,544 net deferred income tax asset balance as at March 31, 2012 reflects the tax benefit of available tax loss carry forwards more likely than not expected to be utilized against future income. The Company recognized a current income tax recovery of $35 and a deferred income tax recovery of $563 in the three months ended March 31, 2011.

At March 31, 2012, the Company had available federal tax loss carryforwards of approximately $54,500 of unrestricted net operating tax losses and approximately $28,000 of restricted net operating tax losses. The net operating loss carryforwards expire between 2024 and 2032.

The Company’s utilization of restricted net operating tax loss carryforwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules, in general, provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have, in aggregate, increased by more than 50 percentage points during the immediately preceding three years.

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

The Company, until recently, has had a history of incurring annual tax losses, beginning in1991. All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carryforwards against income for tax purposes in the later year. The Company applied historic tax loss carryforwards to offset income for tax purposes in 2008, 2010 and 2011, respectively. The 2008 through 2011 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carryforwards available to shield income attributable to a particular state from being subject to tax in that particular state.

Note 11 – Related Party Transactions

Transactions with Counsel

At March 31, 2012 the Company had a receivable from Counsel in the amount of $2,467, as compared to a receivable of $595 at December 31, 2011. In the course of its operations, the Company may receive advances from Counsel under an existing loan facility (the “Counsel Loan”). The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. The Counsel Loan is secured by the assets of the Company and is subject to certain events of default.

Counsel Management Services

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”). Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel. The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. For the three months ended March 31, 2012 and 2011, the amount charged to the Company pursuant to the Agreement was $90.

In addition to the above, during the three months ended March 31, 2012 and 2011, $17 was charged to the Company for Counsel services relating to the operations of Counsel RB.

Transactions with Other Related Parties

The Company leases office space in White Plains, NY and Los Angeles, CA as part of the operations of Counsel RB. The premises in White Plains are owned by an entity that is controlled by a Co-CEO of Counsel RB and the Company. During the first three months of 2012 and 2011, the Company paid rent of $32 and $31, respectively, to the entity. The premises in Los Angeles are owned by an entity that is controlled by a Co-CEO of Counsel RB and the Company. During the first three months of both 2012 and 2011, the Company paid rent of $6 to the entity.

The Company leases office space in Foster City, CA as part of the operations of Heritage Global Partners. The premises in Foster City are owned by an entity that is jointly controlled by the former owners of Heritage Global Partners. During the first quarter of 2012, following the acquisition of Heritage Global Partners, the Company paid rent of $11 to the entity

As discussed in Note 3 of this report, as part of the acquisition of Heritage Global Partners during the first quarter of 2012, the Company issued Promissory Notes totaling $1,000 to its two former owners. The Promissory Notes are partially offset by $128 of accounts receivable from the former owners.

Note 12 – Segment Reporting

From 2005 until the second quarter of 2009, the Company operated in a single business segment, Patent Licensing. With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation. For the three months ending March 31, 2012 and 2011, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting.

There are no material inter-segment revenues. The Company’s business is conducted principally in the U.S. and Canada. The table below presents information about the Asset Liquidation segment of the Company as of and for the three months ended March 31, 2012 and 2011:

For the Three Months Ended March 31, 2012

Asset Liquidation
Revenues from external customers	$3,034
Earnings from equity accounted asset liquidation investments	1,069
Other income	10
Interest expense	56
Depreciation and amortization	3
Segment income	1,225
Investment in equity accounted asset liquidation investees	1,032
Segment assets	19,401

For the Three Months Ended March 31, 2011

Asset Liquidation
Revenues from external customers	$734
Earnings from equity accounted asset liquidation investments	1,560
Other income	—
Interest expense	84
Depreciation and amortization	—
Segment loss	(362)
Investment in equity accounted asset liquidation investees	2,567
Segment assets	10,673

The following table reconciles reportable segment information to the unaudited condensed consolidated financial statements of the Company:

	Three months ended March 31, 2012	Three months ended March 31, 2011

Total other income and earnings from equity accounted investments for reportable segments	$1,079	$1,560
Unallocated other income (loss) and earnings (loss) from equity investments from corporate accounts	(47)	15
	$1,032	$1,575

Total interest expense for reportable segments	$56	$84
Unallocated interest expense from related party debt	3	—
	$59	$84

Total depreciation and amortization for reportable segments	$3	$—
Other unallocated depreciation from corporate assets	—	—
	$3	$—

Total segment income (loss)	$1,225	$(362)
Other income (loss)	(47)	15
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(475)	(62)
Income tax expense (recovery)	313	(598)
Net income from continuing operations	$390	$189

Segment assets	$19,401	$10,673
Other assets not allocated to segments(1)	35,378	7,443
	$54,779	$18,116

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 13 – Commitments and Contingencies

At March 31, 2012, CRBCI has no commitments other than its accounts payable and accrued liabilities, the Unused Line Fee on its third party debt, and the leases on its offices in New York and Maryland, and on three offices in California. The leases on the New York and Maryland offices expire on December 31, 2015 and April 30, 2012, respectively. The leases on the California offices expire on October 11, 2012, December 31, 2012 and September 30, 2013. The annual lease obligations are as shown below:

2012	$243
2013	$154
2014	$141
2015	$148

In the normal course of its business, CRBCI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At March 31, 2012 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or operations.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 14 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2012 for disclosure. There have been no material events requiring disclosure in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto for the three months ended March 31, 2012, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”).

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

Overview, History and Recent Developments

Counsel RB Capital Inc. (“CRBCI”, “we” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, and to “Counsel RB Capital Inc.” in 2011. The most recent name change reflects the significance of the asset liquidation business carried out by the Company’s wholly-owned subsidiary, Counsel RB Capital LLC (“Counsel RB”), which commenced operations in the second quarter of 2009.

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

On June 23, 2011 Counsel RB, through its wholly-owned subsidiary Equity Partners CRB LLC, acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”), a boutique investment banking firm and provider of financial solutions for distressed businesses and properties. The purchase price consisted of $175 in cash, 122,950 CRBCI common shares valued at $1.50 per share, and options to purchase 230,000 CRBCI common shares with a Black-Scholes fair value of $1.9992 per option. Equity Partners was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. The acquisition is consistent with CRBCI’s strategy to expand and diversify the services provided by Counsel RB. The Company worked with Equity Partners prior to the acquisition, and has begun to realize synergies and added value, since both businesses serve a variety of clients at different stages of the distressed business and surplus asset continuum. As part of the acquisition, CRBCI entered into employment and consulting agreements with the previous owners and employees of Equity Partners.

On February 29, 2012 the Company acquired 100% of the outstanding equity of Heritage Global Partners Inc. (“Heritage Global Partners”), a full-service, global auction and asset advisory firm. As with the Equity Partners transaction, the acquisition is consistent with CRBCI’s strategy to expand and diversify the services provided by Counsel RB. The purchase price consisted of $3,000 in cash, $1,000 in notes payable, 1,000,000 CRBCI common shares valued at $1.95 per share, and options to purchase 625,000 CRBCI common shares with a Black-Scholes fair value of $1.8092 per option. This transaction is also discussed in Note 3 of the unaudited condensed consolidated financial statements.

Patent licensing

In 1994, we began operating as an Internet service provider, and designed and built an internet protocol (“IP”) telecommunications platform consisting of proprietary software and hardware, and leased telecommunications lines. In 1997, we began offering enhanced services over a mixed IP-and-circuit-switched network platform and acquired MiBridge, Inc., a communications technology company engaged in the design, development, integration and marketing of software telecommunications products that support multimedia communications over the Public Switched Telephone Network (“PSTN”), local area networks (“LANs”) and IP networks. The acquisition permitted us to accelerate the development and deployment of IP technology across our network platform. In 1998, we deployed our real-time IP communications network platform, which represented the first nationwide, commercially viable VoIP platform of its kind. In 2001, the Company expanded its telecommunications business, through the acquisition of a wholly-owned subsidiary, WXC Corp. This business was sold effective September 30, 2005.

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

In August 2009, C2 Technologies filed a similar lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc. The complaint was filed in the United States District Court for the Eastern District of Oklahoma and also alleges that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373. The complaint seeks an injunction, monetary damages and costs. In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation and Telephone and Data Systems, Inc. was dismissed without prejudice. Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas. Preliminary hearings are scheduled to begin on November 29, 2012, with the trial date set as March 13, 2013.

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

Counsel RB’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures allow Counsel RB to have access to more opportunities, and to mitigate some of the competition from the market’s larger participants. Counsel RB’s objective is to be the leading resource for clients requiring capital asset solutions. To achieve this objective, it continues to strengthen its core competencies. The recent acquisitions of Equity Partners and Heritage Global Partners have resulted in Counsel RB being able to offer a full-service industrial auction division, an asset-based debtor in possession (“DIP”) facility and a valuation practice to provide equipment appraisals to companies and financial institutions.

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

Significant estimates required in the preparation of the unaudited condensed consolidated financial statements included in this Report include the assessment of collectability of revenue recognized, and the valuation of amounts receivable, inventory valuation, investments, assets acquired, deferred income tax assets, goodwill and intangible assets, liabilities and stock-based compensation. These estimates are considered significant because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these policies in the first three months of 2012.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At March 31, 2012 the Company’s working capital was $7,047, as compared to working capital of $7,626 at December 31, 2011. The most significant changes in the Company’s current assets were increases of $743 in amounts receivable, $2,000 in receivables from related parties, and $1,960 in deposits, partially offset by decreases of $1,042 in cash and $250 in inventory. The most significant changes to current liabilities were increases of $5,814 in accounts payable and accrued liabilities, and $1,003 in debt payable to related parties, partially offset by a decrease of $2,635 in debt payable to third parties. The Company’s acquisition of Heritage Global Partners during the first quarter of 2012 had a significant effect on its consolidated current assets and liabilities. In particular, cash and accounts receivable associated with Heritage Global Partners at March 31, 2012 were $3,121 and $917, respectively, and accounts payable and accrued liabilities were $4,254.

During the first three months of 2012, the Company’s primary source of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, was the operations of its asset liquidation business. Cash disbursements, other than those related to repayment of debt, and the $3,000 related to the acquisition of Heritage Global Partners, as discussed in Note 3 of the unaudited condensed consolidated financial statements, were primarily related to operating expenses.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $9,152 at March 31, 2012 and working capital of $13,212 at December 31, 2011.

Counsel RB has a revolving credit facility in the amount of up to $10,000 in place to finance its purchases of assets for resale, as discussed in Note 8 of the unaudited condensed consolidated financial statements.

The Company is continuing to pursue licensing and royalty agreements with respect to its patents. However, the Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for, at minimum, the next twelve months.

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

Ownership Structure and Capital Resources

•	At March 31, 2012 the Company had stockholders’ equity of $46,534, as compared to $42,940 at December 31, 2011.

•	At March 31, 2012 the Company is 73.4% owned, and therefore controlled by, Counsel. At December 31, 2011 the Company was 76.1% owned by Counsel. The Co-CEOs of Counsel RB each owned 5.98% of the Company. One million shares, or 3.7%, were held by a single investor, who obtained the shares in a private placement on March 15, 2011. The remaining 8.2% was owned by public stockholders. On February 29, 2012, as discussed in Note 3 of the unaudited condensed consolidated financial statements, the Company issued one million common shares as part of its acquisition of Heritage Global Partners, representing 3.69% of the outstanding common shares. Counsel’s ownership thereby decreased to 73.4%, that of the Co-CEOs to 5.8% each, that of the single investor referenced above to 3.6% and that of the remaining public stockholders to 7.8%.

Cash Position and Cash Flows

Cash and cash equivalents at March 31, 2012 were $5,630 as compared to cash of $6,672 at December 31, 2011, a decrease of $1,042.

Cash provided by (used in) operating activities Cash provided by operating activities during the three months ended March 31, 2012 was $5,672, as compared to $3,258 of cash used during the same period in 2011. During the first three months of 2012 the Company had income of $390 from continuing operations, as compared to income of $189 for the same period in 2011. The increase was primarily due to the expanded operations of the Company’s asset liquidation business, including the acquisition of Equity Partners in the second quarter of 2011 and Heritage Global Partners in the first quarter of 2012. In both periods, the operations of the Company’s asset liquidation business were the primary source of operating cash receipts and disbursements.

The most significant changes in operating activities during the first three months of 2012 as compared to the first three months of 2011 were in deposits, inventory, asset liquidation investments, and accounts payable and accrued liabilities. Deposits increased by $1,960 in 2012 as compared to decreasing by $6 in 2011. Inventory decreased by $1,308 in 2012, as compared to increasing by $2,032 in the same period of 2011. Asset liquidation investments decreased by $2,423 in 2012 and by $981 in 2011. Accounts payable increased by $3,100 in 2012 as compared to decreasing by $1,457 in 2011. The changes in deposits, inventory and asset liquidation investments were due to the variability of the operations of Counsel RB and Equity Partners. The change in accounts payable and accrued liabilities is primarily due to the operations of Counsel RB and Heritage Global Partners.

Cash flows used in investing activities Cash used in investing activities during the three months ended March 31, 2012 was $2,207, as compared to $20 of cash used during the same period in 2011. In 2012, the most significant transaction was the net cash outflow of $2,344 in connection with the Company’s acquisition of Heritage Global Partners. In 2012 the Company received $156 in cash distributions from its investment in Polaroid. Additional investments in Polaroid were virtually identical in 2012 and 2011, being $20 and $21, respectively. In the first three months of both 2012 and 2011, $1 of cash distributions was received from Knight’s Bridge GP.

Cash flows provided by (used in) financing activities Cash used in financing activities was $4,507 during the three months ended March 31, 2012, as compared to $2,779 cash provided during the same period in 2011. In 2012 the Company repaid net cash of $2,643 to its third party lender, as opposed to receiving net cash of $976 in 2011. Also in 2012, the Company advanced net cash of $1,872 to Counsel; there were no similar transactions in the first three months of 2011. In 2012 the Company received $8 related to the exercise of 21,750 options to purchase common stock; there were no option exercises in the first three months of 2011. In 2011, the Company received $1,803 cash, net of share issuance costs, from a private placement of 1,000,000 common shares; there were no similar transactions in the first three months of 2012.

Management’s Discussion of Results of Operations

Asset liquidation revenue is earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. It is also earned from more traditional asset disposition services, such as on-site and webcast auctions, liquidations and negotiated sales, and from fees earned for management advisory services. The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments.

The revenues and expenses discussed below include the operating results of Heritage Global Partners for the period following its acquisition by the Company on February 29, 2012.

Three-Month Period Ended March 31, 2012 Compared to Three-Month Period Ended March 31, 2011

Asset liquidation revenues were $3,034 in 2012 compared to $734 in 2011, asset liquidation expense was $1,536 in 2012 compared to $1,609 in 2011, and earnings of equity accounted asset liquidation investments were $1,069 in 2012 compared to $1,560 in 2011. The net earnings of these three items were $2,567 in 2012 compared to $685 in 2011. Because Counsel RB conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. As the Company’s asset liquidation business has become more established, its operations have expanded. This expansion has included the acquisition of Equity Partners in the second quarter of 2011 and the acquisition of Heritage Global Partners in the first quarter of 2012.

Patent licensing and maintenance expense was $26 during the quarter ended March 31, 2012, compared to $57 during the same period in 2011. The greater 2011 expense was primarily due to costs associated with a re-examination of U.S. Patent No. 6,243,373.

Selling, general and administrative expense, including expenses paid to related parties, was $1,739 during the quarter ended March 31, 2012, compared to $968 during the same period in 2011. The significant items included:

•	Compensation expense was $1,078 in the first quarter of 2012, compared to $730 in the first quarter of 2011. The primary expense in both years was salary and benefits related to Counsel RB, which were $686 in 2012 and $678 in 2011. In the first quarter of 2012, salary and benefits expense for Heritage Global Partners was $242; there was no comparable expense in 2011. With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $34. Stock based compensation was $115 in the first quarter of 2012 and $18 in the first quarter of 2011. The increase is primarily due to ongoing expense relating to 2,040,000 options that were issued during 2011.

•	Legal expense was $90 in the first quarter of 2012, compared to a credit of $252 in the first quarter of 2011. The credit in 2011 was due to negotiated reductions in fees that were billed during 2010.

•	Consulting expense was $3 in the first quarter of 2012 as compared to $96 in the first quarter of 2011, and related solely to the operations of Counsel RB. Counsel RB hired a consultant to provide certain services in 2011. These services were not required in the first quarter of 2012.

•	Advertising, promotion and public relations expense was $71 in the first quarter of 2012 as compared to $8 in the first quarter of 2011. The increase is due to the growth of the Company’s asset liquidation business.

•	Travel expense was $111 in the first quarter of 2012, as compared to $47 in the first quarter of 2011. The majority of the travel relates to the Company’s asset liquidation business, and has increased as the operations have expanded.

•	Office rent was $63 in the first quarter of 2012 as compared to $47 in the first quarter of 2011, and related solely to the operations of the Company’s asset liquidation business. The increase is due to the growth of the asset liquidation business, in particular to the acquisition of Equity Partners and Heritage Global Partners.

Other income (expenses) and earnings of other equity accounted investments – the significant items included:

•	Third party interest expense was $56 in the first quarter of 2012, as compared to $84 in the first quarter of 2011. All of the expense related to the third party debt owed by Counsel RB.

•	Related party interest expense was $3 in the first quarter of 2012, as compared to $0 in the first quarter of 2011. The 2012 expense relates to the Promissory Notes issued to the former owners of Heritage Global Partners, in connection with the acquisition of Heritage Global Partners in the first quarter of 2012.

•	In the first quarter of 2012, the Company recorded a loss of $47 from its other equity accounted investments, as compared to income of $15 in the first quarter of 2011. In 2012 the amount consisted of a $48 loss related to the operations of Polaroid and $1 income from Knight’s Bridge GP. In 2011 the amount consisted of $14 income from Polaroid and $1 income from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in any material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our revolving credit facility provides that the principal amount outstanding bears interest at the greater of the lender’s prime rate + 1.0%, or 4.5%. Assuming that the debt amount on the revolving credit facility at March 31, 2012 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $5 for that twelve-month period. We do not believe that, in the near term, we are subject to material market risk on our debt.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2012. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 22, 2012.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 22, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2012, 20,000 options having an exercise price of $0.56, and 1,750 options having an exercise price of $1.40, were exercised. There were no other sales of unregistered securities other than those reported in the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2012.

During the first quarter of 2012, the Company made the following stock repurchase in connection with the cashless exercise of 10,000 options in January 2012. The Company has no plans or programs regarding purchases of its equity securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 - 31	3,972	$1.41	—	N/A

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Share Purchase Agreement among Heritage Global Partners, Inc., Kirk Dove and Ross Dove, and the Company, dated February 29, 2012 (filed as an Exhibit to the Company’s March 6, 2012 Current Report on Form 8-K and incorporated by reference herein).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Counsel RB Capital Inc.

Date: May 14, 2012	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

