Form 10-Q
period 2012-06-30
Counsel RB Capital Inc.
filed 2012-08-14
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, there were 28,135,228 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	As of June 30, 2012	As of December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$4,475	$6,672
Amounts receivable (net of allowance for doubtful accounts of $0; 2011 - $186)	2,531	917
Receivables from related parties	3,317	595
Deposits	2,153	69
Inventory – equipment	582	1,013
Other current assets	363	148
Deferred income tax assets	2,414	2,419
Total current assets	15,835	11,833
Other assets:
Inventory – real estate	710	2,131
Asset liquidation investments	1,677	3,455
Investments	2,602	2,772
Property, plant and equipment	44	19
Goodwill	8,763	573
Deferred income tax assets	26,389	26,364
Total assets	$56,020	$47,147

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,826	$855
Income taxes payable	112	261
Debt payable to third parties	2,644	3,091
Debt payable to related parties	1,011	—
Total liabilities	9,593	4,207

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at June 30, 2012 and December 31, 2011, liquidation preference of $592 at June 30, 2012 and December 31, 2011	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,135,228 shares at June 30, 2012 and 27,117,450 shares at December 31, 2011	281	271
Additional paid-in capital	281,916	278,408
Accumulated deficit	(235,776)	(235,745)
Total equity	46,427	42,940
Total liabilities and equity	$56,020	$47,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of US dollars, except per share amounts)	2012	2011	2012	2011

Revenue:
Asset liquidation
Asset sales	$2,041	$11,626	$3,891	$12,224
Commissions and other	1,790	109	2,974	245
Total asset liquidation revenue	3,831	11,735	6,865	12,469

Operating costs and expenses:
Asset liquidation	1,675	5,697	3,208	6,136
Inventory maintenance	(26)	383	(23)	1,553
Patent licensing and maintenance	8	13	34	70
Selling, general and administrative	2,471	1,133	4,054	1,957
Expenses paid to related parties	181	145	337	289
Depreciation	8	—	11	—
Total operating costs and expenses	4,317	7,371	7,621	10,005
	(486)	4,364	(756)	2,464
Earnings of equity accounted asset liquidation investments	158	157	1,227	1,717
Operating income (loss)	(328)	4,521	471	4,181
Other income (expenses):
Other income (expenses)	(317)	16	(307)	16
Interest expense – third party	(48)	(52)	(104)	(136)
Interest expense – related party	(8)	—	(11)	—
Total other income (expenses)	(373)	(36)	(422)	(120)
Income (loss) before the undernoted	(701)	4,485	49	4,061
Income tax expense (recovery)	(287)	978	26	380
Earnings (loss) of other equity accounted investments (net of $0 tax)	(7)	33	(54)	48
Net income (loss) and comprehensive income (loss)	$(421)	$3,540	$(31)	$3,729

Weighted average common shares outstanding – basic (in thousands)	28,135	26,997	27,809	26,562

Weighted average common shares outstanding – diluted (in thousands)	28,135	27,229	27,809	26,683

Earnings (loss) per share – basic and diluted:
Common shares	$(0.01)	$0.13	$(0.00)	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended June 30, 2012

(in thousands of US dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance at December 31, 2010	592	$6	25,960,080	$259	$275,641	$(266,458)	$9,448
Issuance of common stock	—	—	1,122,950	12	1,995	—	2,007
Exercise of options	—	—	34,420	—	16	—	16
Issuance of options	—	—	—	—	460	—	460
Compensation cost related to stock options	—	—	—	—	296	—	296
Net income	—	—	—	—	—	30,713	30,713
Balance at December 31, 2011	592	6	27,117,450	271	278,408	(235,745)	42,940
Issuance of common stock	—	—	1,000,000	10	2,090	—	2,100
Exercise of options	—	—	17,778	—	8	—	8
Issuance of options	—	—	—	—	1,131	—	1,131
Compensation cost related to stock options	—	—	—	—	279	—	279
Net loss	—	—	—	—	—	(31)	(31)
Balance at June 30, 2012	592	$6	28,135,228	$281	$281,916	$(235,776)	$46,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands of US dollars)	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(31)	$3,729
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accrued interest added to principal of third party debt	14	7
Amortization of financing costs on debt payable to third party	9	18
Accrued interest added to principal of related party debt	11	—
Stock-based compensation expense	279	66
Loss (earnings) of other equity accounted investments	54	(48)
Writedown of real estate inventory	363	—
Depreciation and amortization	11	—
Provision for doubtful accounts	—	40

Changes in operating assets and liabilities:
Decrease (increase) in amounts receivable	(803)	77
Decrease (increase) in lease receivable	68	(214)
Decrease (increase) in deposits	(2,084)	126
Decrease in inventory	1,489	1,710
Decrease in asset liquidation investments	1,778	2,077
Increase in other assets	(168)	(140)
Decrease (increase) in deferred income tax assets	(20)	140
Increase (decrease) in accounts payable and accrued liabilities	2,234	(1,493)
Increase (decrease) in income taxes payable	(149)	165
Net cash provided by operating activities	3,055	6,260

Cash flows used in investing activities:
Net cash paid for business acquisition	(2,344)	(175)
Investment in other equity accounted investments	(41)	(32)
Cash distributions from other equity accounted investments	157	2
Net cash used in investing activities	(2,228)	(205)

Cash flows used in financing activities:
Proceeds of debt payable to third parties	4,879	1,932
Repayment of debt payable to third parties	(5,340)	(5,503)
Proceeds of debt payable to a related party	1,274	864
Repayment of debt payable to a related party	(3,845)	(405)
Proceeds from exercise of options to purchase common shares	8	—
Proceeds from issuance of common shares, net of share issuance costs	—	1,823
Net cash used in financing activities	(3,024)	(1,289)
Increase (decrease) in cash	(2,197)	4,766
Cash and cash equivalents at beginning of period	6,672	2,608
Cash and cash equivalents at end of period	$4,475	$7,374

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$2,100	$184
Issuance of options to purchase common stock in exchange for assets of acquired business	1,131	460

Supplemental cash flow information:
Taxes paid	$219	$109
Interest paid	97	91

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Counsel RB Capital Inc. together with its subsidiaries, including Counsel RB Capital LLC (“Counsel RB”), Equity Partners CRB LLC, Heritage Global Partners, Inc., C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “CRBCI”, the “Company”, “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which CRBCI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In our opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012.

Certain items in the condensed consolidated interim statement of operations and comprehensive income for the six months ended June 30, 2011 have been reclassified to conform to current year presentation. These changes had no effect on previously reported net income or stockholders’ equity.

The results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2012.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these policies in the second quarter of 2012.

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

The following table summarizes the consideration paid for Heritage Global Partners and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

At February 29, 2012
$
Consideration paid
Cash	3,000
Promissory notes, net of receivable from owners [1]	849
Equity instruments:
1,000,000 CRBCI common shares [2]	2,100
625,000 options to purchase CRBCI common shares at $2.00 per share [3]	1,131
Fair value of total consideration	7,080

Acquisition related costs (included in selling, general, and administrative expenses in CRBCI’s condensed consolidated interim statement of operations for the six months ended June 30, 2012)	81

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	656
Accounts receivable (net of $0 allowance for doubtful accounts)	878
Deposits	20
Prepaid expenses	35
Property, plant and equipment	37
Accounts payable and accrued liabilities	(1,213)
Client liability account	(1,424)
Short-term note payable	(100)
Total identifiable net liabilities assumed	(1,111)
Goodwill	8,191
7,080

1 The notes (the “Promissory Notes”) are due in full on August 31, 2012, and bear interest at the U.S. Prime Rate.

2 Determined using the closing price of the Company’s common shares on February 29, 2012

3 Determined using the Black-Scholes Option Pricing Model. Inputs to the model included an expected volatility rate of 133%, a risk-free interest rate of 1.25%, an expected life of 4.75 years, and an expected dividend yield of $nil.

The fair value of the accounts receivable is the value as reported in the above table.

The allocation of the purchase price, as disclosed above, is provisional pending completion of the audit of the opening balance sheet and the final allocation of the assets acquired and liabilities assumed. This will be completed within one year of the acquisition date.

The only transactions recognized separately from the acquisition were the acquisition costs noted in the above table.

Note 4 – Stock-based Compensation

At June 30, 2012 the Company maintained seven stock-based compensation plans. Six of these plans are described more fully in Note 14 to the audited consolidated financial statements for the year ended December 31, 2011, contained in the Company’s most recently filed Annual Report on Form 10-K. A new plan, the Heritage Global Partners Plan (the “HGP Plan”), was set up to facilitate the issuance of options as part of the acquisition of Heritage Global Partners. It is similar to the Company’s 2003 Stock Option and Appreciation Rights Plan, except that options issued under the HGP Plan survive termination of employment.

During the second quarter of 2012, the Company made the following option grants:

				Black-Scholes Option Pricing Inputs
Grant date	Number of options	Recipient	Fair value	Exercise price	Volatility	Interest rate	Expected term	Expected dividend yield

February 13, 2012 [1]	100,000	Employee	$1.4600	$2.40	133%	1.25%	4.75 years	Zero

April 2, 2012	50,000	Independent directors	$1.7261	$2.00	135%	1.47%	4.75 years	Zero

1 The terms of the grant were finalized in the second quarter, effective as of the employment date.

During the first quarter of 2012, as detailed in the Company’s Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC, the Company issued a total of 890,000 options to officers and employees. This included the 625,000 options that were granted to the former owners of Heritage Global Partners, as part of the Company’s acquisition of Heritage Global Partners.

The following summarizes the changes in common stock options for the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	3,141,198	$1.65
Granted	1,040,000	$2.04
Exercised	(21,750)	$0.63
Forfeited	(250,000)	$1.83
Expired	(1,250)	$1.40
Outstanding at June 30, 2012	3,908,198	$1.75

Options exercisable at June 30, 2012	1,283,198	$1.37

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

Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the six months ended June 30, 2012, the Company had a net loss and therefore diluted EPS was not calculated. For the six months ending June 30, 2011, 2,727,031 of 3,142,031 options outstanding were excluded.

Basic and diluted EPS were calculated using the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Net income (loss)	$(421)	$3,540	$(31)	$3,729
Less: income allocated to preferred stockholders	—	(3)	—	(3)
Net income (loss) allocated to common stockholders	$(421)	$3,537	$(31)	$3,726

Weighted average shares for basic EPS	28,135	26,997	27,809	26,562
Add: incremental shares from assumed conversions of stock options	—	232	—	121
Weighted average shares for diluted EPS	28,135	27,229	27,809	26,683

Basic and diluted earnings (loss) per share attributable to common stockholders	$(0.01)	$0.13	$(0.00)	$0.14

Note 6 – Composition of Certain Financial Statement Items

Amounts receivable

The Company’s amounts receivable are primarily related to the operations of its subsidiaries Counsel RB, Equity Partners, and Heritage Global Partners. They consist of three major categories: receivables from Joint Venture partners, receivables from asset sales, and fees and retainers relating to the businesses of Equity Partners and Heritage Global Partners. To date, the Company has not experienced any significant collectability issues with respect to either the receivables from Joint Venture partners or the receivables from asset sales. Given this experience, together with the ongoing business relationships between the Company and its partners, the Company has not yet been required to develop a policy for formal credit quality assessment. The Equity Partners and Heritage Global Partners businesses have similarly not required formal credit quality assessments. As the Company’s asset liquidation business continues to develop, more comprehensive credit assessments may be required.

To date the Company has recorded only one interest-bearing note receivable, in the amount of $225. This note was acquired when Counsel RB commenced operations in the second quarter of 2009. An allowance of $146 was recorded in the fourth quarter of 2010, and a further allowance of $40 was recorded in the second quarter of 2011. The remaining balance of $39 was collected during the second quarter of 2012, and therefore at June 30, 2012, the Company had no interest-bearing notes receivable.

In the first quarter of 2011, the Company acquired a lease receivable in the amount of $248, which is being reduced by monthly payments of $12 that began in April 2011. The lease receivable began accruing interest beginning April 1, 2011.

At June 30, 2012 the Company had no investment in non-interest bearing financing receivables that are past due.

During the first six months of 2012, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the first six months of 2012.

Amounts receivable from third parties consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accounts receivable (net of allowance for doubtful accounts of $0; 2011 - $0)	$2,451	$730
Notes receivable (net of allowance for doubtful accounts of $0; 2011 - $186)	—	39
Lease receivable	80	148
	$2,531	$917

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Due to Heritage Global Partners clients	$3,786	$—
Due to Joint Venture partners	572	89
Sales and other taxes	735	66
Remuneration and benefits	140	402
Asset liquidation expenses	31	—
Regulatory and legal fees	150	49
Accounting, auditing and tax consulting	81	169
Patent licensing and maintenance	4	8
Other	327	72

Total accounts payable and accrued liabilities	$5,826	$855

Note 7 – Asset Liquidation Investments and Other Investments

Summarized financial information – Equity accounted asset liquidation investments

The table below details the results of operations attributable to CRBCI from the Joint Ventures in which it was invested.

	Six months ended June 30,
	2012	2011

Gross revenues	$5,026	$2,023

Gross profit	$1,237	$1,620

Income from continuing operations	$1,227	$1,717

Net income	$1,227	$1,717

The Company’s other investments as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$19	$19
Polaroid	2,583	2,753

Total investments	$2,602	$2,772

The Company accounts for its investments under the equity method.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several non-public Internet-based e-commerce businesses. Since the Company’s initial investment, the Company’s share of earnings has been almost exactly offset by cash distributions, and at June 30, 2012 the Company’s net investment was $19. Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at June 30, 2012, the Company concluded that there has been no impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

Polaroid

In the second quarter of 2009, the Company indirectly acquired an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court. The investment was made as part of a joint venture investor group (the “JV Group”) that includes both related and non-related parties. The JV Group formed two operating companies (collectively, “Polaroid”) to hold the acquired Polaroid assets. The Company, the related parties and two of the unrelated parties formed KPL, LLC (“KPL” or the “LLC”) to pool their individual investments in Polaroid. The pooled investments totalled approximately $19,000 of the aggregate purchase price of approximately $55,000. KPL is managed by a related party, Knight’s Bridge Capital Partners Management, L.P. (the “Management LP”), which acts as the General Partner of the LLC. The Management LP is a wholly-owned subsidiary of the Company’s majority shareholder, Counsel Corporation (together with its subsidiaries, “Counsel”).

The Company’s investment in the LLC has two components:

•	CRBCI acquired Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to its investment in Class A units. The investment is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel. CRBCI is also responsible for Counsel’s share of the management fees, which are approximately $40 per year. The economic interest entitles CRBCI to an 8% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

•	CRBCI directly acquired Class D units. These units are subject to a 2% annual management fee, payable to the General Partner, of approximately $11 per year. The units have a 10% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

The components of the Company’s investment in Polaroid at June 30, 2012 are detailed below:

Unit type	Capital invested	Equity in earnings	Capital returned	Net investment
Class A	$2,427	$185	$(544)	$2,068
Class D	606	42	(133)	515
Total	$3,033	$227	$(677)	$2,583

Note 8 – Debt

The Company’s debt as at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Revolving credit facility	$2,644	$3,091
Promissory notes payable to related parties	1,011	—
	3,655	3,091
Less current portion	3,655	3,091
Long-term debt, less current portion	$—	$—

The revolving credit facility (“Credit Facility”) is provided to Counsel RB by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement dated as of June 2, 2009 and most recently amended as of April 27, 2012 (the “Loan Agreement”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $10,000, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At June 30, 2012, $2,950 of such assets served as collateral for the loan (December 31, 2011 - $4,303). Effective March 1, 2011, a monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $10,000 and the average loan amount outstanding during the month. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel. At June 30, 2012 and December 31, 2011 the Company was in compliance with all covenants of the Credit Facility.

The promissory notes payable to related parties (“Promissory Notes”) are related to the acquisition of Heritage Global Partners and are payable to the former owners of Heritage Global Partners. The Promissory Notes bear interest at the prime rate and are due in full, plus accrued interest, on August 31, 2012 (the “Maturity Date”). Under the terms of the loan agreement, the Company may make prepayments at any time prior to the Maturity Date without premium or penalty. During the six months ended June 30, 2012, interest of $11 was accrued, and no prepayments were made.

Note 9 – Patent Participation Fee

In 2003, CRBCI acquired a VoIP patent from a third party. Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the CRBCI VoIP patent portfolio. Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs.

Note 10 – Income Taxes

In the second quarter of 2012, the Company recognized a current income tax recovery of $28, resulting in a year-to-date net income tax expense of $46. The Company also recognized a deferred income tax recovery of $259, resulting in a year-to-date net deferred tax recovery of $20. The deferred income tax recovery for the second quarter of 2012 is primarily due to the recognition of the tax benefit of available tax loss carry forwards generated in the second quarter that are more likely than not expected to be utilized against future income. The $28,803 net deferred income tax asset balance as at June 30, 2012 reflects the tax benefit of available tax loss carry forwards that are more likely than not expected to be utilized against future income.

At June 30, 2012, the Company had available federal tax loss carryforwards of approximately $54,500 of unrestricted net operating tax losses and approximately $28,200 of restricted net operating tax losses. The net operating loss carryforwards expire between 2024 and 2029.

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

Note 11 – Related Party Transactions

Transactions with Counsel

At June 30, 2012 the Company had a receivable from Counsel in the amount of $3,166, as compared to a receivable of $595 at December 31, 2011. In the normal course of operations, the Company may receive advances from Counsel under an existing loan facility (the “Counsel Loan”). The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. The Counsel Loan is secured by the assets of the Company.

Counsel Services Provided to Company

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”). Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel. The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. Beginning in the first quarter of 2011, additional amounts were charged to the Company for Counsel services relating to the operations of Counsel RB. These amounts are detailed below:

Item	Amounts charged for the six months ended June 30,
	2012	2011
Management fees	$180	$180
Other charges	38	35
Total	$218	$215

Transactions with Other Related Parties

The Company leases office space in White Plains, NY and Los Angeles, CA as part of the operations of Counsel RB. Both premises are owned by entities that are controlled by a Co-CEO of Counsel RB and the Company. Additionally, the Company leases office space in Foster City, CA as part of the operations of Heritage Global Partners, which are owned by an entity that is jointly controlled by the former owners of Heritage Global Partners. The lease amounts paid by the Company to the related parties are detailed below:

Leased premises location	Amounts charged for the six months ended June 30,
	2012	2011
White Plains, NY	$63	$61
Los Angeles, CA	13	13
Foster City, CA	43	—
Total	$119	$74

As discussed in Note 3, as part of the acquisition of Heritage Global Partners during the first quarter of 2012, the Company issued Promissory Notes totaling $1,000 to its two former owners. The Promissory Notes are partially offset by $151 of accounts receivable from the former owners.

Note 12 – Segment Reporting

From 2005 until the second quarter of 2009, the Company operated in a single business segment, Patent Licensing. With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation. For the six months ending June 30, 2012 and 2011, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting.

There are no material inter-segment revenues. The Company’s business is conducted principally in the U.S. and Canada. The table below presents information about the Asset Liquidation segment of the Company as of and for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011
	Asset Liquidation	Asset Liquidation
Revenues from external customers	$3,831	$11,735
Earnings from equity accounted asset liquidation investments	158	157
Other income (expense)	(318)	14
Interest expense	48	52
Depreciation and amortization	8	—
Segment income (loss)	(160)	4,816
Investment in equity accounted asset liquidation investees	1,677	1,471
Segment assets	20,472	5,869

	For the six months ended June 30,
	2012	2011
	Asset Liquidation	Asset Liquidation
Revenues from external customers	$6,865	$12,469
Earnings from equity accounted asset liquidation investments	1,227	1,717
Other income (expense)	(308)	14
Interest expense	104	136
Depreciation and amortization	11	—
Segment income	1,065	4,454

The following table reconciles reportable segment information to the unaudited condensed consolidated interim financial statements of the Company:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Total other income (expense) and earnings from equity accounted investments for reportable segments	$(160)	$171	$919	$1,731
Unallocated other income (loss) and earnings (loss) from equity investments from corporate accounts	(6)	35	(53)	50
	$(166)	$206	$866	$1,781

Total interest expense for reportable segments	$48	$52	$104	$136
Unallocated interest expense from related party debt	8	—	11	—
	$56	$52	$115	$136

Total depreciation and amortization for reportable segments	$8	$—	$11	$—
Other unallocated depreciation from corporate assets	—	—	—	—
	$8	$—	$11	$—

Total segment income (loss)	$(160)	$4,816	$1,065	$4,454
Other income (loss)	(6)	35	(53)	50
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(542)	(333)	(1,017)	(395)
Income tax expense (recovery)	(287)	978	26	380
Net income (loss) from continuing operations	$(421)	$3,540	$(31)	$3,729

	As at June 30, 2012	As at June 30, 2011

Segment assets	$20,472	$5,869
Other assets not allocated to segments(1)	35,548	12,253
	$56,020	$18,122

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 13 – Commitments and Contingencies

At June 30, 2012, CRBCI has no commitments other than the Unused Line Fee on its third party debt and the leases on its offices in New York and California. The lease on the New York office expires on December 31, 2015. The leases on the California offices expire on October 11, 2012, December 31, 2012 and September 30, 2013. The annual lease obligations are as shown below:

2012	$158
2013	$154
2014	$141
2015	$148

In the normal course of its business, CRBCI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At June 30, 2012 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 14 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2012 for disclosure. The only material event requiring disclosure in these unaudited condensed consolidated interim financial statements is the entering into of intellectual property licensing agreements with each of the Company’s Co-CEOs on August 10, 2012. Pursuant to the agreements, in exchange for exclusive, worldwide, perpetual, royalty-free and non-revocable licenses to use their names in connection with the Company and its affiliates and any products and services of the Company and its affiliates, each Co-CEO was issued 400,000 shares of common stock of the Company. The shares were valued at $1.31672 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the three and six months ended June 30, 2012, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”).

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

On June 23, 2011 Counsel RB, through its wholly-owned subsidiary Equity Partners CRB LLC, acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”), a boutique investment banking firm and provider of financial solutions for distressed businesses and properties. Equity Partners was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. The Company worked with Equity Partners prior to the acquisition, and is realizing synergies and added value, since both businesses serve a variety of clients at different stages of the distressed business and surplus asset continuum.

On February 29, 2012 the Company acquired 100% of the outstanding equity of Heritage Global Partners Inc. (“Heritage Global Partners”), a full-service, global auction and asset advisory firm. As with the Equity Partners transaction, the acquisition is consistent with CRBCI’s strategy to expand and diversify the services provided by Counsel RB. The purchase price consisted of $3,000 in cash, $1,000 in notes payable, 1,000,000 CRBCI common shares valued at $2.10 per share, and options to purchase 625,000 CRBCI common shares with a Black-Scholes fair value of $1.8092 per option. This transaction is also discussed in Note 3 of the unaudited condensed consolidated interim financial statements.

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

The Company’s segments are discussed in more detail in Note 12 of the unaudited condensed consolidated interim financial statements.

Industry and Competition

Asset Liquidation

Counsel RB, the most significant entity within our asset liquidation business, is involved primarily in the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these assets is highly fragmented. In acquiring assets for resale, Counsel RB competes with other liquidators, auction companies, dealers and brokers. It competes for potential purchasers with other liquidators and auction companies, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some of Counsel RB’s competitors have significantly greater financial and marketing resources and name recognition.

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

Government Regulation

Legislation in the United States, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, has increased public companies’ regulatory and compliance costs as well as the scope and cost of work provided by independent registered public accountants and legal advisors. The Company became subject to Sarbanes-Oxley Section 404 reporting as of December 31, 2007. As reporting guidelines continue to evolve, we expect to continue to incur costs, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. This requires management to make estimates and assumptions based on historical experience and various other factors that are considered to be reasonable under the circumstances. These affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Significant estimates required in the preparation of the unaudited condensed consolidated interim financial statements included in this Report include the assessment of collectability of revenue recognized, and the valuation of amounts receivable, inventory valuation, investments, assets acquired, deferred income tax assets, goodwill and intangible assets, liabilities and stock-based compensation. These estimates are considered significant because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these policies in the first six months of 2012.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At June 30, 2012 the Company’s working capital was $6,242, as compared to working capital of $7,626 at December 31, 2011. The most significant changes in the Company’s current assets were increases of $1,614 in amounts receivable, $2,722 in receivables from related parties, and $2,084 in deposits, partially offset by decreases of $2,197 in cash and $431 in equipment inventory. The most significant changes to current liabilities were increases of $4,971 in accounts payable and accrued liabilities, and $1,011 in debt payable to related parties, partially offset by a decrease of $447 in debt payable to third parties. The Company’s acquisition of Heritage Global Partners during the first quarter of 2012 had a significant effect on its consolidated current assets and liabilities. In particular, cash and accounts receivable associated with Heritage Global Partners at June 30, 2012 were $3,230 and $1,052, respectively, and accounts payable and accrued liabilities were $5,169. The Company’s debt payable to third parties consists of borrowings under Counsel RB’s revolving credit facility, and is subject to significant fluctuation depending on the number and magnitude of asset liquidation transactions in process at any given date.

During the first six months of 2012, the Company’s primary source of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, was the operations of its asset liquidation business. Cash disbursements, other than those related to repayment of debt, and the net $2,344 related to the acquisition of Heritage Global Partners, as discussed in Note 3 of the unaudited condensed consolidated interim financial statements, were primarily related to operating expenses.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $8,629 at June 30, 2012 and working capital of $13,212 at December 31, 2011.

Counsel RB’s revolving credit facility has a maximum of $10,000 in place to finance its purchases of assets for resale, as discussed in Note 8 of the unaudited condensed consolidated interim financial statements.

The Company is continuing to pursue licensing and royalty agreements with respect to its patents. However, the Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for, at minimum, the next twelve months.

The Company’s portfolio investments are in companies that are not publicly traded, and therefore these investments are illiquid. The Company’s investments were made with the objective of recognizing long-term capital gains, and neither the amount nor the timing of such gains can be predicted with any certainty. To date the Company has realized capital gains on its investments in MyTrade.com, LIMOS.com and Buddy Media, Inc., and has not sold any investments at a loss.

Ownership Structure and Capital Resources

•	At June 30, 2012 the Company had stockholders’ equity of $46,427, as compared to $42,940 at December 31, 2011.

•	At June 30, 2012 the Company is 73.4% owned, and therefore controlled by, Counsel. At December 31, 2011 the Company was 76.1% owned by Counsel. The Co-CEOs of Counsel RB each owned 5.98% of the Company. One million shares, or 3.7%, were held by a single investor. The remaining 8.2% was owned by public stockholders. On February 29, 2012, as discussed in Note 3 of the unaudited condensed consolidated interim financial statements, the Company issued one million common shares as part of the consideration for its acquisition of Heritage Global Partners, representing 3.69% of the outstanding common shares. Counsel’s ownership was thereby decreased to 73.4%, that of the Co-CEOs to 5.8% each, that of the single investor referenced above to 3.6% and that of the remaining public stockholders to 7.8%.

Cash Position and Cash Flows

Cash and cash equivalents at June 30, 2012 were $4,475 as compared to cash of $6,672 at December 31, 2011, a decrease of $2,197.

Cash provided by operating activities Cash provided by operating activities during the six months ended June 30, 2012 was $3,055, as compared to $6,260 cash provided during the same period in 2011. During the first six months of 2012 the Company had a loss of $31, as compared to income of $3,729 for the same period in 2011. The decrease in cash reflects the loss in the current period, which reflects the fact that the timing of the completion of asset liquidation transactions fluctuates from quarter to quarter. In both periods, the operations of the Company’s asset liquidation business were the primary source of operating cash receipts and disbursements.

The most significant changes in operating activities during the first six months of 2012 as compared to the first six months of 2011 were in accounts receivable, deposits, and accounts payable and accrued liabilities. Accounts receivable increased by $803 in 2012 as compared to decreasing by $77 in 2011. Deposits increased by $2,084 in 2012 as compared to decreasing by $126 in 2011. Accounts payable and accrued liabilities increased by $2,234 in 2012 as compared to decreasing by $1,493 in 2011. The change in deposits is due to the variability of the operations of Counsel RB. The changes in both accounts receivable and accounts payable and accrued liabilities are primarily due to the variability of all business units, combined with the effect of the acquisition of Heritage Global Partners in the first quarter of 2012.

Cash used in investing activities Cash used in investing activities during the six months ended June 30, 2012 was $2,228, as compared to $205 of cash used during the same period in 2011. In 2012, the most significant transaction was the net cash outflow of $2,344 in connection with the Company’s acquisition of Heritage Global Partners, as compared to a net cash outflow of $175 in 2011 in connection with the acquisition of Equity Partners. In 2012 the Company received $156 in cash distributions from its investment in Polaroid. Additional investments in Polaroid were $41 and $32 in 2012 and 2011, respectively. In the first six months of 2012, $1 of cash distributions was received from Knight’s Bridge GP compared to $2 in 2011.

Cash used in financing activities Cash used in financing activities was $3,024 during the six months ended June 30, 2012, as compared to $1,289 cash used during the same period in 2011. In 2012 the Company repaid net cash of $461 to its third party lender, compared to a net repayment of $3,571 in 2011. Also in 2012, the Company advanced net cash of $2,571 to Counsel, compared to a net receipt of $459 in 2011. In the first six months of 2012 the Company received $8 related to the exercise of 21,750 options to purchase common stock; there were no option exercises in the first six months of 2011. In 2011, the Company received cash of $1,823, net of share issuance costs, from a private placement of 1,000,000 common shares; there were no similar transactions in 2012.

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

Three-Month Period Ended June 30, 2012 Compared to Three-Month Period Ended June 30, 2011

Asset liquidation revenues were $3,831 in 2012 compared to $11,735 in 2011, asset liquidation expense was $1,649 in 2012 compared to $6,080 in 2011, and earnings of equity accounted asset liquidation investments were $158 in 2012 compared to $157 in 2011. The net earnings of these three items were $2,340 in 2012 compared to $5,812 in 2011. Because Counsel RB conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The lower revenues and expenses in the current quarter reflect the vagaries of the timing of completion of asset liquidation transactions. In addition, the second quarter of 2011 was impacted by one large transaction, the sale of the Fraser Paper mill in Gorham, NH.

Patent licensing and maintenance expense was $8 during the quarter ended June 30, 2012, compared to $13 during the same period in 2011.

Selling, general and administrative expense, including expenses paid to related parties, was $2,652 during the quarter ended June 30, 2012, compared to $1,278 during the same period in 2011. The significant items included:

•	Compensation expense was $1,660 in the second quarter of 2012, compared to $674 in the second quarter of 2011. Salary and benefits expense for Counsel RB was $679 in 2012 and $592 in 2011. In the second quarter of 2012, salary and benefits expense for Heritage Global Partners was $782; there was no comparable expense in 2011. With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $34. Stock based compensation was $164 in the second quarter of 2012 and $48 in the second quarter of 2011. The increase is due to the ongoing expense relating to the 2,040,000 options that were issued during 2011, and the 1,040,000 options issued during the first six months of 2012.

•	Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $110 in the second quarter of 2012, compared to $107 in the second quarter of 2011. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

•	Advertising, promotion and public relations expense was $98 in the second quarter of 2012 as compared to $8 in the second quarter of 2011. The increase is due to the growth of the Company’s asset liquidation business.

•	Travel expense was $194 in the second quarter of 2012 as compared to $62 in the second quarter of 2011. The majority of the travel relates to the Company’s asset liquidation business, and has increased as the operations have expanded.

•	Office rent was $105 in the second quarter of 2012 as compared to $43 in the second quarter of 2011, and related solely to the operations of the Company’s asset liquidation business. The increase is due to the growth of the asset liquidation business, in particular to the acquisition of Equity Partners and Heritage Global Partners.

•	Foreign exchange was $118 in the second quarter of 2012 as compared to $0 in the second quarter of 2011. The increase is primarily related to asset liquidation transactions in Canada in the second quarter of 2012.

Other income (expenses) and earnings of other equity accounted investments – the significant items included:

•	Other expense was $317 in the second quarter of 2012, as compared to other income of $16 in the second quarter of 2011. In 2012, the primary item was a $363 writedown of real estate inventory. This was partially offset by a $39 recovery of an account receivable that had been written off in 2011, and $7 of interest income. In 2011, $12 of the income was the refund of a retainer, and $4 was interest income.

•	In the second quarter of 2012, the Company recorded a loss of $7 from its other equity accounted investments, as compared to income of $33 in the second quarter of 2011. In 2012 the amount consisted of an $8 loss related to the operations of Polaroid and $1 income from Knight’s Bridge GP. In 2011 the income consisted of $32 from Polaroid and $1 from Knight’s Bridge GP.

Six-Month Period Ended June 30, 2012 Compared to Six-Month Period Ended June 30, 2011

Asset liquidation revenues were $6,865 in 2012 compared to $12,469 in 2011, asset liquidation expense was $3,185 in 2012 compared to $7,689 in 2011, and earnings of equity accounted asset liquidation investments were $1,227 in 2012 compared to $1,717 in 2011. The net earnings of these three items were $4,907 in 2012 compared to $6,497 in 2011. The lower revenues and expenses in the current year reflect the vagaries of the timing of completion of asset liquidation transactions. In addition, the first half of 2011 was impacted by one large transaction, the sale of the Fraser Paper mill in Gorham, NH.

Patent licensing and maintenance expense was $34 during the six months ended June 30, 2012, compared to $70 during the same period in 2011. The greater 2011 expense was primarily due to costs associated with a re-examination of U.S. Patent No. 6,243,373.

Selling, general and administrative expense, including expenses paid to related parties, was $4,391 during the six months ended June 30, 2012, compared to $2,246 during the same period in 2011. The significant items included:

•	Compensation expense was $2,737 in the first half of 2012, compared to $1,404 in the first half of 2011. Salary and benefit expense for Counsel RB was $1,365 in 2012 and $1,269 in 2011. In the first half of 2012, salary and benefits expense for Heritage Global Partners was $1,025; there was no comparable expense in 2011. With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $69. Stock based compensation was $279 in the first half of 2012 and $66 in the first half of 2011. The increase is due to the ongoing expense relating to the 2,040,000 options that were issued during 2011, and the 1,040,000 options issued during the first six months of 2012.

•	Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $218 in the first half of 2012, compared to $215 in the first half of 2011. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

•	Legal expense was $162 in the first half of 2012, compared to a credit of $182 in the first half of 2011. The net credit in 2011 was due to negotiated reductions in fees that were billed during 2010.

•	Advertising, promotion and public relations expense was $169 in the first half of 2012 as compared to $8 in the first half of 2011. The increase is due to the growth of the Company’s asset liquidation business.

•	Travel expense was $305 in the first half of 2012, as compared to $109 in the first half of 2011. The majority of the travel relates to the Company’s asset liquidation business, and has increased as the operations have expanded.

•	Office rent was $168 in the first half of 2012 as compared to $91 in the first half of 2011, and related solely to the operations of the Company’s asset liquidation business. The increase is due to the growth of the asset liquidation business, in particular to the acquisition of Equity Partners and Heritage Global Partners.

•	Foreign exchange was $125 in the first half of 2012 as compared to $3 in the first half of 2011. The increase is primarily related to asset liquidation transactions in Canada in the second quarter of 2012.

Other income (expenses) and earnings of other equity accounted investments – the significant items included:

•	Other expense was $307 in the first half of 2012, as compared to other income of $16 in the first half of 2011. In 2012, the primary item was a $363 writedown of real estate inventory. This was partially offset by a $39 recovery of an account receivable that had been written off in 2011, and $17 of interest income. In 2011, $12 of the income was the refund of a retainer, and $4 was interest income.
27

•	In the first half of 2012, the Company recorded a loss of $54 from its other equity accounted investments, as compared to income of $48 in the first half of 2011. In 2012 the amount consisted of a $56 loss related to the operations of Polaroid and $2 of income from Knight’s Bridge GP. In 2011 the income consisted of $46 from Polaroid and $2 from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in any material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our revolving credit facility provides that the principal amount outstanding bears interest at the greater of the lender’s prime rate + 1.0%, or 4.5%. Assuming that the debt amount on the revolving credit facility at June 30, 2012 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $26 for that twelve-month period. We do not believe that, in the near term, we are subject to material market risk on our debt.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2012. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our President and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**†	XBRL Instance Document

101.SCH**†	XBRL Taxonomy Extension Schema Document

101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase Document

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

† To be filed by amendment.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Counsel RB Capital Inc.

Date: August 14, 2012	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

