Form 10-Q
period 2012-09-30
Counsel RB Capital Inc.
filed 2012-11-13
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were 28,945,228 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	As of September 30, 2012	As of December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$6,077	$6,672
Amounts receivable (net of allowance for doubtful accounts of $0; 2011 - $186)	2,075	917
Receivables from related parties	3,290	595
Deposits	4,004	69
Inventory – equipment	2,671	1,013
Other current assets	449	148
Income taxes recoverable	73	—
Deferred income tax assets	2,421	2,419
Total current assets	21,060	11,833
Other assets:
Inventory – real estate	—	2,131
Asset liquidation investments	1,773	3,455
Investments	2,597	2,772
Property, plant and equipment, net	43	19
Intangible assets, net	5,375	—
Goodwill	5,301	573
Deferred income tax assets	24,783	26,364
Total assets	$60,932	$47,147

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,455	$855
Income taxes payable	—	261
Debt payable to third parties	4,833	3,091
Total liabilities	14,288	4,207

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at September 30, 2012 and December 31, 2011, liquidation preference of $592 at September 30, 2012 and December 31, 2011	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,945,228 shares at September 30, 2012 and 27,117,450 shares at December 31, 2011	290	271
Additional paid-in capital	283,124	278,408
Accumulated deficit	(236,776)	(235,745)
Total equity	46,644	42,940
Total liabilities and equity	$60,932	$47,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of US dollars, except per share amounts)	2012	2011	2012	2011

Revenue:
Asset liquidation
Asset sales	$1,284	$1,190	$5,175	$13,415
Commissions and other	1,768	959	4,742	1,203
Total asset liquidation revenue	3,052	2,149	9,917	14,618

Operating costs and expenses:
Asset liquidation	1,152	900	4,360	7,036
Inventory maintenance	15	(6)	(8)	1,547
Patent licensing and maintenance	4	5	38	75
Selling, general and administrative	3,210	1,067	7,265	3,024
Expenses paid to related parties	196	145	532	434
Depreciation and amortization	272	—	283	—
Total operating costs and expenses	4,849	2,111	12,470	12,116
	(1,797)	38	(2,553)	2,502
Earnings of equity accounted asset liquidation investments	222	478	1,449	2,195
Operating income (loss)	(1,575)	516	(1,104)	4,697
Other income (expenses):
Other income (expenses)	8	8	(299)	24
Interest expense – third party	(71)	(45)	(175)	(181)
Interest (expense) credit – related party	11	—	—	—
Total other income (expenses)	(52)	(37)	(474)	(157)
Income (loss) before the undernoted	(1,627)	479	(1,578)	4,540
Income tax recovery	(638)	(416)	(612)	(36)
Earnings (loss) of other equity accounted investments (net of tax of $0)	(11)	(35)	(65)	13

Net income (loss) and comprehensive income (loss)	$(1,000)	$860	$(1,031)	$4,589

Weighted average common shares outstanding – basic (in thousands)	28,593	27,088	28,072	26,739

Weighted average common shares outstanding – diluted (in thousands)	28,593	27,381	28,072	26,990

Earnings (loss) per share – basic and diluted:
Common shares	$(0.03)	$0.03	$(0.04)	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended September 30, 2012

(in thousands of US dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance at December 31, 2010	592	$6	25,960,080	$259	$275,641	$(266,458)	$9,448
Issuance of common stock	—	—	1,122,950	12	1,995	—	2,007
Exercise of options	—	—	34,420	—	16	—	16
Issuance of options	—	—	—	—	460	—	460
Compensation cost related to stock options	—	—	—	—	296	—	296
Net income	—	—	—	—	—	30,713	30,713
Balance at December 31, 2011	592	6	27,117,450	271	278,408	(235,745)	42,940
Issuance of common stock	—	—	1,800,000	19	3,135	—	3,154
Exercise of options	—	—	27,778	—	14	—	14
Issuance of options	—	—	—	—	1,131	—	1,131
Compensation cost related to stock options	—	—	—	—	436	—	436
Net loss	—	—	—	—	—	(1,031)	(1,031)
Balance at September 30, 2012	592	$6	28,945,228	$290	$283,124	$(236,776)	$46,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(In thousands of US dollars)	2012	2011

Cash flows from operating activities:
Net income (loss)	$(1,031)	$4,589
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	19	13
Amortization of financing costs on debt payable to third party	9	32
Stock-based compensation expense	1,490	176
Loss (earnings) of other equity accounted investments	65	(13)
Writedown of real estate inventory	363	—
Depreciation and amortization	283	1
Provision for doubtful accounts	—	40

Changes in operating assets and liabilities:
Increase in amounts receivable	(381)	(554)
Decrease (increase) in lease receivable	102	(181)
Decrease (increase) in deposits	(3,935)	262
Decrease in inventory	110	146
Decrease in asset liquidation investments	1,682	3,087
Increase in other assets	(254)	(190)
Increase in deferred income tax assets	(599)	(260)
Increase (decrease) in accounts payable and accrued liabilities	5,864	(1,867)
Increase (decrease) in income taxes payable	(334)	54
Net cash provided by operating activities	3,453	5,335

Cash flows used in investing activities:
Net cash paid for business acquisition	(2,344)	(175)
Investment in other equity accounted investments	(51)	(42)
Cash distributions from other equity accounted investments	161	3
Purchase of property, plant and equipment	(7)	—
Net cash used in investing activities	(2,241)	(214)

Cash flows provided by (used in) financing activities:
Proceeds of debt payable to third parties	9,863	3,814
Repayment of debt payable to third parties	(8,140)	(5,950)
Proceeds of advances from a related party	2,155	1,282
Repayment of debt payable and advances to related parties	(5,699)	(798)
Proceeds from exercise of options to purchase common shares	14	16
Proceeds from issuance of common shares, net of share issuance costs	—	1,824
Net cash provided by (used in) financing activities	(1,807)	188
Increase (decrease) in cash	(595)	5,309
Cash and cash equivalents at beginning of period	6,672	2,608
Cash and cash equivalents at end of period	$6,077	$7,917

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$2,100	$184
Issuance of common stock in exchange for intellectual property license	1,053	—
Issuance of options to purchase common stock in exchange for assets of acquired business	1,131	460

Supplemental cash flow information:
Taxes paid	$368	$202
Interest paid	163	117

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Counsel RB Capital Inc. together with its subsidiaries, including Counsel RB Capital LLC (“Counsel RB”), Equity Partners CRB LLC, Heritage Global Partners, Inc., C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “CRBCI”, the “Company”, “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which CRBCI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management’s opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012.

Certain items in the condensed consolidated interim statement of operations and comprehensive income for the nine months ended September 30, 2011 have been reclassified to conform to current year presentation. These changes had no effect on previously reported net income or stockholders’ equity.

The results of operations for the nine-month period ended September 30, 2012 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2012.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these policies in the third quarter of 2012.

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

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers certain provisions of ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI. Both ASU 2011-05 and 2011-12 are effective for interim or annual reporting periods beginning after December 15, 2011, with early adoption permitted. The guidance must be applied retrospectively for all periods presented in the financial statements. The Company adopted ASU 2011-05 and ASU 2011-12 in the first quarter of 2012. However, because the Company has no OCI for any of the periods presented, the adoptions had no effect on the Company’s consolidated financial statements.

Future Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the indefinite-lived intangible asset impairment testing guidance in ASC 350-30, by providing the option to perform a qualitative assessment before calculating the fair value of the asset. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, a reporting entity would not need to calculate the fair value of the asset. ASU 2012-02 does not change the requirement to test indefinite-lived intangible assets annually for impairment, or to test for impairment between annual tests if warranted by events or circumstances. However, it does revise the examples of events and circumstances that should be considered. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect that the adoption of ASU 2012-02 will have a significant impact on its consolidated financial statements.

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

The following table summarizes the consideration paid for Heritage Global Partners and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

At February 29, 2012
$
Consideration paid
Cash	3,000
Promissory notes, net of receivable from owners [1]	849
Equity instruments:
1,000,000 CRBCI common shares [2]	2,100
625,000 options to purchase CRBCI common shares at $2.00 per share [3]	1,131
Fair value of total consideration	7,080

Acquisition related costs (included in selling, general, and administrative expenses in CRBCI’s condensed consolidated interim statement of operations for the nine months ended September 30, 2012)	73

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	656
Accounts receivable (net of $0 allowance for doubtful accounts)	870
Deposits	20
Prepaid expenses	43
Property, plant and equipment	37
Identifiable intangible assets	5,640
Accounts payable and accrued liabilities	(1,212)
Client liability account	(1,424)
Short-term note payable	(100)
Future income taxes payable	(2,178)
Total identifiable net assets assumed	2,352
Goodwill	4,728
7,080

1 The notes (the “Promissory Notes”) were paid in full on their August 31, 2012 maturity date.

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

In finalizing the purchase price, $3,462 was reallocated from goodwill in order to recognize a deferred tax liability of $2,178 and intangible assets of $5,640. These were the only changes made to the previously recognized amounts of identifiable assets acquired and liabilities assumed. The identifiable intangible assets are discussed in Note 6.

To date, the only transactions recognized separately from the acquisition were the acquisition costs noted in the above table. The Company expects to incur up to an additional $10 of acquisition-related expenses.

Note 4 – Stock-based Compensation

At September 30, 2012 the Company maintained seven stock-based compensation plans. Six of these plans are described more fully in Note 14 to the audited consolidated financial statements for the year ended December 31, 2011, contained in the Company’s most recently filed Annual Report on Form 10-K. A new plan, the Heritage Global Partners Plan (the “HGP Plan”), was set up to facilitate the issuance of options as part of the acquisition of Heritage Global Partners. It is similar to the Company’s 2003 Stock Option and Appreciation Rights Plan, except that options issued under the HGP Plan survive termination of employment.

During the first nine months of 2012 the Company issued a total of 1,040,000 options to officers and employees. This included the 625,000 options that were granted to the former owners of Heritage Global Partners, as part of the Company’s acquisition of Heritage Global Partners. The Company made no option grants during the quarter ended September 30, 2012.

The following summarizes the changes in common stock options for the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	3,141,198	$1.65
Granted	1,040,000	$2.04
Exercised	(31,750)	$0.61
Forfeited	(250,000)	$1.83
Expired	(1,250)	$1.40
Outstanding at September 30, 2012	3,898,198	$1.75

Options exercisable at September 30, 2012	1,298,198	$1.39

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

Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the nine months ended September 30, 2012, the Company had a net loss and therefore diluted EPS was not calculated. For the nine months ending September 30, 2011, 66,350 of 3,181,198 options outstanding were excluded.

Basic and diluted EPS were calculated using the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Net income (loss)	$(1,000)	$860	$(1,031)	$4,589
Less: income allocated to preferred stockholders	—	(1)	—	(4)
Net income (loss) allocated to common stockholders	$(1,000)	$859	$(1,031)	$4,585

Weighted average shares for basic EPS	28,593	27,088	28,072	26,739
Add: incremental shares from assumed conversions of stock options	—	293	—	251
Weighted average shares for diluted EPS	28,593	27,381	28,072	26,990

Basic and diluted earnings (loss) per share attributable to common stockholders	$(0.03)	$0.03	$(0.04)	$0.17

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

To date the Company has recorded only one interest-bearing note receivable, in the amount of $225. This note was acquired when Counsel RB commenced operations in the second quarter of 2009. An allowance of $146 was recorded in the fourth quarter of 2010, and a further allowance of $40 was recorded in the second quarter of 2011. The remaining balance of $39 was collected during the second quarter of 2012, and therefore at September 30, 2012, the Company had no interest-bearing notes receivable.

In the first quarter of 2011, the Company acquired a lease receivable in the amount of $248, which is being reduced by monthly payments of $12 that began in April 2011. The lease receivable began accruing interest beginning April 1, 2011.

At September 30, 2012 the Company had no investment in non-interest bearing financing receivables that are past due.

During the first nine months of 2012, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the first nine months of 2012.

Amounts receivable from third parties consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accounts receivable (net of allowance for doubtful accounts of $0; 2011 - $0)	$2,029	$730
Notes receivable (net of allowance for doubtful accounts of $0; 2011 - $186)	—	39
Lease receivable	46	148
	$2,075	$917

Intangible assets

The Company’s intangible assets are related to its asset liquidation business.

As discussed in Note 3, on February 29, 2012 the Company acquired Heritage Global Partners for a total purchase price of $7,080, of which $5,640 was assigned to identifiable intangible assets. Of this amount, $4,180 was assigned to Customer/Broker Network and $1,460 was assigned to Trade Name. The Customer/Broker Network intangible asset is being amortized over 12 years, and the Trade Name intangible asset is being amortized over 14 years. The details are as shown below:

September 30, 2012
Customer/Broker Network (net of amortization of $203)	$3,977
Trade Name (net of amortization of $62)	1,398
$5,375

Goodwill

The Company’s goodwill is related to its asset liquidation business.

As part of its acquisition of Equity Partners in June 2011, the Company recognized goodwill of $573. No goodwill impairment resulted from the completion of the impairment tests at December 31, 2011, and there have been no events or changes in circumstances in 2012 that make it more likely than not that the carrying amount of this goodwill may be impaired.

As part of its acquisition of Heritage Global Partners in February 2012, the Company recognized goodwill of $4,728, as discussed in more detail in Note 3. Subsequent to the acquisition, there have been no events or changes in circumstances that make it more likely than not that the carrying amount of this goodwill may be impaired.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Due to Heritage Global Partners clients	$7,646	$—
Due to Joint Venture partners	342	89
Sales and other taxes	504	66
Remuneration and benefits	214	402
Asset liquidation expenses	74	—
Regulatory and legal fees	242	49
Accounting, auditing and tax consulting	127	169
Patent licensing and maintenance	7	8
Other	299	72

Total accounts payable and accrued liabilities	$9,455	$855

Note 7 – Asset Liquidation Investments and Other Investments

Summarized financial information – Equity accounted asset liquidation investments

The table below details the results of operations attributable to CRBCI from the Joint Ventures in which it was invested.

	Nine months ended September 30,
	2012	2011

Gross revenues	$5,976	$3,474

Gross profit	$1,445	$2,098

Income from continuing operations	$1,449	$2,195

Net income	$1,449	$2,195

The Company’s other investments as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$19	$19
Polaroid	2,578	2,753

Total investments	$2,597	$2,772

The Company accounts for its investments under the equity method.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several non-public Internet-based e-commerce businesses. Since the Company’s initial investment, the Company’s share of earnings has been almost exactly offset by cash distributions, and at September 30, 2012 the Company’s net investment was $19. Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at September 30, 2012, the Company concluded that there has been no impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

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

The Company’s investment in the LLC has two components:

•	CRBCI acquired Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to its investment in Class A units. The investment is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel. CRBCI is also responsible for Counsel’s share of the management fees, which are approximately $40 per year. The economic interest entitles CRBCI to an 8% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

•	CRBCI directly acquired Class D units. These units are subject to a 2% annual management fee, payable to the General Partner, of approximately $11 per year. The units have a 10% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

The components of the Company’s investment in Polaroid at September 30, 2012 are detailed below:

Unit type	Capital invested	Equity in earnings	Capital returned	Net investment
Class A	$2,437	$176	$(546)	$2,067
Class D	606	39	(134)	511
Total	$3,043	$215	$(680)	$2,578

Note 8 – Debt

At September 30, 2012 and December 31, 2011, the Company’s only outstanding debt was a revolving credit facility (the “Credit Facility”), which had a balance of $4,833 and $3,091 at September 30, 2012 and December 31, 2011, respectively. The revolving credit facility (“Credit Facility”) is provided to Counsel RB by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) dated as of June 2, 2009 and most recently amended as of September 27, 2012 (the “Amendment Date”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $15,000, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At September 30, 2012, $5,731 of such assets served as collateral for the loan (December 31, 2011 - $4,303). Effective March 1, 2011, a monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $15,000 and the average loan amount outstanding during the month. Effective the Amendment Date, an annual facility fee (“Facility Fee”) of $50 was paid to the lender. Subsequent payments will be due on each anniversary of the Amendment Date. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel. At September 30, 2012 and December 31, 2011 the Company was in compliance with all covenants of the Credit Facility.

In connection with the February 2012 acquisition of HGP, the Company issued promissory notes (the “Promissory Notes”) payable to the former owners of HGP, which were due on August 31, 2012. The Promissory Notes were paid in full on August 31.

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

Note 10 – Income Taxes

In the third quarter of 2012, the Company recognized a current income tax recovery of $60, resulting in a year-to-date net current income tax recovery of $14. The Company also recognized a deferred income tax recovery of $578, resulting in a year-to-date net deferred tax recovery of $598. The deferred income tax recovery for the third quarter of 2012 is primarily due to the recognition of the tax benefit of available tax loss carry forwards generated in the third quarter that are more likely than not expected to be utilized against future income. The $27,204 net deferred income tax asset balance as at September 30, 2012 reflects the tax benefit of available tax loss carry forwards that are more likely than not expected to be utilized against future income. In the third quarter 2012 the Company recorded a deferred tax liability of $2,178 related to the intangible assets acquired through the Heritage Global Partners acquisition.

At September 30, 2012, the Company had available federal tax loss carryforwards of approximately $55,300 of unrestricted net operating tax losses and approximately $28,800 of restricted net operating tax losses. The net operating loss carryforwards expire between 2024 and 2029.

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

The Company, until recently, has had a history of incurring annual tax losses, beginning in 1991. All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carryforwards against income for tax purposes in the later year. The Company applied historic tax loss carryforwards to offset income for tax purposes in 2008, 2010 and 2011, respectively. The 2009 through 2011 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carryforwards available to shield income attributable to a particular state from being subject to tax in that particular state.

Note 11 – Related Party Transactions

Transactions with Counsel

At September 30, 2012 the Company had a receivable from Counsel in the amount of $3,290, as compared to a receivable of $595 at December 31, 2011. No interest is charged on this receivable. In the normal course of operations, the Company may receive advances from Counsel under an existing loan facility (the “Counsel Loan”). The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. The Counsel Loan is secured by the assets of the Company.

Counsel Services Provided to Company

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”). Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel. The basis for such services charged is an allocation, based on time incurred, of the cost of the base compensation paid by Counsel to those employees providing services to CRBCI. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. Beginning in the first quarter of 2011, additional amounts were charged to the Company for Counsel services relating to the operations of the Company’s asset liquidation business. These amounts are detailed below:

Item	Amounts charged for the nine months ended September 30,
	2012	2011
Management fees	$270	$270
Other charges	56	53
Total	$326	$323

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

Leased premises location	Amounts charged for the nine months ended September 30,
	2012	2011
White Plains, NY	$95	$92
Los Angeles, CA	19	19
Foster City, CA	92	—
Total	$206	$111

As discussed in Note 3, as part of the acquisition of Heritage Global Partners during the first quarter of 2012, the Company issued Promissory Notes totaling $1,000 to its two former owners, partially offset by $151 of accounts receivable from the former owners. During the third quarter of 2012, the Promissory Notes were repaid in full, and the accounts receivable were collected.

On August 10, 2012, the Company entered into intellectual property licensing agreements with each of the Company’s Co-CEOs. Each Co-CEO was issued 400,000 shares of common stock of the Company, valued at $1.31672 per share, resulting in a total transaction value of $1,053.

Note 12 – Segment Reporting

From 2005 until the second quarter of 2009, the Company operated in a single business segment, Patent Licensing. With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation. For the nine months ending September 30, 2012 and 2011, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting.

There are no material inter-segment revenues. To date the Company’s business has been conducted principally in the U.S. and Canada, but the establishment of offices in Latin America and Europe in the third quarter of 2012 will result in more international operations in future quarters. The table below presents information about the Asset Liquidation segment of the Company as of and for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012	2011
	Asset Liquidation	Asset Liquidation
Revenues from external customers	$3,052	$2,149
Earnings from equity accounted asset liquidation investments	222	478
Other income	7	1
Interest expense	70	45
Depreciation and amortization	272	1
Segment income (loss)	(311)	828
Investment in equity accounted asset liquidation investees	1,773	461
Segment assets	27,349	7,384

	For the nine months ended September 30,
	2012	2011
	Asset Liquidation	Asset Liquidation
Revenues from external customers	$9,917	$14,618
Earnings from equity accounted asset liquidation investments	1,449	2,195
Other income (expense)	(301)	15
Interest expense	174	181
Depreciation and amortization	283	1
Segment income	755	5,282

The following table reconciles reportable segment information to the unaudited condensed consolidated interim financial statements of the Company:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Total other income and earnings from equity accounted investments for reportable segments	$229	$479	$1,148	$2,210
Unallocated other income (loss) and earnings (loss) from equity investments from corporate accounts	(11)	(28)	(63)	22
	$218	$451	$1,085	$2,232

Total interest expense for reportable segments	$70	$45	$174	$181
Unallocated interest expense from third party debt	1	—	1	—
Unallocated interest expense (credit) from related party debt	(11)	—	—	—
	$60	$45	$175	$181

Total depreciation and amortization for reportable segments	$272	$1	$283	$1
Other unallocated depreciation and amortization from corporate assets	—	—	—	—
	$272	$1	$283	$1

Total segment income (loss)	$(311)	$828	$755	$5,282
Other income (loss)	(11)	(28)	(63)	22
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(1,316)	(356)	(2,335)	(751)
Income tax expense (recovery)	(638)	(416)	(612)	(36)
Net income (loss) from continuing operations	$(1,000)	$860	$(1,031)	$4,589

	As at September 30, 2012	As at September 30, 2011

Segment assets	$27,349	$7,384
Other assets not allocated to segments(1)	33,583	12,706
	$60,932	$20,090

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 13 – Commitments and Contingencies

At September 30, 2012, CRBCI has no commitments other than the Unused Line Fee on its third party debt and the leases on its offices in New York and California. The lease on the New York office expires on December 31, 2015. The leases on the California offices expire on December 31, 2012, September 30, 2013 and December 11, 2015. The annual lease obligations are as shown below:

2012	$83
2013	$202
2014	$190
2015	$197

In the normal course of its business, CRBCI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At September 30, 2012 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 14 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2012 for disclosure. There have been no material subsequent events requiring disclosure in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the three and nine months ended September 30, 2012, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”).

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

Overview, History and Recent Developments

Counsel RB Capital Inc. (“CRBCI”, “we” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, and to “Counsel RB Capital Inc.” in 2011. The most recent name change reflects the significance of the asset liquidation business that was initiated in 2009 by the Company’s wholly-owned subsidiary, Counsel RB Capital LLC (“Counsel RB”).

Asset liquidation

The Company diversified into its asset liquidation operating segment in 2009 when it established Counsel RB, which began operations in the second quarter of that year. Counsel RB has become a leader in capital asset solutions, which involve finding, acquiring and monetizing distressed and surplus assets. In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, Counsel RB arranges traditional asset disposition sales, including liquidation and auction sales, and its objective is to be the leading resource for clients requiring capital asset solutions. Counsel RB was originally owned 75% by the Company and 25% by Counsel RB’s Co-CEOs. In November 2010, the Company acquired the Co-CEOs’ 25% interest in exchange for approximately 3.2 million shares of the Company.

The Company expanded its asset liquidation operations in the second quarter of 2011, when Counsel RB, through its wholly-owned subsidiary Equity Partners CRB LLC, acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”). Equity Partners is a boutique investment banking firm and provider of financial solutions for distressed businesses and properties. It was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. The Company worked with Equity Partners prior to the acquisition, and is realizing synergies and added value, since both businesses serve a variety of clients at different stages of the distressed business and surplus asset continuum.

During 2012, CRBCI has remained focused on building sustainable, long-term global success. On February 29, 2012 the Company increased its in-house expertise via its acquisition of 100% of the outstanding equity of Heritage Global Partners Inc. (“Heritage Global Partners”), a full-service, global auction and asset advisory firm. The purchase price consisted of $3,000 in cash, $1,000 in notes payable, 1,000,000 CRBCI common shares valued at $2.10 per share, and options to purchase 625,000 CRBCI common shares with a Black-Scholes fair value of $1.8092 per option. This transaction is also discussed in Note 3 of the unaudited condensed consolidated interim financial statements.

The acquisition and integration of Heritage Global Partners created additional global opportunities, and in the third quarter of 2012, the Company began expanding its asset liquidation operations into markets outside of North America. In July an exclusive strategic alliance agreement was signed with Asset Remarketing S. De R.L. de C.V. (“Asset Remarketing”), a Mexican company specializing in the monetization of manufacturing assets and real estate in Latin America, including Mexico, Costa Rica and the Dominican Republic. The Company and Asset Remarketing operate under the name “Asset Remarketing – HGP Latin America”, and expect that the first deal in this new market will be completed in the fourth quarter of 2012.

In the fourth quarter of 2012, the Company launched Heritage Global Partners Europe. Through its wholly-owned subsidiary Heritage Global Partners UK Limited (“HGP UK”), the Company opened three European-based offices, one each in the United Kingdom, Germany and Spain. Management believes that CRBCI’s expanded global platform will both provide its customer base with an array of value-added capital asset solutions, and achieve the Company’s long-term goal of growing its principal and fee-based revenue channels.

Patent licensing

In 1994, the Company began operating as an Internet service provider, and designed and built an internet protocol (“IP”) telecommunications platform. In 1997, it began offering enhanced services over a mixed IP-and-circuit-switched network platform and acquired MiBridge, Inc., a communications technology company engaged in the design, development, integration and marketing of software telecommunications products that support multimedia communications. The acquisition permitted the Company to accelerate the development and deployment of IP technology across its network platform. In 1998, the Company deployed its real-time IP communications network platform, which represented the first nationwide, commercially viable VoIP platform of its kind. In 2001, the Company expanded its telecommunications business~~,~~ through the acquisition of WXC Corp. This business was sold effective September 30, 2005.

In 2002, the U.S. Patent and Trademark Office issued U.S. patent No. 6,438,124 (the “C2 Patent”) for the Company’s Voice Internet Transmission System. Filed in 1996, the C2 Patent reflects foundational thinking, application, and practice in the VoIP services market. It encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. No special telephone or computer is required at either end of the call. The apparatus that makes this technically possible is a system of Internet access nodes, or voice engines, which provide digitized, compressed, and encrypted duplex or simplex Internet voice/sound. The end result is a high-quality calling experience whereby the Internet serves only as the transport medium and, as such, can lead to reduced toll charges. In May 2003, shortly after the issuance of the C2 Patent, the Company disposed of its domestic U.S. VoIP network. As part of the sale, the Company retained all of its intellectual property rights and patents.

Also in 2003, the Company added to its VoIP patent holdings when it acquired U.S. Patent No. 6,243,373, “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The vendor of the VoIP Patent was granted a first priority security interest in the patent in order to secure CRBCI’s obligations under the associated purchase agreement. The VoIP Patent, together with the C2 Patent and related international patents and patent applications, form the Company’s international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as used in the market today. Telecommunications companies that enable customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing CRBCI’s patented technology. The comprehensive nature of the VoIP Patent is summarized in the patent’s abstract, which describes the technology as follows: “A method and apparatus are provided for communicating audio information over a computer network. A standard telephone connected to the PSTN may be used to communicate with any other PSTN-connected telephone, where a computer network, such as the Internet, is the transmission facility instead of conventional telephone transmission facilities.” As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net earnings from the VoIP Patent Portfolio.

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

Until December 31, 2004, intellectual property revenue was based on the sales and deployment of the Company’s VoIP solutions, which it ceased directly marketing in 2005. In June 2006, C2 Communications Technologies Inc. (“C2 Technologies”), a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against seven major U.S. telecommunications carriers, which alleged that these companies’ VoIP services and systems infringed the VoIP Patent. The litigation resulted in the Company entering into settlement and license agreements in 2008, for which CRBCI was paid $17,625 in aggregate, whereby CRBCI granted the defendants non-exclusive, perpetual, worldwide, fully paid up, royalty-free licenses under any of CRBCI’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

In August 2009, C2 Technologies filed a similar lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc. The complaint was filed in the United States District Court for the Eastern District of Oklahoma and also alleges that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373. The complaint seeks an injunction, monetary damages and costs. In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation and Telephone and Data Systems, Inc. was dismissed without prejudice. Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas. A trial date has been set for March 13, 2013.

The Company’s segments are discussed in more detail in Note 12 of the unaudited condensed consolidated interim financial statements.

Industry and Competition

Asset Liquidation

Counsel RB, the most significant entity within our asset liquidation business, is involved primarily in the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these assets is highly fragmented. To acquire assets for resale, Counsel RB competes with other liquidators, auction companies, dealers and brokers. It competes for potential purchasers with other liquidators and auction companies, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some of Counsel RB’s competitors have significantly greater financial and marketing resources and name recognition.

Counsel RB’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures allow Counsel RB to have access to more opportunities, and to mitigate some of the competition from the market’s larger participants. Counsel RB’s objective is to be the leading resource for clients requiring capital asset solutions. To achieve this objective, it continues to strengthen its core competencies. The recent acquisitions of Equity Partners and Heritage Global Partners have resulted in Counsel RB being able to offer a full-service industrial auction division, an asset-based debtor in possession (“DIP”) facility and a valuation practice to provide equipment appraisals to companies and financial institutions. As discussed above under Overview, History and Recent Developments, in the third and fourth quarters of 2012, the Company also began to expand its operations into Latin America and Europe.

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

Historically, the communications services industry transmitted voice and data over separate networks using different technologies, such as circuit switching. VoIP technology can replace the traditional telephone network, and is more efficient than a dedicated circuit network, because it is not restricted by the one-call, one-line limitation of a traditional telephone network. In addition, VoIP technology enables the provision of enhanced services such as unified messaging. It has become widespread and accepted, with a variety of applications in the telecommunications and other industries.

The Company’s objective is to have telecommunications service providers (“TSPs”), equipment suppliers (“ESs”) and end users license its patents. In this regard, its competition is existing technology, outside the scope of its patents, which allows TSPs and ESs to deliver communication services to their customers. While we believe that there will be continued proliferation of VoIP technology in the coming years and that this proliferation will occur within the context of our patents, there is no certainty that this will occur, and/or that it will occur in a manner that requires organizations to license our patents.

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

Significant estimates required in the preparation of the unaudited condensed consolidated interim financial statements included in this Report include the assessment of collectability of revenue recognized, and the valuation of amounts receivable, inventory, investments, assets acquired, deferred income tax assets, goodwill and intangible assets, liabilities and stock-based compensation. These estimates are considered significant because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these policies in the first nine months of 2012.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At September 30, 2012 the Company’s working capital was $6,772, as compared to working capital of $7,626 at December 31, 2011. The most significant changes in the Company’s current assets were increases of $1,158 in amounts receivable from third parties, $2,695 in receivables from related parties, $3,935 in deposits, and $1,658 in equipment inventory. Cash decreased by $595. The most significant changes to current liabilities were increases of $8,600 in accounts payable and accrued liabilities, and $1,742 in debt payable to third parties. The increases in the amounts of the Company’s consolidated assets and liabilities between December 31, 2011 and September 30, 2012 are due to two factors. The most significant and ongoing factor is the Company’s acquisition of Heritage Global Partners during the first quarter of 2012. In particular, cash and accounts receivable associated with Heritage Global Partners at September 30, 2012 were $5,649 and $1,400, respectively, and accounts payable and accrued liabilities were $8,621. The second factor relates to the uneven nature of the timing of asset liquidation transactions. Fewer transactions were completed during the third quarter of 2012 as compared to previous quarters. As a result, compared to June 30, 2012, equipment inventory increased by $2,089 and deposits increased by $1,851, while third party debt increased by $2,189 and asset liquidation revenue decreased by $779. Based on current forecasts, the Company expects to complete more transactions in the fourth quarter of 2012.

The Company’s debt payable to third parties consists of borrowings under Counsel RB’s revolving credit facility, and is subject to significant fluctuation depending on the number and magnitude of asset liquidation transactions in process at any given date. The credit facility has a maximum of $15,000 in place to finance its purchases of assets for resale, as discussed in Note 8 of the unaudited condensed consolidated interim financial statements.

During the first nine months of 2012, the Company’s primary source of cash, exclusive of borrowings under Counsel RB’s revolving credit facility, was the operations of its asset liquidation business. Cash disbursements, other than those related to repayment of debt, and the net $2,344 related to the acquisition of Heritage Global Partners, as discussed in Note 3 of the unaudited condensed consolidated interim financial statements, were primarily related to operating expenses.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $8,545 at September 30, 2012 and working capital of $13,212 at December 31, 2011.

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

Ownership Structure and Capital Resources

•	At September 30, 2012 the Company had stockholders’ equity of $46,644, as compared to $42,940 at December 31, 2011.

•	At September 30, 2012 the Company is 71.3% owned, and therefore controlled, by Counsel. At December 31, 2011 the Company was 76.1% owned by Counsel. The Co-CEOs of Counsel RB each owned 5.98% of the Company. One million shares, or 3.7%, were held by a single investor. The remaining 8.2% was owned by public stockholders. On February 29, 2012, as discussed in Note 3 of the unaudited condensed consolidated interim financial statements, the Company issued one million common shares as part of the consideration for its acquisition of Heritage Global Partners, representing 3.69% of the outstanding common shares. Subsequently, on August 10, 2012, the Company issued 800,000 shares to its Co-CEOs in connection with the acquisition of intellectual property from them. Counsel’s ownership was thereby decreased to 71.3%, that of the Co-CEOs increased to 7.0% each, that of both the single investor referenced above, and the former owners of Heritage Global Partners, decreased to 3.5%, and that of the remaining public stockholders decreased to 7.7%.

Cash Position and Cash Flows

Cash and cash equivalents at September 30, 2012 were $6,077 as compared to cash of $6,672 at December 31, 2011, a decrease of $595.

Cash provided by operating activities Cash provided by operating activities during the nine months ended September 30, 2012 was $3,453, as compared to $5,335 provided during the same period in 2011. The most significant reason for the variation is that during the first nine months of 2012 the Company had a loss of $1,031, as compared to income of $4,589 for the same period in 2011. The decrease in cash reflects the fact that the timing of the completion of asset liquidation transactions fluctuates from quarter to quarter. In both periods, the operations of the Company’s asset liquidation business were the primary source of operating cash receipts and disbursements.

The most significant changes in operating activities during the first nine months of 2012 as compared to the first nine months of 2011 were in deposits, asset liquidation investments, and accounts payable and accrued liabilities. Deposits increased by $3,935 in 2012 as compared to decreasing by $262 in 2011. Asset liquidation investments decreased by $1,682 in 2012 as compared to decreasing by $3,087 in 2011. Accounts payable and accrued liabilities increased by $5,864 in 2012 as compared to decreasing by $1,867 in 2011. The changes in both deposits and asset liquidation investments are due to the variability of the operations of Counsel RB. The change in accounts payable and accrued liabilities is primarily due to the variability of all business units, combined with the effect of the acquisition of Heritage Global Partners in the first quarter of 2012.

Cash used in investing activities Cash used in investing activities during the nine months ended September 30, 2012 was $2,241, as compared to $214 of cash used during the same period in 2011. In 2012, the most significant transaction was the net cash outflow of $2,344 in connection with the Company’s acquisition of Heritage Global Partners, as compared to a net cash outflow of $175 in 2011 in connection with the acquisition of Equity Partners. In 2012 the Company received $158 in cash distributions from its investment in Polaroid. Additional investments in Polaroid were $51 and $42 in 2012 and 2011, respectively. In the first nine months of both 2012 and 2011, $3 of cash distributions was received from Knight’s Bridge GP. In 2012, in connection with its expanding operations, the Company invested $7 in property, plant and equipment.

Cash provided by or used in financing activities Cash used in financing activities was $1,807 during the nine months ended September 30, 2012, as compared to $188 cash provided during the same period in 2011. In 2012 the Company received net cash of $1,723 from its third party lender, compared to a net repayment of $2,136 in 2011. Also in 2012, the Company advanced net cash of $3,544 to Counsel, compared to a net receipt of $484 in 2011. In the first nine months of 2012 the Company received $14 related to the exercise of 31,750 options to purchase common stock, compared to receiving $16 related to the exercise of 30,000 options in 2011. In 2011, the Company received cash of $1,824, net of share issuance costs, from a private placement of 1,000,000 common shares; there were no similar transactions in 2012.

Management’s Discussion of Results of Operations

Asset liquidation revenue is primarily earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. Following the acquisitions of Heritage Global Partners and Equity Partners, it is also earned from more traditional asset disposition services, such as on-site and webcast auctions, liquidations and negotiated sales, and from fees earned for management advisory services. The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments.

The revenues and expenses discussed below include the operating results of Heritage Global Partners for the period following its acquisition by the Company on February 29, 2012. In the near-term, the Company’s earnings have been impacted by the incremental costs associated with the acquisition and integration of Heritage Global Partners and the expansion of its operations into Latin America and Europe, as discussed above under Overview, History and Recent Developments. However, the Company expects that recurring benefits from these initiatives will be positively reflected in future operating results.

Three-Month Period Ended September 30, 2012 Compared to Three-Month Period Ended September 30, 2011

Asset liquidation revenues were $3,052 in 2012 compared to $2,149 in 2011, asset liquidation expense was $1,167 in 2012 compared to $894 in 2011, and earnings of equity accounted asset liquidation investments were $222 in 2012 compared to $478 in 2011. The net earnings of these three items were $2,107 in 2012 compared to $1,733 in 2011. Because Counsel RB conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The higher net earnings in the current quarter reflect the vagaries of the timing of completion of asset liquidation transactions.

Patent licensing and maintenance expense was $4 during the quarter ended September 30, 2012, compared to $5 during the same period in 2011.

Selling, general and administrative expense, including expenses paid to related parties, was $3,406 during the quarter ended September 30, 2012, compared to $1,212 during the same period in 2011. The significant items included:

•	Compensation expense was $2,641 in the third quarter of 2012, compared to $699 in the third quarter of 2011. Salary and benefits expense for Counsel RB was $645 in 2012 and $555 in 2011. In the third quarter of 2012, salary and benefits expense for Heritage Global Partners was $751; there was no comparable expense in 2011. With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $34. Stock based compensation was $158 in the third quarter of 2012 and $110 in the third quarter of 2011. The increase is due to the ongoing expense relating to 2,040,000 of the options that were issued during 2011, and to 415,000 of the options issued during the first nine months of 2012. The Company also expensed $1,053 associated with the issue of 800,000 shares to its Co-CEOs in exchange for an intellectual property license.

•	Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $109 in the third quarter of 2012, compared to $107 in the third quarter of 2011. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

•	Consulting expense, including fees paid to our board of directors, was $132 in the third quarter of 2012, compared to $126 in the third quarter of 2011. In 2012, this included $20 related to the operations of Asset Remarketing – HGP Latin America.

•	Advertising, promotion and public relations expense was $98 in the third quarter of 2012 as compared to $11 in the third quarter of 2011. The increase is due to the growth of the Company’s asset liquidation business.

•	Travel and entertainment expense was $142 in the third quarter of 2012 as compared to $66 in the third quarter of 2011. The majority of the travel relates to the Company’s asset liquidation business, and has increased as the operations have expanded.

•	Office rent was $109 in the third quarter of 2012 as compared to $46 in the third quarter of 2011, and related solely to the operations of the Company’s asset liquidation business. The increase is due to the growth of the asset liquidation business, in particular to the acquisition of Equity Partners and Heritage Global Partners.

•	Foreign exchange was a credit of $170 in the third quarter of 2012 as compared to a credit of $26 in the third quarter of 2011. The change is primarily related to asset liquidation transactions in Canada in the third quarter of 2012.

Depreciation and amortization expense was $272 during the quarter ended September 30, 2012, compared to $0 during the same period in 2011. $264 represents amortization of the intangible assets recognized in connection with the acquisition of Heritage Global Partners, and the remaining $8 represents depreciation of property, plant and equipment.

Other income (expenses) and earnings of other equity accounted investments – the significant items included:

•	In the third quarter of 2012, the Company recorded a loss of $11 from its other equity accounted investments, as compared to a loss of $35 in the third quarter of 2011. In 2012 the amount consisted of a $12 loss related to the operations of Polaroid and $1 income from Knight’s Bridge GP. In 2011 the amount consisted of a $36 loss from Polaroid, offset by income of $1 from Knight’s Bridge GP.

Nine-Month Period Ended September 30, 2012 Compared to Nine-Month Period Ended September 30, 2011

Asset liquidation revenues were $9,917 in 2012 compared to $14,618 in 2011, asset liquidation expense was $4,352 in 2012 compared to $8,583 in 2011, and earnings of equity accounted asset liquidation investments were $1,449 in 2012 compared to $2,195 in 2011. The net earnings of these three items were $7,014 in 2012 compared to $8,230 in 2011. The lower revenues and expenses in the current year reflect the vagaries of the timing of completion of asset liquidation transactions. In addition, the first nine months of 2011 was impacted by one large transaction, the sale of the Fraser Paper mill in Gorham, NH.

Patent licensing and maintenance expense was $38 during the nine months ended September 30, 2012, compared to $75 during the same period in 2011. The greater 2011 expense was primarily due to costs associated with a re-examination of U.S. Patent No. 6,243,373.

Selling, general and administrative expense, including expenses paid to related parties, was $7,797 during the nine months ended September 30, 2012, compared to $3,458 during the same period in 2011. The significant items included:

•	Compensation expense was $5,378 in the first nine months of 2012, compared to $2,103 in the first nine months of 2011. Salary and benefit expense for Counsel RB was $2,010 in 2012 and $1,824 in 2011. In the first nine months of 2012, salary and benefits expense for Heritage Global Partners was $1,776; there was no comparable expense in 2011. With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $103. Stock based compensation was $436 in the first nine months of 2012 and $176 in the first nine months of 2011. The increase is due to the ongoing expense relating to 2,040,000 of the options that were issued during 2011, and to 415,000 of the options issued during the first nine months of 2012. The Company also expensed $1,053 associated with the issue of 800,000 shares to its Co-CEOs in exchange for an intellectual property license.

•	Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $326 in the first nine months of 2012, compared to $322 in the first nine months of 2011. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

•	Consulting expense, including fees paid to our board of directors, was $216 in the first nine months of 2012, compared to $382 in the first nine months of 2011. In 2012, this included $20 related to the operations of Asset Remarketing – HGP Latin America.

•	Legal expense was $256 in the first nine months of 2012, compared to a credit of $158 in the first nine months of 2011. The net credit in 2011 was due to negotiated reductions in fees that were billed during 2010.

•	Advertising, promotion and public relations expense was $268 in the first nine months of 2012 as compared to $17 in the first nine months of 2011. The increase is due to the growth of the Company’s asset liquidation business.

•	Travel and entertainment expense was $447 in the first nine months of 2012, as compared to $175 in the first nine months of 2011. The majority of the travel relates to the Company’s asset liquidation business, and has increased as the operations have expanded.

•	Office rent was $277 in the first nine months of 2012 as compared to $136 in the first nine months of 2011, and related solely to the operations of the Company’s asset liquidation business. The increase is due to the growth of the asset liquidation business, in particular to the acquisition of Equity Partners and Heritage Global Partners.

•	Foreign exchange was a credit of $45 in the first nine months of 2012 as compared to a credit of $23 in the first nine months of 2011. The increase is primarily related to asset liquidation transactions in Canada.

Depreciation and amortization expense was $283 during the nine months ended September 30, 2012, compared to $0 during the same period in 2011. $264 represents amortization of the intangible assets recognized in connection with the acquisition of Heritage Global Partners, and the remaining $19 represents depreciation of property, plant and equipment.

Other income (expenses) and earnings of other equity accounted investments – the significant items included:

•	Other expense was $299 in the first nine months of 2012, as compared to other income of $24 in the first nine months of 2011. In 2012, the primary item was a $363 writedown of real estate inventory. This was partially offset by a $39 recovery of an account receivable that had been written off in 2011, a $7 recovery of other expenses, and $18 of interest income. In 2011, $12 was the refund of a retainer, and the remainder was interest income.

•	In the first nine months of 2012, the Company recorded a loss of $65 from its other equity accounted investments, as compared to income of $13 in the first nine months of 2011. In 2012 the amount consisted of a $68 loss related to the operations of Polaroid and $3 of income from Knight’s Bridge GP. In 2011 the income consisted of $10 from Polaroid and $3 from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in any material off-balance sheet transactions.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our revolving credit facility provides that the principal amount outstanding bears interest at the greater of the lender’s prime rate + 1.0%, or 4.5%. Assuming that the debt amount on the revolving credit facility at September 30, 2012 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $48 for that twelve-month period. We do not believe that, in the near term, we are subject to material market risk on our debt.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2012. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Until the third quarter of 2012, our operations have been conducted primarily in the United States and as such have not been subject to material foreign currency exchange rate risk. With the expansion of our operations to Latin America and Europe, we may become subject to greater foreign currency exchange rate risk. Management will monitor operations and act as required to minimize this risk.

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

Further, there were no changes in our internal control over financial reporting during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2012, 10,000 options having an exercise price of $0.56 were exercised. There were no other sales of unregistered securities other than those reported in the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 14, 2012.

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

Counsel RB Capital Inc.

Date: November 13, 2012	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

