Form 10-K
period 2012-12-31
Counsel RB Capital Inc.
filed 2013-03-28
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large Accelerated Filer ☐           Accelerated Filer ☐         Non-Accelerated Filer ☐         Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $2.00 per share on June 29, 2012, as reported by the OTC - Bulletin Board, was approximately $6.163 million.

As of March 14, 2013, there were 28,945,228 shares of Common Stock, $0.01 par value, outstanding.

Forward-Looking Information

This Annual Report on Form 10-K (the “Report”) contains certain “forward-looking statements” that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

(All dollar amounts are presented in thousands of U.S. dollars (“USD”), unless otherwise indicated, except per share amounts)

Item 1. Business.

Overview, History and Recent Developments

Counsel RB Capital Inc. (“CRBCI”, “we” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, and to “Counsel RB Capital Inc.” effective January 20, 2011. The most recent name change reflects the continued significance of the Company’s asset liquidation business, which commenced operations in 2009.

The organization chart below outlines the basic corporate structure of the Company:

Asset liquidation

The Company’s asset liquidation business is its principal operating segment, and the Company’s objective is to be the leading resource for clients requiring capital asset solutions. The asset liquidation business began operations in 2009 with the establishment of Counsel RB Capital LLC (“Counsel RB”), which has become a leader in finding, acquiring and monetizing distressed and surplus assets in North America. In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, Counsel RB arranges traditional asset disposition sales, including liquidation and auction sales. Counsel RB was originally owned 75% by the Company and 25% by Counsel RB’s Co-CEOs. In November 2010, the Company acquired the Co-CEOs’ 25% interest in exchange for approximately 3.2 million shares of the Company.

The Company expanded its asset liquidation operations in the second quarter of 2011, when Counsel RB, through its wholly-owned subsidiary Equity Partners CRB LLC, acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”). Equity Partners is a boutique investment banking firm and provider of financial solutions for distressed businesses and properties. It was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. Counsel RB worked with Equity Partners prior to the acquisition, and is realizing synergies and added value, since the combined operations serve a variety of clients at different stages of the distressed business and surplus asset continuum.

During 2012, CRBCI has remained focused on building a sustainable, long-term global capital asset solutions business. On February 29, 2012 the Company increased its in-house asset liquidation expertise via its acquisition of 100% of the outstanding equity of Heritage Global Partners Inc. (“Heritage Global Partners”), a full-service, global auction, appraisal and asset advisory firm. The purchase price consisted of $3,000 in cash, $1,000 in notes payable, 1.0 million CRBCI common shares valued at $2.10 per share, and options to purchase 625,000 CRBCI common shares with a Black-Scholes fair value of $1.8092 per option. This transaction is also discussed in Note 2 of the audited consolidated financial statements.

The acquisition and integration of Heritage Global Partners created additional global opportunities, and in the third quarter of 2012, the Company began expanding its asset liquidation operations into markets outside of North America. In July 2012 an exclusive strategic alliance agreement was signed with Asset Remarketing S. De R.L. de C.V. (“Asset Remarketing”), a Mexican company specializing in the monetization of manufacturing assets and real estate in Latin America, including Mexico, Costa Rica and the Dominican Republic. The Company and Asset Remarketing operate under the name “Asset Remarketing – HGP Latin America”, and the first transaction in this new market was entered into during the fourth quarter of 2012.

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

Patent licensing

In 1994, the Company began operating as an Internet service provider, and designed and built an internet protocol (“IP”) telecommunications platform. In 1997, it began offering enhanced services over a mixed IP-and-circuit-switched network platform, and in 1998 the Company deployed its real-time IP communications network platform, which represented the first nationwide, commercially viable VoIP platform of its kind. In 2001, the Company expanded its telecommunications business, through the acquisition of WXC Corp. This business was sold effective September 30, 2005.

In 2002, the U.S. Patent and Trademark Office issued U.S. patent No. 6,438,124 (the “C2 Patent”) for the Company’s Voice Internet Transmission System, which reflects foundational thinking, application, and practice in the VoIP services market. It encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. In May 2003, shortly after the issuance of the C2 Patent, the Company disposed of its domestic U.S. VoIP network, but retained all of its intellectual property rights and patents.

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

In August 2009, C2 Technologies filed a similar lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc., alleging that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373. The complaint sought an injunction, monetary damages and costs. In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation and Telephone and Data Systems, Inc. was dismissed without prejudice. A trial date was set for March 13, 2013, but in the first quarter of 2013 the Company entered into a settlement and license agreement with the remaining defendant for a payment of $200 on similar terms to the litigation discussed above.

The Company’s operating segments are discussed in more detail in Note 15 of the audited consolidated financial statements.

Other

On August 10, 2012, the Company issued 800,000 shares to its Co-CEOs in connection with the acquisition of intellectual property from them, consisting of an exclusive, perpetual license to use their names in connection with the Company and its affiliates. This is discussed in more detail in Notes 11 and 13 of the audited consolidated financial statements.

Intellectual Property

Below is a summary of the Company’s patents:

Type	Title	Number	Status

VoIP Architecture	Computer Network/Internet	U.S. No. 6,243,373	Issued: June 5, 2001
	Telephone System		Expires: November 1, 2015
(“VoIP Patent”)
		Australia No. 716096	Issued: June 1, 2000
Expires: October 29, 2016

		People’s Republic of China	Issued: December 14, 2005
		No. ZL96199457.6	Expires: October 29, 2016

		Canada No. 2,238,867	Issued: October 18, 2005
Expires: October 29, 2016

		Hong Kong	Issued: August 11, 2006
		No. HK1018372	Expires: October 29, 2016

		Europe No. 0873637	Granted March 21, 2007 [1]

	Voice Internet Transmission System	U.S. No. 6,438,124	Issued: August 20, 2002
	(“C2 Patent”)		Expires: July 22, 2018

		U.S. No. 8,331,353	Issued: December 11, 2012
Expires: July 22, 2018

		People’s Republic of China	Issued: May 21, 2004
		No. ZL97192954.8	Expires: February 5, 2017

		Canada No. 2,245,815	Issued: October 10, 2006
Expires: February 5, 2017

		South Korea No. 847335	Issued: July 14, 2008
Expires: February 5, 2017

		South Korea No. 892950	Issued: April 3, 2009
Expires: February 5, 2017

		South Korea No. 923483	Issued: October 19, 2009
Expires: February 5, 2017

	Private IP Communication	U.S. No. 7,215,663	Issued: May 8, 2007
	Network Architecture		Expires: July 29, 2019

		U.S. No. 8,295,271	Issued: October 23, 2012
Expires: July 29, 2019

Conferencing	Delay Synchronization in	U.S. No. 5,754,534	Issued: May 19, 1998
	Compressed Audio Systems		Expires: May 6, 2016

	Volume Control Arrangement for	U.S. No. 5,898,675	Issued: April 27, 1999
	Compressed Information Signal Delays		Expires: April 29, 2016

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

Employees

As of December 31, 2012, CRBCI had forty-four employees. Eleven of them are employed directly by Counsel RB and Equity Partners, and twenty-seven are employed by Heritage Global Partners. Six employees are also employees of Counsel, and, except for the President, their salaries are paid by Counsel. Under the terms of a management services agreement (the “Agreement”), as described in Item 11 of this Report, the Counsel employees provide management and administrative services to CRBCI and the associated costs are allocated to CRBCI. The President has a separate employment arrangement with CRBCI, as discussed in Item 11.

Industry and Competition

Asset liquidation

Our asset liquidation business is involved primarily in the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these assets is highly fragmented. To acquire assets for resale, the Company competes with other liquidators, auction companies, dealers and brokers. It competes for potential purchasers with other liquidators and auction companies, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some of our competitors have significantly greater financial and marketing resources and name recognition.

Counsel RB’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures allow Counsel RB to have access to more opportunities, and to mitigate some of the competition from the market’s larger participants. Counsel RB’s objective is to be the leading resource for clients requiring capital asset solutions. To achieve this objective, it continues to strengthen its core competencies. CRBCI’s 2011 and 2012 acquisitions of Equity Partners and Heritage Global Partners have resulted in Counsel RB being able to offer a full-service industrial auction division, an asset-based debtor in possession (“DIP”) facility and a valuation practice to provide equipment appraisals to companies and financial institutions. As discussed above under Overview, History and Recent Developments, in the third and fourth quarters of 2012, the Company also began to expand its operations into Latin America and Europe.

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

Government Regulation

We are subject to federal, state and local consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices. Many jurisdictions also regulate "auctions" and "auctioneers" and may regulate online auction services. These consumer protection laws and regulations could result in substantial compliance costs and could interfere with the conduct of our business.

Legislation in the United States, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, has increased public companies’ regulatory and compliance costs as well as the scope and cost of work provided by independent registered public accountants and legal advisors. As regulatory and compliance guidelines continue to evolve, we expect to continue to incur costs, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

Available Information

CRBCI is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that CRBCI file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website at http://www.sec.gov that contains periodic reports, proxy and information statements, and other information regarding issuers, including CRBCI, which file electronically with the SEC. In addition, CRBCI’s Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company makes available free of charge through its web site, http://www.counselrb.com (follow Investor Relations tab to link to “SEC Filings”) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC.

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

Under our business model, when not acting solely as auctioneer, we assume the general and physical inventory and credit risks associated with purchasing assets for subsequent resale. Although we do enter into transactions for which a subsequent purchaser has already been identified, in most cases we purchase assets and assume the risk that they may sell for less than our forecasted price. As well, we may miscalculate demand or resale value, and subsequently sell the assets for less than their original purchase price. Either situation could have a material adverse effect upon our use of working capital and our results of operations.

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

Our revenue and operating results are subject to fluctuation from quarter to quarter and from year to year due to the nature of the asset liquidation business, which involves discrete deals of varying size that are very difficult to predict. The timing of revenue recognition related to significant transactions can materially affect quarterly and annual operating results. Despite the accompanying variability of direct asset liquidation costs, quarterly fixed costs that are largely composed of salaries and benefits could exceed operating margins. There can therefore be no assurance that we can sustain profitability on a quarterly or annual basis.

We are subject to the risks associated with managing growth.

Since the establishment of our asset liquidation business in 2009, we have experienced significant growth. This has occurred through the acquisitions of Equity Partners in 2011 and Heritage Global Partners in 2012, as well as through the expansion of our operations to Latin America and Europe during the second half of 2012. This growth requires increased investment in personnel, systems and facilities. In the absence of continued revenue growth, the Company’s operating margins could decline from current levels. Additional acquisitions will be accompanied by such risks as exposure to unknown liabilities of acquired businesses, unexpected acquisition expenses, greater than anticipated investments in personnel, systems and facilities, the expense of integrating new and existing operations, diversion of senior management resources, and dilution to existing shareholders. Failure to anticipate and manage these risks could have a material adverse effect upon our business and results of operations.

We may become subject to foreign currency exchange rate risk.

During the last half of 2012, we expanded our operations to Latin America, the United Kingdom (“UK”), and Europe. Our UK and European operations are conducted in pounds sterling (£) and European euros (€), respectively, rather than $US. Although we expect the European operations to generate sufficient revenue to cover all local operating expenses, it is possible that we may be required to use funds generated by our US operations to meet European obligations as they come due. We would thereby incur exchange rate risk. Failure to anticipate and manage this risk could have a material adverse effect upon our business and results of operations.

The auction portion of our asset liquidation business may be subject to a variety of additional costly government regulations.

Many states and other jurisdictions have regulations governing the conduct of traditional “auctions” and the liability of traditional “auctioneers” in conducting auctions, which may also apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We expect to continue to incur costs in complying with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, cause us to prohibit the listing of certain items, or otherwise adversely affect our financial condition or operating results.

Certain categories of merchandise that we sell are subject to government restrictions.

We sell merchandise, such as scientific instruments, that is subject to export control and economic sanctions laws, among other laws, imposed by the United States and other governments. Such restrictions include the U.S. Export Administration regulations, the International Traffic in Arms regulations, and economic sanctions and embargo laws administered by the Office of the Foreign Assets Control regulations. These restrictions prohibit us from, among other things, selling property to (1) persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments or (2) countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes.

We may incur significant costs or be required to modify our business to comply with these requirements. If we are alleged to have violated any of these laws or regulations we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety are made against us, whether or not true.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”).

We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Our recent expansion into Latin America and Europe has increased the risk of non-compliance with the FCPA. Failure to comply with the FCPA could subject the Company to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent upon key personnel.

Our operations, particularly those of our asset liquidation business, are substantially dependent on the knowledge, skills and performance of several of our executive officers, particularly the President of Counsel RB Capital Inc., the Co-CEOs of Counsel RB Capital LLC, and both the President and Managing Partner of Heritage Global Partners Inc. The loss of any one of these officers could damage key relationships, and result in the loss of essential information and expertise. As our operations expand, we will be required to hire additional employees, and may face competition for them. Therefore, either the loss of the services of the above existing officers, or the inability to attract and retain appropriately skilled new employees, could have a material adverse effect upon our business and results of operations.

We may require additional financing in the future, which may not be available, or may not be available on favorable terms.

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

The Company’s investment in Polaroid, which was initially made during 2009, represents approximately 4% of its total assets at December 31, 2012. The investment is in a private company and therefore not easily liquidated. Although the Company’s analysis of this investment opportunity concluded that it will generate positive returns, there can be no assurance that the Company will either recover the entire value of its initial investment or earn a positive return to the extent predicted.

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

Counsel owns approximately 71% of our outstanding common stock. As a result, Counsel controls all matters requiring approval by the stockholders, including the election of the Board of Directors and significant corporate transactions. Our Board of Directors has six members, five of whom are not employees or otherwise affiliated with Counsel. The Board establishes corporate policies and has the sole authority to nominate and elect officers to carry out those policies. Our President, Chief Financial Officer, and Corporate Secretary are all employees of Counsel. Counsel’s control over CRBCI could delay or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2012, we do not have any preferred stock outstanding that has any preferential dividends.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

The Company, in connection with its asset liquidation business, leases office space in White Plains, NY, Los Angeles, CA, Foster City, CA and San Diego, CA. The White Plains space is approximately 3,500 square feet and its lease is in effect until December 31, 2015. The Los Angeles space is approximately 300 square feet and its lease is in effect until September 30, 2013. The Foster City space is 19,000 square feet and its lease is in effect until July 31, 2016. The San Diego space is 1,235 square feet and its lease is in effect until December 11, 2015.

The Company also, in connection with its asset liquidation business, rents approximately 300 square feet of office space in Easton, MD on a month to month basis.

The Company, in connection with its intellectual property licensing business, rents approximately 200 square feet of office space in Marshall, TX on a month to month basis for a nominal amount. Should the Company be required to vacate these premises, ample alternative space is available.

The majority of the accounting and reporting functions are carried out from the corporate office of the Company’s majority stockholder, Counsel, located in Toronto, Ontario, Canada. The Company is not required to pay rent or other occupancy costs to Counsel.

Item 3. Legal Proceedings.

Intellectual Property Enforcement Litigation

On August 27, 2009 the Company’s wholly-owned subsidiary, C2 Communications Technologies Inc., filed a patent infringement lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc. The complaint was filed in the United States District Court for the Eastern District of Oklahoma and alleged that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373. The complaint sought an injunction, monetary damages and costs. In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation and Telephone and Data Systems, Inc. was dismissed without prejudice. Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas. A trial date was set for March 13, 2013, but in the first quarter of 2013 the Company entered into a settlement and license agreement with the remaining defendant.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock, $0.01 par value per share, are quoted in the OTC market (“OTCQB”) under the symbol “CRBN.OB”.

The following table sets forth the high and low prices for our common stock, as quoted on the OTCQB, for the calendar quarters from January 1, 2011 through December 31, 2012, based on inter-dealer quotations, without retail mark-up, mark-down or commissions. These prices may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2011	$1.20	$0.09
June 30, 2011	2.30	0.60
September 30, 2011	2.50	1.70
December 31, 2011	2.45	0.51

March 31, 2012	$2.80	$1.10
June 30, 2012	2.10	1.21
September 30, 2012	1.99	0.28
December 31, 2012	1.43	1.01

On March 14, 2013, the closing price for a share of the Company’s common stock was $0.90.

Holders

As of March 14, 2013, the Company had approximately 244 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2012, we do not have any preferred stock outstanding which has any preferential dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2012, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2003 Stock Option and Appreciation Rights Plan	1,565,000	$1.73	435,000

1997 Recruitment Stock Option Plan	228,198	0.68	141,802

1995 Directors Stock Option and Appreciation Rights Plan	—	—	12,500

1995 Employee Stock Option and Appreciation Rights Plan	—	—	20,000

Equity compensation plans not approved by security holders:

2010 Non-Qualified Stock Option Plan	1,250,000	1.83	—

Equity Partners Plan	230,000	1.83	—

Heritage Global Partners options issued upon acquisition	625,000	2.00	—

Total	3,898,198	$1.75	609,302

(1) For a description of the material terms of these plans, see Note 14 in the Company’s audited financial statements included in Item 15 of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities.

None.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2012 the Company had a working capital deficit of $2,348, as compared to working capital of $7,626 at December 31, 2011. The most significant changes in the Company’s non-cash current assets were increases of $2,334 in receivable from a related party, and $1,412 in deposits. Cash decreased by $2,358. The most significant changes to current liabilities were increases of $3,560 in accounts payable and accrued liabilities, and $7,792 in debt payable to third parties.

The changes in the amounts of the Company’s consolidated assets and liabilities between December 31, 2011 and December 31, 2012 are due to two factors. The most significant and ongoing factor is the Company’s acquisition of Heritage Global Partners during the first quarter of 2012. In particular, cash, accounts receivable and inventory associated with Heritage Global Partners at December 31, 2012 were $820, $365 and $238, respectively, and accounts payable and accrued liabilities were $3,426. The second factor relates to the uneven nature of the timing of asset liquidation transactions. Transactions in the fourth quarter of 2012, which included a significant acquisition of assets that had not been sold at December 31, were responsible for the increase in debt payable to third parties.

The Company’s debt payable to third parties consists of borrowings under Counsel RB’s revolving credit facility, and, as noted above, is subject to significant fluctuation depending on the number and magnitude of asset liquidation transactions in process at any given date. The credit facility has a limit of $15,000, which may be used to finance its purchases of assets for resale, as discussed in Note 7 of the audited consolidated financial statements.

During 2012, the Company’s primary source of cash, in addition to borrowings under Counsel RB’s revolving credit facility, was the operations of its asset liquidation business. Cash disbursements, other than those related to repayment of debt, and the net $2,344 related to the acquisition of Heritage Global Partners, were primarily related to operating expenses.

It should be noted that generally accepted accounting principles in the United States of America (“GAAP”) require the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $7,348 at December 31, 2012 and working capital of $13,212 at December 31, 2011.

The Company is continuing to pursue licensing and royalty agreements with respect to its patents. However, the Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future, and that its operations will generate sufficient cash to cover the Company’s requirements.

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

Ownership Structure and Capital Resources

•	At December 31, 2012 the Company had stockholders’ equity of $46,012, as compared to $42,940 at December 31, 2011.

•	At December 31, 2012 the Company is 71.3% (December 31, 2011 – 76.1%) owned, and therefore controlled, by Counsel. At December 31, 2011 the Co-CEOs of Counsel RB each owned 5.98% of the Company. One million shares, or 3.7%, were held by a single investor. The remaining 8.2% was owned by public stockholders. On February 29, 2012, as discussed in Note 2 of the audited consolidated financial statements, the Company issued one million common shares as part of the consideration for its acquisition of Heritage Global Partners, representing 3.69% of the then-outstanding common shares. Subsequently, on August 10, 2012, the Company issued 800,000 shares to its Co-CEOs in connection with the acquisition of intellectual property from them. Counsel’s ownership was thereby decreased to 71.3%, that of the Co-CEOs increased to 7.0% each, that of both the single investor referenced above, and the former owners of Heritage Global Partners, decreased to 3.5%, and that of the remaining public stockholders decreased to 7.7%.

Cash Position and Cash Flows

Cash at December 31, 2012 was $4,314 compared to $6,672 at December 31, 2011.

Cash provided by or used in operating activities. Cash used by operating activities during 2012 was $4,802, as compared to cash provided of $4,051 in 2011. In 2012 the Company had a loss of $1,813 from continuing operations, as compared to income of $30,713 in 2011. The decrease of $32,526 was largely due to the fact that in 2011 the Company recorded a deferred tax recovery of $26,317, whereas the deferred tax recovery recorded in 2012 was $978. As well, revenues in 2012 were approximately $3,100 less than in 2011, and operating expenses in 2012 were approximately $3,800 greater than in 2011. In both 2012 and 2011, the operations of the Company’s asset liquidation business were the primary source of cash receipts and disbursements. As noted above, the acquisition of Heritage Global Partners in February 2012 had a significant impact on both the Company’s operating results and its financial position.

During 2012, the Company’s largest non-cash operating expense was for stock-based compensation, which was $1,647 in 2012 as compared to $296 in 2011. The primary reason for the increase was that during 2012 the Company acquired intellectual property licensing agreements from its Co-CEOs in return for 800,000 shares with a fair value of $1,054, which under GAAP was required to be recorded as stock-based compensation. Additionally, expense relating to the Company’s stock options issued to its officers, employees and directors increased from $296 to $593, due to the ongoing vesting of options issued during 2011 and 2012. The Company’s stock options are discussed in more detail in Note 14 of the audited consolidated financial statements.

During 2012, the Company recorded inventory write downs totaling $573; there were no similar transactions during 2011. As well, depreciation and amortization increased to $407 in 2012 compared to $2 in 2011. The majority of the increase was due to $376 amortization relating to the intangible assets that were part of the Company’s acquisition of Heritage Global Partners. Depreciation and amortization of the property, plant and equipment that were part of that acquisition totaled $27 in 2012.

The Company recorded $112 as a net loss from non-asset liquidation equity accounted investments during 2012, primarily relating to Polaroid, as compared to earnings of $28 during 2011.

During 2012 the changes in the Company’s consolidated operating assets and liabilities were significantly different from those in 2011, due to the business acquisition and transaction timing factors discussed above. This was most evident by the 2012 increases in inventories and deposits, which were $4,327 and $1,412, respectively, as compared to decreases of $1,023 and $702, respectively, in 2011. As well, in 2012 amounts receivable decreased by $592 as compared to increasing by $362 in 2011, and accounts payable and accrued liabilities increased by $817 as compared to decreasing by $1,700 in 2011. Deferred income tax assets increased by $973 in 2012 as compared to increasing by $26,555 in 2011. The 2011 increase was due to the Company’s one-time reversal of the full valuation allowance that it had previously taken against its net deferred tax asset balance.

Cash flows from investing activities. Net cash used in investing activities during 2012 was $2,138, as compared to $213 cash used during 2011. The primary use of cash during 2012 was the net $2,344 paid to acquire Heritage Global Partners, as compared to $175 cash used to acquire Equity Partners in 2011. During 2012, the Company invested an additional $61 in Polaroid, compared to investing $42 in 2011. In 2012 the Company received cash distributions from Polaroid totaling $292; there were no distributions in 2011. The Company also received cash distributions from Knight’s Bridge GP totaling $3 in 2012 and $4 in 2011. In 2012, the Company invested $28 in property, plant and equipment; there were no similar transactions in 2011.

Cash flows from financing activities. Net cash of $4,582 was provided by financing activities during 2012, as compared to cash provided of $226 in 2011. In 2012, in connection with the operations of Counsel RB, the Company received net cash of $7,751 from third party lenders as compared to repaying net cash of $1,410 in 2011. Also in 2012, net cash of $2,334 was advanced to the Company’s parent, Counsel, as compared to a net cash advance of $203 in 2011, and net cash of $849 was paid to the former owners of Heritage Global Partners. In 2012 the Company received $14 with respect to the exercise of 31,750 options, as compared to 2011, when the Company received a total of $1,839 cash from a private placement of one million common shares and the exercise of 30,000 options.

Consolidated Results of Operations

Key selected financial data for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Revenue:
Asset liquidation
Asset sale proceeds	$7,901	$14,733
Commissions and other	6,227	2,505
Total revenue	14,128	17,238

Operating costs and expenses:
Asset liquidation	7,090	9,766
Patent licensing and maintenance	50	84
Selling, general and administrative	11,057	4,986
Depreciation and amortization	407	2
Total operating costs and expenses	18,604	14,838
	(4,476)	2,400
Earnings of equity accounted asset liquidation investments	2,023	2,183
Operating income (loss)	(2,453)	4,583
Other income (expenses):
Other income	64	30
Interest expense	(290)	(245)
Total other income (expenses)	(226)	(215)
Income (loss) from continuing operations before the undernoted	(2,679)	4,368
Income tax recovery	(978)	(26,317)
Earnings (loss) of equity accounted investments (net of $0 tax)	(112)	28
Net income (loss)	$(1,813)	$30,713

Asset liquidation revenue is primarily earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. Following the acquisitions of Heritage Global Partners and Equity Partners, it is also earned from more traditional asset disposition services, such as commissions from on-site and webcast auctions, liquidations and negotiated sales, and fees earned for management advisory services. The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments.

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

2012 Compared to 2011

Asset liquidation revenues were $14,128 in 2012 compared to $17,238 in 2011, asset liquidation expense was $7,090 in 2012 compared to $9,766 in 2011, and earnings of equity accounted asset liquidation investments were $2,023 in 2012 compared to $2,183 in 2011. The net earnings of these three items were $9,061 in 2012 compared to $9,655 in 2011. Because the Company conducts its asset liquidation operations both independently and through partnerships, as discussed in Note 2 of the audited consolidated financial statements, and the ratio of the two is unlikely to remain constant year over year, the operations must be considered as a whole rather than on a line-by-line basis. The lower revenues and expenses in 2012 reflect the vagaries of the timing of completion of asset liquidation transactions. In addition, the operating results in 2011 were impacted by one large transaction, the sale of a paper mill in Gorham, NH.

Patent licensing and maintenance expense was $50 in 2012 compared to $84 in 2011. This expense consists primarily of annuity payments and legal fees.

Selling, general, administrative and other expense, including expenses paid to related parties, was $11,057 for the year ended December 31, 2012 as compared to $4,986 for the year ended December 31, 2011. The significant changes included:

•	Compensation expense in 2012 was $7,500 compared to $3,001 in 2011. In 2012, compensation paid to Counsel RB employees was $3,159, as compared to $2,567 paid in 2011. In 2012, salary and benefits expense for Heritage Global Partners was $2,556; there was no comparable expense in 2011. With respect to CRBCI’s operations, the salary earned by the President of CRBCI remained unchanged at $138. In 2012, bonuses of $509 were recorded for Counsel RB and Equity Partners employees, compared to $465 in 2011. Stock-based compensation expense increased by $1,351, from $296 in 2011 to $1,647 in 2012. The increase is due to stock options awarded during 2012 and 2011, related to the expansion of the Company’s operations, and also includes $1,054 expensed in connection with the issue of 800,000 shares to the Company’s Co-CEOs in August 2012, in exchange for intellectual property licensing agreements.

•	Legal expenses in 2012 were $354, compared to $19 in 2011. The increase is largely due to the fact that the 2011 total was net of negotiated credits of $266 relating to fees billed in 2010. As well, the 2012 amount includes legal fees related to both the acquisition and operations of Heritage Global Partners.

•	Accounting and tax consulting expenses in 2012 were $307 compared to $166 in 2011. The increase is primarily due to increasing complexity in the Company’s operations as its asset liquidation business has expanded, and to the 2012 inclusion of accounting expense relating to the operations of Heritage Global Partners.

•	Consulting expense, including fees paid to our Board of Directors, was $464 in 2012 as compared to $443 in 2011.

•	Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $435 in 2012 and $430 in 2011. See Item 13 of this Report for details regarding these items.

•	Uncompleted asset liquidation deal expenses were $71 in 2012 as compared to $76 in 2011.

•	Insurance, including directors and officers liability insurance, was $138 in 2012 as compared to $97 in 2011. The increase is due to the acquisition of Heritage Global Partners in 2012.

•	Advertising, promotion and public relations expense was $345 in 2012 as compared to $20 in 2011. The increase is due to the growth of the Company’s asset liquidation business.

•	Travel and entertainment expense was $659 in 2012 as compared to $279 in 2011, and in both years was primarily related to the Company’s asset liquidation operations. The increase is due to the growth of the Company’s asset liquidation business, including the acquisition of Heritage Global Partners in 2012.

•	Office rent was $392 in 2012 as compared to $179 in 2011, and related solely to the operations of the Company’s asset liquidation business. The increase is due to the growth of the asset liquidation business, in particular to the acquisition of Equity Partners and Heritage Global Partners.

•	Foreign exchange was a credit of $53 in 2012 as compared to a credit of $13 in 2011. The increase is primarily related to asset liquidation transactions in Canada.

Depreciation and amortization expense was $407 during 2012, compared to $2 in 2011. $376 represents amortization of the intangible assets recognized in connection with the acquisition of Heritage Global Partners, and the remaining $31 represents depreciation of property, plant and equipment.

Other income (expense) and earnings of other equity accounted investments – the significant items included:

•	Other income was $64 in 2012, as compared to other income of $30 in 2011. In 2012, this consisted of settlement income of $46 and interest income of $18. In 2011, it consisted of $17 interest income and $13 refund of a retainer.

•	In 2012, the Company recorded $112 as its share of losses from its equity accounted investments, as compared to earnings of $28 in 2011. In 2012, the amount consisted of a loss of $116 from Polaroid and income of $4 from Knight’s Bridge GP. In 2011, the earnings consisted of $23 from Polaroid and $5 from Knight’s Bridge GP.

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

The FASB, the Emerging Issues Task Force and the SEC have issued other accounting pronouncements and regulations during 2012 that will become effective in subsequent periods. The Company’s management does not believe that these pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

Amounts receivable

The Company’s amounts receivable are primarily related to the operations of its subsidiaries Counsel RB, Equity Partners and Heritage Global Partners. They consist of three major categories: receivables from Joint Venture partners, receivables from asset sales, and fees and retainers relating to the businesses of Equity Partners and Heritage Global Partners. The initial value of an amount receivable corresponds to the fair value of the underlying goods or services. To date all receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding amount receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. Collectability is determined on the basis of payment history.

To date, the Company has not experienced significant collectability issues with respect to its amounts receivable, and has not recorded an allowance since 2011. It should also be noted that amounts receivable associated with the sale of distressed assets are typically due upon asset delivery, which facilitates early identification of potential collectability issues.

The Company does not issue interest-bearing notes receivable in the normal course of its operations.

Inventory

The Company’s inventory consists of assets acquired for resale by Counsel RB and Heritage Global Partners, which are normally expected to be sold within a one-year operating cycle. They are recorded at the lower of cost and net realizable value. Since the commencement of Counsel RB’s operations in the second quarter of 2009, the assets’ selling prices have in general been in excess of their cost. However, the Company did record total write downs of $573 in 2012, $123 in 2010 and $113 in 2009.

Asset Liquidation Investments

Asset liquidation transactions that involve the Company acting jointly with one or more additional purchasers, pursuant to a Joint Venture agreement, are accounted for using the equity method of accounting whereby the Company’s proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated statement of operations as Earnings (Loss) of Equity Accounted Asset Liquidation Investments. At the balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as Asset Liquidation Investments. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities, and will record a write down of its investments should the Company conclude that there has been a decline in the value of the net assets. To date the Company has not recorded any write downs. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that the Company undertakes independently, the net assets are similarly expected to be sold within a one-year operating cycle. In assessing its operations and cash flows for internal reporting purposes, the Company regards Asset Liquidation Investments as a current asset. However, GAAP requires that the net investment be reported in the audited consolidated financial statements as a long term asset.

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

Since neither of these investments are traded on an open market, and they are not convertible into investments that are traded on an open market, significant judgment is involved in estimating their fair values. These fair value estimates are based on Level 3 inputs. For Polaroid, an internal valuation, based on current financial statements and projections, was prepared at December 31, 2012. The Company concluded that its investment was not impaired. The value of Knight’s Bridge GP is primarily based on the value of the investments held by its own equity method investee, the Internet Fund. These investments are also not publicly traded, and their values are estimated using Level 3 inputs, primarily investee financial statements and projections. Based on an analysis of Knight’s Bridge GP and the Internet Fund at December 31, 2012, management concluded that its equity investment was not impaired as at December 31, 2012.

Assets and liabilities acquired

In the course of its operations, most recently with respect to the Heritage Global Partners acquisition in February 2012, the Company acquires assets and liabilities as a component of a business combination. Valuations are assigned to the acquired assets and liabilities based on management’s assessment of their fair market value, which assessments may include engaging the services of third parties with valuation expertise. Historically, acquired liabilities have been short term and cash-based, such as accounts payable, and therefore valuation has not required a large degree of judgment. Intangible assets and goodwill related to business combinations have been more complex, and are discussed further below.

Intangible assets

Intangible assets are recorded at fair value upon acquisition and are amortized over their estimated lives. The Company monitors events and changes in circumstances which require an assessment of recoverability. If the carrying amount of the intangible assets is not recoverable, an impairment loss is recognized in the statement of operations, determined by comparing the carrying amount of the asset to its fair value.

At December 31, 2012 the Company’s intangible assets relate to its acquisition of Heritage Global Partners in February 2012, and consist of Customer/Broker Network and Trade Name. The Company engaged the services of an independent third party in order to determine the value of these intangible assets, and the valuation process was completed in the third quarter of 2012. Based on the Company’s assessment at December 31, 2012, these assets were not impaired. See Note 2 and Note 6 for more detail regarding the Company’s intangible assets.

Goodwill

Goodwill, which results from the difference between the purchase price and the fair value of net identifiable assets acquired, is not amortized but is tested annually for impairment in accordance with GAAP. This testing is a two-step process, in which the carrying amount of the reporting unit associated with the goodwill is first compared to the reporting unit’s estimated fair value. If the carrying amount of the reporting unit exceeds its estimated fair value, the fair values of the reporting unit’s assets and liabilities are analyzed to determine whether the goodwill of the reporting unit has been impaired. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value as determined by this two-step process. An accounting pronouncement issued in May 2011 and early adopted by the Company in December 2011, Testing Goodwill for Impairment (“ ASU 2011-08”) provides the option to perform a qualitative assessment prior to performing the two-step process, which may eliminate the need for further testing. Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

At December 31, 2012 the Company’s goodwill relates to its acquisition of Equity Partners in June 2011 and its acquisition of Heritage Global Partners in February 2012. The valuation of the goodwill relating to Heritage Global Partners was completed in the third quarter of 2012, together with the valuation of the acquired intangible assets, as discussed above. Valuation tests were performed and no goodwill impairment was identified at December 31, 2012. See Note 2 and Note 6 for more detail regarding the Company’s goodwill.

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

Liabilities and contingencies

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

Asset liquidation revenue

Asset liquidation revenue generally consists of gross proceeds from auction and negotiated sales of asset inventory, and commissions and fees from acting as the agent for asset sales by third parties. Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured. As noted above under Amounts receivable, asset transactions generally link delivery to payment and therefore revenue recognition presents few ambiguities.

Stock-based compensation

The Company’s stock-based compensation is primarily in the form of options to purchase common shares. The fair value is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period. The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the option awards as equity. See Note 14 of the audited consolidated financial statements included in Item 15 of this report for further discussion of the Company’s stock-based compensation.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our President and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Based on its assessment using these criteria, the Company’s management concluded that the Company‘s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Under our Charter documents, the Board of Directors (the “Board”) is divided into three classes, with the total number of directors to be not less than five and not more than nine. Each director is to serve a term of three years or until his or her successor is duly elected and qualified. As of the date hereof, the Board consists of six members: one Class I director (Mr. Shimer), three Class II directors (Messrs. Toh, Heaton, and Silber) and two Class III directors (Messrs. Turock and Ryan). The following table sets forth the names, ages and positions with CRBCI of our current directors and executive officers. With the exception of Jonathan Reich and Adam Reich, and Ross Dove and Kirk Dove, who are brothers, there are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	64	Chairman of the Board and President
Hal B. Heaton	62	Director (2), (3), (4)
Henry Y.L. Toh	55	Director (2), (3), (4)
Samuel L. Shimer	49	Director (2)
David L. Turock	55	Director (2)
J. Brendan Ryan	70	Director (2)
Jonathan S. Reich	49	Co-Chief Executive Officer, CRBCI and Counsel RB
Adam M. Reich	46	Co-Chief Executive Officer, CRBCI and Counsel RB
Kenneth Mann	45	Senior Managing Director, Distressed M&A, Equity Partners CRB LLC
Ross Dove	60	Managing Partner, Heritage Global Partners Inc.
Kirk Dove	57	Managing Partner, Heritage Global Partners Inc.
Stephen A. Weintraub	65	Executive Vice President, Corporate Secretary and Chief Financial Officer

(1)	As of December 31, 2012.
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company:

Allan C. Silber, Chairman of the Board and President. Mr. Silber was elected to the Board as a Class II director in September 2001. He was appointed as Chairman of the Board in November 2001, a position he held until October 2004, and was again appointed as Chairman of the Board in March 2005. On January 19, 2011, in connection with the appointment of Jonathan Reich and Adam Reich as Co-Chief Executive Officers of CRBCI, Mr. Silber resigned the position of Chief Executive Officer and assumed the position of President. Mr. Silber is the Chairman and CEO of Counsel Corporation, which he founded in 1979, the Chairman of Knight’s Bridge Capital Partners Inc., a wholly-owned subsidiary of Counsel that is a financial services provider, and, since 2007, the Chairman and, until December 2010, the CEO of Terra Firma Capital Corporation, a Toronto Stock Exchange Venture Exchange listed company of which Counsel formerly owned approximately 20%. Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

Hal B. Heaton, Director. Dr. Heaton was appointed by the Board as a Class II director on June 14, 2000 to fill a Board vacancy. Dr. Heaton has expertise in capital markets, corporate finance, emerging markets and entrepreneurial finance, all of which have relevance to the Company as it pursues varied investment and business opportunities in both North America and foreign markets. From 1983 to the present he has been a professor of Finance at Brigham Young University and between 1988 and 1990 was a visiting professor of Finance at Harvard University. From 2001 to 2007, Dr. Heaton served on the board of Mity Enterprises Inc., and was a member of its Compensation Committee. Dr. Heaton holds a Bachelor’s degree in Computer Science/Mathematics and a Master’s in Business Administration from Brigham Young University, as well as a Master’s degree in Economics and a Ph.D. in Finance from Stanford University.

Henry Y.L. Toh, Director. The Board elected Mr. Toh as a Class II director and as Vice Chairman of the Board in April 1992. Mr. Toh has valuable experience as a director with a variety of technology-oriented companies, in addition to extensive hands-on experience as an executive officer of the Company. Mr. Toh became President of CRBCI in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. Mr. Toh was appointed as Chairman of the Audit Committee in March 2005. Mr. Toh currently serves as Vice Chairman/Executive Vice President and Director of NuGen Holdings Inc. (formerly InovaChem, Inc.), a research, development and production company specializing in Axio flux electric motor systems, since January 2008, and President and CEO of Amerique Investments International Corporation since 1992. He previously served as Executive Vice President and a director of NuGen Holdings Inc., from February 2008 to December 2009. Mr. Toh has served as a director of iDNA, Inc., a specialized finance and entertainment company, since 1999; a director of Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, since 2002; a director of Isolagen, Inc., a biotechnology company, from 2003 until 2009; and a director of American Surgical Holdings, Inc. from 2007 to April 2011. Mr. Toh is a graduate of Rice University.

Samuel L. Shimer, Director. Mr. Shimer was appointed by the Board as a Class I director on April 15, 2001 to fill a Board vacancy. Mr. Shimer has extensive expertise in mergers and acquisitions, including those transactions that occurred while he was an officer of the Company and Counsel, where he was initially employed as a Managing Director in 1997. He was appointed Senior Vice President, Mergers & Acquisitions and Business Development in February 2003 and he terminated his employment with the Company in February 2004 to join J. H. Whitney & Co., a private equity fund management company, where he remained as a Partner until December 2010. Mr. Shimer is currently Managing Director of SLC Capital Partners, LP, a private equity fund that he co-founded in April 2010. From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal. Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master’s of Business Administration degree from Harvard Business School.

David L. Turock, Director. Mr. Turock was appointed by the Board as a Class III director on January 16, 2008 to fill a Board vacancy. Mr. Turock is the inventor of the Company’s VoIP Patent, and an expert on numerous technologies and their applications. Mr. Turock began his career working with AT&T Bell Laboratories in 1982 and Bell Communications Research in 1988, and subsequently founded enhanced telephone service provider, Call Sciences. He later formed Interexchange, which designed and operated one of the world’s largest debit card systems. Most recently, from 2001 to 2007, Mr. Turock was Chief Technology Officer of Therap Services, a provider of informatics services to disabled patients. Mr. Turock received his B.S. in Experimental Psychology from Syracuse University, his M.S. and Ph.D. degrees in Cognitive Psychology from Rutgers University, and his M.S.E. in Computer Science from the Moore School of the University of Pennsylvania.

J. Brendan Ryan, Director. Mr. Ryan was appointed by the Board as a Class III director on August 8, 2011 to fill a Board vacancy. Mr. Ryan has had a distinguished career in the advertising industry, most recently as Chairman and Chairman Emeritus with Foote Cone & Belding Worldwide (now Draftfcb), a position he held between June 2005 and December 2010. He has served on the boards of several public companies and currently serves as a board member of several non-profit corporations. Mr. Ryan has extensive experience at the Board level with respect to the workings of public companies as well as an extensive network of contacts that could be of benefit to the Company. Mr. Ryan received his B.A. in History from Fordham College and his M.B.A. in Marketing from the Wharton Graduate School of the University of Pennsylvania.

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

Kenneth Mann, Senior Managing Director, Distressed M&A, Equity Partners CRB LLC. Mr. Mann has been employed by the Company since March 2011, when he joined the Company in connection with its acquisition of Equity Partners. Prior to the acquisition, Mr. Mann was a Partner at Equity Partners since 1995, and a Managing Partner since September 2002. During his career, Mr. Mann has had extensive experience handling investment banking services for distressed businesses operating in a wide variety of industries. Mr. Mann holds a Bachelor of Science Degree in Business Administration from Salisbury University. He began sponsoring events with the American Bankruptcy Institute in 1995, became a member in March 2003, and has served on its Asset Sales Committee since 2003.

Ross Dove, Managing Partner, Heritage Global Partners Inc. Together with his brother, Kirk Dove, Mr. Dove joined the Company when CRBCI acquired Heritage Global Partners in February 2012. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. The Mssrs. Dove remained as global presidents of the business until September 2009, and then formed Heritage Global Partners in October 2009. During his career, Mr. Dove has been actively involved in auction industry advances such as theatre-style auctions, which was a first step in migrating auction events onto the Internet. Mr. Dove has been a member of the National Auctioneers Associations since 1985, and a founding member of the International Auctioneers Association. He served as a director of Critical Path from January 2002 to January 2005 and has served on the boards of several venture funded companies.

Kirk Dove, Managing Partner, Heritage Global Partners Inc. Together with his brother, Ross Dove, Mr. Dove joined the Company when CRBCI acquired Heritage Global Partners in February 2012. Mr. Dove began his career in the auction business over twenty-five years ago, including, along with his brother, the position of global president of DoveBid, which was sold to a third party in 2008. The Mssrs. Dove remained as global presidents of the business until September 2009, and then formed Heritage Global Partners in October 2009. In addition to his experience with the auction business, Mr. Dove was employed at Merrill Lynch for several years as a Senior Account Executive. Mr. Dove holds a Bachelor of Sciences degree in Business from Northern Illinois University. He is a Senior ASA Member of the American Society of Appraisers, and has been a member of the National Auctioneers Associations since 1985.

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

Each officer of CRBCI has been appointed by the Board and holds his office at the discretion of the Board.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2012, with one exception. Mr. Allan Silber, Chairman of the Board and President, failed to file a timely Form 4 for 2,005 common shares of the Company that were acquired on December 26, 2012 . As of the date of filing this Report, Mr. Silber is in compliance with Section 16(a) reporting requirements

Code of Ethics

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

Corporate Governance

Board Leadership and Risk Oversight

CRBCI is a small organization, with a market capitalization at December 31, 2012 of approximately $31.8 million, of which approximately 71.3% was owned by its parent, Counsel. Mr. Allan Silber is the Chairman and CEO of Counsel, and he also assumes the roles of Chairman and President at CRBCI. Also, as noted above, Mr. Stephen Weintraub has the role of CFO for both Counsel and CRBCI. Consequently, CRBCI’s operations are largely directed by Counsel. In prior years, prior to CRBCI’s entry into the asset liquidation business, CRBCI’s operations were principally funded by Counsel. The Board does not have a lead independent director since, given the relatively modest size and scale of the Company’s operations, the Company believes the Board, as a whole, effectively oversees the strategic priorities of the Company and its operations. It should also be noted that Messrs. Jonathan and Adam Reich, Co-CEOs of CRBCI, also assume the roles of Co-CEOs of Counsel RB.

CRBCI’s operations, even following the acquisition of Heritage Global Partners in the second quarter of 2012, are relatively modest and it has few employees, as detailed in Item 11 of this report. It therefore requires limited oversight by the Board. As such, the Board meets quarterly to review and approve the Company’s operating results. It meets annually to review and approve the Company’s strategy and budget. Material matters such as acquisitions and dispositions, investments and business initiatives are approved by the full Board.

Board Meetings and Committees

The Board held five meetings during the fiscal year ended December 31, 2012. The Board has designated two standing committees: the Audit Committee and the Compensation Committee. CRBCI does not have a nominating or a corporate governance committee. However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board. There are no specific criteria for Director nominees, and the Company does not specifically consider diversity with respect to the selection of its Board nominees. Given the combination of the Company’s limited operations and its majority ownership by Counsel, the Company believes that it would have difficulty identifying and attracting a diverse selection of candidates. To date, it has been deemed most effective to nominate and appoint individuals who are either former employees with detailed knowledge of the business, such as Mr. Toh and Mr. Shimer, individuals with expertise that is unique to the Company’s operations, such as Mr. Turock, or individuals with expertise that will be of value as the Company expands its market presence, such as Mr. Ryan. There has been no material change in the procedures by which our shareholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee

The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Toh (Chairman) and Dr. Heaton, both independent directors. The Audit Committee held four meetings during the fiscal year ended December 31, 2012. On June 9, 2000, the Board approved CRBCI’s Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter is available on the Company’s website www.counselrb.com.

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

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate. In addition to the named executive officers discussed below, the Company has only thirty-six salaried employees. As their compensation does not contain any elements that promote risk-taking, and thus could not have a material adverse effect on the Company, this compensation requires no discussion.

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

Given that Counsel RB’s operations are a key component of the Company’s primary business, asset liquidation, we believe that the above compensation plans are structured to align management’s incentives with the long-term interests of our shareholders, and to maximize profitability and shareholder value.

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

Our Named Executive Officers for 2012

This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2012, our named executive officers consisted of the following officers:

Allan C. Silber - our President and Chairman of the Board. Mr. Silber also held the position of Chief Executive Officer during 2011. As discussed above, on January 19, 2011, Messrs. Reich were appointed to the position of Co-CEOs, at which time Mr. Silber resigned as Chief Executive Officer and was appointed President. Mr. Silber is the Chairman and CEO of Counsel Corporation, our majority shareholder, which he founded in 1979.

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

Mr. Silber, Mr. Weintraub and Messrs. Reich were our named executive officers during 2011.

Elements of Compensation

Base Salaries

Unless specified otherwise in their employment agreements, the base salaries of the Company’s named executive officers are evaluated annually. In evaluating appropriate pay levels and salary increases for such officers, the Compensation Committee considers achievement of the Company’s strategic goals, level of responsibility, individual performance, and internal equity and external pay practices. In addition, the Committee considers the scope of the executives’ responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by our Board and Compensation Committee.

Base salaries are reviewed annually by our Compensation Committee and our Board, and adjusted from time to time pursuant to such review or at other appropriate times, in order to align salaries with market levels after taking into account individual responsibilities, performance and experience.

During 2012 and 2011, the Company’s President and the two Co-CEOS were paid employees. As noted above, the Company’s President, Mr. Allan Silber, is also the CEO of Counsel. Mr. Silber’s annual salary of $137.5, and a discretionary bonus of up to 100% of his base salary, have been fixed at these amounts since 2005.

Mr. Jonathan Reich and Mr. Adam Reich each earn base salaries of $500, which amount has increased in 2012 from the $450 that was originally negotiated in the first quarter of 2009. As Co-CEOs of Counsel RB, they were not eligible for discretionary bonuses. As Co-CEOs of CRBCI, they are eligible for discretionary bonuses of up to 50% of their base salary.

Bonuses

Bonus awards are designed to focus management attention on key operational goals for the current fiscal year. Our executives may earn a bonus based upon achievement of their specific operational goals and achievement by the Company or business unit of its financial targets. Cash bonus awards are distributed based upon the Company and the individual meeting performance criteria objectives. The final determination for all bonus payments is made by our Compensation Committee.

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

As noted above, Mr. Silber is entitled to a bonus of up to 100% of his annual salary. No bonus was awarded for 2011 or 2012.

Also as noted above, in 2011 the Messrs. Reich became eligible to receive an annual bonus of up to 50% of their annual salaries. In 2012, each of the Messrs. Reich received a bonus of $146. In 2011 each of the Messrs. Reich received a bonus of $100 upon accepting the position of Co-CEO of CRBCI.

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

We believe that stock options will continue to be used as the predominant form of stock-based compensation. During 2011, Mr. Silber was granted 250,000 options, and the Messrs. Reich were each granted 625,000 options to purchase common stock. No options were granted to any of our named executive officers during 2012. However, during 2012 the Company issued 400,000 shares of common stock to each of the Messrs. Reich in return for an intellectual property licensing agreement, and this was deemed to be an award of stock-based compensation.

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

Executive Compensation Process

Compensation Committee

Our Compensation Committee oversees and approves all compensation and awards made to the President. The Compensation Committee reviews the performance and compensation of the President, without his participation, and establishes his compensation accordingly, with consultation from others when appropriate. For the remaining executive officers, at this time consisting of the Co-CEOs, the Senior Managing Director of Equity Partners, and the two Managing Directors of Heritage Global Partners, the Chairman of the Board reviews performance and determines the amount of any bonus to be awarded.

Executive and Director Compensation – Tabular Disclosure

Please note that all amounts reported in the tables below, and the accompanying notes, are in dollars, rounded to the nearest dollar.

Summary Compensation Table

The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2012 and 2011 by our named executive officers. As discussed below and in Item 13, certain employees of Counsel provide services to CRBCI, and compensation for those services is provided and paid for under the terms and provisions of a Management Services Agreement (the “Agreement”) entered into between Counsel and CRBCI.

Name and Principal Position[1]	Year	Salary	Bonus	Stock Awards		Option Awards [3]	All Other Compensation [4]	Total
Allan Silber	2012	$137,500	$—	$—		$—	$—	$137,500
Chairman of the Board and President	2011	137,500	—	—		524,800	—	662,300

Jonathan Reich	2012	500,000	146,250	526,688	[2]	—	12,000	1,184,938
Co-CEO	2011	450,000	100,000	—		93,563	18,000	661,563

Adam Reich	2012	500,000	146,250	526,688	[2]	—	12,000	1,184,938
Co-CEO	2011	450,000	100,000	—		93,563	18,000	661,563

1 No disclosure is provided with respect to the Company’s CFO, Mr. Weintraub, as his services are covered under the terms of the Management Services Agreement referenced above, and no compensation is paid directly by the Company.

2 This amount represents 400,000 shares of common stock of the Company with a value of $1.31672 per share, issued in exchange for intellectual property licenses.

3 See “Grants of Plan-Based Awards”, below, for details regarding the assumptions made in the valuation of these option awards.

4 The amounts reported in this column relate to car allowances and deposits to Health Savings Accounts.

Allan Silber, the President of CRBCI, is an employee of Counsel. As President of CRBCI, he is entitled to an annual salary of $137,500, plus a discretionary bonus of up to 100% of the base salary.

The Messrs. Reich are each entitled to an annual salary of $500,000 per year, which may be increased but not decreased upon annual review by the Board, plus a discretionary annual bonus of up to 50% of the base salary. The Employment Agreements, which were effective as of January 19, 2011, provide for an initial term of five years, and will continue year to year thereafter unless either party gives notice of termination. Upon termination of employment by the Company without cause, the Co-CEO will be entitled to twelve month’s base salary and a pro rata share of the bonus payable in the fiscal year of termination based on the termination date (provided the Co-CEO has met as of the termination date the performance criteria established with respect to the bonus for the fiscal year in which the termination date occurs).

Grants of Stock Awards

On August 10, 2012, 400,000 common shares of the Company, valued at $1.31672 per share, were granted to each of the Messrs. Reich. The shares were issued in return for intellectual property licensing agreements with each of the Messrs. Reich.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the detail of outstanding equity awards, as regards exercisable and unexercisable options, at December 31, 2012.

Name	Number of Securities Underlying Unexercised Options: Exercisable		Option Exercise Price($/Sh)	Option Expiration Date
Allan Silber	225,000	(1)	$0.66	August 1, 2013
Allan Silber	75,000	(1)	1.11	August 1, 2013
Allan Silber	250,000	(2)	1.974	June 29, 2018
Stephen Weintraub	75,000	(1)	1.01	August 1, 2013
Jonathan Reich	625,000	(3)	1.83	January 19, 2021
Adam Reich	625,000	(3)	1.83	January 19, 2021

[1]	The options vest 25% annually beginning on the first anniversary of the grant date, which was August 1, 2006.

[2]	The options vest 25% annually beginning on the first anniversary of the grant date, which was June 29, 2011.

[3]	The options vest 25% annually beginning on the first anniversary of the grant date, which was January 19, 2011.

There were no adjustments or changes in the terms of any of the Company’s equity awards in 2012.

Compensation of Directors

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2012 by each person serving as a director.

Name	Fees Earned or Paid in Cash	Option Awards[1]	Total
Henry Y.L. Toh	$44,000	$17,261	$61,261
Hal B. Heaton	36,000	17,261	53,261
Samuel L. Shimer	25,000	17,261	42,261
David L. Turock	25,000	17,261	42,261
J. Brendan Ryan	25,000	17,261	42,261

[1] The value included in this column represents the grant date fair value of the option award computed in accordance with FASB ASC Topic 718. The aggregate number of shares underlying stock options outstanding at fiscal year-end for each of the directors listed in the table was as follows: Mr. Toh — 71,448; Dr. Heaton — 71,750; Mr. Shimer — 70,000; Mr. Turock — 50,000; Mr. Ryan 10,000.

Each director who is not employed by CRBCI or by Counsel receives a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded on March 31 or the next business day. In addition, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per year. The directors are also eligible to receive options under our stock option plans at the discretion of the Board. No discretionary stock options were awarded during 2012 or 2011.

Stock Option Plans

At December 31, 2012, the Company had six stock-based employee compensation plans, which are described in Note 14 of the audited consolidated financial statements included in Item 15 of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 14, 2013 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 14, 2013, there are 28,945,228 shares of common stock and 592 shares of Series N Preferred stock issued and outstanding. Each share of Series N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	393,668	(3)	1.3%
Adam M. Reich	2,333,500	(4)	7.6%
Jonathan S. Reich	2,333,500	(4)	7.6%
Kenneth Mann	281,967	(5)	*	%
Ross Dove	578,125	(6)	1.9%
Kirk Dove	578,125	(6)	1.9%
Hal B. Heaton	76,750	(7)	*	%
Henry Y.L. Toh	75,000	(7)	*	%
Samuel L. Shimer	73,331	(8)	*	%
David L. Turock	35,000	(9)	*	%
J. Brendan Ryan	2,500	(9)	*	%
Stephen A. Weintraub	75,000	(10)	*	%
Counsel Corporation and subsidiaries 1 Toronto Street Suite 700 Toronto, Ontario M5C 2V6	20,644,481		67.5%
All Executive Officers and Directors as a Group (12 people)	6,830,438		22.3%

*	Indicates less than one percent

(1)	Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o Counsel RB Capital Inc. unless otherwise indicated.

(2)	As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

(3)	Includes 362,500 shares of common stock issuable pursuant to options. Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, and a beneficial owner of approximately 8,395,776 shares or 9.8% of the outstanding common stock of Counsel. Mr. Silber disclaims beneficial ownership of the shares of CRBCI’s common stock beneficially owned by Counsel.

(4)	Includes 312,500 shares of common stock issuable pursuant to options.

(5)	Includes 200,000 shares of common stock issuable pursuant to options. Mr. Mann’s address is c/o Equity Partners CRB LLC.

(6)	Includes 78,125 shares of common stock issuable pursuant to options. Mr. Dove’s address is c/o Heritage Global Partners, Inc.

(7)	Includes 45,000 shares of common stock issuable pursuant to options.

(8)	Includes 45,000 shares of common stock issuable pursuant to options. Mr. Shimer is a beneficial owner of 669,011 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. Mr. Shimer disclaims beneficial ownership of the shares of CRBCI’s common stock beneficially owned by Counsel.

(9)	Represents shares of common stock issuable pursuant to options.

(10)	Represents shares of common stock issuable pursuant to options. Mr. Weintraub is Executive Vice President, Secretary and Chief Financial Officer of Counsel and a beneficial owner of 606,901 shares in Counsel, which represents less than 1% beneficial ownership of Counsel. Mr. Weintraub disclaims beneficial ownership of the shares of CRBCI’s common stock beneficially owned by Counsel.

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

Transactions with Counsel

Collateralized Loan Agreement

In the normal course of operations, the Company may receive advances from Counsel under an existing loan facility (the “Counsel Loan”). The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. The Counsel Loan is secured by the assets of the Company. At December 31, 2012 and 2011, the Company had a non-interest bearing intercompany receivable from Counsel and therefore no amounts were outstanding under the Counsel Loan.

Counsel Services Provided to Company

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (collectively, the “Agreement”). Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel. These services include preparation of the Company’s financial statements and regulatory filings, taxation matters, stock-based compensation administration, Board administration, patent portfolio administration and litigation matters. The Counsel employees providing the services are: 1) its Executive Vice President, Secretary and Chief Financial Officer, 2) its Vice President, Tax & Asset Management, 3) an Accounting Manager, and 4) its Accounts Payable Clerk. These employees have the same or similar positions with CRBCI, but none of them receive compensation from CRBCI. Rather, Counsel allocates to CRBCI a percentage, based on time incurred, of the employees’ base compensation paid by Counsel. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. Beginning in the first quarter of 2011, additional amounts were charged to the Company for Counsel services relating to the operations of the Company’s asset liquidation business. The total amounts charged were $435 and $430 in 2012 and 2011, respectively. The Company expects that Counsel will continue to provide these services in 2013 on the same cost basis.

Transactions with Other Related Parties

The Company leases office space in White Plains, NY and Los Angeles, CA as part of the operations of Counsel RB. Both premises are owned by entities that are controlled by a Co-CEO of Counsel RB and the Company. Additionally, the Company leases office space in Foster City, CA as part of the operations of Heritage Global Partners, which is owned by an entity that is jointly controlled by the former owners of Heritage Global Partners. The total amounts paid were $282 and $148 in 2012 and 2011, respectively.

As part of the acquisition of Heritage Global Partners during the first quarter of 2012, the Company issued Promissory Notes totaling $1,000 to its two former owners, partially offset by $151 of accounts receivable from the former owners. During the third quarter of 2012, the Promissory Notes were repaid in full, and the accounts receivable were collected.

On August 10, 2012, the Company entered into intellectual property licensing agreements with each of the Company’s Co-CEOs. In return for an exclusive, perpetual license to use his name in connection with the Company and its affiliates, each Co-CEO was issued 400,000 shares of common stock of the Company, valued at $1.31672 per share, resulting in a total transaction value of $1,054.

Director Independence

Our securities are quoted on the OTC market. Our Board applies “independence” requirements and standards under the Nasdaq Marketplace Rules. Pursuant to the requirements, the Board undertook its annual review of director independence. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and CRBCI and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent. As a result of this review, the Board affirmatively determined that during 2012 Messrs. Toh, Heaton, Ryan, Shimer and Turock were deemed “independent” as defined under the Nasdaq Marketplace Rules. The Board further determined that each of the foregoing directors met the independence and other requirements needed to serve on the Board committees for which they serve.

Item 14. Principal Accountant Fees and Services.

Fees paid or expected to be paid to Deloitte & Touche LLP (“Deloitte”), our independent registered chartered accountants for the fiscal periods ended December 31, 2012 and 2011, are set forth below.

	Year Ended December 31,
	2012	2011
Audit fees	$143	$90
Audit-related fees	11	15
Tax fees	—	—
All other fees	—	—
Total	$154	$105

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

Tax Fees

Tax fees are for services related to tax compliance, consulting and planning services and include preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. For 2011 and 2012, these services were provided by an independent registered public accountant, rather than Deloitte.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2011 and 2012.

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

Report of Independent Registered Chartered Accountants

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended (2)

3.2(iii)	Articles of Amendment to the Amended and Restated Articles of Incorporation (10)

10.1*	1997 Recruitment Stock Option Plan. (3)

10.2*	2001 Stock Option and Appreciation Rights Plan. (4)

10.2.1*	2003 Stock Option and Appreciation Rights Plan. (5)

10.3*	2010 Non-Qualified Stock Option Plan (11)

10.4*	Counsel Management Agreement. (7)

10.5	Stipulation of Dismissal with Prejudice dated as of March 12, 2009. (8)

10.6	Loan and Security Agreement between Israel Discount Bank of New York (as Agent) and Counsel RB Capital LLC, dated as of June 2, 2009. (9)

10.7	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of May 5, 2009. (9)

10.8	LLC Interest Purchase Agreement between C2 Global Technologies Inc. and Kind Chin Associates, LLC, dated as of December 10, 2010. (12)

10.9	LLC Interest Purchase Agreement between C2 Global Technologies Inc. and Forsons Equity, LLC, dated as of December 10, 2010. (12)

Exhibit Number	Title of Exhibit

10.10*	Employment Agreement between C2 Global Technologies Inc. and Jonathan Reich, dated as of January 19, 2011. (11)

10.11*	Employment Agreement between C2 Global Technologies Inc. and Adam Reich, dated as of January 19, 2011. (11)

10.12*	Form of Option Grant for Options Granted Under 2010 Non-Qualified Stock Option Plan. (14)

10.13	Share Purchase Agreement between Counsel RB Capital Inc. and Werklund Capital Corporation, dated as of March 15, 2011. (13)

10.14	Asset Purchase Agreement among EP USA, LLC (as Company), Equity Partners, Inc. of Maryland, The Rexford Company, LLC and Cross Concepts, LLC (as Sellers) and Equity Partners CRB LLC (as Buyer), dated June 23, 2011. (15)

10.15	Lock-Up Agreement among Counsel RB Capital Inc., Kenneth Mann and Equity Partners, Inc., dated June 23, 2011. (15)

10.16	Share Purchase Agreement by and among Heritage Global Partners, Inc. as the Company; Kirk Dove and Ross Dove as Sellers; and Counsel RB Capital Inc. as Buyer Dated as of February 29, 2012 (16)

14	C2 Global Technologies Inc. Code of Conduct. (6)

21	List of subsidiaries. (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COUNSEL RB CAPITAL INC.
(Registrant)

Dated: March 28, 2013	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub, Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board of Directors and President	March 28, 2013
Allan C. Silber	Principal Executive Officer

/s/Jonathan S. Reich	Co-Chief Executive Officer	March 28, 2013
Jonathan S. Reich

/s/Adam M. Reich	Co-Chief Executive Officer	March 28, 2013
Adam M. Reich

/s/ Hal B. Heaton	Director	March 28, 2013
Hal B. Heaton

/s/ J. Brendan Ryan	Director	March 28, 2013
J. Brendan Ryan

/s/ Samuel L. Shimer	Director	March 28, 2013
Samuel L. Shimer

/s/ Henry Y. L. Toh	Director	March 28, 2013
Henry Y.L. Toh

/s/ David L. Turock	Director	March 28, 2013
David L. Turock

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Chartered Accountants

To the Board of Directors and Stockholders of

Counsel RB Capital Inc.

We have audited the accompanying consolidated balance sheets of Counsel RB Capital Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Counsel RB Capital Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
March 28, 2013

COUNSEL RB CAPITAL INC.

CONSOLIDATED BALANCE SHEETS

as of December 31, 2012 and 2011

(In thousands of US dollars, except share and per share amounts)

	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$4,314	$6,672
Amounts receivable (net of allowance for doubtful accounts of $0; 2011 - $186)	1,068	917
Receivable from a related party	2,929	595
Deposits	1,481	69
Inventory – equipment	820	1,013
Other current assets	312	148
Income taxes recoverable	70	—
Deferred income tax assets	1,956	2,419
Total current assets	12,950	11,833
Non-current assets:
Inventory – real estate	6,078	2,131
Asset liquidation investments	3,618	3,455
Investments	2,426	2,772
Property, plant and equipment, net	52	19
Intangible assets, net	5,263	—
Goodwill	5,301	573
Deferred income tax assets	25,622	26,364
Total assets	$61,310	$47,147

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,415	$855
Income taxes payable	—	261
Debt payable to third parties	10,883	3,091
Total current liabilities	15,298	4,207

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at December 31, 2012 and 2011, liquidation preference of $592 at December 31, 2012 and 2011	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,945,228 shares at December 31, 2012 and 27,117,450 shares at December 31, 2011	290	271
Additional paid-in capital	283,281	278,408
Accumulated deficit	(237,558)	(235,745)
Accumulated other comprehensive loss	(7)	—
Total equity	46,012	42,940
Total liabilities and equity	$61,310	$47,147

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

for the years ended December 31, 2012 and 2011

(In thousands of US dollars, except per share amounts)

	2012	2011

Revenue:
Asset liquidation
Asset sales	$7,901	$14,733
Commissions and other	6,227	2,505
Total asset liquidation revenue	14,128	17,238

Operating costs and expenses:
Asset liquidation	7,001	8,244
Inventory maintenance	89	1,522
Patent licensing and maintenance	50	84
Selling, general and administrative	10,341	4,408
Expenses paid to related parties	716	578
Depreciation and amortization	407	2
Total operating costs and expenses	18,604	14,838
	(4,476)	2,400
Earnings of equity accounted asset liquidation investments	2,023	2,183
Operating income (loss)	(2,453)	4,583
Other income (expenses):
Other income	64	30
Interest expense – third party	(290)	(245)
Total other income (expenses)	(226)	(215)
Income (loss) before the undernoted	(2,679)	4,368
Income tax recovery	(978)	(26,317)
Earnings (loss) of other equity accounted investments (net of $0 tax)	(112)	28
Net income (loss)	(1,813)	30,713
Other comprehensive loss:
Currency translation adjustment	(7)	—
Comprehensive income (loss)	$(1,820)	$30,713

Weighted average common shares outstanding – basic (in thousands)	28,292	26,834
Weighted average common shares outstanding – diluted (in thousands)	28,292	27,096

Net income (loss) per share – basic	$(0.06)	$1.14
Net income (loss) per share – diluted	$(0.06)	$1.13

The accompanying notes are an integral part of these consolidated financial statements

COUNSEL RB CAPITAL INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2011 and 2012

(In thousands of US dollars, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated equity	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	(deficit)	income (loss)	Total

Balance at December 31, 2010	592	$6	25,960,080	$259	$275,641	$(266,458)	$—	$9,448
Issuance of common stock	—	—	1,122,950	12	1,995	—	—	2,007
Issuance of options	—	—	—	—	460	—	—	460
Exercise of options	—	—	34,420	—	16	—	—	16
Compensation cost related to stock options	—	—	—	—	296	—	—	296
Comprehensive income	—	—	—	—	—	30,713	—	30,713
Balance at December 31, 2011	592	$6	27,117,450	$271	$278,408	$(235,745)	$—	$42,940
Issuance of common stock	—	—	1,800,000	19	3,135	—	—	3,154
Issuance of options	—	—	—	—	1,131	—	—	1,131
Exercise of options	—	—	27,778	—	14	—	—	14
Compensation cost related to stock options	—	—	—	—	593	—	—	593
Comprehensive loss	—	—	—	—	—	(1,813)	(7)	(1,820)
Balance at December 31, 2012	592	$6	28,945,228	$290	$283,281	$(237,558)	$(7)	$46,012

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2012 and 2011

(In thousands of US dollars)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,813)	$30,713
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest included in third party debt	41	16
Amortization of financing costs on debt payable to third party	9	45
Stock-based compensation expense	1,647	296
Loss (earnings) of other equity accounted investments	112	(28)
Writedown of inventory	573	—
Depreciation and amortization	407	2
Provision for doubtful accounts	—	40

Changes in operating assets and liabilities:
Decrease (increase) in amounts receivable	592	(362)
Decrease (increase) in lease receivable	136	(148)
Decrease (increase) in deposits	(1,412)	702
Decrease (increase) in inventory	(4,327)	1,023
Decrease (increase) in asset liquidation investments	(163)	93
Increase in other assets	(117)	(149)
Increase in deferred income tax assets	(973)	(26,555)
Increase (decrease) in accounts payable and accrued liabilities	817	(1,700)
Increase (decrease) in income taxes payable	(331)	63
Net cash provided by (used in) operating activities	(4,802)	4,051

Cash flows from investing activities:
Net cash paid for business acquisition	(2,344)	(175)
Investment in other equity accounted investments	(61)	(42)
Cash distributions from other equity accounted investments	295	4
Purchase of property, plant and equipment	(28)	—
Net cash provided by (used in) investing activities	(2,138)	(213)

Cash flows from financing activities:
Proceeds of debt payable to third parties	17,186	6,229
Repayment of debt payable to third parties	(9,435)	(7,639)
Advances from related parties	3,006	1,493
Advances to related parties	(6,189)	(1,696)
Proceeds from exercise of options to purchase common shares	14	16
Proceeds from issuance of common shares, net of share issuance costs	—	1,823
Net cash provided by (used in) financing activities	4,582	226
Increase (decrease) in cash	(2,358)	4,064
Cash at beginning of year	6,672	2,608
Cash at end of year	$4,314	$6,672

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

for the years ended December 31, 2012 and 2011

(In thousands of US dollars)

	2012	2011

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$2,100	$184
Issuance of common stock in exchange for intellectual property licenses	1,054	—
Issuance of options to purchase common stock in exchange for assets of acquired business	1,131	460

Supplemental cash flow information:
Income taxes paid	364	204
Interest paid	256	198

The accompanying notes are an integral part of these consolidated financial statements.

COUNSEL RB CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of $US, except share and per share amounts and where specifically indicated)

Note 1 – Description of Business and Principles of Consolidation

These consolidated financial statements include the accounts of Counsel RB Capital Inc. together with its subsidiaries, including Counsel RB Capital LLC (“Counsel RB”), Equity Partners CRB LLC (“Equity Partners”), Heritage Global Partners, Inc. (“Heritage Global Partners”), C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “CRBCI”, the “Company”, “we” or “our” in these consolidated financial statements. These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which CRBCI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company operates in two business segments, Asset Liquidation and Patent Licensing. The Company’s segments are discussed in more detail in Note 15.

The Company’s Asset Liquidation segment, which began operations in the second quarter of 2009, specializes in the acquisition and disposition of distressed and surplus assets, together with related services. It consists of the operations of Counsel RB, Equity Partners and Heritage Global Partners. These operations are discussed in more detail in Note 2.

Licensing of intellectual property constitutes the Company’s Patent Licensing segment. CRBCI owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 (the “VoIP Patent”) and 6,438,124 (the “C2 Patent”) (together the “VoIP Patent Portfolio”), which it licenses. CRBCI’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol telephony market who are using CRBCI’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.

In 2007, the Company began investing in Internet-based e-commerce businesses by acquiring minority positions in several companies. It has since sold some of those interests, realizing gains in each case. The Company’s most significant investment took place in 2009, when it indirectly acquired an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court. The Company’s investments are discussed in more detail in Note 5.

Note 2 – Asset Liquidation Operations

The Company began its asset liquidation operations in the second quarter of 2009, through its subsidiary Counsel RB, which specializes in capital asset solutions. These involve finding, acquiring and monetizing distressed and surplus capital assets. In addition to acquiring turn-key manufacturing facilities and used industrial machinery and equipment, Counsel RB arranges traditional asset disposition sales, including liquidation and auction sales, earning commission revenue from the latter. Counsel RB was originally owned 75% by the Company and 25% by Counsel RB’s Co-CEOs. In November 2010, the Company acquired the Co-CEOs’ 25% interest in exchange for approximately 3.2 million shares of the Company.

In June 2011, Counsel RB expanded its operations through its acquisition of 100% of the business of EP USA, LLC (d/b/a Equity Partners ) (“Equity Partners”), a boutique investment banking firm and provider of financial solutions. Equity Partners was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. As part of the acquisition, CRBCI entered into employment and consulting agreements with the previous owners and employees of Equity Partners. The following table summarizes the consideration paid for Equity Partners and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

$
Consideration paid
Cash	175
Equity instruments:
122,950 CRBCI common shares [1]	184
230,000 options to purchase CRBCI common shares at $1.83 per share [2]	460
Fair value of total consideration	819

Acquisition related costs (included in selling, general, and administrative expenses in CRBCI’s condensed consolidated statement of operations for the year ended December 31, 2011)	46

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable (net of $0 allowance for doubtful accounts)	244
Property, plant and equipment	2
Total identifiable net assets assumed	246
Goodwill	573
819

1	Value determined using the closing price of the Company’s common shares on June 22, 2011.

2	Value determined using the Black-Scholes Option Pricing Model. Inputs to the model included an expected volatility of 323%, a risk-free interest rate of 2.10%, an expected life of 4.75 years, and an expected dividend yield of zero.

The fair value of the accounts receivable is the value as reported in the above table.

The goodwill is discussed in Note 6.

The only transactions recognized separately from the acquisition were the acquisition costs noted in the above table.

On February 29, 2012 the Company again expanded its asset liquidation operations through the acquisition of 100% of the issued and outstanding capital stock in Heritage Global Partners, Inc, a full-service, global auction, appraisal and asset advisory firm. In connection with the acquisition, CRBCI entered into employment agreements with the previous owners and employees of Heritage Global Partners. The following table summarizes the consideration paid for Heritage Global Partners and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

At February 29, 2012

$
Consideration paid
Cash [1]	3,000
Promissory notes, net of receivable from owners [2]	849
Equity instruments:
1,000,000 CRBCI common shares [3]	2,100
625,000 options to purchase CRBCI common shares at $2.00 per share [4]	1,131
Fair value of total consideration	7,080

Acquisition related costs (included in selling, general, and administrative expenses in CRBCI’s consolidated statement of operations for the year ended December 31, 2012)	78

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash [1]	656
Accounts receivable (net of $0 allowance for doubtful accounts)	870
Deposits	20
Prepaid expenses	43
Property, plant and equipment	37
Identifiable intangible assets	5,640
Accounts payable and accrued liabilities	(1,212)
Client liability account	(1,424)
Short-term note payable	(100)
Future income taxes payable	(2,178)
Total identifiable net assets assumed	2,352
Goodwill	4,728
7,080

[1]	Net cash used for the acquisition was $2,344.

[2]	The notes (the “Promissory Notes”) were paid in full on their August 31, 2012 maturity date.

[3]	Value determined using the closing price of the Company’s common shares on February 29, 2012

[4]	Value determined using the Black-Scholes Option Pricing Model. Inputs to the model included an expected volatility rate of 133%, a risk-free interest rate of 1.25%, an expected life of 4.75 years, and an expected dividend yield of $nil.

The fair value of the accounts receivable is the value as reported in the above table.

The goodwill and identifiable intangible assets are discussed in Note 6.

To date, the only transactions recognized separately from the acquisition were the acquisition costs noted in the above table.

Expansion into international markets

In the third quarter of 2012, the Company began expanding its asset liquidation operations into markets outside of North America. In July an exclusive strategic alliance agreement was signed with Asset Remarketing S. De R.L. de C.V. (“Asset Remarketing”), a Mexican company specializing in the monetization of manufacturing assets and real estate in Latin America, including Mexico, Costa Rica and the Dominican Republic. The Company and Asset Remarketing operate under the name “Asset Remarketing – HGP Latin America”.

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

Asset liquidation accounting

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

Transactions that involve Counsel RB acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company (“LLC”) agreement (collectively, “Joint Ventures”), require that Counsel RB’s proportionate share of the net income (loss) be reported as Earnings (Loss) of Equity Accounted Asset Liquidation Investments. At each balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as Asset Liquidation Investments. Although Counsel RB expects to exit each of its investments in Joint Ventures in less than one year, they are reported on the balance sheet as non-current Asset Liquidation Investments. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities, and records a write down of its investments if the Company concludes that there has been a decline in the value of the net assets.

Neither Equity Partners nor Heritage Global Partners participate in Joint Ventures; they primarily earn revenue from fee-based services.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions in Toronto, Canada; New York, NY and San Diego, CA. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

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

Inventory

The Company’s inventory consists of assets acquired for resale by Counsel RB and Heritage Global Partners, which are normally expected to be sold within a one-year operating cycle. They are recorded at the lower of cost and net realizable value. During 2012 the Company recorded write downs of $363 on its real estate inventory and $210 on its equipment inventory, both of which were reported as part of Asset Liquidation Expenses. There were no write downs during 2011.

Investments

At December 31, 2012 and 2011 the Company held two investments in private companies, both of which were accounted for under the equity method. Under this method, the investments are carried at cost, plus or minus the Company’s share of increases and decreases, respectively, in the investee’s net assets and certain other adjustments. Impairments, equity pick-ups, and realized gains and losses on equity securities are reported separately in the consolidated statement of operations. The Company monitors its investments for impairment by considering factors such as the economic environment and market conditions, as well as the operational performance of, and other specific factors relating to, the businesses underlying the investments. The fair values of the securities are estimated quarterly using the best available information as of the evaluation date, such as recent financing rounds of the investee, and other investee-specific information. See Note 5 for further discussion of the Company’s investments.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2012 and 2011, the carrying values of the Company’s cash, amounts receivable, related party receivable, deposits, accounts payable, accrued liabilities and third party debt approximate fair value. There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. The fair value hierarchy does not apply to the financial instruments noted above, with the exception of cash. The Company considers the fair value of cash to be Level 2 within the hierarchy.

Although the Company does not employ fair value accounting for any of its assets or liabilities, in assessing the fair values of its financial instruments, the Company applies the Level 1, 2 and 3 valuation principles required by GAAP.

Assets and liabilities acquired

In the course of its operations, most recently with respect to the Heritage Global Partners acquisition in February 2012, the Company acquires assets and liabilities as components of a business combination. Valuations are assigned to the acquired assets and liabilities based primarily on management’s assessment of their fair market value. With respect to the acquisition of Heritage Global Partners, the Company engaged the services of an independent third party to determine the value of the acquired intangible assets and goodwill.

Intangible assets

Intangible assets are recorded at fair value upon acquisition and are amortized over their estimated lives. The Company monitors events and changes in circumstances which require an assessment of recoverability. If the carrying amount of the intangible assets is not recoverable, an impairment loss is recognized in the statement of operations, determined by comparing the carrying amount of the asset to its fair value.

At December 31, 2012 the Company’s intangible assets relate to its acquisition of Heritage Global Partners in February 2012. See Note 2 and Note 6 for more detail regarding the Company’s intangible assets.

Goodwill

Goodwill, which results from the difference between the purchase price and the fair value of net identifiable assets acquired, is not amortized but is tested annually at December 31 for impairment in accordance with GAAP. Testing is a two-step process, in which the carrying amount of the reporting unit associated with the goodwill is first compared to the reporting unit’s estimated fair value. If the carrying amount of the reporting unit exceeds its estimated fair value, the fair values of the reporting unit’s assets and liabilities are analyzed to determine whether the goodwill of the reporting unit has been impaired. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value as determined by this two-step process. FASB Accounting Standards Update 2011-08, Testing Goodwill for Impairment, provides the option to perform a qualitative assessment prior to performing the two-step process, which may eliminate the need for further testing. Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

At December 31, 2012 the Company’s goodwill relates to its acquisition of Equity Partners in June 2011 and its acquisition of Heritage Global Partners in February 2012. See Note 2 and Note 6 for more detail regarding the Company’s goodwill.

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

Liabilities and contingencies

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

Asset liquidation revenue

Asset liquidation revenue generally consists of gross proceeds from auctions and negotiated sales of asset inventory, and commissions and fees from acting as the agent for asset sales by third parties. Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured.

Stock-based compensation

The Company’s stock-based compensation is primarily in the form of options to purchase common shares. The fair value is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period. The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the option awards as equity. See Note 14 for further discussion of the Company’s stock-based compensation.

Segment reporting

Since the second quarter of 2009, the Company has operated in two business segments, Asset Liquidation and Patent Licensing. The asset liquidation segment includes the operations of Counsel RB, Equity Partners and Heritage Global Partners. The patent licensing segment includes all operations relating to licensing of the Company’s intellectual property. See Note 15 for further discussion of the Company’s segments.

Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results from joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. Although ASU 2011-04 is largely consistent with the existing US GAAP fair value measurement principles, it expands existing disclosure requirements and makes other amendments. ASU 2011-04 became effective for interim or annual reporting periods beginning after December 15, 2011, with early adoption not permitted. The Company adopted ASU 2011-04 in the first quarter of 2012; its adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers certain provisions of ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income (“OCI”). Both ASU 2011-05 and 2011-12 became effective for interim or annual reporting periods beginning after December 15, 2011, with early adoption permitted. The guidance must be applied retrospectively for all periods presented in the financial statements. The Company adopted ASU 2011-05 and ASU 2011-12 in the first quarter of 2012. However, because the Company recorded OCI for the first time in the fourth quarter of 2012, the adoptions had minimal effect on the Company’s consolidated financial statements.

Future accounting pronouncements

In July 2012, the FASB issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the indefinite-lived intangible asset impairment testing guidance in ASC 350-30, by providing the option to perform a qualitative assessment before calculating the fair value of the asset. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, a reporting entity would not need to calculate the fair value of the asset. ASU 2012-02 does not change the requirement to test indefinite-lived intangible assets annually for impairment, or to test for impairment between annual tests if warranted by events or circumstances. However, it does revise the examples of events and circumstances that should be considered. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will formally adopt ASU 2012-02 in the first quarter of 2013, but, based on management’s assessment, the adoption will not have a significant impact on its consolidated financial statements.

Note 4 – Earnings (Loss) per Share

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

Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the year ended December 31, 2012, all of the Company’s outstanding options were excluded due to the Company’s net loss. For the year ended December 31, 2011, 2,386,198 options were excluded.

Basic and diluted EPS were calculated using the following:

	Year ended December 31,
(In thousands, except per share amounts)	2012	2011

Net income (loss)	$(1,813)	$30,713
Less: income allocated to preferred stockholders	—	27
Net income (loss) allocated to common stockholders	$(1,813)	$30,686

Weighted average shares for basic EPS	28,292	26,834
Add: incremental shares from assumed conversions of stock options	—	262
Weighted average shares for diluted EPS	28,292	27,096
Basic earnings (loss) per share attributable to common stockholders	$(0.06)	$1.14

Diluted earnings (loss) per share attributable to common stockholders	$(0.06)	$1.13

Note 5 –Asset Liquidation Investments and Other Investments

The table below details the summarized results of operations, for the years ended December 31, 2012 and 2011, attributable to CRBCI from the Joint Ventures in which it was invested during those years.

	2012	2011

Gross revenues	$8,666	$3,505

Gross profit	$2,099	$2,201

Income from continuing operations	$2,023	$2,183

Net income	$2,023	$2,183

The table below details the summarized components of assets and liabilities, as at December 31, 2012 and 2011, attributable to CRBCI from the Joint Ventures in which it was invested at those dates.

	2012	2011

Current assets	$3,733	$3,435

Noncurrent assets	$222	$34

Current liabilities	$337	$14

Noncurrent liabilities	$—	$—

The Company’s other investments as at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$20	$19
Polaroid	2,406	2,753

Total investments	$2,426	$2,772

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC

In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several non-public Internet-based e-commerce businesses. Since the Company’s initial investment, the Company’s share of earnings has been exactly offset by cash distributions, and at December 31, 2012 the Company’s net investment was $20. Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at December 31, 2012, the Company concluded that there has been no impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

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

The Company’s investment in the LLC has two components:

•	CRBCI acquired Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to its investment in Class A units. The investment is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel. CRBCI is also responsible for Counsel’s share of the management fees, which are approximately $40 per year. The economic interest entitles CRBCI to an 8% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

•	CRBCI directly acquired Class D units. These units are subject to a 2% annual management fee, payable to the General Partner, of approximately $11 per year. The units have a 10% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

The components of the Company’s investment in Polaroid at December 31, 2012 are detailed below:

Unit type	Capital invested	Equity in earnings	Capital returned	Net investment
Class A	$2,447	$137	$(654)	$1,930
Class D	606	30	(160)	476
Total	$3,053	$167	$(814)	$2,406

Note 6 – Composition of Certain Financial Statement Captions

Amounts receivable

As described in Note 3, the Company’s amounts receivable are primarily related to the operations of its subsidiaries Counsel RB, Equity Partners, and Heritage Global Partners. To date, the Company has not experienced any significant collectability issues with any of its receivables. Given this experience, together with the ongoing business relationships between the Company and its joint venture partners, the Company has not yet been required to develop a policy for formal credit quality assessment. The Equity Partners and Heritage Global Partners businesses have similarly not required formal credit quality assessments. As the Company’s asset liquidation business continues to develop, more comprehensive credit assessments may be required.

At December 31, 2012, the Company had one interest-bearing receivable in the amount of $10, which was an employee advance bearing interest at 10%. To date the Company has recorded only one other interest-bearing note receivable, which was a note in the amount of $225, acquired when Counsel RB commenced operations in the second quarter of 2009. An allowance of $146 was recorded in the fourth quarter of 2010, and a further allowance of $40 was recorded in the second quarter of 2011. The remaining balance of $39 was collected during the second quarter of 2012.

In the first quarter of 2011, the Company acquired a lease receivable in the amount of $248, which is being reduced by monthly payments of $12 that began in April 2011. The lease receivable began accruing interest beginning April 1, 2011.

At December 31, 2012 the Company had a $9 non-interest bearing financing receivable that was past due. The Company expects to collect the full amount and therefore has not recorded an allowance for any part of this amount.

During the year ended December 31, 2012, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the year ended December 31, 2012.

Amounts receivable consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Accounts receivable (net of allowance for doubtful accounts of $0; 2011 - $0)	$1,046	$730
Notes receivable (net of allowance for doubtful accounts of $0; 2011 - $186)	10	39
Lease receivable	12	148
	$1,068	$917

Intangible assets

The Company’s intangible assets are related to its asset liquidation business.

As discussed in Note 2, on February 29, 2012 the Company acquired Heritage Global Partners for a total purchase price of $7,080, of which $5,640 was assigned to identifiable intangible assets. Of this amount, $4,180 was assigned to Customer/Broker Network and $1,460 was assigned to Trade Name. The Customer/Broker Network intangible asset is being amortized over 12 years, and the Trade Name intangible asset is being amortized over 14 years. Based on the Company’s assessment at December 31, 2012, these assets were not impaired. The details are as shown below:

December 31, 2012
Customer/Broker Network (net of amortization of $290)	$3,890
Trade Name (net of amortization of $87)	1,373
$5,263

Goodwill

The Company’s goodwill is related to its asset liquidation business.

As part of its acquisition of Equity Partners in June 2011, the Company recognized goodwill of $573. No goodwill impairment resulted from the completion of the impairment tests at December 31, 2012, and there have been no events or changes in circumstances in 2012 that make it more likely than not that the carrying amount of this goodwill may be impaired.

As part of its acquisition of Heritage Global Partners in February 2012, the Company recognized goodwill of $4,728, as discussed in more detail in Note 2. This valuation was finalized in the third quarter of 2012, and the goodwill was subsequently tested for impairment at December 31, 2012. Based on the testing, management concluded that the goodwill was not impaired at December 31, 2012.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at December 31:

	2012	2011
Due to auction clients	$2,242	$—
Due to Joint Venture partners	487	89
Sales and other taxes	552	66
Remuneration and benefits	347	402
Asset liquidation expenses	184	—
Regulatory and legal fees	87	49
Accounting, auditing and tax consulting	170	169
Patent licensing and maintenance	9	8
Other	337	72
	$4,415	$855

Note 7 – Debt

At December 31, 2012 and 2011, the Company’s only outstanding debt was a revolving credit facility (the “Credit Facility”), which had a balance of $10,883 and $3,091 at December 31, 2012 and 2011, respectively. The Credit Facility is provided to Counsel RB by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) dated as of June 2, 2009 and most recently amended as of September 27, 2012 (the “Amendment Date”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $15,000, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At December 31, 2012, $13,392 of such assets served as collateral for the loan (December 31, 2011 - $4,303). Effective March 1, 2011, a monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $15,000 and the average loan amount outstanding during the month. Effective the Amendment Date, an annual facility fee (“Facility Fee”) of $50 was paid to the lender. Subsequent payments will be due on each anniversary of the Amendment Date. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel. At December 31, 2012 and 2011 the Company was in compliance with all covenants of the Credit Facility.

In connection with the February 2012 acquisition of HGP, the Company issued promissory notes (the “Promissory Notes”) payable to the former owners of HGP, which were due on August 31, 2012. The Promissory Notes were paid in full on August 31.

Note 8 – Commitments and Contingencies

At December 31, 2012, CRBCI has no commitments other than the Unused Line Fee on its third party debt and the leases on its offices in New York and California. The lease on the New York office expires on December 31, 2015. The leases on the California offices expire on September 30, 2013, December 11, 2015 and July 31, 2016. The annual lease obligations are as shown below:

2013	$433
2014	428
2015	442
2016	145
$1,448

In the normal course of its business, CRBCI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At December 31, 2012 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 9 – Patent Participation Fee

In 2003, CRBCI acquired a VoIP patent from a third party. Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the CRBCI VoIP Patent Portfolio. Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs. The vendor of the VoIP Patent was also granted a first priority security interest in the patent in order to secure CRBCI’s obligations under the associated purchase agreement.

Note 10 – Income Taxes

In 2012 the Company recognized a net income tax recovery of $978 comprised of a current income tax recovery of $5 and a net deferred income tax recovery of $973. In 2011 the Company recognized a net income tax recovery of $26,317 primarily comprised of a current income tax expense of $238 and a net deferred income tax recovery of $26,555. The deferred income tax recovery for the year is primarily due to the recognition of the tax benefit of available tax loss carry forwards generated during the year that are more likely than not expected to be utilized against future income.

The $27,578 net deferred income tax asset balance as at December 31, 2012 reflects the tax benefit of available tax loss carry forwards that are more likely than not expected to be utilized against future income and is net of approximately $2,065 of deferred tax liability recorded in 2012 related to the intangible assets acquired through the Heritage Global Partners acquisition for which the Company received only nominal tax basis.

The reported tax benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) from continuing operations before taxes for the following reasons:

	2012	2011
Expected federal statutory tax expenses (benefit)	$(944)	$1,485
Increase (reduction) in taxes resulting from:
State income taxes recoverable	(5)	175
Non-deductible expenses (permanent differences)	36	36
Change in valuation allowance attributable to continuing operations	—	(27,789)
Capital loss expiry	—	125
Adjustment to effective tax rate	(12)	—
Other	(53)	(349)
Income tax recovery	$(978)	$(26,317)

At December 31, 2012, the Company had available federal tax loss carry-forwards of approximately $55,592 of unrestricted net operating tax losses and approximately $28,800 of restricted net operating tax losses. The net operating loss carry forwards expire between 2024 and 2032.

The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules, in general, provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have, in aggregate, increased by more than 50 percentage points during the immediately preceding three years.

Restrictions in net operating loss carry forwards occurred in 2001 as a result of the acquisition of the Company by Counsel. Further restrictions may have occurred as a result of subsequent changes in the share ownership and capital structure of the Company and Counsel and disposition of business interests by the Company. Pursuant to Section 382 of the Internal Revenue Code, the annual usage of the Company’s net operating loss carry forwards was limited to approximately $2,500 per annum until 2008 and $1,700 per annum thereafter. There is no certainty that the application of these “change in ownership” rules may not recur, resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions, reductions in, or expiry of net operating loss and net capital loss carry forwards may occur through future merger, acquisition and/or disposition transactions or failure to continue a significant level of business activities. Any such additional limitations could require the Company to pay income taxes on its future earnings and record an income tax expense to the extent of such liability, despite the existence of such tax loss carry forwards. Furthermore, any such additional limitations may result in the Company having to reverse all or a portion of its deferred tax balance or set up a valuation allowance at such time.

The Company, until recently, has had a history of incurring annual tax losses, beginning in1991. All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year. The Company applied historic tax loss carry forwards to offset income for tax purposes in 2008, 2010 and 2011, respectively. The 2009 through 2011 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The components of the deferred tax asset and liability as of December 31 (after derecognizing uncertain tax positions) are as follows:

	2012	2011
Net operating loss carry-forwards	$28,736	$28,293
Capital loss carry forwards	—	2
Intangibles	(7)	62
Stock based compensation	469	242
Start-up costs	32	35
Depreciation and amortization	15	(1)
Other	398	150
Heritage Global Partners – Trade Name	(459)	—
Heritage Global Partners – Customer List/Business Network	(1,606)	—
Net deferred tax assets	$27,578	28,783

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

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2012, the unrecognized tax benefit has been determined to be $12,059, which is unchanged from the balance as of December 31, 2011.

In the unlikely event that these tax benefits are recognized in the future, the amount recognized at that time should result in a reduction in the Company’s effective tax rate.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Because the Company has tax loss carry forwards in excess of the unrecognized tax benefits, the Company did not accrue for interest and penalties related to unrecognized tax benefits either upon the initial derecognition of uncertain tax positions or in the current period.

It is possible that the total amount of the Company’s unrecognized tax benefits will significantly increase or decrease within the next 12 months. These changes may be the result of future audits, the application of “change in ownership” rules leading to further restrictions in tax losses arising from changes in the capital structure of the Company and/or that of its parent company Counsel, reductions in available tax loss carry forwards through future merger, acquisition and/or disposition transactions, failure to continue a significant level of business activities, or other circumstances not known to management at this time. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

Note 11 – Related Party Transactions

Transactions with Counsel

At December 31, 2012 the Company had a receivable from Counsel in the amount of $2,929, as compared to a receivable of $595 at December 31, 2011. No interest is charged on this receivable. In the normal course of operations, the Company may receive advances from Counsel under an existing loan facility (the “Counsel Loan”). The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. Any outstanding balance under the Counsel Loan is secured by the assets of the Company. At December 31, 2012 and 2011, the balance of the Counsel Loan was zero due to the Company’s net receivable from Counsel.

Counsel Management Services

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”). Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel. These services include preparation of the Company’s financial statements and regulatory filings, taxation matters, stock-based compensation administration, Board administration, patent portfolio administration and litigation matters. The Counsel employees providing the services are: 1) its Executive Vice President, Secretary and Chief Financial Officer, 2) its Vice President, Tax & Asset Management, 3) an Accounting Manager, and 4) its Accounts Payable Clerk. These employees have the same or similar positions with CRBCI, but none of them receive compensation from CRBCI. Rather, Counsel allocates to CRBCI a percentage, based on time incurred, of the employees’ base compensation paid by Counsel. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. The Company expects that Counsel will continue to provide these services in 2013 on the same cost basis.

In addition to the above, beginning in the first quarter of 2011, additional amounts have been charged to CRBCI for the services of Counsel personnel that relate to the ongoing operations of CRBCI’s asset liquidation business. These amounts are detailed below:

Item	Year ended December 31,
	2012	2011
Management fees	$360	$360
Other charges	75	70
Total	$435	$430

Transactions with Other Related Parties

The Company leases office space in White Plains, NY and Los Angeles, CA as part of the operations of Counsel RB. Both premises are owned by entities that are controlled by a Co-CEO of Counsel RB and the Company. Additionally, the Company leases office space in Foster City, CA as part of the operations of Heritage Global Partners, which is owned by an entity that is jointly controlled by the former owners of Heritage Global Partners. The lease amounts paid by the Company to the related parties are detailed below:

Leased premises location	Year ended December 31,
	2012	2011
White Plains, NY	$126	$122
Los Angeles, CA	26	26
Foster City, CA	130	—
Total	$282	$148

As discussed in Note 2, as part of the acquisition of Heritage Global Partners during the first quarter of 2012, the Company issued Promissory Notes totaling $1,000 to its two former owners, partially offset by $151 of accounts receivable from the former owners. During the third quarter of 2012, the Promissory Notes, which did not accrue interest, were repaid in full, and the accounts receivable were collected.

On August 10, 2012, the Company entered into intellectual property licensing agreements with each of the Company’s Co-CEOs. In return for an exclusive, perpetual license to use his name, each Co-CEO was issued 400,000 shares of common stock of the Company, valued at $1.31672 per share, resulting in a total transaction value of $1,054.

Note 12 – Legal Proceedings

Intellectual Property Enforcement Litigation

On August 27, 2009 the Company’s wholly-owned subsidiary, C2 Communications Technologies Inc., filed a patent infringement lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc. The complaint was filed in the United States District Court for the Eastern District of Oklahoma and alleged that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373. The complaint sought an injunction, monetary damages and costs. In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation, and Telephone and Data Systems, Inc., was dismissed without prejudice. Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas. A trial date was set for March 13, 2013, but in the first quarter of 2013 the Company entered into a settlement and license agreement with the remaining defendant and received a payment of $200.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 13 – Capital Stock

	Number of Shares		Capital Stock
Issued and outstanding	2012	2011	2012	2011

Common shares, $0.01 par value	28,945,228	27,117,450	$290	$271

Class N preferred shares, $10.00 par value	592	592	$6	$6

The Company’s authorized capital stock consists of 300,000,000 common shares, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $10.00 per share.

On February 29, 2012, as discussed in Note 2, the Company issued 1,000,000 shares in connection with its acquisition of Heritage Global Partners. On August 10, 2012, as discussed in Note 11, the Company issued 400,000 shares to each of its Co-CEOs, in exchange for intellectual property licensing agreements. During the first and third quarters of 2012, the Company issued 17,778 and 10,000 shares, respectively, due to option exercises.

On March 15, 2011, the Company issued 1,000,000 shares, for net proceeds of $1,803, through a private placement. On June 23, 2011 the Company issued 122,950 shares in connection with Counsel RB’s acquisition of Equity Partners. During the third and fourth quarters of 2011, the Company issued 26,275 and 8,145 shares, respectively, due to option exercises.

Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The value of each Class N preferred share is $1,000, and each share is convertible to 40 common shares at the rate of $25 per common share. During 2012 and 2011, none of the Company’s Class N preferred stock was converted into common stock. At December 31, 2012 and 2011, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 14 – Stock-Based Compensation

Stock- Based Compensation Plans

At December 31, 2012, the Company had six stock-based compensation plans, which are described below. All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2012 and 2011, there were no options outstanding under the 1995 Director Plan.

1995 Employee Stock Option and Appreciation Rights Plan

The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the grant of incentive stock options, non-qualified stock options, and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options, which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as for the grant of non-qualified options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of incentive and non-qualified options. To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it will expire as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised will become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2012 and 2011, there were no options outstanding under the 1995 Employee Plan.

1997 Recruitment Stock Option Plan

In October 2000, the stockholders of the Company approved an amendment of the 1997 Recruitment Stock Option Plan (the “1997 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 370,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board; however, in all instances the exercise price is never less than the fair market value of the Company’s common stock on the date the option is granted. The Board also has discretion to determine, for each grant, the requisite service, vesting and exercise periods.

As of December 31, 2012, there were options to purchase 228,198 shares (2011 – 231,198 shares) of the Company’s common stock outstanding under the 1997 Plan. 225,000 options with an exercise price of $0.66 per share were vested at December 31, 2012 and 2011. 3,198 options with an exercise price of $2.40 per share were vested at December 31, 2012 (2011 – 6,198 options with exercise prices of $1.40 to $2.40 per share). The options with an exercise price of $0.66 must be exercised within seven years of grant date and can only be exercised while the option holder is an employee of the Company. The remaining options must be exercised within ten years of grant date and can only be exercised while the option holder is an employee of the Company. The Company has not awarded any SARs under the 1997 Plan. During 2012 and 2011, no options to purchase shares of common stock were issued. During 2012, 1,750 options were exercised (2011 – 0) and 1,250 options expired (2011 - 2,965).

2003 Stock Option and Appreciation Rights Plan

In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2012, there were options to purchase 1,565,000 shares (2011 – 1,430,000 shares) of the Company’s common stock outstanding under the 2003 Plan. The outstanding options vest over four years at exercise prices ranging from $0.08 to $2.40 per share. During 2012, 415,000 options (2011 – 1,040,000 options) were granted, and 30,000 options were exercised (2011 – 50,000). During 2012, 250,000 options to purchase shares of common stock were forfeited or expired (2011 – 53,250). No SARs have been issued under the 2003 Plan.

2010 Non-Qualified Stock Option Plan

In the fourth quarter of 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or a committee appointed by the Board). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. As of December 31, 2012 and 2011, there were options to purchase 1,250,000 shares of the Company’s common stock outstanding under the 2010 Plan. The outstanding options vest over four years at an exercise price of $1.83 per share. During 2012, no options (2011 - 1,250,000) were granted under the 2010 Plan. There were no exercises, expiries or forfeitures in 2012 or 2011.

Equity Partners Stock Option Plan

In the second quarter of 2011, the Company’s Board approved the Equity Partners Stock Option Plan (the “Equity Partners Plan”) to allow the Company to issue options to purchase common stock as a portion of the purchase price of Equity Partners. The Company reserved 230,000 shares of common stock for issuance upon exercise of options granted under the Equity Partners Plan. During 2011, 230,000 options with an exercise price of $1.83, vesting immediately, were granted under the Equity Partners Plan. There were no grants, exercises or forfeitures during 2012.

Other options issued

In the first quarter of 2012, the Company’s Board approved the issuance of options as part of the acquisition of Heritage Global Partners, and reserved 625,000 shares of common stock for issuance upon option exercise. During 2012, 625,000 options with an exercise price of $2.00, vesting over four years, were granted. Unlike other options issued by the Company under its stock option plans, the options issued as part of the Heritage Global Partners acquisition survive termination of employment. During 2012 there were no forfeitures, and none of the option holders terminated their employment with the Company.

Stock-Based Compensation Expense

Total compensation cost related to stock options in 2012 and 2011 was $593 and $296, respectively. These amounts were recorded in selling, general and administrative expense in both years. During 2012, a tax benefit of $25 was recognized in connection with the exercise of 31,750 options, compared to $44 recognized in 2011 in connection with the exercise of 50,000 options. During 2012, the Company received $14 of cash in connection with the exercise of options; as compared to receiving $17 in 2011. Option holders are not entitled to receive dividends or dividend equivalents.

During 2012 the Company also recognized $1,054 of stock-based compensation expense, which was included in selling, general and administrative expense, with respect to the 400,000 common shares of the Company that were issued to each of its Co-CEOs in exchange for intellectual property licensing agreements, as discussed above in Notes 11 and 13.

During 2012, the Company granted a total of 1,040,000 options. Of these, 365,000 were issued to employees of the Company. 625,000 were issued to the former owners of Heritage Global Partners in connection with the Company’s acquisition of Heritage Global Partners, and 50,000 were issued to the Company’s independent directors in accordance with their standard compensation. During 2011, the Company granted a total of 2,520,000 options. Of these, 2,250,000 were issued to officers and employees of the Company and its parent, Counsel. 230,000 were issued to the former owners of Equity Partners in connection with the Company’s acquisition of Equity Partners, and 40,000 were issued to the Company’s independent directors in accordance with their standard compensation.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2012	2011
Risk-free interest rate	1.25% - 1.47%	1.49% - 2.90%
Expected life (years)	4.75	4.75 – 6.80
Expected volatility	133% - 135%	262% - 323%
Expected dividend yield	Zero	Zero
Expected forfeitures	Zero	Zero

The risk-free interest rates are those for U.S. Treasury constant maturities, for terms matching the expected term of the option. The expected life of the options is calculated according to the simplified method for estimating the expected term of the options, based on the vesting period and contractual term of each option grant. Expected volatility is based on the Company’s historical volatility. The Company has never paid a dividend on its common stock and therefore the expected dividend yield is zero.

The following summarizes the changes in common stock options for the years ended December 31, 2012 and 2011:

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,141,198	$1.65	728,246	$0.89
Granted	1,040,000	$2.04	2,520,000	$1.88
Exercised	(31,750)	$0.61	(50,000)	$0.90
Expired	(1,250)	$1.40	(57,048)	$2.73
Forfeited	(250,000)	$1.83	—	$—
Outstanding at end of year	3,898,198	$1.75	3,141,198	$1.65

Options exercisable at year end	1,298,198	$1.39	791,198	$1.08

Weighted-average fair value of options granted during the year		$1.75		$0.93

As of December 31, 2012, the total unrecognized stock-based compensation expense related to unvested stock options was $1,642, which is expected to be recognized over a weighted-average period of thirty months.

The following summarizes the changes in unvested common stock options for the years ending December 31, 2012 and 2011:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	2,350,000	$0.83
Granted	1,040,000	$1.75
Vested	(540,000)	$0.87
Forfeited	(250,000)	$0.20
Unvested at December 31, 2012	2,600,000	$1.23

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	97,500	$0.29
Granted	2,520,000	$0.93
Vested	(267,500)	$1.77
Unvested at December 31, 2011	2,350,000	$0.83

The total fair value of options vesting during the years ending December 31, 2012 and 2011 was $468 and $474, respectively. The unvested options have no associated performance conditions. Therefore, the Company expects that, barring the departure of individual directors or employees, all of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2012:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.08 to $ 0.15	80,000	3.75	$0.12	50,000	3.65	$0.12
$ 0.51 to $ 1.11	545,000	1.07	$0.82	515,000	0.82	$0.81
$ 1.83 to $ 1.97	2,130,000	7.00	$1.87	705,000	6.63	$1.86
$ 2.00 to $ 2.40	1,143,198	6.13	$2.07	28,198	5.08	$2.40
	3,898,198	5.85	$1.75	1,298,198	4.18	$1.39

Note 15 – Segment Reporting

From 2005 until the second quarter of 2009, the Company operated in a single business segment, Patent Licensing. With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation. For the years ending December 31, 2012 and 2011, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting.

There are no material inter-segment revenues or expenses. To date the Company’s business has been conducted principally in North America, but the establishment of offices in Latin America and Europe in the third quarter of 2012 will result in more international operations in future periods. To date these operations have not been sufficiently significant to require reporting as a separate segment. The table below presents information about the Asset Liquidation segment of the Company as of and for the years ended December 31, 2012 and 2011:

	Year Ended December 31
	2012	2011
	Asset Liquidation

Revenues from external customers	$14,128	$17,238
Earnings from equity accounted asset liquidation investments	2,023	2,183
Other income	63	30
Interest expense	289	245
Depreciation and amortization	407	2
Segment income from continuing operations	92	5,593
Investment in equity accounted asset liquidation investees	3,618	3,455
Segment assets	27,752	8,801

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	Year ended December 31,
	2012	2011

Total other income for reportable segments	$63	$30
Unallocated other income	1	—
Total other income	$64	$30

Total interest expense for reportable segments	$289	$245
Unallocated interest expense from third party debt	1	—
Total interest expense	$290	$245

Total segment income	$92	$5,593
Other income (expense) and earnings (loss) of other equity accounted investments	(111)	28
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(2,772)	(1,225)
Income tax recovery	978	26,317
Net income (loss) from continuing operations	$(1,813)	$30,713

Segment assets	$27,752	$8,801
Other assets not allocated to segments(1)	33,558	38,346
Total assets	$61,310	$47,147

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2012 for disclosure. There have been no material subsequent events requiring disclosure in this Report.

COUNSEL RB CAPITAL INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2011	$168	$40	$22	$—	$186
December 31, 2012	$186	$—	$186	$—	$—

(a)	Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

S-1