Form 10-Q
period 2013-03-31
Counsel RB Capital Inc.
filed 2013-05-14
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, there were 28,945,228 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

COUNSEL RB CAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$1,230	$4,314
Amounts receivable (net of allowance for doubtful accounts of $0; 2012 - $0)	1,315	1,068
Receivable from a related party	2,224	2,929
Deposits	334	1,481
Inventory – equipment	510	820
Other current assets	283	312
Income taxes recoverable	119	70
Deferred income tax assets	1,949	1,956
Total current assets	7,964	12,950
Non-current assets:
Inventory – real estate	6,078	6,078
Asset liquidation investments	2,901	3,618
Investments	1,729	2,426
Property, plant and equipment, net	49	52
Intangible assets, net	5,150	5,263
Goodwill	5,301	5,301
Deferred income tax assets	25,955	25,622
Total assets	$55,127	$61,310

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,349	$4,415
Debt payable to third parties	6,260	10,883
Total current liabilities	9,609	15,298

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at March 31, 2013 and December 31, 2012, liquidation preference of $592 at March 31, 2013 and December 31, 2012	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,945,228 shares at March 31, 2013 and December 31, 2012	290	290
Additional paid-in capital	283,441	283,281
Accumulated deficit	(238,205)	(237,558)
Accumulated other comprehensive loss	(14)	(7)
Total equity	45,518	46,012
Total liabilities and equity	$55,127	$61,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(In thousands of US dollars, except per share amounts)	2013	2012

Revenue:
Asset liquidation
Asset sales	$446	$1,850
Commissions and other	946	1,184
Total asset liquidation revenue	1,392	3,034
Patent licensing	200	—
Total revenue	1,592	3,034

Operating costs and expenses:
Asset liquidation	356	1,533
Inventory maintenance	74	3
Patent licensing and maintenance	150	26
Selling, general and administrative	2,394	1,582
Expenses paid to related parties	204	157
Depreciation and amortization	121	3
Total operating costs and expenses	3,299	3,304
	(1,707)	(270)
Earnings of equity accounted asset liquidation investments	802	1,069
Operating income (loss)	(905)	799
Other income (expenses):
Other income	—	10
Interest expense – third party	(95)	(59)
Total other income (expenses)	(95)	(49)
Income (loss) before the undernoted	(1,000)	750
Income tax expense (recovery)	(353)	313
Earnings (loss) of other equity accounted investments (net of tax of $0)	—	(47)
Net income (loss)	(647)	390
Other comprehensive loss:
Currency translation adjustment (net of tax of $0)	(7)	—
Comprehensive income (loss)	$(654)	$390

Weighted average common shares outstanding – basic (in thousands)	28,945	27,484

Weighted average common shares outstanding – diluted (in thousands)	28,945	27,844

Net income (loss) per share – basic	$(0.02)	$0.01
Net income (loss) per share – diluted	$(0.02)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended March 31, 2013

(in thousands of US dollars, except share amounts)
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	income (loss)	Total

Balance at December 31, 2011	592	$6	27,117,450	$271	$278,408	$(235,745)	$—	$42,940
Issuance of common stock	—	—	1,800,000	19	3,135	—	—	3,154
Exercise of options	—	—	27,778	—	14	—	—	14
Issuance of options	—	—	—	—	1,131	—	—	1,131
Compensation cost related to stock options	—	—	—	—	593	—	—	593
Comprehensive loss	—	—	—	—	—	(1,813)	(7)	(1,820)
Balance at December 31, 2012	592	6	28,945,228	290	283,281	$(237,558)	$(7)	46,012
Compensation cost related to stock options	—	—	—	—	160	—	—	160
Comprehensive loss	—	—	—	—	—	(647)	(7)	(654)
Balance at March 31, 2013	592	$6	28,945,228	$290	$283,441	$(238,205)	$(14)	$45,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands of US dollars)	Three months ended March 31,
	2013	2012
Cash flows provided by operating activities:
Net income (loss)	$(647)	$390
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accrued interest added to principal of third party debt	32	8
Amortization of financing costs on debt payable to third party	—	9
Accrued interest added to principal of related party debt	—	3
Stock-based compensation expense	160	115
Loss of other equity accounted investments	—	47
Depreciation and amortization	121	3

Changes in operating assets and liabilities:
Decrease (increase) in amounts receivable	(247)	136
Decrease (increase) in deposits	1,147	(1,960)
Decrease in inventory	310	1,308
Decrease in asset liquidation investments	717	2,423
Decrease (increase) in other assets	29	(5)
Increase in income taxes recoverable	(49)	—
Decrease (increase) in deferred income tax assets	(326)	239
Increase (decrease) in accounts payable and accrued liabilities	(1,073)	3,100
Decrease in income taxes payable	—	(144)
Net cash provided by operating activities	174	5,672

Cash flows provided by (used in) investing activities:
Net cash paid for business acquisition	—	(2,344)
Investment in other equity accounted investments	(56)	(20)
Cash distributions from other equity accounted investments	753	157
Purchase of property, plant and equipment	(5)	—
Net cash provided by (used in) investing activities	692	(2,207)

Cash flows used in financing activities:
Proceeds of debt payable to third parties	664	2,158
Repayment of debt payable to third parties	(5,319)	(4,801)
Proceeds of advances from a related party	2,070	178
Repayment of debt payable and advances to related parties	(1,365)	(2,050)
Proceeds from exercise of options to purchase common shares	—	8
Net cash used in financing activities	(3,950)	(4,507)
Decrease in cash	(3,084)	(1,042)
Cash and cash equivalents at beginning of period	4,314	6,672
Cash and cash equivalents at end of period	$1,230	$5,630

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$—	$1,950
Issuance of options to purchase common stock in exchange for assets of acquired business	—	1,131

Supplemental cash flow information:
Taxes paid	$22	$218
Interest paid	121	56

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Counsel RB Capital Inc. together with its subsidiaries, including Counsel RB Capital LLC (“Counsel RB”), Equity Partners CRB LLC (“Equity Partners”), Heritage Global Partners, Inc. (“Heritage Global Partners”), C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “CRBCI”, the “Company”, “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which CRBCI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

We have prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management’s opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 28, 2013.

The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2013.

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

Significant estimates include the assessment of collectability of revenue recognized, and the valuation of amounts receivable, inventory, investments, deferred income tax assets, goodwill and intangible assets, liabilities, and stock-based compensation. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies in the first quarter of 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Other Comprehensive Income (Topic 220) (“ASU 2013-02”). ASU 2013-02 requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”). Specifically, entities must report 1) changes in AOCI balances by component, including the income tax benefit or expense attributed to each component, and 2) significant items reclassified out of AOCI by component, either on the face of the income statement or as a separate footnote to the financial statements. ASU 2013-02 does not change the current GAAP requirement for a total for comprehensive income to be reported in condensed interim financial statements in either a single continuous statement or two separate but consecutive statements. ASU 2013-02 is effective for interim periods and fiscal years beginning after December 15, 2012, with early adoption permitted. The Company adopted ASU 2013-02 in the first quarter of 2013. As the Company’s AOCI is immaterial, and consists solely of cumulative foreign currency translation adjustments of a subsidiary, its adoption did not have a significant impact on the Company’s condensed consolidated interim financial statements.

Future Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 83) (“ASU 2013-05”). ASU 2013-05 specifies that a cumulative translation adjustment (CTA) is attached to a parent company’s investment in a foreign entity and should be released in a manner consistent with derecognition guidance on investments in entities. Therefore, the entire amount of the CTA associated with a foreign entity would be released upon 1) sale of a subsidiary or group of net assets within a foreign entity, which represents the substantially complete liquidation of the investment in the entity, 2) loss of a controlling financial interest in an investment in a foreign entity, or 3) step acquisition of a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for interim periods and fiscal years beginning on or after December 15, 2013, with early adoption permitted. The Company does not expect that the adoption of ASU 2013-05 will have a significant impact on its consolidated financial statements.

Note 3 – Acquisition and Expansion of Heritage Global Partners, Inc.

On February 29, 2012 the Company expanded its asset liquidation operations by acquiring 100% of the issued and outstanding capital stock in Heritage Global Partners, a full-service, global auction and asset advisory firm. In connection with the acquisition, CRBCI entered into employment agreements with the previous owners and employees of Heritage Global Partners. In the third quarter of 2012, the Company finalized the valuation of all assets acquired and liabilities assumed. The following table summarizes the consideration paid for Heritage Global Partners and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

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
7,080

1 Net cash used for the acquisition was $2,344.

2 The notes (the “Promissory Notes”) were paid in full on their August 31, 2012 maturity date.

3 Value determined using the closing price of the Company’s common shares on February 29, 2012.

4 Value determined using the Black-Scholes Option Pricing Model. Inputs to the model included an expected volatility rate of 133%, a risk-free interest rate of 1.25%, an expected life of 4.75 years, and an expected dividend yield of $nil.

The fair value of the accounts receivable is the value as reported in the above table.

The goodwill and identifiable intangible assets are discussed in Note 6.

The only transactions recognized separately from the acquisition were the acquisition costs noted in the above table.

Note 4 – Stock-based Compensation

At March 31, 2013 the Company maintained six stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements for the year ended December 31, 2012, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the first three months of 2013 the Company issued 150,000 options to an officer of the Company in accordance with his employment agreement. During the first three months of 2012, the Company issued a total of 990,000 options to officers and employees. This included the 625,000 options to the former owners of Heritage Global Partners as part of the acquisition.

The following summarizes the changes in common stock options for the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,898,198	$1.75
Granted	150,000	$1.00
Exercised	—	N/A
Forfeited	—	N/A
Expired	—	N/A
Outstanding at March 31, 2013	4,048,198	$1.72

Options exercisable at March 31, 2013	1,888,198	$1.53

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

Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the three months ended March 31, 2013, all of the Company’s 4,048,198 outstanding options were excluded due to the Company’s net loss. For the three months ending March 31, 2012, 3,123,198 of 3,758,198 options outstanding were excluded.

Basic and diluted EPS were calculated using the following:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012

Net income (loss)	$(647)	$390
Less: income allocated to preferred stockholders	—	—
Net income (loss) allocated to common stockholders	$(647)	$390

Weighted average shares for basic EPS	28,945	27,484
Add: incremental shares from assumed conversions of stock options	—	360
Weighted average shares for diluted EPS	28,945	27,844

Basic and diluted earnings (loss) per share attributable to common stockholders	$(0.02)	$0.01

Note 6 – Composition of Certain Financial Statement Items

Amounts receivable

The Company’s amounts receivable are primarily related to the operations of its subsidiaries Counsel RB, Equity Partners, and Heritage Global Partners. To date, the Company has not experienced any significant collectability issues with respect to any of its receivables. Given this experience, together with the ongoing business relationships between the Company and its joint venture partners, the Company has not yet been required to develop a policy for formal credit quality assessment. As the Company’s asset liquidation business continues to develop, more comprehensive credit assessments may be required.

At March 31, 2013 and December 31, 2012, the Company had one interest-bearing receivable in the amount of $10, which was an employee advance bearing interest at 10%.

At March 31, 2013 and December 31, 2012, the Company had no non-interest bearing financing receivables that were past due.

During the first three months of 2013, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the first three months of 2013.

Amounts receivable from third parties consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Accounts receivable (net of allowance for doubtful accounts of $0; 2012 - $0)	$1,305	$1,046
Notes receivable (net of allowance for doubtful accounts of $0; 2012 - $0)	10	10
Lease receivable	—	12
	$1,315	$1,068

Intangible assets

The Company’s intangible assets are related to its asset liquidation business.

As discussed in Note 3, on February 29, 2012 the Company acquired Heritage Global Partners for a total purchase price of $7,080, of which $5,640 was assigned to identifiable intangible assets, as shown below. The Customer/Broker Network intangible asset is being amortized over 12 years, and the Trade Name intangible asset is being amortized over 14 years. No impairment resulted from the completion of the impairment tests at December 31, 2012, and there have been no events or circumstances in 2013 that would make it more likely than not that the carrying amount of the intangible assets may not be recoverable.

	March 31, 2013	December 31, 2012
Customer/Broker Network	$4,180	$4,180
Accumulated amortization	(377)	(290)
	3,803	3,890

Trade Name	1,460	1,460
Accumulated amortization	(113)	(87)
	1,347	1,373

Total net intangible assets	$5,150	$5,263

Goodwill

The Company’s goodwill is related to its asset liquidation business.

As part of its acquisition of Equity Partners in June 2011, the Company recognized goodwill of $573. No goodwill impairment resulted from the completion of the impairment tests at December 31, 2012, and there have been no events or changes in circumstances in 2013 that make it more likely than not that the carrying amount of this goodwill may be impaired.

As part of its acquisition of Heritage Global Partners in February 2012, the Company recognized goodwill of $4,728. No goodwill impairment resulted from the completion of the impairment tests at December 31, 2012, and there have been no events or changes in circumstances in 2013 that make it more likely than not that the carrying amount of this goodwill may be impaired.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Due to auction clients	$221	$2,242
Due to Joint Venture partners	469	487
Sales and other taxes	461	552
Customer deposits	862	—
Remuneration and benefits	429	373
Asset liquidation expenses	95	184
Auction expenses	172	134
Regulatory and legal fees	102	87
Accounting, auditing and tax consulting	170	170
Patent licensing and maintenance	151	9
Other	217	177

Total accounts payable and accrued liabilities	$3,349	$4,415

Note 7 – Asset Liquidation Investments and Other Investments

Summarized financial information – Equity accounted asset liquidation investments

The table below details the results of operations attributable to CRBCI from the Joint Ventures in which it was invested.

	Three months ended March 31,
	2013	2012

Gross revenues	$2,113	$4,071

Gross profit	$773	$1,066

Income from continuing operations	$802	$1,069

Net income	$802	$1,069

The Company’s other investments as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$21	$20
Polaroid	1,708	2,406

Total investments	$1,729	$2,426

The Company accounts for its investments under the equity method.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several non-public Internet-based e-commerce businesses. Since the Company’s initial investment, the Company’s share of earnings has been almost exactly offset by cash distributions, and at March 31, 2013 the Company’s net investment was $21. Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at March 31, 2013, the Company concluded that there has been no impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

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

The Company’s investment in the LLC has two components:

•	CRBCI acquired Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P. (“Knight’s Bridge Fund”), a related party, with respect to its investment in Class A units. The investment is held by Knight’s Bridge Fund in the name of a Canadian limited partnership (the “LP”) comprised of Counsel (95.24%) and several parties related to Counsel. CRBCI is also responsible for Counsel’s share of the management fees, which are approximately $40 per year. The economic interest entitles CRBCI to an 8% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

•	CRBCI directly acquired Class D units. These units are subject to a 2% annual management fee, payable to the General Partner, of approximately $11 per year. The units have a 10% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

The components of the Company’s investment in Polaroid at March 31, 2013 and December 31, 2012 are detailed below:

March 31, 2013

Unit type	Capital invested	Equity in earnings	Capital returned	Net investment
Class A	$2,492	$136	$(1,259)	$1,369
Class D	617	30	(308)	339
Total	$3,109	$166	$(1,567)	$1,708

December 31, 2012

Unit type	Capital invested	Equity in earnings	Capital returned	Net investment
Class A	$2,447	$137	$(654)	$1,930
Class D	606	30	(160)	476
Total	$3,053	$167	$(814)	$2,406

Note 8 – Debt

At March 31, 2013 and December 31, 2012, the Company’s only outstanding debt was a revolving credit facility (the “Credit Facility”), which had a balance of $6,260 and $10,883 at March 31, 2013 and December 31, 2012, respectively. The Credit Facility is provided to Counsel RB by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) dated as of June 2, 2009 and most recently amended as of September 27, 2012 (the “Amendment Date”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $15,000, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At March 31, 2013, $8,474 of such assets served as collateral for the loan (December 31, 2012 - $13,392). Effective March 1, 2011, a monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $15,000 and the average loan amount outstanding during the month. Effective the Amendment Date, an annual facility fee (“Facility Fee”) of $75 was payable to the lender. Subsequent payments of $50 will be due on each anniversary of the Amendment Date. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel. At March 31, 2013 and December 31, 2012 the Company was in compliance with all covenants of the Credit Facility.

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

In March 2013, the Company concluded a patent infringement lawsuit against PAETEC Corporation, which had initially been filed in August 2009, by entering into a settlement and license agreement in return for a payment of $200. No amounts were payable with respect to the residual discussed above, as the direct costs incurred since the Company last entered into settlement and licensing agreements were in excess of $200.

Note 10 – Income Taxes

In the first quarter of 2013, the Company recognized a current income tax recovery of $353 comprised of a current income tax recovery of $28 and a deferred tax recovery of $325. The $27,904 net deferred income tax asset balance as at March 31, 2013 reflects the tax benefit of available tax loss carry forwards that are more likely than not expected to be utilized against future income.

At March 31, 2013, the Company had available federal tax loss carry-forwards of approximately $56,000 of unrestricted net operating tax losses and approximately $28,800 of restricted net operating tax losses. The net operating loss carry forwards expire between 2024 and 2033.

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

Note 11 – Related Party Transactions

Transactions with Counsel

At March 31, 2013 the Company had a receivable from Counsel in the amount of $2,224, as compared to a receivable of $2,929 at December 31, 2012. No interest is charged on this receivable. In the normal course of operations, the Company may receive advances from Counsel under an existing loan facility (the “Counsel Loan”). The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. Any outstanding balance under the Counsel Loan is secured by the assets of the Company. At March 31, 2013 and December 31, 2012, the balance of the Counsel Loan was zero due to the Company’s net receivable from Counsel.

Counsel Services Provided to Company

Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”). Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel. These services include preparation of the Company’s financial statements and regulatory filings, taxation matters, stock-based compensation administration, Board administration, patent portfolio administration and litigation matters. The Counsel employees providing the services are: 1) its Executive Vice President, Secretary and Chief Financial Officer, 2) its Vice President, Tax & Asset Management, 3) an Accounting Manager, and 4) its Accounts Payable Clerk. These employees have the same or similar positions with CRBCI, but none of them receive compensation from CRBCI. Rather, Counsel allocates to CRBCI a percentage, based on time incurred, of the employees’ base compensation paid by Counsel. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. Counsel has continued to provide these services in 2013 on the same cost basis.

In addition to the above, beginning in the first quarter of 2011, additional amounts have been charged to CRBCI for the services of Counsel personnel that relate to the ongoing operations of CRBCI’s asset liquidation business. All amounts charged by Counsel are detailed below:

Item	Three months ended March 31,
	2013	2012
Management fees	$90	$90
Other charges	18	18
Total	$108	$108

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

Leased premises location	Three months ended March 31,
	2013	2012
White Plains, NY	$33	$32
Los Angeles, CA	6	6
Foster City, CA	57	11
Total	$96	$49

As discussed in Note 3, as part of the acquisition of Heritage Global Partners in February 2012, the Company issued Promissory Notes totaling $1,000 to its two former owners, partially offset by $151 of accounts receivable from the former owners. During the third quarter of 2012, the Promissory Notes, which did not accrue interest, were repaid in full, and the accounts receivable were collected.

On August 10, 2012, the Company entered into intellectual property licensing agreements with each of the Company’s Co-CEOs. In return for an exclusive, perpetual license to use his name, each Co-CEO was issued 400,000 shares of common stock of the Company, valued at $1.31672 per share, resulting in a total transaction value of $1,054.

Note 12 – Segment Reporting

From 2005 until the second quarter of 2009, the Company operated in a single business segment, Patent Licensing. With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation. For the year ending December 31, 2012, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting. In the first quarter of 2013, the Company entered into a settlement and license agreement with respect to its patents, and therefore was required to separately report Patent Licensing segment information.

There are no material inter-segment revenues or expenses. To date the Company’s business has been conducted principally in North America, but the establishment of offices in Europe in the third quarter of 2012 will result in more international operations in future periods. To date these operations have not been sufficiently significant to require reporting as a separate segment. The table below presents information about the Company’s segments as of and for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013

	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$1,392	$200	$1,592
Earnings from equity accounted asset liquidation investments	802	—	802
Other income	—	—	—
Interest expense	95	—	95
Depreciation and amortization	121	—	121
Segment income (loss)	(587)	50	(537)
Investment in equity accounted asset liquidation investees	2,901	—	2,901
Segment assets	20,297	228	20,525

	For the three months ended March 31, 2012

	Asset Liquidation	Patent Licensing	Total
Revenues from external customers	$3,034	$—	$3,034
Earnings from equity accounted asset liquidation investments	1,069	—	1,069
Other income	10	—	10
Interest expense	56	—	56
Depreciation and amortization	3	—	3
Segment income (loss)	1,225	(26)	1,199
Investment in equity accounted asset liquidation investees	1,032	—	1,032
Segment assets	19,401	28	19,429

The following table reconciles reportable segment information to the unaudited condensed consolidated interim financial statements of the Company:

	Three months ended March 31, 2013	Three months ended March 31, 2012

Total other income for reportable segments	$—	$10
Unallocated other income (expense)	—	—
Total other income	$—	$10

Total interest expense for reportable segments	$95	$56
Unallocated interest expense from related party debt	—	3
	$95	$59

Total depreciation and amortization for reportable segments	$121	$3
Other unallocated depreciation from corporate assets	—	—
	$121	$3

Total segment income (loss)	$(537)	$1,199
Other income (expense) and earnings (loss) of other equity accounted investments	—	(47)
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(463)	(449)
Income tax expense (recovery)	(353)	313
Net income (loss) from continuing operations	$(647)	$390

Segment assets	$20,525	$19,429
Other assets not allocated to segments(1)	34,602	35,350
Total assets	$55,127	$54,779

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 13 – Commitments and Contingencies

At March 31, 2013, CRBCI has no commitments other than the Unused Line Fee on its third party debt and the leases on its offices in New York and California. The lease on the New York office expires on December 31, 2015. The leases on the California offices expire on September 30, 2013, December 11, 2015 and July 31, 2016. The annual lease obligations are as shown below:

2013	$324
2014	428
2015	442
2016	145
$1,339

In the normal course of its business, CRBCI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At March 31, 2013 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 14 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2013 for disclosure. There have been no material subsequent events requiring disclosure in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the three months ended March 31, 2013, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”).

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Annual Report on Form 10-K, filed with the SEC, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

The Company expanded its asset liquidation operations in the second quarter of 2011, when Counsel RB, through its wholly-owned subsidiary Equity Partners CRB LLC, acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”). Equity Partners is a boutique investment banking firm and provider of financial solutions for distressed businesses and properties. It was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. Counsel RB worked with Equity Partners prior to the acquisition, and the combined operations serve a variety of clients at different stages of the distressed business and surplus asset continuum.

CRBCI remains focused on building a sustainable, long-term global capital asset solutions business. On February 29, 2012 the Company increased its in-house asset liquidation expertise via its acquisition of 100% of the outstanding equity of Heritage Global Partners Inc. (“Heritage Global Partners”), a full-service, global auction, appraisal and asset advisory firm. The purchase price consisted of $3,000 in cash, $1,000 in notes payable, 1.0 million CRBCI common shares valued at $2.10 per share, and options to purchase 625,000 CRBCI common shares with a Black-Scholes fair value of $1.8092 per option. This transaction is also discussed in Note 3 of the unaudited condensed consolidated interim financial statements.

The acquisition and integration of Heritage Global Partners created additional global opportunities. In July 2012 an exclusive strategic alliance agreement was signed with Asset Remarketing S. De R.L. de C.V., a Mexican company specializing in the monetization of manufacturing assets and real estate in Latin America, including Mexico, Costa Rica and the Dominican Republic. This agreement was terminated during the first quarter of 2013.

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

Counsel RB’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures allow Counsel RB to have access to more opportunities, and to mitigate some of the competition from the market’s larger participants. Counsel RB’s objective is to be the leading resource for clients requiring capital asset solutions. To achieve this objective, it continues to strengthen its core competencies. CRBCI’s 2011 and 2012 acquisitions of Equity Partners and Heritage Global Partners have resulted in Counsel RB being able to offer a full-service industrial auction division, an asset-based debtor in possession (“DIP”) facility and a valuation practice to provide equipment appraisals to companies and financial institutions. The Company’s expansion of its operations into Europe in the fourth quarter of 2012 is also consistent with this strategy.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This requires management to make estimates and assumptions based on historical experience and various other factors that are considered to be reasonable under the circumstances. These affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Significant estimates required in the preparation of the unaudited condensed consolidated interim financial statements included in this Report include the assessment of collectability of revenue recognized, and the valuation of amounts receivable, inventory, investments, deferred income tax assets, goodwill and intangible assets, liabilities and stock-based compensation. These estimates are considered significant because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies in the first three months of 2013.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At March 31, 2013 the Company had a working capital deficit of $1,645, as compared to a working capital deficit of $2,348 at December 31, 2012. The most significant changes in the Company’s current assets were decreases of $3,084 in cash and cash equivalents, and $1,147 in deposits. The most significant changes to current liabilities were decreases of $1,066 in accounts payable and accrued liabilities, and $4,623 in debt payable to third parties.

The Company’s debt payable to third parties consists of borrowings under Counsel RB’s revolving credit facility (the “Credit Facility”), and is subject to significant fluctuation depending on the number and magnitude of asset liquidation transactions in process at any given date. The Credit Facility has a maximum of $15,000 in place to finance its purchases of assets for resale, as discussed in Note 8 of the unaudited condensed consolidated interim financial statements.

During the first three months of 2013, the Company’s primary sources of cash were the operations of its asset liquidation business and borrowings under the associated Credit Facility. The Company also received net advances of $705 from its parent company, Counsel Corporation (collectively, with its subsidiaries, “Counsel”), and $753 of cash distributions from its investment in Polaroid. Cash disbursements, other than those related to repayment of debt, were primarily related to operating expenses.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $7,334 at March 31, 2013 and working capital of $7,348 at December 31, 2012.

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

Ownership Structure and Capital Resources

•	At March 31, 2013 the Company had stockholders’ equity of $45,518, as compared to $46,012 at December 31, 2012.

•	At March 31, 2013 and December 31, 2012 the Company was 71.3% owned, and therefore controlled, by Counsel. At December 31, 2011 the Co-CEOs of Counsel RB each owned 5.98% of the Company. One million shares, or 3.7%, were held by a single investor. The remaining 8.2% was owned by public stockholders. On February 29, 2012, as discussed in Note 3 of the unaudited condensed consolidated interim financial statements, the Company issued one million common shares as part of the consideration for its acquisition of Heritage Global Partners, representing 3.69% of the then-outstanding common shares. Subsequently, on August 10, 2012, the Company issued 800,000 shares to its Co-CEOs in connection with the acquisition of intellectual property from them. Counsel’s ownership was thereby decreased to 71.3%, that of the Co-CEOs increased to 7.0% each, that of both the single investor referenced above, and the former owners of Heritage Global Partners, decreased to 3.5%, and that of the remaining public stockholders decreased to 7.7%.

•	On April 1, 2013, Counsel announced that its board of directors had approved a plan to focus Counsel’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in CRBCI. Although Counsel expects that the disposal process will be completed within twelve months from the announcement date, at this point no formal disposal of CRBCI is in progress. To date, Counsel’s decision has had no impact on CRBCI’s operations.

Cash Position and Cash Flows

Cash and cash equivalents at March 31, 2013 were $1,230 as compared to $4,314 at December 31, 2012, a decrease of $3,084.

Cash provided by operating activities Cash provided by operating activities during the three months ended March 31, 2013 was $174, as compared to $5,672 provided during the same period in 2012. During the first three months of 2013 the Company had a loss of $647, as compared to income of $390 for the same period in 2012. Although operating expenses were approximately $3,000 in both 2013 and 2012, total revenues declined by approximately $1,400, and earnings from asset liquidation investments declined by approximately $300. This net decline of approximately $1,700 was partially offset by the Company recording a tax recovery of $353 in the first quarter of 2013, compared to tax expense of $313 during the same period of 2012. It should be noted that the 2013 results include the operations of Heritage Global Partners for a full quarter, whereas the 2012 results only include the operations for the period beginning February 29, 2012.

The most significant changes in operating activities during the first three months of 2013 as compared to the first three months of 2012 were in deposits, inventory, asset liquidation investments, deferred income tax assets and accounts payable and accrued liabilities. Deposits decreased by $1,147 in 2013 as compared to increasing by $1,960 in 2012. Inventory decreased by $310 in 2013 as compared to decreasing by $1,308 in 2012. Asset liquidation investments decreased by $717 in 2013 as compared to decreasing by $2,423 in 2012. Deferred income taxes increased by $326 in 2013 as compared to decreasing by $239 in 2012. Accounts payable and accrued liabilities decreased by $1,073 in 2013 as compared to increasing by $3,100 in 2012. The changes in deposits, inventory and asset liquidation investments are due to the variability of the operations of Counsel RB. The change in accounts payable and accrued liabilities is primarily due to the variability of all business units, combined with the initial effect of the acquisition of Heritage Global Partners in the first quarter of 2012.

Cash provided by or used in investing activities Cash provided by investing activities during the three months ended March 31, 2013 was $692, as compared to $2,207 of cash used during the same period in 2012. In 2012, the most significant transaction was the net cash outflow of $2,344 in connection with the Company’s acquisition of Heritage Global Partners; there were no acquisitions in the first quarter of 2013. In 2013 the Company received $753 in cash distributions from its investment in Polaroid, compared to $156 in 2012. Additional investments in Polaroid were $56 and $20 in 2013 and 2012, respectively. In the first three months of 2013 the Company did not receive any cash distributions from Knight’s Bridge GP, compared to receiving $3 in 2012. In 2013 the Company invested $5 in property, plant and equipment; there were no similar transactions in 2012.

Cash used in financing activities Cash used in financing activities was $3,950 during the three months ended March 31, 2013, as compared to $4,507 cash used during the same period in 2012. In 2013 the Company repaid net cash of $4,655 to its third party lender, compared to a net repayment of $2,643 in 2012. In 2013, the Company received net cash of $705 from Counsel, compared to advancing net cash of $1,872 in 2012. In the first three months of 2012 the Company received $8 related to the exercise of 31,750 options to purchase common stock; there were no exercises in 2013.

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

The revenues and expenses discussed below include the operating results of Heritage Global Partners for the period following its acquisition by the Company on February 29, 2012. In the near-term, the Company’s earnings have been impacted by the incremental costs associated with the acquisition and integration of Heritage Global Partners and the expansion of its operations into Europe, as discussed above under Overview, History and Recent Developments.

Three-Month Period Ended March 31, 2013 Compared to Three-Month Period Ended March 31, 2012

Asset liquidation revenues were $1,392 in 2013 compared to $3,034 in 2012, asset liquidation expense was $430 in 2013 compared to $1,536 in 2012, and earnings of equity accounted asset liquidation investments were $802 in 2013 compared to $1,069 in 2012. The net earnings of these three items were therefore $1,764 in 2013 compared to $2,567 in 2012. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The lower net earnings in the current quarter reflect the vagaries of the timing of asset liquidation transactions.

Patent licensing revenue was $200 during the quarter ended March 31, 2013, compared to $0 during the same period in 2012, and consisted of revenue from a settlement and licensing agreement entered into with the defendant in a patent infringement lawsuit.

Patent licensing and maintenance expense was $150 during the quarter ended March 31, 2013, compared to $26 during the same period in 2012; the additional expense also related to the settlement and licensing agreement referenced above.

Selling, general and administrative expense, including expenses paid to related parties, was $2,598 during the quarter ended March 31, 2013, compared to $1,739 during the same period in 2012. The significant items included:

•	Compensation expense was $1,651 in the first quarter of 2013, compared to $1,078 in the first quarter of 2012. Salary and benefits expense for Counsel RB was $679 in 2013 and $686 in 2012, and salary and benefits expense for Heritage Global Partners was $777 and $242, respectively. The salary earned by the President remained unchanged at $34. Stock based compensation was $160 in the first quarter of 2013 and $115 in the first quarter of 2012.

•	Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $108 in the first quarter of both 2013 and 2012. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

•	Consulting expense, including fees paid to our board of directors, was $197 in the first quarter of 2013, compared to $45 in the first quarter of 2012. The increase in 2013 is related to the operations of Heritage Global Partners.

•	Legal expense was $13 in the first quarter of 2013, compared to $90 in the first quarter of 2012.

•	Accounting and tax consulting expenses were $61 in the first quarter of 2013, compared to $36 in the first quarter of 2012.

•	Uncompleted asset liquidation deal expenses were $11 in the first quarter of 2013, compared to $12 in the first quarter of 2012.

•	Office rent was $118 in the first quarter of 2013 as compared to $63 in the first quarter of 2012, and related solely to the operations of the Company’s asset liquidation business. The increase is due to the acquisition of Heritage Global Partners.

•	Insurance, including directors and officers liability insurance, was $38 in the first quarter of 2013 as compared to $26 in the first quarter of 2012.

•	Travel and entertainment expense was $130 in the first quarter of 2013 as compared to $111 in the first quarter of 2012.

•	Advertising, promotion and public relations expense was $54 in the first quarter of 2013 as compared to $71 in the first quarter of 2012.

Depreciation and amortization expense was $121 during the quarter ended March 31, 2013, compared to $3 during the same period in 2012. $113 represents amortization of the intangible assets recognized in connection with the acquisition of Heritage Global Partners, and the remaining $8 represents depreciation of property, plant and equipment.

Other income (expenses) and earnings of other equity accounted investments – the significant items included:

•	In the first quarter of 2013, the Company recorded no income or loss from its other equity accounted investments, as compared to a loss of $47 in the first quarter of 2012. In 2012 the amount consisted of a $48 loss related to the operations of Polaroid and $1 income from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in any material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our revolving credit facility provides that the principal amount outstanding bears interest at the greater of the lender’s prime rate + 1.0%, or 4.5%. Assuming that the debt amount on the revolving credit facility at March 31, 2013 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $63 for that twelve-month period. We do not believe that, in the near term, we are subject to material market risk on our debt.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2013. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Until the third quarter of 2012, our operations were conducted primarily in the United States and as such were not subject to material foreign currency exchange rate risk. With the expansion of our operations to Europe, we may become subject to greater foreign currency exchange rate risk. Management will monitor operations and act as required to minimize this risk.

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

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

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

Counsel RB Capital Inc.

Date: May 14, 2013	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

