Form 10-Q
period 2013-06-30
Counsel RB Capital Inc.
filed 2013-08-14
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

As of August 6, 2013, there were 28,166,728 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

COUNSEL RB CAPITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$5,569	$4,314
Amounts receivable (net of allowance for doubtful accounts of $0; 2012 - $0)	1,458	1,068
Receivable from a related party	—	2,929
Deposits	129	1,481
Inventory – equipment	358	820
Other current assets	682	312
Income taxes recoverable	216	70
Deferred income tax assets	1,952	1,956
Total current assets	10,364	12,950
Non-current assets:
Inventory – real estate	6,400	6,078
Asset liquidation investments	2,803	3,618
Investments	1,736	2,426
Property, plant and equipment, net	43	52
Intangible assets, net	5,037	5,263
Goodwill	5,301	5,301
Deferred income tax assets	26,376	25,622
Total assets	$58,060	$61,310

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,573	$4,415
Debt payable to third parties	3,922	10,883
Debt payable to a related party	1,615	—
Total current liabilities	13,110	15,298

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at June 30, 2013 and December 31, 2012, liquidation preference of $592 at June 30, 2013 and December 31, 2012	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,966,728 shares at June 30, 2013 and 28,945,228 shares at December 31, 2012	290	290
Additional paid-in capital	283,618	283,281
Accumulated deficit	(238,948)	(237,558)
Accumulated other comprehensive loss	(16)	(7)
Total equity	44,950	46,012
Total liabilities and equity	$58,060	$61,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of US dollars, except per share amounts)	2013	2012	2013	2012

Revenue:
Asset liquidation
Asset sales	$152	$2,041	$598	$3,891
Commissions and other	1,780	1,790	2,726	2,974
Total asset liquidation revenue	1,932	3,831	3,324	6,865
Patent licensing	—	—	200	—
Total revenue	1,932	3,831	3,524	6,865

Operating costs and expenses:
Asset liquidation	226	1,675	582	3,208
Inventory maintenance	115	(26)	189	(23)
Patent licensing and maintenance	6	8	156	34
Selling, general and administrative	2,376	2,471	4,770	4,054
Expenses paid to related parties	204	181	408	337
Depreciation and amortization	119	8	240	11
Total operating costs and expenses	3,046	4,317	6,345	7,621
	(1,114)	(486)	(2,821)	(756)
Earnings of equity accounted asset liquidation investments	7	158	809	1,227
Operating income (loss)	(1,107)	(328)	(2,012)	471
Other income (expenses):
Other income (expenses)	—	(317)	—	(307)
Interest expense – third party	(174)	(48)	(269)	(104)
Interest expense – related party	—	(8)	—	(11)
Total other income (expenses)	(174)	(373)	(269)	(422)
Income (loss) before the undernoted	(1,281)	(701)	(2,281)	49
Income tax expense (recovery)	(500)	(287)	(853)	26
Earnings (loss) of other equity accounted investments (net of $0 tax)	38	(7)	38	(54)
Net income (loss)	(743)	(421)	(1,390)	(31)
Other comprehensive loss:
Currency translation adjustment (net of tax of $0)	(2)	—	(9)	—
Comprehensive income (loss)	$(745)	$(421)	$(1,399)	$(31)

Weighted average common shares outstanding – basic (in thousands)	28,954	28,135	28,949	27,809

Weighted average common shares outstanding – diluted (in thousands)	28,954	28,135	28,949	27,809

Earnings (loss) per share – basic and diluted:
Common shares	$(0.03)	$(0.01)	$(0.05)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended June 30, 2013

(in thousands of US dollars, except share amounts)
(unaudited)

							Accumulated
					Additional		other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	Total

Balance at December 31, 2011	592	$6	27,117,450	$271	$278,408	$(235,745)	$—	$42,940

Issuance of common stock	—	—	1,800,000	19	3,135	—	—	3,154

Exercise of options	—	—	27,778	—	14	—	—	14

Issuance of options	—	—	—	—	1,131	—	—	1,131

Compensation cost related to stock options	—	—	—	—	593	—	—	593

Comprehensive loss	—	—	—	—	—	(1,813)	(7)	(1,820)

Balance at December 31, 2012	592	6	28,945,228	290	283,281	$(237,558)	$(7)	46,012

Compensation cost related to stock options	—	—	—	—	327	—	—	327

Exercise of options	—	—	21,500	—	10	—	—	10

Comprehensive loss	—	—	—	—	—	(1,390)	(9)	(1,399)

Balance at June 30, 2013	592	$6	28,966,728	$290	$283,618	$(238,948)	$(16)	$44,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(In thousands of US dollars)	June 30,
	2013	2012
Cash flows provided by operating activities:
Net income (loss)	$(1,390)	$(31)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accrued interest added to principal of third party debt	27	14
Amortization of financing costs on debt payable to third party	—	9
Accrued interest added to principal of related party debt	—	11
Stock-based compensation expense	327	279
Loss (earnings) of other equity accounted investments	(38)	54
Writedown of real estate inventory	—	363
Depreciation and amortization	240	11

Changes in operating assets and liabilities:
Decrease (increase) in amounts receivable	(390)	(735)
Decrease (increase) in deposits	1,352	(2,084)
Decrease in inventory	140	1,489
Decrease in asset liquidation investments	815	1,778
Decrease (increase) in other assets	(370)	(168)
Increase in income taxes recoverable	(146)	—
Decrease (increase) in deferred income tax assets	(750)	(20)
Increase (decrease) in accounts payable and accrued liabilities	3,149	2,234
Decrease in income taxes payable	—	(149)
Net cash provided by operating activities	2,966	3,055

Cash flows provided by (used in) investing activities:
Net cash paid for business acquisition	—	(2,344)
Investment in other equity accounted investments	(56)	(41)
Cash distributions from other equity accounted investments	784	157
Purchase of property, plant and equipment	(5)	—
Net cash provided by (used in) investing activities	723	(2,228)

Cash flows used in financing activities:
Proceeds of debt payable to third parties	1,901	4,879
Repayment of debt payable to third parties	(8,889)	(5,340)
Proceeds of advances from a related party	5,909	1,274
Repayment of debt payable and advances to related parties	(1,365)	(3,845)
Proceeds from exercise of options to purchase common shares	10	8
Net cash used in financing activities	(2,434)	(3,024)
Increase (decrease) in cash	1,255	(2,197)
Cash and cash equivalents at beginning of period	4,314	6,672
Cash and cash equivalents at end of period	$5,569	$4,475

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$—	$2,100
Issuance of options to purchase common stock in exchange for assets of acquired business	—	1,131

Supplemental cash flow information:
Taxes paid	$24	$219
Interest paid	283	97

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUNSEL RB CAPITAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

     The results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2013.

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

     The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies in the first six months of 2013.

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

     In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized tax benefit must be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception to this presentation can be made when the carryforward or tax loss is not available at the reporting date under applicable tax law to settle taxes that would result from the disallowance of the tax position, or when the reporting entity does not intend to use the deferred tax asset for this purpose. In those circumstances, the unrecognized tax benefit would be presented as a liability. ASU 2013-11 does not require any additional disclosures. The ASU is effective for annual periods beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted. The Company has not yet assessed the impact of ASU 2013-11 on its consolidated financial statements.

Note 3 – Acquisition of Heritage Global Partners, Inc.

     On February 29, 2012 the Company expanded its asset liquidation operations by acquiring 100% of the issued and outstanding capital stock in Heritage Global Partners, a full-service, global auction and asset advisory firm. In connection with the acquisition, CRBCI entered into employment agreements with the previous owners and employees of Heritage Global Partners. In the third quarter of 2012, the Company finalized the valuation of all assets acquired and liabilities assumed. The following table summarizes the consideration paid for Heritage Global Partners and the amounts of the assets acquired and liabilities assumed, which were recognized at the acquisition date:

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

Note 4 – Stock-based Compensation

     At June 30, 2013 the Company maintained six stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements for the year ended December 31, 2012, contained in the Company’s most recently filed Annual Report on Form 10-K.

     During the first six months of 2013 the Company issued 150,000 options to an officer of the Company in accordance with his employment agreement, and 50,000 options to the Company’s independent directors as part of their annual compensation. During the first six months of 2012, the Company issued a total of 990,000 options to officers and employees, including the 625,000 options issued to the former owners of Heritage Global Partners as part of the acquisition, and 50,000 options to the Company’s independent directors.

     The following summarizes the changes in common stock options for the six months ended June 30, 2013 and 2012:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2012	3,898,198	$1.75
Granted	200,000	$1.00
Exercised	(30,000)	$0.51
Forfeited	—	N/A
Expired	(3,198)	$2.40
Outstanding at June 30, 2013	4,065,000	$1.72

Options exercisable at June 30, 2013	2,030,000	$1.59

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2011	3,141,198	$1.65
Granted	1,040,000	$2.04
Exercised	(21,750)	$0.63
Forfeited	(250,000)	$1.83
Expired	(1,250)	$1.40
Outstanding at June 30, 2012	3,908,198	$1.75

Options exercisable at June 30, 2012	1,283,198	$1.37

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

     Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the six months ended June 30, 2013 and 2012, all of the Company’s outstanding options were excluded due to the Company’s net loss in both periods.

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

     At June 30, 2013 the Company had no interest-bearing receivables. At December 31, 2012, the Company had one interest-bearing receivable in the amount of $10, an employee advance bearing interest at 10%, which was received in the second quarter of 2013.

     At June 30, 2013 and December 31, 2012, the Company had no non-interest bearing financing receivables that were past due.

     During the first six months of 2013, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the first six months of 2013.

     Amounts receivable from third parties consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Accounts receivable (net of allowance for doubtful accounts of $0; 2012 - $0)	$1,458	$1,046
Notes receivable (net of allowance for doubtful accounts of $0)	—	10
Lease receivable	—	12
	$1,458	$1,068

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

	June 30,	December 31,
	2013	2012

Customer/Broker Network	$4,180	$4,180
Accumulated amortization	(464)	(290)
	3,716	3,890

Trade Name	1,460	1,460
Accumulated amortization	(139)	(87)
	1,321	1,373

Total net intangible assets	$5,037	$5,263

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

     Accounts payable and accrued liabilities

     Accounts payable and accrued liabilities consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Due to auction clients	$3,843	$2,242
Due to Joint Venture partners	609	487
Sales and other taxes	307	552
Customer deposits	1,517	—
Remuneration and benefits	334	373
Asset liquidation expenses	124	184
Auction expenses	258	134
Regulatory and legal fees	137	87
Accounting, auditing and tax consulting	147	170
Patent licensing and maintenance	8	9
Other	289	177

Total accounts payable and accrued liabilities	$7,573	$4,415

Note 7 – Asset Liquidation Investments and Other Investments

     Summarized financial information – Equity accounted asset liquidation investments

     The table below details the results of operations attributable to CRBCI from the Joint Ventures in which it was invested.

	Six months ended
	June 30,
	2013	2012

Gross revenues	$2,266	$5,026

Gross profit	$775	$1,237

Income from continuing operations	$809	$1,227

Net income	$809	$1,227

     Other investments

     The Company’s other investments as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$19	$20
Polaroid	1,717	2,406

Total investments	$1,736	$2,426

     The Company accounts for its investments under the equity method.

     Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

     In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several non-public Internet-based e-commerce businesses. Since the Company’s initial investment, the Company’s share of earnings has been almost exactly offset by cash distributions, and at June 30, 2013 the Company’s net investment was $19. Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at June 30, 2013, the Company concluded that there has been no impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

     Polaroid

     In the second quarter of 2009, the Company indirectly acquired an approximate 5% interest in Polaroid Corporation (“Polaroid”), pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court. The investment was made as part of a joint venture investor group that includes both related and non-related parties. The Company, the related parties and two of the unrelated parties formed KPL, LLC (“KPL”) to pool their individual investments in Polaroid. KPL is managed by a related party, Knight’s Bridge Capital Partners Management, L.P. (the “Management LP”), which acts as KPL’s General Partner. The Management LP is a wholly-owned subsidiary of the Company’s majority shareholder, Counsel Corporation (together with its subsidiaries, “Counsel”).

     The Company’s investment in KPL has two components:

  CRBCI acquired Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P., a related party, with respect to its investment in Class A units. CRBCI is also responsible for Counsel’s share of the management fees, which are approximately $40 per year. The economic interest entitles CRBCI to an 8% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

  CRBCI directly acquired Class D units. These units are subject to a 2% annual management fee, payable to the General Partner, of approximately $11 per year. The units have a 10% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

     The components of the Company’s investment in Polaroid at June 30, 2013 and December 31, 2012 are detailed below:

June 30, 2013

.	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,492	$143	$(1,259)	$1,376
Class D	617	32	(308)	341
Total	$3,109	$175	$(1,567)	$1,717

December 31, 2012

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,447	$137	$(654)	$1,930
Class D	606	30	(160)	476
Total	$3,053	$167	$(814)	$2,406

Note 8 – Debt

	June 30,	December 31,
	2013	2012

Credit Facility	$3,922	$10, 883
Counsel Loan	1,615	—
Total debt	$5,537	$10,883

     At June 30, 2013 and December 31, 2012, all of the Company’s outstanding debt was current. At June 30, 2013 it consisted of a revolving credit facility (the “Credit Facility”), which had a balance of $3,922, and debt payable to a related party (the “Counsel Loan”), which had a balance of $1,615. At December 31, 2012, the only outstanding debt was the $10,883 balance of the Credit Facility.

     The Credit Facility is provided to Counsel RB by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) dated as of June 2, 2009 and most recently amended as of September 27, 2012 (the “Amendment Date”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $15,000, subject to Counsel RB maintaining a 1:2 ratio of capital funds, i.e. the sum of Counsel RB’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At June 30, 2013, $8,069 of such assets served as collateral for the loan (December 31, 2012 - $13,392). A monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $15,000 and the average loan amount outstanding during the month. Effective the Amendment Date, an annual facility fee (“Facility Fee”) of $75 was payable to the lender. Subsequent payments of $50 will be due on each anniversary of the Amendment Date. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel. At June 30, 2013 and December 31, 2012 the Company was in compliance with all covenants of the Credit Facility.

     The Counsel Loan outstanding at June 30, 2013 consisted of net advances received by the Company from Counsel under an existing loan facility. The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. Any outstanding balance under the Counsel Loan is secured by the assets of the Company. At December 31, 2012, the balance of the Counsel Loan was zero due to the Company having a net receivable of $2,929 from Counsel. For further discussion of transactions with Counsel, see Note 11.

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

     In March 2013, the Company concluded a patent infringement lawsuit, which had initially been filed in August 2009, by entering into a settlement and license agreement in return for a payment of $200. No amounts were payable with respect to the residual discussed above, as the direct costs incurred since the Company last entered into settlement and licensing agreements were in excess of $200.

Note 10 – Income Taxes

     In the second quarter of 2013, the Company recognized an income tax recovery of $500 (2012- $287), comprised of a current income tax recovery of $76 (2012 - $28) and a deferred tax recovery of $424 (2012 - $259). For the six months ended June 30, 2013, the current income tax recovery is $104 (2012 - $46 expense) and the deferred tax recovery is $749 (2012 - $20). The $28,328 net deferred income tax asset balance as at June 30, 2013 (2012 - $28,803) reflects the tax benefit of available tax loss carry forwards that are more likely than not expected to be utilized against future income.

     At June 30, 2013, the Company had available federal tax loss carry-forwards of approximately $57,000 (2012 - $54,500) of unrestricted net operating tax losses and approximately $28,800 (2012 - $28,200) of restricted net operating tax losses. The net operating loss carry forwards expire between 2024 and 2033.

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

Note 11 – Related Party Transactions

Related Party Debt with Counsel

     At June 30, 2013 the Company had a balance of $1,615 owing to Counsel under the Counsel Loan, as compared to a receivable of $2,929 at December 31, 2012. For further discussion of the terms of the Counsel Loan, see Note 8.

Counsel Services Provided to Company

     Since December 2004, CRBCI and Counsel have entered into successive annual management services agreements (the “Agreement”). Under the terms of the Agreement, CRBCI agrees to pay Counsel for ongoing services provided to CRBCI by Counsel personnel. These services include preparation of the Company’s financial statements and regulatory filings, taxation matters, stock-based compensation administration, Board administration, patent portfolio administration and litigation matters. The Counsel employees providing the services are: 1) its Executive Vice President, Secretary and Chief Financial Officer, 2) its Senior Tax Manager, 3) an Accounting Manager, and 4) its Accounts Payable Clerk. These employees have the same or similar positions with CRBCI, but none of them receive compensation from CRBCI. Rather, Counsel allocates to CRBCI a percentage, based on time incurred, of the employees’ base compensation paid by Counsel. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of CRBCI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. Counsel has continued to provide these services in 2013 on the same cost basis.

     In addition to the above, beginning in the first quarter of 2011, additional amounts have been charged to CRBCI for the services of Counsel personnel that relate to the ongoing operations of CRBCI’s asset liquidation business. All amounts charged by Counsel are detailed below:

	Six months ended
Item	June 30,
	2013	2012
Management fees	$180	$180
Other charges	36	38
Total	$216	$218

Transactions with Other Related Parties

     The Company, beginning in 2009, leased office space in White Plains, NY and Los Angeles, CA as part of the operations of Counsel RB. Both premises are owned by entities that are controlled by a Co-CEO of Counsel RB and the Company. In connection with the departure of the Co-CEOs, as discussed in more detail in Note 14, these lease agreements have been terminated effective June 30, 2013.

     Additionally, the Company leases office space in Foster City, CA as part of the operations of Heritage Global Partners. The premises are owned by an entity that is jointly controlled by the former owners of Heritage Global Partners.

     The lease amounts paid by the Company to the related parties are detailed below:

	Six months ended
Leased premises location	June 30,
	2013	2012
White Plains, NY	$66	$63
Los Angeles, CA	12	13
Foster City, CA	114	43
Total	$192	$119

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

     On August 10, 2012, the Company entered into intellectual property licensing agreements with each of the Company’s Co-CEOs. In return for an exclusive, perpetual license to use his name, each Co-CEO was issued 400,000 shares of common stock of the Company, valued at $1.31672 per share, resulting in a total transaction value of $1,054. As disclosed in Note 14, in the third quarter of 2013 these shares were returned to the Company, and the license agreements were cancelled, in connection with the departure of the Co-CEOs from the Company.

Note 12 – Segment Reporting

     From 2005 until the second quarter of 2009, the Company operated in a single business segment, Patent Licensing. With the commencement of Counsel RB’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation. For both the six months ending June 30, 2013 and the year ending December 31, 2012, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting.

     There are no material inter-segment revenues or expenses. To date the Company’s business has been conducted principally in North America, but the establishment of offices in Europe in the third quarter of 2012 will result in more international operations in future periods. To date these operations have not been sufficiently significant to require reporting as a separate segment.

     The table below presents information about the Company’s segments as of and for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,
	2013	2012

	Asset	Asset
	Liquidation	Liquidation
Revenues from external customers	$1,932	$3,831
Earnings from equity accounted asset liquidation investments	7	158
Other income (expense)	—	(318)
Interest expense	174	48
Depreciation and amortization	119	8
Segment loss	(932)	(160)
Investment in equity accounted asset liquidation investees	2,803	1,677
Segment assets	25,126	20,472

	For the six months ended June 30,
	2013	2012

	Asset	Asset
	Liquidation	Liquidation
Revenues from external customers	$3,324	$6,865
Earnings from equity accounted asset liquidation investments	809	1,227
Other income (expense)	—	(308)
Interest expense	269	104
Depreciation and amortization	240	11
Segment income (loss)	(1,519)	1,065

     The following table reconciles reportable segment information to the unaudited condensed consolidated interim financial statements of the Company:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Total other income (expense) for reportable segments	$—	$(318)	$—	$(308)
Unallocated other income (expense)	—	1	—	1
Total other income (expense)	$—	$(317)	$—	$(307)

Total interest expense for reportable segments	$174	$48	$269	$104
Unallocated interest expense from related party debt	—	8	—	11
Total interest expense	$174	$56	$269	$115

Total depreciation and amortization for reportable segments	$119	$8	$240	$11
Other unallocated depreciation from corporate assets	—	—	—	—
Total depreciation and amortization	$119	$8	$240	$11

Total segment income (loss)	$(932)	$(160)	$(1,519)	$1,065
Revenue not allocated to reportable segments	—	—	200	—
Other income (expense) and earnings (loss) of other equity accounted investments	38	(6)	38	(53)
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(349)	(542)	(962)	(1,017)
Income tax expense (recovery)	(500)	(287)	(853)	26
Net income (loss) from continuing operations	$(743)	$(421)	$(1,390)	$(31)

	As at June 30, 2013	As at June 30, 2012

Segment assets	$25,126	$20,472
Other assets not allocated to segments(1)	32,934	35,548
Total assets	$58,060	$56,020

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 13 – Commitments and Contingencies

     At June 30, 2013, CRBCI has no commitments other than the Unused Line Fee on its third party debt and the leases on the Heritage Global Partners offices in California. The leases expire on December 11, 2015 and July 31, 2016. The annual lease obligations are as shown below:

2013	$141
2014	287
2015	293
2016	145
$866

     In the normal course of its business, CRBCI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At June 30, 2013 CRBCI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

     The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 14 – Subsequent Events

     The Company has evaluated its operations during the period subsequent to June 30, 2013 and has two non-recognized subsequent events.

     On July 26, 2013, the Company and its Co-CEOs entered into an agreement by which the Co-CEOs terminated their employment with the Company and Counsel RB. Under the agreement, as disclosed in the Company’s Current Report on Form 8-K filed on July 31, 2013, effective June 30, 2013 the Co-CEOs have departed the Company along with the personnel in the New York and Los Angeles offices of Counsel RB. Both Co-CEOs retained their initial equity position of 1,621,000 common shares of the Company. However, they have each returned the 400,000 common shares of the Company that they acquired in August 2012 in return for intellectual property licensing agreements. The licensing agreements have been cancelled.

     The managing partners of Heritage Global Partners now lead Counsel RB. The senior managing director of Equity Partners continues to lead Counsel RB’s Equity Partners subsidiary.

     On June 11, 2013, the Company’s Board of Directors adopted and recommended, and shareholders of shares of voting stock constituting a majority of the Company’s voting power approved, pursuant to a written consent dated as of July 12, 2013, and effective July 22, 2013, the name change of the Company to “Heritage Global Inc.” and the accompanying amendment to the Company’s Amended and Restated Articles of Incorporation. The name change is expected to be made effective on or after August 15, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

     The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the six months ended June 30, 2013, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”).

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

     On June 11, 2013, the Company’s Board of Directors adopted and recommended, and shareholders of shares of voting stock constituting a majority of the Company’s voting power approved, pursuant to a written consent dated as of July 12, 2013, and effective July 22, 2013, the name change of the Company to “Heritage Global Inc.” and the accompanying amendment to the Company’s Amended and Restated Articles of Incorporation. The name change is expected to be made effective on or after August 15, 2013. The name change will more closely identify the Company with its auction business, Heritage Global Partners Inc. ("Heritage Global Partners"), and also reflects the departure of Jonathan Reich and Adam Reich as the Company’s Co-CEOs, as discussed in Note 14 to the unaudited condensed consolidated interim financial statements.

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

     CRBCI remains focused on building a sustainable, long-term global capital asset solutions business. On February 29, 2012 the Company increased its in-house asset liquidation expertise via its acquisition of 100% of the outstanding equity of Heritage Global Partners, a full-service, global auction, appraisal and asset advisory firm. The acquisition and integration of Heritage Global Partners created additional global opportunities. In July 2012 an exclusive strategic alliance agreement was signed with Asset Remarketing S. De R.L. de C.V., a Mexican company specializing in the monetization of manufacturing assets and real estate in Latin America, including Mexico, Costa Rica and the Dominican Republic. This agreement was terminated during the first quarter of 2013.

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

     As discussed in Note 14 of the unaudited condensed consolidated interim financial statements, effective June 30, 2013 the Company’s Co-CEOs terminated their employment with the Company and Counsel RB. Under the terms of the agreement, the Co-CEOs have departed the Company along with the personnel in the New York and Los Angeles offices of Counsel RB. Following their departure, the managing partners of Heritage Global Partners are leading Counsel RB. The senior managing director of Equity Partners continues to lead Counsel RB’s Equity Partners subsidiary.

     As a result of this change in the Company’s asset liquidation business, the Company is now concentrating its asset liquidation operations on its auction and appraisal business, as well as its customized financial solutions business. However, the Company expects that its future operations will continue to include asset acquisition and monetization transactions.

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

Other

     On August 10, 2012, the Company issued 800,000 shares to its Co-CEOs in connection with the acquisition of intellectual property from them, consisting of an exclusive, perpetual license to use their names in connection with the Company and its affiliates. As disclosed in Note 14 of the unaudited condensed consolidated interim financial statements, in the third quarter of 2013 these shares were returned to the Company, and the license agreements were cancelled, in connection with the departure of the Co-CEOs from the Company.

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

     Counsel RB’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures allow Counsel RB to have access to more opportunities, and to mitigate some of the competition from the market’s larger participants. CRBCI’s 2011 and 2012 acquisitions of Equity Partners and Heritage Global Partners have resulted in Counsel RB being able to offer a full-service industrial auction division, an asset-based debtor in possession (“DIP”) facility and a valuation practice to provide equipment appraisals to companies and financial institutions. The Company’s expansion of its operations into Europe in the fourth quarter of 2012 is consistent with this strategy.

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

     The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies in the first six months of 2013.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

     Liquidity

     At June 30, 2013 the Company had a working capital deficit of $2,746, as compared to a working capital deficit of $2,348 at December 31, 2012. A significant change in the Company’s working capital during the first six months of 2013 was the receipt of $2,929 that was receivable from a related party, Counsel Corporation (collectively, with its subsidiaries, “Counsel”), at December 31, 2012, together with additional advances totalling $1,615 from the same party. Over the same period, cash and cash equivalents increased by $1,255, and deposits decreased by $1,352. The most significant changes to current liabilities were an increase of $3,158 in accounts payable and accrued liabilities, and a decrease of $6,961 in debt payable to third parties.

     The Company’s debt payable to third parties consists of borrowings under Counsel RB’s revolving credit facility (the “Credit Facility”), and is subject to significant fluctuation depending on the number and magnitude of asset liquidation transactions in process at any given date. The Credit Facility has a maximum of $15,000 in place to finance purchases of assets for resale, as discussed in Note 8 of the unaudited condensed consolidated interim financial statements.

     During the first six months of 2013, the Company’s primary sources of cash were the operations of its asset liquidation business, borrowings under the associated Credit Facility, and net advances of $4,544 from its parent company, Counsel. The advances from Counsel were used to partially repay the Credit Facility. The Company also received $784 of cash distributions from its equity accounted investments. Cash disbursements, other than those related to a net $6,988 repayment of third party debt, were primarily related to operating expenses.

     It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $6,457 at June 30, 2013 and working capital of $7,348 at December 31, 2012.

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

Ownership Structure and Capital Resources

  At June 30, 2013 the Company had stockholders’ equity of $44,950, as compared to $46,012 at December 31, 2012.

  At June 30, 2013 and December 31, 2012 the Company was 71.3% owned, and therefore controlled, by Counsel. At December 31, 2011 the Co-CEOs of Counsel RB each owned 5.98% of the Company. One million shares, or 3.7%, were held by a single investor. The remaining 8.2% was owned by public stockholders. On February 29, 2012, as discussed in Note 3 of the unaudited condensed consolidated interim financial statements, the Company issued one million common shares as part of the consideration for its acquisition of Heritage Global Partners, representing 3.69% of the then-outstanding common shares. Subsequently, on August 10, 2012, the Company issued 800,000 shares to its Co-CEOs in connection with the acquisition of intellectual property from them. Counsel’s ownership was thereby decreased to 71.3%, that of the Co-CEOs increased to 7.0% each, that of both the single investor referenced above, and the former owners of Heritage Global Partners, decreased to 3.5%, and that of the remaining public stockholders decreased to 7.7%. Upon the return and cancellation of 800,000 shares in the third quarter of 2013, as discussed in Note 14 of the unaudited condensed consolidated interim financial statements, Counsel’s ownership increased to 73.3%.

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

Cash Position and Cash Flows

     Cash and cash equivalents at June 30, 2013 were $5,569 as compared to $4,314 at December 31, 2012, a decrease of $1,255.

     Cash provided by operating activities Cash provided by operating activities was $2,966 during the six months ended June 30, 2013 and $3,055 during the same period in 2012. During the first six months of 2013 the Company had a loss of $1,390, as compared to a loss of $31 for the same period in 2012. Gross profit from asset liquidation operations declined by approximately $1,100, earnings from asset liquidation investments declined by approximately $400, and operating expenses increased by $800. This net decline of approximately $2,300 was partially offset by the Company recording a tax recovery of $853 in the first six months of 2013, compared to tax expense of $26 during the same period of 2012. It should be noted that the 2013 results include the operations of Heritage Global Partners for a full six months, whereas the 2012 results only include the operations for the period beginning February 29, 2012.

     The most significant changes in operating activities during the first six months of 2013 as compared to the first six months of 2012 were in deposits, inventory, asset liquidation investments, deferred income tax assets and accounts payable and accrued liabilities. Deposits decreased by $1,352 in 2013 as compared to increasing by $2,084 in 2012. Inventory decreased by $140 in 2013 as compared to decreasing by $1,489 in 2012. Asset liquidation investments decreased by $815 in 2013 as compared to decreasing by $1,778 in 2012. Deferred income taxes increased by $750 in 2013 as compared to increasing by $20 in 2012. Accounts payable and accrued liabilities increased by $3,149 in 2013 as compared to increasing by $2,234 in 2012. The changes in deposits, inventory and asset liquidation investments are due to the variability of the operations of Counsel RB. The change in accounts payable and accrued liabilities is primarily due to the variability of all business units, combined with the initial effect of the acquisition of Heritage Global Partners in the first quarter of 2012.

     Cash provided by or used in investing activities Cash provided by investing activities during the six months ended June 30, 2013 was $723, as compared to $2,228 of cash used during the same period in 2012. In 2012, the most significant transaction was the net cash outflow of $2,344 in connection with the Company’s acquisition of Heritage Global Partners; there were no acquisitions in the first six months of 2013. In 2013 the Company received $753 in cash distributions from its investment in Polaroid, and $31 in cash distributions from its investment in Knight’s Bridge GP, compared to total distributions of $157 in 2012, primarily from Polaroid. Additional investments in Polaroid were $56 and $41 in 2013 and 2012, respectively. In 2013 the Company invested $5 in property, plant and equipment; there were no similar transactions in 2012.

     Cash used in financing activities Cash used in financing activities was $2,434 during the six months ended June 30, 2013, as compared to $3,024 cash used during the same period in 2012. In 2013 the Company repaid net cash of $6,988 to its third party lender, compared to a net repayment of $461 in 2012. In 2013, the Company received net cash of $4,544 from Counsel, compared to receiving net cash of $2,571 in 2012. In the first six months of 2013 the Company received $10 related to the exercise of options to purchase common stock, compared to $8 in 2012.

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

Three-Month Period Ended June 30, 2013 Compared to Three-Month Period Ended June 30, 2012

     Asset liquidation revenues were $1,932 in 2013 compared to $3,831 in 2012, asset liquidation expense was $341 in 2013 compared to $1,649 in 2012, and earnings of equity accounted asset liquidation investments were $7 in 2013 compared to $158 in 2012. The net earnings of these three items were therefore $1,598 in 2013 compared to $2,340 in 2012. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The lower net earnings in the current quarter reflect the vagaries of the timing of asset liquidation transactions.

     Patent licensing and maintenance expense was $6 during the quarter ended June 30, 2013, compared to $8 during the same period in 2012.

     Selling, general and administrative expense, including expenses paid to related parties, was $2,580 during the quarter ended June 30, 2013, compared to $2,652 during the same period in 2012. The significant items included:

  Compensation expense was $1,720 in the second quarter of 2013, compared to $1,660 in the second quarter of 2012. Salary and benefits expense for Counsel RB was $627 in 2013 and $679 in 2012, and salary and benefits expense for Heritage Global Partners was $892 and $782, respectively. The salary earned by the Company’s President remained unchanged at $34. Stock based compensation was $167 in the second quarter of 2013 and $164 in the second quarter of 2012.

  Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $108 in the second quarter of 2013 and $110 in the second quarter of 2012. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

  Consulting expense, including fees paid to our board of directors, was $174 in the second quarter of 2013, compared to $39 in the second quarter of 2012. The increase in 2013 is related to the operations of Heritage Global Partners.

  Legal expense was $107 in the second quarter of 2013, compared to $72 in the second quarter of 2012. The increase is primarily the result of expense related to a Counsel RB transaction.

  Accounting and tax consulting expenses were $28 in the second quarter of 2013, compared to $76 in the second quarter of 2012. The decrease is due to the fact that in 2012 there were more expenses related to review and audit of specific asset liquidation transactions. As well, the amount for 2013 includes the reversal of $19 over accrual of corporate expense.

  Office rent was $121 in the second quarter of 2013 as compared to $105 in the second quarter of 2012, and related solely to the operations of the Company’s asset liquidation business.

  Insurance, including directors and officers liability insurance, was $35 in the second quarter of 2013 as compared to $40 in the second quarter of 2012.

  Travel expense was $96 in the second quarter of 2013 as compared to $194 in the second quarter of 2012. The majority of the travel relates to the Company’s asset liquidation business, and the expense fluctuates depending on the location and complexity of transactions in a given period.

  Advertising, promotion and public relations expense was $60 in the second quarter of 2013 as compared to $98 in the second quarter of 2012.

     Depreciation and amortization expense was $119 during the quarter ended June 30, 2013, compared to $8 during the same period in 2012. $113 represents amortization of the intangible assets recognized in connection with the acquisition of Heritage Global Partners, and the remaining $6 represents depreciation of property, plant and equipment.

     Other income (expenses) and earnings of other equity accounted investments – the significant items included:

  In the second quarter of 2013, the Company recorded $38 income from its other equity accounted investments, as compared to a loss of $7 in the second quarter of 2012. In 2013, the amount consisted of $9 income from Polaroid, and $29 income from Knight’s Bridge GP. In 2012 the amount consisted of an $8 loss from Polaroid and $1 income from Knight’s Bridge GP.

Six-Month Period Ended June 30, 2013 Compared to Six-Month Period Ended June 30, 2012

     Asset liquidation revenues were $3,324 in 2013 compared to $6,865 in 2012, asset liquidation expense was $771 in 2013 compared to $3,185 in 2012, and earnings of equity accounted asset liquidation investments were $809 in 2013 compared to $1,227 in 2012. The net earnings of these three items were $3,362 in 2013 compared to $4,907 in 2012. The lower revenues and expenses in the current year reflect the vagaries of the timing of completion of asset liquidation transactions.

     Patent licensing revenue was $200 during the six months ended June 30, 2013, compared to $0 during the same period in 2012, and consisted of revenue from a settlement and licensing agreement entered into with the defendant in a patent infringement lawsuit.

     Patent licensing and maintenance expense was $156 during the six months ended June 30, 2013, compared to $34 during the same period in 2012. The increased expense related to the settlement and licensing agreement referenced above.

     Selling, general and administrative expense, including expenses paid to related parties, was $5,178 during the six months ended June 30, 2013, compared to $4,391 during the same period in 2012. The significant items included:

  Compensation expense was $3,370 in the first half of 2013, compared to $2,737 in the first half of 2012. Salary and benefit expense for Counsel RB was $1,306 in 2013 and $1,365 in 2012. Salary and benefits expense for Heritage Global Partners was $1,668 in 2013, as compared to $1,025 in 2012. The increase reflects the inclusion of a full six months in 2013, as compared to only four months in 2012 following the acquisition of Heritage Global Partners on February 29. With respect to CRBCI’s operations, the salary earned by the President remained unchanged at $69. Stock based compensation was $327 in the first half of 2013 and $279 in the first half of 2012.

  Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $216 in the first half of 2013, compared to $218 in the first half of 2012. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

  Consulting expense, including fees paid to our board of directors, was $371 in the first half of 2013, compared to $84 in the first half of 2012. The increase in 2013 is related to the operations of Heritage Global Partners.

  Legal expense was $120 in the first half of 2013, compared to $162 in the first half of 2012.

  Accounting and tax consulting expenses were $89 in the first half of 2013, compared to $111 in the first half of 2012. The decrease is due to the fact that in 2012 there were more expenses related to review and audit of specific asset liquidation transactions. As well, the amount for 2013 includes the reversal of $19 over accrual of Corporate expense.

  Office rent was $240 in the first half of 2013 as compared to $168 in the first half of 2012, and related solely to the operations of the Company’s asset liquidation business. The increase is due to the acquisition of Heritage Global Partners.

  Insurance, including directors and officers liability insurance, was $73 in the first half of 2013 as compared to $66 in the first half of 2012.

  Travel expense was $226 in the first half of 2013, as compared to $305 in the first half of 2012. The majority of the travel relates to the Company’s asset liquidation business, and the expense fluctuates depending on the location and complexity of transactions in a given period.

  Advertising, promotion and public relations expense was $114 in the first half of 2013 as compared to $169 in the first half of 2012.

  Foreign exchange was $3 in the first half of 2013 as compared to $125 in the first half of 2012. The 2012 amount was primarily related to asset liquidation transactions in Canada in the second quarter of 2012.

     Other income (expenses) and earnings of other equity accounted investments – the significant items included:

  Other income was $0 in the first half of 2013, as compared to other expense of $307 in the first half of 2012. In 2012, the primary item was a $363 writedown of real estate inventory. This was partially offset by a $39 recovery of an account receivable that had been written off in 2011, and $17 of interest income.

  In the first half of 2013, the Company recorded income of $38 from its other equity accounted investments, as compared to a loss of $54 in the first half of 2012. In 2013, the amount consisted of $8 income from Polaroid and $30 income from Knight’s Bridge GP. In 2012 the amount consisted of a $56 loss from Polaroid and $2 of income from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in any material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our revolving credit facility provides that the principal amount outstanding bears interest at the greater of the lender’s prime rate + 1.0%, or 4.5% . Assuming that the debt amount on the revolving credit facility at June 30, 2013 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $39 for that twelve-month period. We do not believe that, in the near term, we are subject to material market risk on our debt.

     We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2013. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Until the third quarter of 2012, our operations were conducted primarily in the United States and as such were not subject to material foreign currency exchange rate risk. With the expansion of our operations to Europe, we may become subject to greater foreign currency exchange rate risk. Management will monitor operations and act as required to minimize this risk.

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

     Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Mutual Separation and Transition Agreement with Adam Reich, incorporated by reference to our Current Report on Form 8-K filed on July 31, 2013

10.2	Mutual Separation and Transition Agreement with Jonathan Reich, incorporated by reference to our Current Report on Form 8-K filed on July 31, 2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Counsel RB Capital Inc.

Date: August 14, 2013	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Executive Vice President, Chief Financial Officer and
Corporate Secretary
(Principal Financial Officer and Principal Accounting
Officer)