Form 10-Q
period 2013-09-30
Heritage Global Inc.
filed 2013-11-14
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 0-17973

Heritage Global Inc.
(Exact name of registrant as specified in its charter)

FLORIDA	59-2291344
(State or Other Jurisdiction of
Incorporation or Organization)	(I.R.S. Employer Identification No.)

700 – 1 Toronto St., Toronto, ON M5C 2V6
(Address of Principal Executive Offices)

(416) 866-3000
(Registrant’s Telephone Number)

Counsel RB Capital Inc.
(Registrant’s Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer	[_]	Accelerated Filer	[_]
Non-Accelerated Filer	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]    No [X]

As of November 5, 2013, there were 28,166,728 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$4,543	$4,314
Amounts receivable (net of allowance for doubtful accounts of $0; 2012 - $0)	1,960	1,068
Receivable from a related party	—	2,929
Deposits	119	1,481
Inventory – equipment	486	820
Other current assets	740	312
Income taxes recoverable	118	70
Deferred income tax assets	1,953	1,956
Total current assets	9,919	12,950
Non-current assets:
Inventory – real estate	6,078	6,078
Asset liquidation investments	3,574	3,618
Investments	1,757	2,426
Property, plant and equipment, net	33	52
Intangible assets, net	4,923	5,263
Goodwill	5,301	5,301
Deferred income tax assets	26,102	25,622
Total assets	$57,687	$61,310

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,353	$4,415
Debt payable to third parties	1,541	10,883
Debt payable to a related party	3,649	—
Total current liabilities	13,543	15,298

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 592 Class N shares at September 30, 2013 and December 31, 2012, liquidation preference of $592 at September 30, 2013 and December 31, 2012	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,166,728 shares at September 30, 2013 and 28,945,228 shares at December 31, 2012	282	290
Additional paid-in capital	283,084	283,281
Accumulated deficit	(239,208)	(237,558)
Accumulated other comprehensive loss	(20)	(7)
Total equity	44,144	46,012
Total liabilities and equity	$57,687	$61,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of US dollars, except per share amounts)	2013	2012	2013	2012

Revenue:
Asset liquidation
Asset sales	$1,201	$1,284	$1,799	$5,175
Commissions and other	1,064	1,768	3,790	4,742
Total asset liquidation revenue	2,265	3,052	5,589	9,917
Intellectual property licensing	624	—	824	—
Total revenue	2,889	3,052	6,413	9,917

Operating costs and expenses:
Asset liquidation	819	1,152	1,401	4,360
Inventory maintenance	86	15	275	(8)
Patent licensing and maintenance	10	4	166	38
Selling, general and administrative	1,912	3,210	6,682	7,265
Expenses paid to related parties	166	196	574	532
Depreciation and amortization	118	272	358	283
Total operating costs and expenses	3,111	4,849	9,456	12,470
	(222)	(1,797)	(3,043)	(2,553)
Earnings of equity accounted asset liquidation investments	456	222	1,265	1,449
Operating income (loss)	234	(1,575)	(1,778)	(1,104)
Other income (expenses):
Other income (expenses)	—	8	—	(299)
Interest expense – third party	(39)	(71)	(308)	(175)
Interest expense – related party	(91)	11	(91)	—
Total other income (expenses)	(130)	(52)	(399)	(474)
Income (loss) before the undernoted	104	(1,627)	(2,177)	(1,578)
Income tax expense (recovery)	387	(638)	(466)	(612)
Earnings (loss) of other equity accounted investments (net of $0 tax)	23	(11)	61	(65)
Net income (loss)	(260)	(1,000)	(1,650)	(1,031)
Other comprehensive loss:
Currency translation adjustment (net of tax of $0)	(4)	—	(13)	—

Comprehensive income (loss)	$(264)	$(1,000)	$(1,663)	$(1,031)

Weighted average common shares outstanding – basic (in thousands)	28,384	28,593	28,759	28,072

Weighted average common shares outstanding – diluted (in thousands)	28,384	28,593	28,759	28,072

Earnings (loss) per share – basic and diluted:
Common shares	$(0.01)	$(0.03)	$(0.06)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period ended September 30, 2013
(in thousands of US dollars, except share amounts)
(unaudited)

`							Accumulated
					Additional		other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	Total

Balance at December 31, 2011	592	$6	27,117,450	$271	$278,408	$(235,745)	$—	$42,940
Issuance of common stock	—	—	1,800,000	19	3,135	—	—	3,154
Exercise of options	—	—	27,778	—	14	—	—	14
Issuance of options	—	—	—	—	1,131	—	—	1,131
Compensation cost related to stock options	—	—	—	—	593	—	—	593
Comprehensive loss	—	—	—	—	—	(1,813)	(7)	(1,820)
Balance at December 31, 2012	592	6	28,945,228	290	283,281	$(237,558)	$(7)	46,012
Cancellation of shares (Note 11)	—	—	(800,000)	(8)	(616)	—	—	(624)
Compensation cost related to stock options	—	—	—	—	409	—	—	409
Exercise of options	—	—	21,500	—	10	—	—	10
Comprehensive loss	—	—	—	—	—	(1,650)	(13)	(1,663)
Balance at September 30, 2013	592	$6	28,166,728	$282	$283,084	$(239,208)	$(20)	$44,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
(In thousands of US dollars)	September 30,
	2013	2012
Cash flows provided by operating activities:
Net income (loss)	$(1,650)	$(1,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued interest added to principal of third party debt	12	19
Accrued interest added to principal of related party debt	91	—
Amortization of financing costs on debt payable to third party	—	9
Stock-based compensation expense	409	1,490
Loss (earnings) of other equity accounted investments	(61)	65
Revenue from sale of intellectual property license	(624)	—
Writedown of real estate inventory	—	363
Depreciation and amortization	358	283

Changes in operating assets and liabilities:
Increase in amounts receivable	(892)	(279)
Decrease (increase) in deposits	1,362	(3,935)
Decrease in inventory	334	110
Decrease in asset liquidation investments	44	1,682
Increase in other assets	(415)	(254)
Increase in income taxes recoverable	(48)	—
Increase in deferred income tax assets	(477)	(599)
Increase in accounts payable and accrued liabilities	3,925	5,864
Decrease in income taxes payable	—	(334)
Net cash provided by operating activities	2,368	3,453

Cash flows provided by (used in) investing activities:
Net cash paid for business acquisition	—	(2,344)
Investment in other equity accounted investments	(56)	(51)
Cash distributions from other equity accounted investments	784	161
Purchase of property, plant and equipment	(10)	(7)
Net cash provided by (used in) investing activities	718	(2,241)

Cash flows used in financing activities:
Proceeds of debt payable to third parties	1,901	9,863
Repayment of debt payable to third parties	(11,255)	(8,140)
Proceeds of advances from a related party	8,887	2,155
Repayment of debt payable to related parties	(2,400)	(5,699)
Proceeds from exercise of options to purchase common shares	10	14
Net cash used in financing activities	(2,857)	(1,807)
Increase (decrease) in cash	229	(595)
Cash and cash equivalents at beginning of period	4,314	6,672
Cash and cash equivalents at end of period	$4,543	$6,077

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$—	$2,100
Issuance of options to purchase common stock in exchange for assets of acquired business	—	1,131

Supplemental cash flow information:
Taxes paid	$39	$368
Interest paid	354	163

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. (formerly known as Counsel RB Capital Inc.) together with its subsidiaries, including Heritage Global LLC (“HG LLC”, formerly known as Counsel RB Capital LLC), Equity Partners HG LLC (“Equity Partners”, formerly known as Equity Partners RB LLC), Heritage Global Partners, Inc. (“HGP”), C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “HGI”, the “Company”, “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

The results of operations for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2013.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies in the first nine months of 2013.

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

Note 3 – Acquisition of Heritage Global Partners, Inc.

On February 29, 2012 the Company expanded its asset liquidation operations by acquiring 100% of the issued and outstanding capital stock in Heritage Global Partners (“HGP”), a full-service, global auction and asset advisory firm. In connection with the acquisition, HGI entered into employment agreements with the previous owners and employees of HGP. In the third quarter of 2012, the Company finalized the valuation of all assets acquired and liabilities assumed. The following table summarizes the consideration paid for HGP and the amounts of the assets acquired and liabilities assumed, which were recognized at the acquisition date:

At February 29, 2012
$
Consideration paid
Cash [1]	3,000
Promissory notes, net of receivable from owners [2]	849
Equity instruments:
1,000,000 HGI common shares [3]	2,100
625,000 options to purchase HGI common shares at $2.00 per share [4]	1,131
Fair value of total consideration	7,080

Acquisition related costs (included in selling, general, and administrative expenses in HGI’s consolidated statement of operations for the year ended December 31, 2012)	78

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash [1]	656
Accounts receivable (net of $0 allowance for doubtful accounts)	870
Deposits	20
Prepaid expenses	43
Property, plant and equipment	37
Identifiable intangible assets	5,640
Accounts payable and accrued liabilities	(1,212)
Client liability account	(1,424)
Short-term note payable	(100)
Future income taxes payable	(2,178)
Total identifiable net assets assumed	2,352
Goodwill	4,728
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

Note 4 – Stock-based Compensation

At September 30, 2013 the Company maintained six stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements for the year ended December 31, 2012, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the first nine months of 2013 the Company issued 150,000 options to an officer of the Company in accordance with his employment agreement, and 50,000 options to the Company’s independent directors as part of their annual compensation. During the first nine months of 2012, the Company issued a total of 990,000 options to officers and employees, including the 625,000 options issued to the former owners of HGP as part of the acquisition, and 50,000 options to the Company’s independent directors.

During the first nine months of 2013, primarily associated with the departure of the Co-CEOs and several employees of HG LLC, 1,530,000 options were forfeited. Additionally, 408,198 vested options that had not been exercised reached maturity and therefore expired. In 2012, employee departures resulted in the forfeiture of 250,000 options, and 1,250 options expired unexercised.

The following summarizes the changes in common stock options for the nine months ended September 30, 2013 and 2012:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2012	3,898,198	$1.75
Granted	200,000	$1.00
Exercised	(30,000)	$0.51
Forfeited	(1,530,000)	$1.91
Expired	(408,198)	$0.85
Outstanding at September 30, 2013	2,130,000	$1.75

Options exercisable at September 30, 2013	930,000	$1.69

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2011	3,141,198	$1.65
Granted	1,040,000	$2.04
Exercised	(31,750)	$0.61
Forfeited	(250,000)	$1.83
Expired	(1,250)	$1.40
Outstanding at September 30, 2012	3,898,198	$1.75

Options exercisable at September 30, 2012	1,298,198	$1.39

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

Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the nine months ended September 30, 2013 and 2012, respectively, all of the Company’s outstanding options were excluded due to the Company’s net loss in both periods.

Note 6 – Composition of Certain Financial Statement Items

Amounts receivable

The Company’s amounts receivable are primarily related to the operations of its subsidiaries HG LLC, Equity Partners, and HGP. To date, the Company has not experienced any significant collectability issues with respect to any of its receivables. Given this experience, together with the ongoing business relationships between the Company and its joint venture partners, the Company has not yet been required to develop a policy for formal credit quality assessment. As the Company’s asset liquidation business continues to develop, more comprehensive credit assessments may be required.

At September 30, 2013 the Company had no interest-bearing receivables. At December 31, 2012, the Company had one interest-bearing receivable in the amount of $10, an employee advance bearing interest at 10%, which was repaid in the second quarter of 2013.

At September 30, 2013 the Company had past due non-interest bearing financing receivables of $36, as compared to none at December 31, 2012. The Company does not believe that any allowance for this receivable is required at this time.

During the first nine months of 2013, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the first nine months of 2013.

Amounts receivable from third parties consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Accounts receivable (net of allowance for doubtful accounts of $0; 2012 - $0)	$1,960	$1,046
Notes receivable (net of allowance for doubtful accounts of $0)	—	10
Lease receivable	—	12
	$1,960	$1,068

Intangible assets

The Company’s intangible assets are related to its asset liquidation business.

As discussed in Note 3, on February 29, 2012 the Company acquired HGP for a total purchase price of $7,080, of which $5,640 was assigned to identifiable intangible assets, as shown below. The Customer/Broker Network intangible asset is being amortized over 12 years, and the Trade Name intangible asset is being amortized over 14 years. No impairment resulted from the completion of the impairment tests at December 31, 2012, and there have been no events or circumstances in 2013 that would make it more likely than not that the carrying amount of the intangible assets may not be recoverable.

	September 30,	December 31,
	2013	2012
Customer/Broker Network	$4,180	$4,180
Accumulated amortization	(552)	(290)
	3,628	3,890

Trade Name	1,460	1,460
Accumulated amortization	(165)	(87)
	1,295	1,373

Total net intangible assets	$4,923	$5,263

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

As part of its acquisition of HGP in February 2012, the Company recognized goodwill of $4,728. No goodwill impairment resulted from the completion of the impairment tests at December 31, 2012, and there have been no events or changes in circumstances in 2013 that make it more likely than not that the carrying amount of this goodwill may be impaired.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Due to auction clients	$5,407	$2,242
Due to Joint Venture partners	412	487
Sales and other taxes	1,157	552
Customer deposits	191	—
Remuneration and benefits	336	373
Asset liquidation expenses	27	184
Auction expenses	271	134
Regulatory and legal fees	34	87
Accounting, auditing and tax consulting	193	170
Patent licensing and maintenance	14	9
Other	311	177

Total accounts payable and accrued liabilities	$8,353	$4,415

Note 7 – Asset Liquidation Investments and Other Investments

Summarized financial information – Equity accounted asset liquidation investments

The table below details the results of operations attributable to HGI from the Joint Ventures in which it was invested.

	Nine months ended
	September 30,
	2013	2012

Gross revenues	$5,056	$5,976

Gross profit	$907	$1,445

Income from continuing operations	$1,265	$1,449

Net income	$1,265	$1,449

Other investments

The Company’s other investments as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$20	$20
Polaroid	1,737	2,406

Total investments	$1,757	$2,426

The Company accounts for its investments under the equity method.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel. Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several non-public Internet-based e-commerce businesses. Since the Company’s initial investment, the Company’s share of earnings has been almost exactly offset by cash distributions, and at September 30, 2013 the Company’s net investment was $20. Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at September 30, 2013, the Company concluded that there has been no impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

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

The Company’s investment in KPL has two components:

  HGI acquired Counsel’s rights and obligations as an indirect limited partner (but not Counsel’s limited partnership interest) in Knight’s Bridge Capital Partners Fund I, L.P., a related party, with respect to its investment in Class A units. HGI is also responsible for Counsel’s share of the management fees, which are approximately $40 per year. The economic interest entitles HGI to an 8% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

  HGI directly acquired Class D units. These units are subject to a 2% annual management fee, payable to the General Partner, of approximately $11 per year. The units have a 10% per annum preferred return. Any profits generated in addition to the preferred return, subsequent to the return of invested capital, are subject to the Management LP’s 20% carried interest.

The components of the Company’s investment in Polaroid at September 30, 2013 and December 31, 2012 are detailed below:

September 30, 2013

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,492	$159	$(1,259)	$1,392
Class D	617	36	(308)	345
Total	$3,109	$195	$(1,567)	$1,737

December 31, 2012

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,447	$137	$(654)	$1,930
Class D	606	30	(160)	476
Total	$3,053	$167	$(814)	$2,406

Note 8 – Debt

	September 30,	December 31,
	2013	2012

Credit Facility	$1,541	$10, 883
Counsel Loan	3,649	—
Total debt	$5,190	$10,883

At September 30, 2013 and December 31, 2012, all of the Company’s outstanding debt was current. At September 30, 2013 it consisted of a revolving credit facility (the “Credit Facility”), which had a balance of $1,541, and debt payable to a related party (the “Counsel Loan”), which had a balance of $3,649. At December 31, 2012, the only outstanding debt was the $10,883 balance of the Credit Facility.

The Credit Facility is provided to HG LLC by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) dated as of June 2, 2009 and most recently amended as of September 27, 2012 (the “Amendment Date”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $15,000, subject to HG LLC maintaining a 1:2 ratio of capital funds, i.e. the sum of HG LLC’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At September 30, 2013, $6,964 of such assets served as collateral for the loan (December 31, 2012 - $13,392). A monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $15,000 and the average loan amount outstanding during the month. Effective the Amendment Date, an annual facility fee (“Facility Fee”) of $75 was payable to the lender. Subsequent payments of $50 will be due on each anniversary of the Amendment Date. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel. At September 30, 2013 and December 31, 2012 the Company was in compliance with all covenants of the Credit Facility.

The Counsel Loan outstanding at September 30, 2013 consisted of net advances received by the Company from Counsel under an existing loan facility, and accrued interest payable of $91. The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. Any outstanding balance under the Counsel Loan is secured by the assets of the Company. At December 31, 2012, the balance of the Counsel Loan was zero due to the Company having a net receivable of $2,929 from Counsel. For further discussion of transactions with Counsel, see Note 11.

Note 9 – Patent Participation Fee

In 2003, HGI acquired a VoIP patent from a third party. Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the HGI VoIP patent portfolio. Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs. The vendor of the VoIP Patent was also granted a first priority security interest in the patent in order to secure HGI’s obligations under the associated purchase agreement.

In March 2013, the Company concluded a patent infringement lawsuit, which had initially been filed in August 2009, by entering into a settlement and license agreement in return for a payment of $200. No amounts were payable with respect to the residual discussed above, as the direct costs incurred since the Company last entered into settlement and licensing agreements were in excess of $200.

Note 10 – Income Taxes

In the third quarter of 2013, the Company recognized an income tax expense of $387 (2012- $638 recovery), comprised of a current income tax expense of $113 (2012 - $60 recovery) and a deferred tax expense of $274 (2012 - $578 recovery). For the nine months ended September 30, 2013, the current income tax expense is $9 (2012 - $14 recovery) and the deferred tax recovery is $475 (2012 - $598). The $28,055 net deferred income tax asset balance as at September 30, 2013 (2012 - $27,204) reflects the tax benefit of available tax loss carry forwards that are more likely than not expected to be utilized against future income.

At September 30, 2013, the Company had available federal tax loss carry-forwards of approximately $58,300 (2012 - $55,300) of unrestricted net operating tax losses and approximately $28,800 (2012 - $28,800) of restricted net operating tax losses. The net operating loss carry forwards expire between 2024 and 2033.

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

Note 11 – Related Party Transactions

Related Party Debt with Counsel

At September 30, 2013 the Company had a balance of $3,649 owing to Counsel under the Counsel Loan, of which $91 was accrued interest, as compared to a receivable of $2,929 at December 31, 2012. For further discussion of the terms of the Counsel Loan, see Note 8.

Counsel Services Provided to Company

Since December 2004, HGI and Counsel have entered into successive annual management services agreements (the “Agreement”). Under the terms of the Agreement, HGI agrees to pay Counsel for ongoing services provided to HGI by Counsel personnel. These services include preparation of the Company’s financial statements and regulatory filings, taxation matters, stock-based compensation administration, Board administration, patent portfolio administration and litigation matters. The Counsel employees providing the services are: 1) its Executive Vice President, Secretary and Chief Financial Officer, 2) its Senior Tax Manager, 3) an Accounting Manager, and 4) its Accounts Payable Clerk. These employees have the same or similar positions with HGI, but none of them receive compensation from HGI. Rather, Counsel allocates to HGI a percentage, based on time incurred, of the employees’ base compensation paid by Counsel. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid fee amounts bear interest at 10% per annum commencing on the day after such year end. In the event of a change of control, merger or similar event of HGI, all amounts owing, including fees incurred up to the date of the event, will become due and payable immediately upon the occurrence of such event. Counsel has continued to provide these services in 2013 on the same cost basis.

In addition to the above, beginning in the first quarter of 2011, additional amounts have been charged to HGI for the services of Counsel personnel that relate to the ongoing operations of HGI’s asset liquidation business. All amounts charged by Counsel are detailed below:

	Nine months ended
Item	September 30,
	2013	2012
Management fees	$270	$270
Other charges	55	56
Total	$325	$326

Transactions with Other Related Parties

On July 26, 2013, the Company and its Co-CEOs entered into an agreement by which the Co-CEOs terminated their employment with the Company and HG LLC. Under the agreement, as disclosed in the Company’s Current Report on Form 8-K filed on July 31, 2013, effective June 30, 2013 the Co-CEOs departed the Company along with the personnel in the New York and Los Angeles offices of HG LLC. In August 2012, each Co-CEO had acquired 400,000 common shares of the Company, with a total value of $1,054, in return for intellectual property licensing agreements. The $1,054 was recorded as stock-based compensation in 2012. On July 26, 2013, the Co-CEOs returned these common shares, which had a fair value of $624, in order to re-acquire the licensing agreements. The Company therefore recorded intellectual property licensing revenue of $624. The shares have been cancelled.

The Company, beginning in 2009, leased office space in White Plains, NY and Los Angeles, CA as part of the operations of HG LLC. Both premises are owned by entities that are controlled by a former Co-CEO of HG LLC and the Company. In connection with the departure of the Co-CEOs, these lease agreements were terminated, without penalty, effective June 30, 2013.

Additionally, the Company leases office space in Foster City, CA as part of the operations of HGP. The premises are owned by an entity that is jointly controlled by the former owners of HGP.

The lease amounts paid by the Company to the related parties are detailed below:

	Nine months ended
Leased premises location	September 30,
	2013	2012
White Plains, NY	$66	$95
Los Angeles, CA	12	19
Foster City, CA	171	92
Total	$249	$206

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

Note 12 – Segment Reporting

From 2005 until the second quarter of 2009, the Company operated in a single business segment, Patent Licensing. With the commencement of HG LLC’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation. For both the nine months ending September 30, 2013 and the year ending December 31, 2012, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting.

There are no material inter-segment revenues or expenses. To date the Company’s business has been conducted principally in North America, but the establishment of offices in Europe in the third quarter of 2012 is expected to result in more international operations in future periods.

The table below presents information about the Company’s segments as of and for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,
	2013	2012

	Asset	Asset
	Liquidation	Liquidation
Revenues from external customers	$2,265	$3,052
Earnings from equity accounted asset liquidation investments	456	222
Other income (expense)	—	7
Interest expense	39	70
Depreciation and amortization	118	272
Segment loss	(112)	(311)
Investment in equity accounted asset liquidation investees	3,574	1,773
Segment assets	24,685	27,349

	For the nine months ended September 30,
	2013	2012

	Asset	Asset
	Liquidation	Liquidation
Revenues from external customers	$5,589	$9,917
Earnings from equity accounted asset liquidation investments	1,265	1,449
Other income (expense)	—	(301)
Interest expense	308	174
Depreciation and amortization	358	283
Segment income (loss)	(1,631)	755

The following table reconciles reportable segment information to the unaudited condensed consolidated interim financial statements of the Company:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Total other income (expense) for reportable segments	$—	$7	$—	$(301)
Unallocated other income (expense)	—	1	—	2
Total other income (expense)	$—	$8	$—	$(299)

Total interest expense for reportable segments	$39	$70	$308	$174
Unallocated interest expense from third party debt	—	1	—	1
Unallocated interest expense from related party debt	91	(11)	91	—
Total interest expense	$130	$60	$399	$175

Total depreciation and amortization for reportable segments	$118	$272	$358	$283
Other unallocated depreciation from corporate assets	—	—	—	—
Total depreciation and amortization	$118	$272	$358	$283

Total segment income (loss)	$(112)	$(311)	$(1,631)	$755
Revenue not allocated to reportable segments	624	—	824	—
Other income (expense) and earnings (loss) of other equity accounted investments	22	(11)	61	(63)
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(407)	(1,316)	(1,370)	(2,335)
Income tax expense (recovery)	387	(638)	(466)	(612)
Net loss from continuing operations	$(260)	$(1,000)	$(1,650)	$(1,031)

	As at	As at
	September 30,	September 30,
	2013	2012

Segment assets	$24,685	$27,349
Other assets not allocated to segments(1)	33,002	33,583
Total assets	$57,687	$60,932

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 13 – Commitments and Contingencies

At September 30, 2013, HGI has no commitments other than the Unused Line Fee on its third party debt and leases on the HGP offices in California and Washington. The leases expire on March 14, 2014, December 11, 2015 and July 31, 2016. The annual lease obligations are as shown below:

2013	$131
2014	288
2015	293
2016	145
$857

In the normal course of its business, HGI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At September 30, 2013 HGI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 14 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2013 for disclosure. There have been no material subsequent events requiring disclosure in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the nine months ended September 30, 2013, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”).

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

Overview, History and Recent Developments

Heritage Global Inc. (“HGI”, “we” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011,and to Heritage Global Inc. effective August 22, 2013. The name change more closely identifies the Company with its core auction business, Heritage Global Partners Inc. (“HGP”).

The organization chart below outlines the basic corporate structure of the Company:

Asset liquidation

The Company’s asset liquidation business is its principal operating segment, and the Company’s objective is to be the leading resource for clients requiring capital asset solutions. The asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”, formerly known as Counsel RB Capital LLC). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales.

The Company expanded its asset liquidation operations in the second quarter of 2011, when HG LLC, through its wholly-owned subsidiary Equity Partners HG LLC (formerly known as Equity Partners CRB LLC), acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”). Equity Partners is a boutique investment banking firm and provider of financial solutions for distressed businesses and properties. It was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. HG LLC worked with Equity Partners prior to the acquisition, and the combined operations serve a variety of clients at different stages of the distressed business and surplus asset continuum.

HGI remains focused on building a sustainable, long-term global capital asset solutions business. On February 29, 2012 the Company increased its in-house asset liquidation expertise via its acquisition of 100% of the outstanding equity of HGP, a full-service, global auction, appraisal and asset advisory firm. The acquisition and integration of HGP created additional global opportunities.

In the fourth quarter of 2012, the Company launched Heritage Global Partners Europe. Through its wholly-owned subsidiary Heritage Global Partners UK Limited (“HGP UK”), the Company opened three European-based offices, one each in the United Kingdom, Germany and Spain. Management believes that HGI’s expanded global platform will both provide its customer base with an array of value-added capital asset solutions, and achieve the Company’s long-term goal of growing its principal and fee-based revenue channels.

As discussed in Note 11 of the unaudited condensed consolidated interim financial statements, effective June 30, 2013 the Company’s Co-CEOs terminated their employment with the Company and HG LLC. Under the terms of the agreement, the Co-CEOs departed the Company along with the personnel in the New York and Los Angeles offices of HG LLC. Following their departure, the managing partners of HGP are leading HG LLC. The senior managing director of Equity Partners continues to lead HG LLC’s Equity Partners subsidiary.

As a result of this change in the Company’s asset liquidation business, the Company is now concentrating its asset liquidation operations on its auction and appraisal business, as well as its customized financial solutions business. However, the Company expects that its future operations will continue to include asset acquisition and monetization transactions.

Intellectual property  licensing

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

Also in 2003, the Company added to its VoIP patent holdings when it acquired U.S. Patent No. 6,243,373, “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The VoIP Patent, together with the C2 Patent and related international patents and patent applications, form the Company’s international VoIP Patent Portfolio that covers the basic process and technology that enable VoIP communication as used in the market today. Telecommunications companies that enable customers to originate a phone call on a traditional handset, transmit any part of that call via IP, and then terminate the call over the traditional telephone network, are utilizing HGI’s patented technology. As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net earnings from the VoIP Patent Portfolio.

All activities relating to the Company’s licensing of the VoIP Patent Portfolio, or its other intellectual property, constitute the Company’s Patent Licensing operating segment. HGI’s target market consists of carriers, equipment manufacturers, service providers and end users in the IP telephone market who are using HGI’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company’s objective is to obtain ongoing licensing and royalty revenue from the target market for its patents.

Until December 31, 2004, intellectual property revenue was based on the sales and deployment of the Company’s VoIP solutions, which it ceased directly marketing in 2005. In June 2006, C2 Communications Technologies Inc. (“C2 Technologies”), a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit against seven major U.S. telecommunications carriers, which alleged that these companies’ VoIP services and systems infringed the VoIP Patent. The litigation resulted in the Company entering into settlement and license agreements in 2008, for which HGI was paid $17,625 in aggregate, whereby HGI granted the defendants non-exclusive, perpetual, worldwide, fully paid up, royalty-free licenses under any of HGI’s present patents and patent applications, including the VoIP Patent, to make, use, sell or otherwise dispose of any goods and services based on such patents.

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

In July 2013, the Company recorded intellectual property licensing revenue of $624 upon the sale of a licensing agreement to the Company’s former Co-CEOs. This transaction is discussed in more detail in Note 11 of the unaudited condensed consolidated interim financial statements.

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

HG LLC’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures allow HG LLC to have access to more opportunities, and to mitigate some of the competition from the market’s larger participants. HGI’s 2011 and 2012 acquisitions of Equity Partners and HGP have resulted in HG LLC being able to offer a full-service industrial auction division and a valuation practice to provide equipment appraisals to companies and financial institutions. The Company’s expansion of its operations into Europe in the fourth quarter of 2012 is consistent with this strategy.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies in the first nine months of 2013.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At September 30, 2013 the Company had a working capital deficit of $3,624, as compared to a working capital deficit of $2,348 at December 31, 2012, an increase of $1,276. A significant change in the Company’s working capital during the first nine months of 2013 was the receipt of $2,929 that was receivable from a related party, Counsel Corporation (collectively, with its subsidiaries, “Counsel”), at December 31, 2012, together with additional net advances totalling $3,649 from the same party. The other significant change within current assets was a decrease of $1,362 in deposits, partially offset by an increase of $892 in accounts receivable. The most significant change within current liabilities was a decrease of $9,342 in debt payable to third parties. This was partially offset by an increase of $3,938 in accounts payable and accrued liabilities.

The Company’s debt payable to third parties consists of borrowings under HG LLC’s revolving credit facility (the “Credit Facility”), and is subject to significant fluctuation depending on the number and magnitude of asset liquidation transactions in process at any given date. The Credit Facility has a maximum of $15,000 in place to finance purchases of assets for resale, as discussed in Note 7 of the unaudited condensed consolidated interim financial statements.

During the first nine months of 2013, the Company’s primary sources of cash were the operations of its asset liquidation business, borrowings under the associated Credit Facility, and net advances of $6,578 from its parent company, Counsel. The advances from Counsel were used to partially repay the Credit Facility. The Company also received $784 of cash distributions from its equity accounted investments. Cash disbursements, other than those related to a net $9,354 repayment of third party debt, were primarily related to operating expenses.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $6,028 at September 30, 2013 and working capital of $7,348 at December 31, 2012.

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

Ownership Structure and Capital Resources

  At September 30, 2013 the Company had stockholders’ equity of $44,144, as compared to $46,012 at December 31, 2012.

  At December 31, 2012, and until July 25, 2013, the Company was 71.3% owned, and therefore controlled, by Counsel. The Company’s Co-CEOs each owned 7.0%, the former owners of HGP and a single investor each owned 3.5%, and the remaining public stockholders owned 7.7%. Upon the departure of the Co-CEOs in the third quarter of 2013, and the associated return and cancellation of 800,000 shares on July 26, 2013, as discussed in Note 11 of the unaudited condensed consolidated interim financial statements, Counsel’s ownership increased to 73.3%. That of the former Co-CEOs decreased to 5.8% each, that of the former owners of HGP and the single investor increased to 3.6% each, and that of the remaining public stockholders increased to 7.9%.

  On April 1, 2013, Counsel announced that its Board of Directors had approved a plan to focus Counsel’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in HGI. Although Counsel expects that the disposal process will be completed within twelve months from the announcement date, at this point no formal disposal of HGI is in progress. To date, Counsel’s decision has had no impact on HGI’s operations.

Cash Position and Cash Flows

Cash and cash equivalents at September 30, 2013 were $4,543 as compared to $4,314 at December 31, 2012, an increase of $229.

Cash provided by operating activities Cash provided by operating activities was $2,368 during the nine months ended September 30, 2013 and $3,453 during the same period in 2012. During the first nine months of 2013 the Company had a loss of $1,650, as compared to a loss of $1,031 for the same period in 2012. Gross profit from asset liquidation operations declined by approximately $1,700, earnings from asset liquidation investments declined by approximately $200, intellectual property licensing revenue increased by $824, patent licensing expenses increased by approximately $200, and operating expenses decreased by approximately $600. This net increase of approximately $700 in the Company’s operating loss was accompanied by an increase of $224 in interest expense in 2013 as compared to 2012, due to both greater interest expense on the Company’s Credit Facility and $91 of interest expense on the Counsel Loan in 2013. These items were partially offset by the Company recording a tax recovery of $466 in the first nine months of 2013, compared to a tax recovery of $612 during the same period of 2012. It should be noted that the 2013 results include the operations of HGP for a full nine months, whereas the 2012 results only include the operations for the period beginning February 29, 2012.

The most significant changes in operating activities during the first nine months of 2013 as compared to the first nine months of 2012 were in deposits, asset liquidation investments and accounts payable and accrued liabilities. Deposits decreased by $1,362 in 2013 as compared to increasing by $3,935 in 2012. Asset liquidation investments decreased by $44 in 2013 as compared to decreasing by $1,682 in 2012. Accounts payable and accrued liabilities increased by $3,925 in 2013 as compared to increasing by $5,864 in 2012. The changes in deposits and asset liquidation investments are due to the variability of the operations of HG LLC. The change in accounts payable and accrued liabilities is primarily due to the variability of all business units, combined with the initial effect of the acquisition of HGP in the first quarter of 2012.

Cash provided by or used in investing activities Cash provided by investing activities during the nine months ended September 30, 2013 was $718, as compared to $2,241 of cash used during the same period in 2012. In 2012, the most significant transaction was the net cash outflow of $2,344 in connection with the Company’s acquisition of HGP; there were no acquisitions in the first nine months of 2013. In 2013 the Company received $753 in cash distributions from its investment in Polaroid, and $31 in cash distributions from its investment in Knight’s Bridge GP, compared to total distributions of $161 in 2012, primarily from Polaroid. Additional investments in Polaroid were $56 and $51 in 2013 and 2012, respectively. In 2013 the Company invested $10 in property, plant and equipment; there were no similar transactions in 2012.

Cash used in financing activities Cash used in financing activities was $2,857 during the nine months ended September 30, 2013, as compared to $1,807 cash used during the same period in 2012. In 2013 the Company repaid net cash of $9,354 to its third party lender, compared to receiving net cash of $1,723 in 2012. In 2013, the Company received net cash of $6,487 from Counsel, compared to repaying net cash of $3,544 in 2012. In the first nine months of 2013 the Company received $10 related to the exercise of options to purchase common stock, compared to $14 in 2012.

Management’s Discussion of Results of Operations

Asset liquidation revenue is earned from the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. Following the acquisitions of HGP and Equity Partners, it is also earned from more traditional asset disposition services, such as commissions from on-site and webcast auctions, liquidations and negotiated sales, and fees earned for management advisory services. The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments.

The revenues and expenses discussed below include the operating results of HGP for the period following its acquisition by the Company on February 29, 2012. In the near-term, the Company’s earnings have been impacted by the incremental costs associated with the acquisition and integration of HGP and the expansion of its operations into Europe, as discussed above under Overview, History and Recent Developments.

Three-Month Period Ended September 30, 2013 Compared to Three-Month Period Ended September 30, 2012

Asset liquidation revenues were $2,265 in 2013 compared to $3,052 in 2012, asset liquidation expense was $905 in 2013 compared to $1,167 in 2012, and earnings of equity accounted asset liquidation investments were $456 in 2013 compared to $222 in 2012. The net earnings of these three items were therefore $1,816 in 2013 compared to $2,107 in 2012. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The lower net earnings in the current quarter reflect the vagaries of the timing of asset liquidation transactions.

Intellectual property licensing revenue was $624 during the three months ended September 30, 2013, compared to $0 during the same period in 2012, and consisted of revenue from the sale of an intellectual property licensing agreement to the Company’s former Co-CEOs.

Patent licensing and maintenance expense was $10 during the three months ended September 30, 2013, compared to $4 during the same period in 2012.

Selling, general and administrative expense, including expenses paid to related parties, was $2,078 during the quarter ended September 30, 2013, compared to $3,406 during the same period in 2012. The significant items included:

  Compensation expense was $1,363 in the third quarter of 2013, compared to $2,641 in the third quarter of 2012. Salary and benefits expense for HG LLC was $334 in 2013 and $645 in 2012; the decrease reflects the departure of the Co-CEOs and other HG LLC employees effective June 30, 2013. Salary and benefits expense for HGP was $911 and $751, respectively. The salary earned by the Company’s President remained unchanged at $34. Stock based compensation was $83 in the third quarter of 2013 and $158 in the third quarter of 2012. The reduced expense in 2013 reflects the reversal of $50 expense that was previously charged with respect to options that were forfeited by the Co-CEOs and other HG LLC employees who departed the Company. It should also be noted that in the third quarter of 2012, $1,053 was expensed in association with the issue of 800,000 shares to the Co-CEOs in exchange for an intellectual property license. There were no similar transactions in 2013.

  Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $109 in the third quarter of both 2013 and 2012. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

  Consulting expense, including fees paid to our board of directors, was $88 in the third quarter of 2013, compared to $132 in the third quarter of 2012. The decrease in 2013 is related to the operations of HG LLC.

  Legal expense was $18 in the third quarter of 2013, compared to $93 in the third quarter of 2012. The decrease is primarily the result of reduced expenses related to the operations of HG LLC.

  Accounting and tax consulting expenses were $79 in the third quarter of 2013, compared to $83 in the third quarter of 2012.

  Office rent was $57 in the third quarter of 2013 as compared to $109 in the third quarter of 2012, and related solely to the operations of the Company’s asset liquidation business. The reduction is due to the cancellation of the leases on the New York and California offices of HG LLC, associated with the departure of the Co-CEOs and HG LLC employees.

  Insurance, including directors and officers liability insurance, was $25 in the third quarter of 2013 as compared to $34 in the third quarter of 2012.

  Travel and entertainment expense was $107 in the third quarter of 2013 as compared to $142 in the third quarter of 2012. The majority of the expense relates to the Company’s asset liquidation business, and the amount fluctuates depending on the location and complexity of transactions in a given period.

  Advertising, promotion and public relations expense was $84 in the third quarter of 2013 as compared to $98 in the third quarter of 2012.

Depreciation and amortization expense was $118 during the quarter ended September 30, 2013, compared to $272 during the same period in 2012. $113 represents amortization of the intangible assets recognized in connection with the acquisition of HGP, and the remaining $5 represents depreciation of property, plant and equipment. In 2012, $264 represents amortization of the intangible assets, and $8 represents depreciation of property, plant and equipment.

Other income (expenses) and earnings of other equity accounted investments – the significant items included:

  In the third quarter of 2013, the Company recorded other income of $0, as compared to other income of $8 in the third quarter of 2012. In 2012, the amount consisted of a $7 recovery of other expenses, and $1 of interest income.

  In the third quarter of 2013, the Company recorded income of $23 from its other equity accounted investments, as compared to a loss of $11 in the third quarter of 2012. In 2013, the amount consisted of $22 income from Polaroid, and $1 income from Knight’s Bridge GP. In 2012 the amount consisted of a $12 loss from Polaroid and $1 of income from Knight’s Bridge GP.

Nine-Month Period Ended September 30, 2013 Compared to Nine-Month Period Ended September 30, 2012

Asset liquidation revenues were $5,589 in 2013 compared to $9,917 in 2012, asset liquidation expense was $1,676 in 2013 compared to $4,352 in 2012, and earnings of equity accounted asset liquidation investments were $1,265 in 2013 compared to $1,449 in 2012. The net earnings of these three items were $5,178 in 2013 compared to $7,014 in 2012. The lower revenues and expenses in the current year reflect the vagaries of the timing of completion of asset liquidation transactions.

Intellectual property licensing revenue was $824 during the nine months ended September 30, 2013, compared to $0 during the same period in 2012. It consisted of $200 revenue from a settlement and licensing agreement entered into with the defendant in a patent infringement lawsuit, and $624 revenue from the sale of an intellectual property licensing agreement to the Company’s former Co-CEOs.

Patent licensing and maintenance expense was $166 during the nine months ended September 30, 2013, compared to $38 during the same period in 2012. The increased expense related to the settlement and licensing agreement referenced above.

Selling, general and administrative expense, including expenses paid to related parties, was $7,256 during the nine months ended September 30, 2013, compared to $7,797 during the same period in 2012. The significant items included:

  Compensation expense was $4,733 in the first nine months of 2013, compared to $5,378 in the first nine months of 2012. Salary and benefit expense for HG LLC was $1,641 in 2013 and $2,010 in 2012; the decrease reflects the departure of the Co-CEOs and other HG LLC employees effective June 30, 2013. Salary and benefits expense for HGP was $2,579 in 2013, as compared to $1,776 in 2012. The increase reflects the inclusion of a full nine months in 2013, as compared to only seven months in 2012 following the acquisition of HGP on February 29. With respect to HGI’s operations, the salary earned by the President remained unchanged at $69. Stock based compensation was $410 in the first nine months of 2013 as compared to $436 in 2012. The reduced expense in 2013 reflects the reversal of $50 expense that was previously charged with respect to options that were forfeited by the Co-CEOs and other HG LLC employees who departed the Company. It should also be noted that in the third quarter of 2012, $1,053 was expensed in association with the issue of 800,000 shares to the Co-CEOs in exchange for an intellectual property license. There were no similar transactions in 2013.

  Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $325 in the first nine months of 2013, compared to $326 in the first nine months of 2012. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

  Consulting expense, including fees paid to our board of directors, was $459 in the first nine months of 2013, compared to $216 in the first nine months of 2012. The increase in 2013 is related to the operations of HGP and the inclusion of a full nine months in 2013.

  Legal expense was $139 in the first nine months of 2013, compared to $256 in the first nine months of 2012. The decrease is primarily due to reduced expenses at the Corporate level.

  Accounting and tax consulting expenses were $168 in the first nine months of 2013, compared to $195 in the first nine months of 2012. The decrease is due to the fact that in 2012 there were more expenses related to review and audit of specific asset liquidation transactions. As well, the amount for 2013 includes the reversal of $19 over accrual of Corporate expense.

  Office rent was $297 in the first nine months of 2013 as compared to $277 in the first nine months of 2012, and related solely to the operations of the Company’s asset liquidation business. Although the rent associated with the operations of HGP increased in 2013 due to the inclusion of a full nine months of HGP operations, there was a net reduction in expense due to the cancellation of the leases on the New York and California offices of HG LLC, associated with the departure of the Co-CEOs and HG LLC employees.

  Insurance, including directors and officers liability insurance, was $98 in the first nine months of 2013 as compared to $100 in the first nine months of 2012.

  Travel and entertainment expense was $421 in the first nine months of 2013, as compared to $447 in the first nine months of 2012. The majority of the expense relates to the Company’s asset liquidation business, and the amount fluctuates depending on the location and complexity of transactions in a given period.

  Advertising, promotion and public relations expense was $198 in the first nine months of 2013 as compared to $268 in the first nine months of 2012.

Depreciation and amortization expense was $358 during the nine months ended September 30, 2013, compared to $283 during the same period in 2012. $340 represents amortization of the intangible assets recognized in connection with the acquisition of HGP, and the remaining $18 represents depreciation of property, plant and equipment. In 2012, $264 represents amortization of the intangible assets, and $19 represents depreciation of property, plant and equipment.

Other income (expenses) and earnings of other equity accounted investments – the significant items included:

  Other income was $0 in the first nine months of 2013, as compared to other expense of $299 in the first nine months of 2012. In 2012, the primary item was a $363 writedown of real estate inventory. This was partially offset by a $39 recovery of an account receivable that had been written off in 2011, a $7 recovery of other expenses, and $18 of interest income.

  In the first nine months of 2013, the Company recorded income of $61 from its other equity accounted investments, as compared to a loss of $65 in the first nine months of 2012. In 2013, the amount consisted of $30 income from Polaroid and $31 income from Knight’s Bridge GP. In 2012 the amount consisted of a $68 loss from Polaroid and $3 of income from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in any material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our revolving credit facility provides that the principal amount outstanding bears interest at the greater of the lender’s prime rate + 1.0%, or 4.5% . Assuming that the debt amount on the revolving credit facility at September 30, 2013 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $2 for that twelve-month period. We do not believe that, in the near term, we are subject to material market risk on our debt.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2013. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Until the third quarter of 2012, our operations were conducted primarily in the United States and as such were not subject to material foreign currency exchange rate risk. With the expansion of our operations to Europe, we may become subject to greater foreign currency exchange rate risk. Management will monitor operations and act as required to minimize this risk.

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

Further, there were no changes in our internal control over financial reporting during the third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Heritage Global Inc.

Date: November 14, 2013	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)