Form 10-K
period 2013-12-31
Heritage Global Inc.
filed 2014-03-31
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File No. 0-17973

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
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.75 per share on June 28, 2013, as reported by the OTC - Bulletin Board, was approximately $2.288 million.

As of March 19, 2014, there were 28,167,408 shares of Common Stock, $0.01 par value, outstanding.

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

PART I
(All dollar amounts are presented in thousands of U.S. dollars (“USD”), unless otherwise indicated, except per share amounts)

Item 1. Business.

Overview, History and Recent Developments

     Heritage Global Inc. (“HGI”, “we” or the “Company”) was incorporated in the State of Florida in 1983, pursuant to the Florida Business Corporation Act, under the name “MedCross, Inc.” The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011, and to Heritage Global Inc. effective August 22, 2013. The most recent name change more closely identifies the Company with its core auction business, Heritage Global Partners, Inc.

     The organization chart below outlines the basic corporate structure of the Company as of the filing date of this Report. Please note that on March 20, 2014, the Company’s majority shareholder, Counsel Corporation (together with its subsidiaries, “Counsel”). declared a dividend of all of its shares of the Company, payable on April 30, 2014 to Counsel’s common shareholders of record on April 1, 2014.

Asset liquidation

     The Company’s asset liquidation business is its principal operating segment, and the Company’s objective is to be the leading resource for clients requiring capital asset solutions. The asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales.

     The Company expanded its asset liquidation operations in the second quarter of 2011, when HG LLC acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”). Equity Partners is a boutique investment banking firm and provider of financial solutions for distressed businesses and properties. It was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. The combined operations of HG LLC and Equity Partners thus serve a variety of clients at different stages of the distressed business and surplus asset continuum.

     In February 2012 the Company increased its in-house asset liquidation expertise via its acquisition of 100% of the outstanding equity of Heritage Global Partners Inc. (“HGP”), a full-service, global auction, appraisal and asset advisory firm. This transaction is discussed in Note 2 of the audited consolidated financial statements.

     The acquisition and integration of HGP created additional global opportunities, and in the fourth quarter of 2012, the Company launched Heritage Global Partners Europe (“HGP Europe”). Through its wholly-owned subsidiary Heritage Global Partners UK Limited, the Company opened three European-based offices, one each in the United Kingdom, Germany and Spain. The European operations began earning revenue in the third quarter of 2013, and management believes that HGI’s expanded global platform will both provide its customer base with an array of value-added capital asset solutions, and achieve the Company’s long-term goal of growing its principal and fee-based revenue channels.

     As discussed in Note 11 of the audited consolidated financial statements included in Item 15 of this Report, effective June 30, 2013 the Company’s Co-CEOs terminated their employment with both the Company and HG LLC, and departed the Company along with the personnel in the New York and Los Angeles offices of HG LLC. Following their departure, the managing partners of HGP are leading HG LLC. The senior managing director of Equity Partners continues to lead Equity Partners.

     HGI remains focused on building a sustainable, long-term global capital asset solutions business. Following the change in HG LLC’s management, the Company is concentrating its asset liquidation operations on HGP’s auction and appraisal business, as well as on Equity Partners’ customized financial solutions business. However, the Company expects that its future operations will continue to include asset acquisition and monetization transactions.

Intellectual property licensing

     In 1994, the Company began operating as an Internet service provider, and in 1998 deployed its real-time IP communications network platform, which represented the first nationwide, commercially viable VoIP platform of its kind. The Company continued operations in the telecommunications business until the third quarter of 2005.

     In 2002, the U.S. Patent and Trademark Office issued U.S. patent No. 6,438,124 (the “C2 Patent”) for the Company’s Voice Internet Transmission System, which encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. In May 2003 the Company disposed of its domestic U.S. VoIP network, but retained all of its intellectual property rights and patents.

     Also in 2003, the Company added to its VoIP patent holdings when it acquired U.S. Patent No. 6,243,373, “Method and Apparatus for Implementing a Computer Network/Internet Telephone System” (the “VoIP Patent”), which included a corresponding foreign patent and related international patent applications. The VoIP Patent, together with the C2 Patent and related international patents and patent applications, form the Company’s international VoIP Patent Portfolio (the “Portfolio”) that covers the basic process and technology that enable VoIP communication as used in the market today. As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net earnings from the Portfolio. To date the Company has recognized aggregate revenue of $17,825 from settlement and licensing agreements and paid $2,630 to the vendor.

     All activities relating to the Company’s licensing of the Portfolio, or its other intellectual property, constitute the Company’s Intellectual Property Licensing operating segment. HGI’s target market consists of carriers, equipment manufacturers, service providers and end users in the IP telephone market who are using HGI’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications. The Company’s objective is to obtain ongoing licensing and royalty revenue from the target market for its patents.

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

Other

     In July 2013, the Company recorded intellectual property licensing revenue of $624 upon the sale of a licensing agreement to the Company’s former Co-CEOs. This transaction is discussed in more detail in Note 11 of the audited consolidated financial statements.

Employees

     As of December 31, 2013, HGI had thirty-four employees. Three of them are employed directly by Equity Partners, and twenty-five are employed by HGP. Six employees are also employees of Counsel, and, except for the President, their salaries are paid by Counsel. Under the terms of a management services agreement (the “Agreement”), as described in Item 11 of this Report, the Counsel employees provide management and administrative services to HGI and the associated costs are allocated to HGI. The President has a separate employment arrangement with HGI, as discussed in Item 11. The Agreement is discussed in more detail in Note 11 of the audited consolidated financial statements.

Industry and Competition

     Asset liquidation
     Our asset liquidation business is involved primarily in the auction, appraisal and asset advisory services provided by HGP and HGP Europe. It also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, the Company competes with other liquidators, auction companies, dealers and brokers. It competes for potential purchasers with other liquidators and auction companies, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some of our competitors have significantly greater financial and marketing resources and name recognition.

     The Company’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures allow us to have access to more opportunities, and to mitigate some of the competition from the market’s larger participants. Our objective is to be the leading resource for clients requiring capital asset solutions.

     Intellectual Property Licensing
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

     The Company’s objective is to have telecommunications service providers (“TSPs”), equipment suppliers (“ESs”) and end users license its patents. In this regard, its competition is existing technology, outside the scope of its patents, which allows TSPs and ESs to deliver communication services to their customers. While we believe that there will be continued proliferation of VoIP technology and that this proliferation will occur within the context of our patents, there is no certainty that this will occur, and/or that it will occur in a manner that requires organizations to license our patents.

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

     Legislation in the United States, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, has increased public companies’ regulatory and compliance costs as well as the scope and cost of work provided by independent registered public accountants and legal advisors. The mandatory adoption of XBRL reporting in 2011 has also increased the Company’s costs paid to third party service providers. As regulatory and compliance guidelines continue to evolve, we expect to continue to incur costs, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

Available Information

     HGI is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that HGI file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website at http://www.sec.gov that contains periodic reports, proxy and information statements, and other information regarding issuers, including HGI, which file electronically with the SEC. In addition, HGI’s Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company makes available free of charge through its web site, http://www.heritageglobalinc.com (follow Investor Relations tab to link to “SEC Filings”) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors.

     You should carefully consider and evaluate these risk factors, as any of them could materially and adversely affect our business, financial condition and results of operations, which, in turn, can adversely affect the price of our securities.

We face significant competition in our asset liquidation business.
     Our asset liquidation business depends on our ability to successfully obtain a continuous supply of auction or appraisal contracts, or distressed and surplus assets for profitable resale to third parties. In this regard, we compete with numerous other organizations, some of which are much larger and better-capitalized, with greater resources available for both asset acquisition and associated marketing to potential customers. Additionally, some competitors have a longer history of activity in the asset liquidation business, and may have advantages with respect to accessing both deals and capital.

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
     Since the establishment of our asset liquidation business in 2009, we have experienced significant growth. This has occurred through the acquisitions of Equity Partners in 2011 and HGP in 2012, as well as through the expansion of our operations to Europe during the second half of 2012. This growth requires increased investment in personnel, systems and facilities. In the absence of continued revenue growth, the Company’s operating margins could decline from current levels. Additional acquisitions will be accompanied by such risks as exposure to unknown liabilities of acquired businesses, unexpected acquisition expenses, greater than anticipated investments in personnel, systems and facilities, the expense of integrating new and existing operations, diversion of senior management resources, and dilution to existing shareholders. Failure to anticipate and manage these risks could have a material adverse effect upon our business and results of operations.

We may become subject to foreign currency exchange rate risk.
     During the last half of 2012, we expanded our operations to the United Kingdom (“UK”), and Europe. Our UK and European operations are conducted in pounds sterling (£) and European euros (€), respectively, rather than $US. Although we expect the European operations to generate sufficient revenue to cover all local operating expenses, it is possible that we may be required to use funds generated by our US operations to meet European obligations as they come due. We would thereby incur exchange rate risk. Failure to anticipate and manage this risk could have a material adverse effect upon our business and results of operations.

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

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”).
     We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Our recent expansion into Europe has increased the risk of non-compliance with the FCPA. Failure to comply with the FCPA could subject the Company to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent upon key personnel.
     Our operations, particularly those of our asset liquidation business, are substantially dependent on the knowledge, skills and performance of several of our executive officers, particularly the President of HGI, both Managing Partners of HGP, and the Senior Managing Director of Equity Partners. The loss of any of these officers could damage key relationships, and result in the loss of essential information and expertise. As our operations expand, we will be required to hire additional employees, and may face competition for them. Therefore, either the loss of the services of the above existing officers, or the inability to attract and retain appropriately skilled new employees, could have a material adverse effect upon our business and results of operations.

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
     Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share. The Board is authorized to determine the rights and preferences of any additional series or class of preferred stock. The Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that are senior to our shares of common stock or that could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of HGI.

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

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2013, we do not have any preferred stock outstanding that has any preferential dividends.

Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties.

     The Company, in connection with its asset liquidation business, leases office space in Foster City, CA and San Diego, CA. The Foster City space is 19,000 square feet and its lease is in effect until July 31, 2016. The San Diego space is 1,235 square feet and its lease is in effect until December 11, 2015.

     The Company also, in connection with its asset liquidation business, rents approximately 300 square feet of office space in Easton, MD, and approximately 320 square feet of office space in Farmington Hills, MI, on a month to month basis. It also has short term leases on approximately 100 square feet of office space in Kirkland, WA. The leases expire in March 2014.

     The Company, in connection with its intellectual property licensing business, rents approximately 200 square feet of office space in Marshall, TX on a month to month basis for a nominal amount. Should the Company be required to vacate these premises, ample alternative space is available.

     Since 2005, the majority of the accounting and reporting functions have been carried out from the corporate office of the Company’s majority stockholder, Counsel, located in Toronto, Ontario, Canada. The Company is not required to pay rent or other occupancy costs to Counsel. These services are provided pursuant to a management services agreement (the “Agreement”). See Note 11 of the audited consolidated financial statements for further discussion of the Agreement.

Item 3. Legal Proceedings.

Intellectual Property Enforcement Litigation
     On August 27, 2009 the Company’s wholly-owned subsidiary, C2 Communications Technologies Inc., filed a patent infringement lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc. The complaint was filed in the United States District Court for the Eastern District of Oklahoma and alleged that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373. The complaint sought an injunction, monetary damages and costs. In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation and Telephone and Data Systems, Inc. was dismissed without prejudice. Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas. A trial date was set for March 13, 2013, but in the first quarter of 2013 the Company entered into a settlement and license agreement with the remaining defendant. The Company received $200 in relation to this settlement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Shares of our common stock, $0.01 par value per share, are quoted in the OTC market (“OTCQB”) under the symbol “HGBL.OB”.

     The following table sets forth the high and low prices for our common stock, as quoted on the OTCQB, for the calendar quarters from January 1, 2012 through December 31, 2013, based on inter-dealer quotations, without retail mark-up, mark-down or commissions. These prices may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2012	$2.80	$1.10
June 30, 2012	2.10	1.21
September 30, 2012	1.99	0.28
December 31, 2012	1.43	1.01

March 31, 2013	$1.10	$0.51
June 30, 2013	1.05	0.51
September 30, 2013	0.80	0.52
December 31, 2013	0.75	0.01

     On March 19, 2014, the closing price for a share of the Company’s common stock was $0.70.

Holders

     As of March 19, 2014, the Company had approximately 241 holders of common stock of record.

Dividends

     To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2013, we do not have any preferred stock outstanding which has any preferential dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth, as of December 31, 2013, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

			Number of
			securities
			remaining available
			for future issuance
			under equity
			compensation plans
	Number of Securities to be	Weighted-average	(excluding
	issued upon exercise of	exercise price of	securities reflected
Plan Category (1)	outstanding options	outstanding options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2003 Stock Option and Appreciation Rights Plan	1,275,000	$ 1.61	725,000

1997 Recruitment Stock Option Plan	—	—	370,000

1995 Directors Stock Option and Appreciation Rights Plan	—	—	12,500

1995 Employee Stock Option and Appreciation Rights Plan	—	—	20,000

Equity compensation plans not approved by security holders:

2010 Non-Qualified Stock Option Plan	—	—	—

Equity Partners Plan	230,000	1.83	—

Heritage Global Partners options issued upon acquisition	625,000	2.00	—

Total	2,130,000	$ 1.75	1,127,500

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

Liquidity and Capital Resources

     Liquidity

     At December 31, 2013 the Company had a working capital deficit of $3,174, as compared to a working capital deficit of $2,348 at December 31, 2012. A significant change in the Company’s working capital during 2013 was the receipt of $2,929 that was receivable from a related party, Counsel, at December 31, 2012, together with additional net advances totalling $2,550 from the same party. The other significant changes in the Company’s current assets were an increase of $602 in amounts receivable, and decreases of $1,464 and $590 in deposits and deferred income taxes, respectively. Cash decreased by $1,101. The most significant change within current liabilities was a decrease of $9,445 in debt payable to third parties. This was partially offset by an increase of $2,095 in accounts payable and accrued liabilities.

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

     During 2013, the Company’s primary sources of cash were the operations of its asset liquidation business, borrowings under the associated Credit Facility, and net advances of $5,479 from Counsel. The advances from Counsel were used to partially repay the Credit Facility. The Company also received $839 of cash distributions from its equity accounted investments. Cash disbursements, other than those related to the repayment of third party debt in the net amount of $9,445, were primarily related to operating expenses.

     It should be noted that generally accepted accounting principles in the United States of America (“GAAP”) require the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $4,284 and $7,348 at December 31, 2013 and 2012, respectively.

     The Company is continuing to pursue licensing and royalty agreements with respect to its patents. However, the Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

     The Company’s portfolio investments are in companies that are not publicly traded, and therefore these investments are illiquid. The Company’s investments were made with the objective of recognizing long-term capital gains, and neither the amount nor the timing of such gains can be predicted with any certainty.

Ownership Structure and Capital Resources

  At December 31, 2013 the Company had stockholders’ equity of $39,497, as compared to $46,012 at December 31, 2012.

  At December 31, 2012, and until July 25, 2013, the Company was 71.3% owned, and therefore controlled, by Counsel. The Company’s Co-CEOs each owned 7.0%, the former owners of HGP and a single investor each owned 3.5%, and the remaining public stockholders owned 7.7%. Upon the departure of the Co-CEOs in the third quarter of 2013, and the associated return and cancellation of 800,000 shares on July 26, 2013, as discussed in Note 11 of the audited consolidated financial statements, Counsel’s ownership increased to 73.3%. That of the former Co-CEOs decreased to 5.8% each, that of the former owners of HGP and the single investor increased to 3.6% each, and that of the remaining public stockholders increased to 7.9%.

  On April 1, 2013, Counsel announced that its Board of Directors had approved a plan to focus Counsel’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in HGI. In order for Counsel to accomplish the disposition of its interest in HGI, on March 20, 2014, Counsel declared a dividend of all of its shares of the Company, payable on April 30, 2014 to Counsel’s common shareholders of record on April 1, 2014. HGI and Counsel have agreed to enter into a management services agreement (the “Services Agreement”) under which Counsel will continue to provide management and other services to HGI. For more detail regarding the Services Agreement, see Note 11 in the audited consolidated financial statements.

     Cash Position and Cash Flows

     Cash at December 31, 2013 was $3,213 compared to $4,314 at December 31, 2012.

     Cash provided by or used in operating activities. Cash provided by operating activities during 2013 was $2,261, as compared to cash used of $4,802 in 2012, an increase of $7,063. In both 2013 and 2012, the operations of the Company’s asset liquidation business were the primary source of cash receipts and disbursements.

     In 2013 the Company had a loss of $6,396 from continuing operations, as compared to a loss of $1,813 in 2012. During 2013, the Company’s largest non-cash operating expense was for stock-based compensation. This was $532 in 2013 as compared to $1,647 in 2012. The decrease is primarily due to the fact that in 2012 the Company acquired intellectual property licensing agreements from its Co-CEOs in return for 800,000 shares with a fair value of $1,054, which under GAAP was required to be recorded as stock-based compensation. There were no similar transactions during 2013.

     During 2013, the Company had non-cash revenue of $624 relating to the return of the above intellectual property licensing agreements to the Co-CEOs. Also, during 2012, the Company recorded inventory write downs totaling $573; there were no similar transactions during 2013. The Company recorded $126 as earnings from non-asset liquidation equity accounted investments during 2013, primarily related to Polaroid, as compared to a loss of $112 during 2012.

     During 2013, the most significant change in the Company’s consolidated operating assets and liabilities was a decrease of $2,911 in deferred income tax assets, as compared to an increase of $973 in 2012. This change was primarily due to the Company recording a valuation allowance of $4,740 in 2013; there were no similar transactions in 2012. As well, in 2013 the changes in the Company’s consolidated operating assets and liabilities reflected a full year of HGP operations, as compared to the inclusion of only ten months in 2012. This, combined with a shift in the Company’s operations towards fee-based revenue rather than asset disposition revenue resulted in some significant changes. In 2013 deposits decreased by $1,464 as compared to increasing by $1,412 in 2012, inventory decreased by $242 as compared to increasing by $4,327 in 2012, asset liquidation investments decreased by $2,238 as compared to increasing by $163 in 2012, and accounts payable and accrued liabilities increased by $2,058 as compared to increasing by $817 in 2012. However, amounts receivable increased by $602 in 2013 as compared to decreasing by $728 in 2012.

     Cash provided by or used in investing activities. Net cash provided by investing activities during 2013 was $773, as compared to $2,138 cash used during 2012. In 2012, the most significant transaction was the net cash outflow of $2,344 in connection with the Company’s acquisition of HGP; there were no acquisitions in 2013. In 2013 the Company received $806 in cash distributions from its investment in Polaroid, and $33 in cash distributions from its investment in Knight’s Bridge GP, compared to total distributions of $295 in 2012, primarily from Polaroid. Additional investments in Polaroid were $56 and $61 in 2013 and 2012, respectively. In 2013 the Company invested $10 in property, plant and equipment as compared to investing $28 in 2012.

     Cash provided by or used in financing activities. Net cash of $4,135 was used in financing activities during 2013, as compared to cash provided of $4,582 in 2012. In 2013 the Company repaid net cash of $9,456 to its third party lender, compared to receiving net cash of $7,751 in 2012. In 2013, the Company received net cash of $5,311 from Counsel, as compared to repaying net cash of $3,183 in 2012. In 2013 the Company received $10 with respect to the exercise of 30,000 options, as compared to receiving $14 in 2012 with respect to the exercise of 31,750 options.

Consolidated Results of Operations

The operating results for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Revenue:
Asset liquidation
Asset sales	$2,046	$7,901
Commissions and other	6,022	6,227
Total asset liquidation revenue	8,068	14,128
Intellectual property licensing	824	—
Total revenue	8,892	14,128

Operating costs and expenses:
Asset liquidation	2,706	7,090
Patent licensing and maintenance	191	50
Selling, general and administrative, including expenses paid to related parties	9,660	11,057
Depreciation and amortization	472	407
Total operating costs and expenses	13,029	18,604
	(4,137)	(4,476)
Earnings of equity accounted asset liquidation investments	1,200	2,023
Operating loss	(2,937)	(2,453)
Other income (expenses):
Other income	—	64
Interest expense	(556)	(290)
Total other income (expenses)	(556)	(226)
Loss from continuing operations before the undernoted	(3,493)	(2,679)
Income tax expense (recovery)	3,029	(978)
Earnings (loss) of equity accounted investments (net of $0 tax)	126	(112)
Net loss	$(6,396)	$(1,813)

     Asset liquidation revenue has several components: 1) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt, 2) more traditional asset disposition services, such as commissions from on-site and webcast auctions, liquidations and negotiated sales, and 3) fees earned for management advisory services. The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments. As a result of both the acquisition of HGP in the first quarter of 2012, and the departure of the former Co-CEOs in the third quarter of 2013, the Company’s revenues are increasingly earned from services rather than from acquisition and disposition of assets, or from asset liquidation investments.

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

     2013 Compared to 2012

     Asset liquidation revenues were $8,068 in 2013 compared to $14,128 in 2012, asset liquidation expense was $2,706 in 2013 compared to $7,090 in 2012, and earnings of equity accounted asset liquidation investments were $1,200 in 2013 compared to $2,023 in 2012. The net earnings of these three items were therefore $6,562 in 2013 compared to $9,061 in 2012. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The lower net earnings in 2013 reflect the unpredictability of the timing of asset liquidation transactions.

     Intellectual property licensing revenue was $824 in 2013, compared to $0 in 2012. It consisted of $200 revenue from a settlement and licensing agreement entered into with the defendant in a patent infringement lawsuit, and $624 revenue from the sale of an intellectual property licensing agreement to the Company’s former Co-CEOs.

     Patent licensing and maintenance expense was $191 in 2013 compared to $50 in 2012. The increased expense is related to the settlement and licensing agreement referenced above.

     Selling, general, administrative and other expense, including expenses paid to related parties, was $9,660 for the year ended December 31, 2013 as compared to $11,057 for the year ended December 31, 2012. The significant changes included:

  Compensation expense in 2013 was $6,200 compared to $7,500 in 2012. In 2013, compensation paid to HG LLC employees was $1,986, as compared to $3,159 paid in 2012. The decrease reflects the departure of the Co-CEOs and other HG LLC employees in the third quarter of 2013. In 2013, salary and benefits expense for HGP was $3,546, as compared to $2,556 paid in 2012. The increase reflects expanded operations, as well as the inclusion of a full year of expense in 2013. With respect to HGI’s operations, the salary earned by the President of HGI remained unchanged at $138. In 2013, bonuses of $194 were recorded for HG LLC and Equity Partners employees, compared to $509 in 2012. Stock-based compensation expense decreased by $1,115, from $1,647 in 2012 to $532 in 2013, for two reasons. In 2013, there was an expense reversal of $50, associated with unvested options that were forfeited by the Co-CEOs and other HG LLC employees who departed the Company. Also, in the third quarter of 2012, $1,053 was expensed in association with the issue of 800,000 shares to the Co-CEOs in exchange for an intellectual property license. There were no similar transactions in 2013.

  Legal expenses in 2013 were $307, compared to $354 in 2012. The decrease is primarily due to lower expense associated with the asset liquidation operations. In 2012 the Company incurred more expense related to the expansion of its operations.

  Accounting and tax consulting expenses in 2013 were $223 compared to $307 in 2012. The decrease is primarily due to reduced complexity in the Company’s operations as its asset liquidation business has become more established. In 2012 the Company incurred expenses related to its acquisition of HGP; there were no similar expenses in 2013.

  Consulting expense, including fees paid to our Board of Directors, was $650 in 2013 as compared to $464 in 2012.

  Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $434 in 2013 and $435 in 2012. See Item 13 of this Report for details regarding these items.

  Uncompleted asset liquidation deal expenses were $50 in 2013 as compared to $71 in 2012.

  Insurance, including directors and officers liability insurance, was $102 in 2013 as compared to $138 in 2012.

  Advertising, promotion and public relations expense was $256 in 2013 as compared to $345 in 2012.

  Travel and entertainment expense was $558 in 2013 as compared to $659 in 2012, and in both years was primarily related to the Company’s asset liquidation operations.

  Office rent was $375 in 2013 as compared to $392 in 2012, and related solely to the operations of the Company’s asset liquidation business.

     Depreciation and amortization expense was $472 during 2013, compared to $407 in 2012. In 2013, $453 represents amortization of the intangible assets recognized in connection with the acquisition of HGP, and the remaining $19 represents depreciation of property, plant and equipment. In 2012, amortization of the intangible assets was $376 and depreciation was $31.

     Other income (expense) and earnings of other equity accounted investments – the significant items included:

  Other income was $0 in 2013, as compared to other income of $64 in 2012. In 2012, it consisted of settlement income of $46 and interest income of $18.

  In 2013, the Company recorded $126 as its share of income from its equity accounted investments, as compared to losses of $112 in 2012. In 2013, this consisted of $94 income from Polaroid and $32 income from Knight’s Bridge GP. In 2012, the amount consisted of a loss of $116 from Polaroid and income of $4 from Knight’s Bridge GP.

     Income tax expense (recovery) was an expense of $3,029 in 2013 as compared to a recovery of $978 in 2012. The expense in 2013 is primarily due to the Company recording a valuation allowance of $4,740 with respect to the Company’s deferred income tax assets. There were no similar transactions in 2012.

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

     Significant estimates required in the preparation of the audited consolidated financial statements included in Item 15 of this Report include the assessment of collectability of revenue recognized, and the valuation of amounts receivable, inventory, investments, assets and liabilities acquired, deferred income tax assets, goodwill and intangible assets, liabilities, and stock-based compensation. These estimates are considered significant because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

     Amounts receivable
     The Company’s amounts receivable are primarily related to the operations of its subsidiaries HG LLC, Equity Partners and HGP. They consist of three major categories: fees and retainers relating to appraisals and auctions, receivables from asset sales, and receivables from Joint Venture partners. The initial value of an amount receivable corresponds to the fair value of the underlying goods or services. To date all receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding amount receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. Collectability is determined on the basis of payment history.

     To date, the Company has not experienced significant collectability issues with respect to its amounts receivable. In the third quarter of 2013, $28 was identified as uncollectible and written off; there were no write-offs in 2012. It should also be noted that amounts receivable associated with auction sales and the sale of distressed assets are typically due upon asset delivery, which facilitates early identification of potential collectability issues.

     The Company does not issue interest-bearing notes receivable in the normal course of its operations.

     Inventory
     The Company’s inventory consists of assets acquired for resale by HG LLC and HGP, which are normally expected to be sold within a one-year operating cycle. They are recorded at the lower of cost and net realizable value. Since the commencement of HG LLC’s operations in the second quarter of 2009, the assets’ selling prices have in general been in excess of their cost. However, the Company did record inventory write downs of $573 in 2012, $123 in 2010 and $113 in 2009.

     Asset Liquidation Investments
     Asset liquidation transactions that involve the Company acting jointly with one or more additional purchasers, pursuant to a Joint Venture agreement, are accounted for using the equity method of accounting whereby the Company’s proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated statement of operations as Earnings (Loss) of Equity Accounted Asset Liquidation Investments. At the balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as Asset Liquidation Investments. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities, and records a write down of its investments should the Company conclude that there has been a decline in the value of the net assets. In 2013 the Company recorded inventory write downs of $387, which were reported in Earnings (Loss) of Equity Accounted Asset Liquidation Investments; there were no write downs in prior years. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that the Company undertakes independently, the net assets are similarly expected to be sold within a one-year operating cycle. In assessing its operations and cash flows for internal reporting purposes, the Company regards Asset Liquidation Investments as a current asset. However, GAAP requires that the net investment be reported in the audited consolidated financial statements as a long term asset.

     Investments
     The Company holds investments in two private companies: an equity interest in KPL, LLC (“Polaroid”) and an equity interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”). Both investments are accounted for under the equity method. Under this method, the investments are carried at cost, plus or minus the Company’s share of increases and decreases in the investee’s net assets and certain other adjustments. The Company’s share of the net income or loss of the investee is reported separately in the Company’s income statement, and any return of capital or dividend received from the investee is credited to the investment account. The Company also recognizes any other-than-temporary impairments of equity accounted investments.

     Since neither of these investments is traded on an open market, and they are not convertible into investments that are traded on an open market, significant judgment is involved in estimating their fair values. These fair value estimates are based on Level 3 inputs. For Polaroid, a third party valuation was prepared at December 31, 2013. The Company concluded that its investment was not impaired. The value of Knight’s Bridge GP is primarily based on the value of the investments held by its own equity method investee, the Internet Fund. These investments are also not publicly traded, and their values are estimated using Level 3 inputs, primarily investee financial statements and projections. Based on an analysis of Knight’s Bridge GP and the Internet Fund at December 31, 2013, management concluded that its equity investment was not impaired as at December 31, 2013.

     Assets and liabilities acquired
     In the course of its operations, most recently with respect to the HGP acquisition in February 2012, the Company acquires assets and liabilities as a component of a business combination. Valuations are assigned to the acquired assets and liabilities based on management’s assessment of their fair market value, which assessments may include engaging the services of third parties with valuation expertise. Historically, acquired liabilities have been short term and cash-based, such as accounts payable, and therefore valuation has not required a large degree of judgment. Intangible assets and goodwill related to business combinations have been more complex, and are discussed further below.

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

     At December 31, 2013 the Company’s intangible assets relate to its acquisition of HGP in February 2012, and consist of Customer/Broker Network and Trade Name. The Company engaged the services of an independent third party in order to determine the value of these intangible assets, and the valuation process was completed in the third quarter of 2012. Based on the Company’s assessment at December 31, 2013, these assets were not impaired. See Note 2 and Note 6 for more detail regarding the Company’s intangible assets.

     Goodwill
     Goodwill, which results from the difference between the purchase price and the fair value of net identifiable assets acquired, is not amortized but is tested annually for impairment in accordance with GAAP. Testing is a two-step process, in which the carrying amount of the reporting unit associated with the goodwill is first compared to the reporting unit’s estimated fair value. If the carrying amount of the reporting unit exceeds its estimated fair value, the fair values of the reporting unit’s assets and liabilities are analyzed to determine whether the goodwill of the reporting unit has been impaired. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value as determined by this two-step process. FASB Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) provides the option to perform a qualitative assessment prior to performing the two-step process, which may eliminate the need for further testing. Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

     At December 31, 2013 the Company’s goodwill relates to its acquisition of Equity Partners in June 2011 and its acquisition of HGP in February 2012. The valuation of the goodwill relating to the acquisition of HGP was completed in the third quarter of 2012, together with the valuation of the acquired intangible assets, as discussed above. Valuation tests were performed and no goodwill impairment was identified at December 31, 2013. See Note 2 and Note 6 for more detail regarding the Company’s goodwill.

     Deferred income tax assets
     The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically assesses the value of its deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. The Company evaluates which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards. In 2013, the Company recorded a valuation allowance of $4,740; there were no similar transactions in 2012. For further discussion of the Company’s income taxes, see Note 10 of the audited consolidated financial statements included in Item 15 of this Report.

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

     Asset liquidation revenue
     Asset liquidation revenue generally consists of commissions and fees from acting as the agent for asset sales by third parties, and gross proceeds from auction and negotiated sales of asset inventory. Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured. As noted above under Amounts receivable, asset transactions generally link delivery to payment and therefore revenue recognition presents few ambiguities.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our President and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

     Based on its assessment using these criteria, the Company’s management concluded that the Company‘s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Under our Charter documents, the Board of Directors (the “Board”) is divided into three classes, with the total number of directors to be not less than five and not more than nine. Each director is to serve a term of three years or until his or her successor is duly elected and qualified. As of the date hereof, the Board consists of six members: one Class I director (Mr. Shimer), three Class II directors (Messrs. Toh, Heaton, and Silber) and two Class III directors (Messrs. Turock and Ryan). The following table sets forth the names, ages and positions with HGI of our current directors and executive officers. With the exception of Ross Dove and Kirk Dove, who are brothers, there are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	65	Chairman of the Board and President
Hal B. Heaton	63	Director (2), (3), (4)
Henry Y.L. Toh	56	Director (2), (3), (4)
Samuel L. Shimer	50	Director (2)
David L. Turock	56	Director (2)
J. Brendan Ryan	71	Director (2)
Kenneth Mann	46	Senior Managing Director, Distressed M&A, Equity Partners HG LLC
Ross Dove	61	Managing Partner, Heritage Global Partners Inc.
Kirk Dove	58	Managing Partner, Heritage Global Partners Inc.
Stephen A. Weintraub	66	Executive Vice President, Corporate Secretary and Chief Financial Officer

(1)	As of December 31, 2013.
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee

     Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company:

     Allan C. Silber, Chairman of the Board and President. Mr. Silber was elected to the Board as a Class II director in September 2001. He was appointed as Chairman of the Board in November 2001, a position he held until October 2004, and was again appointed as Chairman of the Board in March 2005. On January 19, 2011, in connection with the appointment of Jonathan Reich and Adam Reich as Co-Chief Executive Officers of HGI, Mr. Silber resigned the position of Chief Executive Officer and assumed the position of President. Mr. Silber is the Chairman and CEO of Counsel Corporation, which he founded in 1979, and the Chairman of Knight’s Bridge Capital Partners Inc., a wholly-owned subsidiary of Counsel that is a financial services provider. Mr. Silber attended McMaster University and received a Bachelor of Science degree from the University of Toronto.

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

     Henry Y.L. Toh, Director. The Board elected Mr. Toh as a Class II director and as Vice Chairman of the Board in April 1992. Mr. Toh has valuable experience as a director with a variety of technology-oriented companies, in addition to extensive hands-on experience as an executive officer of the Company. Mr. Toh became President of HGI in May 1993, Acting Chief Financial Officer in September 1995 and Chairman of the Board in May 1996, and served as such through September 1996. Mr. Toh was appointed as Chairman of the Audit Committee in March 2005. Mr. Toh currently serves as Vice Chairman/Executive Vice President and Director of NuGen Holdings Inc. (formerly InovaChem, Inc.), a research, development and production company specializing in Axio flux electric motor systems, since January 2008, and President and CEO of Amerique Investments International Corporation since 1992. He previously served as Executive Vice President and a director of NuGen Holdings Inc., from February 2008 to December 2009. Mr. Toh has served as a director of iDNA, Inc., a specialized finance and entertainment company, since 1999; a director of Teletouch Communications, Inc., a retail provider of internet, cellular and paging services, since 2002; a director of Isolagen, Inc., a biotechnology company, from 2003 until 2009; and a director of American Surgical Holdings, Inc. from 2007 to April 2011. Mr. Toh is a graduate of Rice University.

     Samuel L. Shimer, Director. Mr. Shimer was appointed by the Board as a Class I director on April 15, 2001 to fill a Board vacancy. Mr. Shimer has extensive expertise in mergers and acquisitions, including those transactions that occurred while he was an officer of the Company and Counsel, where he was initially employed as a Senior Vice President, Mergers & Acquisitions and Business Development in July 1997. He was appointed Managing Director in February 2000 and he terminated his employment with the Company in February 2004 to join J. H. Whitney & Co., a private equity fund management company, where he remained as a Partner until December 2009. Mr. Shimer is currently Managing Director of SLC Capital Partners, LP, a private equity fund that he co-founded in April 2010. From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal. Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master’s of Business Administration degree from Harvard Business School.

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

     Kenneth Mann, Senior Managing Director, Distressed M&A, Equity Partners HG LLC. Mr. Mann has been employed by the Company since March 2011, when he joined the Company in connection with its acquisition of Equity Partners. Prior to the acquisition, Mr. Mann was a Partner at Equity Partners since 1995, and a Managing Partner since September 2002. During his career, Mr. Mann has had extensive experience handling investment banking services for distressed businesses operating in a wide variety of industries. Mr. Mann holds a Bachelor of Science Degree in Business Administration from Salisbury University. He began sponsoring events with the American Bankruptcy Institute in 1995, became a member in March 2003, and has served on its Asset Sales Committee since 2003.

     Ross Dove, Managing Partner, Heritage Global Partners Inc. Together with his brother, Kirk Dove, Mr. Dove joined the Company when HGI acquired HGP in February 2012. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. The Messrs. Dove remained as global presidents of the business until September 2009, and then formed HGP in October 2009. During his career, Mr. Dove has been actively involved in auction industry advances such as theatre-style auctions, which was a first step in migrating auction events onto the Internet. Mr. Dove has been a member of the National Auctioneers Associations since 1985, and a founding member of the International Auctioneers Association. He served as a director of Critical Path from January 2002 to January 2005 and has served on the boards of several venture funded companies.

     Kirk Dove, Managing Partner, Heritage Global Partners Inc. Together with his brother, Ross Dove, Mr. Dove joined the Company when HGI acquired HGP in February 2012. Mr. Dove began his career in the auction business over twenty-five years ago, including, along with his brother, the position of global president of DoveBid, which was sold to a third party in 2008. The Messrs. Dove remained as global presidents of the business until September 2009, and then formed HGP in October 2009. In addition to his experience with the auction business, Mr. Dove was employed at Merrill Lynch for several years as a Senior Account Executive. Mr. Dove holds a Bachelor of Sciences degree in Business from Northern Illinois University. He is a Senior ASA Member of the American Society of Appraisers, and has been a member of the National Auctioneers Associations since 1985.

     Stephen A. Weintraub, Executive Vice President, Corporate Secretary and Chief Financial Officer. Mr. Weintraub was appointed Senior Vice President and Secretary of HGI in December 2002. Mr. Weintraub was elected as a Class I director on November 26, 2003, and served as a director until June 15, 2004. He became an Executive Vice President in October 2005 and was appointed Chief Financial Officer in December 2005. Mr. Weintraub joined Counsel in June 1983 as Vice President, Finance and Chief Financial Officer. He has been and is an officer and director of Counsel and various Counsel subsidiaries. He has been Secretary of Counsel since 1987 and was appointed Senior Vice President in 1989. In December 2004, Mr. Weintraub was promoted to Executive Vice President and Secretary and became Chief Financial Officer again in December 2005. Mr. Weintraub received a Bachelor’s degree in Commerce from the University of Toronto in 1969, qualified as a Chartered Accountant with Clarkson, Gordon (now Ernst & Young LLP) in 1972 and received his law degree (LL.B.) from Osgoode Hall Law School, York University in 1975.

     Each officer of HGI has been appointed by the Board and holds his office at the discretion of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of HGI with the SEC. Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

     Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2013.

Code of Ethics

     HGI has adopted a code of ethics that applies to its employees, including its principal executive, financial and accounting officers or persons performing similar functions. The HGI Code of Conduct (the “Code”) can be found on the Company’s website at http://www.heritageglobalinc.com (follow Corporate Governance link to Governance Documents tab). The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to its principal executive, financial and accounting officers or persons performing similar functions by posting such information on its website at the website address set forth above.

Corporate Governance

Board Leadership and Risk Oversight

     HGI is a small organization, with a market capitalization at December 31, 2013 of approximately $20.0 million, of which approximately 73.3% was owned by its majority shareholder, Counsel. Mr. Allan Silber is the Chairman and CEO of Counsel, and he also assumes the roles of Chairman and President at HGI. Also, as noted above, Mr. Stephen Weintraub has the role of CFO for both Counsel and HGI. Consequently, HGI’s operations have been largely directed by Counsel. In prior years, prior to HGI’s entry into the asset liquidation business, HGI’s operations were principally funded by Counsel. The Board does not have a lead independent director since, given the relatively modest size and scale of the Company’s operations, the Company believes the Board, as a whole, effectively oversees the strategic priorities of the Company and its operations.

     HGI’s operations, even following the acquisition of HGP in the first quarter of 2012 and its expansion into Europe in the fourth quarter of 2012, are relatively modest. It has few employees, as detailed in Item 11 of this report. It therefore requires limited oversight by the Board. As such, the Board meets quarterly to review and approve the Company’s operating results. It meets annually to review and approve the Company’s strategy and budget. Material matters such as acquisitions and dispositions, investments and business initiatives are approved by the full Board.

Board Meetings and Committees

     The Board held six meetings during the fiscal year ended December 31, 2013. The Board has designated two standing committees: the Audit Committee and the Compensation Committee. HGI does not have a nominating or a corporate governance committee. However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board. There are no specific criteria for Director nominees, and the Company does not specifically consider diversity with respect to the selection of its Board nominees. Given the Company’s limited operations, the Company believes that it would have difficulty identifying and attracting a diverse selection of candidates. To date, it has been deemed most effective to nominate and appoint individuals who are either former employees with detailed knowledge of the business, such as Mr. Toh and Mr. Shimer, individuals with expertise that is unique to the Company’s operations, such as Mr. Turock, or individuals with expertise that will be of value as the Company expands its market presence, such as Mr. Ryan. There has been no material change in the procedures by which our shareholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee
     The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Toh (Chairman) and Dr. Heaton, both independent directors. The Audit Committee held four meetings during the fiscal year ended December 31, 2013. On June 9, 2000, the Board approved HGI’s Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter is available on the Company’s website www.heritageglobalinc.com.

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

  our compensation philosophy and program;
  the objectives of our compensation program;
  what our compensation program is designed to reward;
  each element of compensation;
  why we choose to pay each element;
  how we determine the amount for each element; and
  how each compensation element and our decision regarding that element fit into our overall compensation objectives and affect decisions regarding other elements, including the relationship between our compensation objectives and our overall risk management.

     In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate. In addition to the named executive officers discussed below, the Company has only twenty-five salaried employees. As their compensation does not contain any elements that promote risk-taking, and thus could not have a material adverse effect on the Company, this compensation requires no discussion.

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

     We set compensation by establishing targeted compensation levels for each senior executive and allocating that compensation amount, where appropriate, among base salary, merit-based compensation bonuses, and long-term equity compensation. At the highest and most senior levels, we offer incentive based compensation to reward company-wide performance and to maximize future profitability, stock appreciation and shareholder value.

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

Our Named Executive Officers

     This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2013, our named executive officers consisted of the following officers:

     Allan C. Silber - our President and Chairman of the Board. Mr. Silber is the Chairman and CEO of Counsel Corporation, our majority shareholder, which he founded in 1979.

     Stephen A. Weintraub – our Executive Vice President, Corporate Secretary and Chief Financial Officer since December 2005. Mr. Weintraub is the Executive Vice President, Corporate Secretary and Chief Financial Officer of Counsel Corporation. The Company pays no compensation directly to Mr. Weintraub, as his services are included in the management services agreements between the Company and Counsel, as discussed in Item 13 of this Report.

     Kenneth Mann – Senior Managing Director, Distressed M&A, Equity Partners. Mr. Mann has held this position prior to and since the Company’s acquisition of Equity Partners in June 2011.

     Ross Dove and Kirk Dove – Managing Partners, HGP. The Messrs. Dove, who are brothers, are the founders of HGP, which was acquired by the Company in February 2012.

     Jonathan Reich and Adam Reich – Former Co-CEOs of HGI and HG LLC. The Messrs. Reich, who are brothers, were appointed to these positions on January 19, 2011, and departed the Company effective June 30, 2013.

     Mr. Silber, Mr. Weintraub and Messrs. Reich were our named executive officers during 2012.

Elements of Compensation

     Base Salaries

     Unless specified otherwise in their employment agreements, the base salaries of the Company’s named executive officers are evaluated annually. In evaluating appropriate pay levels and salary increases for such officers, the Compensation Committee uses a subjective analysis, considering achievement of the Company’s strategic goals, level of responsibility, individual performance, and internal equity and external pay practices. In addition, the Committee considers the scope of the executives’ responsibilities, taking into account competitive market compensation for similar positions where available, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by our Board and Compensation Committee. The Compensation Committee does not use any specific benchmark in the determination of base salaries.

     Base salaries are reviewed annually by our Compensation Committee and our Board, and adjusted from time to time pursuant to such review or at other appropriate times, in order to align salaries with market levels after taking into account individual responsibilities, performance and experience.

     During 2013 and 2012, all of the Company’s named executive officers, with the exception of Mr. Weintraub, were paid employees. As noted above, the Company’s President, Mr. Allan Silber, is also the CEO of Counsel. Mr. Silber’s annual salary of $137.5, and a discretionary bonus of up to 100% of his base salary, have been fixed at these amounts since 2005.

     Mr. Mann earns a base salary of $375 and is eligible for a performance bonus as described below.

     The Messrs. Dove each earn base salaries of $300 and are eligible for discretionary bonuses of up to 50% of their base salaries. Their employment agreements are for a term of five years, commencing February 29, 2012, after which they are automatically renewed for successive one-year terms.

     The Messrs. Reich each earned base salaries of $500 and were eligible for discretionary bonuses of up to 50% of their base salaries.

     Bonuses

     Bonus awards are designed to focus management attention on key operational goals for the current fiscal year. Our executives may earn a bonus based upon achievement of their specific operational goals and achievement by the Company or business unit of its financial targets. Cash bonus awards are distributed based upon the Company and the individual meeting performance criteria objectives. The final determination for all bonus payments is made by our Compensation Committee based on a subjective analysis of the foregoing elements.

     We set bonuses based on a subjective analysis of certain performance measures in order to maximize and align the interests of our officers with those of our shareholders. Although performance goals are generally standard for determining bonus awards, we have and will consider additional performance rating goals when evaluating the bonus compensation structure of our executive management. In addition, in instances where the employee has responsibility over a specific area, performance goals may be directly tied to the overall performance of that particular area.

     Mr. Silber is entitled to a bonus of up to 100% of his annual salary. No bonus was awarded for 2013 or 2012.

     Mr. Mann is eligible for a performance bonus calculated as 80% of the amount by which Equity Partners HG LLC’s earnings exceed $200, to a maximum of $187.5 (50% of Mr. Mann’s annual salary). In 2013 he earned a bonus of $151.925 and in 2012 he earned a bonus of $187.5.

     The Messrs. Dove are eligible to receive an annual bonus of up to 50% of their annual salaries. They did not receive a bonus in either 2013 or 2012.

     The Messrs. Reich were eligible to receive an annual bonus of up to 50% of their annual salaries. In 2013, they did not receive any bonus. In 2012, each of the Messrs. Reich received a bonus of $146.25.

     As the bonuses described above, with the exception of Mr. Mann, can only be awarded at the discretion of the Compensation Committee, they do not encourage inappropriate risk-taking on the part of the named executive officers, nor represent a risk to the Company. As Mr. Mann’s bonus is closely tied to the Company’s performance, it also does not encourage inappropriate risk-taking on his part.

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

     We believe that stock options will continue to be used as the predominant form of stock-based compensation. During 2011, Mr. Silber was granted 250,000 options, and the Messrs. Reich were each granted 625,000 options to purchase common stock. No options were granted to any of our named executive officers during 2012. However, during 2012 the Company issued 400,000 shares of common stock to each of the Messrs. Reich in return for an intellectual property licensing agreement, and this was deemed to be an award of stock-based compensation. During 2013, Mr. Mann was granted 150,000 options to purchase common stock.

     Other Benefits

     The additional benefits provided to the named executive officers during 2013 were the payment of an automobile allowance to Mr. Ross Dove and each of the Messrs. Reich, payments of gross-ups for taxes to each of the Messrs. Reich, and health insurance premiums and Social Security for Mr. Mann, the Messrs. Dove and the Messrs. Reich. During 2012, both of the Messrs. Dove and both of the Messrs. Reich were paid an automobile allowance, and health insurance premiums and Social Security were paid for Mr. Mann, the Messrs. Dove and the Messrs. Reich. There were no pension or change in control benefits in either 2013 or 2012.

     Upon termination without cause, the Messrs. Dove would be entitled to a severance benefit of twelve months’ base salary, and a pro rata share of the bonus payable in the fiscal year of termination.

     Tax Considerations

     Section 162(m) of the Internal Revenue Code places limits on the deductibility of compensation in excess of $1 million paid to executive officers of publicly held companies. The Compensation Committee does not believe that Section 162(m) has had or will have any impact on the compensation policies followed by the Company.

Executive Compensation Process

     Compensation Committee

     Our Compensation Committee oversees and approves all compensation and awards made to the President. The Compensation Committee reviews the performance and compensation of the President, without his participation, and establishes his compensation accordingly, with consultation from others when appropriate. For the additional executive officers, at this time consisting of the Senior Managing Director of Equity Partners, and the two Managing Partners of HGP, the Chairman of the Board reviews performance and determines the amount of any bonus to be awarded.

Executive and Director Compensation – Tabular Disclosure

     Please note that all amounts reported in the tables below, and the accompanying notes, are in dollars, rounded to the nearest dollar.

Summary Compensation Table

     The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2013 and 2012 by our named executive officers. As discussed below and in Item 13, certain employees of Counsel provide services to HGI, and compensation for those services is provided and paid for under the terms and provisions of management services agreements entered into between Counsel and HGI.

Name and
Principal				Stock	Option	All Other
Position[1]	Year	Salary	Bonus	Awards	Awards [3]	Compensation	Total
Allan Silber	2013	$137,500	$—	$—	$—	$—	$137,500
Chairman of the
Board and	2012	137,500	—	—	—	—	137,500
President

Ross Dove	2013	300,000	—	—	—	14,008 [2]	314,008
Managing Partner,	2012	242,304	—	—	—	13,933 [2]	256,237
Heritage Global
Partners

Kirk Dove	2013	300,000	—	—	—	—	300,000
Managing Partner,	2012	242,304	—	—	—	15,924 [2]	258,228
Heritage Global
Partners

Kenneth Mann	2013	375,000	151,925	—	111,097 [3]	—	638,022
Senior Managing	2012	375,000	187,500	—	—	—	562,500
Director, Equity
Partners

Jonathan Reich	2013	250,000	—	—	—	84,750 [4]	334,750
Former Co-CEO	2012	500,000	146,250	526,688 [5]	—	12,000 [2]	1,184,938

Adam Reich	2013	250,000	—	—	—	84,750 [4]	334,750
Former Co-CEO	2012	500,000	146,250	526,688 [5]	—	12,000 [2]	1,184,938

1 No disclosure is provided with respect to the Company’s CFO, Mr. Weintraub, as his services are covered under the terms of the Management Services Agreement referenced above, and no compensation is paid directly by the Company. The Messrs. Reich ceased to be employed by the Company effective June 30, 2013.

2 This amount represents an automobile allowance.

3 See “Grants of Plan-Based Awards”, below, for details regarding the assumptions made in the valuation of these option awards.

4 This amount represents $78,750 as a gross-up for payment of taxes and $6,000 as payment of an automobile allowance.

5 This amount represents 400,000 shares of common stock of the Company with a value of $1.31672 per share, issued in exchange for an intellectual property license.

     Allan Silber, the President of HGI, is an employee of Counsel. As President of HGI, he is entitled to an annual salary of $137,500, plus a discretionary bonus of up to 100% of the base salary.

     Ken Mann, Senior Managing Director, Distressed M&A, Equity Partners HG LLC is entitled to an annual salary of $375,000. He is also entitled to a variable annual bonus based on the profitability of Equity Partners HG LLC. The bonus is calculated as 80% of the amount by which Equity Partners HG LLC’s earnings exceed $200,000, to a maximum of $187,500 (50% of Mr. Mann’s annual salary).

     The Messrs. Dove, the Managing Partners of HGP, are each entitled to an annual salary of $300,000 per year, plus a discretionary bonus of up to 50% of the base salary. Their employment agreements, which commenced on February 29, 2012, provide for a term of five years, with automatic annual renewals thereafter. Upon termination of employment by the Company without cause, the Managing Partners are entitled to twelve months base salary and a pro rata share of the bonus payable in the fiscal year of termination based on the termination date (provided the Managing Partner has met as of the termination date the performance criteria established with respect to the bonus for the fiscal year in which the termination occurs).

     The Messrs. Reich, the former Co-CEOs, who departed the Company effective June 30, 2013, were each entitled to an annual salary of $500,000 per year. Under the terms of their employment agreements, no bonus or termination amounts were payable upon the cessation of their employment with the Company.

Grants of Stock Awards

     On August 10, 2012, 400,000 common shares of the Company, valued at $1.31672 per share, were granted to each of the Messrs. Reich. The shares were issued in return for intellectual property licensing agreements with each of the Messrs. Reich. These shares were returned on July 26, 2013 in connection with the resignation of the Messrs. Reich and were cancelled by the Company.

Grants of Plan-Based Awards

     On March 11, 2013, 150,000 options, having an exercise price of $1.00 and a fair value of $0.74, were granted to Mr. Mann. These options are part of the 2003 Stock Options and Appreciation Rights Plan. The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 125%, a risk-free interest rate of 0.40%, an expected term of 4.75 years, and an expected dividend yield of zero.

     On February 12, 2012, 312,500 options, having an exercise price of $2.00 and a fair value of $1.81, were granted to each of the Messrs. Dove. These options were issued as part of the consideration for the acquisition of HGP. The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 133%, a risk-free interest rate of 0.36%, an expected term of 4.75 years, and an expected dividend yield of zero.

     On June 23, 2011, 200,000 options, having an exercise price of $1.83 and a fair value of $2.00, were acquired by a corporation solely owned by Mr. Mann as part of the consideration for the acquisition of Equity Partners. The inputs to the Black-Scholes Option Pricing Model were an expected volatility of 323%, a risk-free interest rate of 0.94%, an expected term of 4.75 years, and an expected dividend yield of zero.

Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth the detail of outstanding equity awards, as regards exercisable and unexercisable options, at December 31, 2013.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options:	Options:	Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price($/Sh)	Date
Allan Silber	125,000(1)	125,000(1)	1.974	June 29, 2018
Kenneth Mann	200,000(2)	—	1.83	June 23, 2018
Kenneth Mann	—	150,000(3)	1.00	March 11, 2020
Ross Dove	78,125(4)	234,375(4)	2.00	February 28, 2019
Kirk Dove	78,125(4)	234,375(4)	2.00	February 28, 2019

1 The options vest 25% annually beginning on the first anniversary of the grant date, which was June 29, 2011.

2 These options were part of the consideration paid to acquire Equity Partners on June 23, 2011, and vested immediately.

3 The options vest 25% annually beginning on the first anniversary of the grant date, which was March 11, 2013.

4 The options vest 25% annually beginning on the first anniversary of the grant date, which was February 29, 2012.

There were no adjustments or changes in the terms of any of the Company’s equity awards in 2013.

Compensation of Directors

     The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2013 by each person serving as a director.

Name	Fees Earned or Paid in Cash	Option Awards[1]	Total
Henry Y.L. Toh	$ 44,000	$ 8,249	$ 52,249
Hal B. Heaton	37,000	8,249	45,249
Samuel L. Shimer	26,000	8,249	34,249
David L. Turock	26,000	8,249	34,249
J. Brendan Ryan	26,000	8,249	34,249

[1] The value included in this column represents the grant date fair value of the option award computed in accordance with FASB ASC Topic 718. The aggregate number of shares underlying stock options outstanding at fiscal year-end for each of the directors listed in the table was as follows: Mr. Toh — 70,000; Dr. Heaton — 70,000; Mr. Shimer — 70,000; Mr. Turock — 60,000; Mr. Ryan — 20,000.

     Each director who is not employed by HGI or by Counsel receives a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded on March 31 or the next business day. In addition, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per year. The directors are also eligible to receive options under our stock option plans at the discretion of the Board. No discretionary stock options were awarded during 2013 or 2012.

Stock Option Plans

     At December 31, 2013, the Company had six stock-based employee compensation plans, which are described in Note 14 of the audited consolidated financial statements included in Item 15 of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the ownership of our common stock as of March 19, 2014 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 19, 2014, there are 28,167,408 shares of common stock and 575 shares of Series N Preferred stock issued and outstanding. Each share of Series N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned
Allan C. Silber	156,168 (3)	*%
Ross Dove	656,250 (4)	2.3%
Kirk Dove	656,250 (4)	2.3%
Kenneth Mann	319,467 (5)	1.1%
Hal B. Heaton	86,750 (6)	*%
Henry Y.L. Toh	85,000 (6)	*%
Samuel L. Shimer	68,803 (6)	*%
David L. Turock	45,000 (7)	*%
J. Brendan Ryan	7,500 (7)	*%
Adam M. Reich	1,621,000 (8)	5.6%
Jonathan S. Reich	1,621,000 (8)	5.6%
Counsel Corporation and subsidiaries 1 Toronto Street Suite 700 Toronto, Ontario M5C 2V6	20,644,481	71.0%
All Executive Officers and Directors as a Group (9 people)	2,081,188	7.2%

*	Indicates less than one percent.

(1)

Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o Heritage Global Inc. unless otherwise indicated.

(2)

As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

(3)

Includes 125,000 shares of common stock issuable pursuant to options. Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, and a beneficial owner of approximately 9,515,776 shares or 9.5% of the outstanding common stock of Counsel. Mr. Silber disclaims beneficial ownership of the shares of HGI’s common stock beneficially owned by Counsel.

(4)	Includes 156,250 shares of common stock issuable pursuant to options. Mr. Dove’s address is c/o Heritage Global Partners, Inc.

(5)	Includes 237,500 shares of common stock issuable pursuant to options. Mr. Mann’s address is c/o Equity Partners HG LLC.

(6)	Includes 45,000 shares of common stock issuable pursuant to options.

(7)	Represents shares of common stock issuable pursuant to options.

(8)	Mr. Reich is a former Co-CEO of the Company. Mr. Reich’s address is c/o Reich Brothers Holdings, LLC.

     There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

     See Item 7 hereof for discussion of the Company’s ownership and control by Counsel, its majority owner and parent since 2001. See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between the Company and certain officers, directors and other related parties.

Transactions with Counsel

     Collateralized Loan Agreement
     In the normal course of operations, the Company has received advances from Counsel under an existing loan facility (the “Counsel Loan”). The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. The Counsel Loan is secured by the assets of the Company. At December 31, 2013 the Company had a balance of $2,550 owing to Counsel under the Counsel Loan, compared to having a non-interest bearing receivable from Counsel at December 31, 2012.

     Counsel Services Provided to Company
     Beginning in December 2004, HGI and Counsel have entered into successive annual management services agreements (collectively, the “Agreement”). Under the terms of the Agreement, HGI has agreed to pay Counsel for ongoing services provided to HGI by Counsel personnel. These services include preparation of the Company’s financial statements and regulatory filings, taxation matters, stock-based compensation administration, Board administration, patent portfolio administration and litigation matters. The Counsel employees providing the services are: 1) its Executive Vice President, Secretary and Chief Financial Officer, 2) its Tax Manager, 3) an Accounting Manager, and 4) its Accounts Payable Clerk. These employees have the same or similar positions with HGI, but none of them have received compensation from HGI. Rather, Counsel has allocated to HGI a percentage, based on time incurred, of the employees’ base compensation paid by Counsel. Beginning in the first quarter of 2011, additional amounts were charged to the Company for Counsel services relating to the operations of the Company’s asset liquidation business. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid amounts bear interest at 10% per annum commencing on the day after such year end. The total amounts charged were $434 and $435 in 2013 and 2012, respectively.

     In conjunction with Counsel’s pending April 30, 2014 distribution of its majority interest in the Company to Counsel shareholders as a dividend in kind, the Company and Counsel have agreed to enter into a replacement management services agreement (the “Services Agreement”). Under the terms of the agreement, Counsel will remain as external manager and will continue to provide the same services, at similar rates. Payment will be due within thirty days following the end of each quarter. Unpaid balances will accrue interest at a rate per annum equal to the lesser of the then current rate announced from time to time by the Wall Street Journal as the “prime rate”, plus two percent (2%), or the maximum rate allowable by law. The Services Agreement has an initial term of one year, which renews automatically for successive one-year terms unless notice by either party is given within ninety days before the expiration. The Services Agreement may be terminated at any time upon mutual agreement of the Company and Counsel. The Company is currently considering the internalization of its management in the future, but expects that it will continue to avail itself of the services provided under the Services Agreeement until such time.

Transactions with Other Related Parties

     On August 10, 2012, the Company entered into intellectual property licensing agreements with each of the Company’s Co-CEOs. In return for an exclusive, perpetual license to use his name in connection with the Company and its affiliates, each Co-CEO was issued 400,000 shares of common stock of the Company, valued at $1.31672 per share, resulting in a total transaction value of $1,054. The Co-CEOs departed the Company on June 30, 2013, and on July 26, 2013 they returned the common shares in order to re-acquire the licensing agreements.

     The Company, beginning in 2009, leased office space in White Plains, NY and Los Angeles, CA as part of the operations of HG LLC. Both premises are owned by entities that are controlled by a former Co-CEO of HG LLC and the Company. In connection with the departure of the Co-CEOs, these lease agreements were terminated, without penalty, effective June 30, 2013. The total lease amounts paid were $78 and $152 in 2013 and 2012, respectively.

     Additionally, the Company leases office space in Foster City, CA as part of the operations of HGP. The premises are owned by an entity that is jointly controlled by the former owners of HGP. The total amounts paid were $228 and $130 in 2013 and 2012, respectively.

     As part of the acquisition of HGP during the first quarter of 2012, the Company issued Promissory Notes totaling $1,000 to HGP’s two former owners, partially offset by $151 of accounts receivable from the former owners. During the third quarter of 2012, the Promissory Notes were repaid in full, and the accounts receivable were collected.

Director Independence

     Our securities are quoted on the OTC market. Our Board applies “independence” requirements and standards under the Nasdaq Marketplace Rules. Pursuant to the requirements, the Board periodically undertakes a review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his or her immediate family and HGI and its subsidiaries and affiliates. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. As a result of this review in 2013, the Board affirmatively determined that during 2013 Messrs. Toh, Heaton, Ryan, Shimer and Turock were deemed “independent” as defined under the Nasdaq Marketplace Rules. The Board further determined that each of the foregoing directors met the independence and other requirements, including the Audit Committee membership independence requirements, needed to serve on the Board committees for which they serve.

Item 14. Principal Accountant Fees and Services.

     Fees paid or expected to be paid to Deloitte LLP (“Deloitte”), our independent registered Public Accounting Firm for the fiscal periods ended December 31, 2013 and 2012, are set forth below.

	Year Ended December 31,

	2013	2012
Audit fees	$129	$143
Audit-related fees	—	11
Tax fees	—	—
All other fees	—	—
Total	$129	$154

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

Tax Fees

     Tax fees are for services related to tax compliance, consulting and planning services and include preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. For 2012 and 2013, these services were provided by an independent registered public accountant, rather than Deloitte.

All Other Fees

     We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2012 and 2013.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

10.15	Lock-Up Agreement among Counsel RB Capital Inc., Kenneth Mann and Equity Partners, Inc., dated June 23, 2011. (15)

10.16	Share Purchase Agreement by and among Heritage Global Partners, Inc. as the Company; Kirk Dove and Ross Dove as Sellers; and Counsel RB Capital Inc. as Buyer Dated as of February 29, 2012 (16)

10.17	Mutual Separation and Transition Agreement with Adam Reich, effective as of June 30, 2013 (17)

10.18	Mutual Separation and Transition Agreement with Jonathan Reich, effective as of June 30, 2013 (17)

14	C2 Global Technologies Inc. Code of Conduct. (6)

21	List of subsidiaries. (filed herewith)

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit Number	Title of Exhibit

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, file number 0- 17973.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.

(3)	Incorporated by reference to our Definitive Proxy Statement for the October 7, 1997 annual stockholder meeting.

(4)	Incorporated by reference to our Definitive Proxy Statement for the September 7, 2001 annual stockholder meeting.

(5)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005.

(8)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2008.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(10)	Incorporated by reference to our Definitive Schedule 14C Information Statement filed on December 23, 2010.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 24, 2011.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on December 14, 2010.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2011.

(14)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on March 6, 2012.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2013.

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

     None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 31, 2014	By: /s/ Allan C. Silber
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

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board of Directors and President	March 31, 2014
Allan C. Silber	Principal Executive Officer

/s/ Hal B. Heaton	Director	March 31, 2014
Hal B. Heaton

/s/ J. Brendan Ryan	Director	March 31, 2014
J. Brendan Ryan

/s/ Samuel L. Shimer	Director	March 31, 2014
Samuel L. Shimer

/s/ Henry Y. L. Toh	Director	March 31, 2014
Henry Y.L. Toh

/s/ David L. Turock	Director	March 31, 2014
David L. Turock

INDEX OF FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Title of Document

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Heritage Global Inc.

We have audited the accompanying consolidated balance sheets of Heritage Global Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heritage Global Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte LLP
Chartered Professional Accountants, Chartered Accountants
Licensed Public Accountants
March 31, 2014

HERITAGE GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
as of December 31, 2013 and 2012
(In thousands of US dollars, except share and per share amounts)

	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$3,213	$4,314
Amounts receivable (net of allowance for doubtful accounts of $0; 2012 - $0)	1,670	1,068
Receivable from a related party	—	2,929
Deposits	17	1,481
Inventory – equipment	578	820
Other current assets	479	312
Income taxes recoverable	1	70
Deferred income tax assets	1,366	1,956
Total current assets	7,324	12,950
Non-current assets:
Inventory – real estate	6,078	6,078
Asset liquidation investments	1,380	3,618
Investments	1,769	2,426
Property, plant and equipment, net	32	52
Intangible assets, net	4,810	5,263
Goodwill	5,301	5,301
Deferred income tax assets	23,301	25,622
Total assets	$49,995	$61,310

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,510	$4,415
Debt payable to third parties	1,438	10,883
Debt payable to a related party	2,550	—
Total current liabilities	10,498	15,298

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 579 Class N shares at December 31, 2013 and 592 Class N shares at December 31, 2012, liquidation preference of $579 at December 31, 2013 and $592 at December 31, 2012	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,167,248 shares at December 31, 2013 and 28,945,228 shares at December 31, 2012	282	290
Additional paid-in capital	283,207	283,281
Accumulated deficit	(243,954)	(237,558)
Accumulated other comprehensive loss	(44)	(7)
Total equity	39,497	46,012
Total liabilities and equity	$49,995	$61,310

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2013 and 2012
(In thousands of US dollars, except per share amounts)

	2013	2012

Revenue:
Asset liquidation
Asset sales	$2,046	$7,901
Commissions and other	6,022	6,227
Total asset liquidation revenue	8,068	14,128
Intellectual property licensing	824	—
Total revenue	8,892	14,128

Operating costs and expenses:
Asset liquidation	2,423	7,001
Inventory maintenance	283	89
Patent licensing and maintenance	191	50
Selling, general and administrative, including expenses paid to related parties	9,660	11,057
Depreciation and amortization	472	407
Total operating costs and expenses	13,029	18,604
	(4,137)	(4,476)
Earnings of equity accounted asset liquidation investments	1,200	2,023
Operating loss	(2,937)	(2,453)
Other income (expenses):
Other income	—	64
Interest expense – third party	(388)	(290)
Interest expense – related party	(168)	—
Total other income (expenses)	(556)	(226)
Loss before the undernoted	(3,493)	(2,679)
Income tax expense (recovery)	3,029	(978)
Earnings (loss) of other equity accounted investments (net of $0 tax)	126	(112)
Net loss	(6,396)	(1,813)
Other comprehensive loss:
Currency translation adjustment (net of tax of $0)	(37)	(7)
Comprehensive loss	$(6,433)	$(1,820)

Weighted average common shares outstanding – basic and diluted (in thousands)	28,610	28,292

Net loss per share – basic and diluted	$(0.22)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

HERITAGE GLOBAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2012 and 2013
(In thousands of US dollars, except share amounts)

							Accumulated
					Additional	Accumulated	other
	Preferred stock		Common stock		paid-in	equity	comprehensive
	Shares	Amount	Shares	Amount	capital	(deficit)	income (loss)	Total

Balance at December 31, 2011	592	$6	27,117,450	$271	$278,408	$(235,745)	$—	$42,940
Issuance of common stock	—	—	1,800,000	19	3,135	—	—	3,154
Issuance of options	—	—	—	—	1,131	—	—	1,131
Exercise of options	—	—	27,778	—	14	—	—	14
Compensation cost related to stock options	—	—	—	—	593	—	—	593
Comprehensive loss	—	—	—	—	—	(1,813)	(7)	(1,820)
Balance at December 31, 2012	592	$6	28,945,228	$290	$283,281	$(237,558)	$(7)	$46,012
Cancellation of shares	—	—	(800,000)	(8)	(616)	—	—	(624)
Exercise of options	—	—	21,500	—	10	—	—	10
Conversion of Series N preferred shares	(13)	—	520	—	—	—	—	—
Compensation cost related to stock options	—	—	—	—	532	—	—	532
Comprehensive loss	—	—	—	—	—	(6,396)	(37)	(6,433)
Balance at December 31, 2013	579	$6	28,167,248	$282	$283,207	$(243,954)	$(44)	$39,497

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2013 and 2012
(In thousands of US dollars)

	2013	2012
Cash flows from operating activities:
Net loss	$(6,396)	$(1,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest included in third party debt	11	41
Amortization of financing costs on debt payable to third party	—	9
Accrued interest included in related party debt	168	—
Stock-based compensation expense	532	1,647
Loss (earnings) of other equity accounted investments	(126)	112
Revenue from sale of intellectual property license	(624)	—
Writedown of inventory	—	573
Depreciation and amortization	472	407

Changes in operating assets and liabilities:
Decrease (increase) in amounts receivable	(602)	728
Decrease (increase) in deposits	1,464	(1,412)
Decrease (increase) in inventory	242	(4,327)
Decrease (increase) in asset liquidation investments	2,238	(163)
Increase in other assets	(156)	(117)
Decrease (increase) in deferred income tax assets	2,911	(973)
Decrease in accounts payable and accrued liabilities	2,058	817
Increase (decrease) in income taxes payable	69	(331)
Net cash provided by (used in) operating activities	2,261	(4,802)

Cash flows from investing activities:
Net cash paid for business acquisition	—	(2,344)
Investment in other equity accounted investments	(56)	(61)
Cash distributions from other equity accounted investments	839	295
Purchase of property, plant and equipment	(10)	(28)
Net cash provided by (used in) investing activities	773	(2,138)

Cash flows from financing activities:
Proceeds of debt payable to third parties	2,090	17,186
Repayment of debt payable to third parties	(11,546)	(9,435)
Advances from related parties	9,003	3,006
Advances to related parties	(3,692)	(6,189)
Proceeds from exercise of options to purchase common shares	10	14
Net cash provided by (used in) financing activities	(4,135)	4,582
Decrease in cash	(1,101)	(2,358)
Cash at beginning of year	4,314	6,672
Cash at end of year	$3,213	$4,314

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31, 2013 and 2012
(In thousands of US dollars)

	2013	2012

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for assets of acquired business	$—	$2,100
Issuance of options to purchase common stock in exchange for assets of acquired business	—	1,131

Supplemental cash flow information:
Income taxes paid	41	364
Interest paid	490	256

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of $US, except share and per share amounts and where specifically indicated)

Note 1 – Description of Business and Principles of Consolidation

These consolidated financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”), Heritage Global Partners, Inc. (“HGP”), C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “HGI”, the “Company”, “we” or “our” in these consolidated financial statements. These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company operates in two business segments, Asset Liquidation and Patent Licensing. The Company’s segments are discussed in more detail in Note 15.

The Company’s Asset Liquidation segment, which began operations in the second quarter of 2009, specializes in services relating to the acquisition and disposition of distressed and surplus assets, including appraisal and auctions. It consists of the operations of HG LLC, Equity Partners and HGP. These operations are discussed in more detail in Note 2.

Licensing of intellectual property constitutes the Company’s Patent Licensing segment. HGI owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 (the “VoIP Patent”) and 6,438,124 (the “C2 Patent”) (together the “VoIP Patent Portfolio”), which it licenses. HGI’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol telephony market who are using HGI’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.

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

Note 2 – Asset Liquidation Operations

The Company began its asset liquidation operations in the second quarter of 2009, through its subsidiary HG LLC, which specializes in capital asset solutions. These involve finding, acquiring and monetizing distressed and surplus capital assets. In addition to acquiring turn-key manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales, earning commission revenue from the latter. HG LLC was originally owned 75% by the Company and 25% by HG LLC’s Co-CEOs. In November 2010, the Company acquired the Co-CEOs’ 25% interest in exchange for approximately 3.2 million shares of the Company.

In June 2011, HG LLC expanded its operations through its acquisition of 100% of the business of EP USA, LLC (d/b/a Equity Partners ) (“Equity Partners”), a boutique investment banking firm and provider of financial solutions. Equity Partners was founded in 1988, and works with financially distressed companies and properties to arrange customized financial solutions in the form of debt/refinancing or equity investments, to create joint venture relationships, or to organize going concern sales of a business or property. Its services are intended to allow distressed businesses to remain intact in order to maintain their going concern values, which typically are significantly higher than their liquidation values. As part of the acquisition, HGI entered into employment and consulting agreements with the previous owners and employees of Equity Partners.

On February 29, 2012 the Company again expanded its asset liquidation operations through the acquisition of 100% of the issued and outstanding capital stock in Heritage Global Partners, a full-service, global auction, appraisal and asset advisory firm. In connection with the acquisition, HGI entered into employment agreements with the previous owners and employees of HGP. The following table summarizes the consideration paid for HGP and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

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

Asset liquidation accounting

The Company’s asset liquidation transactions are generally conducted through two different formats. GAAP requires that they be reported separately in the consolidated financial statements.

The majority of asset liquidation transactions are conducted directly by the Company. Revenue is reported as Asset Liquidation revenue, and the associated direct costs are reported as Asset Liquidation costs. At the balance sheet date, any unsold assets are reported as Inventory, any outstanding accounts receivable are included in the Company’s Amounts Receivable, and any associated liabilities are included in the Company’s Accrued Liabilities. Although all inventory is expected to be sold in less than one year, real estate inventory is not recorded as a current asset.

The remaining transactions involve the Company acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company (“LLC”) agreement (collectively, “Joint Ventures”). For these transactions, the Company’s proportionate share of the net income (loss) is reported as Earnings (Loss) of Equity Accounted Asset Liquidation Investments. At each balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as Asset Liquidation Investments. Although the Company expects to exit each of its investments in Joint Ventures in less than one year, they are reported on the balance sheet as non-current Asset Liquidation Investments. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities, and records a write down of its investments if the Company concludes that there has been a decline in the value of the net assets.

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

Amounts receivable

The Company’s amounts receivable primarily relate to the operations of its asset liquidation business. They consist of three major categories: fees and retainers relating to appraisals and auctions, receivables from asset sales, and receivables from Joint Venture partners. The initial value of an amount receivable corresponds to the fair value of the underlying goods or services. To date all receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding amount receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. Collectability is determined on the basis of payment history. See Note 6 for more detail regarding the Company’s amounts receivable.

Inventory

The Company’s inventory consists of assets acquired for resale, which are normally expected to be sold within a one-year operating cycle. They are recorded at the lower of cost and net realizable value. During 2012 the Company recorded write downs of $363 on its real estate inventory and $210 on its equipment inventory, both of which were reported as part of Asset Liquidation Expenses. There were no write downs during 2013.

Investments

At December 31, 2013 and 2012 the Company held two investments in private companies, both of which were accounted for under the equity method. Under this method, the investments are carried at cost, plus or minus the Company’s share of increases and decreases, respectively, in the investee’s net assets and certain other adjustments. Impairments, equity pick-ups, and realized gains and losses on equity securities are reported separately in the consolidated statement of operations. The Company monitors its investments for impairment by considering factors such as the economic environment and market conditions, as well as the operational performance of, and other specific factors relating to, the businesses underlying the investments. The fair values of the securities are estimated quarterly using the best available information as of the evaluation date, such as recent financing rounds of the investee, and other investee-specific information. See Note 5 for further discussion of the Company’s investments.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2013 and 2012, the carrying values of the Company’s cash, amounts receivable, receivable from a related party, deposits, accounts payable and accrued liabilities and debt payable to a third party approximate fair value. There are three levels within the fair value hierarchy:  Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. Although the Company does not employ fair value accounting for any of its assets or liabilities, in assessing the fair values of its financial instruments, the Company applies the Level 1, 2 and 3 valuation principles required by GAAP.

Assets and liabilities acquired

In the course of its operations, most recently with respect to the HGP acquisition in February 2012, the Company acquires assets and liabilities as components of a business combination. Valuations are assigned to the acquired assets and liabilities based primarily on management’s assessment of their fair market value. With respect to the acquisition of HGP, the Company engaged the services of an independent third party to assist management with management’s determination of the value of the acquired intangible assets and goodwill.

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

At December 31, 2013 the Company’s intangible assets relate to its acquisition of HGP in February 2012. See Note 2 and Note 6 for more detail regarding the Company’s intangible assets.

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

At December 31, 2013 the Company’s goodwill relates to its acquisition of Equity Partners in June 2011 and its acquisition of HGP in February 2012. See Note 2 and Note 6 for more detail regarding the Company’s goodwill.

Deferred income tax assets

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. In 2013, the Company recorded a valuation allowance of $4,740; there were no similar transactions in 2012. See Note 10 for further discussion of the Company’s income taxes.

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

Asset liquidation revenue

Asset liquidation revenue generally consists of commissions and fees from acting as the agent for asset sales by third parties, and gross proceeds from auctions and negotiated sales of asset inventory. Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured.

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

Segment reporting

Since the second quarter of 2009, the Company has operated in two business segments, Asset Liquidation and Intellectual Property Licensing. The asset liquidation segment includes the operations of HG LLC, Equity Partners and HGP. The intellectual property licensing segment includes all operations relating to licensing of the Company’s intellectual property. See Note 15 for further discussion of the Company’s segments.

Recent accounting pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Other Comprehensive Income (Topic 220) (“ASU 2013-02”). ASU 2013-02 requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”). Specifically, entities must report 1) changes in AOCI balances by component, including the income tax benefit or expense attributed to each component, and 2) significant items reclassified out of AOCI by component, either on the face of the income statement or as a separate footnote to the financial statements. ASU 2013-02 does not change the current GAAP requirement for a total for comprehensive income to be reported in financial statements in either a single continuous statement or two separate but consecutive statements. ASU 2013-02 is effective for interim periods and fiscal years beginning after December 15, 2012, with early adoption permitted. The Company adopted ASU 2013-02 in the first quarter of 2013. As the Company’s AOCI is immaterial, and consists solely of cumulative foreign currency translation adjustments of a subsidiary, its adoption did not have a significant impact on the Company’s consolidated financial statements.

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

Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the years ended December 31, 2013 and 2012, all of the Company’s outstanding options were excluded due to the Company’s net loss.

Note 5 –Asset Liquidation Investments and Investments

The table below details the summarized results of operations, for the years ended December 31, 2013 and 2012, attributable to HGI from the Joint Ventures in which it was invested during those years.

	2013	2012

Gross revenues	$7,589	$8,666

Gross profit	$1,200	$2,099

Income from continuing operations	$1,200	$2,023

Net income	$1,200	$2,023

The table below details the summarized components of assets and liabilities, as at December 31, 2013 and 2012, attributable to HGI from the Joint Ventures in which it was invested at those dates.

	2013	2012

Current assets	$1,415	$3,733

Noncurrent assets	$87	$222

Current liabilities	$122	$337

Noncurrent liabilities	$—	$—

The Company’s other investments as at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$19	$20
Polaroid	1,750	2,406

Total investments	$1,769	$2,426

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC

In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel Corporation, the Company’s majority shareholder (together with its subsidiaries, “Counsel”). Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several non-public Internet-based e-commerce businesses. Since the Company’s initial investment, the Company’s share of earnings has been exactly offset by cash distributions, and at December 31, 2013 the Company’s net investment was $19. Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at December 31, 2013, the Company concluded that there has been no impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

Polaroid

In the second quarter of 2009, the Company indirectly acquired an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court. The investment was made as part of a joint venture investor group (the “JV Group”) that includes both related and non-related parties. The JV Group formed two operating companies (collectively, “Polaroid”) to hold the acquired Polaroid assets. The Company, the related parties and two of the unrelated parties formed KPL, LLC (“KPL” or the “LLC”) to pool their individual investments in Polaroid. The pooled investments totalled approximately $19,000 of the aggregate purchase price of approximately $55,000. KPL is managed by a related party, Knight’s Bridge Capital Partners Management, L.P. (the “Management LP”), which acts as the General Partner of the LLC. The Management LP is a wholly-owned subsidiary Counsel.

The Company’s investment in the LLC has two components:

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

The components of the Company’s investment in Polaroid at December 31, 2013 and 2012 are detailed below:

As at December 31, 2013

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,492	$209	$(1,300)	$1,401
Class D	617	50	(318)	349
Total	$3,109	$259	$(1,618)	$1,750

As at December 31, 2012

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,447	$137	$(654)	$1,930
Class D	606	30	(160)	476
Total	$3,053	$167	$(814)	$2,406

Note 6 – Composition of Certain Financial Statement Captions

Amounts receivable

As described in Note 3, the Company’s amounts receivable are primarily related to the operations of its asset liquidation business. With respect to auction proceeds and asset dispositions, the goods are not released to the buyer until payment has been received, and therefore the Company has not experienced any significant collectability issues relating to these receivables. Given this experience, together with the ongoing business relationships between the Company and its joint venture partners, the Company has not yet been required to develop a policy for formal credit quality assessment. The Company has also not experienced any significant collectability issues with receivables relating to appraisal fees. As the Company’s asset liquidation business continues to develop, more comprehensive credit assessments may be required.

During the year ended December 31, 2013, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the years ended December 31, 2013 and 2012.

Intangible assets

The Company’s intangible assets are related to its asset liquidation business.

As discussed in Note 2, on February 29, 2012 the Company acquired HGP for a total purchase price of $7,080, of which $5,640 was assigned to identifiable intangible assets. Of this amount, $4,180 was assigned to Customer/Broker Network and $1,460 was assigned to Trade Name. The Customer/Broker Network intangible asset is being amortized over 12 years, and the Trade Name intangible asset is being amortized over 14 years. Based on the Company’s assessment at December 31, 2013, these assets were not impaired. The details are as shown below:

	December 31,	December 31,
	2013	2012
Customer/Broker Network	$4,180	$4,180
Accumulated amortization	(639)	(290)
	3,541	3,890

Trade Name	1,460	1,460
Accumulated amortization	(191)	(87)
	1,269	1,373

Total net intangible assets	$4,810	$5,263

Goodwill

The Company’s goodwill is related to its asset liquidation business.

As part of its acquisition of Equity Partners in June 2011, the Company recognized goodwill of $573. No goodwill impairment resulted from the completion of the impairment tests at December 31, 2013, and there have been no events or changes in circumstances in 2013 that make it more likely than not that the carrying amount of this goodwill may be impaired.

As part of its acquisition of HGP in February 2012, the Company recognized goodwill of $4,728, as discussed in more detail in Note 2. This valuation was finalized in the third quarter of 2012, and the goodwill was subsequently tested for impairment at December 31, 2013. Based on the testing, management concluded that the goodwill was not impaired at December 31, 2013.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at December 31:

	2013	2012
Due to auction clients	$3,586	$2,242
Due to Joint Venture partners	639	487
Sales and other taxes	966	552
Customer deposits	50	—
Remuneration and benefits	579	373
Asset liquidation expenses	76	184
Auction expenses	135	134
Regulatory and legal fees	45	87
Accounting, auditing and tax consulting	153	170
Patent licensing and maintenance	25	9
Other	256	177
	$6,510	$4,415

Note 7 – Debt

	December 31,	December 31,
	2013	2012

Credit Facility	$1,438	$10, 883
Counsel Loan	2,550	—
Total debt	$3,988	$10,883

At both December 31, 2013 and 2012, all of the Company’s outstanding debt was current. At December 31, 2013 it consisted of a revolving credit facility (the “Credit Facility”), which had a balance of $1,438, and debt payable to a related party (the “Counsel Loan”), which had a balance of $2,550. At December 31, 2012, the only outstanding debt was the $10,883 balance of the Credit Facility.

The Credit Facility is provided to HG LLC by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) dated as of June 2, 2009 and most recently amended as of September 27, 2012 (the “Amendment Date”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $15,000, subject to HG LLC maintaining a 1:2 ratio of capital funds, i.e. the sum of HG LLC’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At December 31, 2013, $606 of such assets served as collateral for the loan (December 31, 2012 - $13,392). A monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $15,000 and the average loan amount outstanding during the month. Effective the Amendment Date, an annual facility fee (“Facility Fee”) of $75 was payable to the lender. Subsequent payments of $50 will be due on each anniversary of the Amendment Date. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel. At December 31, 2013, the Company was in breach of one of the covenants of the Credit Facility. The breach has been waived by the bank. At December 31, 2012 the Company was in compliance with all covenants of the Credit Facility.

The Counsel Loan outstanding at December 31, 2013 consisted of net advances received by the Company from Counsel under an existing loan facility, and accrued interest payable of $168. The Counsel Loan, which was originally entered into during the fourth quarter of 2003, accrues interest at 10% per annum compounded quarterly from the date funds are advanced, and is due on demand. Any outstanding balance under the Counsel Loan is secured by the assets of the Company. At December 31, 2012, the balance of the Counsel Loan was zero due to the Company having a net receivable of $2,929 from Counsel. For further discussion of transactions with Counsel, see Note 11.

Note 8 – Commitments and Contingencies

At December 31, 2013, HGI has no commitments other than the Unused Line Fee on its third party debt and leases on the HGP offices in California and Washington. The California leases expire on December 11, 2015 and July 31, 2016; the Washington lease expires on March 14, 2014. The annual lease obligations are as shown below:

2014	$289
2015	293
2016	145
$727

In the normal course of its business, HGI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At December 31, 2013 HGI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

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

Note 10 – Income Taxes

In 2013 the Company recognized a net income tax expense of $3,029 comprised of a current income tax expense of $117 and a net deferred income tax expense of $2,912. In 2012 the Company recognized a net income tax recovery of $978 comprised of a current income tax recovery of $5 and a net deferred income tax recovery of $973. The deferred income tax recovery for 2012 is primarily due to the recognition of the tax benefit of available tax loss carry forwards generated during the year that were more likely than not expected to be utilized against future income.

The Company has recorded a deferred tax asset of $24,667, reflecting the benefit of approximately $58,894 of unrestricted net operating tax losses and approximately $28,800 of restricted net operating tax losses, which expire in varying amounts between 2024 and 2033, net of a valuation allowance of $4,740. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The reported tax expense or benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2013	2012
Expected federal statutory tax expenses (benefit)	$(1,284)	$(944)
Increase (reduction) in taxes resulting from:
State income taxes recoverable	117	(5)
Non-deductible expenses (permanent differences)	29	36
Change in valuation allowance	4,740	—
Adjustment to effective tax rate	112	(12)
Other	(685)	(53)
Income tax expense (recovery)	$3,029	$(978)

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

The Company, until recently, has had a history of incurring annual tax losses, beginning in1991. All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year. The Company applied historic tax loss carry forwards to offset income for tax purposes in 2010, 2011 and 2012, respectively. The 2010 through 2012 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The components of the deferred tax asset and liability as of December 31 (after derecognizing uncertain tax positions) are as follows:

	2013	2012
Net operating loss carry-forwards	$29,816	$28,736
Valuation allowance	(4,740)	—
Intangibles	(24)	(7)
Stock based compensation	679	469
Start-up costs	(14)	32
Depreciation and amortization	(3)	15
Other	848	398
Heritage Global Partners – Trade Name	(1,395)	(459)
Heritage Global Partners – Customer List/Business Network	(500)	(1,606)
Net deferred tax assets	$24,667	$27,578

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

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2013, the unrecognized tax benefit has been determined to be $12,059, which is unchanged from the balance as of December 31, 2012.

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

Note 11 – Related Party Transactions

Related Party Debt with Counsel

At December 31, 2013 the Company had a balance of $2,550 owing to Counsel under the Counsel Loan, of which $168 was accrued interest, as compared to a non-interest bearing receivable of $2,929 at December 31, 2012. For further discussion of the terms of the Counsel Loan, see Note 7.

Counsel Services Provided to Company

Beginning in December 2004, HGI and Counsel have entered into successive annual management services agreements (collectively, the “Agreement”). Under the terms of the Agreement, HGI has agreed to pay Counsel for ongoing services provided to HGI by Counsel personnel. These services include preparation of the Company’s financial statements and regulatory filings, taxation matters, stock-based compensation administration, Board administration, patent portfolio administration and litigation matters. The Counsel employees providing the services are: 1) its Executive Vice President, Secretary and Chief Financial Officer, 2) its Tax Manager, 3) an Accounting Manager, and 4) its Accounts Payable Clerk. These employees have the same or similar positions with HGI, but none of them receive compensation from HGI. Rather, Counsel allocates to HGI a percentage, based on time incurred, of the employees’ base compensation paid by Counsel. Beginning in the first quarter of 2011, additional amounts were charged to HGI for Counsel services relating to the ongoing operations of HGI’s asset liquidation business. The amounts due under the Agreement are payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid amounts bear interest at 10% per annum commencing on the day after such year end.

All amounts charged by Counsel are detailed below:

	Year ended
Item	December 31,
	2013	2012
Management fees	$360	$360
Other charges	74	75
Total	$434	$435

On March 20, 2014, Counsel declared a dividend in kind, consisting of Counsel’s distribution of its majority interest in HGI to Counsel shareholders. The record date is April 1, 2014 and the payment date is April 30, 2014. This transaction completes Counsel’s planned disposition of its interest in HGI, as announced in the first quarter of 2013. Following this declaration, the Company and Counsel have agreed to enter into a replacement management services agreement (the “Services Agreement”). Under the terms of the agreement, Counsel will remain as external manager and will continue to provide the same services, at similar rates. Payment will be due within thirty days following the end of each quarter. Unpaid balances will accrue interest at a rate per annum equal to the lesser of the then current rate announced from time to time by the Wall Street Journal as the “prime rate”, plus two percent (2%), or the maximum rate allowable by law. The Services Agreement has an initial term of one year, which renews automatically for successive one-year terms unless notice by either party is given within ninety days before the expiration. The Services Agreement may be terminated at any time upon mutual agreement of the Company and Counsel. The Company is currently considering the internalization of its management in the future, but expects that it will continue to avail itself of the services provided under the Services Agreeement until such time.

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

The lease amounts paid by the Company to the related parties are detailed below:

	Year ended
Leased premises location	December 31,
	2013	2012
White Plains, NY	$66	$126
Los Angeles, CA	12	26
Foster City, CA	228	130
Total	$306	$282

As discussed in Note 2, as part of the acquisition of HGP during the first quarter of 2012, the Company issued Promissory Notes totaling $1,000 to its two former owners, partially offset by $151 of accounts receivable from the former owners. During the third quarter of 2012, the Promissory Notes, which did not accrue interest, were repaid in full, and the accounts receivable were collected.

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

Note 13 – Capital Stock

	Number of Shares		Capital Stock
Issued and outstanding	2013	2012	2013	2012

Common shares, $0.01 par value	28,167,248	28,945,228	$282	$290

Class N preferred shares, $10.00 par value	579	592	$6	$6

The Company’s authorized capital stock consists of 300,000,000 common shares, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $10.00 per share.

On February 29, 2012, as discussed in Note 2, the Company issued 1,000,000 shares in connection with its acquisition of HGP. On August 10, 2012, as discussed in Note 11, the Company issued 400,000 shares to each of its Co-CEOS, in exchange for intellectual property licensing agreements. On July 26, 2013, as also discussed in Note 11, the Co-CEOs returned the 800,000 shares in order to reacquire the licensing agreements. The shares were cancelled.

During the second quarter of 2013, the Company issued 21,500 shares due to option exercises. During the first and third quarters of 2012, the Company issued 17,778 and 10,000 shares, respectively, due to option exercises.

Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The value of each Class N preferred share is $1,000.00, and each share is convertible to 40 common shares at the rate of $25.00 per common share. During 2013, 13 shares of the Company’s Class N preferred stock were converted into 520 shares of the Company’s common stock. There were no conversions during 2012. At December 31, 2013 and 2012, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 14 – Stock-Based Compensation

Stock- Based Compensation Plans

At December 31, 2013, the Company had six stock-based compensation plans, which are described below. All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

1995 Director Stock Option and Appreciation Rights Plan

The 1995 Director Stock Option and Appreciation Rights Plan (the “1995 Director Plan”) provides for the issuance of incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to directors of the Company, for up to 12,500 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Director Plan, the shares of common stock as to which such option or right was not exercised become available under the 1995 Director Plan for the grant of additional options or rights to any eligible director. Each option is immediately exercisable for a period of ten years from the date of grant. The Company has 12,500 shares of common stock reserved for issuance under the 1995 Director Plan. As of December 31, 2013 and 2012, there were no options outstanding under the 1995 Director Plan.

1995 Employee Stock Option and Appreciation Rights Plan

The 1995 Employee Stock Option and Appreciation Rights Plan (the “1995 Employee Plan”) provides for the grant of incentive stock options, non-qualified stock options, and SARs of up to 20,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). Directors of the Company are not eligible to participate in the 1995 Employee Plan. The 1995 Employee Plan provides for the grant of stock options, which qualify as incentive stock options under Section 422 of the Internal Revenue Code, to be issued to officers who are employees and other employees, as well as for the grant of non-qualified options to be issued to officers, employees and consultants. In addition, SARs may be granted in conjunction with the grant of incentive and non-qualified options. To the extent that an incentive option or non-qualified option is not exercised within the period of exercisability specified therein, it expires as to the then unexercisable portion. If any incentive option, non-qualified option or SAR terminates prior to exercise thereof and during the duration of the 1995 Employee Plan, the shares of common stock as to which such option or right was not exercised become available under the 1995 Employee Plan for the grant of additional options or rights to any eligible employee. The shares of common stock subject to the 1995 Employee Plan may be made available from either authorized but unissued shares, treasury shares, or both. The Company has 20,000 shares of common stock reserved for issuance under the 1995 Employee Plan. As of December 31, 2013 and 2012, there were no options outstanding under the 1995 Employee Plan.

1997 Recruitment Stock Option Plan

In October 2000, the stockholders of the Company approved an amendment of the 1997 Recruitment Stock Option Plan (the “1997 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 370,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board; however, in all instances the exercise price is never less than the fair market value of the Company’s common stock on the date the option is granted. The Board also has discretion to determine, for each grant, the requisite service, vesting and exercise periods. The Company has not awarded any SARs under the 1997 Plan.

	2013	2012

Options outstanding, beginning of year	228,198	231,198
Options exercised	—	(1,750)
Options expired	(228,198)	(1,250)
Options outstanding, end of year	—	228,198

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

	2013	2012

Options outstanding, beginning of year	1,565,000	1,430,000
Options granted	200,000	415,000
Options exercised	(30,000)	(30,000)
Options forfeited	(280,000)	(250,000)
Options expired	(180,000)	—
Options outstanding, end of year	1,275,000	1,565,000

The outstanding options vest over four years at exercise prices ranging from $0.08 to $2.00 per share. No SARs have been issued under the 2003 Plan.

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

	2013	2012

Options outstanding, beginning of year	1,250,000	1,250,000
Options forfeited	(1,250,000)	—
Options outstanding, end of year	—	1,250,000

Equity Partners Stock Option Plan

In the second quarter of 2011, the Company’s Board approved the Equity Partners Stock Option Plan (the “Equity Partners Plan”) to allow the Company to issue options to purchase common stock as a portion of the purchase price of Equity Partners. The Company reserved 230,000 shares of common stock for issuance upon exercise of options granted under the Equity Partners Plan. During 2011, 230,000 options with an exercise price of $1.83, vesting immediately, were granted under the Equity Partners Plan. There were no grants, exercises or forfeitures during 2013 or 2012, and therefore there were 230,000 options outstanding at December 31, 2013 and 2012.

Other Options Issued

In the first quarter of 2012, the Company’s Board approved the issuance of options as part of the acquisition of HGP, and reserved 625,000 shares of common stock for issuance upon option exercise. Unlike other options issued by the Company under its stock option plans, the options issued as part of the HGP acquisition survive termination of employment. During 2013 and 2012 none of the option holders terminated their employment with the Company.

	2013	2012

Options outstanding, beginning of year	625,000	—
Options granted	—	625,000
Options outstanding, end of year	625,000	625,000

Stock-Based Compensation Expense

Total compensation cost related to stock options in 2013 and 2012 was $532 and $593, respectively. These amounts were recorded in selling, general and administrative expense in both years. During 2013, a tax benefit of $3 was recognized in connection with the exercise of 30,000 options, compared to $25 recognized in 2012 in connection with the exercise of 31,750 options. During 2013, the Company received $10 of cash in connection with the exercise of options, as compared to receiving $14 in 2012. Option holders are not entitled to receive dividends or dividend equivalents.

During 2012 the Company also recognized $1,054 of stock-based compensation expense, which was included in selling, general and administrative expense, with respect to the 400,000 common shares of the Company that were issued to each of its Co-CEOs in exchange for intellectual property licensing agreements, as discussed above in Notes 11 and 13. There were no similar transactions in 2013.

During 2013, the Company granted a total of 200,000 options. Of these, 150,000 were issued to an officer of the Company, and 50,000 were issued to the Company’s independent directors in accordance with their standard compensation. During 2012, the Company granted a total of 1,040,000 options. Of these, 365,000 were issued to employees of the Company. 625,000 were issued to the former owners of HGP in connection with the Company’s acquisition of HGP, and 50,000 were issued to the Company’s independent directors in accordance with their standard compensation.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Risk-free interest rate	0.39% - 0.40%	0.36% - 0.51%
Expected life (years)	4.75	4.75
Expected volatility	124% - 125%	133% - 135%
Expected dividend yield	Zero	Zero
Expected forfeitures	Zero	Zero

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

The following summarizes the changes in common stock options for the years ended December 31, 2013 and 2012:

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	3,898,198	$1.75	3,141,198	$1.65
Granted	200,000	$1.00	1,040,000	$2.04
Exercised	(30,000)	$0.51	(31,750)	$0.61
Expired	(408,198)	$0.85	(1,250)	$1.40
Forfeited	(1,530,000)	$1.91	(250,000)	$1.83
Outstanding at end of year	2,130,000	$1.75	3,898,198	$1.75

Options exercisable at year end	930,000	$1.69	1,298,198	$1.39

Weighted-average fair value of options granted during the year		$0.76		$1.75

As of December 31, 2013, the total unrecognized stock-based compensation expense related to unvested stock options was $837, which is expected to be recognized over a weighted-average period of twenty-six months.

The following summarizes the changes in unvested common stock options for the years ending December 31, 2013 and 2012:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Unvested at December 31, 2012	2,600,000	$1.23
Granted	200,000	$0.76
Vested	(790,000)	$1.16
Forfeited	(810,000)	$0.53
Unvested at December 31, 2013	1,200,000	$1.67

		Weighted
		Average
		Grant Date
	Options	Fair Value
Unvested at December 31, 2011	2,350,000	$0.83
Granted	1,040,000	$1.75
Vested	(540,000)	$0.87
Forfeited	(250,000)	$0.20
Unvested at December 31, 2012	2,600,000	$1.23

The total fair value of options vesting during the years ending December 31, 2013 and 2012 was $914 and $468, respectively. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2013:

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Options	Remaining	Exercise	Number	Remaining	Exercise
Exercise price	Outstanding	Life (years)	Price	Exercisable	Life (years)	Price
$ 0.08 to $ 0.15	80,000	2.75	$0.12	70,000	2.68	$0.12
$ 0.70 to $ 1.00	310,000	4.74	$0.95	90,000	1.58	$0.84
$ 1.83 to $ 2.00	1,740,000	4.83	$1.97	770,000	4.68	$1.94
	2,130,000	4.74	$1.75	930,000	4.23	$1.69

Note 15 – Segment Reporting

From 2005 until the second quarter of 2009, the Company operated in a single business segment, Intellectual Property Licensing. With the commencement of HG LLC’s operations in the second quarter of 2009, the Company diversified into a second segment, Asset Liquidation. For the years ending December 31, 2013 and 2012, only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting, as the other operations were considered to be quantitatively immaterial.

There are no material inter-segment revenues or expenses. To date the Company’s business has been conducted principally in North America, but the establishment of offices in Europe in the third quarter of 2012 is expected to result in more international operations in future periods.

The table below presents information about the Asset Liquidation segment of the Company as of and for the years ended December 31, 2013 and 2012:

	Year Ended December 31
	2013	2012
	Asset Liquidation

Revenues from external customers	$8,068	$14,128
Earnings from equity accounted asset liquidation investments	1,200	2,023
Other income	—	63
Interest expense	388	289
Depreciation and amortization	472	407
Segment income (loss) from continuing operations	(2,404)	92
Investment in equity accounted asset liquidation investees	1,380	3,618
Segment assets	20,399	27,752

The following table reconciles reportable segment information to the consolidated financial statements of the Company:

	Year ended December 31,
	2013	2012
Total revenue for reportable segments	$8,068	$14,128
Unallocated intellectual property licensing revenue	$824	$—
Total revenue	$8,892	$14,128

Total other income for reportable segments	$—	$63
Unallocated other income	—	1
Total other income	$—	$64

Total interest expense for reportable segments	$388	$289
Unallocated interest expense from third party debt	—	1
Unallocated interest expense from related party debt	168	—
Total interest expense	$556	$290

Total depreciation and amortization for reportable segments	472	407
Other unallocated depreciation from corporate assets	—	—
Total depreciation and amortization	472	407

Total segment income (loss)	$(2,404)	$92
Intellectual property licensing revenue not allocated to reportable segments	824	—
Other income (expense) and earnings (loss) of other equity accounted investments	126	(111)
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	(1,913)	(2,772)
Income tax (expense) recovery	(3,029)	978
Net loss from continuing operations	$(6,396)	$(1,813)

Segment assets	$20,399	$27,752
Other assets not allocated to segments(1)	29,596	33,558
Total assets	$49,995	$61,310

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2013 for disclosure and has one non-recognized subsequent event.

On March 20, 2014, Counsel completed its planned disposition of its majority interest in HGI by the declaration of a dividend in kind consisting of all of the common shares of HGI owned by Counsel. The shares will be distributed to Counsel’s shareholders of record as of April 1, 2014, with the payment date being April 30, 2014.

HERITAGE GLOBAL INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning	Costs and	Deductions		End of
Description	of Period	Expenses	(a)	Other	Period
Allowance for doubtful accounts:
December 31, 2012	$186	$—	$186	$—	$—
December 31, 2013	$—	$—	$—	$—	$—

____________
(a) Deductions represents allowance amounts written off as uncollectible and recoveries of previously reserved amounts.

S-1