Form 10-Q
period 2014-03-31
Heritage Global Inc.
filed 2014-05-14
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 7, 2014, there were 28,167,408 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$2,802	$3,213
Amounts receivable (net of allowance for doubtful accounts of $0; 2013 - $0)	868	1,670
Deposits	17	17
Inventory – equipment	441	578
Other current assets	448	479
Income taxes recoverable	22	1
Deferred income tax assets	—	1,366
Total current assets	4,598	7,324
Non-current assets:
Inventory – real estate	6,328	6,078
Asset liquidation investments	1,011	1,380
Investments	1,747	1,769
Property, plant and equipment, net	34	32
Intangible assets, net	4,697	4,810
Goodwill	5,301	5,301
Deferred income tax assets	—	23,301
Total assets	$23,716	$49,995

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,368	$6,510
Debt payable to third parties	1,248	1,438
Debt payable to a related party	3,057	2,550
Total current liabilities	9,673	10,498

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 575 Class N shares at March 31, 2014 and 579 Class N shares at December 31, 2013, liquidation preference of $575 at March 31, 2014 and $579 at December 31, 2013	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,167,408 shares at March 31, 2014 and 28,167,248 shares at December 31, 2013	282	282
Additional paid-in capital	283,330	283,207
Accumulated deficit	(269,525)	(243,954)
Accumulated other comprehensive loss	(50)	(44)
Total equity	14,043	39,497
Total liabilities and equity	$23,716	$49,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
(In thousands of US dollars, except per share amounts)	2014	2013

Revenue:
Asset liquidation
Asset sales	$975	$446
Commissions and other	1,010	946
Total asset liquidation revenue	1,985	1,392
Intellectual property licensing	—	200
Total revenue	1,985	1,592

Operating costs and expenses:
Asset liquidation	404	356
Inventory maintenance	61	74
Patent licensing and maintenance	11	150
Selling, general and administrative, including expenses paid to related parties	2,138	2,598
Depreciation and amortization	118	121
Total operating costs and expenses	2,732	3,299
	(747)	(1,707)
Earnings (loss) of equity accounted asset liquidation investments (net of tax of $0)	(30)	802
Operating loss	(777)	(905)
Other income (expenses):
Interest expense – third party	(71)	(95)
Interest expense – related party	(67)	—
Total other income (expenses)	(138)	(95)
Loss before the undernoted	(915)	(1,000)
Income tax expense (recovery)	24,667	(353)
Earnings of other equity accounted investments (net of tax of $0)	11	—
Net loss	(25,571)	(647)
Other comprehensive loss:
Currency translation adjustment (net of tax of $0)	(6)	(7)

Comprehensive loss	$(25,577)	$(654)

Weighted average common shares outstanding – basic and diluted (in thousands)	28,167	28,945

Net loss per share – basic and diluted	$(0.91)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period ended March 31, 2014
(in thousands of US dollars, except share amounts)
(unaudited)

`							Accumulated
					Additional		other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	Total

Balance at December 31, 2012	592	$6	28,945,228	$290	$283,281	$(237,558)	$(7)	$46,012
Cancellation of shares	—	—	(800,000)	(8)	(616)	—	—	(624)
Exercise of options	—	—	21,500	—	10	—	—	10
Conversion of Series N preferred shares	(13)	—	520	—	—	—	—	—
Compensation cost related to stock options	—	—	—	—	532	—	—	532
Comprehensive loss	—	—	—	—	—	(6,396)	(37)	(6,433)
Balance at December 31, 2013	579	$6	28,167,248	$282	$283,207	$(243,954)	$(44)	$39,497
Conversion of Series N preferred shares	(4)	—	160	—	—	—	—	—
Compensation cost related to stock options	—	—	—	—	123	—	—	123
Comprehensive loss	—	—	—	—	—	(25,571)	(6)	(25,577)
Balance at March 31, 2014	575	$6	28,167,408	$282	$283,330	$(269,525)	$(50)	$14,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
(In thousands of US dollars)	March 31,
	2014	2013
Cash flows provided by (used in) operating activities:
Net loss	$(25,571)	$(647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued interest added to principal of third party debt	10	32
Accrued interest added to principal of related party debt	67	—
Stock-based compensation expense	123	160
Earnings of other equity accounted investments	(11)	—
Depreciation and amortization	118	121

Changes in operating assets and liabilities:
Decrease (increase) in amounts receivable	802	(247)
Decrease (increase) in deposits	—	1,147
Decrease (increase) in inventory	(113)	310
Decrease in asset liquidation investments	369	717
Decrease in other current assets	32	29
Increase in income taxes recoverable	(21)	(49)
Decrease (increase) in deferred income tax assets	24,667	(326)
Decrease in accounts payable and accrued liabilities	(1,148)	(1,073)
Net cash provided by (used in) operating activities	(676)	174

Cash flows provided by investing activities:
Investment in other equity accounted investments	(11)	(56)
Cash distributions from other equity accounted investments	44	753
Purchase of property, plant and equipment	(7)	(5)
Net cash provided by investing activities	26	692

Cash flows provided by (used in) financing activities:
Proceeds of debt payable to third parties	—	664
Repayment of debt payable to third parties	(200)	(5,319)
Proceeds of advances from a related party	439	2,070
Repayment of debt payable to related parties	—	(1,365)
Net cash provided by (used in) financing activities	239	(3,950)
Decrease in cash	(411)	(3,084)
Cash and cash equivalents at beginning of period	3,213	4,314
Cash and cash equivalents at end of period	$2,802	$1,230

Supplemental cash flow information:
Taxes paid	$28	$22
Interest paid	52	121

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”), C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “HGI”, the “Company”, “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

We have prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management’s opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2014.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies in the first three months of 2014.

Recently Adopted Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 specifies that a cumulative translation adjustment (CTA) is attached to a parent company’s investment in a foreign entity and should be released in a manner consistent with derecognition guidance on investments in entities. Therefore, the entire amount of the CTA associated with a foreign entity would be released upon 1) sale of a subsidiary or group of net assets within a foreign entity, which represents the substantially complete liquidation of the investment in the entity, 2) loss of a controlling financial interest in an investment in a foreign entity, or 3) step acquisition of a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for interim periods and fiscal years beginning on or after December 15, 2013, with early adoption permitted. The Company therefore adopted ASU 2013-05 in the first quarter of 2014. The adoption had no impact on its consolidated financial statements, since there were no derecognitions or sales of the Company’s European subsidiaries during the first quarter of 2014.

In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized tax benefit must be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception to this presentation can be made when the carryforward or tax loss is not available at the reporting date under applicable tax law to settle taxes that would result from the disallowance of the tax position, or when the reporting entity does not intend to use the deferred tax asset for this purpose. In those circumstances, the unrecognized tax benefit would be presented as a liability. ASU 2013-11 does not require any additional disclosures. The ASU is effective for annual periods beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. The Company therefore adopted ASU 2013-11 in the first quarter of 2014. The adoption had no impact on its consolidated financial statements.

Future Accounting Pronouncements

In March 2014 the Emerging Issues Task Force (“EITF”) reached a final consensus on, and the FASB ratified, Issue 13-D: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“Issue 13-D”). The EITF concluded that entities should treat performance targets that can be met after the requisite service period as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on achieving a performance target until it becomes probable that the performance target will be met. No new disclosures will be required. Issue 13-D will be effective for all entities for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. At this time the Company has not granted any share-based payment awards that include performance targets, but will be required to adopt Issue 13-D should it issue any such awards when Issue 13-D becomes effective.

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. It also expands the scope of ASC 205-20 to disposals of equity method investments and acquired businesses held for sale. With respect to disclosures, ASU 2014-08 both 1) expands disclosure requirements for transactions that meet the definition of a discontinued operation, and 2) requires entities to disclose information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. ASU 2014-08 also requires specific presentation of various items on the face of the financial statements. ASU 2014-08 is effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The Company has not yet assessed the potential impact of ASU 2014-08 on its consolidated financial statements.

Note 3 – Stock-based Compensation

At March 31, 2014 the Company maintained six stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements for the year ended December 31, 2013, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the first three months of 2014 the Company issued 50,000 options to the Company’s independent directors as part of their annual compensation. During the first three months of 2013, the Company issued 150,000 options to an officer of the Company in accordance with his employment agreement. No options were exercised, were forfeited or expired during the first three months of either 2014 or 2013.

The following summarizes the changes in common stock options for the three months ended March 31, 2014 and 2013:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2013	2,130,000	$1.75
Granted	50,000	$0.69
Exercised	—	N/A
Forfeited	—	N/A
Expired	—	N/A
Outstanding at March 31, 2014	2,180,000	$1.73

Options exercisable at March 31, 2014	1,190,000	$1.70

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2012	3,898,198	$1.75
Granted	150,000	$1.00
Exercised	—	N/A
Forfeited	—	N/A
Expired	—	N/A
Outstanding at March 31, 2013	4,048,000	$1.72

Options exercisable at March 31, 2013	1,888,198	$1.53

Note 4 – Earnings Per Share

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

Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the three months ended March 31, 2014 and 2013, respectively, all of the Company’s outstanding options were excluded due to the Company’s net loss in both periods.

Note 5 – Composition of Certain Financial Statement Items

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

During the first three months of 2014, there were no changes in the Company’s accounting policies for financing receivables, and therefore no related change in the current-period provision for credit losses. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the first three months of either 2014 or 2013.

Intangible assets

The Company’s intangible assets are related to its asset liquidation business.

On February 29, 2012 the Company acquired HGP for a total purchase price of $7,080, of which $5,640 was assigned to identifiable intangible assets, as shown below. The Customer/Broker Network intangible asset is being amortized over 12 years, and the Trade Name intangible asset is being amortized over 14 years. No impairment resulted from the completion of the impairment tests at December 31, 2013, and there have been no events or circumstances in 2014 that would make it more likely than not that the carrying amount of the intangible assets may not be recoverable.

	March 31,	December 31,
	2014	2013
Customer/Broker Network	$4,180	$4,180
Accumulated amortization	(726)	(639)
	3,454	3,541

Trade Name	1,460	1,460
Accumulated amortization	(217)	(191)
	1,243	1,269

Total net intangible assets	$4,697	$4,810

Goodwill

The Company’s goodwill is related to its asset liquidation business.

As part of its acquisition of Equity Partners in June 2011, the Company recognized goodwill of $573. No goodwill impairment resulted from the completion of the impairment tests at December 31, 2013, and there have been no events or changes in circumstances in 2014 that make it more likely than not that the carrying amount of this goodwill may be impaired.

As part of its acquisition of HGP in February 2012, the Company recognized goodwill of $4,728. No goodwill impairment resulted from the completion of the impairment tests at December 31, 2013, and there have been no events or changes in circumstances in 2014 that make it more likely than not that the carrying amount of this goodwill may be impaired.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Due to auction clients	$2,139	$3,586
Due to Joint Venture partners	615	639
Sales and other taxes	1,293	966
Customer deposits	5	50
Remuneration and benefits	485	579
Asset liquidation expenses	60	76
Auction expenses	304	135
Regulatory and legal fees	57	45
Accounting, auditing and tax consulting	182	153
Patent licensing and maintenance	4	25
Other	224	256

Total accounts payable and accrued liabilities	$5,368	$6,510

Note 6 – Asset Liquidation Investments and Other Investments

Summarized financial information – Equity accounted asset liquidation investments

The table below details the summarized results of operations attributable to HGI from the Joint Ventures in which it was invested:

	Three months
	ended
	March 31,
	2014	2013

Gross revenues	$10	$2,113

Gross profit (loss)	$(30)	$773

Income (loss) from continuing operations	$(30)	$802

Net income (loss)	$(30)	$802

Other investments

The Company’s other investments as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$20 $	19
Polaroid	1,727	1,750

Total investments	$1,747 $	1,769

The Company accounts for its investments under the equity method.

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”)

In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20. The additional two-thirds interest in Knight’s Bridge GP was acquired by parties affiliated with Counsel Corporation, the Company's former majority shareholder (together with its subsidiaries, “Counsel”). Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several non-public Internet-based e-commerce businesses. Since the Company’s initial investment, the Company’s share of earnings has been exactly offset by cash distributions, and at March 31, 2014 the Company’s net investment was $20. Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at March 31, 2014, the Company concluded that there has been no impairment in the fair value of its investment, and that its book value is the best estimate of its fair value.

Polaroid

In the second quarter of 2009, the Company indirectly acquired an approximate 5% interest in Polaroid Corporation (“Polaroid”), pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court. The investment was made as part of a joint venture investor group (the “JV Group”) that includes both related and non-related parties. The JV Group formed two operating companies (collectively, “Polaroid”) to hold the acquired Polaroid assets. The Company, the related parties and two of the unrelated parties formed KPL, LLC (“KPL”) to pool their individual investments in Polaroid. The pooled investments totaled approximately $19,000 of the aggregate purchase price of approximately $55,000. KPL is managed by a related party, Knight’s Bridge Capital Partners Management, L.P. (the “Management LP”), which acts as KPL’s General Partner. The Management LP is a wholly-owned subsidiary of Counsel.

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

The components of the Company’s investment in Polaroid at March 31, 2014 and December 31, 2013 are detailed below:

As at March 31, 2014

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,492	$219	$(1,335)	$1,376
Class D	628	50	(327)	351
Total	$3,120	$269	$(1,662)	$1,727

As at December 31, 2013

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,492	$209	$(1,300)	$1,401
Class D	617	50	(318)	349
Total	$3,109	$259	$(1,618)	$1,750

Note 7 – Debt

	March 31,	December 31,
	2014	2013

Credit Facility	$1,248	$1,438
Counsel Loan	3,057	2,550
Total debt	$4,305	$3,988

At March 31, 2014 and December 31, 2013, all of the Company’s outstanding debt was current.

The Credit Facility is provided to HG LLC by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) dated as of June 2, 2009 and most recently amended as of September 27, 2012 (the “Amendment Date”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of the WSJ prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $15,000, subject to HG LLC maintaining a 1:2 ratio of capital funds, i.e. the sum of HG LLC’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At March 31, 2014, $405 of such assets served as collateral for the loan (December 31, 2013 - $606). A monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $15,000 and the average loan amount outstanding during the month. Effective the Amendment Date, a facility fee (“Facility Fee”) of $75 was payable to the lender. Subsequent payments of a $50 Facility Fee and a $25 Agency Fee are due on each anniversary of the Amendment Date. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel. At March 31, 2014 the Company was in compliance with all covenants of the Credit Facility. At December 31, 2013, the Company was in breach of one of the covenants of the Credit Facility. The breach was waived by the bank.

The Counsel Loan outstanding at March 31, 2014 consisted of net advances received by the Company from Counsel, including accrued interest payable of $235. The advances were made under an existing loan facility that was originally entered into during the fourth quarter of 2003, accrued interest at 10% per annum compounded quarterly from the date funds were advanced, and was due on demand. Any outstanding balance under the Counsel Loan was secured by the assets of the Company.

In the second quarter of 2014, following Counsel’s distribution of its ownership interest in HGI to Counsel shareholders as a dividend in kind, this facility was replaced and the outstanding balance was transferred to the new facility. Under the new facility, payment is due within thirty days following the end of each quarter. Unpaid balances accrue interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, or the maximum rate allowable by law. Please see Note 10 for further discussion of transactions with Counsel.

Note 8 – Patent Participation Fee

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

Note 9 – Income Taxes

In the first quarter of 2014, as a result of incurring losses in 2012, 2013 and the first quarter of 2014, the Company recorded a valuation allowance against all of its net deferred tax assets. The Company has aggregate tax net operating loss carry forwards of approximately $74,422 ($59,560 of unrestricted net operating tax losses and approximately $14,862 of restricted net operating tax losses) and unused minimum tax credit carry forwards of $547. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2034.

The reported tax expense (benefit) varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Expected federal statutory tax expenses (benefit)	$(354)	$(340)
Increase (reduction) in taxes resulting from:
State income taxes recoverable	—	(28)
Non-deductible expenses (permanent differences)	8	11
Change in temporary differences:
Change in valuation allowance attributable to continuing operations	24,977	—
Rate changes	36	—
Other	—	4
Income tax expense (recovery)	$24,667	$(353)

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

The Company, until recently, had a history of incurring annual tax losses, beginning in 1991. All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year. The Company applied historic tax loss carry forwards to offset income for tax purposes in 2008, 2010 and 2011, respectively. The 2009 through 2011 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The components of the deferred tax asset and liability as of March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013

Deferred tax assets:
Net operating loss carry-forwards	$25,303	$29,816
Minimum tax credit carry forwards	186	186
Intangible assets	(29)	(24)
Stock based compensation	727	679
Start-up costs	(14)	(14)
Depreciation and amortization	(1)	(3)
Other	201	210
Writedown of inventory	452	452
Trade Name	(1,360)	(1,395)
Customer List/Business Network	(489)	(500)
Gross deferred tax assets	24,976	29,407
Less: valuation allowance	(24,976)	(4,740)
Net deferred tax assets	$—	$24,667

Note 10 – Related Party Transactions

Related Party Debt with Counsel

At March 31, 2014 the Company had a balance of $3,057 owing to Counsel under the Counsel Loan, of which $235 was accrued interest, as compared to a balance owing of $2,550 at December 31, 2013. For further discussion of the terms of the Counsel Loan, see Note 7.

Counsel Services Provided to the Company

Beginning in December 2004, HGI and Counsel entered into successive annual management services agreements (collectively, the “Agreement”). Under the terms of the Agreement, HGI agreed to pay Counsel for ongoing services provided to HGI by Counsel personnel. These services included preparation of the Company’s financial statements and regulatory filings, taxation matters, stock-based compensation administration, Board administration, patent portfolio administration and litigation matters. The Counsel employees providing the services were: 1) its Executive Vice President, Secretary and Chief Financial Officer, 2) its Tax Manager, 3) an Accounting Manager, and 4) its Accounts Payable Clerk. These employees have the same or similar positions with HGI, but none of them received compensation from HGI. Rather, Counsel allocated to HGI a percentage, based on time incurred, of the employees’ base compensation paid by Counsel. Beginning in the first quarter of 2011, additional amounts were charged to HGI for Counsel services relating to the ongoing operations of HGI’s asset liquidation business. The amounts due under the Agreement were payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid amounts bore interest at 10% per annum commencing on the day after such year end.

The amounts charged by Counsel are detailed below:

	Three months ended
Item	March 31,
	2014	2013
Management fees	$90	$90
Other charges	19	18
Total	$109	$108

On March 20, 2014, Counsel declared a dividend in kind, consisting of Counsel’s distribution of its majority interest in HGI to Counsel shareholders. The payment was made on April 30, 2014 to shareholders of record at April 1, 2014. This transaction completed Counsel’s planned disposition of its interest in HGI, as announced in the first quarter of 2013.

Following this disposition, the Company and Counsel entered into a replacement management services agreement (the “Services Agreement”). Under the terms of the Services Agreement, Counsel remains as external manager and continues to provide the same services, at similar rates. The Services Agreement has an initial term of one year, which renews automatically for successive one-year terms unless notice by either party is given within ninety days before the expiration. The Services Agreement may be terminated at any time upon mutual agreement of the Company and Counsel. The Company is currently considering the internalization of its management in the future, but expects that it will continue to avail itself of the services provided under the Services Agreement until such time. Please see Note 7 for discussion of the interest and payment terms relating to the Services Agreement.

Transactions with Other Related Parties

The Company leases office space in Foster City, CA as part of the operations of HGP. The premises are owned by an entity that is jointly controlled by the former owners of HGP. Additionally, beginning in 2009, the Company leased office space in White Plains, NY and Los Angeles, CA as part of the operations of HG LLC. Both premises are owned by entities that are controlled by a former Co-CEO of HG LLC and the Company. In connection with the departure of the Co-CEOs in the third quarter of 2013, as discussed below, these lease agreements were terminated, without penalty, effective June 30, 2013.

The lease amounts paid by the Company to the related parties are detailed below:

	Three months
Leased premises location	ended March 31,
	2014	2013
Foster City, CA	$57	$57
White Plains, NY	—	33
Los Angeles, CA	—	6
Total	$57	$96

On July 26, 2013, the Company and its Co-CEOs entered into an agreement by which the Co-CEOs terminated their employment with the Company and HG LLC. Under the agreement, effective June 30, 2013 the Co-CEOs departed the Company along with the personnel in the New York and Los Angeles offices of HG LLC. In August 2012, each Co-CEO had acquired 400,000 common shares of the Company, with a total value of $1,054, in return for intellectual property licensing agreements. The $1,054 was recorded as stock-based compensation in 2012. On July 26, 2013, the Co-CEOs returned these common shares, which had a fair value of $624, in order to re-acquire the licensing agreements. The Company therefore recorded intellectual property licensing revenue of $624. The shares have been cancelled.

Note 11 – Segment Reporting

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

The table below presents information about the Company’s segments as of and for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014

	Asset	Patent
	Liquidation	Licensing	Total
Revenues from external customers	$1,985	$—	$1,985
Loss from equity accounted asset liquidation investments	(30)	—	(30)
Other income	—	—	—
Interest expense	71	—	71
Depreciation and amortization	118	—	118
Segment loss	(471)	(11)	(482)
Investment in equity accounted asset liquidation investees	1,011	—	1,011

Segment assets	19,212	28	19,240

	For the three months ended March 31, 2013

	Asset	Patent
	Liquidation	Licensing	Total
Revenues from external customers	$1,392	$200	$1,592
Earnings from equity accounted asset liquidation investments	802	—	802
Other income	—	—	—
Interest expense	95	—	95
Depreciation and amortization	121	—	121
Segment income (loss)	(587)	50	(537)
Investment in equity accounted asset liquidation investees	2,901	—	2,901

Segment assets	20,297	228	20,525

The following table reconciles reportable segment information to the unaudited condensed consolidated interim financial statements of the Company:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013

Total interest expense for reportable segments	$71	$95
Unallocated interest expense from related party debt	67	—
	$138	$95

Total depreciation and amortization for reportable segments	$118	$121
Other unallocated depreciation from corporate assets	—	—
	$118	$121

Total segment loss	$(482)	$(537)
Other income (expense) and earnings (loss) of other equity accounted investments	11	—
Other corporate expenses (primarily corporate level interest, general and administrative expenses)	433	463
Income tax expense (recovery)	24,667	(353)
Net loss from continuing operations	$(25,571)	$(647)

Segment assets	$19,240	$20,525
Other assets not allocated to segments(1)	4,476	34,602
Total assets	$23,716	$55,127

(1)	Other assets not allocated to segments are corporate assets such as cash, non-trade accounts receivable, prepaid insurance, investments and deferred income tax assets.

Note 12 – Commitments and Contingencies

At March 31, 2014, HGI has no commitments other than the Unused Line Fee on its third party debt and leases on the HGP offices in California. The leases expire on December 11, 2015 and July 31, 2016. The annual lease obligations are as shown below:

2014	216
2015	293
2016	145
$654

In the normal course of its business, HGI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At March 31, 2014 HGI does not expect any of these liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 13 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2014 for disclosure. There have been no material subsequent events requiring disclosure in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the three months ended March 31, 2014, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”).

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

The organization chart below outlines the basic corporate structure of the Company as of March 31, 2014. On March 20, 2014, the Company’s former majority shareholder, Counsel Corporation (together with its subsidiaries, “Counsel”), declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Counsel’s common shareholders of record on April 1, 2014.

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

In February 2012 the Company increased its in-house asset liquidation expertise via its acquisition of 100% of the outstanding equity of HGP, a global full-service auction, appraisal and asset advisory firm.

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

As discussed in Note 10 of the unaudited condensed consolidated interim financial statements, effective June 30, 2013 the Company’s Co-CEOs terminated their employment with the Company and HG LLC. Following their departure, the managing partners of HGP are leading HG LLC. The senior managing director of Equity Partners continues to lead Equity Partners.

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

The Company’s segments are discussed in more detail in Note 11 of the unaudited condensed consolidated interim financial statements.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations references our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and various other factors that are considered to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies in the first three months of 2014.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At March 31, 2014 the Company had a working capital deficit of $5,075, as compared to a working capital deficit of $3,174 at December 31, 2013, an increase of $1,901. The most significant change within current assets was the decrease of $1,366 in deferred tax assets that resulted from the Company adjusting its total deferred tax assets to $nil, as discussed in Note 9 of the unaudited condensed consolidated interim financial statements. As well, amounts receivable and cash decreased by $802 and $411, respectively. The most significant change within current liabilities was a decrease of $1,142 in accounts payable and accrued liabilities, partially offset by an increase of $507 in debt payable to a related party.

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

During the first three months of 2014, the Company’s primary sources of cash were the operations of its asset liquidation business, and net advances of $439 from Counsel. Cash disbursements were primarily related to operating expenses.

It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $2,264 at March 31, 2014 and working capital of $4,284 at December 31, 2013.

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

Ownership Structure and Capital Resources

  At March 31, 2014 the Company had stockholders’ equity of $14,043, as compared to $39,497 at December 31, 2013.

  At December 31, 2012, and until July 25, 2013, the Company was 71.3% owned, and therefore controlled, by Counsel. The Company’s Co-CEOs each owned 7.0%, the former owners of HGP and a single investor each owned 3.5%, and the remaining public stockholders owned 7.7%. Upon the departure of the Co-CEOs in the third quarter of 2013, and the associated return and cancellation of 800,000 shares on July 26, 2013, as discussed in Note 10 of the unaudited condensed consolidated interim financial statements, Counsel’s ownership increased to 73.3%. That of the former Co-CEOs decreased to 5.8% each, that of the former owners of HGP and the single investor increased to 3.6% each, and that of the remaining public stockholders increased to 7.9%.

  On April 1, 2013, Counsel announced that its Board of Directors had approved a plan to focus Counsel’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in HGI. On March 20, 2014, Counsel declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Counsel’s common shareholders of record on April 1, 2014. On May 1, 2014, HGI and Counsel entered into a management services agreement (the “Services Agreement”) under which Counsel will continue to provide management and other services to HGI. For more detail regarding the Services Agreement, see Note 10 in the unaudited condensed consolidated interim financial statements.

Cash Position and Cash Flows

Cash and cash equivalents at March 31, 2014 were $2,802 as compared to $3,213 at December 31, 2013, a decrease of $411.

Cash provided by or used in operating activities Cash used in operating activities was $676 during the three months ended March 31, 2014 as compared to $174 cash provided during the same period in 2013. During the first three months of 2014 the Company had a loss of $25,571, as compared to a loss of $647 for the same period in 2013, an increase of $24,924. The loss in 2014 was primarily due to the adjustment of the $24,667 total deferred tax assets outstanding at December 31, 2013 to $nil. With respect to operations, gross profit from asset liquidation operations, including earnings from asset liquidation investments, decreased by $274. Intellectual property licensing revenue decreased by $200, and related expenses decreased by $139, for a net decrease of $61. These items were offset by a $463 decrease in operating expenses, including depreciation and amortization. This net decrease of $128 in the Company’s operating loss was accompanied by an increase of $43 in interest expense in 2014 as compared to 2013, primarily due to interest expense on the Company’s loan from Counsel. As noted above, the Company recorded tax expense of $24,667 in the first three months of 2014, as compared to recording a tax recovery of $353 during the same period of 2013.

The most significant changes in operating activities during the first three months of 2014 as compared to the first three months of 2013 were in amounts receivable, deposits, inventory, and asset liquidation investments. Amounts receivable decreased by $802 in 2014 as compared to increasing by $247 in 2013. Deposits did not change in 2014 as compared to decreasing by $1,147 in 2013. Inventory increased by $113 in 2014 as compared to decreasing by $310 in 2013. Asset liquidation investments decreased by $369 in 2014 as compared to decreasing by $717 in 2013.

Cash provided by investing activities Cash provided by investing activities during the three months ended March 31, 2014 was $26, as compared to $692 cash provided during the same period in 2013. The primary change was that in 2013 the Company received $44 in cash distributions from its investment in Polaroid, compared to receiving $753 in 2013. Additional investments in Polaroid were $11 and $56 in 2014 and 2013, respectively. In 2014 the Company invested $7 in property, plant and equipment as compared to investing $5 in 2013.

Cash provided by or used in financing activities Cash provided by financing activities was $239 during the three months ended March 31, 2014, as compared to $3,950 cash used during the same period in 2013. In 2014 the Company repaid $200 to its third party lender, compared to repaying net cash of $4,655 in 2013. In 2014, the Company received cash of $439 from Counsel, compared to receiving net cash of $705 in 2013.

Management’s Discussion of Results of Operations

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

Three-Month Period Ended March 31, 2014 Compared to Three-Month Period Ended March 31, 2013

Asset liquidation revenues were $1,985 in 2014 compared to $1,392 in 2013, asset liquidation expense was $465 in 2014 compared to $430 in 2013, and earnings of equity accounted asset liquidation investments were a loss of $30 in 2014 compared to earnings of $802 in 2013. The net earnings of these three items were therefore $1,490 in 2014 compared to $1,764 in 2013. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The lower net earnings in the current quarter reflect the vagaries of the timing of asset liquidation transactions.

Intellectual property licensing revenue was $0 during the three months ended March 31, 2014, compared to $200 during the same period in 2013. The 2013 revenue related a settlement and licensing agreement entered into with the defendant in a patent infringement lawsuit.

Patent licensing and maintenance expense was $11 during the three months ended March 31, 2014, compared to $150 during the same period in 2013. The costs in 2013 were associated with the revenue earned during the same period.

Selling, general and administrative expense, including expenses paid to related parties, was $2,138 during the three months ended March 31, 2014, compared to $2,598 during the same period in 2013. The significant items included:

  Compensation expense was $1,358 in 2014, compared to $1,651 in 2013. Salary and benefits expense for HGP was $950 in 2014 and $777 in 2013, and salary and benefits expense for HG LLC was $251 and $679, respectively. The decrease for HG LLC reflects the departure of the Co-CEOs and other HG LLC employees effective June 30, 2013. The salary earned by the Company’s President remained unchanged at $34. Stock based compensation was $123 in 2014 and $160 in 2013. The reduced expense in 2014 reflects the forfeiture of options by the Co-CEOs and other HG LLC employees who departed the Company.

  Management fee expense and allocated compensation charged by our majority stockholder, Counsel, was $109 in 2014 and $108 in 2013. See Note 10 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

  Consulting expense, including fees paid to our board of directors, was $119 in 2014, compared to $197 in 2013. The decrease is related to the operations of HG LLC.

  Legal expense was $30 in 2014, compared to $13 in 2013. The increase is primarily due to expenses associated with HGI filing statutory reports in Canada, prior to Counsel’s distribution of its ownership in HGI as a dividend in kind.

  Accounting and tax consulting expenses were $72 in 2014, compared to $61 in 2013.

  Office rent was $77 in 2014 as compared to $118 in 2013, and related solely to the operations of the Company’s asset liquidation business. The reduction is due to the cancellation of the leases on the New York and California offices of HG LLC, associated with the departure of the Co-CEOs and HG LLC employees.

  Insurance, including directors and officers liability insurance, was $32 in 2014 as compared to $38 in 2013.

  Travel and entertainment expense was $152 in 2014 as compared to $130 in 2013. The majority of the expense relates to the Company’s asset liquidation business, and the amount fluctuates depending on the location and complexity of transactions in a given period.

  Advertising, promotion and public relations expense was $80 in 2014 as compared to $54 in 2013.

Depreciation and amortization expense was $118 in 2014, compared to $121 in 2013. In both years, $113 represents amortization of the intangible assets recognized in connection with the acquisition of HGP, and the remaining expense represents depreciation of property, plant and equipment.

Other income (expenses) and earnings of other equity accounted investments – the significant items included:

  In 2014, the Company recorded income of $11 from its other equity accounted investments, as compared to recording $0 in 2013. In 2014, the amount consisted of $10 income from Polaroid, and $1 income from Knight’s Bridge GP.

Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions. We have not engaged in any material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. Our revolving credit facility provides that the principal amount outstanding bears interest at the greater of the lender’s prime rate + 1.0%, or 4.5% . Assuming that the debt amount on the revolving credit facility at March 31, 2014 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $1 for that twelve-month period. We do not believe that, in the near term, we are subject to material market risk on our debt.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2014. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Until the third quarter of 2012, our operations were conducted primarily in the United States and as such were not subject to material foreign currency exchange rate risk. With the expansion of our operations to Europe, we may become subject to greater foreign currency exchange rate risk. Management will monitor operations and act as required to minimize this risk.

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

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Management Services Agreement between Heritage Global Inc. and Counsel Corporation (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to our Current Report on Form 8-K filed on May 1, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Heritage Global Inc.

Date: May 14, 2014	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)