Form 10-Q
period 2014-06-30
Heritage Global Inc.
filed 2014-08-14
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [   ]      No [X]

As of August 7, 2014, there were 28,167,408 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$2,357	$3,213
Amounts receivable (net of allowance for doubtful accounts of $0; 2013 - $0)	1,113	1,670
Deposits	1	17
Inventory – equipment	266	578
Other current assets	564	479
Income taxes recoverable	22	1
Deferred income tax assets	—	1,366
Total current assets	4,323	7,324
Non-current assets:
Inventory – real estate	6,328	6,078
Asset liquidation investments	967	1,380
Investments	1,398	1,769
Property, plant and equipment, net	45	32
Intangible assets, net	4,584	4,810
Goodwill	11,486	5,301
Deferred income tax assets	—	23,301
Total assets	$29,131	$49,995

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,924	$6,510
Debt payable to third parties	2,751	1,438
Debt payable to a related party	2,655	2,550
Total current liabilities	11,330	10,498
Non-current liabilities:
Contingent consideration	4,198	—
Total liabilities	15,528	10,498

Commitments and contingencies

Equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 575 Class N shares at June 30, 2014 and 579 Class N shares at December 31, 2013, liquidation preference of $575 at June 30, 2014 and $579 at December 31, 2013	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,167,408 shares at June 30, 2014 and 28,167,248 shares at December 31, 2013	282	282
Additional paid-in capital	283,452	283,207
Accumulated deficit	(270,109)	(243,954)
Accumulated other comprehensive loss	(28)	(44)
Total equity	13,603	39,497
Total liabilities and equity	$29,131	$49,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of US dollars, except per share amounts)	2014	2013	2014	2013

Revenue:
Asset liquidation
Asset sales	$499	$152	$1,474	$598
Commissions and other	2,312	1,780	3,322	2,726
Total asset liquidation revenue	2,811	1,932	4,796	3,324
Intellectual property licensing	—	—	—	200
Total revenue	2,811	1,932	4,796	3,524

Operating costs and expenses:
Asset liquidation	517	226	921	582
Inventory maintenance	52	115	113	189
Patent licensing and maintenance	5	6	16	156
Selling, general and administrative, including expenses paid to related parties	2,604	2,580	4,742	5,178
Depreciation and amortization	120	119	238	240
Total operating costs and expenses	3,298	3,046	6,030	6,345
	(487)	(1,114)	(1,234)	(2,821)
Earnings (loss) of equity accounted asset liquidation investments (net of tax of $0)	18	7	(12)	809
Operating loss	(469)	(1,107)	(1,246)	(2,012)
Other expense:
Interest expense – third party	(100)	(174)	(171)	(269)
Interest expense – related party	(39)	—	(106)	—
Total other expense	(139)	(174)	(277)	(269)
Loss before the undernoted	(608)	(1,281)	(1,523)	(2,281)
Income tax expense (recovery)	—	(500)	24,667	(853)
Earnings of other equity accounted investments (net of tax of $0)	24	38	35	38
Net loss	(584)	(743)	(26,155)	(1,390)
Other comprehensive income (loss):
Currency translation adjustment (net of tax of $0)	22	(2)	16	(9)
Comprehensive loss	$(562)	$(745)	$(26,139)	$(1,399)

Weighted average common shares outstanding – basic and diluted (in thousands)	28,167	28,954	28,167	28,949

Net loss per share – basic and diluted	$(0.02)	$(0.03)	$(0.93)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended June 30, 2014

(in thousands of US dollars, except share amounts)
(unaudited)

`							Accumulated
					Additional		other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	Total

Balance at December 31, 2012	592	$6	28,945,228	$290	$283,281	$(237,558)	$(7)	$46,012
Cancellation of shares	—	—	(800,000)	(8)	(616)	—	—	(624)
Exercise of options	—	—	21,500	—	10	—	—	10
Conversion of Series N preferred shares	(13)	—	520	—	—	—	—	—
Compensation cost related to stock options	—	—	—	—	532	—	—	532
Comprehensive loss	—	—	—	—	—	(6,396)	(37)	(6,433)
Balance at December 31, 2013	579	$6	28,167,248	$282	$283,207	$(243,954)	$(44)	$39,497
Conversion of Series N preferred shares	(4)	—	160	—	—	—	—	—
Compensation cost related to stock options	—	—	—	—	245	—	—	245
Comprehensive income (loss)	—	—	—	—	—	(26,155)	16	(26,139)
Balance at June 30, 2014	575	$6	28,167,408	$282	$283,452	$(270,109)	$(28)	$13,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(In thousands of US dollars)	June 30,
	2014	2013
Cash flows provided by (used in) operating activities:
Net loss	$(26,155)	$(1,390)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	13	27
Accrued interest added to principal of related party debt	106	—
Stock-based compensation expense	245	327
Earnings of other equity accounted investments	(35)	(38)
Depreciation and amortization	238	240

Changes in operating assets and liabilities:
Decrease (increase) in amounts receivable	557	(390)
Decrease in deposits	16	1,352
Decrease in inventory	62	140
Decrease in asset liquidation investments	413	815
Increase in other current assets	(83)	(370)
Increase in income taxes recoverable	(21)	(146)
Decrease (increase) in deferred income tax assets	24,667	(750)
Increase (decrease) in accounts payable and accrued liabilities	(1,212)	3,149
Net cash provided by (used in) operating activities	(1,189)	2,966

Cash flows provided by (used in) investing activities:
Net cash paid for business acquisition	(1,361)	—
Investment in other equity accounted investments	(11)	(56)
Cash distributions from other equity accounted investments	417	784
Purchase of property, plant and equipment	(11)	(5)
Net cash provided by (used in) investing activities	(966)	723

Cash flows provided by (used in) financing activities:
Proceeds of debt payable to third parties	2,500	1,901
Repayment of debt payable to third parties	(1,200)	(8,889)
Proceeds of advances from a related party	1,104	5,909
Repayment of debt payable to related parties	(1,105)	(1,365)
Proceeds from exercise of options to purchase common shares	—	10
Net cash provided by (used in) financing activities	1,299	(2,434)
Increase (decrease) in cash	(856)	1,255
Cash and cash equivalents at beginning of period	3,213	4,314
Cash and cash equivalents at end of period	$2,357	$5,569

Supplemental cash flow information:
Taxes paid	$29	$24
Interest paid	132	283

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

(in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

     These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange Inc. (“NLEX”), C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “HGI”, the “Company”, “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

     The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2014.

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

     The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies in the first six months of 2014.

Recently Adopted Accounting Pronouncements

     In March 2013, the FASB issued Accounting Standards Update 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 specifies that a cumulative translation adjustment (CTA) is attached to a parent company’s investment in a foreign entity and should be released in a manner consistent with derecognition guidance on investments in entities. Therefore, the entire amount of the CTA associated with a foreign entity would be released upon 1) sale of a subsidiary or group of net assets within a foreign entity, which represents the substantially complete liquidation of the investment in the entity, 2) loss of a controlling financial interest in an investment in a foreign entity, or 3) step acquisition of a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for interim periods and fiscal years beginning on or after December 15, 2013, with early adoption permitted. The Company therefore adopted ASU 2013-05 in the first quarter of 2014. The adoption has had no impact on its consolidated financial statements.

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

Future Accounting Pronouncements

     In June 2014 the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires entities to treat performance targets that can be met after the requisite service period as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on achieving a performance target until it becomes probable that the performance target will be met. No new disclosures will be required. ASU 2014-12 will be effective for all entities for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. At this time the Company has not granted any share-based payment awards that include performance targets, but will be required to adopt ASU 2014-12 should it issue any such awards when ASU 2014-12 becomes effective.

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

     In May 2014, the FASB issued Accounting Standards update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 specifies a comprehensive model to be used in accounting for revenue arising from contracts with customers, and supersedes most of the current revenue recognition guidance, including industry-specific guidance. It applies to all contracts with customers except those that are specifically within the scope of other FASB topics, and certain of its provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities. The core principal of the model is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange. To apply the revenue model, an entity will: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public companies, ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, entities can choose to use either a full retrospective or modified approach, as outlined in ASU 2014-09. As compared with current GAAP, ASU 2014-09 requires significantly more disclosures about revenue recognition. The Company has not yet assessed the potential impact of ASU 2014-09 on its consolidated financial statements.

Note 3 – Acquisition of National Loan Exchange, Inc.

     On June 2, 2014, and effective May 31, 2014, the Company acquired all of the issued and outstanding capital stock in National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. NLEX operates as a wholly owned division of the Company. The acquisition of NLEX is consistent with HGI’s strategy to expand the services provided by its asset liquidation business. In connection with the acquisition, HGI entered into employment agreements with the previous owner and employees of NLEX.

     The consideration for the acquisition consisted of $2,000 cash, and an earnout provision (“contingent consideration”). Under the terms of the NLEX purchase agreement, the Company will pay, to the former owner of NLEX, 50% of gross revenues of NLEX and its affiliates, minus 50% of certain expenses, for each of the four years following the closing. The payments are due on or about July 30 of each year, beginning in 2015. The contingent consideration is capped at an aggregate of $5,000, and at June 30, 2014, subject to finalization of the purchase price allocation, and the application of a 6% discount rate, is estimated to have a present value of $4,198.

     The following table summarizes the consideration paid for NLEX and the amounts of the assets acquired and liabilities assumed, with the excess purchase price recognized as goodwill. As the purchase price allocation is still being finalized, these amounts are subject to change.

At June 2, 2014	$

Consideration
Cash paid on closing	2,000
Contingent consideration	4,198
Total purchase price	6,198

Acquisition related costs (included in selling, general, and administrative expenses in HGI’s condensed consolidated interim statement of operations for the six months ended June 30, 2014)	154

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	639
Other current assets	2
Fixed assets	14
Accounts payable and accrued liabilities	(642)
Total identifiable net assets assumed	13
Goodwill	6,185
6,198

     The goodwill is discussed in Note 6.

     To date, the only transactions recognized separately from the acquisition were the acquisition-related costs noted in the above table.

     The amounts of NLEX revenue and earnings included in HGI’s condensed consolidated statement of operations for the six months ended June 30, 2014 are shown below. Also shown are HGI’s consolidated revenue and net loss as if the acquisition of NLEX had occurred on January 1, 2014. It is impracticable for the Company to provide this information as if the acquisition had occurred on January 1, 2013, because it would require unreasonable efforts.

	Revenue	Earnings
NLEX revenue and earnings included at June 30, 2014	$303	$65
Consolidated revenue and net loss assuming January 1, 2014 acquisition	$6,219	$(26,147)

Note 4 – Stock-based Compensation

     At June 30, 2014 the Company maintained six stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements for the year ended December 31, 2013, contained in the Company’s most recently filed Annual Report on Form 10-K.

     During the first six months of 2014 the Company issued 50,000 options to the Company’s independent directors as part of their annual compensation, and 50,000 options to an officer of the Company in accordance with his employment agreement. During the first six months of 2013, the Company similarly issued 50,000 options to the Company’s independent directors and 150,000 options to an officer of the Company.

     The following summarizes the changes in common stock options for the six months ended June 30, 2014:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2013	2,130,000	$1.75
Granted	100,000	$0.70
Exercised	—	N/A
Forfeited	(7,500)	$2.00
Expired	(37,500)	$0.96
Outstanding at June 30, 2014	2,185,000	$1.71

Options exercisable at June 30, 2014	1,340,000	$1.75

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

     Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the six months ended June 30, 2014 and 2013, respectively, the Company included zero outstanding options, due to the Company’s net loss in both periods.

Note 6 – Goodwill

     The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown below. No goodwill impairment has resulted from impairment testing done subsequent to the acquisitions. The most recent impairment testing was completed at December 31, 2013 and therefore included the goodwill associated with both Equity Partners and HGP. There have been no circumstances during the one month following the acquisition of NLEX that would require impairment testing of the associated goodwill. The purchase price allocation relating to the acquisition of NLEX is still being finalized, and therefore the amount assigned to goodwill is subject to change.

Entity acquired	Acquisition date	Goodwill
Equity Partners	June 2011	$573
HGP	February 2012	4,728
NLEX	June 2014	6,185
Total goodwill		$11,486

Note 7 – Asset Liquidation Investments and Other Investments

     Summarized financial information – Equity accounted asset liquidation investments

     The table below details the summarized results of operations attributable to HGI from the Joint Ventures in which it was invested:

	Six months ended
	June 30,
	2014	2013

Gross revenues	$10	$2,266

Gross profit (loss)	$(12)	$775

Income (loss) from continuing operations	$(12)	$809

Net income (loss)	$(12)	$809

     Other investments

     The Company’s other investments as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$19	$19
Polaroid Corporation (“Polaroid”)	1,379	1,750

Total investments	$1,398	$1,769

     The Company accounts for its investments under the equity method.

     The components of the Company’s investment in Polaroid at June 30, 2014 and December 31, 2013 are detailed below:

As at June 30, 2014

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,492	$237	$(1,633)	$1,096
Class D	628	55	(400)	283
Total	$3,120	$292	$(2,033)	$1,379

As at December 31, 2013

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,492	$209	$(1,300)	$1,401
Class D	617	50	(318)	349
Total	$3,109	$259	$(1,618)	$1,750

Note 8 – Debt

	June 30,	December 31,
	2014	2013
Third party debt
Credit Facility	$247	$1,438
Other third party debt	2,504	—
Total third party debt	$2,751	$1,438

Related party debt
Counsel Loan	$2,655	$2,550

     At June 30, 2014 and December 31, 2013, all of the Company’s outstanding debt was current.

     The Credit Facility is provided to HG LLC by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) dated as of June 2, 2009 and most recently amended as of September 27, 2012 (the “Amendment Date”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of the WSJ prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $15,000, subject to HG LLC maintaining a 1:2 ratio of capital funds, i.e. the sum of HG LLC’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At June 30, 2014, $405 of such assets served as collateral for the loan (December 31, 2013 - $606). A monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). The Unused Line Fee is equal to the product of 0.50% per annum multiplied by the difference between $15,000 and the average loan amount outstanding during the month. Effective the Amendment Date, a facility fee (“Facility Fee”) of $75 was payable to the lender. Subsequent payments of a $50 Facility Fee and a $25 Agency Fee are due on each anniversary of the Amendment Date. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel Corporation, the Company's former majority shareholder (together with its subsidiaries, “Counsel”). At June 30, 2014 the Company was in compliance with all covenants of the Credit Facility. At December 31, 2013, the Company was in breach of one of the covenants of the Credit Facility. The breach was waived by the bank.

     During the second quarter of 2014, the Company entered into a loan agreement with an unrelated third party, in the principal amount of $2,500. The loan bears interest at 6% and matures on January 15, 2015, and at June 30, 2014 had a balance of $2,504. The loan is not subject to any covenants or conditions.

     The Counsel Loan outstanding at December 31, 2013 consisted of net advances received by the Company from Counsel, and included $168 of accrued interest. The advances were made under an existing loan facility that was originally entered into during the fourth quarter of 2003, accrued interest at 10% per annum compounded quarterly from the date funds were advanced, and was due on demand. Any outstanding balance under the Counsel Loan was secured by the assets of the Company.

     In the second quarter of 2014, following Counsel’s distribution of its ownership interest in HGI to Counsel shareholders as a dividend in kind, this facility was replaced and the outstanding balance was transferred to a new facility (also the “Counsel Loan”). Under the new facility, payment is due within thirty days following the end of each quarter. Unpaid balances accrue interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, or the maximum rate allowable by law. For the second quarter of 2014 the rate was 5.25% . Please see Note 11 for further discussion of transactions with Counsel.

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

Note 10 – Income Taxes

     In the first quarter of 2014, as a result of incurring losses in 2012, 2013 and 2014, the Company recorded a valuation allowance against all of its net deferred tax assets. At June 30, 2014, the Company has aggregate tax net operating loss carry forwards of approximately $74,775 ($59,913 of unrestricted net operating tax losses and approximately $14,862 of restricted net operating tax losses) and unused minimum tax credit carry forwards of $547. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2034.

     The reported tax expense (benefit) varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013

Expected federal statutory tax expenses (benefit)	$(580)	$(775)

Increase (reduction) in taxes resulting from:

State income taxes recoverable	1	(105)

Non-deductible expenses (permanent differences)	13	27

Change in temporary differences:

Change in valuation allowance attributable to continuing operations	25,178	—

Rate changes	55	—

Other	—	—

Income tax expense (recovery)	$24,667	$(853)

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

     The components of the deferred tax asset and liability as of June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013

Deferred tax assets:
Net operating loss carry-forwards	$25,424	$29,816
Minimum tax credit carry forwards	186	186
Intangible assets	(33)	(24)
Stock based compensation	776	679
Start-up costs	(15)	(14)
Depreciation and amortization	—	(3)
Other	193	210
Writedown of inventory	452	452
Trade Name	(1,326)	(1,395)
Customer List/Business Network	(479)	(500)
Gross deferred tax assets	25,178	29,407
Less: valuation allowance	(25,178)	(4,740)
Net deferred tax assets	$—	$24,667

Note 11 – Related Party Transactions

Debt with Counsel

     Until the second quarter of 2014, as discussed in Note 8, Counsel was the Company’s majority shareholder. Following Counsel’s distribution of its investment in HGI to Counsel shareholders, Counsel remains a related party. Therefore, at June 30, 2014 the Company reported $2,655 of related party debt owing to Counsel, as compared to a balance owing of $2,550 at December 31, 2013.

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

     Following this disposition, the Company and Counsel entered into a replacement management services agreement (the “Services Agreement”). Under the terms of the Services Agreement, Counsel remains as external manager and continues to provide the same services, at similar rates. The Services Agreement has an initial term of one year, which renews automatically for successive one-year terms unless notice by either party is given within ninety days before the expiration. The Services Agreement may be terminated at any time upon mutual agreement of the Company and Counsel. The Company intends to internalize its management in the future, but expects that it will continue to avail itself of the services provided under the Services Agreement until such time.

     The amounts charged by Counsel are detailed below:

	Six months ended
Item	June 30,
	2014	2013
Management fees	$180	$180
Other charges	38	36
Total	$218	$216

Transactions with Other Related Parties

     The Company leases office space in Foster City, CA as part of the operations of HGP. The premises are owned by an entity that is jointly controlled by senior officers of HGP. It also leases office space in Edwardsville, IL, as part of the operations of NLEX, that is owned by senior officers of NLEX. Beginning in 2009, the Company leased office space in White Plains, NY and Los Angeles, CA as part of the operations of HG LLC. Both premises are owned by entities that are controlled by a former Co-CEO of HG LLC and the Company. In connection with the departure of the Co-CEOs in the third quarter of 2013, these lease agreements were terminated, without penalty, effective June 30, 2013.

     The lease amounts paid by the Company to the related parties are detailed below:

	Six months ended
Leased premises location	June 30,
	2014	2013
Foster City, CA	$114	$114
Edwardsville, IL	8	—
White Plains, NY	—	66
Los Angeles, CA	—	12
Total	$122	$192

Note 12 – Subsequent Events

     The Company has evaluated events subsequent to June 30, 2014 for disclosure. There have been no material subsequent events requiring disclosure in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

     The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the six months ended June 30, 2014, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”).

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

     On June 2, 2014, effective as of May 31 , 2014, the Company acquired 100% of the outstanding equity of National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX now operates as a wholly owned division of the Company. Prior to the acquisition, NLEX’s role was limited to being a broker or agent, but that role may expand to include NLEX acting as a principal. The purchase price consisted of $2,000 cash, as well as up to $5,000 of contingent consideration based on NLEX earnings during the four years following the acquisition. At June 30, 2014, subject to finalization of the purchase price allocation, the present value of the contingent consideration has been estimated as $4,198. The transaction is also discussed in Note 3 of the unaudited condensed consolidated interim financial statements.

     The organization chart below outlines the basic corporate structure of the Company as of June 30, 2014.

Asset liquidation

     The Company’s asset liquidation business is its sole operating segment, and the Company’s objective is to be the leading resource for clients requiring capital asset solutions. The asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales.

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

     In February 2012 the Company increased its in-house asset liquidation expertise via its acquisition of 100% of the outstanding equity of HGP, a global full-service auction, appraisal and asset advisory firm, and in the fourth quarter of 2012, the Company launched Heritage Global Partners Europe (“HGP Europe”). Through its wholly-owned subsidiary Heritage Global Partners UK Limited, the Company opened three European-based offices, one each in the United Kingdom, Germany and Spain. The European operations began earning revenue in the third quarter of 2013, and management believes that HGI’s expanded global platform will both provide its customer base with an array of value-added capital asset solutions, and achieve the Company’s long-term goal of growing its principal and fee-based revenue channels.

     As described above, effective May 31, 2014, the Company again expanded its asset liquidation operations with the acquisition of NLEX. NLEX is the largest volume broker of charged-off receivables in the United States and Canada, and its offerings include national, state and regional portfolios on behalf of many of the world’s top financial institutions. Its acquisition is consistent with HGI’s strategy to expand and diversify the services provided by its asset liquidation business.

     HGI is focused on building a sustainable, long-term global capital asset solutions business. At this time, the Company’s asset liquidation operations are composed of its auction and appraisal services, the financial services businesses provided by Equity Partners and NLEX, and asset acquisition and monetization transactions.

Intellectual property licensing

     The Company holds two Voice over Internet Protocol (“VoIP”) patents. U.S. Patent No. 6,438,124 was developed by the Company, and encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. U.S. Patent No. 6,243,373 (the “VoIP Patent”) was purchased from a third party and includes a corresponding foreign patent and related international patent applications. These patents, together with related international patents and patent applications, form the Company’s international VoIP Patent Portfolio (the “Portfolio”) that covers the basic process and technology that enable VoIP communication as used in the market today. As part of the consideration for the acquisition of the VoIP Patent, the vendor is entitled to receive 35% of the net earnings from the Portfolio. To date the Company has recognized aggregate revenue of $17,825 from settlement and licensing agreements and paid $2,630 to the vendor. At this time, although the Company expects to continue to incur costs relating to maintaining ownership of these patents, it is not expected that either these costs or incidental revenue will be material.

Industry and Competition

Asset Liquidation

     Our asset liquidation business is involved primarily in the auction, appraisal and asset advisory services provided by HGP, and, beginning in the second quarter of 2014, the accounts receivable brokerage services provided by NLEX. It also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, the Company competes with other liquidators, auction companies, dealers and brokers. It competes for potential purchasers with other liquidators and auction companies, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some of our competitors have significantly greater financial and marketing resources and name recognition.

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

     The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies in the first six months of 2014.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

     Liquidity

     At June 30, 2014 the Company had a working capital deficit of $7,007, as compared to a working capital deficit of $3,174 at December 31, 2013, an increase of $3,833. The most significant change within current assets was the decrease of $1,366 in deferred tax assets that resulted from the Company adjusting its total deferred tax assets to $nil, as discussed in Note 10 of the unaudited condensed consolidated interim financial statements. Cash and amounts receivable also decreased by $856 and $557, respectively. Within current liabilities, total debt increased by $1,418, but this was partially offset by a decrease of $586 in accounts payable and accrued liabilities.

     The Company’s debt payable to third parties consists of two items: HG LLC’s revolving credit facility (the “Credit Facility”), and an additional third party loan, which was entered into during the second quarter of 2014. These items had balances of $247 and $2,504, respectively, at June 30, 2014.

     Borrowings under HG LLC’s revolving credit facility (the “Credit Facility”) are subject to significant fluctuation depending on the number and magnitude of asset liquidation transactions in process at any given date. The Credit Facility has a maximum of $15,000 in place to finance purchases of assets for resale. The Counsel Loan consists primarily of advances received prior to Counsel’s disposition of its investment in HGI. The Company’s debt is discussed in more detail in Note 8 of the unaudited condensed consolidated interim financial statements.

     During the first six months of 2014, the Company’s primary sources of operating cash were the operations of its asset liquidation business, cash distributions of $417 from its equity accounted investments, the third party loans described above, and advances of $1,104 from Counsel.

     It should be noted that GAAP requires the Company to classify both real estate inventory and asset liquidation investments as non-current, although they are generally expected to be converted to cash within a year. If these assets were classified as current, the Company would report working capital of $288 at June 30, 2014 and working capital of $4,284 at December 31, 2013.

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

     Ownership Structure and Capital Resources

  At June 30, 2014 the Company had stockholders’ equity of $13,603, as compared to $39,497 at December 31, 2013.

  At December 31, 2012, and until July 25, 2013, the Company was 71.3% owned, and therefore controlled, by Counsel. The Company’s Co-CEOs each owned 7.0%, the former owners of HGP and a single investor each owned 3.5%, and the remaining public stockholders owned 7.7%. Upon the departure of the Co-CEOs in the third quarter of 2013, and the associated return and cancellation of 800,000 shares on July 26, 2013, Counsel’s ownership increased to 73.3%. That of the former Co-CEOs decreased to 5.8% each, that of the former owners of HGP and the single investor increased to 3.6% each, and that of the remaining public stockholders increased to 7.9%.

  On April 1, 2013, Counsel announced that its Board of Directors had approved a plan to focus Counsel’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in HGI. On March 20, 2014, Counsel declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Counsel’s common shareholders of record on April 1, 2014. On May 1, 2014, HGI and Counsel entered into a management services agreement (the “Services Agreement”) under which Counsel will continue to provide management and other services to HGI. For more detail regarding the Services Agreement, see Note 11 in the unaudited condensed consolidated interim financial statements.

Cash Position and Cash Flows

     Cash and cash equivalents at June 30, 2014 were $2,357 as compared to $3,213 at December 31, 2013, a decrease of $856.

     Cash provided by or used in operating activities Cash used in operating activities was $1,189 during the six months ended June 30, 2014 as compared to $2,966 cash provided during the same period in 2013. During the first six months of 2014 the Company had a pre-tax loss of $1,488, as compared to a pre-tax loss of $2,243 for the same period in 2013, a decrease of $755. Net losses for 2014 and 2013 were $26,155 and $1,390, respectively, with the large increase in 2014 primarily due to the adjustment of the $24,667 total deferred tax assets outstanding at December 31, 2013 to $nil.

     Although the acquisition of NLEX during the second quarter of 2014 did not have a significant impact on the Company’s operations, since only one month of NLEX operations is included in its unaudited condensed consolidated interim financial statements, the NLEX operations did provide $65 of net income. With respect to operations, the Company’s operating loss decreased to $1,246 as compared to $2,012 for the same period in 2013. Gross profit from asset liquidation operations, including earnings from asset liquidation investments and NLEX operations, increased by $388. Intellectual property licensing revenue decreased by $200, and related expenses decreased by $140, for a net decrease of $60. Operating expenses, including depreciation and amortization, decreased by $438. Interest expense in 2014 was relatively unchanged from 2013, at $277 and $269, respectively. As noted above, the Company recorded tax expense of $24,667 in the first six months of 2014, as compared to recording a tax recovery of $853 during the same period of 2013.

     The most significant changes in operating activities during the first six months of 2014 as compared to the first six months of 2013, aside from those relating to tax, were in amounts receivable, deposits, asset liquidation investments, and accounts payable and accrued liabilities. Amounts receivable decreased by $557 in 2014 as compared to increasing by $390 in 2013. Deposits decreased by $16 in 2014 as compared to decreasing by $1,352 in 2013. Asset liquidation investments decreased by $413 in 2014 as compared to decreasing by $815 in 2013. Accounts payable and accrued liabilities represented a significant cash outflow, as they decreased $1,212 in 2014 as compared to increasing by $3,149 in 2013.

     Cash provided by or used in investing activities Cash used by investing activities during the six months ended June 30, 2014 was $966, as compared to $723 cash provided during the same period in 2013. The most significant item in 2014 was the net $1,361 cash paid to acquire NLEX; there were no similar transactions during 2013. The other significant difference between the two periods was the receipt of $417 in cash distributions during 2014, primarily from the Company’s investment in Polaroid, compared to the receipt of $784 in cash distributions during 2013, also primarily from Polaroid.

     Cash provided by or used in financing activities Cash provided by financing activities was $1,299 during the six months ended June 30, 2014, as compared to $2,434 cash used during the same period in 2013. Total cash receipts from Counsel in 2014 were $1,104, and repayments to Counsel were $1,105. During 2014, the Company received $2,500 as a loan from a third party, and repaid $1,200 of the Credit Facility. In 2013, the Company received net cash of $4,544 from Counsel, and repaid net $6,988 of the Credit Facility. In 2013 the Company received $10 cash associated with option exercises; there were no exercises in 2014.

Management’s Discussion of Results of Operations

     Asset liquidation revenue has several components: 1) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt, 2) more traditional asset disposition services, such as commissions from on-site and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, and 3) fees earned for management advisory services. The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments. As a result of the acquisition of HGP in the first quarter of 2012 and the acquisition of NLEX in the second quarter of 2014, the Company’s revenues are increasingly earned from services rather than from acquisition and disposition of assets, or from asset liquidation investments.

     In the near-term, the Company’s earnings have been impacted by the incremental costs associated with the acquisition and integration of HGP, the expansion of its operations into Europe, and the acquisition of NLEX, as discussed above under Overview, History and Recent Developments.

Three-Month Period Ended June 30, 2014 Compared to Three-Month Period Ended June 30, 2013

     Asset liquidation revenues were $2,811 in 2014 compared to $1,932 in 2013, asset liquidation expense was $569 in 2014 compared to $341 in 2013, and earnings of equity accounted asset liquidation investments were $18 in 2014 compared to $7 in 2013. The net earnings of these three items were therefore $2,260 in 2014 compared to $1,598 in 2013. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The increased net earnings in the current quarter reflect the vagaries of the timing of asset liquidation transactions. They also reflect the acquisition of NLEX, which was responsible for $281 of the quarter’s net asset liquidation earnings.

     Patent licensing and maintenance expense was $5 during the three months ended June 30, 2014, compared to $6 during the same period in 2013.

     Selling, general and administrative expense, including expenses paid to related parties, was $2,604 during the three months ended June 30, 2014, compared to $2,580 during the same period in 2013. The significant items included:

  Compensation expense was $1,603 in 2014, compared to $1,720 in 2013. Salary and benefits expense for HGP was $1,001 in 2014 and $892 in 2013, salary and benefits expense for HG LLC was $284 and $627, respectively, and compensation expense for NLEX, comprised of expense for June 2014, was $161. The decrease for HG LLC reflects the departure of the former Co-CEOs and other HG LLC employees effective June 30, 2013. The salary earned by the Company’s President remained unchanged at $34. Stock based compensation was $122 in 2014 and $167 in 2013.

  Management fee expense and allocated compensation charged by our former majority stockholder, Counsel, was $109 in 2014 and $108 in 2013. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

  Consulting expense, including fees paid to our board of directors, was $109 in 2014, compared to $174 in 2013. The decrease is related to the operations of HG LLC.

  Legal expense was $138 in 2014, compared to $107 in 2013. The increase is primarily due to expenses associated with the acquisition of NLEX in the second quarter of 2014.

  Accounting and tax consulting expenses were $116 in 2014, compared to $28 in 2013. The increase is primarily due to expenses associated with both HGI filing statutory reports in Canada, prior to Counsel’s distribution of its ownership in HGI as a dividend in kind, and HGI’s acquisition of NLEX.

  Office rent was $92 in 2014 as compared to $121 in 2013, and related solely to the operations of the Company’s asset liquidation business. The reduction is due to the cancellation of the leases on the New York and California offices of HG LLC, associated with the departure of the Co-CEOs and HG LLC employees.

  Insurance, including directors and officers liability insurance, was $36 in 2014 as compared to $35 in 2013.

  Travel and entertainment expense was $157 in 2014 as compared to $96 in 2013. The majority of the expense relates to the Company’s asset liquidation business, and the amount fluctuates depending on the location and complexity of transactions in a given period.

  Advertising, promotion and public relations expense was $74 in 2014 as compared to $60 in 2013.

     Depreciation and amortization expense was $120 in 2014, compared to $119 in 2013. In both years, $113 represents amortization of the intangible assets recognized in connection with the acquisition of HGP, and the remaining expense represents depreciation of property, plant and equipment.

     Other income (expenses) and earnings of other equity accounted investments – the significant items included:

  In 2014, the Company recorded income of $24 from its other equity accounted investments, as compared to recording $38 in 2013. In 2014, the amount consisted of $23 income from Polaroid, and $1 income from Knight’s Bridge GP; in 2013, these amounts were $9 and $29, respectively.

Six-Month Period Ended June 30, 2014 Compared to Six-Month Period Ended June 30, 2013

     Asset liquidation revenues were $4,796 in 2014 compared to $3,324 in 2013, asset liquidation expense was $1,034 in 2014 compared to $771 in 2013, and earnings of equity accounted asset liquidation investments were a loss of $12 in 2014 compared to earnings of $809 in 2013. The net earnings of these three items were therefore $3,750 in 2014 compared to $3,362 in 2013. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The increased net earnings in 2014 reflect the vagaries of the timing of asset liquidation transactions. They also reflect the acquisition of NLEX, which was responsible for $281 of the net asset liquidation earnings.

     Intellectual property licensing revenue was $0 during the six months ended June 30, 2014, compared to $200 during the same period in 2013. The 2013 revenue related to a settlement and licensing agreement entered into with the defendant in a patent infringement lawsuit.

     Patent licensing and maintenance expense was $16 during the six months ended June 30, 2014, compared to $156 during the same period in 2013. The costs in 2013 were associated with the revenue earned during the same period.

     Selling, general and administrative expense, including expenses paid to related parties, was $4,742 during the six months ended June 30, 2014, compared to $5,178 during the same period in 2013. The significant items included:

  Compensation expense was $2,961 in 2014, compared to $3,370 in 2013. Salary and benefits expense for HGP was $1,951 in 2014 and $1,668 in 2013, salary and benefits expense for HG LLC was $534 and $1,306, respectively, and compensation expense for NLEX, comprised of expense for June 2014, was $161. The decrease for HG LLC reflects the departure of the former Co-CEOs and other HG LLC employees effective June 30, 2013. The salary earned by the Company’s President remained unchanged at $34. Stock based compensation was $245 in 2014 and $327 in 2013. The reduced expense in 2014 reflects the forfeiture of options by the Co-CEOs and other HG LLC employees who departed the Company.

  Management fee expense and allocated compensation charged by our former majority stockholder, Counsel, was $218 in 2014 and $216 in 2013. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

  Consulting expense, including fees paid to our board of directors, was $228 in 2014, compared to $371 in 2013. The decrease is related to the operations of HG LLC.

  Legal expense was $167 in 2014, compared to $120 in 2013. The increase is primarily due to expenses associated with both HGI filing statutory reports in Canada, prior to Counsel’s distribution of its ownership in HGI as a dividend in kind, and HGI’s acquisition of NLEX.

  Accounting and tax consulting expenses were $188 in 2014, compared to $89 in 2013. The increase is primarily due to expenses associated with both HGI filing statutory reports in Canada, prior to Counsel’s distribution of its ownership in HGI as a dividend in kind, and HGI’s acquisition of NLEX.

  Office rent was $169 in 2014 as compared to $240 in 2013, and related solely to the operations of the Company’s asset liquidation business. The reduction is due to the cancellation of the leases on the New York and California offices of HG LLC, associated with the departure of the Co-CEOs and HG LLC employees.

  Insurance, including directors and officers liability insurance, was $77 in 2014 as compared to $73 in 2013.

  Travel and entertainment expense was $309 in 2014 as compared to $226 in 2013. The majority of the expense relates to the Company’s asset liquidation business, and the amount fluctuates depending on the location and complexity of transactions in a given period.

  Advertising, promotion and public relations expense was $154 in 2014 as compared to $114 in 2013.

     Depreciation and amortization expense was $238 in 2014, compared to $240 in 2013. In both years, $226 represents amortization of the intangible assets recognized in connection with the acquisition of HGP, and the remaining expense represents depreciation of property, plant and equipment.

     Other income (expenses) and earnings of other equity accounted investments – the significant items included:

  In 2014, the Company recorded income of $35 from its other equity accounted investments, as compared to recording $38 in 2013. In 2014, the amount consisted of $33 income from Polaroid, and $2 income from Knight’s Bridge GP; in 2013, these amounts were $8 and $30, respectively.

     Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

     Off-Balance Sheet Transactions. We have not engaged in any material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have two debt instruments that have variable interest rates. Our Credit Facility provides that the principal amount outstanding bears interest at the greater of the lender’s prime rate + 1.0%, or 4.5% . Assuming that the debt amount on the revolving credit facility at June 30, 2014 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $2 for that twelve-month period. Similarly, the Counsel Loan bears interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, and a 1% increase would increase interest expense by $27. We do not believe that, in the near term, we are subject to material market risk on our debt.

     We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2014. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Until the third quarter of 2012, our operations were conducted primarily in the United States and as such were not subject to material foreign currency exchange rate risk. With the expansion of our operations to Europe, we may become subject to greater foreign currency exchange rate risk. Management will monitor operations and act as required to minimize this risk.

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

     Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit

10.1	Stock Purchase Agreement between Heritage Global Inc., National Loan Exchange, Inc., and David Ludwig, signed on June 2, 2014 and effective as of May 31, 2014 (1)

10.2	Management Services Agreement between Heritage Global Inc. and Counsel Corporation, effective as of May 1, 2014 (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 6, 2014.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on May 1, 2014.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Heritage Global Inc.

Date: August 14, 2014	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Executive Vice President, Chief Financial Officer and
Corporate Secretary
(Principal Financial Officer and Principal Accounting
Officer)