Form 10-Q
period 2014-09-30
Heritage Global Inc.
filed 2014-11-13
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes [   ]      No [X]

As of November 5, 2014, there were 28,167,408 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$4,400	$3,213
Accounts receivable (net of allowance for doubtful accounts of $0; 2013 - $0)	2,494	1,670
Deposits	4	17
Inventory – equipment	172	578
Other current assets	575	479
Income taxes receivable	4	1
Deferred income tax assets	—	1,366
Total current assets	7,649	7,324
Non-current assets:
Inventory – real estate	6,388	6,078
Asset liquidation investments	1,436	1,380
Investments	1,500	1,769
Property, plant and equipment, net	42	32
Intangible assets, net	4,471	4,810
Goodwill	11,486	5,301
Deferred income tax assets	—	23,301
Total assets	$32,972	$49,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,218	$6,510
Debt payable to third parties	2,974	1,438
Debt payable to a related party	3,056	2,550
Contingent consideration	650	—
Total current liabilities	15,898	10,498
Non-current liabilities:
Contingent consideration	3,548	—
Total liabilities	19,446	10,498

Commitments and contingencies

Stockholders' equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 575 Class N shares at September 30, 2014 and 579 Class N shares at December 31, 2013, liquidation preference of $575 at September 30, 2014 and $579 at December 31, 2013	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,167,408 shares at September 30, 2014 and 28,167,248 shares at December 31, 2013	282	282
Additional paid-in capital	283,570	283,207
Accumulated deficit	(270,297)	(243,954)
Accumulated other comprehensive loss	(35)	(44)
Total stockholders' equity	13,526	39,497
Total liabilities and stockholders' equity	$32,972	$49,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of US dollars, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:
Asset liquidation
Asset sales	$4,738	$1,201	$6,212	$1,799
Commissions and other	1,365	1,064	4,687	3,790
Total asset liquidation revenue	6,103	2,265	10,899	5,589
Intellectual property licensing	—	624	—	824
Total revenue	6,103	2,889	10,899	6,413

Operating costs and expenses:
Asset liquidation	3,283	819	4,204	1,401
Inventory maintenance	102	86	215	275
Patent licensing and maintenance	16	10	32	166
Selling, general and administrative, including expenses paid to related parties	2,682	2,078	7,424	7,256
Depreciation and amortization	119	118	357	358
Total operating costs and expenses	6,202	3,111	12,232	9,456
	(99)	(222)	(1,333)	(3,043)
Earnings (loss) of asset liquidation investments (net of tax of $0)	(41)	456	(53)	1,265
Operating income (loss)	(140)	234	(1,386)	(1,778)
Other expense:
Interest expense – third party	(79)	(39)	(250)	(308)
Interest expense – related party	(43)	(91)	(149)	(91)
Total other expense	(122)	(130)	(399)	(399)
Income (loss) before the undernoted	(262)	104	(1,785)	(2,177)
Income tax expense (recovery)	55	387	24,722	(466)
Earnings of other equity method investments (net of tax of $0)	129	23	164	61
Net loss	(188)	(260)	(26,343)	(1,650)
Other comprehensive income (loss):
Currency translation adjustment (net of tax of $0)	(7)	(4)	9	(13)
Comprehensive loss	$(195)	$(264)	$(26,334)	$(1,663)

Weighted average common shares outstanding – basic and diluted (in thousands)	28,167	28,384	28,167	28,759

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.94)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2014
(in thousands of US dollars, except share amounts)
(unaudited)

`							Accumulated
					Additional		other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	Total

Balance at January 1, 2014	579	$6	28,167,248	$282	$283,207	$(243,954)	$(44)	$39,497
Conversion of Series N preferred shares	(4)	—	160	—	—	—	—	—
Compensation cost related to stock options	—	—	—	—	363	—	—	363
Comprehensive income (loss)	—	—	—	—	—	(26,343)	9	(26,334)
Balance at September 30, 2014	575	$6	28,167,408	$282	$283,570	$(270,297)	$(35)	$13,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of US dollars)
(unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows provided by operating activities:
Net loss	$(26,343)	$(1,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	46	12
Accrued interest added to principal of related party debt	149	91
Stock-based compensation expense	363	409
Earnings of other equity method investments	(164)	(61)
Revenue from sale of intellectual property license	—	(624)
Depreciation and amortization	357	358

Changes in operating assets and liabilities:
Increase in accounts receivable	(824)	(892)
Decrease in deposits	13	1,362
Decrease in inventory	96	334
Decrease (increase) in asset liquidation investments	(56)	44
Increase in other current assets	(95)	(415)
Increase in income taxes receivable	(3)	(48)
Decrease (increase) in deferred income tax assets	24,667	(477)
Increase in accounts payable and accrued liabilities	2,075	3,925
Net cash provided by operating activities	281	2,368

Cash flows provided by (used in) investing activities:
Net cash paid for business acquisition	(1,361)	—
Investment in other equity accounted investments	(11)	(56)
Cash distributions from other equity accounted investments	444	784
Purchase of property, plant and equipment	(13)	(10)
Net cash provided by (used in) investing activities	(941)	718

Cash flows provided by (used in) financing activities:
Proceeds of debt payable to third parties	2,928	1,901
Repayment of debt payable to third parties	(1,438)	(11,255)
Proceeds of advances from a related party	2,462	8,887
Repayment of debt payable to related parties	(2,105)	(2,400)
Proceeds from exercise of options to purchase common shares	—	10
Net cash provided by (used in) financing activities	1,847	(2,857)
Increase in cash and cash equivalents	1,187	229
Cash and cash equivalents at beginning of period	3,213	4,314
Cash and cash equivalents at end of period	$4,400	$4,543

Supplemental cash flow information:
Taxes paid	$19	$39
Interest paid	167	354

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

     The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2014. The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated balance sheet at December 31, 2013, contained in the above referenced Form 10-K.

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

     Significant estimates include the assessment of collectability of revenue recognized, and the valuation of amounts receivable, inventory, investments, deferred income tax assets, goodwill and intangible assets, liabilities, stock-based compensation and contingent consideration. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

     The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies in the first nine months of 2014. With respect to the acquisition of National Loan Exchange, Inc. (“NLEX”) during the quarter ended June 30, 2014 (see Note 3), revenue is received and recognized at the time the assets are transferred to the customer.

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

     In August 2014, the FASB issued Accounting Standards update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due, and provides guidance on determining when and how to disclose going-concern uncertainties in an entity’s financial statements. It requires management to perform both interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU contains guidance on 1) how to perform a going-concern assessment, and 2) when to provide going-concern disclosures. An entity must provide specified disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has not yet adopted ASU 2014-15 nor assessed its potential impact on its disclosures.

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

     The consideration for the acquisition consisted of $2,000 cash, and an earnout provision (“contingent consideration”). Under the terms of the NLEX purchase agreement, the Company will pay, to the former owner of NLEX, 50% of gross revenues of NLEX and its affiliates, minus 50% of certain expenses, for each of the four years following the closing. The payments are due on or about July 30 of each year, beginning in 2015. The contingent consideration is capped at an aggregate of $5,000, and at September 30, 2014, subject to finalization of the purchase price allocation and the application of a 6% discount rate, is estimated to have a present value of $4,198. At September 30, 2014, the Company has estimated that the current portion of the contingent consideration is $650, and that the non-current portion is $3,548.

     The following table summarizes the consideration paid for NLEX and the amounts of the assets acquired and liabilities assumed, with the excess purchase price recognized as goodwill. As the purchase price allocation is still being finalized, these amounts are subject to change.

Consideration
Cash paid on closing	$2,000
Contingent consideration	4,198
Total purchase price	$6,198

Acquisition related costs (included in selling, general, and administrative expenses in HGI’s condensed consolidated interim statement of operations for the nine months ended September 30, 2014)	$197

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$639
Other current assets	2
Fixed assets	14
Accounts payable and accrued liabilities	(642)
Total identifiable net assets assumed	13
Goodwill	6,185
$6,198

     The goodwill is discussed in Note 6.

     The amounts of NLEX revenue and earnings for the period June 1, 2014 through September 30, 2014, included in HGI’s condensed consolidated statement of operations for the nine months ended September 30, 2014, are shown below. Also shown are HGI’s consolidated revenue and net loss as if the acquisition of NLEX had occurred on January 1, 2014. It is impracticable for the Company to provide this information as if the acquisition had occurred on January 1, 2013, because it would require unreasonable efforts.

	Revenue	Net income (loss)

NLEX revenue and net income included through September 30, 2014	$1,141	$292

Consolidated revenue and net loss assuming January 1, 2014 acquisition	$12,322	$(26,335)

Note 4 – Stock-based Compensation

     At September 30, 2014 the Company maintained six stock-based compensation plans, which are described more fully in Note 14 to the audited consolidated financial statements for the year ended December 31, 2013, contained in the Company’s most recently filed Annual Report on Form 10-K.

     During the first nine months of 2014 the Company issued 50,000 options to the Company’s independent directors as part of their annual compensation, and 50,000 options to an officer of the Company in accordance with his employment agreement. During the same period, 47,500 options expired and 17,500 options were forfeited in association with employee departures.

     During the first nine months of 2013, the Company issued 50,000 options to the Company’s independent directors and 150,000 options to an officer of the Company. During the same period, 408,198 options expired and 1,530,000 options were forfeited.

      The following summarizes the changes in common stock options for the nine months ended September 30, 2014:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2013	2,130,000	$1.75
Granted	100,000	$0.70
Exercised	—	N/A
Forfeited	(17,500)	$2.00
Expired	(47,500)	$1.18
Outstanding at September 30, 2014	2,165,000	$1.71

Options exercisable at September 30, 2014	1,330,000	$1.75

     As of September 30, 2014 there is approximately $479 of non-recognized stock based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 1.8 years.

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

     Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the nine months ended September 30, 2014 and 2013, respectively, the Company included zero outstanding options, due to the Company’s net loss in both periods.

Note 6 – Goodwill

     The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown below. No goodwill impairment has resulted from impairment testing done subsequent to the acquisitions. The most recent impairment testing was completed at December 31, 2013 and therefore included the goodwill associated with both Equity Partners and HGP. There have been no circumstances during the four months following the acquisition of NLEX that would require impairment testing of the associated goodwill. The purchase price allocation relating to the acquisition of NLEX is still being finalized, and therefore the amount assigned to goodwill is subject to change.

Entity acquired	Acquisition date	Goodwill
Equity Partners	June 2011	$573
HGP	February 2012	4,728
NLEX	June 2014	6,185
Total goodwill		$11,486

Note 7 – Asset Liquidation Investments and Other Investments

     Summarized financial information – Equity accounted asset liquidation investments

     The table below details the summarized results of operations attributable to HGI from the Joint Ventures in which it was invested:

	Nine months ended
	September 30,
	2014	2013

Gross revenues	$46	$5,056

Gross profit (loss)	$(53)	$907

Income (loss) from continuing operations	$(53)	$1,265

Net income (loss)	$(53)	$1,265

     Other investments

     The Company’s other investments as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC	$107	$19
Polaroid Corporation (“Polaroid”)	1,393	1,750

Total investments	$1,500	$1,769

     The Company accounts for its investments under the equity method.

     The components of the Company’s investment in Polaroid at September 30, 2014 and December 31, 2013 are detailed below:

As at September 30, 2014

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,492	$269	$(1,660)	$1,101
Class D	628	64	(400)	292
Total	$3,120	$333	$(2,060)	$1,393

As at December 31, 2013

	Capital	Equity in	Capital	Net
Unit type	invested	earnings	returned	investment
Class A	$2,492	$209	$(1,300)	$1,401
Class D	617	50	(318)	349
Total	$3,109	$259	$(1,618)	$1,750

Note 8 – Debt

	September 30,	December 31,
	2014	2013
Third party debt
Credit Facility	$432	$1,438
Other third party debt	2,542	—
Total third party debt	$2,974	$1,438

Related party debt
Counsel Loan	$3,056	$2,550

     At September 30, 2014 and December 31, 2013, all of the Company’s outstanding debt was current.

     The Credit Facility is provided to HG LLC by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) dated as of June 2, 2009 and most recently amended as of September 2, 2014 (the “Amendment Date”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of the WSJ prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $15,000, subject to HG LLC maintaining a 1:2 ratio of capital funds, i.e. the sum of HG LLC’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At September 30, 2014, $561 of such assets served as collateral for the loan (December 31, 2013 - $606). A monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). Until July 31, 2014, the Unused Line Fee was equal to the product of 0.50% per annum multiplied by the difference between $15,000 and the average loan amount outstanding during the month. Effective August 1, 2014, the Unused Line Fee has been reduced to $3 per month. Payments of a $50 Facility Fee and a $25 Agency Fee are due annually on September 27. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel Corporation, the Company’s former majority shareholder (together with its subsidiaries, “Counsel”). At September 30, 2014 the Company was in compliance with all covenants of the Credit Facility. At December 31, 2013, the Company was in breach of one of the covenants of the Credit Facility. The breach was waived by the bank.

     During the second quarter of 2014, the Company entered into a loan agreement with an unrelated third party, in the principal amount of $2,500. The loan bears interest at 6% and matures on January 15, 2015, and at September 30, 2014 the principal and accrued interest totalled $2,542. The loan is not subject to any covenants or conditions.

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

     In the second quarter of 2014, following Counsel’s distribution of its ownership interest in HGI to Counsel shareholders as a dividend in kind, this facility was replaced and the outstanding balance was transferred to a new facility (also the “Counsel Loan”). Under the new facility, payment is due within thirty days following the end of each quarter. Unpaid balances accrue interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, or the maximum rate allowable by law. For the second and third quarters of 2014 the rate was 5.25% . Please see Note 11 for further discussion of transactions with Counsel.

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

Note 10 – Income Taxes

     In the first quarter of 2014, as a result of incurring losses in 2012, 2013 and 2014, the Company recorded a valuation allowance against all of its net deferred tax assets. At September 30, 2014, the Company has aggregate tax net operating loss carry forwards of approximately $74,128 ($59,266 of unrestricted net operating tax losses and approximately $14,862 of restricted net operating tax losses) and unused minimum tax credit carry forwards of $547. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2034.

     The reported tax expense (benefit) varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013

Expected federal statutory tax expenses (benefit)	$(645)	$(740)

Increase (reduction) in taxes resulting from:

State income taxes	55	8

Non-deductible expenses (permanent differences)	22	31

Change in temporary differences:

Change in valuation allowance attributable to continuing operations	25,290	448

Rate changes	—	—

Other	—	(213)

Income tax expense (recovery)	$24,722	$(466)

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

     The components of the deferred tax asset and liability as of September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013

Deferred tax assets:
Net operating loss carry-forwards	$25,204	$29,816
Minimum tax credit carry forwards	186	186
Intangible assets	(90)	(24)
Stock based compensation	679	679
Start-up costs	(16)	(14)
Depreciation and amortization	6	(3)
Other	186	210
Writedown of inventory	452	452
Trade Name	(1,291)	(1,395)
Customer List/Business Network	(469)	(500)
Gross deferred tax assets	24,847	29,407
Less: valuation allowance	(24,847)	(4,740)
Net deferred tax assets	$—	$24,667

Note 11 – Related Party Transactions

Debt with Counsel

     Until the second quarter of 2014, as discussed below and in Note 8, Counsel was the Company’s majority shareholder. Following Counsel’s distribution of its investment in HGI to Counsel shareholders, as a result of the Services Agreement discussed below, Counsel remains a related party. Therefore, at September 30, 2014 the Company reported the $3,056 owing to Counsel as related party debt. At December 31, 2013 the Company had a balance owing to Counsel of $2,550.

Counsel Services Provided to the Company

     Beginning in December 2004, HGI and Counsel entered into successive annual management services agreements (collectively, the “Agreement”). Under the terms of the Agreement, HGI agreed to pay Counsel for ongoing services provided to HGI by Counsel personnel. These services included preparation of the Company’s financial statements and regulatory filings, taxation matters, stock-based compensation administration, Board administration, patent portfolio administration and litigation matters. The Counsel employees providing the services were: 1) its Executive Vice President, Secretary and Chief Financial Officer, 2) its Tax Manager, 3) an Accounting Manager, and 4) its Accounts Payable Clerk. These employees have the same or similar positions with HGI, but none of them received compensation from HGI. Rather, Counsel allocated to HGI a percentage, based on time incurred, of the employees’ base compensation paid by Counsel. Beginning in the first quarter of 2011, additional amounts were charged to HGI for Counsel services specifically relating to the ongoing operations of HGI’s asset liquidation business. The amounts due under the Agreement were payable within 30 days following the respective year end, subject to applicable restrictions. Any unpaid amounts bore interest at 10% per annum commencing on the day after such year end.

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

The amounts charged by Counsel are detailed below:

	Nine months ended
	September 30,
Item
	2014	2013
Management fees	$270	$270
Other charges	56	55
Total	$326	$325

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

     The lease amounts paid by the Company to the related parties are detailed below:

	Nine months ended
Leased premises location	September 30,
	2014	2013
Foster City, CA	$171	$171
Edwardsville, IL	32	—
White Plains, NY	—	66
Los Angeles, CA	—	12
Total	$203	$249

Note 12 – Subsequent Events

     The Company has evaluated events subsequent to September 30, 2014 for disclosure. There have been no material subsequent events requiring disclosure in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

     The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the nine months ended September 30, 2014, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”).

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

     On June 2, 2014, effective as of May 31, 2014, the Company acquired all of the outstanding equity of National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX now operates as a wholly owned division of the Company. Prior to the acquisition, NLEX’s role was limited to being a broker or agent, but that role may expand to include NLEX acting as a principal. The purchase price consisted of $2,000 cash, as well as up to $5,000 of contingent consideration based on NLEX earnings during the four years following the acquisition. At September 30, 2014, subject to finalization of the purchase price allocation, the present value of the contingent consideration has been estimated as $4,198. The transaction is also discussed in Note 3 of the unaudited condensed consolidated interim financial statements.

     The organization chart below outlines the basic corporate structure of the Company as of September 30, 2014.

     During the third quarter of 2014, the Company’s Audit Committee completed a review of the Company’s independent registered public accounting firm. As a result, effective September 27, 2014, the Company engaged Squar, Milner, Peterson, Miranda & Williamson, LLP as the Company’s independent registered public accounting firm. This change is discussed in more detail in the Company’s Current Report on Form 8-K, filed with the SEC on September 27, 2014.

Asset liquidation

     The Company’s asset liquidation business is its sole operating segment, and the Company’s objective is to build a sustainable, long-term global capital asset solutions business, and be a leading resource for clients requiring capital asset solutions. The asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales.

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

Industry and Competition

Asset Liquidation

     Our asset liquidation business is involved primarily in the auction, appraisal and asset advisory services provided by HGP, and, beginning in the second quarter of 2014, the accounts receivable brokerage services provided by NLEX. It also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, the Company competes with other liquidators, auction companies, dealers and brokers. It also competes with them for potential purchasers, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some of our competitors have significantly greater financial and marketing resources and name recognition.

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

     Significant estimates required in the preparation of the unaudited condensed consolidated interim financial statements included in this Report include the assessment of collectability of revenue recognized, and the valuation of amounts receivable, inventory, investments, deferred income tax assets, goodwill and intangible assets, liabilities, stock-based compensation and contingent consideration. These estimates are considered significant because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

     The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies in the first nine months of 2014.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

     Liquidity

     At September 30, 2014 the Company had a working capital deficit of $8,249, as compared to a working capital deficit of $3,174 at December 31, 2013, an increase of $5,075. The most significant change within current assets was the decrease of $1,366 in deferred tax assets that resulted from the Company adjusting its total deferred tax assets to $0, as discussed in Note 10 of the unaudited condensed consolidated interim financial statements. This was offset by increases of $1,187 and $824 in cash and accounts receivable, respectively. Within current liabilities, accounts payable and accrued liabilities increased by $2,708 and total debt increased by $2,042. Current liabilities also increased by $650 due to the inclusion of the current portion of the contingent consideration associated with the acquisition of NLEX in the second quarter of 2014.

     The Company’s debt payable to third parties consists of two items: HG LLC’s revolving credit facility (the “Credit Facility”), and an additional third party loan, which was entered into during the second quarter of 2014. These items had balances, including accrued interest, of $432 and $2,542, respectively, at September 30, 2014.

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

     During the first nine months of 2014, the Company’s primary sources of operating cash were the operations of its asset liquidation business, cash distributions of $444 from its equity method investments, the third party loan described above, and net advances of $357 from Counsel.

     It should be noted that the Company has historically classified both real estate inventory and asset liquidation investments as non-current, although they are generally expected to be converted to cash within a year. At September 30, 2014 and December 31, 2013, such assets totaled $7,824 and $7,458, respectively.

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

     Ownership Structure and Capital Resources

•	At September 30, 2014 the Company had stockholders’ equity of $13,526, as compared to $39,497 at December 31, 2013.

•

At December 31, 2012, and until July 25, 2013, the Company was 71.3% owned, and therefore controlled, by Counsel. The Company’s Co-CEOs each owned 7.0%, the former owners of HGP and a single investor each owned 3.5%, and the remaining public stockholders owned 7.7%. Upon the departure of the Co-CEOs in the third quarter of 2013, and the associated return and cancellation of 800,000 shares of common stock on July 26, 2013, Counsel’s ownership increased to 73.3%. That of the former Co-CEOs decreased to 5.8% each, that of the former owners of HGP and the single investor increased to 3.6% each, and that of the remaining public stockholders increased to 7.9%.

•

On April 1, 2013, Counsel announced that its Board of Directors had approved a plan to focus Counsel’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in HGI. On March 20, 2014, Counsel declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Counsel’s common shareholders of record on April 1, 2014. On May 1, 2014, HGI and Counsel entered into a management services agreement (the “Services Agreement”) under which Counsel continues to provide management and other services to HGI. For more detail regarding the Services Agreement, see Note 11 in the unaudited condensed consolidated interim financial statements.

Cash Position and Cash Flows

     Cash and cash equivalents at September 30, 2014 were $4,400 as compared to $3,213 at December 31, 2013, an increase of $1,187.

     Cash provided by or used in operating activities Cash provided by operating activities was $281 during the nine months ended September 30, 2014 as compared to $2,368 cash provided during the same period in 2013. During the first nine months of 2014 the Company had a pre-tax loss of $1,621, as compared to a pre-tax loss of $2,116 for the same period in 2013, a decrease of $495. Net losses for 2014 and 2013 were $26,343 and $1,650, respectively, with the large increase in 2014 primarily due to the adjustment of the $24,667 total deferred tax assets outstanding at December 31, 2013 to $nil.

     The operations of NLEX, which was acquired during the second quarter of 2014, have resulted in the inclusion of $292 of net income in the unaudited condensed consolidated interim financial statements for the nine months ended September 30, 2014. With respect to operations, the Company’s operating loss decreased to $1,386 as compared to $1,778 for the same period in 2013. Gross profit from asset liquidation operations, including earnings from asset liquidation investments and NLEX operations, increased by $1,249. Intellectual property licensing revenue decreased by $824, and related expenses decreased by $134, for a net decrease of $690. Operating expenses, including depreciation and amortization, were almost unchanged, increasing by $168. Interest expense in 2014 was unchanged from 2013, totaling $399 in both years. In the first nine months of 2014 the Company recorded tax expense of $24,722, primarily consisting of a $24,667 write-down of deferred income tax assets, as compared to recording a tax recovery of $466 during the same period of 2013.

     The most significant changes in operating activities during the first nine months of 2014 as compared to the first nine months of 2013, aside from those relating to tax, were in deposits and accounts payable and accrued liabilities. Deposits decreased by $13 in 2014 as compared to decreasing by $1,362 in 2013. Accounts payable and accrued liabilities decreased $2,075 in 2014 as compared to decreasing $3,925 in 2013.

     Cash provided by or used in investing activities Cash used by investing activities during the nine months ended September 30, 2014 was $941, as compared to $718 cash provided during the same period in 2013. The most significant item in 2014 was the net $1,361 cash paid to acquire NLEX; there were no similar transactions during 2013. The other significant difference between the two periods was the receipt of $444 in cash distributions during 2014, primarily from the Company’s investment in Polaroid, compared to the receipt of $784 in cash distributions during 2013, also primarily from Polaroid.

     Cash provided by or used in financing activities Cash provided by financing activities was $1,847 during the nine months ended September 30, 2014, as compared to $2,857 cash used during the same period in 2013. Net cash receipts from Counsel in 2014 were $357, and the Company received $2,500 as a loan from a third party. During 2014, the Company repaid net $1,010 of the Credit Facility. In 2013, the Company received net cash of $6,487 from Counsel, and repaid net $9,354 of the Credit Facility. In 2013 the Company received $10 cash associated with option exercises; there were no exercises in 2014.

Management’s Discussion of Results of Operations

     The following table sets out the Company’s condensed consolidated quarterly results of operations for the eight quarters ended September 30, 2014, as well as for the nine months ended September 30, 2013 and 2014.

									Nine months ended
	Q4/12	Q1/13	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Sept. 30/13	Sept. 30/14
Revenue
Asset liquidation:
Asset sales	2,726	446	152	1,201	247	975	499	4,738	1,799	6,212
Commissions and other	1,485	946	1,780	1,064	2,232	1,010	2,312	1,365	3,790	4,687
Total asset liquidation revenue	4,211	1,392	1,932	2,265	2,479	1,985	2,811	6,103	5,589	10,899
Intellectual property licensing	-	200	-	624	-	-	-	-	824	-
Total revenue	4,211	1,592	1,932	2,889	2,479	1,985	2,811	6,103	6,413	10,899

Operating costs and expenses:
Asset liquidation	2,738	430	341	905	1,030	465	569	3,385	1,676	4,419
Patent licensing and maintenance	12	150	6	10	25	11	5	16	166	32
Selling, general and administrative	3,260	2,598	2,580	2,078	2,404	2,138	2,604	2,682	7,256	7,424
Other	(363)	-	-	-	-	-	-	-	-	-
Depreciation and amortization	124	121	119	118	114	118	120	119	358	357
Interest expense	115	95	174	130	157	138	139	122	399	399
Total operating costs and expenses	5,886	3,394	3,220	3,241	3,730	2,870	3,437	6,324	9,855	12,631

	(1,675)	(1,802)	(1,288)	(352)	(1,251)	(885)	(626)	(221)	(3,442)	(1,732)

Earnings (loss) of asset liquidation investments	574	802	7	456	(65)	(30)	18	(41)	1,265	(53)
Earnings (loss) of other equity method investments	(47)	-	38	23	65	11	24	129	61	164

Income (loss) before tax	(1,148)	(1,000)	(1,243)	127	(1,251)	(904)	(584)	(133)	(2,116)	(1,621)

Income tax expense (recovery)	(366)	(353)	(500)	387	3,495	24,667	-	55	(466)	24,722

Net loss	(782)	(647)	(743)	(260)	(4,746)	(25,571)	(584)	(188)	(1,650)	(26,343)

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

Three-Month Period Ended September 30, 2014 Compared to Three-Month Period Ended September 30, 2013

     Asset liquidation revenues were $6,103 in 2014 compared to $2,265 in 2013, asset liquidation expense was $3,385 in 2014 compared to $905 in 2013, and earnings of asset liquidation investments were a loss of $41 in 2014 compared to earnings of $456 in 2013. The net earnings of these three items were therefore $2,677 in 2014 compared to $1,816 in 2013. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The increased net earnings in the current quarter reflect the vagaries of the timing of asset liquidation transactions. They also reflect the acquisition of NLEX, which was responsible for $771 of the quarter’s net asset liquidation earnings.

     Intellectual property licensing revenue was $0 during the three months ended September 30, 2014, compared to $624 during the same period in 2013. The 2013 revenue was from the sale of an intellectual property licensing agreement to the Company’s former Co-CEOs.

      Patent licensing and maintenance expense was $16 during the three months ended September 30, 2014, compared to $10 during the same period in 2013.

     Selling, general and administrative expense, including expenses paid to related parties, was $2,682 during the three months ended September 30, 2014, compared to $2,078 during the same period in 2013. The significant items included:

  Compensation expense was $1,844 in 2014, compared to $1,363 in 2013. Salary and benefits expense for HGP was $975 in 2014 and $911 in 2013, salary and benefits expense for HG LLC was $292 and $334, respectively, and compensation expense for NLEX was $425. The salary earned by the Company’s President remained unchanged at $34. Stock based compensation was $118 in 2014 and $83 in 2013.

  Management fee expense and allocated compensation charged by our former majority stockholder, Counsel, was $109 in both 2014 and 2013. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

  Consulting expense, including fees paid to our board of directors, was $130 in 2014, compared to $88 in 2013.

  Legal expense was $53 in 2014, compared to $18 in 2013. The increase is primarily due to expenses associated with the acquisition of NLEX in the second quarter of 2014.

  Accounting and tax consulting expenses were $86 in 2014, compared to $79 in 2013. The increase is primarily due to expenses associated with HGI’s acquisition of NLEX.

  Office rent was $96 in 2014 as compared to $57 in 2013, and related solely to the operations of the Company’s asset liquidation business. The increase is due to two factors. The first is the acquisition of NLEX, which accounted for $36 of the expense in 2014. The second is due to a credit of $16 in the third quarter of 2013, associated with the operations of HG LLC. There was no similar transaction in 2014.

  Insurance, including directors and officers liability insurance, was $37 in 2014 as compared to $25 in 2013. The increase is due to the acquisition of NLEX .

  Travel and entertainment expense was $145 in 2014 as compared to $107 in 2013. The majority of the expense relates to the Company’s asset liquidation business, and the amount fluctuates depending on the location and complexity of transactions in a given period.

  Advertising, promotion and public relations expense was $68 in 2014 as compared to $84 in 2013.

     Depreciation and amortization expense was essentially unchanged, at $119 in 2014 compared to $118 in 2013. In both years, $113 represents amortization of the intangible assets recognized in connection with the acquisition of HGP, and the remaining expense represents depreciation of property, plant and equipment.

     Other income (expenses) and earnings of other equity accounted investments – the significant items included:

  In 2014, the Company recorded income of $129 from its other equity accounted investments, as compared to recording $23 in 2013. In 2014, the amount consisted of $40 income from Polaroid, and $89 income from Knight’s Bridge GP; in 2013, these amounts were $22 and $1, respectively.

Nine-Month Period Ended September 30, 2014 Compared to Nine-Month Period Ended September 30, 2013

     Asset liquidation revenues were $10,899 in 2014 compared to $5,589 in 2013, asset liquidation expense was $4,419 in 2014 compared to $1,676 in 2013, and earnings of asset liquidation investments were a loss of $53 in 2014 compared to earnings of $1,265 in 2013. The net earnings of these three items were therefore $6,427 in 2014 compared to $5,178 in 2013. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The increased net earnings in 2014 reflect the vagaries of the timing of asset liquidation transactions. They also reflect the acquisition of NLEX, which was responsible for $1,052 of the net asset liquidation earnings.

     Intellectual property licensing revenue was $0 during the nine months ended September 30, 2014, compared to $824 during the same period in 2013. The 2013 revenue consisted of $200 related to a settlement and licensing agreement entered into with the defendant in a patent infringement lawsuit, and $624 from the sale of an intellectual property licensing agreement to the Company’s former Co-CEOs.

     Patent licensing and maintenance expense was $32 during the nine months ended September 30, 2014, compared to $166 during the same period in 2013. The costs in 2013 were associated with the revenue earned during the same period.

     Selling, general and administrative expense, including expenses paid to related parties, was $7,424 during the nine months ended September 30, 2014, compared to $7,256 during the same period in 2013. The significant items included:

  Compensation expense was $4,805 in 2014, compared to $4,733 in 2013. Salary and benefits expense for HGP was $2,927 in 2014 and $2,579 in 2013, salary and benefits expense for HG LLC was $826 and $1,641, respectively, and compensation expense for NLEX, comprised of expense for the period June to September 2014, was $586. The decrease for HG LLC reflects the departure of the former Co-CEOs and other HG LLC employees effective June 30, 2013. The salary earned by the Company’s President remained unchanged at $103. Stock based compensation was $363 in 2014 and $410 in 2013. The reduced expense in 2014 reflects the forfeiture of options by the Co-CEOs and other HG LLC employees who departed the Company.

  Management fee expense and allocated compensation charged by our former majority stockholder, Counsel, was essentially unchanged, at $326 in 2014 and $325 in 2013. See Note 11 of the unaudited condensed consolidated interim financial statements included in this Report for details regarding these items.

  Consulting expense, including fees paid to our board of directors, was $358 in 2014, compared to $459 in 2013. The decrease is related to the operations of HG LLC.

  Legal expense was $220 in 2014, compared to $139 in 2013. The increase is primarily due to expenses associated with both HGI filing statutory reports in Canada, prior to Counsel’s distribution of its ownership in HGI as a dividend in kind, and HGI’s acquisition of NLEX.

  Accounting and tax consulting expenses were $274 in 2014, compared to $168 in 2013. The increase is primarily due to expenses associated with both HGI filing statutory reports in Canada, prior to Counsel’s distribution of its ownership in HGI as a dividend in kind, and HGI’s acquisition of NLEX.

  Office rent was $265 in 2014 as compared to $297 in 2013, and related solely to the operations of the Company’s asset liquidation business. The reduction is due to the cancellation of the leases on the New York and California offices of HG LLC, associated with the departure of the Co-CEOs and HG LLC employees. It is partially offset by the increase in rent expense associated with the acquisition of NLEX.

  Insurance, including directors and officers liability insurance, was $113 in 2014 as compared to $98 in 2013.

  Travel and entertainment expense was $454 in 2014 as compared to $421 in 2013. The majority of the expense relates to the Company’s asset liquidation business, and the amount fluctuates depending on the location and complexity of transactions in a given period.

  Advertising, promotion and public relations expense was $221 in 2014 as compared to $198 in 2013.

     Depreciation and amortization expense was essentially unchanged, at $357 in 2014 compared to $358 in 2013. In both years, $340 represents amortization of the intangible assets recognized in connection with the acquisition of HGP, and the remaining expense represents depreciation of property, plant and equipment.

     Other income (expenses) and earnings of other equity accounted investments – the significant items included:

  In 2014, the Company recorded income of $164 from its other equity accounted investments, as compared to recording $61 in 2013. In 2014, the amount consisted of $74 income from Polaroid, and $90 income from Knight’s Bridge GP; in 2013, these amounts were $30 and $31, respectively.

     Inflation. Inflation did not have a significant impact on our results during the last fiscal quarter.

     Off-Balance Sheet Transactions. We have not engaged in any material off-balance sheet transactions.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

     We reported our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”).

     We use the non-GAAP financial measure “EBITDA” in assessing the Company’s results. We define EBITDA as net income less interest expense, provision for income taxes, depreciation and amortization. We believe that EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting the Company than could be obtained absent these disclosures. Management uses EBITDA to make operating and strategic decisions and evaluate the Company’s performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that EBITDA is a useful supplemental tool to evaluate the underlying operating performance of the Company on an ongoing basis. Our use of EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the quarterly financial information, below, which reconciles EBITDA to our GAAP reported net loss for the periods presented.

									Nine months ended
	Q4/12	Q1/13	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Sept. 30/13	Sept. 30/14

EBITDA	(909)	(784)	(950)	375	(980)	(648)	(325)	108	(1,359)	(865)

Deduct:
Depreciation and amortization	124	121	119	118	114	118	120	119	358	357
Interest expense	115	95	174	130	157	138	139	122	399	399
Income tax expense (recovery)	(366)	(353)	(500)	387	3,495	24,667	-	55	(466)	24,722

Net loss	(782)	(647)	(743)	(260)	(4,746)	(25,571)	(584)	(188)	(1,650)	(26,343)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have two debt instruments that have variable interest rates. Our Credit Facility provides that the principal amount outstanding bears interest at the greater of the lender’s prime rate + 1.0%, or 4.5% . Assuming that the debt amount on the revolving credit facility at September 30, 2014 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $4 for that twelve-month period. Similarly, the Counsel Loan bears interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, and a 1% increase would increase interest expense by $31. We do not believe that, in the near term, we are subject to material market risk on our debt.

     We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2014. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Until the third quarter of 2012, our operations were conducted primarily in the United States and as such were not subject to material foreign currency exchange rate risk. With the expansion of our operations to Europe, we may become subject to greater foreign currency exchange rate risk. Management will monitor operations and act as required to minimize this risk.

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

     Further, there were no changes in our internal control over financial reporting during the third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Heritage Global Inc.

Date: November 13, 2014	By:	/s/ Allan C. Silber
Allan C. Silber
Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub
Executive Vice President, Chief Financial Officer and
Corporate Secretary
(Principal Financial Officer and Principal Accounting
Officer)